Form 10-Q/A
period 1993-09-30
NORTHERN STATES POWER CO /MN/
filed 1994-01-25
CIK 72903

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                          FORM 10-Q/A

  X  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
                                         or

      Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended   September 30, 1993      Commission File Number  1-3034


                  Northern States Power Company
    (Exact name of registrant as specified in its charter)


 Minnesota                                                       41-0448030
(State of other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification No.)

414 Nicollet Mall, Minneapolis, Minnesota                           55401
 (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code        (612) 330-5500

                                     None
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes   X    No
                 _____     _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class                                   Outstanding at October 31, 1993
Common Stock, $2.50 par value                       66,745,494 shares

                              PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
                      Northern States Power Company (Minnesota) and Subsidiaries
                                    Statements of Income (Unaudited)

                                                                     Three Months Ended            Nine Months Ended
                                                                        September 30                 September 30
                                                                       1993          1992          1993          1992
                                                                   (Thousands of Dollars)      (Thousands of Dollars)
Operating revenues
 Electric...................................................          $557,289      $490,659    $1,501,948    $1,377,655
 Gas........................................................            44,635        32,993       286,045       210,564
   Total....................................................           601,924       523,652     1,787,993     1,588,219

Operating expenses
 Fuel for electric generation...............................            82,212        75,814       238,000       222,725
 Purchased and interchange power............................            70,517        43,820       153,962       114,233
 Gas purchased for resale...................................            33,955        29,368       192,823       139,930
 Other operation............................................            70,913        69,770       227,576       227,469
 Maintenance................................................            37,636        40,391       119,337       128,447
 Administrative and general.................................            42,239        42,698       137,743       136,131
 Conservation and energy management.........................             7,808         3,484        21,877        13,610
 Depreciation and amortization..............................            67,139        59,365       198,232       180,773
 Taxes: Property and general................................            57,890        50,523       169,912       152,029
        Current income tax expense..........................            42,394        30,045        97,731        67,980
        Deferred income tax expense.........................             1,314         3,690         6,659        13,752
        Investment tax credit adjustments - net.............            (2,169)       (2,154)       (6,527)       (6,578)
  Total                                                                511,848       446,814     1,557,325     1,390,501

Operating income............................................            90,076        76,838       230,668       197,718

Other income
 Allowance for funds used during construction - equity......             2,188         2,073         4,819         7,637
 Other income and deductions - net..........................             2,379         2,181         2,413         2,001
  Total other income........................................             4,567         4,254         7,232         9,638

Income before interest charges..............................            94,643        81,092       237,900       207,356

Interest charges
 Interest on long-term debt.................................            25,985        25,480        77,898        76,888
 Other interest and amortization............................             2,604         1,910         6,337         4,365
 Allowance for funds used during construction - debt........            (1,601)       (1,996)       (4,363)       (4,942)
   Total....................................................            26,988        25,394        79,872        76,311

Income before accounting change.............................            67,655        55,698       158,028       131,045

Accounting change
 Cumulative effect on prior years of change in accounting
   principle - unbilled revenues (net of tax of $30,594)....                 0             0             0        45,512

Net income..................................................            67,655        55,698       158,028       176,557

Preferred dividend requirements.............................             3,743         3,881        11,287        12,389

Earnings available for common stock.........................           $63,912       $51,817      $146,741      $164,168

Average number of common and equivalent
  shares outstanding (000's)................................            66,505        62,661        64,664        62,631

Earnings per average common share:
  Income before accounting change...........................             $0.96         $0.83         $2.27         $1.89
  Cumulative effect of unbilled revenue accounting change...              0.00          0.00          0.00          0.73
     Total..................................................             $0.96         $0.83         $2.27         $2.62
Common dividends declared per share.........................            $0.645        $0.630        $1.920        $1.865

                                      Statements of Retained Earnings (Unaudited)

Balance at beginning of period..............................        $1,100,176    $1,100,838    $1,099,896    $1,066,559

Net income for period.......................................            67,655        55,698       158,028       176,557
Capital stock expense.......................................                 0             0             0          (822)

Dividends declared:
 Cumulative preferred stock.................................            (3,743)       (3,881)      (11,287)      (12,389)
 Common stock...............................................           (42,928)      (39,422)     (125,477)     (116,672)

Balance at end of period....................................        $1,121,160    $1,113,233    $1,121,160    $1,113,233



The Notes to Financial Statements are an integral part of the Statements of Income and Retained Earnings

                  Northern States Power Company (Minnesota) and Subsidiaries
                                 Balance Sheets (Unaudited)
                                                                           September 30,  December 31,
                                                                               1993           1992
                                                                          (Thousands of dollars)
                                ASSETS
UTILITY PLANT
  Electric..............................................................    $6,104,443     $5,956,865
  Gas...................................................................       609,069        481,157
  Other.................................................................       222,536        199,912
      Total.............................................................     6,936,048      6,637,934
    Accumulated provision for depreciation..............................    (2,837,459)    (2,593,213)
  Nuclear fuel..........................................................       736,293        711,517
    Accumulated provision for amortization .............................      (663,376)      (630,548)
      Net utility plant.................................................     4,171,506      4,125,690

CURRENT ASSETS
  Cash and cash equivalents.............................................        24,722         15,752
  Short-term investments - at cost which approximates market............       100,027             88
  Accounts receivable - net.............................................       237,217        224,618
  Accrued utility revenues..............................................        82,975        100,172
  Federal income tax refund receivable..................................        20,927         24,525
  Materials and supplies - at average cost
    Fuel................................................................        49,196         53,826
    Other...............................................................       107,275        105,041
  Current deferred income taxes ........................................        13,404         10,712
  Prepayments and other.................................................        19,921         23,161
      Total current assets..............................................       655,664        557,895

OTHER ASSETS
  Nonutility property - net of accumulated depreciation
   of $60,778 and $54,669, respectively.................................       157,605         94,305
  Deferred debits.......................................................       177,904         96,113
  Investments and other assets..........................................       188,716        108,867
      Total other assets................................................       524,225        299,285

          TOTAL.........................................................    $5,351,395     $4,982,870

                             LIABILITIES
CAPITALIZATION
  Common stock - authorized 160,000,000 shares of $2.50 par value,
   issued shares:  1993, 66,553,989; 1992, 62,598,360...................      $166,385       $156,496
  Premium on common stock...............................................       531,367        370,819
  Retained earnings.....................................................     1,121,160      1,099,896
  Employee Stock Ownership Plan (ESOP) shares purchased with debt -
   shares at cost:  1993, 285,538; 1992, 143,217........................       (12,956)        (5,113)
      Total common stock equity.........................................     1,805,956      1,622,098

  Cumulative preferred stock - authorized 7,000,000 shares of $100 par value; outstanding shares: 1993 and 1992, 2,750,000
    without mandatory redemption........................................       275,000        275,000
    Premium on preferred stock..........................................           493            493

  Long-term debt
    First mortgage bonds of utility companies...........................     1,037,612      1,150,500
    Other pollution control and resource recovery financing.............       147,850        148,550
    Subsidiary debt, ESOP loan and other................................        90,059          4,020
    Unamortized discount on long-term debt - net of premium.............        (4,952)        (3,220)
      Total long-term debt..............................................     1,270,569      1,299,850

        Total capitalization............................................     3,352,018      3,197,441

CURRENT LIABILITIES
  Long-term debt due within one year....................................       150,519         32,426
  Redeemable long-term debt.............................................       141,600         41,600
  Short-term debt - commercial paper....................................        31,500        146,561
  Accounts payable......................................................       163,721        180,149
  Salaries, wages, and vacation pay accrued.............................        43,637         31,393
  Taxes accrued.........................................................       212,240        161,533
  Interest accrued......................................................        31,929         27,590
  Dividends declared on common and preferred stocks.....................        46,670         43,220
  Estimated refunds to customers........................................         9,995              0
  Other.................................................................        11,077          7,673
      Total current liabilities.........................................       842,888        672,145

DEFERRED CREDITS AND OTHER LIABILITIES
  Accumulated deferred income taxes.....................................       802,611        775,241
  Accumulated deferred investment tax credits...........................       191,270        200,207
  Net deferred regulatory liability - income taxes......................        29,654         62,082
  Other.................................................................       132,954         75,754
      Total deferred credits and other liabilities......................     1,156,489      1,113,284

          TOTAL.........................................................    $5,351,395     $4,982,870


              The Notes to Financial Statements are an integral part of the Balance Sheets.

                         Northern States Power Company (Minnesota) and Subsidiaries

                                    STATEMENTS OF CASH FLOWS (Unaudited)
                                                                                     Nine Months Ended
                                                                                       September 30
                                                                                    1993             1992
                                                                                  (Thousands of dollars)
Cash Flows from Operating Activities:
   Net Income.............................................................          $158,028         $176,557
   Adjustments to reconcile net income to cash from operating activities:
     Depreciation and amortization........................................           211,931          194,312
     Nuclear fuel amortization............................................            32,828           38,021
     Deferred income taxes................................................            (9,091)          20,749
     Investment tax credit adjustments....................................            (6,753)          (6,827)
     Allowance for funds used during construction - equity................            (4,819)          (7,637)
     Cumulative effect of unbilled revenue accounting change - net of tax.                 0          (45,512)
     Cash provided by (used for) changes in certain working capital items.            84,683          (10,198)
     Conservation program expenditures - net of amortization..............            (9,032)          (7,560)
     Cash used for changes in other assets and liabilities................            (5,907)          (2,605)

  Net cash provided by operating activities                                          451,868          349,300

Cash Flows from Investing Activities:
   Capital expenditures ..................................................          (242,809)        (290,196)
   Decrease in construction payables......................................            (3,467)          (4,875)
   Allowance for funds used during construction - equity..................             4,819            7,637
   Temporary investment - pollution control bond refinancing proceeds.....          (100,000)               0
   Sale of other short-term investments - net.............................                61              820
   Investment in external decommissioning fund............................           (23,562)         (20,260)
   Acquisition of Minneapolis Energy Center...............................          (113,645)               0
   Acquisition of Viking Gas..............................................           (45,000)               0
   Investments in nonutility projects and other...........................           (10,501)             (85)

  Net cash used for investing activities                                            (534,104)        (306,959)

Cash Flows from Financing Activities:
   Net (repayments) proceeds from issuance of short-term debt.............          (115,061)         126,675
   Proceeds from issuance of long-term debt - net.........................           368,989           28,027
   Repayment of long-term debt (including reacquisition premium)..........          (199,856)         (45,751)
   Proceeds from issuance of common stock - net...........................           170,437            1,206
   Redemption of preferred stock and premium..............................                 0          (25,838)
   Dividends paid.........................................................          (133,303)        (128,051)

  Net cash provided by (used for) financing activities                                91,206          (43,732)

Net increase (decrease) in cash and cash equivalents......................             8,970           (1,391)

Cash and cash equivalents at beginning of period..........................            15,752           22,169

Cash and cash equivalents at end of period................................           $24,722          $20,778








          The Notes to Financial Statements are an integral part of the Statement of Cash Flows.

         Northern States Power Company (Minnesota) and Subsidiaries

                        NOTES TO FINANCIAL STATEMENTS

   As discussed in Note 1, the third quarter 1993 financial statements presented have been restated to reflect the impact on the Company's revenues and expenses of the final rate order for the Company's Minnesota electric retail jurisdiction. The impact of the final rate order for the Minnesota retail gas jurisdiction was not material and, therefore, was reflected in the fourth quarter of 1993.

   In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of Northern States Power Company (Minnesota) (the Company) and its subsidiaries (collectively, NSP) as of September 30, 1993 and December 31, 1992 and the results of its operations for the three and nine months ended September 30, 1993 and 1992 and its cash flows for the nine months then ended. Due to the seasonality of NSP's electric and gas sales, operating results on a quarterly basis are not necessarily an appropriate base from which to project annual results.

   The accounting policies followed by NSP are set forth in Note 1 to NSP's financial statements in the 1992 Form 10-K. Certain reclassifications have been made to the 1992 financial information to conform with the current presentation. These reclassifications had no effect on net income or earnings per share.

1.  Rate Matters - 1993 Rate Increases

Minnesota Jurisdiction

   In November 1992, the Company filed applications for 1993 rate increases with the Minnesota Public Utilities Commission (MPUC) totaling $119.1 million and $14.9 million for its Minnesota retail electric and natural gas customers, respectively. This represented annual increases of approximately 9% and 5.8%, respectively. In December 1992, the MPUC issued orders granting interim increases (subject to refund) of $71.2 million (5.4%) for electric service and $8.4 million (3.3%) for gas service, effective January 1, 1993. In June 1993, the Company adjusted its proposed annual electric rate increase to $112.3 million and updated its gas rate request to $12.4 million.

   The Company received orders from the MPUC in September 1993 allowing an annual retail electric rate increase of $54.3 million (4.1%) and an annual retail gas rate increase of $8.3 million (3.3%). On November 10, 1993, the MPUC reconsidered several issues common to both the electric and gas rate cases. On December 2, 1993, the MPUC completed its reconsideration of specific issues affecting the electric rate increase pursuant to requests by the Company and certain intervenors. The Company received final rate orders from the MPUC in December 1993 for the gas case and in January 1994 for the electric case, allowing final annual retail rate increases of $72.2 million (4.7%) for electric and $10.0 million (3.9%) for gas. The return on equity granted in both cases was 11.47%. Electric rate refunds of interim rates collected are required in the amount of $12.6 million and are expected to be paid in April 1994. No refunds from interim gas rate levels are required. Final rates for electric and gas are expected to be implemented in March 1994. The effects of reconsideration were initially recorded in the fourth quarter 1993, when reconsideration occurred. However, the Company has restated its third quarter 1993 earnings for the effects of reconsideration, reporting earnings per share of $0.96 and $2.27, versus the previously reported earnings per share of $0.84 and $2.15 for three months and nine months ended Sept. 30, 1993, respectively. The effect of the final rate orders on earnings per share for the first and second quarters was immaterial and, therefore, has been reflected in the third quarter.

Other Retail Jurisdictions

   The approved annual rate increases of Northern States Power Company, a Wisconsin corporation (the Wisconsin Company), a wholly-owned subsidiary of the Company, of $8.0 million (3.1%) for Wisconsin electric customers and $1.1 million (1.8%) for Wisconsin gas customers have been in effect since January 1993. The Company's approved annual rate increase of $4.8 million (5.3%) for North Dakota electric customers was effective April 21, 1993. The Company's approved annual rate increase of $4.2 million (6.5%) for South Dakota electric customers has been in effect since May 1, 1993.

Federal Energy Regulatory Commission (FERC)

   Increased annual wholesale electric rates of $0.9 million (3.6% overall increase) were approved by the FERC for nine Company wholesale customers effective September 21, 1993. Increased annual wholesale electric rates of $0.6 million (3.7% overall increase) were approved by the FERC for the Wisconsin Company's 10 wholesale municipal customers effective September 1, 1993.

2.  Accounting Changes

   In NSP's Form 10-Q for the quarter ended March 31, 1993, Note 2 to the Financial Statements discussed two accounting changes made in 1993 and one accounting change made in 1992. The following is an update of matters discussed therein.

Postretirement Benefits Other Than Pensions

   Effective January 1, 1993, NSP adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. SFAS 106 requires the accrual method of accounting for actuarially determined future costs of providing postretirement benefits. Under the prescribed method, NSP's obligation for postretirement health care and death benefits is to be fully accrued by the date employees attain full eligibility for such benefits, which is generally when they reach retirement age. This is a significant change from NSP's prior policy of recognizing benefit costs on a cash basis after retirement.

   In conjunction with the adoption of SFAS No. 106, NSP elected, for financial reporting purposes, to amortize on a straight-line basis over 20 years the accumulated postretirement benefit obligation for current and future retirees of approximately $215.6 million. This estimate considers anticipated plan design changes under consideration which are expected to be implemented in 1994, including Medicare integration, increased retiree cost sharing, and managed indemnity measures.

   In the past, NSP has funded benefit payments to retirees internally. While NSP initially planned to continue using internal funding of benefits paid and accrued, there will likely be significant external funding requirements imposed by NSP's regulators, as discussed below, including the use of tax advantaged trusts. No plan assets were held as of September 30, 1993.

   NSP has obtained rate recovery of the increased costs associated with this new accounting standard in all of its material regulated utility jurisdictions. Of the $21 million in increased costs to be accrued in 1993 under SFAS 106, about $5 million is expected to be capitalized as a cost of construction, $13 million is expected to be deferred until rate recovery commences (in 1994 through 1996) and about $3 million is expected to be expensed but essentially offset by rate increases. As of September 30, 1993, SFAS 106 costs of approximately $10.0 million had been deferred, to be amortized over the recovery period approved by regulators. Implementation of SFAS No. 106 increased operating expenses (before taxes) for the three and nine months ended September 30, 1993 by approximately $0.7 million and $2.6 million, respectively.

   In the orders the Company received in September 1993, the MPUC allowed full recovery of SFAS 106 costs in final 1993 rates and deferral of 1993 costs incurred prior to implementation of final rates. The MPUC has also decided to require the Company to implement a tax deductible level of external funding of SFAS 106 costs prior to the filing of the Company's next general rate case. Regulators for retail rates in Wisconsin and North Dakota have allowed full recovery of increased benefit costs under SFAS 106, commencing January 1, 1993 and April 21, 1993, respectively. External funding was required in Wisconsin to the extent funding is tax deductible.

   The FERC issued a regulatory order in 1992 adopting the SFAS 106 methodology for wholesale electric ratemaking and allowing deferral of the increased costs until recovery can commence in the next rate case. The FERC has approved rate increases for Minnesota and Wisconsin wholesale customers including recovery of accrued SFAS No. 106 benefits in new rates which took effect in September 1993. Viking Gas Transmission Company (see Note 3) has obtained recovery of SFAS 106 costs in rates from its wholesale customers effective in July 1993. The FERC requires external funding for the wholesale jurisdictional allocation of all benefits paid and accrued under SFAS 106 beginning in 1993.

   The impact of adopting SFAS 106 on other utility jurisdictions and nonregulated operations was not material.

Income Taxes

   NSP adopted SFAS No. 109, Accounting for Income Taxes, effective January 1, 1993. This Statement supersedes SFAS No. 96, Accounting for Income Taxes, which was adopted by NSP in 1988. There was no earnings effect of adopting SFAS No. 109 on NSP's financial statements for the three and nine months ended September 30, 1993 due to its similarity to SFAS No. 96 principles in use by NSP since 1988.

Revenue Recognition

   Effective January 1, 1992, the Company changed its revenue recognition method to include the accrual of estimated unbilled revenues for electric and gas usage for its Minnesota, North Dakota and South Dakota operations. The adjustment to apply the new policy retroactively to periods prior to 1992 was $45.5 million (net of income taxes of $30.6 million) and was included in income in the first quarter of 1992. The Wisconsin Company has been recording unbilled revenues since 1977.

3.  Business Acquisitions

Viking Gas Transmission Company

   On June 10, 1993, the Company acquired 100% of the stock of Viking Gas Transmission Company (Viking) from Tenneco Gas, a unit of Tenneco Inc. in Houston, Texas for $45 million in cash. Viking, which is now a wholly-owned subsidiary of the Company, owns and operates a 496-mile natural gas pipeline serving portions of Minnesota, Wisconsin and North Dakota with a capacity of 400 million cubic feet per day. The Viking pipeline currently serves 15% of NSP's gas distribution system needs. Approximately 75% of NSP's gas customers are located within 40 miles of the Viking pipeline. Under FERC Order 636, Viking is an open access pipeline which makes no sales of gas; it provides only contract carriage transportation service. Rates for Viking's transportation services are regulated by FERC. The operating results of Viking since its purchase by the Company included revenues of $4.0 million and $4.7 million for the three months ended September 30, 1993 and the year-to-date period since the acquisition, respectively, and net income of $607,000 and $615,000 for the same periods, respectively.

Minneapolis Energy Center

   On August 20, 1993, NRG Energy, Inc. (NRG) a wholly-owned subsidiary of the Company, acquired the assets of the Minneapolis Energy Center (MEC), a downtown district heating and cooling system located in Minneapolis, Minnesota. The acquired system utilizes steam and chilled water generating facilities to heat and cool buildings in downtown Minneapolis. The primary assets include the main plant, three satellite plants, two standby plants, six miles of steam lines and two miles of chilled water distribution lines. MEC was purchased from Energy Center Partners, a limited partnership with Dain Equity Partners, Inc., a wholly-owned subsidiary of Dain Bosworth, Incorporated, serving as the general partner. The purchase price was $114 million, consisting of $84 million of debt secured by the assets acquired and $30 million of cash. The purchase price included facilities, project acquisition expenses, working capital and financing fees. The purchase price also included intangible assets which are being amortized on a straight-line basis over 30 years. Annual system revenues approximate $25 million and MEC presently serves more than 80 downtown heating customers. The operating results of MEC since its purchase by NRG include nonutility revenues of $2.3 million and net income of $116,000 for the period from August 20 to September 30, 1993.

Pro Forma Results

   The following represents unaudited operating results presented on a pro forma basis as if the acquisitions described above occurred on January 1, 1992. Actual results, including Viking since June 10, 1993 and MEC since August 20, 1993, are shown for comparative purposes.

                             Three Months Ended         Nine Months Ended
(Dollars in millions              Sept. 30                  Sept. 30
  except EPS)                    1993      1992            1993      1992

ACTUAL RESULTS:
Utility Operating Revenues *   $601.9    $523.7        $1,788.0  $1,588.2
Net Income                       67.7      55.7           158.0     176.6
Earnings Per Share               0.96      0.83            2.27      2.62

PRO FORMA AMOUNTS:
Utility Operating Revenues *   $601.9    $530.3        $1,799.6  $1,607.4
Net Income                       67.9      56.4           160.1     178.0
Earnings Per Share               0.96      0.84            2.30      2.64

* Excludes operating revenues for MEC which are reported as nonutility revenues in other income and deductions.

Centran Corporation (Subsequent Event)

    In October 1993, a nonregulated subsidiary of the Company, acquired certain assets of Centran Corporation (Centran), a natural gas marketing company. Centran, a national marketer of natural gas with approximately 25 employees and approximately 100 customers, was headquartered in Minneapolis, Minnesota, and had additional offices in Houston and Corpus Christi, Texas; Louisville, Kentucky; and Chesapeake, Virginia. Operations will continue in all locations. The purchase price was $3.8 million. Assets purchased included oil and gas reserves, office equipment, and a customer marketing base. The impact of this purchase on NSP's 1993 results of operations and financial condition is not expected to be material.

4.  Environmental Costs

    Deferred debits include an assessment from the U.S. Department of Energy
(DOE) for the Company's allocated share of decontamination and decommissioning costs related to the DOE's uranium enrichment facility. The total DOE assessment was made in 1993 in the amount of $46 million. The long-term obligation for this assessment is recorded in other liabilities and will be payable in annual installments (about $3 million in 1993) for up to fifteen years. Future installments are subject to inflation adjustments under DOE rules. The FERC has approved wholesale ratemaking recovery of these assessments as paid through the cost-of-energy adjustment clause.
NSP's retail regulators generally conform to the FERC's cost-of-energy adjustment clause procedures; therefore, management also expects recovery of these DOE assessments in retail ratemaking as payments are made each year.

    Other liabilities also include estimated costs associated with other environmental reclamation, restoration and cleanup activities. During the third quarter 1993, the Company was notified that it has a $1.5 million environmental clean-up liability at a former gas manufacturing site. The Company's environmental liability recorded at September 30, 1993 includes an accrual of $7.6 million for this and other estimated environmental costs associated with manufactured gas plant sites and federal Superfund sites formerly used by the Company.

    Future decommissioning costs (which are collected from customers in electric rates) related to the Company's nuclear generating plants are not included in the environmental liabilities discussed above. These decommissioning accruals are included in Utility Plant-Accumulated Depreciation as discussed in Note 1 of NSP's 1992 report on Form 10-K. The FERC is currently preparing to issue accounting and reporting guidelines for decommissioning cost accruals. Until such time as FERC requires a different presentation, NSP plans to continue its current reporting of nuclear decommissioning obligations as accumulated depreciation.

5.  Income Tax Rate Change

    The Omnibus Budget Reconciliation Act of 1993 (Act) was signed into law on August 10, 1993. The only provision of the Act that has a material impact on NSP is the increase in the corporate tax rate from 34% to 35% retroactive to January 1, 1993. Current year tax expense adjustments made in the third quarter 1993 for the first six months of the year decreased earnings by $1.5 million (2 cents per share). The majority of the annual effect of this cost increase is offset by rate recovery approved for the Company's Minnesota retail jurisdiction in the final rate orders by the MPUC (See Note 1 to the Financial Statements). Deferred tax liabilities were increased for the rate change by $32.1 million. However, due to the effects of regulation, earnings were impacted only by immaterial adjustments to deferred taxes for nonutility operations.

6.  Contingent Liabilities

    The Company's public liability for claims resulting from any nuclear incident, and insurance coverage thereon, have not changed significantly from the circumstances set forth in Note 13 to NSP's financial statements contained in NSP's 1992 report on Form 10-K.

7.  Other Business Developments

    In June 1992, the MPUC approved a Certificate of Need for an on-site dry cask storage facility for spent nuclear fuel at the Company's Prairie Island nuclear plant near Red Wing, Minnesota. In November 1992, the Minnesota Court of Appeals received a joint petition from several parties seeking a reversal of the MPUC's decision on the basis that state legislative approval is necessary prior to storage. On June 8, 1993, the Minnesota Court of Appeals, while acknowledging there are no safety related issues, overturned the decision of the MPUC that state legislative approval is not necessary prior to the storage of spent nuclear fuel in dry casks above ground. On July 16, 1993, the Minnesota Supreme Court denied petitions of the Company, the MPUC and the DPS requesting review of the Minnesota Court of Appeals decision. On October 19, 1993, the Nuclear Regulatory Commission issued a 20-year license to safely store the spent nuclear fuel in dry casks at the Prairie Island plant site, after an exhaustive three-year review, which concluded that the proposed storage facility is safe to both plant employees and the general public. The Company anticipates a final decision on the dry cask storage facility by the Minnesota Legislature in the next legislative session which begins in February 1994. Without the storage facility, the plant would be able to operate at full capacity through approximately the end of 1995. If the Company had to replace energy from the Prairie Island plant with other sources at that time, significant cost increases could be incurred. The Company would attempt to recover any increased costs from customers through the fuel adjustment clause or general rate increases.

Item 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATION

Results of Operations

    NSP's earnings per share from income before accounting change for the third quarter ended September 30, 1993, were $.96, up $.13 from the $.83 earned for the same period a year ago. For the first nine months of 1993, earnings per share from income before accounting change were $2.27, up $.38 from the $1.89 earned in the comparable period a year ago. The number of average common and equivalent shares outstanding during the third quarter and first nine months of 1993 in comparison to 1992 increased by approximately 3,844,000 shares and 2,033,000 shares, respectively.

    1993 Rate Increases - As discussed in Note 1 to the Financial Statements, NSP has received final rate approvals for approximately $101.8 million of annual rate increases for retail customers in Minnesota, Wisconsin, North Dakota and South Dakota and wholesale customers in Minnesota and Wisconsin. These rate changes increased revenues by approximately $61 million for the first nine months of 1993. The results of reconsideration by the MPUC increased the Minnesota electric and gas retail approved rate increases (See
Note 1 to the Financial Statements). Minnesota electric and gas interim rate increases were approved and were being collected subject to refund. While no refunds are required for the gas case, refunds are required for the electric case. Implementation of final rates in Minnesota is expected to occur in March 1994. See Notes 1, 2 and 5 to the Financial Statements for more discussion of the financial impact of the 1993 Minnesota rate cases.

    Accounting Changes - Effective January 1, 1993, NSP adopted two new accounting standards for postretirement health care benefits and income taxes. Neither of these accounting changes has had, or is expected to have, a material impact on 1993 earnings due to approved rate recovery of postretirement benefit cost increases and to the immaterial impact of the income tax change. See Note 2 to the Financial Statements for further information on these accounting changes and their potential financial impact.

    Legislative Changes - See Note 5 to the Financial Statements for a discussion of the impact of the Omnibus Budget Reconciliation Act of 1993
(Act) which was signed into law on August 10, 1993. For the full year 1993, the higher tax rate is expected to reduce NSP's earnings by about 2 cents per share, net of rate recovery in the Minnesota retail jurisdiction.

    Acquisitions - NSP's 1993 and future results of operations will be impacted by the acquisitions of Viking Gas Transmission Company, Minneapolis Energy Center, and certain assets of Centran Corporation. Refer to Note 3 to the Financial Statements for discussion of these acquisitions including pro forma results.

    Nonutility Investments - As discussed in NSP's 1992 Form 10-K, NSP expects to invest significant amounts in nonutility power production projects over the next few years, which are expected to increase NSP's earnings. However, such projects, which may include investments in both domestic and international projects, could present additional risk and uncertainty in the long-term. Other assets includes $6.0 million of nonutility project development costs which have been capitalized based on expected recovery from future operating cash flows of such projects.

    Environmental Matters - See Note 4 to the Financial Statements for an update of the financial impact of environmental matters discussed in NSP's 1992 report on Form 10-K.

    Power Supply Contract - In October 1993, NSP signed an agreement to provide Michigan's Upper Peninsula Power Company (UPPCO) with electric supply requirements. The agreement will provide UPPCO with up to 90 megawatts of baseload service, peaking service options and load regulation service options for 20 years beginning January 1, 1998. The rates, terms and conditions of the agreement are subject to approval by the FERC. Also, the Michigan Public Utilities Commission must approve the transaction.

    Wind Generated Power Purchase - In October 1993, the Company signed a 25-year energy purchase agreement for 25-Mw of wind-generated power in Minnesota. The wind generation plant is expected to be fully operational by May 1994. This contract is Phase I of the Company's commitment to obtain 100 Mw of wind generated electricity by 1997. The Company can obtain recovery of the cost of wind power purchases through cost-of-energy adjustment clauses in electric rates.

    Operating Contingencies - See Note 7 to the Financial Statements regarding the possible impact on operating results of potential spent fuel storage limitations at the Company's Prairie Island plant.

Third Quarter 1993 Compared with Third Quarter 1992

    Electric revenues for third quarter 1993 compared with third quarter 1992 increased $66.6 million or 13.6%. Retail revenues rose approximately $55.0 million or 12.3% due largely to a 8.6% increase in electric sales and also to rate increases in most jurisdictions as discussed in Note 1 to the Financial Statements. Increased sales reflect a cooler than normal summer in 1993, in comparison to an unusually cool summer in 1992, and sales growth. Revenues from sales to other utilities increased by $7.9 million or 32.3% due mainly to a 20.1% increase in sales levels.

    Gas revenues for third quarter 1993 increased $11.6 million or 35.3% compared with third quarter 1992. Firm gas revenues rose $6.1 million (24.4%) and interruptible gas revenues increased $1.0 million (16.0%), mainly due to higher gas prices. The price increase reflects increased recovery of purchased gas costs through the purchased gas adjustment clause, and 1993 rate increases as discussed in Note 1 to the Financial Statements. Gas revenues in 1993 also include $4.0 million in transportation service revenues from Viking.

    Fuel for electric generation and Purchased and interchange power combined for a net increase of $33.1 million or 27.7% for third quarter 1993 compared with third quarter 1992. The increase was mainly due to higher cost of purchased energy in 1993, in part due to increased demand expenses associated with the Company's new contract with Manitoba Hydro, and to less availability of lower priced purchased energy in 1993. The increase is also due to higher output to meet higher energy requirements.

    Gas purchased for resale for third quarter 1993 compared with third quarter 1992 increased $4.6 million or 15.6%. This was due mainly to higher cost per thousand cubic feet (Mcf) of purchased gas and also to higher sendout volumes.

    Other operation, Maintenance and Administrative and general expenses together decreased $2.1 million or 1.4% compared with third quarter 1992. The decrease is due to lower maintenance expenses (due to 1992 plant maintenance outages) offset by increased 1993 costs due largely to compensation and benefit increases.

    Conservation and energy management increased $4.3 million compared to the third quarter of 1992 due to regulator-approved higher expenditure levels for conservation programs and demand-side management efforts.

    Depreciation and amortization increased $7.8 million or 13.1% compared to the three months ended September 1992. The increase is primarily due to increased plant in service between the two periods and an increase in depreciation rates as a result of the recent MPUC approval of a depreciation study. The significant increases in depreciation rates occurred in transmission and distribution property.

    Property and general taxes for third quarter 1993 compared with third quarter 1992 increased $7.4 million or 14.6% primarily due to higher 1993 property tax rates in the State of Minnesota. The increase is also due to unusually low 1992 amounts resulting from an adjustment to 1992 property tax accruals.

    Income taxes for the third quarter 1993 compared with the third quarter 1992 increased $10.0 million or 31.5% due to higher pretax operating income in 1993 and a year-to-date adjustment related to a higher effective tax rate, including the retroactive 1% increase in the federal income tax rate discussed in Note 5 to the Financial Statements.

First Nine Months of 1993 Compared to First Nine Months of 1992

    Electric revenues for the nine months of 1993 compared with the first nine months of 1992 increased $124.3 million or 9.0%. Retail revenues increased approximately $109.9 million or 8.8% due to higher sales levels and rate increases in most jurisdictions as discussed in Note 1 to the Financial Statements. Retail electric sales rose 5.2% in 1993 due to sales growth and a cooler than normal summer in 1993 compared to the unusually cool summer in 1992. Revenues from sales to other utilities increased by $8.7 million or 12.7% due to a 12.3% increase in sales.

    Gas revenues increased $75.5 million or 35.8% compared to the first nine months of 1992. Firm gas revenues rose $58.8 million or 33.0% due to a 19.2% increase in gas sales volumes and an average price increase of 11.6%. Interruptible gas revenues increased $11.2 million or 42.8%, due mainly to a 30.0% increase in sales volumes. The increases in sales levels are due primarily to nearly normal weather in the first quarter this year compared with unusually mild weather in the first quarter of 1992. The price increases reflect increased recovery of purchased gas costs through the purchased gas adjustment clause and 1993 rate increases as discussed in Note 1 to the Financial Statements. Gas revenues in 1993 also include $4.7 million in transportation service revenues from Viking.

    Fuel for electric generation and Purchased and interchange power together increased $55.0 million or 16.3% over the nine months ended September 1992. The increase was due mainly to the higher cost of purchased energy, in part due to increased demand expenses associated with a new contract with Manitoba Hydro. The increase is also due to higher output to meet higher energy requirements.

    Gas purchased for resale for the first nine months of 1993 compared with the first nine months of 1992 increased $52.9 million or 37.8%. This is mainly due to higher sendout volumes, higher cost per Mcf of purchased gas, and gas cost adjustments related to purchased gas adjustment clause recovery. The higher sendout in 1993 is consistent with higher sales levels.

    Other operation, Maintenance and Administrative and general expenses together decreased $7.4 million or 1.5%. Decreases from lower maintenance expenses (due to 1992 plant maintenance outages) were partially offset by compensation and benefit increases.

    Conservation and energy management increased $8.3 million due to regulator-approved higher expenditure levels for conservation programs and demand-side management efforts.

    Depreciation and amortization increased $17.5 million or 9.7% compared to the nine months ended September 1992. The increase is due primarily to increased plant in service between the two periods and an increase in depreciation rates as a result of the recent MPUC approval of a depreciation study. The significant increases in depreciation rates occurred in transmission and distribution property.

    Property and general taxes increased $17.9 million or 11.8% compared with the first nine months of 1992. The increase is due to higher property tax rates in the State of Minnesota and to unusually low 1992 amounts resulting from an adjustment to final 1991 property tax accruals recorded in the second quarter of 1992.

    Income taxes for the first nine months of 1993 compared with the first nine months of 1992 increased $22.7 million or 30.2%. The increase is due primarily to higher pretax operating income between the two periods and also to a higher effective tax rate, including the 1% increase in the federal income tax rate discussed in Note 5 to the Financial Statements.

    Allowance for funds used during construction (AFC) decreased $3.4 million compared with the first nine months of 1992 due to increased use of short-term borrowings to finance construction activity in 1993.

    Interest Charges before AFC, increased $3.0 million due to higher debt levels and refinancing costs, partially offset by interest reductions from 1993 refinancings. Debt levels increased from a $100 million bond issue in late 1992 and from financing related to the MEC acquisition. Refinancing costs include amortization of reacquisition premiums from early retirements of debt.

Liquidity and Capital Resources

    NSP's 1993 utility capital investments, including the acquisition of Viking (see Note 3 to the Financial Statements) are still expected to approximate the utility capital expenditure estimates discussed in the 1992 Form 10-K. NSP's nonutility capital requirements for 1993 may exceed the estimates discussed in the 1992 Form 10-K due to changes in expected involvement in power production projects under consideration. Such nonutility capital requirements are now estimated to range from $180 million to $230 million.

    The Company had approximately $31.5 million in commercial paper debt outstanding as of September 30, 1993, which is supported by credit lines of approximately $206 million provided by commercial banks. These credit lines make short-term financing available in the form of bank loans.

    In 1993, stock options for 196,913 additional common shares were awarded. As of September 30, 1993, options for a total of 539,764 shares were outstanding, which were considered as potential common stock equivalents for earnings per share purposes.

    As of September 30, 1993, the Company has issued 3,955,629 new shares of common stock in 1993. Of these new shares, 2.6 million were sold to a group of underwriters on May 20, 1993. The offering price to the public was $43.625 per share, with net proceeds to the Company of $110,305,000. Of the remaining new shares, 697,253 shares were issued under the Dividend Reinvestment and Stock Purchase Plan, 159,567 shares were issued under the Executive Long-Term Incentive Award Stock Plan, and 498,809 shares were issued to the Employee Stock Ownership Plan.

    In March 1993, the Wisconsin Company issued $110,000,000 of First Mortgage Bonds due March 1, 2023 with an interest rate of 7 1/4%. The proceeds from these bonds were used to redeem $47,500,000 of 9 1/4% First Mortgage Bonds due July 1, 2016 at a redemption price of 105.78%, to redeem $38,400,000 of 9 3/4% First Mortgage Bonds due March 1, 2018 at a redemption price of 107.31%, and to repay outstanding short-term borrowings, including short-term borrowings incurred to redeem, on January 20, 1993, $7,800,000 of 9 1/4% First Mortgage Bonds due December 1, 1999 at a redemption price of 102.2%.

    The Wisconsin Company entered into an interest rate swap agreement with the underwriters of this bond issue, which effectively converted the interest cost of $20,000,000 of this debt from fixed rate to variable rate, with the variable rate changing on March 1 and September 1 of each year until March
1, 1998. The net interest rate at issuance for the entire $110 million of debt was approximately 6.9%.

    In April 1993, the Company issued $80,000,000 of First Mortgage Bonds due April 1, 2003 with an interest rate of 6 3/8%. The proceeds from these bonds were added to the general funds of the Company and applied to the May 1993 redemption of $79,200,000 of the Company's 9 1/2% First Mortgage Bonds due May 1, 2005 at a redemption price of 103.42%.

    In April 1993, the Company borrowed $15,000,000 in unsecured debt for the financing of Employee Stock Ownership Plan (ESOP) stock purchases. The interest rate on the debt (3.7% at September 30, 1993) is variable and adjusted quarterly, based on 40 basis points over a base rate. The approximate term of the loan is 2 1/2 years, to be repaid in quarterly installments. The Company lent the debt issuance proceeds to the ESOP, which in turn purchased 330,578 newly issued shares of Company common stock.

    On June 30, 1993, a Company subsidiary, Viking, priced $32 million of 6.4% long-term senior notes due November 30, 2008 which are expected to be issued later in 1993. The notes will be a private placement and will be secured by the Viking pipeline's 19 existing firm transportation contracts.

    On August 20, 1993, a subsidiary of NRG issued $84 million of secured notes due June 15, 2015 with an interest rate of 7.31% to finance the acquisition of the Minneapolis Energy Center. These notes are secured by the assets acquired.

    On September 23, 1993, the Company entered into a loan agreement with the City of Becker, Minnesota for the issuance of $100,000,000 of variable rate pollution control revenue bonds associated with the Company's Sherburne County Generation Station Unit 3. Proceeds from the issuance will be used on December 1, 1993 to refund a like amount of pollution control revenue bonds previously issued by the City. The new bonds were initially issued as money market securities, and will bear interest at commercial paper rates (2.6% at September 30, 1993). Because these bonds are redeemable by the holder upon seven days notice, they have been classified as a current liability.

    On October 5, 1993, the Wisconsin Company issued $40,000,000 of First Mortgage Bonds due October 1, 2003, with an interest rate of 5 3/4%. The proceeds from these bonds were used to repay outstanding short-term borrowings, including short-term borrowings incurred to redeem $24,300,000 of 7 3/4% First Mortgage Bonds due October 1, 2003, at a redemption price of 102.49%, and to redeem $10,800,000 of 4 1/2% First Mortgage Bonds due August 1, 1994 at a redemption price of 100%. The proceeds will also be used to finance a portion of the Wisconsin Company's construction program.

    On October 30, 1993, the Company redeemed all 350,000 shares of its $7.84 series Cumulative Preferred Stock at a price of $103.12 per share, plus accrued dividends through October 31, 1993.

    NSP continues to evaluate the early redemption of higher rate securities. While short-term borrowing facilities may initially be used to fund such redemptions, these higher rate issues would likely be ultimately refinanced with lower rate long-term debt. In addition, depending on capital market conditions, the Company is also considering the issuance of new debt in 1994.


                         Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

    See Note 4 to the Financial Statements for a discussion of environmental assessments made in the third quarter 1993, and an update of environmental matters as discussed in the 1992 Form 10-K.

    See Note 7 to the Financial Statements regarding the status of legal proceedings concerning the approval of an on-site storage facility for spent nuclear fuel at the Company's Prairie Island nuclear plant.


    On July 14, 1993, the Company filed a lawsuit against Westinghouse Electric Corp., the manufacturer of the steam generators at the Company's Prairie Island nuclear plant, in Federal District Court. The suit alleges Westinghouse breached its contract and warranties in its provision of these generators and committed fraud and misrepresentation in the design, manufacture and sale of the steam generators. In addition, the suit alleges serious defects in design, material and workmanship. The suit seeks damages for the costs of extraordinary inspections and maintenance, which the Company has undertaken and will continue to undertake on the steam generators.
Safety has not been, nor will be, compromised in any way because the plant has been and continues to be well-maintained. The scheduling order requires discovery be completed by October 1, 1995. The Company and Westinghouse must be ready for trial by February 1, 1996.

    In July 1992, the U.S. District Court granted the Company's pretrial motion for summary judgement on all claims and dismissed the Sailor vs. NSP et al. class action lawsuit. The suit commenced in August 1991, with plaintiff's claim that in 1990 the Company failed to make public disclosure of material information concerning progress of its Minnesota electric rate case which was denied by the MPUC on August 6, 1990. Plaintiff argued that the Company's failure to disclose this information artificially inflated its common stock price and persons who acquired the Company's stock between January 1, 1990 and August 7, 1990 were injured by the decline in the price of the stock after the MPUC's denial. In dismissing the claim, the court stated two basic reasons: (i) The Company had no duty to disclose facts about the rate case because such facts were already public or readily available and (ii) the facts about the risks of the regulatory process were not material to investment decisions (predictions about the outcome of the case were speculative). Related claims brought under state securities, consumer fraud and common law were also dismissed for similar reasons. With regard to the fraud claim, the court found that plaintiffs had pointed to nothing that suggested that defendants had acted with any degree of culpability either with negligence, recklessness, or bad intentions. On August 6, 1992, plaintiffs filed an appeal to the 8th Circuit Court of Appeals. In September 1993, the 8th Circuit Court of Appeals affirmed the U.S. District Court's dismissal of this class action lawsuit. Although the time period for appeal to the U.S. Supreme Court has not expired, in management's opinion there is a low probability that this decision would be overturned.

Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits - None

   (b) Reports on Form 8-K. The following reports on Form 8-K were filed either during the three months ended September 30, 1993, or between September 30, 1993 and the date of this report:

        July 16, 1993 (Filed July 19, 1993) - Item 5.  Other Events.  Re:
        Disclosure of the Minnesota Supreme Court denial of petitions of the Company, the Minnesota Public Utilities Commission and the Minnesota Department of Public Service requesting review of the Minnesota Court of Appeals decision requiring legislative approval of the dry cask storage facility at the Prairie Island Nuclear Generating Plant.

        August 20, 1993 (Filed August 27, 1993) - Item 5.  Other Events.  Re:
        Disclosure of the purchase of the assets of the Minneapolis Energy Center by NRG Energy, Inc., a wholly-owned subsidiary of the Company.

        October 1, 1993 (Filed October 8, 1993) - Item 5.  Other Events.  Re:
        Disclosure of the purchase of certain assets of Centran Corporation, a natural gas marketing company, by a nonregulated subsidiary of the Company.


                                 SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NORTHERN STATES POWER COMPANY
                                    (Registrant)


                                    (Roger D. Sandeen)
                                    Roger D. Sandeen
                                    Vice President, Controller and
                                      Chief Information Officer



                                    (Edward J. McIntyre)
                                    Edward J. McIntyre
                                    Vice President and Chief Financial
                                      Officer

Date:  January 25, 1994