Form 10-Q
period 1994-03-31
NORTHERN STATES POWER CO /MN/
filed 1994-05-16
CIK 72903

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                           FORM 10-Q

  X  Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

                              or

     Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934


For Quarter Ended    March 31, 1994          Commission File Number  1-3034



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

              Class                            Outstanding at April 30, 1994
Common Stock, $2.50 par value                        66,895,840 shares

                              PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                    Northern States Power Company (Minnesota) and Subsidiaries
                                 Statements of Income (Unaudited)
                                                                         Three Months Ended
                                                                              March 31
                                                                         1994           1993
                                                                       (Thousands of dollars)
Utility operating revenues
 Electric...................................................            $494,031       $469,945
 Gas........................................................             189,431        170,808
   Total....................................................             683,462        640,753

Utility operating expenses
 Fuel for electric generation...............................              76,004         80,933
 Purchased and interchange power............................              56,467         30,228
 Cost of gas purchased and transported......................             121,805        114,927
 Other operation............................................              76,783         82,403
 Maintenance................................................              39,849         42,691
 Administrative and general.................................              49,167         45,826
 Conservation and energy management.........................               8,157          6,884
 Depreciation and amortization..............................              67,345         65,150
 Taxes: Property and general................................              59,929         56,476
        Current income tax expense..........................              43,596         29,877
        Deferred income tax expense.........................               1,940          6,539
        Investment tax credit adjustments - net.............              (3,375)        (2,227)
   Total....................................................             597,667        559,707

Utility operating income....................................              85,795         81,046

Other income and expense
 Other income and deductions - net..........................               3,159           (530)
 Allowance for funds used during construction - equity......               1,208            659
  Total Other income........................................               4,367            129

Income before interest charges..............................              90,162         81,175

Interest charges
 Interest on long-term debt.................................              22,827         26,230
 Other interest and amortization............................               3,078          1,977
 Allowance for funds used during construction - debt........              (1,537)        (1,513)
   Total....................................................              24,368         26,694

Net Income .................................................              65,794         54,481

Preferred stock dividends ..................................               3,057          3,802

Earnings available for common stock.........................             $62,737        $50,679

Average number of common and equivalent
  shares outstanding (000's)................................              66,742         62,863

Earnings per average common share...........................              $  .94         $  .81

Common dividends declared per share.........................              $  .645        $  .630


                                      Statements of Retained Earnings (Unaudited)

Balance at beginning of period..............................          $1,127,372     $1,099,896

Net income for period.......................................              65,794         54,481

Dividends declared:
 Cumulative preferred stock.................................              (3,057)        (3,802)
 Common stock...............................................             (43,050)       (39,627)

Balance at end of period....................................          $1,147,059     $1,110,948



The Notes to Financial Statements are an integral part of the Statements of Income and Retained Earnings.

                  Northern States Power Company (Minnesota) and Subsidiaries
                                   Balance Sheets (Unaudited)
                                                                    March 31,      December 31,
                                                                      1994             1993
                                                                    (Thousands of dollars)
                           ASSETS
UTILITY PLANT
  Electric..................................................         $6,197,766       $6,167,670
  Gas.......................................................            624,197          621,871
  Other.....................................................            242,571          237,293
      Total.................................................          7,064,534        7,026,834
    Accumulated provision for depreciation..................         (2,949,818)      (2,888,144)
  Nuclear fuel..............................................            764,558          749,078
    Accumulated provision for amortization..................           (686,458)        (673,669)
      Net utility plant.....................................          4,192,816        4,214,099

CURRENT ASSETS
  Cash and cash equivalents.................................             55,357           57,812
  Short-term investments....................................                150               26
  Accounts receivable - net.................................            281,546          266,531
  Accrued utility revenues..................................             86,897          111,296
  Federal income tax and interest receivable...........                  35,970           20,927
  Materials and supplies - at average cost..................            151,475          145,375
  Prepayments and other.....................................             39,898           40,885
    Total current assets....................................            651,293          642,852

OTHER ASSETS
  Regulatory assets....................................                 352,474          334,354
  External decommissioning fund and other investments..                 250,381          169,745
  Non-regulated property - net.........................                 154,690          156,707
  Intangible assets and other..........................                  68,266           69,961
     Total other assets................................                 825,811          730,767

      TOTAL.................................................         $5,669,920       $5,587,718


                        LIABILITIES
CAPITALIZATION
  Common stock equity
    Common stock and premium................................         $  712,091       $  710,969
    Retained earnings.......................................          1,147,059        1,127,372
    Leveraged common stock held by ESOP ....................             (8,815)         (10,887)
      Total common stock equity.............................          1,850,335        1,827,454

  Cumulative preferred stock and premium....................            240,469          240,469
  Long-term debt............................................          1,307,642        1,291,867

      Total capitalization..................................          3,398,446        3,359,790

CURRENT LIABILITIES
  Long-term debt due within one year........................             35,678           90,618
  Redeemable long-term debt............................                 141,600          141,600
  Short-term debt - commercial paper...................                 143,000          106,200
  Accounts payable..........................................            184,366          210,654
  Taxes accrued.............................................            258,070          177,853
  Interest accrued..........................................             19,339           24,110
  Dividends declared on common and preferred stocks.........             46,107           46,195
  Rate refunds to customers............................                  12,427           12,235
  Accrued payroll, vacation and other.......................             65,531           61,557
      Total current liabilities.............................            906,118          871,022

OTHER LIABILITIES
  Accumulated deferred income taxes.........................            787,165          788,378
  Accumulated deferred investment tax credits...............            184,014          187,466
  Regulatory liabilities....................................            246,570          243,880
  Pension and other benefit obligations................                  76,052           64,224
  Other long-term obligations and deferred income...........             71,555           72,958
      Total other liabilities...............................          1,365,356        1,356,906

        TOTAL...............................................         $5,669,920       $5,587,718


The Notes to Financial Statements are an integral part of the Balance Sheets.

                         Northern States Power Company (Minnesota) and Subsidiaries

                                    STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                     Three Months Ended
                                                                                          March 31
                                                                                    1994                 1993
                                                                                  (Thousands of dollars)
Cash Flows from Operating Activities:
   Net Income.............................................................           $65,794          $54,481
   Adjustments to reconcile net income to cash from operating activities:
     Depreciation and amortization........................................            73,541           69,289
     Nuclear fuel amortization............................................            12,789            8,444
     Deferred income taxes................................................             1,193            3,589
     Deferred investment tax credits recognized...........................            (3,452)          (2,302)
     Allowance for funds used during construction - equity................            (1,208)            (659)
     Cash provided by changes in certain working capital items............            46,466           64,149
     Conservation program expenditures - net of amortization..............            (2,767)          (1,626)
     Cash provided by changes in other assets and liabilities.............               353            7,734

  Net cash provided by operating activities                                          192,709          203,099

Cash Flows from Investing Activities:
   Capital expenditures ..................................................           (60,681)         (72,131)
   Decrease in construction payables......................................            (8,098)          (8,726)
   Allowance for funds used during construction - equity..................             1,208              659
   Purchase of short-term investments - net...............................              (124)            (207)
   Investment in external decommissioning fund............................            (7,667)          (8,030)
   Investments in non-regulated projects and other........................           (68,334)          (2,027)

  Net cash used for investing activities                                            (143,696)         (90,462)

Cash Flows from Financing Activities:
   Change in short-term debt - net issuances (repayments).................            36,800          (86,631)
   Proceeds from issuance of long-term debt - net.........................           198,696          107,165
   Repayment of long-term debt (including reacquisition premium)..........          (241,115)        (101,292)
   Proceeds from issuance of common stock - net...........................               346           12,799
   Dividends paid.........................................................           (46,195)         (43,220)

  Net cash used for financing activities                                             (51,468)        (111,179)

Net (decrease) increase in cash and cash equivalents......................            (2,455)           1,458

Cash and cash equivalents at beginning of period..........................            57,812           15,752

Cash and cash equivalents at end of period................................           $55,357          $17,210

The Notes to Financial Statements are an integral part of the Statements of Cash Flows.

             Northern States Power Company (Minnesota) and Subsidiaries

                            NOTES TO FINANCIAL STATEMENTS

      In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of Northern States Power Company (Minnesota) (the Company) and its subsidiaries (collectively, NSP) as of March 31, 1994 and December 31, 1993 and the results of its operations for the three months ended March 31, 1994 and 1993 and its cash flows for the three months then ended. Due to the seasonality of NSP's electric and gas sales, operating results on a quarterly basis are not necessarily an appropriate base from which to project annual results.

      The accounting policies followed by NSP are set forth in Note 1 to NSP's financial statements in the 1993 Form 10-K. The following notes should be read in conjunction with such policies and other disclosures in the Form 10-K.

1.  Accounting Changes

Postemployment Benefits

      Effective January 1, 1994 NSP adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 112 - Accounting for Postemployment Benefits. This standard required the accrual of certain postemployment costs (such as injury compensation and severance) that are payable in future time periods. The impact to NSP's results of operations and financial condition of adopting SFAS No. 112 was immaterial.

Fair Value Accounting for Certain Investments

      Effective January 1, 1994 NSP adopted the provisions of SFAS No. 115 - Accounting for Certain Investments in Debt and Equity Securities. This new standard resulted in an increase of approximately $4.7 million to decommissioning investments to present such investments at their market value. This increase represents an unrealized gain on investments which has been deferred as a regulatory liability. The Company anticipates the offsetting of such gains against decommissioning costs in future ratemaking.

Accounting for Employee Stock Ownership Plans (ESOP)

      Effective January 1, 1994 NSP adopted the American Institute of Certified Public Accountants' Statement of Position (SOP) 93-6. This SOP required the accrual of compensation expense for any market value increase in uncommitted leveraged ESOP shares. It also required the reduction of average common shares used to compute earnings per share by such uncommitted ESOP shares. No compensation expense was required to be recorded by NSP upon adoption of the SOP. The impact of the reduction in average common shares had an immaterial impact on 1994 earnings per share (less than 1 cent). Of the
5.4 million shares of the Company's stock that NSP's ESOP currently holds, an average of approximately 200,000 uncommitted leveraged ESOP shares were excluded from earnings per share calculations in 1994. The fair value of NSP's leveraged ESOP shares approximated cost at March 31, 1994.

Stock Compensation Expense

      The Financial Accounting Standards Board (FASB) has issued an Exposure Draft considering the accrual of compensation expense related to certain stock awards beginning in 1997 with disclosure required beginning in 1994. NSP's potential increase in annual compensation expense, if calculated under the provisions of this Exposure Draft, would be approximately $1 million.

2.  Foreign Equity Investments

      NRG Energy, Inc (NRG), a wholly owned subsidiary of the Company, has purchased equity interests in a number of non-regulated energy projects.
Prior to 1994 these investments had been limited to domestic projects which are immaterial to the Company's results of operations and financial condition. During the first quarter of 1994 investments were made by NRG in two significant foreign projects.

      In January 1994, a subsidiary of NRG made an initial investment of $7.5 million contributing to its 50% interest in a German corporation, Saale Energie GmbH (Saale). Saale owns a 400-megawatt share of a 900-megawatt power plant currently under construction in Schkopau, Germany. Through March 1994, another subsidiary of NRG invested approximately $70 million in a joint venture which acquired a 1680-megawatt coal-fired power plant in Gladstone, Queensland, Australia. NRG's investment represents a 37.5% ownership in the Australian plant.

      Because NRG invested in the Australian plant at the end of the quarter and the German project is under construction, NSP's operating results for the first quarter of 1994 do not reflect any earnings from equity interests in foreign projects.

      Through March 31, 1994, NRG had not experienced any material translation gains or losses from fluctuations in foreign currencies which have occurred since the respective investment dates. NRG has initiated a hedging program designed to preserve the U.S. dollar value of its equity position in foreign currency denominated investment assets.

3.  Contingent Liabilities

      The Company's public liability for claims resulting from any nuclear incident, and insurance coverage thereon, have not changed significantly from the circumstances set forth in Note 15 to the Company's financial statements contained in the Company's 1993 report on Form 10-K.

4. Resolution of Operating Contingency

      At present operating levels, the current onsite storage pool for spent nuclear fuel at the Company's Prairie Island Nuclear Generating Plant (Prairie Island) will be filled in 1994. The Company proposed construction of a temporary onsite dry cask (container) storage facility for spent nuclear fuel at Prairie Island. The Minnesota Legislature (Legislature) considered the dry cask storage issue during its 1994 legislative session as required by the Minnesota Court of Appeals in June 1993.

      On May 10, 1994, the Governor of the State of Minnesota (Governor) signed into law a bill passed by the Legislature on May 6, 1994. The new law authorizes the Company to install 17 dry casks at Prairie Island if the Company satisfies certain responsibilities. The first increment of five casks would be available after the Company executes an agreement with the Governor concerning the renewable energy and alternative siting commitments contained in the new law. The second increment of four casks would be available if the Minnesota Environmental Quality Board finds that the Company has applied for an alternative site license, used good faith in locating an alternative site and has committed to build or purchase 100 megawatts (MW) of wind generation. The final increment of eight casks would be available unless prior to June 1, 1999, the Legislature specifically rejects this authorization for the final eight casks, which can only happen if the Company fails to meet the renewable energy commitments of 225 MW of wind generation and 50 MW of biomass generation by December 31, 1998.

Item 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATION

Results of Operations

      Northern States Power Company's earnings per share for the first quarter ended March 31, 1994, were $.94, up $.13 from the $.81 earned for the same period a year ago. The number of average common and equivalent shares outstanding (considering stock options and awards) during the first three months of 1994 increased by approximately 3,879,000 shares in comparison to 1993 due mainly to a general stock offering made in May 1993.

      Prairie Island Nuclear Fuel Storage - The Minnesota Legislature recently approved a plan for the temporary onsite storage of spent nuclear fuel at the Company's Prairie Island Nuclear Generating Plant. See Note 4 to the Financial Statements for more information on this matter.

      Foreign Investments - Through March 1994, NRG subsidiaries have invested $77.5 million in two foreign energy projects; one in Australia and one in
Germany.   See Note 2 to the Financial Statements for more information on these projects and NRG's foreign hedging program.

      Labor Agreements - NSP's labor agreements with its five International Brotherhood of Electrical Workers (IBEW) Local Unions expired on December 31, 1993. On May 2, 1994 the IBEW members voted to ratify a three-year labor agreement retroactive to January 1, 1994. An interim agreement had been in effect since December 31, 1993.

      Accounting Changes - Effective January 1, 1994, NSP adopted three new accounting standards for postemployment benefits, fair value accounting for certain investments and employee stock ownership plan transactions. These accounting changes had an immaterial impact on earnings in the first quarter of 1994 and are not expected to have a material impact on the full year 1994. See Note 1 to the Financial Statements for more information on these accounting changes.

First Quarter 1994 Compared with First Quarter 1993

      Electric revenues for the first quarter 1994 compared with the first quarter 1993 increased $24.1 million or 5.1%. Retail revenues increased approximately $21.0 million or 4.8% largely due to a 3.8% increase in electric retail sales. The increase in sales levels is due to more favorable weather and sales growth this year compared with the same period a year ago. An average retail price increase of 1.0% also contributed to higher revenues. The price increase reflects full recognition of Minnesota jurisdiction interim rates in 1994 and rate increases in effect after the first quarter 1993 for NSP's North Dakota and South Dakota jurisdictions.

      Gas revenues for the first quarter 1994 increased $18.6 million or 10.9% compared with the first quarter 1993. Firm gas revenues rose $9.2 million or 6.2% due to a 3.2% increase in gas sales volume and an average price increase of 2.9%. The increase in firm sales levels is due primarily to more favorable weather this year compared with the same period a year ago. The price increase reflects recovery of increased purchased gas costs resulting from changed natural gas supply and demand market conditions due to cold weather in 1994. Interruptible gas revenues remained relatively constant between the two periods. Revenues from the Company's Viking Gas Transmission Company, which was acquired in June 1993, increased revenues by $4.2 million. Other gas revenues increased $4.4 million, mainly due to supplying gas to industrial customers not on NSP's system.

      Fuel for electric generation and Purchased and interchange power combined for a net increase of $21.3 million or 19.2% for the first quarter 1994 compared with the first quarter 1993. This increase reflects the additional demand and energy expenses associated with the power purchase contract with Manitoba Hydro-Electric Board (MH), which went into effect in May 1993. In addition, expenses for additional power purchases, mostly from MH, were higher in 1994 than in 1993 due to increased energy requirements. Market pricing of these purchases was higher in 1994 compared to more favorable market pricing conditions in 1993. These purchased power increases were somewhat offset by lower average cost of fuel in 1994 compared with 1993 due to full utilization of nuclear plants in 1994.

      Cost of gas purchased and transported for the first quarter 1994 compared with the first quarter 1993 increased $6.9 million or 6.0% due mainly to higher sendout volumes.

      Other operation, Maintenance and Administrative and general expenses together decreased $5.1 million or 3.0% compared with the first quarter 1993. The decrease is due primarily to higher 1993 plant refueling and maintenance costs related to planned outages.

      Conservation and energy management increased $1.3 million due to regulator-approved higher recovery levels for conservation and demand-side management efforts.

      Depreciation and amortization increased $2.2 million or 3.4% compared with the first quarter 1993. The increase is mainly due to increased plant in service between the two periods.

      Property and general taxes for the first quarter 1994 compared with the first quarter of 1993 increased $3.5 million or 6.1% primarily due to higher property tax rates.

      Income taxes for the first quarter 1994 compared with the first quarter 1993 increased $8.0 million or 23.3% primarily due to higher pretax operating income between the two periods. Also, the federal income tax rate increased from 34 percent to 35 percent in August 1993, which also contributed to the increase.

      Other income and deductions - net increased $3.7 million in the first quarter 1994 compared with the same period a year ago primarily due to improved profitability from non-regulated operations.

      Interest charges have decreased $2.3 million or 8.7% compared with the first quarter 1993, mainly due to refinancings of long-term debt at lower interest rates after the first quarter in 1993. This was partially offset by new debt incurred in connection with businesses acquired after the first quarter in 1993.

Liquidity and Capital Resources

      The Company had $143 million in commercial paper debt outstanding as of March 31, 1994. The Company plans to keep credit lines of at least 85% of the maximum level of commercial paper borrowings. Commercial banks currently provide credit lines of approximately $300 million. These credit lines make
short-term financing available in the form of bank loans.   The Company has
regulatory approval for up to $350 million in short-term borrowing levels. This maximum may be utilized this year depending on market conditions related to anticipated debt issuance as discussed below.

      In 1994, stock options for the purchase of 290,138 shares were awarded. As of March 31, 1994, a total of 793,033 stock options were outstanding, which were considered as potential common stock equivalents for earnings per share purposes.

      As of March 31, the Company has issued 13,965 new shares of common stock in 1994. All of these new shares were issued under the Executive Long-Term Incentive Award Stock Plan.

      On February 10, 1994 the Company issued $200,000,000 of first mortgage bonds due February 1, 1999 with an interest rate of 5 1/2%. The proceeds from these bonds were used to redeem $30,000,000 in principal amount of its 6 1/8% First Mortgage Bonds, due June 1, 1995 at a redemption price of 100.29%, to redeem $45,000,000 in principal amount of its 5 7/8% First Mortgage Bonds due August 1, 1996 at a redemption price of 100.51%, to redeem $30,000,000 in principal amount of its 6 1/2% First Mortgage Bonds due October 1, 1997 at a redemption price of 100.75%, and to redeem $45,000,000 in principal amount of its 6 3/4% First Mortgage Bonds due May 1, 1998 at a redemption price of 100.93%. The remaining proceeds were added to the general funds of the Company and used to repay short-term borrowings.

      The Company has entered into an interest rate swap agreement with Kidder, Peabody Global Capital Corporation, which effectively converted the interest cost of the recently issued 5 1/2% first mortgage bonds from fixed rate to variable rate. The variable rate is set six months in arrears with the rate changing on February 1 and August 1 of each year until final maturity. As of March 31, 1994 the estimated net interest rate for this debt would be approximately 3.3%.

      On February 25, 1994 the Company repurchased $10,000,000 of 9 3/8% First Mortgage Bonds due June 1, 2020 at a price of 112.75%. On April 12, 1994 the Company repurchased another $20,000,000 of these 9 3/8% bonds at a price of 110.24%.

       NRG has entered into a currency exchange agreement with Salomon Brothers Holding Company, Inc. Pursuant to this agreement, transactions have been executed which are designed to protect the economic value of NRG's equity investments that are denominated in Australian dollars and German deutsche marks. As discussed in Note 2, NRG has invested more than $70 million in foreign projects through March 31, 1994. Assuming successful project closing, NRG expects to make additional equity investments in foreign projects of up to $28 million, and hedge them accordingly, later in 1994.

      The Company is currently evaluating the issuance of $150,000,000 of first mortgage bonds. Due to the prior uncertainty relating to Prairie Island and the current instability in long-term interest rates, the Company elected to delay the planned issuance of this debt. (See Note 4 to the Financial Statements for discussion of Prairie Island.) In the interim, the Company has increased bank credit lines to $300 million to support increased commercial paper borrowings. The Company may elect to issue medium-term notes or first mortgage bonds in smaller multiple increments. Any proceeds from these borrowings would be added to the general funds of the Company and used to repay short-term borrowings. In addition, the Company continues to evaluate the early redemption of higher rate securities and depending on capital market conditions would refinance these with lower rate long-term debt.

       During the first quarter of 1994, the Company was placed on "credit watch" by Moody's Investors Service and Duff & Phelps Credit Rating Co. (D&P) due to the prior uncertainty regarding Prairie Island. D&P removed the Company from credit watch on May 9, 1994, following passage of the law regarding Prairie Island, and reaffirmed the previous bond ratings.

                             Part II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

      The annual meeting of Shareholders of the Company was held on April 27, 1994, for the purpose of electing four nominees to Class II of the Board of Directors, with terms expiring in 1997, and approving the appointment of auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to management's solicitations. All of management's nominees for directors as listed in the proxy statement were elected. The voting results were as follows:

                                   Shares
 Election of Directors            Voted For        Withheld Authority

 Richard M. Kovacevich            54,806,702                  783,302
 Douglas W. Leatherdale           54,766,708                  823,296
 A. Patricia Sampson              54,724,938                  865,066
 Edwin M. Theisen                 54,840,848                  749,156

                                   Shares
 Ratification of Auditors         Voted For      Voted Against  Voted Abstain

 Deloitte & Touche                54,752,925           361,608        475,471

       The number of broker non-votes on both the election of directors and the ratification of auditors was zero (0).

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

         Exhibit 10.01  Annual Executive Incentive Plan for 1994

   (b) Reports on Form 8-K. The following reports on Form 8-K were filed either during the three months ended March 31, 1994, or between March 31, 1994 and the date of this report:

         January 31, 1994 (Filed February 9, 1994) - Item 5. Other Events.  Re:
         Disclosure of an appeal of the Minnesota Public Utilities Commission's determination of the allowed return on equity that was filed with the Minnesota Court of Appeals. Disclosure that the Company was notified by the United States Environmental Protection Agency that it is a potentially responsible party at the Brooklyn Park Superfund site in Minnesota. Disclosure of the Company's unaudited consolidated statements of income, cash flows and changes in common stockholders' equity for the three years ended December 31, 1993 and the Company's unaudited consolidated balance sheets and statements of capitalization at December 31, 1993 and 1992. Item 7. Financial Statements and Exhibits. Re: Disclosure of Exhibit 28.01 - Certain Unaudited Financial Information.

         February 10, 1994 (Filed February 14, 1994) - Item 5. Other Events.
         Re: Disclosure of Underwriting Agreement relating to $200,000,000 in aggregate principal amount of the Company's First Mortgage Bonds, Series due February 1, 1999. Item 7. Financial Statements and Exhibits. Re: Filing of Underwriting Agreement between the Company and Morgan Stanley & Co. Inc., Smith Barney Shearson Inc. and Piper Jaffray, Inc. relating to $200,000,000 First Mortgage Bonds, Series due February 1, 1999; Filing of Supplemental Trust Indenture relating to First Mortgage Bonds, due February 1, 1999; Filings of computation of ratio of earnings to fixed charges.

         March 15, 1994 (Filed March 16, 1994) - Item 5. Other Events.  Re:
         Disclosure of events of the Minnesota Legislature concerning the Company's proposal to store spent nuclear fuel from its Prairie Island Nuclear Generating Plant in temporary onsite storage. Disclosure that the Company's union membership rejected a three-year contract offer, but that discussions would continue.

         April 4, 1994 - Item 5. Other Events. Re: Disclosure that the Company and its unions reached a tentative agreement for contracts to be effective from January 1, 1994 through December 31, 1996 and that the membership would vote on the contract on May 2, 1994. Also, the interim agreement was extended through May 31, 1994.

         May 2, 1994 (Filed May 5, 1994) - Item 5. Other Events.  Re:
         Disclosure that the Company's union membership voted to ratify a three-year labor agreement retroactive to January 1, 1994.

         May 6, 1994 (Filed May 9, 1994) - Item 5. Other Events.  Re:
         Disclosure concerning approval of a law by the Minnesota Legislature for a plan to store spent nuclear fuel from the Company's Prairie Island Nuclear Generating Plant in temporary onsite storage.

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


                                        NORTHERN STATES POWER COMPANY
                                        (Registrant)



                                        (Roger D. Sandeen)
                                        Roger D. Sandeen
                                        Vice President, Controller and
                                          Chief Information Officer



                                        (Arland D. Brusven)
                                        Arland D. Brusven
                                        Vice President Finance and Treasurer



Date:  May 16, 1994