Form 10-Q
period 1994-06-30
NORTHERN STATES POWER CO /MN/
filed 1994-08-12
CIK 72903

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                       FORM 10-Q

  X  Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

                                          or

     Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934


For Quarter Ended     June 30, 1994       Commission File Number  1-3034

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

                     Class                     Outstanding at July 31, 1994
Common Stock, $2.50 par value                       66,898,508 shares

                              PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                    Northern States Power Company (Minnesota) and Subsidiaries
                                Statements of Income (Unaudited)

                                                              Three Months Ended              Six Months Ended
                                                                   June 30                        June 30
                                                              1994           1993             1994          1993
                                                            (Thousands of dollars)          (Thousands of dollars)
Utility operating revenues
 Electric.................................................   $513,350       $474,662       $1,007,382      $944,606
 Gas......................................................     68,613         70,601          258,044       241,409
   Total..................................................    581,963        545,263        1,265,426     1,186,015

Utility operating expenses
 Fuel for electric generation.............................     84,720         74,856          160,724       155,789
 Purchased and interchange power..........................     67,576         53,217          124,043        83,445
 Cost of gas purchased and transported....................     41,826         43,940          163,631       158,867
 Other operation..........................................     74,094         74,260          150,874       156,663
 Maintenance..............................................     40,532         39,010           80,384        81,701
 Administrative and general...............................     45,083         49,677           94,250        95,503
 Conservation and energy management.......................      7,316          7,184           15,473        14,068
 Depreciation and amortization............................     68,366         65,890          135,711       131,040
 Taxes: Property and general..............................     58,447         55,546          118,376       112,022
        Current income tax expense........................     34,146         25,461           77,742        55,338
        Deferred income tax expense.......................     (3,531)        (1,194)          (1,591)        5,345
        Deferred investment tax credits recognized .......     (2,138)        (2,131)          (5,513)       (4,358)
   Total..................................................    516,437        485,716        1,114,104     1,045,423

Utility operating income..................................     65,526         59,547          151,322       140,592

Other income and expense
 Allowance for funds used during construction - equity....        984          1,971            2,192         2,631
 Equity in earnings of unconsolidated investees...........     12,864            792           12,757           764
 Other income (expense) - net.............................     (2,022)          (229)           1,243          (731)
  Total Other income......................................     11,826          2,534           16,192         2,664

Income before interest charges............................     77,352         62,081          167,514       143,256

Interest charges
 Interest on long-term debt...............................     22,465         25,682           45,291        51,912
 Other interest and amortization..........................      4,329          1,756            7,407         3,733
 Allowance for funds used during construction - debt......     (2,250)        (1,249)          (3,787)       (2,762)
   Total..................................................     24,544         26,189           48,911        52,883

Net Income ...............................................     52,808         35,892          118,603        90,373

Preferred stock dividends ................................      3,057          3,743            6,113         7,545

Earnings available for common stock.......................    $49,751        $32,149         $112,490       $82,828

Average number of common and equivalent
  shares outstanding (000's)..............................     66,788         64,585           66,765        63,728

Earnings per average common share.........................      $0.74          $0.50            $1.68         $1.30

Common dividends declared per share.......................     $0.660         $0.645           $1.305        $1.275


                                      Statements of Retained Earnings (Unaudited)

Balance at beginning of period............................ $1,147,059     $1,110,948       $1,127,372    $1,099,896

Net income for period.....................................     52,808         35,892          118,603        90,373

Dividends declared:
 Cumulative preferred stock...............................     (3,057)        (3,743)          (6,113)       (7,545)
 Common stock.............................................    (44,023)       (42,921)         (87,075)      (82,548)

Balance at end of period.................................. $1,152,787     $1,100,176       $1,152,787    $1,100,176

The Notes to Financial Statements are an integral part of the Statements of Income and Retained Earnings.

                  Northern States Power Company (Minnesota) and Subsidiaries
                                   Balance Sheets (Unaudited)
                                                          June 30,       December 31,
                                                            1994             1993
                                                          (Thousands of dollars)
            ASSETS
UTILITY PLANT
  Electric.............................................   $6,245,511       $6,167,670
  Gas..................................................      636,608          621,871
  Other................................................      250,087          237,293
      Total............................................    7,132,206        7,026,834
    Accumulated provision for amortization.............   (3,013,755)      (2,888,144)
  Nuclear fuel.........................................      776,238          749,078
    Accumulated provision for amortization.............     (696,564)        (673,669)
      Net utility plant................................    4,198,125        4,214,099

CURRENT ASSETS
  Cash and cash equivalents............................       31,781           57,812
  Short-term investments...............................          475               26
  Accounts receivable - net............................      268,342          266,531
  Accrued utility revenues.............................       93,531          111,296
  Federal income tax and interest receivable...........       20,927           20,927
  Materials and supplies - at average cost.............      150,830          145,375
  Prepayments and other................................       40,630           40,885
    Total current assets...............................      606,516          642,852

OTHER ASSETS
  Regulatory assets....................................      358,903          334,354
  Non-regulated property - net.........................      157,321          157,615
  Investments in non-regulated projects................      141,159           45,772
  External decommissioning fund and other investments..      143,171          121,657
  Federal income tax and interest receivable...........       57,436                0
  Intangible assets and other..........................       70,324           71,369
     Total other assets................................      928,314          730,767

      TOTAL............................................   $5,732,955       $5,587,718

                     LIABILITIES
CAPITALIZATION
  Common stock equity
    Common stock and premium...........................     $712,218         $710,969
    Retained earnings..................................    1,152,787        1,127,372
    Leveraged common stock held by ESOP................       (6,895)         (10,887)
    Currency translation adjustments - net.............          748                0
      Total common stock equity........................    1,858,858        1,827,454

  Cumulative preferred stock and premium...............      240,469          240,469
  Long-term debt.......................................    1,314,036        1,291,867

      Total capitalization.............................    3,413,363        3,359,790

CURRENT LIABILITIES
  Long-term debt due within one year...................       15,566           90,618
  Redeemable long-term debt............................      141,600          141,600
  Short-term debt - commercial paper...................      301,516          106,200
  Accounts payable.....................................      190,671          210,654
  Taxes accrued........................................      153,574          177,853
  Interest accrued.....................................       16,113           24,110
  Dividends declared on common and preferred stocks....       47,110           46,195
  Rate refunds to customers............................            0           12,235
  Accrued payroll, vacation and other..................       64,479           61,557
      Total current liabilities........................      930,629          871,022

OTHER LIABILITIES
  Accumulated deferred income taxes....................      815,325          788,378
  Accumulated deferred investment tax credits..........      181,530          187,466
  Regulatory liabilities...............................      242,408          243,880
  Pension and other benefit obligations................       79,693           64,224
  Other long-term obligations and deferred income......       70,007           72,958
      Total other liabilities..........................    1,388,963        1,356,906

        TOTAL..........................................   $5,732,955       $5,587,718


The Notes to Financial Statements are an integral part of the Balance Sheets.

                         Northern States Power Company (Minnesota) and Subsidiaries
                                    STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                        Six Months Ended
                                                                                          June 30
                                                                                    1994                 1993
                                                                                      (Thousands of dollars)
Cash Flows from Operating Activities:
   Net Income.............................................................          $118,603          $90,373
   Adjustments to reconcile net income to cash from operating activities:
     Depreciation and amortization........................................           149,471          140,084
     Nuclear fuel amortization............................................            22,895           20,720
     Deferred income taxes................................................              (602)          (2,856)
     Deferred investment tax credits recognized...........................            (5,668)          (4,510)
     Allowance for funds used during construction - equity................            (2,192)          (2,631)
     Equity in income from partnerships and unconsolidated subsidiaries...           (12,757)            (764)
     Cash (used for) provided by changes in certain working capital items.           (53,774)           2,775
     Conservation program expenditures - net of amortization..............           (10,044)          (4,539)
     Cash (used for) provided by changes in other assets and liabilities..           (24,426)           5,787

  Net cash provided by operating activities                                          181,506          244,439

Cash Flows from Investing Activities:
   Capital expenditures ..................................................          (150,660)        (160,078)
   Decrease in construction payables......................................            (6,140)          (5,774)
   Allowance for funds used during construction - equity..................             2,192            2,631
   Purchase of short-term investments - net...............................              (449)            (206)
   Investment in external decommissioning fund............................           (15,840)         (15,694)
   Investments in non-regulated projects and other........................           (83,041)          (2,655)
   Acquisition of Viking Gas..............................................                 0          (45,000)

  Net cash used for investing activities                                            (253,938)        (226,776)

Cash Flows from Financing Activities:
   Change in short-term debt - net issuances (repayments).................           195,316          (87,761)
   Proceeds from issuance of long-term debt - net.........................           208,184          186,202
   Repayment of long-term debt (including reacquisition premium)..........          (265,317)        (184,480)
   Proceeds from issuance of common stock - net...........................               491          155,678
   Dividends paid.........................................................           (92,273)         (86,857)

  Net cash provided by (used for) financing activities                                46,401          (17,218)

Net (decrease) increase in cash and cash equivalents......................           (26,031)             445

Cash and cash equivalents at beginning of period..........................            57,812           15,752

Cash and cash equivalents at end of period................................           $31,781          $16,197

The Notes to Financial Statements are an integral part of the Statements of Cash Flows.


        Northern States Power Company (Minnesota) and Subsidiaries

                      NOTES TO FINANCIAL STATEMENTS


       In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of Northern States Power Company (Minnesota) (the Company) and its subsidiaries (collectively, NSP) as of June 30, 1994 and December 31, 1993 and the results of its operations for the three and six months ended June 30, 1994 and 1993 and its cash flows for the six months then ended. Due to the seasonality of NSP's electric and gas sales, operating results on a quarterly basis are not necessarily an appropriate base from which to project annual results.

       The accounting policies followed by NSP are set forth in Note 1 to NSP's financial statements in the 1993 Form 10-K. The following notes should be read in conjunction with such policies and other disclosures in the Form 10-K.

       Certain reclassifications have been made to 1993 financial information to conform with the 1994 presentation. These reclassifications had no effect on net income or earnings per share.

1.  Accounting Changes

Postemployment Benefits

       Effective January 1, 1994 NSP adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 112 - Accounting for Postemployment Benefits. This standard required the accrual of certain postemployment costs (such as injury compensation and severance) that are payable in future time periods. The annual expense for costs accrued under SFAS No. 112 is not materially different than amounts recognized under NSP's prior accounting method. NSP has recorded its full liability related to such costs in 1994 but has deferred the pre-1994 portion chargeable to operating expense (approximately $9 million) based on the Company's current plan to request amortization and rate recovery over future periods. The Minnesota Public Utilities Commission (MPUC) is expected to rule on the ratemaking deferral of these costs for another Minnesota utility late in 1994, therefore the ultimate rate treatment of pre-1994 costs accrued under SFAS No. 112 is not determinable at this time.

Fair Value Accounting for Certain Investments

       Effective January 1, 1994 NSP adopted the provisions of SFAS No. 115 - Accounting for Certain Investments in Debt and Equity Securities. This new standard resulted in an increase of approximately $4.6 million to decommissioning investments to present such investments at their market value at June 30, 1994. This increase represents an unrealized gain on investments which has been deferred as a regulatory liability. The Company anticipates the offsetting of such gains against decommissioning costs in future ratemaking.

Accounting for Employee Stock Ownership Plans (ESOP)

       Effective January 1, 1994 NSP adopted the American Institute of Certified Public Accountants' Statement of Position (SOP) 93-6. This SOP required the accrual of compensation expense for any market value increase in uncommitted leveraged ESOP shares. It also required the reduction of average common shares used to compute earnings per share by such uncommitted ESOP shares. No compensation expense was required to be recorded by NSP upon adoption of the SOP. The impact of the reduction in average common shares had an immaterial impact on 1994 earnings per share (less than 1 cent). Of the
5.4 million shares of the Company's stock that NSP's ESOP currently holds, an average of approximately 160,000 uncommitted leveraged ESOP shares were excluded from earnings per share calculations for the first six months of 1994. The fair value of NSP's leveraged ESOP shares approximated cost at June 30, 1994.

Stock Compensation Expense

       The Financial Accounting Standards Board (FASB) had previously issued an Exposure Draft considering the accrual of compensation expense related to certain stock awards beginning in 1997 with disclosure required beginning in 1994. On June 8, 1994, the FASB decided that there would be no disclosure requirements for 1994.

2.  International Investments

       Through its subsidiaries, NRG Energy, Inc. (NRG), a wholly owned subsidiary of the Company, has purchased equity interests in a number of non-regulated energy projects. During the first six months of 1994 investments were made by NRG in three significant international projects. NSP's net income for the second quarter of 1994 includes earnings from equity interests in international projects of $11.5 million before income taxes and $9.2 million net of foreign income taxes, or $0.14 per share.

Germany

       In December 1993, a subsidiary of NRG agreed to acquire an ownership interest in the German corporation MIBRAG. MIBRAG was formed by the German government to operate coal mines, electric power plants, and other energy related facilities. NRG's subsidiary and its two investor partners each agreed to acquire a 33% interest in MIBRAG, while the German government retained a 1% interest. The investor partners began operating MIBRAG effective January 1, 1994. NSP's earnings for the first quarter of 1994 did not include NRG's equity in the earnings of MIBRAG due to several unresolved contingencies and lack of complete financial information. During the second quarter 1994, essentially all of the contingencies were resolved.
Accordingly, in June 1994 NRG recorded its equity in earnings of the MIBRAG project for the first six months of 1994. On the legal closing date of August 11, 1994, NRG invested approximately $10 million to acquire its 33% interest in MIBRAG.

       In January 1994, another subsidiary of NRG made an initial investment of $7.5 million to purchase a 50% interest in a German corporation, Saale Energie GmbH (Saale). Saale owns a 400-megawatt share of a 900-megawatt power plant currently under construction near Schkopau, Germany.

Australia

       Through June 1994, another subsidiary of NRG invested approximately $70 million in a joint venture which acquired a 1680-megawatt coal-fired power plant in Gladstone, Queensland, Australia. NRG's investment represents a 37.5% ownership in the Australian plant.

Foreign Currency Transactions

       The local currencies are generally the functional currency of NSP's foreign operations. Assets and liabilities of international subsidiaries are translated at end-of-period rates of exchange. Income, expense and cash flows are translated at weighted-average rates of exchange for the period. The resulting currency translation adjustments are accumulated and reported as a separate component of shareholder's equity. Gains and losses that result from translation of foreign currency transactions (i.e. converting a cash transaction to a foreign currency at a translation rate different from that which applied when the receivable or payable was accrued) will be included in the results of operations. Through June 30, 1994, NRG had not experienced any material translation gains or losses from foreign currency transactions which have occurred since the respective investment dates.

       To preserve the U.S. dollar value of its equity position in foreign currency denominated investment assets, NRG enters into hedging transactions, as investments are made, through the use of forward foreign currency exchange agreements. Gains and losses on these contracts offset the effect of foreign currency exchange rate fluctuations on the valuation of the investments underlying the hedges. The net effect is reported with other currency translation adjustments as a separate component of stockholders' equity.
NRG does not speculate in foreign currencies.

        NRG has entered into two forward foreign currency exchange contracts with Salomon Brothers Holding Company, Inc. (Salomon). Pursuant to these contracts, transactions have been executed which are designed to protect the economic value of NRG's equity investments that are denominated in Australian dollars and German deutsche marks (DM). Management believes NRG's exposure to credit risk due to nonperformance by the counterparty to its forward exchange contracts is not significant based on the Investment Grade credit rating of the counterparty.

       NRG's forward foreign currency exchange contracts hedge approximately $72 million of foreign currency denominated investments and $10 million of foreign currency denominated investment commitments at June 30, 1994. These forward foreign currency exchange contracts are not reflected in NSP's balance sheet. The contracts terminate at the end of 10 years and require foreign currency interest payments during each year of each contract's term. If the contracts had been terminated at June 30, 1994 the hedge counterparty would have had an obligation payable to NRG of approximately $1 million.

Income Tax Expense

       It is the intention of NSP's management to indefinitely reinvest the earnings of foreign operations. Accordingly, U.S. deferred income taxes and foreign withholding taxes have not been provided on the earnings of foreign subsidiary companies. The cumulative amount of undistributed earnings of foreign subsidiaries upon which no U.S. deferred income taxes or foreign withholding taxes have been provided is approximately $9.2 million at June 30, 1994. These earnings, however, reflect the full provision for foreign taxes. The additional U.S. income tax on the unremitted foreign earnings, if repatriated, would be offset in whole or in part by foreign tax credits, and thus it is impracticable to estimate the amount of tax that might be payable. Foreign withholding taxes of approximately $900,000 would be due upon remittance of these earnings.

3.  Investments Accounted for by the Equity Method

       Project Investments - NSP has investments in various projects accounted for by the equity method of accounting. Current investments include both international and domestic energy projects and domestic affordable housing and real estate projects. Prior to 1994 such investments had been limited to immaterial domestic projects. The equity method is applied to investments in which NSP does not have a majority interest and is not able to exercise a controlling influence over operating and financial policies. A summary of the significant investments is as follows:

Name                  Geographic Area         Economic      Placed in
                                              Interest      Service

Various Independent
 Power Production
 Facilities           United States           45%-50%       July 1991-June 1993
Affordable Housing-
 Ltd. Partnerships    United States           50%-99%       April 1993-May 1994
Western Syncoal
 Partnership          United States           50%           August 1993
MIBRAG                Europe                  33.0%         January 1994
Gladstone             Australia               37.5%         March 1994
Saale Energie GmbH    Europe                  20.6%         Under Construction

       Summarized Financial Information of Unconsolidated Investees - Summarized financial information as of and for the six-month period ended June 30, 1994 for all projects in which NSP owns an unconsolidated interest was:

Financial Position (Millions of dollars)

Current Assets                     $474.5
Other Assets                      1,136.8

Total Assets                     $1,611.3

Current Liabilities                 $85.8
Other Liabilities                 1,132.9
Equity                              392.6

Total Liabilities and Equity     $1,611.3


Results of Operations (Millions of dollars)

Operating Revenues        $345.3

Operating Income           $51.6

Net Income                 $51.8

4.  Commitments and Contingent Liabilities

       The Company's public liability for claims resulting from any nuclear incident, and insurance coverage thereon, have not changed significantly from the circumstances set forth in Note 15 to the Company's financial statements contained in the Company's 1993 report on Form 10-K.

       NRG is contractually committed to additional equity investments in existing energy projects. Such commitments are for approximately DM 16.5 million in 1994, DM 36 million in 1995, and DM 35 million in 1996. The 1994 commitment has been hedged through a forward foreign currency exchange contract for $10 million. The 1995 and 1996 commitments would be approximately $23 million and $22 million, respectively, based on exchange rates in effect at June 30, 1994.

5.  Resolution of Operating Contingency

       At present operating levels, the current onsite storage pool for spent nuclear fuel at the Company's Prairie Island Nuclear Generating Plant (Prairie Island) will be filled in 1994. The Company proposed construction of a temporary onsite dry cask (container) storage facility for spent nuclear fuel at Prairie Island. The Minnesota Legislature (Legislature) considered the dry cask storage issue during its 1994 legislative session as required by a Minnesota Court of Appeals ruling in June 1993.

       On May 10, 1994, the Governor of the State of Minnesota (Governor) signed into law a bill passed by the Legislature on May 6, 1994. The law authorizes the Company to install 17 dry casks at Prairie Island if the Company satisfies certain responsibilities. The Company executed an agreement with the Governor concerning the renewable energy and alternative siting commitments contained in the new law and is authorized the first increment of five casks. The second increment of four casks would be available if the Minnesota Environmental Quality Board finds that the Company has applied for an alternative site license, used good faith in locating an alternative site and has committed to build or purchase 100 megawatts of wind generation.
The final increment of eight casks would be available unless prior to June 1, 1999, the Legislature specifically revokes the authorization for the final eight casks, which can only happen if an alternative storage site is not operational or under construction, or the Company fails to meet certain renewable energy commitments by December 31, 1998.

       An updated nuclear decommissioning study and nuclear plant depreciation capital recovery request was filed with the MPUC in July 1994 for the Company's nuclear power plants. Although management expects to operate the Prairie Island plant units through the end of their useful lives, the requested capital recovery would allow for the plant to be fully depreciated, including the accrual and recovery of decommissioning costs, about six years earlier than the end of useful life. The proposed recovery period has been reduced because of the risk and uncertainty regarding the spent fuel storage situation. The study supports a decrease in cost estimates for decommissioning. The combined impact of the request if approved as filed, including the shorter depreciation period and lower decommissioning costs, would be a decrease of about $500,000 in annual depreciation and decommissioning expenses. There is no time deadline for MPUC action on the Company's request. However, management is hopeful of MPUC action by the end of 1994.

6.  Rate Matters

       NSP's 1993 Annual Report on Form 10-K discussed an appeal filed by intervenors in the Company's 1993 Minnesota electric and gas rate cases. On August 2, 1994, this appeal was addressed by the Minnesota Court of Appeals, who affirmed the final rate orders issued in January 1994 for these rate cases. As a result of this decision, no adjustments or changes are required to rates charged to customers or to revenues recorded by the Company.

       On August 9, 1994 the Company applied to the North Dakota Public Service Commission (NDPSC) for a rate reduction of $3.6 million in annual electric revenues. The reduction reflects a correction in cost allocations to the North Dakota jurisdiction. The Company also requested authority to make refunds to customers to effectively implement the reduction as of June 1, 1994. The NDPSC has not yet responded to the filing.


Item 2             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND RESULTS OF OPERATION

Results of Operations

       Northern States Power Company's earnings per share for the second quarter ended June 30, 1994, were $.74, up $.24 from the $.50 earned for the same period a year ago. For the first six months of 1994, earnings per share were $1.68, up $.38 from the $1.30 earned in the comparable period a year ago. The number of average common and equivalent shares outstanding (considering stock options and awards) during the second quarter and first six months of 1994 increased by approximately 2,203,000 shares and 3,037,000 shares, respectively, in comparison to 1993 due mainly to a general stock offering made in May 1993.

       International Investments - Through June 1994, NRG subsidiaries have provided a $9.2 million increase in net income due to investments in three international energy projects. See Note 2 and 3 to the Financial Statements for more information on these projects.

       Prairie Island Nuclear Fuel Storage - In May 1994 the Minnesota Legislature approved a plan for the temporary onsite storage of spent nuclear fuel at the Company's Prairie Island Nuclear Generating Plant, if the Company satisfied certain responsibilities. See Note 5 to the Financial Statements for more information on this matter.

       Labor Agreements - NSP's labor agreements with its five International Brotherhood of Electrical Workers (IBEW) Local Unions expired on December 31, 1993. An interim agreement had been in effect since December 31, 1993. On May 2, 1994 the IBEW members voted to ratify a three-year labor agreement retroactive to January 1, 1994. Labor and employee benefit costs are not expected to be materially affected by the terms of the new agreement.

       Accounting Changes - Effective January 1, 1994, NSP adopted three new accounting standards for postemployment benefits, fair value accounting for certain investments and employee stock ownership plan transactions. These accounting changes had an immaterial impact on earnings in the second quarter of 1994 and are not expected to have a material impact on the full year 1994. See Note 1 to the Financial Statements for more information on these accounting changes.

       North Dakota Rate Reduction - As discussed in Note 6 to the financial statements, the Company has proposed a $3.6 million annual reduction in rates charged to electric customers in North Dakota effective June 1, 1994.

       Cogeneration Project - On July 18, 1994, Michigan Cogeneration Partners Limited Partnership (MCP), a joint venture between subsidiaries of NRG Energy, Inc., a wholly owned subsidiary of the Company, and Cogentrix Energy, Inc. reached an agreement with Consumers Power Company (Consumers), an electric utility headquartered in Jackson, Michigan, to terminate a power sales contract related to a 65 megawatt cogeneration facility being developed by MCP in Parchment, Michigan. The MCP project would have provided electricity to Consumers and steam to a James River Paper Company, Inc. facility. The agreement to terminate the contract, among other terms, requires Consumers to pay MCP $29,750,000. Since the contract was initiated in 1987, many factors changed in Consumers' electric supply options, and other sources became more attractive for its customers. NSP management expects the agreement will have a positive financial impact on 1994 financial results, but the final impact will not be known until all costs associated with the contract termination are identified.

Second Quarter 1994 Compared with Second Quarter 1993

       Electric revenues for second quarter 1994 compared with second quarter 1993 increased $38.7 million or 8.2%. Retail revenues increased approximately $40.2 million or 9.4% largely due to a 4.7% increase in electric retail sales and a 4.5% average retail price increase. The increase in sales levels is due to more favorable weather and sales growth this year compared with the same period a year ago. The retail price increase is due to fuel expense recovery and recognition of the full impact of Minnesota electric retail rate increases in 1994.

       Gas revenues for the second quarter 1994 decreased $2.0 million or 2.8% compared with the second quarter of 1993. Firm gas revenues decreased $8.0 million or 14.0% due to a 8.3% decrease in gas sales volume and a 6.3% average retail price decrease. The price decrease is due to rate adjustments for decreased purchased gas costs resulting from changed natural gas supply and demand market conditions. Interruptible gas revenues decreased $2.0 million or 18.4% due primarily to a decrease in sales volume. Revenues from Viking Gas Transmission Company, which was acquired in June 1993, increased revenues by $3.4 million. Other gas revenues increased $4.5 million due mainly to a new revenue source, supplying gas to industrial customers not on NSP's system.

       Fuel for electric generation and Purchased and interchange power combined for a net increase of $24.2 million or 18.9% for the second quarter of 1994 compared with the first quarter of 1993. Expenses for additional power purchases, mostly from Manitoba Hydro-Electric Board (MH), were higher in 1994 than in 1993 due primarily to the additional demand and energy expenses associated with the power purchase contract with MH, which went into effect in May 1993. Purchased power expenses were also higher due to warmer weather and higher prices in 1994 compared with 1993. Market pricing of these purchases was higher in 1994 due to favorable conditions existing in 1993 (cooler weather and more units available). Finally, fuel costs in the second quarter increased from 1993 to 1994 mainly due to higher 1994 fossil generation levels as a result of a scheduled nuclear plant outage. Fuel expenses also increased due to higher average cost of nuclear fuel in 1994 compared with 1993 due to full utilization of nuclear plants in 1993.

       Cost of gas purchased and transported for the second quarter 1994 compared with the second quarter 1993 decreased $2.1 million or 4.8% due to lower sales volumes and lower cost per thousand cubic feet (Mcf) of purchased gas, somewhat offset by the impact of supplying gas to industrial customers not on NSP's system.

       Other operation, Maintenance and Administrative and general expenses together decreased $3.2 million or 2.0% compared with the second quarter 1993. The decrease is due primarily to lower employee benefit costs in 1994 compared with 1993.

       Depreciation and amortization increased $2.5 million or 3.8% compared with the second quarter 1993. The increase is mainly due to increased plant in service between the two periods.

       Property and general taxes for the second quarter 1994 compared with the second quarter of 1993 increased $2.9 million or 5.2% due primarily to higher property tax rates in the State of Minnesota and also due to higher gross earnings taxes due to higher sales levels in 1994.

       Income taxes for the second quarter 1994 compared with the second quarter 1993 increased $6.3 million or 28.6% primarily due to higher pretax operating income between the two periods. Also, the federal income tax rate increased from 34 percent to 35 percent in August 1993, which also contributed to the increase.

       Equity in earnings of unconsolidated investees increased $12.1 million in the second quarter 1994 compared with the same period a year ago, due primarily to earnings contributions from NRG's international energy projects.

       Other income (expense) - net decreased $1.8 million in the second quarter 1994 compared with the same period a year ago primarily due to foreign income taxes related to NRG's international energy projects.

First Six Months of 1994 Compared with First Six Months of 1993

       Electric revenues for the six months of 1994 compared with the first six months of 1993 increased $62.8 million or 6.6%. Retail revenues increased approximately $61.1 million or 7.1% due to both higher sales levels and rate increases. Retail electric sales increased 4.3% in 1994 due to sales growth and warmer weather in 1994, while price per unit increased 2.7% due to fuel expense recovery and recognition of the full impact of Minnesota electric retail rate increases in 1994.

       Gas revenues increased $16.6 million or 6.9% compared to the first six months of 1993. Firm gas revenues increased $1.2 million or 0.6% due to a 0.3% increase in gas sales volumes and an average price increase of 0.3%. Interruptible gas revenues decreased $1.7 million or 5.6% compared to the first six months of 1993 due mainly to lower sales volumes. Revenues from Viking Gas Transmission Company, which was acquired in June 1993, increased revenues by $7.5 million. Other gas revenues increased $8.8 million, mainly due to a new revenue source, supplying gas to industrial customers not on NSP's system.

       Fuel for electric generation and Purchased and interchange power together increased $45.5 million or 19.0% over the six months ended June 1993. The increase was due mainly to higher cost of purchased power, in part due to increased demand expenses associated with the new MH contract effective in May 1993. Market pricing of these purchases was higher in 1994 compared to more favorable market pricing conditions in 1993. In addition, expenses for additional power purchases were higher in 1994 than 1993 due to increased native energy requirements. The increase in fuel for electric generation is due to slightly higher costs of nuclear and fossil fuel.

       Cost of gas purchased and transported for the first six months of 1994 compared with the first six months of 1993 increased $4.8 million or 3.0%. This is mainly due to higher sendout volumes somewhat offset by lower cost of purchased gas due to market conditions. The higher sendout volumes are due to supplying gas to industrial customers not on NSP's system.

       Other operation, Maintenance and Administrative and general expenses together decreased $8.4 million or 2.5%. The decrease is due mainly to higher maintenance expenses in 1993 related to scheduled plant maintenance outages and also due to lower employee benefit costs in 1994 compared with 1993.

       Conservation and energy management increased $1.4 million due to regulator-approved higher recovery levels for conservation and demand-side management efforts.

       Depreciation and amortization increased $4.7 million or 3.6% compared to the six months ended June 1993. The increase is due primarily to increased plant in service between the two periods.

       Property and general taxes increased $6.4 million or 5.7% compared with the first six months of 1993. The increase is due mainly to higher property tax rates in the State of Minnesota and also due to higher gross earnings taxes due to higher sales levels in 1994.

       Income taxes for the first six months of 1994 compared with the first six months of 1993 increased $14.3 million or 25.4%. The increase is due primarily to higher pretax operating income between the two periods and also to a 1% increase in the federal tax rate effective in August 1993.

       Equity in earnings of unconsolidated investees increased $12.0 million in the first six months of 1994 compared with the same period a year ago, due primarily to earnings contributions from NRG's international projects.

       Other income (expense) - net increased $2.0 million compared with the first six months of 1993 due to higher income from non-regulated operations, somewhat offset by foreign income taxes related to NRG's international energy projects.

       Interest charges have decreased $2.9 million or 5.3% compared with the first six months of 1993 due to refinancings, retirements of long-term debt, and increased use of lower-cost short-term commercial paper borrowings, partially offset by new debt incurred in connection with businesses acquired in 1993.

Liquidity and Capital Resources

       The Company had $301.5 million in commercial paper debt outstanding as of June 30, 1994. The Company plans to keep credit lines of at least 85% of the maximum level of commercial paper borrowings. Commercial banks currently provide credit lines of approximately $299 million. These credit lines make short-term financing available in the form of bank loans and support for commercial paper sales. The Company has regulatory approval for up to $350 million in short-term borrowing levels.

       In January 1994, stock options for the purchase of 290,138 shares were awarded. As of June 30, 1994, a total of 788,676 stock options were outstanding, which were considered as potential common stock equivalents for earnings per share purposes.

       As of June 30, the Company has issued 17,014 new shares of common stock in 1994. All of these new shares were issued under the Executive Long-Term Incentive Award Stock Plan.

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

       The Company has entered into an interest rate swap agreement with Kidder, Peabody Global Capital Corporation, which effectively converted the interest cost of the 5 1/2% first mortgage bonds issued on February 10, 1994 from fixed rate to variable rate. The variable rate is set six months in arrears with the rate changing on February 1 and August 1 of each year until final maturity. The estimated net interest rate used to accrue interest through June 30, 1994 was approximately 3.3%. Subsequent to June 30, 1994 the actual net interest rate charged for the six months ended August 1, 1994 was approximately 4.6%.

       On February 25, 1994 the Company repurchased $10,000,000 of 9 3/8% First Mortgage Bonds due June 1, 2020 at a price of 112.75%. On April 12, 1994 the Company repurchased another $20,000,000 of these 9 3/8% bonds at a price of 110.24%.

       The Company is currently evaluating the issuance of $150,000,000 of first mortgage bonds in one or multiple increments. Due to the current instability in long-term interest rates, the Company elected to delay the planned issuance of this debt. In the interim, the Company has increased bank credit lines to $300 million to support increased commercial paper borrowings. Any proceeds from these borrowings would be added to the general funds of the Company and used to repay short-term borrowings. In addition, the Company continues to evaluate the early redemption of higher rate securities and, depending on capital market conditions, would refinance these with lower rate long-term debt.

        During the first quarter of 1994, the Company was placed on "credit watch" by Moody's Investors Service and Duff & Phelps Credit Rating Co. (D&P) due to the prior uncertainty regarding Prairie Island. D&P removed the Company from credit watch on May 9, 1994, following passage of the law regarding Prairie Island, and reaffirmed the previous bond ratings. On May 20, 1994, Moody's Investors Service downgraded the credit ratings of the Company and Northern States Power Company (Wisconsin), a wholly owned subsidiary of the Company. The new ratings are as follows: first mortgage bonds and secured pollution control bonds to A1 from Aa2; shelf registration of senior secured debt to (P) A1 from (P) Aa2; unsecured pollution control bonds to A2 from Aa3; preferred stock to "a2" from "aa3"; and shelf registration for preferred stock to (P) "a2" from (P) "aa3". The commercial paper rating of the Company remains unchanged at P-1.

                              Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

       On May 27, 1994, the Company was notified by the United States Environmental Protection Agency (USEPA) that it is a potentially responsible party (PRP) at the Union Scrap Iron & Metal III Superfund site in Minneapolis, Minnesota, which is in addition to the sites identified in NSP's 1993 Annual Report on Form 10-K. The USEPA states that total costs incurred to investigate and remediate the site were approximately $1,000,000. If NSP is determined to be a responsible party, it is jointly and severally liable for the costs of investigation and remediation. Two other parties have been named as PRPs. The Company is reviewing its records and conducting an investigation to determine if the site was used by the Company.

       For a discussion of proceedings involving NSP's utility rates, see Note 6 to the Financial Statements.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits - None

    (b) Reports on Form 8-K. The following reports on Form 8-K were filed either during the three months ended June 30, 1994, or between June 30, 1994 and the date of this report:

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

         May 20, 1994 (Filed May 26, 1994) - Item 5. Other Events.  Re:
         Disclosure concerning the downgrading of credit ratings of the Company and the Company's wholly owned subsidiary, Northern States Power Company (Wisconsin) by Moody's Investors Service.

         July 18, 1994 (Filed August 3, 1994) - Item 5. Other Events.  Re:
         Disclosure of termination of a cogeneration project by Michigan Cogeneration Partners (an investee of the Company's wholly owned subsidiary, NRG Energy, Inc.) and Consumers Power Company.

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



Date:  August 12, 1994