Form 10-Q
period 1994-09-30
NORTHERN STATES POWER CO /MN/
filed 1994-11-14
CIK 72903

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                      FORM 10-Q

  X  Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

                                        or

     Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934


For Quarter Ended     September 30, 1994        Commission File Number  1-3034



                     Northern States Power Company

Exact name of registrant as specified in its charter)


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

          Yes   X    No
              -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                                   Outstanding at October 31, 1994
Common Stock, $2.50 par value                      66,905,587  shares

                              PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                    Northern States Power Company (Minnesota) and Subsidiaries

                                 Statements of Income (Unaudited)

                                                              Three Months Ended              Nine Months Ended
                                                                  September 30                    September 30
                                                              1994           1993             1994          1993
                                                            (Thousands of dollars)          (Thousands of dollars)
Utility operating revenues
 Electric.................................................   $570,522       $557,289       $1,577,904    $1,501,948
 Gas......................................................     41,806         44,635          299,850       286,045
   Total..................................................    612,328        601,924        1,877,754     1,787,993

Utility operating expenses
 Fuel for electric generation.............................     88,163         82,212          248,887       238,000
 Purchased and interchange power..........................     70,028         70,517          194,071       153,962
 Cost of gas purchased and transported....................     24,987         33,955          188,617       192,823
 Other operation..........................................     76,746         70,913          227,620       227,576
 Maintenance..............................................     41,049         37,636          121,434       119,337
 Administrative and general...............................     48,282         42,239          142,532       137,743
 Conservation and energy management.......................      7,783          7,808           23,256        21,877
 Depreciation and amortization............................     68,628         67,139          204,340       198,232
 Taxes: Property and general..............................     59,939         57,890          178,315       169,912
        Current income tax expense........................     40,432         42,394          118,174        97,731
        Deferred income tax expense.......................       (436)         1,314           (2,028)        6,659
        Deferred investment tax credits recognized .......     (2,205)        (2,169)          (7,717)       (6,527)
   Total..................................................    523,396        511,848        1,637,501     1,557,325

Utility operating income..................................     88,932         90,076          240,253       230,668

Other income and expense
 Allowance for funds used during construction - equity....      1,052          2,188            3,245         4,819
 Equity in earnings of unconsolidated investees...........      8,143          2,185           20,899         2,949
 Other income (expense) - net.............................      5,273            194            6,517          (536)
  Total other income......................................     14,468          4,567           30,661         7,232

Income before interest charges............................    103,400         94,643          270,914       237,900

Interest charges
 Interest on long-term debt...............................     23,863         25,985           69,154        77,898
 Other interest and amortization..........................      5,873          2,604           13,280         6,337
 Allowance for funds used during construction - debt......     (2,401)        (1,601)          (6,188)       (4,363)
   Total..................................................     27,335         26,988           76,246        79,872

Net Income ...............................................     76,065         67,655          194,668       158,028

Preferred stock dividends ................................      3,097          3,743            9,210        11,287

Earnings available for common stock.......................    $72,968        $63,912         $185,458      $146,741

Average number of common and equivalent
  shares outstanding (000's)..............................     66,867         66,505           66,799        64,664

Earnings per average common share.........................      $1.09          $0.96            $2.78         $2.27

Common dividends declared per share.......................     $0.660         $0.645           $1.965        $1.920


                                      Statements of Retained Earnings (Unaudited)

Balance at beginning of period............................ $1,152,787     $1,100,176       $1,127,372    $1,099,896

Net income for period.....................................     76,065         67,655          194,668       158,028

Dividends declared:
 Cumulative preferred stock...............................     (3,097)        (3,743)          (9,210)      (11,287)
 Common stock.............................................    (44,158)       (42,928)        (131,233)     (125,477)

Balance at end of period.................................. $1,181,597     $1,121,160       $1,181,597    $1,121,160



The Notes to Financial Statements are an integral part of the Statements of Income and Retained Earnings.

                  Northern States Power Company (Minnesota) and Subsidiaries
                                   Balance Sheets (Unaudited)

                                                                     September 30,    December 31,
                                                                         1994             1993
                            ASSETS                                     (Thousands of dollars)
UTILITY PLANT
  Electric..................................................            $6,305,554       $6,167,670
  Gas.......................................................               658,909          621,871
  Other.....................................................               257,381          237,293
      Total.................................................             7,221,844        7,026,834
    Accumulated provision for depreciation..................            (3,076,487)      (2,888,144)
  Nuclear fuel..............................................               787,164          749,078
    Accumulated provision for amortization..................              (707,875)        (673,669)
      Net utility plant.....................................             4,224,646        4,214,099

CURRENT ASSETS
  Cash and cash equivalents.................................                39,759           57,812
  Short-term investments....................................                 1,627               26
  Accounts receivable - net.................................               254,861          266,531
  Accrued utility revenues.....................................             78,803          111,296
  Federal income tax and interest receivable...........                     28,282           20,927
  Materials and supplies - at average cost.....................            159,139          145,375
  Prepayments and other.....................................                35,598           40,885
    Total current assets....................................               598,069          642,852

OTHER ASSETS
  Regulatory assets....................................                    375,965          334,354
  Non-regulated property - net.........................                    160,696          157,615
  Investments in non-regulated projects................                    143,192           45,772
  External decommissioning fund and other investments..                    149,643          121,657
  Federal income tax and interest receivable...........                     57,360                0
  Intangible assets and other..........................                     72,112           71,369
     Total other assets................................                    958,968          730,767

      TOTAL.................................................            $5,781,683       $5,587,718

                          LIABILITIES
CAPITALIZATION
  Common stock equity
    Common stock and premium - authorized 160,000,000
      shares of $2.50 par value, issued shares:
      1994, 66,905,587; 1993, 66,879,577...............                   $712,592         $710,969
    Retained earnings.......................................             1,181,597        1,127,372
    Leveraged common stock held by ESOP .......................             (4,957)         (10,887)
    Currency translation adjustments - net.............                      1,921                0
      Total common stock equity.............................             1,891,153        1,827,454

  Cumulative preferred stock and premium - authorized
    7,000,000 shares of $100 par value; outstanding
    shares: 1994 and 1993, 2,400,000
    without mandatory redemption.......................                    240,469          240,469
  Long-term debt............................................             1,311,938        1,291,867

      Total capitalization..................................             3,443,560        3,359,790

CURRENT LIABILITIES
  Long-term debt due within one year........................                14,251           90,618
  Redeemable long-term debt............................                    141,600          141,600
  Short-term debt - primarily commercial paper.........                    252,405          106,200
  Accounts payable..........................................               181,716          210,654
  Taxes accrued.............................................               218,288          177,853
  Interest accrued..........................................                22,843           24,110
  Dividends payable on common and preferred stocks.........                 47,255           46,195
  Rate refunds to customers............................                          0           12,235
  Accrued payroll, vacation and other........................               68,638           61,557
      Total current liabilities.............................               946,996          871,022

OTHER LIABILITIES
  Accumulated deferred income taxes.........................               815,992          788,378
  Accumulated deferred investment tax credits...............               177,291          187,466
  Regulatory liabilities....................................               243,359          243,880
  Pension and other benefit obligations................                     83,936           64,224
  Other long-term obligations and deferred income............               70,549           72,958
      Total other liabilities................................            1,391,127        1,356,906

COMMITMENTS AND CONTINGENT LIABILITIES (See Notes 4, 5 and 6)

        TOTAL...............................................            $5,781,683       $5,587,718


The Notes to Financial Statements are an integral part of the Balance Sheets.

                         Northern States Power Company (Minnesota) and Subsidiaries

                                    STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                      Nine Months Ended
                                                                                         September 30
                                                                                    1994                 1993
                                                                                  (Thousands of dollars)
Cash Flows from Operating Activities:
   Net Income.............................................................          $194,668         $158,028
   Adjustments to reconcile net income to cash from operating activities:
     Depreciation and amortization........................................           226,867          211,931
     Nuclear fuel amortization............................................            34,737           32,828
     Deferred income taxes................................................            (1,788)          (9,091)
     Deferred investment tax credits recognized...........................            (7,950)          (6,753)
     Allowance for funds used during construction - equity................            (3,245)          (4,819)
     Equity in earnings of partnerships and unconsolidated subsidiaries...           (20,899)          (2,949)
     Gain from non-regulated project termination settlement...............            (9,685)               0
     Cash provided by changes in certain working capital items............            29,481           80,757
     Conservation program expenditures - net of amortization..............           (18,905)          (9,032)
     Cash used for changes in other assets and liabilities................           (29,118)          (5,907)

  Net cash provided by operating activities                                          394,163          444,993

Cash Flows from Investing Activities:
   Capital expenditures ..................................................          (259,529)        (242,984)
   Decrease in construction payables......................................            (5,259)          (3,467)
   Allowance for funds used during construction - equity..................             3,245            4,819
   Temporary investment - pollution control bond refinancing proceeds....                  0         (100,000)
   (Purchase) sale of short-term investments - net........................            (1,601)              61
   Investment in external decommissioning fund............................           (22,230)         (23,562)
   Proceeds from non-regulated project termination settlement.............            14,000                0
   Investments in non-regulated projects and other........................           (89,852)          (7,731)
   Business acquisitions..................................................                 0         (155,299)

  Net cash used for investing activities                                            (361,226)        (528,163)

Cash Flows from Financing Activities:
   Changes in short-term debt - net issuances (repayments)................           146,205         (115,061)
   Proceeds from issuance of long-term debt...............................           208,525          369,923
   Repayment of long-term debt (including reacquisition premium)..........          (267,159)        (199,856)
   Proceeds from issuance of common stock.................................               822          170,437
   Dividends paid.........................................................          (139,383)        (133,303)

  Net cash (used for) provided by financing activities                               (50,990)          92,140

Net (decrease) increase in cash and cash equivalents......................           (18,053)           8,970

Cash and cash equivalents at beginning of period..........................            57,812           15,752

Cash and cash equivalents at end of period................................           $39,759          $24,722



The Notes to Financial Statements are an integral part of the Statements of Cash Flows.

          Northern States Power Company (Minnesota) and Subsidiaries

                         NOTES TO FINANCIAL STATEMENTS

      In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of Northern States Power Company (Minnesota) (the Company) and its subsidiaries (collectively, NSP) as of September 30, 1994 and December 31, 1993, the results of its operations for the three and nine months ended September 30, 1994 and 1993, and its cash flows for the nine months ended September 30, 1994 and 1993. Due to the seasonality of NSP's electric and gas sales, operating results on a quarterly basis are not necessarily an appropriate base from which to project annual results.

      The accounting policies followed by NSP are set forth in Note 1 to NSP's financial statements in the 1993 Form 10-K. The following notes should be read in conjunction with such policies and other disclosures in the Form 10-K.

      Certain reclassifications have been made to 1993 financial information to conform with the 1994 presentation. These reclassifications had no effect on net income or earnings per share as previously reported.

1.  Accounting Changes

Postemployment Benefits

      Effective January 1, 1994 NSP adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 112 - Accounting for Postemployment Benefits. This standard required the accrual of certain postemployment costs (such as injury compensation and severance) that are payable in future time periods. The annual expense for costs accrued under SFAS No. 112 is not materially different than amounts recognized under NSP's prior accounting method. NSP has recorded its full liability related to such costs in 1994 but has deferred the pre-1994 portion chargeable to operating expense (approximately $9 million) based on the Company's preliminary decision to request amortization and rate recovery over future periods, consistent with regulatory precedent for similar costs. On October 26, 1994 the Minnesota Public Utilities Commission (MPUC) approved another Minnesota utility's request to defer pre-1994 SFAS No. 112 costs and amortize them over a three-year period. When the MPUC's order becomes available in the fourth quarter of 1994, the Company plans to evaluate its cost recovery options for SFAS No. 112 costs, including the possible use of the three-year amortization procedure approved by the MPUC.

Fair Value Accounting for Certain Investments

      Effective January 1, 1994 NSP adopted the provisions of SFAS No. 115 - Accounting for Certain Investments in Debt and Equity Securities. This new standard resulted in an increase of approximately $4.1 million to decommissioning investments to present such investments at their market value at September 30, 1994. This increase represents an unrealized gain on investments which has been deferred as a regulatory liability. The Company anticipates the offsetting of such gains against decommissioning costs in future ratemaking.

Accounting for Employee Stock Ownership Plans (ESOP)

      Effective January 1, 1994 NSP adopted the American Institute of Certified Public Accountants' Statement of Position (SOP) 93-6. This SOP required the accrual of compensation expense for any market value increase in uncommitted leveraged ESOP shares. It also required the reduction of average common shares used to compute earnings per share by such uncommitted ESOP shares. No compensation expense was required to be recorded by NSP upon adoption of the SOP. The impact of the reduction in average common shares had an immaterial impact on 1994 earnings per share (less than 1 cent). Of the 5.4 million shares of the Company's stock that NSP's ESOP currently holds, an average of approximately 134,000 uncommitted leveraged ESOP shares were excluded from earnings per share calculations for the first nine months of 1994. The fair value of NSP's leveraged ESOP shares approximated cost at September 30, 1994.

Stock Compensation Expense

      The Financial Accounting Standards Board (FASB) had previously issued an Exposure Draft requiring the accrual of compensation expense related to certain stock awards beginning in 1997, with disclosure required beginning in 1994. On June 8, 1994, the FASB postponed issuing the final version of the proposed new accounting rule, and eliminated disclosure requirements for 1994.

2.  Non-Regulated Earnings and International Investments

       NSP's net income for the first nine months of 1994 includes earnings from all non-regulated businesses of $20.9 million, or $0.31 per share. Through its subsidiaries, NRG Energy, Inc. (NRG), a wholly owned subsidiary of the Company, has purchased equity interests in three significant non-regulated international energy projects. Earnings from equity interests in these international projects for the first nine months of 1994 were $15.8 million before income taxes and $12.9 million net of foreign income taxes, or approximately $0.20 per share.

German Projects

      In December 1993, a subsidiary of NRG agreed to acquire an ownership interest in the German corporation Mitteldeutsche Braunkohlengesellschaft mbh (MIBRAG). MIBRAG was formed by the German government to operate coal mines, electric power plants, and other energy related facilities. NRG's subsidiary and its two investor partners each agreed to acquire 33% interests in MIBRAG, while the German government retained a 1% interest. The investor partners began operating MIBRAG effective January 1, 1994, subject to several contingencies. NSP's earnings for the first quarter of 1994 did not include NRG's equity in the earnings of MIBRAG due to the unresolved contingencies. During the second quarter 1994, essentially all of the contingencies were favorably resolved. Accordingly, in June 1994 NRG recorded its equity in earnings of the MIBRAG project for the first six months of 1994. The legal closing occurred on August 11, 1994. Through September 30, 1994, NRG had invested approximately $15 million, including capitalized development costs, for its interest in MIBRAG.

      Through September 30, 1994, another subsidiary of NRG had invested $10 million, including capitalized development costs, in its 50% interest in a German corporation, Saale Energie GmbH (Saale). Saale owns a 400-megawatt share of a 900-megawatt power plant (Schkopau power station) currently under construction near Schkopau, Germany. See Note 4 to the Financial Statements for further discussion of commitments related to this project.

Australian Projects

      Through March 1994, another subsidiary of NRG had invested approximately $70 million, including capitalized development costs, in a joint venture which acquired a 1680-megawatt coal-fired power plant in Gladstone, Queensland, Australia. NRG's investment represents a 37.5% ownership in the Australian plant.

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

      Gains and losses that result from translation of foreign currency transactions (i.e. converting cash into a different currency at a translation rate different from that which applied when the receivable or payable was accrued) will be included in the results of operations. Through September 30, 1994, NRG had not experienced any material translation gains or losses from foreign currency transactions which have occurred since the respective investment dates.

      NRG does not speculate in foreign currencies. NRG's policy is to hedge foreign currency denominated investments as they are made to preserve the U.S. dollar value of its equity position in foreign currency denominated investment assets. NRG has entered into hedging transactions through the use of forward foreign currency exchange agreements. Gains and losses on these contracts offset the effect of foreign currency exchange rate fluctuations on the valuation of the investments underlying the hedges. The net effect of these gains and losses is reported with other currency translation adjustments as a separate component of stockholders' equity. NRG is not hedging currency translation adjustments related to operating results.

       As a part of its hedging program, NRG has entered into three forward foreign currency exchange contracts with a counterparty. Pursuant to these contracts, transactions have been executed which are designed to protect the economic value of NRG's equity investments that are denominated in Australian dollars and German deutsche marks (DM). Management believes NRG's exposure to credit risk due to nonperformance by the counterparty to its forward exchange contracts is not significant based on the Investment Grade credit rating of the counterparty.

      NRG's forward foreign currency exchange contracts hedge approximately $83 million of foreign currency denominated investments and $10 million of foreign currency denominated investment commitments at September 30, 1994. These forward foreign currency exchange contracts are not reflected in NSP's balance sheet. The contracts terminate in 2004 and require foreign currency interest payments by either party during each year of the contract. If the contracts had been terminated at September 30, 1994, $1.7 million would have been payable to NRG for currency exchange rate changes to date.

Income Taxes for International Operations

      It is the intention of NSP's management to indefinitely reinvest the earnings of foreign operations. Accordingly, U.S. deferred income taxes and foreign withholding taxes have not been provided on the earnings of foreign subsidiary companies. The cumulative amount of undistributed pretax earnings of foreign subsidiaries upon which no U.S. deferred income taxes or foreign withholding taxes have been provided is approximately $15.8 million at September 30, 1994. The additional U.S. income tax and foreign withholding tax on the unremitted foreign earnings, if repatriated, would be offset in whole or in part by foreign tax credits, and thus it is impracticable to estimate the amount of tax that might be payable.

U.S. Cogeneration Project

      In July 1994, Michigan Cogeneration Partners Limited Partnership
(MCP), a joint venture between subsidiaries of NRG and Cogentrix Energy, Inc., reached an agreement with Consumers Power Company (Consumers), an electric utility headquartered in Jackson, Michigan, to terminate the power sales contract related to a 65 megawatt cogeneration facility being developed by MCP in Parchment, Michigan. The agreement to terminate the contract required Consumers to make a payment to MCP of $29.8 million. As a result, NRG has recorded a net gain from the termination of this contract which has increased NSP's earnings by approximately nine cents per share in the third quarter of 1994. NRG's net gain from the termination in the third quarter has been partially offset by a write-down of investments in other domestic energy projects which decreased NSP's earnings by approximately four cents per share.

3.  Investments Accounted for by the Equity Method

      Project Investments - NSP has investments in various projects accounted for by the equity method of accounting. Current investments include both international and domestic energy projects and domestic affordable housing and real estate projects. Prior to 1994 such investments had been limited to immaterial domestic projects. The equity method is applied to investments in which NSP does not have a majority interest or is not able to exercise a controlling influence over operating and financial policies. A summary of the significant investments is as follows:

                                                  Economic      Placed in
           Name                Geographic Area    Interest       Service

Various Independent Power
   Production Facilities       United States      45%-50%   July 1991-June 1993
Affordable Housing-Ltd.
   Partnerships                United States      50%-99%   April 1993-May 1994
Western Syncoal
   Partnership                 United States      50%       August 1993
MIBRAG                         Europe             33.0%     January 1994
Gladstone Power Station        Australia          37.5%     March 1994
Schkopau Power Station         Europe             20.6%     Under Construction

     Summarized Financial Information of Unconsolidated Investees - Summarized financial information for these projects, including interests owned by NSP and other parties, was as follows as of September 30, 1994 and for the nine-month period then ended:

Financial Position                             Results of Operations
(Millions of dollars)                          (Millions of dollars)

Current Assets                     $489.2      Operating Revenues  $513.5
Other Assets                      1,311.3
                                               Operating Income     $68.9
Total Assets                     $1,800.5
                                               Net Income           $69.1
Current Liabilities                $126.9
Other Liabilities                 1,224.5
Equity                              449.1

Total Liabilities and Equity     $1,800.5

4.  Commitments and Contingent Liabilities

      The Company's public liability for claims resulting from any nuclear incident, and insurance coverage thereon, have not changed significantly from the circumstances set forth in Note 15 to the Company's financial statements contained in the Company's 1993 report on Form 10-K.

      NRG is contractually committed to additional equity investments in Saale. Such commitments are for approximately DM 16.5 million in 1994, DM 36 million in 1995, and DM 35 million in 1996. The 1994 commitment has been hedged through a forward foreign currency exchange contract for $10 million. The 1995 and 1996 commitments would be approximately $23 million each year, based on exchange rates in effect at September 30, 1994.

5.  Resolution of Operating Contingency

      The onsite storage pool for spent nuclear fuel at the Company's Prairie Island Nuclear Generating Plant (Prairie Island) was filled during refueling in June 1994, so adequate space for a subsequent refueling is no longer available. In anticipation of this, the Company proposed construction of a temporary onsite dry cask storage facility for spent nuclear fuel at Prairie Island. The Minnesota Legislature (Legislature) considered the dry cask storage issue during its 1994 legislative session as required by a Minnesota Court of Appeals ruling in June 1993.

      On May 10, 1994, the Governor of the State of Minnesota (Governor) signed into law a bill passed by the Legislature on May 6, 1994. The law authorizes the Company to install 17 dry casks at Prairie Island if the Company satisfies certain responsibilities. The Company executed an agreement with the Governor concerning the renewable energy and alternative siting commitments contained in the new law and is now authorized the first increment of five casks. The second increment of four casks would be available if the Minnesota Environmental Quality Board finds that by December 31, 1996, the Company has applied to the Nuclear Regulatory Commission for an alternative site license for the temporary spent nuclear fuel storage facility, used good faith in locating an alternative site and has committed to build or purchase 100 megawatts of wind generation. The final increment of eight casks would be available unless prior to June 1, 1999, the Legislature specifically revokes the authorization for the final eight casks. The Legislature can revoke the authorization if an alternative storage site is not operational or under construction, or the Company fails to meet certain renewable energy commitments, including the increased use of wind power and biomass generation facilities by December 31, 1998.

      The Company has taken steps to comply with the new legislative requirements. Currently, 25 megawatts (Mw) of wind generation are in place and all significant permit applications have been filed for another 100 Mw. The Company anticipates filing with the MPUC a proposal for the first 50 Mw of biomass generation later this fall. In addition, the Company announced its plan to seek significant public input in its exploration for an alternative interim spent nuclear fuel storage site in Goodhue County. The Company's construction commitments are not expected to be materially different than levels previously disclosed in the 1993 Form 10-K as a result of the 1994 Prairie Island legislation. The impact of the legislation on power purchase commitments is not yet determinable.

      An updated nuclear decommissioning study and nuclear plant depreciation capital recovery request was filed with the MPUC in July 1994 for the Company's nuclear power plants. Although management expects to operate the Prairie Island plant units through the end of their useful lives, the requested capital recovery would allow for the plant to be fully depreciated, including the accrual and recovery of decommissioning costs, about six years earlier than the end of its useful life. The proposed recovery period has been reduced because of the uncertainty regarding the spent fuel storage situation. The study supports a decrease in cost estimates for decommissioning. The combined impact of the request if approved as filed, including the shorter depreciation period and lower decommissioning costs, would be a decrease of about $500,000 in annual depreciation and decommissioning expenses. Although there is no time deadline for MPUC action, the Company is hopeful of a decision by the end of the year.

6.  Rate Matters

      NSP's 1993 Annual Report on Form 10-K discussed an appeal filed by intervenors in the Company's 1993 Minnesota electric and gas rate cases. On August 2, 1994, the Minnesota Court of Appeals affirmed the final rate orders issued in January 1994 for these rate cases. This appeal process is now completed. As a result of this decision, no adjustments or changes are required to rates charged to customers or to revenues recorded by the Company.

      On August 9, 1994 the Company applied to the North Dakota Public Service Commission (NDPSC) for a rate reduction of $3.6 million in annual electric revenues. The reduction reflects a correction in cost allocations to the North Dakota jurisdiction. The Company also requested authority to make refunds to customers to effectively implement the reduction as of June 1, 1994. On November 9, 1994, the NDPSC approved the proposed rate reduction, the liability for which has been accrued as of September 30, 1994. In early 1995 the NDPSC will address the possibility of retroactive refunds for the period January 1, 1989 through June 1, 1994. Due to the uncertainty surrounding this issue, no accrued liability has been recorded for retroactive refunds.

      In 1991, the Minnesota legislature passed a law which granted the MPUC authority to approve a rate adjustment clause for changes in certain costs (including property taxes, fees and permits) incurred by Minnesota public utilities. The MPUC may approve a utility's use of the rate adjustment clause for billing customers if certain conservation expenditure levels are met. On September 30, 1994 and October 4, 1994, the Company filed for approval of the use of the rate adjustment clause for billing its electric and gas customers, respectively, beginning in January 1995. The potential annual revenue increase from these filings is approximately $18.4 million.

Item 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATION

Results of Operations

      Northern States Power Company's earnings per share for the third quarter ended September 30, 1994, were $1.09, up $.13 from the $.96 earned for the same period a year ago. For the first nine months of 1994, earnings per share were $2.78, up $.51 from the $2.27 earned in the comparable period a year ago. The number of average common and equivalent shares outstanding (considering stock options and awards) during the third quarter and first nine months of 1994 increased in comparison to 1993 by approximately 362,000 shares due to the exercise and granting of stock options and awards, and 2,135,000 shares due mainly to a general stock offering made in May 1993, respectively.

      In addition to items noted in the 1993 Form 10-K, the historical and future trends of NSP's operating results have been and are expected to be impacted by the following factors:

      Non-regulated Businesses - Through September 1994, NSP's non-regulated businesses have provided a $.25 increase in earnings per share due mainly to income contributions from various energy projects. See Notes 2 and 3 to the Financial Statements for more information on these projects.

      Prairie Island Nuclear Fuel Storage - In May 1994 the Minnesota Legislature approved a plan for the temporary onsite storage of spent nuclear fuel at the Company's Prairie Island Nuclear Generating Plant, if the Company satisfies certain responsibilities. See Note 5 to the Financial Statements for more information on this matter.

      Accounting Changes - Effective January 1, 1994, NSP adopted three new accounting standards for postemployment benefits, fair value accounting for certain investments and employee stock ownership plan transactions. These accounting changes had an immaterial impact on earnings in the third quarter of 1994, and are not expected to have a material impact on the full year 1994. See Note 1 to the Financial Statements for more information on these accounting changes.

      Rate Changes - The Company has proposed a $3.6 million annual reduction in rates charged to electric customers in North Dakota effective June 1, 1994. See Note 6 to the Financial Statements for discussion of this and other potential rate changes.


Third Quarter 1994 Compared with Third Quarter 1993

      Electric revenues for third quarter 1994 compared with third quarter 1993 increased $13.2 million or 2.4%. Retail revenues increased approximately $17.8 million or 3.5% largely due to a 3.0% increase in electric retail sales and a 0.5% average retail price increase. The increase in sales levels is due mainly to sales growth. The retail price increase is due to fuel expense recovery. Revenues from sales to other utilities decreased by $7.5 million mainly due to a 22.8% sales decrease. The sales volume decrease is due to the unusually high sales in 1993 to utilities affected by flooding.

      Gas revenues for the third quarter 1994 decreased $2.8 million or 6.3% compared with the third quarter of 1993. Firm gas revenues decreased $4.9 million or 16.0% due to a 8.9% decrease in gas sales volume and a 7.7% average retail price decrease. The sales volume decrease is due primarily to weather impacts in September. The price decrease is due to rate adjustments for decreased purchased gas costs resulting from changed natural gas supply and demand market conditions. Other gas revenues increased $1.7 million due mainly to a new revenue source, supplying gas to industrial customers not on NSP's system.

      Fuel for electric generation and Purchased and interchange power combined for a net increase of $5.5 million or 3.6% for the third quarter of 1994 compared with the third quarter of 1993. Fuel expense in the third quarter increased mainly due to higher 1994 generation levels of fossil fuel plants as a result of a scheduled nuclear plant maintenance and refueling outage and higher customer energy requirements in 1994 compared to the same time period in 1993. These factors also contributed to an increase in the amount of power purchased over the same period. Fuel expenses also increased due to a higher average cost of nuclear fuel in 1994 compared with 1993 due to full utilization of nuclear plants in 1993. These increased fuel and purchased power expenses were partially offset by lower market pricing of purchased power in 1994 due to more favorable conditions existing in third quarter 1994 compared with third quarter 1993.

      Cost of gas purchased and transported for the third quarter 1994 compared with the third quarter 1993 decreased $9.0 million or 26.4% due to lower cost per thousand cubic feet (Mcf) of purchased gas, and gas cost adjustments due to purchased gas adjustment clauses. The impact of the cost decrease of lower firm sales volumes was offset by the impact of supplying gas to industrial customers not on NSP's system.

      Other operation, Maintenance and Administrative and general expenses together increased $15.3 million or 10.1% compared with the third quarter 1993. The higher costs are due mainly to the timing of expenses rather than a long-term increase in costs. First, costs increased by $4.3 million due to a scheduled nuclear plant refueling and maintenance outage in third quarter 1994 compared with no similar costs in third quarter 1993. Also, $3.6 million of tree trimming costs, delayed from earlier in the year, increased expenses in the third quarter 1994 compared to the same period a year ago. Finally, approximately $4 million of the 1994 expense increase relates to postretirement health care cost accruals, including amounts deferred from 1993.

      Depreciation and amortization increased $1.5 million or 2.2% compared with the third quarter 1993. The increase is mainly due to increased plant in service between the two periods.

      Property and general taxes for the third quarter 1994 compared with the third quarter of 1993 increased $2.0 million or 3.5% due primarily to higher property tax rates in the State of Minnesota. General taxes increased due to higher gross earnings taxes from higher sales levels in 1994.

      Income taxes for the third quarter 1994 compared with the third quarter 1993 decreased $3.7 million or 9.0% primarily due to lower pretax operating income between the two periods. In addition, income taxes were higher in third quarter 1993 due to a 1% statutory federal tax rate increase enacted in August 1993, retroactive to January 1, 1993.

      Equity in earnings of unconsolidated investees increased $6.0 million in the third quarter 1994 compared with the same period a year ago, due primarily to earnings contributions from NRG's equity in earnings of international energy projects.

      Other income (expense) - net increased $5.1 million in the third quarter 1994 compared with the same period a year ago primarily due to interest income associated with the settlement of an NSP federal income tax dispute. This increase was offset in part by foreign income taxes related to NRG's equity in earnings of international energy projects.

First Nine Months of 1994 Compared with First Nine Months of 1993

      Electric revenues for the nine months of 1994 compared with the first nine months of 1993 increased $76.0 million or 5.1%. Retail revenues increased approximately $78.9 million or 5.8% due to both higher sales levels and rate increases. Retail electric sales increased 3.8% in 1994 due to sales growth and more favorable weather in 1994, while price per unit increased 1.9% due to fuel expense recovery and recognition of the full impact of Minnesota electric retail rate increases in 1994.

      Gas revenues increased $13.8 million or 4.8% compared to the first nine months of 1993. Firm gas revenues decreased approximately $3.8 million or 1.6% due to a 0.8% decrease in gas sales volumes and an average price decrease of 0.8%. Interruptible gas revenues decreased $0.8 million or 2.2% compared to the first nine months of 1993 due mainly to lower sales volumes. Revenues from Viking Gas Transmission Company, which was acquired in June 1993, increased revenues by $7.3 million. Other gas revenues increased $10.5 million, mainly due to a new revenue source, supplying gas to industrial customers not on NSP's system.

      Fuel for electric generation and Purchased and interchange power together increased $51.0 million or 13.0% over the nine months ended September 1993. The increase was due mainly to higher cost of purchased power, primarily resulting from increased demand expenses associated with the new Manitoba Hydro contract effective in May 1993 and increased market pricing of purchases in 1994 compared to more favorable market pricing conditions in the first half of 1993. Also, power purchases were higher in 1994 than 1993 due to increased customer energy requirements. Fuel costs for electric generation increased due to higher 1994 fossil fuel generation levels to meet increased customer energy requirements and due to scheduled outages of lower cost plants.

      Cost of gas purchased and transported for the first nine months of 1994 compared with the first nine months of 1993 decreased $4.2 million or 2.2%. This is mainly the result of a lower cost of purchased gas due to market conditions and lower purchased gas cost adjustments, offset by higher sendout volumes primarily due to supplying gas to industrial customers not on NSP's system.

      Other operation, Maintenance and Administrative and general expenses together increased $8.6 million or 1.8%. The increase is due entirely to higher postretirement health care costs in 1994, including amounts which were deferred from 1993.

      Depreciation and amortization increased $6.1 million or 3.1% compared to the nine months ended September 1993. The increase is due primarily to increased plant in service between the two periods.

      Property and general taxes increased $8.4 million or 4.9% compared with the first nine months of 1993. The increase is due mainly to higher property tax rates in the State of Minnesota and also due to higher gross earnings taxes due to higher sales levels in 1994.

      Income taxes for the first nine months of 1994 compared with the first nine months of 1993 increased $10.6 million or 10.8%. The increase is due primarily to higher pretax operating income between the two periods.

      Equity in earnings of unconsolidated investees increased approximately $18.0 million in the first nine months of 1994 compared with the same period a year ago, due primarily to earnings contributions from NRG's international projects.

      Other income (expense) - net increased $7.1 million compared with the first nine months of 1993 due primarily to interest income associated with the settlement of an NSP federal income tax dispute.
In addition, higher income from non-regulated operations was offset by foreign income taxes related to NRG's equity in earnings of international energy projects.

      Interest charges before allowance for funds used during construction have decreased $1.8 million or 2.1% compared with the first nine months of 1993 due to refinancings, retirements of long-term debt, and increased use of lower-cost short-term commercial paper borrowings, partially offset by new debt incurred in connection with businesses acquired in 1993.

Liquidity and Capital Resources

      The Company had $250.3 million in commercial paper debt outstanding as of September 30, 1994. The Company plans to keep credit lines of at least 85% of the maximum level of commercial paper borrowings. Commercial banks currently provide credit lines of approximately $299 million. These credit lines make short-term financing available in the form of bank loans and support for commercial paper sales. The Company has regulatory approval for up to $350 million in short-term borrowing levels.

      Commercial banks currently provide credit lines of $11 million to wholly owned subsidiaries of the Company. Approximately $9 million of those credit lines remained available at September 30, 1994.

      In January 1994, stock options for the purchase of 290,138 shares were awarded. As of September 30, 1994, a total of 784,489 stock options were outstanding, which were considered as potential common stock equivalents for earnings per share purposes.

      As of September 30, the Company has issued 26,010 new shares of common stock in 1994. All of these new shares were issued under the Executive Long-Term Incentive Award Stock Plan.

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

      NSP has three interest rate swap agreements covering first mortgage bonds of approximately $320 million. These agreements effectively convert the interest costs of these debt issues from fixed to variable rates based on short-term interest rates. Thus, market risks associated with these agreements result from short-term interest rate fluctuations. Credit risk related to nonperformance of the counterparties is not deemed significant, but would result in NSP recording interest expense at the stated rate of each bond issue. While such agreements are not reflected on NSP's balance sheets, interest rate swap transactions are recognized as an adjustment of interest expense over the terms of the agreements.

      The Company entered into one such interest rate swap agreement during 1994 with Kidder, Peabody Global Capital Corporation, which effectively converted the interest cost of the 5 1/2% first mortgage bonds issued on February 10, 1994 from fixed rate to variable rate. The variable rate is set six months in arrears based on a short-term interest rate indicator with the rate changing on February 1 and August 1 of each year until final maturity. Accrued interest expense is recorded at estimated net interest rates until the actual rate is set. The net interest rate charged for the six months ended August 1, 1994 was approximately 4.6%. The estimated net interest rate accrued for the two months ended September 30, 1994 was approximately 5.4%.

      On February 25, 1994 the Company repurchased $10,000,000 of 9 3/8% First Mortgage Bonds due June 1, 2020 at a price of 112.75%. On April 12, 1994 the Company repurchased another $20,000,000 of these 9 3/8% bonds at a price of 110.24%.

      On May 17, 1994 NSP's wholly owned subsidiary, United Power and Land (UP&L) issued long-term debt of $10,000,000. The debt carries an interest rate of 7.62%, matures in 2000 and is secured by UP&L property. Proceeds were used to recapitalize NSP's equity investment in UP&L.

      On October 5, 1994 the Company issued $150,000,000 of first mortgage bonds due October 1, 2001 with an interest rate of 7 7/8%. The proceeds from these bonds were used to repay short-term commercial paper borrowings which had been increased while the Company was evaluating the issuance of the bonds during the first nine months of 1994. The Company continues to evaluate the early redemption of higher rate securities and, depending on capital market conditions, may refinance them with lower rate long-term debt.

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

                          Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

      On May 27, 1994, the Company was notified by the United States Environmental Protection Agency (USEPA) that it is a potentially responsible party (PRP) at the Union Scrap Iron & Metal III Superfund site in Minneapolis, Minnesota, which is in addition to the sites identified in NSP's 1993 Annual Report on Form 10-K. The USEPA states that total costs incurred to investigate and remediate the site were approximately $1,000,000. Over 25 parties have received similar notifications. On October 17, 1994, the Company was notified of a potential settlement between the United States and PRPs. Under the proposed settlement the Company would be required to pay $30,000. If settlement is not reached, it is likely the USEPA would sue the Company and other PRPs for recovery of the remediation costs.

      In October 1992, the Company disclosed to the Minnesota Pollution Control Agency (MPCA), the USEPA and the Nuclear Regulatory Commission that reports on halogen content of water discharged at Prairie Island were based on estimates of halogen content rather than actual physical samples of water discharged as required by the plant's National Pollution Discharge Elimination System permits. Even though the water discharges at the plant did not exceed the halogen levels allowed under the permits, the applicable state and federal statutes would permit the imposition of fines, the institution of criminal sanctions and/or injunctive relief for the reporting violations. Corrective actions were taken by the Company. The Company and the MPCA are currently negotiating a Stipulation Agreement to address monitoring procedures used at Prairie Island between January and September 1992 that allegedly did not comply with the permits. The MPCA is alleging noncompliance with permit terms and conditions and is proposing a civil penalty of $105,436.

      For a discussion of proceedings involving NSP's utility rates, see
Note 6 to the Financial Statements.

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits

       10.01 Ownership and Operating Agreement, dated March 11, 1982, between the Company, Southern Minnesota Municipal Power Agency and United Minnesota Municipal Power Agency concerning Sherburne County Generating Unit No. 3.

       10.02   Transmission agreement, dated April 27, 1982, and
               Supplement No. 1, dated July 20, 1982, between the Company and Southern Minnesota Municipal Power Agency.

       10.03 Power agreement, dated June 14, 1984, between the Company and the Manitoba Hydro-Electric Board, extending the agreement scheduled to terminate on April 30, 1993, to April 30, 2005.

       27.01   Financial Data Schedule - September 30, 1994

   (b) Reports on Form 8-K. The following reports on Form 8-K were filed either during the three months ended September 30, 1994, or between September 30, 1994 and the date of this report:

         July 18, 1994 (Filed August 3, 1994) - Item 5. Other Events.
         Re: Disclosure of termination of a cogeneration project by Michigan Cogeneration Partners (an investee of the Company's wholly owned subsidiary, NRG Energy, Inc.) and Consumers Power Company.

         September 7, 1994 (Filed September 8, 1994) - Item 5. Other Events. Re: Disclosure of election of NSP Generation officers. Douglas D. Antony was elected President, NSP Generation and Edward L. Watzl was elected Vice President, Nuclear Generation.

         October 4, 1994 - Other 5. Other Events. Re: Disclosure of a net gain of approximately nine cents per share associated with the Michigan Cogeneration Partners contract termination to be recorded in the third quarter of 1994. Also, disclosure of negotiation of a Stipulation Agreement to address monitoring procedures used at the Company's Prairie Island Nuclear Generating Plant.

         October 5, 1994 (Filed October 7, 1994) - Item 5. Other Events.
         Re: Disclosure of Underwriting Agreement and filing of a prospectus supplement relating to $150,000,000 in aggregate principal amount of the Company's First Mortgage Bonds, Series due October 1, 2001. Item 7. Financial Statements and Exhibits. Re: Filing of Underwriting Agreement between the Company and Kidder, Peabody & Co. Incorporated, Citicorp Securities, Inc., Lehman Brothers, J. P. Morgan Securities Inc., NatWest Capital Markets Limited, and Salomon Brothers Inc relating to $150,000,000 First Mortgage Bonds, Series due October 1, 2001; Filing of Supplemental Trust Indenture relating to First Mortgage Bonds, due October 1, 2001; Filings of computation of ratio of earnings to fixed charges.

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



Date:  November 14, 1994