Form 10-Q
period 1995-03-31
NORTHERN STATES POWER CO /MN/
filed 1995-05-15
CIK 72903

SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                           FORM 10-Q

  X  Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

or

     Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934


For Quarter Ended     March 31, 1995        Commission File Number  1-3034


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

          Yes   X    No
              _____     _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                       Outstanding at April 30, 1995
Common Stock, $2.50 par value                       67,430,635  shares

Item 1. Financial Statements

                    Northern States Power Company (Minnesota) and Subsidiaries
                         Consolidated Statements of Income (Unaudited)

                                                                  Three Months Ended
                                                                       March 31
                                                                  1995           1994
                                                                  (Thousands of dollars)
Utility operating revenues
 Electric...................................................     $497,314       $494,031
 Gas........................................................      163,853        189,431
   Total....................................................      661,167        683,462

Utility operating expenses
 Fuel for electric generation...............................       83,338         76,004
 Purchased and interchange power............................       51,733         56,467
 Cost of gas purchased and transported......................       99,301        121,805
 Other operation............................................       79,108         77,583
 Maintenance................................................       37,767         40,469
 Administrative and general.................................       43,749         47,747
 Conservation and energy management.........................        7,770          8,157
 Depreciation and amortization..............................       71,831         67,345
 Taxes: Property and general................................       62,279         59,929
        Current income tax expense..........................       40,122         43,596
        Deferred income tax expense.........................       (1,290)         1,940
        Investment tax credit adjustments - net.............       (2,239)        (3,375)
   Total....................................................      573,469        597,667

Utility operating income....................................       87,698         85,795

Other income and expense
 Equity in earnings of unconsolidated investees.............       10,506           (107)
 Allowance for funds used during construction - equity......        1,338          1,208
 Other income and deductions - net..........................         (577)         3,266
  Total ....................................................       11,267          4,367

Income before interest charges..............................       98,965         90,162

Interest charges
 Interest on long-term debt.................................       27,361         22,827
 Other interest and amortization............................        5,307          3,078
 Allowance for funds used during construction - debt........       (1,893)        (1,537)
   Total....................................................       30,775         24,368

Net Income .................................................       68,190         65,794

Preferred stock dividends ..................................        3,201          3,057

Earnings available for common stock.........................      $64,989        $62,737

Average number of common and equivalent
  shares outstanding (000's)................................       67,004         66,742

Earnings per average common share...........................       $  .97         $  .94

Common dividends declared per share.........................       $  .660        $  .645


             Statements of Retained Earnings (Unaudited)

Balance at beginning of period..............................   $1,183,191     $1,127,372

Net income for period.......................................       68,190         65,794

Dividends declared:
 Cumulative preferred stock.................................       (3,201)        (3,057)
 Common stock...............................................      (44,198)       (43,050)

Balance at end of period....................................   $1,203,982     $1,147,059



The Notes to Financial Statements are an integral part of the Statements of Income and Retained Earnings.



                  Northern States Power Company (Minnesota) and Subsidiaries
                             Consolidated Balance Sheets (Unaudited)




                                                                          March 31,      December 31,
                                                                            1995             1994
                                                                              (Thousands of dollars)
                               ASSETS
UTILITY PLANT
  Electric...........................................................      $6,407,107       $6,372,317
  Gas................................................................         679,587          677,233
  Common.............................................................         271,924          262,506
      Total..........................................................       7,358,618        7,312,056
    Accumulated provision for depreciation...........................      (3,189,171)      (3,116,811)
  Nuclear fuel.......................................................         811,809          797,097
    Accumulated provision for amortization...........................        (721,014)        (718,690)
      Net utility plant..............................................       4,260,242        4,273,652

CURRENT ASSETS
  Cash and cash equivalents..........................................          36,525           41,055
  Short-term investments.............................................           1,892              892
  Accounts receivable - net..........................................         290,284          280,858
  Accrued utility revenues...........................................          81,999           98,651
  Federal income tax and interest receivable.........................               0           28,858
  Fossil fuel inventory - at average cost............................          46,229           56,960
  Materials and supplies - at average cost...........................         104,739          101,878
  Prepayments and other..............................................          48,862           56,075
    Total current assets.............................................         610,530          665,227

OTHER ASSETS
  Regulatory assets..................................................         351,729          357,576
  Investments in non-regulated projects and other investments........         220,080          201,329
  External decommissioning fund........................ .............         160,731          145,467
  Non-regulated property - net.......................................         175,654          172,961
  Federal income tax and interest receivable.........................          56,358           56,358
  Intangible assets and other........................................          79,052           81,001
     Total other assets..............................................       1,043,604        1,014,692

      TOTAL..........................................................      $5,914,376       $5,953,571



                       LIABILITIES AND EQUITY
CAPITALIZATION
  Common stock equity:
    Common stock and premium - authorized 160,000,000
      shares of $2.50 par value, issued shares:
      1995, 67,274,385; 1994, 66,922,144.............................        $728,601         $713,180
    Retained earnings................................................       1,203,982        1,183,191
    Leveraged common stock held by ESOP..............................         (15,998)          (2,990)
    Currency translation adjustments - net..........................            3,492            3,586
      Total common stock equity......................................       1,920,077        1,896,967

  Cumulative preferred stock and premium - authorized
    7,000,000 shares of $100 par value; outstanding
    shares:  1995 and 1994, 2,400,000
    without mandatory redemption.....................................         240,469          240,469

  Long-term debt.....................................................       1,456,217        1,463,354
      Total capitalization...........................................       3,616,763        3,600,790

CURRENT LIABILITIES
  Long-term debt due within one year.................................          19,006           16,106
  Other long-term debt potentially due within one year...............         141,600          141,600
  Short-term debt - primarily commercial paper.......................         157,648          238,439
  Accounts payable...................................................         179,279          234,905
  Taxes accrued......................................................         256,616          178,119
  Interest accrued...................................................          30,232           28,164
  Dividends payable on common and preferred stocks...................          47,602           47,283
  Accrued payroll, vacation and other................................          61,421           79,029
      Total current liabilities......................................         893,404          963,645

OTHER LIABILITIES
  Deferred income taxes..............................................         850,823          848,870
  Deferred investment tax credits....................................         171,544          173,838
  Regulatory liabilities.............................................         208,329          200,517
  Pension and other benefit obligations..............................          93,808           92,514
  Other long-term obligations and deferred income....................          79,705           73,397
      Total other liabilities........................................       1,404,209        1,389,136

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 4)

        TOTAL........................................................      $5,914,376       $5,953,571


The Notes to Financial Statements are an integral part of the Balance Sheets.


                         Northern States Power Company (Minnesota) and Subsidiaries

                             CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                  Three Months Ended
                                                                                       March 31
                                                                                 1995                 1994
                                                                               (Thousands of dollars)
Cash Flows from Operating Activities:
   Net Income.............................................................        $68,190          $65,794
   Adjustments to reconcile net income to cash from operating activities:
     Depreciation and amortization........................................         79,517           73,541
     Nuclear fuel amortization............................................         12,817           12,789
     Deferred income taxes................................................            889            1,193
     Deferred investment tax credits recognized...........................         (2,349)          (3,452)
     Allowance for funds used during construction - equity................         (1,338)          (1,208)
     Undistributed equity in earnings of unconsolidated investees.........         (7,910)             966
     Cash provided by changes in certain working capital items............         68,532           61,509
     Conservation program expenditures - net of amortization..............         (3,953)          (2,767)
     Cash provided by changes in other assets and liabilities.............         17,483          (15,068)

  Net cash provided by operating activities                                       231,878          193,297

Cash Flows from Investing Activities:
   Capital expenditures ..................................................        (77,989)         (61,809)
   Decrease in construction payables......................................        (14,724)          (8,098)
   Allowance for funds used during construction - equity..................          1,338            1,208
   Purchase of short-term investments - net...............................         (1,000)            (124)
   Investment in external decommissioning fund............................         (6,981)          (7,667)
   Investments in non-regulated projects and other........................         (7,096)         (67,794)

  Net cash used for investing activities                                         (106,452)        (144,284)

Cash Flows from Financing Activities:
   Change in short-term debt - net issuances (repayments).................        (80,791)          36,800
   Proceeds from issuance of long-term debt - net.........................          3,171          198,696
   Loan to ESOP...........................................................        (15,000)               0
   Repayment of long-term debt (including reacquisition premium)..........         (5,656)        (241,115)
   Proceeds from issuance of common stock - net...........................         15,400              346
   Dividends paid.........................................................        (47,080)         (46,195)

  Net cash used for financing activities                                         (129,956)         (51,468)

Net decrease in cash and cash equivalents.................................         (4,530)          (2,455)

Cash and cash equivalents at beginning of period..........................         41,055           57,812

Cash and cash equivalents at end of period................................        $36,525          $55,357

The Notes to Financial Statements are an integral part of the Statements of Cash Flows.

         Northern States Power Company (Minnesota) and Subsidiaries

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of Northern States Power Company (Minnesota) (the Company) and its subsidiaries (collectively, NSP) as of March 31, 1995 and December 31, 1994, the results of its operations for the three months ended March 31, 1995 and 1994, and its cash flows for the three months ended March 31, 1995 and 1994. Due to the seasonality of NSP's electric and gas sales, operating results on a quarterly basis are not necessarily an appropriate base from which to project annual results.

      The accounting policies followed by NSP are set forth in Note 1 to NSP's financial statements in the 1994 Form 10-K. The following notes should be read in conjunction with such policies and other disclosures in the Form 10-K.

      Certain reclassifications have been made to 1994 financial information to conform with the 1995 presentation. These reclassifications had no effect on net income or earnings per share as previously reported.

1.  Subsequent Event - Proposed Business Combination

      On April 28, 1995, the Company and Wisconsin Energy Corporation (WEC) entered into an Agreement and Plan of Merger (Agreement). As a result, a registered utility holding company, which will be known as Primergy Corporation (Primergy), will be the parent of the Company and the current operating subsidiaries of the Company and WEC. Each outstanding share of common stock of NSP will be converted into 1.626 shares of common stock of Primergy, and each outstanding share of common stock of WEC will remain outstanding as one share of common stock of Primergy. The business combination is intended to be tax-free for income tax purposes, and to be accounted for as a "pooling of interests". The Agreement is subject to various conditions, including approval of the stockholders of NSP and WEC, and the approval of various regulatory agencies. NSP anticipates that the completion of the regulatory review and approval process will take approximately 12-18 months and, accordingly, the companies do not anticipate completing this business combination until late in 1996. Item 5 of Part II of this report discusses further the proposed transaction and provides pro forma combined condensed financial information for Primergy.

2.  Rate Matters

      In August 1994, the Company applied to the North Dakota Public Service Commission (NDPSC) for an annualized electric rate reduction of $3.6 million to reflect a correction in cost allocations to the North Dakota jurisdiction. On November 9, 1994, the NDPSC approved the Company's request to make refunds to customers to effectively implement the reduction as of June 1, 1994. These refunds were accrued in 1994 and paid in February 1995. On May 10, 1995, the NDPSC approved a retroactive refund to residential customers of approximately $1.5 million for the period January 1, 1989 through June 1, 1994 to reflect corrections to cost allocations for that period. This refund was accrued in 1994 and is expected to be paid later in 1995. Also, the NDPSC approved an annualized rate reduction of $750,000 for North Dakota commercial and industrial electric customers, to become effective prospectively on June 1, 1995.

3.  Business Developments

      Non-regulated Power Sales Contract - NRG, through wholly owned subsidiaries, owns 45% of the San Joaquin Valley Energy Partnership (SJVEP), which owns four power plants located near Fresno, California with a total capacity of 55 megawatts. Through February 1995, the plants operated under long-term Standard Offer 4 (SO4) power sales contracts with Pacific Gas and Electric (PG&E) which expire in 2017. On February 28, 1995, PG&E reached basic agreements with SJVEP to acquire the SO4 contracts. The parties entered into a bridging agreement to cover the period until all regulatory approvals are received for the transaction. The bridging agreement required SJVEP to cease power deliveries to PG&E as of February 28, 1995. The negotiated agreements will result in cost savings for PG&E customers as well as economic benefits for SJVEP. The final impact of this transaction on the financial results of NRG will not be known until the agreements have been approved and all costs associated with the idling of the facilities are known. It is expected that a one-time gain from the transaction will be recorded in the second quarter of 1995. SJVEP will continue to own and maintain the facilities and will explore all available options.

4.  Commitments and Contingent Liabilities

      The circumstances set forth in Note 17 to the Company's financial statements contained in its 1994 Annual Report on Form 10-K appropriately represent the current status of commitments and contingent liabilities regarding public liability for claims resulting from any nuclear incident.


Item 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATION

      On April 28, 1995, the Company and WEC entered into an Agreement and Plan of Merger which provides for a strategic business combination involving the two companies in a "merger-of-equals" transaction. Further information concerning such agreement and proposed transaction and pro forma financial information with respect thereto is included in Part II of this report.

Results of Operations

      Northern States Power Company's earnings per share for the first quarter ended March 31, 1995, were $.97, up $.03 from the $.94 earned for the same period a year ago.

      In addition to items noted in the 1994 Form 10-K, the historical and future trends of NSP's operating results have been and are expected to be impacted by the following factors:

      Non-regulated Business Results - Quarterly results include earnings contributions from non-regulated businesses of $0.13 per share in 1995 and $0.03 per share in 1994.

      Impact of Weather - NSP estimates sales levels under normal weather conditions and analyzes the approximate effect of weather on actual sales levels. The following summarizes the estimated impact of weather on actual utility operating results (in relation to sales under normal weather conditions):

                                       Increase (Decrease)
                        1995 vs Normal    1994 vs Normal    1995 vs 1994
Earnings per Share
for Quarter Ended
March 31                ($0.07)           $0.09             ($0.16)

      Rate Changes - On May 10, 1995, the North Dakota Public Service Commission approved rate reductions for electric customers in North Dakota. See Note 2 to the Financial Statements for further discussion of the impact of such reductions on financial results.

First Quarter 1995 Compared with First Quarter 1994

Utility Operating Results

      Electric revenues for the first quarter 1995 compared with the first quarter 1994 increased $3.3 million or 0.7%. Retail revenues decreased approximately $2.2 million or 0.5% largely due to a 1.1% average retail price decrease. The retail price decrease is largely due to rate decreases in North Dakota in 1995 and sales mix variation between customer classes. This price decrease was partially offset by electric retail sales growth of 0.6%. On a weather adjusted basis, sales growth for the first quarter of 1995 was 3.0% higher than 1994. In addition, revenues from sales to other utilities increased by $6.9 million mainly due to increases in sales volume. This increase in sales to other utilities reflects greater availability due to fewer plant outages in 1995.

      Gas revenues for the first quarter 1995 decreased $25.6 million or 13.5% compared with the first quarter of 1994. Gas revenues decreased due to a 7.4% decrease in gas sales volume and a 8.0% average price decrease. The sales volume decrease is due primarily to weather impacts. The price decrease is due to rate adjustments for decreased purchased gas costs resulting from changes in natural gas supply and demand market conditions.

      Fuel for electric generation and Purchased and interchange power combined for a net increase of $2.6 million or 2.0% for the first quarter of 1995 compared with the first quarter of 1994. Fuel expense for the first quarter of 1995 increased mainly due to electric sales growth and higher 1995 generation levels as a result of plant outages in 1994. The increased fuel expense was partially offset by lower purchases in 1995 due to plant availability and lower cost of purchases reflecting market conditions.

      Cost of gas purchased and transported for first quarter 1995 compared with first quarter 1994 decreased $22.5 million or 18.5% due to lower per unit cost of purchased gas and lower gas sendout. The lower cost of purchased gas reflects changes in market conditions, while the lower gas sendout reflects the warmer than normal weather in 1995 compared to colder than normal weather in 1994.

      Other operation, Maintenance and Administrative and general expenses together decreased $5.2 million or 3.1% compared with the first quarter 1994. The lower costs are largely due to decreases in employee benefit costs and timing of plant outages.

      Depreciation and amortization increased $4.5 million or 6.7% compared with the first quarter 1994. The increase is mainly due to increased plant in service between the two periods.

      Property and general taxes for the first quarter 1995 compared with the first quarter of 1994 increased $2.4 million or 3.9% due primarily to higher property tax rates in the state of Minnesota.

      Utility income taxes for the first quarter 1995 compared with the first quarter 1994 decreased $5.6 million primarily due to lower pretax operating income (after interest charges) between the two periods.

      Other income and deductions - net decreased mainly due to non-regulated items discussed below. The portion related to utility operations decreased $0.6 million to a net expense of $1.1 million in the first quarter of 1995 compared with the same period a year ago.

      Interest Charges related to utility operations increased $6.4 million to $29.4 million in 1995 largely due to long-term debt issues in 1994 and higher short-term rates and balances in 1995.

Non-regulated Business Results

      NSP's non-regulated operations include many diversified businesses, such as independent power production, gas marketing, industrial heating and cooling, and energy-related refuse-derived fuel production. NSP also has investments in affordable housing projects and several income-producing properties. The following discusses NSP's diversified business results in the aggregate.

      Operating Revenues and Expenses - The net results of non-regulated businesses are reported in Other Income and Deductions-Net on the Consolidated Statements of Income. Non-regulated operating revenues increased $33.8 million in 1995, to $82.6 million, largely due to increased gas marketing sales by Cenergy, Inc (Cenergy). Non-regulated operating expenses increased $36.4 million in 1995 to $80.3 million due to higher gas costs corresponding with Cenergy gas sales and fewer project development costs being capitalized on pending projects in 1995.

      Equity Income - NSP has a less-than-majority equity interest in several non-regulated projects. Consequently, a large portion of NSP's non-regulated earnings is reported as Equity in Earnings of Unconsolidated Investees on the Consolidated Statements of Income. Equity income increased in the first quarter of 1995 by $10.6 million before taxes primarily due to new NRG energy projects in Australia and Germany which began to provide earnings during the second quarter of 1994.

      Interest Expense - Interest charges on the Consolidated Statements of Income include interest expense related to non-regulated businesses of $1.4 million in both 1995 and 1994.

      Income Taxes - Other Income and Deductions-Net reported on the Consolidated Statements of Income includes income taxes related to non-regulated businesses. Such income taxes for the first quarter of 1995 were $1.7 million, a $1.4 million increase over the first quarter of 1994. The increase in 1995 is due mainly to higher income from NRG's energy projects, as discussed above. NSP's management intends to reinvest the earnings of international operations indefinitely. Accordingly, U.S. income taxes and foreign withholding taxes have not been provided on the earnings of international projects.

Liquidity and Capital Resources

      The Company had $156 million in commercial paper debt outstanding as of March 31, 1995. The Company plans to keep credit lines of at least 85% of the expected level of commercial paper borrowings. Commercial banks currently provide credit lines of approximately $299 million to the Company. These credit lines make short-term financing available in the form of bank loans and support for commercial paper sales. The Company has regulatory approval for up to $446 million in short-term borrowing levels.

      Commercial banks currently provide credit lines of $12 million to wholly owned subsidiaries of the Company. Approximately $10 million of those credit lines remained available at March 31, 1995.

      In January 1995, stock options for the purchase of 277,977 shares were awarded under the Company's Executive Long-Term Incentive Award Stock Plan (the Plan). These options are not exercisable for approximately twelve months after grant. As of March 31, 1995, a total of 1,034,774 stock options were outstanding, which were considered as potential common stock equivalents for earnings per share purposes. As of March 31, the Company has issued 9,873 new shares of common stock in 1995 under the Plan pursuant to the exercise by non-officers of the Company of options and awards granted in prior years.

      On March 29, 1995 the Company loaned $15 million to the Employee Stock Ownership Plan (ESOP) for the financing of stock purchases. The ESOP used the loan proceeds to purchase 342,368 newly issued shares of Company common stock. On April 3, 1995, the Company borrowed $15 million in unsecured debt to finance the ESOP loan on a long-term basis. The interest rate on the unsecured debt of the Company is variable (6.55% for the period April 20, 1995 through July 20, 1995). The rate is adjusted quarterly based on changes in London Interbank Offered Rates (LIBOR). The approximate term of the loan is seven years and will be repaid in quarterly installments.

                         Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

      In the Environmental Matters section of Item 1 of the Company's 1994 Annual Report on Form 10-K, a proposed civil penalty was discussed regarding the Company's reports on halogen content of water discharged at Prairie Island, prior to October 1992. As a result of a Stipulation Agreement negotiated by the Company and the Minnesota Pollution Control Agency on March 1, 1995, the Company will pay a civil penalty of $105,436.

      For a discussion of proceedings involving NSP's utility rates, see Note 2 to these Financial Statements.

Item 5.  Other Information

MERGER AGREEMENT WITH WISCONSIN ENERGY CORPORATION

      As previously reported in NSP's 4/28/95 8-K (as defined below), Northern States Power Company, a Minnesota corporation ("NSP"), Wisconsin Energy Corporation, a Wisconsin corporation ("WEC"), Northern Power Wisconsin Corp., a Wisconsin corporation and wholly-owned subsidiary of NSP ("New NSP") and WEC Sub Corp., a Wisconsin corporation and wholly-owned subsidiary of WEC ("WEC Sub"), have entered into an Agreement and Plan of Merger, dated as of April 28, 1995 (the "Merger Agreement"), which provides for a strategic business combination involving NSP and WEC in a "merger-of-equals" transaction (the "Transaction"). The Transaction, which was unanimously approved by the Boards of Directors of the constituent companies, is expected to close shortly after all of the conditions to the consummation of the Transaction, including obtaining applicable regulatory approvals, are met or waived. The regulatory approval process is expected to take approximately 12 to 18 months.

      In the Transaction, the holding company of the combined enterprise will be registered under the Public Utility Holding Company Act of 1935, as amended. The holding company will be named Primergy Corporation ("Primergy") and will be the parent company of both NSP (which, for regulatory reasons, will reincorporate in Wisconsin) and of WEC's present principal utility subsidiary, Wisconsin Electric Power Company ("WEPCO"), which will be renamed "Wisconsin Energy Company." Wisconsin Energy Company will include the operations of WEC's other present utility subsidiary, Wisconsin Natural Gas Company, which is anticipated to be merged into WEPCO by year-end 1995, pending regulatory approval, as previously planned. It is anticipated that, following the Transaction, NSP's Wisconsin utility subsidiary, Northern States Power Company, a Wisconsin corporation ("NSP-W") will be merged into Wisconsin Energy Company.

      The Merger Agreement, the press release issued in connection therewith and the related Stock Option Agreements (defined below) are filed as exhibits to NSP's Current Report on Form 8-K, dated as of April 28, 1995 which was filed on May 3, 1995 (the "NSP 4/28/95 8-K") and are incorporated herein by reference. The descriptions of the Merger Agreement and the Stock Option Agreements set forth herein do not purport to be complete and are qualified in their entirety by the provisions of the Merger Agreement and the Stock Option Agreements, as the case may be and the other exhibits filed with NSP's 4/28/95 8-K and incorporated as exhibits to this report by reference thereto.

      Under the terms of the Merger Agreement, NSP will be merged with and into New NSP and immediately thereafter WEC Sub will be merged with and into New NSP, with New NSP being the surviving corporation. Each outstanding share of Common Stock, par value $2.50 per share, of NSP ("NSP Common Stock") will be cancelled and converted into the right to receive 1.626 shares of Common Stock, par value $.01 per share, of Primergy ("Primergy Common Stock"). The outstanding shares of WEC Common Stock, par value $.01 per share ("WEC Common Stock"), will remain outstanding, unchanged, as shares of Primergy Common Stock. As of the date of the Merger Agreement, NSP had 67.3 million common shares outstanding and WEC had 109.4 million common shares outstanding. Based on such capitalization, the Transaction would result in the common shareholders of NSP receiving 50% of the common equity of Primergy and the common shareholders of WEC owning the other 50% of the common equity of Primergy. Each outstanding share of Cumulative Preferred Stock, par value $100.00 per share, of NSP will be cancelled and converted into the right to receive one share of Cumulative Preferred Stock, par value $100.00 per share, of New NSP with identical rights (including dividend rights) and designations. WEPCO's outstanding preferred stock will remain outstanding and be unchanged in the Transaction.

      It is anticipated that Primergy will adopt NSP's dividend payment level adjusted for the exchange ratio. NSP currently pays $2.64 per share annually, and WEC's annual dividend rate is currently $1.47 per share. Based on the exchange ratio and NSP's current dividend rate, the pro forma dividend rate for Primergy would be $1.62 per share.

      The Transaction is subject to customary closing conditions, including, without limitation, the receipt of required shareholder approvals of WEC and NSP; and the receipt of all necessary governmental approvals and the making of all necessary governmental filings, including approvals of state utility regulators in Wisconsin, Minnesota and certain other states, the approval of the Federal Energy Regulatory Commission, the Securities and Exchange Commission (the "SEC"), the Nuclear Regulatory Commission, and the filing of the requisite notification with the Federal Trade Commission and the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the expiration of the applicable waiting period thereunder. The Transaction is also subject to receipt of assurances from the Internal Revenue Service and opinions of counsel that the Transaction will qualify as a tax-free reorganization, and the assurances from the parties' in-dependent accountants, that the Transaction will qualify as a pooling of interests for accounting purposes. In addition, the Transaction is conditioned upon the effectiveness of a registration statement to be filed by WEC with the SEC with respect to the Primergy Common Stock to be issued in the Transaction and the approval for listing of such shares on the New York Stock
Exchange.  (See Article VIII of the Merger Agreement.)   Shareholder meetings
to vote upon the Transaction will be convened as soon as practicable and are expected to be held in the third or fourth quarter of 1995.

      The Merger Agreement contains certain covenants of the parties pending the consummation of the Transaction. Generally, the parties must carry on their businesses in the ordinary course consistent with past practice, may not increase dividends on common stock beyond specified levels, and may not issue any capital stock beyond certain limits. The Merger Agreement also contains restrictions on, among other things, charter and bylaw amendments, capital expenditures, acquisitions, dispositions, incurrence of indebtedness, certain increases in employee compensation and benefits, and affiliate transactions. (See Article VI of the Merger Agreement.)

      The Merger Agreement provides that, after the effectiveness of the Transaction (the "Effective Time"), the corporate headquarters and principal executive offices of Primergy and NSP will be located in Minneapolis, Minnesota, and the headquarters of Wisconsin Energy Company will remain in Milwaukee, Wisconsin. Primergy's Board of Directors, which will be divided into three classes, will consist of a total of 12 directors, 6 of whom will be designated by WEC and 6 of whom will be designated by NSP. Mr. James J. Howard, the current Chairman of the Board, President and Chief Executive Officer ("CEO") of NSP, will serve as CEO of Primergy from the Effective Time until the later of 16 months after the Effective Time or the date of the annual meeting of shareholders of Primergy that occurs in 1998, and Chairman of Primergy until the later of July 1, 2000 or two years after he ceases to be CEO. Mr. Abdoo, the current Chairman of the Board, President and CEO of WEC, will serve as Vice Chairman of the Board, President and Chief Operating Officer of Primergy until the date when Mr. Howard ceases to be CEO, at which time he will be entitled to assume the additional role of CEO. Mr. Abdoo will assume the position of Chairman when Mr. Howard ceases to be Chairman.

      The Merger Agreement may be terminated under certain circumstances, including (1) by mutual consent of the parties; (2) by any party if the Transaction is not consummated by April 30, 1997 (provided, however, that such termination date shall be extended to October 31, 1997 if all conditions to closing the Transaction, other than the receipt of certain consents and/or statutory approvals by any of the parties, have been satisfied by April 30,
1997); (3) by any party if either NSP's or WEC's shareholders vote against the Transaction or if any state or federal law or court order prohibits the Transaction; (4) by a non-breaching party if there exist breaches of any representations or warranties contained in the Merger Agreement as of the date thereof which breaches, individually or in the aggregate, would result in a material adverse effect on the breaching party and which is not cured within twenty (20) days after notice; (5) by a non-breaching party if there occur breaches of specified covenants or material breaches of any covenant or agreement which are not cured within twenty (20) days after notice; (6) by either party if the Board of Directors of the other party shall withdraw or adversely modify its recommendation of the Transaction or shall approve any competing transaction; or (7) by either party, under certain circumstances, as a result of a third-party tender offer or business combination proposal which such party's board of directors determines in good faith that their fiduciary duties require be accepted, after the other party has first been given an opportunity to make concessions and adjustments in the terms of the Merger Agreement.

      The Merger Agreement provides that if a breach described in clause (4) or (5) of the previous paragraph occurs, then, if such breach is not willful, the non-breaching party is entitled to reimbursement of its out-of-pocket ex-penses, not to exceed $10 million. In the event of a willful breach, the non-breaching party will be entitled to its out-of-pocket expenses (which shall not be limited to $10 million) and any remedies it may have at law or in equity, provided that if, at the time of the breaching party's willful breach, there shall have been a third party tender offer or business combination proposal which shall not have been rejected by the breaching party and with-drawn by the third party, and within two and one-half years of any termination by the non-breaching party, the breaching party accepts an offer to consummate or consummates a business combination with such third party, then such breaching party, upon the signing of a definitive agreement relating to such a business combination, or, if no such agreement is signed then at the closing of such business combination, will pay to the non-breaching party an additional fee equal to $75 million. The Merger Agreement also requires payment of a termination fee of $75 million (and reimbursement of out-of-pocket expenses) by one party (the "Payor") to the other in certain circumstances, if (i) the Merger Agreement is terminated (x) as a result of the acceptance by the Payor of a third-party tender offer or business combination proposal, (y) following a failure of the shareholders of the Payor to grant their approval to the Transaction or (z) as a result of the Payor's material failure to convene a shareholder meeting, distribute proxy materials and, subject to its board of directors' fiduciary duties, recommend the Transaction to its shareholders; (ii) at the time of such termination or prior to the meeting of such party's shareholders there shall have been a third-party tender offer or business combination proposal which shall not have been rejected by the Payor and withdrawn by such third party; and (iii) within two and one-half years of any such termination described in clause (i) above, the Payor accepts an offer to consummate or consummates a business combination with such third party. Such termination fee and out-of-pocket expenses referred to in the previous sentence shall be paid upon the signing of a definitive agreement between the Payor and the third party, or, if no such agreement is signed, then at the closing of such third-party business combination. The termination fees payable by NSP or WEC under these provisions and the aggregate amount which could be payable by NSP or WEC upon a required purchase of the options granted pursuant to the Stock Option Agreements (defined below) may not exceed $125 million in the aggregate. (See
Article IX of the Merger Agreement.)

      Concurrently with the Merger Agreement, the parties have entered into reciprocal stock option agreements (the "Stock Option Agreements") each granting the other an irrevocable option to purchase up to that number of shares of common stock of the other company which equals 19.9% of the number of shares of common stock of the other company outstanding on April 28, 1995 at an exercise price of $44.075 per share, in the case of NSP common stock, or $27.675 per share, in the case of WEC common stock, under certain circumstances if the Merger Agreement becomes terminable by one party as a result of the other party's breach or as a result of the other party becoming the subject of a third-party proposal for a business combination. Any party whose option becomes exercisable (the "Exercising Party") may request the other party to repurchase from it all or any portion of the Exercising Party's option at the price specified in the Stock Option Agreements. (See the Stock Option Agreements.)

      A preliminary estimate indicates that the Transaction will result in net savings of approximately $2.0 billion in costs over 10 years. It is anticipated that the synergies created by the Transaction will allow the companies to implement a modest reduction in electric retail rates followed by a rate freeze for electric retail customers through the year 2000. The allocation of the net savings between ratepayers and shareholders of NSP will be determined by various regulatory agencies.

      Both NSP and WEC recognize that the divestiture of their existing gas operations and certain non-utility operations is a possibility under the new registered holding company structure, but will seek approval from the SEC to maintain such businesses. If divestiture is ultimately required, the SEC has historically allowed companies sufficient time to accomplish divestitures in a manner that protects shareholder value.

FINANCIAL STATEMENTS OF WEC

      The consolidated financial statements of WEC listed in the descriptions of Exhibits 99.01 and 99.02 in paragraph (a) of Item 6 of this report are incorporated herein by reference. The audited financial statements so listed are included in Item 8 of WEC's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-9057). The unaudited interim financial statements so listed are included in Item 1 in Part I of WEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 (File No. 1-9057).

PRO FORMA COMBINED CONDENSED FINANCIAL INFORMATION (UNAUDITED)

      The following unaudited pro forma financial information combines the historical consolidated balance sheets and statements of income of NSP and WEC after giving effect to their proposed business combination transaction (the Transaction) to form Primergy Corporation (Primergy). The unaudited pro forma combined condensed balance sheet at March 31, 1995 gives effect to the Transaction as if it had occurred at March 31, 1995. The unaudited pro forma combined condensed statements of income for each of the three years in the period ended December 31, 1994, the three months ended March 31, 1995 and 1994, and the twelve months ended March 31, 1995, give effect to the Transaction as if it had occurred at January 1, 1992. These statements are prepared on the basis of accounting for the Transaction as a pooling of interests and are based on the assumptions set forth in the notes thereto.

      The WEC income statements for the three months ended March 31, 1994 and the fiscal year ended December 31, 1994 include a significant one-time pretax charge of $73.9 million for revitalization costs recorded in the first quarter of 1994. To provide a more representative recent twelve-month period summarizing combined operating results, a pro forma combined condensed statement of income for the twelve months ended March 31, 1995 is also presented.

      The following pro forma financial information has been prepared from, and should be read in conjunction with, the historical consolidated financial statements and related notes thereto of NSP and WEC. The following information is not necessarily indicative of the financial position or operating results that would have occurred had the Transaction been consummated on the date, or at the beginning of the periods, for which the Transaction is being given effect nor is it necessarily indicative of future operating results or financial position.


                PRIMERGY CORPORATION
UNAUDITED PRO FORMA COMBINED CONDENSED BALANCE SHEETS
                   MARCH 31, 1995
                   (In thousands)


                                                        NSP           WEC      Pro Forma   Pro Forma
              Pro Forma Balance Sheet                (As Reported) (As Report) Adjustments Combined
                       ASSETS
UTILITY PLANT
  Electric                                          $6,407,107     $4,544,978              $10,952,085
  Gas                                                  679,587        471,559                1,151,146
  Other                                                271,924         40,114                  312,038
      Total                                          7,358,618      5,056,651               12,415,269
    Accumulated provision for depreciation          (3,189,171)    (2,184,573)              (5,373,744
  Nuclear fuel - net                                    90,795         55,759                  146,554
      Net utility plant                              4,260,242      2,927,837                7,188,079

CURRENT ASSETS
  Cash and cash equivalents                             36,525         16,831                   53,356
  Accounts receivable - net                            290,284        128,879                  419,163
  Accrued utility revenues                              81,999        103,737                  185,736
  Fossil fuel inventories                               46,229         65,998                  112,227
  Material & supplies inventories                      104,739         70,099                  174,838
  Prepayments and other                                 50,754         72,271                  123,025
    Total current assets                               610,530        457,815                1,068,345

OTHER ASSETS
  Regulatory Assets                                    351,729        332,089                  683,818
  External decommissioning fund                        160,731        239,940                  400,671
  Investments in non-regulated projects
   and other investments                               220,080        115,346                  335,426
  Non-regulated property - net                         175,654         97,907                  273,561
  Intangible assets and other   (Note 4)               135,410        213,711   (139,758)      209,363
     Total other assets                              1,043,604        998,993   (139,758)    1,902,839

      TOTAL ASSETS                                  $5,914,376     $4,384,645  $(139,758)  $10,159,263



               LIABILITIES AND EQUITY
CAPITALIZATION
  Common stock equity:
    Common stock   (Note 1)                          $ 168,186      $   1,094  $(167,092)  $     2,188
    Other stockholders' equity   (Note 1)            1,751,891      1,779,491    167,092     3,698,474
      Total common stock equity                      1,920,077      1,780,585                3,700,662

  Cumulative preferred stock and premium               240,469         30,451                  270,920
  Long-term debt                                     1,456,217      1,249,742                2,705,959
      Total capitalization                           3,616,763      3,060,778                6,677,541

CURRENT LIABILITIES
  Current Portion of Long-term Debt                    160,606         49,633                  210,239
  Short-term debt                                      157,648        181,574                  339,222
  Accounts payable                                     179,279         79,787                  259,066
  Taxes accrued                                        256,616         38,617                  295,233
  Other accrued liabilities                            139,255         96,543                  235,798
      Total current liabilities                        893,404        446,154                1,339,558

OTHER LIABILITIES
  Deferred income taxes   (Note 4)                     850,823        478,974   (139,758)    1,190,039
  Deferred investment tax credits                      171,544         93,034                  264,578
  Regulatory liabilities                               208,329        172,466                  380,795
  Other liabilities and deferred credits               173,513        133,239                  306,752
     Total other liabilities                         1,404,209        877,713   (139,758)    2,142,164

        TOTAL CAPITALIZATION AND LIABILITIES        $5,914,376     $4,384,645  $(139,758)  $10,159,263


See accompanying notes to pro forma combined condensed financial statements.


          PRIMERGY CORPORATION
UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME
      3 MONTHS ENDED MARCH 31, 1995
(In thousands, except per share amounts)

                                              NSP          WEC       Pro Forma    Pro Forma
                                        (As Reported) (As Reported) Adjustments   Combined

Utility Operating Revenues
  Electric                                   $497,314     $343,919                   $841,233
  Gas                                         163,853      121,100                    284,953
  Steam                                                      6,103                      6,103
     Total Operating Revenues                 661,167      471,122                  1,132,289


Utility Operating Expenses
  Electric Production-Fuel and Purchased      135,071       86,895                    221,966
  Cost of Gas Sold & Transported               99,301       72,803                    172,104
  Other Operation                             130,627       97,760                    228,387
  Maintenance                                  37,767       28,372                     66,139
  Depreciation and Amortization                71,831       44,712                    116,543
  Taxes Other Than Income Taxes                62,279       19,379                     81,658
  Revitalization Charges
  Income Taxes                                 36,593       36,629                     73,222
     Total Operating Expenses                 573,469      386,550                    960,019

Utility Operating Income                       87,698       84,572                    172,270

Other Income (Expense)
  Equity Earnings of Unconsolidated Investees  10,506                                  10,506
  Other Income and Deductions - Net               761        6,094                      6,855
       Total Other Income (Expense)            11,267        6,094                     17,361

 Income before Interest Charges
 and Preferred Dividends                       98,965       90,666                    189,631

Interest Charges                               30,775       27,831                     58,606

Preferred Dividends of Subsidiaries             3,201          301                      3,502

     Net Income                              $ 64,989      $62,534                   $127,523

Average Common Shares Outstanding (Note 1)     67,004      109,133        41,945      218,082

Earnings Per Common Share                       $0.97        $0.57                      $0.58


See accompanying notes to pro forma combined condensed financial statements.


PRIMERGY CORPORATION
UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME
3 MONTHS ENDED MARCH 31, 1994
(In thousands, except per share amounts)

                                                 NSP           WEC         Pro Forma  Pro Forma
                                             (As Reported) (As Reported) Adjustments  Combined
Utility Operating Revenues
 Electric                                    $494,031      $355,239                   $  849,270
 Gas                                          189,431       147,579                      337,010
 Steam                                                        6,863                        6,863
    Total Operating Revenues                  683,462       509,681                    1,193,143

Utility Operating Expenses
 Electric Production-Fuel and Purchased Power 132,471        84,070                      216,541
 Cost of Gas Sold & Transported               121,805        91,153                      212,958
 Other Operation                              133,487       107,473                      240,960
 Maintenance                                   40,469        33,516                       73,985
 Depreciation and Amortization                 67,345        44,039                      111,384
 Taxes Other Than Income Taxes                 59,929        21,068                       80,997
 Revitalization Charges                                      73,900                       73,900
 Income Taxes                                  42,161        11,026                       53,187
    Total Operating Expenses                  597,667       466,245                    1,063,912

Utility Operating Income                       85,795        43,436                      129,231

Other Income(Expense)
 Equity Earnings of Unconsolidated Investees     (107)                                      (107)
 Other Income and Deductions-Net                4,474         6,510                       10,984
    Total Other Income (Expense)                4,367         6,510                       10,877

Income before Interest Charges
and Preferred Dividends                        90,162        49,946                      140,108

Interest Charges                               24,368        26,735                       51,103

Preferred Dividends of Subsidiaries             3,057           389                        3,446

    Net Income                                $62,737       $22,822                      $85,559

Average Common Shares Outstanding (Note 1)     66,742       107,238        41,780        215,760

Earnings Per Common Share                     $0.94         $0.21                          $0.40

See accompanying notes to pro forma combined condensed financial statements.



          PRIMERGY CORPORATION
UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME
     12 MONTHS ENDED MARCH 31, 1995
(In thousands, except per share amounts)

                                              NSP          WEC       Pro Forma    Pro Forma
                                       (As Reported) (As Reported) Adjustments   Combined

Utility Operating Revenues
  Electric                                 $2,069,927   $1,392,242                $3,462,169
  Gas                                         394,325      297,870                   692,195
  Steam                                                     13,521                    13,521
     Total Operating Revenues               2,464,252    1,703,633                 4,167,885


Utility Operating Expenses
  Electric Production-Fuel and Purchased      573,477      331,310                   904,787
  Cost of Gas Sold & Transported              240,939      181,161                   422,100
  Other Operation                             533,310      389,298                   922,608
  Maintenance                                 167,444      119,458                   286,902
  Depreciation and Amortization               278,287      178,287                   456,574
  Taxes Other Than Income Taxes               236,914       74,346                   311,260
  Revitalization Charges
  Income Taxes                                123,661      125,364                   249,025
     Total Operating Expenses               2,154,032    1,399,224                 3,553,256

Utility Operating Income                      310,220      304,409                   614,629

Other Income (Expense)
  Equity Earnings of Unconsolidated Investees  46,477                                 46,477
  Other Income and Deductions - Net             2,797       26,549                    29,346
       Total Other Income (Expense)            49,274       26,549                    75,823

 Income before Interest Charges
 and Preferred Dividends                      359,494      330,958                   690,452

Interest Charges                              113,623      109,115                   222,738

Preferred Dividends of Subsidiaries            12,509        1,263                    13,772

     Net Income                              $233,362     $220,580                  $453,942

Average Common Shares Outstanding (Note 1)     66,896      108,492        41,877     217,265

Earnings Per Common Share                       $3.49        $2.03                     $2.09


See accompanying notes to pro forma combined condensed financial statements.


          PRIMERGY CORPORATION
UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME
      YEAR ENDED DECEMBER 31, 1994
(In thousands, except per share amounts)

                                              NSP          WEC       Pro Forma    Pro Forma
                                        (As Reported) (As Reported) Adjustments   Combined

Utility Operating Revenues
  Electric                                 $2,066,644   $1,403,562                $3,470,206
  Gas                                         419,903      324,349                   744,252
  Steam                                                     14,281                    14,281
     Total Operating Revenues               2,486,547    1,742,192                 4,228,739


Utility Operating Expenses
  Electric Production-Fuel and Purchased      570,880      328,485                   899,365
  Cost of Gas Sold & Transported              263,443      199,511                   462,954
  Other Operation                             536,168      399,011                   935,179
  Maintenance                                 170,145      124,602                   294,747
  Depreciation and Amortization               273,801      177,614                   451,415
  Taxes Other Than Income Taxes               234,564       76,035                   310,599
  Revitalization Charges                                    73,900                    73,900
  Income Taxes                                129,228       99,761                   228,989
     Total Operating Expenses               2,178,229    1,478,919                 3,657,148

Utility Operating Income                      308,318      263,273                   571,591

Other Income (Expense)
  Equity Earnings of Unconsolidated Investees  35,863                                 35,863
  Other Income and Deductions - Net             6,509       26,965                    33,474
       Total Other Income (Expense)            42,372       26,965                    69,337

 Income before Interest Charges
 and Preferred Dividends                      350,690      290,238                   640,928

Interest Charges                              107,215      108,019                   215,234

Preferred Dividends of Subsidiaries            12,364        1,351                    13,715

     Net Income                              $231,111     $180,868                  $411,979

Average Common Shares Outstanding (Note 1)     66,845      108,025        41,845     216,715

Earnings Per Common Share                       $3.46        $1.67                     $1.90

See accompanying notes to pro forma combined condensed financial statements.


          PRIMERGY CORPORATION
UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME
      YEAR ENDED DECEMBER 31, 1993
(In thousands, except per share amounts)

                                              NSP          WEC       Pro Forma    Pro Forma
                                       (As Reported) (As Reported) Adjustments   Combined

Utility Operating Revenues
  Electric                                 $1,974,916   $1,347,844               $3,322,760
  Gas                                         429,076      331,301                  760,377
  Steam                                                     14,090                   14,090
     Total Operating Revenues               2,403,992    1,693,235                4,097,227


Utility Operating Expenses
  Electric Production-Fuel and Purchased      524,126      318,265                   842,391
  Cost of Gas Sold & Transported              282,028      214,132                   496,160
  Other Operation                             516,568      399,135                   915,703
  Maintenance                                 161,413      156,085                   317,498
  Depreciation and Amortization               264,517      167,066                   431,583
  Taxes Other Than Income Taxes               223,108       74,653                   297,761
  Revitalization Charges
  Income Taxes                                128,346       98,463                   226,809
     Total Operating Expenses               2,100,106    1,427,799                 3,527,905

Utility Operating Income                      303,886      265,436                   569,322
Other Income (Expense)
  Equity Earnings of Unconsolidated Investees   3,030                                  3,030
  Other Income and Deductions - Net            12,916       32,073                    44,989
       Total Other Income (Expense)            15,946       32,073                    48,019

 Income before Interest Charges
 and Preferred Dividends                      319,832      297,509                   617,341

Interest Charges                              108,092      102,997                   211,089

Preferred Dividends of Subsidiaries            14,580        4,377                    18,957

     Net Income                              $197,160     $190,135                  $387,295

Average Common Shares Outstanding (Note 1)     65,211      105,878        40,822     211,911

Earnings Per Common Share                       $3.02        $1.80                     $1.83


See accompanying notes to pro forma combined condensed financial statements.


PRIMERGY CORPORATION
UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME
      YEAR ENDED DECEMBER 31, 1992
(In thousands, except per share amounts)

                                              NSP          WEC       Pro Forma    Pro Forma
                                        (As Reported) (As Reported) Adjustments   Combined

Utility Operating Revenues
  Electric                                 $1,823,316   $1,298,723                 $3,122,039
  Gas                                         336,206      283,699                    619,905
  Steam                                                     13,093                     13,093
     Total Operating Revenues               2,159,522    1,595,515                  3,755,037


Utility Operating Expenses
  Electric Production-Fuel and Purchased      451,696      330,461                   782,157
  Cost of Gas Sold & Transported              220,370      177,947                   398,317
  Other Operation                             512,833      367,020                   879,853
  Maintenance                                 180,585      150,462                   331,047
  Depreciation and Amortization               242,914      164,367                   407,281
  Taxes Other Than Income Taxes               204,439       73,714                   278,153
  Revitalization Charges
  Income Taxes                                 90,669       89,838                   180,507
     Total Operating Expenses               1,903,506    1,353,809                 3,257,315

Utility Operating Income                      256,016      241,706                   497,722
Other Income (Expense)
  Equity Earnings of Unconsolidated Investees   2,382                                  2,382
  Other Income and Deductions - Net             5,570       26,136                    31,706
       Total Other Income (Expense)             7,952       26,136                    34,088

 Income before Interest Charges
 and Preferred Dividends                      263,968      267,842                   531,810

Interest Charges                              103,040       90,687                   193,727

Preferred Dividends of Subsidiaries            16,172        5,916                    22,088

     Income Before Accounting Change         $144,756     $171,239                  $315,995

Average Common Shares Outstanding (Note 1)     62,641      103,382        39,213     205,236

Earnings Per Common Share                       $2.31        $1.66                     $1.54

See accompanying notes to pro forma combined condensed financial statements.



                            PRIMERGY CORPORATION

NOTES TO UNAUDITED PRO FORMA COMBINED CONDENSED FINANCIAL
STATEMENTS

1. The pro forma combined condensed financial statements reflect the conversion of each share of NSP common stock outstanding ($2.50 par value) into 1.626 shares of Primergy Common Stock ($.01 par value) and the continuation of each share of WEC Common Stock outstanding as one share of Primergy common stock ($.01 par value), as provided in the Merger Agreement. The pro forma combined condensed financial statements are presented as if the companies were combined during all periods included therein.

2. The allocation between NSP and WEC and their customers of the estimated cost savings, resulting from the Transaction, net of the costs incurred to achieve such savings, will be subject to regulatory review and approval. Transaction costs are currently estimated to be approximately $30 million (including fees for financial advisors, accountants, attorneys, filings and printing). None of the estimated cost savings, the costs to achieve such savings, or the transaction costs have been reflected in the pro forma combined condensed financial statements.

3. Intercompany transactions (including purchased and exchanged power transactions) between NSP and WEC during the periods presented were not material and, accordingly, no pro forma adjustments were made to eliminate such transactions.

4. A pro forma adjustment has been made to conform the presentation of noncurrent deferred income taxes in the pro forma combined condensed balance sheet into one net amount. All other report presentation and accounting policy differences are immaterial and have not been adjusted in the pro forma combined condensed financial statements.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

The following Exhibits are filed with this report:

      10.01 Annual Executive Incentive Plan for 1995.

      23.01 Consent of Independent Accountants (Price Waterhouse LLP).

      27.01 Financial Data Schedule for the three months ended March 31,
            1995.

The following Exhibits are incorporated herein by reference:

      2.01 Agreement and Plan of Merger, dated as of April 28, 1995, by and among Northern States Power Company, Wisconsin Energy
            Corporation, Northern Power Wisconsin Corp. and WEC Sub Corp. (Exhibit (2)-1 to Northern States Power Company's Current Report on Form 8-K dated as of April 28, 1995, File No. 1-3034). ("NSP's 4/28/95 8-K")

      2.02 WEC Stock Option Agreement, dated as of April 28, 1995, by and among Northern States Power Company and Wisconsin Energy Corporation. (Exhibit (2)-2 to NSP's 4/28/95 8-K.)

      2.03 NSP Stock Option Agreement, dated as of April 28, 1995, by and among Wisconsin Energy Corporation and Northern States Power Company. (Exhibit (2)-3 to NSP's 4/28/95 8-K.)

      2.04 Committees of the Board of Directors of Primergy Corporation. (Exhibit (2)-4 to NSP's 4/28/95 8-K.)

      2.05 Form of Employment Agreement of James J. Howard. (Exhibit (2)-5 to NSP's 4/28/95 8-K.)

      2.06 Form of Employment Agreement of Richard A. Abdoo. (Exhibit (2)-6 to NSP's 4/28/95 8-K.)

      2.07 Form of Amended and Restated Articles of Incorporation of Northern Power Wisconsin Corp. (Exhibit (2)-7 to NSP's 4/28/95 8-K.)

      99.01 Audited Financial Statements of Wisconsin Energy Corporation. (Item 8 of Wisconsin Energy Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-
            9057):

            Report of Independent Accountants.

            Consolidated Income Statement for the three years ended December 31, 1994.

            Consolidated Statement of Cash Flows for the three years ended December 31, 1994.

            Consolidated Balance Sheets as of December 31, 1994 and 1993.

            Consolidated Capitalization Statement as of December 31, 1994 and 1993.

            Consolidated Common Stock Equity Statement for the three years ended December 31, 1994.

            Notes to Financial Statements.

      99.02 Unaudited Interim Financial Statements of Wisconsin Energy Corporation. (Item 1 in Part I of Wisconsin Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, File No. 1-9057):

            Consolidated Condensed Income Statement for the three months ended March 31, 1995 and 1994.

            Consolidated Condensed Balance Sheet as of March 31, 1995 and December 31, 1994.

            Consolidated Statement of Cash Flows for the three months ended March 31, 1995 and 1994.

            Notes to Consolidated Financial Statements.

      99.03 Press Release, dated May 1, 1995, of Northern States Power Company. (Exhibit (99)-1 of NSP's 4/28/95 8-K.)

(b)   Reports on Form 8-K

      The following reports on Form 8-K were filed either during the three months ended March 31, 1995, or between March 31, 1995 and the date of this report:

      January 30, 1995 (Filed February 2, 1995) - Item 5. Other Events. Disclosure of the Company receiving a notice of violation from the United States Nuclear Regulatory Commission, regarding the inspection of the quality assurance programs at the Company and PX Engineering Company, Inc., a subcontractor responsible for the fabrication and assembly of certain components for the TN-40 spent fuel storage containers which will be used at the Prairie Island Nuclear Generating Plant. Disclosure of the Mescalero Apache Tribe vote against participation in a joint Mescalero-Utility Spent Nuclear Fuel Storage Initiative.

      February 28, 1995 (Filed March 2, 1995) - Item 5. Other Events. Disclosure of a basic agreement between San Joaquin Valley Energy Partners (SJVEP) and Pacific Gas & Electric Company (PG&E) regarding the acquisition of existing Standard Offer 4 (SO4) contracts by PG&E from SJVEP, subject to regulatory approvals for the transaction.

      April 28, 1995 (Filed May 3, 1995) - Item 5. Other Events. Disclosure of an agreement and plan of merger between the Company and Wisconsin Energy Corporation, subject to approval by stockholders and regulatory agencies.


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


                                    NORTHERN STATES POWER COMPANY
                                    (Registrant)



                                    (Roger D. Sandeen)
                                    Roger D. Sandeen
                                    Vice President, Controller and
                                      Chief Information Officer



                                    (Gary R. Johnson)
                                    Gary R. Johnson
                                    Vice President and General Counsel



Date:  May 12, 1995

                         EXHIBIT INDEX


Method of           Exhibit
 Filing               No.          Description

   DT               10.01          Annual Executive Incentive
                                   Plan for 1995

   DT               23.01          Consent of Independent Accountants
                                   (Price Waterhouse LLP)

   DT               27.01          Financial Data Schedule