Form 10-Q
period 1995-06-30
NORTHERN STATES POWER CO /MN/
filed 1995-08-03
CIK 72903

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

                           FORM 10-Q

  X  Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

or

     Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934


For Quarter Ended     June 30, 1995        Commission File Number  1-3034


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

     Class                                   Outstanding at July 31, 1995
Common Stock, $2.50 par value                      67,693,931 shares


PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Northern States Power Company (Minnesota) and Subsidiaries

Consolidated Statements of Income (Unaudited)

                                                              Three Months Ended              Six Months Ended
                                                                   June 30                        June 30
                                                              1995           1994             1995          1994
                                                            (Thousands of dollars)          (Thousands of Dollars)
Utility operating revenues
 Electric.................................................   $519,617       $513,350       $1,016,931    $1,007,382
 Gas......................................................     70,056         68,613          233,909       258,044
   Total..................................................    589,673        581,963        1,250,840     1,265,426

Utility operating expenses
 Fuel for electric generation.............................     80,598         84,720          163,937       160,724
 Purchased and interchange power..........................     68,478         67,576          120,211       124,043
 Cost of gas purchased and transported....................     40,312         41,826          139,613       163,631
 Other operation..........................................     79,368         74,094          158,476       152,233
 Maintenance..............................................     43,258         40,532           81,025        81,913
 Administrative and general...............................     39,743         45,083           83,493        91,362
 Conservation and energy management.......................     11,883          7,316           19,652        15,473
 Depreciation and amortization............................     72,069         68,366          143,899       135,711
 Taxes: Property and general..............................     62,073         58,447          124,352       118,376
        Current income tax expense........................     27,750         34,146           67,872        77,742
        Deferred income tax expense.......................     (1,784)        (3,531)          (3,074)       (1,591)
        Deferred investment tax credits recognized .......     (2,237)        (2,138)          (4,476)       (5,513)
   Total..................................................    521,511        516,437        1,094,980     1,114,104

Utility operating income..................................     68,162         65,526          155,860       151,322

Other income and expense
 Allowance for funds used during construction - equity....      1,859            984            3,198         2,192
 Equity in earnings of unconsolidated investees...........      7,964         12,864           18,470        12,757
 Other income (expense) - net.............................     13,076         (2,022)          12,498         1,243
  Total Other income......................................     22,899         11,826           34,166        16,192

Income before interest charges............................     91,061         77,352          190,026       167,514

Interest charges
 Interest on long-term debt...............................     27,682         22,465           55,042        45,291
 Other interest and amortization..........................      6,460          4,329           11,767         7,407
 Allowance for funds used during construction - debt......     (2,892)        (2,250)          (4,785)       (3,787)
   Total..................................................     31,250         24,544           62,024        48,911

Net Income ...............................................     59,811         52,808          128,002       118,603

Preferred stock dividends ................................      3,125          3,057            6,327         6,113

Earnings available for common stock.......................    $56,686        $49,751         $121,675      $112,490

Average number of common and equivalent
  shares outstanding (000's)..............................     67,208         66,788           67,107        66,765

Earnings per average common share.........................      $0.84          $0.74            $1.81         $1.68

Common dividends declared per share.......................     $0.675         $0.660           $1.335        $1.305


                                      Statements of Retained Earnings (Unaudited)

Balance at beginning of period............................ $1,203,982     $1,147,059       $1,183,191    $1,127,372

Net income for period.....................................     59,811         52,808          128,002       118,603

Dividends declared:
 Cumulative preferred stock...............................     (3,125)        (3,057)          (6,327)       (6,113)
 Common stock.............................................    (45,163)       (44,023)         (89,361)      (87,075)

Balance at end of period.................................. $1,215,505     $1,152,787       $1,215,505    $1,152,787



The Notes to Financial Statements are an integral part of the Statements of Income and Retained Earnings.

Northern States Power Company (Minnesota) and Subsidiaries
Consolidated Balance Sheets (Unaudited)



                                                                       June 30,       December 31,
                                                                         1995            1994
                                                                     (Thousands of dollars)
                               ASSETS
UTILITY PLANT
  Electric...........................................................$6,456,240       $6,372,317
  Gas................................................................   687,963          677,233
  Common.............................................................   287,969          262,506
      Total.......................................................... 7,432,172        7,312,056
    Accumulated provision for depreciation...........................(3,258,535)      (3,116,811)
  Nuclear fuel.......................................................   817,615          797,097
    Accumulated provision for amortization...........................  (731,599)        (718,690)
      Net utility plant.............................................. 4,259,653        4,273,652

CURRENT ASSETS
  Cash and cash equivalents..........................................    58,371           41,055
  Short-term investments.............................................        93              892
  Accounts receivable - net..........................................   289,612          280,858
  Accrued utility revenues...........................................    93,545           98,651
  Federal income tax and interest receivable.........................         0           28,858
  Fossil fuel inventory - at average cost............................    41,836           56,960
  Materials and supplies - at average cost...........................   105,379          101,878
  Prepayments and other..............................................    49,990           56,075
    Total current assets.............................................   638,826          665,227

OTHER ASSETS
  Regulatory assets..................................................   357,328          357,576
  Investments in non-regulated projects and other investments........   266,021          201,329
  External decommissioning fund........................ .............   173,881          145,467
  Non-regulated property - net.......................................   177,398          172,961
  Federal income tax and interest receivable.........................    56,358           56,358
  Intangible assets and other........................................    74,414           81,001
     Total other assets.............................................. 1,105,400        1,014,692

TOTAL..........................................................      $6,003,879       $5,953,571



                       LIABILITIES AND EQUITY
CAPITALIZATION
  Common stock equity:
    Common stock and premium - authorized 160,000,000
      shares of $2.50 par value, issued shares:
      1995, 67,506,638; 1994, 66,922,144.............................  $739,499         $713,180
    Retained earnings................................................ 1,215,505        1,183,191
    Leveraged common stock held by ESOP..............................   (13,825)          (2,990)
    Currency translation adjustments - net..........................      2,528            3,586
      Total common stock equity...................................... 1,943,707        1,896,967
    Cumulative preferred stock and premium - authorized
    7,000,000 shares of $100 par value; outstanding
    shares:  1995 and 1994, 2,400,000
    without mandatory redemption.....................................   240,469          240,469

  Long-term debt..................................................... 1,465,599        1,463,354
      Total capitalization........................................... 3,649,775        3,600,790

CURRENT LIABILITIES
  Long-term debt due within one year.................................    26,724           16,106
  Other long-term debt potentially due within one year...............   141,600          141,600
  Short-term debt - primarily commercial paper.......................   309,929          238,439
  Accounts payable...................................................   181,631          234,905
  Taxes accrued......................................................   145,761          178,119
  Interest accrued...................................................    28,107           28,164
  Dividends payable on common and preferred stocks...................    48,469           47,283
  Accrued payroll, vacation and other................................    59,848           79,029
      Total current liabilities......................................   942,069          963,645

OTHER LIABILITIES
  Deferred income taxes..............................................   856,503          848,870
  Deferred investment tax credits....................................   168,599          173,838
  Regulatory liabilities.............................................   214,495          200,517
  Pension and other benefit obligations..............................    97,083           92,514
  Other long-term obligations and deferred income....................    75,355           73,397
      Total other liabilities........................................ 1,412,035        1,389,136

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 4)

        TOTAL........................................................$6,003,879       $5,953,571


The Notes to Financial Statements are an integral part of the Balance Sheets.

Northern States Power Company (Minnesota) and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                       Six Months Ended
                                                                                           June 30
                                                                                    1995                 1994
                                                                                  (Thousands of dollars)
Cash Flows from Operating Activities:
   Net Income.............................................................          $128,002         $118,603
   Adjustments to reconcile net income to cash from operating activities:
     Depreciation and amortization........................................           159,145          149,471
     Nuclear fuel amortization............................................            23,775           22,895
     Deferred income taxes................................................             2,223             (602)
     Deferred investment tax credits recognized...........................            (4,617)          (5,668)
     Allowance for funds used during construction - equity................            (3,198)          (2,192)
     Undistributed equity in earnings of unconsolidated investees.........           (14,395)         (12,757)
     Gain from non-regulated contract termination.........................           (29,850)               0
     Cash provided by changes in certain working capital items............           (51,803)         (53,774)
     Conservation program expenditures - net of amortization..............            (7,421)         (10,044)
     Cash provided by changes in other assets and liabilities.............            23,942          (24,426)

  Net cash provided by operating activities                                          225,803          181,506

Cash Flows from Investing Activities:
   Capital expenditures ..................................................          (166,708)        (150,660)
   Decrease in construction payables......................................           (19,611)          (6,140)
   Allowance for funds used during construction - equity..................             3,198            2,192
   Purchase(sale) of short-term investments - net.........................               799             (449)
   Investment in external decommissioning fund............................           (14,571)         (15,840)
   Investments in non-regulated projects and other........................           (16,167)         (83,041)

  Net cash used for investing activities                                            (213,060)        (253,938)

Cash Flows from Financing Activities:
   Change in short-term debt - net issuances (repayments).................            71,489          195,316
   Proceeds from issuance of long-term debt - net.........................            25,044          208,184
   Loan to ESOP...........................................................           (15,000)               0
   Repayment of long-term debt (including reacquisition premium)..........            (8,756)        (265,317)
   Proceeds from issuance of common stock - net...........................            26,298              491
   Dividends paid.........................................................           (94,502)         (92,273)

  Net cash provided by financing activities                                            4,573           46,401

Net increase (decrease) in cash and cash equivalents......................            17,316          (26,031)

Cash and cash equivalents at beginning of period..........................            41,055           57,812

Cash and cash equivalents at end of period................................           $58,371          $31,781


The Notes to Financial Statements are an integral part of the Statements of Cash Flows.

  Northern States Power Company (Minnesota) and Subsidiaries

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of Northern States Power Company (Minnesota) (the Company) and its subsidiaries (collectively, NSP) as of June 30, 1995 and December 31, 1994, the results of its operations for the three and six months ended June 30, 1995 and 1994, and its cash flows for the six months ended June 30, 1995 and 1994. Due to the seasonality of NSP's electric and gas sales, operating results on a quarterly and year-to-date basis are not necessarily an appropriate base from which to project annual results.

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

1.  Proposed Business Combination

     On April 28, 1995 NSP and Wisconsin Energy Corporation (WEC) entered into an Agreement and Plan of Merger, which provides for a strategic business combination involving NSP and WEC in a "merger-of-equals" transaction. See further discussion of the proposed business combination at Part II, Item 5-Other Information of this report. On July 10, 1995 NSP and WEC filed an application and supporting testimony with the Federal Energy Regulatory Commission seeking approval of the proposed merger to form Primergy Corporation. The filing consisted of the merger application, a proposed joint transmission tariff, and an amendment to the NSP Interchange Agreement. Similar filings will be made later this year with regulatory agencies in states where NSP and WEC provide utility services. Preliminary joint proxy materials requesting shareholder approval of the merger have been submitted to the Securities and Exchange Commission. When finalized the joint proxies will be mailed to shareholders of NSP and WEC for their consideration at meetings scheduled for September 13, 1995. The costs incurred associated with the proposed merger are being deferred as a component of Regulatory Assets based on NSP's current plan to request amortization and rate recovery over future periods. At June 30, 1995, $5.5 million of costs associated with the proposed merger had been deferred by NSP.

2.  Rate Matters

     In August 1994, the Company applied to the North Dakota Public Service Commission (NDPSC) for an annualized electric rate reduction of $3.6 million to reflect a correction in cost allocations to the North Dakota jurisdiction. On November 9, 1994, the NDPSC approved the Company's request to make refunds to customers, effectively implementing the reduction as of June 1, 1994.
These refunds were accrued in 1994 and paid in February 1995. On May 10, 1995, the NDPSC approved a retroactive refund to residential customers of approximately $1.5 million for the period January 1, 1989 through June 1, 1994 to reflect corrections to cost allocations for that period. This refund was accrued in 1994 and paid in June 1995. Also, the NDPSC approved an annualized rate reduction of $750,000 for North Dakota commercial and industrial electric customers, which was effective prospectively on June 1, 1995.

3.  Business Developments

     Non-regulated Developments - NRG, through wholly owned subsidiaries, owns 45% of the San Joaquin Valley Energy Partnership (SJVEP), which owns four power plants located near Fresno, California with a total capacity of 55 megawatts. Through February 1995, the plants operated under long-term Standard Offer 4 (SO4) power sales contracts with Pacific Gas and Electric (PG&E) which expire in 2017. On February 28, 1995 PG&E reached basic agreements with SJVEP to acquire the SO4 contracts. The negotiated agreements will result in cost savings for PG&E customers as well as economic benefits for SJVEP. Under the terms of the agreements, PG&E has been released from its contractual obligation to purchase power generated by SJVEP. Proceeds received from PG&E under the agreements were used to repay SJVEP debt obligations and recover investments in the facilities. SJVEP continues to own and maintain the facilities and to evaluate opportunities to market power without the prior costs incurred for plant depreciation and interest on debt. All regulatory approvals for the agreements were received in the second quarter of 1995. NRG's share of the pretax gain realized by SJVEP from this transaction, which was recorded as a component of Other income (expense)-net in June 1995, was approximately $30 million. Partially offsetting this gain in the second quarter was a pretax write-down of approximately $5 million for investments in another domestic energy project of NRG.

     Nuclear Fuel Disposal - NSP is leading a consortium working with the Mescalero Apache Tribe to establish a private facility for interim storage of used nuclear fuel on the Tribe's reservation in New Mexico. On March 9, 1995, the Mescalero Tribe in a second Tribal referendum voted in favor of proceeding with a temporary used nuclear fuel storage site on the Tribe's reservation land. In addition to the Mescalero Apache Tribe, a core group of more than 20 United States nuclear utilities has agreed to support the construction and operation of the interim storage site. Work on the project is underway in several areas, including environmental assessment, facility design, and drawing up the detailed contracts that will govern the construction and operation of the site. The necessary environmental and licensing work that would lead to an application to the Nuclear Regulatory Commission for a license to build and operate the site is expected to take 16 to 18 months.

4.  Commitments and Contingent Liabilities

     Legislative Resource Commitments - In 1994, the Minnesota Legislature established several energy resource and other commitments for NSP to fulfill as part of its approval of NSP's Prairie Island temporary nuclear fuel storage facility. As a step in fulfilling these commitments, NSP selected Zond Systems, Inc. to supply 100 megawatts (Mw) of wind energy to the NSP system by the end of 1996. The 100 Mw increment represents Phase II of NSP's commitment to 425 Mw of wind generation resources to be under contract or in place by the end of 2002 as required by the Minnesota Legislature. Currently, 25 Mw of wind generation are already in place. An additional step in fulfilling the legislative commitments was taken on July 20, 1995 when NSP filed documents with the Minnesota Environmental Quality Board (MEQB) outlining two alternative Goodhue County sites to be considered for the development of an interim used nuclear fuel storage facility, as the Minnesota Legislature required. Once it determines the application is complete, the MEQB will begin a 12 to 18 month public process to examine these sites and any others that may be proposed.

     Nuclear Insurance - The circumstances set forth in Note 17 to the Company's financial statements contained in its 1994 Annual Report on Form 10-K appropriately represent the current status of commitments and contingent liabilities regarding public liability for claims resulting from any nuclear incident.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATION

     On April 28, 1995, the Company and WEC entered into an Agreement and Plan of Merger which provides for a strategic business combination involving the two companies in a "merger-of-equals" transaction. Further information concerning this agreement and proposed transaction and pro forma financial information with respect thereto is included in Part II of this report.

Results of Operations

     Northern States Power Company's earnings per share for the second quarter ended June 30, 1995, were $.84, up $.10 from the $.74 earned for the same period a year ago.

     In addition to items noted in the 1994 Form 10-K, the historical and future trends of NSP's operating results have been and are expected to be impacted by the following factors:

     Non-regulated Business Results - Second quarter results include earnings contributions from non-regulated businesses of $0.28 per share in 1995 and $0.16 per share in 1994. For the six months ended June 30, non-regulated businesses contributed earnings of $0.41 per share in 1995 and $0.19 per share in 1994. Periods ending in 1995 include $0.22 per share from business developments discussed in Note 3 to the Financial Statements.

     Impact of Weather - NSP estimates sales levels under normal weather conditions and analyzes the approximate effect of weather on actual sales levels. The following summarizes the estimated impact of weather on actual utility operating results (in relation to sales under normal weather conditions):

                                        Increase (Decrease)

                    1995 vs Normal 1994 vs Normal 1995 vs 1994
Earnings per Share
for Quarter Ended
June 30                  $0.11          $0.04           $0.07

Earnings per Share
for Six Months Ended
June 30                  $0.04          $0.13          ($0.09)

     Rate Changes - On May 10, 1995, the North Dakota Public Service Commission approved rate reductions for electric customers in North Dakota. See Note 2 to the Financial Statements for further discussion of the impact of such reductions on financial results.

Second Quarter 1995 Compared with Second Quarter 1994

Utility Operating Results

     Electric revenues for the second quarter 1995 compared with the second quarter 1994 increased $6.3 million or 1.2%. Retail revenues increased approximately $11.5 million or 2.5% largely due to a 2.7% increase in retail electric sales. This sales increase is due mainly to sales growth and warmer June weather in 1995. On a weather-adjusted basis, sales growth for the second quarter of 1995 was 1.7% higher than 1994. Although retail revenues were impacted by increased cost recovery of conservation expenditures (as discussed below), such price increases were offset by rate adjustments for lower fuel costs. Offsetting the retail revenue increase was a decrease in revenues from sales to other utilities of $4.5 million mainly due to decreases in sales volume. This decrease in sales to other utilities reflects less plant availability due to higher retail customer energy requirements and plant outages in 1995.

     Gas revenues for the second quarter 1995 increased $1.4 million or 2.1% compared with the second quarter of 1994. Gas revenues increased due to a 16.2% increase in gas sales volume partially offset by a 12.8% average price decrease. The sales volume increase is due primarily to weather impacts. The price decrease is due to rate adjustments for decreased purchased gas costs resulting from changes in natural gas supply and demand market conditions.

     Fuel for electric generation and Purchased and interchange power combined for a net decrease of $3.2 million or 2.1% for the second quarter of 1995 compared with the second quarter of 1994. Fuel expense for the second quarter of 1995 decreased mainly due to lower 1995 generation levels as a result of scheduled plant maintenance outages in 1995. The decreased fuel expense was partially offset by higher purchases in 1995 due to less plant availability as discussed previously.

     Cost of gas purchased and transported for second quarter 1995 compared with second quarter 1994 decreased $1.5 million or 3.6% due to lower per unit cost of purchased gas, reflecting changes in market conditions. Partially offsetting this cost decrease was higher gas sendout, reflecting the colder than normal weather early in the second quarter of 1995.

     Other operation, Maintenance and Administrative and general expenses together increased $2.7 million or 1.7% compared with the second quarter 1994. The higher costs are largely due to timing of scheduled plant maintenance outages and tree trimming.

     Conservation and energy management increased $4.6 million mainly due to higher amortization levels, consistent with cost recovery under a new rate adjustment clause approved by regulators effective May 1, 1995.

     Depreciation and amortization increased $3.7 million or 5.4% compared with the second quarter of 1994. The increase is mainly due to increased plant in service between the two periods.

     Property and general taxes for the second quarter 1995 compared with the second quarter of 1994 increased $3.6 million or 6.2% due primarily to higher property tax rates in the state of Minnesota.

     Utility income taxes for the second quarter 1995 compared with the second quarter 1994 decreased $4.7 million primarily due to lower pretax operating income (after interest charges) between the two periods.

     Other income (expense)-net increased mainly due to non-regulated items discussed below. The portion related to utility operations increased $1.4 million to a net expense of $0.4 million in the second quarter of 1995 compared with the same period a year ago due mainly to costs incurred in 1994 for the Prairie Island fuel storage issue.

     Interest Charges related to utility operations increased $6.5 million to $29.3 million in 1995 largely due to long-term debt issues in 1994 and higher interest rates in 1995.

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

     Operating Revenues and Expenses - The net results of non-regulated businesses are reported in Other income(expense)-Net on the Consolidated Statements of Income. Non-regulated operating revenues increased $19.3 million in 1995, to $75.5 million, largely due to increased gas marketing sales by Cenergy, Inc. (Cenergy). Non-regulated operating expenses increased $22.9 million in 1995 to $77.1 million due to higher gas costs corresponding with Cenergy gas sales, a $5.0 million writedown of NRG's investment in a non-regulated energy project, and fewer project development costs being capitalized on pending projects in 1995.

     Equity Income - NSP has a less-than-majority equity interest in several non-regulated projects. Consequently, a large portion of NSP's non-regulated earnings is reported as Equity in Earnings of Unconsolidated Investees on the Consolidated Statements of Income. Equity income decreased in the second quarter of 1995 by $4.9 million before taxes primarily due to the finalization of NRG's energy project in Germany during the second quarter of 1994 resulting in the recording of six months of project earnings in June 1994.

     Non-Operating Gain - In June 1995, final regulatory approvals were obtained for an agreement to terminate a power sales contract between an energy project in which NRG is a 45% investor and an unrelated utility company (See Note 3 to the Financial Statements). Other income (expense)-net includes a pretax gain of $30 million for NRG's share of the termination settlement.

     Interest Expense - Interest charges on the Consolidated Statements of Income include interest expense related to non-regulated businesses of $1.9 million in 1995 and $1.7 million in 1994.

     Income Taxes - Other Income and (expense)-Net reported on the Consolidated Statements of Income includes income taxes related to non-regulated businesses. Such income taxes for the second quarter of 1995 were $11.1 million, a $8.7 million increase over the second quarter of 1994. The increase in 1995 is due mainly to higher pretax income from non-regulated businesses, as discussed above. NSP's management intends to reinvest the earnings of international operations indefinitely. Accordingly, U.S. income taxes and foreign withholding taxes have not been provided on the earnings of international projects.

First Six Months of 1995 Compared with First Six Months of 1994

Utility Operating Results

     Electric revenues for the first six months of 1995 compared with the first six months of 1994 increased $9.5 million or 0.9%. Retail revenues increased approximately $9.3 million or 1.0% largely due to electric sales growth of 1.6%. Although June weather was warmer than normal in both 1995 and 1994, weather for the first six months of 1995 had a negative effect on electric revenues in comparison to 1994. On a weather-adjusted basis, retail sales growth for the first six months of 1995 was 2.4% higher than 1994. Also, although retail revenues were impacted by increased cost recovery of conservation expenditures (as discussed below), such price increases were offset by rate adjustments for North Dakota refund (See Note 2 to Financial Statements) and lower power purchase costs.

     Gas revenues for the first six months of 1995 decreased $24.1 million or 9.4% compared with the first six months of 1994. Gas revenues decreased due to a 1.2% decrease in gas sales volume and a 8.9% average price decrease. The sales volume decrease is due primarily to a colder than normal winter weather in early 1994. The price decrease is due to rate adjustments for decreased purchased gas costs resulting from changes in natural gas supply and demand market conditions.

     Fuel for electric generation and Purchased and interchange power combined for a net decrease of $0.6 million or 0.2% for the first six months of 1995 compared with the first six months of 1994. Fuel expense for the first six months of 1995 increased mainly due to electric sales growth and higher 1995 generation levels as a result of scheduled plant maintenance outages in 1994. The increased fuel expense was more than offset by lower purchases in 1995 due to lower cost of available energy purchases, reflecting market conditions.

     Cost of gas purchased and transported for the first six months of 1995 compared with the first six months of 1994 decreased $24.0 million or 14.7% due to a 11.9% decline in the per unit cost of purchased gas and a 3.2% decrease in gas sendout. The lower cost of purchased gas reflects changes in market conditions while the lower gas sendout reflects the warmer than normal weather in early 1995 compared to colder than normal weather in early 1994.

     Other operation, Maintenance and Administrative and general expenses together decreased $2.5 million or 0.8% compared with the first six months of 1994. The lower costs are largely due to decreases in employee benefit costs.

     Conservation and energy management increased $4.2 million due mainly to higher amortization levels, consistent with cost recovery under a new rate adjustment clause approved by regulators effective May 1, 1995.

     Depreciation and amortization increased $8.2 million or 6.0% compared with the first six months of 1994. The increase is mainly due to increased plant in service between the two periods.

     Property and general taxes for the first six months of 1995 compared with the first six months of 1994 increased $6.0 million or 5.0% due primarily to higher property tax rates in the state of Minnesota.

     Utility income taxes for the first six months of 1995 compared with the first six months of 1994 decreased $10.3 million primarily due to lower pretax operating income (after interest charges) between the two periods.

     Other income (expense)-net increased mainly due to non-regulated items discussed below. The portion related to utility operations increased $0.8 million due to a net expense of $1.5 million in the first six months of 1995 compared with the same period a year ago due mainly to costs incurred in 1994 for the Prairie Island fuel storage issue.

     Interest Charges related to utility operations increased $12.4 million to $58.3 million in 1995 largely due to long-term debt issues in 1994, higher interest rates, and higher short-term debt balances in 1995.

Non-regulated Business Results

     Operating Revenues and Expenses - The net results of non-regulated businesses are reported in Other income (expense)-net on the Consolidated Statements of Income. Non-regulated operating revenues increased $53.1 million in 1995, to $158.2 million, largely due to increased gas marketing sales by Cenergy. Non-regulated operating expenses increased $56.6 million in 1995 to $155.8 million due to higher gas costs corresponding with Cenergy gas sales, a $5.0 million writedown of NRG's investment in a non-regulated energy project, and fewer project development costs being capitalized on pending projects in 1995.

     Equity Income -   Equity income increased in the first six months of
1995 by $5.7 million before taxes primarily due to an NRG energy project in Australia which did not provide earnings prior to the second quarter of 1994.

     Non-Operating Gain - As discussed in the second quarter Non-regulated Business Results section, Other income (expense)-net includes a pretax gain of approximately $30 million for NRG's share of a contract termination settlement.

     Interest Expense - Interest charges on the Consolidated Statements of Income include interest expense related to non-regulated businesses of $3.7 million in 1995 and $3.1 million in 1994. This increase is due mainly to long-term debt on new affordable housing projects by Eloigne Company, a non-regulated subsidiary of the Company.

     Income Taxes - Income taxes related to non-regulated businesses for the first six months of 1995 were $12.8 million, a $10.1 million increase over the first six months of 1994. The increase in 1995 is due mainly to higher pretax income from non-regulated businesses, as discussed above.

Liquidity and Capital Resources

     The Company had $304 million in commercial paper debt outstanding as of June 30, 1995. The Company plans to keep credit lines of at least 85% of the highest anticipated level of commercial paper borrowings. Commercial banks currently provide credit lines of approximately $286 million to the Company. These credit lines make short-term financing available in the form of bank loans and support for commercial paper sales. The Company has regulatory approval for up to $446 million in short-term borrowing levels.

     Commercial banks currently provide credit lines of $12 million to wholly owned subsidiaries of the Company. Approximately $6 million of those credit lines remained available at June 30, 1995.

     In January 1995, stock options for the purchase of 277,977 shares were awarded under the Company's Executive Long-Term Incentive Award Stock Plan (the Plan). These options are not exercisable for approximately twelve months after grant. As of June 30, 1995, a total of 1,028,345 stock options were outstanding, which were considered as potential common stock equivalents for earnings per share purposes. As of June 30, the Company has issued 16,762 new shares of common stock in 1995 under the Plan pursuant to the exercise of options and awards granted in prior years. In addition the Company has issued 159,260 shares of common stock under NSP's Dividend Reinvestment and Stock Purchase Plan during the first six months of 1995.

     On March 29, 1995 the Company loaned $15 million to the Employee Stock Ownership Plan (ESOP) for the financing of stock purchases. The ESOP used the loan proceeds to purchase 342,368 newly issued shares of Company common stock. On April 3, 1995, the Company borrowed $15 million in unsecured debt to finance the ESOP loan on a long-term basis. The interest rate on the unsecured debt of the Company is variable (6.55% for the period April 20, 1995 through July 20, 1995), and is adjusted quarterly based on changes in London Interbank Offered Rates (LIBOR). The approximate term of the loan is seven years and will be repaid in quarterly installments. During 1995, the Company has issued an additional 66,104 shares of new common stock to the ESOP for dividends on Company shares held.

     On July 7, 1995 the Company issued $250,000,000 of first mortgage bonds due July 1, 2025 with an interest rate of 7 1/8%. The proceeds from these bonds were added to the general funds of the Company and applied to the redemption (on August 2, 1995) of $98,000,000 in principal amount of its 9 1/8% First Mortgage Bonds due July 1, 2019 at a redemption price of 106.388% and to the redemption (on August 2, 1995) of $70,000,000 in principal amount of its 9 3/8% First Mortgage Bond due June 1, 2020 at a redemption price of 107.032%. The balance of the net proceeds will be used to repay short-term borrowings.

                  Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     As discussed in the Legal Proceedings section of Item 3 of the Company's 1994 Annual Report on Form 10-K, on July 22, 1993, a natural gas explosion occurred on the Company's distribution system in St. Paul, MN. Sixteen lawsuits have been filed against the Company in regard to the explosion, including one proposed class action suit. In April 1995 the National Transportation Safety Board concluded the City of St. Paul contractors were largely responsible for the natural gas explosion. The report found little, if any, fault with the actions taken by or conduct of the Company. A trial to decide civil liability and the parties responsible for the explosion has been scheduled for February 1997, with the damages portion of the trial scheduled for six months thereafter.

     As discussed in the Environmental Contingencies section of Note 17 to the Company's financial statements in the 1994 Annual Report of Form 10-K, the Environmental Protection Agency or state environmental agencies have designated the Company as a "potentially responsible party" (PRP) at several waste disposal sites to which the Company allegedly sent hazardous materials. In June 1995, the Company agreed to pay approximately $70,000 of past expenses which the Minnesota Pollution Control Agency incurred at one of these waste disposal sites, (the University of Minnesota Rosemount Research Site) in order to resolve state claims against the Company.

     For a discussion of proceedings involving NSP's utility rates, see Note 2 to these Financial Statements.

Item 5.  Other Information

MERGER AGREEMENT WITH WISCONSIN ENERGY CORPORATION

     As previously reported in Northern States Power Company's Current Report on Form 8-K, dated April 28, 1995 and filed on May 3, 1995, and Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, Northern States Power Company, a Minnesota corporation ("NSP"), Wisconsin Energy Corporation, a Wisconsin corporation ("WEC"), Northern Power Wisconsin Corp., a Wisconsin corporation and wholly owned subsidiary of NSP ("New NSP") and WEC Sub Corp., a Wisconsin corporation and wholly owned subsidiary of WEC ("WEC Sub"), have entered into an Agreement and Plan of Merger (the "Merger Agreement"), which provides for a strategic business combination involving NSP and WEC in a "merger-of-equals" transaction (the "Transaction"). The Transaction, which was unanimously approved by the Boards of Directors of the constituent companies, is expected to close shortly after all of the conditions to the consummation of the Transaction, including obtaining applicable regulatory approvals, are met or waived. The regulatory approval process is expected to take approximately 12 to 18 months from April 28, 1995.

     In the Transaction, the holding company of the combined enterprise will be registered under the Public Utility Holding Company Act of 1935, as amended. The holding company will be named Primergy Corporation ("Primergy") and will be the parent company of both NSP (which, for regulatory reasons, will reincorporate in Wisconsin) and of WEC's present principal utility subsidiary, Wisconsin Electric Power Company ("WEPCO") which will be renamed "Wisconsin Energy Company." It is anticipated that, following the Transaction, NSP's Wisconsin utility subsidiary, Northern States Power Company, a Wisconsin corporation (NSP-W), will be merged into Wisconsin Energy Company and that NSP's other subsidiaries will become subsidiaries of Primergy.

     As noted above, pursuant to the Transaction NSP will reincorporate in Wisconsin for regulatory reasons. This reincorporation will be accomplished by the merger of NSP into New NSP, with New NSP being the surviving corporation and succeeding to the business of NSP as an operating public utility. Following such merger, WEC Sub will be merged with and into New NSP, with New NSP being the surviving corporation and becoming a subsidiary of Primergy. Both New NSP and WEC Sub were created to effect the Transaction and will not have any significant operations, assets or liabilities prior to such mergers.

UNAUDITED PRO FORMA COMBINED CONDENSED FINANCIAL INFORMATION

     The following unaudited pro forma financial information adjusts the historical consolidated balance sheets and statements of income of NSP and WEC after giving effect to their proposed business combination transaction (the Transaction) to form Primergy and a new subsidiary structure. The unaudited pro forma combined condensed balance sheets at June 30, 1995 give effect to the Transaction as if it had occurred on that date. The unaudited pro forma combined condensed statements of income for the periods ended June 30, 1995 and 1994 give effect to the Transaction as if it had occurred at the beginning of the periods presented. These statements are prepared on the basis of accounting for the Transaction as a pooling of interests and are based on the assumptions set forth in the notes thereto.

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

Primergy Pro Forma Information

     The first set of pro forma financial information combines the historical financial statements of NSP and WEC after giving effect to the Transaction to form Primergy.

     The WEC income statements for the six months ended June 30, 1994 (included in the Primergy pro forma statements herein) and the fiscal year ended December 31, 1994 (included in the Primergy pro forma statements in NSP's Form 10-Q for the quarter ended March 31, 1995) include a significant one-time pretax charge of $73.9 million for revitalization costs recorded in the first quarter of 1994. To provide a more representative recent twelve-month period summarizing combined operating results, a pro forma Primergy combined condensed statement of income for the twelve months ended June 30, 1995 is also presented.

New NSP Pro Forma Information

     The second set of pro forma financial information adjusts the historical financial statements of NSP after giving effect to the Transaction, including the reincorporation of NSP in Wisconsin, the merger of NSP-W into WEC and the transfer of ownership of all other current NSP subsidiaries to Primergy.

PRIMERGY CORPORATION
UNAUDITED PRO FORMA COMBINED CONDENSED BALANCE SHEETS
JUNE 30, 1995
(In thousands)

                                                                           NSP             WEC          Pro Forma       Pro Forma
                                                                      (As Reported)   (As Reported)    Adjustments      Combined
                      Pro Forma Balance Sheet
                               ASSETS
UTILITY PLANT
  Electric                                                               $6,456,240      $4,598,068                     $11,054,308
  Gas                                                                       687,963         475,853                       1,163,816
  Other                                                                     287,969          39,700                         327,669
      Total                                                               7,432,172       5,113,621               0      12,545,793
    Accumulated provision for depreciation                               (3,258,535)     (2,222,972)                     (5,481,507)
  Nuclear fuel - net                                                         86,016          56,873                         142,889
      Net utility plant                                                   4,259,653       2,947,522               0       7,207,175

CURRENT ASSETS
  Cash and cash equivalents                                                  58,371          14,424                          72,795
  Accounts receivable - net                                                 289,612         124,606                         414,218
  Accrued utility revenues                                                   93,545          98,360                         191,905
  Fossil fuel inventories                                                    41,836          84,466                         126,302
  Material & supplies inventories                                           105,379          70,854                         176,233
  Prepayments and other                                                      50,083          90,150                         140,233
    Total current assets                                                    638,826         482,860               0       1,121,686

OTHER ASSETS
  Regulatory Assets                                                         357,328         287,654                         644,982
  External decommissioning fund                                             173,881         253,657                         427,538
  Investments in non-regulated projects and other investments               266,021         116,746                         382,767
  Non-regulated property - net                                              177,398         101,457                         278,855
  Intangible assets and other   (Note 4)                                    130,772         251,148        (137,514)        244,406
     Total other assets                                                   1,105,400       1,010,662        (137,514)      1,978,548

      TOTAL ASSETS                                                       $6,003,879      $4,441,044       ($137,514)    $10,307,409



                       LIABILITIES AND EQUITY
CAPITALIZATION
  Common stock equity:
    Common stock   (Note 1)                                                $168,767          $1,098       ($167,669)         $2,196
    Other stockholders' equity   (Note 1)                                 1,774,940       1,803,154         167,669       3,745,763
      Total common stock equity                                           1,943,707       1,804,252               0       3,747,959

  Cumulative preferred stock and premium                                    240,469          30,451                         270,920
  Long-term debt                                                          1,465,599       1,253,148                       2,718,747
      Total capitalization                                                3,649,775       3,087,851               0       6,737,626

CURRENT LIABILITIES
  Current portion of long-term debt                                         168,324          52,879                         221,203
  Short-term debt                                                           309,929         240,821                         550,750
  Accounts payable                                                          181,631          70,039                         251,670
  Taxes accrued                                                             145,761          10,104                         155,865
  Other accrued liabilities                                                 136,424         103,174                         239,598
      Total current liabilities                                             942,069         477,017               0       1,419,086

OTHER LIABILITIES
  Deferred income taxes   (Note 4)                                          856,503         480,367        (137,514)      1,199,356
  Deferred investment tax credits                                           168,599          91,913                         260,512
  Regulatory liabilities                                                    214,495         167,638                         382,133
  Other liabilities and deferred credits                                    172,438         136,258                         308,696
     Total other liabilities                                              1,412,035         876,176        (137,514)      2,150,697

        TOTAL CAPITALIZATION AND LIABILITIES                             $6,003,879      $4,441,044       ($137,514)    $10,307,409


See accompanying notes to unaudited pro forma combined condensed financial statements.

PRIMERGY CORPORATION
UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 1995
(In thousands, except per share amounts)

                                                        NSP             WEC          Pro Forma       Pro Forma
                                                   (As Reported)   (As Reported)    Adjustments      Combined
Utility Operating Revenues
  Electric                                            $1,016,931        $691,196                      $1,708,127
  Gas                                                    233,909         176,275                         410,184
  Steam                                                                    8,744                           8,744
     Total Operating Revenues                          1,250,840         876,215               0       2,127,055


Utility Operating Expenses
  Electric Production-Fuel and Purchased Power           284,148         166,636                         450,784
  Cost of Gas Sold & Transported                         139,613         105,339                         244,952
  Other Operation                                        261,621         195,619                         457,240
  Maintenance                                             81,025          59,212                         140,237
  Depreciation and Amortization                          143,899          90,148                         234,047
  Taxes Other Than Income Taxes                          124,352          36,537                         160,889
  Revitalization Charges                                                                                       0
  Income Taxes                                            60,322          65,304                         125,626
     Total Operating Expenses                          1,094,980         718,795               0       1,813,775

Utility Operating Income                                 155,860         157,420               0         313,280

Other Income (Expense)
  Equity Earnings of Unconsolidated Investees             18,470                                          18,470
  Other Income and Deductions - Net                       15,696          12,591                          28,287
       Total Other Income (Expense)                       34,166          12,591               0          46,757

 Income before Interest Charges
 and Preferred Dividends                                 190,026         170,011               0         360,037

Interest Charges                                          62,024          55,280                         117,304

Preferred Dividends of Subsidiaries                        6,327             602                           6,929

     Net Income                                         $121,675        $114,129              $0        $235,804

Average Common Shares Outstanding  (Note 1)               67,107         109,352          42,009         218,468

Earnings Per Common Share                                  $1.81           $1.04                           $1.08


See accompanying notes to pro forma combined condensed financial statements.

PRIMERGY CORPORATION
UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 1994
(In thousands, except per share amounts)

                                                         NSP             WEC          Pro Forma       Pro Forma
                                                    (As Reported)   (As Reported)    Adjustments      Combined
Utility Operating Revenues
  Electric                                             $1,007,382        $694,514                      $1,701,896
  Gas                                                     258,044         206,081                         464,125
  Steam                                                                     9,426                           9,426
     Total Operating Revenues                           1,265,426         910,021               0       2,175,447


Utility Operating Expenses
  Electric Production-Fuel and Purchased Power            284,767         165,595                         450,362
  Cost of Gas Sold & Transported                          163,631         128,438                         292,069
  Other Operation                                         259,068         207,670                         466,738
  Maintenance                                              81,913          63,936                         145,849
  Depreciation and Amortization                           135,711          87,389                         223,100
  Taxes Other Than Income Taxes                           118,376          40,415                         158,791
  Revitalization Charges                                                   73,900                          73,900
  Income Taxes                                             70,638          35,388                         106,026
     Total Operating Expenses                           1,114,104         802,731               0       1,916,835

Utility Operating Income                                  151,322         107,290               0         258,612

Other Income (Expense)
  Equity Earnings of Unconsolidated Investees              12,757                                          12,757
  Other Income and Deductions - Net                         3,435          13,034                          16,469
       Total Other Income (Expense)                        16,192          13,034               0          29,226

 Income before Interest Charges
 and Preferred Dividends                                  167,514         120,324               0         287,838

Interest Charges                                           48,911          53,323                         102,234

Preferred Dividends of Subsidiaries                         6,113             749                           6,862

     Net Income                                          $112,490         $66,252              $0        $178,742

Average Common Shares Outstanding  (Note 1)                66,765         107,525          41,795         216,085

Earnings Per Common Share                                   $1.68           $0.62                           $0.83


See accompanying notes to pro forma combined condensed financial statements.

PRIMERGY CORPORATION
UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME
12 MONTHS ENDED JUNE 30, 1995
(In thousands, except per share amounts)

                                                    NSP             WEC          Pro Forma       Pro Forma
                                               (As Reported)   (As Reported)    Adjustments      Combined
Utility Operating Revenues
  Electric                                        $2,076,194      $1,400,244                      $3,476,438
  Gas                                                395,768         294,543                         690,311
  Steam                                                               13,599                          13,599
     Total Operating Revenues                      2,471,962       1,708,386               0       4,180,348


Utility Operating Expenses
  Electric Production-Fuel and Purchased Power       570,257         329,526                         899,783
  Cost of Gas Sold & Transported                     239,425         176,412                         415,837
  Other Operation                                    538,725         386,960                         925,685
  Maintenance                                        169,257         119,878                         289,135
  Depreciation and Amortization                      281,990         180,373                         462,363
  Taxes Other Than Income Taxes                      240,540          72,157                         312,697
  Revitalization Charges                                                                                   0
  Income Taxes                                       118,912         129,677                         248,589
     Total Operating Expenses                      2,159,106       1,394,983               0       3,554,089

Utility Operating Income                             312,856         313,403               0         626,259

Other Income (Expense)
  Equity Earnings of Unconsolidated Investees         41,576                                          41,576
  Other Income and Deductions - Net                   18,770          26,522                          45,292
       Total Other Income (Expense)                   60,346          26,522               0          86,868

 Income before Interest Charges
 and Preferred Dividends                             373,202         339,925               0         713,127

Interest Charges                                     120,328         109,976                         230,304

Preferred Dividends of Subsidiaries                   12,578           1,204                          13,782

     Net Income                                     $240,296        $228,745              $0        $469,041

Average Common Shares Outstanding  (Note 1)           67,004         108,931          41,945         217,880

Earnings Per Common Share                              $3.59           $2.10                           $2.15


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

NEW NSP
UNAUDITED PRO FORMA CONDENSED BALANCE SHEET
JUNE 30, 1995
(In thousands)

                                                          NSP        Pro Forma     Pro Forma
                                                     (As Reported)  Adjustments     New NSP
                       ASSETS
UTILITY PLANT
  Electric                                             $6,456,240     ($846,685)   $5,609,555
  Gas                                                     687,963      (202,881)      485,082
  Other                                                   287,969       (57,810)      230,159
      Total                                             7,432,172    (1,107,376)    6,324,796
    Accumulated provision for depreciation             (3,258,535)      430,069    (2,828,466)
  Nuclear fuel - net                                       86,016             0        86,016
      Net utility plant                                 4,259,653      (677,307)    3,582,346

CURRENT ASSETS
  Cash and cash equivalents                                58,371       (47,916)       10,455
  Accounts receivable - net                               289,612       (53,457)      236,155
  Accrued utility revenues                                 93,545       (12,103)       81,442
  Fossil fuel inventories                                  41,836        (4,696)       37,140
  Material & supplies inventories                         105,379       (10,280)       95,099
  Prepayments and other                                    50,083       (18,181)       31,902
    Total current assets                                  638,826      (146,633)      492,193

OTHER ASSETS
  Regulatory assets                                       357,328       (33,349)      323,979
  External decommissioning fund                           173,881             0       173,881
  Investments in non-regulated projects and other
    investments                                           266,021      (247,247)       18,774
  Non-regulated property - net                            177,398      (149,985)       27,413
  Intangible assets and other                             130,772       (55,320)       75,452
     Total other assets                                 1,105,400      (485,901)      619,499

      TOTAL ASSETS                                     $6,003,879   ($1,309,841)   $4,694,038



               LIABILITIES AND EQUITY
CAPITALIZATION
    Common stock                                         $168,767            $0      $168,767
    Other stockholders' equity                          1,774,940      (663,377)    1,111,563
      Total common stock equity                         1,943,707      (663,377)    1,280,330

  Cumulative preferred stock and premium                  240,469             0       240,469
  Long-term debt                                        1,465,599      (357,355)    1,108,244
      Total capitalization                              3,649,775    (1,020,732)    2,629,043

CURRENT LIABILITIES
  Current portion of long-term debt                       168,324        (6,839)      161,485
  Short-term debt                                         309,929       (32,128)      277,801
  Accounts payable                                        181,631       (27,740)      153,891
  Taxes accrued                                           145,761       (14,304)      131,457
  Other accrued liabilities                               136,424       (18,270)      118,154
      Total current liabilities                           942,069       (99,281)      842,788

OTHER LIABILITIES
  Deferred income taxes                                   856,503      (121,018)      735,485
  Deferred investment tax credits                         168,599       (24,093)      144,506
  Regulatory liabilities                                  214,495       (17,197)      197,298
  Other liabilities and deferred credits                  172,438       (27,520)      144,918
     Total other liabilities                            1,412,035      (189,828)    1,222,207

        TOTAL LIABILITIES AND EQUITY                   $6,003,879   ($1,309,841)   $4,694,038


See accompanying notes to unaudited pro forma New NSP condensed financial statements.

NEW NSP
UNAUDITED PRO FORMA CONDENSED STATEMENT OF INCOME
SIX MONTHS ENDED JUNE 30, 1995
(In thousands)

                                                           NSP       Pro Forma    Pro Forma
                                                      (As Reported) Adjustments    New NSP
Utility Operating Revenues
  Electric                                              $1,016,931     ($57,143)    $959,788
  Gas                                                      233,909      (50,870)     183,039
     Total Operating Revenues                            1,250,840     (108,013)   1,142,827


Utility Operating Expenses
  Electric Production-Fuel and Purchased Power             284,148       21,149      305,297
  Cost of Gas Sold & Transported                           139,613      (26,547)     113,066
  Other Operation                                          261,621      (24,071)     237,550
  Maintenance                                               81,025       (9,831)      71,194
  Depreciation and Amortization                            143,899      (16,874)     127,025
  Taxes Other Than Income Taxes                            124,352       (7,997)     116,355
  Income Taxes                                              60,322      (13,248)      47,074
     Total Operating Expenses                            1,094,980      (77,419)   1,017,561

Utility Operating Income                                   155,860      (30,594)     125,266

Other Income (Expense)
  Equity Earnings of Unconsolidated Investees               18,470      (18,470)           0
  Other Income and Deductions - Net                         15,696      (13,116)       2,580
       Total Other Income (Expense)                         34,166      (31,586)       2,580

Income before Interest Charges                             190,026      (62,180)     127,846

Interest Charges                                            62,024      (15,479)      46,545

     Net Income                                            128,002      (46,701)      81,301

Preferred Dividends                                          6,327            0        6,327

Earnings Available for Common Stockholders                $121,675     ($46,701)     $74,974



See accompanying notes to unaudited pro forma New NSP condensed financial statements.

NEW NSP
UNAUDITED PRO FORMA CONDENSED STATEMENT OF INCOME
SIX MONTHS ENDED JUNE 30, 1994
(In thousands)

                                                      NSP       Pro Forma    Pro Forma
                                                 (As Reported) Adjustments    New NSP
Utility Operating Revenues
  Electric                                         $1,007,382     ($59,447)    $947,935
  Gas                                                 258,044      (53,154)     204,890
     Total Operating Revenues                       1,265,426     (112,601)   1,152,825


Utility Operating Expenses
  Electric Production-Fuel and Purchased Power        284,767       20,545      305,312
  Cost of Gas Sold & Transported                      163,631      (29,787)     133,844
  Other Operation                                     259,068      (24,438)     234,630
  Maintenance                                          81,913      (10,394)      71,519
  Depreciation and Amortization                       135,711      (15,599)     120,112
  Taxes Other Than Income Taxes                       118,376       (7,830)     110,546
  Income Taxes                                         70,638      (13,752)      56,886
     Total Operating Expenses                       1,114,104      (81,255)   1,032,849

Utility Operating Income                              151,322      (31,346)     119,976

Other Income (Expense)
  Equity Earnings of Unconsolidated Investees          12,757      (12,757)           0
  Other Income and Deductions - Net                     3,435       (2,608)         827
       Total Other Income (Expense)                    16,192      (15,365)         827

Income before Interest Charges                        167,514      (46,711)     120,803

Interest Charges                                       48,911      (13,183)      35,728

     Net Income                                       118,603      (33,528)      85,075

Preferred Dividends                                     6,113            0        6,113

Earnings Available for Common Stockholders           $112,490     ($33,528)     $78,962



See accompanying notes to unaudited pro forma New NSP condensed financial statements.

NEW NSP
NOTES TO UNAUDITED PRO FORMA CONDENSED FINANCIAL STATEMENTS


1. The pro forma balance sheet has been adjusted to reflect the cancellation of NSP common stock with a $2.50 par value and its replacement with $2.50 par value common stock of New NSP which will be issued to Primergy.

2. Subsidiary assets, liabilities, equity and results of operations have been eliminated from consolidated NSP amounts to reflect the merger of NSP-W into WEC and the transfer of ownership and control of all other subsidiaries from NSP to Primergy. The New NSP stock issued to Primergy is assumed to reflect the reduction in net assets related to the merger of NSP-W into WEC and transfer of investments in other subsidiaries from NSP to Primergy.

3. NSP financing of subsidiary capital and cash flow requirements has been adjusted to reflect the transfer of such items to Primergy. Pro forma adjustments reflect the elimination of (a) notes receivable and advances from subsidiaries; (b) NSP debt incurred to finance the notes and advances; (c) interest income earned on the notes and advances; and (d) interest expense accrued on the debt incurred to finance the notes and advances.

4. After the Transaction, NSP will not retain ownership of subsidiaries currently being consolidated. Consequently, intercompany transactions between NSP and its current subsidiaries have not been eliminated in the pro forma financial statements.

     The most significant intercompany transactions are power sales to and purchases from NSP-W pursuant to an interchange agreement with NSP. The interchange pricing and cost sharing arrangements are expected to be restructured as a result of the Transaction. However, at this time the amount of any changes to interchange power purchases or sales cannot be estimated. Consequently, no pro forma adjustments have been made to operating revenues, operating expenses, or accounts receivable from (or payable to) associated companies for the effects of interchange restructuring.

5. The Merger Agreement provides that certain gas utility properties and operations in Wisconsin (currently owned by NSP-W) may be transferred to New NSP as part of the Transaction. The specific assets, liabilities and amounts thereof have not yet been determined. Consequently, pro forma adjustments have not been made for this potential transfer. The properties which may be transferred include utility plant with a net book value of approximately $18 million.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

The following Exhibits are filed with this report:

10.01 Acknowledgement of Amendment to Terms and Conditions of Employment of James J. Howard.

27.01  Financial Data Schedule for the six months ended June 30, 1995.

(b)  Reports on Form 8-K

The following reports on Form 8-K were filed either during the three months ended June 30, 1995, or between June 30, 1995 and the date of this report:

April 28, 1995 (Filed May 3, 1995) - Item 5. Other Events. Disclosure of an agreement and plan of merger between the Company and Wisconsin Energy Corporation, subject to approval by stockholders and regulatory agencies.

June 27, 1995 - Item 7. Financial Statements and Exhibits. Disclosure of Pro forma Condensed Financial Statements reflecting Northern States Power Company after the merger between the Company and Wisconsin Energy Corporation.

June 28, 1995 (Filed June 29, 1995) - Item 5 and 7. Other Events and Financial Statements and Exhibits. Disclosure of the Company entering into an underwriting agreement and filed with the Securities and Exchange Commission a prospectus supplement relating to $250,000,000 in aggregate principal amount of the Company's First Mortgage Bonds, Series due July 1, 2025.



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



Date:  August 3, 1995