Form 10-Q/A
period 1995-06-30
NORTHERN STATES POWER CO /MN/
filed 1995-08-04
CIK 72903

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

     Operating Revenues and Expenses - The net results of non-regulated businesses are reported in Other income(expense)-Net on the Consolidated Statements of Income. Non-regulated operating revenues increased $19.3 million in 1995, to $75.5 million, largely due to increased gas marketing sales by Cenergy, Inc. (Cenergy). Non-regulated operating expenses increased $27.2 million in 1995 to $81.4 million due to higher gas costs corresponding with Cenergy gas sales, a $5.0 million writedown of NRG's investment in a non-regulated energy project, and fewer project development costs being capitalized on pending projects in 1995.

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

Non-regulated Business Results

     Operating Revenues and Expenses - The net results of non-regulated businesses are reported in Other income (expense)-net on the Consolidated Statements of Income. Non-regulated operating revenues increased $53.1 million in 1995, to $158.2 million, largely due to increased gas marketing sales by Cenergy. Non-regulated operating expenses increased $61.0 million in 1995 to $160.2 million due to higher gas costs corresponding with Cenergy gas sales, a $5.0 million writedown of NRG's investment in a non-regulated energy project, and fewer project development costs being capitalized on pending projects in 1995.

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

New NSP Pro Forma Information

     The second set of pro forma financial information adjusts the historical financial statements of NSP after giving effect to the Transaction, including the reincorporation of NSP in Wisconsin, the merger of NSP-W into Wisconsin Energy Company, and the transfer of ownership of all other current NSP subsidiaries to Primergy.

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

2. Subsidiary assets, liabilities, equity and results of operations have been eliminated from consolidated NSP amounts to reflect the merger of NSP-W into Wisconsin Energy Company and the transfer of ownership and control of all other subsidiaries from NSP to Primergy. The New NSP stock issued to Primergy is assumed to reflect the reduction in net assets related to the merger of NSP-W into Wisconsin Energy Company and transfer of investments in other subsidiaries from NSP to Primergy.

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

5. The Merger Agreement provides that certain gas utility properties and operations in Wisconsin (currently owned by NSP-W) may be transferred to New NSP as part of the Transaction. Pro forma adjustments have not been made for this potential transfer. The properties which may be transferred include utility plant with a net book value of approximately $18 million, representing less than one percent of New NSP's total assets at June 30, 1995.

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



Date:  August 4, 1995