Form 10-Q/A
period 1995-06-30
NORTHERN STATES POWER CO /MN/
filed 1995-08-07
CIK 72903

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

UNAUDITED PRO FORMA FINANCIAL INFORMATION

     The following unaudited pro forma financial information adjusts the historical consolidated balance sheets and statements of income of NSP and WEC after giving effect to their proposed business combination transaction (the Transaction) to form Primergy and a new subsidiary structure. The unaudited pro forma combined condensed balance sheets at June 30, 1995 give effect to the Transaction as if it had occurred on that date. The unaudited pro forma combined condensed statements of income for the periods ended June 30, 1995 and 1994 (and, for New NSP, December 31, 1994) give effect to the Transaction as if it had occurred at the beginning of the periods presented. These statements are prepared on the basis of accounting for the Transaction as a pooling of interests and are based on the assumptions set forth in the notes thereto.

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

Primergy Pro Forma Combined Condensed Information

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

New NSP Pro Forma Condensed Information

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

NEW NSP
UNAUDITED PRO FORMA CONDENSED BALANCE SHEET
JUNE 30, 1995
(In thousands)

                                                                           Pro Forma Adjustments
                                                  NSP        See     Reincorp.    NSP-W        All                   Pro Forma
                                             (As Reported)   Note     Merger    Divestiture   Other        Total      New NSP
                       ASSETS
UTILITY PLANT
  Electric                                     $6,456,240     2         $0      ($846,685)         $0    ($846,685)   $5,609,555
  Gas                                             687,963    2,5         0        (89,329)   (113,552)    (202,881)      485,082
  Other                                           287,969     2          0        (57,810)          0      (57,810)      230,159
      Total                                     7,432,172                0       (993,824)   (113,552)  (1,107,376)    6,324,796
    Accumulated provision for depreciation     (3,258,535)   2,5         0        358,192      71,877      430,069    (2,828,466)
  Nuclear fuel - net                               86,016                0              0           0            0        86,016
      Net utility plant                         4,259,653                0       (635,632)    (41,675)    (677,307)    3,582,346

CURRENT ASSETS
  Cash and cash equivalents                        58,371     2          0           (142)    (47,774)     (47,916)       10,455
  Accounts receivable - net                       289,612   2,3,4        0        (33,168)    (20,289)     (53,457)      236,155
  Accrued utility revenues                         93,545     2          0        (12,103)          0      (12,103)       81,442
  Fossil fuel inventories                          41,836     2          0         (4,696)          0       (4,696)       37,140
  Material & supplies inventories                 105,379     2          0         (7,956)     (2,324)     (10,280)       95,099
  Prepayments and other                            50,083     2          0        (12,267)     (5,914)     (18,181)       31,902
    Total current assets                          638,826                0        (70,332)    (76,301)    (146,633)      492,193

OTHER ASSETS
  Regulatory assets                               357,328     2          0        (32,751)       (598)     (33,349)      323,979
  External decommissioning fund                   173,881                0              0           0            0       173,881
  Investments in non-regulated projects
    and other investments                         266,021    2,3         0         (5,319)   (241,928)    (247,247)       18,774
  Non-regulated property - net                    177,398     2          0         (2,705)   (147,280)    (149,985)       27,413
  Intangible assets and other                     130,772     2          0        (10,039)    (45,281)     (55,320)       75,452
     Total other assets                         1,105,400                0        (50,814)   (435,087)    (485,901)      619,499

      TOTAL ASSETS                             $6,003,879               $0      ($756,778)  ($553,063) ($1,309,841)   $4,694,038



               LIABILITIES AND EQUITY
CAPITALIZATION
    Common stock                                 $168,767    1,2        $0       ($86,200)    $86,200           $0      $168,767
    Other stockholders' equity                  1,774,940    1,2         0       (230,509)   (432,868)    (663,377)    1,111,563
      Total common stock equity                 1,943,707                0       (316,709)   (346,668)    (663,377)    1,280,330

  Cumulative preferred stock and premium          240,469                0              0           0            0       240,469
  Long-term debt                                1,465,599    2,3         0       (213,235)   (144,120)    (357,355)    1,108,244
      Total capitalization                      3,649,775                0       (529,944)   (490,788)  (1,020,732)    2,629,043

CURRENT LIABILITIES
  Current portion of long-term debt               168,324     2          0              0      (6,839)      (6,839)      161,485
  Short-term debt                                 309,929    2,3         0        (26,300)     (5,828)     (32,128)      277,801
  Accounts payable                                181,631    2,4         0        (26,784)       (956)     (27,740)      153,891
  Taxes accrued                                   145,761     2          0         (2,897)    (11,407)     (14,304)      131,457
  Other accrued liabilities                       136,424     2          0        (13,306)     (4,964)     (18,270)      118,154
      Total current liabilities                   942,069                0        (69,287)    (29,994)     (99,281)      842,788

OTHER LIABILITIES
  Deferred income taxes                           856,503     2          0       (102,091)    (18,927)    (121,018)      735,485
  Deferred investment tax credits                 168,599     2          0        (21,887)     (2,206)     (24,093)      144,506
  Regulatory liabilities                          214,495     2          0        (16,983)       (214)     (17,197)      197,298
  Other liabilities and deferred credits          172,438     2          0        (16,586)    (10,934)     (27,520)      144,918
     Total other liabilities                    1,412,035                0       (157,547)    (32,281)    (189,828)    1,222,207

        TOTAL LIABILITIES AND EQUITY           $6,003,879               $0      ($756,778)  ($553,063) ($1,309,841)   $4,694,038


See accompanying notes to unaudited pro forma New NSP condensed financial statements.

NEW NSP
UNAUDITED PRO FORMA CONDENSED STATEMENT OF INCOME
SIX MONTHS ENDED JUNE 30, 1995
(In thousands)

                                                                               Pro Forma Adjustments
                                                    NSP          See    Reincorp.     NSP-W        All                  Pro Forma
                                                (As Reported)     Note    Merger     Divestiture   Other     Total      New NSP
Utility Operating Revenues
  Electric                                        $1,016,931      2,4        $0     ($186,364)   $129,221   ($57,143)    $959,788
  Gas                                                233,909      2,4         0       (43,795)     (7,075)   (50,870)     183,039
     Total Operating Revenues                      1,250,840                  0      (230,159)    122,146   (108,013)   1,142,827


Utility Operating Expenses
  Electric Production-Fuel and Purchased Power       284,148      2,4         0       (90,592)    111,741     21,149      305,297
  Cost of Gas Sold & Transported                     139,613      2,4         0       (27,207)        660    (26,547)     113,066
  Other Operation                                    261,621      2,4         0       (38,402)     14,331    (24,071)     237,550
  Maintenance                                         81,025       2          0        (9,285)       (546)    (9,831)      71,194
  Depreciation and Amortization                      143,899       2          0       (16,296)       (578)   (16,874)     127,025
  Taxes Other Than Income Taxes                      124,352       2          0        (7,000)       (997)    (7,997)     116,355
  Income Taxes                                        60,322       2          0       (12,560)       (688)   (13,248)      47,074
     Total Operating Expenses                      1,094,980                  0      (201,342)    123,923    (77,419)   1,017,561

Utility Operating Income                             155,860                  0       (28,817)     (1,777)   (30,594)     125,266

Other Income (Expense)
  Equity Earnings of Unconsolidated Investees         18,470       2          0          (151)    (18,319)   (18,470)           0
  Other Income and Deductions - Net                   15,696      2,3         0          (383)    (12,733)   (13,116)       2,580
       Total Other Income (Expense)                   34,166                  0          (534)    (31,052)   (31,586)       2,580

Income before Interest Charges                       190,026                  0       (29,351)    (32,829)   (62,180)     127,846

Interest Charges                                      62,024      2,3         0        (9,930)     (5,549)   (15,479)      46,545

     Net Income                                      128,002                  0       (19,421)    (27,280)   (46,701)      81,301

Preferred Dividends                                    6,327                  0             0           0          0        6,327

Earnings Available for Common Stockholders          $121,675                 $0      ($19,421)   ($27,280)  ($46,701)     $74,974



See accompanying notes to unaudited pro forma New NSP condensed financial statements.

NEW NSP
UNAUDITED PRO FORMA CONDENSED STATEMENT OF INCOME
SIX MONTHS ENDED JUNE 30, 1994
(In thousands)

                                                                                 Pro Forma Adjustments
                                                      NSP         See     Reincorp.     NSP-W         All                 Pro Forma
                                                 (As Reported)    Note     Merger     Divestiture    Other       Total    New NSP
Utility Operating Revenues
  Electric                                         $1,007,382      2,4        $0     ($189,068)     $129,621    ($59,447)   $947,935
  Gas                                                 258,044      2,4         0       (45,041)       (8,113)    (53,154)    204,890
     Total Operating Revenues                       1,265,426                  0      (234,109)      121,508    (112,601)  1,152,825


Utility Operating Expenses
  Electric Production-Fuel and Purchased Power        284,767      2,4         0       (90,144)      110,689     20,545      305,312
  Cost of Gas Sold & Transported                      163,631      2,4         0       (30,080)          293    (29,787)     133,844
  Other Operation                                     259,068      2,4         0       (39,427)       14,989    (24,438)     234,630
  Maintenance                                          81,913       2          0        (9,770)         (624)   (10,394)      71,519
  Depreciation and Amortization                       135,711       2          0       (15,092)         (507)   (15,599)     120,112
  Taxes Other Than Income Taxes                       118,376       2          0        (6,950)         (880)    (7,830)     110,546
  Income Taxes                                         70,638       2          0       (13,105)         (647)   (13,752)      56,886
     Total Operating Expenses                       1,114,104                  0      (204,568)      123,313    (81,255)   1,032,849

Utility Operating Income                              151,322                  0       (29,541)       (1,805)   (31,346)     119,976

Other Income (Expense)
  Equity Earnings of Unconsolidated Investees          12,757       2          0           (66)      (12,691)   (12,757)           0
  Other Income and Deductions - Net                     3,435      2,3         0          (474)       (2,134)    (2,608)         827
       Total Other Income (Expense)                    16,192                  0          (540)      (14,825)   (15,365)         827

Income before Interest Charges                        167,514                  0       (30,081)      (16,630)   (46,711)     120,803

Interest Charges                                       48,911      2,3         0        (8,333)       (4,850)   (13,183)      35,728

     Net Income                                       118,603                  0       (21,748)      (11,780)   (33,528)      85,075

Preferred Dividends                                     6,113                  0             0             0          0        6,113

Earnings Available for Common Stockholders           $112,490                  0      ($21,748)     ($11,780)  ($33,528)     $78,962



See accompanying notes to unaudited pro forma New NSP condensed financial statements.

NEW NSP
UNAUDITED PRO FORMA CONDENSED STATEMENT OF INCOME
TWELVE MONTHS ENDED DECEMBER 31, 1994
(In thousands)


                                                                              Pro Forma Adjustments
                                             NSP          See    Reincorp.     NSP-W         All                     Pro Forma
                                        (As Reported)     Note    Merger     Divestiture    Other         Total       New NSP
Utility Operating Revenues
  Electric                               $2,066,644       2,4       $0       $(374,777)    $260,392     $(114,385)    $1,952,259
  Gas                                       419,903       2,4        0         (76,715)     (12,485)      (89,200)       330,703
      Total Operating Revenues            2,486,547                  0        (451,492)     247,907      (203,585)     2,282,962

Utility Operating Expenses
  Electric Production-Fuel and
    Purchased Power                         570,880       2,4        0        (179,558)     223,109        43,551        614,431
  Cost of Gas Sold & Transported            263,443       2,4        0         (53,484)       2,942       (50,542)       212,901
  Other Operation                           536,168       2,4        0         (77,958)      30,883       (47,075)       489,093
  Maintenance                               170,145        2         0         (22,385)      (1,344)      (23,729)       146,416
  Depreciation and Amortization             273,801        2         0         (30,736)      (1,054)      (31,790)       242,011
  Taxes Other Than Income Taxes             234,564        2         0         (13,710)      (1,905)      (15,615)       218,949
  Income Taxes                              129,228        2         0         (19,077)      (1,046)      (20,123)       109,105
      Total Operating Expenses            2,178,229                  0        (396,908)     251,585      (145,323)     2,032,906

Utility Operating Income                    308,318                  0         (54,584)      (3,678)      (58,262)       250,056

Other Income (Expense)
  Equity Earnings of Unconsolidated
    Investees                                35,863        2         0            (429)     (35,434)      (35,863)             0
  Other Income and Deductions - Net           6,509       2,3        0          (1,106)      (2,625)       (3,731)         2,778
      Total Other Income (Expense)           42,372                  0          (1,535)     (38,059)      (39,594)         2,778

Income before Interest Charges              350,690                  0         (56,119)     (41,737)      (97,856)       252,834

Interest Charges                            107,215       2,3        0         (17,574)      (9,829)      (27,403)        79,812

    Net Income                              243,475                  0         (38,545)     (31,908)      (70,453)       173,022

Preferred Dividends                          12,364                  0               0            0             0         12,364

Earnings Available for Common
  Stockholders                             $231,111                  0        $(38,545)    $(31,908)     $(70,453)      $160,658


See accompanying notes to unaudited pro forma New NSP condensed financial statements.


NEW NSP
NOTES TO UNAUDITED PRO FORMA CONDENSED FINANCIAL STATEMENTS


1. NSP common stock with a $2.50 par value will be canceled and replaced with common stock of New NSP, which will be issued to Primergy, with the same $2.50 par value. As a result, no pro forma adjustment was necessary for stock activity related to the Transaction.

2. Subsidiary assets, liabilities, equity and results of operations have been eliminated from consolidated NSP amounts to reflect the merger of NSP-W into Wisconsin Energy Company and the transfer of ownership and control of all other subsidiaries from NSP to Primergy. Primergy's equity investment in New NSP is assumed to reflect the reduction in net assets related to the merger of NSP-W into Wisconsin Energy Company and transfer of investments in other subsidiaries from NSP to Primergy.

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

5. The Merger Agreement provides that certain gas utility properties and operations in Wisconsin (currently owned by NSP-W) will be transferred to New NSP as part of the Transaction. Pro forma adjustments have not been made for this transfer. The properties to be transferred include utility plant with a net book value of approximately $18 million, representing less than 0.4 percent of New NSP's total assets at June 30, 1995. This transfer is to ensure compliance with certain provisions of the Wisconsin Holding Company Act. The assets and liabilities to be transferred are expected to relate to gas utility properties directly contiguous to NSP's utility service territory in Minnesota.

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



Date:  August 7, 1995