Form 10-Q
period 1995-09-30
NORTHERN STATES POWER CO /MN/
filed 1995-11-13
CIK 72903

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                      FORM 10-Q

  X  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
                                       or

     Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934


For Quarter Ended  September 30, 1995

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

       Class                     Outstanding at October 31, 1995
Common Stock, $2.50 par value           68,099,395 shares



               PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

 Northern States Power Company (Minnesota) and Subsidiaries

        Consolidated Statements of Income (Unaudited)


                                                                   Three Months Ended        Nine Months Ended
                                                                      September 30              September 30
                                                                  1995         1994         1995         1994
                                                                                (Thousands of dollars)
Utility operating revenues
  Electric....................................................   $619,238     $570,522   $1,636,169   $1,577,904
  Gas.........................................................     45,738       41,806      279,647      299,850
    Total ....................................................    664,976      612,328    1,915,816    1,877,754

Utility operating expenses
  Fuel for electric generation................................     86,983       88,163      250,920      248,887
  Purchased and interchange power.............................     74,364       70,028      194,575      194,071
  Cost of gas purchased and transported.......................     26,302       24,987      165,914      188,617
  Other operation.............................................     78,115       79,742      236,590      231,975
  Maintenance.................................................     38,155       39,521      119,180      121,434
  Administrative and general..................................     45,277       46,814      128,769      138,177
  Conservation and energy management..........................     16,395        7,783       36,047       23,256
  Depreciation and amortization...............................     72,776       68,628      216,676      204,340
  Taxes:  Property and general................................     63,816       59,939      188,169      178,315
               Current income tax expense.....................     52,720       40,432      120,593      118,174
               Deferred income tax expense....................        710         (436)      (2,364)      (2,028)
               Deferred investment tax credits recognized.....     (2,229)      (2,205)      (6,705)      (7,717)
      Total...................................................    553,384      523,396    1,648,364    1,637,501

Utility operating income.....................................     111,592       88,932      267,452      240,253

Other income and expense
  Allowance for funds used during construction - equity.......      1,460        1,052        4,658        3,245
  Equity in earnings of unconsolidated investees..............      9,618        8,143       28,088       20,899
  Other income (expense) - net................................     (2,067)       5,273       10,430        6,517
      Total other income......................................      9,011       14,468       43,176       30,661

Income before interest charges................................    120,603      103,400      310,628      270,914

Interest charges
  Interest on long-term debt..................................     29,067       23,863       84,110       69,154
  Other interest and amortization.............................      4,770        5,873       16,537       13,280
  Allowance for funds used during construction - debt.........     (2,037)      (2,401)      (6,823)      (6,188)
      Total...................................................     31,800       27,335       93,824       76,246

Net income ...................................................     88,803       76,065      216,804      194,668

Preferred stock dividends.....................................      3,061        3,097        9,388        9,210

Earnings available for common stock ..........................    $85,742      $72,968     $207,416     $185,458

Average number of common and equivalent
  shares outstanding (000's)..................................     67,496       66,867       67,233       66,799

Earnings per average common share.............................      $1.27        $1.09        $3.09        $2.78

Common dividends declared per share...........................     $0.675       $0.660       $2.010       $1.965

         Statements of Retained Earnings (Unaudited)

Balance at beginning of period................................ $1,215,505   $1,152,787   $1,183,191   $1,127,372

Net income for period.........................................     88,803       76,065      216,804      194,668

Dividends declared:
  Cumulative preferred stock..................................     (3,061)      (3,097)      (9,388)      (9,210)
  Common stock................................................    (45,462)     (44,158)    (134,822)    (131,233)

Balance at end of period...................................... $1,255,785   $1,181,597   $1,255,785   $1,181,597

The Notes to Financial Statements are an integral part of the Statements of Income and Retained Earnings.



   Northern States Power Company (Minnesota) and Subsidiaries
           Consolidated Balance Sheets (Unaudited)

                                                                  September 30,    December 31,
                                                                       1995            1994
                                                                      (Thousands of dollars)

                           ASSETS
Utility Plant
  Electric........................................................   $6,513,675      $6,372,317
  Gas.............................................................      702,025         677,233
  Common..........................................................      296,819         262,506
      Total.......................................................    7,512,519       7,312,056
    Accumulated provision for depreciation........................   (3,317,149)     (3,116,811)
  Nuclear fuel....................................................      829,732         797,097
    Accumulated provision for amortization........................     (743,373)       (718,690)
      Net utility plant...........................................    4,281,729       4,273,652

Current Assets
  Cash and cash equivalents.......................................       45,871          41,055
  Short-term investments..........................................          154             892
  Accounts receivable - net.......................................      300,023         280,858
  Accrued utility revenues........................................       78,731          98,651
  Federal income tax and interest receivable......................            0          28,858
  Fossil fuel inventory - at average cost.........................       50,202          56,960
  Materials and supplies - at average cost........................      103,000         101,878
  Prepayments and other...........................................       47,018          56,075
    Total current assets..........................................      624,999         665,227

Other Assets
  Regulatory assets...............................................      378,638         357,576
  Investments in non-regulated projects and other investments.....      278,254         201,329
  External decommissioning fund...................................      188,008         145,467
  Non-regulated property - net....................................      179,861         172,961
  Federal income tax and interest receivable......................       57,064          56,358
  Intangible assets and other.....................................       84,725          81,001
     Total other assets...........................................    1,166,550       1,014,692
      TOTAL ASSETS................................................   $6,073,278      $5,953,571


                   LIABILITIES AND EQUITY
Capitalization
  Common stock equity:
    Common stock and premium - authorized 160,000,000
      shares of $2.50 par value, issued shares:
      1995, 67,903,547; 1994, 66,922,144..........................     $756,921        $713,180
    Retained earnings.............................................    1,255,785       1,183,191
    Leveraged common stock held by ESOP...........................      (12,254)         (2,990)
    Currency translation adjustments - net........................        2,692           3,586
      Total common stock equity...................................    2,003,144       1,896,967

  Cumulative preferred stock and premium - authorized
    7,000,000 shares of $100 par value; outstanding
    shares:  1995 and 1994, 2,400,000
    without mandatory redemption..................................      240,469         240,469

  Long-term debt..................................................    1,545,244       1,463,354
      Total capitalization........................................    3,788,857       3,600,790

Current Liabilities
  Long-term debt due within one year..............................       26,317          16,106
  Other long-term debt potentially due within one year............      141,600         141,600
  Short-term debt - primarily commercial paper....................      139,448         238,439
  Accounts payable................................................      187,917         234,905
  Taxes accrued...................................................      219,267         178,119
  Interest accrued................................................       30,353          28,164
  Dividends payable on common and preferred stocks................       48,680          47,283
  Accrued payroll, vacation and other.............................       65,123          79,029
      Total current liabilities...................................      858,705         963,645

Other Liabilities
  Deferred income taxes...........................................      860,309         848,870
  Deferred investment tax credits.................................      166,135         173,838
  Regulatory liabilities..........................................      221,847         200,517
  Pension and other benefit obligations...........................      103,061          92,514
  Other long-term obligations and deferred income.................       74,364          73,397
      Total other liabilities.....................................    1,425,716       1,389,136

Commitments and Contingent Liabilities  (See Note 4)

        TOTAL LIABILITIES AND EQUITY..............................   $6,073,278      $5,953,571

The Notes to Financial Statements are an integral part of the Balance Sheets.



        Northern States Power Company (Minnesota) and Subsidiaries

            CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                  Nine Months Ended
                                                                                     September 30
                                                                               1995                1994
                                                                                  (Thousands of dollars)

Cash Flows from Operating Activities:
   Net Income..............................................................     $216,804        $194,668
   Adjustments to reconcile net income to cash from operating activities:
     Depreciation and amortization.........................................      240,971         226,867
     Nuclear fuel amortization.............................................       36,929          34,737
     Deferred income taxes.................................................        4,850          (1,788)
     Deferred investment tax credits recognized............................       (6,937)         (7,950)
     Allowance for funds used during construction - equity.................       (4,658)         (3,245)
     Undistributed equity in earnings of unconsolidated investees..........      (22,411)        (20,899)
     Gain from non-regulated contract terminations.........................      (29,850)         (9,685)
     Cash provided by changes in certain working capital items.............       39,559          29,481
     Conservation program expenditures - net of amortization...............       (9,320)        (18,905)
     Cash provided by (used for) changes in other assets and liabilities...       17,303         (29,118)

  Net cash provided by operating activities                                      483,240         394,163

Cash Flows from Investing Activities:
   Capital expenditures ...................................................     (283,342)       (259,529)
   Decrease in construction payables.......................................      (15,001)         (5,259)
   Allowance for funds used during construction - equity...................        4,658           3,245
   Sale (purchase) of short-term investments - net.........................          738          (1,601)
   Investment in external decommissioning fund.............................      (23,541)        (22,230)
   Proceeds from non-regulated project termination settlements.............       12,285          14,000
   Investments in non-regulated projects and other.........................      (44,476)        (89,852)

  Net cash used for investing activities                                        (348,679)       (361,226)

Cash Flows from Financing Activities:
   Change in short-term debt - net issuances (repayments)..................      (98,991)        146,205
   Proceeds from issuance of long-term debt - net..........................      274,949         208,525
   Loan to ESOP............................................................      (15,000)              0
   Repayment of long-term debt (including reacquisition premium)...........     (191,571)       (267,159)
   Proceeds from issuance of common stock - net............................       43,681             822
   Dividends paid..........................................................     (142,813)       (139,383)

  Net cash used for financing activities                                        (129,745)        (50,990)

Net increase (decrease) in cash and cash equivalents.......................        4,816         (18,053)

Cash and cash equivalents at beginning of period...........................       41,055          57,812

Cash and cash equivalents at end of period.................................      $45,871         $39,759


The Notes to Financial Statements are an integral part of the Statements of Cash Flows.



  Northern States Power Company (Minnesota) and Subsidiaries

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of Northern States Power Company (Minnesota) (the Company) and its subsidiaries (collectively, NSP) as of September 30, 1995 and December 31, 1994, the results of its operations for the three and nine months ended September 30, 1995 and 1994, and its cash flows for the nine months ended September 30, 1995 and 1994. Due to the seasonality of NSP's electric and gas sales, operating results on a quarterly and year-to-date basis are not necessarily an appropriate base from which to project annual results.

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

1.  Proposed Business Combination

     On April 28, 1995 NSP and Wisconsin Energy Corporation
(WEC) entered into an Agreement and Plan of Merger, which provides for a strategic business combination involving NSP and WEC in a "merger-of-equals" transaction. See further discussion of the proposed business combination at Part II, Item 5-Other Information of this report. On July 10, 1995 NSP and WEC filed an application and supporting testimony with the Federal Energy Regulatory Commission (FERC) seeking approval of the proposed merger to form Primergy Corporation. The filing consisted of the merger application, a proposed joint transmission tariff, and an amendment to the NSP Interchange Agreement. On September 11, 1995, several parties, who had previously filed for intervenor status in the FERC merger approval application filing, filed interventions and protests. NSP has been working with the intervenors to resolve the issues and has filed responses to the interventions. On August 4, 1995, similar filings were made with regulatory agencies in states where NSP and WEC provide utility services. The state filings included a request for deferred accounting treatment and rate recovery of costs incurred associated with the proposed merger. At September 30, 1995, $11.1 million of costs associated with the proposed merger had been deferred as a component of Intangible Assets and Other. On September 13, 1995, the shareholders of NSP and WEC voted, in their respective shareholder meetings, approving the plan of merger.

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

     On June 1, 1995, NSP's wholly owned subsidiary, Northern
States Power Company, a Wisconsin corporation (the Wisconsin
Company) filed with the Public Service Commission of Wisconsin
(PSCW) for a $2.7 million increase in natural gas rates and no change in electric rates to be effective January 1, 1996. On
October 6, 1995, the PSCW ordered a $4.8 million decrease, or approximately 1.7%, on an annual basis in the Wisconsin Company's retail electric rates. The new rates will take effect January 1, 1996. A decision regarding the retail gas rate increase is expected by the end of the year.

3.  Business Developments

     Non-regulated Acquisitions - On August 1, 1995, NSP's wholly-owned non-regulated subsidiary, NRG Energy, Inc. (NRG), closed on its acquisition of a 49 percent limited partnership interest in the partnerships holding the operating assets of the district and heating and cooling systems in Pittsburgh and San Francisco. The interest was acquired from Thermal Ventures, Inc., which will continue to operate these systems. Current annual revenue of the San Francisco thermal system is approximately $9 million, and the annual steam sales volumes are approximately 700 million pounds. The San Francisco thermal system provides service to more than 200 buildings. The Pittsburgh thermal system currently has $8 million of annual revenue and provides annual steam sales volumes of 300 million pounds, and chilled water sales volumes of 21 million ton-hours to 24 customers.

     On September 1, 1995, a non-regulated subsidiary of NSP merged with Kansas City-based Energy Masters Corporation (EMC) which resulted in the purchase of an 80 percent ownership interest in EMC by NSP. NSP subsequently assigned its interest in EMC to Cenergy, Inc. (Cenergy), another wholly owned subsidiary of NSP. Cenergy has the option to acquire the remaining 20% of EMC in three years. EMC has offices in seven states nationwide and specializes in energy efficiency improvement services for commercial, industrial and institutional customers. For the latest EMC fiscal year ended October 31, 1994, EMC, with more than 60 employees, had operating revenues of $5.9 million. EMC will continue to operate as a separate legal entity, as a subsidiary of Cenergy.

     Non-regulated Project Developments - NRG, through wholly owned subsidiaries, owns 45% of the San Joaquin Valley Energy Partnership (SJVEP), which owns four power plants located near Fresno, California with a total capacity of 55 megawatts. Through February 1995, the plants operated under long-term Standard Offer 4 (SO4) power sales contracts with Pacific Gas and Electric (PG&E) which expire in 2017. On February 28, 1995 PG&E reached basic agreements with SJVEP to acquire the SO4 contracts. The negotiated agreements will result in cost savings for PG&E customers as well as economic benefits for SJVEP. Under the terms of the agreements, PG&E has been released from its contractual obligation to purchase power generated by SJVEP. Proceeds received from PG&E under the agreements were used to repay SJVEP debt obligations and recover investments in the facilities. SJVEP continues to own and maintain the facilities and to evaluate opportunities to market power without the prior costs incurred for plant depreciation and interest on debt. All regulatory approvals for the agreements were received in the second quarter of 1995. NRG's share of the pretax gain realized by SJVEP from this transaction, which was recorded as a component of Other income (expense)-net in June 1995, was approximately $30 million (26 cents per share after tax). Partially offsetting this gain in the second quarter was a pretax write-down of approximately $5 million (four cents per share after tax) for investments in another domestic energy project of NRG.

     Nuclear Fuel Disposal - NSP is leading a consortium working with the Mescalero Apache Tribe to establish a private facility for interim storage of used nuclear fuel on the Tribe's reservation in New Mexico. On March 9, 1995, the Mescalero Tribe in a second Tribal referendum voted in favor of proceeding with a temporary used nuclear fuel storage site on the Tribe's reservation land. In addition to the Mescalero Apache Tribe, a core group of more than 20 United States nuclear utilities has agreed to support the construction and operation of the interim storage site. Work on the project is underway in several areas, including environmental assessment, facility design, and drawing up the detailed contracts that will govern the construction and operation of the site. An architect engineering firm and an environmental contractor have been retained to perform the environmental and licensing activities. The consortium is currently scheduled to submit a license application for the facility to the Nuclear Regulatory Commission (NRC) in December 1996. The spent fuel storage facility is expected to be operational and able to accept the first shipment of used nuclear fuel by mid-2002.

4.  Commitments and Contingent Liabilities

     Legislative Resource Commitments - In 1994, the Minnesota
Legislature established several energy resource and other commitments for NSP to fulfill as part of its approval of NSP's
Prairie Island nuclear generating plant's temporary nuclear fuel storage facility. As steps in fulfilling these commitments, NSP: (a) selected Zond Systems, Inc. to supply 100 megawatts (Mw) of wind energy to the NSP system by the end of 1996 and obtained a site designation and construction authorization from the Minnesota
Environmental Quality Board (MEQB); and (b) NSP is reviewing proposals from several bidders regarding 50 Mw of farm-grown closed-loop biomass generation. NSP must now secure wind rights from Kenetech Windpower Inc., an unsuccessful bidder, which has indicated that it will resist the transfer of wind rights. The 100 Mw increment represents Phase
II of NSP's commitment to 425 Mw of wind generation resources and the 50 Mw increment represents Phase I of NSP's commitment to 125 Mw of bio-mass generation resources by the end of 2002 as required by the Minnesota Legislature. Currently, 25 Mw of wind generation are already in place. An additional step in fulfilling the legislative commitments was taken on July 20, 1995 when NSP filed documents with the MEQB outlining two alternative Goodhue
County sites to be considered for the development of an interim used nuclear fuel storage facility, as the Minnesota Legislature required. The MEQB has begun a 12 to 18 month public process to examine these sites and any others that may be proposed.

     Nuclear Insurance - The circumstances set forth in Note 17 to NSP's financial statements contained in the 1994 Form 10-K appropriately represent the current status of commitments and contingent liabilities regarding public liability for claims resulting from any nuclear incident.


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

Results of Operations

     Northern States Power Company's earnings per share for the third quarter ended September 30, 1995, were $1.27, up $0.18 from the $1.09 earned for the same period a year ago.

     In addition to items noted in the 1994 Form 10-K, the historical and future trends of NSP's operating results have been and are expected to be impacted by the following factors:

     Non-regulated Business Results - Third quarter results include earnings contributions from non-regulated businesses of $0.08 per share in 1995 and $0.13 per share in 1994. For the nine months ended September 30, non-regulated businesses contributed earnings of $0.49 per share in 1995 and $0.31 per share in 1994.

     The non-regulated earnings for the nine months ended September 30, 1995 include a gain of approximately $0.26 per share recorded in June 1995 from a non-regulated power sales contract termination settlement as discussed in Note 3 to the Financial Statements. A similar gain of approximately $0.09 per share, is reflected in the non-regulated earnings for the three and nine months ended September 30, 1994. Partially offsetting these gains were write-downs of non-regulated investments in domestic energy projects of $0.04 per share recorded in both the second quarter of 1995 and the third quarter of 1994.

     Impact of Weather - NSP estimates sales levels under normal weather conditions and analyzes the approximate effect of weather on actual sales levels. The following summarizes the estimated impact of weather on actual utility operating results
(in relation to sales under normal weather conditions):

                                      Increase (Decrease)
                     1995 vs Normal      1994 vs Normal        1995 vs 1994

  Earnings per Share for:
  Quarter Ended
    September 30              $0.12              ($0.14)              $0.26
  Nine Months Ended
    September 30              $0.17              ($0.02)              $0.19


Third Quarter 1995 Compared with Third Quarter 1994

Utility Operating Results

     Electric revenues for the third quarter 1995 compared with the third quarter 1994 increased $48.7 million or 8.5%. Retail revenues increased approximately $53.6 million or 10.3% largely due to a 8.3% increase in retail electric sales. This sales increase is due mainly to warmer weather and sales growth in 1995. On a weather-adjusted basis, sales growth for the third quarter of 1995 was 2.4% higher than 1994. Retail revenues were impacted by increased cost recovery of conservation expenditures (as discussed below). Wholesale revenues were impacted by the effects of expected contract terminations for seven municipal customers in July 1995, resulting in a $6.4 million decrease.

     Gas revenues for the third quarter 1995 increased $3.9 million or 9.4% compared with the third quarter of 1994. Gas revenues increased primarily due to a 10.2% increase in total gas sales volume partially offset by a 1.2% average price decrease. The sales volume increase is due primarily to higher interruptible sales, which were up 23.5% in the third quarter of 1995. The price decrease is primarily due to rate adjustments for decreased purchased gas costs resulting from changes in natural gas supply and demand market conditions.

     Fuel for electric generation and Purchased and interchange power combined for a net increase of $3.2 million or 2.0% for the third quarter of 1995 compared with the third quarter of 1994. Purchased power expenses increased in 1995 primarily due to higher contracted demand expense. The increased purchased power expense was partially offset by lower fuel expense for the third quarter of 1995. Fuel expense decreased mainly due to increased use of lower cost nuclear generation in 1995, resulting from the 1994 Monticello coast-down for refueling.

     Cost of gas purchased and transported for third quarter
1995 compared with third quarter 1994 increased $1.3 million or 5.3% primarily due to 10.0% higher gas sendout and increased bundled sales, partly offset by lower per unit cost of purchased gas.

     Other operation, Maintenance and Administrative and general expenses together decreased $4.5 million or 2.7% compared with the third quarter 1994. The lower costs are largely due to decreased plant outage related expenses and employee benefit costs in 1995.

     Conservation and energy management increased $8.6 million mainly due to higher amortization levels, consistent with cost recovery under a new electric rate adjustment clause approved by the Minnesota Public Utilities Commission (MPUC) effective May 1, 1995.

     Depreciation and amortization increased $4.1 million or 6.0% compared with the third quarter of 1994. The increase is mainly due to increased plant in service between the two periods.

     Property and general taxes for the third quarter 1995 compared with the third quarter of 1994 increased $3.9 million or 6.5% due primarily to higher property tax rates in the state of Minnesota and increased plant in service.

     Utility income taxes for the third quarter 1995 compared with the third quarter 1994 increased $13.4 million primarily due to higher pretax operating income (after interest charges) between the two periods.

     Other income (expense)-net decreased mainly due to non-regulated items discussed below. The portion related to utility operations decreased $3.5 million in 1995, to a net expense of $0.5 million, due mainly to lower interest income associated with settlements of NSP federal income tax disputes.

     Interest charges related to utility operations increased
$3.8 million to $29.4 million in 1995 largely due to long-term debt issues, net of retirements, in 1995 and 1994, partially offset by lower commercial paper levels in 1995.

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

     Operating Revenues and Expenses - The net results of non-regulated businesses are reported in Other income (expense)-net on the Consolidated Statements of Income. Non-regulated operating revenues decreased $1.4 million in 1995, to $63.3 million, largely due to decreased gas marketing sales by Cenergy. Non-regulated operating expenses decreased $6.8 million in 1995 to $66.5 million primarily due to a $5.0 million write-down of NRG's investment in a non-regulated energy project in 1994 and lower gas costs corresponding with Cenergy gas sales.

     Non-Operating gain - In 1994, a Michigan cogeneration project in which NRG was a 50-percent investor received a payment as compensation for the termination of an energy purchase agreement. Other income (expense)-net for the third quarter of 1994 includes a pretax gain of $9.7 million for NRG's share of the termination settlement, net of project investment costs.

     Equity Income - NSP has a less-than-majority equity interest in several non-regulated projects. Consequently, a large portion of NSP's non-regulated earnings is reported as Equity in Earnings of Unconsolidated Investees on the Consolidated Statements of Income. Equity income increased in the third quarter of 1995 by $1.5 million before taxes primarily due to higher earnings from NRG's international energy projects, partially offset by lower earnings from the cogeneration projects whose contracts were terminated in 1995 (as discussed in Note 3 to the Financial Statements).

     Interest Expense - Interest charges on the Consolidated Statements of Income include interest expense related to non-regulated businesses of $2.4 million in 1995 and $1.7 million in 1994. This increase is due mainly to long-term debt on new affordable housing projects by Eloigne Company, a non-regulated subsidiary of the Company.

     Income Taxes - Other income (expense)-net reported on the Consolidated Statements of Income includes income taxes related to non-regulated businesses. Such income taxes for the third quarter of 1995 were ($0.4) million, a $3.8 million decrease over the third quarter of 1994. The decrease in 1995 is due mainly to the tax effect of the 1994 gain from the cogeneration contract termination discussed above. NSP's management intends to reinvest the earnings of international operations indefinitely. Accordingly, U.S. income taxes and foreign withholding taxes have not been provided on the earnings of international projects.

First Nine Months of 1995 Compared with First Nine Months of
1994

Utility Operating Results

     Electric revenues for the first nine months of 1995 compared with the first nine months of 1994 increased $58.3 million or 3.7%. Retail revenues increased approximately $62.8 million or 4.4% largely due to electric retail sales growth of 3.9%. Warmer than normal summer weather in 1995 contributed to sales growth compared with 1994, which had a cooler than normal summer. On a weather-adjusted basis, retail sales growth for the first nine months of 1995 was 2.4% higher than 1994. Also, although retail revenues were impacted by increased cost recovery of conservation expenditures (as discussed below), such price increases were partly offset by rate adjustments for North Dakota refunds (See Note 2 to Financial Statements) and lower per unit power purchase costs and fossil fuel costs.

     Gas revenues for the first nine months of 1995 decreased
$20.2 million or 6.7% compared with the first nine months of 1994. Gas revenues decreased primarily due to a 7.8% total average price decrease partially offset by a 0.4% increase in gas sales volume.
The price decrease is primarily due to rate adjustments for decreased purchased gas costs resulting from changes in natural gas supply and demand market conditions.

     Fuel for electric generation and Purchased and interchange power combined for a net increase of $2.5 million or 0.6% for the first nine months of 1995 compared with the first nine months of 1994. Fuel expense for the first nine months of 1995 increased $2.0 million mainly as a result of increased sales due to the impact of weather and electric sales growth, and higher
1995 generation levels as a result of scheduled plant maintenance outages in 1994. Purchased power increased primarily due to higher electric demand costs and wind energy purchases, partly offset by lower cost of other energy purchases due to market conditions.

     Cost of gas purchased and transported for the first nine months of 1995 compared with the first nine months of 1994 decreased $22.7 million or 12.0% primarily due to a 11.8% decline in the per unit cost of purchased gas and a 0.2% decrease in gas sendout. The lower cost of purchased gas reflects changes in market conditions while the lower gas sendout reflects the warmer than normal weather in early 1995 compared to colder than normal weather in early 1994.

     Other operation, Maintenance and Administrative and general expenses together decreased $7.0 million or 1.4% compared with the first nine months of 1994. The lower costs are largely due to decreases in employee benefit costs.

     Conservation and energy management increased $12.8 million due mainly to higher amortization levels, consistent with cost recovery under a new electric rate adjustment clause approved by the MPUC effective May 1, 1995.

     Depreciation and amortization increased $12.3 million or 6.0% compared with the first nine months of 1994. The increase is mainly due to increased plant in service between the two periods.

     Property and general taxes for the first nine months of 1995 compared with the first nine months of 1994 increased $9.9 million or 5.5% due primarily to higher property tax rates in the state of Minnesota and increased plant in service.

     Utility income taxes for the first nine months of 1995
compared with the first nine months of 1994 increased $3.1 million primarily due to higher pretax operating income (after interest charges) between the two periods.

     Other income (expense)-net increased mainly due to non-regulated business results discussed below. The portion related to utility operations decreased $2.6 million to a net expense of $2.0 million in the first nine months of 1995 compared with the same period a year ago. This decrease reflects lower interest income from settlements of NSP federal income tax disputes, partly offset by costs incurred in 1994 for the Prairie Island fuel storage issue.

     Interest Charges related to utility operations increased
$16.3 million to $87.1 million in 1995 largely due to long-term debt issues in 1995 and 1994 (net of retirements) and higher short-term interest rates (which affect commercial paper borrowings and variable rate long-term debt).

Non-regulated Business Results

     Operating Revenues and Expenses - The net results of non-regulated businesses are reported in Other income (expense)-net on the Consolidated Statements of Income. Non-regulated operating revenues increased $51.7 million in 1995, to $221.5 million, largely due to increased gas marketing sales by Cenergy. Non-regulated operating expenses increased $56.3 million in 1995 to $228.9 million primarily due to higher gas costs corresponding with Cenergy gas sales and fewer project development costs being capitalized by NRG on pending projects in 1995.

     Equity Income - Equity income increased in the first nine months of 1995 by $7.2 million before taxes primarily due to higher earnings from NRG's international energy projects (one of which did not provide earnings prior to the second quarter of
1994), partially offset by lower earnings from the cogeneration projects whose contracts were terminated in 1995 (as discussed below).

     Non-Operating Gains - In June 1995, final regulatory approvals were obtained for an agreement to terminate a power sales contract between a California energy project in which NRG is a 45% investor and an unrelated utility company (see Note 3 to the Financial Statements). Other income (expense)-net for 1995 includes a pretax gain of approximately $30 million for NRG's share of the termination settlement. Also, as discussed in the third quarter Non-regulated Business Results section, Other income (expense)-net in 1994 includes a pretax gain of approximately $9.7 million for NRG's share of another contract termination settlement.

     Interest Expense - Interest charges on the Consolidated Statements of Income include interest expense related to non-regulated businesses of $6.7 million in 1995 and $5.4 million in 1994. This increase is due mainly to long-term debt on new affordable housing projects by Eloigne Company, a non-regulated subsidiary of the Company.

     Income Taxes - Income taxes related to non-regulated businesses for the first nine months of 1995 were $12.4 million, a $6.3 million increase over the first nine months of 1994. The increase in 1995 is due mainly to higher pretax income from non-regulated businesses, as discussed above.

Liquidity and Capital Resources

     The Company had $139 million in commercial paper debt outstanding as of September 30, 1995. The Company plans to keep credit lines of at least 85% of the highest anticipated level of commercial paper borrowings. Commercial banks currently provide credit lines of approximately $286 million to the Company.
These credit lines make short-term financing available in the form of bank loans and support for commercial paper sales. The Company has regulatory approval for up to $446 million in short-term borrowing levels.

     Commercial banks currently provide credit lines of $12 million to wholly owned subsidiaries of the Company.
Approximately $11 million of those credit lines remained available at September 30, 1995.

     In January 1995, stock options for the purchase of 277,977 shares were awarded under the Company's Executive Long-Term Incentive Award Stock Plan (the Plan). These options are not exercisable for approximately twelve months after grant. As of September 30, 1995, a total of 1,021,940 stock options were outstanding, which were considered as potential common stock equivalents for earnings per share purposes. During the first nine months of 1995, the Company has issued 22,901 new shares of common stock under the Plan pursuant to the exercise of options and awards granted in prior years. Under NSP's Dividend Reinvestment and Stock Purchase Plan, the Company has issued 358,115 shares of common stock during the first nine months of 1995. During 1995, the Company has issued an additional 132,040 shares of new common stock to the ESOP for dividends on Company shares held. In addition, the Company issued common stock in connection with a non-regulated business acquisition.

     On March 29, 1995 the Company loaned $15 million to the Employee Stock Ownership Plan (ESOP) for the financing of stock purchases. The ESOP used the loan proceeds to purchase 342,368 newly issued shares of Company common stock. On April 3, 1995, the Company borrowed $15 million in unsecured debt to finance the ESOP loan on a long-term basis. The interest rate on the unsecured debt of the Company is variable (6.18% for the period July 20, 1995 through October 20, 1995), and is adjusted quarterly based on changes in London Interbank Offered Rates (LIBOR). The loan has a term of approximately seven years and will be repaid in quarterly installments.

     On July 7, 1995 the Company issued $250,000,000 of first mortgage bonds due July 1, 2025 with an interest rate of 7 1/8%. The proceeds from these bonds were added to the general funds of the Company and applied to the redemption (on August 2, 1995) of $98,000,000 in principal amount of its 9 1/8% First Mortgage Bonds due July 1, 2019 at a redemption price of 106.388% and to the redemption (on August 2, 1995) of $70,000,000 in principal amount of its 9 3/8% First Mortgage Bond due June 1, 2020 at a redemption price of 107.032%. The balance of the net proceeds was used to repay short-term borrowings.

                  Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     As discussed in the Legal Proceedings section of Item 3 of the Company's 1994 Annual Report on Form 10-K, on July 22, 1993, a natural gas explosion occurred on the Company's distribution system in St. Paul, MN. Sixteen lawsuits have been filed against the Company in regard to the explosion, including one suit with multiple plaintiffs. In April 1995 the National Transportation Safety Board concluded the City of St. Paul contractors were largely responsible for the natural gas explosion. The report found little, if any, fault with the actions taken by or conduct of the Company. A trial to decide civil liability and the parties responsible for the explosion has been scheduled for February 1997, with the damages portion of the trial scheduled for six months thereafter.

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

     On August 9, 1995 the Company was designated as a "potentially responsible party" at the Schnitzer Iron & Metal Site (Site) in Ramsey County, Minnesota. Schnitzer Company operated at the Site from approximately 1928 to 1983 as a scrap metal recycling facility. As part of its recycling operations, the Schnitzer Company operated metal shears and other equipment which were used to reduce the size of scrap metal. Casings from NSP transformers were allegedly included in the scrap metal and in the handling of scrap transformers the Site was allegedly contaminated by transformer oil containing polychlorinated biphenyls (PCBs). In addition to PCB contamination, the Site is also contaminated by lead. The cost to clean up the Site has been estimated from $0.6 million to $4.0 million. In addition to NSP, fifteen other parties have been identified as PRP's and other parties have been identified as de minimis or de micromis parties. The extent of NSP's liability, if any, and share of any cost of clean up has not yet been determined.

     On October 12, 1995, during operation of the Company's Monticello nuclear generating plant, plant personnel found a valve in a loop of the drywell spray system which was left out of service from the previous year's outage. The issue was reported to the United States Nuclear Regulatory Commission, which is currently investigating this matter. The NRC will likely issue an inspection report with a statement of an "apparent violation" of NRC regulations in the next 30 days.

     For a discussion of proceedings involving NSP's utility rates, see Note 2 to these Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders of the Company was held on September 13, 1995, for the purpose of voting on the matters listed below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to management's solicitations. All of management's nominees for directors as listed in the proxy statement were elected. The matters before the meeting and the voting results were as follows:

1. A proposal to approve the Amended and Restated Agreement and Plan of Merger, dated as of April 28, 1995, as amended and restated as of July 26, 1995 ("Merger Agreement"), among NSP, Wisconsin Energy Corporation, a Wisconsin corporation ("WEC" and, after the effective time of the mergers contemplated by the Merger Agreement, Primergy Corporation ("Primergy")), Northern Power Wisconsin Corp., a Wisconsin corporation and a wholly owned subsidiary of NSP ("New NSP") and WEC Sub Corp., a Wisconsin corporation and a wholly owned subsidiary of WEC ("WEC Sub");

        Shares
      Voted For          Voted Against       Voted Abstain
      49,837,850           1,381,074             589,243

2.  A proposal to approve the Primergy Stock Incentive Plan;

        Shares
      Voted For          Voted Against       Voted Abstain
     44,488,504            5,792,198           1,527,465

3.  A proposal to approve the Primergy Management Incentive
    Compensation Plan;

        Shares
      Voted For          Voted Against       Voted Abstain
      43,100,532           6,795,108           1,912,528

4. A proposal to elect four directors to Class III to serve for a term of three years until their successors are elected and qualified;

                                   Shares
    Election of Directors         Voted For          Withheld Authority

    H. Lyman Bretting             56,985,000         1,187,161
    David A. Christensen          56,962,867         1,209,294
    Allen F. Jacobson             56,879,340         1,292,821
    Margaret R. Preska            56,831,990         1,340,171

5. A proposal to ratify the appointment of Price Waterhouse LLP as independent accountants for NSP for 1995;

        Shares
      Voted For       Voted Against          Voted Abstain
      56,806,595          659,454               706,110

6.  A "Shareholder Resolution on Public Image"

        Shares
      Voted For       Voted Against          Voted Abstain
       2,777,876       45,531,877              3,498,414

7.  A "Shareholder Resolution on Regulatory Reform"

        Shares
      Voted For       Voted Against          Voted Abstain
       2,730,343       46,499,783              2,578,041

    The number of broker non-votes on all matters voted was 6,363,993.

Item 5.  Other Information

MERGER AGREEMENT WITH WISCONSIN ENERGY CORPORATION

      As previously reported in Northern States Power Company's Current Report on Form 8-K, dated April 28, 1995 and filed on May 3, 1995, and Quarterly Report on Form 10-Q for the quarters ended March 31 and June 30, 1995, NSP, WEC, New NSP, and WEC Sub, have entered into an Agreement and Plan of Merger (the "Merger Agreement"), which provides for a strategic business combination involving NSP and WEC in a "merger-of-equals" transaction (the "Transaction"). The Transaction, which was ap-proved by the shareholders of the constituent companies at meetings held on September 13, 1995, is expected to close shortly after all of the conditions to the consummation of the Transaction, including obtaining applicable regulatory approv-als, are met or waived. The regulatory approval process is expected to take approximately 12 to 18 months from April 28, 1995.

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

      As noted above, pursuant to the Transaction, NSP will reincorporate in Wisconsin for regulatory reasons. This reincorporation will be accomplished by the merger of NSP into New NSP, with New NSP being the surviving corporation and succeeding to the business of NSP as an operating public utility. Following such merger, WEC Sub will be merged with and into New NSP, with New NSP being the surviving corporation and becoming a subsidiary of Primergy. Both New NSP and WEC Sub were created to effect the Transaction and will not have any significant operations, assets or liabilities prior to such mergers. After the Transaction is completed, current common stockholders of NSP will own shares of Primergy common stock, and current bondholders and preferred stockholders of NSP will become investors in New NSP.

SUMMARIZED PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

      The following summary of unaudited pro forma financial information reflects the adjustment of the historical consolidated balance sheets and statements of income of NSP and WEC to give effect to the Transaction to form Primergy and a new subsidiary structure. The unaudited pro forma balance sheet information gives effect to the Transaction as if it had occurred on that date. The unaudited pro forma income statement information gives effect to the Transaction as if it had occurred at the beginning of the periods presented. This pro forma information was prepared from the historical consolidated financial statements of NSP and WEC on the basis of accounting for the Transaction as a pooling of interests and should be read in conjunction with such historical consolidated financial statements and related notes thereto of NSP and WEC. A $141 million pro forma adjustment has been made to conform the presentations of noncurrent deferred income taxes in the summarized pro forma combined balance sheet information as a net liability. The pro forma combined earnings per common share reflect pro forma adjustments to average common shares outstanding in accordance with the stock conversion provisions of the Merger Agreement. The following information is not necessarily indicative of the financial position or operating results that would have occurred had the Transaction been consummated on the date, or at the beginning of the periods, for which the Transaction is being given effect nor is it necessarily indicative of future operating results or financial position.

      The summarized Primergy pro forma financial information reflects the combination of the historical financial statements of NSP and WEC after giving effect to the Transaction to form
Primergy.

      The summarized New NSP pro forma financial information reflects the adjustment of the historical financial statements of NSP to give effect to the Transaction, including the reincorporation of NSP in Wisconsin, the merger of NSP-W into Wisconsin Energy Company, and the transfer of ownership of all of the current NSP subsidiaries to Primergy.

PRIMERGY CORP:
                                                     Pro Forma
                                  NSP         WEC    Combined
                        (in millions, except per share amounts)

As of September 30, 1995:
  Utility Plant-Net              $4,282      $2,879     $7,161
  Current Assets                    625         470      1,095
  Other Assets                    1,166       1,106      2,131
    Total Assets                 $6,073      $4,455    $10,387

Common Stockholders' Equity      $2,003      $1,838     $3,841
Preferred Stock and Premium         241          30        271
Long-Term Debt                    1,545       1,250      2,795
    Total Capitalization          3,789       3,118      6,907
Current Liabilities                 858         455      1,313
Other Liabilities                 1,426         882      2,167
    Total Equity & Liabilities   $6,073      $4,455    $10,387

For the Nine Months Ended
  September 30, 1995:
  Utility Operating Revenues     $1,916      $1,303     $3,219
  Utility Operating Income         $267        $238       $505
  Net Income, after Preferred
    Dividend Requirements          $207        $173       $380
  Earnings per Common Share:
    As reported                   $3.09       $1.57         --
    NSP Equivalent Shares            --          --      $2.82
    Primergy Shares                  --          --      $1.74


NEW NSP:
                                        Merger
                                     Divestitures   Pro Forma
                                NSP      Net         New NSP
                         (in millions)
As of September 30, 1995:
  Utility Plant-Net            $4,282       ($687)     $3,595
  Current Assets                  625        (120)        505
  Other Assets                  1,166        (503)        663
    Total Assets               $6,073     ($1,310)     $4,763

Common Stockholder's Equity    $2,003       ($673)     $1,330
Preferred Stock and Premium       241          --         241
Long-Term Debt                  1,545        (358)      1,187
    Total Capitalization        3,789      (1,031)      2,758
Current Liabilities               858         (83)        775
Other Liabilities               1,426        (196)      1,230
    Total Equity & Liabilities $6,073     ($1,310)     $4,763

For the Nine Months Ended
  September 30, 1995:
  Utility Operating Revenues   $1,916       ($150)     $1,766
  Utility Operating Income       $267        ($41)       $226
  Net Income, after Preferred
    Dividend Requirements        $207        ($57)       $150

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

The following Exhibits are filed with this report:

      27.01 Financial Data Schedule for the nine months ended
September 30, 1995.

The following Exhibits are incorporated herein by reference:

      2.01 Amended and Restated Agreement and Plan of Merger, dated as of April 28, 1995, as amended and restated as of July 26, 1995, by and among Northern States
            Power Company, Wisconsin Energy Corporation,
            Northern Power Wisconsin Corp. and WEC Sub Corp.
            (Exhibit (2)-1 to Northern Power Wisconsin Corporation's Registration Statement on Form S-4 filed on August 7, 1995, Registration No. 33-61619-01.)

(b)   Reports on Form 8-K

      The following reports on Form 8-K were filed either during the three months ended September 30, 1995, or between September
30, 1995 and the date of this report:

      September 1, 1995 (Filed September 13, 1995) - Item 5. Other Events. Disclosure of an acquisition of Energy Masters Corporation, a non-regulated company specializing in energy efficiency improvement services, and disclosure of the 1995 earnings outlook.

      September 13, 1995 - Item 5. Other Events. Disclosure of the shareholders vote approving the plan of merger between NSP and WEC by both NSP and WEC shareholders.

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



Date:  November 13, 1995