Form 10-Q/A
period 1995-09-30
NORTHERN STATES POWER CO /MN/
filed 1996-01-04
CIK 72903

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


                                   NORTHERN STATES POWER COMPANY
                                   (Registrant)



                                   (Roger D. Sandeen)
                                   Roger D. Sandeen
                                   Vice President, Controller and
                                     Chief Information Officer


                                   (Edward J. McIntyre)
                                   Edward J. McIntyre
                                   Vice President and Chief Financial
                                     Officer



Date:  January 4, 1996



                                     EXHIBIT INDEX


Method of            Exhibit
 Filing                No.               Description

   DT                 27.01              Financial Data Schedule


DT = Filed electronically with this direct transmission.