Form 10-Q
period 1996-03-31
NORTHERN STATES POWER CO /MN/
filed 1996-05-15
CIK 72903

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                           FORM 10-Q

X  Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934

                             or

   Transition Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934


For Quarter Ended March 31, 1996

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

    Class                         Outstanding at April 30, 1996
Common Stock, $2.50 par value           68,707,003 shares

Item 1.  Financial Statements

Northern States Power Company (Minnesota) and Subsidiaries
     Consolidated Statements of Income (Unaudited)

                                                                 Three Months Ended
                                                                      March 31
                                                              1996            1995
                                                              (Thousands of dollars)
Utility operating revenues
 Electric.................................................    $512,943        $497,314
 Gas......................................................     205,766         163,853
   Total..................................................     718,709         661,167

Utility operating expenses
 Fuel for electric generation.............................      76,092          83,338
 Purchased and interchange power..........................      62,209          51,733
 Cost of gas purchased and transported....................     133,525          99,415
 Other operation..........................................      83,961          78,994
 Maintenance..............................................      47,068          37,767
 Administrative and general...............................      34,941          43,749
 Conservation and energy management.......................      16,190           7,770
 Depreciation and amortization............................      74,651          71,831
 Taxes: Property and general..............................      60,129          62,279
        Current income tax expense........................      54,827          40,122
        Deferred income tax expense.......................     (11,954)         (1,290)
        Investment tax credit adjustments - net...........      (2,207)         (2,239)
   Total..................................................     629,432         573,469

Utility operating income..................................      89,277          87,698

Other income (expense)
 Equity in earnings of unconsolidated affiliates..........       5,989           8,838
 Allowance for funds used during construction - equity....       2,580           1,338
 Other income (deductions) - net..........................      (3,426)          2,025
 Income taxes on non-regulated operations
  and non-operating items.................................       4,029            (934)
  Total ..................................................       9,172          11,267

Income before interest charges............................      98,449          98,965

Interest charges
 Interest on utility long-term debt.......................      25,021          25,266
 Other utility interest and amortization..................       4,999           5,117
 Non-regulated interest and amortization..................       4,065           2,285
 Allowance for funds used during construction - debt......      (2,846)         (1,893)
   Total..................................................      31,239          30,775

Net Income ...............................................      67,210          68,190

Preferred stock dividends ................................       3,061           3,201

Earnings available for common stock.......................     $64,149         $64,989

Average number of common and equivalent
  shares outstanding (000's)..............................      68,308          67,004

Earnings per average common share.........................       $0.94           $0.97

Common dividends declared per share.......................      $0.675          $0.660

      Statements of Retained Earnings (Unaudited)

Balance at beginning of period............................  $1,266,026      $1,183,191

Net income for period.....................................      67,210          68,190

Dividends declared:
 Cumulative preferred stock...............................      (3,061)         (3,201)
 Common stock.............................................     (45,659)        (44,198)

Balance at end of period..................................  $1,284,516      $1,203,982

The Notes to Financial Statements are an integral part of the Statements of Income and Retained Earnings.


   Northern States Power Company (Minnesota) and Subsidiaries
         Consolidated Balance Sheets (Unaudited)

                                                             March 31,     December 31,
                                                               1996            1995
                                                                (Thousands of dollars)
                         ASSETS
Utility Plant
  Electric................................................    $6,608,730     $6,553,383
  Gas.....................................................       712,259        710,035
  Common..................................................       312,511        299,585
      Total...............................................     7,633,500      7,563,003
    Accumulated provision for depreciation................    (3,414,077)    (3,343,760)
  Nuclear fuel............................................       864,404        843,919
    Accumulated provision for amortization................      (762,397)      (752,821)
      Net utility plant...................................     4,321,430      4,310,341

Current Assets
  Cash and cash equivalents...............................        94,740         28,794
  Short-term investments..................................           224            149
  Customer accounts receivable - net......................       279,347        281,584
  Unbilled utility revenues...............................       123,262        112,650
  Other receivables.......................................        71,846         78,993
  Fossil fuel inventories - at average cost...............        26,482         43,941
  Materials and supplies inventories - at average cost....       103,050        100,607
  Special deposits - non-regulated projects...............        97,989          9,773
  Prepayments and other...................................        40,738         47,972
    Total current assets..................................       837,678        704,463

Other Assets
  Regulatory assets.......................................       365,265        374,212
  Equity investments in non-regulated projects
   and other investments..................................       299,892        289,495
  External decommissioning fund investments...............       214,437        203,625
  Non-regulated property - net............................       176,684        177,598
  Long-term receivables...................................        67,848         83,065
  Intangible and other assets.............................        97,980         85,786
     Total other assets...................................     1,222,106      1,213,781
      TOTAL ASSETS........................................    $6,381,214     $6,228,585

                 LIABILITIES AND EQUITY
Capitalization
  Common stock equity:
    Common stock and premium - authorized 160,000,000
      shares of $2.50 par value, issued shares:
      1996, 68,499,928; 1995, 68,175,934..................      $786,067       $769,534
    Retained earnings.....................................     1,284,516      1,266,026
    Leveraged common stock held by ESOP...................        (9,033)       (10,657)
    Currency translation adjustments - net................         4,717          2,488
      Total common stock equity...........................     2,066,267      2,027,391

  Cumulative preferred stock and premium - authorized
    7,000,000 shares of $100 par value; outstanding
    shares:  1996 and 1995, 2,400,000
    without mandatory redemption..........................       240,469        240,469

  Long-term debt..........................................     1,667,951      1,542,286
      Total capitalization................................     3,974,687      3,810,146

Current Liabilities
  Long-term debt due within one year......................        15,089         25,760
  Other long-term debt potentially due within one year....       141,600        141,600
  Short-term debt - primarily commercial paper............       169,077        216,194
  Accounts payable........................................       230,393        246,051
  Taxes accrued...........................................       277,421        202,777
  Interest accrued........................................        33,984         31,806
  Dividends payable on common and preferred stocks........        48,721         48,875
  Accrued payroll, vacation and other.....................        82,169         78,310
      Total current liabilities...........................       998,454        991,373

Other Liabilities
  Deferred income taxes...................................       818,216        841,153
  Deferred investment tax credits.........................       159,196        161,513
  Regulatory liabilities..................................       245,083        242,787
  Pension and other benefit obligations...................       120,610        115,797
  Other long-term obligations and deferred income.........        64,968         65,816
      Total other liabilities.............................     1,408,073      1,427,066

Commitments and Contingent Liabilities  (See Note 4)

        TOTAL LIABILITIES AND EQUITY......................    $6,381,214     $6,228,585

The Notes to Financial Statements are an integral part of the Balance Sheets.



  Northern States Power Company (Minnesota) and Subsidiaries

      CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                Three Months Ended
                                                                      March 31,
                                                                  1996        1995
                                                              (Thousands of dollars)
Cash Flows from Operating Activities:
   Net Income.................................................     $67,210     $68,190
   Adjustments to reconcile net income to cash from
    operating activities:
     Depreciation and amortization............................      81,643      79,517
     Nuclear fuel amortization................................       9,576      12,817
     Deferred income taxes....................................     (13,494)       (780)
     Deferred investment tax credits recognized...............      (2,284)     (2,349)
     Allowance for funds used during construction - equity....      (2,580)     (1,338)
     Undistributed equity in earnings of unconsolidated
      affiliate operations....................................      (4,761)     (6,241)
     Cash provided by changes in certain working
      capital items...........................................      79,077      68,532
     Conservation program expenditures - net of amortization..        (403)     (3,953)
     Cash provided by changes in other assets and liabilities.       4,821      17,483

  Net cash provided by operating activities...................     218,805     231,878

Cash Flows from Investing Activities:
   Capital expenditures ......................................     (98,571)    (77,989)
   Decrease in construction payables..........................      (5,485)    (14,724)
   Allowance for funds used during construction - equity......       2,580       1,338
   Purchase of short-term investments - net...................         (75)     (1,000)
   Investment in external decommissioning fund................     (10,036)     (6,981)
   Equity investments in and deposits for  non-regulated
    projects and other........................................     (75,933)     (7,096)

  Net cash used for investing activities......................    (187,520)   (106,452)

Cash Flows from Financing Activities:
   Change in short-term debt - net issuances (repayments).....     (47,117)    (80,791)
   Proceeds from issuance of long-term debt - net.............     125,333       3,171
   Loan to ESOP...............................................           0     (15,000)
   Repayment of long-term debt, including reacquisition
    premium...................................................     (11,017)     (5,656)
   Proceeds from issuance of common stock - net...............      16,337      15,400
   Dividends paid.............................................     (48,875)    (47,080)

  Net cash provided by (used for) financing activities........      34,661    (129,956)

Net increase (decrease) in cash and cash equivalents..........      65,946      (4,530)

Cash and cash equivalents at beginning of period..............      28,794      41,055

Cash and cash equivalents at end of period....................     $94,740     $36,525


The Notes to Financial Statements are an integral part of the Statements of Cash Flows.


             Northern States Power Company (Minnesota) and Subsidiaries

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of Northern States Power Company (Minnesota) (the Company) and its subsidiaries (collectively, NSP) as of March 31, 1996 and December 31, 1995, the results of its operations for the three months ended March 31, 1996 and 1995, and its cash flows for the three months ended March 31, 1996 and 1995. Due to the seasonality of NSP's electric and gas sales, operating results on a quarterly basis are not necessarily an appropriate base from which to project annual results.

     The accounting policies followed by NSP are set forth in
Note 1 to NSP's financial statements in NSP's Annual Report on Form 10-K for the year ended December 31, 1995 (1995 Form 10-K). The following notes should be read in conjunction with such policies and other disclosures in the 1995 Form 10-K.

     Certain reclassifications have been made to 1995 financial information to conform with the 1996 presentation. These reclassifications had no effect on net income or earnings per share as previously reported.

1.   Summary of Significant Accounting Policies

     1996 Accounting Change - Wisconsin Gas Costs - While fixed costs (demand charges) from gas suppliers and transporters are incurred fairly evenly throughout the year, such costs are recovered in customer rates on a per unit basis (using average annual costs per unit), primarily in the winter heating season when sales volumes are highest. Also, the energy price of gas purchased (excluding demand charges) can vary from estimated levels included in customer rates. As a result, gas costs for both demand and energy charges are incurred throughout the year at a different time than when such costs are recovered from customers. The purchased gas adjustment (PGA) clause allows customer rates to be adjusted periodically to ensure full recovery of all gas costs incurred.

     Effective Jan. 1, 1996, NSP's subsidiary, Northern States Power Company, a Wisconsin corporation (the Wisconsin Company) changed its method of accounting for the regulatory effects of costs recovered through the PGA rate adjustment clause. Previously, the Wisconsin Company expensed gas costs as incurred. Beginning in 1996, the cost of gas expensed is adjusted to equal the level of cost recovery in customer rates, with such adjustments being reflected as regulatory deferrals on the balance sheet. This accounting change results in a better matching of revenues and expenses, and conforms to the cost recognition method used by the Company.

     This change affects the timing of expense recognition within the year but will not change total annual gas expense for 1996 or any prior years. The effect of the change on first quarter 1996 results was an increase in gas costs recognized and a decrease in pretax operating income of approximately $6.5 million, and a decrease in net income of $3.9 million (six cents per share). Consistent with accounting requirements, prior year quarterly results have not been restated for this change. Had the change been implemented as of Jan. 1, 1995, the effect of the change on first quarter 1995 results would have been an increase in gas costs and a decrease in pretax operating income of $3.7 million, and a decrease in net income of $2.2 million (three cents per share).

2.   Proposed Business Combination

     On April 28, 1995 NSP and Wisconsin Energy Corporation
(WEC) entered into an Agreement and Plan of Merger, which provides for a strategic business combination involving NSP and WEC in a "merger-of-equals" transaction to form Primergy Corporation (Primergy). See further discussion of the proposed business combination in the 1995 Form 10-K and Part II, Item 5-Other Information of this report. On April 5, 1996, NSP and WEC submitted the initial filing to the Securities and Exchange Commission to facilitate registration of Primergy under the Public Utility Holding Company Act of 1935, as amended. On April 10, 1996, the Michigan Public Service Commission approved the merger application, through a settlement agreement containing terms consistent with the merger application. This is the first of four states to act where approval of the merger is required. The merger filings with each state included a request for deferred accounting treatment and rate recovery of costs incurred associated with the proposed merger. At March 31, 1996, $16.3 million of costs associated with the proposed merger and incurred by NSP had been deferred as a component of Intangible Assets and Other.

3.   Business Developments

     Non-regulated Acquisitions - On April 30, 1996, NSP's wholly owned non-regulated subsidiary, NRG Energy, Inc. (NRG), closed its acquisition of a 41.86-percent interest in O'Brien Environmental Energy, Inc. (O'Brien) from bankruptcy. O'Brien has been renamed NRG Generating (U.S.) Inc., and the former shareholders of O'Brien own the remaining 58.14 percent of NRG Generating, which will be publicly traded. As a result of the purchase, approximately $107.3 million was made available to O'Brien and its creditors by NRG consisting of the following:
(i) a $30.8 million equity investment by NRG for its 41.86 percent interest in O'Brien; (ii) a $7.5 million investment by NEO Corporation, a wholly owned subsidiary of NRG, for all of O'Brien's interest in certain biogas projects; and (iii) loans totaling $69 million from NRG to O'Brien. Approximately $87 million of these investments in and loans to O'Brien were reflected as Special Deposits - Non-regulated Projects in current assets on the consolidated balance sheet at March 31, 1996. In connection with the closing on its O'Brien acquisition, NRG was released from its $100 million letter of credit obtained in January 1996 to secure its obligation to complete its proposed investment in O'Brien. O'Brien has interests in eight domestic operating power generation facilities with aggregate capacity of approximately 230 megawatts, and in one 150-megawatt facility in the contract stage of development.

4.   Commitments and Contingent Liabilities

     Nuclear Insurance - The circumstances set forth in Note 15 to NSP's financial statements contained in the 1995 Form 10-K appropriately represent the current status of commitments and contingent liabilities regarding public liability for claims resulting from any nuclear incident.

Item 2             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND RESULTS OF OPERATION

     On April 28, 1995, the Company and WEC entered into an Agreement and Plan of Merger which provides for a strategic business combination involving the two companies in a "merger-of-equals" transaction. Further information concerning this agreement and proposed transaction and pro forma financial information with respect thereto is included in the 1995 Form 10-K and Part II of this report. The following discussion and analysis is based on the financial condition and operations of NSP and does not reflect the potential effects of its combination with WEC.

     The following discussion and analysis contains forward-looking statements. When used in this document, the words "anticipate", "estimate", "expect", "objective" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including those that are described in Exhibit 99.01 to this report.

Results of Operations

     Northern States Power Company's earnings per share for the first quarter ended March 31, 1996, were $.94, down $.03 from the $.97 earned for the same period a year ago.

     In addition to items noted in the 1995 Form 10-K, the historical and future trends of NSP's operating results have been and are expected to be affected by the following factors:

     Non-regulated Business Results - Quarterly results include earnings contributions from non-regulated businesses of $0.04 per share in 1996 and $0.13 per share in 1995. The following summarizes the earnings contributions of NSP's non-regulated businesses:

                                   3 Mos. Ended
                                3/31/96    3/31/95

    NRG                           $0.04      $0.11
    Eloigne Company                0.01       0.01
    Cenerprise, Inc.
     (Cenerprise)                 (0.03)      0.00
    Other                          0.02       0.01
      Total                       $0.04      $0.13

     Due to the nature of these non-regulated businesses, NSP anticipates that the earnings from non-regulated operations will experience more variability than regulated utility businesses. As discussed below, NSP's non-regulated earnings in the three-month period ended March 31, 1996 are experiencing such variability.

      NRG - NRG's first quarter earnings were down from a year ago due to a combination of higher business development expenses, which increased overall operating expenses, and lower equity in earnings of projects. NRG experienced an increased level of business development costs in late 1995 and early in 1996 as it pursued several significant international and domestic projects. Until there is substantial assurance that a project in development will come to financial closure, such costs are expensed. Equity in earnings of projects decreased in 1996, as lower equity in earnings from the MIBRAG and Gladstone projects were only partially offset by higher earnings from Schkopau. Equity in earnings from MIBRAG decreased due to an expected decline in heating briquette and coal sales, while Gladstone incurred higher labor costs. Partially offsetting these decreases, one unit of the Schkopau power generation facility began commercial operation in March 1996, with the second unit scheduled to come on line later in 1996.

      Cenerprise - Cenerprise's first quarter earnings were down due largely to unusually high gas costs incurred to meet customer demand requirements, and to losses incurred from gas trading activities. With the extremely cold weather experienced throughout the U.S. in the first quarter of 1996, several of Cenerprise's gas suppliers and transporters curtailed product availability. Other, more expensive sources of spot gas supply were needed to meet sales commitments to Cenerprise's customers. Cenerprise is investigating legal action against suppliers who may not have met their contractual obligations to supply gas.
      Also, Cenerprise has curtailed its gas trading activities and will trade only to support its end-use customer sales in the future.

     Estimated Impact of Weather on Regulated Earnings - NSP estimates sales levels under normal weather conditions and analyzes the approximate effect of variations from historical average temperatures on actual sales levels. The following summarizes the estimated impact of weather on actual utility operating results (in relation to sales under normal weather conditions):

                          Increase (Decrease)
                    Actual               Actual                    Actual
                    1996 vs Normal       1995 vs Normal         1996 vs 1995
Earnings per
Share for
Quarter Ended
March 31                     $0.09               ($0.06)               $0.15

     The estimated impact of weather on the first quarter of 1996 considers only the impacts of variations from average temperatures, including the extremely cold temperatures in late January and early February of 1996. Although such cold weather in this period would be expected to result in increased energy sales, an ice storm immediately preceding the cold weather resulted in as many as 200,000 customers being temporarily out of service, and bitterly cold temperatures resulted in some customers shutting down or curtailing their operations. Because these secondary weather impacts are not reliably quantifiable, their expected effects (an offset to the energy sales increase from cold weather) have not been included in the estimated impact of weather on 1996 operating results.

     Competition - On April 24, 1996, the Federal Energy Regulatory Commission (FERC) issued two final rules regarding an earlier proposal (called the "Mega-NOPR") for electric utilities to offer open access transmission service to wholesale transmission users. The ruling, which will take effect later this year, requires utilities and other transmission users to abide by the same terms and conditions in transmitting power and is intended to promote competition. A new proposed rule, Capacity Reservation Open Access Transmission Tariffs, was also issued. While NSP is still reviewing the provisions of these new rules and is unable at this time to precisely determine their impact on future operations, NSP continues to be generally supportive of the FERC's efforts to increase competition.

First Quarter 1996 Compared with First Quarter 1995

Utility Operating Results

     Electric revenues for the first quarter 1996 compared with the first quarter 1995 increased $15.6 million or 3.1%. Retail revenues increased approximately $31.9 million or 7.0% largely due to a 4.1% increase in retail electric sales. The increase in retail electric sales is due to colder-than-normal weather (as discussed above) and sales growth. In addition, retail prices increased 2.8% primarily due to increased recovery of deferred conservation and energy management costs and fuel expense recovery (as discussed below). Wholesale revenues were impacted by the effects of expected contract terminations for seven municipal customers in July 1995, resulting in a $5.4 million decrease. Revenues from sales to other utilities decreased by $11.0 million mainly due to decreases in sales volume. This decrease in sales to other utilities reflects higher retail sales requirements and less plant availability due to more major planned outages in 1996 (as discussed below).

     Gas revenues for the first quarter 1996 increased $41.9 million or 25.6% compared with the first quarter of 1995. Gas revenues increased due to a 18.8% increase in gas sales volume and a 6.3% average price increase. The sales volume increase is due primarily to weather impacts (as discussed previously) and firm sales growth. The price increase is mainly due to rate adjustments for increased purchased gas costs resulting from changes in natural gas market conditions.

     Fuel for electric generation and Purchased and interchange power combined for a net increase of $3.2 million or 2.4% for the first quarter of 1996 compared with the first quarter of 1995. Purchased and interchange power increased $10.5 million due primarily to higher cost of purchases, reflecting market conditions and higher purchases due to less plant availability (as discussed previously). The increased purchased power cost was partially offset by lower fuel expense of $7.2 million mainly due to less nuclear output in 1996 because of a planned nuclear maintenance outage, and lower average fossil fuel cost due to a new coal transportation contract in July 1995.

     Cost of gas purchased and transported for first quarter 1996 compared with first quarter 1995 increased $34.1 million or 34.3% due to higher gas sendout and higher per unit cost of purchased gas. The higher gas sendout reflects increased gas sales, while the higher cost of purchased gas reflects changes in market conditions and gas cost adjustments. (See
Note 1 to the Financial Statements for discussion of the accounting change for Wisconsin gas costs to more accurately match cost recovery in revenues.)

     Other operation, Maintenance and Administrative and general expenses together increased $5.5 million or 3.4% compared with the first quarter 1995. The higher costs are largely due to the timing of scheduled plant maintenance outages and an ice storm, partially offset by lower administrative and general costs. Planned maintenance outages occurred at two major plants in the first quarter of 1996 compared with only one major plant in the first quarter of 1995. Of the $14.3 million increase in Other operation and Maintenance expenses, $9.5 million is due to additional costs related to the timing of planned outages at generating plants. Due to an ice storm in late January 1996, an additional $2 million in maintenance costs were incurred to bring customers back into service and to repair other damage to NSP's transmission and distribution system.

     Conservation and energy management increased $8.4 million in the three-month period ended March 31, 1996 compared to the same period in the prior year due to higher amortization levels and concurrent rate recovery of deferred electric and gas conservation and energy management program costs. These higher amortization levels are consistent with new retail electric and gas rate adjustment clauses in the Company's Minnesota jurisdiction effective May 1, 1995, and Nov. 1, 1995, respectively. Higher amortization levels reflect higher costs incurred due to increased participation in NSP's conservation and energy management programs.

     Depreciation and amortization increased $2.8 million or 3.9% compared with the first quarter of 1995. The increase is mainly due to increased plant in service between the two periods.

     Property and general taxes for the first quarter 1996 compared with the first quarter of 1995 decreased $2.2 million or 3.5% due primarily to property tax adjustments for 1995 which are payable in 1996.

     Utility income taxes for first quarter 1996 compared with first quarter 1995 increased $4.1 million primarily due to higher pretax operating income (after interest charges) between the two periods.

     Other income (deductions) - net decreased mainly due to non-regulated items discussed below.

     Allowance for funds used during construction (AFC) increased $2.2 million to $5.4 million in 1996 largely due to returns allowed on higher conservation and energy management expenditures.

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

     Operating Revenues and Expenses - The net results of non-regulated businesses are reported in Other Income (Deductions)- Net on the Consolidated Statements of Income. Non-regulated operating revenues increased $38.7 million in 1996, to $121.3 million, largely due to increased gas marketing sales by Cenerprise. Non-regulated operating expenses increased $46.7 million in 1996 to $127.7 million due to higher gas costs corresponding with Cenerprise gas sales and increased NRG project development costs being expensed on potential projects in 1996, as discussed previously.

     Equity Income - NSP has a less-than-majority equity interest in many non-regulated projects. Consequently, a large portion of NSP's non-regulated earnings is reported as Equity in Earnings of Unconsolidated Affiliates on the Consolidated Statements of Income. Equity income decreased in the first quarter of 1996 by $2.8 million primarily due to NRG energy projects in Australia and Germany as discussed previously, and to lower earnings from a domestic NRG cogeneration project whose contracts were effectively terminated in late February 1995.

     Non-regulated interest and amortization increased $1.8 million to $4.1 million due to the issuance of $125 million of long term debt by NRG in January 1996 and issuance of debt for Eloigne Company projects.

     Income Taxes - Income Taxes on Non-regulated Operations and Non-operating Items reported on the Consolidated Statements of Income includes income taxes related to non-regulated businesses. Such income taxes for the first quarter of 1996 were a net benefit of $5.0 million, a $5.0 million decrease over a net tax expense of $0 in the first quarter of 1995. The decrease in 1996 is due mainly to lower income from NRG and Cenerprise, as discussed previously, and to higher income tax credits from Eloigne Company's affordable housing projects. NSP's management intends to reinvest the earnings of international operations indefinitely. Accordingly, U.S. income taxes and foreign withholding taxes have not been provided on the earnings of international projects.

Liquidity and Capital Resources

     The Company had approximately $168 million in commercial paper debt outstanding as of March 31, 1996. The Company plans to keep credit lines of at least 85% of the highest anticipated level of commercial paper borrowings. Commercial banks currently provide credit lines of approximately $306 million to the Company. These credit lines make short-term financing available in the form of bank loans and support for commercial paper sales. The Company has regulatory approval for up to $445 million in short-term borrowing levels.

     Commercial banks currently provide credit lines of $17 million to wholly owned subsidiaries of the Company. However, $5.4 million in letters of credit were outstanding, which reduced the available credit lines at March 31, 1996. Approximately $11.6 million of those credit lines remained available at March 31, 1996.

     In January 1996, stock options for the purchase of 263,039 shares were awarded under the Company's Executive Long-Term Incentive Award Stock Plan (the Plan). These options are not exercisable for approximately twelve months after the award date. As of March 31, 1996, a total of 1,149,326 stock options were outstanding, which were considered as potential common stock equivalents for earnings per share purposes. During the first three months of 1996, the Company has issued 103,348 new shares of common stock under the Plan pursuant to the exercise of options and awards granted in prior years. Under NSP's Dividend Reinvestment and Stock Purchase Plan, the Company has issued 161,025 shares of common stock during the first three months of 1996. During 1996, the Company has issued an additional 59,621 shares of new common stock to the Employee Stock Ownership Plan for dividends on Company shares held.

     On January 29, 1996, NRG issued $125 million of 7.625 percent unsecured Senior Notes maturing in 2006 to support equity requirements for projects currently under way and in development. The Senior Notes were assigned ratings of BBB- by Standard & Poor's Rating Group and Baa3 by Moody's Investors Services. See discussion of NRG's recent project developments at Note 3 to the Financial Statements.

     The Wisconsin Company registered $65 million of first mortgage bonds with the Securities and Exchange Commission in May 1996. Depending on capital market conditions, the Wisconsin Company may issue all or a portion of this debt in 1996, for purchase or redemption of one or more series of outstanding first mortgage bonds and repayment of outstanding short-term borrowings incurred in connection with the Wisconsin Company's continuing construction program. The remainder of the proceeds would be added to the general funds of the Wisconsin Company.

                              Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     As discussed in the Environmental Contingencies section of
Note 15 to the Company's financial statements in the 1995 Form 10-K, the Environmental Protection Agency or state environmental agencies have designated the Company as a "potentially responsible party" (PRP) at several waste disposal sites to which the Company allegedly sent hazardous materials. In March 1996, the federal government filed suit in U.S. District Court in Minneapolis seeking to collect at least $1.5 million that federal agencies have spent investigating and cleaning up a Brooklyn Park site. The Company is among a group of five parties designated as a PRP in the suit. The Company has recorded an estimate of its potential liability for the clean up of this site.

     In April 1996, the Company received a General Notice Letter from the United States Environmental Protection Agency regarding the Third Site Superfund Site in Zionsville, Indiana. The letter alleges the Company is a PRP at the site. The Company is among over 500 parties designated as a PRP. Management anticipates that it is likely the Company will be considered de minimis and qualify for a cash-out payment. The payment is not expected to be material.


Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders of the Company was held on April 24, 1996, for the purpose of voting on the matters listed below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to management's solicitations. All of management's nominees for directors as listed in the proxy statement were elected. The matters before the meeting and the voting results were as follows:

1. A proposal to elect four directors to Class I to serve until the 1999 Annual Meeting of Shareholders and until their successors are elected and have qualified;

     Election                        Shares
     of Directors                  Voted For       Withheld Authority
     W. John Driscoll              58,930,004         1,902,677
     Dale L. Haakenstad            58,892,682         1,939,999
     John E. Pearson               58,918,233         1,914,448
     James J. Howard               58,762,373         2,070,307

2. A proposal to elect a director to Class II to serve until the 1997 Annual Meeting of Shareholders and until a successor is elected and has qualified;

     Election                        Shares
     of Directors                  Voted For       Withheld Authority
     G. M. Pieschel                58,973,759         1,858,922

3. A proposal to ratify the appointment of Price Waterhouse LLP as independent accountants for NSP for 1996;

         Shares
       Voted For                   Voted Against          Voted Abstain
       59,853,138                      488,236              491,307

4.   A "Shareholder Resolution on Public Image"

         Shares
       Voted For                   Voted Against          Voted Abstain
        4,901,693                    44,931,572            2,674,868

     The number of broker non-votes on the Shareholder Resolution was 8,324,547.

Item 5.  Other Information

MERGER AGREEMENT WITH WISCONSIN ENERGY CORPORATION

     As previously reported in the Company's Current Report on Form 8-K, dated April 28, 1995 and filed on May 3, 1995, and the 1995 Form 10-K, NSP; WEC; Northern Power Wisconsin Corp., a wholly owned subsidiary of NSP (New NSP); and WEC Sub Corp., a Wisconsin corporation and a wholly owned subsidiary of WEC (WEC
Sub) have entered into an Agreement and Plan of Merger (the "Merger Agreement"), which provides for a strategic business combination involving NSP and WEC in a "merger-of-equals" transaction (the Merger Transaction). The Merger Transaction, which was approved by the shareholders of the constituent companies at meetings held on September 13, 1995, is expected to close shortly after all of the conditions to the consummation of the Merger Transaction, including obtaining applicable regu-latory approvals, are met or waived. Although the goal of NSP and WEC is to receive approvals from the regulatory authorities by the end of 1996, some regulatory authorities have not established a timetable for their decision. Therefore, it is possible that the approvals necessary to consummate the merger may not be obtainable until after 1996.

     In the Merger Transaction, as the holding company of the combined enterprise, Primergy will be registered under the Public Utility Holding Company Act of 1935, as amended and will be the parent company of the operations of both NSP (which, for regulatory reasons, will reincorporate in Wisconsin) and of WEC's present principal utility subsidiary, Wisconsin Electric Power Company (WEPCO) which will be renamed "Wisconsin Energy Company." It is anticipated that, following the Merger Transaction, the Wisconsin Company will be merged into Wisconsin Energy Company and that NSP's other subsidiaries will become subsidiaries of Primergy.

     As noted above, pursuant to the Merger Transaction, NSP will reincorporate in Wisconsin for regulatory reasons. This reincorporation will be accomplished by the merger of NSP into New NSP, with New NSP being the surviving corporation and succeeding to the business of NSP as an operating public utility. Following such merger, WEC Sub will be merged with and into New NSP, with New NSP being the surviving corporation and becoming a subsidiary of Primergy. Both New NSP and WEC Sub were created to effect the Merger Transaction and will not have any significant operations, assets or liabilities prior to such mergers. Under the proposed business combination, current common stockholders of NSP would receive 1.626 shares of Primergy common stock for each share of NSP common stock owned, and current bondholders and preferred stockholders of NSP will become investors in New NSP.

SUMMARIZED PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

     The following summary of unaudited pro forma financial information reflects the adjustment of the historical consolidated balance sheets and statements of income of NSP and WEC to give effect to the Merger Transaction to form Primergy and a new subsidiary structure. The unaudited pro forma balance sheet information gives effect to the Merger Transaction as if it had occurred on that date. The unaudited pro forma income statement information gives effect to the Merger Transaction as if it had occurred at the beginning of the period presented. This pro forma information was prepared from the historical consolidated financial statements of NSP and WEC on the basis of accounting for the Merger Transaction as a pooling of interests and should be read in conjunction with such historical consolidated financial statements and related notes thereto of NSP and WEC.

     The allocation between NSP and WEC and their customers of the estimated cost savings, resulting from the Merger Transaction, net of the costs incurred to achieve such savings, will be subject to regulatory review and approval. None of the estimated cost savings, the costs to achieve such savings or the transaction costs have been reflected in the summarized pro forma financial information. A $143 million pro forma adjustment has been made to conform the presentations of noncurrent deferred income taxes in the summarized pro forma combined balance sheet information as a net liability. The pro forma combined earnings per common share reflect pro forma adjustments to average common shares outstanding in accordance with the stock conversion provisions of the Merger Agreement.

     The following information is not necessarily indicative of the financial position or operating results that would have occurred had the Merger Transaction been consummated on the date, or at the beginning of the periods, for which the Merger Transaction is being given effect nor is it necessarily indicative of future operating results or financial position. The summarized Primergy pro forma financial information reflects the combination of the historical financial statements of NSP and WEC after giving effect to the Merger Transaction to form Primergy. The summarized New NSP pro forma financial information reflects the adjustment of the historical financial statements of NSP to give effect to the Merger Transaction, including the reincorporation of NSP in Wisconsin, the merger of the Wisconsin Company into Wisconsin Energy Company, and the transfer of ownership of all of the current NSP subsidiaries to Primergy.

                                                                    Pro Forma
PRIMERGY CORP:                         NSP              WEC         Combined
                                       (in millions, except per share amounts)

As of March 31, 1996:
  Utility Plant-Net                   $4,321           $2,907          $7,228
  Current Assets                         838              502           1,340
  Other Assets                         1,222            1,129           2,208
    Total Assets                      $6,381           $4,538         $10,776

Common Stockholders'
 Equity                               $2,066           $1,893          $3,959
Preferred Stockholders'
 Equity                                  241               30             271
Long-Term Debt                         1,668            1,356           3,024
    Total Capitalization               3,975            3,279           7,254
Current Liabilities                      998              400           1,398
Other Liabilities                      1,408              859           2,124
    Total Equity &
     Liabilities                      $6,381           $4,538         $10,776

For the Three Months Ended
  March 31, 1996:
  Utility Operating Revenues            $719             $495          $1,214
  Utility Operating Income               $89              $85            $174
  Net Income, after Preferred
    Dividend Requirements                $64              $63            $127
  Earnings per Common Share:
    As reported                         $.94             $.57              --
    NSP Equivalent Shares                 --               --            $.93
    Primergy Shares                       --               --            $.57

                                                    Merger
                                                 Divestitures       Pro Forma
NEW NSP:                               NSP           Net             New NSP
                                                   (in millions)

As of March 31, 1996:
  Utility Plant-Net                   $4,321            ($695)         $3,626
  Current Assets                         838             (295)            543
  Other Assets                         1,222             (527)            695
    Total Assets                      $6,381          ($1,517)         $4,864

Common Stockholder's
 Equity                               $2,066            ($722)         $1,344
Preferred Stockholder's
 Equity                                  241               --             241
Long-Term Debt                         1,668             (482)          1,186
    Total Capitalization               3,975           (1,204)          2,771
Current Liabilities                      998             (134)            864
Other Liabilities                      1,408             (179)          1,229
    Total Equity &
     Liabilities                      $6,381          ($1,517)         $4,864

For the Three Months Ended
  March 31, 1996:
  Utility Operating Revenues            $719             ($72)           $647
  Utility Operating Income               $89             ($19)            $70
  Net Income, after Preferred
    Dividend Requirements                $64             ($15)            $49


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

The following Exhibits are filed with this report:

       10.01 Mid-continent Area Power Pool (MAPP) Agreement, dated March 31, 1972, with amendments in 1994 and 1996, between the local power suppliers in the North Central States area.

       27.01    Financial Data Schedule for the three months ended
                March 31, 1996.

       99.01 Statement pursuant to Private Securities Litigation Reform Act of 1995.

(b)    Reports on Form 8-K

     The following reports on Form 8-K were filed either during the three months ended March 31, 1996, or between March 31, 1996 and the date of this report:

       January 18, 1996 (Filed January 18, 1996) - Item 5. Other
       Events.  Release of 1995 financial results of NRG Energy,
       Inc., a wholly owned subsidiary of the Company.

       March 1, 1996 (Filed March 1, 1996)- Item 5. Other Events.
       Disclosure of new reporting category for the Company's electric commercial and industrial customers, and electric and gas operating statistics for 1995.

       April 16, 1996 (Filed April 18, 1996) - Item 5. Other Events. Disclosure of suspension of negotiations with the Mescalero Apache Tribe (the Tribe) by a consortium of utilities, including the Company, for interim storage of used nuclear fuel on the Tribe's reservation in New Mexico.

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

                                         NORTHERN STATES POWER COMPANY
                                         (Registrant)


                                         (Roger D. Sandeen)
                                         Roger D. Sandeen
                                         Vice President, Controller and
                                           Chief Information Officer


                                         (Edward J. McIntyre)
                                         Edward J. McIntyre
                                         Vice President and Chief
                                          Financial Officer

Date:  May 15, 1996


                          EXHIBIT INDEX


Method of           Exhibit
  Filing              No.          Description

   DT               10.01          Mid-continent Area Power Pool
                                   (MAPP) Agreement with
                                   amendments

   DT               27.01          Financial Data Schedule

   DT               99.01          Statement pursuant to Private
                                   Securities Litigation Reform
                                   Act of 1995

DT = Filed electronically with this direct transmission.