Form 10-Q
period 1996-06-30
NORTHERN STATES POWER CO /MN/
filed 1996-08-14
CIK 72903

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                           FORM 10-Q

  X  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

                               or

     Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934


For Quarter Ended June 30, 1996 Commission File Number    1-3034


                 NORTHERN STATES POWER COMPANY
    (Exact name of registrant as specified in its charter)


Minnesota                                           41-0448030
(State of other jurisdiction of            (I.R.S. Employer
 incorporation or organization)             Identification No.)


414 Nicollet Mall, Minneapolis, Minnesota             55401
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

              Class               Outstanding at July 31, 1996
Common Stock, $2.50 par value         69,014,601 shares

Item 1.  Financial Statements


Northern States Power Company (Minnesota) and Subsidiaries
    Consolidated Statements of Income (Unaudited)

                                                              Three Months Ended       Six Months Ended
                                                                   June 30                 June 30
                                                          1996          1995         1996           1995

Utility operating revenues
 Electric..............................................   $506,763      $519,617   $1,019,706     $1,016,931
 Gas...................................................     85,495        70,056      291,262        233,909
   Total...............................................    592,258       589,673    1,310,968      1,250,840

Utility operating expenses
 Fuel for electric generation..........................     70,128        80,598      146,220        163,937
 Purchased and interchange power.......................     58,868        68,478      121,077        120,211
 Cost of gas purchased and transported.................     51,505        40,429      185,030        139,845
 Other operation.......................................     82,716        79,251      166,676        158,244
 Maintenance...........................................     40,326        43,258       87,394         81,025
 Administrative and general............................     40,419        39,743       75,359         83,493
 Conservation and energy management....................     13,788        11,883       29,979         19,652
 Depreciation and amortization.........................     76,093        72,069      150,746        143,899
 Taxes: Property and general...........................     59,786        62,073      119,914        124,352
        Current income tax expense.....................     32,493        27,750       87,320         67,872
        Deferred income tax expense....................     (2,467)       (1,784)     (14,421)        (3,074)
        Investment tax credit adjustments - net........     (2,198)       (2,237)      (4,405)        (4,476)
   Total...............................................    521,457       521,511    1,150,889      1,094,980

Utility operating income...............................     70,801        68,162      160,079        155,860

Other income (expense)
 Equity in earnings of unconsolidated affiliates:
    Earnings from operations...........................      6,142         6,086       12,131         14,924
    Gain from contract termination.....................          0        29,850            0         29,850
 Allowance for funds used during construction - equity.      1,542         1,859        4,123          3,198
 Other income (deductions) - net.......................     (4,969)       (6,124)      (8,396)        (4,100)
 Income taxes on non-regulated operations and
   non-operating items.................................      3,210        (8,772)       7,238         (9,706)
  Total ...............................................      5,925        22,899       15,096         34,166

Income before interest charges.........................     76,726        91,061      175,175        190,026

Interest charges
 Interest on utility long-term debt....................     25,355        25,447       50,376         50,713
 Other utility interest and amortization...............      5,597         6,307       10,596         11,424
 Non-regulated interest and amortization...............      4,867         2,388        8,932          4,672
 Allowance for funds used during construction - debt...     (2,475)       (2,892)      (5,321)        (4,785)
   Total...............................................     33,344        31,250       64,583         62,024

Net Income ............................................     43,382        59,811      110,592        128,002

Preferred stock dividends .............................      3,061         3,125        6,123          6,327

Earnings available for common stock....................    $40,321       $56,686     $104,469       $121,675

Average number of common and equivalent
  shares outstanding (000's)...........................     68,661        67,208       68,486         67,107

Earnings per average common share......................      $0.59         $0.84        $1.53          $1.81

Common dividends declared per share....................     $0.690        $0.675       $2.715         $1.335

     Statements of Retained Earnings (Unaudited)

Balance at beginning of period......................... $1,284,516    $1,203,982   $1,266,026     $1,183,191

Net income for period..................................     43,382        59,811      110,592        128,002

Dividends declared:
 Cumulative preferred stock............................     (3,061)       (3,125)      (6,123)        (6,327)
 Common stock..........................................    (47,634)      (45,163)     (93,292)       (89,361)

Balance at end of period............................... $1,277,203    $1,215,505   $1,277,203     $1,215,505

The Notes to Financial Statements are an integral part of the Statements of Income and Retained Earnings.



   Northern States Power Company (Minnesota) and Subsidiaries
           Consolidated Balance Sheets (Unaudited)

                                                                         June 30,    December 31,
                                                                             1996            1995
                                                                        (Thousands of dollars)
                            ASSETS

Utility Plant
  Electric.........................................................    $6,675,683      $6,553,383
  Gas..............................................................       720,355         710,035
  Common...........................................................       312,478         299,585
      Total........................................................     7,708,516       7,563,003
    Accumulated provision for depreciation.........................    (3,484,861)     (3,343,760)
  Nuclear fuel.....................................................       871,333         843,919
    Accumulated provision for amortization.........................      (771,128)       (752,821)
      Net utility plant............................................     4,323,860       4,310,341

Current Assets
  Cash and cash equivalents........................................        39,070          28,794
  Short-term investments...........................................           147             149
  Customer accounts receivable - net...............................       286,173         281,584
  Unbilled utility revenues........................................        97,049         112,650
  Notes receivables................................................       114,527          15,902
  Other receivables................................................        60,445          63,091
  Fossil fuel inventories - at average cost........................        38,619          43,941
  Materials and supplies inventories - at average cost.............       103,810         100,607
  Prepayments and other............................................        61,481          57,745
    Total current assets...........................................       801,321         704,463

Other Assets
  Regulatory assets................................................       363,486         374,212
  Equity investments in non-regulated projects and other investments      348,285         289,495
  External decommissioning fund investments........................       225,951         203,625
  Non-regulated property - net.....................................       176,745         177,598
  Long-term receivables............................................        65,165          83,065
  Intangible and other assets......................................        96,447          85,786
     Total other assets............................................     1,276,079       1,213,781
      TOTAL ASSETS.................................................    $6,401,260      $6,228,585

                    LIABILITIES AND EQUITY
Capitalization
  Common stock equity:
    Common stock and premium - authorized 160,000,000
      shares of $2.50 par value, issued shares:
      1996, 68,811,524; 1995, 68,175,934...........................      $800,388        $769,534
    Retained earnings..............................................     1,277,203       1,266,026
    Leveraged common stock held by ESOP............................        (7,401)        (10,657)
    Currency translation adjustments - net.........................         3,344           2,488
      Total common stock equity....................................     2,073,534       2,027,391

  Cumulative preferred stock and premium - authorized
    7,000,000 shares of $100 par value; outstanding
    shares:  1996 and 1995, 2,400,000
    without mandatory redemption...................................       240,469         240,469

  Long-term debt...................................................     1,666,459       1,542,286
      Total capitalization.........................................     3,980,462       3,810,146

Current Liabilities
  Long-term debt due within one year...............................        13,106          25,760
  Other long-term debt potentially due within one year.............       141,600         141,600
  Short-term debt - primarily commercial paper.....................       377,752         216,194
  Accounts payable.................................................       186,310         246,051
  Taxes accrued....................................................       145,270         202,777
  Interest accrued.................................................        26,130          31,806
  Dividends payable on common and preferred stocks.................        50,326          48,875
  Accrued payroll, vacation and other..............................        73,756          78,310
      Total current liabilities....................................     1,014,250         991,373

Other Liabilities
  Deferred income taxes............................................       815,132         841,153
  Deferred investment tax credits..................................       155,652         161,513
  Regulatory liabilities...........................................       247,057         242,787
  Pension and other benefit obligations............................       122,379         115,797
  Other long-term obligations and deferred income..................        66,328          65,816
      Total other liabilities......................................     1,406,548       1,427,066

Commitments and Contingent Liabilities  (See Note 4)

        TOTAL LIABILITIES AND EQUITY...............................    $6,401,260      $6,228,585

The Notes to Financial Statements are an integral part of the Balance Sheets.




         Northern States Power Company (Minnesota) and Subsidiaries

             CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                     1996            1995
                                                                                 (Thousands of dollars)
Cash Flows from Operating Activities:
   Net Income................................................................    $110,592        $128,002
   Adjustments to reconcile net income to cash from operating activities:
     Depreciation and amortization...........................................     165,297         159,145
     Nuclear fuel amortization...............................................      19,886          23,775
     Deferred income taxes...................................................     (16,461)         (1,323)
     Deferred investment tax credits recognized..............................      (4,558)         (4,617)
     Allowance for funds used during construction - equity...................      (4,123)         (3,198)
     Undistributed equity in earnings of unconsolidated affiliate operations.      (9,989)        (10,849)
     Undistributed equity in gain from non-regulated contract
       termination settlement................................................                     (29,850)
     Cash used for changes in certain working capital items..................    (112,470)        (51,803)
     Conservation program expenditures - net of amortization.................      (1,771)         (7,421)
     Cash provided by changes in other assets and liabilities................       8,817          23,942

  Net cash provided by operating activities..................................     155,220         225,803

Cash Flows from Investing Activities:
   Capital expenditures .....................................................    (192,294)       (166,708)
   Decrease in construction payables.........................................      (5,243)        (19,611)
   Allowance for funds used during construction - equity.....................       4,123           3,198
   Sale of short-term investments - net......................................           2             799
   Investment in external decommissioning fund...............................     (19,698)        (14,571)
   Equity investments in and deposits for  non-regulated projects and other..    (138,466)        (16,167)

  Net cash used for investing activities.....................................    (351,576)       (213,060)

Cash Flows from Financing Activities:
   Change in short-term debt - net issuances (repayments)....................     161,558          71,489
   Proceeds from issuance of long-term debt - net............................     126,472          25,044
   Loan to ESOP..............................................................                     (15,000)
   Repayment of long-term debt, including reacquisition premium..............     (14,107)         (8,756)
   Proceeds from issuance of common stock - net..............................      30,674          26,298
   Dividends paid............................................................     (97,965)        (94,502)

  Net cash provided by financing activities..................................     206,632           4,573

Net increase in cash and cash equivalents....................................      10,276          17,316

Cash and cash equivalents at beginning of period.............................      28,794          41,055

Cash and cash equivalents at end of period...................................     $39,070         $58,371


The Notes to Financial Statements are an integral part of the Statements of Cash Flows.


  Northern States Power Company (Minnesota) and Subsidiaries

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of Northern States Power Company (Minnesota) (the Company) and its subsidiaries (collectively, NSP) as of June 30, 1996 and December 31, 1995, the results of its operations for the three and six months ended June 30, 1996 and 1995, and its cash flows for the six months ended June 30, 1996 and 1995. Due to the seasonality of NSP's electric and gas sales, operating results on a quarterly basis are not necessarily an appropriate base from which to project annual results.

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

     This change affects the timing of expense recognition within the year but will not change total annual gas expense for 1996 or any prior years. The effect of the change on second quarter 1996 results was a decrease in gas costs recognized and an increase in pretax operating income of approximately $3.1 million, and an increase in net income of $1.9 million (three cents per share). The effect of the change on the first six months 1996 results was an increase in gas costs recognized and a decrease in pretax operating income of approximately $3.4 million, and a decrease in net income of $2.0 million (three cents per share). Consistent with accounting requirements, prior year quarterly results have not been restated for this change. Had the change been implemented as of Jan. 1, 1995, the effect of the change on second quarter 1995 results would have been a decrease in gas costs recognized and an increase in pretax operating income of approximately $1.2 million, and an increase in net income of $0.7 million (one cent per share).
The effect of the change on the first six months 1995 results would have been an increase in gas costs recognized and a decrease in pretax operating income of approximately $2.5 million, and a decrease in net income of $1.5 million (two cents per share).

2.  Proposed Business Combination

     On April 28, 1995 NSP and Wisconsin Energy Corporation
(WEC) entered into an Agreement and Plan of Merger (the Merger Agreement), which provides for a strategic business combination involving NSP and WEC in a "merger-of-equals" transaction to form Primergy Corporation (Primergy). See further discussion of the proposed business combination in the 1995 Form 10-K and Part II, Item 5-Other Information of this report. Merger-related filings were made in 1995; 1996 developments with respect to such filings are discussed below. The goal of NSP and WEC is to receive approvals from all required regulatory authorities by the end of 1996. However, there is a possibility (as discussed below) that, unless NSP is able to settle the issues prior to that time, all necessary regulatory approvals may not be obtained until the first quarter of 1997, and as a result, the merger may not be consummated until the first quarter of 1997.

     In July 1995, WEC and NSP filed an application and supporting testimony with the Federal Energy Regulatory Commission (FERC) seeking approval of the Merger Agreement. The FERC has put the merger application on an accelerated schedule, ordering the administrative law judge's initial decision by August 30, 1996. On May 28, 1996, WEC and NSP filed additional evidence with the FERC, providing a detailed analysis of generation "market power" and more specific information about the independent system operator (ISO) proposal originally included in the merger application. This additional information was provided to the FERC in response to concerns raised by intervenors in the merger proceeding and by the FERC staff. The FERC asked for an analysis of "market power" or Primergy's potential ability to manipulate its generation to raise prices or cause transmission constraints. WEC and NSP have continued to work with the FERC staff and other parties on the ISO proposal and anticipate that the FERC will act on the merger application in the fourth quarter of 1996.

     On April 5, 1996, NSP and WEC submitted the initial filing to the Securities and Exchange Commission (SEC) to facilitate registration of Primergy under the Public Utility Holding Company Act of 1935, as amended. On April 10, 1996, the Michigan Public Service Commission approved the merger application, through a settlement agreement containing terms consistent with the merger application. On June 26, 1996, the North Dakota Public Service Commission (NDPSC) approved the merger application. These state commission approvals represent two of the four states where approval of the merger is required.

     On July 24, 1996, the Public Service Commission of Wisconsin (PSCW) held a prehearing conference on the merger proceeding. At the prehearing conference the parties agreed upon an extensive issues list and a schedule for the hearing. The schedule required staff and intervenor case filings on September 9, 1996, applicants rebuttal filing on September 20, 1996, and three weeks of hearings commencing on September 24, 1996. At its open meeting on August 8, 1996, the Commission decided to delay this schedule by one month. The resulting schedule should lead to a PSCW decision on the merger in late 1996 or early 1997 and a written order in the first quarter of 1997.
     In June 1996, the Minnesota Public Utilities Commission
(MPUC) issued an order which established the procedural framework for the MPUC's consideration of the merger. The issues of merger-related savings, electric rate freeze characteristics, NSP's pre-merger revenue requirements, Primergy's ability to control the transmission interface between the Mid-Continent Area Power Pool and the Wisconsin and upper Michigan area, and the impact of this interface on Minnesota utilities were set for contested case hearings. On August 5, 1996 an administrative law judge issued a Pre-Hearing Order which set the evidentiary hearing dates from November 18 through December 6, 1996. If the MPUC approvals proceed on these hearing dates without settlement, the MPUC's decision may not be obtained until the first quarter of 1997.

     Notification under the Hart-Scott-Rodino Antitrust Act of 1976, as amended, is expected to be filed later this year. The merger filings with each state included a request for deferred accounting treatment and rate recovery of costs incurred associated with the proposed merger. At June 30, 1996, NSP had incurred $18.3 million of costs associated with the proposed merger which have been deferred as a component of Intangible Assets and Other.

     Under the Merger Agreement, completion of the merger is conditioned upon the prior receipt of all necessary regulatory approvals without the imposition of materially adverse terms.

3.  Business Developments

     Non-regulated Acquisitions - On April 30, 1996, NSP's wholly owned subsidiary NRG Energy, Inc. (NRG) closed on its acquisition of a 41.86 percent interest in O'Brien Environmental Energy, Inc. (O'Brien) as discussed in the Company's 1995 Annual Report on Form 10-K and the Company's report on Form 10-Q for the quarter ended March 31, 1996. O'Brien has been renamed NRG Generating (U.S.) Inc. (NRGG), and the former shareholders of O'Brien own the remaining 58.14 percent of NRGG, which will be publicly traded under the ticker symbol NRGG. NRGG has interests in three domestic operating power generation facilities with aggregate capacity of approximately 180 megawatts, and in one 150-megawatt facility in the development stage.

     As a result of the purchase, on April 30, 1996 approximately $107.3 million was made available to O'Brien and its creditors by NRG consisting of the following: (i) a $30.8 million equity investment by NRG for its 41.86 percent interest in O'Brien; (ii) a $7.5 million investment by NEO Corporation, a wholly owned subsidiary of NRG, for the purchase of O'Brien's interest in certain biogas projects; and (iii) loans totalling $69 million from NRG to O'Brien, which were made to pay off O'Brien creditors. In connection with the closing on its O'Brien acquisition, NRG was released from its $100 million letter of credit obtained in January 1996 to secure its obligation to complete its proposed investment in O'Brien. At June 30, 1996, approximately $103 million in loans, from NRG to NRGG, were outstanding and recorded as notes receivable in current assets. These loans were made to facilitate the closing of the long term financing for the projects. On July 11, 1996, NRGG repaid NRG for all but approximately $12 million of these loans.

4.  Rate Matters

     On August 7, 1996, the NDPSC approved an annual reduction of $491,000 or 1.4 percent in natural gas rates, effective September 1, 1996. In January 1996, the Company had filed for an annual gas rate reduction of $485,000, in response to the NDPSC staff audit of gas earnings for the North Dakota jurisdiction for the years 1991 to 1995. The approval also allows the Company to set class rates so that prices are more consistent with costs to serve and are more competitive with other alternatives. In addition, the approval also restates the base cost of gas stated in the Company's tariffs and eliminates three items unrelated to purchased gas costs from the purchased gas adjustment recovery mechanism. This reduction is in addition to the 1.25 percent gas rate reduction approved by the NDPSC in June 1996, to be implemented upon completion of the proposed business combination (as discussed previously in the 1995 Form 10-K).

     Technical hearings for the Wisconsin Company's electric and gas rate cases, based on a 1997 pre-merger test year, were held before the PSCW on July 8, 1996. The Wisconsin Company had requested changes to electric rates for various classes of customers, which would have an offsetting effect on overall revenues. The Wisconsin Company had requested no changes to gas rates. There were no parties to the proceeding that recommended a change to electric or gas rates that would impact total revenues. An order on pre-merger 1997 rates for Wisconsin customers is expected later this year.

5.  Commitments and Contingent Liabilities

     Legislative Resource Commitments - In 1994, the Minnesota Legislature established several energy resource and other commitments for NSP to fulfill as part of its approval of NSP's Prairie Island nuclear generating plant's temporary nuclear fuel storage facility, as discussed in NSP's 1995 Annual Report on Form 10-K. As steps in fulfilling these commitments, during 1996, NSP: (a) submitted a license application to the Nuclear Regulatory Commission (NRC) for an alternative site in Goodhue County to provide temporary storage for spent nuclear fuel; (b) resolved a conflict over wind rights and other issues with KENETECH Windpower, Inc. (KENETECH); and (c) selected Minnesota Valley Alfalfa Producers to supply 75 megawatts (Mw) of farm-grown, closed-loop biomass generation resources to the NSP system by Dec. 31, 2000. The application to the NRC is required before casks six through nine can be used at the existing facility for temporary spent nuclear fuel storage. The resolution of the wind rights dispute with KENETECH will allow NSP and Zond Systems, Inc., selected by NSP to supply the next stage of wind generation, to proceed with the development of 100 Mw of wind power. The 100 Mw increment represents Phase II of NSP's commitment to 425 Mw of wind generation resources. The 75 Mw of biomass generation resources represents Phase I of NSP's legislative commitment to have 125 Mw of such generation by the end of 2002.

     Nuclear Insurance - The circumstances set forth in Note 15 to NSP's financial statements contained in the 1995 Form 10-K appropriately represent the current status of commitments and contingent liabilities regarding public liability for claims resulting from any nuclear incident.


Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

     On April 28, 1995, the Company and WEC entered into an Agreement and Plan of Merger which provides for a strategic business combination involving the two companies in a "merger-of-equals" transaction. Further information concerning this agreement and proposed transaction and pro forma financial information with respect thereto is included in the 1995 Form 10-K, Note 2 to the Financial Statements and Part II of this report. The following discussion and analysis is based on the financial condition and operations of NSP and does not reflect the potential effects of its combination with WEC.

     Except for the historical statements contained herein, the matters discussed in the following discussion and analysis, including the statements regarding the anticipated impact of the proposed merger, are forward looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate", "estimate", "expect", "objective" and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including their impact on capital expenditures; business conditions in the energy industry; competitive factors; unusual weather; regulatory decisions regarding the proposed combination of NSP and WEC; and the other risk factors listed in
Exhibit 99.01 to this report on Form 10-Q for the quarter ended
June 30, 1996.

Results of Operations

     NSP's earnings per share for the second quarter ended June
30, 1996, were $.59, down $.25 from the $.84 earned for the same period a year ago.

     In addition to items noted in the 1995 Form 10-K, the historical and future trends of NSP's operating results have been and are expected to be affected by the following factors:

     Non-regulated Business Results - Quarterly results include earnings contributions from non-regulated businesses of $0.03 per share in 1996 and $0.28 per share in 1995. The following summarizes the quarterly and year-to-date earnings contributions of NSP's non-regulated businesses:

                     3 Mos. Ended         6 Mos. Ended
                     6/30/96 6/30/95     6/30/96 6/30/95

   NRG                 $0.06   $0.27*      $0.10   $0.39*
   Eloigne Company      0.01    0.00        0.03    0.02
   Cenerprise, Inc.
    (Cenerprise)       (0.04)   0.00       (0.07)  (0.01)
   Other                0.00    0.01        0.01    0.01
     Total             $0.03   $0.28       $0.07   $0.41

   * Includes non-recurring transactions as discussed below.

     Due to the nature of these non-regulated businesses, NSP anticipates that the earnings from non-regulated operations will experience more variability than regulated utility businesses. As discussed below, NSP's non-regulated earnings in the three- and six-month periods ended June 30, 1996 are experiencing such variability.

     NRG - NRG's earnings for the three months ended June 30, 1995 included two non-recurring items which added 22 cents to 1995 earnings. A gain of approximately 26 cents per share was recorded for a power sales contract termination settlement, which was partially offset by a domestic energy project write-down of four cents per share. Excluding these non-recurring items, NRG second quarter 1996 earnings were about the same as the comparable period one year ago, as first-time equity earnings from the Schkopau project and NRG Generating (U.S.) Inc. in 1996 along with increased earnings from Latin Power projects were offset by lower earnings from MIBRAG. One unit of the Schkopau power generation facility began commercial operation in March 1996, with the second unit scheduled to come on line later in 1996. Equity in earnings from MIBRAG decreased due to an expected decline in heating briquette and coal sales.

     NRG's earnings for the six months ended June 30, 1995 included the same non-recurring items, as discussed above, which increased earnings by 22 cents per share. Excluding these non-recurring items, NRG's earnings for the six-month periods ended June 30 declined in 1996 compared with 1995 due primarily to higher business development expenses, which increased overall operating expenses, and lower equity in earnings of projects. NRG experienced an increased level of business development costs in late 1995 and early in 1996 as it pursued several significant international and domestic projects. Until there is substantial assurance that a project in development will come to financial closure, such costs are expensed. Equity in earnings of projects decreased in the six months ended June 30, 1996, as lower equity in earnings from the MIBRAG and San Joaquin projects were partially offset by first time earnings from Schkopau and NRG Generating (U.S.) Inc. Equity in earnings from MIBRAG decreased due to an expected decline in heating briquette and coal sales, while the equity in earnings from the San Joaquin project declined because the plant shut down due to the buyout of the power sales contract in February 1995.

     Cenerprise - The earnings of NSP's wholly owned subsidiary, Cenerprise, Inc., for the second quarter and six months ended June 30, 1996 were down due largely to losses incurred from the gas trading business. With the extreme cold weather experienced throughout the U.S. in the first quarter of 1996, several of Cenerprise's gas suppliers and transporters curtailed product availability. Other, more expensive sources of spot gas supply were needed to meet sales commitments to Cenerprise's customers. As a result of the volatility associated with the gas trading business, Cenerprise curtailed its gas trading activities early in the second quarter of 1996. Second quarter results include the final costs associated with the gas trading business. In the future, Cenerprise will purchase gas only to supply its end-use customers.

     Estimated Impact of Weather on Regulated Earnings - NSP estimates sales levels under normal weather conditions and analyzes the approximate effect of variations from historical average temperatures on actual sales levels. The following summarizes the estimated impact of weather on actual utility operating results (in relation to sales under normal weather conditions):

                               Increase/Decrease
                          1996         1995         1996
                          vs           vs           vs
                         Normal       Normal        1995

   Earnings per Share for:

   Quarter Ended
     June 30              $0.05        $0.11       ($0.06)

   Six Months Ended
     June 30              $0.15        $0.04        $0.11

     The estimated impact of weather considers only the impacts of variations from average temperatures. The first quarter of 1996 (which is included in the six months ended June 30, 1996 amounts) includes the effects of extremely cold temperatures in late January and early February of 1996. Although such cold weather in this period would be expected to result in increased energy sales, an ice storm immediately preceding the cold weather resulted in as many as 200,000 customers being temporarily out of service, and bitterly cold temperatures resulted in some customers shutting down or curtailing their operations. Because these secondary weather impacts are not reliably quantifiable, their expected effects (an offset to the energy sales increase from cold weather) have not been included in the estimated impact of weather on 1996 operating results.

     Competition - On April 24, 1996, the FERC issued two final rules regarding an earlier proposal (called the "Mega-NOPR") for electric utilities to offer open access transmission service to wholesale transmission users. The ruling, which will take effect later this year, requires utilities and other transmission users to abide by the same terms and conditions in transmitting power and is intended to promote competition. A new proposed rule, Capacity Reservation Open Access Transmission Tariffs, was also issued. With regard to compliance with the first phase of the Mega-NOPR, on July 9, 1996, NSP submitted its transmission tariff compliance filing and an information filing which unbundled the transmission component of the municipal wholesale customers' rates. NSP continues to be generally supportive of the FERC's efforts to increase competition.

     In response to potential competition from a retail customer's proposed cogeneration project, on July 29, 1996, the Company signed an electric service agreement with Koch Refining Co. (Koch), the Company's largest customer. Under the terms of the agreement, Koch has provided to the Company an option and right of first refusal in a base load cogeneration unit that Koch has the discretion to build at the refinery. In exchange for this option, the Company has provided to Koch an electric service agreement to meet Koch's electric power needs, subject to agreed upon options by Koch. Under a 1996 change in Minnesota property tax law, Koch was required to offer such an option to NSP or another Minnesota utility as a pre-condition to obtaining a property tax reduction on the plant. The electric service agreement is subject to review and approval of the MPUC. The Company anticipates a ruling by the MPUC by the end of 1996.

Second Quarter 1996 Compared with Second Quarter 1995

Utility Operating Results

     Electric revenues for the second quarter 1996 compared with the second quarter 1995 decreased $12.9 million or 2.5%. Retail revenues decreased approximately $8.2 million or 1.7% largely due to a 1.9% average price decrease. The lower prices were a result of rate adjustments for lower fuel expenses and lower rates in Wisconsin, somewhat offset by increased recovery of conservation expenditures (as discussed below). Retail electric sales were essentially unchanged from last year due to growth that was offset by the impacts of more favorable weather in 1995 than 1996. On a weather-adjusted basis, retail sales growth for the second quarter 1996 was 1.4% higher than 1995. Wholesale revenues were down $5.9 million primarily due to the effects of contract terminations for seven municipal customers in July 1995, which were expected. Revenues from sales to other utilities decreased by $2.6 million mainly due to decreases in sales volume. This decrease in sales to other utilities reflects several items including less plant availability due to more major planned outages in 1996 (as discussed below), market conditions and regional transmission line limitations. Other electric revenues increased $3.8 million primarily due to increased wheeling revenues and revenues related to recovery of conservation and energy management costs.

     Gas revenues for the second quarter 1996 increased $15.4 million or 22.0% compared with the second quarter of 1995. Gas revenues increased primarily due to a 9.8% increase in gas sales volume and a 8.7% average price increase. The sales volume increase is due both to growth and to weather impacts. The price increase is mainly due to rate adjustments for increased purchased gas costs resulting primarily from changes in natural gas market conditions.

     Fuel for electric generation and Purchased and interchange power combined for a net decrease of $20.1 million or 13.5% for the second quarter of 1996 compared with the second quarter of 1995. Fuel expense decreased $10.5 million primarily due to lower average fuel costs resulting from a new coal transportation contract in July 1995, and lower plant output caused by planned outages for maintenance and conversion of two plants to peaking status. Purchased and interchange power decreased $9.6 million due primarily to lower average cost of purchases, reflecting market conditions and lower demand expenses, and fewer purchases due to lower sales to other utilities (as discussed previously).

     Cost of gas purchased and transported for second quarter 1996 compared with second quarter 1995 increased $11.1 million or 27.4% due to higher gas sendout and higher per unit cost of purchased gas. The higher gas sendout reflects increased gas sales, while the higher cost of purchased gas reflects changes in market conditions and gas cost adjustments. (See Note 1 to the Financial Statements for discussion of the accounting change for Wisconsin gas costs to more accurately match cost recovery in revenues.)

     Other operation, Maintenance and Administrative and general expenses together increased $1.2 million or 0.7% compared with the second quarter 1995. The higher costs are largely due to the timing of scheduled plant maintenance outages and increased employee benefit costs.

     Conservation and energy management expenses increased $1.9 million in the three-month period ended June 30, 1996 compared to the same period in the prior year due mainly to higher amortization levels and concurrent rate recovery of deferred electric and gas conservation and energy management program costs. These higher amortization levels are consistent with new retail electric and gas rate adjustment clauses in the Company's Minnesota jurisdiction effective May 1, 1995, and Nov. 1, 1995, respectively. Higher cost levels also include the effects of expensing currently (rather than amortizing over a period of time) new conservation expenditures beginning in 1996.

     Depreciation and amortization increased $4.0 million or 5.6% compared with the second quarter of 1995. The increase is mainly due to increased plant in service between the two periods, including a new customer service system placed in service in March 1996.

     Property and general taxes for the second quarter 1996 compared with the second quarter of 1995 decreased $2.3 million or 3.7% due primarily to adjustments made to 1995 and 1996 accruals based on final property tax notices received for 1995 (for taxes payable in 1996).

     Utility income taxes for second quarter 1996 compared with second quarter 1995 increased $4.1 million primarily due to higher pretax operating income (after interest charges) between the two periods and to a slightly higher effective tax rate expected for the year.

     Other income (deductions) - net increased mainly due to non-regulated items discussed below.

     Allowance for funds used during construction (AFC) decreased $0.7 million to $4.0 million in 1996 largely due to timing of returns recorded for capital used to finance conservation and energy management programs.

Non-regulated Business Results

     NSP's non-regulated operations include many diversified businesses, such as independent power production, energy services, industrial heating and cooling, and energy-related refuse-derived fuel production. NSP also has investments in affordable housing projects and several income-producing properties. The following discusses NSP's diversified business results in the aggregate.

     Operating Revenues and Expenses - The net results of non-regulated businesses are reported in Other Income (Deductions)- Net on the Consolidated Statements of Income. Non-regulated operating revenues decreased $11.7 million in 1996, to $63.9 million, largely due to Cenerprise's exit from the gas trading business. Non-regulated operating expenses decreased $12.7 million in 1996 to $68.7 million due to lower gas costs corresponding with Cenerprise's exit from gas trading and lower NRG expenses due to a 1995 project write-down (as discussed previously).

     Equity Income - NSP has a less-than-majority equity interest in many non-regulated projects. Consequently, a large portion of NSP's non-regulated earnings is reported as Equity in Earnings of Unconsolidated Affiliates on the Consolidated Statements of Income. Equity income decreased in the second quarter of 1996 by $29.9 million primarily due to a gain recorded in 1995 for a power sales contract termination settlement, as discussed previously. (See previous discussion of NRG earnings excluding this non-recurring item).

     Non-regulated interest and amortization increased $2.5 million to $4.9 million due to the issuance of new debt by NRG
($125 million in January 1996).

     Income Taxes - Income Taxes on Non-regulated Operations and Non-operating Items reported on the Consolidated Statements of Income includes income taxes related to non-regulated businesses. Such income taxes for the second quarter of 1996 were a net benefit of $3.0 million, a $12.2 million decrease over a net tax expense of $9.2 million in the second quarter of 1995. The decrease in 1996 is due mainly to lower domestic income from NRG and Cenerprise, as discussed previously, and to higher income tax credits from Eloigne Company's affordable housing projects. NSP's management intends to reinvest the earnings of international operations indefinitely. Accordingly, U.S. income taxes and foreign withholding taxes have not been provided on the earnings of international projects.

First Six Months of 1996 Compared with First Six Months of 1995

Utility Operating Results

     Electric revenues for the first six months of 1996 compared with the first six months of 1995 increased $2.8 million or 0.3%. Retail revenues increased approximately $23.7 million or 2.5% largely due to a 2.2% increase in retail electric sales. The increase in retail electric sales is due to sales growth and colder-than-normal weather in the first quarter (as discussed previously). Average retail prices increased slightly, by 0.3%, primarily due to increased recovery of deferred conservation and energy management costs (as discussed below) partially offset by lower fuel expense recovery. Wholesale revenues were impacted by the effects of contract terminations by seven municipal customers in July 1995, which were expected, resulting in a $11.2 million decrease. Revenues from sales to other utilities decreased by $13.6 million mainly due to decreases in sales volume. This decrease in sales to other utilities reflects higher retail sales requirements, less plant availability due to more major planned outages in 1996 (as discussed below), market conditions and regional transmission line limitations. Other electric revenues increased $3.9 million primarily due to increased wheeling revenues and revenues related to recovery of conservation and energy management costs.

     Gas revenues for the first six months of 1996 increased $57.4 million or 24.5% compared with the first six months of 1995. Gas revenues increased due to a 16.3% increase in gas sales volume and a 6.9% average price increase. The sales volume increase is due primarily to sales growth and weather impacts. The price increase is mainly due to rate adjustments for increased purchased gas costs resulting from changes in natural gas market conditions.

     Fuel for electric generation and Purchased and interchange power combined for a net decrease of $16.9 million or 5.9% for the first six months of 1996 compared with the first six months of 1995. Fuel expense decreased $17.7 million primarily due to lower average fuel costs resulting from a new coal transportation contract in July 1995, and lower plant output caused by planned outages for maintenance and conversion of two plants to peaking status. Purchased and interchange power increased $0.9 million due primarily to slightly higher cost of purchases, reflecting market conditions and higher purchases due to less plant availability (as discussed previously). These increases were partially offset by lower demand expenses associated with the purchased power.

     Cost of gas purchased and transported for first six months of 1996 compared with first six months of 1995 increased $45.2 million or 32.3% due to higher gas sendout and higher per unit cost of purchased gas. The higher gas sendout reflects increased gas sales, while the higher cost of purchased gas reflects changes in market conditions and gas cost adjustments. (See Note 1 to the Financial Statements for discussion of the accounting change for Wisconsin gas costs to more accurately match cost recovery in revenues.)

     Other operation, Maintenance and Administrative and general expenses together increased $6.7 million or 2.1% compared with the first six months of 1995. The higher costs are largely due to the timing of scheduled plant maintenance outages, partially offset by lower administrative and general costs. Planned maintenance outages occurred at three major plants in the first six months of 1996 compared with only two major plants in the first six months of 1995. Of the $14.8 million increase in Other operation and Maintenance expenses, $10.2 million is due to additional costs related to the timing of planned outages at generating plants.

     Conservation and energy management expenses increased $10.3 million in the six-month period ended June 30, 1996 compared to the same period in the prior year due mainly to higher amortization levels and concurrent rate recovery of deferred electric and gas conservation and energy management program costs. These higher amortization levels are consistent with new retail electric and gas rate adjustment clauses in the Company's Minnesota jurisdiction effective May 1, 1995, and Nov. 1, 1995, respectively. Higher cost levels also include the effects of expensing currently (rather than amortizing over a period of time) new conservation expenditures beginning in 1996.

     Depreciation and amortization increased $6.8 million or 4.8% compared with the first six months of 1995. The increase is mainly due to increased plant in service between the two periods, including a new customer service system placed in service in March 1996.

     Property and general taxes for the first six months of 1996 compared with the first six months of 1995 decreased $4.4 million or 3.6% due primarily to adjustments made to 1995 and 1996 accruals based on final property tax notices received for 1995 (for taxes payable in 1996).

     Utility income taxes for the first six months of 1996 compared with the first six months of 1995 increased $8.2 million primarily due to higher pretax operating income (after interest charges) between the two periods and slightly higher effective tax rate expected for the year.

     Other income (deductions) - net decreased mainly due to non-regulated items discussed below.

     Allowance for funds used during construction (AFC) increased $1.5 million to $9.4 million in 1996 largely due to more construction funded with debt and returns recorded for capital used to finance conservation and energy management programs.

Non-regulated Business Results

     The following discusses NSP's diversified business results in the aggregate.

     Operating Revenues and Expenses - The net results of non-regulated businesses are reported in Other Income (Deductions)- Net on the Consolidated Statements of Income. Non-regulated operating revenues increased $27.0 million in 1996, to $185.2 million, largely due to market-driven increases in gas prices charged to customers by Cenerprise. Non-regulated operating expenses increased $34.0 million in 1996 to $196.4 million due to market-driven increases to cost of gas experienced by Cenerprise, increased NRG project development costs being expensed on potential projects in 1996 (as discussed previously) and losses incurred from Cenerprise's gas trading business (as discussed previously).

     Equity Income - Equity income decreased in the first six months of 1996 by $32.6 million primarily due to a $29.9 million gain recorded in 1995 for a power sales contract termination settlement, as discussed previously. In addition, equity income from NRG energy projects decreased as discussed previously.

     Non-regulated interest and amortization increased $4.3 million to $8.9 million due to the issuance of new debt by NRG
($125 million in January 1996) and Eloigne Company projects.

     Other income (expense) - Nonoperating income (net of expense items) related to non-regulated businesses increased by $3.8 million mainly due to higher income from cash investments.

     Income Taxes - Income taxes related to non-regulated businesses for the first six months of 1996 were a net benefit of $8.0 million, a $17.2 million decrease over a net tax expense of $9.2 million in the first six months of 1995. The decrease in 1996 is due mainly to lower income from NRG and Cenerprise, as discussed previously, and to higher income tax credits from Eloigne Company's affordable housing projects.

Liquidity and Capital Resources

     The Company had approximately $373 million in commercial paper debt outstanding as of June 30, 1996. Commercial banks currently provide credit lines of approximately $300 million to the Company. These credit lines make short-term financing available in the form of bank loans and support for commercial paper sales. The Company has regulatory approval for up to $445 million in short-term borrowing levels.

     Commercial banks currently provide credit lines of $36.2 million to wholly owned subsidiaries of the Company. At June 30, 1996, approximately $4.8 million in loans against these credit lines were outstanding. In addition, $18.3 million in letters of credit were outstanding, which reduced the available credit lines at June 30, 1996 and therefore approximately $13.1 million of those credit lines remained available at June 30, 1996.

     In January 1996, stock options for the purchase of 263,039 shares were awarded under the Company's Executive Long-Term Incentive Award Stock Plan (the Plan). These options are not exercisable for approximately twelve months after the award date. As of June 30, 1996, a total of 1,127,178 stock options were outstanding, which were considered as potential common stock equivalents for earnings per share purposes. During the first six months of 1996, the Company has issued 111,090 new shares of common stock under the Plan pursuant to the exercise of options and awards granted in prior years. Under NSP's Dividend Reinvestment and Stock Purchase Plan, the Company has issued 401,351 shares of common stock during the first six months of 1996. During 1996, the Company has issued an additional 123,558 shares of new common stock to the Employee Stock Ownership Plan for dividends on Company shares held. In addition, the Company adjusted the number of shares previously issued in connection with a non-regulated business acquisition.

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

     The Wisconsin Company registered $65 million of first mortgage bonds with the SEC in July 1996. Depending on capital market conditions, the Wisconsin Company may issue all or a portion of this debt in 1996, for purchase or redemption of one or more series of outstanding first mortgage bonds and repayment of outstanding short-term borrowings incurred in connection with the Wisconsin Company's continuing construction program. The remainder of the proceeds would be added to the general funds of the Wisconsin Company.

                  Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     As discussed in Item 3 - Legal Proceedings of NSP's 1995 Annual Report on Form 10-K, the Company, along with other major utilities, filed a lawsuit against the Department of Energy
(DOE) in an attempt to clarify the DOE's obligation to dispose of spent nuclear fuel beginning not later than Jan. 31, 1998. The primary purpose of the lawsuit was to insure that the Company and its customers receive timely storage and disposal of spent nuclear fuel in accordance with the terms of the Company's contract with the DOE. On July 23, 1996, the U.S. Court of Appeals for the District of Columbia Circuit, affirmed the federal government's obligation. The court unanimously ruled that the Nuclear Waste Policy Act creates an unconditional obligation for the DOE to begin acceptance of spent nuclear fuel by Jan. 31, 1998. The ruling is a very positive development for the industry regarding concerns about the storage and disposal of used nuclear fuel. The DOE may seek U.S. Supreme Court review.

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

     In June 1996, the Landfill Remediation Trust filed suit in the U.S. District Court for the Western District of Wisconsin seeking to establish liability for and contributions from parties at the Junker landfill in Hudson, Wisconsin. The Company and the Wisconsin Company are among over 600 parties sued in connection with this landfill. This site was included in the Company's disclosure regarding environmental contingencies in Note 15 in the 1995 Form 10-K. NSP has recorded an estimate of its potential liability for the clean-up at this site.

Item 5.  Other Information

MERGER AGREEMENT WITH WISCONSIN ENERGY CORPORATION

     As previously reported in the Company's Current Report on Form 8-K, dated April 28, 1995 and filed on May 3, 1995, and the 1995 Form 10-K, NSP and WEC have entered into an Agreement and Plan of Merger (the "Merger Agreement"), which provides for a strategic business combination involving NSP and WEC in a "merger-of-equals" transaction (the Merger Transaction). Under the proposed business combination, current common stockholders of NSP would receive 1.626 shares of Primergy common stock for each share of NSP common stock owned, and current bondholders and preferred stockholders of NSP will become investors in a new company succeeding to the business of NSP as an operating public utility (New NSP). The Merger Transaction, which was approved by the shareholders of the constituent companies at meetings held on September 13, 1995, is expected to close shortly after all of the conditions to the consummation of the Merger Transaction, including obtaining applicable regulatory approv-als, are met or waived. See Note 2 to the Financial Statements for 1996 developments on regulatory approvals, and the 1995 Form 10-K for further discussion of the proposed Merger Transaction.

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

     The allocation between NSP and WEC and their customers of the estimated cost savings, resulting from the Merger Transaction, net of the costs incurred to achieve such savings, will be subject to regulatory review and approval. None of the estimated cost savings, the costs to achieve such savings or the transaction costs have been reflected in the summarized pro forma income statement information. A $146 million pro forma adjustment has been made to conform the presentations of non-current deferred income taxes in the summarized pro forma combined balance sheet information as a net liability. The pro forma combined earnings per common share reflect pro forma adjustments to average common shares outstanding in accordance with the stock conversion provisions of the Merger Agreement.

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

                                                    Pro Forma
PRIMERGY CORP:                  NSP         WEC     Combined
                      (in millions, except per share amounts)

As of June 30, 1996:
  Utility Plant-Net            $4,324      $2,914      $7,238
  Current Assets                  801         487       1,288
  Other Assets                  1,276       1,151       2,281
    Total Assets               $6,401      $4,552     $10,807

Common Stockholders' Equity    $2,074      $1,897      $3,971
Preferred Stockholders' Equity    240          30         270
Long-Term Debt                  1,666       1,359       3,025
    Total Capitalization        3,980       3,286       7,266
Current Liabilities             1,014         382       1,396
Other Liabilities               1,407         884       2,145
    Total Equity & Liabilities $6,401      $4,552     $10,807

For the Six Months Ended
  June 30, 1996:
  Utility Operating Revenues   $1,311        $897      $2,208
  Utility Operating Income       $160        $154        $314
  Net Income, after Preferred
    Dividend Requirements        $104        $108        $212
  Earnings per Common Share:
    As reported                 $1.53        $.98          --
    NSP Equivalent Shares          --          --       $1.56
    Primergy Shares                --          --        $.96

                                        Merger
                                     Divestitures   Pro Forma
NEW NSP:                        NSP      Net         New NSP
                                       (in millions)

As of June 30, 1996:
  Utility Plant-Net            $4,324       ($698)     $3,626
  Current Assets                  801        (260)        541
  Other Assets                  1,276        (572)        704
    Total Assets               $6,401     ($1,530)     $4,871

Common Stockholder's Equity    $2,074       ($751)     $1,323
Preferred Stockholder's Equity    240          --         240
Long-Term Debt                  1,666        (482)      1,184
    Total Capitalization        3,980      (1,233)      2,747
Current Liabilities             1,014        (119)        895
Other Liabilities               1,407        (178)      1,229
    Total Equity & Liabilities $6,401     ($1,530)     $4,871

For the Six Months Ended
  June 30, 1996:
  Utility Operating Revenues   $1,311       ($114)     $1,197
  Utility Operating Income       $160        ($30)       $130
  Net Income, after Preferred
    Dividend Requirements        $104        ($23)        $81

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

The following Exhibits are filed with this report:

      27.01 Financial Data Schedule for the six months ended
June 30, 1996.

      99.01 Statement pursuant to Private Securities Litigation
Reform Act of 1995.

(b)   Reports on Form 8-K

     The following reports on Form 8-K were filed either during the three months ended June 30, 1996, or between June 30, 1996 and the date of this report:

      April 16, 1996 (Filed April 18, 1996) - Item 5. Other Events. Disclosure of suspension of negotiations with the Mescalero Apache Tribe (the Tribe) by a consortium of utilities, including the Company, for interim storage of used nuclear fuel on the Tribe's reservation in New Mexico.

      July 9, 1996 (Filed July 9, 1996) - Item 5. Other Events. Release of the audited consolidated financial statements of NRG and its subsidiaries for the year ended 1995 and the related management's discussion and analysis. Item 7. Financial Statements and Exhibits. NRG's 1995 audited consolidated financial statements.

      July 19, 1996 (Filed July 19, 1996)- Item 5. Other Events. Disclosure of the Company's intention to submit an offer, at the request of Southern Minnesota Municipal Power Agency (SMMPA), to purchase SMMPA's 41 percent interest in the Company's Sherburne County Electric Generating Plant Unit 3.




SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NORTHERN STATES POWER COMPANY
                              (Registrant)



                              /s/
                              Roger D. Sandeen
                              Vice President, Controller and
                                Chief Information Officer



                              /s/
                              Edward J. McIntyre
                              Vice President and Chief
                                Financial Officer

Date:  August 14, 1996

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