Form 10-Q
period 1996-09-30
NORTHERN STATES POWER CO /MN/
filed 1996-11-14
CIK 72903

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

  X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                  or

     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended     September 30, 1996

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


          Yes   X    No
               ___       ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                                   Outstanding at October 31, 1996
Common Stock, $2.50 par value                     69,063,712 shares


PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Northern States Power Company (Minnesota) and Subsidiaries

Consolidated Statements of Income (Unaudited)



                                                           Three Months Ended            Nine Months Ended
                                                              September 30                  September 30
                                                          1996           1995           1996           1995
                                                                       (Thousands of dollars)

Utility operating revenues
  Electric...........................................     $586,001       $619,238     $1,605,708     $1,636,169
  Gas................................................       47,257         45,738        338,518        279,647
    Total ...........................................      633,258        664,976      1,944,226      1,915,816

Utility operating expenses
  Fuel for electric generation.......................       74,110         86,983        220,331        250,920
  Purchased and interchange power....................       69,492         74,364        190,569        194,575
  Cost of gas purchased and transported..............       22,057         26,302        207,088        165,914
  Other operation....................................       79,413         78,115        246,089        236,590
  Maintenance........................................       33,411         38,155        120,804        119,180
  Administrative and general.........................       41,220         45,277        116,579        128,769
  Conservation and energy management.................       17,224         16,395         47,203         36,047
  Depreciation and amortization......................       76,899         72,776        227,644        216,676
  Taxes:  Property and general.......................       62,975         63,816        182,889        188,169
          Current income tax expense.................       52,626         52,720        139,946        120,593
          Deferred income tax expense................          566            710        (13,855)        (2,364)
          Investment tax credit adjustments - net....       (2,191)        (2,229)        (6,596)        (6,705)
      Total..........................................      527,802        553,384      1,678,691      1,648,364

Utility operating income............................       105,456        111,592        265,535        267,452

Other income (expense)
  Equity in earnings of unconsolidated affiliates:
    Earnings from operations.........................        6,257          8,174         18,388         23,098
    Gain from contract termination...................            0              0              0         29,850
  Allowance for funds used during construction -
    equity...........................................        1,457          1,460          5,579          4,658
  Other income (deductions) - net....................         (292)        (2,223)        (8,687)        (6,323)
  Income taxes on non-regulated operations and
    non-operating items..............................        4,018          1,600         11,256         (8,107)
      Total..........................................       11,440          9,011         26,536         43,176

Income before interest charges.......................      116,896        120,603        292,071        310,628

Interest charges
  Interest on utility long-term debt.................       25,440         26,875         75,816         77,589
  Other utility interest and amortization............        5,695          4,400         16,290         15,824
  Non-regulated interest and amortization............        4,956          2,562         13,889          7,234
  Allowance for funds used during construction - debt       (3,434)        (2,037)        (8,755)        (6,823)
      Total..........................................       32,657         31,800         97,240         93,824

Net income ..........................................       84,239         88,803        194,831        216,804

Preferred stock dividends............................        3,061          3,061          9,184          9,388

Earnings available for common stock .................      $81,178        $85,742       $185,647       $207,416

Average number of common and equivalent
  shares outstanding (000's).........................       68,948         67,496         68,642         67,233

Earnings per average common share....................        $1.18          $1.27          $2.70          $3.09

Common dividends declared per share..................       $0.690         $0.675         $2.055         $2.010

Consolidated Statements of Retained Earnings (Unaudited)

Balance at beginning of period.......................   $1,277,203     $1,215,505     $1,266,026     $1,183,191

Net income for period................................       84,239         88,803        194,831        216,804

Dividends declared:
  Cumulative preferred stock.........................       (3,061)        (3,061)        (9,184)        (9,388)
  Common stock.......................................      (47,118)       (45,462)      (140,410)      (134,822)

Balance at end of period.............................   $1,311,263     $1,255,785     $1,311,263     $1,255,785

The Notes to Financial Statements are an integral part of the Statements of Income and Retained Earnings.




Northern States Power Company (Minnesota) and Subsidiaries
Consolidated Balance Sheets (Unaudited)


                                                                    September 30,      December 31,
                                                                             1996              1995
                                                                          (Thousands of dollars)
                              ASSETS
Utility Plant
  Electric........................................................     $6,739,374        $6,553,383
  Gas.............................................................        735,341           710,035
  Common..........................................................        321,319           299,585
      Total.......................................................      7,796,034         7,563,003
    Accumulated provision for depreciation........................     (3,556,491)       (3,343,760)
  Nuclear fuel....................................................        889,033           843,919
    Accumulated provision for amortization........................       (784,085)         (752,821)
      Net utility plant...........................................      4,344,491         4,310,341

Current Assets
  Cash and cash equivalents.......................................         79,398            28,794
  Short-term investments..........................................            209               149
  Customer accounts receivable - net..............................        257,527           281,584
  Unbilled utility revenues.......................................         80,825           112,650
  Other receivables...............................................         68,730            78,993
  Fossil fuel inventories - at average cost.......................         56,801            43,941
  Materials and supplies inventories - at average cost............        108,553           100,607
  Prepayments and other...........................................         64,844            57,745
    Total current assets..........................................        716,887           704,463

Other Assets
  Regulatory assets...............................................        371,628           374,212
  Equity investments in non-regulated projects and other
    investments...................................................        335,911           289,495
  External decommissioning fund investments.......................        239,797           203,625
  Non-regulated property - net....................................        180,599           177,598
  Long-term receivables...........................................        111,993            83,065
  Intangible and other assets.....................................         93,630            85,786
     Total other assets...........................................      1,333,558         1,213,781
      TOTAL ASSETS................................................     $6,394,936        $6,228,585

                   LIABILITIES AND EQUITY
Capitalization
  Common stock equity:
    Common stock and premium - authorized 160,000,000
      shares of $2.50 par value, issued shares:
      1996, 69,063,712; 1995, 68,175,934..........................       $811,498          $769,534
    Retained earnings.............................................      1,311,263         1,266,026
    Leveraged common stock held by ESOP...........................        (20,719)          (10,657)
    Currency translation adjustments - net........................          3,406             2,488
      Total common stock equity...................................      2,105,448         2,027,391

  Cumulative preferred stock and premium - authorized
    7,000,000 shares of $100 par value; outstanding
    shares:  1996 and 1995, 2,400,000
    without mandatory redemption..................................        240,469           240,469

  Long-term debt..................................................      1,673,145         1,542,286
      Total capitalization........................................      4,019,062         3,810,146

Current Liabilities
  Long-term debt due within one year..............................         18,240            25,760
  Other long-term debt potentially due within one year............        141,600           141,600
  Short-term debt - primarily commercial paper....................        222,601           216,194
  Accounts payable................................................        187,682           246,051
  Taxes accrued...................................................        219,331           202,777
  Interest accrued................................................         33,987            31,806
  Dividends payable on common and preferred stocks................         50,402            48,875
  Accrued payroll, vacation and other.............................         72,186            78,310
      Total current liabilities...................................        946,029           991,373

Other Liabilities
  Deferred income taxes...........................................        834,596           841,153
  Deferred investment tax credits.................................        152,753           161,513
  Regulatory liabilities..........................................        269,983           242,787
  Pension and other benefit obligations...........................        106,957           115,797
  Other long-term obligations and deferred income.................         65,556            65,816
      Total other liabilities.....................................      1,429,845         1,427,066

Commitments and Contingent Liabilities  (See Note 5)

        TOTAL LIABILITIES AND EQUITY..............................     $6,394,936        $6,228,585

The Notes to Financial Statements are an integral part of the Balance Sheets.





Northern States Power Company (Minnesota) and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                          Nine Months Ended
                                                                                             September 30,
                                                                                           1996             1995
                                                                                        (Thousands of dollars)
Cash Flows from Operating Activities:
   Net Income..................................................................        $194,831         $216,804
   Adjustments to reconcile net income to cash from operating activities:
     Depreciation and amortization.............................................         249,429          240,971
     Nuclear fuel amortization.................................................          32,843           36,929
     Deferred income taxes.....................................................         (16,935)            (140)
     Deferred investment tax credits recognized................................          (6,827)          (6,937)
     Allowance for funds used during construction - equity.....................          (5,579)          (4,658)
     Undistributed equity in earnings of unconsolidated affiliate operations...         (16,312)         (17,421)
     Undistributed equity in gain from non-regulated contract termination
       settlement..............................................................                          (17,565)
     Cash provided by changes in certain working capital items.................             828           39,559
     Cash provided by (used for) changes in other assets and liabilities.......           4,651            7,983

  Net cash provided by operating activities....................................         436,929          495,525

Cash Flows from Investing Activities:
   Capital expenditures .......................................................        (311,028)        (283,342)
   Increase (decrease) in construction payables................................           6,646          (15,001)
   Allowance for funds used during construction - equity.......................           5,579            4,658
   Sale (purchase) of short-term investments - net.............................             (60)             738
   Investment in external decommissioning fund.................................         (28,964)         (23,541)
   Equity investments, loans and deposits for non-regulated projects and other.        (181,125)         (44,476)
   Collection of loans made to non-regulated projects..........................         111,800

  Net cash used for investing activities.......................................        (397,152)        (360,964)

Cash Flows from Financing Activities:
   Change in short-term debt - net issuances (repayments)......................           6,407          (98,991)
   Proceeds from issuance of long-term debt....................................         126,472          274,949
   Loan to ESOP................................................................                          (15,000)
   Repayment of long-term debt, including reacquisition premium................         (15,754)        (191,571)
   Proceeds from issuance of common stock......................................          41,770           43,681
   Dividends paid..............................................................        (148,068)        (142,813)

  Net cash provided by (used for) financing activities.........................          10,827         (129,745)

Net increase in cash and cash equivalents......................................          50,604            4,816

Cash and cash equivalents at beginning of period...............................          28,794           41,055

Cash and cash equivalents at end of period.....................................         $79,398          $45,871

The Notes to Financial Statements are an integral part of the Statements of Cash Flows.



       Northern States Power Company (Minnesota) and Subsidiaries

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of Northern States Power Company (Minnesota) (the Company) and its subsidiaries (collectively, NSP) as of September 30, 1996 and December 31, 1995, the results of its operations for the three and nine months ended September 30, 1996 and 1995, and its cash flows for the nine months ended September 30, 1996 and 1995. Due to the seasonality of NSP's electric and gas sales, operating results on a quarterly basis are not necessarily an appropriate base from which to project annual results.

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

     Effective January 1, 1996, NSP's subsidiary, Northern States Power Company, a Wisconsin corporation (the Wisconsin Company) changed its method of accounting for the regulatory effects of costs recovered through the PGA rate adjustment clause. Previously, the Wisconsin Company expensed gas costs as incurred. Beginning in 1996, the cost of gas expensed is adjusted to equal the level of cost recovery in customer rates, with such adjustments being reflected as regulatory deferrals on the balance sheet. This accounting change results in a better matching of revenues and expenses, and conforms to the cost recognition method used by the Company.

     This change affects the timing of expense recognition within the year but will not change total annual gas expense for 1996 or any prior years. The effect of the change on third quarter 1996 results was a decrease in gas costs recognized and an increase in pretax operating income of approximately $3.7 million, and an increase in net income of $2.2 million (three cents per share). The effect of the change on the first nine months of 1996 results was a decrease in gas costs recognized and an increase in pretax operating income of approximately $0.3 million, and an increase in net income of $0.2 million (with no impact on earnings per share). Consistent with accounting requirements, prior year quarterly results have not been restated for this change. Had the change been implemented as of January 1, 1995, the effect of the change on third quarter 1995 results would have been a decrease in gas costs recognized and an increase in pretax operating income of approximately $4.2 million, and an increase in net income of $2.5 million (four cents per share). The effect of the change on results for the first nine months of 1995 results would have been a decrease in gas costs recognized and an increase in pretax operating income of approximately $1.7 million, and an increase in net income of $1.0 million (one cent per share).

2.  Proposed Business Combination

     On April 28, 1995 NSP and Wisconsin Energy Corporation (WEC) entered into an Agreement and Plan of Merger (the Merger Agreement), which provides for a strategic business combination involving NSP and WEC in a "merger-of-equals" transaction to form Primergy Corporation (Primergy). See further discussion of the proposed business combination in the 1995 Form 10-K and Part II, Item 5-Other Information of this report. The 1996 developments, related to merger filings made in 1995, are discussed below. The goal of NSP and WEC was to receive approvals from all required regulatory authorities by the end of 1996. However, (as discussed below) it appears that all necessary regulatory approvals will not be obtained by the end of 1996, and as a result, the merger will not be completed during 1996. If this is the case, NSP and WEC will continue to pursue regulatory approvals and completion of the merger as soon as possible in 1997.

     In July 1995, WEC and NSP filed an application and supporting testimony with the Federal Energy Regulatory Commission (FERC) seeking approval of the Merger Agreement. On May 28, 1996, WEC and NSP filed additional evidence with the FERC, providing a detailed analysis of generation "market power" and more specific information about the independent system operator (ISO) proposal included in earlier filings. This additional information was provided to the FERC in response to concerns raised by intervenors in the merger proceeding and by the FERC staff.

     The FERC administrative law judge (ALJ), in the merger proceeding, issued an initial decision on August 29, 1996 recommending approval of the merger application, subject to NSP and WEC meeting eight conditions. A significant part of the ALJ's initial decision involves establishing an ISO. The ALJ's initial decision specifically rejected the need for divestiture of any generation or transmission facilities as a requirement for ensuring open and equal access to the transmission system. In October 1996, in response to the FERC staff and intervenor opposition to the merger based on the claim that Primergy would be able to exercise transmission market power after the merger, NSP and WEC filed a Unilateral Offer of Settlement (UOS) with the FERC. The UOS includes a transmission system control agreement and articles and bylaws for establishing an ISO. NSP and WEC are hopeful that the FERC will simultaneously approve the UOS and the pending merger application in late 1996.

     On April 10, 1996, the Michigan Public Service Commission approved the merger application through a settlement agreement containing terms consistent with the merger application. On June 26, 1996, the North Dakota Public Service Commission (NDPSC) approved the merger application. These state commission approvals represent two of the four states where approval of the merger is required.

     In June 1996, the Minnesota Public Utilities Commission (MPUC) issued an order which established the procedural framework for the MPUC's consideration of the merger. The issues of merger-related savings, electric rate freeze characteristics, NSP's pre-merger revenue requirements, Primergy's ability to control the transmission interface between the Mid-Continent Area Power Pool and the Wisconsin and upper Michigan area, and the impact of control of this interface on Minnesota utilities were set for contested case hearings. Administrative law judges have scheduled evidentiary hearing dates from November 20 through December 6, 1996. Unless the MPUC proceedings are settled, the MPUC's decision will not be obtained until early 1997.

     On July 24, 1996, the Public Service Commission of Wisconsin (PSCW) held a prehearing conference on the merger proceeding. At the prehearing conference the parties agreed upon an extensive issues list and a schedule for the hearing. The schedule originally required staff and intervenor case filings and applicants rebuttal filing in September 1996, and three weeks of hearings commencing on September 24, 1996. At its open meeting on August 8, 1996, the PSCW revised the schedule and set hearing dates to begin October 30, 1996. The resulting schedule should lead to a PSCW decision on the merger in early 1997 and a written order in the first quarter of 1997. In October 1996, the PSCW staff filed testimony with the PSCW proposing various conditions, including potential divestiture of certain transmission and generation assets and a larger reduction in electric rates. These recommendations differ materially from the merger terms and conditions included in the application which NSP and WEC originally filed with the PSCW.

     In a related matter, the PSCW in September 1996 issued an order that set minimum standards for creating an ISO that differs from NSP's and WEC's proposal for an ISO. This order was issued as part of a generic electric utility restructuring process the PSCW started in 1995. Although the restructuring process is separate from the merger proceedings, the order is related because the PSCW staff, in its testimony filed in the merger proceeding (as discussed above), recommended establishing an ISO that meets the standards of the PSCW's order as a condition to approving the merger. In addition, in September 1996, the PSCW submitted its ISO order to the FERC with a request that the FERC require the establishment of an ISO satisfying the PSCW minimum standards as a condition to its approval of the NSP/WEC merger application. In October 1996, NSP and WEC filed with the PSCW, as supplemental testimony and exhibits in the merger proceeding, the same ISO proposal included with the UOS filed with the FERC (as discussed previously).

     On April 5, 1996, NSP and WEC submitted the initial filing to the Securities and Exchange Commission (SEC) to facilitate registration of Primergy under the Public Utility Holding Company Act of 1935, as amended. Notification under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, will be filed prior to completion of the proposed merger.

     The merger filings, with each state, included a request for deferred accounting treatment and rate recovery of costs incurred associated with the proposed merger. At September 30, 1996, NSP had incurred $20.7 million of costs associated with the proposed merger which have been deferred as a component of Intangible Assets and Other.

     Under the Merger Agreement, completion of the merger is conditioned upon the prior receipt of all necessary regulatory approvals without the imposition of materially adverse terms.

3.  Business Developments

     Non-regulated Acquisitions - On April 30, 1996, NSP's wholly owned subsidiary NRG Energy, Inc. (NRG) closed on its acquisition of a 41.86 percent interest in O'Brien Environmental Energy, Inc. (O'Brien) as discussed in the Company's 1995 Annual Report on Form 10-K and the Company's reports on Form 10-Q for the quarters ended March 31 and June 30, 1996. O'Brien has been renamed NRG Generating (U.S.) Inc. (NRGG). The former shareholders of O'Brien own the remaining 58.14 percent of NRGG, which will be publicly traded under the ticker symbol NRGG. NRGG has interests in three domestic operating power generation facilities with aggregate capacity of approximately 180 megawatts, and in one 150-megawatt facility in the development stage.

     As a result of the purchase, on April 30, 1996 approximately $107.3 million was made available to O'Brien and its creditors by NRG consisting of the following: (i) a $7.5 million payment to the original shareholders of O'Brien to acquire their equity interest; (ii) an additional $28.7 million equity investment by NRG, which includes $7.5 million for the acquisition of certain biogas projects; and (iii) loans totalling $71.1 million from NRG to O'Brien, which were made to pay off O'Brien creditors. In connection with the closing on its O'Brien acquisition, NRG was released from its $100 million letter of credit obtained in January 1996 to secure its obligation to complete its proposed investment in O'Brien. At September 30, 1996, approximately $12.7 million of the $71.1 million in loans, from NRG to NRGG, were outstanding and recorded as a long-term receivable.

     On September 29, 1996, a new wholly owned subsidiary of NRG purchased the senior debt of Mid-Continent Power Company of Pryor, Oklahoma. Mid-Continent Power Company supported the transaction and views NRG's acquisition of its senior debt as a first step in what it hopes will be a successful restructuring of its finances.

4.  Rate Matters

      North Dakota - On August 7, 1996, the NDPSC approved an annual reduction of $491,000 or 1.4 percent in natural gas rates, effective September 1, 1996. In January 1996, the Company had filed for an annual gas rate reduction of $485,000, in response to the NDPSC staff audit of gas earnings for the North Dakota jurisdiction for the years 1991 to 1995. The approval also allows the Company to set class rates so that prices are more consistent with costs to serve and are more competitive with other alternatives. In addition, the approval also restates the base cost of gas stated in the Company's tariffs and eliminates three items unrelated to purchased gas costs from the purchased gas adjustment recovery mechanism. This reduction is in addition to the 1.25 percent gas rate reduction, or $375,000, approved by the NDPSC in June 1996, to be implemented upon completion of the proposed business combination (as discussed previously in the 1995 Form 10-K). Electric rates will also be reduced by 1.5 percent, or $1,454,000 on an annual basis, upon completion of the proposed business combination.

     Wisconsin - Technical hearings for the Wisconsin Company's electric and gas rate cases, based on a 1997 pre-merger test year, were held before the PSCW on July 8, 1996. On October 10, 1996, at its open meeting, the PSCW made decisions on the issues in the Wisconsin Company's 1997 rate cases. Although a final order has not yet been issued by the PSCW, the PSCW made the following preliminary decisions.

     Overall, electric and gas rates will remain unchanged in 1997. However, certain classes of customers will experience small changes in rates, as a result of revisions in rate design. The Wisconsin Company had requested changes to electric rates for various classes of customers, which would have an offsetting effect on overall revenues. The Wisconsin Company had requested no changes to gas rates. The PSCW approved a capital structure composed of 45% debt and 55% common equity. The PSCW granted an 11.3% return on common equity.

     South Dakota - On September 30, 1996, NSP filed for a rate reduction for its South Dakota customers of 1.5 percent, or $1,178,000 on an annualized basis. The reduction is to be implemented upon completion of the proposed Primergy merger. Regulatory action on this request is expected by year-end 1996.

5.  Commitments and Contingent Liabilities

     Legislative Resource Commitments - In 1994, the Minnesota Legislature established several energy resource and other commitments for NSP to fulfill as part of its approval of NSP's Prairie Island nuclear generating plant's temporary nuclear fuel storage facility, as discussed in NSP's 1995 Annual Report on Form 10-K. Steps have been taken to fulfill these commitments during 1996 as described below.

     On August 8, 1996, NSP submitted a license application to the Nuclear Regulatory Commission (NRC) for an alternative site in Goodhue County to provide temporary storage for spent nuclear fuel. The application to the NRC was required before casks six through nine could be used at the existing facility for temporary spent nuclear fuel storage. On October 2, 1996 the Minnesota Environmental Quality Board (MEQB) terminated the alternate spent fuel storage facility siting process in Goodhue County and certified that NSP has met the requirements necessary to use the casks at the Prairie Island plant. On October 28, 1996 the Prairie Island Dakota Indian Tribe (the Tribe) filed suit with the Minnesota Court of Appeals challenging the MEQB actions. The Tribe has asked that the MEQB actions be stayed during the pendency of the suit which would prevent NSP from using casks six through nine. NSP is vigorously contesting this matter. NSP currently anticipates that the sixth cask will not be needed for used fuel storage until 1998. Since 1994, NSP has spent nearly $3 million in a good faith effort to locate an alternate spent fuel storage site in Goodhue County, as required by the 1994 Minnesota State Legislature.

     A conflict has been resolved over wind rights and other issues with KENETECH Windpower, Inc. and an agreement has been signed between NSP and Zond Systems, Inc. allowing construction of 100 megawatts (MW) of wind power. This 100 MW increment represents Phase II of NSP's commitment to 425 MW of wind generation resources. On October 25, 1996, NSP issued a request for proposal for another 100 MW increment of wind power, which represents Phase III.

     Minnesota Agri-Power Project (Minnesota Valley Alfalfa Producers and Polsky Energy Corporation) have been selected to supply 75 MW of farm-grown, closed-loop biomass generation resources to the NSP system by December 31, 2000. The 75 MW of biomass generation resources represents Phase I of NSP's legislative commitment to have 125 MW of such generation by the end of 2002.

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

     Except for the historical statements contained herein, the matters discussed in the following discussion and analysis, including the statements regarding the anticipated impact of the proposed merger, are forward looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate", "estimate", "expect", "objective", "possible", "potential" and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including their impact on capital expenditures; business conditions in the energy industry; competitive factors; unusual weather; regulatory decisions regarding the proposed combination of NSP and WEC; and the other risk factors listed in Exhibit 99.01 to this report on Form 10-Q for the quarter ended September 30, 1996.

Results of Operations

     NSP's earnings per share for the third quarter ended September 30, 1996, were $1.18, down $.09 from the $1.27 earned for the same period a year ago. For the first nine months of 1996, earnings per share were $2.70, down $0.39 from the $3.09 earned in the comparable period a year ago. As discussed in the next section, 1995 results for the first nine months include $0.22 in earnings from non-recurring items. The results of the regulated utility businesses and the non-regulated businesses are discussed in more detail later. In addition to the revenue and expense changes, earnings per share have been affected by an increasing average number of common and equivalent shares outstanding due mainly to stock issuances for the Company's dividend reinvestment and stock ownership plans.

Factors Affecting Results of Operations

     In addition to items noted in the 1995 Form 10-K, the historical and future trends of NSP's operating results have been and are expected to be affected by the following factors:

     Non-regulated Business Results - Quarterly results include earnings contributions from non-regulated businesses of $0.07 per share in 1996 and $0.08 per share in 1995. The following summarizes the quarterly and year-to-date earnings contributions of NSP's non-regulated businesses:

                                3 Mos. Ended           9 Mos. Ended
                              9/30/96  9/30/95       9/30/96  9/30/95

   NRG                          $0.07    $0.07         $0.16    $0.46*
   Eloigne Company               0.01     0.01          0.03     0.02
   Cenerprise, Inc.
     (Cenerprise)               (0.02)   (0.01)        (0.08)   (0.02)
   Other                         0.01     0.01          0.02     0.03
     Total                      $0.07    $0.08         $0.13    $0.49

* Includes non-recurring transactions contributing $0.22 per share as discussed below.

     Due to the nature of these non-regulated businesses, NSP anticipates that the earnings from non-regulated operations will experience more variability than regulated utility businesses. As discussed below, NSP's non-regulated earnings in the nine-month period ended September 30, 1996 are experiencing such variability.

     NRG - NRG's third quarter 1996 earnings per share contribution was unchanged from the same period one year ago, as higher 1996 equity earnings from the Schkopau and Latin Power projects and NRGG were offset by lower earnings from MIBRAG. One unit of the Schkopau power generation facility began commercial operation in March 1996, with the second unit beginning operation in late July of 1996. Equity in earnings from MIBRAG decreased due to an expected decline in heating briquette and coal sales.

     NRG's earnings for the nine months ended September 30, 1995 included two non-recurring items which added 22 cents to 1995 earnings. A gain of approximately 26 cents per share was recorded for a power sales contract termination settlement, which was partially offset by a domestic energy project write-down of four cents per share. Excluding these non-recurring items, NRG's earnings for the nine-month periods ended September 30 declined in 1996 compared with 1995 due primarily to higher business development expenses, which increased overall operating expenses, and due to lower equity in earnings of projects.

     NRG has experienced an increased level of business development costs in the nine-month period ending in 1996 as compared to 1995 as it has pursued several international and domestic projects. Until there is substantial assurance that a project under development will come to financial closure, such costs are expensed. Equity in earnings of projects decreased in the nine months ended September 30, 1996, as lower equity in earnings from the MIBRAG and San Joaquin projects were partially offset by first time earnings from Schkopau and NRGG. Equity in earnings from MIBRAG decreased primarily due to an expected decline in heating briquette and coal sales, while the equity in earnings from the San Joaquin project declined because the plant shut down due to the buyout of the power sales contract in February 1995.

     Cenerprise - The earnings of NSP's wholly owned subsidiary, Cenerprise, Inc., for the nine months ended September 30, 1996 were down compared to the same period one year ago due largely to losses incurred from the gas trading business. As a result of the volatility associated with the gas trading business, Cenerprise curtailed its gas trading activities early in the second quarter of 1996. Cenerprise will purchase gas only to supply its end-use customers.

     Estimated Impact of Weather on Regulated Earnings - NSP estimates sales levels under normal weather conditions and analyzes the approximate effect of variations from historical average temperatures on actual sales levels. The following summarizes the estimated impact of weather on actual utility operating results (in relation to sales under normal weather conditions):

                                       Increase/Decrease
                               1996          1995           1996
                               vs            vs             vs
                              Normal        Normal          1995

   Earnings per Share for:

   Quarter Ended
     September 30             ($0.06)        $0.13         ($0.19)

   Nine Months Ended
     September 30              $0.08         $0.17         ($0.09)

     The estimated impact of weather considers only the impacts of variations from average temperatures. The first quarter of 1996 (which is included in the nine months ended September 30, 1996 amounts) includes the effects of extremely cold temperatures in late January and early February of 1996. Although such cold weather in this period would be expected to result in increased energy sales, an ice storm immediately preceding the cold weather resulted in as many as 200,000 customers being temporarily out of service, and bitterly cold temperatures resulted in some customers shutting down or curtailing their operations. Because these secondary weather impacts are not reliably quantifiable, their expected effects (an offset to the energy sales increase from cold weather) have not been included in the estimated impact of weather on 1996 operating results. Also, June and August of 1995 were significantly warmer than normal, contributing an estimated $0.20 per share to the weather impact for the first nine months of 1995.

     Competition - On April 24, 1996, the FERC issued two final rules, Order Nos. 888 and 889 which may have a potentially significant impact on wholesale markets. Order No. 888, which was preceded by a notice of proposed rulemaking referred to as the "Mega-NOPR", concerns rules on non-discriminatory open access transmission service to promote wholesale competition. Order No. 888, which was effective on July 9, 1996, requires utilities and other transmission users to abide by comparable terms, conditions and pricing in transmitting power. Order No. 889, which had its effective date extended to January 3, 1997, requires public utilities to implement Standards of Conduct and an Open Access Same Time Information System ("OASIS", formerly known as "RIN"). These rules require transmission personnel to provide information about the transmission system to all transmission customers using the OASIS. A new proposed rule on Capacity Reservation Open Access Transmission Tariffs, was also issued on April 24, 1996. This proposed rule requested comments on a new proposed tariff to be in effect no later than December 31, 1997. With regard to compliance with the first phase of Order 888, on July 9, 1996, NSP submitted its transmission tariff compliance filing and an information filing which unbundled the transmission component of the full requirements municipal wholesale customers' rates. On October 16, 1996 the FERC accepted NSP's information filing. NSP is also taking steps to comply with Order 889 and continues to be generally supportive of the FERC's efforts to increase competition.

     Another impact of complying with the FERC's Order No. 888 is a requirement for utilities to offer a transmission tariff which includes network transmission service (NTS) to transmission customers. NTS allows transmission service customers to fully integrate load and resources on an instantaneous basis, in a manner similar to how NSP has historically integrated its load and resources. Customers can elect to participate in the cost-sharing network by requesting NTS service from NSP. Under NTS, NSP and participating customers share the total annual transmission cost for their combined joint-use systems, net of related transmission revenues, based upon each company's share of the total system load. The expected annual expense increase to NSP, net of cost-sharing revenues, as a result of offering NTS is estimated to be approximately $20 million with some of the costs beginning as soon as late 1996.

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

     Computer Software Changes for the Year 2000 - Like many other companies, NSP expects to incur significant software development costs to modify existing computer programs to accommodate the year 2000 and beyond. NSP is currently investigating its alternatives for the most cost-effective means for these modifications. Assuming NSP's proposed merger with WEC is completed, the preliminary estimate of NSP's portion of the operating expenses to be spent on this project, primarily in 1997 and 1998, is expected to range from $20 to $25 million. The amount of any additional development costs necessary to prepare for the year 2000 if the merger is not completed has not been determined at this time.

Third Quarter 1996 Compared with Third Quarter 1995

Utility Operating Results

     Electric revenues for the third quarter 1996 compared with the third quarter 1995 decreased $33.2 million or 5.4%. Retail revenues decreased approximately $25.4 million or 4.4% largely due to a 2.6% mwh sales decrease. The lower retail electric sales were mainly due to the impacts of less favorable weather in 1996 than 1995. The average retail electric price decreased 1.8%, due to rate adjustments for lower fuel expenses and lower rates in Wisconsin, but were somewhat offset by increased recovery of conservation expenditures (as discussed below). On a weather-adjusted basis, retail sales growth for the third quarter 1996 was 1.2% higher than 1995. All other electric revenues were down $7.8 million primarily due to lower market pricing of sales to other utilities and the effects of contract terminations for municipal customers, which were expected.

     Gas revenues for the third quarter 1996 increased $1.5 million or 3.3% compared with the third quarter of 1995. Gas revenues increased primarily due to a 1.7% increase in gas sales volume and higher transportation and off system sales, partly offset by a 7.5% average price decrease. The sales volume increase is mainly due to growth in firm customer sales. The price decrease is mainly due to rate adjustments for decreased purchased gas costs resulting primarily from changes in natural gas market conditions.

     Fuel for electric generation and Purchased and interchange power combined for a net decrease of $17.7 million or 11.0% for the third quarter of 1996 compared with the third quarter of 1995. Fuel expense decreased $12.9 million due to lower plant output and lower average fuel costs. Plant output was down due to lower sales, regional system limitations and conversion of two plants to peaking status. Lower average fuel costs resulted from less use of more expensive gas and oil facilities in 1996 as a result of cooler weather. Purchased and interchange power decreased $4.9 million due primarily to lower average cost of purchases, reflecting market conditions from cooler weather in 1996 and increased competition due to open access, and lower demand expenses.

     Cost of gas purchased and transported for third quarter 1996 compared with third quarter 1995 decreased $4.2 million or 16.1% due to lower per unit cost of purchased gas partly offset by higher sendout. The lower cost of purchased gas reflects changes in market conditions and gas cost adjustments. (See Note 1 to the Financial Statements for discussion of the accounting change for Wisconsin gas costs to more accurately match cost recovery in revenues.) The higher gas sendout reflects increased gas sales.

     Other operation, Maintenance and Administrative and general expenses together decreased $7.5 million or 4.6% compared with the third quarter 1995. The lower costs are largely due to less overhead line maintenance costs, lower insurance costs and lower employee benefit costs.

     Conservation and energy management expenses increased $0.8 million in the three-month period ended September 30, 1996 compared to the same period in 1995 due mainly to higher amortization levels of deferred electric and gas conservation and energy management program costs. Higher cost levels also include the effects of expensing currently (rather than amortizing over a period of time) new conservation expenditures beginning in 1996. These higher amortization and cost levels are recovered concurrently through retail rate adjustments in the Company's Minnesota jurisdiction which increased cost recovery (relative to the prior year) beginning with August 1996 billings for electric and November 1995 and September 1996 billings for gas.

     Depreciation and amortization increased $4.1 million or 5.7% compared with the third quarter of 1995. The increase is mainly due to increased plant in service between the two periods, including a new customer service system placed in service in March 1996.

     Property and general taxes for the third quarter 1996 compared with the third quarter of 1995 decreased $0.8 million or 1.3% due primarily to higher property tax accrual levels in 1995, which were ultimately adjusted downward at year-end 1995 based on final property tax notices received for 1995.

     Utility income taxes for third quarter 1996 compared with third quarter 1995 decreased $0.2 million primarily due to lower pretax operating income (after interest charges) between the two periods partly offset by a slightly higher effective tax rate expected for 1996.

     Other income (deductions) - net largely reflects non-regulated items discussed below.

     Allowance for funds used during construction (AFC) increased $1.4 million to $4.9 million in 1996 largely due to higher plant in service and timing of returns recorded for capital used to finance conservation and energy management programs.

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

     Operating Revenues and Expenses - The net results of non-regulated businesses are reported in Other Income (Deductions)-Net on the Consolidated Statements of Income. Non-regulated operating revenues decreased $7.3 million in the third quarter of 1996, to $56.1 million, largely due to Cenerprise's exit from the gas trading business. Non-regulated operating expenses decreased $7.7 million in the third quarter of 1996 to $58.8 million due primarily to lower gas costs corresponding with Cenerprise's exit from gas trading.

     Equity Income - NSP has a less-than-majority equity interest in many non-regulated projects. Consequently, a large portion of NSP's non-regulated earnings is reported as Equity in Earnings of Unconsolidated Affiliates on the Consolidated Statements of Income. Equity income decreased in the third quarter of 1996 by $1.9 million primarily due to lower income from NRG projects, as discussed previously.

     Other income (deductions) - net increased by $0.8 million to $2.1 million in the third quarter of 1996 due mainly to higher income from cash investments.

     Non-regulated interest and amortization increased $2.4 million to $5.0 million due to the issuance of new debt by NRG ($125 million in January 1996).

     Income Taxes - Income Taxes on Non-regulated Operations and Non-operating Items reported on the Consolidated Statements of Income includes income taxes related to non-regulated businesses. Such income taxes for the third quarter of 1996 were a net benefit of $3.9 million in 1996, compared with a net benefit of $1.8 million in the third quarter of 1995. The amount of tax benefits increased in 1996 due mainly to lower domestic income from NRG and Cenerprise, as discussed previously, and to higher income tax credits from Eloigne Company's affordable housing projects. NSP's management intends to reinvest the earnings of international operations indefinitely. Accordingly, U.S. income taxes and foreign withholding taxes have not been provided on the earnings of international projects.

First Nine Months of 1996 Compared with First Nine Months of 1995

Utility Operating Results

     Electric revenues for the first nine months of 1996 compared with the first nine months of 1995 decreased $30.5 million or 1.9%. Retail revenues decreased approximately $1.7 million or 0.1% largely due to lower average prices, partly offset by higher retail sales. Retail electric sales increased 0.6% due to sales growth, net of less favorable weather in 1996 as compared to 1995 (as discussed previously). Average retail prices decreased slightly, by 0.7%, primarily due to lower fuel expense recovery partly offset by increased recovery of deferred conservation and energy management costs (as discussed below). Revenues from sales to other utilities decreased by $21.6 million mainly due to decreases in sales volume. This decrease in sales to other utilities reflects less availability due to higher retail sales requirements and more major planned plant outages in 1996 (as discussed below), market conditions and regional transmission system limitations. Wholesale revenues were impacted by the effects of contract terminations by municipal customers, which were expected, resulting in a $13.1 million decrease. Other electric revenues increased $5.9 million primarily due to increased wheeling revenues and revenues related to recovery of conservation and energy management costs.

     Gas revenues for the first nine months of 1996 increased $58.9 million or 21.1% compared with the first nine months of 1995. Gas revenues increased due to a 14.0% increase in gas sales volume and a 5.0% average price increase. The sales volume increase is due primarily to sales growth and weather impacts. The price increase is mainly due to rate adjustments for increased purchased gas costs resulting from changes in natural gas market conditions.

     Fuel for electric generation and Purchased and interchange power combined for a net decrease of $34.6 million or 7.8% for the first nine months of 1996 compared with the first nine months of 1995. Fuel expense decreased $30.6 million primarily due to lower average fuel costs resulting from a new coal transportation contract in July 1995, and lower plant output caused by planned outages for maintenance and conversion of two plants to peaking status. Purchased and interchange power decreased $4.0 million due primarily to lower demand expenses.

     Cost of gas purchased and transported for first nine months of 1996 compared with first nine months of 1995 increased $41.2 million or 24.8% due to higher gas sendout and higher per unit cost of purchased gas. The 13.5% increase in gas sendout reflects increased gas sales, while the 9.8% increase in cost per unit of purchased gas reflects changes in market conditions.

     Other operation, Maintenance and Administrative and general expenses together decreased $1.1 million or 0.2% compared with the first nine months of 1995. The lower costs are largely due to lower administrative and general costs partly offset by higher scheduled plant maintenance outages expenses. Administrative and general expenses reflect decreases in insurance and employee benefit costs. Planned maintenance outages occurred at three major plants in the first nine months of 1996 compared with only two major plants in the first nine months of 1995. Of the $11.1 million increase in Other operation and Maintenance expenses, $9.0 million is due to additional costs related to the timing of planned outages at generating plants.

     Conservation and energy management expenses increased $11.2 million in the nine-month period ended September 30, 1996 compared to the same period in the prior year due mainly to higher amortization levels of deferred electric and gas conservation and energy management program costs. Higher cost levels also include the effects of expensing currently (rather than amortizing over a period of time) new conservation expenditures beginning in 1996.
These higher amortization and cost levels are recovered concurrently through retail rate adjustment clauses in the Company's Minnesota jurisdiction beginning with May 1995 billings for electric and November 1995 billings for gas. Rate recovery levels were again increased in August 1996 for electric and September 1996 for gas.

     Depreciation and amortization increased $11.0 million or 5.1% compared with the first nine months of 1995. The increase is mainly due to increased plant in service between the two periods, including a new customer service system placed in service in March 1996.

     Property and general taxes for the first nine months of 1996 compared with the first nine months of 1995 decreased $5.3 million or 2.8% due primarily to higher property tax accrual levels in 1995 which were ultimately adjusted downward at year-end 1995, based on final property tax notices received for 1995.

     Utility income taxes for the first nine months of 1996 compared with the first nine months of 1995 increased $8.0 million primarily due to higher pretax operating income (after interest charges) between the two periods and a slightly higher effective tax rate expected for 1996.

     Other income (deductions) - net largely reflects non-regulated items discussed below.

     Allowance for funds used during construction (AFC) increased $2.9 million to $14.3 million in 1996 largely due to more construction activity and returns recorded for capital used to finance conservation and energy management programs.

Non-regulated Business Results

     The following discusses NSP's diversified business results in the aggregate.

     Operating Revenues and Expenses - The net results of non-regulated businesses are reported in Other Income (Deductions)-Net on the Consolidated Statements of Income. Non-regulated operating revenues increased $19.8 million in the first nine months of 1996, to $241.2 million, largely due to market-driven increases in gas prices charged to customers by Cenerprise during the first two quarters of the year. Non-regulated operating expenses increased $26.3 million in the first nine months of 1996 to $255.2 million due to market-driven increases to cost of gas experienced by Cenerprise during the first two quarters of the year, increased NRG project development costs being expensed (as discussed previously) and losses incurred from Cenerprise's gas trading business (as discussed previously).

     Equity Income - Equity income decreased in the first nine months of 1996 by $34.6 million primarily due to a $29.9 million gain recorded in 1995 for a power sales contract termination settlement, as discussed previously. In addition, equity income from NRG energy projects decreased as discussed previously.

     Non-regulated interest and amortization increased $6.7 million to $13.9 million due to the issuance of new debt by NRG ($125 million in January 1996) and for Eloigne Company projects.

     Other income (deductions) - net - Nonoperating income (net of expense items) related to non-regulated businesses increased by $4.4 million mainly due to higher income from cash investments.

     Income Taxes - Income taxes related to non-regulated businesses for the first nine months of 1996 were a net benefit of $11.9 million, a $19.3 million decrease over a net tax expense of $7.4 million in the first nine months of 1995. The decrease in 1996 is due mainly to lower income from NRG and Cenerprise, as discussed previously, and to higher income tax credits from Eloigne Company's affordable housing projects.

Liquidity and Capital Resources

     The Company had approximately $216 million in commercial paper debt outstanding as of September 30, 1996. Commercial banks currently provide credit lines of approximately $300 million to the Company. These credit lines make short-term financing available in the form of bank loans and support for commercial paper sales. The Company has regulatory approval for up to $445 million in short-term borrowing levels.

     Commercial banks currently provide credit lines of $48.5 million to wholly owned subsidiaries of the Company. At September 30, 1996, approximately $6.0 million in loans against these credit lines were outstanding. In addition, $17.5 million in letters of credit were outstanding, which reduced the available credit lines at September 30, 1996 and therefore approximately $25.0 million of those credit lines remained available at September 30, 1996.

     In January 1996, stock options for the purchase of 263,039 shares were awarded under the Company's Executive Long-Term Incentive Award Stock Plan (the Plan). These options are not exercisable for approximately twelve months after the award date. As of September 30, 1996, a total of 1,115,674 stock options were outstanding, which were considered as potential common stock equivalents for earnings per share purposes. During the first nine months of 1996, the Company has issued 118,304 new shares of common stock under the Plan pursuant to the exercise of options and awards granted in prior years. Under NSP's Dividend Reinvestment and Stock Purchase Plan, the Company has issued 587,055 shares of common stock during the first nine months of 1996. During 1996, the Company has issued an additional 182,828 shares of new common stock to the Employee Stock Ownership Plan for dividends on Company shares held.
In addition, the Company adjusted the number of shares previously issued in connection with a non-regulated business acquisition.

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

     The Wisconsin Company registered $65 million of first mortgage bonds with the SEC in July 1996. Depending on capital market conditions, the Wisconsin Company may issue all or a portion of this debt in 1996, for purchase or redemption of one or more series of outstanding first mortgage bonds and repayment of outstanding short-term borrowings incurred in connection with the Wisconsin Company's continuing construction program. The remainder of the proceeds would be added to the general funds of the Wisconsin Company. On November 1, 1996 the Wisconsin Company issued $18.6 million of 6 percent resource recovery revenue bonds, due November 1, 2021, for the City of LaCrosse. On the same date, the proceeds were used to refund a $18.6 million, 7 3/4 percent, City of LaCrosse resource recovery bond, due November 1, 2011.

     Depending on capital market conditions, the Company may issue approximately $150 to $200 million in grantor trust originated preferred securities in late 1996 or early 1997.

                       Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     In the normal course of business, various lawsuits and claims have arisen against NSP. Management, after consultation with legal counsel, has recorded an estimate of the probable cost of settlement or other disposition for such matters.

     As discussed in Item 3 - Legal Proceedings of NSP's 1995 Annual Report on Form 10-K, the Company, along with other major utilities, filed a lawsuit against the Department of Energy (DOE) in an attempt to clarify the DOE's obligation to dispose of spent nuclear fuel beginning not later than January 31, 1998. The primary purpose of the lawsuit was to insure that the Company and its customers receive timely storage and disposal of spent nuclear fuel in accordance with the terms of the Company's contract with the DOE. On July 23, 1996, the U.S. Court of Appeals for the District of Columbia Circuit, affirmed the federal government's obligation. The court unanimously ruled that the Nuclear Waste Policy Act creates an unconditional obligation for the DOE to begin acceptance of spent nuclear fuel by January 31, 1998. The DOE did not seek U.S. Supreme Court review. The ruling is a very positive development for the industry regarding concerns about the storage and disposal of used nuclear fuel.

     In October of 1996, the Hennepin County District Court (the Court) granted, in part, plaintiffs' motion for class action certification in Hamline Park Plaza Partnership, et al v. Northern States Power Company. This lawsuit was commenced by two NSP commercial customers who participated in NSP's Lighting Efficiency Program (LEP) and now claim that NSP misrepresented the expected energy savings from this program. The Court limited the class to commercial and industrial customers who have participated in the LEP since February 1993. This decision only addresses the procedural issue concerning who may participate in the lawsuit, and does not constitute a determination about the merits of plaintiffs' claims. NSP, which is required to participate in the LEP by virtue of a Minnesota statute, denies all liability with respect to plaintiffs' claims. Plaintiffs seek damages in excess of $50,000 for their claims.

     For a discussion of legal proceedings concerning the alternate spent nuclear fuel storage site, see Part 1, Item 1, Note 5 to Notes to Consolidated Financial Statements, incorporated herein by reference.

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

     The allocation between NSP and WEC and their customers of the estimated cost savings resulting from the Merger Transaction, net of the costs incurred to achieve such savings, will be subject to regulatory review and approval. None of the estimated cost savings, the costs to achieve such savings or the transaction costs have been reflected in the summarized pro forma income statement information. A $140 million pro forma adjustment has been made to conform the presentations of non-current deferred income taxes in the summarized pro forma combined balance sheet information as a net liability. The pro forma combined earnings per common share reflect pro forma adjustments to average common shares outstanding in accordance with the stock conversion provisions of the Merger Agreement.

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

                                                            Pro Forma
PRIMERGY CORP:                       NSP           WEC      Combined
                                (in millions, except per share amounts)
As of September 30, 1996:
  Utility Plant-Net                 $4,344        $2,971       $7,315
  Current Assets                       717           466        1,183
  Other Assets                       1,334         1,169        2,363
    Total Assets                    $6,395        $4,606      $10,861

Common Stockholders' Equity         $2,106        $1,917       $4,023
Preferred Stockholders' Equity         240            30          270
Long-Term Debt                       1,673         1,331        3,004
    Total Capitalization             4,019         3,278        7,297
Current Liabilities                    946           441        1,387
Other Liabilities                    1,430           887        2,177
    Total Equity & Liabilities      $6,395        $4,606      $10,861

For the Nine Months Ended
  September 30, 1996:
  Utility Operating Revenues        $1,944        $1,296       $3,240
  Utility Operating Income            $266          $230         $496
  Net Income, after Preferred
    Dividend Requirements             $186          $162         $348
  Earnings per Common Share:
    As reported                      $2.70         $1.46           --
    NSP Equivalent Shares               --            --        $2.54
    Primergy Shares                     --            --        $1.56

                                               Merger
                                            Divestitures    Pro Forma
NEW NSP:                             NSP        Net          New NSP
                                            (in millions)

As of September 30, 1996:
  Utility Plant-Net                 $4,344         ($706)      $3,638
  Current Assets                       717          (190)         527
  Other Assets                       1,334          (615)         719
    Total Assets                    $6,395       ($1,511)      $4,884

Common Stockholder's Equity         $2,106         ($711)      $1,395
Preferred Stockholder's Equity         240            --          240
Long-Term Debt                       1,673          (492)       1,181
    Total Capitalization             4,019        (1,203)       2,816
Current Liabilities                    946          (121)         825
Other Liabilities                    1,430          (187)       1,243
    Total Equity & Liabilities      $6,395       ($1,511)      $4,884

For the Nine Months Ended
  September 30, 1996:
  Utility Operating Revenues        $1,944         ($154)      $1,790
  Utility Operating Income            $266          ($43)        $222
  Net Income, after Preferred
    Dividend Requirements             $186          ($35)        $151

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

The following Exhibits are filed with this report:

      27.01   Financial Data Schedule for the nine months ended September 30,
              1996.

      99.01 Statement pursuant to Private Securities Litigation Reform Act of 1995.

(b)   Reports on Form 8-K

      The following reports on Form 8-K were filed either during the three months ended September 30, 1996, or between September 30, 1996 and the date of this report:

      July 9, 1996 (Filed July 9, 1996) - Item 5. Other Events. Release of the audited consolidated financial statements of NRG and its subsidiaries for the year ended 1995 and the related management's discussion and analysis. Item 7. Financial Statements and Exhibits. NRG's 1995 audited consolidated financial statements.

      July 19, 1996 (Filed July 19, 1996) - Item 5. Other Events. Disclosure of the Company's intention to submit an offer, at the request of Southern Minnesota Municipal Power Agency (SMMPA), to purchase SMMPA's 41 percent interest in the Company's Sherburne County Electric Generating Plant Unit 3.

      September 4, 1996 (Filed September 4, 1996) - Item 5. Other Events. Disclosure of a mutual agreement between the Company and Michigan Upper Peninsula Power Company regarding the cancellation of an electric power supply agreement signed in 1993.


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

Date:  November 14, 1996


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