Form 10-K
period 1996-12-31
NORTHERN STATES POWER CO /MN/
filed 1997-03-27
CIK 72903

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                      OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

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

Title of Each Class                Name of each exchange on which registered
Common Stock, $2.50 Par Value            New York Stock Exchange,
                                         Chicago Stock Exchange and
                                         Pacific Stock Exchange
Cumulative Preferred Stock, $100
  Par Value each
Preferred Stock $ 3.60 Cumulative        New York Stock Exchange
Preferred Stock $ 4.08 Cumulative        New York Stock Exchange
Preferred Stock $ 4.10 Cumulative        New York Stock Exchange
Preferred Stock $ 4.11 Cumulative        New York Stock Exchange
Preferred Stock $ 4.16 Cumulative        New York Stock Exchange
Preferred Stock $ 4.56 Cumulative        New York Stock Exchange
Trust Originated Preferred
 Securities 7 7/8%                       New York Stock Exchange


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

Yes       X     No          .
        _____        _____

As of March 15, 1997, the aggregate market value of the voting common stock held by non-affiliates of the Registrant was $3,257,505,248 and there were 69,063,712 shares of common stock outstanding, $2.50 par value.

Documents Incorporated by Reference
     None


Index
                                                                    Page No.
PART I
Item 1 - Business                                                          1
   PROPOSED MERGER WITH WISCONSIN ENERGY CORPORATION                       1
   UTILITY REGULATION AND REVENUES
      General                                                              5
      Revenues                                                             6
      General Rate Filings                                                 6
      Ratemaking Principals in Minnesota and Wisconsin                     7
      Fuel and Purchased Gas Adjustment Clauses in Effect                  8
      Resource Adjustment Clauses in Effect                                9
      Rate Matters by Jurisdiction                                         9
   ELECTRIC UTILITY OPERATIONS
      Competition                                                          14
      Capability and Demand                                                17
      Energy Sources                                                       20
      Fuel Supply and Costs                                                20
      Nuclear Power Plants - Licensing, Operation and Waste Disposal       22
      Electric Operating Statistics                                        26
   GAS UTILITY OPERATIONS
      Competition                                                          26
      Business Standards                                                   27
      Customer Growth and Expansion                                        28
      Capability and Demand                                                28
      Gas Supply and Costs                                                 29
      Viking Gas Transmission Company                                      30
      Gas Operating Statistics                                             32
   NON-REGULATED SUBSIDIARIES
      NRG Energy, Inc.                                                     33
      Cenerprise, Inc.                                                     37
      Eloigne Company                                                      37
      Seren Innovations, Inc.                                              38
      Non-Regulated Business Information                                   39
   ENVIRONMENTAL MATTERS                                                   40
   CAPITAL SPENDING AND FINANCING                                          44
   EMPLOYEES AND EMPLOYEE BENEFITS                                         44
   EXECUTIVE OFFICERS                                                      46

Item 2 - Properties                                                        48
Item 3 - Legal Proceedings                                                 49
Item 4 - Submission of Matters to a Vote of Security Holders               50

PART II
Item 5 - Market for Registrant's Common Equity and Related
           Stockholder Matters                                             50
Item 6 - Selected Financial Data                                           51
Item 7 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             52
Item 8 - Financial Statements and Supplementary Data                       67
Item 9 - Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                             98

PART III
Item 10 - Directors and Executive Officers of the Registrant               98
Item 11 - Executive Compensation                                           101
Item 12 - Security Ownership of Certain Beneficial Owners and Management   108
Item 13 - Certain Relationships and Related Transactions                   109

PART IV
Item 14 - Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K                                                    109

SIGNATURES                                                                 115

Exhibit (Excerpt)
Statement Pursuant to Private Securities Litigation Reform Act of 1995     116
Unaudited Pro Forma Financial Information                                  118

PART I
Item 1 - Business

     Northern States Power Company (the Company) was incorporated in 1909 under the laws of Minnesota. Its executive offices are located at 414 Nicollet Mall, Minneapolis, Minnesota 55401. (Phone 612-330-5500). The Company has two significant subsidiaries, Northern States Power Company, a Wisconsin corporation (the Wisconsin Company) and NRG Energy, Inc., a Delaware corporation (NRG). The Company also has several other subsidiaries, including Cenerprise, Inc. (formerly known as Cenergy, Inc.), a Minnesota corporation; Viking Gas Transmission Company, a Delaware corporation (Viking); and Eloigne Company, a Minnesota corporation (Eloigne). (See "Gas Utility Operations - Viking Gas Transmission Company" and "Non-Regulated Subsidiaries" herein for further discussion of these subsidiaries.) The Company and its subsidiaries collectively are referred to herein as NSP.

     NSP is predominantly an operating public utility engaged in the generation, transmission and distribution of electricity throughout an approximately 49,000 square mile service area and the transportation and distribution of natural gas in approximately 152 communities within this area. Viking is a regulated natural gas transmission company that operates a 500-mile interstate natural gas pipeline. NRG operates several non-regulated energy businesses and is an equity investor in several non-regulated energy affiliates throughout the world.

     The Company serves customers in Minnesota, North Dakota and South Dakota. The Wisconsin Company serves customers in Wisconsin and Michigan. Of the approximately 3 million people served by the Company and the Wisconsin Company, the majority are concentrated in the Minneapolis-St. Paul metropolitan area. In 1996, about 62 percent of NSP's electric retail revenue was derived from sales in the Minneapolis-St. Paul metropolitan area and about 56 percent of retail gas revenue came from sales in the St. Paul metropolitan area. (For business segment information, see Note 15 of Notes to Financial Statements under Item 8.)

     NSP's utility businesses are currently experiencing some of the challenges common to regulated electric and gas utility companies, namely, increasing competition for customers, increasing pressure to control costs, uncertainties in regulatory processes and increasing costs of compliance with environmental laws and regulations. In addition, there are uncertainties related to permanent disposal of used nuclear fuel. (See Management's Discussion and Analysis under Item 7, Notes 13 and 14 of Notes to Financial Statements under Item 8 and "Electric Utility Operations - Capability and Demand and Nuclear Power Plants - Licensing, Operation and Waste Disposal," herein, for further discussion of this matter.)

     A significant portion of NSP's earnings comes from non-regulated operations. The non-regulated projects in which NRG has invested carry a higher level of risk than NSP's traditional utility businesses. (See Management's Discussion and Analysis under Item 7 herein, for further discussion of this matter.)

     Except for the historical information contained herein, the matters discussed in this Form 10-K, including the statements below regarding the anticipated impact of the proposed merger with Wisconsin Energy Corporation, are forward looking statements that are subjects to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate," "estimate," "expect," "objective," "possible," "potential" and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including their impact on capital expenditures; business conditions in the energy industry; competitive factors; unusual weather, changes in federal; or state legislation; regulatory decisions regarding the proposed combination of NSP and WEC, and the other risk factors listed from time to time by the Company in reports filed with the Securities and Exchange Commission (SEC), including Exhibit 99.01 to this report on Form 10-K.

PROPOSED MERGER WITH WISCONSIN ENERGY CORPORATION

Description of the Merger Transaction

     As initially announced in the Company's Current Report on Form 8-K dated April 28, 1995 and filed on May 3, 1995 (the Company's 4/28/95 8-K), NSP, Wisconsin Energy Corporation, a Wisconsin corporation (WEC), Northern Power Wisconsin Corp., a Wisconsin corporation and wholly-owned subsidiary of NSP (New NSP) and WEC Sub Corp., a Wisconsin corporation and wholly owned sub-sidiary of WEC (WEC Sub), have entered into an Amended and Restated Agreement and Plan of Merger, dated as of April 28, 1995, as amended and restated as of July 26, 1995 (the Merger Agreement), which provides for a business combination of NSP and WEC in a "merger-of-equals" transaction (the Merger Transaction). On Sept. 13, 1995, the merger plan was approved by more than 95 percent of the respective shareholders of the Company and WEC voting at their respective shareholder meetings. The agreement to merge is subject to a number of conditions, including approval by applicable regulatory authorities. NSP continues to work with WEC to complete the merger. However, since numerous conditions are beyond its control, NSP cannot predict whether the merger will occur. See discussion of the regulatory proceedings under the caption "Utility Regulation and Revenues - Rate Matters by Jurisdiction" herein. (See additional discussion of the Merger Transaction under Item 7, Management's Discussion and Analysis, under Item 8, Note 17 of Notes to Financial Statements and pro forma financial statements included in exhibits listed in Item 14.)

     In the Merger Transaction, Primergy Corporation (Primergy), which will be registered under the Public Utility Holding Company Act of 1935, as amended (PUHCA), will be the parent company of both the Company (which, for regulatory reasons, will reincorporate in Wisconsin) and WEC's current principal utility subsidiary, Wisconsin Electric Power Company (WEPCO), which will be renamed "Wisconsin Energy Company". It is anticipated that, at the time of the Transaction, except for certain gas distribution properties transferred to the Company, the Wisconsin Company will be merged into Wisconsin Energy Company and that most of the Company's other subsidiaries will become direct Primergy subsidiaries.

     Incorporated herein as exhibits by reference are the Merger Agreement, filed as an exhibit to New NSP's registration statement on Form S-4, and the press release issued in connection therewith and the related Stock Option Agreements (defined below), both of which were filed as exhibits to the Company's 4/28/95 8-K. The descriptions of the Merger Agreement and the Stock Option Agreements set forth herein do not purport to be complete and are qualified in their entirety by the provisions of the Merger Agreement and the Stock Option Agreements, as the case may be, and the other exhibits filed with the Company's 4/28/95 8-K.

     Under the terms of the Merger Agreement, the Company is to be merged with and into New NSP and immediately thereafter WEC Sub will be merged with and into New NSP, with New NSP being the surviving corporation. Each outstanding share of the Company's common stock, par value $2.50 per share (NSP Common Stock), will be canceled and converted into the right to receive 1.626 shares of common stock, par value $.01 per share, of Primergy (Primergy Common Stock). The outstanding shares of WEC common stock, par value $.01 per share (WEC Common Stock), will remain outstanding, unchanged, as shares of Primergy Common Stock. As of the date of the Merger Agreement (April 28, 1995), the Company had 67.3 million common shares outstanding and WEC had 109.4 million common shares outstanding. Based on such capitalization, the Merger Transaction would have resulted in the common shareholders of the Company receiving 50 percent of the common stock equity of Primergy and the common shareholders of WEC owning the other 50 percent of the common stock equity of Primergy. Each outstanding share of the Company's cumulative preferred stock, par value $100.00 per share, will be canceled and converted into the right to receive one share of cumulative preferred stock, par value $100.00 per share, of New NSP with identical rights (including dividend rights) and designations. WEPCO's outstanding preferred stock will remain outstanding and be unchanged in the Merger Transaction.

     It is anticipated that Primergy will adopt the Company's dividend payment level adjusted for the exchange ratio. The Company currently pays $2.76 per share annually, and WEC's annual dividend rate is currently $1.52 per share. Based on the 1.626 stock exchange ratio and the Company's current dividend rate, the pro forma dividend rate for Primergy Common Stock would be $1.70 per share as of Dec. 31, 1996. However, the amount, declaration, and timing of dividends on Primergy Common Stock will be a business decision to be made by the Primergy Board of Directors from time to time based upon the results of operations and financial condition of Primergy and its subsidiaries and such other business considerations as the Primergy Board considers relevant in accordance with applicable laws.

Merger Consummation Conditions

     The Merger Transaction is subject to numerous closing conditions, including, without limitation, the receipt of all necessary governmental approvals without materially adverse terms and the making of all necessary governmental filings, including approvals of state utility regulators in Wisconsin, Minnesota and certain other states, the approval of the Federal Energy Regulatory Commission (FERC), the Securities and Exchange Commission
(SEC), the Nuclear Regulatory Commission (NRC), and the filing of the requisite notification with the Federal Trade Commission and the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the expiration of the applicable waiting period thereunder. (See discussion of the utility regulation proceedings under the caption "Utility Regulation and Revenues - Rate Matters by Jurisdiction" herein.) The Merger Transaction is also subject to receipt of assurances from the parties' independent accountants that the Merger Transaction will qualify as a pooling of interests for accounting purposes under generally accepted accounting principles. In addition, the consummation of the Merger Transaction is conditioned upon the approval for listing of such shares on the New York Stock Exchange.

     During 1995, in addition to shareholder and Board of Directors approval, the Company and WEC took the following steps toward fulfilling the conditions to closing:

     - Registration statements filed by the Company and WEC with the SEC with respect to the Primergy Common Stock to be issued in the Merger Transaction and New NSP Preferred Stock became effective.

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

     During 1996 NSP and WEC made the following filings as part of the regulatory approval process for the Merger Transaction:

     - NSP and WEC filed for SEC approval of the registration of Primergy under PUHCA.

     - Notification under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, was filed with the United States Department of Justice.

     In early 1997, the United States Department of Justice served its second request for information and documents. NSP and WEC anticipate responding to the second request in March 1997.

     As noted above, completion of the merger is subject to numerous conditions under the Merger Agreement that, unless waived by the affected party, must be met, including but not limited to the prior receipt of all necessary regulatory approvals without imposition of materially adverse terms; the accuracy of each party's representations and warranties in the Merger Agreement at closing, other than representations and warranties whose inaccuracy does not result in a material adverse effect on the business, assets, financial conditions, results of operations or prospects of such party and its subsidiaries taken as a whole; and no such material adverse effect having occurred, or being reasonably likely to occur, with respect to either party at the time of the closing. NSP continues to work with WEC to complete the merger. However, since numerous conditions are beyond its control, NSP cannot state whether all necessary conditions for completion of the merger will occur.

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

     The Merger Agreement may be terminated under certain circumstances, including (1) by mutual consent of the parties; (2) by any party if the Merger Transaction is not consummated by April 30, 1997 (provided, however, that such termination date shall be extended to Oct. 31, 1997 if all conditions to closing the Merger Transaction, other than the receipt of all regulatory approvals without any materially adverse terms by any of the parties, have been or are capable of being fulfilled at April 30, 1997); (3) by any party if either NSP's or WEC's shareholders vote against the Merger Transaction or if any state or federal law or court order prohibits the Merger Transaction;
(4) by a non-breaching party if there exist breaches of any representations or warranties made in the Merger Agreement as of the date thereof which breaches, individually or in the aggregate, would result in a material adverse effect on the breaching party and which is not cured within 20 days after notice; (5) by a non-breaching party if there occur breaches of specified covenants or material breaches of any covenant or agreement which are not cured within 20 days after notice; (6) by either party if the Board of Direc-tors of the other party shall withdraw or adversely modify its recommendation of the Merger Transaction or shall approve any competing transaction; or (7) by either party, under certain circumstances, as a result of a third-party tender offer or business combination proposal which such party's Board of Directors determines in good faith that their fiduciary duties require be accepted, after the other party has first been given an opportunity to make concessions and adjustments in the terms of the Merger Agreement. In addition, the Merger Agreement provides for the payment of certain termination fees by one party to the other in the event of a willful breach or acceptance of a third-party tender offer or business combination.

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

Results of the Merger Transaction

     Assuming the merger is completed, a transition to a new organization would begin. At the time that the Merger Agreement was signed, anticipated cost savings of the new organization (compared with the continued independent operation of NSP and WEC) were estimated to be approximately $2 billion over a 10-year period, net of transaction costs (about $30 million) and costs to achieve the merger savings (about $122 million). The actual realization of these savings will be dependent on numerous factors. It is anticipated that the proposed merger will allow the companies to implement a modest reduction in electric and gas retail rates as described below followed by a rate freeze for electric and gas retail customers. This rate plan is currently being considered by various regulatory agencies. (See "Utility Regulation and Revenues - Rate Matters by Jurisdictions" herein for a discussion of the proceedings.)

     The Company has proposed an average retail electric rate reduction of 1.5 percent and a four-year rate freeze in its retail jurisdictions. The electric rate reduction of 1.5 percent would be implemented as soon as reasonably possible following the receipt of the necessary approvals and closing of the Merger Transaction. This proposed rate reduction is made in conjunction with the proposal to recover deferred Merger Transaction costs and costs incurred to achieve merger savings through amortization over the same period.
Customers will also receive directly the benefit of any fuel savings through the electric fuel adjustment clause mechanism. In addition, the companies agreed to provide a four-year freeze in wholesale electric rates effective once the merger is completed.

     The Company has proposed a freeze through 1998 for retail natural gas rates in its Minnesota jurisdiction and a 1.25 percent gas rate reduction along with a four-year freeze in its North Dakota jurisdiction. In addition, any net purchased gas cost savings would be reflected in customer rates automatically through the purchased gas adjustment clause mechanism. The remaining benefits will support the rate freeze, as well as offset a portion of the rising gas utility costs other than the purchased cost of gas.

     The total savings anticipated as a result of the Merger Transaction represent aggressive goals which the Company and WEC intend to achieve, but the rate freeze will result in some risk to the shareholders if the anticipated cost savings are not realized. There is uncertainty regarding the timing and levels of the savings and costs associated with the Merger Transaction. The Company's proposal to unilaterally reduce rates and institute a rate freeze is designed to shield customers from these uncertainties. This proposal permits customers the opportunity to immediately begin realizing benefits of the Merger Transaction notwithstanding these uncertainties. Further, the four-year rate freeze permits the companies a reasonable time period to implement the changes necessary to achieve the contemplated savings.

     The commitment not to increase electric rates does not prohibit tariff amendments and rate design changes which would not increase electric net income during the moratorium. The Company also proposes to continue to apply the resource adjustment clauses to recover conservation program costs, and the fuel and purchased gas adjustment clauses to recover electric fuel and gas purchased costs respectively. (See "Utility Regulation and Revenues" for discussion of these clauses.) Finally, as part of this proposal, Primergy's operating utility subsidiaries will work with regulatory commissions to develop a plan for managing merger benefits for the year 2001 and beyond. The Company recognizes that during the four-year rate freeze period, it may experience certain significant but uncontrollable events which necessitate rate changes. Accordingly, as part of the rate plan proposal, the Company has identified certain events (large increases in taxes and government-mandated costs, and extraordinary events) which it believes should be excepted from the rate freeze. The exceptions are necessary in order to protect the Company from major cost increases or events which are beyond its control. The Company proposes that for these uncontrollable events it be allowed to file with state utility regulators during the rate freeze period for recovery of the costs related to these events.

     Both NSP and WEC recognize that the divestiture of their existing gas operations and certain non-utility operations is a possibility under the new registered holding company structure, but have been working with the SEC to retain such businesses. Based on prior decisions and other actions by the SEC, the retention of both the gas and non-regulated businesses seems possible after consummation of the Merger Transaction. If divestiture is ultimately required, the SEC has historically allowed companies sufficient time to accomplish divestitures in a manner that protects shareholder value. Also, regulatory authorities may require the use of an independent transmission system operator (ISO) or divestiture of certain transmission and/or generation assets. NSP currently cannot determine if such divestitures would be required by regulators. In addition, Wisconsin state law limits the total assets of non-utility affiliates of Primergy, which, depending on interpretation of the law, may limit growth of non-regulated operations.

UTILITY REGULATION AND REVENUES

General

     Retail sales rates, services and other aspects of the Company's operations are subject to the jurisdiction of the Minnesota Public Utilities Commission (MPUC), the North Dakota Public Service Commission (NDPSC), and the South Dakota Public Utilities Commission (SDPUC) within their respective states. The MPUC also possesses regulatory authority over aspects of the Company's financial activities including security issuances, property transfers within the state of Minnesota when the asset value is in excess of $100,000, mergers with other utilities, and transactions between the regulated Company and its affiliates. In addition, the MPUC reviews and approves the Company's electric resource plans and gas supply plans for meeting customers' future energy needs. The Wisconsin Company is subject to regulation of similar scope by the Public Service Commission of Wisconsin (PSCW) and the Michigan Public Service Commission
(MPSC). In addition, each of the state commissions certifies the need for new generating plants and transmission lines of designated capacities to be located within the respective states before the facilities may be sited and built.

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

     NSP is unable to predict the impact on its operating results from the future regulatory activities of any of the above agencies. NSP strives to understand and comply with all rules and regulations issued by the various agencies.

Revenues

     NSP's financial results depend, in part, on its ability to obtain adequate and timely rate relief from the various regulatory bodies, its ability to control costs and the success of its non-regulated activities. NSP's 1996 utility operating revenues, excluding intersystem non-firm electric sales to other utilities of $70 million and miscellaneous revenues of $77 million, were subject to regulatory jurisdiction as follows:

                                                                    Percent of
                                            Authorized Return       Total
                                             on Common Equity       Revenues
                                             @ Dec. 31, 1996        (Electric
                                            Electric       Gas      & Gas)


Retail:
  Minnesota Public Utilities
   Commission                                11.47%         11.47%     74.8%
  Public Service Commission
   of Wisconsin                              11.3           11.3       14.4
  North Dakota Public
   Service Commission                        11.5           12.0**     5.5
  South Dakota Public
   Utilities Commission                      *                         3.0
  Michigan Public Service
   Commission                                12.25          14.5       0.5

Sales for Resale - Wholesale,
 Viking Gas and Interstate
 Transmission:  Federal Energy
 Regulatory Commission                       *              *          1.8

        Total                                                          100.0%

* Settlement proceeding, based upon revenue levels granted with no specified return.
** Reflects ROE underlying the August, 1996 rate settlement.

General Rate Filings

     General rate increases (other than fuel and resource adjustment rate changes) requested and granted in the last five years from various jurisdictions were as follows (note that amounts represent annual increases (decreases) effective in those years);

                   Annual Increase/(Decrease)
          Year         Requested                 Granted
                             (Millions of dollars)

          1992             -----                    ----
          1993             166.6                   101.5
          1994              (1.0)                   (1.0)
          1995              (0.8)                   (0.8)
          1996               2.2                    (2.8)

     The following table summarizes the status of general rate increases (decreases) for rates effective in 1996.

                       Annual Increase/(Decrease)
                          Requested   Granted          Status
                         (Millions of dollars)
Electric:
  Wisconsin-Retail        No Change     ($4.8)         Order Issued
                                                       October 6, 1995

Gas:
  Wisconsin-Retail             $2.7       2.5          Order Issued
                                                       December 21, 1995
  North Dakota-Retail          (0.5)     (0.5)         Order Issued
                                                       August 7, 1996

  Total 1996 Rate
   Programs                     2.2      (2.8)


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

     The MPUC must order interim rates within 60 days of a rate case filing. Minnesota statutes allow interim rates to be set using (1) updated expense and rate base items similar to those previously allowed, and (2) a return on common equity equal to that granted in the last MPUC order for the utility. The MPUC must make a determination on the application within 10 months after filing. If the final determination does not permit the full amount of the interim rates, the utility must refund the excess revenue collected, with interest. To the extent final rates exceed interim rates, the final rates become effective at the time of the order and retroactive recovery of the difference is not permitted.

     Minnesota law allows Construction Work in Progress (CWIP) in a utility's rate base. The MPUC has generally included Allowance for Funds Used During Construction (AFC) in revenue requirements for rate proceedings. However, cash earnings are allowed on small and short-term projects that do not qualify for AFC. (For the Company's policy regarding the recording of AFC, see Note
1 of Notes to Financial Statements under Item 8.)

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

Fuel and Purchased Gas Adjustment Clauses in Effect

     The Company's retail electric rate schedules, and most of the Wisconsin Company's wholesale rate schedules, provide for adjustments to billings and revenues for changes in the cost of fuel and purchased energy. Although the lag in implementing the billing adjustment is approximately 60 days, an estimate of the adjustment is recorded in unbilled revenue in the month costs are incurred. The Company's wholesale electric sales customers do not have a fuel clause provision in their contracts. In lieu of fuel clause recovery, the contracts instead provide a fixed rate with an escalation factor. For the eight Wisconsin Company customers on the W-1 wholesale rate, the wholesale electric fuel adjustment factor is calculated for the current month based on estimated fuel costs for that month. The estimated fuel cost is adjusted to actual the following month.

     In 1995, the MPUC approved a variance of Minnesota fuel adjustment clause rules to specifically allow for the inclusion of total wind purchase power costs and biomass related energy costs in the fuel adjustment clause. The Company must request approval for renewal of this variance on a continuing basis. The Company is obligated by legislative mandate to purchase 425 Mw of wind generated energy and 125 Mw of farm-grown closed-loop biomass generated energy by 2002. See Note 14 to the Financial Statements under Item 8 for a discussion of the Company's legislative resource commitments.

     The Wisconsin Company's automatic retail electric fuel adjustment clause for Wisconsin customers was eliminated effective in 1986. The clause was replaced by a limited-issue filing procedure. Under the procedure, the Wisconsin Company may elect to file or be required to file for a change in rates (limited to the fuel issue) following an annual deviation in fuel costs of 2 percent or more. The adjustment approved is calculated on an annual basis, but applied prospectively. Effective Jan. 1, 1996, the fuel costs that are monitored include demand costs for both sales and purchased power and transmission wheeling expenses, which had been excluded prior to that date.

     Gas rate schedules for the Company and the Wisconsin Company include a purchased gas adjustment (PGA) clause that provides for rate adjustments for changes in the current unit cost of purchased gas compared to the last costs included in rates.

     By September 1 of each year, the Company is required by Minnesota statute to submit to the MPUC an annual report of the PGA factors used to bill each customer class by month for the previous year commencing July 1 and ending June 30. The report verifies whether the utility is calculating the adjustments properly and implementing them in a timely manner. In addition, the MPUC review includes an analysis of procurement policies, cost-minimizing efforts, rule variances in effect or requested, retail transportation gas volumes, independent auditors' reports, and the impact of market forces on gas costs for the coming year. The MPUC has the authority to disallow certain costs if it deems the utility was not prudent in its gas procurement activities. On September 3, 1996 the MPUC allowed full recovery of gas costs in response to the filing for the year ended June 30, 1995. The MPUC's determination regarding the filing for the year ended June 30, 1996 is pending. Approval is anticipated in the latter half of 1997.

     In August 1995, the MPUC initiated an investigation -- an industry-wide proceeding which was open to participation from any interested party -- to examine whether the PGA mechanism was still appropriate for gas utilities based on the recent changes in the competitive environment in the gas utility industry and the authorization of performance-based gas purchasing regulation. The MPUC requested comments on the continued need for the PGA mechanism. The Company filed comments supporting the continued use of the PGA, but urging the use of performance-based PGA mechanisms. The MPUC issued an order November 18, 1996, concluding its investigation and determining that the PGA mechanism as currently in effect should be retained at this time.

     The PSCW conducted a generic hearing in March 1996 to consider alternative incentive-based gas cost recovery mechanisms to replace the current PGA clause. In its November 5, 1996 order, the PSCW issued general guidelines for incentive based gas cost recovery mechanism as well as "modified one-for-one" gas cost recovery mechanisms. Under a modified one-for-one gas recovery mechanism the allowable gas commodity cost recovery would be based on a benchmark index, which in turn is based on the market price of gas. The allowable cost recovery of the remaining components of the cost of gas (for example, interstate pipeline transportation) would be based on actual costs incurred, as is now the case with the PGA clause. The order required all major gas utilities in Wisconsin to file a proposal to replace their current purchased gas adjustment clause, but allowed individual utilities discretion in choosing which type of gas cost recovery mechanism to file. The Company plans to file a proposal for a modified one-for-one gas recovery mechanism by July 1, 1997, according to the schedule established by the PSCW.

     The Wisconsin Company's gas and retail electric rate schedules for Michigan customers include Gas Cost Recovery Factors and Power Supply Cost Recovery Factors, which are based on 12 month projections. After each 12 month period, a reconciliation is submitted whereby over-collections are refunded and any under-collections are collected from the customers. For 1997 the Gas Cost Recovery Factor is in place; however, due to the pending merger with WEC, the Wisconsin Company has received approval of a waiver of the Power Supply Cost Recovery Factor. The waiver has been challenged by the Michigan Attorney General.

     Viking is a transportation-only interstate pipeline and provides no sales services. Thus, Viking has no need for a PGA mechanism. Natural gas fuel for Viking's compressor station operations is provided by transportation service customers.

Resource Adjustment Clauses in Effect

     In 1995, the MPUC approved the implementation of an annual recovery mechanism for deferred electric and gas conservation and energy management program expenditures, including amortization of program costs, reimbursement of a portion of electric margins lost due to conservation activity, and returns on capital used to finance conservation programs. This decision allows for accelerated recovery of conservation and energy management program expenditures which is desirable because it lessens the risk for future stranded costs resulting from electric industry restructuring. A surcharge to customer's bills is included as a line item entitled "resource adjustment." The Company is required to request a new cost recovery level annually.

     In January 1996, a number of changes to the Company's regulatory deferral and amortization practices for Minnesota electric conservation program expenditures were approved. These changes allow the Company to expense rather than amortize new conservation expenditures beginning in 1996 and to increase its recovery of electric margins lost due to conservation activity. In addition, the Company received approval for 1996 and 1997 conservation expenditures at levels lower than 1995. These conservation cost recovery changes are intended to avoid a significant delay between the time when costs are incurred and when they are recovered in rates.

Rate Matters by Jurisdiction

Minnesota Public Utilities Commission (MPUC)

     In 1991, the Minnesota legislature granted the MPUC discretionary authority to approve a rate adjustment clause for changes in certain costs (including property taxes, fees and permits) incurred by Minnesota public utilities. The MPUC may approve a utility's use of the rate adjustment clause for billing customers if certain conservation expenditure levels are met. During 1994, the Company filed a request with the MPUC to make use of the rate adjustment clause to recover increased property tax costs from its retail gas customers in Minnesota. The MPUC denied the Company's request. No additional request to make use of the rate adjustment clause for the Company's electric or gas customers is currently pending with the MPUC.

     In 1995, as part of a response to 1994 Minnesota legislation related to spent fuel storage at the Prairie Island nuclear plant, the MPUC approved the Company's filing for a miscellaneous rate change proposal with the MPUC which reflects a 50 percent discount on the first 300 kilowatt hours (Kwh) consumed each month by qualified low-income residential customers. As a result, the Low Income Discount Rate became effective in 1995 for qualifying customers, with rate adjustments designed to recover from other customers the costs of the discount. The ruling also eliminated the Conservation Rate Break and restructured the rates between customer classes, but did not significantly change overall revenue levels. See Note 14 to the Financial Statements under
Item 8 for a discussion of the Company's legislative resource commitments.

     Approximately 30,000 of the Company's customers received assistance totaling $5.4 million from federally funded Low Income Home Energy Assistance Programs (LIHEAP) operated by the State of Minnesota for the 1995-96 heating season. Other states served by NSP have similar programs. Qualification for the Company's Low Income Discount Rate is based on eligibility for LIHEAP.
The federal LIHEAP program is facing some opposition and funding could be lost in the future.

     Gas utilities in Minnesota are required to file for a change in gas supply contract levels to meet peak demand, to redistribute demand costs among classes, or exchange one form of demand for another. The Company filed in October 1996 to increase its demand entitlements due to projected increases in firm customer count, to decrease the Minnesota jurisdictional allocation of total demand entitlements, effective Nov. 1, 1996, and to recover the demand entitlement costs associated with the increase in transportation and storage levels in its monthly PGAs. In February 1997, the MPUC approved NSP's 1996-97 entitlement levels.

     In 1995, the MPUC initiated a rulemaking process to amend, repeal, or replace existing rules governing customer service standards for gas and electric utilities. In 1995 the MPUC solicited comments from interested parties and formed an advisory task force representing interests from electric and gas utilities, low and fixed-income consumer advocate groups, other Minnesota State agencies and other various rate payer classes. Certain parties are proposing changes to the MPUC customer service rules that have the potential to increase the Company's costs associated with managing and collecting customer accounts. Examples of proposed changes are provisions requiring NSP to have a signed contract for service, restricting collection of past-due bills to only the party(s) named on the bill, and prohibiting the Company from collecting a deposit for utility service from a low-income customer. The ultimate outcome of the rulemaking process is unknown at this time. The task force currently is not actively meeting.

     In response to customer requests and concerns, the Company initiated several changes and clarifications to its tariff options through miscellaneous filings in 1996. For Company gas business customers in Minnesota, the Daily Balancing Service and Telemetering Service Riders were approved along with modifications to the Company's gas transportation tariffs. Commercial and industrial electric customers will now be able to participate in the Company's proposed Real Time Pricing experimental program.

     On Aug. 4, 1995, the Company filed for MPUC approval of the Merger Transaction with WEC. The Company proposed a rate plan which would reduce electric rates by 1.5 percent subsequent to the merger and a four-year rate freeze thereafter, except for certain uncontrollable events. The rate plan was modified in March 1996 to also provide for a freeze in gas rates through 1998. The proposed rate plan included a request for a four-year amortization of the costs associated with the Merger Transaction.

     In June 1996, the MPUC issued an order that established the procedural framework for the MPUC's considerations of the merger. Contested case hearings were ordered for the issues of merger-related savings, electric rate freeze characteristics, NSP's pre-merger revenue requirements, Primergy's ability to control the transmission interface between the Mid-Continent Area Power Pool (MAPP) and the Wisconsin and Upper Michigan area, and the impact of control of this interface on other Minnesota utilities. Evidentiary hearings were held from Nov. 20 through Dec. 3, 1996. The Minnesota Department of Public Service recommended a rate reduction of 2.0 percent, compared with the 1.5 percent reduction the Company proposed. In January and February 1997, administrative law judges issued their findings and recommendations in the Minnesota merger applications. Among other items they: found that NSP's projected merger-related cost savings in general were reasonable; recommended a four-year rate freeze, with very limited exceptions for rate changes; concluded that the merger would not provide Primergy with the ability or incentive to negatively impact competition; and determined the Company's pre-merger electric rates for Minnesota retail customers may exceed revenue requirements by $3.5 million, or one-fifth of one percent. The MPUC will consider the administrative law judges' recommendations along with other information when it deliberates and decides the case. On March 5, 1997, the Office of the Attorney General, a participant in the merger case, filed a brief which expressed for the first time opposition to the merger. On March 20, 1997, the MPUC heard comments from the parties on the need for additional hearings or other procedures prior to making a decision on the merger. While NSP believes the case is ready for decision now, the MPUC is considering what further procedures, if any, it will require. If no further procedures are undertaken, a decision in the second quarter is expected.

     In July 1996, the MPUC, on a motion from a Commissioner, voted to request an investigation into allegations of improper communications between two Commissioners and a Company lobbyist. The MPUC in September 1996 determined
in an order that no improper contact had taken place.   Upon reconsideration
in December 1996, the MPUC reversed itself and found the communications were improper. However, in January 1997 prior to issuing an order on its December decision, the MPUC reconsidered and nullified its December decision. No final written order has been issued.

     The need for general rate filings in 1997 depend upon the outcome of the merger case.

North Dakota Public Service Commission (NDPSC)

     On Aug. 4, 1995, the Company filed for NDPSC approval of the Merger Transaction with WEC. The Company proposed a rate plan which would reduce electric rates by 1.5 percent on Jan. 1, 1997, or after the close of the Merger Transaction, and implement a four-year rate freeze thereafter, with certain exceptions. A 1.25 percent rate reduction and a four-year rate freeze in gas rates was also proposed. Public hearings on the Merger Transaction were held in Minot, Grand Forks and Fargo, North Dakota in November and December 1995. A technical hearing was held in March 1996. The NDPSC, voted unanimously to approve the Merger on June 26, 1996, basically on the terms proposed by NSP.

     At a hearing in December 1995, the NDPSC approved the phase-out of the use of deferred accounting for conservation program costs. Effective retroactively to Jan. 1, 1995, the Company will expense conservation program costs related to North Dakota operations in the year the costs are incurred. This change increased conservation expenses by $1.7 million in 1995. Costs incurred prior to 1995 will continue to be amortized in jurisdictional expenses.

     On Jan. 17, 1996, the Company filed a plan with the NDPSC for a $485,000 annual reduction in base gas rates in North Dakota. This plan responded to a NDPSC staff audit of gas earnings for this jurisdiction for the years 1991 to 1995. The Company also proposed to adjust its base cost of gas to more current levels and make modifications to its PGA and annual gas cost true-up mechanism. This reduction is in addition to the merger-related gas rate reductions. On August 7, 1996, the NDPSC approved an annual reduction of $491,000 effective September 1, 1996. In its order, the NDPSC also opened an investigation to examine gas cost of service methodologies and rate design criteria for the Company. Results of this investigation are expected to be revenue neutral.

     No other general rate filings are anticipated in North Dakota in 1997.

South Dakota Public Utilities Commission (SDPUC)

     In 1995, the SDPUC determined that it did not have jurisdiction to approve or deny the Merger Transaction with WEC. On September 30, 1996 the Company filed a 1.5% electric rate reduction ($1.2 million on an annual basis) to be effective upon closing of the Merger Transaction. After the merger-related reduction, South Dakota rates would then be frozen through 2000.

Public Service Commission of Wisconsin (PSCW)

     In June 1995, the Wisconsin Company filed an application with the PSCW requesting no change in the electric utility rates for 1996 and a $2.7 million (3.6%) increase in gas utility rates for 1996. In late 1995, the PSCW ordered the Wisconsin Company to decrease electric rates by $4.8 million (1.7%) and ordered a $2.5 million gas rate increase (3.4%). An effective date of January 1, 1996, was authorized for both of these rate changes. In its order, the PSCW deviated from its normal biennial rate case filing requirements and directed the Wisconsin Company to file complete electric and gas rate cases in early 1996 for the test year beginning January 1, 1997, as discussed below. This special filing was requested by the PSCW to facilitate its review of the Wisconsin Company's pending application to merge with WEC.

     The Wisconsin Company and WEC filed for approval of the Merger Transaction on Aug. 4, 1995. WEC requested deferred accounting treatment and rate recovery of costs associated with the proposed merger. Rate plans were filed that proposed a 1.5 percent annual retail electric rate reduction and a $4.2 million annual reduction in gas rates (of which $.6 million relates to the Wisconsin Company) at the time of the merger and four-year rate freezes thereafter with certain exceptions.

     On March 15, 1996, the Wisconsin Company filed a full rate case for the 1997 test year on a stand alone basis as requested by the PSCW. The Wisconsin Company's filing described revenue deficiencies for both electric and gas utilities. However, no rate increases were requested. Technical hearings for the Wisconsin Company's electric and gas rate cases were held before the PSCW on July 8, 1996. On November 26, 1996, the PSCW issued an order approving the Wisconsin Company's application for no change in rates. However, certain classes of customers will experience small changes in rates as a result of rate design revisions requested by the Wisconsin Company. These changes to electric rates for certain customers classes have an offsetting effect on overall revenues. There were no significant changes to gas rates. In its order, the PSCW approved a capital structure composed of 45% debt and 55% common equity, and granted an 11.3% return on common equity.

     On March 18, 1996, the Wisconsin Company and WEC filed testimony and exhibits supporting the original Aug. 4, 1995 Merger Transaction filing. On July 24, 1996 the PSCW held a prehearing conference on the merger proceeding. At the prehearing conference, the parties agreed upon an extensive issues list and a schedule for the hearing. At its open meeting on Aug. 8, 1996, the PSCW revised the schedule and set hearings to begin Oct. 30, 1996. In October 1996, the PSCW staff filed testimony with the PSCW proposing various conditions, including potential divestiture of certain transmission, generation and gas assets and a larger reduction in electric rates than proposed by NSP and WEC. The staff recommendations differ materially from the merger terms and conditions proposed in the application NSP and WEC originally filed with the PSCW. In late December 1996, two legislators from Wisconsin asked the PSCW to delay decisions on all pending utility mergers until the Wisconsin Legislature rewrites the state's utility merger law. In early January 1997, the PSCW voted unanimously not to delay its decision. However, later in January, a Dane County Circuit Court judge ordered the PSCW to delay its decision on the merger, pending the results of an investigation regarding alleged prohibited conversations between one of the PSCW commissioners and WEC officials. The judge further ordered the PSCW to investigate the allegations. At the request of the PSCW, the matter is under investigation by the District Attorney's Office of Milwaukee County. NSP cannot predict when the PSCW will resolve the allegations and proceed with deliberations concerning the proposed merger. In early 1997, legislation was introduced in the Wisconsin legislature to revise the statute under which the PSCW reviews utility mergers. As introduced, the legislation would apply to the Primergy merger if it is still pending before the PSCW at the time the legislation is signed into law. In that event, it is highly likely that the PSCW would be required to hold additional hearings on the merger application.

     In September 1996, the PSCW issued an order setting minimum standards for creating an independent system operator (ISO) for the electric transmission system of NSP and WEC that differ from NSP's and WEC's ISO proposal filed with FERC, as discussed later. This order was issued as part of a generic electric utility restructuring process the PSCW started in 1995. Although the restructuring process is separate from the merger proceedings, the order is related because the PSCW staff, in its testimony filed in the merger proceeding, as discussed above, recommended establishing an ISO that meets the standards of the PSCW's order as a condition of approving the merger. In addition, in September 1996, the PSCW submitted its ISO order to the FERC with a request that the FERC require an ISO satisfying the PSCW minimum standards as a condition of FERC approval of the NSP/WEC merger application. In October 1996, NSP and WEC filed with the PSCW, as supplemental testimony and exhibits in the merger proceeding, the same ISO proposal filed with the FERC, as discussed later.

     The Wisconsin Company was originally scheduled to file a general rate case in June of 1997 for rates effective January 1, 1998 as required by the PSCW biennial filing schedule. However, because of the PSCW's decision to deviate from this schedule, it is unlikely the Wisconsin Company will file a rate case until later in 1997, if at all. If the PSCW approves the NSP/WEC merger, the Wisconsin Company anticipates the PSCW will waive the biennial rate case filing requirements and instead will accept the rate reductions and the four-year freeze as proposed in the merger application.

Michigan Public Service Commission (MPSC)

     The Wisconsin Company and WEC filed for MPSC approval of the Merger Transaction on Aug. 4, 1995. Electric and gas rate plans were filed that proposed a rate reduction and a four-year rate freeze. On April 10, 1996, the MPSC approved the merger application through a settlement agreement containing terms consistent with the merger application.

     There were no changes in the Michigan electric and gas base rates during 1996. The Wisconsin Company does not anticipate the need to file for a change in Michigan rates in 1997.

Open Access Transmission Proceedings (FERC)

     In April 1996, the FERC issued two final rules, Order Nos. 888 and 889, which may have a significant impact on wholesale markets. Order No. 888, which was preceded by a Notice of Proposed Rulemaking referred to as the "Mega-NOPR", concerns rules on non-discriminatory open access transmission service to promote wholesale competition. Order No. 888, which was effective on July 9, 1996, requires utilities and other transmission users to abide by comparable terms, conditions and pricing in transmitting power. Order No. 889, which had its effective date extended to Jan. 3, 1997, requires public utilities to implement Standards of Conduct and an Open Access Same Time Information System ("OASIS", formerly known as "Real-Time Information Networks"). These rules require transmission personnel to provide the same information about the transmission system to all transmission customers using the OASIS. A new proposed rule on Capacity Reservation Open Access Transmission Tariffs also was issued on April 24, 1996. This proposed rule requested comments on a new proposed tariff to be in effect no later than Dec. 31, 1997. With regard to compliance with the first phase of Order 888, on July 9, 1996, NSP submitted its transmission tariff compliance filing and an information filing that unbundled the transmission component of the full requirements municipal wholesale customers' rates. With regard to the second phase, in December 1996 NSP submitted its compliance filing which unbundled the transmission component of its coordination agreements. For transactions under these agreements, these customers became NSP transmission service customers. In October 1996, the FERC accepted NSP's information filing. NSP also is in compliance with Order 889. Steps taken in compliance include the submission of the requisite Standards of Conduct filing in November 1996 and the training of employees on these standards in January 1997. NSP continues to be generally supportive of the FERC's efforts to increase competition.

     The FERC's Order No. 888 required utilities to offer a transmission tariff that includes network transmission service (NTS) to transmission customers. NTS allows transmission service customers to fully integrate load and resources on an instantaneous basis, in a manner similar to NSP's historical integration of its load and resources. Customers can elect to participate in the cost-sharing network by requesting NTS service from NSP. Under NTS, NSP and participating customers share the total annual transmission cost for their combined joint-use systems, net of related transmission revenues, based upon each company's share of the total system load. The expected annual expense increase to NSP, net of cost-sharing revenues, as a result of offering NTS is estimated to be approximately $27 million for 1997. In 1996, NSP incurred $3 million of NTS expenses.

Electric Transmission Tariffs and Settlement (FERC)

     NSP has been an industry leader in the area of transmission open access. In 1990, NSP filed a transmission services tariff for certain transmission customers. New rates were effective under the filing, subject to refund, for the period Dec. 29, 1990, through Oct. 31, 1994. On Feb. 5, 1996, the FERC denied NSP's request for rehearing and required NSP to submit a refund compliance filing. A compliance filing was made on March 29, 1996 and the amount refunded by both companies in 1996 was $1.4 million. This refund had been fully accrued as of Dec. 31, 1995.

     In March 1994, NSP filed a revised open access transmission tariff with the FERC. On April 11, 1995, an Offer of Settlement (the Settlement) was entered into by a majority of the parties involved in this proceeding. The settlement agreement includes a transmission tariff that complies with the FERC transmission pricing policy which calls for comparability of service and pricing, network service, and unbundling of ancillary charges such as scheduling and load following. The FERC approved the Settlement on Feb. 14, 1996, subject to the outcome of the Final Rule (Open Access Transmission Order No. 888, as previously discussed). The revenue effect of the settlement on the Company is expected to be an increase of approximately $200,000 per year. The new tariff allows NSP to comply with transmission pricing provisions of open access transmission requirements of the Energy Policy Act of 1992. On October 11, 1996, in response to the Final Rule, NSP filed the Order 888 proforma tariff using the settlement rates from the approved NSP tariff.

Proposed Merger Approval Proceedings (FERC)

     In July 1995, the Company and WEC filed an application and supporting testimony with the FERC seeking approval of the Merger Transaction to form Primergy Corporation. The filing consisted of the merger application, the proposed joint transmission tariff, and an amendment to the Company's Interchange Agreement with the Wisconsin Company.

     In late 1995, various intervenors filed comments with FERC. The issues raised by intervenors with respect to the merger application at the FERC are primarily related to two areas: the impact on competition and the nature of the cost savings. On Jan. 31, 1996, the FERC issued a ruling which put the merger approval filing on an accelerated schedule. The FERC ordered that only one of six merger issues raised by intervenors was entitled to a hearing, provided the applicants agreed to a wholesale rate freeze. Therefore, the effect of the proposed merger on bulk power competition was the only issue entitled to a hearing.

     In February 1996, the Company and WEC agreed to freeze wholesale rates for four years subsequent to the Merger Transaction.

     WEC and NSP filed testimony with the FERC providing a detailed analysis of generation "market power" and more specific information about the ISO proposal included in earlier filings. This additional information was provided to the FERC in response to concerns raised by intervenors in the merger proceeding and by the FERC staff. Hearings were held in June 1996.


     The FERC administrative law judge (ALJ), in the merger proceeding, issued an initial decision on Aug. 29, 1996, recommending approval of the merger application, subject to NSP and WEC meeting eight conditions. A significant part of the ALJ's initial decision discusses the design of an ISO. The ALJ's initial decision specifically rejected the need for divestiture of any generation or transmission facilities as a requirement for ensuring open and equal access to the transmission system. In October 1996, NSP and WEC filed a Unilateral Offer of Settlement (UOS) with the FERC. The UOS includes a transmission system control agreement and articles and bylaws for establishing an ISO, intended to meet the requirements of the ALJ's decision and FERC guidelines. In mid-December 1996, the FERC revised and streamlined its 30-year-old policy for evaluating public utility mergers, with the changes designed to expedite the processing of merger applications. The new policy primarily focuses on three factors in reviewing mergers: the effect on competition, rates, and state and federal regulation. For pending mergers, the policy will be applied on a case-by-case basis. NSP and WEC believe the proposed merger is consistent with the FERC's revised merger policy and are hopeful that the FERC will simultaneously rule on the UOS and the pending merger application in the first half of 1997.

Other Proceedings (FERC)

     In September 1996, NSP filed for FERC approval to "abandon" FERC's jurisdiction over two liquefied natural gas ("LNG") plants which NSP operates near St. Paul, Minnesota, and Eau Claire, Wisconsin. FERC asserted jurisdiction over the plants in the late 1970s, and NSP has provided FERC regulated LNG services from the two plants since that time. Under the NSP filings, FERC would abandon jurisdiction under Section 7 (c) of the Natural Gas Act, but would retain limited jurisdiction under 18 CFR Part 284.224. The "abandonments" are required to complete the Primergy merger, but would also allow NSP to modify the LNG plant facilities or provide new LNG services without prior FERC approval. FERC action is pending.

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

     In October 1992, the President signed into law the Energy Policy Act of 1992 (Energy Act). The Energy Act amends the PUHCA and the Federal Power Act. Among many other provisions, the Energy Act is designed to promote competition in the development of wholesale power generation in the electric utility industry. It exempts a new class of independent power producers from regulation under the PUHCA. The Energy Act also allows the FERC to order wholesale "wheeling" by public utilities to provide utility and non-utility generators access to public utility transmission facilities. The provision allows the FERC to set prices for wheeling, which will allow utilities to recover certain costs. The costs would be recovered from the companies receiving the services, rather than the utilities' retail customers. The FERC Orders No. 888 and 889 (as discussed in "Utility Regulation and Revenues," herein) reflect the trend toward increasing transmission access under the Energy Act.

     The continuing trend of increased competition in the wholesale markets continues to drive wholesale rates lower than previous years. With the competition, NSP's municipal customers are continually evaluating a variety of energy sources to provide their power supply. This trend has resulted in renegotiation of existing municipal contracts, which will continue the current trend of lower municipal wholesale power supply revenues.

     In 1992, nine of the nineteen municipal wholesale customers notified the Company of their intent to terminate their power supply contracts. Seven terminated their agreements effective July, 1995 and the other two effective July, 1996. Of the other ten municipal wholesale customers, one in 1995 became a member of the Central Minnesota Municipal Power Agency (CMMPA). The Company has supplied the energy requirements to CMMPA since it was formed in 1992, and in March of 1996 CMMPA selected NSP to provide 100% of its energy requirements through 2001. Responding to changing market competition, the Company has offered nine municipal wholesale customers with existing supply agreements some alternatives which more closely reflect the communities' own circumstances and tolerance for risk versus potential savings. Each wholesale customer will make their own decision based on what terms and conditions best fits their needs.

     The Wisconsin Company provided power supply to ten municipal wholesale customers in 1996. The Wisconsin Company has offered discounted rates to customers in exchange for longer contract terms. In 1996, seven customers received discounts of three to five percent below the FERC authorized W-1 wholesale rate. Beginning in 1996, two customers began service under five-year negotiated rate agreements, and at the end of the five year term, the Wisconsin Company will have no further obligation to serve these two customers. In late 1996, one of the existing customers renewed its power supply agreement for an additional five years. With this agreement, all existing Wisconsin Company municipal wholesale customers have current power supply agreements ranging from 4 to 10 year terms. Changes in the wholesale market were anticipated and the Wisconsin Company is providing discounts and negotiated services to be competitive. Two investor owned utility wholesale customers renewed their agreements in late 1996 for an additional five years. They will purchase almost all of their power supply requirements from the
Company.   A partial requirements sale is also being made to one additional municipal customer.

     The Company is experiencing a continuing increase in requests for the use of its transmission system as power marketers continue to enter the electric industry. In 1996, the Company filed 58 transmission service agreements for FERC approval.

     Many states are currently considering retail competition. The timing of regulatory actions and their impact on NSP cannot be predicted and may be significant. Regulators are currently considering what actions they should take regarding electric industry competition. In 1994, the PSCW asked each utility in the state for comments regarding retail competition. In response to the request, the Wisconsin Company filed the following recommendations:
(i) competition should be phased in for retail markets by customer classes, with all customers having choice of supplier by 2001, (ii) the generation segment of the industry should be deregulated by 2001, (iii) prudent stranded costs should be recovered prior to the advent of retail wheeling and (iv) utilities and other competitors should have a level playing field for issues such as obligation to serve, eminent domain, requirements for demand side management, funding of social programs, opening of retail markets to competition and other issues. Also, as an outcome of the responses to the PSCW, a task force was formed by the PSCW to analyze the industry restructuring necessary in the state of Wisconsin.

     In February 1996, the PSCW issued its report to the state legislature on restructuring the electric industry. The report was the culmination of over a year of work by representatives from a wide range of interests, including low income advocates, environmental groups, regulators and the utilities. NSP played an active role in the efforts. Key elements of the report include:
1) unbundling the vertically-integrated utility functions into generation, transmission, distribution and energy services; 2) improving competition in electric generation while insuring consumer access to the low costs associated with existing power plants; 3) preventing the exercise of market power by large companies; 4) revising Wisconsin's regulatory processes while protecting the environment; 5) working to transform the transmission system into a common carrier: 6) developing distribution and retail service requirements and 7) developing alternative means for funding and providing social benefits to customers. The report included a 32 step plan to achieve these elements with the ultimate goal of opening the retail market to competition by the year 2001. The PSCW began implementing the 32 step plan in 1996. As of the end of the year, parties have filed plans with the PSCW to unbundle utility functions; completed hearings on revising the State's Advance Plan and Certificate of Public Convenience and Necessity processes; developed proposals regarding the funding and delivery of low income, energy efficiency, renewable resource and environmental research services; and began to work on initial distribution and retail service requirements. In addition, the PSCW issued an order in September 1996 that set minimum standards for creating an ISO, as discussed previously.

     In Minnesota, regulators have developed draft principles for electric industry restructuring to provide a framework from which to proceed. One of the principles supports an open transmission system and the establishment of a robust wholesale competitive market. At this time, Minnesota regulators have not established definitive timelines for industry restructuring or changes. As a follow-up to the draft principles, the Minnesota Commission convened a group, including NSP, referred to as the Electric Competition Workgroup, to examine various aspects of possible changes. The workgroup released a report examining options for increasing competition in Minnesota and encouraging more efficient administrative oversight of regulated retail services. The report called for the introduction of flexible rates for large electric customers and quicker review of electric service contracts and non-controversial filings.

     Minnesota's Governor and legislative leadership have indicated that electric utility restructuring will not be a priority until the 1998 session. Nevertheless, legislative hearings on the issue are expected to begin in 1997. NSP supports industry restructuring in Minnesota, as long as, among other things, it is preceded by property tax reform. Currently, NSP's property taxes in Minnesota are two to three times higher than they would be in our neighboring states, and investor-owned utilities also pay higher taxes than other types of utilities within Minnesota. NSP is advocating a tax reform proposal that would eliminate the severe interstate and intrastate disparities in the way different types of utilities are taxed and would position NSP to compete more fairly in a restructured energy environment.

     On February 20, 1996, the NDPSC opened an electric industry restructuring investigation, Case No. PU439-96-54. Several parties, including NSP, filed comments and appeared at two hearings in May and December, 1996. The NDPSC particularly sought commentary on the National Association of Regulatory Utility Commissioners (NARUC) Principles to Guide the Restructuring of the Electric Industry. On February 19, 1997, the NDPSC issued an order adopting the NARUC principles for use in North Dakota. The principles generally suggest that industry changes should only occur when they result in economic efficiency and serve the broader public interest. Specific principles address areas of network reliability, customer choice, sharing of benefits, protecting the environment, stranded costs, and state commission responsibility for determining restructuring policies. The principles were previously adopted by NARUC in the summer of 1996. The impact of this NDPSC action is not expected to be material for NSP within the foreseeable future. Long term implications, as markets become more competitive, cannot be predicted.

     In Michigan, the MPSC Staff recently released a report setting out their proposal for instituting retail access. In their report, MPSC endorsed two fundamental principles: (1) all customers should be eligible to participate in the emerging competitive market, and (2) rates should not be increased for any customers and should be reduced where possible. Staff's plan calls for utilities to open up 2 1/2% of their loads each year beginning in 1997, with full retail access in effect by the year 2007. Also, the plan calls for: recovery of stranded costs through the use of rate reduction bonds; the institution of performance based rates for transmission and distribution service; the requirement that originating suppliers in any retail access transaction provide reciprocal rights to the utility providing the retail direct access service; provision of distribution utility service to customers who do not choose to participate or who cannot participate in the program; and unbundling of rates into separate functions. Comments were filed January 21, 1997.

     In July 1996, NSP executed a long term electric service contract with one of its largest electric customers, Koch Refining Company. Previously, Koch had planned to construct a 180 Mw cogeneration plant, leave the NSP retail system, and make sales of excess electricity in the wholesale market in competition with NSP. Under the agreement, Koch will remain an NSP retail customer, and will participate in NSP's electric supply bidding process before constructing any new generating plant. The agreement complies with a new Minnesota law enacted in 1996. NSP filed for MPUC approval of the agreement in September 1996. The MPUC ruled the agreement is consistent with the statute but deferred action on cost recovery until the next electric rate case.

     In June 1996, the City Council for the City of St. Paul, Minnesota (the
City), approved new ten year electric and natural gas franchise agreements between NSP and the City. Under Minnesota law, utilities are required to obtain franchises from the municipalities where they serve. The franchise fees collected from customers in St. Paul total approximately $14 million annually. Under the new agreements, NSP and the City agreed to a substantial change in the way NSP collects and pays franchise fees. Previously, NSP collected a surcharge based on a percentage (5 or 8%) of the customer's bill only for energy supplied by NSP. This fee structure would have placed NSP's electric supply sales at a significant price disadvantage in a retail wheeling environment, because a customer could avoid the fee by purchasing electric supplies from a third party supplier, who cannot be assessed franchise fees. In the new agreements, NSP and the City agreed to a "unit charge" mechanism where the franchise fee is collected on the units of energy (Kw, Kwh or CCF) of electricity or gas delivered by NSP regardless of the supplier. The new fee structure will generate about the same total fee revenue for the City each year, but are "supplier neutral" and will not create uneconomic price incentives for customers to leave the NSP system. In October 1996, the MPUC approved NSP tariff changes required to collect the new fee structure on retail bills. To NSP's knowledge, the new St. Paul franchise agreements are the first in the United States where all utility franchise fees are collected on a unit of delivery basis.

     NSP has proposed to fill future needs for new generation through competitive bid solicitations. The use of competitive bidding to select future generation sources allows the Company to take advantage of the developing competition in this sector of the industry. The Company's proposal, which has been approved by both the MPUC and the PSCW, allows NRG and NSP's own Generation business unit to bid in response to Company solicitations for proposals.

     Retail competition represents yet another development of a competitive electric industry. Management plans to continue its ongoing efforts to be a low-cost supplier of electricity and an active participant in the more competitive market for electricity expected as a result of the Energy Act.
NSP will continue to work with regulators to complete the tariff and infrastructure that will support an electric competitive environment. Additional actions the Company is pursuing to position itself for the competitive environment include: creative partnership solutions with strategic customers including communities; focusing on the unique needs of national account customers; competitive pricing alternatives; improved reliability; implementation of service guarantees; ease of customer access including 24 hour, 7 days per week operation; substantial customer convenience and flexibility improvements via a new Customer Service System which includes appointment scheduling upon first contact, improved outage call response, and a wide array of new billing options; metering automation; and centralization of common services and aggressive cost management. In addition, NSP will compete for service outside its traditional service area. This process has begun via NSP's Cenerprise subsidiary.

Capability and Demand

     Assuming normal weather, NSP expects its 1997 summer peak demand to be 7,468 Mw. NSP's 1997 summer capability is estimated to be 8,826 Mw, (net of contract sales) including 903 Mw (including reserves) of contracted purchases from the Manitoba Hydro-Electric Board, a Canadian Crown Corporation (Manitoba Hydro) and 1,012 Mw of other contracted purchases. The estimate assumes 7,828 Mw of thermal generating capability and 1,183 Mw of hydro and wind generating capability. Of the total summer capability, NSP has committed 185 Mw for sales to other utilities.

     NSP's 1996 maximum demand of 7,487 Mw occurred on August 6, 1996. Resources available at that time included 7,109 Mw of Company-owned capability and 1,698 Mw of purchased capability net of contracted sales. Due to the Mid-Continent Area Power Pool's (MAPP) penalty for reserve margin shortfalls and to be prepared for weather uncertainty at the lowest potential cost, NSP carried a reserve margin for 1996 of 17.6 percent. The minimum reserve margin requirement as determined by the members of the MAPP, of which NSP is a member, is 15 percent. In March 1996, the members of MAPP approved a proposal to convert MAPP into a Regional Transmission Group (RTG). As a result of this approval, a restated agreement "Restated Mid-Continent Area Power Pool Agreement Jan. 12, 1996" was approved by the FERC in Docket No. ER96-1447, effective Nov. 1, 1996. By converting MAPP to an RTG, members will have more input into transmission access within other member's territories. This is one of the proposals in response to intervenor concerns in the FERC regulatory approval proceeding of the Company's proposed merger with WEC. (See "Utility Regulation and Revenues - Rate Matters by Jurisdiction" herein for more information and Note 14 of Notes to Financial Statements under Item 8 for more discussion of power agreement commitments.)

     The Company is continuing an extensive performance-based transmission and distribution reliability program. This program includes preventative maintenance on transmission and distribution power lines, improvements to existing equipment and implementation of new technology. The program focuses on the leading causes of outages consisting of lightning, trees and underground cable and also concentrates on reducing the number of human-error outages. In 1996, the reliability program resulted in a 14% reduction in the total number of outages to the Company's feeders, from 2,342 in 1995 to 2,014 in 1996. In addition, outages to critical customers sites decreased by 30%. Reliability goals for 1997 include emphasis on reliability-focused maintenance programs, improved restoration processes, and improved customer communication/access.

     In 1994, NSP signed a long term power purchase contract with a non-regulated power producer for 245 Mw of annual capacity for 30 years. The purchase will be from a natural gas-fired combined cycle facility that NSP can dispatch as system requirements dictate. NSP expects the facility to be available in May 1997.

     The Company filed an electric resource plan with the MPUC in July 1995 and received approval February 20, 1997. The plan shows how the Company intends to meet the increased energy needs of its electric customers and includes an approximate schedule of the timing of resources to meet such needs. The plan contains: conservation programs to reduce the Company's peak demand and conserve overall electricity use; economic purchases of power; and programs for maintaining reliability of existing plants. It also includes an approximate schedule of the timing of such resource needs. The plan does not anticipate the need for additional base-load generating plants during the balance of this century and assumes that all existing generating facilities will continue operating through their license period or useful life. The plan also assumes that modifications will be made to the Monticello nuclear generating facility to increase its capacity by 30 Mw by 1998.

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

* Includes the 1994 Minnesota legislative mandate (discussed later) of an additional 400 Mw of wind generation and 125 Mw of biomass generation.
    The amounts shown in parentheses are the estimated MAPP accredited capacity values at the time of system peak demand. The MAPP accreditation procedure for wind is intended to measure wind generation's contribution to system reliability at the time of system peak demand. Because wind generation is a variable resource the accredited capacity is less than the installed capacity.

     The resource plan proposed to satisfy the above resource needs through a combination of the following energy source options:

     - Continued operation of existing generation facilities.
     - Demand reduction of an additional 1,400 Mw by 2010 through conservation and load management.
     - 425 Mw of wind generation in service by 2002.
     - 125 Mw of biomass generation operational by December 31, 2002.
     - Acquisition of competitively priced resources to meet changing needs, i.e. competitive bidding.

     The Company is in the process of updating its current competitive bid schedule and plans to file it with the MPUC in May 1997. NSP plans to contract in 1997 for 100 Mw of peaking energy for 1999 in-service.

     In connection with the approval of used nuclear fuel storage facilities at the Company's Prairie Island generation plant, legislation was enacted in 1994 which established certain resource commitments, as discussed in Note 14 to the Financial Statements under Item 8 and "Electric Utility Operations - Nuclear Power Plants - Licensing, Operation and Waste Disposal," herein. The Company has taken steps to comply with the requirements of these resource commitments. Twenty-five Mw of third party wind generation has been fully operational since May 1, 1994. With respect to the additional 100 Mw of wind energy to be under contract by the end of 1996, the Company has obtained a site designation from the MEQB, and selected Zond Systems, Inc. to supply the wind energy. The Company is in the evaluation process for the third phase of wind generation (another 100 Mw) to be contracted in 1997. The Company is now finalizing contract negotiations with Minnesota Valley Alfalfa Producers for 75 Mw of farm-grown closed-loop biomass generation to be operational in 2001. The Company is now bidding Phase II of farm-grown closed-loop biomass generation (50 Mw) to be operational in 2002. The Company's construction commitments disclosed in "Capital Spending and Financing", herein, include the known effects of the 1994 Prairie Island legislation. The impact of the legislation on power purchase commitments is not yet determinable.

     Minnesota utilities are required under a 1993 Minnesota law to use values established by the MPUC, which assign a range of environmental costs with each method of electricity generation that is not a part of the price of electricity, when evaluating and selecting generation resource options. These values are known as environmental externalities. NSP, along with several other parties, participated in a proceeding initiated by the MPUC to establish such values. The MPUC issued its order in January 1997. The high end of the range of externality values ordered by the MPUC add about 0.55 cents per kwh to a typical new coal plant and about 0.15 cents per kwh to a natural gas fired plant. The carbon dioxide value comprises about 60 percent to 80 percent of these amounts. NSP and several other parties have requested the MPUC reconsider its decision. The MPUC will deliberate reconsideration requests in early 1997.

     NSP continues to implement various Demand Side Management (DSM) programs designed to improve load factor and reduce NSP's power production cost and system peak demands, thus reducing or delaying the need for additional investment in new generation and transmission facilities. NSP currently offers a broad range of DSM programs to all customer sectors, including information programs, rebate and financing programs and rate incentive programs. These programs are designed to respond to customer needs and focus on increasing NSP's value of service that, over the long term, will help its customer base become more energy efficient and competitive. During 1996, NSP's programs reduced system peak demand by approximately 159 Mw. Since 1982, NSP's DSM programs have achieved 1,383 Mw of summer peak demand reduction, which is equivalent to 18 percent of its 1996 summer peak demand. In its 1995 Resource Plan and Conservation Improvement Program (CIP) Filings with the MPUC and the Minnesota Department of Public Service respectively, the Company proposed to reduce its DSM expenditures from approximately 3.5 percent of revenues in 1995 to 2.2 percent of revenues by 1997. The corresponding long-term energy savings goals would be reduced by approximately 50 percent, while the long-term demand savings goals would be reduced by approximately 25 percent. The CIP filing was approved with modification, requiring the Company to spend 2.8 percent and 2.6 percent of its annual revenues on DSM in 1996 and 1997, respectively. The MPUC in February 1997 postponed its decision on the long term energy savings goals to the next Resource Plan, to be filed in January 1998.

     In 1994, the MPUC increased the Company's cost recovery and incentives for DSM by allowing recovery of a portion of the lost margins due to DSM impacts on electric revenues. This lost margin recovery, subject to annual review by the MPUC, was approximately $14 million in 1996 and $7 million in 1995. In addition, in April 1997 the Company will file for approval of approximately $6 million of DSM investment returns and $2 million of performance bonuses for 1996, through an incentive program that rewards the attainment of specified conservation goals. The MPUC approved DSM investment returns of $7 million for 1995.

     In late 1996 and early 1997, NSP received inquiries for wholesale sales of dedicated renewable resources using a "green pricing" approach. Green prices, if approved by regulators, will allow customers to purchase dedicated renewable resources, such as wind, biomass, and hydro power to meet a portion of their energy needs. Customers would pay for energy from renewable resources through a rate premium above standard rates. Efforts are underway to develop and obtain approval for such prices in both the wholesale and retail markets. If approved, sales using "green prices" could begin in 1997. Initially, the revenue impact is not expected to be material.

Energy Sources

     For the year ended Dec. 31, 1996, 47 percent of NSP's Kwh requirements was obtained from coal generation and 28 percent was obtained from nuclear generation. Purchased and interchange energy provided 21 percent, including 14 percent from Manitoba Hydro; NSP's hydro and other fuels provided the remaining 4 percent. The fuel resources for NSP's generation based on Kwh were coal (59 percent), nuclear (36 percent), renewable and other fuels (5 percent).

     The following is a summary of NSP's electric power output in millions of Kwh for the past three years:

                                      1996        1995        1994
Thermal plants                      32,657      33,802      32,710
Hydro plants                         1,194       1,049         922
Purchased and interchange            9,065       9,189       9,054
  Total                             42,916      44,040      42,686

     Many of NSP's power purchases from other utilities are coordinated through the regional power organization MAPP, pursuant to a restated agreement dated January 12, 1996. NSP is one of 53 members, 27 associate members and 6 regulatory participants in MAPP. The MAPP agreement provides for the members to coordinate the installation and operation of generating plants and transmission line facilities. The terms and conditions of the MAPP agreement and transactions between MAPP members are subject to the jurisdiction of the FERC. The MAPP restated agreement converting MAPP to a RTG, as discussed previously, was approved by the FERC effective November 1, 1996.

Fuel Supply and Costs

     Coal and nuclear fuel will continue to dominate NSP's regulated utility fuel requirements for generating electricity by NSP owned generating capacity. It is expected that approximately 97 percent of NSP's fuel requirements, on a Btu basis, will be provided by these two fuels over the next several years, leaving 3 percent of NSP's annual fuel requirements for generation to be provided by other fuels (including natural gas, oil, refuse derived fuel, waste materials, renewable sources and wood). The actual fuel mix for 1996 and the estimated fuel mix for 1997 and 1998 are as follows:

                                             Fuel Use on Btu Basis
                                                 (Est)       (Est)
                                      1996        1997        1998

Coal                                 59.7%       60.3%       59.3%
Nuclear                              37.2%       36.5%       37.5%
Other                                 3.1%        3.2%        3.2%

     The Company normally maintains between 20 and 40 days of coal inventory depending on the plant site. The Company has long-term contracts providing for the delivery of up to 100 percent of its 1997 coal requirements. Coal delivery may be subject to short-term interruptions or reductions due to transportation problems, weather and availability of equipment.

     Based on existing coal contracts, the Company expects that more than 98 percent of the coal it burns in 1997 will have a sulfur content of less than 1 percent. The Company has contracts with two Montana coal suppliers (Westmoreland Resources and Big Sky Coal Company) and three Wyoming suppliers (Rochelle Coal Company, Antelope Coal Company and Black Thunder Coal Company) for a maximum total of 45 million tons of low-sulfur coal for the next 4 years. These arrangements are sufficient to meet the requirements of existing coal-fired plants. They also permit the Company to purchase additional coal when such purchase would improve fuel economics and operations. The Company has options from suppliers for over 100 million tons of coal with a sulfur content of less than 1 percent that could be available for future generating needs. The plants in the Minneapolis-St. Paul area are about 800 miles from the mines in Montana and 1,000 miles from the mines in Wyoming. Coal delivered by rail provides the Company with an economical source of fuel.

     The estimated coal requirements of the Company at its major coal-fired generating plants for the periods indicated and the coal supply for such requirements are as follows:

                                                                      State
                                                                     Sulfur
                                                                    Dioxide
                                                        Approx-    Emission
                                                          imate       Limit
                    Maximum      Amount    Contract      Sulfur      Pounds
                     Annual  Covered by  Expiration     Content   Per MBTU*
                     Demand    Contract        Date      (%)(2)       Input
Plant                (Tons)      (Tons)

Black Dog         1,000,000   1,000,000         (1)         0.5         1.3(3)
High Bridge         800,000     800,000         (1)         0.5         3.0
Allen S. King     2,000,000   2,000,000         (1)         0.9         1.6
Riverside         1,200,000   1,200,000         (1)         0.7         2.5(4)
Sherco            7,500,000   7,500,000         (1)         0.5         0.9(5)
                 12,500,000  12,500,000(6)

*MBTU = Million British Thermal Units

Notes:

(1) Contract expiration dates vary between 1997 and 2005 for western coal, which can provide up to 100 percent of the required fuel supply for the designated generating unit. Spot market purchases of other western coal, and other fuels will provide the remaining fuel requirements when such purchases would improve fuel economics. The Company is also burning petroleum coke as a source of fuel.
(2) This percentage represents the average blended sulfur content of the combination of fuels typically burned at each plant.
(3)   The Black Dog Fluidized Bed (Unit 2) SO2 limit is 1.2 lb/MBTU.
(4) The SO2 limitation at Riverside Unit 8 is 2.5 lb/MBTU. The limitation for units 6 and 7 is currently 0.9 lb SO2 /MBTU.
(5) The SO2 limitation at Units 1 and 2 is 70 percent removal of SO2 input and a maximum emission rate of 0.96 lb SO2/MBTU averaged over 90 days. The SO2 limitation at Unit 3 is 70 percent removal of SO2 input and a maximum emission rate of 0.60 lb SO2/MBTU averaged over 30 days. The use of lime and/or limestone in the plant's scrubbers may be necessary to achieve these limits.
(6)   Annual requirements are expected to range from 11.0 to 12.5 million.

     The Company's current fuel oil inventory is adequate to meet anticipated 1997 requirements. Additional oil may be provided through spot purchases from two local refineries and other domestic sources.

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

     The Company's average electric fuel costs for the past three years are shown below:

                                            Fuel Costs *
                                           Per Million Btu
                                           Year Ended December 31
                                       1994        1995        1996

Coal**                                 $ 1.13      $ 1.11       $1.02
Nuclear***                                .47         .48         .47
Composite All Fuels                       .89         .87         .83

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

Nuclear Power Plants - Licensing, Operation and Waste Disposal

     The Company operates two nuclear generating plants: the single unit, 543 Mw Monticello Nuclear Generating Plant and the Prairie Island Nuclear Generating Plant with two units totaling 1,028 Mw. The Monticello Plant received its 40-year operating license from the Nuclear Regulatory Commission
(NRC) on Sept. 8, 1970, and commenced operation on June 30, 1971. Prairie Island Units 1 and 2 received their 40-year operating licenses on Aug. 9, 1973, and Oct. 29, 1974, respectively, and commenced operation on Dec. 16, 1973, and Dec. 21, 1974, respectively.

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

     The Prairie Island and Monticello nuclear plants currently hold the Institute of Nuclear Power Operations' (INPO) top rating for plant operations and training. In addition, INPO has awarded both of the plants the INPO Excellence Award, which is a rigorous peer review process that recognizes plants with the highest levels of excellence in operational safety and reliability and which have no significant weaknesses.

     The Company previously operated the Pathfinder Plant near Sioux Falls, South Dakota as a nuclear plant from 1964 until 1967, after which it was converted to an oil and gas-fired peaking plant. The nuclear portions were placed in a safe storage condition in 1971, and the Company began decommissioning in 1990. Most of the plant's nuclear material, which was contained in the reactor building and fuel handling building, was removed during 1991. Decommissioning activities cost approximately $13 million and have been expensed. A few millicuries of residual contamination remain at the operating plant site.

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

     A 1980 federal law places responsibility on each state for disposal of its low-level radioactive waste. The law encourages states to form regional agreements or compacts to dispose of regionally generated waste. Minnesota is a member of the Midwest Interstate Low-Level Radioactive Waste Compact Commission. Following the expulsion of Michigan from the Midwest Compact in 1991 for failing to make progress, Ohio was designated the host state. The Ohio legislature in 1995 passed amendments to the Midwest Compact agreement and established procedures for the siting of a compact facility. All states have passed the compact amendments. Congress is expected to ratify the compact amendments by 1999. Ohio is progressing with development of the low-level radioactive waste disposal facility and expects to complete construction in 2005. The development costs will be paid by the generators of low-level radioactive waste within the compact. Currently, the Barnwell facility, located in South Carolina, has been given authorization by South Carolina to accept low-level radioactive waste and the Midwest Compact has authorized its generators to use the Barnwell facility. Barnwell is expected to remain available until the Ohio facility is completed.

     The federal government has the responsibility to dispose of or permanently store domestic used nuclear fuel and other high-level radioactive wastes. The Nuclear Waste Policy Act of 1982 requires the Department of Energy (DOE) to implement a program for nuclear waste management including the siting, licensing, construction and operation of repositories for domestically produced used nuclear fuel from civilian nuclear power reactors and other high-level radioactive wastes at a permanent storage or disposal facility by 1998. The Company has contracted with the DOE for the future disposal of used nuclear fuel. The DOE is currently charging a disposal fee based on nuclear electric generation sold. This fee ranges from approximately $10 million to $12 million per year, which NSP recovers from its electric customers in cost-of-energy rate adjustments. In 1985, NSP paid the DOE a one-time fee of $95 million for fuel used prior to April 7, 1983. None of the Company's used nuclear fuel has been accepted by the DOE for disposal due to the unavailability of a planned federal fuel storage facility. Further, the DOE has indicated that a permanent federal facility will not be ready to accept used nuclear fuel from utilities until approximately 2010. The Company, along with a group of other utilities and state agencies, won a lawsuit initiated against the DOE. The primary purpose of the lawsuit was to insure that the Company and its customers receive timely storage and disposal of used nuclear fuel in accordance with the terms of the Company's contract with the DOE. On July 23, 1996, the United States Court of Appeals for the District of Columbia affirmed the federal government's, and specifically the DOE's obligation to begin disposing of the nation's high level used nuclear fuel in 1998. On January 31, 1997, this group of over 30 utilities (led by NSP) and 45 state agencies, including the Minnesota Department of Public Service, now called the Nuclear Waste Strategy Coalition, announced the filing of another lawsuit against the DOE. This suit requests authority to withhold payments to the DOE for the permanent disposal program. (See Item 3 - Legal Proceedings.) Recently, the Nuclear Waste Strategy Coalition, states and utilities party to the DOE lawsuit, and the National Association of Regulatory and Utility Commissioners wrote to the DOE requesting a plan of action be developed to meet the January 31, 1998 deadline to take the used fuel from utility sites.

     NSP, with regulatory and legislative approval, has been providing on-site storage at its Monticello and Prairie Island nuclear plants. In 1979, the Company began expanding the used nuclear fuel storage facilities at its Monticello plant by replacement of the racks in the storage pool. Also, in 1987, the Company completed the shipment of 1,058 used fuel assemblies from the Monticello plant to a General Electric storage facility in Morris, Illinois. As a result, the Monticello plant does not expect to run out of storage capacity prior to the end of its current operating license in 2010. The on-site storage pool for used nuclear fuel at the Company's Prairie Island Nuclear Generating Plant (Prairie Island) was filled during refueling in June 1994, so adequate space for a subsequent refueling was no longer available.
In anticipation of this, the Company, in 1989, proposed construction of a temporary on-site dry cask storage facility for used nuclear fuel at Prairie Island. The Minnesota Legislature (Legislature) considered the dry cask storage issue during its 1994 legislative session as required by a Minnesota Court of Appeals ruling in June 1993.

     In May 1994, the Governor of the State of Minnesota (Governor) signed into law a bill passed by the Legislature. The law authorizes the Company to install 17 dry casks at Prairie Island, each capable of holding 40 used fuel assemblies (approximately two-thirds of a year's used fuel) which should provide storage capacity to allow operation until at least 2003 and 2004 for units 1 and 2 respectively, if the Company satisfies certain requirements. The Company executed an agreement with the Governor concerning the renewable energy and alternative siting commitments contained in the new law. The law authorized immediately the installation of the first increment of five casks. The second increment of four casks were authorized on October 2, 1996 by the MEQB certifying that by Dec. 31, 1996: (i) the Company had applied to the NRC for an alternative site license for an off-site temporary used nuclear fuel storage facility in Goodhue County (but not on the Prairie Island nuclear generating site), (ii) the Company had used good faith in locating and building the alternative site, and (iii) 100 Mw of wind generation is operational, under construction or under contract. The final increment of eight casks would be available unless prior to June 1, 1999, the Legislature specifically revokes the authorization for the final eight casks. As of January 31, 1997, seven storage casks were loaded and stored on the Prairie Island site.

     As part of fulfilling the commitments required to secure the use of additional casks, in August 1996, the Company filed the application for the Goodhue County facility. The Company has taken steps to fulfill these requirements and has been authorized by the MEQB to load casks six through nine. The MEQB authorized casks six through nine, but terminated an alternative siting process which was one of the legislative requirements. The Company's certification by the MEQB for the use of casks six through nine, is being legally challenged by the Prairie Island Tribe. In response to this legal challenge, the Company has suspended the license application with the NRC, which will remain in effect until the Minnesota Court of Appeals rules, which is expected in mid-1997. In 1996, the Company took steps for its wind and biomass resource commitments as discussed under the caption "Electric Utility Operations-Capability and Demand", herein. Other commitments resulting from the legislation include a low-income discount for electric customers, additional required conservation improvement expenditures and various study and reporting requirements to a legislative electric energy task force. In January 1995, the MPUC approved the Company's low-income discount programs in accordance with the statute. The Company has implemented programs to begin meeting the other legislative commitments. (See "Electric Utility Operations - Capability and Demand", herein and Notes 13 and 14 of Notes to Financial Statements under Item 8 for further discussion of this matter.)

     To address the issue of continued temporary storage of used nuclear fuel until the DOE provides for permanent storage or disposal, the Company is leading a consortium working with various private parties to establish a private facility for interim storage of used nuclear fuel. Originally, this private effort was focused with the Mescalero Apache Tribe of New Mexico. Negotiations with the Mescaleros have ceased, but are continuing with the Skull Valley Band of the Goshute Indian Tribe in Utah. Work is continuing on the NRC license application preparation. Submittal is planned for June, 1997. Storage cask certification efforts are continuing with the two vendors on track to meet the project goals. The interim used fuel storage facility could be operational and able to accept the first shipment of used nuclear fuel by mid-2002. However, due to uncertainty regarding pending regulatory and governmental approvals, it is possible that this interim storage may be delayed or not available at all.

     On January 23, 1997, the NRC issued Prairie Island a Severity Level III violation and a $50,000 civil penalty stemming from design issues with the Cooling Water Emergency Intake Line. The Cooling Water Emergency Intake Line is the dedicated safety-related water source for the Cooling Water Pumps in the event of a seismic occurrence rendering the normal intake bay inoperable. Recent self-assessment and tests revealed the line may not perform to its full design capacity. Prairie Island performed a safety evaluation to justify continued operation at degraded flow conditions. The analysis utilized a combination of operator action to reduce pump flow and the reliance on the non-seismic canal to not completely block flow during a plant seismic event. The NRC determined that a violation of the safety evaluation process occurred because an unreviewed safety question existed, due to these changed assumptions on the non-seismic canal and operator action. The NRC contends NSP's response to this regulatory issue was not promptly and adequately addressed.

     In January, 1997, the NRC issued a notice of an apparent violation for the Company's Monticello plant. The notice was regarding whether the Monticello plant should have submitted to the NRC issues about safety questions when it approved a reduction in the number of safety-related pumps used for containment cooling. On March 5, 1997, the Company presented to the NRC the facts and history of the case, and further discussions centered on corrective actions. As this time the Company does not know the outcome of this apparent violation and whether a civil penalty will be incurred.

     The Company filed its triennial nuclear decommissioning study in 1996, and the MPUC approved it in February 1997. The filing requested continuance of the accruals, funding and other parameters approved in the last decommissioning study filed in 1993. Although the Company expects to operate the Prairie Island plant units through the end of their useful lives, the approved capital recovery would allow for the plant to be fully depreciated, including the accrual and recovery of decommissioning costs by 2008, about six years earlier than the end of its licensed life. The approved cost recovery period has been reduced because of the uncertainty regarding used fuel storage.

     During the past several years, the NRC has issued a number of regulations, bulletins and orders that require analyses, modification and additional equipment at commercial nuclear power plants. The Company has spent approximately $530 million since 1971, including approximately $1 million in 1996 and 1995 and $6 million in 1994 under such requirements. The NRC is engaged in various ongoing studies and rulemaking activities that may impose additional requirements upon commercial nuclear power plants. Management is unable to predict any new requirements or their impact on the Company's facilities and operations.

     See Note 13 to the Financial Statements under Item 8 for further discussion of nuclear fuel disposal issues and information on decommissioning of the Company's nuclear facilities. Also, see Note 14 to the Financial Statements under Item 8 for a discussion of the Company's nuclear insurance and potential liabilities under the Price-Anderson liability provisions of the Atomic Energy Act of 1954.

Electric Operating Statistics

     The following table summarizes the revenues, sales and customers from NSP's electric transmission and distribution business:


                                       1996          1995          1994          1993          1992

Revenues (thousands)
  Residential
    With space heating              $67 260       $67 332       $66 962       $68 222       $63 376
    Without space heating           659 885       668 411       616 821       583 371       534 676
  Small commercial and
    industrial                      376 797       362 521       351 287       327 888       312 581
  Medium commercial and
    industrial                      401 137       399 259          *             *             *
  Large commercial and
    industrial                      450 811       448 226       824 195       780 444       718 712
  Street lighting and
    other                            30 033        29 162        28 936        29 214        29 764
      Total retail                1 985 923     1 974 911     1 888 201     1 789 139     1 659 109
  Sales for resale                   98 961       133 961       146 239       159 498       137 962
  Miscellaneous                      42 529        33 898        32 204        26 279        26 245
        Total                    $2 127 413   $ 2 142 770   $ 2 066 644    $1 974 916    $1 823 316

Sales (millions of kilowatt-hours)
  Residential
    With space heating                1 112         1 111         1 076         1 094         1 041
    Without space heating             8 735         8 845         8 227         7 998         7 640
  Small commercial and
    industrial                        6 091         5 763         5 585         5 307         5 224
  Medium commercial and
    industrial                        7 470         7 511          *             *             *
  Large commercial and
    industrial                       11 089        10 941        17 874        17 117        16 365
  Street lighting and
    other                               336           329           334           344           372
       Total retail                  34 833        34 500        33 096        31 860        30 642
  Sales for resale                    4 929         6 500         6 733         8 044         6 530
         Total                       39 762        41 000        39 829        39 904        37 172

Customer accounts (at Dec. 31) **
  Residential
    With space heating               77 201        76 344        76 050        75 644        74 939
    Without space heating         1 175 275     1 162 232     1 146 578     1 131 928     1 119 354
  Small commercial and
    industrial                      149 134       144 774       142 858       141 446       140 768
  Medium commercial and
    industrial                        7 962         7 906          *             *             *
  Large commercial and
    industrial                          669           652         8 172         8 114         7 904
  Street lighting and
    other                             5 030         4 883         4 836         4 813         4 627
       Total retail               1 415 271     1 396 791     1 378 494     1 361 945     1 347 592
  Sales for resale                       54            67            70            71            74
         Total                    1 415 325     1 396 858     1 378 564     1 362 016     1 347 666

* Beginning in 1995, the commercial and industrial customer class has been segmented into small (less than 100 kw in demand per year), medium (100 kw to 1,000 kw) and large (1,000 kw or more). The estimated medium group was reported as large prior to 1995.

** Customers accounts for 1996 may not be fully comparable to prior years due to differences in meter accumulation in a new billing system implemented in 1996.

GAS UTILITY OPERATIONS

Competition

     NSP provides retail gas service in the eastern portions of the Twin Cities metropolitan area, portions of eastern North Dakota and northwestern Minnesota, and other regional centers in Minnesota (Mankato, St. Cloud and Winona) and Wisconsin (Eau Claire, LaCrosse and Ashland). NSP is directly connected to four interstate natural gas pipelines serving these regions:
Northern Natural Gas Company (Northern), Viking, Williston Basin Interstate Pipeline Company (Williston) and Great Lakes Transmission Limited Partnership (Great Lakes). Approximately 81 percent of NSP's retail gas customers are served from the Northern pipeline system.

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

     Order 636 allows interstate pipelines to negotiate with customers to recover up to 100 percent of prudently incurred "transition costs" (also known as stranded costs) attributable to Order 636 restructuring. Recoverable transition costs can include "buy down" and "buy out" costs for remaining gas supply and upstream pipeline transportation agreements, unrecovered deferred gas purchase costs, and the cost to dispose of regulated assets no longer needed because of the termination of the merchant function (e.g., financial losses on the sale of regulated gathering or storage facilities). In February 1997, the FERC upheld this decision after appeals of Order 636 were remanded by the United States Court of Appeals for the District of Columbia Circuit.

     NSP's primary gas supplier, Northern, is in the process of determining the final amount of transition costs to be passed on to customers as a result of Order 636 restructuring. Northern's restructuring settlement provided for the assignment of a significant portion of Northern's gas supply and upstream contract obligations. This solution was beneficial because Northern's customers contracted directly for obligations, rather than paying to buy out of those obligations and then contracting with the same gas suppliers and pipelines to replace the merchant function. The total transition costs recoverable by Northern for the remaining unassigned agreements is limited to $78 million. In addition, Northern may seek transition cost recovery for certain other costs, subject to prudency review. Northern's total Order 636 transition costs, to be passed on to all of its customers, are estimated to be approximately $100 million. Northern will recover the prudent transition costs by amortizing the amount over a period of several years, and including the amortized costs as a component of its transportation charges. NSP estimates that it will be responsible for approximately $12 million of Northern's transition costs, spread over a period of approximately five years, which began Nov. 1, 1993. To date, NSP's regulatory commissions have approved recovery of restructuring charges in retail gas rates. NSP has no significant Order 636 transition cost responsibilities to its other pipeline suppliers.

     The gas services available to NSP's customers were enhanced beginning in 1993 through the acquisitions of Viking and the formation of an energy services business as a new NSP subsidiary, Cenerprise, Inc. See the Non-Regulated Subsidiaries section herein for further discussion of Cenerprise. See further discussion of Viking below.

Business Standards

     In July 1996, FERC adopted new rules (in its Order No. 587) which adopt by reference 140 standard natural gas business practices approved by the Gas Industry Standards Board ("GISB"). GISB is the independent standards organization of the natural gas industry. The new rules and standards apply to interstate gas pipelines like Viking, and are intended to simplify transportation of natural gas across the interstate gas pipeline "grid". However, NSP's retail natural gas operations must change their information systems and operations to comply with the pipeline changes. The new FERC
rules go into effect in the second quarter 1997.   Viking estimates that its
total compliance cost will be approximately $1 million. Viking plans to seek rate recovery of the rule compliance costs in future rate proceedings.

     In January 1997, the PSCW adopted "Standards of Conduct" for retail natural gas utilities ("LDCs") serving Wisconsin consumers. The standards would apply to the Wisconsin Company's existing gas operations, and the retail gas operations of New NSP and Wisconsin Energy Company after the proposed Merger Transaction. The standards are similar to, but much more extensive than, the standards of conduct FERC has imposed on Viking under Order 497 and on NSP's wholesale electric transmission functions under Order 889. The PSCW standards require separation of the LDC delivery function from any affiliate which engages in "gas functions" and impose extensive reporting and other administrative requirements. The Wisconsin Company filed its compliance plan in February, 1997. The PSCW approval is pending.

     The SDPUC and NDPSC also initiated dockets in 1996 to examine whether to adopt standards of conduct for natural gas LDCs serving the two states. (NSP provides retail gas service in North Dakota but not South Dakota.) The rulemaking in Wisconsin, South Dakota and North Dakota could create precedent for future rules affecting NSP's retail electric operations in those states.

Customer Growth and Expansion

     In 1996, NSP's retail gas utility operations were faced with the threat of physical bypass by large industrial customers. Previously, NSP had used its flexible gas rate discounting authority to compete to retain these customers. However, reductions in natural gas pipeline construction costs (which benefit NSP when it constructs its own facilities) made it economical
for some customers to consider bypassing NSP.   In response, NSP filed a new
Negotiated Transportation Service Tariff with the MPUC. The MPUC voted to approve the tariff on March 6, 1997. The new tariff provides additional flexibility in gas rates discounting for potential bypass customers.

     NSP's gas utility again took advantage of opportunities to extend service to approximately 14,000 new customers during 1996. In addition to exploring new growth opportunities, NSP is also focusing on conversion of potential customers who are located near NSP's gas mains but are not hooked up to receive the service. NSP estimates there are approximately 20,000 potential customers that fall into this category.

     The most recent large gas expansion project occurred in Crow Wing and Cass counties in north central Minnesota. Outside the St Paul-Minneapolis area, these counties are experiencing the fastest growth of all counties in Minnesota. The project included laying approximately 550 miles of pipeline in 11 of the cities in the Brainerd Lakes area. Construction occurred in 1994 and the project's net capitalized investment cost was approximately $23 million. The MPUC approved a "new area" surcharge for customers in this area to support NSP's capital investment in the project. The surcharge will be in effect for up to 15 years.

     The Company's gas operation maintains a non-utility service which sells service contracts on a variety of home appliances. Working in partnership with local independent service contractors, NSP Advantage Service offers 24 hour appliance repair service. This service is offered to individuals within the Company's service territory.

Capability and Demand

     NSP categorizes its gas supply requirements as firm (primarily for space heating customers) or interruptible (commercial/industrial customers with an alternate energy supply). NSP's maximum daily sendout (firm and interruptible) of 737,258 MMBtu for 1996 occurred on Feb. 1, 1996, when NSP experienced the coldest 24-hour period since 1977. The average temperature for the day was -23 degrees in the Twin Cities.

     NSP's primary gas supply sources are purchases of third-party gas which are delivered under gas transportation service agreements with interstate pipelines. These agreements provide for firm deliverable pipeline capacity of approximately 582,494 MMBtu/day. In addition, NSP has contracted with four providers of underground natural gas storage services to meet the heating season and peak day requirements of NSP gas customers. Using storage reduces the need for firm pipeline capacity. These storage agreements provide NSP storage for approximately 19 percent of annual and 31 percent of peak daily firm requirements. NSP also owns and operates two liquified natural gas (LNG) plants with a storage capacity of 2.53 Bcf equivalent and four propane-air plants with a storage capacity of 1.42 Bcf equivalent to help meet the peak requirements of its firm residential, commercial and industrial customers. These peak shaving facilities have production capacity equivalent to 248,300 Mcf of natural gas per day, or approximately 34 percent of peak day firm requirements. NSP's LNG and propane-air plants provide a cost-effective alternative to annual fixed pipeline transportation charges to meet the "needle peaks" caused by firm space heating demand on extremely cold winter days and can be used to minimize daily imbalance fees on interstate pipelines. NSP experienced no significant disruption of gas service to firm retail customers during January-February 1996, when NSP's service area experienced record peak demand periods due to the extreme cold.

     A number of NSP's interruptible industrial customers purchase their natural gas requirements directly from producers or brokers for transportation and delivery through NSP's distribution system. Transportation rates have been designed to make NSP economically indifferent as to whether NSP sells and transports gas, or only transports gas.

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

     Among other things, Order 636 provides for the use of the "straight fixed/variable" rate design that allows pipelines to recover all their fixed costs through demand charges. NSP has firm gas transportation contracts with the following seven pipelines. The contracts expire in various years from 1997 through 2013.

     Northern                   Northern Border Pipeline Company
     Williston                  ANR Pipeline Company
     Viking                     TransCanada Gas Pipeline Ltd.
     Great Lakes

     The agreements with Great Lakes, Northern Border, ANR and TransCanada provide for firm transportation service upstream of Northern and Viking, allowing competition among suppliers at supply pooling points, and minimizing commodity gas costs.

     In addition to these fixed transportation charge obligations, NSP has entered into firm gas supply agreements that provide for the payment of monthly or annual reservation charges irrespective of the volume of gas purchased. The total annual obligation is approximately $16.0 million. These agreements are beneficial because they allow NSP to purchase the gas commodity at a high load factor at rates below the prevailing market price reducing the total cost per Mcf.

     NSP has certain gas supply and transportation agreements, which include obligations for the purchase and/or delivery of specified volumes of gas, or to make payments in lieu thereof. At Dec. 31, 1996, NSP was committed to approximately $385.2 million in such obligations under these contracts, over the remaining contract terms, which range from the years 1997-2013. These obligations include some of the effects of contract revisions made to comply with Order 636. NSP has negotiated "market out" clauses in its new supply agreements, which reduce NSP's purchase obligations if NSP no longer provides merchant gas service.

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

     The cost of gas supply, transportation service and storage service is recovered through the PGA cost recovery adjustment mechanism discussed previously under "Utility Regulation and Revenues". The average cost of gas and propane held in inventory for the latest test year is allowed in rate base by the MPUC and the PSCW.

     In July 1995, the FERC issued an order on remand in the 1991 and 1992 general rate cases filed by Great Lakes, one of NSP's transportation suppliers. The primary issue in the cases involved whether Great Lakes must use "incremental" or "rolled in" pricing for approximately $900 million of pipeline capacity expansion costs. The FERC had initially ruled that Great Lakes' rates should be designed to collect the incremental cost of the new facilities only from the new customers of the expansion project. On remand from the United States Circuit Court of Appeals, FERC reversed its previous order and ruled Great Lakes could include the expansion costs in rates for all transportation customers. The reversal increases NSP's costs for transportation service by approximately $1.1 million annually; the Company and the Wisconsin Company are recovering this increase through the PGA rate adjustment mechanism described previously under "Utility Regulation and Revenues." However, the FERC also ruled Great Lakes could collect the higher rates from non-expansion customers retroactive to Nov. 1, 1991. On August 2, 1996, the FERC issued an Order denying rehearing and reconsiderations. On August 19, 1996, Great Lakes began billing for collection of the surcharge. NSP elected a 12-month amortization for repayment of its portion of the surcharge amount (expected to be $2.8 million) and is currently recovering these costs in the PGA. NSP and several parties to the proceedings, however, are in the process of seeking rehearing at the District of Columbia Circuit Court of Appeals.

     On March 15, 1996, Northern Natural Gas filed a settlement of its 1995 general rate case. Final FERC approval was received on September 26, 1996. The Company received $3.3 million in refunds, including interest from Northern for the period January 1996 through August 1996. Effective September 1, 1996, Northern reduced its rates to the level in effect prior to the requested increase. These refunds and lower gas costs have been passed through to NSP's gas customers through the PGA rate adjustment mechanism.

     Purchases of gas supply or services by the Company from the Wisconsin Company, its Viking pipeline affiliate and its Cenerprise gas marketing affiliate are subject to approval by the MPUC. The MPUC has approved all the Company's transportation contracts with Viking and a spot gas purchase agreement with Cenerprise. In November 1996, the MPUC approved a capacity release agreement between the Company and the Wisconsin Company, which allowed pipeline capacity sales between the two companies for the 1996-97 heating season.

     The following table summarizes the average cost per MMBtu of gas purchased for resale by NSP's regulated retail gas distribution business, which excludes Viking and Cenerprise:

                       The Company        Wisconsin Company

              1992           $2.71                    $2.80
              1993           $3.11                    $3.02
              1994           $2.59                    $3.13
              1995           $2.29                    $2.78
              1996           $2.88                    $2.93

Viking Gas Transmission Company

     In June 1993, the Company acquired 100 percent of the stock of Viking Gas Transmission Company (Viking) from Tenneco Gas, a unit of Tenneco Inc., in Houston, Texas. Viking, which is now a wholly owned subsidiary of the Company, owns and operates a 500 mile interstate natural gas pipeline serving portions of Minnesota, Wisconsin and North Dakota with a capacity of approximately 420 million cubic feet per day. The Viking pipeline currently serves 10 percent of NSP's gas distribution system needs. Viking currently operates exclusively as a transporter of natural gas for third-party shippers under authority granted by the FERC. Rates for Viking's transportation services are regulated by FERC. In addition to revenue derived from FERC-approved rates, which are reported in NSP's consolidated Operating Revenues, Viking is receiving intercompany revenues from the Company and the Wisconsin Company for jurisdictional allocations of the acquisition adjustment paid by NSP (in excess of Tenneco's pipeline carrying value) to acquire Viking. The Company is not currently recovering this cost in retail gas rates in Minnesota, but is recovering this cost in North Dakota. The Wisconsin Company is recovering this cost in its retail gas rates.

     In October 1996, Viking placed two expansion projects in service. The projects expanded Viking's mainline capacity by 19,400 MMBtu/day (about 5%), the first major Viking expansion since the 1960's, and constructed a second pipeline lateral to increase capacity to serve NSP's growing retail gas operations in the Grand Forks area. The two projects, which were not related but constructed at the same time, cost approximately $8 million. Viking expects to recover the project costs through additional long term transportation service revenues.

     In November 1996, Viking filed for FERC approval to install an additional 61,000 MMBtu/day of mainline capacity in 1997 by adding both additional pipeline and compression. If approved by FERC, the 1997 Viking expansion project is expected to cost $29 million and could increase Viking revenues by about $6 million per year. The proposed in service date is November 1, 1997. Viking would recover the cost of the project through the increased revenues.

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

     As a natural gas pipeline, Viking is subject to FERC standards of conduct in its transactions with the Company, the Wisconsin Company and Cenerprise, pursuant to FERC Order 497. Viking must transact with Cenerprise on a non-discriminatory basis, and certain restrictions are imposed on the retail gas operations of the Company and the Wisconsin Company. The Order 497 restrictions on Viking are similar to the Order 889 restrictions on NSP's wholesale electric transmission operations.

     In January 1997, NSP entered into a non-binding letter of intent with TransCanada regarding a potential natural gas pipeline expansion and extension project to serve the upper midwest U.S. gas market, and the potential purchase by TransCanada of a 50 percent interest in Viking. The proposed project would involve installing a new pipeline parallel to the existing Viking pipeline, and extending the new pipeline to the Chicago area. If constructed, the new pipeline could transport approximately 1.0 to 1.2 billion cubic feet of natural gas per day to markets in Minnesota, Wisconsin, North Dakota and Illinois. The anticipated project cost is approximately $800-900 million (U.S. currency), and the new pipeline would be placed in service in late 1999 or 2000. The project would be constructed only if sufficient market demand exists, and would be subject to extensive pre-construction regulatory and environmental reviews by the FERC and other appropriate government agencies. If the project proceeds, the letter of intent provides that NSP and TransCanada would jointly own and operate the expanded pipeline entity. No definitive agreements exist between NSP, Viking and TransCanada at this time. Any agreements would be subject to approval by the boards of directors of the respective companies. Due to the early stages of this matter, the capital expenditure projections discussed later do no include investments for this project.

Gas Operating Statistics

     The following table summarizes the revenue, sales and customers from NSP's regulated gas businesses:


Revenues (thousands)                   1996         1995           1994          1993          1992

  Residential
    With space heating             $263 391      $212 853      $204 668      $220 828      $178 164
    Without space heating             3 739         2 690         2 838         2 715         2 523
  Commercial and industrial
      Firm                          146 145       119 863       120 912       131 431       105 829
      Interruptible                  63 585        48 646        49 384        52 216        41 612
  Other                                 153         1 686         3 688           630           386
     Total retail                   477 013       385 738       381 490       407 820       328 514
  Interstate transmission
    (Viking)                         17 553        16 328        16 307        10 247
  Agency, transportation and
    off-system sales                 34 662        26 122        24 338        12 237         7 692
  Elimination of Viking sales
    to NSP                          (2 435)       (2 374)       (2 232)       (1 228)
 Total                             $526 793      $425 814      $419 903      $429 076      $336 206

Sales (thousands of mcf)
  Residential
    With space heating               47 698        41 993        38 427        40 946        35 136
    Without space heating               451           301           323           331           323
  Commercial and industrial
      Firm                           31 748        28 275        27 342        28 622        24 273
      Interruptible                  23 210        22 408        19 373        18 559        15 823
  Other                                 394           772           212           186           108
        Total retail                103 501        93 749        85 677        88 644        75 663

Other gas delivered (thousands of mcf)
  Interstate transmission
    (Viking)                        161 972       152 952       147 919        83 613
  Agency, transportation
    and off-system sales             17 535        19 679        13 466         8 128         7 332
  Elimination of Viking
    sales to NSP                   (19 311)      (20 440)      (16 845)       (8 425)
        Total other gas
          delivered                 160 196       152 191       144 540        83 316         7 332

Customer accounts (at Dec. 31) *
  Residential
  With space heating                379 834       367 811       351 773       337 868       326 439
  Without space heating              18 889        18 196        18 961        19 408        19 841
  Commercial and
    industrial                       40 244        38 575        37 140        36 185        35 458
        Total retail                438 967       424 582       407 874       393 461       381 738
  Other gas delivered                    30            62            18            40            30
        Total                       438 997       424 644       407 892       393 501       381 768


* Customers accounts for 1996 may not be fully comparable to prior years due to differences in meter accumulation in a new billing system implemented in 1996.

NON-REGULATED SUBSIDIARIES

NRG Energy, Inc.

     NRG Energy, Inc. (NRG) is the Company's subsidiary that develops, builds, acquires, owns and operates several non-regulated energy-related businesses. It was incorporated in Delaware on May 29, 1992, and assumed ownership of the assets of NRG Group, Inc., including its subsidiary companies. NRG businesses generated 1996 operating revenues of $70 million and equity income of $35 million, and had assets of $680 million at Dec. 31, 1996.

     NRG conducts business through various subsidiaries, including: NRG International, Inc.; NEO Corporation; NRG Energy Center, Inc; NRG Sunnyside Inc.; NRG Operating Services, Inc.; and other businesses and affiliates, the more significant of which are discussed below.

Operating Businesses - International

     In 1993, NRG, through a wholly owned foreign subsidiary, agreed to acquire a 33 percent interest in the coal mining, power generation and associated operations of Mitteldeutsche Braunkohlengesellschaft mbh (MIBRAG), located south of Leipzig, Germany. MIBRAG is a German corporation formed by the German government to hold two open-cast brown coal (lignite) mining operations, a lease on an additional mine, the associated mining rights and rights to future mining reserves, two small industrial power plants, a circulating fluidized bed power plant, a district heating system and coal briquetting and dust production facilities. Under the acquisition agreement, Morrison Knudsen Corporation and PowerGen plc also each acquired a 33 percent interest in MIBRAG, while the German government retained a one-percent interest in MIBRAG. The investor partners began operating MIBRAG effective Jan. 1, 1994, and the legal closing occurred Aug. 11, 1994. In December 1996, each of the investor partners purchased one third of the remaining one percent interest held by the German government.


     In 1993, NRG, through a wholly owned foreign subsidiary, acquired a 50 percent interest in a German corporation, Saale Energie GmbH (Saale). Saale owns a 400 Mw share of a 960 Mw power plant (60 Mw of which is sold directly to an independent railroad) located in Schkopau, Germany, which is near Leipzig. PowerGen plc of the United Kingdom acquired the remaining 50 percent interest in Saale. Saale was formed to acquire a 41.1 percent interest in the power plant. VEBA Kraftwerke Ruhr AG of Gelsenkirchen, Germany (VKR), the builder of the Schkopau plant, owns the remaining 58.9 percent interest and operates the plant. The plant is fired by brown coal (lignite) mined by MIBRAG under a long-term contract. Saale has a long-term power sales agreement for its 400 Mw share of the Schkopau facility with VEAG of Berlin, Germany, the company that controls the high-voltage transmission of electricity in the former East Germany. The first 425 Mw unit of the plant began operation in January of 1996, and the second unit came on line in July of 1996.

     In 1994, NRG, through wholly owned foreign subsidiaries, acquired a 37.5 percent interest in the Gladstone Power Station, a 1680 Mw coal-fired plant in Gladstone, Queensland, Australia from the Queensland Electricity Commission. Other members of the unincorporated joint venture, including Comalco Limited of Australia (Comalco), acquired the remaining interest. A large portion of the electricity generated by the station is sold to Comalco for use in its aluminum smelter, pursuant to long-term power purchase agreements. NRG, through an Australian subsidiary, operates the Gladstone plant.

     In 1994, NRG signed a Joint Development Agreement with Advanced Combustion Technologies, Inc. (ACT) with respect to the acquisition, upgrading, expansion and development of Energy Center Kladno ("Kladno") in Kladno, Czech Republic. Through a joint venture with ACT and another party, NRG has acquired a 26.5 percent interest in Kladno, which owns and operates an existing coal-fired power and thermal energy generation facility that can supply 28 Mw of electrical energy to an industrial complex and to the local electric distribution company, and 150 megawatts thermal-equivalent steam and heated water to a district heating system and thermal energy to an industrial complex. Kladno also owns certain ancillary utility assets. The acquisition of the existing facility is the first phase of a development project that would include upgrading the existing plant and would explore developing a new power generation facility with up to 250 Mw of coal-fired generation and 74
Mw of gas-fired generation, depending on the ongoing analysis of the alternatives. The new facility would supply back-up steam to the district heating system and sell electricity to STE, the principal regional electric distribution company in Prague, via an existing 23 kilometer transmission line owned by Kladno.

     On December 19, 1996 NRG and Nordic Power Invest AB (NPI), a wholly-owned subsidiary of Vattenfall AB, purchased 96.6% (4,060,732 shares) of the common stock of Bolivian Power Company Limited for $43 per share through Tosli Investment BV, the holding company jointly owned by NRG and NPI. Bolivian Power is the second largest generator of electricity in Bolivia with 162 megawatts (Mw) of capacity, which includes 136 Mw of hydro capacity and a 17 Mw gas-fired peaking unit. Bolivian Power is incorporated in Canada, with a local office in La Paz, Bolivia and a headquarters located in Minneapolis, Minnesota. Bolivia Power is in the process of expanding its hydroelectric facilities in the Zongo Valley by 56.6 Mw. Upon completion of this expansion in 1998, Bolivia Power's total generating capacity will be 218.8 Mw. Although NRG currently owns a 62% interest in this project (which has been previously referred to in media releases as COBEE), NRG intends to reduce its holding to 50% or less.

     In 1993, NRG, together with the International Finance Corporation (an affiliate of the World Bank), CMS Energy Corporation (the parent company of Consumers Power Company) and Corporcion Andina de Fomento (CAF) formed the Scudder Latin American Trust for Independent Power (the Trust), an investment fund which is intended to invest in the development of new power plants and privatization of existing power plants in Latin America and the Caribbean.
The Trust retained Scudder Stevens & Clark, Inc. as its investment manager and commenced investment development efforts in 1993. In June 1995, the Trust was liquidated and assets were transferred to two new trusts, Scudder Latin American Power 1P-LDC and Scudder Latin American Power 1C-LDC, together referred to as Scudder, to permit the efficient allocation of foreign source income. Each of the four investors has committed to invest up to $25 million during the period 1994-1998. Scudder currently holds investments in two power generation facilities in Latin America and two in the Caribbean.

     In March 1996, a joint venture between NRG and Transfield, an Australian facilities contractor, signed an 18-year power purchase agreement and an acquisition agreement with the Queensland Transmission and Supply Corporation for the acquisition and refurbishment of the 180 Mw Collinsville coal-fired power generation facility in Queensland, Australia. NRG owns a 50 percent interest in the facility and serves as operator in conjunction with Transfield. Transfield is performing the facility refurbishment and environmental remediation under a fixed price turnkey contract. Refurbishment is expected to be completed in March of 1998.

     On February 6, 1997, NRG signed a subscription agreement with Energy Developments Limited (EDL) to acquire up to 20% of its common stock, and an additional 15% of its preference shares at $2.20 per share (Australian currency). EDL is an Australian company engaged exclusively in independent power generation from landfill gas, coal seam methane, and natural gas (including the latest technology combined cycle projects). EDL is the largest generator of power from coal seam methane in the world. The company currently operates over 200 Mw of generation across five states and territories of Australia and has commenced the development of new projects in the United Kingdom, Asia and New Zealand. The current equity megawatt ownership held by EDL is approximately 170 Mw. EDL is a publicly traded company with its securities listed on the Australian Stock Exchange. On February 11, 1997 NRG made an initial purchase of 7.2% (4,500,000 shares) of EDL's common stock.

Operating Businesses - Domestic

     In April 1996, NRG purchased a 41.86 percent interest in O'Brien Environmental Energy, Inc. (O'Brien). O'Brien has been renamed NRG Generating (U.S.) Inc. (NRGG). The former shareholders of O'Brien own the remaining
58.14 percent of NRGG, which is traded on the NASDAQ small capital market under the ticker symbol NRGG. NRGG is the 100% owner of power cogeneration facilities in Newark and Parlin, New Jersey. These two facilities have an aggregate operating capacity of approximately 180 megawatts. NRGG also has a 33.3% interest in a 150 Mw facility currently under construction in Philadelphia, Pennsylvania. In addition to an equity interest in NRGG, in the purchase NRG also acquired certain biogas projects which were transferred to its subsidiary, NEO Corporation (NEO, as discussed later), and also made loans to NRGG and entered into project commitments. (See Note 14 of the Financial Statements Under Item 8 for further discussion of NRG's capital commitments related to NRGG.)

     NRG operates two refuse-derived fuel (RDF) processing plants and an ash disposal site in Minnesota. The ownership of one plant was transferred by the Company to NRG at the end of 1993. NRG manages the operation of the other RDF plant, of which the Company owns 85 percent, and of the ash disposal site.
The Company pays NRG a fee to manage its RDF facility under an operation and maintenance agreement approved by the MPUC. In 1996, the RDF plants processed approximately 808,544 tons of municipal solid waste into approximately 634,901 tons of RDF that was burned at two NSP power plants and at a power plant owned by United Power Association.

     In 1994, NRG, through a wholly owned subsidiary, purchased a 50 percent ownership interest in Sunnyside Cogeneration Associates, a Utah joint venture, which owns and operates a 58 Mw waste coal plant in Utah. The waste coal plant is currently being operated by a partnership that is 50 percent owned by an NRG affiliate.

     NRG participates in several energy businesses which are managed as a thermal business group. The largest thermal business of NRG is Minneapolis Energy Center (MEC), a downtown Minneapolis district heating and cooling system which utilizes steam and chilled water generating facilities to heat and cool buildings for over 100 heating and cooling customers. The primary assets of MEC include the main plant, with 800,000 pounds per hour of steam capacity and 22,000 tons per hour of chilled water capacity, two satellite plants, two standby plants, six miles of steam lines and two miles of chilled water distribution lines. NRG also owns a 49 percent limited partnership interest in the partnerships holding the operating assets of the district and heating and cooling systems in Pittsburgh and San Francisco. Current steam sales volume of the San Francisco thermal system is approximately 700 million pounds. The San Francisco thermal system provides service to more than 200 buildings. The Pittsburgh thermal system provides annual steam sales volume of 300 million pounds, and chilled water sales volumes of 21 million ton-hours to 24 customers. In addition, NRG owns and operates three steam lines in Minnesota that provide steam from the Company's power plants to the Waldorf Corporation, the Andersen Corporation and the Minnesota Correctional Facility in Stillwater.

     Another NRG wholly owned subsidiary, NEO, was formed in 1993 to develop small power generation facilities in the United States. NEO owns a 50 percent interest in Minnesota Methane LLC. Minnesota Methane LLC is developing small scale waste to energy facilities utilizing methane gas. In 1996 Minnesota Methane LLC acquired a 12 Mw waste to energy project in West Covina, California. In 1996 NEO and Minnesota Methane LLC also acquired six waste to energy projects as part of the acquisition of NRGG (as previously discussed). Of the projects acquired, four were operating facilities and two were projects
under development and construction.   In  1994, NEO acquired a 50 percent
interest in Northbrook Energy LLC, an independent power producer with 21 Mw of hydroelectric facilities throughout the United States. In 1996, Northbrook acquired seven additional hydroelectric plants totaling 15.5 Mw from Duke Power Company.

New Business Development

     NRG is pursuing several energy-related investment opportunities, including those discussed below, and continues to evaluate other opportunities as they arise. Potential capital requirements for these opportunities are discussed in the "Capital Spending and Financing" section.

     On November 14, 1996, NRG together with its partners, Ansaldo Energia SpA, Italy, and P.T. Kiana Metra Tujuhdua, Indonesia, signed a power contract with PT Perusahaan Listrik Negara (PLN), the state-owned Indonesian Electric Company, to build, own and operate a 400 Mw, coal-fired power station in Cilegon, West Java, Indonesia. NRG Energy plans to have a 45% equity interest in the project. NRG would operate and maintain the power plant for the 30 year life of the project. Construction of the new power plant is due to begin in mid-1997 and is anticipated to be fully operational by the year 2000. Ansaldo will have responsibility for construction. The coal-fired power plant will sell its entire output to the local Java-Bali grid. NRG expects to invest approximately $65 million in this project.

     On December 9, 1996, NRG reached agreement with Indeck Energy Services (Europe) to purchase a 50% equity interest in the Enfield Energy Centre, a 350 Mw power project located in the North London Borough of Enfield, England in the United Kingdom (UK). The power station is planned to begin commercial operations in 1999 and would be jointly developed by NRG and Indeck. The power station will sell its output to the UK grid. Natural gas will fuel the plant, which will use an air-cooled condensing system to eliminate any visible water vapor plume. Because of its proximity to London, local underground cables will be used to distribute the electricity rather than large overhead transmission lines. NRG expects to invest approximately $60 million in this project. Financial close is scheduled for the summer of 1997.

     On December 20, 1996, representatives of the Estonian Government, the state-owned Eesti Energia (EE), and NRG signed a Development and Cooperation Agreement creating the start of an extensive joint project. The agreement established the terms on which the joint project to develop and restructure Estonian power plants (totaling more than 3,000 Mw) will be based. According to the agreement, the joint project effort of NRG and EE will be completed by July 1, 1997. The scope of the joint project will be established by several documents, the most important of which is the business plan of the joint venture between NRG and EE. The business plan will include an analysis of the technical and economic potential of the power plants, and an estimation of the production capacity necessary for meeting the energy needs of Estonia as well as the financial terms of the joint project. After the joint venture is created, NRG intends to invest up to $250 million ($50 million in equity and $200 million of project level financing) to refurbish the Estonian power generation plants.

     NRG, together with two other parties, has filed a plan with the Federal Bankruptcy Court to acquire the fossil generating assets of Cajun Electric Power Cooperative (Cajun) of Baton Rouge, Louisiana for approximately $1.1 billion. The Court has also received two other bids for Cajun's assets.
All three bids will be voted upon by Cajun's creditors, with the final decision subject to confirmation by the Court. NRG expects the bid review and confirmation process to conclude later in 1997. Under the plan filed with the Court, NRG would hold a 30% equity interest in Cajun. Pending the outcome of the bid review process, the specific amounts of project debt, and equity contributions from NRG and its partners, to fund the proposed acquisition are subject to change.

     On September 29, 1996, a new wholly owned subsidiary of NRG purchased the senior debt of Mid-Continent Power Company of Pryor, Oklahoma. Mid-Continent Power Company owns a 120 Mw cogeneration facility in the Mid-America Industrial Plant in Pryor, Oklahoma. Mid-Continent Power Company supported the transaction and views NRG's acquisition of its senior debt as a first step in what it hopes will be successful restructuring of its finances.

Projects With Non-Recurring Earnings Effects

     NRG, through wholly owned subsidiaries, owns 45 percent of the San Joaquin Valley Energy Partnerships (SJVEP), which own four power plants located near Fresno, California with a total capacity of 55 megawatts. The plant previously operated under long-term Standard Offer 4 (SO4) power sales contracts with Pacific Gas and Electric (PG&E) which expire in 2017. In early 1995, PG&E reached basic agreements with SJVEP to acquire the SO4 contracts. The negotiated agreements will result in cost savings for PG&E customers as well as economic benefits for SJVEP. Under the terms of the agreements, PG&E has been released from its contractual obligation to purchase power generated by SJVEP. Proceeds received from PG&E under the agreements were used to repay SJVEP debt obligations and recover investments in the facilities. SJVEP continues to own and maintain the facilities and to evaluating opportunities to market power without the prior costs incurred for plant depreciation and interest on debt, or to sell the assets. All regulatory approvals for the agreements were received in the second quarter of 1995. NRG's share of the pretax gain realized by SJVEP from this transaction, which was recorded in June 1995, was approximately $30 million (26 cents per share after tax). Settlement distributions were paid to NRG from SJVEP in 1995 and 1996.
SJVEP's 10 Mw facility was sold to NEO in late 1996.

     In 1994, Michigan Cogeneration Partners Limited Partnership (MCP), a partnership between subsidiaries of NRG and Cogentrix Energy, Inc., reached an agreement with Consumers Power Company (Consumers), an electric utility headquartered in Jackson, Michigan, to terminate the power sales contract related to a 65 megawatt cogeneration facility being developed by MCP in Parchment, Michigan. The agreement to terminate the contract required Consumers to make a payment to MCP of $29.8 million. As a result, NRG recorded a net pretax gain from the termination of this contract of $9.7 million, which increased NSP's earnings by approximately nine cents per share in the third quarter of 1994.

     NRG's subsidiary, Scoria Incorporated, and Western Syncoal Co., a subsidiary of Montana Power Co., completed construction in January 1992 of a demonstration coal conversion plant designed to improve the heating value of coal by removing moisture, sulfur and ash. The plant, located in Montana, began commercial operation in August 1993. NRG's net capitalized investment in the Scoria coal project was written down by $3.5 million in 1994, $5 million in 1995 and $1.5 million in 1996 to reflect reductions in the expected future operating cash flows from the project. NRG has no remaining investment to recover in the Scoria project.

     NRG's subsidiary Graystone Corporation, with several other companies was formed to build the first privately owned uranium enrichment plant in the United States. Because of the uncertainty surrounding the ultimate successful operation of this plant, NRG wrote off its $1.5 million investment in Graystone during 1994.

Cenerprise, Inc.

     NSP's non-regulated wholly owned subsidiary, Cenerprise, Inc. commenced operations in October 1993 through the acquisition from bankruptcy of selected assets of Centran Corporation, a natural gas marketing company. Cenerprise, in addition to marketing natural gas and electricity to end-use customers, provides customized value-added energy services to customers, both inside NSP service territory and on a national basis. Cenerprise offers customers many energy products and services including: utility billing analysis, end-use gas marketing, risk management, construction, energy services consulting and administrative services. The MPUC has approved an affiliate transaction contract, whereby Cenerprise may make natural gas sales at market based rates (determined by competitive bids) to NSP for resale to retail gas customers.

     In December 1994, the FERC approved Cenerprise's application to sell electric power (except electricity generated by NSP) in the United States, giving NSP an opportunity to enter the increasingly deregulated and competitive electric market. Cenerprise was one of the first utility affiliates to obtain this approval from the FERC. Since NSP will be allowing open access by other electric power providers throughout North America to its electric transmission lines, Cenerprise's initiative to buy and sell deregulated electricity will be part of NSP's plan to participate in a more competitive energy marketplace.

     In 1995, Cenerprise and Atlantic Energy Enterprises (AEE) established Enerval LLC (formerly known as Atlantic CNRG Services LLC). Cenerprise and AEE each own 50 percent of the venture, which develops new and expanded natural gas and electric energy products and services, primarily in the northeast United States. On Feb. 1, 1996, Enerval acquired the natural gas marketing assets of Interstate Gas Marketing (IGM). IGM, which has offices in Scranton and Pittsburgh, Pennsylvania, markets natural gas to customers in the northeastern United States.

     In 1995, Cenerprise acquired an 80 percent ownership interest in Kansas City-based Energy Masters Corporation (EMC). Cenerprise has the option to acquire the remaining 20 percent of EMC in three years. EMC has offices in seven states nationwide and specializes in energy efficiency improvement services for commercial, industrial and institutional customers. EMC continues to operate as a separate legal entity, as a subsidiary of Cenerprise.

     On December 9, 1996, Cenerprise acquired an option to purchase Energy Solutions International (ESI) in 1998. ESI, based in St. Paul, Minnesota, is a full-service energy management firm operating in 15 states nationwide.

Eloigne Company

     In 1993, the Company established Eloigne Company (Eloigne), to identify and develop affordable housing investment opportunities. Eloigne's principal business is the acquisition of a broadly diversified portfolio of rental housing projects which qualify for low income housing tax credits under current federal tax law. As of Dec. 31, 1996, approximately $48 million had been invested in Eloigne projects, including $15 million in wholly owned properties (at net book value) and $33 million in equity interests in jointly-owned projects. These investments and related working capital requirements have been financed with $36 million of equity capital (including undistributed earnings) and $25 million of long-term debt (including current maturities).

     Completed Eloigne projects as of Dec. 31, 1996, are expected to generate tax credits of $61.6 million over the 10-year period 1997-2006. Tax credits recognized in 1996 as a result of these investments were approximately $5.7 million. A proposed "phase-out" of these tax credits was passed by the United States Congress but vetoed by the President in 1995. The legislation would have sunset the low-income housing tax credit allocation after Dec. 31, 1997. Under the vetoed proposal, projects with credits allocated prior to that date would continue to generate tax credits over the remainder of the 10-year credit period allowed. No legislation was reintroduced into Congress during 1996 to phase-out low income tax credits.

Seren Innovations, Inc.

     A new non-regulated subsidiary of the Company, Seren Innovations, Inc. (Seren) will offer customers high speed access to information for homes, businesses and utilities through automated communications systems. Seren will provide energy management, security control, and business information services over a variety of communication networks. Seren will also provide utility companies with high-speed access to individualized information through automated meter reading and billing services.

     In 1997, Seren is contractually obligated to make license payments of approximately $6 million. In addition, Seren is negotiating network development contracts with potential equity investments in 1997-99 of approximately $40 million per year.


Non-Regulated Business Information


(Thousands of dollars,
 except per share data)                             1996           1995           1994           1993

Operating Results
Operating Revenues                              $303 903       $313 082       $241 827        $90 531
Operating Expenses (1)                          (326 332)      (327 894)      (241 480)       (81 480)
Equity in earnings of Unconsolidated affiliates:
  Earnings from operations                        30 668         28 055         31 595          2 695
  Gains from contract terminations                               29 850          9 685
Investment and other income---net                 10 304          6 518          1 843          1 040
Interest expense                                 (18 834)        (9 879)        (7 975)        (3 146)
Income tax (expense) benefit                      16 576         (6 119)        (2 591)        (3 548)
Net income                                      $ 16 285       $ 33 613       $ 32 904        $ 6 092

Contribution of Non-regulated Businesses to NSP Earnings per Share
NRG Energy, Inc.:
Ongoing operations                                 $0.29          $0.24          $0.40          $0.04
Non-recurring items                                 0.00           0.22           0.04           0.00
Eloigne Company                                     0.05           0.02           0.02           0.00
Cenerprise, Inc.                                   (0.12)         (0.02)          0.00           0.00
Other (2)                                           0.02           0.04           0.03           0.05
  Total                                            $0.24          $0.50          $0.49          $0.09

(Thousands of dollars)                              1996           1995           1994

Equity Investment by Non-regulated Businesses in Unconsolidated Projects at Dec. 31
(Including undistributed earnings and capitalized development costs)

Australian projects                              $91 350        $81 885        $75 108
German projects                                   94 806         87 699         55 337
South American and
  Latin American projects                         92 257          8 140          4 013
Other international projects                      16 601          6 780
Affordable housing projects (U.S.)                32 034         25 211          7 148
Other U.S. projects                               80 536         54 276         36 152
  Total Equity Investment in
    Unconsolidated Non-regulated
    Projects                                    $407 584       $263 991       $177 758

Additional Equity Invested in
  Consolidated Non-regulated
  Businesses                                      79 522        115 276        104 011

  Total Net Assets of
    Non-regulated Businesses                    $487 106       $379 267       $281 769


Significant Unconsolidated Non-Regulated Projects at Dec. 31, 1996


                                                       Total        NRG        Mw-
Generation Projects Operating              Location       Mw  Ownership     Equity      Operator

Gladstone Power Station                   Australia     1680      37.5%        630      NRG
Schkopau Power Station                      Germany      960      20.6%        200      Veba Kraftwerke Ruhr A.G.
COBEE                                       Bolivia      162        62%        100      COBEE
NRG Generating (U.S.) Inc.          New Jersey, USA      196        42%         82      NRG
MIBRAG mbh                                  Germany      200      33.3%         66      MIBRAG
Sunnyside Cogeneration
  Associates                              Utah, USA       58      50.0%         29      Joint Venture-NRG/Babcock & Wilcox
Scudder Latin American
  Power Projects                      Latin America      254  6.4%-8.8%         19      Stewart & Stevenson/Wartsila
Energy Center Kladno                 Czech Republic       28      26.5%          7      Energy Center Kladno

Generation Projects                                    Total        NRG        Mw-
  Under Development (3)                    Location       Mw  Ownership     Equity      Operator

Estonia Privatization                       Estonia     3300        50%       1650      Joint Venture-NRG/Other
Cajun                                Louisiana, USA     1700        33%        567      NRG
West Java                                 Indonesia      400        45%        180      NRG
Enfield                              United Kingdom      350        50%        175      Joint Venture/NRG/Other
Collinsville                              Australia      180        50%         90      NRG

(1)  Includes project write-downs of $1.5 million in 1996 and $5.0 million in 1995 and $5.0 million in 1994.
(2)  Includes NSP-owned refuse-derived fuel operations managed by NRG.
(3)  Projects under development may or may not be completed.


ENVIRONMENTAL MATTERS

     NSP's policy is to proactively prevent adverse environmental impacts by regularly monitoring operations to ensure the environment is not adversely affected, and to take timely corrective actions where past practices have had a negative impact on the environment. Significant resources are dedicated to environmental training, monitoring and compliance matters. NSP strives to maintain compliance with all applicable environmental laws.

     In general, NSP has been experiencing a trend toward increasing environmental monitoring and compliance costs, which has caused and may continue to cause slightly higher operating expenses and capital expenditures. The Company has spent approximately $708 million on capitalized environmental improvements to new and existing facilities since 1968. NSP expects to incur approximately $14 million in capital expenditures and approximately $32 million in operating expenses for compliance with environmental regulations in 1997. The precise timing and amount of future environmental costs are currently unknown. (For further discussion of environmental costs, see "Environmental Matters" under Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7, and Note 14 to the Financial Statements under Item 8.)

Permits

     NSP is required to seek renewals of environmental operating permits for its facilities at least every five years. NSP believes that it is in compliance, in all material respects, with environmental permitting requirements.

Waste Disposal

     Used nuclear fuel storage and disposal issues are discussed in "Electric Utility Operations - Nuclear Power Plants - Licensing, Operation and Waste Disposal and Capability and Demand," herein, in Management's Discussion and Analysis under Item 7 and in Notes 13 and 14 of Notes to Financial Statements under Item 8.

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

     Several of NSP's operating facilities have asbestos-containing materials, which represents a potential health hazard to people who come in contact with it. Governmental regulations specify the timing and nature of disposal of asbestos-containing materials. Under such requirements, asbestos not readily accessible to the environment need not be removed until the facilities containing the material are demolished. Although the ultimate cost and timing of asbestos removal is not yet known, it is estimated that removal under current regulations would cost $47 million in 1996 dollars. Depending on the timing of asbestos removal, such costs would be recorded as incurred as operating expenses for maintenance projects, capital expenditures for construction projects or removal costs for demolition projects.

Air Emissions Control And Monitoring

     In 1994, the U.S. Environmental Protection Agency (EPA) proposed new air emission guidelines for municipal waste combustors. These proposed guidelines were finalized in December 1995. The Minnesota Pollution Control Agency has indicated its plans to update Minnesota state waste combustor rules to meet or be more restrictive than the final federal guidelines. The June 1997 effective date for the state waste combustor rules is expected to be extended due to the issuance of the new federal combustor rules. To meet the new federal and state requirement, the Company must install additional pollution control and monitoring equipment at the Red Wing plant and additional monitoring equipment at the Wilmarth plant. The Company is evaluating equipment to meet the requirements. The required equipment may cost between $4 million and $12 million.

     The Clean Air Act, including 1990 Amendments, (the "Clean Air Act") calls for reductions in emissions of sulfur dioxide and nitrogen oxides from electric generating plants. These reductions, which will be phased in, began in 1995. The majority of the rules implementing this complex legislation are finalized. No additional capital expenditures are anticipated to comply with the sulfur dioxide emission limits of the Clean Air Act. NSP has expended significant amounts over the years to reduce sulfur dioxide emissions at its plants. Based on revisions to the sulfur dioxide portion of the program, NSP's emission allowance allocations for the years 1995-1999 were dramatically reduced from prior rulemaking. Burners at the Company's Sherburne County Generating Plant (Sherco) unit 2 were upgraded in 1994 to further reduce emissions of nitrogen oxides. Other expenditures will be necessary on the NSP system for compliance in the year 2000. Evaluations are currently underway to determine if changing operating procedures could reduce or eliminate future capital expenditures.

     As part of its Clean Air Act compliance effort, testing of a full scale prototype wet electrostatic precipitator (Wet ESP) was completed at Sherco in 1996. The Wet ESP equipment was installed in 1995 into one of the plant's existing scrubber modules to determine its effectiveness in reducing particulate emissions and lowering opacity. Based on operating test results, the Company has chosen to convert multiple scrubber modules on Units 1 & 2 to the Wet ESP design. Capital investment to date for the prototype has been $3 million. The Company estimates total capital expenditures for this project of $46 million over the period 1996-2000.

     The Company has conducted testing for air toxics at its major facilities and shared these results with state and federal agencies. The Company also conducted research on ways to reduce mercury emissions. This information has also been shared with state and federal agencies. The Clean Air Act requires the EPA to look at issuing rules for air toxic emissions from electric utilities. A report is expected from the EPA to Congress in 1998. There is continued interest at the Minnesota Legislature to pass legislation restricting emissions of air toxics in the state. The Company cannot predict what impact these rules will have if passed.

     On March 11 and October 7, 1996, the Wisconsin Company received Notices of Violation from the Wisconsin Department of Natural Resources (WDNR) stating that emissions from unit 2 at the Wisconsin Company's French Island generating facility had exceeded allowable levels for dioxin. The Company responded by providing a written response to the WDNR setting forth the Wisconsin Company's plans for bringing the emission levels back into compliance. The Wisconsin Company is currently investigating this matter to determine the cause of these unexpected events. At this time, the Wisconsin Company is unable to predict whether any fines will be imposed by the WDNR against the Wisconsin Company or what further corrective action may be required. The Wisconsin Company does not believe any fines, if levied, or corrective actions, if required, will have a material adverse effect on the NSP's financial condition or results of operations.

     On February 12, 1996, the Wisconsin Company received a Letter of Non-compliance (LON) from the WDNR for failing to meet the emission guidelines for carbon monoxide (CO) at its Bay Front generating facility. The Wisconsin Company has worked with the WDNR throughout 1996 to establish mutually agreed upon CO emission limits for the Bay Front facility. As a result, no fines were assessed from this LON.

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

Site Remediation

     The EPA or state environmental agencies have designated the Company as a "potentially responsible party" (PRP) for 13 waste disposal sites to which the Company allegedly sent hazardous materials. Nine of these 13 sites have been remediated and, consistent with settlements reached with the EPA and other PRPs, the Company has paid $1.7 million for its share of the remediation costs. While these remediated sites will continue to be monitored, the Company expects that future remediation costs, if any, will be immaterial. Under applicable law, the Company, along with each PRP, could be held jointly and severally liable for the total remediation costs of PRP sites. Of the four unremediated sites, the total remediation costs are currently estimated to be approximately $18 million. If additional remediation is necessary or unexpected costs are incurred, the amount could be more than $18 million. The Company is not aware of the other parties' inability to pay, nor does it know if responsibility for any of the sites is in dispute. For these four sites, neither the amount of remediation costs nor the final method of their allocation among all designated PRPs has been determined. However, the Company has recorded an estimate of approximately $1.4 million for its share of future costs for these four sites, including $0.6 million, which is expected to be paid in 1997. While it is not feasible to determine impact of PRP site remediation at this time, the amounts accrued represent the best current estimate of the Company's future liability. It is the Company's practice to vigorously pursue and, if necessary, litigate with insurers to recover incurred remediation costs whenever possible. Through litigation, the Company has recovered from other PRPs a portion of the remediation costs paid to date. Management believes remediation costs incurred, but not recovered from insurance carriers or other parties, should be allowed recovery in future ratemaking. Until the Company is identified as a PRP, it is not possible to predict the timing or amount of any costs associated with sites, other than those discussed above.

     The Wisconsin Company may be involved in the cleanup and remediation at four sites. Two sites are solid and hazardous waste landfill sites in Eau Claire and Amery, Wis. The Wisconsin Company contends that it did not dispose of hazardous wastes in these landfills during the time period in question. Because neither the amount of cleanup costs nor the final method of their allocation among all designated PRPs has been determined, it is not feasible to predict the outcome of these matters at this time. The third site is a landfill in Hudson, Wis., which is one of the PRP waste disposal sites discussed as part of the Company's sites. The fourth site in Ashland, Wisconsin adjacent to Lake Superior, contains creosote/coal tar contamination. In 1995, the WDNR notified the Wisconsin Company that it is a PRP at this site. At this time, the WDNR has determined that the Company is the only PRP at this site. The site has three distinct portions - the Company portion of the site, the Kreher Park portion of the site and the Chequamegon Bay (of Lake Superior) portion of the site. The Wisconsin Company portion of the site, formerly a coal gas plant site, is Wisconsin Company property. The Kreher Park portion of the site is adjacent to the Wisconsin Company portion of the site and is not owned by the Wisconsin Company. The Chequamegon Bay portion of the site is adjacent to the Kreher Park portion of the site and is not owned by the Wisconsin Company. The Wisconsin Company is discussing its potential involvement in the Kreher Park and Chequamegon Bay portions of the site with WDNR and the City of Ashland. In February 1996, the Wisconsin Company received from the WDNR's consultant a draft report of the results of a remediation action options feasibility study for the Kreher Park portion of the Ashland site. The draft report contains several remediation options that were scored by the consultant across a variety of parameters. Two options scored the most technologically and economically feasible, and one of those is the lowest-cost option for remediation at the Kreher Park portion of the site. The draft report estimates that this option, which would involve capping the property and some limited groundwater treatment, would cost approximately $6 million. In 1996, the WDNR completed a sediment contamination investigation of the impacted area of the Chequamegon Bay portion of the site to determine the extent and nature of contamination. Contamination of the near shore area has been confirmed by the study.

     WDNR's consultant is preparing a remedial option study for the entire Ashland site, including the Wisconsin Company's portion and the two other adjacent portions. Until this study is completed and more information is known concerning the extent of the final remediation required by the WDNR, the remediation method selected, the related costs, the various parties involved, and the extent of the Wisconsin Company's responsibility, if any, for sharing the costs, the ultimate cost to the Wisconsin Company and timing of any payments related to the Ashland site are not determinable. As of December 31, 1996, the Wisconsin Company had recorded an estimated liability of $880,000 for future remediation costs for the Wisconsin Company owned portion of the site. Actual costs incurred through 1996 were $525,000. The PSCW authorized recovery of $353,000 over a two year period beginning in 1997, which represents recovery of actual expenditures through 1995. Based on this PSCW decision to allow recovery of remediation costs incurred, the Company has recorded a regulatory asset for the accrued and actual expenditures related to the Ashland site. The ultimate cleanup and remediation costs at the Ashland site and the extent of the Wisconsin Company's responsibility, if any, for sharing such costs are not known at this time, but may be significant.

     The Company is continuing to investigate various properties, which it presently owns or previously owned. The properties were formerly sites of gas manufacturing, gas storage plants or gas pipelines. The purpose of this investigation is to determine if waste materials are present, if they are an environmental or health risk, if the Company has any responsibility for remedial action and if recovery under the Company's insurance policies can contribute to any remediation costs. The Company has already remediated one site, which continues to be monitored. The Company has paid $2.5 million to remediate this site and expects to incur in the future only immaterial monitoring costs related to this remediated site. Another 14 gas sites remain under investigation, and the Company is actively taking remedial action at four of the sites. In addition, the Company has been notified that two other sites eventually will require remediation, and a study was initiated in 1996 to determine the cost and method of cleanup, which is expected to begin in 1997. As of Dec. 31, 1996, the Company has paid $5.4 million on these six active sites and has recorded an estimated liability of approximately $4.8 million for future costs, with payment expected over the next 10 years. This estimate is based on prior experience and includes investigation, remediation and litigation costs. As for the eight inactive sites, no liability has been recorded for remediation or investigation because the present land use at each of these sites does not warrant a response action. While it is not feasible to determine at this time the ultimate costs of gas site remediation, the amounts accrued represent the best current estimate of the Company's future liability for any required cleanup or remedial actions at these former gas operating sites. Management also believes that incurred costs, which are not recovered from insurance carriers or other parties, should be allowed recovery in future ratemaking. During 1994, the Company's gas utility received approval for deferred accounting for certain gas remediation costs incurred at four active sites, with final rate treatment of such costs to be determined in future general gas rate cases.

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

Electromagnetic Fields

     Electric and magnetic fields (sometimes referred to as EMF) surround electric wires and conductors of electricity such as electrical tools, household wiring, appliances, electric distribution lines, electric substations and high-voltage electric transmission lines. NSP owns and operates many of these types of facilities. Some studies have found statistical associations between surrogates of EMF and some forms of cancer. The nation's electric utilities, including NSP, have participated in the sponsorship of more than $100 million in research to determine the possible health effects of EMF. Through its participation with the Electric Power Research Institute and the EMF Research and Public Information Dissemination Program, sponsored by the National Institute of Environmental Health Sciences and the U.S. Department of Energy, NSP will continue its investigation and research with regard to possible health effects posed by exposure to EMF. No litigation has been commenced or material claims asserted against NSP for adverse health effects or diminution of property values due to EMF.

Contingencies

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

CAPITAL SPENDING AND FINANCING

     NSP's capital spending program is designed to assure that there will be adequate generating, transmission and distribution capacity to meet the future electric and gas needs of its utility service area, and to fund investments in non-regulated businesses. NSP continually reassesses needs and, when necessary, appropriate changes are made in the capital expenditure program.

     Total NSP capital expenditures (including allowance for funds used during construction and excluding business acquisitions and equity investments in non-regulated projects) totaled $412 million in 1996, compared to $401 million in 1995 and $409 million in 1994. These capital expenditures include gross additions to utility property of $387 million, $386 million and $387 million for the years ended 1996, 1995 and 1994, respectively. Internally generated funds could have provided approximately 75 percent of all capital expenditures for 1996, 85 percent for 1995 and 69 percent for 1994.

     NSP's utility capital expenditures (including allowance for funds used during construction) are estimated to be $420 million for 1997 and $2.0 billion for the five years ended Dec. 31, 2001. Included in NSP's projected utility capital expenditures is $50 million in 1997 and $280 million during the five years ended Dec. 31, 2001, for nuclear fuel for NSP's three existing nuclear units. The remaining capital expenditures through 2001 are for many utility projects, none of which are extraordinarily large relative to the total capital expenditure program. Internally generated funds from utility operations are expected to equal approximately 95 percent of the 1997 utility capital expenditures and approximately 95 percent of the 1997-2001 utility capital expenditures. Internally generated funds from all operations are expected to equal approximately 60 percent and 80 percent respectively, of NSP's total capital requirements (including equity investments in non-regulated projects as discussed below) anticipated for 1997 and the five-year period 1997-2001. The foregoing estimates of utility capital expenditures and internally generated funds may be subject to substantial changes due to unforeseen factors, such as changed economic conditions, competitive conditions, resource planning, new government regulations, changed tax laws and rate regulation.

     In addition to capital expenditures, NSP invested $157 million in 1996, $54 million in 1995 and $137 million in 1994 for interests in existing and additional non-regulated businesses. (See "Non-Regulated Subsidiaries" herein.) NSP and its subsidiaries continue to evaluate opportunities to enhance their competitive position and shareholder returns through strategic acquisitions of existing businesses. Long-term non-regulated financing may be required for any such future acquisitions that NSP (including its subsidiaries) consummates.

     Although they may vary depending on the success, timing, level of involvement in planned and future projects and other unforeseen factors, potential capital requirements for investments in existing and additional non-regulated projects are estimated to be $310 million in 1997 and $940 million for the five-year period 1997-2001. The majority of these non-regulated capital requirements relate to equity investments (excluding costs financed by project debt) in NRG's projects, as discussed previously and include commitments for certain NRG investments, as discussed in Note 14 of Notes to the Financial Statements under Item 8. The remainder consists mainly of affordable housing investments by Eloigne Company. Equity investments by NRG and Eloigne would be funded through their own internally generated funds, equity investments by NSP, or long-term debt issued by the non-regulated subsidiary. Such equity investments by NSP are expected to be financed on a long-term basis through NSP's internally generated funds or through NSP's issuance of common stock.

EMPLOYEES AND EMPLOYEE BENEFITS

     At year end 1996 the total number of full- and part-time employees of NSP was approximately 7,147 and the total number of benefit employees was 6,470. Of this number approximately 2,800 employees are represented by five local IBEW labor unions under a three year collective bargaining agreement which expired Dec. 31, 1996, but was extended to April 30, 1997. Management and union representatives have reached a tentative agreement on the terms of a new collective bargaining agreement, subject to approval by the union membership on April 10, 1997. NSP is not able to predict the outcome at this time.

     Postretirement Health Care: NSP has a contributory health and welfare benefit plan that provides health care and death benefits to substantially all employees after their retirement. The plan is intended to provide for sharing the costs of retiree health care between NSP and retirees. For employees retiring after Jan. 1, 1994, a six-year cost-sharing strategy was implemented with retirees paying 15 percent of the total cost of health care in 1994, increasing to a total of 40 percent in 1999.

     401(k) changes: NSP currently offers eligible employees a 401(k) Retirement Savings Plan. In 1994, NSP began matching employees' pre-tax 401(k) contributions. NSP's matching contributions were $4.3 million in 1996, based on matching up to $900 for each nonbargaining employee and up to $600 for each bargaining employee.

     Wage increases: Under a market-based pay structure implemented for nonbargaining employees in 1994, NSP uses salary surveys that indicate how other relevant companies pay their employees for comparable positions. In January 1996, nonbargaining employees received an average wage scale increase of 4 percent, and bargaining employees received a 4 percent base wage increase. In January 1997, nonbargaining employees received an average wage scale increase of 3.9 percent. Wage increases for bargaining employees in 1997 will be determined by the new collective bargaining agreement which is not yet final, as discussed previously.

EXECUTIVE OFFICERS *
                            Present Positions and Business Experience
Name                 Age    During the Past Five Years

James J Howard       61     Chairman of the Board, President and Chief
                            Executive Officer since 12/1/94; and prior thereto
                            Chairman of the Board and Chief Executive Officer.

Loren L Taylor       50     President - NSP Electric since 10/27/94; Vice
                            President - Customer Operations from 1/01/93 to
                            10/26/94; and prior thereto Vice President -
                            Transmission and Inter-Utility Services.

Edward L Watzl       57     President - NSP Generation since 02/03/97; Vice
                            President - Nuclear Generation from 09/07/94 to
                            02/02/97; and prior thereto Prairie Island Site
                            General Manager.

Keith H Wietecki     47     President - NSP Gas since 1/11/93; Vice President -
                            Corporate Strategy from 1/01/93 to 1/10/93; and prior thereto Vice President - Electric Marketing &
                            Sales.

Arland D Brusven     64     Vice President - Finance since 7/01/94; Vice
                            President - Finance and Treasurer from 1/01/93 to
                            6/30/94; and prior thereto Vice President and Treasurer.

Gary R Johnson       50     Vice President & General Counsel since 11/01/91.

Cynthia L Lesher     48     Vice President - Human Resources since 3/01/92; and
                            prior thereto Director - Power Supply Human
                            Resources from 8/15/91 to 2/29/92.

Edward J McIntyre    46     Vice President and Chief Financial Officer since
                            1/01/93; and prior thereto President and Chief
                            Executive Officer of Northern States Power Company
                            (a Wisconsin corporation), a wholly owned subsidiary of the Company.

Thomas A
  Micheletti         50     Vice President - Public and Government Affairs
                            since 10/27/94; Vice President - General Counsel and Secretary of NRG Energy, Inc. a wholly owned subsidiary of the Company from 5/11/94 to 10/26/94;
                            Vice President-General Counsel, NRG from 9/15/93 to
                            5/10/94; and prior thereto Group Vice President for Minnesota Power and Light Company, a public utility located in Duluth, MN.

Roger D Sandeen      51     Vice President, Controller and Chief Information
                            Officer since 4/22/92; and prior thereto Vice
                            President and Controller.

Michael D Wadley     40     Vice President - Nuclear Generation since 02/03/97;
                            Nuclear Plant Manager - Prairie Island from
                            10/26/95 to 02/02/97; Plant Manager - Prairie
                            Island from 02/01/93 to 10/25/95; and prior thereto
                            General Superintendent of Operations - Prairie
                            Island.


* As of 3/01/97


Item 2 - Properties

     The Company's major electric generating facilities consist of the following:

                                                             1996       Output
Station                                                Capability    (Millions
and Unit               Fuel                Installed         (Mw)      of Kwh)

Sherburne
  Unit 1               Coal                   1976            712      4 313.8
  Unit 2               Coal                   1977            712      4 291.6
  Unit 3               Coal                   1987            514      3 707.3
Prairie Island
  Unit 1               Nuclear                1973            514      3 737.9
  Unit 2               Nuclear                1974            514      4 485.2
Monticello             Nuclear                1971            543      3 872.9
King                   Coal                   1968            567      3 420.5
Black Dog
  4 Units              Coal/Natural        1952-1960          461      1 235.3
                       Gas
High Bridge
  2 Units              Coal                1956-1959          262      1 067.4
Riverside
  2 Units              Coal                1964-1987          357      1 913.9
Other                  Various             Various          1,954      1 805.1

     NSP's electric generating facilities provided 79 percent of its Kwh requirements in 1996. The current generating facilities are expected to be adequate base load sources of electric energy until 2003-2006, as detailed in the Company's electric resource plan filed with the MPUC in 1995. All of NSP's major generating stations are located in Minnesota on land owned by the Company.

     At Dec. 31, 1996, NSP had transmission and distribution lines as follows:

Voltage                Length (Pole Miles)

500Kv                             265
345Kv                             734
230Kv                             283
161Kv                             339
115Kv                           1,681
Less than
 115 Kv                         31,803

     NSP also has approximately 300 transmission and distribution substations with capacities greater than 10,000 kilovoltamperes (Kva) and approximately 270 with capacities less than 10,000 Kva.

     Manitoba Hydro, Minnesota Power Company and the Company completed the construction of a 500-Kv transmission interconnection between Winnipeg, Manitoba, Canada, and the Minneapolis-St Paul, Minnesota, area in 1980. NSP has a contract with Manitoba Hydro-Electric Board for 500 Mw of firm power utilizing this transmission line. In addition, the Company is interconnected with Manitoba Hydro through a 230 Kv transmission line completed in 1970. In 1995 a project was completed to increase the Manitoba-US transmission interconnection by a nominal 400 Mw, to 1900 Mw. This project was undertaken as part of a contract where NSP and Manitoba Hydro have established an additional 150 Mw of seasonal power exchange. (See Note 14 of Notes to Financial Statements under Item 8 for further discussion of power purchase commitments.)

     The electric delivery system utilization has increased during recent years due to better analytical methods and enhanced Energy Management System monitoring and control capability. This increased utilization has been achieved while continuing to operate within reliability parameters established by MAPP and North American Electric Reliability Council (NERC).


     In 1995, a plan was completed to determine electric delivery system upgrades required to accommodate load growth expected in the Minneapolis/St. Paul geographic area through 2010. The results indicated load growth at a rate of approximately 2 percent per year. To accommodate the load growth, portions of the 69 Kv transmission, especially located on the outskirts of the Twin Cities, will be reconductored and operated at 115 Kv; distribution development in these areas will largely be at 34.5 Kv. By reconductoring on existing right-of-ways and increasing distribution voltage, the requirements for new right-of-ways and substation sites are minimized as compared with other alternatives for serving the load growth.

     The natural gas properties of NSP include about 8,505 miles of natural gas transmission and distribution mains. NSP natural gas mains include approximately 116 miles with a capacity in excess of 275 pounds per square inch (psi) and approximately 8,389 miles with a capacity of less than 275 psi. In addition, Viking owns a 500-mile interstate natural gas pipeline serving portions of Minnesota, Wisconsin and North Dakota.

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

     In 1993, a natural gas explosion occurred on the Company's distribution system in St. Paul, Minn. In 1995, the National Transportation Safety Board found little, if any, fault with the Company's actions or conduct. Total damages related to the explosion are estimated to exceed $1 million. The Company has a self-insured retention deductible of $1 million, with general liability coverage of $150 million, which includes coverage for all injuries and damages. Eighteen lawsuits have been filed, including one suit with multiple plaintiffs. In February 1997, NSP settled six of the lawsuits, including all of the death and serious burn cases. Most, if not all, of the settlement will be paid by NSP's insurer. Additional mediation is scheduled for early 1997. A trial to decide any additional civil liability and the parties responsible for the explosion is still scheduled for May 1997, with the damages portion of the trial scheduled for six months thereafter. The cost incurred by NSP for this matter is the $1 million insurance deductible, which was accrued in a prior year.

     On June 20, 1994, the Company along with other major utilities filed a lawsuit against the DOE in an attempt to clarify the DOE's obligation to dispose of spent nuclear fuel beginning not later than January 31, 1998. The suit was filed in the U.S. Court of Appeals, Washington, D.C. The primary purpose of the lawsuit was to insure that the Company and its customers receive timely storage and disposal of spent nuclear fuel in accordance with the terms of the Company's contract with the DOE. On July 23, 1996, the U.S. Court of Appeals for the District of Columbia Circuit, affirmed the federal government's obligation. The court unanimously ruled that the Nuclear Waste Policy Act creates an unconditional obligation for the DOE to begin acceptance of spent nuclear fuel by January 31, 1998. The DOE did not seek U.S. Supreme Court review. On January 31, 1997, the Company, along with 30 other electric utilities and 45 state agencies, filed another lawsuit against the DOE requesting authority to withhold payments to the DOE for the permanent disposal program.

     In October 1996, the Hennepin County District Court (the Court) granted, in part, plaintiffs' motion for class action certification in Hamline Park Plaza Partnership, et al v, Northern States Power Company. This lawsuit was commenced by two NSP commercial customers who participated in NSP's Lighting Efficiency Program (LEP) and now claim that NSP misrepresented the expected energy savings from this program. The Court limited the class to commercial and industrial customers who have participated in the LEP since February 1993. This decision only addresses the procedural issue concerning who may participate in the lawsuit, and does not constitute a determination about the merits of plaintiffs' claims. NSP, which is required to participate in the LEP by virtue of a Minnesota statute, denies all liability with respect to plaintiffs' claims. Plaintiffs seek damages in excess of $50,000 for their claims.

     For a discussion of environmental proceedings, see "Environmental Matters" under Item 1, incorporated herein by reference. For a discussion of proceedings involving NSP's utility rates, see "Utility Regulation and Revenues" under Item 1, incorporated herein by reference.

Item 4 - Submission of Matters to a Vote of Security Holders

     None during the fourth quarter of 1996.

PART II
Item 5 - Market for Registrant's Common Equity and Related
           Stockholder Matters

Quarterly Stock Data

     The Company's common stock is listed on the New York Stock Exchange
(NYSE), Chicago Stock Exchange (CHX) and the Pacific Stock Exchange (PSE). Following are the reported high and low sales prices based on the NYSE Composite Transactions for the quarters of 1996 and 1995 and the dividends declared per share during those quarters:

                             1996                       1995
                    High      Low Dividends   High      Low  Dividends

First Quarter     $53 3/8  $47 5/8    $.675  $46 3/4  $42 1/2    $.660
Second Quarter     49 5/8   45 1/2     .690   47 3/8   42 7/8     .675
Third Quarter      49 3/4   44 1/2     .690   46 7/8   42 1/2     .675
Fourth Quarter     49 1/8   45 1/2     .690   49 1/2   45 1/8     .675

     The Company's Restated Articles of Incorporation and First Mortgage Bond Trust Indenture provide for certain restrictions on the payment of cash dividends on common stock. At Dec. 31, 1996, the payment of cash dividends on common stock was not restricted except as described in Note 4 to the Financial Statements under Item 8.

     For a discussion of the anticipated dividend payment level of Primergy, see "Proposed Merger with Wisconsin Energy Corporation" under Item 1, incorporated herein by reference.

                              1996     1995     1994     1993     1992
Shareholders of record
  at year-end               86 337   83 902   85 263   86 404   72 525

Book value per share
  at year-end               $30.93   $29.74   $28.35   $27.32   $25.91

Shareholders of record as of March 15, 1997 were 86,171.


Item 6 - Selected Financial Data

                              1996     1995     1994     1993     1992
                             (Dollars in millions except per share data)

Utility operating
  revenues                  $2 654   $2 569   $2 487   $2 404   $2 160

Utility operating
  expenses                  $2 288   $2 223   $2 178   $2 100   $1 904

Income from continuing
  operations before
  accounting
  change (1)                  $275     $276     $243     $212     $161

Net income (2)                $275     $276     $243     $212     $206

Earnings available
  for common stock            $262     $263     $231     $197     $190

Average number of
  common and equivalent
  shares outstanding
  (000's)                   68 679   67 416   66 845   65 211   62 641

Earnings per average common share:
  Continuing operations
    before accounting
    change (1)               $3.82    $3.91    $3.46    $3.02    $2.31
  Total (2)                  $3.82    $3.91    $3.46    $3.02    $3.04

Dividends declared
  per share                 $2.745   $2.685   $2.625   $2.565   $2.495

Total assets                $6 637   $6 229   $5 950   $5 588   $5 143

Long-term debt              $1 593   $1 542   $1 463   $1 292   $1 300

Ratio of earnings
  (from continuing
  operations before
  accounting change,
  excluding undistributed
  equity income and
  including AFC) to
  fixed charges                3.8      3.9      4.0      4.0      3.2

Notes:

(1) Income and earnings from continuing operations exclude an accounting change in 1992 as discussed below. They include non-recurring items in 1994 and 1995, as discussed in Management's Discussion and Analysis under Item 7.

(2) In 1992, the Company changed its method of accounting for revenue recognition to begin recording unbilled revenue. The cumulative effect of this accounting change was an increase in net income of $45.5 million after tax, or $0.73 per share.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Northern States Power Company, a Minnesota corporation (the Company), has two significant subsidiaries: Northern States Power Company, a Wisconsin corporation (the Wisconsin Company), and NRG Energy, Inc., a Delaware corporation (NRG). The Company also has several other subsidiaries, including Viking Gas Transmission Company (Viking), Cenerprise, Inc. (Cenerprise) and Eloigne Company (Eloigne). The Company and its subsidiaries collectively are referred to herein as NSP.

FINANCIAL OBJECTIVES AND RESULTS

NSP's financial objectives are:

- To provide investor returns in the top one-fourth of the utility industry as measured by a three-year average return on equity. NSP's average return on common equity for the three years ending in 1996 was 12.8 percent. Based on a three-year average, this return places NSP in the top one-fourth of the industry, which was approximately 12.75 percent. The median three-year industry average was approximately 11.5 percent. Using total return to investors (measured by dividends plus stock price appreciation) the total return on NSP common stock for the most recent five-year period averaged
   7.4 percent per year. For the same period, the total return for the electric industry averaged 7.0 percent. Utility stock prices were adversely affected by higher interest rates in 1996. The average stock price for the 20 utilities with a AA bond rating declined 4.8 percent. NSP's price decline was a comparable 6.6 percent. Nine of the AA rated companies had stock price declines greater than NSP.

- To increase dividends on a regular basis and maintain a long-term average payout ratio in the range of 65 to 75 percent. NSP has increased its dividend for 22 consecutive years. In June 1996, NSP's annualized common dividend rate was increased by 6 cents per share, or 2.2 percent, from $2.70 to $2.76. The objective payout ratio is based on long-term earnings expectations. The dividend payout ratio was 71.5 percent in 1996, within the objective range.

- To maintain continued financial strength with a AA bond rating. The Company's first mortgage bonds continued to be rated AA- by Standard & Poor's (S&P), AA- by Duff & Phelps, Inc., and AA by Fitch Investors Service, Inc. Since 1994, Moody's Investors Services (Moody's) has rated NSP's first mortgage bonds A1 based on its interpretations of a Minnesota law enacted in 1994 regarding the used fuel storage project for the Prairie Island nuclear generating plant. First mortgage bonds issued by the Wisconsin Company carry comparable ratings. NSP's pretax interest coverage ratio, based on income excluding Allowance for Funds Used During Construction (AFC), was 3.7 in 1996. A capital structure consisting of 46.5 percent common equity at year-end 1996 contributes to NSP's financial flexibility and strength.

- To provide at least 20 percent of NSP earnings from NRG businesses by the year 2000. NRG expects to meet this goal through the growing profitability of existing businesses and the addition of new businesses. Businesses owned by NRG provided 29 cents, or 7.6 percent of NSP's earnings per share from ongoing operations in 1996, and 24 cents, or 6.5 percent of NSP's earnings per share from ongoing operations in 1995.

- To maintain long-term average annual earnings per share growth of 5 percent from ongoing operations, as described below. Excluding the non-recurring items discussed later under Factors Affecting Results of Operations, NSP achieved earnings-per-share growth of 3.5 percent in 1996 over 1995 and an average annual growth rate of 8.1 percent since 1993.

                                1996         1995        1994        1993
   Total earnings
   per share                   $3.82        $3.91       $3.46       $3.02
   Less earnings from
   non-recurring items                       0.22        0.01
   Earnings from ongoing
   operations                  $3.82        $3.69       $3.45       $3.02

BUSINESS STRATEGIES

NSP's management is proactive in shaping the new business environment in which it will be operating. In April 1995, the Company and Wisconsin Energy Corporation (WEC) entered into a definitive agreement that provides for a strategic business combination in a "merger-of-equals" transaction to operate as Primergy Corporation (Primergy), as discussed further under Factors Affecting Results of Operations. Completion of the merger is subject to regulatory approvals and other conditions. In addition to this merger strategy, management's business strategies include:

- Focusing on the core energy business. The electric and natural gas utility industries are becoming more complex as customers, as well as utilities and federal and state regulators, promote competition. To remain successful in this more complex environment, NSP will maintain its focus on its core energy-related activities.

- Providing reliable, low-cost, environmentally responsible energy. Whether energy is produced or purchased through NSP's regulated utility or its nonregulated businesses, three general concepts provide a focus for its energy businesses: reliable energy, low-cost energy and environmentally responsible energy.

- Responding to customer needs. Customers will have an increasing number of options for meeting their energy needs, and there will be competition among energy companies for the privilege of serving those customers. NSP will work with its customers to develop innovative products and services that benefit customers and NSP.

- Increasing nonregulated investments and earnings. Nonregulated businesses will be an important part of NSP's future. Deregulation of certain aspects of the utility industry is expected to provide new investment opportunities in nonregulated businesses. Participation in these opportunities is expected to improve NSP's total profitability.

FINANCIAL REVIEW

The following discussion and analysis by management focuses on those factors that had a material effect on NSP's financial condition and results of operations during 1996 and 1995. It should be read in conjunction with the accompanying Financial Statements and Notes thereto. Trends and contingencies of a material nature are discussed to the extent known and considered relevant. Material changes in balance sheet items are discussed below and in the accompanying Notes to Financial Statements. The discussion and analysis and the related financial statements do not reflect the impact of the Company's proposed merger with WEC, except for pro forma information included in Note 17 to the Financial Statements and except where specific reference is made to the proposed merger.

Except for the historical information contained herein, the matters discussed in the following discussion and analysis, including the statements regarding the anticipated impact of the proposed merger, are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate," "estimate," "expect," "objective," "possible," "potential" and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including their impact on capital expenditures; business conditions in the energy industry; competitive factors; unusual weather; changes in federal or state legislation; regulatory decisions regarding the proposed combination of NSP and WEC; the items set forth below under "Factors Affecting Results of Operations;" and the other risk factors listed from time to time by the Company in reports filed with the Securities and Exchange Commission (SEC), including Exhibit 99.01 to the Company's 1996 report on Form 10-K.

RESULTS OF OPERATIONS

1996 Compared with 1995 and 1994

NSP's 1996 earnings per share from ongoing operations were $3.82, up 13 cents, or 3.5 percent, from the $3.69 earned in 1995 and up 37 cents, or 10.7 percent, from the $3.45 earned in 1994. Regulated utility businesses generated earnings of $3.58 per share from ongoing operations in 1996, $3.41 in 1995 and $3.00 in 1994. Earnings from regulated operations were higher in 1996 primarily due to growth in electric and gas sales and reduced administrative costs. Partially offsetting these earnings increases were the impacts of less favorable weather, higher utility operating and depreciation expenses, and dilutive effects of stock issuances. Nonregulated businesses generated earnings of 24 cents per share from ongoing operations in 1996, 28 cents in 1995 and 45 cents in 1994. Despite higher NRG earnings from new projects, nonregulated earnings declined because the price volatility for natural gas supply had an adverse impact on financial results of Cenerprise. NSP's total earnings per share, including non-recurring transactions in 1995 and 1994 (as discussed later), were $3.82 in 1996, $3.91 in 1995 and $3.46 in 1994.

Utility Operating Results

Electric Revenues - Sales to retail customers, which account for more than 90 percent of NSP's electric revenue, increased 1.0 percent in 1996 and 4.2 percent in 1995. Sales in both 1996 and 1995 included net favorable weather impacts compared with normal average temperatures, but the retail sales impact for 1996 was less favorable than it was in 1995. Total sales of electricity decreased 3.0 percent in 1996 and increased 2.9 percent in 1995. Lower sales to other utilities in 1996 and the loss of several wholesale customers in 1995 and 1996, as discussed later, contributed to the 1996 decrease. Warmer-than-normal summer weather in 1995 contributed to sales growth compared with results in 1994, when the summer was cooler than normal.

On a weather-adjusted basis, sales to retail customers are estimated to have increased 1.5 percent in 1996 and 2.4 percent in 1995. Retail sales growth for 1997 is projected to be 1.8 percent over 1996, or 2.3 percent on a weather-adjusted basis.

Sales to other utilities decreased 21.6 percent in 1996 after increasing 1.0 percent in 1995. Market conditions and regional transmission system constraints contributed to the sales decrease in 1996.

The table below summarizes the principal reasons for the electric revenue changes during the past two years:

(Millions of dollars)                       1996 vs. 1995       1995 vs. 1994
Retail sales growth
 (excluding weather impacts)                         $ 29                $ 46
Estimated impact of weather
 on retail sales volume                               (15)                 42
Sales to other utilities                              (20)                  1
Wholesale sales                                       (15)                (13)
Conservation cost recovery                             13                  19
Fuel adjustment clause recovery                       (10)                 (7)
Other rate changes                                     (5)                 (2)
Other electric revenue                                  8                 (10)
  Total revenue increase (decrease)                  $(15)               $ 76

Electric Production Expenses - Fuel expense for electric generation in 1996 decreased $24.5 million, or 7.5 percent, compared with an increase of $4.5 million, or 1.4 percent, in 1995. The 1996 decrease was primarily due to lower average fuel costs resulting from a new coal transportation contract in July 1995, and lower plant output caused by decreased electric sales and planned outages for maintenance and conversion of two plants to peaking status. The 1995 increase primarily was attributable to an increase in output from NSP's generating plants, resulting from increased sales and fewer scheduled plant maintenance outages.

Purchased power costs decreased $4.5 million, or 1.9 percent, in 1996 after decreasing $5.2 million, or 2.1 percent, in 1995. The 1996 decrease primarily was due to lower demand expenses. The 1995 decrease primarily was due to lower average market prices and less energy purchased. The level of purchases declined due to fewer scheduled plant maintenance outages in 1995.

Gas Revenues - The majority of NSP's retail gas sales are categorized as firm (primarily space heating customers) and interruptible (commercial/industrial customers with an alternate energy supply). Firm sales in 1996 increased 13.2 percent compared with 1995 sales, while firm sales in 1995 increased 6.8 percent compared with 1994 sales. The increases in 1996 and 1995 primarily were due to strong sales growth and favorable impacts of weather. Increased sales of natural gas resulted in part from the addition of 14,381 new firm gas customers in 1996, a 3.4 percent increase, and 16,680 new firm gas customers in 1995, a 4.1 percent increase.

On a weather-adjusted basis, firm gas sales are estimated to have increased
5.1 percent in 1996 and increased 4.6 percent in 1995. Firm gas sales in 1997 are projected to be 6.5 percent lower compared with 1996 sales, which reflect favorable weather. Firm gas sales in 1997, compared with 1996 sales on a weather-adjusted basis, are projected to increase by 1.6 percent.

Interruptible sales of gas increased 3.6 percent in 1996 and 15.7 percent in 1995. The increases in both years are the result of favorable gas market prices that caused large interruptible customers with alternate fuel sources to use more natural gas. Other gas deliveries, including Viking sales, increased 5.3 percent in both 1996 and 1995. Viking wholesale gas transmission deliveries to parties other than NSP increased 7.7 percent in 1996 and 1.1 percent in 1995.

The table below summarizes the principal reasons for the gas revenue changes during the past two years.

(Millions of dollars)                        1996 vs 1995        1995 vs 1994
 Sales growth (excluding
  weather impacts)                                   $ 25                $ 26
 Estimated impact of weather
  on firm sales volume                                 13                   7
 Purchased gas adjustment
  clause recovery                                      52                 (26)
 Conservation cost recovery
  and other rate changes                                6                   1
 Other                                                  5                  (2)

   Total revenue increase                            $101                $  6

Cost of Gas Purchased and Transported - The cost of gas purchased and transported increased $78.7 million (30.6 percent) in 1996, primarily due to a 20.5 percent increase in the per unit cost of purchased gas and higher gas sendout. The increase in gas sendout reflects increased gas sales, while the increase in cost per unit of purchased gas reflects changes in market conditions. The cost of gas purchased and transported decreased $7.1 million (2.7 percent) in 1995, primarily due to a 12.6 percent decline in the per unit cost of purchased gas, partially offset by higher sendout volumes due to increased sales and off-system deliveries. The lower cost of purchased gas reflects favorable market pricing, while the higher gas sendout reflects sales growth in 1995 and higher gas sales to off-system customers.

Other Operation, Maintenance and Administrative and General - These expenses, in total, decreased by $24.5 million (3.7 percent) in 1996, compared with a decrease of $9.1 million (1.4 percent) in 1995. The lower costs in 1996 largely are due to lower administrative and general costs, partly offset by higher scheduled plant maintenance outage expenses and provisions for uncollectible accounts. Administrative and general expenses reflect fewer employees and decreases in insurance and claims, employee benefit and other corporate costs. Planned maintenance outages occurred at three major plants in 1996, compared with only two major plants in 1995. Of the $13 million increase in Other Operation and Maintenance expenses for 1996, approximately $9 million is due to additional costs related to the timing of planned outages at generating plants. The 1995 decrease in total expenses largely is due to fewer employees, fewer scheduled plant maintenance outages, lower property insurance premiums and a one-time charge in 1994 for postemployment benefits. Partially offsetting these decreases in 1995 were higher employee benefit costs and higher electric line maintenance costs, mostly for tree trimming and heat-related repairs. (See Note 8 to the Financial Statements for a summary of administrative and general expenses.)

Conservation and Energy Management - Expenses increased in both 1996 and 1995 mainly due to higher amortization levels of deferred electric and gas conservation and energy management program costs. Higher cost levels in 1996 also include the effects of expensing currently (rather than amortizing over a period of time) new conservation expenditures beginning in 1996. Expense increases in 1995 also reflect higher deferred costs due to increased customer participation in NSP's conservation and energy management programs. These higher amortization and cost levels are recovered concurrently through retail rate adjustment clauses in the Company's Minnesota jurisdiction, which are discussed later in the "Regulation" section.

Depreciation and Amortization - The increases in 1996 and 1995 reflect higher levels of depreciable plant, including new information systems in 1996 with relatively short useful lives.

Property and General Taxes - Property and general taxes decreased in 1996 primarily due to lower property tax rates, and increased in 1995 primarily due to property additions and slightly higher property tax rates.

Utility Income Taxes - The variations in income taxes primarily are attributable to fluctuations in taxable income. (See Note 10 to the Financial Statements for a detailed reconciliation of the statutory tax rate to NSP's effective tax rate.)

Nonoperating Items Related to Utility Businesses

Allowance for Funds Used During Construction (AFC) - The differences in AFC for the reported periods are attributable to varying levels of construction work in progress and changing AFC rates associated with various levels of short-term borrowings to fund construction. In addition, returns allowed on deferred costs for conservation and energy management programs increased AFC-equity by $1.0 million and $2.6 million in 1996 and 1995, respectively, and increased AFC-debt by $0.4 million and $1.5 million in 1996 and 1995, respectively.

Other Income (Expense) - Note 8 to the Financial Statements lists the components of Other Income (Deductions)-Net reported on the Consolidated Statements of Income. Other than the operating revenues and expenses of nonregulated businesses, as discussed in the next section, nonoperating income (net of expense items and associated income taxes) related to utility businesses decreased $5.2 million in 1996 and increased $5.6 million in 1995. The 1996 decrease is primarily due to lower interest income associated with settlement of tax disputes and with customer financing. The 1995 increase primarily was due to lower expense levels compared with 1994 costs for environmental and regulatory contingencies, and public and governmental affairs costs related to the Prairie Island fuel storage issue. Lower interest income associated with the Company's settlement of federal income tax disputes partially offset the 1995 increase.

Interest Charges (Before AFC) - Interest costs recognized for NSP's utility businesses, including amounts capitalized to reflect the financing costs of construction activities, were $123.1 million in 1996, $123.4 million in 1995 and $107.1 million in 1994. The slight 1996 decrease is largely due to lower interest costs on variable rate long-term debt, partially offset by higher average short-term borrowing levels. The 1995 increase was largely due to long-term debt issues in 1995 and 1994 (net of retirements) and higher short-term interest rates, which affect commercial paper borrowings and variable rate long-term debt. The average short-term debt balance was $265.4 million in 1996, $208.7 million in 1995 and $204.5 million in 1994.

Nonregulated Business Results

NSP's nonregulated operations include many diversified businesses, such as independent power production, energy sales and services, industrial heating and cooling, and energy-related refuse-derived fuel production. NSP also has investments in affordable housing projects and several income-producing properties. The following discusses NSP's diversified business results in the aggregate and include NRG and Cenerprise, which are owned and managed separately.

Operating Revenues and Expenses - The net results of nonregulated businesses that are consolidated are reported in Other Income (Deductions)-Net on the Consolidated Statements of Income. (Note 8 to the Financial Statements lists the individual components of this line item.) Nonregulated operating revenues decreased $9.2 million, or 3 percent, in 1996 and increased $71.3 million, or 29 percent, in 1995. The 1996 decrease largely is due to curtailment of Cenerprise's gas trading activities in early 1996. The 1995 increase largely was due to increased gas marketing sales by Cenerprise. Nonregulated operating expenses decreased $1.6 million in 1996 primarily due to lower gas costs associated with Cenerprise's curtailment of gas trading in 1996, partially offset by losses incurred from Cenerprise's gas trading. NRG's expenses were higher in 1996 compared with 1995 due to increased project development costs as NRG pursued several international and domestic projects. Until there is substantial assurance that a project under development will come to financial closure, such costs are expensed. Nonregulated operating expenses increased $86.3 million, or 36 percent, in 1995 primarily due to higher gas costs associated with Cenerprise gas sales and higher project development expenses by NRG on pending projects. Nonregulated operating expenses include charges of $1.5 million in 1996, $5.0 million in 1995 and $5.0 million in 1994 for previously capitalized development and investment costs to reflect a decrease in the expected future cash flows of certain energy projects.

Equity in Operating Earnings - NSP has a less-than-majority equity interest in many nonregulated projects, as discussed in Note 2 to the Financial Statements. Consequently, a large portion of NSP's nonregulated earnings is reported as Equity in Earnings of Unconsolidated Affiliates on the Consolidated Statements of Income. Equity in project operating earnings increased by $1.8 million in 1996 primarily due to first-time earnings from new NRG projects (Schkopau operations in Germany and NRG Generating in the U.S.), partially offset by lower equity in earnings, mainly from NRG's MIBRAG mbh project in Germany. Equity in earnings from MIBRAG decreased in 1996 primarily due to an expected decline in heating briquette and coal sales. Equity in project operating earnings decreased by $2.8 million in 1995 primarily due to lower earnings from the NRG energy project contract that was terminated in 1995 (as discussed in the following section) and other domestic projects, somewhat offset by higher earnings from NRG international energy projects.

Equity in Gains From Contract Terminations - In 1995, after receiving final regulatory approvals, a power sales contract between a California energy project, in which NRG is a 45 percent investor, and an unaffiliated utility company was terminated. NRG recognized a pretax gain of approximately $30 million for its share of the termination settlement. In 1994, a Michigan cogeneration project, in which NRG was a 50 percent investor, received a payment from an unaffiliated utility company as compensation for the termination of an energy purchase agreement. NRG recognized a pretax gain of $9.7 million, net of project investment costs, for its share of the contract termination settlement.

Other Income (Expense) - Other than the operating revenues and expenses of nonregulated businesses, as discussed previously, nonoperating income (net of expense items) related to nonregulated businesses increased $3.8 million in 1996 and increased $4.7 million in 1995. The 1996 increase mainly is due to higher income from NRG temporary cash investments. The 1995 increase primarily is due to a gain on the sale of Cenerprise oil and gas properties, higher income from cash investments and an adjustment to the 1994 contract termination gain recorded by NRG.

Interest Expense - Interest charges on the Consolidated Statements of Income include interest and amortization expenses related to debt issued by nonregulated businesses. The expenses were $18.8 million in 1996, $9.9 million in 1995 and $8.0 million in 1994. The increase in 1996 is mainly due to interest on $125 million of NRG long-term debt issued in January 1996. The increase in 1995 mainly is due to the issuance of long-term debt on new affordable housing projects by Eloigne.

Income Taxes - The Consolidated Statements of Income include income taxes related to nonregulated businesses. The results are a net benefit of $16.6 million in 1996, expense of $6.1 million in 1995 and expense of $2.6 million in 1994. The decrease in 1996 mainly is due to lower income from Cenerprise, tax effects of higher nonregulated debt levels and higher income tax credits from Eloigne's affordable housing projects. The increase in 1995 mainly is due to a gain from an NRG energy contract termination, as discussed previously, somewhat offset by higher income tax credits from Eloigne's affordable housing projects. The effective tax rate for nonregulated businesses is substantially less than the U.S. federal tax rate mainly due to the tax treatment of income from unconsolidated international affiliates, and energy and affordable housing tax credits, as shown in Note 10 to the Financial Statements.

Factors Affecting Results of Operations

NSP's results of operations during 1996, 1995 and 1994 primarily were dependent upon the operations of the Company's and Wisconsin Company's utility businesses consisting of the generation, transmission, distribution and sale of electricity, and the distribution, transportation and sale of natural gas. NSP's utility revenues depend on customer usage, which varies with weather conditions, general business conditions, the state of the economy and the cost of energy services. Various regulatory agencies approve the prices for electric and gas service within their respective jurisdictions. In addition, NSP's nonregulated businesses are contributing to NSP's earnings. The historical and future trends of NSP's operating results have been and are expected to be affected by the following factors:


Proposed Merger - On April 28, 1995, the Company and WEC entered into an Agreement and Plan of Merger (Merger Agreement) that provides for a business combination of NSP and WEC in a "merger-of-equals" transaction. As a result of the mergers contemplated by the Merger Agreement, Primergy will become the holding company for the regulated operations of both the Company and the utility subsidiary of WEC. The business combination is intended to be tax-free for income tax purposes, and accounted for as a "pooling of interests." On Sept. 13, 1995, the merger plan was approved by more than 95 percent of the respective shareholders of the Company and WEC voting at their respective shareholder meetings. Under the proposed business combination, shareholders of the Company would receive 1.626 shares of Primergy common stock for each share of the Company's common stock owned at the time of the merger.

After the merger is completed, a transition to a new organization would begin. At the time that the Merger Agreement was signed, anticipated cost savings of the new organization (compared with the continued independent operation of NSP and WEC) were estimated to be approximately $2 billion over a 10-year period, net of transaction costs (about $30 million) and costs to achieve the merger savings (about $122 million). The actual realization of these savings will be dependent on numerous factors. It is anticipated that the proposed merger will allow the companies to implement a 1.5 percent reduction in electric retail rates in most of their jurisdictions effective following the receipt of the necessary approvals and closing of the merger transaction, and a four-year rate freeze thereafter for electric retail customers. In addition, the companies agreed to provide a four-year freeze in wholesale electric rates effective once the merger is completed.

After the merger, the regulated businesses of NSP and WEC would continue to operate as utility subsidiaries of Primergy, which would be a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA), as amended, and some of the Company's subsidiaries would be transferred to direct Primergy ownership. Except for certain gas distribution properties transferred to the Company, the Wisconsin Company will become part of the regulated business of WEC. Although NSP and WEC are working to avoid divestitures, the PUHCA may require the merged entity to divest certain of its gas utility and/or nonregulated operations. Also, regulatory authorities may require the use of an independent transmission system operator (ISO) or divestiture of certain transmission and/or generation assets. NSP currently cannot determine if such divestitures would be required by regulators. In addition, Wisconsin state law limits the total assets of nonutility affiliates of Primergy, which, as presently interpreted, would affect the growth of nonregulated operations.

The agreement to merge is subject to a number of conditions, including approval by applicable regulatory authorities. During 1995, NSP and WEC received a ruling from the Internal Revenue Service indicating that the proposed successive merger transactions would not prevent treatment of the business combination as a tax-free reorganization under applicable tax law if each transaction independently qualified. During 1995, NSP and WEC submitted filings to the Federal Energy Regulatory Commission (FERC), applicable state regulatory commissions and other governmental authorities seeking approval of the proposed merger to form Primergy. The goal of NSP and WEC was to complete the merger by year-end 1996. However, as discussed below, all necessary regulatory approvals were not obtained by the end of 1996 and, as a result, the merger was not completed in 1996. NSP and WEC continue to pursue regulatory approvals, without unacceptable conditions, to allow completion of the merger as soon as possible in 1997.

The FERC administrative law judge (ALJ), in the merger proceeding, issued an initial decision on Aug. 29, 1996, recommending approval of the merger application, subject to NSP and WEC meeting eight conditions. A significant part of the ALJ's initial decision discusses the design of an ISO. The ALJ's initial decision specifically rejected the need for divestiture of any generation or transmission facilities as a requirement for ensuring open and equal access to the transmission system. In October 1996, NSP and WEC filed a Unilateral Offer of Settlement (UOS) with the FERC. The UOS includes a transmission system control agreement and articles and bylaws for establishing an ISO, intended to meet the requirements of the ALJ's decision and FERC guidelines. In mid-December 1996, the FERC revised and streamlined its 30-year-old policy for evaluating public utility mergers, with the changes designed to expedite the processing of merger applications. The new policy primarily focuses on three factors in reviewing mergers: the effect on competition, rates, and state and federal regulation. For pending mergers, the policy will be applied on a case-by-case basis. NSP and WEC believe the proposed merger is consistent with the FERC's revised merger policy and are hopeful that the FERC will simultaneously rule on the UOS and the pending merger application in the first quarter of 1997.

On April 10, 1996, the Michigan Public Service Commission (MPSC) approved the merger application through a settlement agreement containing terms consistent with the merger application. On June 26, 1996, the North Dakota Public Service Commission (NDPSC) approved the merger application. These state commission approvals represent two of the four states where approval of the merger is required.

In June 1996, the Minnesota Public Utilities Commission (MPUC) issued an order that established the procedural framework for the MPUC's consideration of the merger. Contested case hearings were ordered for the issues of merger-related savings, electric rate freeze characteristics, NSP's pre-merger revenue requirements, Primergy's ability to control the transmission interface between the Mid-Continent Area Power Pool and the Wisconsin and Upper Michigan area, and the impact of control of this interface on other Minnesota utilities. Evidentiary hearings were held from Nov. 20 through Dec. 3, 1996. The Minnesota Department of Public Service has recommended a rate reduction of 2.0 percent, compared with the 1.5 percent reduction the Company proposed. In January and February 1997, administrative law judges issued their findings and recommendations in the Minnesota merger applications. Among other items, they: found that the projected merger-related cost savings were reasonable; recommended a four-year rate freeze, with very limited exceptions for rate changes; concluded that the merger would not provide Primergy with the ability or incentive to negatively impact competition; and determined the Company's pre-merger electric rates for Minnesota retail customers may exceed revenue requirements by $3.5 million, or one-fifth of one percent. The MPUC will consider the administrative law judges' recommendations along with other information when it deliberates and decides the case.

On July 24, 1996, the Public Service Commission of Wisconsin (PSCW) held a prehearing conference on the merger proceeding. At the prehearing conference, the parties agreed upon an extensive issues list and a schedule for the hearing. At its open meeting on Aug. 8, 1996, the PSCW revised the schedule and set hearings to begin Oct. 30, 1996. In October 1996, the PSCW staff filed testimony with the PSCW proposing various conditions, including potential divestiture of certain transmission, generation and gas assets and a larger reduction in electric rates than proposed by NSP and WEC. The staff recommendations differ materially from the merger terms and conditions included in the application NSP and WEC originally filed with the PSCW. In late December 1996, two legislators from Wisconsin asked the PSCW to delay decisions on all pending utility mergers until the Wisconsin Legislature rewrites the state's utility merger law. In early January 1997, the PSCW voted unanimously not to delay its decision. However, later in January, a Dane County Circuit Court judge ordered the PSCW to delay its decision on the merger, pending the results of an investigation regarding alleged prohibited conversations between one of the commissioners and WEC officials. The judge further ordered the PSCW to investigate the allegations. NSP cannot predict when the PSCW will resolve the allegations and proceed with deliberations concerning the proposed merger.

In a related matter, the PSCW in September 1996 issued an order setting minimum standards for creating an ISO that differ from NSP's and WEC's ISO proposal. This order was issued as part of a generic electric utility restructuring process the PSCW started in 1995. Although the restructuring process is separate from the merger proceedings, the order is related because the PSCW staff, in its testimony filed in the merger proceeding, as discussed above, recommended establishing an ISO that meets the standards of the PSCW's order as a condition of approving the merger. In addition, in September 1996, the PSCW submitted its ISO order to the FERC with a request that the FERC require an ISO satisfying the PSCW minimum standards as a condition of FERC approval of the NSP/WEC merger application. In October 1996, NSP and WEC filed with the PSCW, as supplemental testimony and exhibits in the merger proceeding, the same ISO proposal included with the UOS filed with the FERC, as discussed previously.

On April 5, 1996, NSP and WEC submitted the initial filing to the SEC to facilitate registration of Primergy under the PUHCA, as amended. Notification under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, was filed with the United States Department of Justice (DOJ) in December 1996. On Jan. 15, 1997, the DOJ served its second request for information and documents. NSP and WEC anticipate responding to the second request in March 1997. In October 1995, a request for transfer of nuclear operating licenses was filed with the Nuclear Regulatory Commission. Approval is expected in early 1997.

Each of the state filings included a request for deferred accounting treatment and rate recovery of amortized costs incurred in connection with the proposed merger. At Dec. 31, 1996, $25.3 million of costs associated with the proposed merger had been deferred as a component of Intangible and Other Assets. If the merger is not completed, these costs would be charged to expense.

In addition to the regulatory and other governmental approvals required to complete the proposed merger, certain NSP financial and other agreements may be construed to require that, in the case of a change in ownership (such as the proposed merger), the other party to the agreement must consent to the change or waive the requirement. Agreements with such provisions at Dec. 31, 1996, include $106 million of long-term debt and a $10 million credit line agreement, under which short-term borrowings totalled $3.7 million at Dec. 31, 1996. In January 1997, the PSCW adopted new rules establishing standards of conduct for retail natural gas utilities in Wisconsin, including the Wisconsin Company. The rules will necessitate PSCW approval of Primergy's contemplated regulated gas operating arrangements, on which a portion of the projected merger savings are based. NSP will timely seek all necessary approvals.

Under the Merger Agreement, completion of the merger is subject to numerous conditions, that, unless waived by the affected party, must be met, including but not limited to: the prior receipt of all necessary regulatory approvals without the imposition of materially adverse terms; the accuracy of each party's representations and warranties in the Merger Agreement, other than representations and warranties whose inaccuracy does not result in a material adverse effect on the business, assets, financial condition, results of operations or prospects of such party and its subsidiaries taken as a whole; and no such material adverse effect having occurred, or being reasonably likely to occur, with respect to either party. In addition, both WEC and NSP have the right to terminate the Merger Agreement under certain circumstances, including without limiting the foregoing, the inability to fulfill all conditions to the closing of the merger at April 30, 1997 (other than receipt of all regulatory approvals without any materially adverse terms), or the failure to receive all regulatory approvals without any materially adverse terms by Oct. 31, 1997. NSP continues to work with WEC to complete the merger. However, since numerous conditions are beyond its control, NSP cannot state whether all necessary conditions for completion of the merger will occur.

Regulation - NSP's utility rates are approved by the FERC, the MPUC, the NDPSC, the PSCW, the MPSC and the South Dakota Public Utilities Commission. Rates are designed to recover plant investment and operating costs and an allowed return on investment, using an annual period upon which rate case filings are based. NSP requests changes in rates for utility services as needed through filings with the governing commissions. The rates charged to retail customers in Wisconsin are reviewed and adjusted biennially. Because comprehensive rate changes are not requested annually in Minnesota, NSP's primary jurisdiction, changes in operating costs can affect NSP's earnings, shareholders' equity and other financial results. Except for Wisconsin electric operations, NSP's retail rate schedules provide for cost-of-energy and resource adjustments to billings and revenues for changes in the cost of fuel for electric generation, purchased energy, purchased gas, and in Minnesota, conservation and energy management program costs. For Wisconsin electric operations, where cost-of-energy adjustment clauses are not used, the biennial retail rate review process and an interim fuel cost hearing process provide the opportunity for rate recovery of changes in electric fuel and purchased energy costs in lieu of a cost-of-energy adjustment clause. In addition to changes in operating costs, other factors affecting rate filings are sales growth, conservation and demand-side management efforts and the cost of capital.

As discussed in Note 1 to the Financial Statements, regulated public utilities are allowed to record as assets certain costs that would be expensed by nonregulated enterprises, and to record as liabilities certain gains that would be recognized as income by nonregulated enterprises. If deregulation or other changes in the regulatory environment occur, NSP may no longer be eligible to apply this accounting treatment and may be required to eliminate such regulatory assets and liabilities from its balance sheet. Such changes could have a material adverse effect on NSP's results of operations in the period the write-off is recorded. At Dec. 31, 1996, NSP reported on its balance sheet approximately $217 million and $162 million of regulatory assets and liabilities, respectively, that would need to be recognized in the income statement in the absence of regulation. Included in these regulatory assets are $96 million of conservation expenditures that are anticipated to be substantially recovered by the year 2000 based on accelerated recovery available through resource adjustment clauses to customer rates, as discussed previously. In addition to potential write-off of regulatory assets and liabilities, deregulation and competition (as discussed below) may require recognition of certain "stranded costs" not recoverable under market pricing. NSP currently is recovering its costs in all regulated jurisdictions and does not expect to write off to expense any "stranded costs" unless and until market price levels change, or unless cost levels increase above market price levels.

Competition - The Energy Policy Act of 1992 (the Act) is a catalyst for comprehensive and significant changes in the operation of electric utilities, including increased competition. The Act's reform of the PUHCA promotes creation of wholesale nonutility power generators and authorizes the FERC to require utilities to provide wholesale transmission services to third parties. The legislation allows utilities and nonregulated companies to build, own and operate power plants nationally and internationally without being subject to restrictions that previously applied to utilities under the PUHCA. Management believes this legislation will promote the continued trend of increased competition in the electric energy markets. NSP plans to continue its efforts to be a competitively priced supplier of electricity and an active participant in the competitive market for electricity.

In April 1996, the FERC issued two final rules, Order Nos. 888 and 889, which may have a significant impact on wholesale markets. Order No. 888, which was preceded by a Notice of Proposed Rulemaking referred to as the Mega-NOPR, concerns rules on nondiscriminatory open access transmission service to promote wholesale competition. Order No. 889 requires public utilities to implement standards of conduct and use an online information system. These new open access rules are effective for 1996 and 1997. NSP has made transmission filings with the FERC and believes it is taking the proper steps to comply with the new rules as they become effective. NSP continues to be generally supportive of the FERC's efforts to increase competition.

The FERC's Order No. 888 requires utilities to offer a transmission tariff that includes network transmission service (NTS) to qualifying network transmission customers. NTS allows transmission service customers to fully integrate load and resources on an instantaneous basis, in a manner similar to NSP's historical integration of its native load and resources. Customers can elect to participate in the cost-sharing network by requesting NTS service from NSP. Under NTS, NSP and participating customers share the total annual transmission cost for their combined joint-use systems, net of related transmission revenues, based upon each company's share of the total network load. The expected annual expense increase to NSP, net of cost-sharing revenues, as a result of offering NTS is estimated to be approximately $27 million for 1997. In 1996, NSP incurred $3 million of NTS costs.

Many states are considering proposals to increase competition in the supply of electricity. NSP believes the transition to a more competitive electric industry will be beneficial for all consumers. It is likely that retail competition will provide more innovative services and lower prices. NSP supports an orderly transition to an open, fair and efficient competitive energy market for all customers and suppliers. Like many other states, regulators in Minnesota and Wisconsin (NSP's primary jurisdictions) are currently considering plans to restructure the electric utility industry to promote open and fair competition for retail customers in their states. NSP believes that, under such restructuring plans, utilities should retain direct operational responsibility of their transmission and distribution systems, and that utilities should be permitted to recover the cost of their investments made under traditional regulation, including any "stranded costs." The PSCW has voted to adopt a restructuring plan that phases in retail wheeling by 2001. The MPUC has not yet approved a timetable or action plan for retail electric industry restructuring. NSP supports industry restructuring in Minnesota, as long as all energy suppliers are treated equally. The timing of regulatory actions regarding restructuring and their impact on NSP cannot be predicted at this time and may be significant.

Wholesale Customers - The trend of increased electric supply competition, as previously discussed, has resulted in significant changes in contract negotiations with wholesale customers. Because the market is becoming more competitive, rate discounts and negotiated rates are being offered to satisfy existing wholesale customers and to attract potential new wholesale customers. In the past several years, these customers have begun to evaluate a variety of energy sources to provide their electric supply. Revenues from sales of electricity to municipal customers totaled approximately $29 million in 1996, $44 million in 1995 and $57 million in 1994. In 1992, nine of the Company's municipal wholesale electric customers notified the Company of their intent to terminate their power supply agreements with the Company, effective July 1995 or July 1996. NSP has been able to partially offset the effects of lost revenues from these municipal customers by providing transmission services to them. In addition, NSP has renewed or extended contracts with its remaining
19 municipal customers with terms expiring in the years 1999 through 2005. NSP has other new or extended contracts with various wholesale customers and is pursuing extensions of existing wholesale contracts and submitting proposals to potential new wholesale customers to gain new contracts.

Used Nuclear Fuel Storage and Disposal - In 1994, NSP received legislative authorization from the state of Minnesota for the use of 17 casks for spent fuel storage at the Company's Prairie Island nuclear generating facility. Under the current authorization, NSP will have sufficient storage capacity to operate the nuclear generating facility until 2003. The first five casks were authorized in 1994. As a condition of this authorization, the Minnesota Legislature established several resource commitments for the Company, including wind and biomass generation sources, as well as other requirements. The Company has taken steps to fulfill these requirements and has been authorized by the Minnesota Environmental Quality Board (MEQB) to load casks six through nine. The MEQB authorized casks six through nine, but terminated an alternative siting process, which was one of the legislative requirements. In October 1996, the Prairie Island Dakota Indian Tribe filed suit with the Minnesota Court of Appeals challenging the actions of the MEQB. The Company loaded casks six and seven in January 1997.

In addition, the Company and other utilities were successful in a lawsuit against the U.S. Department of Energy (DOE) to compel it to fulfill its statutory and contractual obligations to store and dispose of used nuclear fuel as required by the Nuclear Waste Policy Act of 1982. On Jan. 31, 1997, the Company, along with more than 30 other electric utilities and 45 state agencies, filed another lawsuit against the DOE requesting authority to withhold payments to the DOE for the permanent disposal program. However, it is still unknown when the DOE actually will begin accepting used fuel. Consequently, the Company continues to rely on interim on-site storage facilities for the time being. Also, the Company is part of a consortium to establish a private facility for interim storage of used nuclear fuel, the availability of which is uncertain at this time. (See Notes 13 and 14 to the Financial Statements for more information.)

Computer Software Changes for the Year 2000 - Like many other companies, NSP expects to incur significant software development costs to modify existing computer programs for the year 2000 and beyond. Assuming NSP's proposed merger with WEC is completed, the preliminary estimate of NSP's portion of the operating expenses to be spent on this project, primarily in 1997 and 1998, is expected to range from $20 million to $25 million. The Company is seeking regulatory approval to defer and amortize these costs over the four-year rate freeze proposed as part of the merger application in Minnesota. If the merger is not completed, the amount of additional development costs necessary to prepare for the year 2000 is estimated to be approximately $10 million.

Environmental Matters - NSP incurs several types of environmental costs, including nuclear plant decommissioning, storage and ultimate disposal of used nuclear fuel, disposal of hazardous materials and wastes, remediation of contaminated sites and monitoring of discharges into the environment. Because of the continuing trend toward greater environmental awareness and increasingly stringent regulation, NSP has been experiencing a trend toward increasing environmental costs. This trend has caused, and may continue to cause, slightly higher operating expenses and capital expenditures for environmental compliance. In addition to nuclear decommissioning and used nuclear fuel disposal expenses (as discussed in Note 13 to the Financial Statements), costs charged to NSP's operating expenses for environmental monitoring and disposal of hazardous materials and wastes were approximately $31 million in 1996, $26 million in 1995 and $31 million in 1994, and are expected to increase to an average annual amount of approximately $33 million for the five-year period 1997-2001. However, the precise timing and amount of environmental costs, including those for site remediation and disposal of hazardous materials, are currently unknown. In each of the years 1996, 1995 and 1994, the Company spent about $10 million, $13 million and $17 million, respectively, for capital expenditures on environmental improvements at its utility facilities. In 1997, the Company expects to incur approximately $14 million in capital expenditures for compliance with environmental regulations and approximately $123 million for the five-year period 1997-2001. These capital expenditure amounts include the costs of constructing used nuclear fuel storage casks. (See Notes 13 and 14 to the Financial Statements for further discussion of these and other environmental contingencies that could affect NSP.)

Weather - NSP's earnings can be significantly affected by unusual weather. In 1996, colder-than-normal weather during the heating season increased earnings over a normal year by an estimated 16 cents per share. In 1995, unusual weather, mainly a hot summer, increased earnings over a normal year by an estimated 21 cents per share. In 1994, mild weather, mainly a cool summer, reduced earnings from a normal year by an estimated 13 cents per share. The effect of weather is considered part of NSP's ongoing business operations.

Impact of Nonregulated Investments - A significant portion of NSP's earnings comes from nonregulated operations, as shown on page 54. NSP expects to continue investing significant amounts in nonregulated projects, including domestic and international power production projects through NRG, as described under Future Financing Requirements. The nonregulated projects in which NRG has invested carry a higher level of risk than NSP's traditional utility businesses. Current investments in nonregulated projects are subject to competition, operating risks, dependence on certain suppliers and customers, and domestic and foreign environmental and energy regulations. Nonregulated project investments also may be subject to partnership and government actions and foreign government, political, economic and currency risks. Future nonregulated projects will be subject to development risks, including uncertainties prior to final legal closing, in addition to some or all of the previously identified risks. Most of NRG's current project investments consist of minority interests, and a substantial portion of future investments may take the form of minority interests, which limits NRG's ability to control the development or operation of the projects. In addition, significant expenses may be incurred for projects pursued by NRG that do not materialize. The aggregate effect of these factors creates the potential for more volatility in the nonregulated component of NSP's earnings. Accordingly, the historical operating results of NSP's nonregulated businesses may not necessarily be indicative of future operating results.

Accounting Changes - The Financial Accounting Standards Board (FASB) has proposed new accounting standards that may go into effect as soon as 1998. The standards would require the full accrual of nuclear plant decommissioning and certain other site exit obligations. Material adjustments to NSP's balance sheet could occur under the FASB's proposal. However, the effects of regulation are expected to minimize or eliminate any impact on operating expenses and earnings from this future accounting change. (For further discussion of the expected impact of this change, see Note 13 to the Financial Statements.)

Use of Derivatives - Through its nonregulated subsidiaries, NSP uses derivative financial instruments to hedge the risks of fluctuations in foreign currency exchange rates and natural gas prices. Also, to hedge the interest rate risk associated with fixed rate debt in a declining interest rate environment, NSP uses interest rate swap agreements to convert fixed rate debt to variable rate debt. (See Notes 1 and 11 to the Financial Statements for further discussion of NSP's financial instruments and derivatives.)

Union Agreements - Approximately 43 percent of NSP's benefit employees are represented by five local labor unions under a collective-bargaining agreement, which expired Dec. 31, 1996, but was extended to April 30, 1997. Management and union representatives have reached a tentative agreement on the terms of a new three-year collective-bargaining agreement, subject to approval by the union membership. NSP is not able to predict the outcome at this time.

Non-Recurring Items - NSP's earnings for 1995 include two significant unusual or infrequently occurring items. As discussed in the Nonregulated Business Results section, NRG recognized a pretax gain of approximately $30 million (26 cents per share) from a power sales contract termination settlement. Partially offsetting this gain was an asset impairment write-down of $5 million before taxes (4 cents per share) for a nonregulated domestic energy project.

NSP's 1994 earnings also included several significant unusual or infrequently occurring items. Although their net effect was an earnings increase of only
1 cent per share, individually significant non-recurring items included a $9.7 million gain on termination of a nonregulated cogeneration contract, interest income from the settlement of a federal income tax dispute, a $9.4 million charge for pre-1994 postemployment costs associated with adopting FASB Statement No. 112 and $5 million in asset impairment write-downs for certain nonregulated energy projects.

Inflation - Inflation at its current level is not expected to materially affect NSP's prices to customers or returns to shareholders.

LIQUIDITY AND CAPITAL RESOURCES

1996 Financing Requirements - NSP's need for capital funds primarily is related to the construction of plant and equipment to meet the needs of electric and gas utility customers and to fund equity commitments or other investments in nonregulated businesses. Total NSP utility capital expenditures (including AFC) were $387 million in 1996. Of that amount, $324 million related to replacements and improvements of NSP's electric system and nuclear fuel, and $42 million involved construction of natural gas distribution facilities. NSP companies invested approximately $180 million in 1996 for equity interests in nonregulated projects and for additions to nonregulated property. NRG primarily invested in a new domestic project and a new international project, both of which are listed in Note 2 to the Financial Statements. Eloigne invested in affordable housing projects, including wholly owned properties and limited partnership ventures.

1996 Financing Activity - During 1996, NSP's primary sources of capital included internally generated funds, long-term debt, short-term debt and common stock issuances, as discussed below. The allocation of financing requirements between these capital resources is based on the relative cost of each resource, regulatory restrictions and the constraints of NSP's long-range capital structure objectives. During 1996, NSP continued to meet its long-range regulated capital structure objective of 45-50 percent common equity and 42-50 percent debt.

Funds generated internally from operating cash flows in 1996 remained sufficient to meet working capital needs, debt service, dividend payout requirements and nonregulated investment commitments, as well as to fund a significant portion of construction expenditures. The pretax interest coverage ratio, excluding AFC, was 3.7 in 1996, 3.8 in 1995 and 3.9 in 1994. These ratios met NSP's objective range of 3.5-5.0 for interest coverage. Internally generated funds could have provided financing for 75 percent of NSP's total capital expenditures for 1996 and 75 percent of the $2.0 billion in capital expenditures incurred for the five-year period 1992-1996.

NSP had approximately $368 million in short-term borrowings outstanding as of Dec. 31, 1996. Throughout 1996, NSP used short-term borrowings to finance temporarily a portion of utility capital expenditures and provide for other NSP cash needs.

In the utility businesses, the Wisconsin Company issued $65 million of first mortgage bonds and $18.6 million of resource recovery revenue bonds during 1996 to refinance higher-cost debt issues and reduce short-term debt levels. Viking also issued $5.4 million in long-term debt during 1996 to finance a construction project.

NSP's 1996 equity investments in nonregulated projects primarily were financed through internally generated funds and the issuance of debt by nonregulated subsidiaries. NRG issued $125 million of 7.625 percent unsecured Senior Notes in 1996 to support equity requirements for projects currently under way and in development. The Senior Notes were assigned ratings of BBB- by S&P and Baa3 by Moody's. In addition, Eloigne issued approximately $5 million of nonregulated long-term debt to finance affordable housing project investments. Project financing requirements, in excess of equity contributions from investors, were satisfied with project debt and loans from NSP's nonregulated businesses (mainly NRG). Project debt associated with many of NSP's nonregulated investments is not reflected in NSP's balance sheet because the equity method of accounting is used for such investments. (See Note 2 to the Financial Statements.) Long-term loans made to nonregulated projects are reflected separately on the balance sheet as Notes Receivable from Nonregulated Projects.

During 1996, the Company issued new shares of common stock under various stock plans, including 587,055 new shares under the Dividend Reinvestment and Stock Purchase Plan (DRSPP), 182,828 new shares under the Employee Stock Ownership Plan (ESOP) and 118,304 new shares under the Executive Long-Term Incentive Award Stock Plan.

Future Financing Requirements - Utility financing requirements for 1997-2001 may be affected in varying degrees by numerous factors, including load growth, changes in capital expenditure levels, rate changes allowed by regulatory agencies, new legislation, market entry of competing electric power generators, changes in environmental regulations and other regulatory requirements. NSP currently estimates that its utility capital expenditures will be $420 million in 1997 and $2.0 billion for the five-year period 1997-2001. Of the 1997 amount, approximately $330 million is scheduled for electric utility facilities and approximately $70 million for natural gas facilities, including Viking. In addition to utility capital expenditures, expected financing requirements for the five-year period 1997-2001 include approximately $632 million to retire long-term debt and fund principal maturities.

Through its subsidiaries, NSP expects to invest significant amounts in nonregulated projects in the future. Financing requirements for nonregulated project investments will vary depending on the success, timing and level of involvement in projects currently under consideration. NSP's potential capital requirements for nonregulated projects and property are estimated to be approximately $310 million in 1997 and approximately $940 million for the five-year period 1997-2001. These amounts include commitments for NRG investments, as discussed in Note 14 to the Financial Statements, and Eloigne investments of up to $13 million annually in 1997-2001 for affordable housing projects. Eloigne expects to finance approximately 30 percent of these investments in affordable housing projects with equity and approximately 70 percent with long-term debt. In addition to the estimated potential investments in nonregulated projects as disclosed above, NSP continues to evaluate opportunities to enhance shareholder returns and achieve long-term financial objectives through investments in projects or acquisitions of existing businesses. These investments could cause significant changes to the capital requirement estimates for nonregulated projects and property. Long-term nonregulated financing may be required for such investments.

The Company also will have future financing requirements for the portion of nuclear plant decommissioning costs not funded externally. Based on the most recent decommissioning study approved by regulators, these amounts are anticipated to be approximately $363 million, and are expected to be paid during the years 2010 to 2022.

Future Sources of Financing - NSP expects to obtain external capital for future financing requirements by periodically issuing long-term debt, short-term debt, common stock and preferred stock as needed to maintain desired capitalization ratios. Over the long-term, NSP's equity investments in nonregulated projects are expected to be financed through internally generated funds or the Company's issuance of common stock. Financing requirements for the nonregulated projects, in excess of equity contributions from project investors, are expected to be fulfilled through project or subsidiary debt. Decommissioning expenses not funded by an external trust are expected to be financed through a combination of internally generated funds, long-term debt and common stock. The extent of external financing to be required for nuclear decommissioning costs, as discussed above, is unknown at this time.

NSP's ability to finance its utility construction program at a reasonable cost and to provide for other capital needs depends on its ability to meet investors' return expectations. Financing flexibility is enhanced by providing working capital needs and a high percentage of total capital requirements from internal sources, and having the ability to issue long-term securities and obtain short-term credit. NSP expects to maintain adequate access to securities markets in 1997. Access to securities markets at a reasonable cost is determined in large part by credit quality. The Company's first mortgage bonds are rated AA- by Standard & Poor's Corporation, A1 by Moody's Investors Service, Inc. (Moody's), AA- by Duff & Phelps, Inc., and AA by Fitch Investors Service, Inc. Ratings for the Wisconsin Company's first mortgage bonds are generally comparable. These ratings reflect the views of such organizations, and an explanation of the significance of these ratings may be obtained from each agency. Moody's has rated the Company's first mortgage bond ratings A1, based on its interpretation of provisions of a Minnesota law enacted in 1994 for used nuclear fuel storage at the Prairie Island generating plant, as discussed in Notes 13 and 14 to the Financial Statements. No other rating agencies changed their ratings of NSP's bonds as a result of this legislation.

The Company's and the Wisconsin Company's first mortgage indentures limit the amount of first mortgage bonds that may be issued. The MPUC and the PSCW have jurisdiction over securities issuance. At Dec. 31, 1996, with an assumed interest rate of 7.5 percent, the Company could have issued about $2.4 billion of additional first mortgage bonds under its indenture, and the Wisconsin Company could have issued about $333 million of additional first mortgage bonds under its indenture.

The Company filed a shelf registration for first mortgage bonds with the SEC in October 1995. Depending on capital market conditions, the Company expects to issue the $300 million of registered, but unissued, bonds over the next several years to raise additional capital or redeem outstanding securities. NSP also filed a shelf registration for $200 million in grantor trust-originated preferred securities in December 1996. In January 1997, the Company issued $200 million of 7.875 percent grantor trust preferred securities. The proceeds were used to redeem $40 million of preferred stock and reduce short-term debt levels. Financing costs paid to holders of the trust-originated preferred securities will be included in expenses in arriving at net income.

The Company's Board of Directors has approved short-term borrowing levels up to 10 percent of capitalization. The Company has received regulatory approval for up to $474 million in short-term borrowing levels and plans to keep its credit lines at or above its average level of commercial paper borrowings. Commercial banks presently provide credit lines of approximately $300 million to the Company and an additional $75 million to subsidiaries of the Company. NRG currently is in the process of negotiating a $100 million unsecured revolving bank credit facility. NSP credit lines make short-term financing available in the form of bank loans, letters of credit and support for commercial paper for utility operations.

The Company's Articles of Incorporation authorize the maximum amount of preferred stock that may be issued. Under these provisions, the Company could have issued all $460 million of its remaining authorized, but unissued, preferred stock at Dec. 31, 1996, and remained in compliance with all interest and dividend coverage requirements.

The Company's Articles of Incorporation authorize an additional 90.9 million shares of common stock in excess of shares issued at Dec. 31, 1996. In January 1996, the Company filed a registration statement with the SEC to provide for the sale of up to 1.6 million additional shares of new common stock under the Company's DRSPP and Executive Long-Term Incentive Award Stock Plan. The Company may issue new shares or purchase shares on the open market for its stock-based plans. (See Note 4 to the Financial Statements for discussion of stock awards outstanding.) The Company plans to issue market shares for its DRSPP, ESOP and Executive Long-Term Incentive Award Stock plans in 1997. Depending on the timing of approvals and outcome of NSP's proposed merger with WEC, a general stock offering of up to $200 million may occur in 1997. Also, other offerings may be necessary over the next several years to fund significant equity investments in nonregulated projects should they occur.

Internally generated funds from utility operations are expected to equal approximately 95 percent of anticipated utility capital expenditures for 1997 and approximately 95 percent of the $2.0 billion in anticipated utility capital expenditures for the five-year period 1997-2001. Internally generated funds from all operations are expected to equal approximately 60 percent and 80 percent of the anticipated total capital requirements for 1997 and the five-year period 1997-2001, respectively. Because NSP has generally been reinvesting foreign cash flows in operations outside the United States, the equity income from foreign investments is not fully available to provide operating cash flows for domestic cash requirements such as payment of NSP dividends, domestic capital expenditures and domestic debt service. Through NRG, NSP is establishing a diverse portfolio of foreign energy projects with varying levels of cash flows, income and foreign taxation to allow maximum flexibility of foreign cash flows in the future.

The Merger Agreement, as previously discussed, provides for restrictions on certain transactions by both the Company and WEC, including the issuance of debt and equity securities prior to completion of the merger. While the Company currently plans to comply with these restrictions, circumstances may arise to make such transactions necessary. Under such circumstances, the Company and WEC would need to mutually agree to amend the Merger Agreement.




     See Item 14(a)-1 in Part IV for index of financial statements included herein.

     See Note 16 of Notes to Financial Statements for summarized quarterly financial data.




REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of Northern States Power Company:

In our opinion, the accompanying consolidated balance sheets and statements of capitalization and the related consolidated statements of income, of common stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Northern States Power Company, a Minnesota corporation, and its subsidiaries at Dec. 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. The consolidated financial statements of the Company and its subsidiaries for the year ended Dec. 31, 1994 were audited by other independent accountants whose report dated Feb. 8, 1995 expressed an unqualified opinion on those statements.

/s/

PRICE WATERHOUSE LLP
Minneapolis, Minnesota
Feb. 3, 1997



INDEPENDENT AUDITORS' REPORT

To the Shareholders of Northern States Power Company:

We have audited the accompanying consolidated statements of income, changes in common stockholders' equity, and cash flows of Northern States Power Company (Minnesota) and its subsidiaries (the Companies) for the year ended December 31, 1994, listed in the accompanying table of contents in Item 14(a)1. These consolidated financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Companies for the year ended December 31, 1994, in conformity with generally accepted accounting principles.

/s/

DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 8, 1995

Consolidated Statements of Income

                                                     Year Ended Dec. 31

(Thousands of dollars,
 except per share data)                   1996          1995           1994

Utility Operating Revenues
  Electric                          $2 127 413    $2 142 770     $2 066 644
  Gas                                  526 793       425 814        419 903
      Total                          2 654 206     2 568 584      2 486 547

Utility Operating Expenses
  Fuel for electric
   generation                          301 201       325 652        321 126
  Purchased and interchange
   power                               240 066       244 593        249 754
  Cost of gas purchased and
   transported                         335 453       256 758        263 905
  Other operation                      336 506       321 121        316 479
  Maintenance                          155 830       158 203        170 145
  Administrative and general           148 656       186 147        187 996
  Conservation and energy
   management                           69 784        53 466         31 231
  Depreciation and amortization        306 432       290 184        273 801
  Property and general taxes           232 824       239 433        234 564
  Income taxes                         161 410       147 148        129 228
    Total                            2 288 162     2 222 705      2 178 229

Utility Operating Income               366 044       345 879        308 318

Other Income (Expense)
  Equity in earnings of
   unconsolidated affiliates:
    Earnings from operations            31 025        29 217         32 024
    Gain from contract
     termination                                      29 850          9 685
  Allowance for funds used
   during construction---equity          7 595         6 794          4 548
  Other income
   (deductions)---net                  (14 026)       (7 975)        (3 686)
  Income taxes on nonregulated
   operations and nonoperating
   items                                14 600        (5 080)          (199)
    Total                               39 194        52 806         42 372

Income Before Interest
 Charges                               405 238       398 685        350 690

Interest Charges
  Interest on utility
   long-term debt                      101 177       103 298         89 553
  Other utility interest
   and amortization                     21 950        20 151         17 555
  Nonregulated interest
   and amortization                     18 834         9 879          7 975
  Allowance for funds used
   during construction---debt          (11 262)      (10 438)        (7 868)
    Total                              130 699       122 890        107 215

Net Income                             274 539       275 795        243 475
Preferred Stock Dividends               12 245        12 449         12 364
Earnings Available
  for Common Stock                    $262 294      $263 346       $231 111

Average Number of Common and
  Equivalent Shares
  Outstanding (000's)                   68 679        67 416         66 845

Earnings Per Average
 Common Share                            $3.82         $3.91          $3.46

Common Dividends
  Declared per Share                    $2.745        $2.685         $2.625


See Notes to Financial Statements

Consolidated Statements of Cash Flows

                                                   Year Ended Dec. 31

(Thousands of dollars)                    1996          1995           1994

Cash Flows from Operating
 Activities:
  Net income                          $274 539      $275 795       $243 475
  Adjustments to reconcile
   net income to cash from
   operating activities:
    Depreciation and
     amortization                      335 605       322 296        304 583
    Nuclear fuel amortization           45 774        49 778         45 553
    Deferred income taxes              (30 561)      (11 076)        (6 101)
    Deferred investment tax
     credits recognized                 (9 352)       (9 117)        (9 501)
    Allowance for funds used
     during construction
     ---equity                          (7 595)       (6 794)        (4 548)
    Undistributed equity in
     earnings of unconsolidated
     affiliate operations              (25 976)      (24 305)       (23 588)
    Undistributed equity in
     gain from nonregulated
     contract termination                            (17 565)
    Cash used for changes in
     certain working capital
     items (see below)                 (58 634)         (791)        (8 627)
    Conservation program
     expenditures---net of
     amortization                       (2 854)      (21 668)       (29 963)
    Cash provided by (used for)
     changes in other assets
     and liabilities                    23 518        17 234         (1 042)

Net Cash Provided by
 Operating Activities                  544 464       573 787        510 241

Cash Flows from Investing
 Activities:
  Capital expenditures:
     Utility plant additions
      (including nuclear fuel)        (386 655)     (386 022)      (387 026)
     Additions to nonregulated
      property                         (25 807)      (14 984)       (22 260)
  Increase (decrease) in
   construction payables                (3 716)      (12 588)        11 668
  Allowance for funds used
   during construction---equity          7 595         6 794          4 548
  Investment in external
   decommissioning fund                (40 497)      (33 196)       (42 677)
  Equity investments, loans
   and deposits for
   nonregulated projects              (299 173)      (55 884)      (133 348)
  Collection of loans made
   to nonregulated projects            116 126         1 766            459
  Other investments---net              (15 873)         (998)          (488)

Net Cash Used for
 Investing Activities                 (648 000)     (495 112)      (569 124)

Cash Flows from
 Financing Activities:
  Change in short-term
   debt---net issuances
   (repayments)                        152 173       (22 245)       132 239
  Proceeds from issuance
   of long-term debt                   197 824       277 174        367 184
  Loan to ESOP                                       (15 000)
  Repayment of long-term
   debt, including
   reacquisition premiums              (67 628)     (195 683)      (272 097)
  Proceeds from issuance
   of common stock                      41 725        56 185          1 368
  Dividends paid                      (198 234)     (191 367)      (186 568)

Net Cash Provided by
 (Used for) Financing
 Activities                            125 860       (90 936)        42 126

Net Increase (Decrease) in
 Cash and Cash Equivalents              22 324       (12 261)       (16 757)
Cash and Cash Equivalents
 at Beginning of Period                 28 794        41 055         57 812
Cash and Cash Equivalents
 at End of Period                      $51 118       $28 794        $41 055

Cash Provided by (Used for)
 Changes in Certain Working
 Capital Items:
  Customer accounts receivable
   and unbilled utility
   revenues                           $(41 495)     $(66 311)       $14 708
  Materials and supplies
   inventories                          (9 891)       14 290        (13 462)
  Payables and accrued
   liabilities (excluding
   construction payables)                1 179        53 141         32 550
  Customer rate refunds                               (1 825)       (10 410)
  Other                                 (8 427)          (86)       (32 013)

    Net                               $(58 634)        $(791)       $(8 627)

Supplemental Disclosures of
 Cash Flow Information:
  Cash paid during the year for:
    Interest (net of amount
     capitalized)                     $121 697      $113 705       $106 867
    Income taxes (net of
     refunds received)                $165 146      $131 452       $170 474


See Notes to Financial Statements

Consolidated Balance Sheets

                                                                Dec. 31
(Thousands of dollars)                                  1996           1995

Assets
Utility Plant
  Electric---including construction
   work in progress: 1996, $132,705;
   1995, $137,662                                 $6 766 896     $6 553 383
  Gas                                                750 449        710 035
  Other                                              331 441        299 585
      Total                                        7 848 786      7 563 003
    Accumulated provision
     for depreciation                             (3 611 244)    (3 343 760)
  Nuclear fuel---including
   amounts in process: 1996,
   $6,916; 1995, $34,235                             892 484        843 919
    Accumulated provision
     for amortization                               (792 146)      (752 821)
        Net utility plant                          4 337 880      4 310 341
Current Assets
  Cash and cash equivalents                           51 118         28 794
  Customer accounts receivable---
   net of accumulated provision
    for uncollectible accounts:
    1996, $10,195; 1995, $4,338                      288 330        281 584
  Unbilled utility revenues                          147 366        112 650
  Other receivables                                   83 324         78 993
  Materials and supplies
   inventories---at average cost
    Fuel                                              45 013         43 941
    Other                                            109 425        100 607
  Prepayments and other                               72 647         57 894
      Total current assets                           797 223        704 463
Other Assets
  Equity investments in
   nonregulated projects and
   other investments                                 451 223        289 495
  Regulatory assets                                  354 128        374 212
  External decommissioning
   fund investments                                  260 756        203 625
  Nonregulated property---net of
   accumulated depreciation:
    1996, $93,320; 1995,
    $83,724                                          192 790        177 598
  Notes receivable from
   nonregulated projects                              75 811         14 560
  Other long-term receivables                         63 684         68 505
  Intangible and other assets                        103 405         85 786
       Total other assets                          1 501 797      1 213 781
      Total                                       $6 636 900     $6 228 585

Liabilities and Equity
Capitalization
  Common stockholders' equity                     $2 135 880     $2 027 391
  Preferred stockholders'
   equity                                            240 469        240 469
  Long-term debt                                   1 592 568      1 542 286
      Total capitalization                         3 968 917      3 810 146
Current Liabilities
  Long-term debt due within
   one year                                          119 618         25 760
  Other long-term debt potentially
   due within one year                               141 600        141 600
  Short-term debt---primarily
   commercial paper                                  368 367        216 194
  Accounts payable                                   236 341        246 051
  Taxes accrued                                      204 348        202 777
  Interest accrued                                    34 722         31 806
  Dividends payable on common
   and preferred stocks                               50 409         48 875
  Accrued payroll, vacation
   and other                                          80 995         78 310
      Total current liabilities                    1 236 400        991 373
Other Liabilities
  Deferred income taxes                              804 342        841 153
  Deferred investment
   tax credits                                       149 606        161 513
  Regulatory liabilities                             302 647        242 787
  Pension and other benefit
   obligations                                       114 312        115 797
  Other long-term obligations
   and deferred income                                60 676         65 816
      Total other liabilities                      1 431 583      1 427 066

Commitments and Contingent
 Liabilities (See Notes 13 and 14)
      Total                                       $6 636 900     $6 228 585

See Notes to Financial Statements


Consolidated Statements of Common Stockholders' Equity

                                                                                                Cumulative
                                                                                                  Currency
                         Number of                                    Retained   Shares Held   Translation
(Dollar amounts        Shares Issued     Par Value       Premium      Earnings       by ESOP   Adjustments
 in thousands)

Balance at
 Dec. 31, 1993            66 879 577      $167 199      $543 770    $1 127 372      $(10 887)
Net income                                                             243 475
Dividends declared:
  Cumulative preferred
   stock                                                               (12 364)
  Common stock                                                        (175 292)
Issuances of common
 stock - net                  42 567           106         1 262
Tax benefit from
 stock options exercised                                     843
Repayment of ESOP loan*                                                                7 897
Currency translation adjustments                                                                    $3 586
Balance at
 Dec. 31, 1994            66 922 144      $167 305      $545 875    $1 183 191       $(2 990)       $3 586
Net income                                                             275 795
Dividends declared:
  Cumulative preferred stock                                           (12 450)
  Common stock                                                        (180 510)
Issuances of common
 stock - net               1 253 790         3 135        53 050
Tax benefit from
 stock options exercised                                     169
Loan to ESOP to purchase shares                                                      (15 000)
Repayment of ESOP loan*                                                                7 333
Currency translation adjustments                                                                    (1 098)
Balance at
 Dec. 31, 1995            68 175 934      $170 440      $599 094    $1 266 026      $(10 657)       $2 488
Net income                                                             274 539
Dividends declared:
  Cumulative preferred stock                                           (12 245)
  Common stock                                                        (187 521)
Issuances of common
 stock - net                 887 778         2 219        39 256
Tax benefit from
 stock options exercised                                     369
Loan to ESOP to purchase shares*                                                     (15 000)
Repayment of ESOP loan*                                                                6 566
Currency translation adjustments                                                                       306
Balance at Dec. 31, 1996  69 063 712      $172 659      $638 719    $1 340 799      $(19 091)       $2 794


*Did not affect NSP cash flows


See Notes to Financial Statements

Consolidated Statements of Capitalization

                                                    Dec. 31
(Thousands of dollars)                        1996          1995

Common Stockholders' Equity
  Common stock---authorized
   160,000,000 shares of
   $2.50 par value; issued
   shares:  1996, 69,063,712;
   1995, 68,175,934                       $172 659      $170 440
  Premium on common stock                  638 719       599 094
  Retained earnings                      1 340 799     1 266 026
  Leveraged common stock held
   by Employee Stock Ownership
   Plan (ESOP)---shares at cost:
   1996, 381,313; 1995, 229,154            (19 091)      (10 657)
  Currency translation
   adjustments---net                         2 794         2 488
       Total common stockholders'
        equity                          $2 135 880    $2 027 391

Cumulative Preferred Stock---authorized
 7,000,000 shares of $100 par value;
 outstanding shares:  1996 and 1995,
 2,400,000
  Minnesota Company
    $3.60 series, 275,000 shares           $27 500       $27 500
     4.08 series, 150,000 shares            15 000        15 000
     4.10 series, 175,000 shares            17 500        17 500
     4.11 series, 200,000 shares            20 000        20 000
     4.16 series, 100,000 shares            10 000        10 000
     4.56 series, 150,000 shares            15 000        15 000
     6.80 series, 200,000 shares            20 000        20 000
     7.00 series, 200,000 shares            20 000        20 000
     Variable Rate series A,
      300,000 shares                        30 000        30 000
     Variable Rate series B,
      650,000 shares                        65 000        65 000
        Total                              240 000       240 000
  Premium on preferred stock                   469           469

        Total preferred
         stockholders' equity             $240 469      $240 469

Long-Term Debt
  First Mortgage Bonds - Minnesota Company
    Series due:
     March 1, 1996, 6.2%                                  $8 800*
     Oct. 1, 1997, 5 7/8%                 $100 000       100 000
     Feb. 1, 1999, 5 1/2%                  200 000       200 000
     Dec. 1, 2000, 5 3/4%                  100 000       100 000
     Oct. 1, 2001, 7 7/8%                  150 000       150 000
     March 1, 2002, 7 3/8%                  50 000        50 000
     Feb. 1, 2003, 7 1/2%                   50 000        50 000
     April 1, 2003, 6 3/8%                  80 000        80 000
     Dec. 1, 2005, 6 1/8%                   70 000        70 000
     Dec. 1, 1995-2006, 6.63%               19 800**      21 100**
     March 1, 2011, Variable Rate           13 700*       13 700*
     July 1, 2025, 7 1/8%                  250 000       250 000
       Total                             1 083 500     1 093 600
    Less redeemable bonds
     classified as current
     (See Note 6)                          (13 700)      (13 700)
    Less current maturities               (101 400)      (10 100)
        Net                             $  968 400    $1 069 800

 * Pollution control financing
** Resource recovery financing

See Notes to Financial Statements

                                                    Dec. 31
(Thousands of dollars)                        1996          1995

Long-Term Debt---continued
  First Mortgage Bonds - Wisconsin Company
   (less reacquired bonds of $3,365
   at Dec. 31, 1995)
    Series due:
     Oct. 1, 2003, 5 3/4%                  $40 000       $40 000
     April 1, 2021, 9 1/8%                                44 635
     March 1, 2023, 7 1/4%                 110 000       110 000
     Dec. 1, 2026, 7 3/8%                   65 000
        Total                             $215 000      $194 635

  Guaranty Agreements---Minnesota Company
    Series due:
     Feb. 1, 1995-2003, 5.41%              $ 5 500*      $ 5 700*
     May 1, 1995-2003, 5.69%                23 750*       24 250*
     Feb. 1, 2003, 7.40%                     3 500*        3 500*
        Total                               32 750        33 450
    Less current maturities                   (700)         (700)
        Net                                $32 050       $32 750

  Other Long-Term Debt
    City of Becker Pollution
     Control Revenue Bonds---Series due
      Dec. 1, 2005, 7.25%                  $ 9 000*      $ 9 000*
      April 1, 2007, 6.80%                  60 000*       60 000*
      March 1, 2019, Variable
       Rate                                 27 900*       27 900*
      Sept. 1, 2019, Variable
       Rate                                100 000*      100 000*
    Anoka County Resource
     Recovery Bond---Series due
      Dec. 1, 1995-2008, 7.07%              23 050**      24 150**
    City of La Crosse, Resource
     Recovery Bond---Series due
      Nov. 1, 2011, 7 3/4%                                18 600**
      Nov. 1, 2021, 6%                      18 600**
    Viking Gas Transmission
     Company Senior Notes---Series due
      Oct. 31, 2008, 6.4%                   25 244        27 378
      Nov. 30, 2011, 7.1%                    5 370
    NRG Energy, Inc. Senior
     Notes---Series due
     Feb. 1, 2006, 7.625%                  125 000
    NRG Energy Center, Inc.
     (Minneapolis Energy Center)
     Senior Secured Notes---Series due
     June 15, 2013, 7.31%                   76 992        79 326
    United Power & Land Notes due
     March 31, 2000, 7.62%                   7 708         8 542
    Various Eloigne Company
     Affordable Housing Project
     Notes due 1995-2024,
     1.0%---9.9%                            24 755        20 696
    Employee Stock Ownership
     Plan Bank Loans due
     1995-2002, Variable Rate               17 571         9 874
    Miscellaneous                            7 533         8 967
        Total                              528 723       394 433
    Less variable rate Becker bonds
     classified as current
     (See Note 6)                         (127 900)     (127 900)
    Less current maturities                (17 518)      (14 960)
        Net                               $383 305      $251 573

Unamortized discount on
 long-term debt-net                         (6 187)       (6 472)

          Total long-term debt          $1 592 568    $1 542 286

            Total capitalization        $3 968 917    $3 810 146

 * Pollution control financing
** Resource recovery financing

See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

System of Accounts - Northern States Power Company, a Minnesota corporation (the Company), is predominantly a regulated public utility serving customers in Minnesota, North Dakota and South Dakota. Northern States Power Company, a Wisconsin corporation (the Wisconsin Company), a wholly owned subsidiary of the Company, is a regulated public utility serving customers in Wisconsin and Michigan. Another wholly owned subsidiary, Viking Gas Transmission Company (Viking), is a regulated natural gas transmission company that operates a 500-mile interstate natural gas pipeline. Consequently, the Company, the Wisconsin Company and Viking maintain accounting records in accordance with either the uniform system of accounts prescribed by the Federal Energy Regulatory Commission (FERC) or those prescribed by state regulatory commissions, whose systems are the same in all material respects.

Principles of Consolidation - The consolidated financial statements include all material companies in which the Company holds a controlling financial interest, including: the Wisconsin Company; NRG Energy, Inc. (NRG); Viking; Cenerprise, Inc. (Cenerprise); and Eloigne Company (Eloigne). The Company and its subsidiaries collectively are referred to herein as NSP. As discussed in
Note 2, NSP has investments in partnerships, joint ventures and projects for which the equity method of accounting is applied. Earnings from equity in international investments are recorded net of foreign income taxes. All significant intercompany transactions and balances have been eliminated in consolidation except for intercompany and intersegment profits for sales among the electric and gas utility businesses of the Company, the Wisconsin Company and Viking, which are allowed in utility rates.

Revenues - Revenues are recognized based on products and services provided to customers each month. Because utility customer meters are read and billed on a cycle basis, unbilled revenues (and related energy costs) are estimated and recorded for services provided from the monthly meter-reading dates to month-end.

The Company's rate schedules, applicable to substantially all of its utility customers, include cost-of-energy and resource adjustment clauses, under which rates are adjusted to reflect changes in average costs of fuels, purchased energy, purchased gas, and in Minnesota, conservation and energy management program costs. As ordered by its primary regulator, Wisconsin Company retail rate schedules include a cost-of-energy adjustment clause for purchased gas but not for electric fuel and purchased energy. For Wisconsin electric operations where cost-of-energy adjustment clauses are not used, the biennial retail rate review process and an interim fuel cost hearing process provide the opportunity for rate recovery of changes in electric fuel and purchased energy costs in lieu of a cost-of-energy adjustment.

Utility Plant and Retirements - Utility plant is stated at original cost. The cost of additions to utility plant includes direct labor and materials, contracted work, allocable overhead costs and allowance for funds used during construction. The cost of units of property retired, plus net removal cost, is charged to the accumulated provision for depreciation and amortization. Maintenance and replacement of items determined to be less than units of property are charged to operating expenses.

Allowance for Funds Used During Construction (AFC) - AFC, a noncash item, is computed by applying a composite pretax rate, representing the cost of capital used to finance utility construction activities, to qualified Construction Work in Progress (CWIP). The AFC rate was 5.5 percent in 1996, 6.0 percent in 1995 and 5.0 percent in 1994. The amount of AFC capitalized as a construction cost in CWIP is credited to other income (for equity capital) and interest charges (for debt capital). AFC amounts capitalized in CWIP are included in rate base for establishing utility service rates. In addition to construction-related amounts, AFC is also recorded to reflect returns on capital used to finance conservation programs.

Depreciation - For financial reporting purposes, depreciation is computed by applying the straight-line method over the estimated useful lives of various property classes. The Company files with the Minnesota Public Utilities Commission (MPUC) an annual review of remaining lives for electric and gas production properties. The most recent studies, as approved by the MPUC, recommended immaterial decreases in annual depreciation accruals for 1996 and 1995.

Every five years, the Company also must file an average service life filing for transmission, distribution and general properties. The most recent filings approved by the MPUC were in 1996 for computer software, in 1994 for general plant and in 1993 for all other facilities. Depreciation provisions, as a percentage of the average balance of depreciable utility property in service, were 3.68 percent in 1996, 3.64 percent in 1995 and 3.55 percent in 1994.

Decommissioning - As discussed in Note 13, NSP currently is recording the future costs of decommissioning the Company's nuclear generating plants through annual depreciation accruals. The provision for the estimated decommissioning costs has been calculated using an annuity approach designed to provide for full expense accrual (with full rate recovery) of the future decommissioning costs, including decontamination and removal, over the estimated operating lives of the Company's nuclear plants. The Financial Accounting Standards Board (FASB) has proposed new accounting standards that would require the full accrual of nuclear plant decommissioning and certain other site exit obligations beginning as soon as 1998. (See Note 13 for more discussion of this proposed standard.)

Nuclear Fuel Expense - The original cost of nuclear fuel is amortized to fuel expense based on energy expended. Nuclear fuel expense also includes assessments from the U.S. Department of Energy (DOE) for costs of future fuel disposal and DOE facility decommissioning, as discussed in Note 13.

Environmental Costs - Accruals for environmental costs are recognized when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Costs are charged to expense or deferred as a regulatory asset based on expected recovery in future rates, if they relate to the remediation of conditions caused by past operations, or if they are not expected to mitigate or prevent contamination from future operations. Where environmental expenditures relate to facilities currently in use, such as pollution control equipment, the costs may be capitalized and depreciated over the future service periods. Estimated remediation costs are recorded at undiscounted amounts, independent of any insurance or rate recovery, based on prior experience, assessments and current technology. Accrued obligations are regularly adjusted as environmental assessments and estimates are revised, and remediation efforts proceed. For sites where NSP has been designated as one of several potentially responsible parties, the amount accrued represents NSP's estimated share of the cost. NSP intends to treat any future costs incurred related to decommissioning and restoration of its nonnuclear power plants and substation sites, where operation may extend indefinitely, as a capitalized removal cost of retirement in utility plant. Depreciation expense levels currently recovered in rates include a provision for an estimate of removal costs (based on historical experience).

Income Taxes - Under the liability method used by NSP, income taxes are deferred for all temporary differences between pretax financial and taxable income and between the book and tax bases of assets and liabilities, using the tax rates scheduled by law to be in effect when the temporary differences reverse. Due to the effects of regulation, current income tax expense is provided for the reversal of some temporary differences previously accounted for by the flow-through method. Also, regulation has created certain regulatory assets and liabilities related to income taxes, as summarized in
Note 9. NSP's policy for income taxes related to international operations is discussed in Note 10.

Investment tax credits were deferred and are being amortized over the estimated lives of the related property.

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

Exchange gains and losses that result from foreign currency transactions (e.g. converting cash distributions made in one currency to another) are included in the results of operations as a component of equity in earnings of unconsolidated affiliates. Through Dec. 31, 1996, NSP's translation gains or losses from foreign currency transactions that have occurred since the respective foreign investment dates have been immaterial.

Derivative Financial Instruments - NSP's policy is to hedge foreign currency denominated investments as they are made, where appropriate hedging instruments are available, to preserve their U.S. dollar value. NRG has entered into currency hedging transactions through the use of forward foreign currency exchange agreements. Gains and losses on these agreements offset the effect of foreign currency exchange rate fluctuations on the valuation of the investments underlying the hedges. Hedging gains and losses, net of income tax effects, are reported with other currency translation adjustments as a separate component of stockholders' equity. NRG is not hedging currency translation adjustments related to future operating results. NSP does not speculate in foreign currencies. A second derivative arrangement is the use of natural gas futures contracts by Cenerprise to manage the risk of gas price fluctuations. The cost or benefit of natural gas futures contracts is recorded when related sales commitments are fulfilled as a component of Cenerprise's nonregulated operating expenses. NSP does not speculate in natural gas futures. A third derivative instrument used by NSP is interest rate swaps that convert fixed-rate debt to variable-rate debt. The cost or benefit of the interest rate swap agreements is recorded as a component of interest expense. None of these three derivative financial instruments is reflected on NSP's balance sheet.

Use of Estimates - In recording transactions and balances resulting from business operations, NSP uses estimates based on the best information available. Estimates are used for such items as plant depreciable lives, tax provisions, uncollectible accounts, environmental costs, unbilled revenues and actuarially determined benefit costs. As better information becomes available (or actual amounts are determinable), the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates. Recent changes in interest rates have resulted in changes to actuarial assumptions used in the benefit cost calculations for postretirement benefits, as discussed in Note 7. Also, the depreciable lives of certain plant assets are reviewed and, if appropriate, revised each year, as discussed previously.

Cash Equivalents - NSP considers investments in certain debt instruments (primarily commercial paper and money market funds) with an original maturity to NSP of three months or less at the time of purchase to be cash equivalents.

Regulatory Deferrals - As regulated utilities, the Company, the Wisconsin Company and Viking account for certain income and expense items under the provisions of Statement of Financial Accounting Standards (SFAS) No. 71--- Accounting for the Effects of Regulation. In doing so, certain costs that would otherwise be charged to expense are deferred as regulatory assets based on expected recovery from customers in future rates. Likewise, certain credits that otherwise would be reflected as income are deferred as regulatory liabilities based on expected flowback to customers in future rates. Management's expected recovery of deferred costs and expected flowback of deferred credits are generally based on specific ratemaking decisions or precedent for each item. Regulatory assets and liabilities are amortized consistent with ratemaking treatment established by regulators. Note 9 describes the nature and amounts of these regulatory deferrals.

Stock-Based Employee Compensation - NSP has several stock-based compensation plans, as described in Note 4. Under the intrinsic-value-based method of accounting followed by NSP, no compensation expense is recorded for stock options because there is no difference between the market price and purchase price at the grant date, which is the measurement date for determining compensation expense. NSP does, however, record compensation expense for stock that is awarded to certain employees, but held by NSP until the restrictions lapse or the stock is forfeited. Effective for 1996, the FASB issued a new accounting standard, SFAS No. 123---Accounting for Stock-Based Compensation, which provides an optional accounting method for compensation from stock option and other stock award programs. NSP did not elect the new optional accounting method. If the provisions of the optional method had been adopted as of the beginning of 1995, the effect on net income and earnings per share for 1996 and 1995 would have been immaterial.

Other Assets - The purchase of various nonregulated entities at a price exceeding the underlying fair value of net assets acquired has resulted in recorded goodwill of $20 million ($18 million net of accumulated amortization) at Dec. 31, 1996. This goodwill and other intangible assets acquired are being amortized using the straight-line method over periods of five to 30 years. NSP periodically evaluates the recovery of goodwill based on an analysis of estimated undiscounted future cash flows.

Intangible and other assets also include deferred financing costs (net of amortization) of approximately $12 million and deferred merger costs of $25.3 million at Dec. 31, 1996. The financing costs are being amortized over the remaining maturity period of the related debt.

2.  Investments Accounted for by the Equity Method

Through its nonregulated subsidiaries, NSP has investments in various international and domestic energy projects and domestic affordable housing and real estate projects. The equity method of accounting is applied to such investments in affiliates, which include joint ventures and partnerships, because the ownership structure prevents NSP from exercising a controlling influence over operating and financial policies of the projects. Under this method, equity in the pretax income or losses of domestic partnerships and in the net income or losses of international projects is reflected as Equity in Earnings of Unconsolidated Affiliates. A summary of NSP's significant equity-method investments is as follows:

                                                               Purchased or
                             Geographic          Economic         Placed in
Name                               Area          Interest           Service

Various independent power                                        July 1991-
  production facilities          U.S.A.           45%-50%     December 1994

Various affordable housing                                      April 1993-
  limited partnerships           U.S.A.           20%-99%     December 1996

NRG Generating (U.S.)
 Inc. (NRGG)                     U.S.A.               42%        April 1996

MIBRAG Mining and Power
 Generation                      Europe               33%      January 1994

Gladstone Power Station       Australia             37.5%        March 1994

Scudder Latin American
 Trust for Independent            Latin
 Power Energy Projects          America               25%         June 1993

Schkopau Power Station           Europe             20.6%     January 1996-
                                                                  July 1996

COBEE Electric Power      South America              62%*     December 1996

* Not consolidated as NRG intends to divest a portion of its interest.

Summarized Financial Information of Unconsolidated Affiliates - Summarized financial information for these projects, including interests owned by NSP and other parties, was as follows (for the years ended and as of Dec. 31):

Results of Operations
(Millions of dollars)
                                           1996        1995       1994

Operating Revenues                         $958        $790       $778
Operating Income                           $105        $154       $129
Net Income                                 $89         $160       $117

NSP's Equity in Earnings of
 Unconsolidated Affiliates                 $31         $59        $42

Financial Position
(Millions of dollars)
                                           1996        1995

Current Assets                             $  681      $  762
Other Assets                                3 525       2 632
Total Assets                               $4 206      $3 394

Current Liabilities                        $  397      $  296
Other Liabilities                           2 798      2 290
Equity                                      1 011         808
Total Liabilities and Equity               $4 206      $3 394

NSP's Equity Investment in
 Unconsolidated Affiliates                 $410        $266

3.  Preferred Securities

The Company has two series of adjustable rate preferred stock. The dividend rates are calculated quarterly and are based on prevailing rates of certain taxable government debt securities indices. At Dec. 31, 1996, the annualized dividend rates were $5.50 for both series A and series B.

At Dec. 31, 1996, various preferred stock series were callable at prices per share ranging from $100.00 to $103.75, plus accrued dividends.

On Jan. 31, 1997, NSP issued $200 million in 7.875 percent grantor trust-originated preferred securities that mature in 2037. A portion of the proceeds were used to redeem the Company's $6.80 and $7.00 series of preferred stock in February 1997.

4.  Common Stock and Incentive Stock Plans

The Company's Articles of Incorporation and First Mortgage Indenture provide for certain restrictions on the payment of cash dividends on common stock. At Dec. 31, 1996, the Company could have paid, without restrictions, additional cash dividends of more than $1 billion on common stock.

NSP has an Executive Long-Term Incentive Award Stock Plan that permits granting nonqualified stock options and restricted stock. The awards granted in any calendar year cannot exceed one-half of one percent of the number of outstanding shares of NSP common stock at the end of the previous calendar year. When options are exercised, or restricted stock granted, the Company may either issue new shares or purchase market shares. Using the treasury stock method of accounting for outstanding stock options, the weighted average number of shares of common stock outstanding for the calculation of primary earnings per share includes any dilutive effects of stock options and other stock awards as common stock equivalents.

Stock options currently granted may be exercised one year from the date of grant and are exercisable thereafter for up to nine years. The options are forfeited if employment ceases before the one-year vesting term. If employment ceases after the one-year vesting term, options will either be forfeited, or would need to be exercised within three or 36 months, depending on the circumstances. The exercise price of an option is the market price of NSP common stock on the date of grant. The plan, in previous years, granted other types of performance awards, some of which are still outstanding. Most of these performance awards were valued in dollars, but paid in shares based on the market price at the time of payment. Transactions under the various incentive stock programs, with the corresponding weighted average exercise price, were as follows:



Stock Option and Performance Awards


                                         1996                1995                1994
                                              Average             Average             Average
(Thousands of shares)                Shares    Price     Shares    Price     Shares    Price

Outstanding Jan. 1                      990    $41.97       782    $40.58       537    $39.38
Options granted in January              263    $50.94       278    $45.50       304    $42.19
Other stock awards
Options and awards
 exercised                             (105)   $41.98       (64)   $40.26       (43)   $36.67
Options and awards
 forfeited                              (27)   $47.70        (6)   $44.58       (14)   $42.28
Options and awards
 expired                                 (4)   $40.00                            (2)   $39.87
Outstanding at Dec. 31                1 117    $43.97       990    $41.97       782    $40.58
Exercisable at Dec. 31                  870    $41.96       716    $40.60       491    $39.59


The following table summarizes information about stock options outstanding at Dec. 31, 1996.

                                                    Range of exercise prices
                                           $33.25-40.94         $42.19-50.94

Options Outstanding:
  Number outstanding at
   Dec. 31, 1996                                244 501              861 759
  Weighted-average remaining
   contractual life (years)                         4.2                  7.7
  Weighted-average
   exercise price                                $37.22               $45.88

Options Exercisable:
  Number exercisable at
   Dec. 31, 1996                                244 501              614 214
  Weighted-average exercise
   price                                         $37.22               $43.85

In addition to stock options and performance awards, restricted stock is granted based on a dollar value of the award. The market price on the date of grant is used to determine the number of restricted shares awarded. The stock is held by NSP until the restrictions lapse: 50 percent of the stock will vest one year from the date of the award and the remaining 50 percent vests two years from the date of the award. Dividends on the shares held while the restrictions are in place are reinvested to obtain additional shares, and the restrictions apply to these additional shares. In each of the years 1994 through 1996, NSP granted restricted stock awards of about 20,000 shares per year at then-current market prices of NSP stock. Compensation expense related to these awards was immaterial.

5.  Short-Term Borrowings

As of Dec. 31, 1996 and 1995, the Company had approximately $300 million and $265 million, respectively, of commercial bank credit lines under commitment fee arrangements. These credit lines make short-term financing available in the form of bank loans, letters of credit and support for commercial paper sales. There were no borrowings against these credit lines at Dec. 31, 1996 and 1995. At Dec. 31, 1996 and 1995, credit lines of $75 million and $17 million, respectively, primarily were provided by commercial banks to wholly owned subsidiaries of the Company. At Dec. 31, 1996, approximately $4 million in loans against these credit lines were outstanding. In addition, at Dec. 31, 1996 and 1995, $21 million and $10 million, respectively, in letters of credit were outstanding, which reduced the available credit lines.

At Dec. 31, 1996 and 1995, NSP had $362 million and $216 million, respectively, in short-term commercial paper borrowings outstanding, and $7 million and $0.6 million, respectively, in short-term bank loans outstanding. The weighted average interest rates on all short-term borrowings were 5.7 percent as of both Dec. 31, 1996 and Dec. 31, 1995.

6.  Long-Term Debt

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

The Company's 2011 series First Mortgage Bonds and the 2019 series City of Becker Pollution Control Revenue Bonds have variable interest rates, which currently change at various periods up to 270 days, based on prevailing rates for certain commercial paper securities or similar issues. The interest rates applicable to these issues averaged 4.2 percent and 3.6 percent, respectively, at Dec. 31, 1996. The 2011 series bonds are redeemable upon seven days notice at the option of the bondholder. The Company also is potentially liable for repayment of the 2019 Series Becker Bonds when the bonds are tendered, which occurs each time the variable interest rates change. The principal amount of all of these variable rate bonds outstanding represents potential short-term obligations and, therefore, is reported under current liabilities on the balance sheet.

Maturities and sinking-fund requirements on long-term debt are: 1997, $119,618,000; 1998, $18,971,000; 1999, $212,369,000; 2000, $117,416,000; and
2001, $163,209,000.

7.  Benefit Plans and Other Postretirement Benefits

NSP offers the following benefit plans to its benefit employees, of whom approximately 43 percent are represented by five local labor unions under a collective-bargaining agreement, which expired Dec. 31, 1996, but was extended to April 30, 1997. Management and union representatives have reached a tentative agreement on the terms of a new three-year collective-bargaining agreement, subject to approval by the union membership. NSP is not able to predict the outcome at this time.

Pension Benefits - NSP has a noncontributory, defined benefit pension plan that covers substantially all employees. Benefits are based on a combination of years of service, the employee's highest average pay for 48 consecutive months and Social Security benefits.

NSP's policy is to fully fund into an external trust the actuarially determined pension costs recognized for ratemaking and financial reporting purposes, subject to the limitations under applicable employee benefit and tax laws. Plan assets principally consist of common stock of public companies, corporate bonds and U.S. government securities. The funded status of NSP's pension plan as of Dec. 31 is as follows:

(Thousands of dollars)                                1996             1995
Actuarial present value of benefit obligation:
  Vested                                          $660 920         $686 403
  Nonvested                                        147 278          155 177

Accumulated benefit obligation                    $808 198         $841 580

Projected benefit obligation                      $993 821       $1 039 981
Plan assets at fair value                        1 634 696        1 456 530
Plan assets in excess of projected
 benefit obligation                                640 875          416 549
Unrecognized prior service cost                     19 734           20 805
Unrecognized net actuarial gain                   (651 368)        (452 699)
Unrecognized net transitional asset                   (539)            (615)
  Net pension asset (liability)
   recorded                                         $8 702         $(15 960)

For ratemaking purposes, the Company's pension costs are determined and recorded under the aggregate-cost actuarial method. As required by SFAS No. 87---Employers' Accounting for Pensions, the difference between the pension costs recorded for ratemaking purposes and the amounts determined under SFAS No. 87 is recorded as a regulatory liability on the balance sheet. Net annual periodic pension cost includes the following components:

(Thousands of dollars)                     1996         1995           1994

Service cost-benefits
 earned during the period               $29 971      $24 499        $27 536
Interest cost on projected
 benefit obligation                      70 863       69 742         65 107
Actual return on assets                (265 370)    (344 837)       (12 668)
Net amortization and deferral           139 874      240 458        (82 114)

Net periodic pension cost
 determined under SFAS No. 87           (24 662)     (10 138)        (2 139)
Additional costs recognized
 due to actions of regulators            23 572       10 454          3 922
Net periodic pension cost
 recognized for financial
 reporting                              $(1 090)        $316         $1 783

The weighted average discount rate used in determining the actuarial present value of the projected obligation was 7.5 percent in 1996 and 7 percent in 1995. The rate of increase in future compensation levels used in determining the actuarial present value of the projected obligation was 5 percent in 1996 and 1995. The assumed long-term rate of return on assets used for cost determinations under SFAS No. 87 was 9 percent for 1996 and 1995, and 8 percent for 1994. Assumption changes increased 1996 pension costs (determined under SFAS No. 87) by approximately $12.6 million and decreased 1995 costs by approximately $21.5 million. Because the Company's pension expense is determined under the aggregate-cost method (not SFAS No. 87) for ratemaking and financial reporting purposes, the effects of regulation prevent the majority of these assumption changes from affecting earnings.

401(k) - NSP has a contributory, defined contribution Retirement Savings Plan, which complies with section 401(k) of the Internal Revenue Code and covers substantially all employees. Since 1994, NSP has been matching specified amounts of employee contributions to this plan. NSP's matching contributions were $4.3 million in 1996, $3.7 million in 1995 and $2.6 million in 1994.

Postretirement Health Care - NSP has a contributory health and welfare benefit plan that provides health care and death benefits to substantially all employees after their retirement. The plan is intended to provide for sharing the costs of retiree health care between NSP and retirees. For employees retiring after Jan. 1, 1994, a six-year cost-sharing strategy was implemented with retirees paying 15 percent of the total cost of health care in 1994, increasing to a total of 40 percent in 1999. In conjunction with the 1993 adoption of SFAS No. 106-Employers' Accounting for Postretirement Benefits Other Than Pensions, NSP elected to amortize on a straight-line basis over 20 years the unrecognized accumulated postretirement benefit obligation (APBO) of $215.6 million for current and future retirees.

Before 1993, NSP funded payments for retiree benefits internally. While NSP generally prefers to continue using internal funding of benefits paid and accrued, significant levels of external funding, including the use of tax-advantaged trusts, have been required by NSP's regulators, as discussed below. Plan assets held in such trusts principally consist of investments in equity mutual funds and cash equivalents. The funded status of NSP's retiree health care plan as of Dec. 31 is as follows:

(Thousands of dollars)                                  1996           1995
APBO:
  Retirees                                          $144 180       $145 763
  Fully eligible plan participants                    23 438         24 406
  Other active plan participants                     101 065        116 810
   Total APBO                                        268 683        286 979
Plan assets at fair value                             15 514         11 583
APBO in excess of plan assets                        253 169        275 396
Unrecognized net actuarial loss                      (12 467)       (40 411)
Unrecognized transition obligation                  (172 480)      (183 260)
Net benefit liability recorded                      $ 68 222       $ 51 725

The assumed health care cost trend rates used in measuring the APBO at Dec. 31, 1996 and 1995, were 9.8 percent and 10.4 percent for those under age 65, and 7.1 percent and 7.3 percent for those age 65 and over, respectively. The assumed cost trend rates are expected to decrease each year until they reach
5.5 percent for both age groups in the year 2004, after which they are assumed to remain constant. A 1 percent increase in the assumed health care cost trend rate for each year would increase the APBO by approximately 14 percent as of Dec. 31, 1996. Service and interest cost components of the net periodic postretirement cost would increase by approximately 17 percent with a similar 1 percent increase in the assumed health care cost trend rate. The assumed discount rate used in determining the APBO was 7.5 percent for Dec. 31, 1996, and 7 percent for Dec. 31, 1995, compounded annually. The assumed long-term rate of return on assets used for cost determinations under SFAS No. 106 was 8 percent for 1996, 1995 and 1994. Assumption changes decreased 1995 costs by approximately $2.0 million and increased 1996 costs by approximately $1.3 million.

The net annual periodic postretirement benefit cost recorded consists of the following components:

(Thousands of dollars)                     1996         1995           1994
Service cost-benefits
 earned during the year                 $ 6 380      $ 5 206        $ 5 039
Interest cost (on service
 cost and APBO)                          19 283       19 201         16 092
Actual return on assets                    (947)      (1 046)          (147)
Amortization of transition
 obligation                              10 780       10 780         10 780
Net amortization and deferral               140          406           (340)
Net periodic postretirement
 health care cost under
 SFAS No. 106                            35 636       34 547         31 424
Additional costs recognized
 due to actions of regulators             4 033        4 033          4 033
Net postretirement cost
 recognized for financial
 reporting                              $39 669      $38 580        $35 457

Regulators for NSP's retail and wholesale customers in Minnesota, Wisconsin and North Dakota have allowed full recovery of increased benefit costs under SFAS No. 106, effective in 1993. Increased 1993 accrual costs of approximately $12 million for Minnesota retail customers were amortized over the years 1994 through 1996, consistent with approved rate recovery. External funding was required by Minnesota and Wisconsin retail regulators to the extent it is tax advantaged; funding began for Wisconsin in 1993 and must begin by the next general rate filing for Minnesota. For wholesale ratemaking, the FERC has required external funding for all benefits paid and accrued under SFAS No. 106.

ESOP - NSP has a leveraged Employee Stock Ownership Plan (ESOP) that covers substantially all employees. Employer contributions to this non-contributory, defined contribution plan are generally made to the extent NSP realizes a tax savings on its income statement from dividends paid on certain shares held by the ESOP. Contributions to the ESOP in 1996, 1995 and 1994, which represent compensation expense, were $4,647,000, $5,059,000 and $5,695,000, respectively. ESOP contributions have no material effect on NSP earnings because the contributions (net of tax) are essentially offset by the tax savings provided by the dividends paid on ESOP shares. Leveraged shares held by the ESOP are allocated to participants when dividends on stock held by the plan are used to repay ESOP loans. NSP's ESOP held 5.9 million and 5.7 million shares of the Company's common stock as of Dec. 31, 1996 and 1995, respectively. An average of 208,288, 221,066 and 111,845 uncommitted leveraged ESOP shares were excluded from earnings-per-share calculations in 1996, 1995 and 1994, respectively. The fair value of NSP's leveraged ESOP shares was approximately the same as cost at Dec. 31, 1996 and 1995.

8.  Detail of Certain Income and Expense Items

Administrative and general (A&G) expense for utility operations consists of the following:

(Thousands of dollars)                     1996         1995           1994
A&G salaries and wages                  $47 546      $48 437        $49 726
Pension, medical and
 other benefits---all
 utility employees                       64 733       81 279         80 693
Information technology,
 facilities and
 administrative support                  21 281       31 863         29 751
Insurance and claims                      5 503       13 969         16 771
Other                                     9 593       10 599         11 055

  Total                                $148 656     $186 147       $187 996

Other income (deductions)---net consist of the following:

(Thousands of dollars)                     1996         1995           1994
Nonregulated operations:
  Operating revenues and sales         $303 903     $313 082       $241 827
  Operating expenses*                   326 332      327 894        241 480
    Pretax operating
     income (loss)**                    (22 429)     (14 812)           347
Interest and investment income           15 417       11 953         10 839
Charitable contributions                 (5 410)      (5 314)        (5 037)
Environmental and regulatory
 contingencies                            1 219        1 027         (4 568)
Other---net (excluding
 income taxes)                           (2 823)        (829)        (5 267)

  Total---net expense
   before income taxes                 $(14 026)   $  (7 975)     $  (3 686)

 * Includes nonregulated energy project write-downs of $1.5 million in 1996, $5.0 million in 1995 and $5.0 million in 1994.

** See "Operating Results" on page 54 for a summary of the total operating results of nonregulated businesses.

9.  Regulatory Assets and Liabilities

The following summarizes the individual components of unamortized regulatory assets and liabilities shown on the Consolidated Balance Sheets at Dec. 31:

                                      Remaining
                                   Amortization
(Thousands of dollars)                   Period         1996           1995
AFC recorded in plant
 on a net-of-tax basis*             Plant Lives     $137 412       $146 662
Conservation and energy
 management programs*         Primarily 4 Years       95 716         98 570
Losses on reacquired
 debt                          Term of New Debt       63 481         63 209
Environmental costs          Primarily 11 Years       42 322         45 018
State commission
 accounting adjustments*            Plant Lives        7 296          7 221
Unrecovered purchased
 gas costs                            1-2 Years        3 885          5 932
Deferred postretirement
 benefit costs                         11 Years        1 413          5 568
Other                                   Various        2 603          2 032
  Total regulatory assets                           $354 128       $374 212

Deferred income tax
 adjustments                                         $92 390        $83 066
Investment tax credit
 deferrals                                            97 636        104 371
Unrealized gains from
 decommissioning investments                          43 008         26 374
Pension costs-regulatory
 differences                                          45 080         21 508
Fuel costs, refunds and other                         24 533          7 468
  Total regulatory liabilities                      $302 647       $242 787

* Earns a return on investment in the ratemaking process.

10.  Income Taxes

Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense. The reasons for the difference are as follows:

                                           1996         1995           1994

Federal statutory rate                     35.0%        35.0%          35.0%
Increases (decreases) in tax from:
  State income taxes, net of
   federal income tax benefit               5.2%         5.1%           5.9%
  Tax credits recognized                  (3.7)%       (3.4)%         (3.5)%
  Equity income from
   unconsolidated affiliates              (2.6)%       (2.5)%         (2.5)%
  Regulatory differences---
   utility plant items                      0.9%         1.0%           0.5%
  Other---net                                            0.4%         (0.7)%

Effective income tax rate                  34.8%        35.6%          34.7%

(Thousands of dollars)

Income taxes are comprised of the following expense (benefit) items:
  Included in utility operating expenses:
    Current federal
     tax expense                       $154 421     $137 011       $108 652
    Current state tax expense            39 923       33 359         34 823
    Deferred federal tax expense        (19 933)     (12 019)        (3 450)
    Deferred state tax expense           (3 958)      (2 396)        (1 606)
    Deferred investment
     tax credits                         (9 043)      (8 807)        (9 191)
        Total                           161 410      147 148        129 228

  Included in income taxes on nonregulated operations
    and nonoperating items:
    Current federal tax expense            (906)       5 481          3 959
    Current state tax expense               712        1 629            923
    Current foreign tax expense             616          233            219
    Current federal tax credits          (8 044)      (5 292)        (3 548)
    Deferred federal tax expense         (5 150)       2 646           (835)
    Deferred state tax expense           (1 520)         693           (209)
    Deferred investment
     tax credits                           (308)        (310)          (310)
        Total                           (14 600)       5 080            199

        Total income
         tax expense                   $146 810     $152 228       $129 427

Income before income taxes includes net foreign equity income of $28 million, $32 million and $26 million in 1996, 1995 and 1994, respectively. Except to the extent NSP's earnings from foreign operations are subject to current U.S. income taxes, NSP's management intends to reinvest indefinitely such earnings in its foreign operations. Accordingly, U.S. income taxes and foreign withholding taxes have not been provided on a cumulative amount of unremitted earnings of foreign subsidiaries of approximately $87 million at Dec. 31, 1996. The additional U.S. income tax and foreign withholding tax on the unremitted foreign earnings, if repatriated, would be offset in whole or in part by foreign tax credits. Thus, it is impracticable to estimate the amount of tax that might be payable.

The components of NSP's net deferred tax liability (current and noncurrent portions) at Dec. 31 were:

(Thousands of dollars)                                  1996           1995

Deferred tax liabilities:
  Differences between book
   and tax bases of property                        $850 139        856 507
  Regulatory assets                                  121 232        124 910
  Tax benefit transfer leases                         43 481         59 579
  Other                                               23 182         13 338
    Total deferred tax liabilities                $1 038 034     $1 054 334

Deferred tax assets:
  Regulatory liabilities                             $90 485        $81 427
  Deferred investment tax credits                     57 239         61 911
  Deferred compensation, vacation
   and other accrued liabilities
   not currently deductible                           65 690         62 440
  Other                                               34 509         22 658
    Total deferred tax assets                       $247 923       $228 436
  Net deferred tax liability                        $790 111       $825 898

11.  Financial Instruments

Fair Values The estimated Dec. 31 fair values of NSP's recorded financial instruments are as follows:

                                       1996                         1995
                           Carrying           Fair       Carrying          Fair
(Thousands of dollars)      Amount           Value        Amount          Value

Cash, cash equivalents
 and short-term
 investments                $51 118        $51 118        $28 943       $28 943
Long-term
 decommissioning
 investments               $260 756       $260 756       $203 625      $203 625
Long-term debt,
 including current
 portion                 $1 853 786     $1 838 408     $1 709 646    $1 781 066

For cash, cash equivalents and short-term investments, the carrying amount approximates fair value because of the short maturity of those instruments. The fair values of the Company's long-term investments, mainly debt securities in an external nuclear decommissioning fund, are estimated based on quoted market prices for those or similar investments. The fair value of NSP's long-term debt is estimated based on the quoted market prices for the same or similar issues, or the current rates for debt of the same remaining maturities and credit quality.

Derivatives - NRG has entered into seven forward foreign currency exchange contracts with counterparties to hedge exposure to currency fluctuations to the extent permissible by hedge accounting requirements. Pursuant to these contracts, transactions have been executed that are designed to protect the economic value in U.S. dollars of NRG's equity investments and retained earnings, denominated in Australian dollars and German deutsche marks (DM).
As of Dec. 31, 1996, NRG had $132 million of foreign currency denominated assets that were hedged by forward foreign currency exchange contracts with a notional value of $123 million. In addition, NRG had approximately $82 million of foreign currency denominated retained earnings from foreign projects that were hedged by forward foreign currency exchange contracts with a notional value of $59 million. Because the effects of both currency translation adjustments to foreign investments and currency hedge instrument gains and losses are recorded on a net basis in stockholders' equity (not earnings), the impact of significant changes in currency exchange rates on these items would have an immaterial effect on NSP's financial condition and results of operations. In connection with the forward foreign currency exchange contracts, cash collateral of $16 million was required at Dec. 31, 1996, which is reflected as other current assets on NSP's balance sheet. The forward foreign currency exchange contracts terminate in 1998 through 2006 and require foreign currency interest payments by either party during each year of the contract. If the contracts had been terminated at Dec. 31, 1996, $13.3 million would have been payable by NRG for currency exchange rate changes to date. Management believes NRG's exposure to credit risk due to nonperformance by the counterparties to its forward exchange contracts is not significant, based on the investment grade rating of the counterparties.

Cenerprise has entered into natural gas futures contracts in the notional amount of $22 million at Dec. 31, 1996. The original contract terms range from one month to three years. The contracts are intended to mitigate risk from fluctuations in the price of natural gas that will be required to satisfy sales commitments for future deliveries to customers in excess of Cenerprise's natural gas reserves. Cenerprise's futures contracts hedge $22 million in anticipated natural gas sales in 1997-1998. Margin balances of $1 million at Dec. 31, 1996, were maintained on deposit with brokers and recorded as cash and cash equivalents on NSP's balance sheet. The counterparties to the futures contracts are the New York Mercantile Exchange and major gas pipeline operators. Management believes that the risk of nonperformance by these counterparties is not significant. If the contracts had been terminated at Dec. 31, 1996, $0.5 million would have been payable to Cenerprise for natural gas price fluctuations to date.

NSP has three interest rate swap agreements with notional amounts totalling $320 million. These swaps were entered into in conjunction with first mortgage bonds. As summarized below, these agreements effectively convert the interest costs of these debt issues from fixed to variable rates based on six-month London Interbank Offered Rates (LIBOR), with the rates changing semiannually.

                                                                        Net
                                   Notional                       Effective
                                     Amount         Term of        Interest
                                  (Millions            Swap        Dec. 31,
                                 of dollars)      Agreement            1996

5 7/8% Series due
 Oct. 1, 1997                          $100        Maturity           5.73%

5 1/2% Series due
 Feb. 1, 1999                          $200        Maturity           5.34%

7 1/4% Series due                                  March 1,
 March 1, 2023                         $ 20            1998           7.89%

Market risks associated with these agreements result from short-term interest rate fluctuations. Credit risk related to nonperformance of the counterparties is not deemed significant, but would result in NSP terminating the swap transaction and recognizing a gain or loss, depending on the fair market value of the swap. The interest rate swaps serve to hedge the market risk associated with fixed rate debt in a declining interest rate environment. This hedge is produced by the tendency for changes in the fair market value of the swap to be offset by changes in the present value of the liability attributable to the fixed rate debt issued in conjunction with the interest rate swaps. If the interest rate swaps had been discontinued on Dec. 31, 1996, $2.0 million would have been payable by the Company, while the present value of the related fixed rate debt was $3.5 million below carrying value.

Letters of Credit - NSP uses letters of credit to provide financial guarantees for certain operating obligations (including NSP workers' compensation benefits and ash disposal site costs, and Cenerprise natural gas purchases) and for nonregulated equity investment commitments. At Dec. 31, 1996, letters of credit of $70 million were outstanding. Generally, the letters of credit have terms of one year and are automatically renewed, unless prior written notice of cancellation is provided to NSP and the beneficiary by the issuing bank. The contract amounts of these letters of credit approximate their fair value and are subject to fees competitively determined in the marketplace.

12.  Joint Plant Ownership

The Company is a participant in a jointly owned 855-megawatt coal-fired electric generating unit, Sherburne County generating station unit No. 3 (Sherco 3), which began commercial operation Nov. 1, 1987. Undivided interests in Sherco 3 have been financed and are owned by the Company (59 percent) and Southern Minnesota Municipal Power Agency (41 percent). The Company is the operating agent under the joint ownership agreement. The Company's share of related expenses for Sherco 3 since commercial operations began are included in Utility Operating Expenses. The Company's share of the gross cost recorded in Utility Plant at Dec. 31, 1996 and 1995, was $588,076,000 and $585,625,000,
respectively. The corresponding accumulated provisions for depreciation were $168,641,000 and $150,022,000.

13.  Nuclear Obligations

Fuel Disposal - NSP is responsible for the temporary storage of used nuclear fuel from the Company's nuclear generating plants. Under a contract with the Company, the DOE is obligated to assume the responsibility for permanent storage or disposal of NSP's used nuclear fuel. The Company has been funding its portion of the DOE's permanent disposal program since 1981. Funding took place through an internal sinking fund until 1983, when the DOE began assessing fuel disposal fees under the Nuclear Waste Policy Act of 1982 based on a charge of 0.1 cent per kilowatt-hour sold to customers from nuclear generation. Fuel expense includes DOE fuel disposal assessments of $11.3 million, $12.3 million and $10.6 million for 1996, 1995 and 1994, respectively. The cumulative amount of such assessments paid by NSP to the DOE through Dec. 31, 1996, was approximately $240 million. Currently, it is not determinable if the amount and method of the DOE's assessments to all utilities will be sufficient to fully fund the DOE's permanent storage or disposal facility.

The Nuclear Waste Policy Act stipulated that the DOE execute contracts with utilities that require DOE to begin accepting spent nuclear fuel no later than Jan. 31, 1998. Accordingly, NSP has been providing, with regulatory and legislative approval, its own temporary on-site storage facilities at its Monticello and Prairie Island nuclear plants, with a capacity sufficient for used fuel from the plants until at least that date. In 1996, the Company and 13 other major utilities were successful in a lawsuit against the DOE to clarify the DOE's obligation to accept spent nuclear fuel beginning in 1998. In July 1996, the U.S. Court of Appeals for the District of Columbia Circuit unanimously ruled that the Nuclear Waste Policy Act creates an unconditional obligation for the DOE to begin acceptance of spent nuclear fuel by Jan. 31, 1998. The DOE did not seek U.S. Supreme Court review. The ruling is a very positive development for the industry regarding concerns about the storage and disposal of used nuclear fuel. In December 1996, the DOE notified commercial spent fuel owners of an anticipated delay in accepting used nuclear fuel by the required date of Jan. 31, 1998, and conceded that a permanent storage or disposal facility will not be available until at least 2010. Because of the DOE's inadequate progress to provide a permanent repository, the MPUC is investigating whether continued payments to fund the DOE's permanent disposal program is prudent use of ratepayer money. The outcome of this investigation is unknown at this time. On Jan. 31, 1997, the Company, along with more than 30 other electric utilities and 45 state agencies, including the Minnesota Department of Public Service, filed another lawsuit against the DOE requesting authority to withhold payments to the DOE for the permanent disposal program. In the meantime, NSP is investigating all of its alternatives for used fuel storage until a DOE facility is available, including pursuing the establishment of a private facility for interim storage of used nuclear fuel as part of a consortium of electric utilities. If on-site temporary storage at NSP's nuclear plants reaches approved capacity, the Company could seek interim storage at this or another contracted private facility, if available.

In 1994, the Company received Minnesota legislative approval for additional on-site temporary storage facilities at NSP's Prairie Island plant, provided the Company satisfies certain requirements. Seventeen dry cask containers, each of which can store approximately one-half year's used fuel, were approved to become available as follows: five immediately in 1994; four more in 1996 if an application for an alternative storage site is filed, an effort to locate such a site is made and 100 megawatts of wind generation is available or contracted for construction; and the final eight in 1999, unless the specified alternative site is not operational or under construction, or certain resource commitments are not met, and the Minnesota Legislature revokes its approval. (See additional discussion of legislative commitments in Note 14.) NSP has loaded used nuclear fuel into five of the dry cask containers as of Dec. 31, 1996, and in January 1997, loaded casks six and seven. With the dry cask storage facilities approved in 1994 for the Prairie Island nuclear generating plant, the Company believes it has adequate storage capacity to continue operation of its nuclear plants until at least 2003 and 2004 for Prairie Island Units 1 and 2, respectively. The Monticello nuclear plant has storage capacity to continue operations until 2010. Storage availability to permit operation beyond these dates is not assured at this time.

Nuclear fuel expenses in 1996, 1995 and 1994 include about $4 million, $5 million and $5 million, respectively, for payments to the DOE for the decommissioning and decontamination of the DOE's uranium enrichment facilities. The DOE's initial assessment of $46 million to the Company was recorded in 1993. This assessment will be payable in annual installments from 1993-2008 and each installment is being amortized to expense on a monthly basis in the 12 months following each payment. The most recent installment paid in 1996 was $3.8 million; future installments are subject to inflation adjustments under DOE rules. The Company is obtaining rate recovery of these DOE assessments through the cost-of-energy adjustment clause as the assessments are amortized. Accordingly, the unamortized assessment of $41 million at Dec. 31, 1996, has been deferred as a regulatory asset and is reported under the caption Environmental Costs in Note 9.

Plant Decommissioning - Decommissioning of all Company nuclear facilities is planned for the years 2010-2022, using the prompt dismantlement method. The Company currently is following industry practice by ratably accruing the costs for decommissioning over the approved cost recovery period and including the accruals in Utility Plant---Accumulated Depreciation, as discussed in Note 1. Consequently, the total decommissioning cost obligation and corresponding asset currently are not recorded in NSP's financial statements. The FASB has proposed new accounting standards which, if approved as expected in 1997, would require the full accrual of nuclear plant decommissioning and certain other site exit obligations beginning as soon as 1998. Using Dec. 31, 1996, estimates, NSP's adoption of the proposed accounting would result in the recording of the total discounted decommissioning obligation of $592 million as a liability, with the corresponding costs capitalized as plant and other assets and depreciated over the operating life of the plant. The obligation calculation methodology proposed by the FASB is slightly different from the ratemaking methodology that derives the decommissioning accruals currently being recovered in rates, as discussed below. The Company has not yet determined the potential impact of the FASB's proposed changes in the accounting for site exit obligations other than nuclear decommissioning (such as costs of removal). However, the ultimate decommissioning and site exit costs to be accrued are the same under both methods and, accordingly, the effects of regulation are expected to minimize or eliminate any impact on operating expenses and results of operations from this future accounting change.

Consistent with cost recovery in utility customer rates, the Company records annual decommissioning accruals based on periodic site-specific cost studies and a presumed level of dedicated funding. Cost studies quantify decommissioning costs in current dollars. Since the costs are expected to be paid in 2010-2022, funding presumes that current costs will escalate in the future at a rate of 4.5 percent per year. The total estimated decommissioning costs that will ultimately be paid, net of income earned by external trust funds, is currently being accrued using an annuity approach over the approved plant recovery period. This annuity approach uses an assumed rate of return on funding, which is currently 6 percent (net of tax) for external funding and approximately 8 percent (net of tax) for internal funding.

The total obligation for decommissioning currently is expected to be funded approximately 82 percent by external funds and 18 percent by internal funds, as approved by the MPUC. Rate recovery of internal funding began in 1971 through depreciation rates for removal expense, and was changed to a sinking fund recovery in 1981. Contributions to the external fund started in 1990 and are expected to continue until plant decommissioning begins. Costs not funded by external trust assets (including accumulated earnings) will be funded through internally generated funds and issuance of Company debt or stock. The assets held in trusts as of Dec. 31, 1996, primarily consisted of investments in fixed income securities, such as tax-exempt municipal bonds and U.S. government securities, which mature in three to 27 years, and common stock of public companies. The Company plans to reinvest matured securities until decommissioning commences.

At Dec. 31, 1996, the Company has recorded and recovered in rates cumulative decommissioning accruals of $422 million. The following table summarizes the funded status of the Company's decommissioning obligation at Dec. 31, 1996:

(Thousands of dollars)                                                    1996
Estimated decommissioning cost
 obligation from most recent
 approved study (1993 dollars)                                      $  750 824
Effect of escalating costs
 to 1996 dollars (at 4.5% per year)                                    105 991
Estimated decommissioning
 cost obligation in current dollars                                    856 815
Effect of escalating costs
 to payment date (at 4.5% per year)                                    987 970
Estimated future decommissioning
 costs (undiscounted)                                               $1 844 785
Effect of discounting obligation
 (using risk-free interest rate)                                    (1 253 038)
Discounted decommissioning cost obligation                             591 747
External trust fund assets at fair value                               260 756
Discounted decommissioning obligation
 in excess of assets currently held
 in external trust                                                  $  330 991

Decommissioning expenses recognized include the following components:

(Thousands of dollars)                            1996        1995        1994
Annual decommissioning cost accrual
 reported as depreciation expense:
  Externally funded                            $33 178     $33 178     $33 188
  Internally funded
   (including interest costs)                    1 268       1 174       1 109
Interest cost on externally
 funded decommissioning obligation               5 246       5 966       3 540
Earnings from external trust funds              (6 294)     (5 620)     (3 539)
Net decommissioning accruals
 recorded                                      $33 398     $34 698     $34 298

Decommissioning and interest accruals are included with the accumulated provision for depreciation on the balance sheet. Interest costs and trust earnings associated with externally funded obligations are reported in Other Income and Expense on the income statement.

The MPUC last approved a nuclear decommissioning study and related nuclear plant depreciation capital recovery request in 1994 based on a 1993 study. Although management expects to operate the Prairie Island units through the end of their licensed lives, the approved capital recovery would allow for the plant to be fully depreciated (including the accrual and recovery of decommissioning costs) in 2008, about six years earlier than the end of its licensed life. The approved recovery period for Prairie Island has been reduced because of the uncertainty regarding used fuel storage, as discussed previously. In October 1996, the Company submitted to the MPUC a revised nuclear decommissioning study. The filing recommends no change to current accruals and funding. Approval was received from the MPUC in February 1997. The Company believes future decommissioning cost accruals will continue to be recovered in customer rates.

14.  Commitments and Contingent Liabilities

Legislative Resource Commitments - In 1994, the Minnesota Legislature established several energy resource and other commitments for NSP to fulfill to obtain the Prairie Island temporary nuclear fuel storage facility approval, as discussed in Note 13. The additional commitments, which can be met by building, purchasing or (in the case of biomass) converting generation resources, are:

                            Megawatts                               Contract
Power Type                   Required                               Deadline

 Wind                             100 (1) (Additional)             12/31/96 (2)
 Wind                             100     (Additional)             12/31/98 (3)
 Biomass                           50     (Additional)             12/31/98 (4)
 Wind                             200     (Additional)             12/31/02
 Biomass                           75     (Additional)             12/31/98 (5)

(1) In addition to 25 megawatts of wind generation currently installed
(2)  Contract pending MPUC approval
(3)  Proposals under review by independent evaluator
(4)  Developer selected for 75 megawatts; negotiating contract
(5) Solicited bids for remaining 50 megawatts of the 125-megawatt total biomass requirement

The Company is complying with the requirements of these resource commitments. Twenty-five megawatts of third-party wind generation has been fully operational since May 1994. With respect to the additional 100 megawatts of wind energy to be under contract by the end of 1996, the Company has obtained a site designation from the Minnesota Environmental Quality Board (MEQB), and selected Zond Minnesota Development Corporation II (Zond) to supply the wind energy. The Company resolved a conflict over wind rights and other issues with an unsuccessful bidder and signed an agreement with Zond allowing construction of the 100 megawatts of wind power. In October 1996, NSP issued a request for proposal for another 100-megawatt increment of wind power to fulfill the cumulative 225-megawatt requirement by Dec. 31, 1998. Bids were received on Feb. 7, 1997, and are being evaluated by an independent evaluator. A decision is expected by the summer of 1997.

In July 1996, Minnesota Agri-Power Project was selected to supply 75 megawatts of farm-grown, closed-loop biomass generation resources to be operational to the NSP system by Dec. 31, 2001. The 75 megawatts of biomass generation resources represents Phase I of NSP's legislative commitment to have 125 megawatts of such generation operational by Dec. 31, 2002.

Since 1994, NSP has spent nearly $3 million in a good faith effort to locate an alternate spent fuel storage site in Goodhue County, as required by the 1994 Minnesota Legislature. In 1995, the Company filed documents with the MEQB outlining two alternative Goodhue County sites to be considered for the development of an interim used nuclear fuel storage facility, as the Legislature required. In August 1996, NSP submitted a license application to the Nuclear Regulatory Commission (NRC) for an alternative site in Goodhue County to provide temporary storage for spent nuclear fuel. The application to the NRC was required before casks six through nine could be used at the existing facility for temporary spent nuclear fuel storage. In October 1996, the MEQB terminated the alternate spent fuel storage facility siting process in Goodhue County and certified that NSP has met the requirements necessary to use the casks at the Prairie Island nuclear generating facility. In October 1996, the Prairie Island Dakota Indian Tribe filed suit with the Minnesota Court of Appeals challenging the MEQB actions. NSP is defending the legality of the MEQB's actions. The Tribe also asked that the Court stay the MEQB actions while the lawsuit is pending, which would prevent NSP from using casks six through nine. In November 1996, the Court denied the Tribe's motion for a stay and referred the Tribe to the MEQB. In December 1996, the Tribe then asked that the MEQB stay its actions while the lawsuit is pending. In December 1996, the MEQB denied the Tribe's request for a stay of further loading of casks six through nine. In January 1997, the Tribe again requested the Court stay the MEQB actions during the pendency of the suit. The Company loaded casks six and seven in January 1997. In January 1997, the Court denied the Tribe's motion for a stay. A decision by the Court on the merits is expected in late spring 1997. In November 1996, the Company requested that the NRC put the license application on hold while the Court reviews the lawsuit by the Tribe. In December 1996, the NRC granted the Company's request to suspend review of the application.

Other commitments established by the Legislature include a low-income discount for electric customers, required conservation improvement expenditures and various study and reporting requirements to a legislative electric energy task force. In 1995, the MPUC approved the Company's low-income discount programs in accordance with the statute. The Company has implemented programs to begin meeting the other legislative commitments. The Company's capital commitments, disclosed below, include the known effects of the 1994 Prairie Island legislation. The impact of the legislation on power purchase commitments and other operating expenses is not yet determinable.

Capital Commitments - NSP estimates utility capital expenditures, including acquisitions of nuclear fuel, will be $420 million in 1997 and $2.0 billion for 1997-2001. There also are contractual commitments for the disposal of used nuclear fuel. (See Note 13.)

As of Dec. 31, 1996, NRG is contractually committed to additional equity investments of approximately $37 million in 1997 and approximately $200 million for 1997-2001 for various international power generation projects. In addition, in 1996 NRG has provided a $10 million loan commitment to a wholly owned subsidiary of NRG Generating (U.S.) Inc. (NRGG), an unconsolidated affiliate of NRG, in order for the NRGG subsidiary to fund its capital contribution to a cogeneration project currently under construction. No funds have been disbursed to date on the commitment. However, NRG expects to fund this loan sometime in 1997. Also in 1996, NRG executed an agreement whereby NRG is obligated to provide to NRGG, power generation investment opportunities in the United States over a three-year period. These projects must have in aggregate, over the three-year term, an equity value of at least $60 million or a minimum of 150 net megawatts. In addition, NRG has committed to finance NRGG's investment in the projects to the extent funds are not available to NRGG on comparable terms from other sources.

Leases - Rentals under operating leases were approximately $29 million, $27 million and $24 million for 1996, 1995 and 1994, respectively. Future commitments under these leases generally decline from current levels.

Fuel Contracts - NSP has contracts providing for the purchase and delivery of a significant portion of its current coal, nuclear fuel and natural gas requirements. These contracts, which expire in various years between 1997 and 2013, require minimum contractual purchases and deliveries of fuel, and additional payments for the rights to purchase coal in the future. In total, NSP is committed to the minimum purchase of approximately $415 million of coal, $20 million of nuclear fuel and $385 million of natural gas and related transportation, or to make payments in lieu thereof, under these contracts.
In addition, NSP is required to pay additional amounts depending on actual quantities shipped under these agreements. As a result of FERC Order 636, NSP has been very active in developing a mix of gas supply, transportation and storage contracts designed to meet its needs for retail gas sales. The contracts are with several suppliers and for various periods of time. Because NSP has other sources of fuel available and suppliers are expected to continue to provide reliable fuel supplies, risk of loss from nonperformance under these contracts is not considered significant. In addition, NSP's risk of loss (in the form of increased costs) from market price changes in fuel is mitigated through the cost-of-energy adjustment provision of the ratemaking process, which provides for recovery of nearly all fuel costs.

Power Agreements - The Company has executed several agreements with the Manitoba Hydro-Electric Board (MH) for hydroelectricity. A summary of the agreements is as follows:

                                               Years                 Megawatts
Participation Power Purchase                 1997-2005                     500
Seasonal Diversity Exchanges:
    Summer exchanges from MH                 1997-2014                     150
                                             1997-2016                     200
    Winter exchanges to MH                   1997-2014                     150
                                             1997-2015                     200
                                             2015-2017                     400
                                                  2018                     200

The cost of the 500-megawatt participation power purchase commitment is based on 80 percent of the costs of owning and operating the Company's Sherco 3 generating plant (adjusted to 1993 dollars). The future annual capacity costs for all MH agreements is estimated to be approximately $58 million. These commitments to MH represent about 18 percent of MH's system capability in 1997 and account for approximately 10 percent of NSP's 1997 electric system capability. The risk of loss from nonperformance by MH is not considered significant, and the risk of loss from market price changes is mitigated through cost-of-energy rate adjustments.

The Company has an agreement with Minnkota Power Cooperative for the purchase of summer season capacity and energy. From 1997 through 2001, the Company will buy 150 megawatts of summer season capacity for $12 million annually. From 2002 through 2015, the Company will purchase 100 megawatts of capacity for $10 million annually. Under the agreement, energy will be priced at the cost of fuel consumed per megawatt-hour at the Coyote Generating Station in North Dakota. The Company also has a seasonal (summer) purchase power agreement with Minnesota Power for the purchase of 173 megawatts, including reserves, from 1997-2000. The annual cost of this capacity will be approximately $2 million.

The Company has agreements with several nonregulated power producers to purchase electric capacity and associated energy. The 1997 cost of these commitments for nonregulated installed capacity is approximately $36 million for 379 megawatts of summer capacity. This annual cost will increase to approximately $37 million-$44 million for 1998-2018 and then decrease to approximately $25 million-$29 million for 2019-2027 due to the expiration of existing agreements and an additional agreement for the purchase of 245 to 262 megawatts effective May 1997.

Nuclear Insurance - The Company's public liability for claims resulting from any nuclear incident is limited to $8.9 billion under the 1988 Price-Anderson amendment to the Atomic Energy Act of 1954. The Company has secured $200 million of coverage for its public liability exposure with a pool of insurance companies. The remaining $8.7 billion of exposure is funded by the Secondary Financial Protection Program, available from assessments by the federal government in case of a nuclear accident. The Company is subject to assessments of up to $79 million for each of its three licensed reactors to be applied for public liability arising from a nuclear incident at any licensed nuclear facility in the United States. The maximum funding requirement is $10 million per reactor during any one year.

The Company purchases insurance for property damage and site decontamination cleanup costs with coverage limits of $2.0 billion for each of the Company's two nuclear plant sites. The coverage consists of $500 million from Nuclear Mutual Limited (NML) and $1.5 billion from Nuclear Electric Insurance Limited
(NEIL).

NEIL also provides business interruption insurance coverage, including the cost of replacement power obtained during certain prolonged accidental outages of nuclear generating units. Premiums billed to NSP from NML and NEIL are expensed over the policy term. All companies insured with NML and NEIL are subject to retrospective premium adjustments if losses exceed accumulated reserve funds. Capital has been accumulated in the reserve funds of NML and NEIL to the extent that the Company would have no exposure for retrospective premium assessments in case of a single incident under the business interruption and the property damage insurance coverages. However, in each calendar year, the Company could be subject to maximum assessments of approximately $5 million (five times the amount of its annual premium) and $26 million (generally five times the amount of its annual premium) if losses exceed accumulated reserve funds under the business interruption and property damage coverages, respectively.

Environmental Contingencies - Other long-term liabilities include an accrual of $40 million, and other current liabilities include an accrual of $6 million at Dec. 31, 1996, for estimated costs associated with environmental remediation. Approximately $34 million of the long-term liability and $4 million of the current liability relate to a DOE assessment for decommissioning a federal uranium enrichment facility, as discussed in Note
13. Other estimates have been recorded for expected environmental costs associated with manufactured gas plant sites formerly used by the Company, and other waste disposal sites, as discussed below.

These environmental liabilities do not include accruals recorded (and collected from customers in rates) for future nuclear fuel disposal costs or decommissioning costs related to the Company's nuclear generating plants. (See
Note 13 for further discussion.)

The Environmental Protection Agency (EPA) or state environmental agencies have designated the Company as a "potentially responsible party" (PRP) for 13 waste disposal sites to which the Company allegedly sent hazardous materials. Nine of these 13 sites have been remediated and, consistent with settlements reached with the EPA and other PRPs, the Company has paid $1.7 million for its share of the remediation costs. While these remediated sites will continue to be monitored, the Company expects that future remediation costs, if any, will be immaterial. Under applicable law, the Company, along with each PRP, could be held jointly and severally liable for the total remediation costs of PRP sites. Of the four unremediated sites, the total remediation costs are currently estimated to be approximately $18 million. If additional remediation is necessary or unexpected costs are incurred, the amount could be higher. The Company is not aware of the other parties' inability to pay, nor does it know if responsibility for any of the sites is in dispute. For these four sites, neither the amount of remediation costs nor the final method of their allocation among all designated PRPs has been determined. However, the Company has recorded an estimate of approximately $1.4 million for its share of future costs for these four sites, including $0.6 million, which is expected to be paid in 1997. While it is not feasible to determine the ultimate impact of PRP site remediation at this time, the amounts accrued represent the best current estimate of the Company's future liability. It is the Company's practice to vigorously pursue and, if necessary, litigate with insurers to recover incurred remediation costs whenever possible. Through litigation, the Company has recovered from other PRPs a portion of the remediation costs paid to date. Management believes remediation costs incurred, but not recovered from insurance carriers or other parties, should be allowed recovery in future ratemaking. Until the Company is identified as a PRP, it is not possible to predict the timing or amount of any costs associated with sites, other than those discussed above.

The Wisconsin Company potentially may be involved in the cleanup and remediation at four sites. Two sites are solid and hazardous waste landfill sites in Eau Claire and Amery, Wis. The Wisconsin Company contends that it did not dispose of hazardous wastes in these landfills during the time period in question. Because neither the amount of cleanup costs nor the final method of their allocation among all designated PRPs has been determined, it is not feasible to predict the outcome of these matters at this time. The third site is a landfill in Hudson, Wis., which is one of the PRP waste disposal sites discussed previously as part of the Company's sites. The fourth site, in Ashland, Wis., contains creosote/coal tar contamination. In 1995, the Wisconsin Department of Natural Resources (WDNR) notified the Wisconsin Company that it is a PRP at this site. At this time, the WDNR has determined that the Wisconsin Company is the only PRP at this site. WDNR's consultant is preparing a remedial option study for the entire Ashland site, which includes the Wisconsin Company's portion and two other adjacent portions. Until this study is completed and more information is known concerning the extent of the final remediation required by the WDNR, the remediation method selected, the related costs, the various parties involved, and the extent of the Wisconsin Company's responsibility, if any, for sharing the costs, the ultimate cost to the Wisconsin Company and timing of any payments related to the Ashland site are not determinable. At Dec. 31, 1996, the Company had recorded an estimated liability of $900,000 for future remediation costs associated with the Wisconsin Company-owned portion of the Ashland site. Through Dec. 31, 1996, the Wisconsin Company has incurred approximately $525,000 in actual expenditures, excluding future remediation costs for this site. Based on a recent Public Service Commission of Wisconsin decision to allow recovery of incremental costs incurred for this site in 1997 rates, the Wisconsin Company has recorded a regulatory asset for the accrued and actual expenditures related to the Ashland site. The ultimate cleanup and remediation costs at the Eau Claire, Amery and Ashland sites and the extent of the Wisconsin Company's responsibility, if any, for sharing such costs are not known at this time, but may be significant.

The Company also is continuing to investigate various properties, which it presently or previously owned. The properties were formerly sites of gas manufacturing, gas storage plants or gas pipelines. The purpose of this investigation is to determine if waste materials are present, if they are an environmental or health risk, if the Company has any responsibility for remedial action and if recovery under the Company's insurance policies can contribute to any remediation costs. The Company has already remediated one site, which continues to be monitored. The Company has paid $2.5 million to remediate this site and expects to incur in the future only immaterial monitoring costs related to this remediated site. Another 14 gas sites remain under investigation, and the Company is actively taking remedial action at four of the sites. In addition, the Company has been notified that two other sites eventually will require remediation, and a study was initiated in 1996 to determine the cost and method of cleanup, which is expected to begin in 1997. As of Dec. 31, 1996, the Company has paid $5.4 million on these six active sites and has recorded an estimated liability of approximately $4.8 million for future costs, with payment expected over the next 10 years. This estimate is based on prior experience and includes investigation, remediation and litigation costs. As for the eight inactive sites, no liability has been recorded for remediation or investigation because the present land use at each of these sites does not warrant a response action. While it is not feasible to determine at this time the ultimate costs of gas site remediation, the amounts accrued represent the best current estimate of the Company's future liability for any required cleanup or remedial actions at these former gas operating sites. Management also believes that incurred costs, which are not recovered from insurance carriers or other parties, should be allowed recovery in future ratemaking. During 1994, the Company's gas utility received approval for deferred accounting for certain gas remediation costs incurred at four active sites, with final rate treatment of such costs to be determined in future general gas rate cases.

The Clean Air Act, including the Amendments of 1990 (the Clean Air Act), calls for reductions in emissions of sulfur dioxide and nitrogen oxides from electric generating plants. These reductions, which will be phased in, began in 1995. The majority of the rules implementing this complex legislation has been finalized. NSP has invested significantly over the years to reduce sulfur dioxide emissions at its plants. No additional capital expenditures are anticipated to comply with the sulfur dioxide emission limits of the Clean Air Act. NSP is still evaluating how best to implement the nitrogen oxides standards. The Company's capital expenditures include some costs for ensuring compliance with the Clean Air Act's other emission requirements; other expenditures may be necessary upon EPA's finalization of remaining rules. Because NSP is still in the process of implementing some provisions of the Clean Air Act, its total financial impact is unknown at this time. Capital expenditures for opacity compliance are considered in the capital expenditure commitments disclosed previously. The depreciation of these capital costs will be subject to regulatory recovery in future rate proceedings.

Several of NSP's operating facilities have asbestos-containing material, which represents a potential health hazard to people who come in contact with it. Governmental regulations specify the timing and nature of disposal of asbestos-containing materials. Under such requirements, asbestos not readily accessible to the environment need not be removed until the facilities containing the material are demolished. Although the ultimate cost and timing of asbestos removal is not yet known, it is estimated that removal under current regulations would cost $47 million in 1996 dollars. Depending on the timing of asbestos removal, such costs would be recorded as incurred as operating expenses for maintenance projects, capital expenditures for construction projects, or removal costs for demolition projects.

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

In 1993, a natural gas explosion occurred on the Company's distribution system in St. Paul, Minn. In 1995, the National Transportation Safety Board found little, if any, fault with the Company's actions or conduct. Total damages related to the explosion are estimated to exceed $1 million. The Company has a self-insured retention deductible of $1 million, with general liability coverage of $150 million, which includes coverage for all injuries and damages. Eighteen lawsuits have been filed, including one suit with multiple plaintiffs. In February 1997, NSP settled six of the lawsuits, including all of the death and serious burn cases. Most, if not all, of the settlement will be paid by NSP's insurer. Additional mediation is scheduled for early 1997.
A trial to decide any additional civil liability and the parties responsible for the explosion has been scheduled for May 1997, with the damages portion of the trial scheduled for six months thereafter. The ultimate costs to the Company are unknown at this time.

In late 1996, the Company was named in a class action lawsuit commenced by two NSP commercial customers who claim that the expected energy savings from NSP's lighting efficiency program were misrepresented. The Company denies all liability with respect to the customers' claims. However, the ultimate costs to the Company, if any, are unknown at this time.

15.  Segment Information
                                                        Year Ended Dec. 31
(Thousands of dollars)                         1996          1995         1994
Utility operating income
 before income taxes
  Electric                                 $469 321      $444 687     $399 185
  Gas                                        58 133        48 340       38 361
    Total operating income
     before income taxes                   $527 454      $493 027     $437 546

Utility depreciation
 and amortization
  Electric                                 $279 828      $266 231     $252 322
  Gas                                        26 604        23 953       21 479
    Total depreciation
 and amortization                          $306 432      $290 184     $273 801

Utility capital expenditures
  Electric utility                         $323 532      $317 750     $303 896
  Gas utility                                42 225        37 215       60 183
  Common utility                             20 898        31 057       22 947
    Total utility capital
     expenditures                          $386 655      $386 022     $387 026

Identifiable assets
   Electric utility                      $4 735 330    $4 751 650   $4 634 511
   Gas utility                              649 218       600 738      556 975
     Total identifiable assets            5 384 548     5 352 388    5 191 486
Other corporate assets*                   1 252 352       876 197      758 246
    Total assets                         $6 636 900    $6 228 585   $5 949 732

* Includes equity investments for nonregulated energy projects outside of the United States of $295 million in 1996, $185 million in 1995 and $134 million in 1994.

16.  Summarized Quarterly Financial Data (Unaudited)

                                                 Quarter Ended
                             March 31,     June 30,     Sept. 30,     Dec. 31,
                                  1996         1996          1996         1996

(Thousands of dollars)

Utility operating
 revenues                     $718 709     $592 258      $633 258     $709 981
Utility operating
 income                         89 277       70 801       105 456      100 510
Net income                      67 210       43 382        84 239       79 708
Earnings available
 for common stock               64 149       40 321        81 178       76 646
Earnings per average
 common share                     $.94         $.59         $1.18        $1.11
Dividends declared
 per common share                $.675        $.690         $.690        $.690
Stock prices---high            $53 3/8      $49 5/8       $49 3/4      $49 1/8
            ---low             $47 5/8      $45 1/2       $44 1/2      $45 1/2

                                                 Quarter Ended
                             March 31,     June 30,     Sept. 30,     Dec. 31,
                                  1995         1995          1995         1995

(Thousands of dollars)

Utility operating
 revenues                     $661 167     $589 673      $664 976     $652 768
Utility operating
 income                         87 698       68 162       111 592       78 427
Net income                      68 190       59 811        88 803       58 991
Earnings available
 for common stock               64 989       56 686        85 742       55 929
Earnings per average
 common share                     $.97         $.84         $1.27         $.82
Dividends declared
 per common share                $.660        $.675         $.675        $.675
Stock prices---high            $46 3/4      $47 3/8       $46 7/8      $49 1/2
            ---low             $42 1/2      $42 7/8       $42 1/2      $45 1/8

17.  Merger Agreement with Wisconsin Energy Corporation (WEC)

As previously reported in the Company's Current Report on Form 8-K, dated April 28, 1995, and filed on May 3, 1995, and Quarterly Reports on Form 10-Q, the Company and WEC have entered into an Agreement and Plan of Merger (Merger Agreement), which provides for a business combination involving the Company and WEC in a "merger-of-equals" transaction (the Transaction). See further discussion of the Transaction in the Management's Discussion and Analysis, Factors Affecting Results of Operations-Proposed Merger section.

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

SUMMARIZED PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following summary of unaudited pro forma financial information reflects the adjustment of the historical consolidated balance sheets and statements of income of NSP and WEC to give effect to the Transaction to form Primergy and a new subsidiary structure. The unaudited pro forma balance sheet information gives effect to the Transaction as if it had occurred on Dec. 31, 1996. The unaudited pro forma income statement information gives effect to the Transaction as if it had occurred on Jan. 1, 1996. This pro forma information was prepared from the historical consolidated financial statements of NSP and WEC on the basis of accounting for the Transaction as a pooling of interests and should be read in conjunction with such historical consolidated financial statements and related notes thereto of NSP and WEC. The following information is not necessarily indicative of the financial position or operating results that would have occurred had the Transaction been consummated on the dates for which the Transaction is being given effect, nor is it necessarily indicative of future Primergy operating results or financial position. Completion of the Transaction is subject to numerous conditions, many of which are beyond NSP's control.

Primergy Information - The summarized Primergy pro forma financial information on page 49 reflects the combination of the historical financial statements of NSP and WEC after giving effect to the Transaction to form Primergy. A $154 million pro forma adjustment has been made to conform the presentations of noncurrent deferred income taxes in the summarized pro forma combined balance sheet information as a net liability. The pro forma combined earnings per common share reflect pro forma adjustments to average common shares outstanding in accordance with the stock conversion provisions of the Merger Agreement.

Primergy Pro Forma Financial Information

                                                                     Pro Forma
                                              NSP           WEC       Combined

(Millions of dollars,
 except per share amounts)
As of Dec. 31, 1996:
  Utility Plant---Net                      $4 338        $3 058         $7 396
  Current Assets                              797           566          1 363
  Other Assets                              1 502         1 187          2 535
    Total Assets                           $6 637        $4 811        $11 294

  Common Stockholders' Equity              $2 136        $1 946         $4 082
  Preferred Stockholders' Equity              240            30            270
  Long-Term Debt                            1 593         1 416          3 009
    Total Capitalization                    3 969         3 392          7 361
  Current Liabilities                       1 236           527          1 763
  Other Liabilities                         1 432           892          2 170
    Total Equity & Liabilities             $6 637        $4 811        $11 294

For the Year Ended Dec. 31, 1996:
  Utility Operating Revenues               $2 654        $1 774         $4 428
  Utility Operating Income                   $366          $306           $672
  Net Income, after Preferred
   Dividend Requirements                     $262          $218           $480
  Earnings per Common Share:
    As reported                             $3.82         $1.97
    Using NSP Equivalent
     Shares*                                                             $3.51
    Using Primergy Shares                                                $2.16


* Represents the pro forma equivalent of one share of NSP common stock calculated by multiplying the pro forma information by the conversion ratio of 1.626 shares of Primergy common stock for each share of NSP common stock.

New NSP Information - The following summarized New NSP pro forma financial information reflects the adjustment of NSP's historical financial statements to give effect to the Transaction, including the merger of the Wisconsin Company into Wisconsin Energy Company and the transfer of ownership of all of the other current NSP subsidiaries to Primergy. Due to immateriality, the transfer of certain Wisconsin Company gas distribution properties to New NSP, which is anticipated as part of the merger, has not been reflected in the pro forma amounts.

New NSP Pro Forma Financial Information

                                                           Merger
                                                    Divestitures-    Pro Forma
                                         NSP                  Net      New NSP

(Millions of dollars)
As of Dec. 31, 1996:
  Utility Plant---Net                 $4 338                ($711)      $3 627
  Current Assets                         797                 (178)         619
  Other Assets                         1 502                 (756)         746
    Total Assets                      $6 637              ($1 645)      $4 992

  Common Stockholders'
   Equity                             $2 136                ($812)      $1 324
  Preferred Stockholders'
   Equity                                240                               240
  Long-Term Debt                       1 593                 (514)       1 079
    Total Capitalization               3 969               (1 326)       2 643
  Current Liabilities                  1 236                 (139)       1 097
  Other Liabilities                    1 432                 (180)       1 252
    Total Equity &
     Liabilities                      $6 637              ($1 645)      $4 992

For the Year Ended Dec. 31, 1996:

  Utility Operating
   Revenues                           $2 654                ($221)      $2 433
  Utility Operating Income              $366                 ($63)        $303
  Net Income, after Preferred
   Dividend Requirements                $262                 ($57)        $205

Item 9 - Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure

     During 1996 there were no disagreements with the Company's independent public accountants on accounting procedures or accounting and financial disclosures.

PART III
Item 10 - Directors and Executive Officers of the Registrant

(a)

CLASS II -- Nominees for Terms Expiring in 2000

Richard M. Kovacevich         Chairman and Chief Executive Officer, Norwest
Age 53                        Corporation, Minneapolis, Minnesota, a holding
Director Since 1990           company for banking institutions, since January
Member of Finance and         31, 1997.  Prior thereto, Chairman, President
Power Supply Committees       and Chief Executive Officer, since May 1, 1995,
                              President and Chief Executive Officer, since
                              January 1, 1993, and President and Chief
                              Operating Officer, since January 1, 1989.
                              Also director of Dayton Hudson Corporation,
                              Norwest Corporation, Petsmart, Inc. and
                              ReliaStar Financial Corp.

Douglas W. Leatherdale        Chairman, President and Chief Executive Officer,
Age 60                        The St. Paul Companies, Inc., a worldwide
Director Since 1991           property and liability insurance organization,
Member of Audit and           since May 1, 1990.  Also director of The John
Corporate Management          Nuveen Company and United HealthCare
Committees                    Corporation.

G. M. Pieschel                Chairman of the Board, Farmers and Merchants
Age 69                        State Bank, Springfield, Minnesota, a commercial
Director Since 1978           bank, since January 14, 1993. Prior thereto,
Member of Audit and           Chief Executive Officer and President of Farmers
Finance Committees            and Merchants State Bank.

A. Patricia Sampson           Founder of The Sampson Group, Inc., a management
Age 48                        development and strategic planning consulting
Director Since 1985           business.  She also serves as a consultant with
Member of Audit and           Dr. Sanders and Associates, a management and
Finance Committees            diversity consulting company, since January 1,
                              1995. Prior thereto, Chief Executive Officer, since July 1993 and Executive Director, since
                              October 1986, Greater Minneapolis Area Chapter of the American Red Cross.

CLASS III -- Directors Whose Terms Expire in 1998

H. Lyman Bretting             President and Chief Executive Officer, C.G.
Age 60                        Bretting Manufacturing Company, Inc., Ashland,
Director Since 1990           Wisconsin, a manufacturer of napkin and paper
Member of Finance             towel folding machines. Also director of M&I
and Power Supply              National Bank of Ashland and Northern States
Committees                    Power Company (Wisconsin), a wholly-owned
                              subsidiary of the Company.

David A. Christensen          President and Chief Executive Officer, Raven
Age 62                        Industries, Inc., Sioux Falls, South Dakota, a
Director Since 1976           manufacturer of reinforced plastics, electronic
Member of Corporate           equipment and sewn products. Also director of
Management and Power          Norwest Corporation and Raven Industries, Inc.
Supply Committees

Allen F. Jacobson             Retired effective November 1, 1991 as Chairman
Age 70                        and Chief Executive Officer, Minnesota Mining
Director Since 1983           and Manufacturing Company (3M). Also director
Member of Corporate           of Abbot Laboratories, Deluxe Corporation,
Management and Power          Minnesota Mining and Manufacturing Company,
Supply Committees             Mobil Corporation, Potlatch Corporation,
                              Prudential Insurance Company of America, Sara
                              Lee Corporation, Silicon Graphics, Inc., U.S.
                              West, Inc., and Valmont Industries, Inc.

Margaret R. Preska            Distinguished Service Professor, Minnesota State
Age 59                        Universities, since February 1, 1992. Prior
Director Since 1980           thereto, President, Mankato State University,
Member of Corporate           Mankato, Minnesota, an educational institution.
Management and Power
Supply Committees

CLASS I -- Directors Whose Terms Expire in 1999

W. John Driscoll              Retired effective June 30, 1994 as Chairman of
Age 68                        the Board, Rock Island Company, St. Paul,
Director Since 1974           Minnesota, a private investment company, in
Member of Audit and           which capacity he had served since May 15, 1993.
Corporate Management          Prior thereto, President. Also director of
Committees                    Comshare Inc., The John Nuveen Company, The St.
                              Paul Companies, Inc. and Weyerhaeuser Company.

Dale L. Haakenstad            Retired effective December 31, 1989 as President
Age 69                        and Chief Executive Officer, Western States Life
Director Since 1978           Insurance Company, Fargo, North Dakota.
Member of Audit and
Power Supply
Committees

James J. Howard               Chairman, President and Chief Executive Officer
Age 61                        of the Company since December 1, 1994. Prior
Director Since 1987           thereto, Chairman and Chief Executive
Ex-officio member of          Officer of the Company since July 1, 1990.
all Committees                Also director of Ecolab Inc., Honeywell
                              Inc., ReliaStar Financial Corp. and Walgreen
                              Company.

John E. Pearson               Retired effective January 31, 1992 as Chairman,
Age 70                        The NWNL Companies, Inc. and Northwestern
Director Since 1983           National Life Insurance Company, a wholly-owned
Member of Corporate           subsidiary of The NWNL Companies, Inc. in which
Management and                capacity he had served since July 1, 1991. Prior
Finance Committees            thereto, Chairman and Chief Executive Officer,
                              The NWNL Companies, Inc., and Northwestern
                              National Life Insurance Company.

(b)  Reference is made to "Executive Officers" as of March 1, 1997, in Part
     I.

(c) The information called for with respect to the identification of certain significant employees is not applicable to the registrant.

(d) There are no family relationships between the directors and executive officers listed above. There are no arrangements nor understandings between any named officer and any other person pursuant to which such person was selected as an officer.

(e) Each of the officers named in Part I was elected to serve in the office indicated until the meeting of the Board of Directors preceding the Annual Meeting of Shareholders in 1997 and until his or her successor is elected and qualified.

(f) There are no legal proceedings involving directors, nominees for directors, or officers.

Section 16(a) Beneficial Ownership Reporting Compliance

     The Securities Exchange Act of 1934 requires all executive officers and directors to report any changes in the ownership of common stock of the Company to the Securities and Exchange Commission, the New York Stock Exchange and the Company.

     Based solely upon a review of these reports and written representations that no additional reports were required to be filed in 1996, the Company believes that all reports were filed on a timely basis.

Item 11 - Executive Compensation

                    COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth cash and noncash compensation for each of the last three fiscal years ended December 31, 1996, for services in all capacities to the Company and its subsidiaries, to the Chief Executive Officer and the next four highest compensated executive officers of the Company.

SUMMARY COMPENSATION TABLE

                                              ANNUAL COMPENSATION                          LONG-TERM COMPENSATION
                                                                                             AWARDS               PAYOUTS
             (a)                (b)        (c)           (d)             (e)           (f)          (g)           (h)          (i)
                                                                                                 NUMBER OF
                                                                        OTHER      RESTRICTED   SECURITIES
                                                                       ANNUAL         STOCK     UNDERLYING     LTIP       ALL OTHER
                                                                    COMPENSATION     AWARDS       OPTIONS     PAYOUTS   COMPENSATION
NAME AND PRINCIPAL POSITION     YEAR    SALARY($)    BONUS($)(1)       ($)(2)        ($)(3)    AND SARS (#)   ($)(4)       ($)(5)
JAMES J. HOWARD(6)              1996     622,000       401,000          7,610        478,940      15,264         0         20,056
Chairman, President &           1995     565,000       400,000          8,476        328,830      15,522         0          5,930
Chief Executive Officer         1994     511,300       317,800          3,504        240,311      15,150         0          9,056

EDWARD J. MCINTYRE              1996     241,000       105,000            985        108,450       4,968         0          4,378
Vice President & Chief          1995     222,000       102,000          3,165         75,369       5,123         0          3,274
Financial Officer               1994     205,600       102,700          2,465         61,680       5,117         0          6,438

LOREN L. TAYLOR                 1996     215,000        84,000          1,312         96,750       4,432         0          5,201
President, NSP Electric         1995     200,000        93,000          2,008         67,900       4,615         0         10,763
                                1994     174,583        55,000          1,046         40,942       3,455         0          3,166

DOUGLAS D. ANTONY(7)            1996     215,000       111,000            900         96,750       4,432         0          6,504
President,                      1995     200,000       107,000          1,025         67,900       4,615         0          2,290
NSP Generation                  1994     163,893        75,100          1,025         41,837       2,942         0          4,419

GARY R. JOHNSON                 1996     214,000        86,000          1,074         96,300       4,411         0          7,124
Vice President, General         1995     198,000        89,000          1,074         67,221       4,569         0          2,422
Counsel and                     1994     183,600        81,700          9,945         55,080       4,570         0          3,672
Corporate Secretary


(1) This column consists of awards made to each named executive under the Company's Executive Incentive Compensation Plan.

(2) This column consists of reimbursements for taxes on certain personal benefits received by the named executives.

(3) Amounts shown in this column reflect the market value of the shares of restricted stock awarded under the LTIP, except with respect to Mr. Antony's additional award (discussed below) and are based on the closing price of the Company's common stock on the date that the awards were made. Restricted shares earned for 1996 under the Company's LTIP were granted on January 22, 1997 based on the performance period ending September 30, 1996. As of December 31, 1996, the named executives held the following as a result of grants under the LTIP: Mr. Howard held 9,543 restricted shares at a market value of $437,785; Mr. McIntyre held 2,266 restricted shares at a market value of $103,952; Mr. Antony held 1,877 restricted shares at a market value of $86,107; Mr. Taylor held 1,866 restricted shares at a market value of $85,636 and Mr. Johnson held 2,022 restricted shares at a market value of $92,759. The restricted stock awards vest one year after the date of grant with respect to fifty (50%) of the shares and two years after such date with respect to the remaining shares, conditioned upon the continued employment of the recipient with the Company. Non-preferential dividends are paid on the restricted shares.

    Mr. Antony received an additional 2,200 shares of restricted stock during 1994, which as of December 31, 1996, had a market value of $56,626. These additional shares vested with respect to 50% of the shares since Mr. Antony had been continually employed by the Company on October 26, 1996. The remainder of the shares were forfeited on February 3, 1997 due to Mr. Antony's resignation from the Company prior to October 26, 1998, the date on which the remainder would have vested.

    The total number of restricted shares awarded during the years 1994, 1995 and 1996 are as follows: 14,540 shares for Mr. Howard, 3,613 shares for Mr. McIntyre, 4,817 shares for Mr. Antony, 2,637 shares for Mr. Taylor and 3,146 shares for Mr. Johnson.

(4) The Company had no LTIP payouts in 1996.

(5) This column consists of the following: $1,812.89 was contributed by the Company for the Employee Stock Ownership Plan (ESOP) for each named executive officer (the Company contribution on behalf of all ESOP participants, including the named executive officers, was equal to 1.20% of their covered compensation); the value to each named executive of the remainder of insurance premiums paid under the Officer Survivor Benefit Plan by the Company: $14,233 for Mr. Howard, $617 for Mr. McIntyre, $3,093 for Mr. Johnson, $0 for Mr. Taylor and $3,112 for Mr. Antony (these figures show an increase over prior years for all of the named executive officers, except Mr. Taylor, due to a change in the methodology used by Mullin Consulting, Inc. for determining the actuarial estimate of the annual value of each named executive's interest in the Officer Survivor Benefit Plan life insurance policy); imputed income as a result of life insurance paid by the Company on behalf of each named executive:
    $3,110 for Mr. Howard, $453 for Mr. McIntyre, $548 for Mr. Johnson,
    $0 for Mr. Taylor and $679 for Mr. Antony; Company matching 401(k) plan contribution of $900 to each named executive; and, earnings accrued under the Company Deferred Compensation Plan to the extent such earnings exceeded the market rate of interest (as prescribed pursuant to the SEC rules), which was $0 for Mr. Howard, $595 for Mr. McIntyre, $770 for Mr. Johnson, $2,488 for Mr. Taylor and $0 for Mr. Antony.

(6) Effective as of the completion of the Mergers, Mr. Howard has entered into an employment agreement with Primergy Corporation pursuant to which he will serve as the Chairman and Chief Executive Officer of Primergy for a specified period and will thereafter serve only as Chairman of the Board. Mr. Howard will receive an annual base salary, short-term and long-term incentive compensation (including stock options and restricted stock) and supplemental retirement benefits no less than he received before the completion of the Mergers, as well as life insurance providing a death benefit of three times his annual base salary. Mr. Howard also will be entitled to retirement and welfare benefits on the same basis as other executives, and certain fringe benefits.

(7) Mr. Antony has retired from the Company effective February 3, 1997.

                 OPTIONS AND STOCK APPRECIATION RIGHTS (SARS)

The following table indicates for each of the named executives (i) the extent to which the Company used stock options and SARs for executive compensation purposes in 1996 and (ii) the potential value of such options and SARs as determined pursuant to the SEC rules.

OPTIONS AND SARS GRANTED IN 1996

                                                                              POTENTIAL REALIZABLE
                                                                                     VALUE
                                                                            AT ASSUMED ANNUAL RATES
                                                                                 OF STOCK PRICE
                                                                                  APPRECIATION
                            INDIVIDUAL GRANTS                                   FOR OPTION TERM
     (a)             (b)              (c)           (d)          (e)           (f)           (g)
                                  % OF TOTAL
                                  OPTIONS AND
                   OPTIONS/          SARS        EXERCISE
                     SARS         GRANTED TO      OR BASE
                  GRANTED(1)       EMPLOYEES       PRICE      EXPIRATION
     NAME            (#)            IN 1996       ($/SH)         DATE        5%($)(2)     10%($)(2)
J. Howard       15,264 options       5.80%        50.9375      1/24/06       488,972      1,239,151
E. McIntyre      4,968 options       1.89%        50.9375      1/24/06       159,147        403,308
G. Johnson       4,411 options       1.68%        50.9375      1/24/06       141,303        358,091
L. Taylor        4,432 options       1.68%        50.9375      1/24/06       141,976        359,795
D. Antony        4,432 options       1.68%        50.9375      1/24/06       141,976        359,795

(1) Options were granted on January 24, 1996 and vested on January 24, 1997. No SARs were awarded for 1996.

(2) The hypothetical potential appreciation shown in columns (f) and (g) for the named executives is required by the SEC rules. The amounts in these columns do not represent either the historical or anticipated future performance of the Company's common stock level of appreciation.

The following table indicates for each of the named executives the number and value of exercisable and unexercisable options and SARs as of December 31, 1996.

                 AGGREGATED OPTION AND SAR EXERCISES IN 1996
                         AND FY-END OPTION/SAR VALUE

      (A)              (B)             (C)                     (D)                                   (E)
                                                      NUMBER OF UNEXERCISED           VALUE OF UNEXERCISED IN-THE-MONEY
                      SHARES                       OPTIONS AND SARS AT 12/31/96              OPTIONS AND SARS AT
                   ACQUIRED ON      REALIZED         (#) -- EXERCISABLE (EX)/         12/31/96 ($) -- EXERCISABLE (EX)/
NAME               EXERCISE(#)      VALUE($)           UNEXERCISABLE (UNEX)                 UNEXERCISABLE (UNEX)*
J. Howard               N/A            N/A                    83,095 (ex)                          451,498 (ex)
                                                              15,264 (unex)                             -- (unex)
E. McIntyre             N/A            N/A                    27,641 (ex)                          148,186 (ex)
                                                               4,968 (unex)                             -- (unex)
G. Johnson              N/A            N/A                    19,698 (ex)                           74,951 (ex)
                                                               4,411 (unex)                             -- (unex)
L. Taylor               N/A            N/A                    15,743 (ex)                           55,545 (ex)
                                                               4,432 (unex)                             -- (unex)
D. Antony               N/A            N/A                    13,495 (ex)                           49,839 (ex)
                                                               4,432 (unex)                             -- (unex)

*Share price on December 31, 1996 was $45.875. Unexercisable options were granted on January 24, 1996 at a price of $50.9375. No SARs were granted in 1996.


                          PENSION PLAN TABLE

The following table illustrates the approximate retirement benefits payable to employees retiring at the normal retirement age of 65 years:

                          ESTIMATED ANNUAL BENEFITS FOR YEARS OF SERVICE INDICATED
    AVERAGE
 COMPENSATION                                 YEARS OF SERVICE
   (4 YEARS)         5            10           15           20           25           30
  $   50,000      $  3,500     $  7,000     $ 10,500     $ 14,000     $ 18,000     $ 21,500
     100,000         7,500       15,500       23,000       30,500       38,000       46,000
     150,000        11,500       23,500       35,000       47,000       58,500       70,500
     200,000        16,000       31,500       47,500       63,000       79,000       95,000
     250,000        20,000       40,000       59,500       79,500       99,500      119,500
     300,000        24,000       48,000       72,000       96,000      120,000      144,000
     350,000        28,000       56,000       84,000      112,500      140,500      168,500
     400,000        32,000       64,500       96,500      128,500      160,500      193,000
     450,000        36,000       72,500      108,500      145,000      181,000      217,500
     500,000        40,500       80,500      121,000      161,000      201,500      242,000
     550,000        44,500       89,000      133,000      177,500      222,000      266,500
     600,000        48,500       97,000      145,500      194,000      242,500      291,000
     650,000        52,500      105,000      157,500      210,000      263,000      315,500
     700,000        56,500      113,500      170,000      226,500      283,000      340,000
     750,000        60,500      121,500      182,000      243,000      303,500      364,500
     800,000        65,000      129,500      194,500      259,500      324,000      389,000
     850,000        69,000      138,000      206,500      275,500      344,500      413,500
     900,000        73,000      146,000      219,000      292,000      365,000      438,000
     950,000        77,000      154,000      231,000      308,000      385,500      462,500
   1,000,000        81,000      162,500      243,500      324,500      405,500      487,000
wage base:          $62,700

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

At the end of 1996, each of the executive officers named in the Summary Compensation Table had the following credited service: Mr. Howard, 9.92 years, Mr. Antony, 27.5 years, Mr. Johnson, 18.08 years, Mr. McIntyre, 23.83 years and Mr. Taylor, 23.58 years.

An employment agreement with Mr. Howard provides that he and his spouse, if she survives him, will receive combined benefits from the Pension Plan and supplemental Company payments as though he had completed 30 years of service, less the pension benefits earned from a former employer.

                               SEVERANCE PLAN

The executive officers of the Company, including the named executives, are participants under the NSP Senior Executive Severance Policy which provides for payment of severance benefits to any participant whose employment is terminated after April 28, 1995, the effective date of the Policy, and the second anniversary of the date on which the Mergers are consummated in accordance with the Merger Agreement (or April 28, 2005, if the Mergers are not consummated), if the participant's employment is terminated: (i) by the employer, other than for cause, disability or retirement; (ii) as a result of the sale of a business by the employer if the purchaser of the business does not agree to employ the participant on the same terms and conditions as were in effect before the sale, including comparable severance protection; (iii) or by the participant within 90 days after a reduction in his or her salary, a material and adverse diminishment of his or her duties and responsibilities or of the program of incentive compensation and employee benefits covering the participant, or a relocation of the participant by more than 50 miles.

The severance benefits under the Policy consist of: (i) a cash lump sum payment of three years' salary and annual incentive compensation; (ii) a cash lump sum payment of the actuarial equivalent of the additional retirement benefits the participant would have earned if he or she had remained employed for three more years; (iii) continued medical, dental and life insurance coverage for three years; (iv) outplacement services at a cost of not more than $30,000 or the use of office space and support for up to one year; (v) financial planning counseling for two years; and (vi) transfer of title of the participant's company car, if any, at no cost to the participant. If the foregoing benefits, when taken together with any other payments to the participant, result in the imposition of the excise tax on excess parachute payments, then the severance benefits will be reduced only if the reduction results in a greater after-tax payment to the participant.

                          DIRECTOR COMPENSATION

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

In addition, to more closely align directors' interests with those of NSP's shareholders, non-employee directors participate in the Stock Equivalent Plan for Non-employee directors. Under that Plan, directors receive an annual award of stock equivalent units which each have a value equal to one share of Common Stock of the Company. Stock equivalent units do not entitle a director to vote and are only payable in cash upon a director's termination in service. The stock equivalent units fluctuate in value as the value of Common Stock of the Company fluctuates. Additional stock equivalent units are accumulated upon the payment of and at the same value as dividends declared on Common Stock of the Company. The number of stock equivalents for each non-employee director is listed in the Share Ownership chart which follows.

     SHARE OWNERSHIP OF DIRECTORS, NOMINEES AND NAMED EXECUTIVE OFFICERS

The following table lists the beneficial ownership of NSP Common Stock owned as of March 1, 1997, by the Company's directors and nominees, the named executive officers shown in the Summary Compensation Table that follows and the directors and all executive officers of the Company as a group. None of these individuals own any shares of NSP Preferred Stock.

                                                               ACQUIRABLE
                                                 STOCK           WITHIN      RESTRICTED
NAME OF BENEFICIAL OWNER     COMMON STOCK    EQUIVALENTS(1)    60 DAYS(2)       STOCK         TOTAL
H. Lyman Bretting            1,416                 112            --            --            1,528
David A. Christensen           500                 112            --            --              612
W. John Driscoll             2,000                 112            --            --            2,112
Dale L. Haakenstad             741                 112            --            --              853
James J. Howard             25,426                 --          98,360        13,710         137,497
Allen F. Jacobson              712                 112            --            --              824
Richard M. Kovacevich        1,000                 112            --            --            1,112
Douglas W. Leatherdale         300                 112            --            --              412
John E. Pearson              1,519                 112            --            --            1,631
G. M. Pieschel                 767                 112            --            --              879
Margaret R. Preska             600                 112            --            --              712
A. Patricia Sampson            410                 112            --            --              522
Douglas D. Antony(3)         5,162                 --          17,927         2,785          25,874
Gary R. Johnson              1,684                 --          23,971         2,768          28,423
Edward J. McIntyre           9,147                 --          32,610         3,114          44,871
Loren L. Taylor              5,490                 --          20,070         2,785          28,346

Directors and executive
officers as a group         85,033               1,232        285,539        36,769         401,341



(1) Represents stock units awarded under the Stock Equivalent Plan for Non-employee Directors as of March 1, 1997.


(2) Represents exercisable options and performance units under the Executive Long-Term Incentive Award Stock Plan as of March 1, 1997. Options to purchase Common Stock of the Company which are exercisable within the next 60 days are 96,363 option shares for Mr. Howard, 17,713 option shares for Mr. Antony, 23,656 option shares for Mr. Johnson, 31,972 option shares for Mr. McIntyre and 19,834 option shares for Mr. Taylor. The number of shares that would have been payable upon the exercise of performance units on March 1, 1997 are: 1,997 for Mr. Howard, 214 for Mr. Antony,
    315 for Mr. Johnson, 638 for Mr. McIntyre and 236 for Mr. Taylor.


(3) Mr. Antony has retired from the Company effective February 3, 1997.


Item 13 - Certain Relationships and Related Transactions
None


PART IV
Item 14 - Exhibits, Financial Statement Schedules and Reports on
             Form 8-K

  (a) 1.  Financial Statements                                         Page

            Included in Part II of this report:

              Report of Independent Accountants for the
              years ended Dec. 31, 1996 and 1995.                         67

              Independent Auditors' Report for the year
              ended Dec. 31, 1994.                                        68

              Consolidated Statements of Income
              for the three years ended Dec. 31, 1996.                    69

              Consolidated Statements of Cash Flows for the
              three years ended Dec. 31, 1996.                            70

              Consolidated Balance Sheets, Dec. 31, 1996 and 1995.        71

              Consolidated Statements of Changes in Common
              Stockholders' Equity for the three years ended
              Dec. 31, 1996.                                              72

              Consolidated Statements of Capitalization,
              Dec. 31, 1996 and 1995.                                     73

              Notes to Financial Statements.                              75

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

   2.02* WEC Stock Option Agreement, dated as of April 28, 1995, by and among Northern States Power Company and Wisconsin
          Energy Corporation (Exhibit (2)-2 to Form 8-K dated April 28, 1995, File No. 1-3034).

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

   3.02* Bylaws of the Company as amended Jan. 22, 1992. (Exhibit 3.02 to Form 10-K for the year 1991, File No. 1-3034).

   4.01* Trust Indenture, dated Feb. 1, 1937, from the Company to Harris Trust and Savings Bank, as Trustee. (Exhibit B-7 to File No. 2-
          5290).

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

   4.59* Mar. 1, 1993 (Exhibit 4.01 to Form 8-K dated March 4, 1993, File No. 10-3140).

   4.60* Oct. 1, 1993 (Exhibit 4.01 to Form 8-K dated September 21, 1993, File No. 10-3140).

   4.61* Dec. 1, 1996 (Exhibit 4.01 to Form 8-K dated December 12, 1996, File No. 10-3140).

   4.62* NSP Employee Stock Ownership Plan. (Exhibit 4.60 to Form 10-K for the year 1994, File No. 1-3034).

  10.01* Facilities agreement, dated July 21, 1976, between the Company and the Manitoba Hydro-Electric Board relating to the interconnection of the 500 Kv Line. (Exhibit 5.06I to File No. 2-54310).

  10.02*  Transactions agreement, dated July 21, 1976, between the
          Company and the Manitoba Hydro-Electric Board relating to the interconnection of the 500 Kv Line. (Exhibit 5.06J to File No. 2-54310).

  10.03* Coordinating agreement, dated July 21, 1976, between the Company and the Manitoba Hydro-Electric Board relating to the interconnection of the 500 Kv Line. (Exhibit 5.06K to File No. 2-54310).

  10.04* Ownership and Operating Agreement, dated March 11, 1982, between the Company, Southern Minnesota Municipal Power Agency and United Minnesota Municipal Power Agency concerning Sherburne County Generating Unit No. 3. (Exhibit
          10.01 to Form 10-Q for the quarter ended Sept. 30, 1994, File No. 1-3034).

  10.05* Transmission agreement, dated April 27, 1982, and Supplement No. 1, dated July 20, 1982, between the Company and Southern Minnesota Municipal Power Agency. (Exhibit 10.02 to Form 10-Q for the quarter ended Sept. 30, 1994, File No. 1-3034).

  10.06* Power agreement, dated June 14, 1984, between the Company and the Manitoba Hydro-Electric Board, extending the agreement scheduled to terminate on April 30, 1993, to April 30, 2005. (Exhibit 10.03 to Form 10-Q for the quarter ended Sept. 30, 1994, File No. 1-3034).

  10.07* Power Agreement, dated August 1988, between the Company and Minnkota Power Company. (Exhibit 10.08 to Form 10-K for the year 1988, File No. 1-3034).

  10.08*  Energy Supply Agreement, dated Oct. 26, 1993, between the
          Company and Liberty Paper, Inc. (LPI), relating to the supply of steam and electricity to the LPI container-board facility in Becker, MN. (Exhibit 10.09 to Form 10-K for the year 1993, File No. 1-3034).

Executive Compensation Arrangements and Benefit Plans Covering Executive
Officers

  10.09*  Executive Long-Term Incentive Award Stock Plan.  (Exhibit
          10.10 to Form 10-K for 1988, File No. 1-3034).

  10.10*  Terms and Conditions of Employment - James J Howard,
          President and Chief Executive Officer, effective Feb. 1, 1987, as amended. (Agreement filed as Exhibit 10.11 to Form 10-K for the year 1986, File No. 1-3034, Acknowledgement of Amendment to Terms and Conditions of Employment of James J. Howard filed as Exhibit 10.01 to Form 10-Q for the quarter ended June 30, 1995, File No. 1-3034).

  10.11* Form of NSP Senior Executive Severance Policy, Exhibit 7.10 (a) to the Amended and Restated Agreement and Plan of Merger, dated as of April 28, 1995, as amended and restated as of July 26, 1995, by and among Northern States Power Company, Wisconsin
          Energy Corporation, Northern Power Wisconsin Corp. and WEC
          Sub. Corp. (Exhibit (2)-1 to Northern Power Wisconsin Corp.'s Registration on Form S-4 filed Aug. 7, 1995, File No. 33-61619-
          01).

  10.12* NSP Severance Plan. (Exhibit 10.12 to Form 10-K for the year 1994, File No. 1-3034).

  10.13* NSP Deferred Compensation Plan amended effective Jan. 1, 1993. (Exhibit 10.16 to Form 10-K for the year 1993, File No. 1-3034).

  10.14   Annual Executive Incentive Plan for 1997.

  12.01   Statement of Computation of Ratio of Earnings to Fixed Charges.

  21.01   Subsidiaries of the Registrant.

  23.01 Consent of Independent Accountants - Price Waterhouse LLP, Minneapolis, MN.

  23.02   Independent Auditor's Consent - Deloitte & Touche LLP.

  23.03   Consent of Independent Accountants - Price Waterhouse LLP,
          Milwaukee, WI.

  27.01   Financial Data Schedule.

  99.01   Statement pursuant to Private Securities Litigation Reform Act of
          1995.

  99.02* Press Release, dated May 1, 1995, of NSP (Exhibit (99)-1 to Form 8-K dated April 28, 1995, File No. 1-3034).

  99.03 Unaudited Pro Forma Combined Condensed Balance Sheets for Primergy Corporation at Dec. 31, 1996 and Unaudited Pro Forma Combined Condensed Statements of Income for the three years ended Dec. 31, 1996.

  99.04 Unaudited Pro Forma Condensed Balance Sheet for New NSP at Dec. 31, 1996 and Unaudited Pro Forma Condensed Statements of Income for the three years ended Dec. 31, 1996.

  99.05* Audited Financial Statements of Wisconsin Energy Corporation. (Item 8 of Wisconsin Energy Corporation's Annual Report on Form 10-K for the fiscal year ended Dec. 31, 1996, File No. 1-
          9057).

        (b) Reports on Form 8-K. The following reports on Form 8-K were filed either during the three months ended Dec. 31, 1996, or between Dec. 31, 1996 and the date of this report.

               Nov. 14, 1996 (Filed Nov. 15, 1996) - Item 5.  Other
               Events. Re: Disclosure of NRG Energy, Inc.'s definitive purchase agreement with Bolivian Power Company Limited for the purchase of outstanding common stock.

               Dec. 18, 1996 (Filed Jan. 8, 1997) - Item 5.  Other Events.
               Re: Disclosure of expiration of tender offer for the outstanding shares of Bolivian Power Company Limited.

               Dec. 31, 1996 (Filed Jan. 24, 1997) - Item 5.  Other Events.
               Re: Disclosure of expiration and extension of expired collective bargaining agreements between NSP and NSP represented employees. Disclosure of NSP's 1996 financial results.

               Jan. 21, 1997 (Filed Jan. 21, 1997) - Item 5.  Other Events.
               Re: Disclosure of NSP's non-binding letter of intent with TransCanada Gas Pipeline, Ltd., regarding a proposed expansion and transaction involving Viking Gas Transmission Company.

               Jan. 28, 1997 (Filed Jan. 31, 1997) - Item 5.  Other Events.
               Re: Disclosure of offering by NSP Financing I of
               $200,000,000 of 7 7/8% Trust Originated Preferred
               Securities.


Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NORTHERN STATES POWER COMPANY


March 26, 1997                          /s/

                                        E J McIntyre
                                        Vice President and Chief Financial
                                         Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/                                     /s/

James J Howard                          E J McIntyre
Chairman of the Board,                  Vice President and Chief Financial
 President and Chief                     Officer
 Executive Officer                      (Principal Financial Officer)
(Principal Executive Officer)


/s/                                     /s/

Roger D Sandeen                         H Lyman Bretting
Vice President, Controller and Chief    Director
  Information Officer
(Principal Accounting Officer)


/s/                                     /s/

David A Christensen                     W John Driscoll
Director                                Director


/s/                                     /s/

Dale L Haakenstad                       Allen F Jacobson
Director                                Director



/s/                                     /s/

Richard M Kovacevich                    Douglas W Leatherdale
Director                                Director


/s/                                     /s/

John E Pearson                          G M Pieschel
Director                                Director


/s/                                     /s/

Margaret R Preska                       A Patricia Sampson
Director                                Director

                                 EXHIBIT INDEX

Method of       Exhibit
 Filing           No.       Description

  DT            10.14       Annual Executive Incentive Plan for 1997

  DT            12.01       Statement of Computation of Ratio of Earnings
                            to Fixed Charges

  DT            21.01       Subsidiaries of the Registrant

  DT            23.01       Consent of Independent Accountants -
                            Price Waterhouse LLP, Minneapolis, MN

  DT            23.02       Independent Auditor's Consent -
                            Deloitte & Touche LLP

  DT            23.03       Consent of Independent Accountants -
                            Price Waterhouse LLP, Milwaukee, WI

  DT            27.01       Financial Data Schedule

  DT            99.01       Statement pursuant to Private Securities
                            Litigation Reform Act of 1995.

  DT            99.03       Unaudited Pro Forma Combined Condensed Balance
                            Sheets for Primergy Corporation at Dec. 31, 1996 and Unaudited Pro Forma Combined Condensed
                            Statements of Income for the three years ended
                            Dec. 31, 1996.

  DT            99.04       Unaudited Pro Forma Condensed Balance Sheet for
                            New NSP at Dec. 31, 1996 and Unaudited Pro Forma
                            Condensed Statements of Income for the three years ended Dec. 31, 1996.

DT = Filed electronically with this direct transmission.