Form 10-Q
period 1997-03-31
NORTHERN STATES POWER CO /MN/
filed 1997-05-15
CIK 72903

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                           FORM 10-Q

  X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                              or

     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended  March 31, 1997         Commission File Number    1-3034



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

           Class                       Outstanding at April 30, 1997
Common Stock, $2.50 par value                 69,063,712 shares

                         PART 1.  FINANCIAL INFORMATION

                         Item 1.  Financial Statements

          Northern States Power Company (Minnesota) and Subsidiaries
                 Consolidated Statements of Income (Unaudited)

                                                           Three Months Ended
                                                                March 31
                                                           1997          1996
                                                        (Thousands of dollars)
Utility operating revenues
  Electric.........................................    $519,134      $512,943
  Gas..............................................     223,362       205,766
    Total .........................................     742,496       718,709

Utility operating expenses
  Fuel for electric generation.....................      81,294        76,092
  Purchased and interchange power..................      58,288        62,907
  Cost of gas purchased and transported............     152,019       133,525
  Other operation..................................      88,800        83,263
  Maintenance......................................      43,501        47,068
  Administrative and general.......................      34,628        34,941
  Conservation and energy management...............      17,299        16,190
  Depreciation and amortization....................      79,842        74,651
  Taxes:  Property and general.....................      61,353        60,129
          Current income tax expense...............      46,217        54,827
          Deferred income tax expense..............      (7,023)      (11,954)
          Investment tax credit adjustments
            - net..................................      (2,178)       (2,207)
      Total........................................     654,040       629,432

Utility operating income...........................      88,456        89,277

Other income (expense)
  Equity in earnings of unconsolidated
    affiliate operations...........................       7,176         5,989
  Allowance for funds used during construction
    - equity.......................................       2,314         2,580
  Other income (deductions) - net..................      (3,665)       (3,426)
  Income tax benefits from nonregulated
    operations and nonoperating items..............       6,391         4,029
      Total........................................      12,216         9,172

Income before financing costs......................     100,672        98,449

Financing costs
  Interest on utility long-term debt...............      25,550        25,021
  Other utility interest and amortization..........       4,865         4,999
  Nonregulated interest and amortization...........       4,961         4,065
  Allowance for funds used during
    construction - debt............................      (3,102)       (2,846)
      Total interest charges.......................      32,274        31,239

Distributions on redeemable preferred
  securities of subsidiary trust...................       2,625             0

      Total financing costs........................      34,899        31,239

Net income ........................................      65,773        67,210

Preferred stock dividends and redemption premiums..       3,957         3,061

Earnings available for common stock ...............     $61,816       $64,149

Average number of common and equivalent
  shares outstanding (000's).......................      68,827        68,308

Earnings per average common share..................       $0.90         $0.94

Common dividends declared per share................      $0.690        $0.675


            Consolidated Statements of Retained Earnings (Unaudited)

Balance at beginning of period.....................  $1,340,799    $1,266,026

Net income for period..............................      65,773        67,210

Dividends declared:
  Cumulative preferred stock.......................      (2,809)       (3,061)
  Common stock.....................................     (47,721)      (45,659)

Premium on redeemed preferred stock................      (1,148)            0

Balance at end of period...........................  $1,354,894    $1,284,516



The Notes to Financial Statements are an integral part of the Statements of Income and Retained Earnings.


         Northern States Power Company (Minnesota) and Subsidiaries
                  Consolidated Balance Sheets (Unaudited)


                                                    March 31,    December 31,
                                                         1997            1996
                   ASSETS                             (Thousands of dollars)
Utility Plant
  Electric......................................   $6,820,619      $6,766,896
  Gas...........................................      753,318         750,449
  Common........................................      329,044         331,441
      Total.....................................    7,902,981       7,848,786
    Accumulated provision for depreciation......   (3,681,905)     (3,611,244)
  Nuclear fuel..................................      898,986         892,484
    Accumulated provision for amortization......     (801,325)       (792,146)
      Net utility plant.........................    4,318,737       4,337,880

Current Assets
  Cash and cash equivalents.....................       47,486          51,118
  Customer accounts receivable - net............      297,957         288,330
  Unbilled utility revenues.....................      104,886         147,366
  Other receivables.............................       70,686          83,324
  Fossil fuel inventories - at average cost.....       33,995          45,013
  Materials and supplies inventories -
    at average cost.............................      110,994         109,425
  Prepayments and other.........................       58,639          72,647
    Total current assets........................      724,643         797,223

Other Assets
  Equity investments in nonregulated
    projects and other investments..............      473,717         451,223
  Regulatory assets.............................      342,504         354,128
  External decommissioning fund investments.....      270,693         260,756
  Nonregulated property - net...................      198,184         192,790
  Notes receivable from nonregulated projects...       88,287          75,811
  Other long-term receivables...................       61,054          63,684
  Intangible and other assets...................      121,618         103,405
     Total other assets.........................    1,556,057       1,501,797
      TOTAL ASSETS..............................   $6,599,437      $6,636,900

           LIABILITIES AND EQUITY
Capitalization
  Common stock equity:
    Common stock and premium - authorized
      160,000,000 shares of $2.50 par value,
      issued shares:
      1997 and 1996, 69,063,712.................     $810,918        $811,378
    Retained earnings...........................    1,354,894       1,340,799
    Leveraged common stock held by ESOP.........      (17,322)        (19,091)
    Currency translation adjustments - net......         (656)          2,794
      Total common stock equity.................    2,147,834       2,135,880

  Cumulative preferred stock and premium - authorized
    7,000,000 shares of $100 par value; outstanding
    shares:  1997, 2,000,000; 1996, 2,400,000
    without mandatory redemption................      200,340         240,469
   Mandatorily redeemable preferred securities
     of subsidiary trust - guaranteed by NSP*...      200,000               0
  Long-term debt................................    1,588,870       1,592,568
      Total capitalization......................    4,137,044       3,968,917

Current Liabilities
  Long-term debt due within one year............      119,691         119,618
  Other long-term debt potentially due
    within one year.............................      141,600         141,600
  Short-term debt - primarily commercial paper..      153,780         368,367
  Accounts payable..............................      185,967         236,341
  Taxes accrued.................................      265,633         204,348
  Interest accrued..............................       32,826          34,722
  Dividends payable on common and preferred
    stocks......................................       50,037          50,409
  Accrued payroll, vacation and other...........       78,278          80,995
      Total current liabilities.................    1,027,812       1,236,400

Other Liabilities
  Deferred income taxes.........................      802,758         804,342
  Deferred investment tax credits...............      146,902         149,606
  Regulatory liabilities........................      306,954         302,647
  Postretirement and other benefit obligations..      118,613         114,312
  Other long-term obligations and deferred
    income......................................       59,354          60,676
      Total other liabilities...................    1,434,581       1,431,583

Commitments and Contingent Liabilities  (See Note 4)

        TOTAL LIABILITIES AND EQUITY............   $6,599,437      $6,636,900


The Notes to Financial Statements are an integral part of the Balance Sheets


* As described in Note 3 to Financial Statements, the primary asset of NSP Financing I, a subsidiary trust of NSP, is $200 million principal amount of the Company's 7.875% Junior Subordinated
  Debentures due 2037.


        Northern States Power Company (Minnesota) and Subsidiaries

            CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)



                                                        Three Months Ended
                                                              March 31,
                                                           1997          1996
                                                    (Thousands of dollars)

Cash Flows from Operating Activities:
   Net Income.......................................    $65,773       $67,210
   Adjustments to reconcile net income to
     cash from operating activities:
     Depreciation and amortization..................     87,142        81,643
     Nuclear fuel amortization......................      9,706         9,576
     Deferred income taxes..........................     (6,709)      (13,494)
     Deferred investment tax credits recognized.....     (2,256)       (2,284)
     Allowance for funds used during
       construction - equity........................     (2,314)       (2,580)
     Undistributed equity in earnings of
       unconsolidated affiliate operations..........     (6,060)       (4,761)
     Cash provided by changes in certain working
       capital items................................     63,384        79,077
     Conservation program expenditures - net of
       amortization.................................      6,140          (403)
     Cash provided by changes in other assets and
       liabilities..................................      3,539         4,821

  Net cash provided by operating activities.........    218,345       218,805

Cash Flows from Investing Activities:
   Capital expenditures ............................    (80,052)      (98,571)
   Decrease in construction payables................     (3,402)       (5,485)
   Allowance for funds used during construction
     - equity.......................................      2,314         2,580
   Investment in external decommissioning fund......    (10,505)      (10,036)
   Equity investments, loans and deposits for
     nonregulated projects..........................     (6,593)      (75,933)
   Other investments - net..........................     (8,533)          (75)
  Net cash used for investing activities............   (106,771)     (187,520)

Cash Flows from Financing Activities:
   Change in short-term debt - net issuances
     (repayments)...................................   (214,587)      (47,117)
   Proceeds from issuance of long-term debt - net...          0       125,333
   Repayment of long-term debt......................     (1,953)      (11,017)
   Proceeds from issuance of common stock - net.....          0        16,337
   Proceeds from issuance of redeemable preferred
     securities - net...............................    193,513             0
   Redemption of preferred stock, including
     reacquisition premiums.........................    (41,278)            0
   Dividends paid...................................    (50,901)      (48,875)

  Net cash provided by (used for) financing
    activities......................................   (115,206)       34,661

Net increase (decrease) in cash and cash
  equivalents.......................................     (3,632)       65,946

Cash and cash equivalents at beginning of period....     51,118        28,794

Cash and cash equivalents at end of period..........    $47,486       $94,740


The Notes to Financial Statements are an integral part of the Statements of Cash Flows.


  Northern States Power Company (Minnesota) and Subsidiaries

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of Northern States Power Company (Minnesota) (the Company) and its subsidiaries (collectively, NSP) as of March 31, 1997 and December 31, 1996, the results of its operations for the three months ended March 31, 1997 and 1996, and its cash flows for the three months ended March 31, 1997 and 1996. Due to the seasonality of NSP's electric and gas sales, operating results on a quarterly basis are not necessarily an appropriate base from which to project annual results.

     The accounting policies followed by NSP are set forth in Note 1 to NSP's financial statements in NSP's Annual Report on Form 10-K for the year ended December 31, 1996 (1996 Form 10-K). The following notes should be read in conjunction with such policies and other disclosures in the 1996 Form 10-K.

     Certain reclassifications have been made to 1996 financial information to conform with the 1997 presentation. These reclassifications had no effect on net income or earnings per share as previously reported.

1.   Change in Reporting of Earnings Per Share

     Effective for year-end 1997 financial statements, NSP will be required to present its results of operations on a per share basis in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share
(EPS). This new reporting standard requires a dual presentation of EPS on the face of the income statement, with one calculation assuming no dilution and another assuming full dilution from potential issuance of unexercised stock awards. The SFAS No. 128 method differs from the current approach, under which some dilution from common stock equivalents is assumed in the "primary" EPS calculation. Applying the new method to first quarter 1996 and 1997 results would not change reported EPS. The impact of applying SFAS No. 128 to EPS for other historical periods is expected to be immaterial.

2.   Proposed Business Combination

     On April 28, 1995 NSP and Wisconsin Energy Corporation (WEC) entered into an Agreement and Plan of Merger (the Merger Agreement), which provides for a business combination involving NSP and WEC in a "merger-of-equals" transaction to form Primergy Corporation (Primergy). See further discussion of the proposed business combination in the 1996 Form 10-K and Part II, Item 5-Other Information of this report.

     During 1995, NSP and WEC submitted filings to the Federal Energy Regulatory Commission (FERC), applicable state regulatory commissions and other governmental authorities seeking approval of the proposed merger to form Primergy. The goal of NSP and WEC was to complete the merger by year-end 1996. Approvals were obtained from regulators in Michigan and North Dakota during 1996. However, all necessary regulatory approvals have not yet been obtained and, as a result, the merger has not yet been completed. NSP and WEC continue to pursue regulatory approvals, without unacceptable conditions. The 1997 developments related to the merger are discussed below.

     On March 5, 1997, the Minnesota Office of the Attorney General - Residential Utilities Division, an intervenor in the Minnesota merger case, filed a brief which expressed for the first time opposition to the merger.
On March 20, 1997, the Minnesota Public Utilities Commission (MPUC) heard comments from the parties on the need for additional hearings or other procedures prior to making a decision on the merger. On April 4, 1997, the MPUC decided to hold additional public hearings before it issues a decision on the proposed merger. The MPUC also requested comments on the impact of the merger on the state's ability to restructure the electric utility industry in accordance with 16 restructuring principles adopted by the MPUC. The public hearings and comment period will be completed by June 20, 1997, with a MPUC decision on the merger case expected by late summer 1997.

     In January 1997, a Dane County Circuit Court judge ordered the Public Service Commission of Wisconsin (PSCW) to delay its decision on the merger, pending the results of an investigation regarding alleged prohibited conversations between one of the commissioners and WEC officials. The judge further ordered the PSCW to investigate the allegations. NSP cannot predict when the PSCW will resolve the allegations and proceed with deliberations concerning the proposed merger.

     On Jan. 15, 1997, the United States Department of Justice served its second request for information and documents regarding merger notification under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. NSP and WEC anticipate completing responses to the second request in May 1997. In April 1997, the Nuclear Regulatory Commission (NRC) issued an approval to transfer nuclear operating licenses to New NSP. The order was issued with an expiration date of Sept. 30, 1997; however, an application for an extension of this date can be made, if necessary. In addition, the Company is required to notify the NRC of any transfer of assets exceeding 10 percent of New NSP's consolidated net utility plant, as recorded on New NSP's balance sheet.

     On April 28, 1997, Madison Gas & Electric Company, the Citizens Utility Board of Wisconsin and the Wisconsin Federation of Cooperatives sought to intervene in the proceedings regarding the Primergy transaction before the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935, as amended ("PUHCA"). The intervention, which was filed approximately 11 months after the expiration of the time for such filings, requests, among other things, the SEC: (i) reject the proposed transaction on the grounds that it is contrary to PUHCA, (ii) order NSP and WEC to divest their gas utility properties, or (iii) order a hearing on the efficiency and competitive implications of the proposed transaction. NSP and WEC will oppose the intervention and requests of the intervenors.

     On May 14, 1997, the FERC issued a lengthy Opinion and Order (the Opinion) in connection with the proposed business combination. In the Opinion, the FERC concludes that it cannot approve the proposed merger at this time and that the administrative law judge was incorrect to find that the proposed merger, as conditioned, was consistent with the public interest, the applicable standard under Section 203 of the Federal Power Act. The Opinion states, however, that the participants should be given another opportunity to attempt to reach consensus on the means by which Primergy's post-merger market power may be adequately mitigated and the FERC remands the case to a settlement judge and directs the participants to attempt to reach a resolution of the market power issues. The mechanisms suggested by the FERC for mitigating market power includes possible divestiture of some generation assets. Any such proposed resolution must be submitted to the FERC for its review and approval. The Opinion also approves several contested settlements, provides guidance as to the formation of the independent system operator which the applicants volunteered to form and rules on certain other matters in connection with the proposed merger. NSP and WEC are considering the effects of the FERC ruling.

     The merger filings with each state included a request for deferred accounting treatment and rate recovery of costs incurred in conjunction with the proposed merger. At March 31, 1997, NSP had incurred $27.4 million of costs associated with the proposed merger which have been deferred as a component of Intangible Assets and Other. If the merger is not completed, these costs would be charged to expense.

     Under the Merger Agreement, completion of the merger is subject to numerous conditions, that, unless waived by the affected party, must be met, including but not limited to: the prior receipt of all necessary regulatory approvals without the imposition of materially adverse terms; the accuracy of each party's representations and warranties in the Merger Agreement, other than representations and warranties whose inaccuracy does not result in a material adverse effect on the business, assets, financial condition, results of operations or prospects of such party and its subsidiaries taken as a whole; and no such material adverse effect having occurred, or being reasonably likely to occur, with respect to either party. In addition, the Merger Agreement provides that both WEC and NSP have the right to terminate the Merger Agreement under certain circumstances, including without limiting the foregoing, the inability to fulfill all conditions to the closing of the merger at April 30, 1997 (other than receipt of all regulatory approvals without any materially adverse terms), or the failure to receive all regulatory approvals without any materially adverse terms by Oct. 31, 1997. Prior to April 30, 1997, NSP and WEC entered into an agreement reserving the right for each party to assert, at any time after April 30, 1997, that all conditions to closing (other than receipt of all regulatory approvals without any materially adverse terms) were met or were not met at April 30, 1997.
NSP continues to work with WEC to complete the merger. However, since numerous conditions are beyond its control, NSP cannot state whether all necessary conditions for completion of the merger will occur.

3.   Business Developments

     Unscheduled Plant Outage - The Company's 555-megawatt Monticello nuclear generating plant was taken out of service effective May 9, 1997 and may not return to operation for two to three months. The unscheduled outage represents an acceleration of design changes originally planned to be made in January 1998 during the unit's scheduled refueling outage. However, plant personnel recently discovered that under extreme conditions, suction pressure for emergency cooling pumps may be inadequate. While design calculations indicate that there is an extremely low probability of any equipment failure, the Company has taken this prudent and precautionary step to remove the plant from service early and make the necessary changes. Much of the design change project is expected to be capitalized as a plant addition. The 1998 refueling outage will be rescheduled. During the current plant outage, NSP will continue to serve its customers with electricity generated at other NSP facilities and through power purchases from other sources. The majority of any incremental costs incurred by the Company from replacing the plant's generation is expected to be recovered via fuel adjustment clause rate mechanisms in place.

     Union Agreements - A new three-year collective-bargaining agreement was ratified by the Company's union membership on April 10, 1997. All provisions of this new agreement are effective retroactively to Jan. 1, 1997. The prior agreement had expired Dec. 31, 1996, but was extended to April 30, 1997.

     Issuance of Trust Originated Preferred Securities (TOPrS) - On Jan. 31, 1997, 8,000,000 shares of 7.875 percent TOPrS were issued and sold through NSP Financing I, a statutory business trust formed under Delaware law. The Company owns all of the common equity securities of the trust and, accordingly, the trust is treated as a subsidiary of NSP, with its accounts included in NSP's consolidated financial statements. The business trust was formed for the sole purpose of issuing the TOPrS, and the primary asset of the trust is $200 million of 7.875 percent unsecured Junior Subordinated Debentures issued by the Company and maturing in 2037. NSP Financing I used the proceeds from the sale of $200 million of TOPrS to purchase such Debentures, which are eliminated in NSP's consolidation. The Company used the proceeds from the issuance of such Debentures to redeem $40 million of preferred stock and to repay a portion of outstanding short-term borrowings.

     The quarterly interest and other payment dates for the Debentures coincide with the distribution and other payment dates for the TOPrS. NSP has the right to defer payments of interest on the Debentures by extending the interest payment period, at any time, for up to 20 consecutive quarters. If interest payments on the Debentures are so deferred, distributions on the TOPrS will also be deferred. During any deferral, distributions will continue to accrue with interest thereon. In addition, during any such deferral, NSP may not, except in certain limited circumstances, declare or pay any dividend or other distribution on, or redeem or purchase, any of its capital stock.

     The TOPrS are redeemable by NSP (in whole or in part) from time to time, beginning in 2002, or at any time in the event of certain income tax circumstances. If the debentures are redeemed, the trust must redeem TOPrS having an aggregate liquidation amount equal to the aggregate principal amount of the debentures so redeemed. Upon redemption, holders of the TOPrS are generally entitled to receive a liquidation amount of $25 per share plus accrued and unpaid distributions. The TOPrS must be fully redeemed when the Debentures mature in 2037.

     The payment of distributions related to the TOPrS by NSP Financing I and payments on liquidation of NSP Financing I or the redemption of the TOPrS are guaranteed by NSP (the "Guarantee"), to the extent set forth therein. The Guarantee covers payments of distributions and other payments on the TOPrS only to the extent NSP makes a payment of interest or principal on the Debentures. NSP's obligations under the Debentures and the Guarantee are subordinate and junior in right of payment to certain indebtedness of NSP.

     NRG Investment in Australian Power Plant - NRG Energy, Inc. (NRG) as part of a consortium with CMS Energy Corporation (CMS) and Horizon Energy Australia Investments (Horizon), was the successful bidder in the Australian State of Victoria's privatization of its Loy Yang A power plant, Victoria's largest and Australia's lowest-cost electric generating facility. The consortium agreed to purchase, own and operate the 2,000-megawatt, brown coal-fired Loy Yang A plant and an associated coal mine. The purchase price was (U.S.) $3.67 billion and is expected to be financed 75 percent by long-term project bank debt, with the remaining 25 percent comprised of equity investments from the consortium. NRG will hold a 25.4 percent ownership interest in the consortium, with CMS's independent power subsidiary, CMS Generation, holding a 49.6 percent ownership interest and Horizon holding a 25 percent ownership interest. The consortium closed the transaction and assumed ownership and operating responsibility in early May 1997.

     Loy Yang A is one of the newest and most modern of Victoria's brown coal-fired generating plants, with a high proportion of its electric output committed under power supply contracts through the year 2000. The coal mine has two billion tons of proven coal reserves, enough to serve the coal supply needs for 50 years of the Loy Yang A and Loy Yang B plants. The mine has a profitable supply contract with the 1,000 megawatt Loy Yang B electric generating plant and the exclusive rights to provide coal supplies for a third Loy Yang generating plant, should it be built. Loy Yang A will be jointly managed and operated by CMS and NRG.

4.   Commitments and Contingent Liabilities

     Legislative Resource Commitments - In 1994, the Minnesota Legislature established several energy resource and other commitments for NSP to fulfill as part of its approval of NSP's Prairie Island nuclear generating plant's temporary nuclear fuel storage facility, as discussed in NSP's 1996 Annual Report on Form 10-K. Steps have been taken to fulfill certain of these commitments during 1997 as described below.

     The 1994 Prairie Island legislation requires NSP to have under contract, or in operation, 225 megawatts of wind generation by Dec. 31, 1998. In March 1997, the Company signed two power purchase agreements with Northern Alternative Energy, Inc. for the development of 22.65 megawatts of wind-generated electricity. The agreements are subject to approval by the MPUC. The two contracts will bring the Company's total wind production to 154.65 megawatts. In addition, in April 1997, an independent bid valuation firm selected four developers as finalists in the competitive bid process to supply 100 megawatts of wind energy by mid-1999. When this 100-megawatt increment is completed, the Company's total wind production will be 254.65 megawatts. The Company expects to award the power purchase contract in June 1997.

     On May 13, 1997, the Minnesota Court of Appeals (the Court) affirmed an Order of the Minnesota Environmental Quality Board (MEQB) which authorized the Company to use four additional casks for the storage of spent nuclear fuel at the Prairie Island Nuclear Generating Plant. The Court also affirmed the MEQB's Order which denied a certificate of site compatibility for an alternative site for the storage of spent nuclear fuel in Goodhue County. The Prairie Island Indian Tribe (the Tribe) had filed suit with the Court challenging the MEQB actions in October 1996. The Tribe has until June 12, 1997 to petition the Minnesota Supreme Court for review. Review by the Minnesota Supreme Court is discretionary.

     Nuclear Insurance - The circumstances set forth in Note 14 to NSP's financial statements contained in the 1996 Form 10-K appropriately represent the current status of commitments and contingent liabilities regarding public liability for claims resulting from any nuclear incident.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATION

     On April 28, 1995, the Company and WEC entered into an Agreement and Plan of Merger which provides for a business combination involving the two companies in a "merger-of-equals" transaction. Further information concerning this agreement and proposed transaction and pro forma financial information with respect thereto is included in the 1996 Form 10-K, Note 2 to the Financial Statements and Part II of this report. The following discussion and analysis is based on the financial condition and operations of NSP and does not reflect the potential effects of its combination with WEC.

     Except for the historical statements contained herein, the matters discussed in the following discussion and analysis, including the statements regarding the anticipated impact of the proposed merger, are forward looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate", "estimate", "expect", "objective", "possible", "potential" and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including their impact on capital expenditures; business conditions in the energy industry; competitive factors; unusual weather; changes in federal or state legislation; regulatory decisions regarding the proposed combination of NSP and WEC; the items set forth below under "Factors Affecting Results of Operations;" and the other risk factors listed from time to time by the Company in reports filed with the SEC, including Exhibit 99.01 to this report on Form 10-Q for the quarter ended March 31, 1997.

Results of Operations

     Northern States Power Company's earnings per share for the first quarter ended March 31, 1997, were $.90, down $.04 from the $.94 earned for the same period a year ago. The results of the regulated utility businesses and nonregulated businesses are discussed in more detail later. In addition to the revenue and expense changes, earnings per share have been affected by an increasing average number of common and equivalent shares outstanding due mainly to stock issuance for the Company's dividend reinvestment and stock ownership plans.

Factors Affecting Results of Operations

     In addition to items noted in the 1996 Form 10-K, the historical and future trends of NSP's operating results have been and are expected to be affected by the following factors:

     Nonregulated Business Results - Quarterly results include earnings contributions from nonregulated businesses of $0.11 per share in 1997 and $0.04 per share in 1996. The following summarizes the earnings contributions of NSP's nonregulated businesses:

                                             3 Mos. Ended
                                        3/31/97        3/31/96
        NRG                               $0.10          $0.04
        Eloigne Company                    0.01           0.01
        Cenerprise, Inc. (Cenerprise)     (0.02)         (0.03)
        Other                              0.02           0.02
          Total                           $0.11          $0.04

     Due to the nature of these nonregulated businesses, NSP anticipates that the earnings from nonregulated operations will experience more variability than regulated utility businesses. As discussed below, NSP's nonregulated earnings in the three-month period ended March 31, 1997 are experiencing such variability.

   NRG - NRG's first quarter 1997 earnings increased from the same period one year ago due primarily to a combination of lower business development expenses and higher equity income and tax credits from projects. NRG experienced an increased level of business development costs in late 1995 and in 1996 as it pursued several significant international and domestic projects. Until there is substantial assurance that a project in development will come to financial closure, such costs are expensed. Earnings from NRG projects increased in the first quarter of 1997 mainly due to new projects. NRG acquired its interest in NRG Generating (U.S.) Inc. in early 1996. One unit of the Schkopau power generation facility in Germany began operation in January 1996, and the second unit began operation in late July of 1996. NRG's landfill gas subsidiary, NEO, has been entering into projects since the first quarter of 1996 which are generating higher levels of energy tax credits.

   Cenerprise - Cenerprise's first quarter losses were lower in 1997 compared to the first quarter of 1996 due to losses incurred from gas trading activities in the first quarter of 1996. Cenerprise curtailed its gas trading activity in the second quarter of 1996.

     Estimated Impact of Weather on Regulated Earnings - NSP estimates sales levels under normal weather conditions and analyzes the approximate effect of variations from historical average temperatures on actual sales levels. The following summarizes the estimated impact of weather on actual utility operating results (in relation to sales under normal weather conditions):

                                   Increase (Decrease)
                       Actual            Actual              Actual
                       1997 vs Normal    1996 vs Normal      1997 vs 1996
   Earnings per Share
   for Quarter Ended
   March 31                     $0.03             $0.09            ($0.06)

     Grand Forks Area Flooding - The Company serves approximately 21,000 electric customers, or 1.5 percent of NSP's electric customers and approximately 13,000 gas customers, or 3.1 percent of NSP's gas customers in the flood-devastated Grand Forks area (North Dakota and Minnesota). Flood damage and precautions cut off service to many of these customers on or about April 21, 1997, and the Company is actively participating in the effort to restore service as quickly as possible. The Company is also in the process of reviewing flood damage to its delivery system, estimating costs to rebuild the system and restore service (including costs that may be capitalized in plant), and working with regulators and other agencies to determine how the rebuilding will be funded. In addition to the costs to restore service, the Company expects lower revenues from the affected area in the second quarter of 1997.

First Quarter 1997 Compared with First Quarter 1996

Utility Operating Results

     Electric revenues for the first quarter of 1997 compared with the first quarter of 1996 increased $6.2 million or 1.2%. Retail revenue decreased approximately $2.3 million largely due to a 0.5% decrease in retail electric sales. The decrease in retail electric sales reflects less favorable weather, partially offset by sales growth. Wholesale revenue was impacted by the expected contract terminations of two municipal customers in July 1996, resulting in a $1.5 million decrease. Revenue from sales to other utilities increased by $6.0 million mainly due to an increase in sales volume. Other electric revenues increased by $3.9 million largely due to increases in the transmission of electricity for others.

     Gas revenues for the first quarter of 1997 increased $17.6 million or 8.6% compared with the first quarter of 1996. Gas revenues increased, despite a 3.0% decrease in gas sales volume, due to a 15.5% average price increase. The sales volume decrease is due primarily to less favorable weather in 1997 in comparison to 1996. The price increase is mainly due to rate adjustments for increased purchased gas costs resulting from market changes in wholesale natural gas prices.

     Fuel for electric generation and Purchased and interchange power expense combined increased $0.6 million or 0.4% for the first quarter of 1997 compared with the first quarter of 1996. Fuel expense increased $5.2 million primarily due to greater output from NSP's generating plants and higher average fossil fuel prices. The increased fuel costs were partially offset by lower purchased and interchange power costs of $4.6 million primarily due to fewer outages at NSP's generating plants and lower market purchased power prices.

     Cost of gas purchased and transported for the first quarter of 1997 compared with the first quarter of 1996 increased $18.5 million or 13.9% due to a higher cost of gas partly offset by lower gas sendout. The higher cost of purchased gas reflects changes in market conditions and purchased gas cost adjustments to match expense with rate recovery. The lower sendout primarily is a result of decreased gas sales.

     Other operation, Maintenance and Administrative and general expenses together increased $1.7 million or 1.0% compared with the first quarter of 1996. The cost associated with offering network transmission service (NTS) to qualifying transmission customers, as a result of FERC Order No. 888, added $5.7 million to operation and maintenance costs. Under NTS, NSP and participating customers share the total annual transmission cost for their combined joint-use systems, net of related transmission revenues, based on each company's share of the total network load. Partially offsetting this increase were lower costs for employee benefits, insurance premiums, and storm damage and other line maintenance.

     Conservation and energy management increased in the three-month period ended March 31, 1997 compared to the same period in the prior year due to higher amortization levels and concurrent rate recovery of deferred electric and gas conservation and energy management program costs. These higher amortization levels are consistent with retail electric and gas rate recovery levels in the Company's Minnesota jurisdiction which increased in August 1996 for electric and September 1996 for gas.

     Depreciation and amortization expense increased $5.2 million or 7.0% compared with the first quarter of 1996. The increase is mainly due to increased plant in service between the two periods.

     Property and general taxes for the first quarter of 1997 compared with the first quarter of 1996 increased $1.2 million or 2.0% due primarily to higher payroll and gross earnings taxes, offset by a small decrease in property taxes.

     Utility income taxes for first quarter 1997 compared with first quarter 1996 were $3.7 million less primarily due to lower operating income in the first quarter of 1997.

     Other income (deductions) - net (related to utility operations) decreased $4.1 million in the first quarter of 1997 compared with the first quarter of 1996. The decrease was primarily due to lower interest income from financing programs, higher donations and non-recurring 1996 refund adjustments.

     Interest and amortization on utility debt increased $0.4 million or 1.3% primarily due to higher interest rates on NSP's variable rate long-term debt.

     Distributions on redeemable preferred securities of subsidiary trust increased $2.6 million due to the issuance of new securities in 1997 as discussed in Note 3 to the Financial Statements.

     Preferred stock dividends and redemption premiums increased $0.9 million primarily due to a $1.1 million premium recorded in February 1997 in connection with the redemption of two issues of preferred stock.

Nonregulated Business Results

     NSP's nonregulated operations include many diversified businesses, such as independent power production, gas marketing, industrial heating and cooling, and energy-related refuse-derived fuel production. NSP also has investments in affordable housing projects and several income-producing properties. The following discusses NSP's diversified business results in the aggregate.

     Operating revenues and expenses - The net results of nonregulated businesses are reported in Other Income (Deductions)-Net on the Consolidated Statements of Income. Nonregulated operating revenues decreased $57.4 million in the first quarter of 1997 compared to the first quarter of 1996, to $64.0 million, largely due to Cenerprise's exit from the gas trading business. Nonregulated operating expenses decreased $60.7 million in the first quarter of 1997, to $66.9 million, due primarily to lower gas costs corresponding with Cenerprise's exit from gas trading.

     Equity income - NSP has a less-than-majority equity interest in many nonregulated projects. Consequently, a large portion of NSP's nonregulated earnings is reported as Equity in Earnings of Unconsolidated Affiliate Operations on the Consolidated Statements of Income. Equity income increased in the first quarter of 1997 compared to the first quarter of 1996 by $1.2 million primarily due to new NRG projects, as discussed previously, partially offset by lower equity income from Eloigne and Cenerprise projects.

     Nonregulated interest and amortization increased $0.9 million to $5.0 million due to a full quarter of 1997 interest on the $125 million of long term debt issued by NRG on Jan. 31, 1996.

     Income Taxes - Other Income (Expense) reported on the Consolidated Statements of Income includes income tax benefits related to nonregulated businesses and nonoperating items. The amount of such tax benefits increased in 1997 mainly due to higher levels of tax credits from new NRG projects, as discussed previously, and from new Eloigne projects.

Liquidity and Capital Resources

     The Company had approximately $149 million in commercial paper debt outstanding as of March 31, 1997. Commercial banks currently provide credit lines of approximately $300 million to the Company. These credit lines make short-term financing available in the form of bank loans, letters of credit and support for commercial paper sales. The Company has regulatory approval for up to $474 million in short-term borrowing levels.

     Commercial banks currently provide credit lines of approximately $89.9 million to wholly owned subsidiaries of the Company. At March 31, 1997, approximately $4.9 million in loans against these credit lines were outstanding. In addition, approximately $31.1 million in letters of credit were outstanding, which reduced the available credit lines at March 31, 1997 and therefore approximately $53.9 million of those credit lines remained available at March 31, 1997.

     In January 1997, stock options for the purchase of 286,700 shares were awarded under the Company's Executive Long-Term Incentive Award Stock Plan (the Plan). These options are not exercisable for approximately twelve months after the award date. As of March 31, 1997, a total of 1,350,697 stock options were outstanding, which were considered as potential common stock equivalents for earnings per share purposes. During the first three months of 1997, the Company did not issue any new shares of common stock.

     As discussed in Note 3 to the Financial Statements, in January 1997 NSP issued $200 million in 7.875 percent trust-originated preferred securities that mature in 2037. Approximately $41 million of the proceeds were used in February 1997 to redeem the Company's $6.80 and $7.00 series of preferred stock. The balance of the proceeds were used to repay a portion of outstanding short-term borrowings.

     NRG, to support new projects, is planning to obtain approximately $200 million of permanent financing in the form of NRG preferred securities or long-term debt at the nonregulated subsidiary level. Temporary bridge loans to NRG from investment firms may be used to finance project investments in the short-term until such permanent financing is secured.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     In the normal course of business, various lawsuits and claims have arisen against NSP. Management, after consultation with legal counsel, has recorded an estimate of the probable cost of settlement or other disposition for such matters.

     In 1993, a natural gas explosion occurred on the Company's distribution system in St. Paul, Minn. In 1995, the National Transportation Safety Board found little, if any, fault with the Company's actions or conduct. Total damages related to the explosion exceed $1 million. The Company has a self-insured retention deductible of $1 million, with general liability coverage of $150 million, which includes coverage for all injuries and damages. Eighteen lawsuits were filed, including one suit with multiple plaintiffs. As of May 1997, the Company settled all known claims and lawsuits. The cost to the Company associated with these settlements is the $1 million insurance deductible, which was accrued in a prior year.

     On July 23, 1996, the U.S. Court of Appeals for the District of Columbia Circuit (the Court), in a lawsuit filed by the Company along with other major utilities, unanimously ruled that the Nuclear Waste Policy Act creates an unconditional obligation for the United States Department of Energy (DOE) to begin acceptance of spent nuclear fuel by Jan. 31, 1998. The DOE did not seek U.S. Supreme Court review. On Jan. 31, 1997, the Company along with 30 other electric utilities and 45 state agencies, filed another lawsuit with the Court against the DOE requesting authority to withhold payments to the DOE for the permanent disposal program. On April 30, 1997, the Court ordered the Company and other parties to file a petition seeking an order to compel the DOE to begin accepting spent nuclear fuel by Jan. 31, 1998. In its petition, filed May 7, 1997, the Company and the other parties asked for an order compelling the DOE to begin accepting spent nuclear fuel, as required by the Nuclear Waste Policy Act and the DOE's contracts with the utilities; to develop an enforceable plan for accepting spent nuclear fuel by a date certain; and, allowing utilities to escrow payments into the Nuclear Waste Fund until the DOE begins accepting spent nuclear fuel. The petition if granted, will be significant to NSP and the industry because the DOE will be mandated to take the above-stated actions concerning spent nuclear fuel.

     For discussion of legal proceedings concerning temporary storage of spent nuclear fuel at the Prairie Island Nuclear Generating Plant, see Note 4 to the Financial Statements, incorporated herein by reference.

Item 5.  Other Information

MERGER AGREEMENT WITH WISCONSIN ENERGY CORPORATION

     As previously reported in the Company's Current Report on Form 8-K, dated April 28, 1995 and filed on May 3, 1995, and the 1996 Form 10-K, NSP; WEC; Northern Power Wisconsin Corp., a wholly owned subsidiary of NSP (New NSP); and WEC Sub Corp., a Wisconsin corporation and a wholly owned subsidiary of WEC (WEC Sub) have entered into an Agreement and Plan of Merger (the "Merger Agreement"), which provides for a business combination involving NSP and WEC in a "merger-of-equals" transaction (the Merger Transaction). The Merger Transaction, which was approved by the shareholders of the constituent companies at meetings held on Sept. 13, 1995, would be permitted to close under the Merger Agreement shortly after all of the conditions to the consummation of the Merger Transaction, including obtaining applicable regu-latory approvals, are met or waived. The initial goal of NSP and WEC was to receive approvals from the regulatory authorities and complete the merger by the end of 1996. However, as discussed in Note 2 to the Financial Statements, all necessary regulatory approvals have not yet been obtained, and as a result, the merger has not been completed. NSP and WEC continue to pursue regulatory approvals, without unacceptable conditions, to permit completion of the merger.

     In the Merger Transaction, as the holding company of the combined enterprise, Primergy will be registered under the Public Utility Holding Company Act of 1935, as amended and will be the parent company of the operations of both NSP (which, for regulatory reasons, will reincorporate in Wisconsin) and of WEC's present principal utility subsidiary, Wisconsin Electric Power Company (WEPCO) which will be renamed "Wisconsin Energy Company." It is anticipated that, at the time of the Merger Transaction, except for certain gas distribution properties transferred to the Company, NSP's Wisconsin Company will be merged into Wisconsin Energy Company and that NSP's other subsidiaries will become subsidiaries of Primergy.

     As noted above, pursuant to the Merger Transaction, NSP will reincorporate in Wisconsin for regulatory reasons. This reincorporation will be accomplished by the merger of NSP into New NSP, with New NSP being the surviving corporation and succeeding to the business of NSP as an operating public utility. At the time of such merger, WEC Sub will be merged with and into New NSP, with New NSP being the surviving corporation and becoming a subsidiary of Primergy. Both New NSP and WEC Sub were created to effect the Merger Transaction and will not have any significant operations, assets or liabilities prior to such mergers. Under the proposed business combination, current common stockholders of NSP would receive 1.626 shares of Primergy common stock for each share of NSP common stock owned, and current bondholders and preferred stockholders of NSP will become investors in New NSP.

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

     The allocation between NSP and WEC and their customers of the estimated cost savings, resulting from the Merger Transaction, net of the costs incurred to achieve such savings, will be subject to regulatory review and approval. None of the estimated cost savings, the costs to achieve such savings or the transaction costs have been reflected in the summarized pro forma financial information. A pro forma adjustment has been made to conform the presentations of noncurrent deferred income taxes in the summarized pro forma combined balance sheet information as a net liability. The pro forma combined earnings per common share reflect pro forma adjustments to average common shares outstanding in accordance with the stock conversion provisions of the Merger Agreement.

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

                                 NSP          WEC        Pro Forma
PRIMERGY CORP:              (As Reported)  (As Reported) Combined
                           (in millions, except per share amounts)
As of March 31, 1997:
 Utility Plant-Net                $4,319       $3,063       $7,382
 Current Assets                      724          557        1,281
 Other Assets *                    1,556        1,204        2,604
   Total Assets                   $6,599       $4,824      $11,267

 Common Stockholders' Equity      $2,148       $1,965       $4,113
 Preferred Securities                400           30          430
 Long-Term Debt                    1,589        1,409        2,998
   Total Capitalization            4,137        3,404        7,541
 Current Liabilities               1,028          517        1,545
 Other Liabilities *               1,434          903        2,181
   Total Equity & Liabilities     $6,599       $4,824      $11,267

For the Three Months Ended
 March 31, 1997:
 Utility Operating Revenues         $742         $511       $1,253
 Utility Operating Income            $88          $66         $154
 Net Income, after Preferred
   Dividend Requirements             $62          $45         $107
 Earnings per Common Share:
   As reported                      $.90         $.40           --
   NSP Equivalent Shares              --           --         $.78
   Primergy Shares                    --           --         $.48

* Combined amount includes a $156 million pro forma adjustment to conform the presentation of noncurrent deferred taxes as a net liability.

                                            Merger
                                NSP      Divestitures    Pro Forma
NEW NSP:                   (As Reported)     Net          New NSP
                              (in millions)
As of March 31, 1997:
 Utility Plant-Net                $4,319        ($710)      $3,609
 Current Assets                      724         (148)         576
 Other Assets                      1,556         (797)         759
   Total Assets                   $6,599      ($1,655)      $4,944

 Common Stockholder's Equity      $2,148        ($858)      $1,290
 Preferred Securities                400           --          400
 Long-Term Debt                    1,589         (504)       1,085
   Total Capitalization            4,137       (1,362)       2,775
 Current Liabilities               1,028         (107)         921
 Other Liabilities                 1,434         (186)       1,248
   Total Equity & Liabilities     $6,599      ($1,655)      $4,944

For the Three Months Ended
 March 31, 1997:
 Utility Operating Revenues         $742         ($72)        $670
 Utility Operating Income            $88         ($19)         $69
 Net Income, after Preferred
   Dividend Requirements             $62         ($20)         $42

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

The following Exhibits are filed with this report:

   27.01     Financial Data Schedule for the three months ended March 31,
             1997.

   99.01 Statement pursuant to Private Securities Litigation Reform Act of 1995.

(b)  Reports on Form 8-K

     The following reports on Form 8-K were filed either during the three months ended March 31, 1997, or between March 31, 1997 and the date of this report:

   December 18, 1996 (Filed January 8, 1997) - Item 5. Other Events. NRG's announcement of the expiration of its tender offer for all of the outstanding shares of Compania Boliviana de Energia Electrica S.A. - Boliviana Power Company Limited (COBEE). The percent of the shares validly tendered was 95 percent.

   December 31, 1996 (Filed January 24, 1997)- Item 5. Other Events. Disclosure of the expiration of collective bargaining agreements between NSP and represented NSP employees and agreement to extend the terms of the agreement to Feb. 28, 1997. Disclosure of NSP's 1996 financial results.
   Item 7. Exhibit containing portions of the Investor Relations Release announcing 1996 financial results.

   January 21, 1997 (Filed January 21, 1997) - Item 5. Other Events. Disclosure of announcement of a non-binding letter of intent with TransCanada Pipelines, Limited regarding a proposed expansion and transaction involving Viking. Item 7. Exhibit containing the information release by NSP concerning the proposed pipeline expansion.

   January 28, 1997 (Filed January 31, 1997) - Item 5. Other Events. Filing of exhibits in connection with the offering by NSP Financing I of 8,000,000 7 7/8% Trust Originated Preferred Securities (TOPrS). Item 7. Exhibits associated with the TOPrS offering.

   April 22, 1997 (Filed April 22, 1997) - Item 5. Other Events. Disclosure of a consortium, including NRG, as the successful bidder in the purchase of the Australian State of Victoria's Loy Yang A power plant for $3.67 billion. Item 7. Exhibit containing the news release from NRG concerning the Loy Yang A power plant purchase.


                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                NORTHERN STATES POWER COMPANY
                                (Registrant)



                                /s/
                                Roger D. Sandeen
                                Vice President and Controller




                                /s/
                                Edward J. McIntyre
                                Vice President and Chief Financial Officer


Date:  May 15, 1997

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