Form 10-Q
period 1997-06-30
NORTHERN STATES POWER CO /MN/
filed 1997-08-13
CIK 72903

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                      FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                          or

   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended  June 30, 1997               Commission File Number  1-3034


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

        Class                            Outstanding at July 31, 1997
Common Stock, $2.50 par value                      69,292,619 shares

Item 1.  Financial Statements

                   Northern States Power Company (Minnesota) and Subsidiaries
                       Consolidated Statements of Income (Unaudited)

                                  Three Months Ended     Six Months Ended
                                      June 30                June 30
                                  1997      1996          1997      1996
                                             (Thousands of dollars)
Utility operating revenues
Electric...................   $518,042   $506,763  $1,037,177  $1,019,706
Gas........................     76,281     85,495     299,643     291,262

Total......................    594,323    592,258   1,336,820   1,310,968

Utility operating expenses
 Fuel for electric
   generation..............     68,147    70,128      149,441     146,220
 Purchased and interchange
   power...................     72,024    59,789      130,312     122,695
 Cost of gas purchased and
   transported.............     42,379    51,505      194,399     185,030
 Other operation...........     93,659    81,795      182,459     165,058
 Maintenance...............     40,736    40,326       84,238      87,394
 Administrative and general     36,316    40,419       70,943      75,359
 Conservation and energy
   management..............     16,009    13,788       33,308      29,979
 Depreciation and
   amortization............     80,649    76,093      160,491     150,746
 Taxes:Property and General     56,244    59,786      117,597     119,914
       Current income......     26,943    32,493       73,160      87,320
       Deferred income.....     (2,191)   (2,467)      (9,214)    (14,421)
       Investment tax
         credits recognized     (2,178)   (2,198)      (4,356)     (4,405)

   Total...................    528,737   521,457    1,182,778   1,150,889

Utility operating income...     65,586    70,801      154,042     160,079

Other income (expense)
 Equity in earnings of un-
   consolidated affiliates.      4,789     6,142       11,966      12,131
 Allowance for funds used
   during construction -
   equity..................      1,507     1,542        3,821       4,123
 Merger costs..............    (29,005)        0      (29,005)          0
 Other income (deductions)
   - net...................     (1,558)   (4,969)      (5,223)     (8,396)
 Income taxes on non-
   regulated operations and
   non-operating items.....     16,811     3,210       23,201       7,238

  Total ...................     (7,456)    5,925        4,760      15,096

Income before financing
  costs....................     58,130    76,726      158,802     175,175

Financing costs
 Interest on utility long-
   term debt...............     25,698    25,355       51,248      50,376
 Other utility interest and
   amortization.............     5,029     5,597        9,894      10,596
 Nonregulated interest and
   amortization.............     8,044     4,867       13,005       8,932
 Allowance for funds used
   during construction -
   debt.....................    (2,832)   (2,475)      (5,934)     (5,321)

   Total interest charges...    35,939    33,344       68,213      64,583

 Distributions on redeemable
   preferred securities of
   subsidiary trust.........     3,938       -          6,563         -

Total financing costs.......    39,877    33,344       74,776     64,583

Net Income .................    18,253    43,382       84,026    110,592

Preferred stock dividends and
  redemption premiums .......    2,371     3,061        6,328      6,123

Earnings available for common
  stock......................  $15,882   $40,321      $77,698   $104,469

Average number of common and
  equivalent shares
  outstanding (000's)........   68,871    68,661       68,849     68,486

Earnings per average common
  share*.....................    $0.23     $0.59        $1.13      $1.53

Common dividends declared per
  share....                     $0.705    $0.690       $1.395     $1.365

Consolidated Statements of Retained Earnings (Unaudited)

Balance at beginning of
  period...................  $1,354,894 $1,284,516  $1,340,799  $1,266,026

Net income for period......      18,253     43,382      84,026     110,592

Dividends declared:
 Preferred stock...........      (2,371)    (3,061)     (5,180)     (6,123)
 Common stock..............     (48,511)   (47,634)    (96,232)    (93,292)

Premium on redeemed
  preferred stock..........           0          0      (1,148)          0

Balance at end of period...  $1,322,265 $1,277,203  $1,322,265   1,277,203

The Notes to Financial Statements are an integral part of the Statements of Income and Retained Earnings.

* As described in the Management's Discussion and Analysis, earnings for the three and six months ended June 30, 1997, were reduced by $0.25 per share due to the write-off of $29 million in merger related costs.

Northern States Power Company (Minnesota) and Subsidiaries
Consolidated Balance Sheets (Unaudited)

                                          June 30,   December 31,
                                          1997       1996
ASSETS                                    (Thousands of dollars)
Utility Plant
  Electric.....................        $6,878,676      $6,766,896
  Gas..........................           768,751         750,449
  Common.......................           331,319         331,441

      Total....................         7,978,746       7,848,786
    Accumulated provision
      for depreciation.........        (3,757,070)     (3,611,244)
  Nuclear fuel.................           912,209         892,484
    Accumulated provision for
      amortization.............          (811,125)       (792,146)

      Net utility plant........         4,322,760       4,337,880

Current Assets
  Cash and cash equivalents....            53,133          51,118
  Customer accounts receivable
    - net......................           252,767         288,330
  Unbilled utility revenues....            94,512         147,366
  Notes receivable.............            36,147           9,435
  Other receivables............            51,967          73,889
  Fossil fuel inventories -
    at average cost............            36,228          45,013
  Materials and supplies in-
    ventories - at average cost           110,044         109,425
  Prepayments and other........            54,827          72,647

    Total current assets.......           689,625         797,223

Other Assets
  Equity investments in non-
    regulated projects.........           705,035         412,175
  External decommissioning fund
    and other investments......           350,366         299,804
  Regulatory assets............           342,891         354,128
  Nonregulated property - net..           203,623         192,790
  Notes receivable from non-
    regulated projects.........            87,839          75,811
  Other long-term receivables..            55,722          63,684
  Intangible assets - net......            46,731          46,168
  Long-term prepayments and
    deferred charges...........            64,377          57,237

     Total other assets........         1,856,584       1,501,797

      TOTAL ASSETS.............        $6,868,969      $6,636,900

LIABILITIES AND EQUITY
Capitalization
  Common stock equity:
    Common stock and premium -
      authorized 160,000,000
      shares of $2.50 par
      value, issued shares:
      1997,  69,083,289;
      1996, 69,063,712.........         $811,475        $811,378
    Retained earnings..........        1,322,265       1,340,799
    Leveraged common stock held
      by ESOP..................          (15,613)        (19,091)
    Currency translation
      adjustments - net........          (13,845)          2,794

      Total common stock equity        2,104,282       2,135,880

  Cumulative preferred stock
    and premium - authorized
    7,000,000 shares of $100 par
    value; outstanding shares:
    1997, 2,000,000; 1996,
    2,400,000 without
    mandatory redemption.......          200,340        240,469
  Mandatorily redeemable
    preferred securities of sub-
    sidiary trust - guaranteed
    by NSP*....................          200,000          -
  Long-term debt...............        1,839,698      1,592,568

      Total capitalization.....        4,344,320      3,968,917

Current Liabilities
  Long-term debt due within one
    year.......................          118,662        119,618
  Other long-term debt
    potentially due within one
    year.......................          141,600        141,600
  Short-term debt - primarily
    commercial paper...........          302,724        368,367
  Accounts payable.............          185,659        236,341
  Taxes accrued................          136,017        204,348
  Interest accrued.............           32,127         34,722
  Dividends payable on common
    and preferred stocks.......           51,084         50,409
  Accrued payroll, vacation and
    other......................           73,636         80,995

      Total current liabilities        1,041,509      1,236,400

Other Liabilities
  Deferred income taxes........          803,326        804,342
  Deferred investment tax
    credits....................          144,200        149,606
  Regulatory liabilities.......          345,351        302,647
  Postretirement and other
    benefit obligations........          124,153        114,312
  Other long-term obligations
    and deferred income........           66,110         60,676

      Total other liabilities..        1,483,140      1,431,583

Commitments and Contingent Liabilities  (See Note 4)

        TOTAL LIABILITIES AND
          EQUITY...............       $6,868,969     $6,636,900

The Notes to Financial Statements are an integral part of the Balance Sheets.

* As described in Note 2 to Financial Statements, the primary asset of NSP Financing I, a subsidiary trust of NSP, is $200 million principal amount of the Company's 7.875% Junior Subordinated Debentures due 2037.

Northern States Power Company (Minnesota) and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                  Six Months Ended
                                                       June 30,
                                                  1997       1996
                                               (Thousands of dollars)
Cash Flows from Operating Activities:
   Net Income............................      $84,026      $110,592
   Adjustments to reconcile net income to cash from operating activities:
     Depreciation and amortization.......      176,095       165,297
     Nuclear fuel amortization...........       19,506        19,886
     Deferred income taxes...............       (9,145)      (16,461)
     Deferred investment tax credits
       recognized........................       (4,837)       (4,558)
     Allowance for funds used during
       construction - equity.............       (3,821)       (4,123)
     Undistributed equity in earnings of
       unconsolidated affiliate
       operations........................       (4,605)       (9,989)
     Write-off of prior year merger costs       25,289           -
     Cash used for changes in certain
       working capital items.............      (11,174)     (112,470)
     Cash provided by changes in other
       assets and liabilities............       17,067         7,046

  Net cash provided by operating
    activities...........................      288,401       155,220

Cash Flows from Investing Activities:
   Capital expenditures .................     (185,075)     (192,294)
   Decrease in construction payables.....         (710)       (5,243)
   Allowance for funds used during
     construction - equity...............        3,821         4,123
   Investment in external decommissioning
     fund................................      (20,687)      (19,698)
   Equity investments, loans and deposits
     for nonregulated projects...........     (308,429)     (138,823)
   Other investments - net...............       (8,296)          359

  Net cash used for investing activities.     (519,376)     (351,576)

Cash Flows from Financing Activities:
   Change in short-term debt - net
     issuances (repayments)..............      (65,643)      161,558
   Proceeds from issuance of long-term
     debt - net..........................      250,999       126,472
   Repayment of long-term debt, including
     reacquisition premiums..............       (4,436)      (14,107)
   Proceeds from issuance of common stock
     - net...............................          769        30,674
   Proceeds from issuance of redeemable
     preferred securities - net..........      193,315          -
   Redemption of preferred stock,
     including reacquisition premiums....      (41,278)
   Dividends paid........................     (100,736)      (97,965)

  Net cash provided by financing
    activities...........................      232,990       206,632

Net increase in cash and cash equivalents        2,015        10,276

Cash and cash equivalents at beginning of
  period................................        51,118        28,794

Cash and cash equivalents at end of
  period................................       $53,133       $39,070

The Notes to Financial Statements are an integral part of the Statements of Cash Flows.

    Northern States Power Company (Minnesota) and Subsidiaries

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of Northern States Power Company (Minnesota) (the Company) and its subsidiaries (collectively, NSP) as of June 30, 1997 and December 31, 1996, the results of its operations for the three and six months ended June 30, 1997 and 1996, and its cash flows for the six months ended June 30, 1997 and 1996. Due to the seasonality of NSP's electric and gas sales and variability of nonregulated operations, operating results on a quarterly basis are not necessarily an appropriate base from which to project annual results.

  The accounting policies followed by NSP are set forth in Note 1 to the financial statements in NSP's Annual Report on Form 10-K for the year ended December 31, 1996 (1996 Form 10-K). The following notes should be read in conjunction with such policies and other disclosures in the 1996 Form 10-K.

  Certain reclassifications have been made to 1996 financial information to conform with the 1997 presentation. These reclassifications had no effect on net income or earnings per share as previously reported.

1.   Change in Reporting of Earnings Per Share

  Effective for year-end 1997 financial statements, NSP will be required to present its results of operations on a per share basis in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share (EPS). This new reporting standard requires a dual presentation of EPS on the face of the income statement, with one calculation assuming no dilution and another assuming full dilution from potential issuance of unexercised stock awards. The SFAS No. 128 method differs from the current approach, under which some dilution from common stock equivalents is assumed in the "primary" EPS calculation. Applying the new standard to the results for the three and six month periods ended June 30, 1996 and 1997 would not change reported EPS. The impact of applying SFAS No. 128 to other historical periods is expected to be immaterial.

2.  Business Developments

  Termination of Proposed Merger - As discussed in the Company's Form 8-K filed on May 19, 1997, NSP and Wisconsin Energy Corporation (WEC) announced on May 16, 1997 that they mutually agreed to terminate their plans to merge the two companies. As a result of the merger termination, NSP charged to expense in the second quarter of 1997 its share of deferred merger-related costs. On July 31, 1997, the Minnesota Public Utilities Commission (MPUC) approved the Company's request to terminate the merger proceeding. The Company continues to work with state regulatory agencies in Minnesota regarding the final resolution of a regulatory accounting proposal filed concurrently with the merger proceedings. See Management's Discussion and Analysis for discussion of the financial effects of the merger termination.

  Business Interruptions - The Company experienced several events in the second and early third quarters that resulted in interruptions to normal business operations, including flooding, unscheduled plant outages and unusual storm damage. See Management's Discussion and Analysis for discussion of the financial effects of these items.

  Union Agreements - A new three-year collective-bargaining agreement was ratified by the Company's union membership on April 10, 1997. All provisions of this new agreement are effective retroactively to Jan. 1, 1997. The prior agreement had expired Dec. 31, 1996, but was extended to April 30, 1997.

  Issuance of Trust Originated Preferred Securities (TOPrS) - As previously reported, on Jan. 31, 1997, 8,000,000 shares of 7.875 percent TOPrS were issued and sold through NSP Financing I, a statutory business trust formed under Delaware law. The Company owns all of the common equity securities of the trust and, accordingly, the trust is treated as a subsidiary of NSP, with its accounts included in NSP's consolidated financial statements. The business trust was formed for the sole purpose of issuing the TOPrS, and the primary asset of the trust is $200 million of 7.875 percent unsecured Junior Subordinated Debentures issued by the Company and maturing in 2037. NSP Financing I used the proceeds from the sale of $200 million of TOPrS to purchase such Debentures, which are eliminated in NSP's consolidation. The Company used the proceeds from the issuance of such Debentures to redeem $40 million of preferred stock and to repay a portion of outstanding short-term borrowings.

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

  NRG Investments - In May 1997, the Company's wholly owned subsidiary NRG Energy, Inc. (NRG), as part of a consortium with CMS Energy Corporation (CMS) and Horizon Energy Australia Investments, closed on its acquisition of the Australian State of Victoria's Loy Yang A power plant (Loy Yang), Victoria's largest and Australia's lowest-cost electric generating facility. Loy Yang is a 2,000 megawatt, brown coal-fired power station. The acquisition included an adjacent coal mine. The total purchase price was approximately 4.7 billion Australian dollars (or US$3.7 billion as of May 12, 1997). NRG holds a 25.37 percent ownership interest in the consortium. While most of the purchase price was raised through project-financed loans and leveraged leases that are non-recourse to the three partners, NRG paid $257 million for its equity interest in Loy Yang.

  Loy Yang is one of the newest and most modern of Victoria's brown coal-fired generating plants, with a high proportion of its electric output committed under power supply contracts through the year 2000. The coal mine has two billion tons of proven coal reserves, enough to serve the coal supply needs for 50 years of the Loy Yang plant acquired by the consortium and the Loy Yang B plant not included in the acquisition. The mine has a supply contract with the 1,000 megawatt Loy Yang B electric generating plant and the exclusive rights to provide coal supplies for a third Loy Yang generating plant, should it be built. Loy Yang will be jointly managed and operated by CMS and NRG.

  In June 1997, loan financing was obtained for the refurbishment and expansion of the Energy Center Kladno (Kladno) plant in Kladno, the Czech Republic. NRG owns a 34 percent interest in the existing coal-fired electric and thermal energy generating facility that can supply 28 megawatts of electricity and 150 megawatts-thermal of steam and heated water. This project financing will fund the refurbishment of the existing facility as well as the expansion project to add 354 megawatts of new capacity, of which 282 megawatts will be coal-fired and 72 megawatts will be gas-fired. NRG currently holds a 57.85 percent interest in the expansion project and El Paso Energy International and Stredoceska Energeticka (STE), the regional Czech electric distribution company, own the remaining percentage of the expansion. Kladno has executed a 20-year agreement to supply electricity to STE and thermal energy to the district heating company in the city of Kladno. Long-term fuel supply agreements have been made with local Kladno mining companies.

  In June 1997, P.T. Dayalistrik Pratama (PTDP), a limited liability company of which NRG owns 45 percent, signed a coal supply agreement and purchased land for a 400 megawatt coal-fired power generation facility to be built in West Java, Indonesia. NRG's expected equity investment in PTDP is $65 million, with the total project cost of $560 million to be financed by a combination of equity investments, commercial bank debt and capital markets funding. The project is expected to reach financial closing in the third quarter of 1997.

  In July 1997, an NRG affiliate signed an agreement with Millennium Petrochemicals Inc. (Millennium) to develop, finance, construct and operate a 117 megawatt cogeneration plant at Millennium's Morris, Illinois polyethylene manufacturing facility. The plant will provide the facility's steam and electrical needs pursuant to a 25-year contract and would market the excess electric capacity. The natural and process methane gas plant construction is expected to begin in October 1997 with anticipated operations beginning the end of 1998. Millennium will have the right to buy out the contract at fair market values at certain defined points in the contract term. Millennium, a subsidiary of Millennium Chemicals Inc., is the largest domestic producer of polyethylene and a major supplier of performance polymers and select chemicals.

  Since late 1996, NRG has had a right to acquire a 27.75 percent interest in the 390 megawatt Alto Cachapoal hydroelectric complex that is under development in central Chile. Alto Cachapoal is a two-stage "greenfield" project. In the first 195 megawatt stage, Alto Cachapoal plans to sell all of its firm energy to Codelco-El Teniente, the world's largest underground copper mine, pursuant to a 20-year power sales contract. Financial closing for the first stage is expected later in 1997. Along with NRG, Nordic Power Invest AB also has a right to acquire a 27.75 percent interest in the Alto Cachapoal facility from Construction Andrade Gutierrez, the current owner of the project.

  As discussed in the 1996 Form 10-K, an NRG subsidiary has a 50 percent interest in the Sunnyside cogeneration joint venture in Utah, which sells energy and capacity to PacifiCorp under a power purchase agreement with an initial term expiring in 2023. Under the agreement, PacifiCorp is obligated to pay for: energy at prices based on PacifiCorp's avoided cost, base capacity at a levelized fixed price, and additional capacity at escalating fixed prices. The Sunnyside facility has experienced a shortfall in project cash flow attributable primarily to decreased revenues due to avoided energy rates being significantly lower than originally forecasted. In addition, higher fuel costs than originally forecasted may be incurred in the future. These changes in the economic performance of the Sunnyside project have caused NRG to explore its options. In particular, the joint venture has negotiated with PacifiCorp to restructure payments under the power purchase agreement, and the joint venture has discussed a restructuring of the project debt with its bondholders. In the absence of a restructuring of the project's debt, a debt service reserve fund, which has been used to make up cash shortfalls, is expected to be depleted within the next 12 months. There can be no assurance that either PacifiCorp or the bondholders will agree to any restructuring, nor can there be any assurances as to the actions the joint venture may take when and if the debt service reserve fund is depleted. As of Dec. 31, 1996, NRG's investment in Sunnyside was $12.5 million.

  Change in NRG Hedging Policy - In July 1997, NRG changed its policy of hedging foreign currency denominated investments as they were made, to a policy of hedging foreign currency cash flows over a projected 12-month period. As a result of this change in hedging policy, NRG terminated its seven existing foreign currency swap agreements on July 29, 1997. Such terminations resulted in cash payments to NRG without any earnings impact. Consistent with prior policies, NRG is not hedging future earnings and does not speculate in foreign currencies.

  Cenerprise Investments - In July 1997, Cenerprise, Inc. (Cenerprise) exercised its option to acquire a 100 percent interest of Energy Solutions International, Inc. (ESI) headquartered in Mendota Heights, Minnesota. ESI is a full service energy management company that provides turnkey solutions to help customers throughout the United States reduce their energy costs. For the fiscal year ended December 31, 1996, ESI had operating revenues of $17 million and approximately 200 employees.

  Also in July 1997, Cenerprise exercised its option to acquire the remaining 20 percent of Energy Masters Corporation (EMC). The original acquisition of Cenerprise's 80 percent interest in EMC occurred in the third quarter of 1995. EMC specializes in energy efficiency improvement services for commercial, industrial, and institutional customers throughout the United States.

  Viking Voyageur - In June 1997, the Viking Voyageur Gas Transmission Company, LLC (Viking Voyageur), 50 percent owned by the Company's wholly owned subsidiary, Viking Gas Transmission Company (Viking Gas), and 50 percent owned by the Canadian corporation TransCanada PipeLines Limited (TransCanada), completed the "open season" for firm gas transportation service requests on its proposed $1 billion gas pipeline project. During the open season, prospective natural gas shippers submitted requests for firm gas transportation capacity. At the conclusion of the open season, the project received requests for firm capacity of more than 1.8 billion cubic feet per day. The pipeline's initial design capacity was planned at approximately 1.2 billion cubic feet per day. Viking Voyaguer is evaluating an increase of its design capacity to 2.0 billion cubic feet per day.

  In July 1997, Viking Voyageur and NICOR Inc. announced agreement on a letter of intent whereby NICOR would become a 20 percent owner of Viking Voyageur and the terminus of the proposed Viking Voyageur pipeline would be extended approximately 60 miles to Joliet, Ill. NICOR Inc. is a holding company based in Naperville, Ill. One of its principal businesses is Northern Illinois Gas, one of the nation's largest gas distribution companies. In addition to NICOR's interest, Viking Gas and TransCanada would each own 40 percent of the Viking Voyageur project. The route extension is expected to provide access to NICOR's storage and transmission facilities and may result in new storage field development. In anticipation of additional interest as a result of this extension, Viking Voyageur extended to shippers an offer to submit signed requests for firm gas transportation capacity by Aug. 8, 1997.

  Viking Voyageur will determine the final capacity and terminus of the project based on shipper requests. An application for project approval is expected to be filed with the Federal Energy Regulatory Commission (FERC) in the fall of 1997. If the necessary regulatory approvals are promptly obtained, the project is expected to be in-service in late 1999.

3.   Regulation and Rate Matters

  As a result of the termination of the proposed merger with WEC as discussed in Note 2, the Company has revised its regulatory plan and is considering rate filings in several jurisdictions. The Company is planning to file an application for a retail gas rate increase in its Minnesota jurisdiction in the fourth quarter of 1997. In addition, the Company is planning to file later in 1997 a rate application with the FERC to update its rates for transmission service.

  In July 1997, Northern States Power Company, a Wisconsin corporation, (the Wisconsin Company), received authorization from the Public Service Commission of Wisconsin to defer its share of network transmission service (NTS) costs incurred after May 23, 1997. Beginning in the third quarter 1997, the Wisconsin Company will begin deferring these costs, including a retroactive adjustment to May 23, 1997. The Wisconsin Company estimates that about $2.4 million of its annual NTS costs of approximately $3.8 million will be deferred in 1997 as a result of this action.

  Under NTS, the Company and participating utilities share the total annual transmission cost for their combined joint-use systems, net of related transmission revenues, based upon each company's share of the total network load. The Company has offered NTS service to qualifying transmission customers as a result of the FERC Order No. 888. The Wisconsin Company's share of this expense is billed through the Interchange Agreement with the Company.

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

  The 1994 Prairie Island legislation requires NSP to have under contract, or in operation, 225 megawatts of wind generation by Dec. 31, 1998 and a total of 425 megawatts by Dec. 31, 2002. NSP is currently purchasing generation from a 25 megawatt wind farm. The Company has a contract with Zond Minnesota Development Corporation II (Zond), a wind developer, to purchase 107 megawatts which is expected to be operating by June 1998. In March 1997, the Company signed two power purchase agreements with Northern Alternative Energy, Inc. for the development of 22.65 megawatts of wind-generated electricity and in June 1997, the Company signed a tentative agreement with Woodstock Windfarm, LLC for the development of 10.2 megawatts of wind-generated electricity. In July, 1997, after a competitive bid process to supply 100 megawatts of wind energy by mid-1999, the Company selected Zond to supply this wind energy. These agreements are subject to approval by the MPUC. When these three increments are completed, the Company's total wind production will be approximately 265 megawatts.

  On May 13, 1997, the Minnesota Court of Appeals (the Court) affirmed an Order of the Minnesota Environmental Quality Board (MEQB) which authorized the Company to use four additional casks for the storage of spent nuclear fuel at the Prairie Island nuclear generating plant. The Court also affirmed the MEQB's Order which denied a certificate of site comparability for an alternative site for the storage of spent nuclear fuel in Goodhue County.
The Prairie Island Indian Tribe (the Tribe) had filed suit with the Court challenging the MEQB actions in October 1996. In June 1997, the Tribe petitioned the Minnesota Supreme Court for review. In July 1997, the Minnesota Supreme Court denied further review and the Company subsequently withdrew its application to the Nuclear Regulatory Commission to construct and operate an alternative site for the storage of spent nuclear fuel.

  Nuclear Insurance - The circumstances set forth in Note 14 to NSP's financial statements contained in the 1996 Form 10-K appropriately represent the current status of commitments and contingent liabilities regarding public liability for claims resulting from any nuclear incident.

Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATION

  Except for the historical statements contained herein, the matters discussed in the following discussion and analysis are forward looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate", "estimate", "expect", "objective", "possible", "potential" and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including their impact on capital expenditures; business conditions in the energy industry; competitive factors; unusual weather; changes in federal or state legislation; the higher degree of risk associated with the Company's nonregulated businesses as compared to the Company's regulated business; the items set forth below under "Factors Affecting Results of Operations"; and the other risk factors listed from time to time by the Company in reports filed with the Securities and Exchange Commission (SEC), including Exhibit
99.01 to this report on Form 10-Q for the quarter ended June 30, 1997.

RESULTS OF OPERATIONS

  NSP's earnings for the periods ending June 30, 1997 and 1996 were as follows:

                                  3 Mos. Ended   6 Mos. Ended
                               6/30/97 6/30/96  6/30/97 6/30/96

Earnings per average common share:
  Ongoing operations           $0.48    $0.59   $1.38   $1.53
  Merger costs (net of
     applicable income tax)    (0.25)    0.00   (0.25)   0.00

  Total                        $0.23    $0.59   $1.13   $1.53


  The changes in revenues and expenses of the regulated utility businesses and nonregulated businesses underlying the variances in financial results are discussed in more detail later. In addition to the revenue and expense changes, earnings per share have been affected by an increasing average number of common and equivalent shares outstanding due mainly to stock issuances for the Company's dividend reinvestment and stock ownership plans.

Factors Affecting Results of Operations

  In addition to items noted in the 1996 Form 10-K, the historical and future trends of NSP's operating results have been and are expected to be affected by the following factors:

  Termination of Proposed Merger - As discussed in Note 2, during May 1997 NSP and WEC terminated their plans to merge. NSP's second quarter and year-to-date operating results for 1997 include a charge to non-operating expense of approximately $29 million, or 25 cents per share to write off its cumulative merger-related costs incurred. This charge, which is being reported as a non-recurring item outside of earnings from ongoing operations, includes estimates for certain regulatory and other costs which NSP will be required to pay but which have not yet been finalized.

  Nonregulated Business Results - The following summarizes the earnings contributions of NSP's nonregulated businesses:

                                        3 Mos. Ended    6 Mos. Ended
                                     6/30/97   6/30/96 6/30/97 6/30/96


    NRG Energy, Inc. (NRG)              $0.08    $0.06   $0.18   $0.10
    Eloigne Company                      0.02     0.01    0.03    0.03
    Cenerprise, Inc. (Cenerprise)       (0.03)   (0.04)  (0.05)  (0.07)
    Other                               (0.02)    0.00    0.00    0.01

                            Total       $0.05   $0.03   $0.16    $0.07

  Due to the nature of these nonregulated businesses, NSP anticipates that the earnings from nonregulated operations will experience more variability than regulated utility businesses. As discussed below, NSP's nonregulated earnings in the six-month period ended June 30, 1997 are experiencing such variability.

  NRG - NRG's second quarter earnings increased in 1997 from the same period one year ago due primarily to higher equity income and tax credits from new projects. NRG acquired its interest in Loy Yang in Australia in May 1997 (see Note 2 to the Financial Statements - Business Developments). Also, one unit of the Schkopau power generation facility in Germany began operation in January 1996, and the second unit began operation in late July of 1996.
NRG's landfill gas subsidiary, NEO, has entered into projects since the first quarter of 1996 which are generating higher levels of energy tax credits. Partially offsetting these increases were higher interest costs on new debt financing in 1997.

  NRG's earnings for the six months ended June 30 increased in 1997 compared with the same period in 1996 due primarily to higher equity income and tax credits from new projects (as discussed previously) and lower business development costs, partially offset by higher interest costs on new debt financing issued in January 1996 and May-June 1997. In addition to the Schkopau and NEO projects discussed previously, several new NRG projects contributed to higher earnings in 1997. NRG acquired its interest in NRG Generating (U.S.) Inc. in late April 1996. NRG acquired its interest in Loy Yang in Australia in May 1997, as discussed previously. Regarding business development costs, NRG experienced an increased level of such costs in early 1996 as it pursued several significant international and domestic projects. Until there is substantial assurance that a project under development will come to financial closure, such costs are expensed.

  Cenerprise - Cenerprise's results for the second quarter and first six months improved in 1997 compared to 1996 due to losses incurred from gas trading activities in the second quarter of 1996. (Cenerprise curtailed its gas trading activity in the second quarter of 1996.) The losses incurred in both the second quarter and first six months of 1997 are due in part to the write-off of a $1.2 million 1996 receivable from a gas trading customer who entered bankruptcy in May 1997.

  Estimated Impact of Weather on Regulated Earnings - NSP estimates utility sales levels under normal weather conditions and analyzes the approximate effect of variations from historical average temperatures on actual sales levels. The following summarizes the estimated impact of weather on actual utility operating results (in relation to sales under normal weather conditions):

                                        Increase (Decrease)
                                Actual         Actual         Actual
                           1997 vs Normal  1996 vs Normal  1997 vs 1996
   Earnings per Share for:

   Quarter Ended June 30         $0.02          $0.05          ($0.03)

   Six Months Ended June 30      $0.04          $0.15          ($0.11)



Business Interruptions
  Service Area Flooding - In the flood-devastated Grand Forks area (North Dakota and Minnesota), the Company serves approximately 21,000 electric customers, representing about 1.5 percent of NSP's electric customers and approximately 13,000 gas customers, representing about 3.1 percent of NSP's gas customers. Flood damage and precautionary shut-downs cut off service to many of these customers on or about April 21, 1997, and the Company has been actively participating in the effort to restore service as quickly as possible. As of June 30, 1997 approximately 1,000 of the electric customers and 1,900 of the gas customers remained without service. However, due to property damage sustained, reconnected customers are not currently using energy at pre-flood levels. The Company anticipates that gas service may not be fully restored until late 1997. In addition, a portion of the remaining disconnected customers are expected to relocate and not reconnect to NSP service.

  NSP estimates that its second quarter and year-to-date operating results for 1997 have been reduced by approximately 5 cents per share due to flooding, mainly in the Grand Forks area, as discussed previously. This estimate includes approximately $3 million of lost electric and gas margins compared to expected customer usage in the second quarter under normal weather conditions, and approximately $3 million in additional operating and maintenance expenses related to the costs of restoring service to customers, preparing NSP generating plants to handle flooding, and repairing system damage. In addition, the Company expects to incur approximately $4 million of capital expenditures to rebuild the area's delivery systems, of which approximately $1 million had been spent through June 30, 1997. The Company does not expect that additional flood-related operating expenses incurred and revenues lost after June 30, 1997 will be significant to operating results. The amounts of any insurance recovery or disaster relief available to NSP for potential reimbursement of expenses incurred and revenues lost as a result of flooding are not fully determinable at this time. Approximately $500,000 of estimated insurance recovery has been reflected in the accompanying financial statements. Depreciation and return on investment related to capital expenditures incurred would be subject to recovery in future rate proceedings.

  Unscheduled Plant Outage - The Company's 555-megawatt Monticello nuclear generating plant was taken out of service effective May 9, 1997 and returned to service at full-power on Aug. 1, 1997. The unscheduled outage represents an acceleration of a design change originally planned to be made in January 1998 during the unit's scheduled refueling outage. It was determined that for a certain postulated accident event, the operating margin for the emergency core cooling pumps would be reduced below acceptable levels. While design calculations indicated that there was an extremely low probability of this situation occurring, the Company took this precautionary step to remove the plant from service and make the necessary plant design changes. Much of the design change project is expected to be capitalized as a plant addition. In order to fully utilize the current fuel loaded, the 1998 refueling outage has been postponed by a few months. During the plant outage, NSP continued to serve its customers with electricity generated at other NSP facilities and through power purchases from other sources. The majority of the incremental costs incurred by the Company from replacing the plant's generation is being recovered via fuel adjustment clause rate mechanisms in place. The costs of replacement power not recovered through the fuel clause, including the operation of higher-cost peaking plants, and incremental maintenance costs related to the outage are estimated to result in an adverse impact to NSP's 1997 earnings of approximately 4 cents per share, about one-half of which has been recognized through June 30. See the Utility Operating Results sections herein for further discussion of the financial effects of the unscheduled plant outage.

  Storms - The Company experienced several storms in April, June and July 1997, with the most extensive damage to Company property occurring July 1, 1997 from high winds and thunderstorms. During that storm, portions of three of the five high voltage transmission lines connecting NSP's Monticello and Sherco plants to the Minneapolis-St. Paul metro area were damaged. Two of the lines are owned by the Company. The Company avoided transmission-related outages but had to temporarily reduce production at its Sherco plant. The Monticello nuclear generating plant had been out of service, as previously discussed. The first Company-owned line was repaired and back in service by July 29, 1997 and the second Company-owned line is expected to be repaired by mid-September 1997. Both plants were back at full generating capacity after the first line was repaired. However, reduced transmission capability until repairs are completed, in addition to reduced generating capability as a result of the unscheduled Monticello outage, have limited NSP's opportunity to sell power to other utilities. The majority of the incremental costs for replacement generation (purchased power and running NSP peaking facilities) is being recovered through fuel adjustment clause rate mechanisms in place. The estimated costs for repairs attributable to all of the storms is estimated to be approximately $3 million of operating and maintenance expenses and approximately $10 million in capital expenditures, with most of the costs incurred after June 30, 1997. Depreciation and return on investment related to capital expenditures incurred would be subject to recovery in future rate proceedings.

  1997 Financial Outlook - Management believes that, primarily as a result of the business interruptions described above, there is an increased likelihood that NSP's 1997 earnings from ongoing operations (excluding merger costs) could be below 1996 results.

Second Quarter 1997 Compared with Second Quarter 1996

Utility Operating Results

  Electric revenues for the second quarter of 1997 compared with the second quarter of 1996 increased $11.3 million or 2.2 percent. Retail revenue increased approximately $12.1 million or 2.6 percent largely due to higher average prices and a 1.1 percent increase in retail electric sales. The increase in retail electric sales reflects sales growth compared to 1996, partially offset by less favorable weather in 1997. Average retail prices increased as a result of rate adjustments for higher fuel and purchased power costs and increased recovery of deferred conservation and energy management costs. Wholesale revenue decreased $2.6 million compared to the prior year, reflecting the expected contract terminations of two municipal customers in July 1996. Revenue from sales to other utilities decreased $1.2 million in 1997 due to a decrease in sales volume, partly offset by price increases. The decrease in sales volume reflects lower availability of plants due to business interruptions, as discussed previously, and limitations on transmission lines due in part to open access rules which began in November 1996. The increase in price resulted from more favorable market conditions. Other electric revenues increased by $3.0 million largely due to increases in the transmission of electricity for others.

  Gas revenues for the second quarter of 1997 decreased $9.2 million or 10.8 percent compared with the second quarter of 1996 due to decreased sales volumes, lower average prices and decreased transportation and off-system sales. The sales volume decrease is due primarily to lower sales growth and less favorable weather in 1997 in comparison to 1996. The price decrease is mainly due to rate adjustments for decreased purchased gas costs resulting from market changes in natural gas prices charged by suppliers.

  Fuel for electric generation and Purchased and interchange power costs combined increased $10.2 million or 7.9 percent for the second quarter of 1997 compared with the second quarter of 1996. Fuel expense decreased $2.0 million primarily due to reduced output from NSP's generating plants as a result of plant outages, partly offset by higher average fossil fuel prices reflecting the increased use of NSP's peaking plants. Purchased and interchange power costs increased $12.2 million due primarily to higher purchases as a result of lower plant availability, as discussed previously, and higher market prices for purchased power.

  Cost of gas purchased and transported for the second quarter of 1997 compared with the second quarter of 1996 decreased $9.1 million or 17.7 percent due to lower gas sendout and lower cost of gas. The lower cost of purchased gas reflects changes in market conditions and purchased gas cost adjustments to match expense with rate recovery. The lower sendout primarily is a result of decreased gas sales and lower off-system sales.

  Other operation and Maintenance expenses increased and Administrative and general expenses decreased combining for a net increase of $8.2 million or
5.0 percent compared with the second quarter of 1996. The costs associated with providing network transmission service (NTS) to qualifying transmission customers, as a result of FERC Order No. 888 (see Note 3 to the Financial Statements - Regulation and Rate Matters), added $6.1 million to other operation expenses. In addition, costs associated with the flood damage in the Company's service area increased operation and maintenance costs, as discussed previously. Partially offsetting these increases were lower costs for employee benefits and insurance costs.

  Conservation and energy management costs increased $2.2 million or 16.1 percent in the second quarter of 1997 compared to the same period in the prior year due to higher amortization levels and concurrent rate recovery of deferred electric and gas conservation and energy management program costs. These higher amortization levels are consistent with retail electric and gas rate recovery levels in the Company's Minnesota jurisdiction which increased in August 1996 for electric and September 1996 for gas.

  Depreciation and amortization expense increased $4.6 million or 6.0 percent compared with the second quarter of 1996. The increase is mainly due to increased plant in service between the two periods.

  Property and general taxes for the second quarter of 1997 compared with the second quarter of 1996 decreased $3.5 million or 5.9 percent due primarily to lower property taxes in Minnesota as a result of legislation enacted in May 1997. This decrease, which includes an adjustment to property taxes accrued for the first quarter, was partly offset by higher payroll and gross earnings taxes.

  Utility income taxes for the second quarter of 1997 compared with the second quarter of 1996 were $5.3 million less primarily due to lower operating income in the second quarter of 1997.

  Other income (expense) - net related to utility operations decreased $18.1 million mainly due to the write-off of $29.0 million in merger costs as discussed previously, less income tax effects.

  Interest and amortization on utility debt decreased $0.2 million or 0.7 percent primarily due to lower levels of short-term debt outstanding resulting in lower interest costs partly offset by higher interest rates on NSP's variable rate long-term debt.

  Distributions on redeemable preferred securities of subsidiary trust increased $3.9 million due to the issuance of new securities in 1997 as discussed in Note 2 to the Financial Statements.

  Preferred stock dividends and redemption premiums decreased $0.7 million in the second quarter of 1997 compared with 1996 primarily due to reductions in dividends resulting from the redemption of two issues of preferred stock in February 1997.

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

  Operating revenues and expenses - The operating results before interest, taxes and equity income of nonregulated businesses that are consolidated are reported in Other Income (Deductions) - Net on the Consolidated Statements of Income. Nonregulated operating revenues decreased $17.0 million in the second quarter of 1997 compared to the second quarter of 1996, to $46.9 million, largely due to Cenerprise's exit from the gas trading business. Nonregulated operating expenses decreased $17.8 million in the second quarter of 1997, to $51.0 million, due primarily to lower gas costs corresponding with Cenerprise's exit from gas trading.

  Equity income - NSP has a less-than-majority equity interest in many nonregulated projects. Consequently, a large portion of NSP's nonregulated earnings is reported as Equity in Earnings of Unconsolidated Affiliates on the Consolidated Statements of Income. Equity income decreased in the second quarter of 1997 compared to the second quarter of 1996 by $1.4 million primarily due to lower equity income from NRG's domestic projects and from Eloigne and Cenerprise projects.

  Nonregulated interest and amortization increased $3.2 million due primarily to interest costs on new NRG debt financing issued in May-June 1997.

  Income Taxes - Other Income (Expense) reported on the Consolidated Statements of Income includes income tax benefits related to nonregulated businesses and nonoperating items. The amount of such tax benefits increased in 1997 mainly due to higher levels of tax credits from new NRG projects, as discussed previously, and from new Eloigne projects.

First Six Months of 1997 Compared with First Six Months of 1996

Utility Operating Results

  Electric revenues for the first six months of 1997 compared with the first six months of 1996 increased $17.5 million or 1.7 percent. Retail revenues increased approximately $9.8 million or 1.0 percent due to an increase in average retail prices and a 0.3 percent increase in electric sales. The increase in retail electric sales reflects sales growth compared to 1996 partially offset by less favorable weather in 1997. Average retail prices increased as a result of rate adjustments for higher fuel and purchased power costs and increased recovery of deferred conservation and energy management costs. Wholesale revenue decreased $4.0 million primarily due to the expected contract terminations of two municipal customers in July 1996. Revenue from sales to other utilities increased $4.8 million primarily due to price increases and an increase in sales volume during the first quarter, both resulting from more favorable market conditions. This increase in sales volume during the first quarter was partially offset by lower sales volume in the second quarter, as discussed previously. Other electric revenues increased $6.9 million largely due to increases in the transmission of electricity for others.

  Gas revenues for the first six months of 1997 compared with the first six months of 1996 increased $8.4 million or 2.9 percent. Gas revenues increased, despite a 2.7 percent decrease in gas sales volume and decreased transportation and off-system sales, due to a significant increase in average gas prices. The sales volume decrease is due primarily to less favorable weather in 1997 in comparison to 1996. The price increase is mainly due to rate adjustments for increased purchased gas costs in the first quarter of 1997, resulting from market changes in natural gas prices charged by suppliers.

  Fuel for electric generation and Purchased and interchange power costs combined for a net increase of $10.8 million or 4.0 percent for the first six months of 1997 compared with the first six months of 1996. Fuel expense increased $3.2 million primarily due to higher average fossil fuel prices, reflecting the increased use of NSP's peaking plants. Purchased and interchange power costs increased $7.6 million due primarily to higher purchases as a result of lower plant availability during the second quarter, as discussed previously.

  Cost of gas purchased and transported for the first six months of 1997 compared with the first six months of 1996 increased $9.4 million or 5.1 percent due to higher cost of gas, partly offset by lower gas sendout. The higher cost of purchased gas, occurring in the first quarter of 1997, reflects changes in market conditions and purchased gas cost adjustments to match expense with rate recovery. The lower sendout is primarily a result of decreased gas sales and lower off-system sales.

  Other operation expenses increased and Maintenance and Administrative and general expenses decreased, combining for a net increase of $9.8 million or
3.0 percent compared with the first six months of 1996. The cost associated with offering NTS to qualifying transmission customers, as a result of FERC Order No. 888, added approximately $11.8 million to other operation expenses. Also, flooding in NSP's service area increased operating costs, as discussed previously. Partially offsetting these increases were lower costs for employee benefits, insurance and line maintenance costs.

  Conservation and energy management expenses increased $3.3 million in the first six months of 1997 compared to the same period in the prior year due mainly to higher amortization levels and concurrent rate recovery of deferred electric and gas conservation and energy management program costs. These higher amortization levels are consistent with retail electric and gas rate recovery levels in the Company's Minnesota jurisdiction which increased in August 1996 for electric and September 1996 for gas.

  Depreciation and amortization increased $9.7 million or 6.5 percent compared with the first six months of 1996. The increase is mainly due to increased plant in service between the two periods.

  Property and general taxes for the first six months of 1997 compared with the first six months of 1996 decreased $2.3 million or 1.9 percent due primarily to lower property taxes in Minnesota due to legislation enacted in May 1997. This decrease is partly offset by higher payroll and gross earnings taxes.

  Utility income taxes for the first six months of 1997 compared with the first six months of 1996 decreased $8.9 million primarily due to lower operating income.

  Other income (expenses) - net (related to utility operations) for the first six months of 1997 compared with the first six months of 1996 decreased $20.6 million due primarily to the write-off of $29.0 million in merger costs, less income tax effects, as discussed previously, lower interest income from financing programs and non-recurring 1996 refund adjustments.

  Interest and amortization on utility debt for the first six months of 1997 compared with the first six months of 1996 increased by $0.2 million primarily due to higher interest rates on NSP's variable rate long-term debt, partly offset by lower interest costs on short-term debt due to lower borrowing levels.

  Distributions on redeemable preferred securities of subsidiary trust increased $6.6 million due to the issuance of new securities in 1997 as discussed in Note 2 to the Financial Statements.

  Preferred stock dividends and redemption premiums increased $0.2 million for the first six months of 1997 compared with the first six months of 1996 due to a $1.1 million premium recorded in February 1997 in connection with the redemption of two issues of preferred stock, offset by reductions in dividends resulting from the redemption.

Nonregulated Business Results

  The following discusses NSP's diversified business results in the aggregate.

  Operating Revenues and Expenses - The operating results before interest, taxes and equity income of nonregulated businesses that are consolidated are reported in Other Income (Deductions) - Net on the Consolidated Statements of Income. Nonregulated operating revenues decreased $74.3 million in 1997, to $110.9 million, largely due to Cenerprise's exit from the gas trading business. Nonregulated operating expenses decreased $78.5 million, to $117.9 million, due primarily to lower gas costs corresponding with Cenerprise's exit from gas trading.

  Nonregulated interest and amortization increased $4.1 million to $13.0 million due primarily to interest costs on new debt financing issued in late January 1996 and May-June 1997 by NRG.

  Income Taxes - Other Income (Expense) reported on the Consolidated Statements of Income includes income tax benefits related to nonregulated businesses and nonoperating items. The amount of such tax benefits increased in 1997 mainly due to higher levels of tax credits from new NRG projects, as discussed previously, and from Eloigne projects.

LIQUIDITY AND CAPITAL RESOURCES

  The Company had approximately $299.5 million in commercial paper debt outstanding as of June 30, 1997. Commercial banks currently provide credit lines of approximately $300 million to the Company. These credit lines make short-term financing available in the form of bank loans, letters of credit and support for commercial paper sales. The Company has regulatory approval for up to $474 million in short-term borrowing levels.

  Commercial banks currently provide credit lines of approximately $247.1 million to wholly owned subsidiaries of the Company. At June 30, 1997, approximately $2.9 million in loans against these credit lines were outstanding. In addition, approximately $39.1 million in letters of credit were outstanding, which reduced the available credit lines at June 30, 1997 and therefore approximately $205.1 million of those credit lines remained available at June 30, 1997.

    In January 1997, stock options for the purchase of 286,700 shares were awarded under the Company's Executive Long-Term Incentive Award Stock Plan (the Plan). These options are not exercisable for approximately twelve months after the award date. As of June 30, 1997, a total of 1,303,006 stock options were outstanding, which were considered as potential common stock equivalents for earnings per share purposes. During the first six months of 1997, the Company has issued 12,698 new shares of common stock under the Plan pursuant to the exercise of options and awards granted in prior years. Under NSP's Employee Stock Ownership Plan, the Company has issued 6,879 shares of common stock during the first six months of 1997.


  As discussed in Note 2 to the Financial Statements, in January 1997 NSP issued $200 million in 7.875 percent trust-originated preferred securities that mature in 2037. Approximately $41 million of the proceeds were used in February 1997 to redeem the Company's $6.80 and $7.00 series of preferred stock. The balance of the proceeds were used to repay a portion of outstanding short-term borrowings.

  In May 1997, NRG finalized terms with a syndication of banks regarding a three-year $175 million revolving credit facility. No amounts were outstanding under this agreement at June 30, 1997. Proceeds from the facility will be used for general corporate purposes, including letters of credit and interim funding of NRG project investments. Under the terms of the credit facility, NRG must maintain compliance with certain financial requirements, including maintenance of a minimum level of tangible net worth and a minimum ratio of tangible net worth to capitalization.

  In June 1997, NRG issued $250 million of 7.5 percent Senior Notes due 2007 in a private placement under securities laws. NRG used the net proceeds to repay outstanding debt incurred primarily to fund its equity investment in the Loy Yang project, and for other general corporate purposes. NRG anticipates filing with the SEC in the third quarter of 1997 a tender offer to exchange the existing notes for publicly-traded notes with the same interest rate and maturity.

  On July 15, 1997, Moody's Investors Service (Moody's) upgraded the credit ratings of the Company and its Wisconsin subsidiary. First mortgage and secured pollution control bonds are now rated `Aa3', unsecured pollution control bonds and counterparty ratings are now rated `A1', and the Company's preferred stock is now rated `a1'. These ratings reflect the views of Moody's, and an explanation of the significance of these ratings may be obtained from that agency. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating agency.

  NRG's wholly owned subsidiary, NRG Energy Center expects to enter into a financing agreement during August 1997 regarding a potential $30 million issuance of term notes with maturities no later than June 2017. The revolving credit facility could also provide for up to $5 million of short-term borrowings and is intended to provide financing for the Minneapolis Energy Center. The facility is expected to be secured by the assets of NRG Energy Center.

  In the third quarter of 1997, the Company anticipates filing with the SEC a registration statement related to the issuance of $200 million to $250 million of common stock in a public offering. The proceeds will be used to redeem $100 million in Company debt securities maturing October 1, 1997, to repay a portion of Company short-term borrowings, and for other general corporate purposes.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

  In the normal course of business, various lawsuits and claims have arisen against NSP. Management, after consultation with legal counsel, has recorded an estimate of the probable cost of settlement or other disposition for such matters.

  On July 23, 1996, the U.S. Court of Appeals for the District of Columbia Circuit (the Court), in a lawsuit filed by the Company along with other major utilities, unanimously ruled that the Nuclear Waste Policy Act creates an unconditional obligation for the United States Department of Energy (DOE) to begin acceptance of spent nuclear fuel by Jan. 31, 1998. The DOE did not seek U.S. Supreme Court review. On Jan. 31, 1997, the Company along with 30 other electric utilities and 45 state agencies, filed another lawsuit with the Court against the DOE requesting authority to withhold payments to the DOE for the permanent nuclear fuel disposal program. On April 30, 1997, the Court ordered the Company and other parties to file a petition seeking an order to compel the DOE to begin accepting spent nuclear fuel by Jan. 31, 1998. In its petition, filed May 7, 1997, the Company and the other parties asked for an order (a) compelling the DOE to begin accepting spent nuclear fuel, as required by the Nuclear Waste Policy Act and the DOE's contracts with the utilities, and to develop an enforceable plan for accepting spent nuclear fuel by a date certain; and (b) allowing utilities to escrow payments into the Nuclear Waste Fund until the DOE begins accepting spent nuclear fuel. The petition if granted, will be significant to NSP and the industry because the DOE will be mandated to take the above-stated actions concerning spent nuclear fuel. Oral arguments have been scheduled for Sept. 25, 1997. In June 1997, the State of Minnesota passed legislation that would allow the State to begin placing in escrow the payments currently being made to fund the DOE's permanent disposal program. This escrow could be implemented if allowed by the Court in the pending case. Related to this matter, in June 1997 the DOE notified utilities that it likely will not meet its Jan. 31, 1998 deadline to accept spent nuclear fuel.

  For discussion of legal proceedings concerning temporary storage of spent nuclear fuel at the Prairie Island Nuclear Generating Plant, see Note 4 to the Financial Statements, incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

  The Annual Meeting of Shareholders of the Company was held on June 25, 1997, for the purpose of voting on the matters listed below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to management's solicitations. All of management's nominees for directors as listed in the proxy statement were elected. The matters before the meeting and the voting results were as follows:

1. A proposal to amend the Bylaws to decrease the minimum number of directors from 12 to 7;

       Shares
     Voted For                  Voted Against            Voted Abstain
    53,275,446                  1,314,569                575,653

   The number of broker non-votes on this proposal was 4,532,179.

2. A proposal to elect three directors to Class II to serve until the 2000 Annual Meeting of Shareholders;
                                        Shares
      Election of Directors          Voted For         Withheld Authority
   Richard M Kovacevich                   58,139,261             1,558,586
   Douglas W Leatherdale                  58,074,589             1,623,258
   A Patricia Sampson                     57,892,057             1,805,790


3. A proposal to ratify the appointment of Price Waterhouse LLP as independent accountants for NSP for 1997;


       Shares
     Voted For                  Voted Against            Voted Abstain
     58,718,796                 421,063                  557,987

4. A "Shareholder Resolution on Public Image";

       Shares
     Voted For                  Voted Against            Voted Abstain
      2,016,900                 48,114,488               2,716,390

  The number of broker non-votes on this proposal was 6,850,069.

5.A "Shareholder Resolution on Conversion of Prairie Island Nuclear Plant to a Natural Gas Plant";

       Shares
     Voted For                  Voted Against            Voted Abstain
     2,544,003                  47,315,741               2,948,905

  The number of broker non-votes on this proposal was 6,889,198.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

The following Exhibits are filed with this report:

   27.01    Financial Data Schedule for the six months ended June 30, 1997.

   99.01    Statement pursuant to Private Securities Litigation Reform Act of
1995.

(b)  Reports on Form 8-K

  The following reports on Form 8-K were filed either during the three months ended June 30, 1997, or between June 30, 1997 and the date of this report:

   April 22, 1997 (Filed April 22, 1997) - Item 5. Other Events. Disclosure of a consortium, including NRG, as the successful bidder in the purchase of the Australian State of Victoria's Loy Yang A power plant for $3.67 billion. Item 7. Exhibit containing the news release from NRG concerning the Loy Yang A power plant purchase.

   May 16, 1997 (Filed May 19, 1997) - Item 5. Other Events. Disclosure of the announcement of the mutually agreed merger termination between NSP and Wisconsin Energy Corporation. NSP will charge to expense in the second quarter of 1997 all merger-related costs.

   May 30, 1997 (Filed May 30, 1997) - Item 5. Other Events. Release of the audited consolidated financial statements of NRG and its subsidiaries for the year ended 1996 and the related management's discussion and analysis.
   Item 7. Financial Statements and Exhibits. NRG's 1996 audited consolidated financial statements.

   July 28, 1997 (Filed July 30, 1997) Item 5. Other Events. Viking Voyageur Gas Transmission Company, 50 percent owned by Viking Gas Transmission Company, a wholly owned subsidiary of the Company, and NICOR Inc. announced agreement on a letter of intent to make NICOR a 20 percent owner of Viking Voyageur and to change the terminus of the Viking Voyageur natural gas transmission project from Volo, Illinois to Joliet, Illinois.


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

                              NORTHERN STATES POWER COMPANY
                              (Registrant)



                             /s/
                              Roger D. Sandeen
                              Vice President and Controller




                             /s/
                             Edward J. McIntyre
                             Vice President and Chief Financial Officer
Date:  August 13, 1997

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