Form 10-Q
period 1997-09-30
NORTHERN STATES POWER CO /MN/
filed 1997-11-14
CIK 72903

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


FOR  QUARTER  ENDED    SEPTEMBER 30, 1997       COMMISSION  FILE NUMBER  1-3034


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

          Class                               Outstanding at  October31, 1997
   Common Stock, $2.50 par value                      74,460,438 shares

                          PART 1.  FINANCIAL INFORMATION

               Northern States Power Company(Minnesota) and Subsidiaries
                     Consolidated Statements ofIncome (Unaudited)

                                  Three Months Ended    Nine Months Ended
                                    September 30          September 30
                                    1997     1996       1997        1996
<S
Utility operating revenues
 Electric                         $645,268  $586,001   $1,682,445 $1,605,708
 Gas                                52,175    47,257      351,818    338,518
   Total                           697,443   633,258    2,034,263  1,944,226

Utility operating expenses
 Fuel for electric generation       82,936    74,110      232,377    220,331
 Purchased and interchange power    82,231    70,453      212,542    193,148
 Cost of gas purchased and          27,974    22,057      222,372    207,088
    transported
 Other operation                    93,942    78,452      276,401    243,510
 Maintenance                        38,737    33,411      122,975    120,804
 Administrative and general         37,549    41,220      108,493    116,579
 Conservation and energy management 19,342    17,224       52,650     47,203
 Depreciation and amortization      81,469    76,899      241,960    227,644
 Taxes: Property and general        58,571    62,975      176,169    182,889
Current income                      52,550    52,626      125,710    139,946
Deferred income                      5,822       566       (3,392)   (13,855)
Investment tax credits recognized  (2,220)    (2,191)      (6,576)    (6,596)
   Total                           578,903   527,802    1,761,681  1,678,691

Utility operating income           118,540   105,456      272,582    265,535

Other income (expense)
 Income from nonregulated            2,223     5,592       13,959     11,021
   businesses - before interest and
   taxes
 Allowance for funds used during     1,382     1,457        5,203      5,579
   construction - equity
 Merger costs                            -        -       (29,005)          -
 Other utility income               (2,383)      373       (7,376)    (1,320)
   (deductions) - net
 Income taxes on nonregulated        9,274     4,018       32,475     11,256
   operations and non-operating
   items
  Total                             10,496    11,440       15,256     26,536

Income before financing costs      129,036   116,896      287,838    292,071

Financing costs
 Interest on utility long-term debt 25,506    25,440       76,754     75,816
 Other utility interest and          4,965     5,776       15,102     16,536
    amortization
 Nonregulated interest and           9,376     4,875       22,139     13,643
    amortization
 Allowance for funds used during    (2,661)   (3,434)      (8,595)    (8,755)
    construction - debt
   Total interest charges           37,186    32,657      105,400     97,240
 Distributions on redeemable         3,938        -        10,500          -
    preferred securities of
    subsidiary trust
Total financing costs               41,124    32,657      115,900     97,240

Net Income                          87,912    84,239      171,938    194,831

Preferred stock dividends and        2,371     3,061        8,699      9,184
    redemption premiums

Earnings available for common      $85,541   $81,178     $163,239   $185,647
    stock

Average number of common and
    equivalent shares
    outstanding (000's              69,556    68,948       69,088     68,642

Earnings per average common          $1.23     $1.18        $2.36      $2.70
    share*

Common dividends declared per       $0.705   $0.690       $2.100     $2.055
    share


             Consolidated Statements of Retained Earnings (Unaudited)

Balance at beginning of period  $1,322,265 $1,277,203 $1,340,799 $1,266,026

Net income for period               87,912     84,239    171,938    194,831

Dividends declared:
 Preferred stock                    (2,371)    (3,061)    (7,551)    (9,184)
 Common stock                      (52,165)   (47,118)  (148,397)  (140,410)
 Premium on redeemed preferred            -        -      (1,148)          -
         stock

Balance at end of period         $1,355,641 $1,311,263 $1,355,641 $1,311,263



The Notes to Financial Statements are an integral part of the Statements of Income and Retained Earnings .


* As described in the Management's Discussion and Analysis, earnings for the nine months ended September 30, 1997, were reduced by $0 25 per share due to the write-off of $29 million in merger related costs.

           Northern States Power Company (Minnesota) and Subsidiaries
                   Consolidated Balance Sheets (Unaudited)

                                          September 30, 1997    December 31,1996
                    ASSETS                      (Thousands of dollars)
Utility Plant
  Electric                                       $6,943,478    $6,766,896
  Gas                                               802,504       750,449
  Other                                             333,169       331,441
  Total                                           8,079,151     7,848,786
Accumulated provision for depreciation           (3,831,480)   (3,611,244)
Nuclear fuel                                        917,031       892,484
Accumulated provision for amortization             (821,861)     (792,146)
  Net utility plant                               4,342,841     4,337,880

Current Assets
  Cash and cash equivalents                         112,521       51,118
  Customer accounts receivable - net                241,215      288,330
  Unbilled utility revenues                          88,988      147,366
  Notes receivable from nonregulated projects        61,014        5,753
  Other receivables                                  60,417       77,571
  Fossil fuel inventories - at average cost          65,601       45,013
  Materials and supplies inventories - at           111,106      109,425
    average cost
  Prepayments and other                              44,606       72,647
Total current assets                                785,468      797,223

Other Assets
  Equity investments in nonregulated projects       712,968      412,175
  External decommissioning fund and other           371,679      299,804
    investments
  Regulatory assets                                 351,345      354,128
  Nonregulated property - net of accumulated        224,329      192,790
    depreciation
  Notes receivable from nonregulated projects        75,889       75,811
  Other long-term receivables                        55,363       63,684
  Intangible assets - net                            62,398       46,168
  Long-term prepayments and deferred charges         76,324       57,237
 Total other assets                               1,930,295    1,501,797
  TOTAL ASSETS                                   $7,058,604   $6,636,900

            LIABILITIES AND EQUITY
Capitalization
  Common stock equity:
Common stock and premium - authorized
 160,000,000 shares of $2 50 par value,
 issued shares:
 1997,  74,241,545;  1996, 69,063,712            $1,061,680     $811,378
Retained earnings                                 1,355,641    1,340,799
Leveraged common stock held by ESOP                 (13,865)     (19,091)
Currency translation adjustments - net              (30,835)       2,794
  Total common stock equity                       2,372,621    2,135,880

  Cumulative preferred stock and premium -
    authorized 7,000,000 shares of $100 par value;
    outstanding shares:  1997, 2,000,000; 1996,
    2,400,000 without mandatory redemption          200,340      240,469
  Mandatorily redeemable preferred securities       200,000
    of subsidiary trust - guaranteed BY NSP*
  Long-term debt                                  1,856,479    1,592,568
  Total capitalization                            4,629,440    3,968,917

Current Liabilities
  Long-term debt due within one year                116,935      119,618
  Other long-term debt potentially due within       141,600      141,600
    one year
  Short-term debt - primarily commercial paper      106,680      368,367
  Accounts payable                                  170,852      236,341
  Taxes accrued                                     214,878      204,348
  Interest accrued                                   36,690       34,722
  Dividends payable on common and preferred stocks   54,690       50,409
  Accrued payroll, vacation and other                76,976       80,995
  Total current liabilities                         919,301    1,236,400

Other Liabilities
  Deferred income taxes                             808,333      804,342
  Deferred investment tax credits                   141,455      149,606
  Regulatory liabilities                            362,289      302,647
  Postretirement and other benefit obligations      129,534      114,312
  Other long-term obligations and deferred income    68,252       60,676
  Total other liabilities                         1,509,863    1,431,583

Commitments and Contingent Liabilities (See Note 4)

TOTAL LIABILITIES AND EQUITY                     $7,058,604   $6,636,900


The Notes to Financial Statements are an integral part of the Balance Sheets .

* As described in Note 2 to Financial Statements, the primary asset of NSP Financing I, a subsidiary trust of NSP, is $200 million principal amount of the Company' 7.875% Junior Subordinated Debentures due 2037.

        Northern States Power Company (Minnesota) and Subsidiaries
            CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)



                                                     Nine Months Ended
                                                       September 30,
                                                     1997       1996
                                                   (Thousands of dollars)
Cash Flows from Operating Activities:
   Net Income                                       $171,938   $194,831
   Adjustments to reconcile net income to cash
     from operating activities:
 Depreciation and amortization                       265,994   249,429
 Nuclear fuel amortization                            30,242    32,843
 Deferred income taxes                                (9,396)  (16,935)
 Deferred investment tax credits recognized           (6,343)   (6,827)
 Allowance for funds used during construction -       (5,203)   (5,579)
    equity
 Undistributed equity in earnings of                  (7,086)  (16,312)
   unconsolidated affiliates
 Write-off of prior year merger costs                 25,289        -
 Cash provided by changes in certain working          51,669       828
     capital items
 Cash provided by (used for) changes in other         (8,240)    4,651
    assets and liabilities

  Net cash provided by operating activities          508,864   436,929

Cash Flows from Investing Activities:
   Capital expenditures                             (319,904) (311,028)
   Increase (decrease) in construction payables       (1,051)    6,646
   Allowance for funds used during construction -      5,203     5,579
      equity
   Investment in external decommissioning fund       (30,750)  (28,964)
   Equity investments, loans and deposits for       (353,078) (181,662)
      nonregulated projects
   Collection of loans made to nonregulated projects   3,840   111,800
   Other investments - net                            (6,625)      477

  Net cash used for investing activities            (702,365) (397,152)

Cash Flows from Financing Activities:
   Change in short-term debt - net issuances        (261,716)    6,407
     (repayments)
   Proceeds from issuance of long-term debt - net    266,348   126,472
   Repayment of long-term debt, including             (6,650)  (15,754)
     reacquisition premiums
   Proceeds from issuance of common stock - net      256,560    41,770
   Proceeds from issuance of redeemable preferred    193,307        -
     securities - net
   Redemption of preferred stock, including                         -
    reacquisition premiums                           (41,278)
   Dividends paid                                   (151,667) (148,068)

  Net cash provided by financing activities          254,904    10,827

Net increase in cash and cash equivalents             61,403    50,604

Cash and cash equivalents at beginning of period      51,118    28,794

Cash and cash equivalents at end of period          $112,521   $79,398


The Notes to Financial Statements are an integral part of the Statements of Cash Flows.


   NORTHERN STATES POWER COMPANY (MINNESOTA) AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of Northern States Power Company (Minnesota) (the Company) and its subsidiaries (collectively, NSP) as of Sept. 30, 1997 and Dec. 31, 1996, the results of its operations for the three and nine months ended Sept. 30, 1997 and 1996, and its cash flows for the nine months ended Sept. 30, 1997 and 1996. Due to the seasonality of NSP's electric and gas sales and variability of nonregulated operations, operating results on a quarterly basis are not necessarily an appropriate base from which to project annual results.

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

1.   CHANGE IN REPORTING OF EARNINGS PER SHARE

  Effective for year-end 1997 financial statements, NSP will be required to present its results of operations on a per share basis in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share
(EPS). This new reporting standard requires a dual presentation of EPS on the face of the income statement, with one calculation assuming no dilution and another assuming full dilution from potential issuance of unexercised stock awards. The SFAS No. 128 method differs from the current approach, under which some dilution from common stock equivalents is assumed in the "primary" EPS calculation. Applying the new standard to the results for the three and nine month periods ended Sept. 30, 1996 and 1997 would change reported EPS by less than one cent per share. The impact of applying SFAS No. 128 to other historical periods is expected to be immaterial.

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

  Minnesota Public Utilities Commission (MPUC) procedures required that NSP formally request closure of the merger application docket filed with them. In July 1997, the MPUC approved NSP's request to withdraw its merger application. The MPUC also determined in the third quarter of 1997 that it did not need to further pursue issues raised during the merger proceedings relating to NSP's rates, service quality, and ratemaking treatment of a contract settlement related to a prior period.

  BUSINESS INTERRUPTIONS - The Company experienced several events in the second and early third quarters that resulted in interruptions to normal business operations, including flooding, unscheduled plant outage and unusual storm damage. See Management's Discussion and Analysis for discussion of the financial effects of these items.

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

  NRG INVESTMENTS - In May 1997, the Company's wholly owned subsidiary NRG Energy, Inc. (NRG), as part of a consortium with CMS Energy Corporation (CMS) and Horizon Energy Australia Investments, closed on its acquisition of the Australian State of Victoria's Loy Yang A power plant (Loy Yang), Victoria's largest and Australia's lowest-cost electric generating facility. Loy Yang is a 2,000 megawatt (MW), brown coal-fired power station. The acquisition included an adjacent coal mine. The total purchase price was approximately 4.7 billion Australian dollars (or US$3.7 billion as of May 12, 1997). NRG holds a 25.37 percent ownership interest in the consortium. While most of the purchase price was raised through project-financed loans and leveraged leases that are non-recourse to the three partners, NRG paid $257 million for its equity interest in Loy Yang.

  Loy Yang is one of the newest and most modern of Victoria's brown coal-fired generating plants, with a portion of its electric output committed under power supply contracts through the year 2000. The coal mine has two billion tons of proven coal reserves, enough to serve the coal supply needs for 50 years of the Loy Yang plant acquired by the consortium and the Loy Yang B plant not included in the acquisition. The mine has a supply contract with the 1,000 MW Loy Yang B electric generating plant and the exclusive rights to provide coal supplies for a third Loy Yang generating plant, should it be built. Loy Yang is jointly managed and operated by CMS and NRG.

  In June 1997, loan financing was obtained for the refurbishment and expansion of the Energy Center Kladno (Kladno) plant in Kladno, the Czech Republic. NRG owns a 34 percent interest in the existing coal-fired electric and thermal energy generating facility that can supply 28 MW of electricity and 150 MW-thermal of steam and heated water. This project financing will fund the refurbishment of the existing facility as well as the expansion project to add 354 MW of new capacity, of which 282 MW will be coal-fired and 72 MW will be gas-fired. NRG currently holds a 57.85 percent interest in the expansion project and El Paso Energy International and Stredoceska Energeticka (STE), the regional Czech electric distribution company, own the remaining percentage of the expansion. Kladno has executed a 20-year agreement to supply electricity to STE and thermal energy to the district heating company in the city of Kladno. Long-term fuel supply agreements have been made with local Kladno mining companies.

  In June 1997, P.T. Dayalistrik Pratama (PTDP), a limited liability company of which NRG owns 45 percent, signed a coal supply agreement and purchased land for the 400 MW coal-fired Cilegon power generation facility to be built in West Java, Indonesia. NRG's expected equity investment in PTDP is $65 million, with the total project cost of $560 million to be financed by a combination of equity investments, commercial bank debt and capital markets funding. During September 1997, the government of Indonesia stated its intention to review or postpone a number of infrastructure projects, and NRG was notified that the Cilegon project is under review.

  In July 1997, an NRG affiliate signed an agreement with Millennium Petrochemicals Inc. (Millennium) to develop, finance, construct and operate a 117 MW cogeneration plant at Millennium's Morris, Ill. polyethylene manufacturing facility. The plant will provide the facility's steam and electrical needs pursuant to a 25-year contract and would market the excess electric capacity. Construction began in September 1997 with anticipated operations beginning the end of 1998. Millennium will have the right to buy out the contract at fair market values at certain defined points in the contract term. Millennium, a subsidiary of Millennium Chemicals Inc., is the largest domestic producer of polyethylene and a major supplier of performance polymers and select chemicals. During the third quarter of 1997, NRG obtained $16 million in project financing for Millennium with additional financing anticipated in late 1997 or early 1998.

  Since late 1996, NRG has had a right to acquire a 27.75 percent interest in the 390 MW Alto Cachapoal hydroelectric complex that is under development in central Chile. Alto Cachapoal is a two-stage "greenfield" project. In the first 195 MW stage, Alto Cachapoal plans to sell all of its firm energy to Codelco-El Teniente, the world's largest underground copper mine, pursuant to a 20-year power sales contract. Closing of the first stage has been delayed beyond 1997. Along with NRG, Nordic Power Invest AB also has a right to acquire a 27.75 percent interest in the Alto Cachapoal facility from Construction Andrade Gutierrez, the current owner of the project.

  As discussed in the 1996 Form 10-K, an NRG subsidiary has a 50 percent interest in the Sunnyside cogeneration joint venture in Utah, which sells energy and capacity to PacifiCorp under a power purchase agreement with an initial term expiring in 2023. Under the agreement, PacifiCorp is obligated to pay for: energy at prices based on PacifiCorp's avoided cost, base capacity at a levelized fixed price, and additional capacity at escalating fixed prices. The Sunnyside facility has experienced a shortfall in project cash flow attributable primarily to decreased revenues due to avoided energy rates being significantly lower than originally forecasted. In addition, higher fuel costs than originally forecasted may be incurred in the future. These changes in the economic performance of the Sunnyside project have caused NRG to explore its options. In particular, the joint venture has negotiated with PacifiCorp to restructure payments under the power purchase agreement, and the joint venture has discussed a restructuring of the project debt with its bondholders. In the absence of a restructuring of the project's debt, a debt service reserve fund, which has been used to make up cash shortfalls, is expected to be depleted by the end of 1997. There can be no assurance that either PacifiCorp or the bondholders will agree to any restructuring, nor can there be any assurances as to the actions the joint venture may take when and if the debt service reserve
fund is depleted.   NRG's investment in Sunnyside is approximately $12.5
million.

  In September 1997, the Estonian government announced it would not accept various aspects of NRG's proposed business plan for a joint project in Estonia for the acquisition, refurbishment and operations of 3,000 MW of generation and the associated fossil fuel supplies. NRG and government officials are in discussions to determine if a mutually acceptable business plan can be developed.

  During September 1997, NRG and its joint venture partners revised its previous bid to acquire certain assets of the Cajun Electric Power Cooperative in Louisiana. The revised acquisition bid was filed with and is subject to the approval of the federal bankruptcy court.

  In October 1997, NRG Generating (U.S.) Inc., a subsidiary of NRG Energy, Inc., completed a controlled startup of the combustion turbine at the 150 MW natural-gas-fired Grays Ferry Cogeneration project in Philadelphia. The project, which is on schedule and within budget, is expected to begin commercial operation in early December. The Grays Ferry project will sell electricity to PECO Energy Company and heating steam to Trigen-Philadelphia Energy Corporation.

  In October 1997, NRG purchased Pacific Generation Co. (PGC), an indirect subsidiary of PacifiCorp, for $151 million, subject to final post-closing
adjustments.   PGC is an independent power producer with an interest in 11 power generating facilities located throughout North America that have a total capacity of 737 MW. The facilities, located in California, Washington, Maine, New York, Massachusetts, and Kingston, Ontario, are diverse in terms of fuel type, including natural gas, hydro, refuse-derived fuel, coal and wind.

  As discussed in the 1996 Form 10-K, in 1996 NRG purchased, at a substantial discount, the senior secured debt of Mid-Continent Power Company, Inc. (MCPC). In June 1997, MCPC filed a Chapter 11 petition in federal bankruptcy court in Tulsa, Okla. and concurrently filed a plan of reorganization proposing to transfer ownership of all of MCPC's assets to NRG in exchange for forgiveness of a portion of MCPC's debt. In October 1997, this plan was confirmed by the bankruptcy court. The project is a gas-fired cogeneration plant with a rated capacity of 110 MW located in Pryor, Okla. which sells steam to several industrial customers and electricity to two Oklahoma utilities.

  CHANGE IN NRG HEDGING POLICY - In July 1997, NRG changed its policy of hedging foreign currency denominated investments as they were made, to a policy of hedging foreign currency cash flows over a projected 12-month period. As a result of this change in hedging policy, NRG terminated its seven existing foreign currency swap agreements on July 29, 1997. These terminations resulted in cash payments to NRG without any earnings impact. Consistent with prior policies, NRG is not hedging future earnings and does not speculate in foreign currencies.

  ENERGY MASTERS INTERNATIONAL - In July 1997, Cenerprise, Inc. (Cenerprise) acquired Energy Solutions International, Inc. (ESI) of Mendota Heights, Minn., and the remaining 20 percent of Energy Masters Corporation (EMC) that Cenerprise did not already own. Effective Sept. 1, 1997, Cenerprise Inc., changed its name to Energy Masters International Inc. (EMI) and established its headquarters in Mendota Heights. EMI, now with 300 employees in more than 25 offices nationwide, delivers energy supply and energy performance products and services to commercial and industrial customers, utilities, municipalities, and energy marketers.

  VIKING VOYAGEUR - The Company's subsidiary, Viking Gas Transmission Company, and TransCanada PipeLines Limited (TransCanada) announced plans earlier in 1997 to become equal partners in the Viking Voyageur Gas Transmission Company, LLC (Viking Voyageur) which is seeking to build a natural gas transmission pipeline extending from Emerson, Manitoba, to northeastern Illinois. The line would serve markets in Minnesota, Wisconsin and northeastern llinois.

  In June 1997, Viking Voyageur completed the "open season" for firm gas transportation service requests on its proposed gas pipeline project. During the open season, prospective natural gas shippers submitted requests for firm gas transportation capacity. At the conclusion of the open season, the project received requests for firm capacity of more than 1.8 billion cubic feet (bcf) per day. As a result, Viking Voyageur proposed to increase the size of the pipeline from 36 to 42 inches in diameter and volume from 1.2 to approximately
1.4 bcf per day.

  In July 1997, Nicor Inc. became a 20 percent owner in the Viking Voyageur project, joining partners NSP and TransCanada who each now have a 40 percent ownership interest. The partners also agreed to extend the pipeline an additional 60 miles to Joliet, Ill. to access Nicor's storage and transmission facilities. Nicor is a holding company based in Naperville, Ill. One of its principal businesses is Northern Illinois Gas, one of the nation's largest gas distribution companies.

  In October 1997, Viking Voyageur submitted an application to the Federal Energy Regulatory Commission for approval to construct a 42-inch diameter, 773 mile long pipeline. If the necessary regulatory approvals are obtained promptly, the project could be in service in late 1999.

3.   REGULATION AND RATE MATTERS

  RATE FILINGS - As a result of the termination of the proposed merger with WEC as discussed in Note 2, the Company has revised its regulatory plan and is considering rate filings in several jurisdictions. The Company is planning to file an application for a retail gas rate increase in its Minnesota jurisdiction later in 1997. In addition, the Company is planning to file, before 1997 year end, a rate application with the FERC to update its rates for transmission service. Northern States Power Company, a Wisconsin corporation, (the Wisconsin Company) filed retail electric and gas rate applications on Nov. 14, 1997, for 1998 rates as required by the Public Service Commission of Wisconsin (PSCW) biennial filing requirements. The applications requested an annual increase of $12.7 million in retail electric rates and a decrease of $1.7 million in retail gas rates. Any rate changes approved by PSCW would likely not take effect until the second quarter of 1998.

  NETWORK TRANSMISSION SERVICE COSTS (NTS) - In July 1997, the Wisconsin Company, received authorization from the PSCW to defer its share of network transmission service (NTS) costs incurred after May 23, 1997. Beginning in the third quarter 1997, the Wisconsin Company began deferring these costs, including a retroactive adjustment to May 23, 1997. Approximately $1.4 million of NTS costs had been deferred at Sept. 30, 1997.

  Under NTS, the Company and participating utilities share the total annual transmission cost for their combined joint-use systems, net of related transmission revenues, based upon each company's share of the total network load. The Company offers NTS service to qualifying transmission customers as mandated in FERC Order No. 888. The Wisconsin Company's share of this expense is billed through the Interchange Agreement with the Company.

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

  The 1994 Prairie Island legislation requires NSP to have under contract, or in operation, 225 MW of wind generation by Dec. 31, 1998 and a total of 425 MW by Dec. 31, 2002. NSP is currently purchasing generation from a 25 MW wind farm. The Company has a contract, which has been approved by MPUC, with Zond Minnesota Development Corporation II (Zond), a wind developer, to purchase 107 MW which is expected to be operating by June 1998. In March 1997, the Company signed two power purchase agreements, which have been approved by the MPUC, with Northern Alternative Energy, Inc. for the development of 22.65 MW of wind-generated electricity. In September 1997, the Company signed an agreement with Woodstock Windfarm, LLC for the development of 10.2 MW of wind-generated electricity. In July 1997, after a competitive bid process to supply 100 MW of wind energy by mid-1999, the Company selected Zond to supply this wind energy. These agreements are subject to approval by the MPUC. When these increments are completed, the Company's purchases of wind generation will be approximately
265 MW.

  The 1994 Prairie Island legislation also requires NSP to have under contract a total of 125 megawatts of biomass generation by the end of 1998. In October 1997, NSP began Phase II of its legislative commitment by selecting District Energy St. Paul Inc. and Lindroc Energy to each supply 25 MW of biomass power beginning in the summer of 2002. Phase I began in July 1996, with the selection of Minnesota Agri-Power Project to supply 75 MW of farm-grown, closed-loop biomass generation by the end of 2001.

  In May 1997, the Minnesota Court of Appeals (the Court) affirmed an Order of the Minnesota Environmental Quality Board (MEQB) which authorized the Company to use four additional casks for the storage of spent nuclear fuel at the Prairie Island nuclear generating plant. The Court also affirmed the MEQB's Order which denied a certificate of site comparability for an alternative site for the storage of spent nuclear fuel in Goodhue County. The Prairie Island Indian Tribe (the Tribe) had filed suit with the Court challenging the MEQB actions in October 1996. In June 1997, the Tribe petitioned the Minnesota Supreme Court for review. In July 1997, the Minnesota Supreme Court denied further review and the Company subsequently withdrew its application to the Nuclear Regulatory Commission to construct and operate an alternative site for the storage of spent nuclear fuel.

  NETWORK TRANSMISSION COSTS - In October 1997, another regional utility with integrated transmission facilities who participates in FERC's transmission cost-sharing network provided information to the Company which, if accurate and reliable, could increase NSP's anticipated annual NTS expense by approximately $7 million, effective in 1997. This is an increase over the Company's prior $27 million estimate of 1997 NTS expense. The Company intends to review and evaluate the information provided, assess its reliability and compliance with FERC guidelines, and, if necessary, dispute amounts that the Company believes represent increases due to inappropriately claimed facilities or inaccurate costs related to claimed facilities. Pending the outcome of this review, none of the potential NTS cost increase has been recognized as of Sept. 30, 1997.

  NUCLEAR INSURANCE - The circumstances set forth in Note 14 to NSP's financial statements contained in the 1996 Form 10-K appropriately represent, in all material respects, the current status of commitments and contingent liabilities regarding public liability for claims resulting from any nuclear incident.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

  Except for the historical statements contained herein, the matters discussed in the following discussion and analysis are forward looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate", "estimate", "expect", "objective", "possible", "potential" and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including their impact on capital expenditures; business conditions in the energy industry; competitive factors; unusual weather; changes in federal or state legislation; the higher degree of risk associated with the Company's nonregulated businesses as compared to the Company's regulated business; the items set forth below under "Factors Affecting Results of Operations"; and the other risk factors listed from time to time by the Company in reports filed with the Securities and Exchange Commission (SEC), including Exhibit 99.01 to this report on Form 10-Q for the quarter ended Sept. 30, 1997.

RESULTS OF OPERATIONS

  NSP's earnings for the periods ending Sept. 30, 1997 and 1996 were as follows:

                                       3 Mos. Ended         9 Mos. Ended
                                    9/30/97    9/30/96   9/30/97  9/30/96
                                    -------    -------   -------  --------
Earnings per average common share:
Ongoing operations                   $1.23      $1.18     $2.61   $2.70
Merger costs *                        0.00       0.00     (0.25)   0.00
  Total                              $1.23      $1.18     $2.36   $2.70


*net of applicable income tax

  The changes in revenues and expenses of the regulated utility businesses and nonregulated businesses underlying the variances in financial results are discussed in more detail later. In addition to the revenue and expense changes, earnings per share have been affected by an increasing average number of common and equivalent shares outstanding due to a public stock offering in September 1997 and stock issuances for the Company's dividend reinvestment and stock ownership plans.

FACTORS AFFECTING RESULTS OF OPERATIONS

  In addition to items noted in the 1996 Form 10-K, the historical and future trends of NSP's operating results have been and are expected to be affected by the following factors:

  TERMINATION OF PROPOSED MERGER - As discussed in Note 2, during May 1997 NSP and WEC terminated their plans to merge. NSP's year-to-date operating results for 1997 include a charge to nonoperating expense of approximately $29 million, or 25 cents per share, to write off its cumulative merger-related costs incurred. This charge, which is being reported as a non-recurring item outside of earnings from ongoing operations, includes estimates for certain regulatory and other costs which NSP will be required to pay but which have not yet been finalized.

  NONREGULATED BUSINESS RESULTS - The following summarizes the earnings contributions of NSP's nonregulated businesses:


                                     3 Mos. Ended        9 Mos. Ended
                                   9/30/97  9/30/96    9/30/97 9/30/96
                                   -------  -------    ------- -------
NRG Energy, Inc.                     $0.04   $0.07       $0.21  $0.16
Eloigne Company                       0.01    0.01        0.05   0.03
Energy Masters International, Inc*   (0.04)  (0.02)      (0.08) (0.08)
Other                                 0.01    0.01        0.00   0.02
  Total                              $0.02   $0.07       $0.18  $0.13


* formerly Cenerprise, Inc.

  Due to the nature of these nonregulated businesses, NSP anticipates that the earnings from nonregulated operations will experience more variability than regulated utility businesses. As discussed later, NSP's nonregulated earnings in the three- and nine-month periods ended Sept. 30, 1997 are experiencing such variability.

  ESTIMATED IMPACT OF WEATHER ON REGULATED EARNINGS - NSP estimates utility sales levels under normal weather conditions and analyzes the approximate effect of variations from historical average temperatures on actual sales levels. The following summarizes the estimated impact of weather on actual utility operating results (in relation to sales under normal weather conditions):

                                        INCREASE (DECREASE)
                                Actual          Actual           Actual
                             1997 VS NORMAL 1996 VS  NORMAL  1997  VS 1996
                             -------------- ---------------  -------------

Earnings per Share for:

Quarter Ended September 30      ($0.06)         ($0.06)        $0.00

Nine Months Ended September 30  ($0.02)          $0.08        ($0.10)


BUSINESS INTERRUPTIONS

  Service Area Flooding -   In the Grand Forks area (North Dakota and
Minnesota), flood damage and precautionary shut-downs cut off service to many of NSP's 21,000 electric and 13,000 gas customers in the area on or about April 21, 1997. Most customers have been reconnected however the Company anticipates that gas service may not be fully restored until late 1997.

  NSP estimates that its year-to-date operating results for 1997 have been reduced by approximately 4 to 5 cents per share due to flooding, mainly in the Grand Forks area. This estimate includes approximately $3 million of lost electric and gas margins compared to expected customer usage under normal weather conditions, and approximately $2 million in additional operating and maintenance expenses, net of estimated insurance recovery of $1.4 million. The Company does not expect that additional flood-related operating expenses incurred and revenues lost after Sept. 30, 1997 will be significant to operating results. In addition, the Company expects to incur approximately $4 million of capital expenditures to rebuild the area's delivery systems, of which approximately $2.6 million had been spent through Sept. 30, 1997. The amount of any additional insurance recovery or disaster relief available to NSP for potential reimbursement of expenses incurred and revenues lost as a result of flooding is not fully determinable at this time. Depreciation and return on investment related to capital expenditures incurred would be subject to recovery in future rate proceedings.

  Unscheduled Plant Outage - The Company's Monticello nuclear generating plant was taken out of service effective May 9, 1997 and returned to service at full-power on Aug. 1, 1997. The unscheduled outage represents an acceleration of a design change originally planned to be made in January 1998 during the unit's scheduled refueling outage. During the plant outage, NSP continued to serve its customers with electricity generated at other NSP facilities and through power purchases from other sources. The majority of the incremental costs incurred by the Company from replacing the plant's generation was recovered via fuel adjustment clause rate mechanisms. The costs of replacement power not recovered through the fuel clause (mainly in Wisconsin), and incremental maintenance costs related to the outage resulted in an adverse impact to NSP's 1997 earnings. For the three- and nine-month periods ended Sept. 30, 1997, NSP estimates that its operating results have been reduced by approximately 2 cents and 4 cents per share, respectively. See the Utility Operating Results sections herein for further discussion of the financial effects of the unscheduled plant outage.

  Storms - The Company experienced several storms in April, June and July 1997. Portions of two NSP high voltage transmission lines connecting NSP's Monticello and Sherco plants to the Minneapolis-St. Paul metro area were damaged. The Company avoided transmission-related outages but had to temporarily reduce production at its plants. The first Company-owned line was repaired and in
service by July 29, 1997 and the second by Sept. 16, 1997.   Reduced
transmission capability until repairs were completed, in addition to reduced generating capability as a result of the unscheduled Monticello outage, limited NSP's opportunity to sell power to other utilities. The majority of the incremental costs for replacement generation (purchased power and running NSP peaking facilities) was recovered through fuel adjustment clause rate mechanisms. The costs for repairs attributable to all of the storms is estimated to be approximately $4 million of operating and maintenance expenses, most of which has been recognized in the third quarter, and approximately $10 million in capital expenditures. Depreciation and return on investment related to capital expenditures incurred would be subject to recovery in future rate proceedings.

  1997 FINANCIAL OUTLOOK - Management believes that, primarily as a result of the business interruptions and network transmission service costs described previously, it is likely that NSP's 1997 earnings from ongoing operations (excluding merger costs) will be below 1996 results.

THIRD QUARTER 1997 COMPARED WITH THIRD QUARTER 1996

UTILITY OPERATING RESULTS

  ELECTRIC REVENUES for the third quarter of 1997 compared with the third quarter of 1996 increased $59.3 million or 10.1 percent. Retail revenue increased approximately $40.8 million or 7.5 percent largely due to increases in retail electric sales and higher average prices. The increase in retail electric sales reflects sales growth compared to 1996. Average retail prices increased as a result of rate adjustments for higher fuel and purchased power costs, reflecting the impacts of the business interruptions discussed previously, and increased recovery of deferred conservation and energy management costs. Revenue from sales to other utilities increased $7.8 million in 1997 primarily due to an increase in average prices reflecting more favorable market conditions. Other electric revenues increased by $10.6 million largely due to the recognition of a transmission settlement and increases in the transmission of electricity for others.

  GAS REVENUES for the third quarter of 1997 increased $4.9 million or 10.4 percent compared with the third quarter of 1996 primarily due to rate adjustments related to estimated purchased gas cost recovery and higher interruptible sales volumes, partially offset by a decline in firm sales volume and lower transportation revenues. The firm sales volume decrease is primarily due to lower sales growth and less favorable weather in 1997 in comparison to 1996.

  FUEL FOR ELECTRIC GENERATION and PURCHASED AND INTERCHANGE POWER costs combined increased $20.6 million or 14.3 percent for the third quarter of 1997 compared with the third quarter of 1996. Fuel expense increased $8.8 million primarily due to higher average fossil fuel prices from the use of higher cost plants and increased plant output due to higher sales. Purchased and interchange power costs increased $11.8 million primarily due to higher market prices for purchased power and increased purchases. The operation of higher cost plants and an increased level of power purchases were necessary due to plant outages and lower generation from a baseload plant as a result of transmission line limitations, as discussed previously.

  COST OF GAS PURCHASED AND TRANSPORTED for the third quarter of 1997 compared with the third quarter of 1996 increased $5.9 million or 26.8 percent due to increased gas costs partially offset by reduced off-system and agency gas sales. The higher cost of gas reflects adjustments to match rate recovery under the purchased gas adjustment mechanism and higher gas costs due to market changes in natural gas prices charged by suppliers.

  OTHER OPERATION and MAINTENANCE expenses increased and ADMINISTRATIVE AND GENERAL expenses decreased combining for a net increase of $17.1 million or 11.2 percent compared with the third quarter of 1996. The costs associated with providing network transmission service (NTS) to qualifying transmission customers, as a result of FERC Order No. 888 (see Notes 3 and 4 to the Financial Statements), added $6.2 million to other operation expenses. Costs incurred for plant outages, storm and flood damage, (as discussed previously), electric technology improvements, customer service and provisions for uncollectibles also increased operating and maintenance expenses. Partially offsetting these increases were lower costs for employee benefits and property insurance.

  CONSERVATION AND ENERGY MANAGEMENT costs increased $2.1 million or 12.3 percent in the third quarter of 1997 compared to the same period in the prior year due to higher amortization levels and concurrent rate recovery of deferred electric and gas conservation and energy management program costs. These higher amortization levels are consistent with retail electric and gas rate recovery levels in the Company's Minnesota jurisdiction which increased in August 1996 for electric and September 1996 for gas.

  DEPRECIATION AND AMORTIZATION expense increased $4.6 million or 5.9 percent compared with the third quarter of 1996. The increase is mainly due to increased plant in service between the two periods.

  PROPERTY AND GENERAL TAXES for the third quarter of 1997 compared with the third quarter of 1996 decreased $4.4 million or 7.0 percent due to lower 1997 property taxes in Minnesota as a result of legislation enacted in May 1997 and higher property tax accruals in 1996. The 1996 accrual levels were ultimately adjusted downward at year-end 1996 based on final property tax notices received.

  UTILITY INCOME TAXES for the third quarter of 1997 compared with the third quarter of 1996 were $5.2 million higher primarily due to higher operating income in the third quarter of 1997.

  OTHER UTILITY INCOME (DEDUCTIONS) - NET decreased $2.8 million mainly due to lower interest income compared to 1996, which included interest from settlement of tax disputes .

  UTILITY INTEREST AND AMORTIZATION decreased $0.7 million or 2.4 percent primarily due to interest adjustments related to settlement of a state tax dispute.

  DISTRIBUTIONS ON REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST increased $3.9 million due to the issuance of new securities in 1997 as discussed in Note 2 to the Financial Statements.

  PREFERRED STOCK DIVIDENDS AND REDEMPTION PREMIUMS decreased $0.7 million in the third quarter of 1997 compared with 1996 primarily due to reductions in dividends resulting from the redemption of two issues of preferred stock in February 1997.

NONREGULATED BUSINESS RESULTS

  NSP's nonregulated operations include many diversified businesses, such as independent power production, energy sales and services, industrial heating and cooling, and energy-related refuse-derived fuel production. NSP also has investments in affordable housing projects and several income-producing properties. The following summarizes NSP's diversified business results in the aggregate, including consolidated subsidiaries and unconsolidated affiliates.


                                                         3 MOS. ENDED
(Thousands of dollars, except EPS)                  9/30/97      9/30/96
                                                    -------      -------
  Operating revenues                                $48,918    $56,051
  Equity in earnings of unconsolidated affiliates     2,807      6,234
  Operating and development expenses                (53,618)   (58,803)
  Interest and other income                           4,116      2,110
  Income from nonregulated businesses before
    interest and  taxes                              $2,223     $5,592
  Interest expense                                   (9,376)    (4,875)
  Income tax benefit                                  8,580      3,869
  Net income                                         $1,427     $4,586
Contribution of nonregulated businesses to NSP
    earnings per share                                $0.02      $0.07


  NRG - NRG's third quarter earnings decreased by 3 cents per share in 1997 from the same period one year ago primarily due to increased interest costs from a June 1997 debt financing and lower project earnings which were partially offset by higher tax credits for new projects. The operating results of NRG projects in 1997 reflect higher earnings from new projects, including interests in Loy Yang in Australia (acquired in May 1997) and COBEE in Bolivia (acquired in December 1996), which were offset by lower earnings at MIBRAG in Germany. NRG's landfill gas subsidiary, NEO, has entered into projects since 1996 that are generating higher levels of energy tax credits.

  EMI - EMI's third quarter losses increased by 2 cents per share in 1997 compared 1996, primarily due to equity in losses incurred by its 50 percent-owned joint venture, Enerval, and increased expenses related to combining operations with Energy Solutions International, Inc. (ESI) and Energy Masters Corporation (EMC), both purchased in July 1997.

FIRST NINE MONTHS OF 1997 COMPARED WITH FIRST NINE MONTHS OF 1996

UTILITY OPERATING RESULTS

  ELECTRIC REVENUES for the first nine months of 1997 compared with the first nine months of 1996 increased $76.7 million or 4.8 percent. Retail revenues increased approximately $50.6 million or 3.4 percent due to an increase in average retail prices and a 1.6 percent increase in retail electric sales. The increase in retail electric sales reflects sales growth compared to 1996, partially offset by less favorable weather in 1997. Average retail prices increased as a result of rate adjustments for higher fuel and purchased power costs, reflecting the impacts of the business interruptions discussed previously, and increased recovery of deferred conservation and energy management costs. Revenue from sales to other utilities increased $12.5 million primarily due to price increases resulting from more favorable market conditions. Other electric revenues increased $13.6 million largely due to the recognition of a transmission settlement in the third quarter of 1997 and increases in the transmission of electricity for others.

  GAS REVENUES for the first nine months of 1997 compared with the first nine months of 1996 increased $13.3 million or 3.9 percent. Gas revenues increased due to an increase in average gas prices despite a 2.3 percent decrease in gas sales volume and decreased transportation and off-system sales,. The sales volume decrease is due primarily to less favorable weather in 1997 in comparison to 1996, partially offset by growth in gas sales. The price increase is mainly due to rate adjustments for increased purchased gas costs in the first quarter of 1997, resulting from market changes in natural gas prices charged by suppliers, and an annual adjustment to rate recovery of estimated purchased gas costs in Minnesota.

  FUEL FOR ELECTRIC GENERATION and PURCHASED AND INTERCHANGE POWER costs combined increased $31.4 million or 7.6 percent for the first nine months of 1997 compared with the first nine months of 1996. Fuel expense increased $12.0 million primarily due to higher average fossil fuel prices, mainly reflecting the increased use of higher cost plants due to plant outages and lower generation from a baseload plant as a result of transmission line limitations, as discussed previously, and more plant output due to higher sales. Purchased and interchange power costs increased $19.4 million primarily due to increased costs due to market conditions and higher purchases as a result of higher sales and lower plant availability during the second and third quarters, as discussed previously.

  COST OF GAS PURCHASED AND TRANSPORTED for the first nine months of 1997 compared with the first nine months of 1996 increased $15.3 million or 7.4 percent due to higher cost of gas, partly offset by lower gas sendout. The higher cost of purchased gas, occurring mainly in the first quarter of 1997, reflects changes in market conditions and gas cost adjustments to match expense with rate recovery. The lower sendout is primarily a result of decreased gas sales and lower off-system sales.

  OTHER OPERATION and MAINTENANCE expenses increased and ADMINISTRATIVE AND GENERAL expenses decreased, combining for a net increase of $27.0 million or
5.6 percent compared with the first nine months of 1996. The cost associated with offering NTS to qualifying transmission customers, as a result of FERC Order No. 888, added approximately $18 million to other operation expenses. Expenditures for electric technology improvements, customer service initiatives, provisions for uncollectibles, storm damage, flooding and outage costs also increased operating and maintenance expenses. Partially offsetting these increases were lower costs for employee benefits, insurance and line maintenance costs unrelated to the storm damage.

  CONSERVATION AND ENERGY MANAGEMENT expenses increased $5.4 million in the first nine months of 1997 compared to the same period in the prior year due mainly to higher amortization levels and concurrent rate recovery of deferred electric and gas conservation and energy management program costs. These higher amortization levels are consistent with retail electric and gas rate recovery levels in the Company's Minnesota jurisdiction which increased in August 1996 for electric and September 1996 for gas.

  DEPRECIATION AND AMORTIZATION increased $14.3 million or 6.3 percent compared with the first nine months of 1996. The increase is mainly due to increased plant in service between the two periods.

  PROPERTY AND GENERAL TAXES for the first nine months of 1997 compared with the first nine months of 1996 decreased $6.7 million or 3.7 percent due to lower 1997 property taxes in Minnesota a result of legislation enacted in May 1997 and higher property tax accruals in 1996. The 1996 accrual levels were ultimately adjusted downward at year-end 1996 based on final property tax notices received. This decrease is partly offset by higher payroll and franchise taxes.

  UTILITY INCOME TAXES for the first nine months of 1997 compared with the first nine months of 1996 decreased $3.8 million primarily due to lower pre-tax income.

  OTHER UTILITY INCOME (DEDUCTIONS) - NET decreased $6.1 million for the first nine months of 1997 compared with the first nine months of 1996 primarily due to lower interest income associated with the settlement of tax disputes and with customer financing, and non-recurring 1996 refund adjustments. Other income (expense) also includes the second quarter write-off of $29 million in merger costs (as discussed previously) and the related tax effects.

  UTILITY INTEREST AND AMORTIZATION for the first nine months of 1997 compared with the first nine months of 1996 decreased by $0.5 million primarily due to interest adjustments related to a settlement of a state tax dispute, and offsetting changes in other interest.

  DISTRIBUTIONS ON REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST increased $10.5 million due to the issuance of new securities in 1997 as discussed in Note 2 to the Financial Statements.

  PREFERRED STOCK DIVIDENDS AND REDEMPTION PREMIUMS decreased $0.5 million for the first nine months of 1997 compared with the first nine months of 1996 due to reductions in dividends as a result of the redemption of two issues of preferred stock in February 1997, partially offset by a $1.1 million redemption premium.

NONREGULATED BUSINESS RESULTS

  The following summarizes NSP's diversified business results in the aggregate, including consolidated subsidiaries and unconsolidated affiliates.


                                             9 MOS. ENDED
 (Thousands of dollars, except EPS)        9/30/97   9/30/96
                                           -------   -------
  Operating revenues                        $159,800   $241,241
  Equity in earnings of unconsolidated
      affiliates                              14,433     18,215
  Operating and development expenses        (171,521)  (255,220)
  Interest and other income                   11,247      6,785
  Income from nonregulated businesses
      before interest and taxes              $13,959    $11,021
  Interest expense                           (22,139)   (13,643)
  Income tax benefit                          20,671     11,878
  Net income                                 $12,491     $9,256
  Contribution of nonregulated businesses
    to NSP earnings per share                  $0.18      $0.13


  NRG - NRG's earnings for the nine months ended Sept. 30 increased by 5 cents per share in 1997 compared with the same period in 1996 primarily due to higher tax credits from new NEO projects (as discussed previously) and lower business development costs, partially offset by higher interest costs on new debt financing issued in January 1996 and June 1997, and lower project income. The operating results of NRG projects in 1997 reflect lower earnings in MIBRAG, which were partially offset by higher earnings from new projects, including interests in Loy Yang and COBEE. Regarding business development costs, NRG experienced an increased level of such costs in early 1996 as it pursued several significant international and domestic projects. Until there is substantial assurance that a project under development will come to financial closure, such costs are expensed.

  EMI - EMI's earnings for the nine months ended Sept. 30, 1997 compared with the same period in 1996 were about the same. Non-regulated operating revenues and expenses decreased, while operating margins increased in 1997 compared to the same period in 1996 primarily due to EMI's curtailment of gas trading activity in the second quarter of 1996 which had negatively impacted operating margins during the first half of 1996. The increased margins were offset by losses incurred by Enerval due to the price volatility in the gas market, the write-off of a receivable from a customer who entered bankruptcy, and increased expenses related to the purchase of ESI and EMC, as discussed previously.

  Other - Eloigne's earnings for the nine months ended Sept. 30, 1997 were up 2 cents per share compared with the same period in 1996 mainly due to higher tax credits generated by new projects. Other nonregulated earnings for the nine month period are down 2 cents per share in 1997 mainly due to start-up costs incurred by NSP's new communications subsidiary Seren Innovations, Inc.

LIQUIDITY AND CAPITAL RESOURCES

  The Company had $65 million in commercial paper debt outstanding as of Sept. 30, 1997. Commercial banks currently provide credit lines of approximately $300 million to the Company. These credit lines make short-term financing available in the form of bank loans, letters of credit and support for commercial paper sales. The Company has regulatory approval for up to $528 million in short-term borrowing levels.

  In addition to Company lines, commercial banks currently provide credit lines of approximately $248 million to wholly owned subsidiaries of the Company, including the NRG credit facility discussed later. At Sept. 30, 1997, approximately $38 million in borrowings were outstanding under these credit lines. In addition, approximately $34 million in letters of credit were outstanding, which reduced the credit lines available to subsidiaries at Sept. 30, 1997, and therefore left approximately $176 million of unused lines available at that date.

  In January 1997, stock options for the purchase of 286,700 shares were awarded under the Company's Executive Long-Term Incentive Award Stock Plan (the Plan). These options are not exercisable for approximately twelve months after the award date. As of Sept. 30, 1997, a total of 1,252,054 stock options were outstanding, which were considered as potential common stock equivalents for earnings per share purposes. During the first nine months of 1997, the Company has issued 52,328 new shares of common stock under the Plan pursuant to the exercise of options and awards granted in prior years. Under NSP's Dividend Reinvestment and Stock Purchase Plan, the Company has issued 156,017 shares of common stock during the first nine months of 1997. During 1997 the Company has issued an additional 69,488 shares of common stock to the Employee
Stock Ownership Plan for dividends on Company shares held.

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

  In May 1997, NRG finalized terms with a syndication of banks regarding a three-year $175 million revolving credit facility. The facility will be used for general corporate purposes, including letters of credit and interim funding of NRG project investments. Under the terms of the credit facility, NRG must maintain compliance with certain financial requirements, including maintenance of a minimum level of tangible net worth and a minimum ratio of tangible net worth to capitalization. NRG borrowed under this facility to finance the acquisition of PGC, as discussed previously.

  In June 1997, NRG issued $250 million of 7.5 percent Senior Notes due 2007 in a private placement under securities laws. NRG used the net proceeds to repay outstanding debt incurred primarily to fund its equity investment in the Loy Yang project, and for other general corporate purposes. In August of 1997, NRG filed with the Securities and Exchange Commission (SEC) a tender offer to exchange the existing notes for publicly-traded notes with the same interest rate and maturity. NRG is hopeful that the SEC will allow the filing to become effective by early December 1997 so that the tender offer can be completed shortly thereafter.

  In July 1997, Moody's Investors Service (Moody's) upgraded the credit ratings of the Company and its Wisconsin subsidiary. First mortgage and secured pollution control bonds are now rated `Aa3', unsecured pollution control bonds and counterparty ratings are now rated `A1', and the Company's preferred stock is now rated `a1'. In October 1997, Standard & Poor's (S&P) upgraded the credit
ratings of the Company.   These ratings reflect the views of Moody's and S&P,
and an explanation of the significance of these ratings may be obtained from those agencies. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating agency.

  NRG's wholly owned subsidiary, NRG Energy Center is negotiating for financing of approximately $30 million to provide financing for the Minneapolis Energy Center.

  In September 1997, the Company sold 4.9 million shares of its common stock in a public offering at a price to the public of $49.5625 per share, with net proceeds to the Company of $237 million. The Company used the proceeds for general corporate purposes, including the retirement of $100 million of first mortgage bonds which matured Oct. 1, 1997, expenditures for the Company's construction program and the repayment of short-term borrowings.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  In the normal course of business, various lawsuits and claims have arisen against NSP. Management, after consultation with legal counsel, has recorded an estimate of the probable cost of settlement or other disposition for such matters.

  On July 23, 1996, the U.S. Court of Appeals for the District of Columbia Circuit (the Court), in a lawsuit filed by the Company along with other major utilities, unanimously ruled that the Nuclear Waste Policy Act (Act) creates an unconditional obligation for the United States Department of Energy (DOE) to begin acceptance of spent nuclear fuel by Jan. 31, 1998. The DOE did not seek U.S. Supreme Court review. On Jan. 31, 1997, the Company along with 30 other electric utilities and 45 state agencies, filed a related lawsuit with the Court against the DOE requesting authority to withhold payments to the DOE under the Act. On Sept. 25, 1997, in oral arguments to the Court, the Company and the other parties asked for an order (a) compelling the DOE to begin accepting spent nuclear fuel, as required by the Act and the standard Contract between the utilities and the DOE, and to develop an enforceable plan for accepting spent nuclear fuel by a date certain; and (b) allowing utilities to escrow payments into the Nuclear Waste Fund until the DOE begins accepting spent nuclear fuel. The petition if granted, will be significant to NSP and the industry because the DOE will be mandated to take the above-stated actions concerning spent nuclear fuel. A ruling from the Court is expected before the end of 1997. In June 1997, the State of Minnesota passed legislation that would allow the State to begin placing in escrow the payments to the DOE under the Act. This escrow could be implemented if allowed by the Court in the pending case. Related to this matter, in June 1997 the DOE notified utilities that it likely will not meet its Jan. 31, 1998 deadline to accept spent nuclear fuel and that the delay in accepting spent nuclear fuel is "unavoidable" as defined in the standard Contract. The Company and other major utilities are challenging this determination by the DOE Contracting officer.

  For discussion of legal proceedings concerning temporary storage of spent nuclear fuel at the Prairie Island Nuclear Generating Plant, see Note 4 to the Financial Statements, incorporated herein by reference.

  On June 10, 1997, the Minnesota Office of the Attorney General (OAG) petitioned the MPUC to investigate the Company's meter reading and billing practices and to authorize the OAG to pursue civil penalties. On Sept. 18, 1997, the MPUC in Docket No. E, G-002/CI-97-863 voted to require the Company to submit a report about its practices and compliance with MPUC's meter reading and billing rules within 30 days. The Company expects a ruling by MPUC on the OAG petition in the first quarter of 1998. While the Company continues to seek to resolve this matter in a manner acceptable to the parties and MPUC, the Company cannot at the present time predict the outcome of this matter.

 FORM 8-K

(A)  EXHIBITS

The following Exhibits are filed with this report:

   27.01    Financial Data Schedule for the nine months ended Sept. 30, 1997.

   99.01    Statement pursuant to Private Securities Litigation Reform Act of
1995.

(B)  REPORTS ON FORM 8-K

  The following reports on Form 8-K were filed either during the three months ended Sept. 30, 1997, or between Sept. 30, 1997 and the date of this report:

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

   Sept. 19, 1997 (Filed Sept. 19, 1997) Item 5. Other Events. On Sept. 17, 1997, the Company sold 4.5 million shares of its common stock in a public offering at a price of $49.5625 per share.

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

                              NORTHERN STATES POWER COMPANY
                              (Registrant)



                             /S/
                              Roger D. Sandeen
                              Vice President and Controller




                             /S/
                             Edward J. McIntyre
                             Vice President and Chief Financial Officer
Date:  NOVEMBER 14, 1997

                                  EXHIBIT INDEX

METHOD OF FILING           EXHIBIT NO.              DESCRIPTION

DT                           27.01               Financial Data Schedule

DT                           99.01               Statement pursuant to Private
                                                 Securities Litigation Reform
                                                 Act 1995

DT = Filed electronically with this direct transmission.