Form 10-Q
period 1998-03-31
NORTHERN STATES POWER CO /MN/
filed 1998-05-15
CIK 72903

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
  -
     ACT  OF  1934
                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED    MARCH 31, 1998         COMMISSION FILE NUMBER    1-3034
                  --------------------



                          NORTHERN STATES POWER COMPANY
                          -----------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


 MINNESOTA                                             41-0448030
----------                                            ------------
(STATE  OF  OTHER  JURISDICTION  OF                  (I.R.S.  EMPLOYER
 INCORPORATION  OR  ORGANIZATION)                     IDENTIFICATION  NO.)


414  NICOLLET  MALL,  MINNEAPOLIS,  MINNESOTA                   55401
---------------------------------------------                   ------
(ADDRESS  OF  PRINCIPAL  EXECUTIVE  OFFICES)              (ZIP  CODE)


REGISTRANT'S  TELEPHONE  NUMBER, INCLUDING AREA CODE       (612)330-5500
                                                     ---------------------------



                                      NONE
                                      ----
FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                            YES      X    NO
                                                  -----      ------

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

     CLASS                                      OUTSTANDING APRIL  30,  1998
--------------------                            ----------------------------
COMMON  STOCK,  $2.50  PAR  VALUE                   75,368,508  SHARES

                         PART 1.  FINANCIAL INFORMATION
                         ------------------------------

ITEM  1.    FINANCIAL  STATEMENTS
---------------------------------

           NORTHERN STATES POWER COMPANY (MINNESOTA) AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  ---------------------------------------------


                                                                                         Three Months Ended
                                                                                              March 31
                                                                                       -----------------------
                                                                                    1998                       1997
                                                                               -------------              ----------
                                                                                           (Thousands of dollars)
UTILITY OPERATING REVENUES
  Electric: Retail . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  479,826   $              482,843
            Sales for resale and other . . . . . . . . . . . . . . . . . . . .      41,745                   36,291
  Gas. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     179,831                  223,362
    Total .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     701,402                  742,496
                                                                                -----------              ----------

UTILITY OPERATING EXPENSES
  Fuel for electric generation . . . . . . . . . . . . . . . . . . . . . . . .      75,639                   81,294
  Purchased and interchange power. . . . . . . . . . . . . . . . . . . . . . .      72,523                   58,288
  Cost of gas purchased and transported. . . . . . . . . . . . . . . . . . . .     113,582                  152,019
  Other operation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      95,466                   88,800
  Maintenance. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      39,860                   43,501
  Administrative and general.. . . . . . . . . . . . . . . . . . . . . . . . .      37,779                   34,628
  Conservation and energy management . . . . . . . . . . . . . . . . . . . . .      16,885                   17,299
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . .      84,100                   79,842
  Taxes:  Property and general.. . . . . . . . . . . . . . . . . . . . . . . .      55,960                   61,353
          Current income. . . . . . . . . . . . . . . . . . . . . . . . . . .       38,387                   46,217
          Deferred income . . . . . . . . . . . . . . . . . . . . . . . . . .      (5,623)                  (7,023)
          Investment tax credits recognized.. . . . . . . . . . . . . . . . .      (2,206)                  (2,178)
      Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     622,352                  654,040
                                                                                -----------             ----------

UTILITY OPERATING INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . .      79,050                   88,456

OTHER INCOME (EXPENSE)
  Income from nonregulated businesses - before interest and taxes. . . . . . .       4,380                    6,649
  Allowance for funds used during construction - equity. . . . . . . . . . . .       1,745                    2,314
  Other utility income (deductions) - net. . . . . . . . . . . . . . . . . . .         705                   (3,138)
  Income tax benefits on nonregulated operations and nonoperating items. . . .      14,026                    6,391
      Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      20,856                   12,216
                                                                                -----------             ------------

INCOME BEFORE FINANCING COSTS. . . . . . . . . . . . . . . . . . . . . . . . .      99,906                  100,672

FINANCING COSTS
  Interest on utility long-term debt.. . . . . . . . . . . . . . . . . . . . .      25,266                   25,550
  Other utility interest and amortization. . . . . . . . . . . . . . . . . . .       3,419                    4,865
  Nonregulated interest and amortization . . . . . . . . . . . . . . . . . . .      12,278                    4,961
  Allowance for funds used during construction - debt. . . . . . . . . . . . .      (2,112)                  (3,102)
                                                                                -----------             ------------
      Total interest charges . . . . . . . . . . . . . . . . . . . . . . . . .      38,851                   32,274

Distributions on redeemable preferred securities of subsidiary trust.. . . . .       3,938                    2,625
                                                                                -----------             -----------

      TOTAL FINANCING COSTS. . . . . . . . . . . . . . . . . . . . . . . . . .      42,789                   34,899
                                                                                -----------             -----------

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      57,117                   65,773
PREFERRED STOCK DIVIDENDS AND REDEMPTION PREMIUMS. . . . . . . . . . . . . . .       2,367                    3,957

EARNINGS AVAILABLE FOR COMMON STOCK. . . . . . . . . . . . . . . . . . . . . .  $   54,750   $               61,816
                                                                                ===========  =======================

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (000'S). . . . . . . . . . . . . .      74,607                   68,724
AVERAGE NUMBER OF COMMON AND POTENTIALLY DILUTIVE SHARES OUTSTANDING (000'S)..      74,733                   68,827

EARNINGS PER AVERAGE COMMON SHARE - BASIC. . . . . . . . . . . . . . . . . . .  $     0.73   $                 0.90
EARNINGS PER AVERAGE COMMON SHARE - ASSUMING DILUTION. . . . . . . . . . . . .  $     0.73   $                 0.90

COMMON DIVIDENDS DECLARED PER SHARE. . . . . . . . . . . . . . . . . . . . . .  $    0.705   $                0.690

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (UNAUDITED)
------------------------------------------------------------------------------

Balance at beginning of period.. . . . . . . . . . . . . . . . . . . . . . . .  $1,364,875   $            1,340,799
     Net income for period . . . . . . . . . . . . . . . . . . . . . . . . . .      57,117                   65,773
     Dividends declared:
            Cumulative preferred stock . . . . . . . . . . . . . . . . . . . .      (2,367)                  (2,809)
            Common stock . . . . . . . . . . . . . . . . . . . . . . . . . . .     (52,622)                 (47,721)
    Premium on redeemed preferred stock. . . . . . . . . . . . . . . . . . . .           -                   (1,148)
                                                                                -----------  -----------------------

Balance at end of period.. . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,367,003   $            1,354,894
                                                                                ===========  =======================


The Notes to Consolidated Financial Statements are an integral part of the Statements of Income and Retained Earnings.

           NORTHERN STATES POWER COMPANY (MINNESOTA) AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------


                                                                                     Three Months Ended
                                                                                        March 31,
                                                                                 1998            1997

                                                                                  (Thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  57,117   $               65,773
   Adjustments to reconcile net income to cash from operating activities:
     Depreciation and amortization. . . . . . . . . . . . . . . . . . . .     93,874                   87,142
     Nuclear fuel amortization. . . . . . . . . . . . . . . . . . . . . .      9,878                    9,706
     Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . .     (6,181)                  (6,709)
     Deferred investment tax credits recognized . . . . . . . . . . . . .     (2,284)                  (2,256)
     Allowance for funds used during construction - equity. . . . . . . .     (1,745)                  (2,314)
     Undistributed equity in earnings of unconsolidated affiliates. . . .    (11,019)                  (6,060)
     Cash provided by changes in certain working capital items. . . . . .     77,590                   63,384
     Cash provided by changes in other assets and liabilities.. . . . . .      3,455                    9,679

  Net cash provided by operating activities.. . . . . . . . . . . . . . .    220,685                  218,345
                                                                           ----------  -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . .    (74,814)                 (80,052)
   Decrease in construction payables. . . . . . . . . . . . . . . . . . .       (500)                  (3,402)
   Allowance for funds used during construction - equity. . . . . . . . .      1,745                    2,314
   Investment in external decommissioning fund. . . . . . . . . . . . . .    (10,497)                 (10,505)
   Equity investments, loans and deposits for nonregulated projects.. . .    (77,230)                  (6,593)
   Collection of loans made to nonregulated projects. . . . . . . . . . .     55,079                        -
   Other investments - net. . . . . . . . . . . . . . . . . . . . . . . .     (7,469)                  (8,533)
  Net cash used for investing activities. . . . . . . . . . . . . . . . .   (113,686)                (106,771)
                                                                           ----------  -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Change in short-term debt - net issuances (repayments).. . . . . . . .   (134,971)                (214,587)
   Proceeds from issuance of long-term debt - net.. . . . . . . . . . . .    252,781                        -
   Repayment of long-term debt. . . . . . . . . . . . . . . . . . . . . .     (9,818)                  (1,953)
   Proceeds from issuance of common stock - net.. . . . . . . . . . . . .     16,045                        -
   Proceeds from issuance of preferred securities - net.. . . . . . . . .          -                  193,513
   Redemption of preferred stock, including reacquisition premiums. . . .    (95,000)                 (41,278)
   Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (55,994)                 (50,901)

  Net cash used for financing activities. . . . . . . . . . . . . . . . .    (26,957)                (115,206)
                                                                           ----------  -----------------------

Net increase (decrease) in cash and cash equivalents. . . . . . . . . . .     80,042                   (3,632)

Cash and cash equivalents at beginning of period. . . . . . . . . . . . .     54,765                   51,118
                                                                           ----------  -----------------------

Cash and cash equivalents at end of period. . . . . . . . . . . . . . . .  $ 134,807   $               47,486
                                                                           ==========  =======================


The Notes to Consolidated Financial Statements are an integral part of the Statements of Cash Flows.

           NORTHERN STATES POWER COMPANY (MINNESOTA) AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                     ---------------------------------------


                                                                                                  March 31,        December 31,
                                                                                                    1998              1997

                                                                                                    (Thousands of dollars)
ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
UTILITY PLANT
  Electric . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $            7,011,139   $ 6,964,888
  Gas. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 823,688       821,119
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 347,063       343,950
      Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               8,181,890     8,129,957
    Accumulated provision for depreciation . . . . . . . . . . . . . . . . . . . . . . . .              (3,942,541)   (3,868,810)
  Nuclear fuel.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 945,606       932,335
    Accumulated provision for amortization.. . . . . . . . . . . . . . . . . . . . . . . .                (842,039)     (832,162)
      Net utility plant. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               4,342,916     4,361,320

CURRENT ASSETS
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 134,807        54,765
  Customer accounts receivable - net.. . . . . . . . . . . . . . . . . . . . . . . . . . .                 253,569       269,455
  Unbilled utility revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  99,533       121,619
  Notes receivable from nonregulated projects. . . . . . . . . . . . . . . . . . . . . . .                  26,088        55,787
  Other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  61,522        80,803
  Fossil fuel inventories - at average cost. . . . . . . . . . . . . . . . . . . . . . . .                  43,102        56,434
  Materials and supplies inventories - at average cost . . . . . . . . . . . . . . . . . .                 111,613       107,254
  Prepayments and other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  47,112        55,674
    Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 777,346       801,791

OTHER ASSETS
  Equity investments in nonregulated projects. . . . . . . . . . . . . . . . . . . . . . .                 808,260       740,734
  External decommissioning fund and other investments. . . . . . . . . . . . . . . . . . .                 434,943       400,290
  Regulatory assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 324,396       340,122
  Nonregulated property - net of accumulated depreciation. . . . . . . . . . . . . . . . .                 251,690       256,726
  Notes receivable from nonregulated projects. . . . . . . . . . . . . . . . . . . . . . .                  83,353        77,639
  Other long-term receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  42,711        42,600
  Intangible assets - net of amortization. . . . . . . . . . . . . . . . . . . . . . . . .                  90,322        92,829
  Long-term prepayments and deferred charges . . . . . . . . . . . . . . . . . . . . . . .                  35,064        30,015
     Total other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               2,070,739     1,980,955
      TOTAL ASSETS.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $            7,191,001   $ 7,144,066
                                                                                            =======================  ============

LIABILITIES AND EQUITY
CAPITALIZATION
  Common stock equity:
    Common stock and premium - authorized 160,000,000
      shares of $2.50 par value, issued shares:
      1998 74,918,021 and 1997 74,618,382. . . . . . . . . . . . . . . . . . . . . . . . .  $            1,096,713   $ 1,080,273
    Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,367,003     1,364,875
    Leveraged common stock held by ESOP. . . . . . . . . . . . . . . . . . . . . . . . . .                  (8,764)      (10,533)
    Accumulated other comprehensive income . . . . . . . . . . . . . . . . . . . . . . . .                 (66,048)      (62,887)
      Total common stock equity. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               2,388,904     2,371,728

  Cumulative preferred stock and premium - authorized
    7,000,000 shares of $100 par value; outstanding
    shares:  1998, 1,050,000 and 1997, 2,000,000
    without mandatory redemption . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 105,340       200,340
   Mandatorily redeemable preferred securities of subsidiary trust - guaranteed
      by NSP*. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 200,000       200,000
  Long-term debt.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               2,122,676     1,878,875
      Total capitalization . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               4,816,920     4,650,943

CURRENT LIABILITIES
  Long-term debt due within one year.. . . . . . . . . . . . . . . . . . . . . . . . . . .                  22,045        22,820
  Other long-term debt potentially due within one year.. . . . . . . . . . . . . . . . . .                 141,600       141,600
  Short-term debt .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 125,381       260,352
  Accounts payable.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 187,173       249,813
  Taxes accrued. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 246,220       186,369
  Interest accrued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  40,480        28,724
  Dividends payable on common and preferred stocks . . . . . . . . . . . . . . . . . . . .                  53,773        54,778
  Accrued payroll, vacation and other. . . . . . . . . . . . . . . . . . . . . . . . . . .                  89,694        89,562
      Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 906,366     1,034,018

OTHER LIABILITIES
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 782,336       792,569
  Deferred investment tax credits. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 136,036       138,509
  Regulatory liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 342,232       305,765
  Postretirement and other benefit obligations . . . . . . . . . . . . . . . . . . . . . .                 126,660       135,612
  Other long-term obligations and deferred income. . . . . . . . . . . . . . . . . . . . .                  80,451        86,650
      Total other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,467,715     1,459,105

COMMITMENTS AND CONTINGENT LIABILITIES  (SEE NOTE 3)

        TOTAL LIABILITIES AND EQUITY . . . . . . . . . . . . . . . . . . . . . . . . . . .  $            7,191,001   $ 7,144,066
                                                                                            =======================  ============

The Notes to Consolidated Financial Statements are an integral part of the Balance Sheets


* The primary asset of NSP Financing I, a subsidiary trust of NSP, is $200 million principal amount of the Company's 7.875% Junior Subordinated Debentures due 2037.

           NORTHERN STATES POWER COMPANY (MINNESOTA) AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of Northern States Power Company (Minnesota) (the Company) and its subsidiaries (collectively, NSP) as of March 31, 1998 and Dec. 31, 1997, the results of its operations for the three months ended March 31, 1998 and 1997, and its cash flows for the three months ended March 31, 1998 and 1997. Due to the seasonality of NSP's electric and gas sales and variability of nonregulated operations, operating results on a quarterly basis are not necessarily an appropriate base from which to project annual results.

     The accounting policies followed by NSP are set forth in Note 1 to the financial statements in NSP's Annual Report on Form 10-K for the year ended Dec. 31, 1997 (1997 Form 10-K). The following notes should be read in conjunction with such policies and other disclosures in the 1997 Form 10-K.

     Certain reclassifications have been made to 1997 financial information to conform with the 1998 presentation. These reclassifications had no effect on net income or earnings per share as previously reported.

1.          BUSINESS  DEVELOPMENTS
--          ----------------------

     NRG ENERGY, INC. (NRG) - On March 31, 1998, NRG and its 50 percent partner, NGC Corporation (NGC), concluded the acquisition of the Long Beach Generating Station, one of two Southern California Edison plants awarded to the NRG and NGC consortium. The Long Beach Station is a gas-fired plant comprised of seven 60 megawatt gas turbine generators and two steam turbines totaling 140 megawatts. During April 1998, NRG and NGC, concluded the acquisition of the second plant, El Segundo Generating Station for approximately $88 million. The El Segundo Generating Station is a gas-fired plant with a capacity rating of 1,020 megawatts.

     During April 1998, NRG exercised its option to acquire 16.8 million convertible, non-voting preference shares of Energy Developments Limited (EDL) for $24.8 million, bringing NRG's total investment in EDL to $48.8 million for an ownership interest of approximately 35 percent. NRG had previously invested in EDL in 1997. EDL is a listed Australian company that owns 189 megawatts and operates 238 megawatts of generation throughout Australia and the United Kingdom.

     ENERGY MASTERS INTERNATIONAL, INC. (EMI) - In April 1998, EMI signed an agreement to sell its interest in the joint venture, Enerval, to its joint venture partner. Closing of the sale is contingent on approval by the Federal
Trade Commission and is expected to occur during the second quarter of 1998. EMI's investment in and advances to Enerval were written down to an estimate of their net realizable value in 1997 and therefore the transaction is expected to have an immaterial impact on 1998 earnings.

     VIKING GAS TRANSMISSION COMPANY (VIKING) - On April 21, 1998, NSP's subsidiary, Viking, withdrew from participation in the proposed Voyageur pipeline project, which would have carried natural gas from Emerson, Manitoba, to Joliet, Ill., allowing communities along the way in Minnesota and Wisconsin to tap into it. The pipeline had been scheduled to begin service on November 1, 1999.

     Projections show that natural gas demand in the upper Midwest will rise sharply in the years ahead, and the project has received strong support from businesses, economic development groups, gas distribution companies and state energy agencies. Although Viking believes a pipeline project will go forward in the future to meet this demand, the Voyageur proposal did not receive the necessary producer support to make the project viable at this time under the proposed schedule.

     As of March 31, 1998, Viking had deferred $6.1 million in project-related costs, including $1.6 million of amounts paid by Viking and $4.5 million of estimated amounts payable to Voyageur based upon the assumed 40 percent participation in the partnership. As a result of withdrawing from the project, the amount payable to Voyageur and the portion of Viking's investment in Voyageur that would be subject to write-off may be less than the amounts deferred.

     UNION NEGOTIATIONS - Five local unions of the International Brotherhood of Electrical Workers have accepted NSP's proposal to begin midterm contract negotiations to modify or create new work rules, practices and operations to improve workforce productivity. If these midterm negotiations are successfully completed by Dec. 31, 1998, the Company will then propose a three-year contract extension including negotiated changes to wages and benefits. If the contract extension is ratified, new terms and conditions will become effective Jan. 1, 2000. The existing agreements will stay in effect through Dec. 31, 1999 unless the contract is extended as discussed above.

     INDUSTRY RESTRUCTURING - On April 28, 1998, 1997 Wisconsin Act 204 became law (Act 204). Act 204 includes provisions which require the Public Service Commission of Wisconsin (PSCW) to order a public utility that owns transmission facilities to transfer control of its transmission facilities to an independent system operator (ISO) or divest the public utility's interest in its transmission facilities to an independent transmission owner (ITO) if the public utility has not already transferred control to an ISO or divested to an ITO by June 30, 2000. Under certain circumstances the PSCW has authority to waive imposition of such an order on June 30, 2000. At Dec. 31, 1997, Northern States Power Company, a Wisconsin Corporation (the Wisconsin Company) owned approximately 2,390 miles of transmission lines with a book value of $87.9 million. The Wisconsin Company may attempt to obtain legislative amendment in 1999 of the mandatory transfer or divestiture requirements and is also considering whether to judicially challenge the transmission transfer or divestiture requirements of the new law.

2.          REGULATION  AND  RATE  MATTERS
--          ------------------------------

     MINNESOTA PUBLIC UTILITIES COMMISSION (MPUC) - During December 1997, NSP filed for a general increase in Minnesota retail gas rates of $18.5 million or
5.5 percent on an annualized basis. NSP requested an interim rate increase of $15.6 million or 4.6 percent on an annualized basis, and received approval of an interim rate increase totaling $13.9 million on an annualized basis, subject to refund, effective February 1, 1998. In May 1998, the Department of Public Service filed testimony recommending an annual rate increase of $12.3 million. Hearings will begin in May 1998 and a final decision by the MPUC is expected late in the third quarter of 1998.

     PUBLIC SERVICE COMMISSION OF WISCONSIN (PSCW) - During November 1997, the Wisconsin Company filed retail electric and gas rate cases with the PSCW requesting an annual increase of approximately $12.7 million, or 4.3 percent in retail electric rates and an annual decrease of $1.7 million, or 1.9 percent in retail gas rates. In April 1998, the PSCW staff filed testimony recommending an annual rate increase of $3.8 million in retail electric rates and an annual rate decrease of $2.5 million in retail gas rates based on a much lower recommended return on common equity of 11.25 percent. In a recent rate case decision by the PSCW for a large Wisconsin utility, a 12.2 percent return on common equity was found reasonable. Although the Wisconsin Company requested that the rates become effective in the second quarter of 1998, a final decision by the PSCW is not expected until the third quarter of 1998, which may delay implementation of new rates.

     FEDERAL ENERGY REGULATORY COMMISSION (FERC) - During February and March 1998, NSP filed electric point-to-point and network integration transmission service (NTS) rate cases with FERC. NSP proposed that both rate changes become effective May 1, 1998. The proposed point-to-point rates would, if approved, provide an annual increase in third party transmission service revenue of approximately $3 million, plus a $1 million annual increase in ancillary service revenues. The NTS tariff change would, if approved, reduce NTS costs from 1997 accrued levels.

     During April 1998, FERC voted to accept the rates, consolidate the cases, and defer the effective date of the rate changes to Oct. 1, 1998. The proposed increases in point-to-point and ancillary service rates would be placed into effect subject to refund. An administrative law judge and a settlement judge were appointed to hear arguments and facilitate possible settlements in the case.

3.          COMMITMENTS  AND  CONTINGENT  LIABILITIES
--          -----------------------------------------

     LEGISLATIVE RESOURCE COMMITMENTS - In 1994, the Minnesota Legislature established several energy resource and other commitments for NSP to fulfill as part of its approval of NSP's Prairie Island nuclear generating plant's temporary nuclear fuel storage facility, as discussed in NSP's 1997 Annual Report on Form 10-K.

     During April 1998, a final agreement was signed with Lake Benton Power Partners II LLC for 103.50 megawatts of wind energy. This brings NSP's total contracted wind energy to approximately 269 megawatts.

     POTENTIAL REFUND - During September 1997, the FERC ruled that Kansas natural gas producers must refund Kansas ad valorem tax improperly collected from 1983 to 1988 plus interest. During this period, Northern Natural Gas Company had bought gas from Kansas producers and resold it to NSP. However, the Kansas producers are appealing the FERC order and are also pursuing federal legislation to overturn the FERC order. To date, NSP has received approximately $4.7 million in these refunds but has deferred their recognition by recording a regulatory liability. NSP requested rule waivers from state regulatory agencies to defer passing these refunds through to NSP customers pending resolution of the litigation and legislation.

     During April 1998, the MPUC voted to grant a rule waiver to all six Minnesota investor owned gas utilities and approved a deferral of the refund obligation for the Kansas ad valorem taxes, with the interest to be accrued on the unrefunded balance limited to the interest actually earned on an external account. During April 1998, the North Dakota Public Service Commission (NDPSC) approved a similar waiver except the interest to be acccrued is to be at the rate set by NDPSC rule.

4.  REPORTING  CHANGES
----------------------

     In June 1997, the Financial Accounting Standards Board issued Statement No.
130,  "Reporting  Comprehensive  Income".    The  Statement  requires  that  an
enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Statement is effective for NSP in 1998.

     NSP's other comprehensive income consists of currency translation adjustments related to NRG's investments in international projects. The currency translation adjustments for the three month periods ended March 31, 1998 and 1997, reduced common stock equity and other comprehensive income by $3.2 million and $3.5 million, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
                                  OF OPERATION
                                  ------------

     Except for the historical statements contained herein, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate", "estimate", "expect", "objective", "possible", "potential" and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including their impact on capital expenditures; business conditions in the energy industry; competitive factors; unusual weather; changes in federal or state legislation; regulation; the higher degree of risk associated with the Company's nonregulated businesses as compared to the Company's regulated business; the items set forth below under "Factors Affecting Results of Operations"; and the other risk factors listed from time to time by the Company in reports filed with the Securities and Exchange Commission
(SEC), including Exhibit 99.01 to this report on Form 10-Q for the quarter ended March 31, 1998.

RESULTS  OF  OPERATIONS

     Northern States Power Company's earnings per share for the first quarter ended March 31, 1998 were 73 cents, down 17 cents from the 90 cents earned for the same period a year ago.

FACTORS  AFFECTING  RESULTS  OF  OPERATIONS
-------------------------------------------

     In addition to items noted in the 1997 Form 10-K, the historical and future trends of NSP's operating results have been and are expected to be affected by the following factors:

     NONREGULATED  BUSINESS  RESULTS  -    The following summarizes the earnings
contributions  of  NSP's  nonregulated  businesses:






                                      3 Months Ended
                                    -------------------
                                     3/31/98    3/31/97
                                    ---------  ---------
NRG Energy, Inc. . . . . . . . . .  $   0.08   $   0.10
Eloigne Company. . . . . . . . . .      0.02       0.01
Energy Masters International, Inc.     (0.03)     (0.02)
Other. . . . . . . . . . . . . . .      0.02       0.02
                                    ---------  ---------
  Total. . . . . . . . . . . . . .  $   0.09   $   0.11
                                    ---------  ---------


     Due to the nature of these nonregulated businesses, NSP anticipates that the earnings from nonregulated operations will experience more variability than regulated utility businesses. As discussed later, NSP's nonregulated earnings in the three-month period ended March 31, 1998 are experiencing such variability.

     ESTIMATED IMPACT OF WEATHER ON REGULATED EARNINGS - NSP estimates utility sales levels under normal weather conditions and analyzes the approximate effect of variations from historical average temperatures on actual sales levels. The following summarizes the estimated impact of weather on actual utility operating results (in relation to sales under normal weather conditions):



                                           Increase (Decrease)
                                        Actual    Actual    Actual
                                        1998 vs   1997 vs  1998 vs
                                        Normal    Normal     1997
                                       ---------  -------  --------
Earnings per Share for:
  Quarter Ended March 31               ($0.16)    $ 0.03   ($0.19)



FIRST  QUARTER  1998  COMPARED  WITH  FIRST  QUARTER  1997
----------------------------------------------------------

Utility  Operating  Results
---------------------------

     ELECTRIC REVENUES for the first quarter of 1998 compared with the first quarter of 1997 increased $2.4 million or 0.5 percent. Retail revenues decreased approximately $3.0 million largely due to a 0.5 percent decrease in retail electric sales volume. The decrease in retail electric sales reflects less favorable weather, partially offset by sales growth. The first quarter of 1998 was one of the warmest first quarters on record. Sales for resale and other electric revenues increased $5.4 million primarily due to higher sales volumes in the resale market as a result of more aggressive marketing efforts, increased transmission of electricity for others, and conservation program revenues.

     GAS REVENUES for the first quarter of 1998 decreased $43.5 million or 19.5 percent compared with the first quarter of 1997. Gas revenues decreased primarily due to a 12.2 percent decrease in gas sales volume and a 11.2 percent average price decrease. The sales volume decrease is due primarily to less favorable weather in 1998 in comparison to 1997, partially offset by sales growth. The price decrease is mainly due to rate adjustments for decreased purchased gas costs resulting from market changes in wholesale natural gas prices partially offset by interim rate increases as discussed in Note 2 to the Financial Statements. Partially offsetting these decreases were a $2.5 million increase in other gas revenues, primarily due to higher sales to off-system users, and a $1.3 million increase in transportation revenues from Viking.

     FUEL FOR ELECTRIC GENERATION and PURCHASED AND INTERCHANGE POWER expense combined increased $8.6 million or 6.1 percent for the first quarter of 1998 compared with the first quarter of 1997. Purchased and interchange power costs increased $14.2 million primarily due to more purchases to support higher sales for resale and because of more scheduled outages at NSP's generating plants. In addition, purchased power costs increased due to higher demand expenses related to a contract which began in October 1997. Partially offsetting these increases was lower fuel expense, which decreased $5.7 million primarily due to lower average fuel prices and less output from NSP's generating plants. The lower fuel prices are a result of lower rail transportation rates, and the lower output is a result of scheduled plant maintenance outages.

     COST OF GAS PURCHASED AND TRANSPORTED for the first quarter of 1998 compared with the first quarter of 1997 decreased $38.4 million or 25.3 percent due to the lower cost of gas and lower gas sendout. The lower cost of purchased gas reflects changes in market conditions and purchased gas cost adjustments to match expense with rate recovery. The lower sendout primarily is a result of decreased gas sales.

     OTHER OPERATION, MAINTENANCE AND ADMINISTRATIVE AND GENERAL expenses together increased $6.2 million or 3.7 percent compared with the first quarter of 1997. The increases are primarily due to higher insurance costs, mainly a result of an insurance refund in 1997, and higher costs for information technology improvements and employee benefits.

     DEPRECIATION AND AMORTIZATION expense increased $4.3 million or 5.3 percent
compared  with  the  first  quarter  of  1997.    The  increase is mainly due to
increased  plant  in  service  between  the  two  periods.

     PROPERTY AND GENERAL TAXES for the first quarter of 1998 compared with the first quarter of 1997 decreased $5.4 million or 8.8 percent due primarily to lower property taxes reflecting recent legislation and lower payroll and franchise taxes.

     UTILITY INCOME TAXES for first quarter 1998 compared with first quarter 1997 were $6.5 million less primarily due to lower operating income in the first quarter of 1998.

     OTHER UTILITY INCOME (DEDUCTIONS) - NET after applicable income taxes increased $3.0 million mainly due to timing of donations and higher interest income compared to 1997.

     ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFC) decreased $1.6 million in 1998 largely due to lower returns as a result of less capital used to finance conservation and energy management programs and fewer construction projects eligible for AFC.

     UTILITY INTEREST AND AMORTIZATION decreased $1.7 million or 5.7 percent primarily due to lower levels of commercial paper, retirement of bonds in October 1997 and lower interest rates on variable-rate long term debt, partially offset by new bonds issued in March 1998.

     DISTRIBUTIONS ON REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST increased $1.3 million due to the issuance of new securities in late January 1997.

     PREFERRED STOCK DIVIDENDS AND REDEMPTION PREMIUMS decreased $1.6 million in the first quarter of 1998 compared with 1997 primarily due to reductions in dividends resulting from the redemption of two issues of preferred stock in February 1997.

     AVERAGE COMMON SHARES OUTSTANDING increased due to stock issuances, mainly a public offering in September 1997. Share dilution has decreased regulated 1998 earnings by approximately five cents per share in comparison to 1997.

Nonregulated  Business  Results
-------------------------------

     NSP's nonregulated operations include diversified businesses, such as NRG's businesses, which are primarily independent power production, commercial and industrial heating and cooling, and energy-related refuse-derived fuel production. In addition, EMI's primary business is energy sales and service. NSP also has investments in affordable housing projects through Eloigne Company and several income-producing properties through other subsidiaries. The following summarizes NSP's diversified business results in the aggregate, including consolidated subsidiaries and unconsolidated affiliates.




                                            3 Mos. Ended
                                        ------------------
(Thousands of dollars, except EPS). .   3/31/98    3/31/97
                                       ---------  ---------
Operating revenues. . . . . . . . . .  $ 42,009   $ 63,967
Equity in earnings of unconsolidated
   affiliates . . . . . . . . . . . .    15,606      7,095
Operating and development expenses. .   (52,786)   (66,939)
Other income (expense). . . . . . . .      (449)     2,526
                                       ---------  ---------
Income from nonregulated businesses
   before interest and  taxes . . . .     4,380      6,649
Interest expense. . . . . . . . . . .   (12,278)    (4,961)
Income tax benefit. . . . . . . . . .    14,271      5,831
                                       ---------  ---------
Net income. . . . . . . . . . . . . .  $  6,373   $  7,519
-------------------------------------  ---------  ---------
Contribution of nonregulated
   businesses to NSP earnings per
   share. . . . . . . . . . . . . . .  $   0.09   $   0.11
-------------------------------------  ---------  ---------




     In the aggregate, one cent per share of the decrease in nonregulated earnings contribution is due to share dilution resulting primarily from NSP's stock offering in September 1997.

     NRG - NRG's first quarter earnings decreased by 2 cents per share in 1998 from the same period one year ago primarily due to increases in interest costs, business development expenses, and costs of expanded operations. Higher interest costs reflect the issuance of $250 million senior notes in mid-1997 and higher line of credit borrowings. Earnings, including tax credits, from interests in Pacific Generation Company, Loy Yang, Energy Developments Limited and other new projects, all purchased after the first quarter of 1997, along with increased earnings from existing projects partially offset the decrease.

     EMI - EMI's first quarter losses increased by 1 cent per share in 1998 compared with 1997, primarily due to lower energy services margins and increased expenses associated with new businesses acquired in July 1997.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Commercial banks currently provide credit lines of $300 million to the Company. These credit lines make short-term financing available in the form of bank loans, letters of credit and support for commercial paper sales. The Company has regulatory approval for up to approximately $575 million in short-term borrowing levels.

     In addition to Company lines, commercial banks currently provide credit lines of approximately $317 million to wholly owned subsidiaries of the Company. At March 31, 1998, approximately $125 million in borrowings were outstanding under these credit lines. In addition, approximately $41 million in letters of credit were outstanding, which reduced the credit lines available to subsidiaries at March 31, 1998, and therefore left approximately $151 million of unused lines available at that date.

     In January 1998, stock options for the purchase of 285,878 shares were awarded under the Company's Executive Long-Term Incentive Award Stock Plan (the
Plan). These options are not exercisable for approximately twelve months after the award date. As of March 31, 1998, a total of 1,298,760 stock options were outstanding, which were considered potentially dilutive common shares for calculating earnings per share - assuming dilution. During the first three months of 1998, the Company has issued 107,059 new shares of common stock under the Plan pursuant to the exercise of options and awards granted in prior years. Under NSP's Dividend Reinvestment and Stock Purchase Plan, the Company has issued 135,699 shares of common stock during the first three months of 1998. During 1998 the Company has issued an additional 56,881 shares of common stock to the Employee Stock Ownership Plan (ESOP).

     On April 2, 1998, the Company issued 255,863 shares of common stock to the leveraged ESOP which was financed by a $15 million bank loan.

     On March 11, 1998, the Company issued $100 million of 5.875 percent First Mortgage Bonds due March 1, 2003 and $150 million of 6.5 percent First Mortgage Bonds due March 1, 2028. A portion of the proceeds was used to redeem preferred stock and certain First Mortgage Bonds, as discussed below, and to reduce short-term debt balances.

     On March 31, 1998, the Company redeemed 300,000 shares of its cumulative preferred stock adjustable rate series A and 650,000 shares of its cumulative preferred stock adjustable rate series B both at $100 per share plus dividends.

     On April 22, 1998, NSP shareholders approved an amendment to the Company's Restated Articles of Incorporation to increase the number of authorized common shares from 160 million to 350 million.

     On April 22, 1998, the Company's Board of Directors authorized a two-for-one stock split effective June 1, 1998 for shareholders of record on May
18,  1998.   The total number of additional shares to be distributed to complete the  stock  split  is  expected  to  be  approximately  75.4  million.

     On April 27, 1998, the Company redeemed $50 million of 7.375 percent and $50 million of 7.5 percent First Mortgage Bonds.




                           PART II.  OTHER INFORMATION

                           ITEM 1.  LEGAL PROCEEDINGS
                           --------------------------
     In the normal course of business, various lawsuits and claims have arisen against NSP. Management, after consultation with legal counsel, has recorded an estimate of the probable cost of settlement or other disposition for such matters.

     In  1994,  the  Company  along  with  other major utilities filed a lawsuit against the Department of Energy (DOE) in an attempt to clarify the DOE's obligation to dispose of spent nuclear fuel beginning not later than Jan. 31, 1998. The suit was filed in the U.S. Court of Appeals for the District of Columbia Circuit (Court). Since then, the Company and other utilities have filed additional lawsuits with the Court related to this issue. The Court has confirmed the unconditional obligation of the DOE to begin acceptance of spent nuclear fuel by the 1998 deadline and that the obligation exists under statute and contract. (See detailed discussion in the Company's 1997 Form 10-K, Item 3
-  Legal  Proceedings).

     On Feb. 19, 1998, the Company and other utilities brought motions asking the Court to order the DOE to develop a disposal program to dispose of nuclear fuel beginning immediately; relief from an obligation to pay fees to the Nuclear Waste Fund (Fund) and allowing escrow of the funds until the DOE is in compliance; prohibition of any suspension or termination of the DOE's disposal contract; and prevention of the DOE from paying damages related to the breach of obligation from the Fund. On May 5, 1998, the Court dismissed the motion brought by the Company and other utilities. The Court reiterated its earlier finding that the proper remedy for the utilities is under the Standard Contract between utilities and the DOE.

     The Company is analyzing and preparing continuing legal actions against the DOE to enforce its statutory and contractual obligations. In addition, NSP and other utilities are analyzing claims against the DOE for the costs incurred as a result of the DOE's failure to meet its statutory and contractual obligations.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ------------------------------------------------------------
The Annual Meeting of Shareholders of the Company was held on April 22, 1998, for the purpose of voting on the matters listed below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to management's solicitations. All of management's nominees for directors as listed in the proxy statement were elected. The matters before the meeting and the voting results were as follows:

1. A proposal to elect three directors to Class III to serve until the 2001 Annual Meeting of Shareholders;



Election of Director    Shares Voted For  Withheld Authority
----------------------  ----------------  ------------------
H. Lyman Bretting. . .        64,402,369           1,261,175
David A. Christensen .        64,329,138           1,334,407
Dr. Margaret R. Preska        64,259,578           1,403,966


2. A proposal to amend the Company's Restated Articles of Incorporation to increase the number of shares of authorized common stock from 160 million shares to 350 million shares;


Shares Voted For  51,002,164
Voted Against. .   3,946,316
Voted Abstain. .     715,065


3. A proposal to approve the amendments to the Company's Executive Long-Term Incentive Award Stock Plan;



Shares Voted For  33,962,777
Voted Against. .  21,584,370
Voted Abstain. .   1,480,703


The  number  of  broker  non-votes  on  this  proposal  was  8,635,693.


4.    A proposal to approve the Company's Executive Annual Incentive Award Plan;



Shares Voted For  57,256,058
Voted Against. .   6,811,854
Voted Abstain. .   1,595,633


5. A proposal to ratify the appointment of Price Waterhouse LLP as independent accountants for NSP for 1998;


Shares Voted For  63,305,998
Voted Against. .   1,900,975
Voted Abstain. .     456,571


6. A "Shareholder Resolution on Conversion of Prairie Island Nuclear Plant to Natural Gas Plant";


Shares Voted For   3,118,898
Voted Against. .  51,471,853
Voted Abstain. .   2,465,347


The  number  of  broker  non-votes  on  this  proposal  was    8,607,445.

                    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
                    -----------------------------------------
(A)    EXHIBITS

The  following  Exhibits  are  filed  with  this  report:

  10.01     Executive  Annual  Incentive  Award  Plan.

  10.02     Amended and Restated Executive Long-Term Incentive Award Stock Plan.

  10.03 Amended and Restated Summary of Terms and Conditions of Employment of James J. Howard.

  27.01     Financial Data Schedule for the three months ended March 31, 1998.

  99.01     Statement pursuant to Private Securities Litigation Reform Act of
            1995.


(B)    REPORTS  ON  FORM  8-K

     The following reports on Form 8-K were filed either during the three months ended March 31, 1998, or between March 31, 1998 and the date of this report:

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

March 11, 1998 (Filed March 16, 1998) - Item 5. Other Events. Item 7. Financial Statements and Exhibits. Re: Disclosure of the Company entering into two underwriting agreements and filing of two prospectus supplements relating to $250,000,000, in aggregate principal amount of the Company's First Mortgage Bonds.

April 21, 1998 (Filed April 22, 1998) - Item 5 Other Events. Re: Withdrawal of NSP's subsidiary, Viking Gas Transmission Company, from participation in the proposed Viking Voyageur pipeline project.

April 22, 1998 (Filed April 23, 1998) - Item 5. Other Events. Item 7. Financial Statements and Exhibits. Re: Disclosure of the Company's Board of Directors authorization of a two-for-one stock split effective June 1, 1998 for shareholders of record on May 18, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NORTHERN  STATES  POWER  COMPANY (Registrant)



                              /s/
                              ------------------------------------

                              Roger  D.  Sandeen
                              Vice President  and  Controller




                              /s/
                              ------------------------------------
                              John  P.  Moore,  Jr.
                              Corporate  Secretary


Date:    May  15,  1998
         --------------

EXHIBIT  INDEX

METHOD  OF  FILING       EXHIBIT  NO.        DESCRIPTION

DT                       10.01               Executive Annual Incentive Award
                                             Plan.

DT                       10.02               Amended and Restated Executive
                                             Long-Term Incentive Award Stock
                                             Plan.

DT                       10.03               Amended and Restated Summary of
                                             Terms and Conditions of
                                             Employment of James J.  Howard.

DT                       27.01               Financial Data Schedule for the
                                             three months ended March 31, 1998.

DT                       99.01               Statement pursuant to Private
                                             Securities Litigation Reform
                                             Act of 1995.

DT  =  Filed  electronically  with  this  direct  transmission.