Form 10-Q
period 1998-06-30
NORTHERN STATES POWER CO /MN/
filed 1998-08-14
CIK 72903

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              FORM 10-Q

  X  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
        Act of 1934
                                       or

      Transition  Report  Pursuant to Section 13  or  15(d)  of  the  Securities
        Exchange Act of 1934


For Quarter Ended     June 30, 1998               Commission File Number  1-3034


                       NORTHERN STATES POWER COMPANY
          (Exact name of registrant as specified in its charter)


     Minnesota                                                       41-0448030
(State  of other jurisdiction of                             (   I.R.S. Employer
incorporation or organization)                               Identification No.)


414 Nicollet Mall, Minneapolis,Minnesota                                  55401
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code                (612) 330-5500


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

           Class                                   Outstanding at  July 31, 1998
   Common Stock, $2.50 par value                         151,415,882 shares


                            PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

              Northern States Power Company (Minnesota) and Subsidiaries
                     Consolidated Statements of Income (Unaudited)



                                                                                      1998        1997        1998         1997
                                                                                               (Thousands of dollars)
Utility operating revenues
  Electric: Retail................................................................   $518,745    $482,931     $998,571    $965,775
                Sales for resale and other........................................     51,906      35,111       93,651      71,402
  Gas.............................................................................     67,950      76,281      247,781     299,643
    Total ........................................................................    638,601     594,323    1,340,003   1,336,820

Utility operating expenses
  Fuel for electric generation....................................................     75,466      68,147      151,106     149,441
  Purchased and interchange power.................................................     96,901      72,024      169,424     130,312
  Cost of gas purchased and transported...........................................     37,137      42,379      150,719     194,399
  Other operation.................................................................     96,481      93,659      191,947     182,459
  Maintenance.....................................................................     54,444      40,736       94,304      84,238
  Administrative and general......................................................     36,492      36,316       74,271      70,943
  Conservation and energy management..............................................     16,667      16,009       33,551      33,308
  Depreciation and amortization...................................................     83,111      80,649      167,211     160,491
  Taxes:  Property and general....................................................     56,343      56,244      112,304     117,597
               Current income.....................................................     20,351      26,943       58,738      73,160
               Deferred income....................................................      2,357      (2,191)      (3,265)     (9,214)
               Investment tax credits recognized..................................     (2,203)     (2,178)      (4,411)     (4,356)
      Total.......................................................................    573,547     528,737    1,195,899   1,182,778

Utility operating income..........................................................     65,054      65,586      144,104     154,042

Other income (expense)
  Income from nonregulated businesses - before interest and taxes.................      7,682       5,093       11,967      11,743
  Allowance for funds used during construction - equity...........................      1,812       1,507        3,557       3,821
  Merger costs....................................................................         -      (29,005)          -      (29,005)
  Other utility income (deductions) - net.........................................     (6,486)     (1,862)      (5,686)     (5,000)
  Income tax benefit - nonregulated operations and nonoperating items.............     11,825      16,811       25,851      23,201
      Total.......................................................................     14,833      (7,456)      35,689       4,760

Income before financing costs.....................................................     79,887      58,130      179,793     158,802

Financing costs
  Interest on utility long-term debt..............................................     26,204      25,698       51,470      51,248
  Other utility interest and amortization.........................................      2,622       5,029        6,041       9,894
  Nonregulated interest and amortization..........................................     13,859       8,044       26,138      13,005
  Allowance for funds used during construction - debt.............................     (1,770)     (2,832)      (3,882)     (5,934)
      Total interest charges......................................................     40,915      35,939       79,767      68,213

Distributions on redeemable preferred securities of subsidiary trust..............      3,938       3,938        7,875       6,563

      Total financing costs.......................................................     44,853      39,877       87,642      74,776

Net income .......................................................................     35,034      18,253       92,151      84,026
Preferred stock dividends and redemption premiums.................................      1,060       2,371        3,427       6,328

Earnings available for common stock ..............................................    $33,974     $15,882      $88,724     $77,698

Average number of common shares outstanding (000's)...............................    149,877     137,523      149,547     137,485
Average number of common and potentially dilutive shares outstanding (000's)......    150,143     137,743      149,807     137,697

Earnings per average common share - basic <F1>....................................      $0.23       $0.12        $0.59       $0.57
Earnings per average common share - assuming dilution <F1>........................      $0.23       $0.12        $0.59       $0.56

Common dividends declared per share...............................................    $0.3575     $0.3525      $0.7100     $0.6975

               Consolidated Statements of Retained Earnings (Unaudited)

Balance at beginning of period.................................................... $1,367,003  $1,354,894   $1,364,875  $1,340,799
     Net income for period........................................................     35,034      18,253       92,151      84,026
     Dividends declared:
            Cumulative preferred stock............................................     (1,060)     (2,371)      (3,427)     (5,180)
            Common stock..........................................................    (54,000)    (48,511)    (106,622)    (96,232)
    Premium on redeemed preferred stock...........................................       -             -          -         (1,148)

Balance at end of period.......................................................... $1,346,977  $1,322,265   $1,346,977  $1,322,265


<F1> As described in the Management's Discussion and Analysis, earnings for the three and six months ended June 30, 1997, were reduced by $0.12 per share due to the write-off of $29 million in merger related costs.


The Notes to Consolidated Financial Statements are an integral part of the Statements of Income and Retained Earnings.

                     Northern States Power Company (Minnesota) and Subsidiaries

                         CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                                              Six Months Ended
                                                                                                                  June 30,
                                                                                                            1998           1997
                                                                                                          (Thousands of dollars)
Cash Flows from Operating Activities:
   Net Income........................................................................................    $92,151        $84,026
   Adjustments to reconcile net income to cash from operating activities:
     Depreciation and amortization...................................................................    187,522        176,095
     Nuclear fuel amortization.......................................................................     21,148         19,506
     Deferred income taxes...........................................................................     (2,709)        (9,145)
     Deferred investment tax credits recognized......................................................     (4,565)        (4,837)
     Allowance for funds used during construction - equity...........................................     (3,557)        (3,821)
     Undistributed equity in earnings of unconsolidated affiliates ..................................    (13,520)        (4,605)
     Write-off of prior year merger costs............................................................      -             25,289
     Cash used for changes in certain working capital items..........................................    (10,042)       (11,174)
     Cash provided by changes in other assets and liabilities........................................      3,557         17,067

  Net cash provided by operating activities..........................................................    269,985        288,401

Cash Flows from Investing Activities:
   Capital expenditures .............................................................................   (180,459)      (185,075)
   Decrease in construction payables.................................................................     (1,367)          (710)
   Allowance for funds used during construction - equity.............................................      3,557          3,821
   Investment in external decommissioning fund.......................................................    (21,020)       (20,687)
   Equity investments, loans and deposits for nonregulated projects..................................   (126,627)      (310,617)
   Collection of loans made to nonregulated projects.................................................     63,739          2,188
   Other investments - net...........................................................................    (10,603)        (8,296)
  Net cash used for investing activities.............................................................   (272,780)      (519,376)

Cash Flows from Financing Activities:
   Change in short-term debt - net issuances (repayments)............................................     (5,077)       (65,643)
   Proceeds from issuance of long-term debt - net....................................................    267,467        250,999
   Repayment of long-term debt.......................................................................   (115,078)        (4,436)
   Proceeds from issuance of common stock - net......................................................     45,540            769
   Proceeds from issuance of preferred securities - net..............................................      -            193,315
   Redemption of preferred stock, including reacquisition premiums...................................    (95,000)       (41,278)
   Dividends paid....................................................................................   (109,762)      (100,736)

  Net cash (used for) provided by financing activities...............................................    (11,910)       232,990

Net increase (decrease) in cash and cash equivalents.................................................    (14,705)         2,015

Cash and cash equivalents at beginning of period.....................................................     54,765         51,118

Cash and cash equivalents at end of period...........................................................    $40,060        $53,133



The Notes to Consolidated Financial Statements are an integral part of the Statements of Cash Flows.


                            Northern States Power Company (Minnesota) and Subsidiaries
                                    Consolidated Balance Sheets (Unaudited)

                                                                                                      June 30,        December 31,
                                                                                                        1998              1997
                                                    ASSETS                                              (Thousands of dollars)
Utility Plant
  Electric....................................................................................         $7,073,809        $6,964,888
  Gas.........................................................................................            835,692           821,119
  Other.......................................................................................            355,614           343,950
      Total...................................................................................          8,265,115         8,129,957
    Accumulated provision for depreciation....................................................         (4,018,606)       (3,868,810)
  Nuclear fuel................................................................................            948,625           932,335
    Accumulated provision for amortization....................................................           (853,310)         (832,162)
      Net utility plant.......................................................................          4,341,824         4,361,320

Current Assets
  Cash and cash equivalents...................................................................             40,060            54,765
  Customer accounts receivable - net..........................................................            241,355           269,455
  Unbilled utility revenues...................................................................             98,345           121,619
  Notes receivable from nonregulated projects.................................................             27,874            55,787
  Other receivables...........................................................................             50,919            80,803
  Fossil fuel inventories - at average cost...................................................             45,031            56,434
  Materials and supplies inventories - at average cost........................................            113,383           107,254
  Prepayments and other.......................................................................             56,405            55,674
    Total current assets......................................................................            673,372           801,791

Other Assets
  Equity investments in nonregulated projects ................................................            844,001           740,734
  External decommissioning fund and other investments.........................................            444,545           400,290
  Regulatory assets...........................................................................            320,922           340,122
  Nonregulated property - net of accumulated depreciation.....................................            257,809           256,726
  Notes receivable from nonregulated projects.................................................             66,379            77,639
  Other long-term receivables.................................................................             43,058            42,600
  Intangible assets - net of amortization.....................................................             97,437            92,829
  Long-term prepayments and deferred charges..................................................             41,025            30,015
     Total other assets.......................................................................          2,115,176         1,980,955
      TOTAL ASSETS............................................................................         $7,130,372        $7,144,066

                                            LIABILITIES AND EQUITY
Capitalization
  Common stock equity:
    Common stock and premium - authorized: 1998  350,000,000 and 1997  160,000,000 shares of $2.50 par value, issued shares:
      1998 150,880,820 and 1997 149,236,764...................................................         $1,126,502        $1,080,273
    Retained earnings.........................................................................          1,346,977         1,364,875
    Leveraged common stock held by ESOP.......................................................            (21,924)          (10,533)
    Accumulated other comprehensive income....................................................            (85,958)          (62,887)
      Total common stock equity...............................................................          2,365,597         2,371,728

  Cumulative preferred stock and premium - authorized
    7,000,000 shares of $100 par value; outstanding
    shares:  1998, 1,050,000 and 1997, 2,000,000
    without mandatory redemption..............................................................            105,340           200,340
   Mandatorily redeemable preferred securities of subsidiary trust - guaranteed
      by NSP<F1>..............................................................................            200,000           200,000
  Long-term debt..............................................................................          2,049,221         1,878,875
      Total capitalization....................................................................          4,720,158         4,650,943

Current Liabilities
  Long-term debt due within one year..........................................................             25,129            22,820
  Other long-term debt potentially due within one year........................................            141,600           141,600
  Short-term debt ............................................................................            255,275           260,352
  Accounts payable............................................................................            201,013           249,813
  Taxes accrued...............................................................................            144,720           186,369
  Interest accrued............................................................................             39,105            28,724
  Dividends payable on common and preferred stocks............................................             55,065            54,778
  Accrued payroll, vacation and other.........................................................             79,580            89,562
      Total current liabilities...............................................................            941,487         1,034,018

Other Liabilities
  Deferred income taxes.......................................................................            781,192           792,569
  Deferred investment tax credits.............................................................            133,565           138,509
  Regulatory liabilities......................................................................            349,703           305,765
  Postretirement and other benefit obligations................................................            129,414           135,612
  Other long-term obligations and deferred income.............................................             74,853            86,650
      Total other liabilities.................................................................          1,468,727         1,459,105

Commitments and Contingent Liabilities  (See Note 3)

        TOTAL LIABILITIES AND EQUITY..........................................................         $7,130,372        $7,144,066

<F1> The primary asset of NSP Financing I, a subsidiary trust of NSP, is $200 million principal amount of the Company's 7.875%
Junior Subordinated Debentures due 2037.

The Notes to Consolidated Financial Statements are an integral part of the Balance Sheets


  NORTHERN STATES POWER COMPANY (MINNESOTA) AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of Northern States Power Company (Minnesota) (the Company) and its subsidiaries (collectively, NSP) as of June 30, 1998 and Dec. 31, 1997, the results of its operations for the three and six months ended June 30, 1998 and 1997, and its cash flows for the six months ended June 30, 1998 and 1997. Due to the seasonality of NSP's electric and gas sales and variability of nonregulated operations, operating results on a quarterly basis are not necessarily an appropriate base from which to project annual results.

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

     On April 22, 1998, the Company's Board of Directors authorized a two-for-one stock split effective June 1, 1998 for shareholders of record on May 18, 1998. All financial information pertaining to earnings per share and number of shares outstanding has been adjusted to reflect the stock split.

1.          BUSINESS  DEVELOPMENTS
--          ----------------------

     NRG ENERGY, INC. (NRG) - On March 31, 1998, NRG and its 50 percent partner, Dynegy, concluded the acquisition of the Long Beach Generating Station for approximately $15 million, one of two Southern California Edison plants awarded to the NRG and Dynegy consortium. The Long Beach Station is a gas-fired plant comprised of seven 60-megawatt gas turbine generators and two steam turbines totaling 140-megawatts. During April 1998, NRG and Dynegy concluded the acquisition of the second plant, the El Segundo Generating Station for approximately $88 million. The El Segundo Generating Station is a gas-fired plant with a capacity rating of 1,020-megawatts.

     During April 1998, NRG exercised its option to acquire 16.8 million convertible, non-voting preference shares of Energy Developments Limited (EDL) for $24.8 million, bringing NRG's total investment in EDL to $48.8 million for an ownership interest of approximately 35 percent. NRG had previously invested in EDL in 1997. EDL is a listed Australian company that owns 189-megawatts and operates 238-megawatts of generation throughout Australia and the United Kingdom.

     In 1996, NRG, Ansaldo Energia SpA, a major Italian industrial company (Ansaldo), and P.T. Kiani Metra, an Indonesian industrial company (PTKM) formed a joint venture to develop a 400-megawatt coal-fired power generation facility in West Java, Indonesia, through P.T. Dayalistrik Pratama (PTDP), a limited liability company created by the joint venturers. NRG and Ansaldo each have an ownership interest of 45 percent in PTDP, and PTKM has an ownership interest of 10 percent. As a result of the political and economic instability in Indonesia, all development efforts have been temporarily halted and the viability of the project is uncertain. As of June 30, 1998, NRG had invested $9.9 million in the project, including land acquisition and capitalized development costs. In addition, NRG has an interest rate hedge in place for a portion of the equity commitment to PTDP. If the hedge was marked-to-market as of June 30, 1998, NRG would incur a settlement obligation of $5.2 million. If the West Java project does not go forward, NRG would write down the majority of these costs. However, at this time, management remains committed to the project. Consequently, no impairment loss had been recognized as of June 30, 1998.

     Effective  in July 1998, NRG's affiliate NRG Generating (U.S.) Inc. changed
its  name  to  Cogeneration  Corporation of America  (CogenAmerica).   NRG holds
approximately  45  percent  of  the  common  stock  of    CogenAmerica.

     ENERGY MASTERS INTERNATIONAL, INC. (EMI) - In June 1998, EMI sold its interest in the joint venture, Enerval, to its joint venture partner. EMI's investment in and advances to Enerval were written down to an estimate of their net realizable value in 1997 and therefore the transaction had no material impact on 1998 earnings.

     VIKING GAS TRANSMISSION COMPANY (VIKING) - On April 21, 1998, Viking withdrew from the proposed Voyageur pipeline project, which would have carried natural gas from Emerson, Manitoba, to Joliet, Illinois. The pipeline had been scheduled to begin service on Nov. 1, 1999.

     Although Viking believes a pipeline project will go forward in the future to meet growing midwest demand, the Voyageur proposal did not receive the necessary producer support to make the project viable at this time under the proposed schedule.

     As of June 30, 1998, Viking had written off $1.4 million in costs related to the Voyageur project. At this time, Viking has eliminated all liabilities to the partnership from its balance sheet. Viking continues to negotiate the final termination of its involvement in the partnership and cannot determine if any additional costs will be incurred related to the Voyageur project.

     BLACK MOUNTAIN GAS - On Dec. 31, 1997, the Company announced an agreement and plan of merger with Black Mountain Gas Company of Cave Creek, Arizona (Black Mountain). On July 24, 1998, the Company completed its merger with Black Mountain. Black Mountain is a natural gas and propane distribution company with natural gas operations in Cave Creek, Carefree, North Phoenix and North Scottsdale, and propane operations in the city of Page, Arizona. Black Mountain currently serves about 6,500 customers and had 1997 annual revenue of approximately $6 million. The transaction was structured as a tax-free reorganization for income tax purposes and was accounted for using the pooling of interests method.

     NATURAL GAS INC. - In late 1997, Northern States Power Company, a Wisconsin Corporation (the Wisconsin Company), signed a purchase agreement to acquire Natural Gas Inc. (NGI) of New Richmond, Wisconsin. On July 1, 1998, the
Wisconsin Company completed the acquisition. New Richmond is located in St. Croix County - the fastest growing county in Wisconsin in 1996 with a 15 percent growth rate. NGI, a privately owned natural gas utility founded in 1962, serves 1,900 natural gas customers in New Richmond and has annual revenue of approximately $2.3 million. The transaction was structured as a tax-free reorganization for income tax purposes and was accounted for using the pooling of interests method.

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

     INDUSTRY RESTRUCTURING - On April 28, 1998, the 1997 Wisconsin Act 204 became law (Act 204). Act 204 includes provisions which require the Public Service Commission of Wisconsin (PSCW) to order a public utility that owns transmission facilities to transfer control of its transmission facilities to an independent system operator (ISO) or divest the public utility's interest in its transmission facilities to an independent transmission owner (ITO) if the public utility has not already transferred control to an ISO or divested to an ITO by June 30, 2000. Under certain circumstances the PSCW has authority to waive imposition of such an order on June 30, 2000. At Dec. 31, 1997, the Wisconsin Company owned approximately 2,390 miles of transmission lines with a book value of $87.9 million and transmission substations with a book value of $59.5 million. The Wisconsin Company may attempt to obtain a legislative amendment in 1999 of the mandatory transfer or divestiture requirements and is also considering whether to judicially challenge the transmission transfer or divestiture requirements of the new law. See Note 2 for a discussion of NSP's possible divestiture of its transmission assets through the formation of an Independent Transmission Company (ITC).

2.          REGULATION  AND  RATE  MATTERS
--          ------------------------------

     MINNESOTA PUBLIC UTILITIES COMMISSION (MPUC) - During December 1997, NSP filed for a general increase in Minnesota retail gas rates of $18.5 million or
5.5 percent on an annualized basis. NSP requested an interim rate increase of $15.6 million or 4.6 percent on an annualized basis, and received approval of an interim rate increase totaling $13.9 million on an annualized basis, subject to refund, effective February 1, 1998. During May 1998, NSP, the Department of Public Service (DPS) and the Office of the Attorney General entered into settlement agreements on essentially all revenue and rate design issues. On July 29, 1998, the administrative law judge recommended approval of the settlement and a final rate increase of $13.6 million, or 4.1 percent, on an annualized basis. A final decision by the MPUC is expected in October 1998.

     During April and May 1998, NSP submitted to the MPUC its annual electric and gas Conservation Improvement Program (CIP) and Financial Incentive Reports. On June 1, 1998, the DPS recommended the MPUC discontinue further recovery of lost margins, load management discounts and performance bonuses for NSP and other Minnesota public utilities. The DPS recommendation, if approved by the MPUC, would not allow NSP to accrue lost margins, load management discounts and performance bonuses after Dec. 31, 1997. NSP's annual electric and gas revenues include approximately $34 million of recovery for lost margins, load management discounts and performance bonuses associated with conservation programs. During July 1998, NSP and other Minnesota public utilities filed comments opposing the DPS position and arguing for continued recovery of CIP incentives. Although the MPUC has not yet determined when they will deliberate the issue of continued recovery of CIP incentives, the Company believes that the MPUC will address this issue before the end of 1998.

     PUBLIC SERVICE COMMISSION OF WISCONSIN (PSCW) - During November 1997, the Wisconsin Company filed retail electric and gas rate cases with the PSCW requesting an annual increase of approximately $12.7 million, or 4.3 percent in retail electric rates and an annual decrease of $1.7 million, or 1.9 percent in retail gas rates. In April 1998, the PSCW staff filed testimony recommending an annual rate increase of $3.8 million in retail electric rates and an annual rate decrease of $2.5 million in retail gas rates based on a much lower recommended return on common equity of 11.25 percent. In a recent rate case decision by the PSCW for a large Wisconsin utility, a 12.2 percent return on common equity was found reasonable. Although the Wisconsin Company requested that the rates become effective in the second quarter of 1998, a final decision by the PSCW has not yet been received, which will delay the implementation of new rates. The Wisconsin Company estimates a final order will be received during the third quarter of 1998.

     FEDERAL ENERGY REGULATORY COMMISSION (FERC) - During February and March 1998, NSP filed electric point-to-point and network integration transmission service (NTS) rate cases with the FERC. NSP proposed that both rate changes become effective May 1, 1998. The proposed point-to-point rates would, if approved, provide an annual increase in third party transmission service revenue of approximately $3 million, plus a $1 million annual increase in ancillary service revenues. The NTS tariff change would, if approved, reduce NTS costs from 1997 levels.

     During  April  1998,  the  FERC  voted to accept the rates, consolidate the cases, and defer the effective date of the rate changes to Oct. 1, 1998. The proposed increases in point-to-point and ancillary service rates would be placed into effect subject to refund. An administrative law judge and a settlement judge were appointed to hear arguments and facilitate possible settlements in the case. As of early August 1998, the cases were in the initial hearing stage.

     On June 29, 1998, the FERC issued an order requiring NSP to curtail service to its own retail sales customers proportionally with curtailment of wholesale transmission-only customers taking service under NSP's Order 888 transmission tariff. The effect of FERC's order would require that in a situation where NSP's transmission lines are constrained or about to become overloaded, NSP would reduce or curtail service to retail customers on a comparable basis with curtailment of wholesale transactions. On July 1, 1998, NSP filed an emergency request for clarification and rehearing on FERC's June 29 order and a motion to stay its effective date. On July 31, 1998, the FERC issued a second order, denying NSP's request.

     On Aug. 3, 1998, NSP filed an appeal of the FERC orders with the U.S. Court of Appeals, Eighth Circuit (Court). NSP believes FERC exceeded its legal authority because service to retail customers is subject to state regulation, not FERC regulation. In addition, NSP believes FERC has issued inconsistent orders which NSP cannot fully comply with and which places reliability of service to NSP's retail customers at risk. In its petition, NSP requested a court order delaying enforcement of the FERC orders and authorizing NSP to comply with the regional transmission service interruption procedures developed by the Mid-Continent Area Power Pool, pending a final Court decision. NSP also requested an expedited Court review and ultimate reversal of the FERC orders. On Aug. 6, 1998, the Court denied the Company's motion for stay and expedited consideration. The underlying appeal will be considered by the Court using its normal procedures. NSP believes a final decision will be issued later in 1998.

     During June 1998, the FERC approved NSP's wholesale electric market-based sales rate application with rates effective immediately. This allows NSP's Energy Marketing organization to sell wholesale power at market-based rates, which represent the true clearing price of energy. Previously, NSP's Energy Marketing organization had been restricted by regulation to sell power only
under  cost-based  rates.    The  move  to  market-based  rates  reflects  the
increasingly  competitive  nature  of  the  electric    industry.

     In April 1998 testimony before FERC, the Company proposed to form an Independent Transmission Company (ITC), as an alternative to an ISO. The ITC would own and operate transmission facilities independent from vertically integrated utilities and other market participants and satisfy the regulatory requirements for control of transmission facilities. The ITC would operate transmission facilities as a for-profit entity. NSP is currently in discussion with other utilities to form an ITC and is seeking to reach an agreement to proceed within the next several months. However there can be no assurance that such an agreement will be reached. In the event NSP is successful in forming an ITC, NSP anticipates at the present time that as part of such transaction, it would divest its electric transmission assets through a sale, spin-off or other means. At June 30, 1998, the net book value of NSP's transmission assets was approximately $634 million.

     During June 1998, Viking filed a rate case with the FERC, requesting a $3 million annual rate increase. On July 30, 1998, the FERC issued an order allowing the rate increase to take effect January 1999, subject to refund. A final order is expected in the second half of 1999.

3.          COMMITMENTS  AND  CONTINGENT  LIABILITIES
--          -----------------------------------------

     LEGISLATIVE RESOURCE COMMITMENTS - In 1994, the Minnesota Legislature established several energy resource and other commitments for NSP to fulfill as part of its approval of NSP's Prairie Island nuclear generating plant's temporary nuclear fuel storage facility, as discussed in NSP's 1997 Annual Report on Form 10-K. During April 1998, a final agreement was signed with Lake Benton Power Partners II LLC for 103.5-megawatts of wind energy. This brings NSP's total contracted wind energy capacity to approximately 269-megawatts.

     LEGAL CLAIMS - During April 1997, a fire damaged several buildings in downtown Grand Forks. This fire occurred during the historic floods in that city. On July 23, 1998, the St. Paul Mercury Insurance Company, which insured the First National Corporation and its three buildings in downtown Grand Forks, commenced a lawsuit against NSP for damages in excess of $15 million. The suit was filed in the District Court in Grand Forks County in North Dakota. Mr. Douglas W. Leatherdale, a director of the Company, is Chairman, President and Chief Executive of St. Paul Companies, Inc., the parent of St. Paul Mercury Insurance Company. Mr. W. John Driscoll, a director of the Company, is also a director of St. Paul Companies, Inc.

     The insurance company alleges that the fire was electrical in origin and that NSP was legally responsible for the fire because it failed to shut off electrical power to downtown Grand Forks during the flood and prior to the fire. It is NSP's position that it is not legally responsible for this unforeseeable event. At no time prior to the fire was NSP instructed to shut power off to downtown Grand Forks by any government officials, including representatives from the fire department. Moreover, people in downtown Grand Forks were relying on electricity before and after the fire occurred. NSP has a self-insured retention deductible of $2 million, with general liability insurance coverage limits of $150 million. The ultimate costs to NSP, if any, are unknown at this time.

4.          ACCOUNTING  AND  REPORTING  CHANGES
--          -----------------------------------

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

     NSP's other comprehensive income consists of currency translation adjustments related to NRG's investments in international projects. The currency translation adjustments for the three month periods ended June 30, 1998 and 1997, reduced common stock equity and other comprehensive income by $19.9 million and $13.2 million, respectively. The currency translation adjustments for the six month periods ended June 30, 1998 and 1997, reduced common stock equity and other comprehensive income by $23.1 million and $16.6 million, respectively.

     In  June  1998,  the  FASB issued SFAS No. 133,  "Accounting for Derivative
Instruments  and  Hedging  Activities."    This  statement  requires  that  all
derivatives be recognized at fair value in the balance sheet and all changes in fair value be recognized currently in earnings or deferred as a component of other comprehensive income, depending on the intended use of the derivative, its resulting designation (for example, as a qualifying hedge) and its effectiveness, if designated as a qualifying hedge. The Company will be required to adopt this standard in the third quarter of 1999, but can elect to adopt it in 1998. The Company has not determined the potential impact of the implementing this statement or the expected adoption date at this time.

5.          SHORT-TERM  BORROWINGS
--          ----------------------

     As of June 30, 1998, the Company had a $300 million revolving credit facility under a commitment fee arrangement. This facility provides short-term financing in the form of bank loans, letters of credit and support for commercial paper sales. The Company has regulatory approval for up to approximately $575 million in short-term borrowing levels.

     In addition to Company lines, as of June 30, 1998, commercial banks provided credit lines of approximately $317 million to wholly owned subsidiaries of the Company. At June 30, 1998, approximately $175 million in borrowings were outstanding under these credit lines. In addition, approximately $42 million in letters of credit were outstanding, which reduced the credit lines available to subsidiaries at June 30, 1998, and therefore left approximately $100 million of unused lines available at that date. At June 30, 1998, the Company had $80 million in short-term commercial paper borrowings outstanding. The weighted average interest rate on all short-term borrowings was 6.1 percent as of June 30, 1998.

                                     ------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
                                  OF OPERATIONS
                                  -------------

     Except for the historical statements contained herein, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate", "estimate", "expect", "objective", "possible", "potential" and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including their impact on capital expenditures; business conditions in the energy industry; competitive factors; unusual weather; changes in federal or state legislation; regulation; issues relating to year 2000 remediation efforts; the higher degree of risk associated with the Company's nonregulated businesses as compared to the Company's regulated business; the items set forth below under "Factors Affecting Results of Operations"; and the other risk factors listed from time to time by the Company in reports filed with the Securities and Exchange Commission (SEC), including Exhibit 99.01 to this report on Form 10-Q for the quarter ended June 30, 1998.

RESULTS  OF  OPERATIONS

     Northern States Power Company's earnings per share (assuming dilution) for the periods ending June 30, 1998 and 1997 were as follows:


                                                                                        3 Mos. Ended         6 Mos. Ended
                                                                                      6/30/98   6/30/97    6/30/98   6/30/97

                                                                                -------------  ---------  --------  ---------
Earnings per share:
Ongoing operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        0.23  $   0.24   $   0.59  $   0.68
Merger costs <F1>. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           0.00     (0.12)      0.00     (0.12)
                                                                                -------------  ---------  --------  ---------
  Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        0.23  $   0.12   $   0.59  $   0.56
------------------------------------------------------------------------------  =============  =========  ========  =========

<F1>Net of applicable income tax.  See discussion under Nonrecurring transaction.



FACTORS AFFECTING RESULTS OF OPERATIONS
-----------------------------------------------------------------------------
     In addition to items noted in the 1997 Form 10-K, t he historical and future trends of NSP's operating results have been and are expected to be affected by the following factors:


NONREGULATED BUSINESS RESULTS   -   The following  summarizes   the    earnings
contributions of NSP's nonregulated businesses:




                                           3 Mos. Ended         6 Mos. Ended
                                         6/30/98   6/30/97    6/30/98   6/30/97


                                      --------------------------------------------

NRG Energy, Inc. . . . . . . . . . .  $     0.05   $   0.04   $   0.09   $   0.09
Eloigne Company. . . . . . . . . . .        0.01       0.01       0.02       0.02
Energy Masters   International, Inc.       (0.01)     (0.01)     (0.03)     (0.03)
Other. . . . . . . . . . . . . . . .       (0.02)     (0.01)     (0.01)      0.00
                                      --------------------------------------------
  Total. . . . . . . . . . . . . . .  $     0.03   $   0.03   $   0.07   $   0.08
------------------------------------  ============================================


     Due to the nature of these nonregulated businesses, NSP anticipates that the earnings from nonregulated operations could experience more variability than regulated utility businesses.

     ESTIMATED IMPACT OF WEATHER ON REGULATED EARNINGS - NSP estimates electric and gas utility sales levels under normal weather conditions and analyzes the approximate effect of variations from historical average temperatures on actual sales levels. The following summarizes the estimated impact of weather on actual utility operating results (in relation to sales under normal weather conditions):



                                       Increase (Decrease)

                                              Actual             Actual           Actual
                                           1998 vs Normal   1997 vs  Normal    1998  vs 1997
-------------------------------------  --------------------  --------------   --------------
Earnings per Share for:
Quarter Ended            June 30       $              0.00   $         0.01          ($0.01)
Six Months Ended         June 30. . .               ($0.08)  $         0.02          ($0.10)
-------------------------------------  --------------------  --------------  ---------------


     IMPACT OF STORMS - NSP's results for three and six month periods ending June 30, 1998, were reduced by approximately 4 cents per share due to a series of severe hail and wind storms in May and June. Results for 1998 included approximately $8 million in operating and maintenance expenses related to the cost of customer restoration and storm repair. In addition, electric margin was reduced by an estimated $1 million due to customer outages from the storms. NSP also incurred approximately $8 million of capital expenditures related to the storms during the 1998 second quarter. It is expected that NSP will incur approximately $4 million of additional storm related costs in the third quarter as repairs are completed.

     NONRECURRING  TRANSACTION  -  In  May  1997,  NSP  and  Wisconsin  Energy
Corporation terminated their merger agreement. The operating results for the three and six month periods ending June 30, 1997, include a charge to nonoperating expense of approximately $29 million, or 12 cents per share, for the write-off of costs incurred related to the merger. This charge is being reported as a nonrecurring item outside of earnings from ongoing operations.

     INDUSTRY RESTRUCTURING - Efforts are continuing to bring more competition to the electric and gas industry. Wisconsin has enacted legislation requiring utilities to form an ISO or to divest its transmission assets to a ITO. NSP is separately considering the formation of an ITC. See Notes 1 and 2 of the Financial Statements for a further discussion of these matters.

     TECHNOLOGY CHANGES FOR THE YEAR 2000 - NSP expects to incur significant costs to modify or replace existing technology, including computer software, for uninterrupted operation in the year 2000 and beyond. In 1996, NSP's Board of Directors approved funding to address development and remediation efforts related to the year 2000. A committee made up of senior management is leading NSP's initiatives to identify year 2000 related issues and remediate business processes as necessary in 1998.

     NSP's year 2000 program covers not only NSP's 2,000 computer applications consisting of about 75,000 programs totaling more than 30 million lines of code, but also the thousands of hardware and embedded system components in use throughout NSP. Embedded systems perform mission-critical functions in all parts of operations including power generation, distribution, communications and business operations. NSP is on track to remediate critical applications and critical embedded components by the end of 1998 or during scheduled 1999 plant outages and to devote 1999 to remediating lower priority items, fine tuning and
re-testing,  and    contingency  planning.

      NSP is working with major suppliers to minimize business interruptions due to year 2000 issues in the suppliers' business processes. NSP is also working closely with the Electric Power Research Institute, the Mid-Continent Area Power Pool, the Nuclear Energy Institute, the North American Electric Reliability Council and other utilities to enhance coordination, system reliability and compliance with industry and regulatory requirements.

      Despite these efforts there can be no assurances that every year 2000 related issue will be identified and addressed before 2000. An unexpected failure regarding a year 2000 issue could result in an interruption in certain normal business activities or operations. However, NSP believes that with the completion of its year 2000 project, significant interruptions will not be encountered.

     Through June 30, 1998, NSP had spent approximately $7.5 million for year 2000 remediation. The amount of additional development and remediation costs necessary for NSP to prepare for the year 2000 is estimated to be approximately $17 million.

SECOND  QUARTER  1998  COMPARED  WITH  SECOND  QUARTER  1997
------------------------------------------------------------

Utility  Operating  Results
---------------------------

     ELECTRIC REVENUES for the second quarter of 1998 compared with the second quarter of 1997 increased $52.6 million or 10.2 percent. Retail revenues increased approximately $35.8 million largely due to a 5.1 percent increase in retail sales volume and a 2.2 percent increase in average prices due to fuel cost recovery. The increase in retail electric sales reflects sales growth and more favorable weather. The average temperature for the second quarter of 1998 was 4.3 degrees warmer than the second quarter of 1997. Sales for resale and other electric revenues increased $16.8 million primarily due to higher prices in the resale market reflecting market conditions and higher sales volumes as a result of more aggressive marketing efforts, and increased transmission of electricity for others.

     GAS REVENUES for the second quarter of 1998 decreased $8.3 million or 10.9 percent compared with the second quarter of 1997. Gas revenues decreased primarily due to a 28.4 percent decrease in gas sales volume, partially offset by a 18.2 percent average price increase. The sales volume decrease is due primarily to less favorable weather in 1998 in comparison to 1997. The average temperature for the second quarter of 1998 was 4.3 degrees warmer than the second quarter of 1997. The price increase is mainly due to rate adjustments for increased purchased gas costs resulting from market changes in natural gas supply prices and interim rate increases as discussed in Note 2 to the Financial Statements

     FUEL FOR ELECTRIC GENERATION AND PURCHASED AND INTERCHANGE POWER expense together increased $32.2 million or 23.0 percent for the second quarter of 1998 compared with the second quarter of 1997. Purchased and interchange power costs increased $24.9 million primarily due to the higher average cost of purchases as a result of market conditions and higher demand expenses related to a contract which began in October 1997. In addition, more purchases were required in 1998 to support sales growth. Fuel expenses increased $7.3 million primarily due to higher output from NSP's generating plants and higher average fossil fuel prices. The higher output reflects higher sales levels. The higher fuel prices are primarily due to increased use of less efficient fossil plants to support higher sales.

     COST OF GAS PURCHASED AND TRANSPORTED for the second quarter of 1998 compared with the second quarter of 1997 decreased $5.2 million or 12.4 percent primarily due to the lower gas sendout, partially offset by higher cost of gas. The lower sendout primarily is a result of decreased gas sales due to less favorable weather. The higher cost of purchased gas reflects changes in market conditions and purchased gas cost adjustments to match expense with rate recovery.

     OTHER OPERATION, MAINTENANCE AND ADMINISTRATIVE AND GENERAL expenses together increased $16.7 million or 9.8 percent compared with the second quarter of 1997. The increases are primarily due to storm costs, increased outage related expenses and higher costs for information technology improvements, including costs related to the Year 2000 project.

     DEPRECIATION AND AMORTIZATION expense increased $2.5 million or 3.1 percent compared with the second quarter of 1997. The increase is mainly due to increased plant in service between the two periods partially offset by lower depreciation rates.

     PROPERTY AND GENERAL TAXES for the second quarter of 1998 compared with the second quarter of 1997 increased $0.1 million or 0.2 percent primarily due to higher property taxes partially offset by lower payroll taxes. The higher property taxes reflect timing of accruals as a result of a second quarter 1997 reduction to adjust 1997 year to date accruals. Without this timing issue, property taxes would have decreased.

     UTILITY INCOME TAXES for second quarter 1998 compared with first quarter 1997 were $2.1 million less primarily due to a lower effective tax rate and lower operating income.

     OTHER UTILITY INCOME (DEDUCTIONS) - NET after applicable income taxes increased $15.1 million mainly due to the write off of merger costs in the second quarter of 1997.

     ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFC) decreased $0.8 million in 1998 largely due to lower returns as a result of less capital used to finance conservation and energy management programs and fewer construction projects eligible for AFC.

     UTILITY INTEREST AND AMORTIZATION decreased $1.9 million or 6.2 percent primarily due to lower levels of commercial paper, retirement of bonds in October 1997 and April 1998, partially offset by new bonds issued in March 1998 and Senior Notes issued by Viking in October 1997.

          PREFERRED STOCK DIVIDENDS AND REDEMPTION PREMIUMS decreased $1.3 million in the second quarter of 1998 compared with 1997 primarily due to reductions in dividends resulting from the redemption of two issues of preferred stock in late March 1998.

     AVERAGE COMMON SHARES OUTSTANDING increased due to stock issuances, mainly a public offering in September 1997. Share dilution has decreased second quarter earnings by approximately two cents per share in 1998 in comparison to 1997.

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



  3 Mos. Ended
-------------------------------------
(Thousands of dollars, except EPS). .   6/30/98    6/30/97
                                       ---------  ---------
Operating revenues. . . . . . . . . .  $ 42,373   $ 46,915
Equity in earnings of unconsolidated
   affiliates . . . . . . . . . . . .    12,578      4,532
Operating and development expenses. .   (50,645)   (50,959)
Other income (expense). . . . . . . .     3,376      4,605
                                       ---------  ---------
Income from nonregulated businesses
   before interest and  taxes . . . .     7,682      5,093
Interest expense. . . . . . . . . . .   (13,859)    (8,044)
Income tax benefit. . . . . . . . . .    10,551      6,259
                                       ---------  ---------
Net income. . . . . . . . . . . . . .  $  4,374   $  3,308
-------------------------------------  ---------  ---------
Contribution of nonregulated
   businesses to NSP earnings per
   share. . . . . . . . . . . . . . .  $   0.03   $   0.03
-------------------------------------  ---------  ---------


       NRG - NRG's second quarter earnings increased in 1998 from the same period one year ago primarily due to earnings, including tax credits, from interests in Pacific Generation Company, Energy Developments Limited, and other new projects purchased after the second quarter of 1997. Earnings for 1998 were partially offset by increased interest costs primarily associated with NRG's $250 million of senior notes issued in mid-1997 and balances outstanding under line of credit arrangements. NRG is a public company and is subject to the informational reporting requirements of the Securities Exchange Act of 1934. Further information about NRG may be obtained from its Form 10-Q for the quarter ended June 30, 1998.

     EMI  -  EMI's  1998  second  quarter losses were equivalent to those of the
second  quarter  of    1997.

FIRST  SIX  MONTHS  OF  1998  COMPARED  WITH  FIRST  SIX  MONTHS  1997
----------------------------------------------------------------------

Utility  Operating  Results
---------------------------

     ELECTRIC REVENUES for the first six months of 1998 increased $55.0 million or 5.3 percent compared with the six months of 1997. Retail revenues increased approximately $32.8 million largely due to a 2.2 percent increase in retail sales volume and a 1.2 percent increase in average prices due to fuel cost recovery. The increase in retail electric sales reflects sales growth, partially offset by less favorable weather, particularly in the first quarter. Sales for resale and other electric revenues increased $22.2 million primarily due to higher sales volumes in the resale market as a result of more aggressive marketing efforts and higher prices due to market conditions, increased transmission of electricity for others, and conservation program revenues.

     GAS  REVENUES  for  the first six months of 1998 decreased $51.9 million or
17.3 percent compared with the first six months of 1997. Gas revenues decreased primarily due to a 16.8 percent decrease in gas sales volume and a 4.6 percent average price decrease. The sales volume decrease is due primarily to less favorable weather in 1998 in comparison to 1997. The average temperature for the first six months of 1998 was 5.7 degrees warmer than the first six months of 1997. The price decrease is mainly due to rate adjustments for decreased purchased gas costs resulting from market changes in natural gas supply prices, partially offset by interim rate increases as discussed in Note 2 to the Financial Statements.

     FUEL FOR ELECTRIC GENERATION AND PURCHASED AND INTERCHANGE POWER expense together increased $40.8 million or 14.6 percent for the first six months of 1998 compared with the first six months of 1997. Purchased and interchange power costs increased $39.1 million primarily due to higher average cost of purchases as a result of market conditions and higher demand expenses related to a contract which began in October 1997. In addition, more purchases were required in 1998 to support higher sales.

     COST OF GAS PURCHASED AND TRANSPORTED for the first six months of 1998 compared with the first six months of 1997 decreased $43.7 million or 22.5 percent due to lower gas sendout and the lower cost of gas. The lower sendout primarily is a result of decreased gas sales, reflecting less favorable weather conditions. The lower cost of purchased gas reflects changes in market conditions and purchased gas cost adjustments to match expense with rate recovery.

     OTHER OPERATION, MAINTENANCE AND ADMINISTRATIVE AND GENERAL expenses together increased $22.9 million or 6.8 percent compared with the first six months of 1997. The increases are primarily due to storms costs incurred in the second quarter of 1998, increased plant outage related expenses, higher costs for information technology improvements, including costs related to the Year 2000 project, and higher insurance costs mainly as a result of an insurance refund recorded in 1997.

     DEPRECIATION AND AMORTIZATION expense increased $6.7 million or 4.2 percent compared with the first six months of 1997. The increase is mainly due to increased plant in service between the two periods partially offset by revised depreciation lives.

     PROPERTY AND GENERAL TAXES for the first six months of 1998 compared with the first six months of 1997 decreased $5.3 million or 4.5 percent primarily due to lower property tax rates reflecting recent legislation, and lower franchise taxes.

     UTILITY INCOME TAXES for first six months of 1998 compared with first six months of 1997 were $8.5 million less primarily due to lower operating income in the first six months of 1998 and a lower effective tax rate.

     OTHER UTILITY INCOME (DEDUCTIONS) - NET after applicable income taxes increased $18.2 million mainly due to the write off of $29 million of merger costs (before tax) in the first six months of 1997.

     ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFC) decreased $2.3 million in 1998 largely due to lower returns as a result of less capital used to finance conservation and energy management programs and fewer construction projects eligible for AFC.

     UTILITY INTEREST AND AMORTIZATION decreased $3.6 million or 5.9 percent primarily due to lower levels of commercial paper and retirement of bonds in October 1997 and April 1998, partially offset by new bonds issued in March 1998 and Senior Notes issued by Viking in October 1997.

     DISTRIBUTIONS ON REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST increased $1.3 million due to the issuance of new securities in late January 1997.

     PREFERRED STOCK DIVIDENDS AND REDEMPTION PREMIUMS decreased $2.9 million in the first six months of 1998 compared with 1997 primarily due to reductions in dividends resulting from the redemption of two issues of preferred stock in February 1997 and two other issues in late March 1998.

     AVERAGE COMMON SHARES OUTSTANDING increased due to stock issuances, mainly a public offering in September 1997. Share dilution has decreased 1998 earnings by approximately five cents per share in comparison to 1997.

Nonregulated  Business  Results
-------------------------------

     The following summarizes NSP's diversified business results in the aggregate, including consolidated subsidiaries and unconsolidated affiliates.



                                           6 Mos. Ended
                                -------------------------------------
(Thousands of dollars, except EPS). .    6/30/98     6/30/97
                                       ----------  ----------
Operating revenues. . . . . . . . . .  $  84,286   $ 110,883
Equity in earnings of unconsolidated
   affiliates . . . . . . . . . . . .     28,185      11,626
Operating and development expenses. .   (103,431)   (117,898)
Other income (expense). . . . . . . .      2,927       7,132
                                       ----------  ----------
Income from nonregulated businesses
   before interest and  taxes . . . .     11,967      11,743
Interest expense. . . . . . . . . . .    (26,138)    (13,005)
Income tax benefit. . . . . . . . . .     24,822      12,090
                                       ----------  ----------
Net income. . . . . . . . . . . . . .  $  10,651   $  10,828
-------------------------------------  ----------  ----------
Contribution of nonregulated
   businesses to NSP earnings per
   share. . . . . . . . . . . . . . .  $    0.07   $    0.08
-------------------------------------  ----------  ----------


     In the aggregate, approximately one cent per share of the decrease in nonregulated earnings contribution is due to share dilution resulting primarily from NSP's stock offering in September 1997.

     NRG - NRG's earnings for the first six months of 1998 were approximately equal to the first six months of 1997 on a per share basis. Project earnings, including tax credits, from interests in Pacific Generation Company, Energy Developments Limited and other new projects, all purchased after the second quarter of 1997, along with increased earnings from existing projects were offset by increases in interest costs, business development expenses, and costs of expanded operations. Higher interest costs primarily reflect the issuance of $250 million senior notes in mid-1997 and higher borrowings on its line of credit.

     EMI - EMI's losses for the first six months of 1998 were equivalent to the first six months of 1997 on a per share basis.

LIQUIDITY  AND  CAPITAL  RESOURCES

     For  a  discussion of available credit lines and short-term borrowings, see
Note  5  to  the  Financial  Statements.

     On April 22, 1998, the Company's shareholders approved an amendment to the Company's Restated Articles of Incorporation to increase the number of authorized common shares from 160 million to 350 million. Also on April 22,
1998, the Company's Board of Directors authorized a two-for-one stock split effective June 1, 1998, for shareholders of record on May 18, 1998. All share amounts in this report have been restated to reflect this stock split.

     In January 1998, stock options for the purchase of 571,756 shares were awarded under the Company's Executive Long-Term Incentive Award Stock Plan (the
Plan). These options are not exercisable for approximately twelve months after the award date. As of June 30, 1998, a total of 2,470,008 options were outstanding, which were considered potentially dilutive common shares for calculating earnings per share - assuming dilution. During the first six months of 1998, the Company has issued 317,161 new shares of common stock under the Plan pursuant to the exercise of options and awards granted in prior years.

      Under NSP's Dividend Reinvestment and Stock Purchase Plan, the Company has issued 589,630 shares of common stock during the first six months of 1998.

      During 1998 the Company has issued a total of 737,265 shares of common stock to the Employee Stock Ownership Plan (ESOP), including 511,726 leveraged shares, which was financed by a $15 million bank loan in April 1998.

      In third quarter of 1998, NSP issued 852,650 shares of common stock in connection with various business acquisitions.

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

     On April 27, 1998, the Company redeemed $50 million of 7.375 percent and $50 million of 7.5 percent First Mortgage Bonds.

     The Company currently anticipates filing with the SEC a $400 million universal debt shelf registration during the second half of 1998. The Company currently has $50 million of registered, but unissued, bonds remaining from its $300 million First Mortgage Bond shelf registration, which was filed in October 1995. Depending on market conditions, the Company expects to issue the long term debt to raise additional capital for general corporate purposes or to redeem or retire outstanding securities.





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

     On June 8, 1998, the Company filed a complaint in the Court of Federal Claims against the DOE requesting damages for the DOE's partial breach of the Standard Contract. The Company requests damages in excess of $1 billion, which consists of the costs of storage of spent nuclear fuel at the Prairie Island nuclear generating plant (Prairie Island), as well as anticipated costs related to the Private Fuel Storage, LLC and the 1994 state legislation limiting the number of casks which can be used to store spent nuclear fuel at Prairie Island. On June 8, 1998, Indiana Michigan Power Company (a subsidiary of American
Electric Power), Duke Energy and Florida Power and Light filed similar complaints in the Court of Federal Claims against the DOE requesting damages for the DOE's partial breach of the Standard Contract. On June 17, 1998, the four utilities filed a motion to consolidate the complaints. On June 26, 1998, the Court of Federal Claims determined that briefing on jurisdictional issues in the Company's case would proceed, while the other cases are stayed. Essentially, the Company's case requesting damages of $1.4 billion will proceed as the lead case on jurisdictional issues.

     On Aug. 7, 1998, a group of residential and commercial customers brought a class action lawsuit against the DOE in the Federal District Court in Minneapolis, Minnesota. The suit demands the return of monies paid by customers into the nuclear waste fund and other damages, based on the failure of the DOE to meets its unconditional obligation to accept spent nuclear fuel by January 31, 1998. The Company is named as nominal defendant, as the Company has the contract with the DOE under which payments are made into the Fund.

     On Jan. 30, 1998, NRG's 45 percent owned affiliate, CogenAmerica, gave notice that it intended to seek arbitration of its claim that NRG sold the Mid-Continent Power Company (MCPC) facility to OGE Energy Corp. (OGE) in violation of NRG's obligation to offer certain project investments to CogenAmerica under the Co-Investment Agreement between NRG and CogenAmerica. On July 31, 1998, an arbitration panel ordered NRG to offer its interest in MCPC to CogenAmerica and enjoined NRG's pending sale of the MCPC facility to OGE. On Aug. 4, 1998, NRG, in accordance with the arbitration panel's order, offered its interest in the MCPC facility to CogenAmerica on the same terms as it had agreed to sell to OGE. Under the order, CogenAmerica has 30 days to accept NRG's offer, and if the offer is not accepted in that time period, NRG has the right to request that the arbitration panel lift the injunction. Finally, if CogenAmerica accepts the offer, NRG will be required to finance the purchase price of approximately $25 million in the event that other financing is not commercially available to CogenAmerica.

     On Aug. 12, 1998, the U.S. Court of Appeals for the Eighth Circuit ruled in the Company's favor on two federal income tax issues. The first issue involved the in-service dates for nuclear fuel assemblies received at the Prairie Island plant in 1985 and 1986. The second issue involved the timing of losses on uranium enrichment contracts sold to third parties in 1985 and 1986. The
Company previously capitalized and depreciated these costs for income tax purposes, but filed refund claims in 1994 claiming current tax deductions. The three judge panel voted unanimously in favor of the Company's positions. The Internal Revenue Service can apply for rehearing and or appeal to the U.S. Supreme Court. Based on the Court's reasoning and the unanimous vote, outside legal counsel believes the Company's positions will be sustained.

     See Notes 2 and 3 of the Financial Statements for further discussion of legal proceedings, including Regulatory Matters and Commitments and Contingent Liabilities, incorporated herein by reference.


                    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
                    -----------------------------------------
(A)    EXHIBITS

The  following  Exhibits  are  filed  with  this  report:


 3.01    Restated Articles of Incorporation of Northern States Power Company

27.01    Financial Data Schedule for the six months ended June 30, 1998.

99.01    Statement pursuant to Private Securities Litigation Reform Act of 1995.


(B)    REPORTS  ON  FORM  8-K


     The following reports on Form 8-K were filed either during the three months ended June 30, 1998, or between June 30, 1998 and the date of this report:

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

     May 20, 1998 (Filed May 20, 1998) - Item 5 Other Events. Re: Disclosure of the Company's two-for-one stock split increase of the number of shares registered under Statement No. 333-00415 from 3,500,000 to 4,624,674 shares.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         NORTHERN STATES POWER COMPANY
                                         --------------------------------------
                                         (Registrant)

                                         /s/
                                         --------------------------------------
                                         Roger D. Sandeen
                                         Vice President and Controller


                                         /s/
                                         --------------------------------------
                                         John P. Moore, Jr.
                                         Corporate Secretary

Date:  August 14, 1998
-------------------------

                                           EXHIBIT INDEX

Method of  Exhibit
 Filing      No.            Description

  DT        3.01        Restated Articles of Incorporation of Northern States
                             Power Company

  DT       27.01        Financial Data Schedule for the six months ended June
                             30, 1998

  DT       99.01        Statement pursuant to Private Securities Litigation
                             Reform Act of 1995.

DT = Filed electronically with this direct transmission