Form 10-Q
period 1998-09-30
NORTHERN STATES POWER CO /MN/
filed 1998-11-13
CIK 72903

SECURITIES  AND  EXCHANGE  COMMISSION
			   WASHINGTON, D.C. 20549

				 FORM  10-Q

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)  OF THE SECURITIES EXCHANGE
    ACT  OF  1934
				       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR  QUARTER  ENDED  SEPTEMBER 30, 1998          COMMISSION FILE NUMBER   1-3034


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

	     CLASS                                OUTSTANDING AT OCTOBER 31,1998

   COMMON  STOCK,  $2.50  PAR VALUE                           152,578,228 SHARES







PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements


Northern States Power Company (Minnesota) and Subsidiaries
Consolidated Statements of Income (Unaudited)


										    Three Months Ended  Nine Months Ended
											September 30       September 30
										    1998       1997        1998       1997
											    (Thousands of dollars)
Utility operating revenues
  Electric: Retail                                                                $638,623  $588,941   $1,637,193 $1,554,716
	    Sales for resale and other                                              61,984    56,327      155,635    127,729
  Gas                                                                               65,841    52,175      313,623    351,818
    Total                                                                          766,448   697,443    2,106,451  2,034,263

Utility operating expenses
  Fuel for electric generation                                                      89,744    82,936      240,850    232,377
  Purchased and interchange power                                                  112,621    82,231      282,044    212,542
  Cost of gas purchased and transported                                             32,226    27,974      182,945    222,372
  Other operation                                                                   95,656    93,942      287,603    276,401
  Maintenance                                                                       36,795    38,737      131,100    122,975
  Administrative and general                                                        36,946    37,549      111,217    108,493
  Conservation and energy management                                                19,403    19,342       52,954     52,650
  Depreciation and amortization                                                     84,809    81,469      252,020    241,960
  Taxes:  Property and general                                                      58,004    58,571      170,308    176,169
	  Current income                                                            69,878    52,550      128,616    125,710
	  Deferred income                                                           (2,377)    5,822       (5,643)    (3,392)
	       Investment tax credits recognized                                    (2,242)   (2,220)      (6,653)    (6,576)
      Total                                                                        631,463   578,903    1,827,361  1,761,681

Utility operating income                                                           134,985   118,540      279,090    272,582

Other income (expense)
  Income from nonregulated businesses - before interest and taxes *                 (5,114)    2,223        6,854     13,959
  Allowance for funds used during construction - equity                              1,562     1,382        5,118      5,203
  Merger costs *                                                                       -         -            -      (29,005)
  Other utility income (deductions) - net                                           (2,187)   (2,383)      (7,873)    (7,376)
  Income tax benefit - nonregulated operations and nonoperating items               18,021     9,274       43,872     32,475
      Total                                                                         12,282    10,496       47,971     15,256

Income before financing costs                                                      147,267   129,036      327,061    287,838

Financing costs
  Interest on utility long-term debt                                                26,788    25,506       78,258     76,754
  Other utility interest and amortization                                            2,627     4,965        8,668     15,102
  Nonregulated interest and amortization                                            14,445     9,376       40,583     22,139
  Allowance for funds used during construction - debt                               (2,225)   (2,661)      (6,106)    (8,595)
      Total interest charges                                                        41,635    37,186      121,403    105,400

Distributions on redeemable preferred securities of subsidiary trust                 3,938     3,938       11,813     10,500

      Total financing costs                                                         45,573    41,124      133,216    115,900

Net income                                                                         101,694    87,912      193,845    171,938
Preferred stock dividends and redemption premiums                                    1,060     2,371        4,487      8,699

Earnings available for common stock                                               $100,634   $85,541     $189,358   $163,239

Average number of common shares outstanding (000's)                                151,026   138,815      150,045    137,933
Average number of common and potentially dilutive shares outstanding (000's)       151,227   139,111      150,284    138,176

Earnings per average common share - basic *                                          $0.67     $0.62        $1.26      $1.18
Earnings per average common share - assuming dilution *                              $0.67     $0.61        $1.26      $1.18

Common dividends declared per share                                                $0.3575   $0.3525      $1.0675    $1.0500

Consolidated Statements of Retained Earnings (Unaudited)


Balance at beginning of period, as previously reported                          $1,346,977 $1,322,265  $1,364,875 $1,340,799
     Net income for period                                                         101,694     87,912     193,845    171,938
     Dividends declared:
	    Cumulative preferred stock                                              (1,060)    (2,371)     (4,487)    (7,551)
	    Common stock                                                           (54,142)   (52,165)   (160,764)  (148,397)
     Premium on redeemed preferred stock                                               -          -          -        (1,148)
     Pooling of interests with acquired companies (see Note 1)                       6,066                  6,066
Balance at end of period                                                        $1,399,535 $1,355,641  $1,399,535 $1,355,641


The Notes to Consolidated Financial Statements are an integral part of the Statements of Income and Retained Earnings.

*  As described in the Management's Discussion and Analysis, nonregulated earnings for the three and nine months ended September 30, 1998, were reduced by $0.10 per share due to NRG investment write-downs.  The write-off of
Primergy merger costs reduced earnings for the nine months ended September 30, 1997 by $0.12 per share .

Northern States Power Company (Minnesota) and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)

										  Nine Months Ended
										    September 30,
									      1998                  1997
										 (Thousands of dollars)


Cash Flows from Operating Activities:
   Net Income                                                               $193,845               $171,938
   Adjustments to reconcile net income to cash from operating activities:
     Depreciation and amortization                                           283,173                265,994
     Nuclear fuel amortization                                                34,066                 30,242
     Deferred income taxes                                                    (7,109)                (9,396)
     Deferred investment tax credits recognized                               (6,885)                (6,343)
     Allowance for funds used during construction - equity                    (5,118)                (5,203)
     Undistributed equity in earnings of unconsolidated affiliates           (36,849)                (7,086)
     Write-down of investments in NRG projects                                23,410                    -
     Write-off of prior year merger costs                                        -                   25,289
     Cash used for changes in certain working capital items                   51,551                 51,669
     Cash provided by changes in other assets and liabilities                 20,856                 (8,240)

  Net cash provided by operating activities                                  550,940                508,864

Cash Flows from Investing Activities:
   Capital expenditures                                                     (312,212)              (319,904)
   Decrease in construction payables                                          (2,169)                (1,051)
   Allowance for funds used during construction - equity                       5,118                  5,203
   Investment in external decommissioning fund                               (31,234)               (30,750)
   Equity investments, loans and deposits for nonregulated projects         (154,194)              (353,078)
   Collection of loans made to nonregulated projects                          77,565                  3,840
   Other investments - net                                                   (17,531)                (6,625)

  Net cash used for investing activities                                    (434,657)              (702,365)

Cash Flows from Financing Activities:
   Change in short-term debt - net issuances (repayments)                    (33,923)              (261,716)
   Proceeds from issuance of long-term debt - net                            280,485                266,348
   Repayment of long-term debt                                              (128,650)                (6,650)
   Proceeds from issuance of common stock - net                               59,514                256,560
   Proceeds from issuance of preferred securities - net                          -                  193,307
   Redemption of preferred stock, including reacquisition premiums           (95,000)               (41,278)
   Dividends paid                                                           (164,543)              (151,667)

  Net cash (used for) provided by financing activities                       (82,117)               254,904

Net increase (decrease) in cash and cash equivalents                          34,166                 61,403

Cash and cash equivalents at beginning of period                              54,765                 51,118

Cash and cash equivalents at end of period                                   $88,931               $112,521



The Notes to Consolidated Financial Statements are an integral part of the Statements of Cash Flows.



Northern States Power Company (Minnesota) and Subsidiaries
Consolidated Balance Sheets (Unaudited)

											  September 30, December 31,
											      1998         1997


ASSETS          (Thousands of dollars)
Utility Plant
  Electric                                                                                   $7,137,418 $6,964,888
  Gas                                                                                           870,136    821,119
  Other                                                                                         365,353    343,950
      Total                                                                                   8,372,907  8,129,957
    Accumulated provision for depreciation                                                   (4,095,578)(3,868,810)
  Nuclear fuel                                                                                  961,898    932,335
    Accumulated provision for amortization                                                     (866,228)  (832,162)
      Net utility plant                                                                       4,372,999  4,361,320

Current Assets
  Cash and cash equivalents                                                                      88,931     54,765
  Customer accounts receivable - net                                                            253,454    269,455
  Unbilled utility revenues                                                                      99,804    121,619
  Notes receivable from nonregulated projects                                                    19,359     55,787
  Other receivables                                                                              64,352     80,803
  Fossil fuel inventories - at average cost                                                      59,386     56,434
  Materials and supplies inventories - at average cost                                          114,486    107,254
  Prepayments and other                                                                          49,626     55,674
    Total current assets                                                                        749,398    801,791

Other Assets
  Equity investments in nonregulated projects                                                   855,001    740,734
  External decommissioning fund and other investments                                           448,809    400,290
  Regulatory assets                                                                             329,769    340,122
  Nonregulated property - net of accumulated depreciation                                       265,872    256,726
  Notes receivable from nonregulated projects                                                    74,792     77,639
  Other long-term receivables                                                                    22,590     42,600
  Intangible assets - net of amortization                                                        96,119     92,829
  Long-term prepayments and deferred charges                                                     50,897     30,015
     Total other assets                                                                       2,143,849  1,980,955

      TOTAL ASSETS                                                                           $7,266,246 $7,144,066

LIABILITIES AND EQUITY
Capitalization
  Common stock equity:
    Common stock and premium - authorized: 1998  350,000,000 and 1997  160,000,000 shares of $2.50 par value, issued shares:
      1998 152,240,646 and 1997 149,236,764                                                  $1,143,143  $1,080,273
    Retained earnings                                                                         1,399,535   1,364,875
    Leveraged common stock held by ESOP                                                         (20,220)    (10,533)
    Accumulated other comprehensive income                                                      (92,650)    (62,887)
      Total common stock equity                                                               2,429,808   2,371,728

  Cumulative preferred stock and premium - authorized
    7,000,000 shares of $100 par value; outstanding
    shares:  1998, 1,050,000 and 1997, 2,000,000
    without mandatory redemption                                                                105,340     200,340
  Mandatorily redeemable preferred securities of subsidiary trust - guaranteed by NSP *         200,000     200,000
  Long-term debt                                                                              1,848,110   1,878,875
      Total capitalization                                                                    4,583,258   4,650,943

Current Liabilities
  Long-term debt due within one year                                                            227,320      22,820
  Other long-term debt potentially due within one year                                          141,600     141,600
  Short-term debt                                                                               226,429     260,352
  Accounts payable                                                                              214,952     249,813
  Taxes accrued                                                                                 233,255     186,369
  Interest accrued                                                                               40,086      28,724
  Dividends payable on common and preferred stocks                                               55,486      54,778
  Accrued payroll, vacation and other                                                            76,853      89,562
      Total current liabilities                                                               1,215,981   1,034,018

Other Liabilities
  Deferred income taxes                                                                         775,357     792,569
  Deferred investment tax credits                                                               131,179     138,509
  Regulatory liabilities                                                                        352,522     305,765
  Postretirement and other benefit obligations                                                  129,297     135,612
  Other long-term obligations and deferred income                                                78,652      86,650
      Total other liabilities                                                                 1,467,007   1,459,105

Commitments and Contingent Liabilities  (See Note 3)

	TOTAL LIABILITIES AND EQUITY                                                         $7,266,246  $7,144,066

The Notes to Consolidated Financial Statements are an integral part of the Balance Sheets.

* The primary asset of NSP Financing I, a subsidiary trust of NSP, is $200 million principal amount of the
Company's 7.875% Junior Subordinated Debentures due 2037.

     NORTHERN  STATES  POWER  COMPANY  (MINNESOTA)  AND  SUBSIDIARIES

     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
     ----------------------------------------------

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of Northern States Power Company (Minnesota) (the Company) and its subsidiaries (collectively, NSP) as of September 30, 1998 and Dec. 31, 1997, the results of its operations for the three and nine months ended September 30, 1998 and 1997, and its cash flows for the nine months ended September 30, 1998 and 1997. Due to the seasonality of NSP's electric and gas sales and variability of nonregulated operations, operating results on a quarterly basis are not necessarily an appropriate base from which to project annual results.

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

1.          BUSINESS  DEVELOPMENTS
--          ----------------------

     NRG ENERGY, INC. (NRG) - On March 31, 1998, NRG and its 50 percent partner, Dynegy, concluded the acquisition of the Long Beach Generating Station for approximately $15 million, one of two Southern California Edison plants awarded to the NRG and Dynegy consortium. The Long Beach Station is a gas-fired plant comprised of seven 60-megawatt gas turbine generators and two steam turbines totaling 140- megawatts. During April 1998, NRG and Dynegy concluded the acquisition of the second plant, the El Segundo Generating Station, for approximately $88 million. The El Segundo Generating Station is a gas-fired plant with a capacity rating of 1,020-megawatts.

     During April 1998, NRG exercised its option to acquire 16.8 million convertible, non-voting preference shares of Energy Developments Limited (EDL) for $24.8 million, bringing NRG's total investment in EDL to $48.8 million for an ownership interest of approximately 35 percent. NRG had previously invested in EDL in 1997. EDL is a listed Australian company that owns 189-megawatts and operates 238- megawatts of generation throughout Australia and the United Kingdom.

     In August 1998, the Collinsville power station began commercial operation. The Collinsville power station, located in Queensland, Australia, had been idle since 1988. In 1996, NRG and Transfield Collinsville Pty. Ltd., acquired the plant from the Queensland State government and began to refurbish it. NRG owns a 50 percent interest in the plant.

     NRG and two partners (collectively known as Louisiana Generating LLC) are attempting to acquire 1,706 megawatts of coal-fired generation in the bankruptcy proceeding of Cajun Electric Power Cooperative (Cajun). In September 1998, Enron Capital & Trade Corp. (Enron) withdrew from the proceedings. Enron's withdrawal leaves the bankruptcy court with two competing plans offered by Louisiana Generating LLC and Southwestern Electric Power Co. In March 1998, Louisiana Generating LLC filed its final bid of $1.2 billion while keeping proposed electricity prices 10 percent below Cajun's current prices. Under the plan, NRG would hold a 30 percent equity interest in the partnership.

     In September 1998, the government of Estonia started direct negotiations with NRG to form a joint venture between NRG and Eesti Energia for ownership of two of Estonia's largest fossil fueled power plants (Narva Power). Eesti Energia is Estonia's national electricity generator and distributor.

     On Jan. 30, 1998, NRG's 45 percent owned affiliate, Cogeneration Corporation of America (CogenAmerica), gave notice that it intended to seek arbitration of its claim that NRG sold the Mid-Continent Power Company (MCPC) facility to OGE Energy Corp. (OGE) in violation of NRG's obligation to offer certain project investments to CogenAmerica under the Co-Investment Agreement between NRG and CogenAmerica. On July 31, 1998, an arbitration panel ordered NRG to offer its interest in MCPC to CogenAmerica and enjoined NRG's pending sale of the MCPC facility to OGE. In October 1998, NRG sold the MCPC facility to CogenAmerica. NRG also agreed to loan CogenAmerica approximately $24 million to finance the acquisition. The MCPC facility is a 110 megawatt gas-fired power generation station located near Pryor, Oklahoma.

     In  September  1998,  NRG  filed  preliminary proxy materials and a revised schedule 13D with the Security and Exchange Commission (SEC) to seek a special meeting of the shareholders of CogenAmerica for the purpose of removing Robert
T. Sherman, Jr., president and chief executive officer of CogenAmerica, from his position as a director of CogenAmerica. In October 1998, NRG delivered to CogenAmerica written consents from a majority of CogenAmerica's shareholders in favor of such action. At a regularly scheduled board meeting, following the delivery of the consents, the board of directors of CogenAmerica placed Sherman on administrative leave and appointed Julie A. Jorgenson, senior counsel and corporate secretary of NRG and a director of CogenAmerica, interim president and chief executive officer of CogenAmerica. NRG is continuing to actively solicit proxies for the special meeting of CogenAmerica's shareholders, which is expected to occur in November 1998. NRG expects that it will be necessary to proceed with the special meeting, since Sherman and three directors of CogenAmerica have challenged the ability of a majority of shareholders to act via written consent.

     In 1996, NRG, Ansaldo Energia SpA, a major Italian industrial company (Ansaldo), and P.T. Kiani Metra, an Indonesian industrial company (PTKM) formed a joint venture to develop a 400-megawatt coal-fired power generation facility in West Java, Indonesia, through P.T. Dayalistrik Pratama (PTDP), a limited liability company created by the joint venturers. NRG and Ansaldo each have an ownership interest of 45 percent in PTDP, and PTKM has an ownership interest of 10 percent. During the third quarter of 1998, NRG recorded a nonrecurring pretax charge of approximately $20 million to write-down its investment in the West Java project as a result of the political and economic instability in Indonesia.

     During October 1998, NRG agreed to purchase the Somerset power station for approximately $55 million from Eastern Utilities Association (EUA). The
Somerset station, located in Somerset, Massachusetts, includes two coal-fired generating facilities supplying a total of 181 megawatts and two aeroderivative combustion turbine peaking units supplying a total of 48 megawatts. A total of 69 megawatts is on deactivated reserve. NRG will hold a 100 percent interest in the project and will own, operate and maintain the units. The project's financial close is expected to occur in the first quarter of 1999.

     ENERGY MASTERS INTERNATIONAL, INC. (EMI) - In June 1998, EMI sold its interest in the joint venture, Enerval, to its joint venture partner. EMI's investment in and advances to Enerval were written down to an estimate of their net realizable value in 1997 and therefore the transaction had no material impact on 1998 earnings.

     VIKING GAS TRANSMISSION COMPANY (VIKING) - On April 21, 1998, Viking, an NSP subsidiary, withdrew from the proposed Voyageur pipeline project, which would have carried natural gas from Emerson, Manitoba, to Joliet, Illinois. During the second quarter of 1998, Viking wrote off $1.4 million in costs related to the Voyageur project. Viking has eliminated all liabilities to the partnership from its balance sheet and does not expect additional costs to be incurred related to the Voyageur project.

     During September 1998, Viking, filed an application with the Federal Energy Regulatory Commission (FERC) to expand its transmission system in northwestern and central Minnesota by adding 45 miles of 24-inch pipeline during 1999. Viking Gas is also requesting approval to establish a new meter station at its existing compressor station near Frazee, Minnesota. The proposed $21 million expansion is a result of customers' requests and would create an additional 28,200 dekatherms per day of winter capacity. If approved, construction could begin in the summer of 1999, with the pipeline placed in service during the fourth quarter of 1999.

     BUSINESS COMBINATIONS - In July 1998, NSP completed its merger with Black Mountain Gas Company (Black Mountain) located in Cave Creek, Arizona. Black Mountain is a natural gas and propane distribution company with natural gas operations in Cave Creek, Carefree, North Phoenix and North Scottsdale, and propane operations in Page, Arizona. Black Mountain currently serves about 6,500 customers and had 1997 annual revenue of approximately $6 million. Also in July 1998, Northern States Power Company, a Wisconsin Corporation (the Wisconsin Company), completed its merger with Natural Gas Inc. (NGI) of New Richmond, Wisconsin. NGI, a privately owned natural gas utility, serves 1,900 natural gas customers in New Richmond and has annual revenue of approximately $2.3 million. Both of these mergers were structured as tax-free reorganizations for income tax purposes and were accounted for using the pooling of interests method. Prior period financial statements have not been restated due to immateriality.

     UNION NEGOTIATIONS - Five local unions of the International Brotherhood of Electrical Workers have accepted NSP's proposal to begin midterm contract negotiations to modify or create new work rules, practices and operations to improve workforce productivity. If these midterm negotiations are successfully completed by Dec. 31, 1998, the Company will then propose a three-year contract extension including negotiated changes to wages and benefits. If the contract extension is ratified, new terms and conditions will become effective Jan. 1, 2000. If not extended, the existing contracts will stay in effect through Dec. 31, 1999.

     NUCLEAR COOPERATIVE ALLIANCE - During the third quarter of 1998, NSP, Alliant Utilities, Wisconsin Electric Power Co., and Wisconsin Public Service Corp. agreed to form a cooperative nuclear alliance to take advantage of the combined skills of their employees to improve plant performance and reliability, strengthen operational efficiency, maintain high safety levels and reduce costs. Working teams are being organized to implement cooperative alliances in several areas, including fuel management, Year 2000 initiatives, inventory management, information exchange and self-assessment programs. The four companies operate seven nuclear plants at five sites with a total generation capacity exceeding 3,650 megawatts.

     INDEPENDENT TRANSMISSION COMPANY (ITC) - On April 28, 1998, the 1997 Wisconsin Act 204 became law (Act 204). Act 204 includes provisions which require the Public Service Commission of Wisconsin (PSCW) to order a public utility that owns transmission facilities to transfer control of its transmission facilities to an independent system operator (ISO) or divest the public utility's interest in its transmission facilities to an independent transmission owner (ITO) if the public utility has not already transferred control to an ISO or divested to an ITO by June 30, 2000. Under certain circumstances the PSCW has authority to waive imposition of such an order on June 30, 2000. At Sept. 30, 1998, the net book value of the Wisconsin Company's transmission assets was approximately $147 million. The Wisconsin Company may attempt to obtain a legislative amendment in 1999 of the mandatory transfer or divestiture requirements and is also considering whether to judicially challenge the transmission transfer or divestiture requirements of the new law.

     In April 1998 testimony before the FERC, NSP proposed to form an ITC as an alternative to an ISO. The ITC would own and operate transmission facilities independent from vertically integrated utilities and other market participants and satisfy the regulatory requirements for control of transmission facilities. The ITC would be a for-profit entity.

     During the third quarter of 1998, the Mid-Continent Area Power Pool (MAPP) submitted its ISO proposal and a companion regional transmission tariff to all MAPP members for approval. On Nov. 4, 1998, MAPP announced that its members rejected the ISO proposal. The ISO proposal would have transferred control of an owner's transmission assets to the MAPP center.

      In November 1998, NSP and Alliant Energy (Alliant) announced plans to develop an ITC to provide transmission services to the Upper Midwest. The two companies are developing a relationship by which NSP will create an ITC, which will lease the transmission assets of Alliant. Lease terms have not yet been finalized. The ITC is intended to be a publicly traded entity and not an affiliate of NSP or Alliant. NSP and Alliant plan to seek the necessary approvals from state and federal regulators in 1999, with the ITC proposed to be operational in 2000. In the event that NSP is successful in forming this ITC, NSP would divest its electric transmission assets through a sale or spin-off. At Sept. 30, 1998, the net book value of NSP's transmission assets was approximately $641 million.

2.          REGULATION  AND  RATE  MATTERS
--          ------------------------------

MINNESOTA  PUBLIC  UTILITIES  COMMISSION  (MPUC)

     MINNESOTA GAS RATE CASE - During December 1997, NSP filed for a general increase in Minnesota retail gas rates of $18.5 million or 5.5 percent on an annualized basis. NSP received approval of an interim rate increase totaling $13.9 million on an annualized basis, subject to refund, effective February 1, 1998. On Sept. 30, 1998 the MPUC issued an order granting NSP a gas rate increase of $13.4 million, or 4.0 percent, on an annualized basis. On Oct. 19, 1998, NSP filed a request for reconsideration of portions of the MPUC order. The request would not have a material impact on the final rate increase.

PUBLIC  SERVICE  COMMISSION  OF  WISCONSIN  (PSCW)

     WISCONSIN GAS AND ELECTRIC RATE CASES - During November 1997, the Wisconsin Company filed retail electric and gas rate cases with the PSCW requesting an annual increase of approximately $12.7 million, or 4.3 percent in retail electric rates and an annual decrease of $1.7 million, or 1.9 percent in retail gas rates. On Sep. 16, 1998, the PSCW issued an order granting the Wisconsin Company an electric rate increase of $7.3 million or 2.5% and gas rate decrease
of  $1.9  million  or  2.2%,    on  an  annual  basis.

FEDERAL  ENERGY  REGULATORY  COMMISSION  (FERC)

     TRANSMISSION RATE CASE - During the first quarter of 1998, NSP filed electric point-to-point and network integration transmission service (NTS) rate cases with the FERC. The proposed point-to-point rates would, if approved, provide an annual increase in third party transmission service revenue of approximately $3 million, plus a $1 million annual increase in ancillary service revenues. The NTS tariff change would, if approved, reduce NTS costs from 1997 levels. During April 1998, the FERC voted to accept the rates and consolidate the cases. The proposed increases in point-to-point and ancillary service rates were placed into effect on Oct. 1, 1998, subject to refund. An administrative law judge and a settlement judge were appointed to hear arguments and facilitate possible settlements in the case. NSP is currently in settlement discussions. If this case is not settled, NSP expects a FERC decision in 1999 or 2000.

     SERVICE CURTAILMENT RULES - On June 29, 1998, the FERC issued an order in the transmission rate case requiring NSP to curtail service to its own retail sales customers proportionally with curtailment of wholesale transmission-only customers taking service under NSP's Order 888 transmission tariff. In a situation where NSP's transmission lines are constrained or about to become overloaded, the FERC order would require NSP to reduce or curtail service to retail customers on a comparable basis with curtailment of wholesale transactions. On Aug. 3, 1998, NSP filed an appeal of the FERC orders with the U.S. Court of Appeals, Eighth Circuit (Court). NSP believes the FERC exceeded its legal authority because service to retail customers is subject to state regulation, not FERC regulation. In addition, NSP believes the FERC has issued inconsistent orders with which NSP cannot fully comply and which places reliability of service to NSP's retail customers at risk. The appeal will be considered by the Court using its normal procedures. NSP believes a final decision will be issued in 1999.

     MARKET-BASED RATES - During June 1998, the FERC approved NSP's wholesale electric market-based sales rate application with rates effective immediately. This allows NSP's Energy Marketing organization to sell wholesale power at market-based rates, which represent the true clearing price of energy. Previously, NSP's Energy Marketing organization had been restricted by regulation to sell power only under cost-based rates. The move to market-based rates reflects the increasingly competitive nature of the electric industry.


     VIKING RATE CASE - During June 1998, Viking filed a rate case with the FERC, requesting a $3 million annual rate increase. On July 30, 1998, the FERC issued an order allowing the rate increase to take effect January 1999, subject
to  refund.    A  final  order  is  expected  in  the  second  half  of  1999.

3.          COMMITMENTS  AND  CONTINGENT  LIABILITIES
--          -----------------------------------------

     CONSERVATION IMPROVEMENT PROGRAM (CIP) - During the second quarter of 1998, NSP submitted to the MPUC its annual electric and gas CIP and Financial Incentive Reports. On June 1, 1998, the Minnesota Department of Public Service
(DPS) recommended the MPUC discontinue recovery of lost margins, load management discounts and performance bonuses for NSP and other Minnesota public utilities, retroactive to Jan.1, 1998. The DPS recommendation, if approved by the MPUC, would reduce NSP's annual revenue by approximately $32 million. During July 1998, NSP and other Minnesota public utilities filed comments opposing the DPS position and arguing for continued recovery of CIP incentives. The MPUC has scheduled deliberations on this issue for Nov. 19, 1998.

     LEGISLATIVE RESOURCE COMMITMENTS - In 1994, the Minnesota Legislature established several energy resource and other commitments for NSP to fulfill as part of its approval of NSP's Prairie Island nuclear generating plant's temporary nuclear fuel storage facility, as discussed in NSP's 1997 Form 10-K. During April 1998, a final agreement was signed with Lake Benton Power Partners II LLC for 103.5-megawatts of wind energy. This brings NSP's total contracted wind energy capacity to approximately 269-megawatts.

     LEGAL CLAIMS - In April 1997, a fire damaged several buildings in downtown Grand Forks, North Dakota during the historic floods in that city. On July 23, 1998, the St. Paul Mercury Insurance Company, which insured the First National Corporation and its three buildings in downtown Grand Forks, commenced a lawsuit against NSP for damages in excess of $15 million. The suit was filed in the District Court in Grand Forks County in North Dakota. Mr. Douglas W. Leatherdale, a member of NSP's Board of Directors, is chairman, president and chief executive of St. Paul Companies, Inc., the parent of St. Paul Mercury Insurance Company. Mr. W. John Driscoll, a member of NSP's Board of Directors, is also a director of St. Paul Companies, Inc. The insurance company alleges that the fire was electrical in origin and that NSP was legally responsible for the fire because it failed to shut off electrical power to downtown Grand Forks during the flood and prior to the fire. It is NSP's position that it is not legally responsible for this unforeseeable event. At no time prior to the fire was NSP instructed to shut power off to downtown Grand Forks by any government officials, including representatives from the fire department. Moreover, people in downtown Grand Forks were relying on electricity before and after the fire occurred. NSP has a self-insured retention deductible of $2 million, with general liability insurance coverage limits of $150 million. The ultimate costs to NSP, if any, are unknown at this time.

     ENVIRONMENTAL CONTINGENCIES - As discussed in Note 14 to the Financial Statements in the 1997 Form 10-K, the Wisconsin Company has been named as one of three potentially responsible parties in connection with environmental remediation at a site in Ashland, Wisconsin. The Wisconsin Company has continued its investigations during 1998. Based on the results of the Wisconsin Company's investigation to date, and information received from consultants, the Wisconsin Company has recorded in accrued liabilities an estimate of its share of future remediation costs at the Ashland site. In addition, the Wisconsin Company has simultaneously recorded a regulatory asset for these accrued remediation costs because management expects that prior regulatory recovery of remediation costs will continue. In its 1998 rate case orders, the PSCW has authorized recovery in Wisconsin customer rates of amounts paid for remediation of the Ashland site through December 31, 1997. Also, the PSCW has authorized recovery of similar remediation costs for other utilities.

4.          ACCOUNTING  AND  REPORTING  CHANGES
--          -----------------------------------

     SFAS  NO.  130  -  In  June  1997, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income". The statement requires that an enterprise (a) report items of other comprehensive income and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial
position.    The  statement  is  effective  for  NSP  in  1998.

     NSP's other comprehensive income consists of currency translation adjustments (CTA) related to NRG's investments in international projects. The CTA for the three and nine month periods ended September 30, 1998 and 1997 are listed below.

			     3 Mos. Ended           9 Mos. Ended
Millions  of  Dollars    9/30/98      9/30/97    9/30/98     9/30/97
---------------------    -------     -------     -------     -------
CTA impact on Equity -    ($6.7)     ($17.0)     ($29.8)     ($33.6)
increase/(decrease)

     SFAS NO. 133 - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be recognized at fair value in the balance sheet and all changes in fair value be recognized currently in earnings or deferred as a component of other comprehensive income, depending on the intended use of the derivative, its resulting designation (for example, as a qualifying hedge) and its effectiveness, if designated as a qualifying hedge. The Company will be required to adopt this standard in 2000, but can elect to adopt it in 1998 or 1999. The Company has not determined the potential impact of implementing this statement or the expected adoption date at this time.

5.          SHORT-TERM  BORROWINGS
--          ----------------------

     As of Sept. 30, 1998, the Company had a $300 million revolving credit facility under a commitment fee arrangement. This facility provides short-term financing in the form of bank loans, letters of credit and support for commercial paper sales. The Company has regulatory approval for up to approximately $575 million in short-term borrowing levels.

     In addition to Company lines, at Sept. 30, 1998 commercial banks provided credit lines of approximately $319 million to wholly owned subsidiaries of the Company with approximately $226 million in borrowings outstanding. In addition, approximately $35 million in letters of credit were outstanding, which reduced the credit lines available to subsidiaries at Sept. 30, 1998 resulting in approximately $58 million of unused lines available.

     At  Sept.  30,  1998,  the  Company  had  no  short-term  commercial  paper
borrowings  outstanding.    The weighted average interest rate on all short-term
borrowings  was  6  percent  as  of  Sept.  30,  1998.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
				  OF OPERATIONS
				  -------------

     Except for the historical statements contained herein, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate", "estimate", "expect", "objective", "possible", "potential" and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including their impact on capital expenditures; business conditions in the energy industry; competitive factors; unusual weather; changes in federal or state legislation; regulation; issues relating to Year 2000 remediation efforts; the higher degree of risk associated with NSP's nonregulated businesses as compared to NSP's regulated business; the items set forth below under "Factors Affecting Results of Operations"; and the other risk factors listed from time to time by NSP in reports filed with the SEC, including Exhibit 99.01 to this report on Form 10-Q for the quarter ended Sept. 30, 1998.


RESULTS  OF  OPERATIONS

     NSP's earnings per share (assuming dilution) for the periods ending Sept. 30, 1998 and 1997 were as follows:

Earnings per share:               3 Mos. Ended                9 Mos. Ended

			     9/30/98        9/30/97        9/30/98       9/30/97
			     -------       -------         -------       ------

Ongoing  operations           $0.77          $0.61          $1.36         $1.30
Nonrecurring  Items  *        (0.10)          0.00          (0.10)        (0.12)
			     ------          -----          ------        ------
  Total                       $0.67          $0.61          $1.26         $1.18
			      =====          =====          =====         =====

*    See  discussion  under    Nonrecurring  transactions.

FACTORS  AFFECTING  RESULTS  OF  OPERATIONS
-------------------------------------------

     In addition to items noted in the 1997 Form 10-K and the Notes to the Financial Statements, the historical and future trends of NSP's operating results have been and are expected to be affected by the following factors:

     NONREGULATED  BUSINESS  RESULTS  -    The following summarizes the earnings
contributions  of  NSP's  nonregulated  businesses:

				  3 Mos. Ended                   9 Mos. Ended

			     9/30/98        9/30/97       9/30/98        9/30/97
			     -------        -------      -------         ------

NRG  Ongoing                   $0.07          $0.02         $0.16         $0.11
NRG  Nonrecurring              (0.10)          0.00         (0.10)         0.00
Eloigne  Company                0.01           0.01          0.03          0.02
EMI,  Inc.                     (0.01)         (0.02)        (0.04)        (0.04)
Seren  Innovations              0.00           0.00         (0.01)        (0.01)
Other                           0.00           0.00         (0.01)         0.01
				----           ----         ------         ----
   Total                      ($0.03)         $0.01         $0.03         $0.09
			      =======         =====          =====        =====

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

     ESTIMATED IMPACT OF WEATHER ON REGULATED EARNINGS - NSP estimates electric and gas utility sales levels under normal weather conditions and analyzes the approximate effect of variations from historical average temperatures on actual sales levels. The following summarizes the estimated impact of weather on actual utility operating results (in relation to sales under normal weather conditions):

					     Increase (Decrease)
Earnings per Share                Actual            Actual          Actual
For Periods Ending Sept. 30:  1998 vs Normal   1997 vs  Normal  1998  vs 1997

Quarter  Ended                     $0.04           ($0.03)          $0.07
Nine Months Ended                 ($0.04)          ($0.01)         ($0.03)


     SALES GROWTH - The following table summarizes NSP's growth in actual electric and gas sales and growth on a weather normalized (W/N) basis for the 3-month and the 9-month periods ended Sept. 30, 1998, as compared with the same periods in 1997. NSP's weather normalization process removes the estimated
impact    on  sales  of    temperature  variations  from  historical  averages.

					     3 Mos. Ended         9 Mos. Ended
					    Actual     W/N     Actual        W/N

Electric  Residential                       12.2%     6.1%       4.3%       4.2%
Electric  Industrial and  Commercial         4.9%     2.9%       3.8%       3.4%
Total  Electric  Retail                      6.9%     3.8%       3.9%       3.6%
Total  Gas  Sales  &  Delivery               3.8%     3.5%       0.5%       5.4%


     IMPACT OF STORMS - NSP's results for the first nine months of 1998 were reduced by approximately 3 cents per share due to storm damage. NSP's 1998 results include approximately $11 million in operating and maintenance expenses related to the cost of customer restoration and storm repair from a series of hail and wind storms in May and June. In comparison, during the first nine months of 1997, NSP incurred approximately $4 million of operation and maintenance expense as a result of several storms. During 1998, NSP also incurred approximately $10 million of capital expenditures and electric margin was reduced by an estimated $1 million due to the storms. Both 1997 and 1998 were unusual in the frequency and extent of violent storms.

     NONRECURRING TRANSACTIONS - During the third quarter of 1998, NRG recorded a nonrecurring charge of approximately $20 million ($13.3 million after tax) to write down its investment in a proposed 400-megawatt coal-fired power station in Cilegon, West Java, due to the political and economic instability in Indonesia. NRG also reviewed all international projects in development and recorded a $3.3 million reserve ($2 million after tax) for other potential project write-downs. These charges together reduced earnings by 10 cents per share.

     In May 1997, NSP and Wisconsin Energy Corporation terminated their merger agreement. The operating results for the nine month period ending Sept. 30, 1997, include a nonrecurring pre-tax charge to nonoperating expense of approximately $29 million, or 12 cents per share, for the write-off of costs incurred related to the merger.

     INDUSTRY RESTRUCTURING - Efforts are continuing to bring more competition to the electric and gas industry. Wisconsin has enacted legislation requiring utilities to form an ISO or to divest its transmission assets to a ITC. NSP has proposed forming an ITC as an alternative to an ISO. See Note 1 to the Financial Statements for a further discussion of these matters.

     TECHNOLOGY CHANGES FOR THE YEAR 2000 (Y2K) - NSP expects to incur significant costs to modify or replace existing technology, including computer software, for uninterrupted operation in the Year 2000 and beyond. In 1996, NSP's Board of Directors approved funding to address development and remediation efforts related to Y2K. A committee made up of senior management is leading NSP's initiatives to identify Y2K related issues and remediate business processes as necessary.

     NSP's Y2K program covers not only NSP's 2,000 computer applications, consisting of about 75,000 programs and totaling more than 30 million lines of code, but also the thousands of hardware and embedded system components in use throughout NSP. Embedded systems perform mission-critical functions in all parts of operations including power generation, distribution, communications and business operations.

     NSP has implemented a Y2K methodology consistent with state-of-the-art best practices and standards within the utility industry. This seven-step process includes:

- Discovery of possible date-related logic in components, systems, and processes.
-          Assessment  of  potential  problems.
-          Plan  design  to  address  the  problem.
-          Remediation  to  resolve  the  problem.
-          Testing  to  verify  that  the  solutions  are  workable.
-          Implementation  of  the  solution  into  production.
-          Closure  through  re-testing  and  documentation.

     As NSP has developed more detailed plans for completion of the Y2K project, several of the completion targets have been revised to align them more logically with release of Y2K compliant package software and to coordinate logically with scheduled plant outages. NSP time table for Y2K completion is as follows:

- By Dec. 31, 1998 - Completion of all Y2K efforts on 70 percent of mission-critical systems and processes.
- By Mar. 31, 1999 - Completion of all Y2K efforts on 90 percent of mission-critical systems and processes.
- By June 30, 1999 - Completion of all Y2K efforts on mission-critical systems and processes, completion of all nuclear plant remediation in accordance with Nuclear Regulatory Commission guidelines, and finalization of all contingency planning.
- By Dec. 31, 1999 - Remediate low-priority applications, complete all testing and implementation, and final closure.

     In conjunction with this logical change in timing, NSP has accelerated completion of primary and secondary systems consistent with NSP's overall plan for system remediation prior to the Year 2000.

     NSP is communicating with its key suppliers, customers and business partners regarding their Y2K progress, particularly in software and embedded component areas, to determine the areas in which NSP's operations are vulnerable to those parties' failure to complete their remediation efforts. NSP is currently evaluating and initiating follow-up actions regarding the responses from these parties as appropriate. NSP is also working closely with the Electric Power Research Institute, MAPP, the Nuclear Energy Institute, the North American Electric Reliability Council (NERC), and other utilities to enhance coordination, system reliability and compliance with industry and regulatory requirements.

     NSP has made significant progress in the implementation of its Y2K plan. Based upon the information currently known regarding its internal operations and assuming successful and timely completion of its remediation plan, NSP does not anticipate significant business disruptions from its internal systems due to the Y2K issue. However, NSP may possibly experience limited interruptions to some aspects of its activities, relating to information technology, operations, administrative or otherwise. NSP is considering such potential occurrences in planning for its most reasonably likely worst case scenarios.

     Additionally, risk exists regarding the non-compliance of third parties with key business or operational importance to NSP. Y2K problems affecting key customers, interconnected utilities, fuel suppliers and transporters, telecommunications providers or financial institutions could result in lost power or gas sales, reductions in power production or transmission or internal functional and administrative difficulties on the part of NSP. NSP is not presently aware of any such situations; however, occurrences of this type, if severe, could have material adverse impacts upon the business, operating results or financial condition of NSP. Consequently, there can be no assurance that NSP will be able to identify and correct all aspects of the Y2K problem that affect it in sufficient time, or that the costs of achieving Y2K readiness will not be material.

     NSP is currently updating contingency plans for all material areas of Y2K risk and is on track to meet the contingency planning schedule set forth by NERC. Among the areas contingency planning will address include delays in completion in NSP's remediation plans, failure or incomplete remediation results and failure of key third party contacts to be Y2K compliant.

     Through September 1998, NSP had spent approximately $10.5 million for Y2K remediation. The amount of additional development and remediation costs necessary for NSP to prepare for the Year 2000 is estimated to be approximately $14 million.

THIRD  QUARTER  1998  VS.  THIRD  QUARTER  1997
-----------------------------------------------

Utility  Operating  Results
---------------------------

     ELECTRIC REVENUES for the third quarter of 1998 compared with the third quarter of 1997 increased $55.3 million or 8.6 percent. Retail revenues increased approximately $49.7 million or 8.4 percent largely due to a 6.9 percent increase in retail sales volume and a 1.4 percent increase in average prices primarily due to fuel cost recovery. The increase in retail electric sales reflects sales growth and favorable weather. Sales for resale and other electric revenues increased $5.7 million primarily due to higher sales volumes in the resale market as a result of more aggressive marketing efforts, the sale of options to purchase NSP's electricity and somewhat higher prices reflecting market conditions. These increases were partially offset by decreases in other revenue due to a 1997 recognition of a transmission settlement.

     GAS REVENUES for the third quarter of 1998 increased $13.7 million or 26.2 percent compared with the third quarter of 1997. Gas revenues increased primarily due to a 33.1 percent average price increase and the merger with Black Mountain, as discussed in Note 1 to the Financial Statements, partially offset by a 5.3 percent decrease in gas sales volumes (excluding transportation deliveries). Depending on prices, interruptible gas customers often switch back and forth between transportation service and interruptible service. The impact of this switching on NSP's gas margins is immaterial. The price increase is mainly due to rate adjustments for increased purchased gas costs, resulting from market changes in natural gas supply prices, and interim retail rate increases as discussed in Note 2 to the Financial Statements.

     FUEL FOR ELECTRIC GENERATION AND PURCHASED AND INTERCHANGE POWER expense together increased $37.2 million or 22.5 percent for the third quarter of 1998 compared with the third quarter of 1997. Purchased and interchange power costs increased $30.4 million primarily due to more purchases to support sales growth, higher average cost of purchases as a result of market conditions and higher demand expenses related to a contract which began in October 1997, and higher seasonal purchases. Fuel expenses increased $6.8 million primarily due to higher output from NSP's generating plants. The higher output reflects higher sales levels and greater plant availability.

     COST OF GAS PURCHASED AND TRANSPORTED for the third quarter of 1998 compared with the third quarter of 1997 increased $4.3 million or 15.2 percent primarily due to the higher cost of gas, partially offset by lower gas sendout due to lower sales. The higher cost of purchased gas reflects changes in market conditions and purchased gas cost adjustments to match expense with rate recovery.

     OTHER OPERATION, MAINTENANCE AND ADMINISTRATIVE AND GENERAL expenses together decreased $0.8 million or 0.5 percent compared with the third quarter of 1997. The decreases are primarily due to lower costs for NTS, which is discussed in Note 2 to the Financial Statements, decreased line maintenance costs and lower employee benefit costs. These decreases were partially offset by higher costs for information technology improvements, including costs related to the Year 2000 project, and higher generating plant costs.

     DEPRECIATION AND AMORTIZATION expense increased $3.3 million or 4.1 percent compared with the third quarter of 1997. The increase is mainly due to increased plant in service between the two periods partially offset by lower depreciation rates.

     UTILITY INCOME TAXES for third quarter 1998 compared with the third quarter 1997 were $9.1 million more primarily due to a higher operating income.

     UTILITY INTEREST AND AMORTIZATION decreased $1.1 million or 3.5 percent primarily due to lower levels of commercial paper, retirement of bonds in October 1997 and April 1998, partially offset by new bonds issued in March 1998 and Senior Notes issued by Viking in October 1997.

	  PREFERRED STOCK DIVIDENDS AND REDEMPTION PREMIUMS decreased $1.3 million in the third quarter of 1998 compared with 1997 primarily due to the redemption of two issues of preferred stock in late March 1998.

     AVERAGE COMMON SHARES OUTSTANDING increased due to stock issuances, mainly a public offering in September 1997. Share dilution has decreased third quarter earnings by approximately six cents per share in 1998 in comparison to 1997.

Nonregulated  Business  Results
-------------------------------

     NSP's nonregulated operations include diversified businesses, such as NRG's businesses, which are primarily independent power production, commercial and industrial heating and cooling, and energy-related refuse-derived fuel production. In addition, EMI's primary business is custom energy services and sales. NSP also has investments in affordable housing projects through Eloigne Company and several income-producing properties through other subsidiaries. Seren Innovations is a communications and data services subsidiary. The following summarizes NSP's nonregulated business results in the aggregate, including consolidated subsidiaries and unconsolidated affiliates.

						       3 Mos. Ended
(Thousands  of  dollars,  except  EPS)          9/30/98            9/30/97
						-------          ---------
Operating  revenues                             $44,980            $48,918
Equity  in  project  earnings                    28,322              2,807
Operating  and  development  expenses           (57,021)           (53,618)
Nonrecurring project write-downs                (23,410)                 0
Other  income  (expense)                          2,015              4,116
						  -----              -----
Income    before  interest  and    tax           (5,114)             2,223
Interest  expense                               (14,445)            (9,376)
Income  tax  benefit  and  credits               13,974              8,580
						 ------              -----
Net  income                                     ($5,585)            $1,427

Nonregulated  earnings  per    share             ($0.03)             $0.01

       NRG - NRG's third quarter earnings from ongoing operations (excluding nonrecurring items) increased in 1998 from the same period one year ago primarily due to earnings, including tax credits, from interests in Pacific Generation Company, Energy Developments Limited, El Segundo, Long Beach and other new projects purchased after the third quarter of 1997. Earnings for 1998 were partially offset by increased interest costs primarily associated with NRG's debt outstanding under line of credit arrangements. NRG also recorded a nonrecurring charge in the third quarter of 1998, as previously discussed.

      NRG is a public company and is subject to the informational reporting requirements of the Securities Exchange Act of 1934. Further information about NRG may be obtained from its Form 10-Q for the quarter ended Sept. 30, 1998.

     EMI - EMI's 1998 third quarter losses were less than third quarter 1997 losses, due to increased margins and 1997 losses incurred by Enerval, a joint venture previously held by EMI.

FIRST  NINE  MONTHS  1998  VS.  FIRST  NINE  MONTHS  1997
---------------------------------------------------------

Utility  Operating  Results
---------------------------

     ELECTRIC REVENUES for the first nine months of 1998 increased $110.4 million or 6.6 percent compared with the first nine months of 1997. Retail revenues increased approximately $82.5 million or 5.3 percent largely due to a
3.9 percent increase in retail sales volume and a 1.4 percent increase in average prices due to fuel cost recovery. The increase in retail electric sales reflects sales growth and more favorable weather, particularly in the third quarter. Sales for resale and other electric revenues increased $27.9 million primarily due to higher sales volumes in the resale market as a result of more aggressive marketing efforts, higher prices due to market conditions and the
sale  of  options  to  purchase  NSP's  electricity.   In addition, revenue from
conservation program recovery and transmission of electricity for others also increased. These increases were partially offset by decreases in other revenue due to a 1997 recognition of a transmission settlement.

     GAS  REVENUES  for the first nine months of 1998 decreased $38.2 million or
10.9  percent  compared  with  the  first  nine  months  of  1997.  Gas revenues decreased primarily due to a 15.1 percent decrease in gas sales volume, partially offset by a 1.0 percent average price increase, increased revenue due to the merger with Black Mountain (as discussed in Note 1 to the Financial Statements), higher Viking Gas revenues, and higher off-system sales. The sales volume decrease is due primarily to less favorable weather in 1998 in comparison to 1997. The price increase is mainly due to interim retail rate increases as discussed in Note 2 to the Financial Statements, partially offset by rate adjustments for decreased purchased gas costs resulting from market changes in natural gas supply prices.

     FUEL FOR ELECTRIC GENERATION AND PURCHASED AND INTERCHANGE POWER expense together increased $78.0 million or 17.5 percent for the first nine months of 1998 compared with the first nine months of 1997. Purchased and interchange power costs increased $69.5 million primarily due to higher average cost of purchases reflecting market conditions and more purchases in 1998 to support higher sales. In addition, demand expenses were higher mainly due to a contract which began in October 1997 and higher seasonal purchases. Fuel expenses increased $8.5 million primarily due to higher output at both nuclear and fossil plants to support higher sales.

     COST OF GAS PURCHASED AND TRANSPORTED for the first nine months of 1998 compared with the first nine months of 1997 decreased $39.4 million or 17.7 percent primarily due to lower gas sendout and the lower cost of gas. The lower sendout primarily is a result of decreased gas sales, reflecting less favorable weather conditions. The lower cost of purchased gas, primarily in the first quarter, reflects changes in natural gas market conditions and purchased gas cost adjustments to match expense with rate recovery.

     OTHER OPERATION, MAINTENANCE AND ADMINISTRATIVE AND GENERAL expenses together increased $22.1 million or 4.3 percent compared with the first nine months of 1997. The increases are primarily due to higher costs related to plant outages, information technology improvements, including costs related to the Year 2000 project, storm related costs, and higher insurance costs mainly as a result of an insurance refund recorded in 1997. These increases were partially  offset  by  decreases  in  employee  benefit  costs.

     DEPRECIATION AND AMORTIZATION expense increased $10.1 million or 4.2 percent compared with the first nine months of 1997. The increase is mainly due to increased plant in service between the two periods partially offset by revised depreciation lives resulting in lower depreciation rates.

     PROPERTY AND GENERAL TAXES for the first nine months of 1998 compared with the first nine months of 1997 decreased $5.9 million or 3.3 percent primarily due to lower property tax rates reflecting recent legislation, and lower payroll taxes.

     OTHER INCOME (EXPENSE) RELATED TO UTILITY OPERATIONS - other expenses decreased mainly due to the write off of $29 million of merger costs (before tax) in the second quarter of 1997.

     ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFC) decreased $2.6 million in 1998 largely due to lower returns as a result of less capital used to finance conservation and energy management programs and fewer construction projects eligible for AFC.

     UTILITY INTEREST AND AMORTIZATION decreased $4.9 million primarily due to lower levels of commercial paper and retirement of bonds in October 1997 and April 1998, partially offset by new bonds issued in March 1998 and Senior Notes issued by Viking in October 1997.

     DISTRIBUTIONS ON REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST increased $1.3 million due to the issuance of new securities in late January 1997.

     PREFERRED STOCK DIVIDENDS AND REDEMPTION PREMIUMS decreased $4.2 million in the first nine months of 1998 compared with 1997 primarily due to the redemption of two issues of preferred stock in February 1997 and two other issues in late March 1998.

     AVERAGE COMMON SHARES OUTSTANDING increased due to stock issuances, mainly a public offering in September 1997. Share dilution has decreased 1998 earnings by approximately eleven cents per share in comparison to 1997.

Nonregulated  Business  Results
-------------------------------

     The following summarizes NSP's nonregulated business results in the aggregate, including consolidated subsidiaries and unconsolidated affiliates.

						       9 Mos. Ended
(Thousands  of  dollars,  except  EPS)              9/30/98             9/30/97
						    -------             -------
Operating  revenues                                $129,267            $159,800
Equity  earnings                                     56,507              14,433
Operating  and  development  expenses              (160,453)           (171,521)
Nonrecurring project write-downs                    (23,410)                  0
Other  income  (expense)                              4,942              11,247
						      -----              ------
Income    before  interest  and    taxes              6,854              13,959
Interest  expense                                   (40,583)            (22,139)
Income  tax  benefit  and  credits                   38,796              20,671
						     ------              ------
Net  income                                          $5,067             $12,491

Nonregulated  earnings  per  share                    $0.03               $0.09


     NRG - NRG's earnings from ongoing operations (excluding nonrecurring items) for the first nine months of 1998 increased from the same period on year ago primarily due to project earnings, including tax credits, from interests in Pacific Generation Company, Energy Developments Limited, El Segundo, Long Beach and other new projects, all purchased after the third quarter of 1997, along with increased earnings from existing projects were offset by increases in interest costs, business development expenses, and costs of expanded operations. Higher interest costs primarily reflect the issuance of $250 million senior notes in mid-1997 and higher borrowings on its line of credit. NRG also recorded a nonrecurring charge in the third quarter of 1998, as previously discussed.

LIQUIDITY  AND  CAPITAL  RESOURCES

     For  a  discussion of available credit lines and short-term borrowings, see
Note  5  to  the  Financial  Statements.

     On April 22, 1998, NSP's shareholders approved an amendment to the Company's Restated Articles of Incorporation to increase the number of authorized common shares from 160 million to 350 million. Also on April 22, 1998, NSP's Board of Directors authorized a two-for-one stock split effective June 1, 1998, for shareholders of record on May 18, 1998. All share amounts in this report have been restated to reflect this stock split.

     In January 1998, stock options for the purchase of 571,756 shares were awarded under the Company's Executive Long-Term Incentive Award Stock Plan (the
Plan). These options are not exercisable for approximately twelve months after the award date. As of Sept. 30, 1998, a total of 2,417,378 options were outstanding, which were considered potentially dilutive common shares for calculating earnings per share - assuming dilution. During the first nine months of 1998, the Company has issued 361,942 new shares of common stock under the Plan pursuant to the exercise of options and awards granted in prior years.

      Under NSP's Dividend Reinvestment and Stock Purchase Plan, the Company has issued 938,710 shares of common stock during the first nine months of 1998.

      During 1998 the Company has issued a total of 850,581 shares of common stock to the Employee Stock Ownership Plan (ESOP), including 511,726 leveraged shares, which were financed by a $15 million bank loan in April 1998.

      In third quarter of 1998, NSP issued 852,650 shares of common stock in connection with various business combinations.

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

     On April 27, 1998, the Company redeemed $50 million of 7.375 percent and $50 million of 7.5 percent First Mortgage Bonds.

     The Company currently anticipates filing with the SEC a $400 million universal debt shelf registration during the fourth quarter of 1998. The Company currently has $50 million of registered, but unissued, bonds remaining from its $300 million First Mortgage Bond shelf registration, which was filed in October 1995. Depending on market conditions, the Company expects to issue the long term debt to raise additional capital for general corporate purposes or to redeem or retire outstanding securities.


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

     On Aug. 7, 1998, a group of residential and commercial customers brought a class action lawsuit against the DOE in the Federal District Court in Minneapolis, Minnesota. The suit demands the return of monies paid by customers into the nuclear waste fund and other damages, based on the failure of the DOE to meets its unconditional obligation to accept spent nuclear fuel by Jan. 31, 1998. The Company is named as nominal defendant, as the Company has the contract with the DOE under which payments are made into the Fund.

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

		    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
		    -----------------------------------------
(A)    EXHIBITS

The  following  Exhibits  are  filed  with  this  report:

	  27.01      Financial Data Schedule for the nine months ended Sept. 30,
		     1998.

	  99.01      Statement pursuant to Private Securities Litigation Reform
		     Act of 1995.


(B)    REPORTS  ON  FORM  8-K

The following reports on Form 8-K were filed either during the three months ended Sept. 30, 1998, or between Sept. 30, 1998 and the date of this report:

Oct. 6, 1998 (Filed Oct. 6, 1998) - Item 5 Other Events. Re: Disclosure of NRG's $23 million pretax write-down of investments in Indonesia and other projects against third quarter 1998 earnings.
					.

				   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					       NORTHERN  STATES  POWER  COMPANY
					       --------------------------------
					       (Registrant)



						/s/
					       ---
					       Roger  D.  Sandeen
					       Vice  President  and  Controller



					       /s/
					       ---
					       John  P.  Moore,  Jr.
					       Corporate  Secretary

Date:    Nov.  13,  1998
	 ---------------