Form 10-K
period 1998-12-31
NORTHERN STATES POWER CO /MN/
filed 1999-03-29
CIK 72903

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended             Commission file number:  1-3034
         December 31, 1998

                          NORTHERN STATES POWER COMPANY

             (Exact name of Registrant as specified in its charter)

                MINNESOTA                               41-0448030
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)
414 NICOLLET MALL, MINNEAPOLIS, MINNESOTA                 55401
 (Address of principal executive offices)               (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 612-330-5500

     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

      Title of Each Class                               Name of each exchange on which registered
      -------------------                               -----------------------------------------
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
                                              -----

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ---

          As of March 15, 1999, the aggregate market value of the voting common stock held by non-affiliates of the Registrant was $4,155,445,652 and there were 153,135,652 shares of common stock outstanding, $2.50 par value.

     DOCUMENTS INCORPORATED BY REFERENCE
     The Registrant's Definitive Proxy Statement for its 1999 meeting of Shareholders to be held on April 28, 1999, is incorporated by reference into Part III of Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

INDEX
-------------------------------------------------------------------------------------------------------------------

                                                                                                           Page No.
                                                                                                           --------
PART I
Item 1 - Business.................................................................................................1
   RECENT EVENTS - PROPOSED MERGER................................................................................1
   UTILITY REGULATION AND REVENUES
      General.....................................................................................................2
      Revenues....................................................................................................2
      General Rate Filings........................................................................................3
      Ratemaking Principles in Minnesota and Wisconsin............................................................3
      Fuel and Purchased Gas Adjustment Clauses...................................................................3
      Resource Adjustment Clauses.................................................................................4
      Rate Matters by Jurisdiction................................................................................4
   ELECTRIC UTILITY OPERATIONS
      Competition.................................................................................................5
      Independent Transmission Company............................................................................7
      Independent Nuclear Generating Company......................................................................7
      Technological Improvements..................................................................................7
      Capability and Demand.......................................................................................8
      Energy Sources..............................................................................................9
      Fuel Supply and Costs.......................................................................................9
      Nuclear Power Plants - Licensing, Operation and Waste Disposal.............................................10
      Electric Operating Statistics..............................................................................12
   GAS UTILITY OPERATIONS
      Competition/Regulation.....................................................................................13
      Business Growth............................................................................................13
      Standards..................................................................................................14
      Capability and Demand......................................................................................14
      Gas Supply and Costs.......................................................................................14
      Viking Gas Transmission Company ...........................................................................15
      Gas Operating Statistics ..................................................................................16
   NONREGULATED SUBSIDIARIES
      NRG Energy, Inc. ..........................................................................................17
      Energy Masters International, Inc. ........................................................................19
      Eloigne Company............................................................................................19
      Seren Innovations, Inc.....................................................................................20
      Ultra Power Technologies, Inc..............................................................................20
      Nonregulated Business Information..........................................................................20
   ENVIRONMENTAL MATTERS.........................................................................................21
   CAPITAL SPENDING AND FINANCING................................................................................22
   EMPLOYEES AND EMPLOYEE BENEFITS...............................................................................23
   EXECUTIVE OFFICERS............................................................................................24

Item 2 - Properties..............................................................................................26
Item 3 - Legal Proceedings.......................................................................................27
Item 4 - Submission of Matters to a Vote of Security Holders.....................................................28

PART II
Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters...................................28
Item 6 - Selected Financial Data.................................................................................28
Item 7 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations.....................................................................29
Item 7A - Quantitative and Qualitative Disclosures about Market Risk.............................................39
Item 8 - Financial Statements and Supplementary Data.............................................................39
Item 9 - Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.....................................................................61

PART III
Item 10 - Directors and Executive Officers of the Registrant.....................................................61
Item 11 - Executive Compensation.................................................................................61
Item 12 - Security Ownership of Certain Beneficial Owners and Management.........................................61
Item 13 - Certain Relationships and Related Transactions.........................................................61

PART IV
Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................................62

SIGNATURES.......................................................................................................67

EXHIBIT (EXCERPT)
Statement Pursuant to Private Securities Litigation Reform Act of 1995...........................................68

PART I

ITEM 1 - BUSINESS
--------------------------------------------------------------------------------

        Northern States Power Company (NSP-Minnesota) was incorporated in 1909 under the laws of Minnesota. Its executive offices are located at 414 Nicollet Mall, Minneapolis, Minnesota 55401. (Phone 612-330-5500). NSP-Minnesota has two significant subsidiaries, Northern States Power Company, a Wisconsin corporation (NSP-Wisconsin), and NRG Energy, Inc. (NRG). NSP-Minnesota also has several other subsidiaries, including: Energy Masters International, Inc. (EMI); Viking Gas Transmission Company (Viking); Eloigne Company (Eloigne); Seren Innovations, Inc. (Seren); and Ultra Power Technologies, Inc. (Ultra Power). NSP-Minnesota and its subsidiaries collectively are referred to as NSP.

        NSP is predominantly an operating public utility engaged in the generation, transmission and distribution of electricity throughout an approximately 49,000-square-mile service area; and the transportation, storage and distribution of natural gas in approximately 160 communities. NRG operates several nonregulated energy businesses and is an equity investor in many nonregulated energy affiliates throughout the world.

        NSP-Minnesota serves retail customers in Minnesota, North Dakota, South Dakota and Arizona. NSP-Wisconsin serves retail customers in Wisconsin and Michigan. Of the approximately 3.4 million people served by NSP-Minnesota and NSP-Wisconsin, the majority are concentrated in the Minneapolis-St. Paul metropolitan area. In 1998, about 63 percent of NSP's electric retail revenue was from the Minneapolis-St. Paul metropolitan area and about 53 percent of retail gas revenue came from sales in the St. Paul metropolitan area.

        NSP's utility businesses are currently experiencing some of the challenges common to regulated electric and gas utility companies, namely, increasing competition, increasing pressure to control costs, uncertainties in regulatory processes and increasing costs of compliance with environmental laws and regulations. In addition, there are uncertainties related to permanent disposal of spent nuclear fuel. A growing portion of NSP's earnings comes from nonregulated operations. The nonregulated projects can carry a higher level of risk than NSP's traditional utility businesses. For further discussion of these matters see Management's Discussion and Analysis under
Item 7 and Notes to Financial Statements under Item 8.

        Except for the historical information contained herein, the matters discussed in this Form 10-K are forward-looking statements that are subject to certain risks, uncertainties and assumptions as discussed in Management's Discussion and Analysis under Item 7 and Exhibit 99.01 to this report on Form 10-K.

RECENT EVENTS - PROPOSED MERGER

     On March 24, 1999, Northern States Power Company (NSP) and New Century Energies, Inc., a Delaware corporation (NCE), entered into an Agreement and Plan of Merger (the Merger Agreement) providing for a strategic business combination of NCE and NSP. Pursuant to the Merger Agreement, NCE will be merged with and into NSP with NSP as the surviving corporation in the Merger.
 A copy of the Merger Agreement is filed as Exhibit 2.01 to this Form 10-K. Subject to the terms of the Merger Agreement, at the time of the Merger, each share of NCE common stock, par value $1.00 per share (NCE Common Stock), (other than certain shares to be canceled) together with any associated purchase rights, will be converted into the right to receive 1.55 shares of NSP common stock, par value $2.50 per share (NSP Common Stock). Cash will be paid in lieu of any fractional shares of NSP Common Stock which holders of NCE Common Stock would otherwise receive. The Merger is expected to be a tax-free stock-for-stock exchange for shareholders of both companies and to be accounted for as a pooling of interests.

     Pursuant to employment agreements, Mr. James J. Howard, Chairman and Chief Executive Officer of NSP will serve as Chairman of the combined company for one year following the Merger and Mr. Wayne H. Brunetti, Vice Chairman, President and Chief Operating Officer of NCE, will be President and Chief Executive Officer following the Merger and will assume the responsibilities of Chairman when Mr. Howard retires. A copy of Mr. Howard's employment agreement is filed as Exhibit 10.14 to this Form 10-K.

     Consummation of the Merger is subject to certain closing conditions, including, among others, approval by the shareholders of NSP and NCE, approval or regulatory review by certain state utilities regulators, the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935, as amended, the Federal Energy Regulatory Commission, the
Nuclear Regulatory Commission, the Federal Communications Commission and expiration or termination of the waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Each of NCE and NSP have agreed to certain undertakings and limitations regarding the conduct of their businesses prior to the closing of the transaction. The Merger is expected to take from 12 to 18 months to complete.

     NSP is expected to hold a special shareholders' meeting later this year to vote on the Merger. All shareholders will receive a detailed proxy statement prior to the meeting, which will explain in detail the terms of the Merger, membership on the Board of Directors, employment arrangements and other matters related to the Merger.

UTILITY REGULATION AND REVENUES

GENERAL

      Retail sales rates, services and other aspects of NSP-Minnesota's operations are subject to the jurisdiction of the Minnesota Public Utilities Commission (MPUC), the North Dakota Public Service Commission (NDPSC), the South Dakota Public Utilities Commission (SDPUC) and the Arizona Corporation Commission (ACC) within their respective states. The MPUC also possesses regulatory authority over aspects of NSP-Minnesota's financial activities, including security issuances, property transfers within the state of Minnesota when the asset value is in excess of $100,000, mergers with other utilities, and transactions between NSP-Minnesota and its affiliates. In addition, the MPUC reviews and approves NSP-Minnesota's electric resource plans and gas supply plans for meeting customers' future energy needs. NSP-Wisconsin is subject to regulation of similar scope by the Public Service Commission of Wisconsin (PSCW) and the Michigan Public Service Commission (MPSC). In addition, each of the state commissions certifies the need for new generating plants and electric and retail gas transmission lines of designated capacities to be located within the respective states before the facilities may be sited and built.

      Wholesale rates for electric transmission service and electric energy sold in interstate commerce, hydro facility licensing, the wholesale gas transportation rates of Viking, the siting and construction of facilities by Viking and certain other activities of NSP-Minnesota, NSP-Wisconsin and Viking are all subject to the jurisdiction of the Federal Energy Regulatory Commission
(FERC). NSP also is subject to the jurisdiction of other federal, state and local agencies in many of its activities.

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

      NSP is unable to predict the impact on its operating results from the future regulatory activities of any of the above agencies. NSP strives to comply with all rules and regulations issued by the various agencies.

REVENUES

      NSP's financial results depend, in part, on its ability to obtain adequate and timely rate relief from the various regulatory bodies, its ability to control costs and the success of its nonregulated activities. NSP's 1998 utility operating revenues, excluding non-firm electric sales to other utilities of $127 million and miscellaneous revenues of $86 million, were subject to regulatory jurisdiction as follows:

--------------------------------------------------------------------------------

                                                          Authorized Return on Common             Percent of Total
                                                             Equity at Dec. 31,1998            1998 Utility Revenues
                                                          ---------------------------          ---------------------

                                                          ELECTRIC                GAS             (ELECTRIC & GAS)
                                                          --------                ---             ----------------
Retail:
   Minnesota Public Utilities Commission                    11.47%                11.4%**               75.3%
   Public Service Commission of Wisconsin                   11.9                  11.9                  14.1
   North Dakota Public Service Commission                   11.5                  12.0**                 5.2
   South Dakota Public Utilities Commission                  *                                           3.2
   Michigan Public Service Commission                       12.25                 12.62                  0.5
   Arizona Corporation Commission                                                 11.5                   0.2

Sales for Resale - Wholesale, Viking Gas and Interstate
   Transmission: Federal Energy Regulatory Commission        *                     *                     1.5

       Total                                                                                           100.0%
                                                                                                       ------
                                                                                                       ------

* Settlement proceeding, based upon revenue levels granted with no specified return.
**  Reflects return on equity underlying various rate settlements.

--------------------------------------------------------------------------------

GENERAL RATE FILINGS

--------------------------------------------------------------------------------

      General rate increases (other than fuel and resource adjustment rate changes) requested and granted in the last five years were as follows (represent annual amounts effective in those years):

                                                Annual Increase/(Decrease)
                                                --------------------------
(Millions of dollars)               Year        Requested         Granted
                                    ----        ---------         -------
                                    1994            (1.0)            (1.0)
                                    1995            (0.8)            (0.8)
                                    1996             2.2             (2.8)
                                    1997            --               --
                                    1998            29.5             18.8

--------------------------------------------------------------------------------


RATEMAKING PRINCIPLES IN MINNESOTA AND WISCONSIN

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

      The PSCW has a biennial filing requirement for processing rate cases and monitoring utilities' rates. By June 1 of each odd-numbered year, NSP-Wisconsin must submit filings for calendar test years beginning the following Jan. 1. The filing procedure and subsequent review generally allow the PSCW sufficient time to issue an order effective with the start of the test year.

      The PSCW reviews each utility's cash position to determine if a current return on CWIP will be allowed. The PSCW will allow either a return on CWIP or capitalization of AFC at the adjusted overall cost of capital. NSP-Wisconsin currently capitalizes AFC on production and transmission CWIP at the FERC formula rate and on all other CWIP at the adjusted overall cost of capital.

FUEL AND PURCHASED GAS ADJUSTMENT CLAUSES

      NSP-Minnesota's retail electric rate schedules, and most of NSP-Wisconsin's wholesale rate schedules, provide for adjustments to billings and revenues for changes in the cost of fuel and purchased energy. NSP-Minnesota's wholesale electric sales customers do not have a fuel clause provision in their contracts. Instead of fuel clause recovery, the contracts provide a fixed rate with an escalation factor.

      NSP-Wisconsin does not have an automatic electric fuel adjustment clause for Wisconsin retail customers. In lieu of fuel clause recovery, a procedure is in place that compares actual monthly and anticipated annual fuel costs with those costs that were included in the latest retail electric rates. If the comparison results in a difference outside a prescribed range, the PSCW may hold hearings limited to fuel costs and revise rates. Any revised rates would be effective until the next rate case. The adjustment approved is calculated on an annual basis, but applied prospectively.

      Gas rate schedules for NSP-Minnesota, NSP-Wisconsin and Black Mountain Gas
(BMG) in Arizona include a purchased gas adjustment (PGA) clause that provides for rate adjustments for changes in the current unit cost of purchased gas compared with the last costs included in rates. The factors in Minnesota and Wisconsin are calculated for the current month based on the estimated purchased gas costs for that month. In Arizona, the factor is based on actual gas costs with a two month lag.

      By Sept. 1 of each year, NSP-Minnesota is required to submit to the MPUC an annual report of the PGA factors used to bill each customer class by month for the previous year commencing July 1 and ending June 30. The report verifies whether the utility is calculating the adjustments properly and implementing them in a timely manner. In addition, the

MPUC reviews procurement policies, cost-minimizing efforts, rule variances, retail transportation gas volumes, independent auditors' reports and the impact of market forces on gas costs for the coming year. The MPUC has the authority to disallow certain costs if it finds the utility was not prudent in its gas procurement activities. In May 1998, the MPUC allowed full recovery of gas costs for the year ended June 30, 1997. The MPUC's determination regarding the filing for the year ended June 30, 1998, is pending. Approval is anticipated in mid-1999.

      In 1996, the PSCW conducted a generic hearing to consider alternative gas cost recovery mechanisms to replace the current PGA. All major gas utilities in Wisconsin were required to file a proposal to replace their current PGA. NSP-Wisconsin's proposal was approved February 1999, effective March 1, 1999. The financial impact of the new gas cost recovery mechanism will be substantially the same as with the former PGA. Approximately 70 percent of NSP-Wisconsin's gas revenues represent recovery of gas costs through the PGA mechanism.

      NSP-Wisconsin's gas and retail electric rate schedules for Michigan customers include Gas Cost Recovery Factors and Power Supply Cost Recovery Factors (PSCR), which are based on 12-month projections. After each 12-month period, a reconciliation is submitted whereby over-collections are refunded and any under-collections are collected from the customers.

      Viking provides interstate gas transportation services only and does not sell gas. Thus, Viking has no need for a PGA mechanism. Natural gas fuel for Viking's compressor station operations is provided in-kind by transportation service customers. Viking makes incidental purchases and sales of natural gas to balance the volumes of gas in the pipeline. In 1998, FERC approved a tariff change to reflect the costs and revenues from those incidental transactions on a true-up basis.

RESOURCE ADJUSTMENT CLAUSES

      NSP-Minnesota is required by Minnesota law to spend a minimum of 2 percent of Minnesota revenues on conservation improvement programs (CIP). These costs are recovered through an annual recovery mechanism for electric and gas conservation and energy management program expenditures, including annual program costs, reimbursement of gas margins and a portion of electric margins lost due to conservation activity, and returns on capital used to finance electric conservation programs. NSP-Minnesota is required to request a new cost recovery level annually. Read further for a discussion of possible changes to these recovery mechanisms.


REGULATORY MATTERS BY JURISDICTION

MINNESOTA PUBLIC UTILITIES COMMISSION (MPUC)

      During 1998, NSP-Minnesota submitted to the MPUC its annual electric and gas CIP and Financial Incentive Reports. In June 1998, the Minnesota Department of Public Service (DPS) recommended the MPUC discontinue recovery of lost margins, load management discounts and performance incentives for NSP and other Minnesota public utilities. See Management's Discussion and Analysis under Item 7 for discussion of this issue.

      In December 1998, NSP-Minnesota received a final rate order increasing gas rates. See Management's Discussion and Analysis under item 7 for discussion of this issue.

      In December 1998, NSP-Minnesota submitted a cost separation filing with the MPUC. See Management's Discussion and Analysis under Item 7 for discussion of this issue.

      Subject to the final MPUC decision regarding recovery of demand side management (DSM) lost margins and bonuses, no filings requesting a general electric or gas rate increase are anticipated in Minnesota in 1999.

NORTH DAKOTA PUBLIC SERVICE COMMISSION (NDPSC)

      In July 1998, the NDPSC ordered its staff to conduct an investigation of NSP-Minnesota's North Dakota jurisdictional electric earnings. The purpose of the investigation is to determine if existing rates are fair and reasonable given recent earnings results. NDPSC staff has deferred the NSP audit until first quarter 1999.

      In September 1998, NSP-Minnesota filed a proposal with the NDPSC to refund $714,000 to residential customers and implement a $123,700 annual rate reduction for commercial and industrial customers in its North Dakota service area. The refund and reduction proposal stemmed from a favorable decision NSP received in its dispute with Manitoba Hydro-Electric Board (Manitoba-Hydro) over a 500-MW power capacity contract. The refund was accrued in 1998. In February 1999, the NDPSC approved the proposal with reduced rates effective March 1999.

      No general rate filings are anticipated in North Dakota in 1999.

SOUTH DAKOTA PUBLIC UTILITIES COMMISSION (SDPUC)

      In December 1997, NSP filed a request with the SDPUC for a declaratory order establishing NSP as a regulated intrastate gas pipeline in South Dakota. Included in the filing is a request for approval of initial large volume retail intrastate gas transportation rates. NSP has not previously provided natural gas service in South Dakota. The filing is pending SDPUC final action.

      No general rate filings are anticipated in South Dakota in 1999.

PUBLIC SERVICE COMMISSION OF WISCONSIN (PSCW)

      In September 1998, NSP-Wisconsin received a final rate order increasing electric rates and decreasing gas rates. For more information, see Management's Discussion and Analysis under item 7.

      In June 1997, NSP-Wisconsin filed for a fuel cost surcharge to its retail electric rates under the fuel rules provisions of the Wisconsin Statutes. The surcharge was requested because fuel and purchased power costs had risen beyond the amount included in NSP-Wisconsin's then-current rates. Effective in September 1997, the PSCW authorized NSP-Wisconsin to charge a fuel cost surcharge to all Wisconsin retail electric customers, which produced approximately $574,000 and $1.6 million of additional electric revenue in 1997 and 1998, respectively. The surcharge continued in effect until the new rate order for the general rate case was issued in September 1998.

      Under the PSCW biennial rate filing rule, NSP-Wisconsin anticipates filing a general electric and gas rate case by June 1, 1999.

MICHIGAN PUBLIC SERVICE COMMISSION (MPSC)

      In August 1997, the MPSC approved NSP-Wisconsin's application to reinstate a PSCR factor for Michigan electric customers beginning in 1998. An application for a PSCR factor must be filed annually. The PSCR factors for 1998 and 1999 were approved, resulting in additional revenue of about $250,000 in 1998 and about $160,000 in 1999.

      In January 1999, the MPSC approved a settlement agreement authorizing NSP-Wisconsin to restructure electric rates for its Michigan customers. The restructuring does not effect total revenues. Return on equity was set at 11.9 percent.

      No general rate filings are anticipated in Michigan in 1999.

ARIZONA CORPORATION COMMISSION (ACC)

      In July 1998, the ACC approved the sale of BMG assets and transfer of BMG's Certificate of Convenience and Necessity to NSP. As part of the approval, BMG filed an application with the ACC for a 21.6 percent decrease in gas rates. A decision on the case is expected in late 1999.

      Also as part of the approval and transfer process, BMG's Cave Creek operations are required to file a rate application within 18 months of the approval date. The specific timeline for the filing is not known at this time, but the filing must be made no later than January 2000.

FEDERAL ENERGY REGULATORY COMMISSION (FERC)

      In April 1996, the FERC issued two final rules, Orders No. 888 and 889, which have had a significant impact on wholesale electric markets by giving competitors the ability to transmit electricity through utilities' transmission systems. See Management's Discussion and Analysis under Item 7 for discussion on these rules.

      In February and March of 1998, NSP-Minnesota and NSP-Wisconsin filed joint wholesale electric point-to-point and network integration transmission service
(NTS) rate cases with the FERC. See Management's Discussion and Analysis under
Item 7 for further discussion of this filing.

      In June 1998, the FERC issued an order in the transmission rate case requiring NSP to interrupt service to its own native retail sales customers proportionally with curtailment of wholesale transmission-only customers taking service under NSP's Order No. 888 transmission tariff. When NSP's transmission lines are constrained or about to become overloaded, the FERC order would require NSP to reduce or curtail service to retail customers on a comparable basis with curtailment of wholesale transactions. In August 1998, NSP filed an appeal of the FERC orders with the U.S. Court of Appeals, Eighth Circuit. NSP believes the FERC exceeded its legal authority because service to retail customers is subject to state regulation, not FERC regulation. In addition, NSP believes the FERC has issued inconsistent orders with which NSP cannot fully comply and which places reliability of service to NSP's retail customers at risk. NSP believes a final decision will be issued in 1999.

ELECTRIC UTILITY OPERATIONS

COMPETITION

      NSP's electric sales are subject to competition in some areas from municipally owned systems, cooperatives, other utilities and independent power producers. Electric service also increasingly competes with other forms of energy. The degree of competition may vary from time to time. Although NSP cannot predict the extent to which its future business may be affected by supply, relative cost or promotion of other electricity or energy suppliers, NSP believes it will be in a position to compete effectively.

WHOLESALE COMPETITION (ENERGY MARKETING)

      The Energy Policy Act of 1992 (Energy Act) is designed to promote competition in the development of wholesale power generation in the electric utility industry.

      In compliance with FERC Orders No. 888 and 889, NSP has separated personnel who perform the merchant function, which includes power and energy marketing, from personnel who perform the transmission system operation function. NSP's merchant function, Energy Marketing, performs power and energy marketing (both sales and purchases). The sales and revenue provided by this function is classified as sales for resale. Because of Orders No. 888 and 889, NSP Energy Marketing must pay the same rates as other utilities for use of NSP's transmission system.

      In April 1998, NSP announced an initiative to expand its wholesale energy marketing efforts by formally establishing an Energy Marketing division. Energy Marketing is responsible for meeting the requirements of NSP's retail and wholesale electric customers for low-cost energy while optimizing earnings from NSP's generation resources. Energy Marketing is no longer competing with only regional utilities when it buys and sells excess power to wholesale customers, but with power marketers from all over the United States. As more participants join the market, margins are expected to decline. Energy Marketing is developing its wholesale power marketing capabilities to compete on a national basis. Energy Marketing significantly increased its presence in regional markets, including those surrounding Minneapolis, Cincinnati, Chicago and New Orleans. By participating in these markets, Energy Marketing was able to locate low-cost energy purchasing opportunities for NSP's wholesale and retail customers. See Management's Discussion and Analysis under item 7 for further discussion.

      Even though NSP has contracts with several municipal customers, because of competition, NSP must remain competitive in the entire wholesale market because many parties, including power marketers, are now able to use NSP's transmission lines to transport electricity. Rate discounts and negotiated rates are being offered to current and potential municipal power supply customers. In the past several years, these customers have been evaluating a variety of energy sources to provide their electric supply. NSP Energy Marketing reserves transmission service on the transmission systems of many entities, in the same manner as other wholesale market participants. The process of making a wholesale energy sale is now much more competitive and can be contingent upon the availability of transmission service.

RETAIL COMPETITION

      Some states, such as Michigan, have begun to allow retail customers to choose their electricity suppliers, and many other states are considering proposals to increase competition in the supply of electricity. NSP supports fair and equal treatment for all competitors. Of particular importance are the recovery of utilities' investments made under traditional regulation and resolution of Minnesota's property tax issues. NSP, an investor owned utility, pays property taxes in Minnesota that are significantly higher than they would be in neighboring states, and than those paid by other types of utilities within Minnesota. NSP advocates tax reform to eliminate the severe interstate and intrastate disparities as a prerequisite to opening access to retail customers.

      Electric industry restructuring has not yet emerged as a major issue in Minnesota. In 1998, the Minnesota Legislature directed the Legislative Electric Energy Task Force (LEETF) to study restructuring. The LEETF solicited comments from NSP and other interested parties on four topics: bulk power systems; distribution reliability, safety and maintenance; energy prices and price protection mechanisms; and universal service. Based on those comments, the LEETF filed a report with the Legislature in January 1999, concluding that additional study was necessary. The Legislature is not expected to act on electric restructuring in 1999, and NSP cannot determine whether the issue will advance in 2000.

      In 1997, the PSCW revised its restructuring plan previously issued in 1996, delaying the start of competition to 2002. However, due to the summer of 1997's electrical reliability concerns in eastern Wisconsin, the PSCW turned its focus on the development of a utility infrastructure necessary to assure reliable electric service. In 1998, reliability legislation introduced by Wisconsin Governor Thompson passed and Act 204, "the Reliability Act," became law. The Reliability Act contains a number of steps necessary for industry restructuring. At present, a definite timetable has not yet been established for retail competition.

      In 1997, the NDPSC adopted the National Association of Regulatory Utility Commissioners' Principles to Guide the Restructuring of the Electric Industries, which suggest that industry changes should only occur when they result in economic efficiency and serve the broader public interest. Specific principles address protecting network reliability, providing customers with meaningful choice, sharing benefits and stranded costs between ratepayers and shareholders, protecting the environment and reaffirming state commission responsibility for determining restructuring policies. Since that time, the NDPSC has taken no further action on restructuring.

      Also in North Dakota, the 1997 legislature established a committee of six legislators charged with studying the impact of competition on the electric industry. By statute, the committee has six years to study the impact of competition on the electric energy industry in the state. This committee is to assess the current law governing electric distribution service territories and present legislation, if necessary, to the 2001 legislature.

      In January 1998, the MPSC reaffirmed its order to open Michigan's retail electricity market to competition. The initial order directed large Michigan utilities to open 2.5 percent of their electric load to competition each year from 1997 to 2001, and that all Michigan electric customers would have access to a competitive market in 2002. The larger Michigan utilities continue to challenge the order. The lower courts have upheld the MPSC's authority to implement retail competition and a final decision by the state supreme court is expected in 1999. The smaller Michigan utilities, including NSP-Wisconsin, have continued their settlement discussions with the MPSC to allow full retail customer choice on January 1, 2002.

      In December 1998, Koch Refining Company (Koch), one of NSP's largest retail electric customers, announced that it had arranged for NSP to purchase a 10 year electric supply contract from EnPower Services Inc. to serve the refinery needs beginning in October 2000. A 1996 Minnesota statute allowed Koch to seek electric capacity and energy from suppliers other than NSP. This supply arrangement for Koch is not expected to have a material impact on NSP. Koch will continue to purchase electric transmission and distribution services from NSP.

      NSP has proposed to fill future needs for new generation through competitive bid solicitations. The use of competitive bidding to select future generation sources allows NSP to take advantage of the developing competition in this sector of the industry. NSP's proposal, which has been approved by the MPUC, allows NRG and NSP's generation business unit to bid in response to company solicitations for proposals. The PSCW also allows this process through the granting of waivers.

      NSP plans to continue to be a low-cost supplier of electricity and an active participant in the more competitive market for electricity expected in the future. NSP will continue to work with regulators to complete the tariff and infrastructure that will support a competitive electric environment. NSP is positioning itself for the competitive environment by offering: value-added services tied to our core businesses; creative partnership solutions with strategic customers, including communities; competitive pricing alternatives; improved reliability and customer service; metering automation; centralization of common services: and aggressive cost management. In addition, NSP will compete to provide service outside its traditional service area. This process has begun via NSP's Energy Marketing division, and its NRG and EMI subsidiaries.

INDEPENDENT TRANSMISSION COMPANY (ITC)

      In April 1998, NSP announced its intention to divest its electric transmission business to form an independent company unaffiliated with the rest of its utility operations.

      Also in April 1998, the 1997 Wisconsin Act 204 became law. Act 204 includes provisions that require a public utility to relinquish control of its transmission facilities.

      See Management's Discussion and Analysis under Item 7 for discussion of these issues.

INDEPENDENT NUCLEAR GENERATING COMPANY

      In February 1999, NSP, Wisconsin Electric Power Co. and Wisconsin Public Service formalized a cooperative nuclear alliance by establishing a nuclear management company. The fourth member of the alliance, Alliant Energy, is seeking approval from the SEC to join the company at a later date. See further discussion in Management's Discussion and Analysis under Item 7.

TECHNOLOGICAL IMPROVEMENTS

      To improve customer service, increase productivity and respond to the changing needs of both the electric and gas markets, NSP has made, or is in the process of making, several major technological improvements.

      In 1996, NSP-Minnesota implemented a new customer service system that supports customer information and billing.

      In 1996, NSP implemented a feeder management system to monitor, control and communicate with its electric distribution system. It allows NSP to perform engineering studies quickly and restore lost service faster. It also assists NSP in increasing the utilization of its facilities and avoiding damaging equipment. This system is interfaced with a new energy management system, which controls NSP's electric transmission, distribution and generation facilities. The system became fully operational in 1997.

      In 1997, NSP began implementing a new geographic information system (GIS). GIS is a design and automated mapping tool providing a single system for updating maps of gas and electric facilities. Current and accurate information will be available on-line. NSP expects to complete implementation in 1999.

      Also in 1997, NSP began installing a wireless automated meter reading system that will allow NSP to remotely read customer meters in the Minneapolis - St. Paul metro area, which will minimize estimated customer bills. More than 1 million electric and gas meters are expected to be automated by the year 2000. As part of the project, NSP has contracted with an affiliate of CellNet Data Systems, Inc. (CellNet), which owns the technology. CellNet will own and operate a communication network that can provide daily meter readings to NSP for automated electric and gas meters.

      NSP is also making system modifications to address the Year 2000 (Y2K) issue. See Management's Discussion and Analysis under Item 7, for further discussion of Y2K.

CAPABILITY AND DEMAND

      NSP's 1998 maximum demand of 7,660 MW occurred on July 14, 1998. Resources available at that time included 7,149 MW of company-owned capability and 1,871 MW of purchased capability, net of contracted sales. To avoid the Mid-Continent Area Power Pool's (MAPP) penalty for reserve margin shortfalls and to be prepared for weather uncertainty at the lowest overall cost, NSP carried a reserve margin for 1998 of 18.1 percent. The minimum reserve margin requirement, which is determined by the members of the MAPP, including NSP, is 15 percent.

      Assuming normal weather, NSP expects its 1999 summer electric peak demand to be 7,623 MW. NSP expects to meet its summer peak and the MAPP reserve requirements through a combination of internal generation and purchases.

      See Note 14 of Notes to Financial Statements under Item 8 for more discussion of power agreement commitments.

      NSP, in conjunction with Dairyland Power Cooperative, proposes to construct, operate and maintain 230- and 115-kilovolt (KV) transmission lines and substations to improve and maintain electric service to northwestern Wisconsin and eastern Minnesota. There is a need for additional electrical service to eastern Minnesota and a critical need to construct facilities to prevent potential blackouts in northwestern Wisconsin. The major issue is the location and aesthetics of crossing the St. Croix River, which is a designated National Scenic Riverway. State agencies in Minnesota and Wisconsin are expected to issue decisions on the proposal by mid-1999. Assuming regulatory approvals, the companies expect the project to be in service by 2003.

      NSP filed its most recent electric resource plan with the MPUC in January 1998, for the period 1998 to 2012. The plan shows how NSP intends to meet the energy needs of its electric customers and includes an approximate schedule of the timing of resource solicitation to meet such needs. The plan contains conservation programs to reduce NSP's peak demand and conserve overall electricity use, an approximate schedule of power purchase solicitations to meet increasing demand, and programs and plans to maintain the reliable operation of existing resources. In summary, the plan:

- Forecasts 1.7 percent annual growth in NSP's energy and peak demand requirements.
-   Outlines NSP's demand side management and conservation programs.
-   Shows a need for 140 MW of new capacity in 2003.
-   Shows a need for 2,400 MW of new capacity by 2012.
- Describes the programs for achieving the mandated renewable energy sources of 425 MW of wind and 125 MW of biomass.
- Updates the MPUC on the status of spent nuclear fuel at the Prairie Island plant and describes how it can continue to operate until the year 2007 with the number of casks that have been authorized.

      The resource plan proposes to satisfy NSP resource needs through a combination of the following energy source options:

-   Continued operation of existing generation facilities.
- Demand reduction of an additional 1,080 MW by 2012 through conservation and load management.
-   425 MW of wind energy and 125 MW of biomass energy under contract by 2002.
- Acquisition, by competitive bidding, of competitively priced resources to meet changing needs.

      In January 1999, the MPUC voted to approve most aspects of the resource plan. However, the MPUC voted to require NSP to acquire an additional 400 MW of wind generation by 2012; however, this order is subject to further MPUC consideration.

      Minnesota utilities are required under a 1993 Minnesota law to use values established by the MPUC, which assign a range of environmental costs for each method of electricity generation that is not a part of the price of electricity, when evaluating and selecting generation resource options. These values are known as environmental externalities. The high end of the range of externality values ordered by the MPUC add about 0.55 cents per kilowatt hour (KWH) to a typical new coal plant and about 0.15 cents per KWH to a natural gas fired plant. The carbon dioxide value comprises about 60 percent to 80 percent of these amounts

      NSP continues to implement various DSM programs designed to improve load factor and reduce NSP's power production cost and system peak demands, thus reducing or delaying the need for additional investment in new generation and transmission facilities. NSP currently offers a broad range of DSM programs to all customer sectors, including information programs, rebate and financing programs and rate incentive programs. These programs are designed to respond to customer needs, increase the value of NSP's service and help NSP's customer base become more energy efficient and competitive. Since 1982, NSP's DSM programs have reduced system peak demand by approximately 1,209 MW, which is equivalent to 16 percent of its 1998 summer peak demand.

ENERGY SOURCES

      During 1998, 44 percent of NSP's KWH requirements were obtained from coal generation and 25 percent were obtained from nuclear generation. Purchased and interchange energy provided 27 percent, including 12 percent from Manitoba Hydro; NSP's hydro and other fuels provided the remaining 4 percent.

      The following is a summary of NSP's electric power output in millions of KWH for the past three years:

                        1998       1997       1996
                        ----       ----       ----
Thermal plants        32,902     31,896     32,657
Hydro plants             696      1,015      1,194
Purchased and
interchange           12,529     10,661      9,065
                      ------     ------    -------
    Total             46,127     43,572     42,916
                      ------     ------    -------
                      ------     ------    -------

      Many of NSP's power purchases from other utilities are coordinated through the regional power organization MAPP. The MAPP agreement provides for members to coordinate the installation and operation of generating plants and transmission line facilities. The terms and conditions of the MAPP agreement and transactions between MAPP members are subject to the jurisdiction of the FERC.

FUEL SUPPLY AND COSTS

      Coal and nuclear fuel will continue to dominate NSP's regulated utility fuel requirements for generating electricity by NSP-owned generating capacity. The actual fuel mix for 1998 and the estimated fuel mix for 1999 and 2000 are as follows:

                       Fuel Use on Btu Basis
                       ---------------------
                               (Est)      (Est)
                     1998      1999       2000
                     -----     -----      ----
Coal                  60.3%    58.8%      59.5%
Nuclear               35.0%    37.6%      37.0%
Other                  4.7%     3.6%       3.5%

      NSP normally maintains between 20 and 40 days of coal inventory, depending on the plant site. NSP has long-term contracts providing for the delivery of up to 100 percent of its 1999 coal requirements. Coal delivery may be subject to short-term interruptions or reductions due to transportation problems, weather and availability of equipment.

      Based on existing coal contracts, NSP expects more than 97 percent of the coal it burns in 1999 will have a sulfur content of less than one percent. NSP has contracts with two Montana coal suppliers (Westmoreland Resources and Big Sky Coal Company) and four Wyoming suppliers (Rochelle Coal Company, Antelope Coal Company, Black Thunder Coal Company and Jacobs Ranch Mine) for a maximum of 27 million tons of low-sulfur coal for the next two years. These arrangements are sufficient to meet approximately 100 percent of the requirements of existing coal-fired plants in 1999 and 2000.

      NSP will purchase approximately 20 percent of its coal requirements in a large active spot market if prices are more favorable than the prices contracted. NSP has options from suppliers for more than 100 million tons of coal with a sulfur content of less than 1 percent that could be available for future generating needs. The plants in the Minneapolis-St. Paul area are about 800 miles from the mines in Montana and 1,000 miles from the mines in Wyoming. Coal delivered by rail provides NSP with an economical source of fuel.

      Estimated coal requirements at NSP's major coal-fired generating plants and the coal supply for such requirements are:

                 Maximum           Amount        Contract
                  Annual         Covered by     Expiration
Plant          Requirements   Contract in 1999     Date
---------------------------------------------------------
                  (Tons)           (Tons)
Black Dog        1,000,000       1,000,000         (1)
High Bridge        800,000         800,000         (1)
Allen S. King    2,000,000       2,000,000         (1)
Riverside        1,400,000       1,400,000         (1)
Sherco           7,700,000       7,700,000         (1)
               -----------     -----------
                12,900,000      12,900,000(2)


Notes:

(1) Contract expiration dates vary between 1999 and 2005 for western coal. Spot market purchases of other western coal and other fuels will provide the remaining fuel requirements after 1999.
(2) Annual requirements are expected to range from 11.4 to 12.9 million tons.

      NSP's current fuel oil inventory is adequate to meet anticipated 1999 requirements. Additional oil may be provided through spot purchases.

      To operate NSP's nuclear generating plants, NSP secures contracts for uranium concentrates, uranium conversion, uranium enrichment and fuel fabrication. The contract strategy involves a portfolio of spot purchases and medium and long-term contracts for uranium, conversion and enrichment.

      Current contracts are flexible and cover 100 percent of uranium, conversion and enrichment requirements through the year 2000. These contracts expire at varying times between 1999 and 2005. The overlapping nature of contract commitments will allow NSP to maintain 50 percent to 100 percent coverage beyond 1999. NSP expects sufficient uranium, conversion and enrichment to be available for the total fuel requirements of its nuclear generating plants. Fuel fabrication is 100 percent committed through the year 2003 and 30 percent covered through 2010. NSP expects the unit cost of fuel to produce electricity at these nuclear facilities will be lower than the comparable cost of fuel to produce electricity with any other currently available fuel sources for the sustained operation of a generation facility. The cost of nuclear fuel, including disposal, is recovered in the customer price of the electricity sold by NSP.

      NSP's average electric fuel costs for the past three years are shown below:

                       Fuel Costs * Per Million Btu
                       ----------------------------
                       1996       1997       1998
                       ----       ----       ----
Coal**               $ 1.02     $ 1.05      $1.00
Nuclear                 .47        .47        .47
Composite All Fuels     .83        .88        .85

*     Fuel adjustment clauses enable NSP to adjust for fuel cost changes.
**    Includes refuse-derived fuel and wood.

NUCLEAR POWER PLANTS - LICENSING, OPERATION AND WASTE DISPOSAL

      NSP operates two nuclear generating plants: the Monticello plant and the Prairie Island plant. Monticello is a single unit plant with a 1999 summer capacity of 578 MW, while Prairie Island is a two unit plant with a 1999 summer capacity of 1,052 MW. Monticello began operation in 1971 and is licensed to operate until 2010. Prairie Island Units 1 and 2 began operation in 1973 and 1974 and are licensed to operate until 2013 and 2014, respectively.

      In September 1998, NSP received approval from the Nuclear Regulatory Commission for an amendment to the Monticello operating license to increase the power level as a result of improvements in technology, equipment and plant performance. This change increases Monticello's summer generating capacity from 545 MW to 578 MW, while avoiding the expense of building new generating units.

      In its most recent ratings of NSP nuclear facilities, the NRC rated the overall performance of both Prairie Island and Monticello as excellent. On a scale of 1 to 3 (1 being the highest), Monticello was rated 1.25 and Prairie Island, 1.5. These ratings of the NRC's Systematic Assessment of Licensee Performance (SALP) place the plants in the top quartile of the 18 plants located in the Midwest.

      Prairie Island and Monticello currently hold the Institute of Nuclear Power Operations' (INPO) top rating for plant operations and training. In addition, INPO has awarded both of the plants the INPO Excellence Award, the result of a rigorous peer review process that recognizes plants with the highest levels of excellence in operational safety and reliability and no significant weaknesses.

      NSP previously operated the Pathfinder plant near Sioux Falls, South Dakota, as a nuclear plant from 1964 until 1967, after which it was converted to an oil and gas-fired peaking plant. The nuclear portions were placed in a safe storage condition in 1971. Most of the plant's nuclear material, which was contained in the reactor building and fuel handling building, was removed during 1991. A few millicuries of residual contamination remain at the operating plant site.

      Nuclear power plant operation produces gaseous, liquid and solid radioactive wastes. The discharge and handling of such wastes are controlled by federal regulation. For commercial nuclear power plants, high-level radioactive waste includes used nuclear fuel. Low-level radioactive wastes are produced from other activities at a nuclear plant. They consist principally of demineralizer resins, paper, protective clothing, rags, tools and equipment that has become contaminated through use in the plant.

      A 1980 federal law places responsibility on each state for disposal of its low-level radioactive waste. Low-level radioactive waste from NSP's Monticello and Prairie Island nuclear plants is currently disposed of at the Barnwell facility, located in South Carolina (all classes of low-level waste), and the Clive facility, located in Utah (class A low-level waste only). Chem Nuclear is the owner and operator of the Barnwell facility, which has been given authorization by South Carolina to accept low-level radioactive waste from out of state. Enrvirocare, Inc. operates the Clive facility. NSP and Barnwell currently operate under an annual contract, while NSP uses the Envirocare facility through various low-level waste processors. NSP has low-level storage capacity available at Prairie Island and Monticello that would allow both plants to continue to operate until the end of their licensed life, if low-level disposal facilities were no longer available to NSP.

      The federal government has the responsibility to dispose of, or permanently store, domestic spent nuclear fuel and other high-level radioactive wastes. The Nuclear Waste Policy Act of 1982 requires the Department of Energy
(DOE) to implement a program for nuclear waste management, including the siting, licensing, construction and operation of a repository for domestically produced spent nuclear fuel from civilian nuclear power reactors and other high-level radioactive wastes at a permanent storage or disposal facility by

1998. None of NSP's spent nuclear fuel has been accepted by the DOE for disposal. See Item 3 - Legal Proceedings and Note 13 to the Financial Statements under Item 8 for further discussion of this matter.

      NSP, with regulatory and legislative approval, has been providing on-site storage at its Monticello and Prairie Island nuclear plants. In 1979, NSP began expanding the used nuclear fuel storage facilities at its Monticello plant by replacement of the racks in the storage pool. In 1987, NSP completed the shipment of 1,058 used fuel assemblies from the Monticello plant to a General Electric storage facility in Morris, Ill. As a result, the Monticello plant does not expect to run out of pool storage capacity prior to the end of its current operating license in 2010.

      The Prairie Island spent fuel pool has undergone two storage rack replacements. The on-site storage pool for spent nuclear fuel at Prairie Island was nearly filled prior to a scheduled refueling in June 1995, and adequate space for a subsequent refueling was no longer available. In anticipation of this, NSP, in 1989, proposed construction of a temporary on-site dry cask storage facility for spent nuclear fuel at Prairie Island. In May 1994, the Governor of Minnesota signed into law a bill authorizing NSP to install 17 spent fuel casks at Prairie Island. NSP has determined 17 casks will allow facility operation until 2007. NSP executed an agreement with the Governor concerning the renewable energy and alternative siting commitments contained in the law. The law authorized immediate installation of the first increment of five casks. The second increment of four casks was authorized in October 1996 by the MEQB.

      In 1998, NSP took steps to fulfill its wind and biomass resource commitments. Other commitments resulting from the legislation include a discount for low-income electric customers, additional conservation improvement expenditures and various study and reporting requirements to a legislative electric energy task force. The MEQB terminated an alternative siting process, which was one of the legislative requirements. NSP has implemented programs to meet the legislative commitments.

      The final increment of eight casks is available unless prior to June 1, 1999, the Legislature specifically revokes the authorization for the final eight casks. As of January 1999, seven storage casks are loaded and stored on the Prairie Island nuclear generating plant site.

      To address the issue of temporary storage of spent nuclear fuel until the DOE provides for permanent storage or disposal, NSP is leading a consortium of private parties to establish a private facility for interim storage of spent nuclear fuel. In June 1997, the Private Fuel Storage LLC (PFS) filed a license application with the NRC for a national temporary storage site for spent nuclear fuel. The PFS will undertake the development, licensing, construction and operation of a storage facility on the Skull Valley Indian Reservation in Utah. The NRC review process could take up to three years and will consist of formal evidentiary hearings and opportunity for public input. Storage cask certification efforts are continuing with the two vendors on track to meet the project goals. The interim used fuel storage facility could be operational and able to accept the first shipment of spent nuclear fuel by 2003. However, due to uncertainty regarding pending regulatory and governmental approvals, it is possible that this interim storage may be delayed or not available at all.

      The NRC has issued a number of regulations, bulletins and orders that require analyses, modification and additional equipment at commercial nuclear power plants. The NRC is engaged in various ongoing studies and rulemaking activities that may impose additional requirements upon commercial nuclear power plants. Management is unable to predict any new requirements or their impact on NSP's facilities and operations.

      For further discussion of nuclear issues, see Note 13 and Note 14 to the Financial Statements under Item 8.

ELECTRIC OPERATING STATISTICS

      The following table summarizes the revenues, sales and customers from NSP's electric transmission and distribution business:

                                                 1998            1997           1996           1995            1994
                                                 ----            ----           ----           ----            ----
REVENUES (THOUSANDS)
   Residential                             $  774 803      $  739 684     $  727 145     $  735 743      $  683 783
   Small commercial and industrial            389 744         379 848        376 797        362 521         351 287
   Medium commercial and industrial           466 352         433 526        401 137        399 259             *
   Large commercial and industrial            483 595         468 404        450 811        448 226         824 195
   Streetlighting and other                    31 054          30 826         30 033         29 162          28 936
                                           ----------      ----------     ----------     ----------      ----------
    Total retail                            2 145 548       2 052 288      1 985 923      1 974 911       1 888 201
   Sales for resale                           149 707         107 464         98 961        133 961         146 239
   Transmission and other                      67 096          58 798         42 529         33 898          32 204
                                           ----------      ----------     ----------     ----------      ----------
     Total                                 $2 362 351      $2 218 550     $2 127 413     $2 142 770      $2 066 644
                                           ----------      ----------     ----------     ----------      ----------
                                           ----------      ----------     ----------     ----------      ----------

SALES (MILLIONS OF KILOWATT-HOURS)
   Residential                                 10 127           9 791          9 847          9 956           9 303
   Small commercial and industrial              5 999           5 907          6 091          5 763           5 585
   Medium commercial and industrial             8 801           8 263          7 470          7 511             *
   Large commercial and industrial             11 277          11 059         11 089         10 941          17 874
   Streetlighting and other                       327             335            336            329             334
                                           ----------      ----------     ----------     ----------      ----------
    Total retail                               36 531          35 355         34 833         34 500          33 096
   Sales for resale                             6 304           4 658          4 929          6 500           6 733
                                           ----------      ----------     ----------     ----------      ----------
     Total                                     42 835          40 013         39 762         41 000          39 829
                                           ----------      ----------     ----------     ----------      ----------
                                           ----------      ----------     ----------     ----------      ----------

CUSTOMER ACCOUNTS (AT DEC. 31) **
   Residential                              1 287 080       1 273 161      1 252 476      1 238 576       1 222 628
   Small commercial and industrial            155 536         150 103        149 134        144 774         142 858
   Medium commercial and industrial             9 510           9 142          7 962          7 906             *
   Large commercial and industrial                727             695            669            652           8 172
   Streetlighting and other                     6 243           6 276          5 030          4 883           4 836
                                           ----------      ----------     ----------     ----------      ----------
    Total retail                            1 459 096       1 439 377      1 415 271      1 396 791       1 378 494
   Sales for resale                                78              59             54             67              70
                                           ----------      ----------     ----------     ----------      ----------
     Total                                  1 459 174       1 439 436      1 415 325      1 396 858       1 378 564
                                           ----------      ----------     ----------     ----------      ----------
                                           ----------      ----------     ----------     ----------      ----------

* Beginning in 1995, the commercial and industrial customer class was segmented into small (less than 100 KW in demand per year), medium (100 KW up to 1,000
   KW) and large (1,000 KW or more). The medium group, which is an estimate, was reported as large prior to 1995.

** Customers' accounts for 1996, 1997 and 1998 may not be fully comparable to prior years due to differences in meter accumulation in a new billing system implemented in 1996.

GAS UTILITY OPERATIONS

COMPETITION/REGULATION

      NSP provides retail gas service in the eastern portions of the Twin Cities metropolitan area, portions of eastern North Dakota and northwestern Minnesota, and other regional centers in Minnesota (Faribault, St. Cloud and Winona), along with the cities of Page, Carefree, North Phoenix, North Scottsdale and Cave Creek in Arizona and the cities of Eau Claire, LaCrosse, Ashland and New Richmond in Wisconsin.

      During 1992 and 1993, the FERC issued a series of orders (together called Order No. 636) that addressed interstate natural gas pipeline restructuring. This restructuring required all interstate pipelines to unbundle each of the services they provide: sales, transportation, storage and ancillary services. The implementation of Order No. 636 applies additional competitive pressure on all local distribution companies, (LDCs) including NSP, to keep gas supply and transmission prices for their large customers competitive. Customers have expanded ability to buy gas directly from suppliers and arrange pipeline and LDC transportation service. NSP has provided unbundled transportation service since 1987. Transportation service does not currently have an adverse effect on earnings because NSP's sales and transportation rates have been designed to make NSP economically indifferent to sales or transportation of gas. However, some transportation customers may have greater opportunities or incentives to physically bypass the LDC distribution system. NSP has arranged its gas supply and transportation portfolio in the event it may be required to terminate its retail merchant sales function.

      Order No. 636 allows interstate pipelines to negotiate with customers to recover up to 100 percent of prudently incurred transition costs attributable to Order 636 restructuring.

      NSP's primary gas supplier, Northern Natural Gas Company (Northern), was allowed to recover certain transition costs as a result of Order No. 636 restructuring. NSP paid approximately $13 million of Northern's transition costs, spread over a period of approximately five years, which ended Oct. 31, 1998. NSP's regulatory commissions have approved recovery of restructuring charges in retail gas rates. NSP has no significant Order No. 636 transition cost responsibilities to its other pipeline suppliers.

      In response to the additional competitive pressures as a result of Order No. 636, NSP has aggressively pursued alternative pricing strategies and service enhancements to provide additional value to customers.

      In 1996, NSP-Minnesota filed a negotiated transportation service tariff with the MPUC. The tariff, approved in March 1997, provides additional flexibility in discounting gas rates for customers considering a bypass of NSP's system.

      In 1997, the MPUC approved NSP-Minnesota's proposal for a predictable commodity price service (PCPS) rider, which would allow firm gas commercial and industrial customers a choice to purchase firm fixed price gas supplies rather than gas supplies whose price changes monthly through the PGA clause. The PCPS will be offered as a two-year pilot program to determine the extent of interest in the Minnesota service territory. The program began in January 1998.

BUSINESS GROWTH

      NSP's gas utility customer base grew by approximately 22,000 customers during 1998. In addition to exploring new growth opportunities, NSP is also focusing on conversion of potential customers who are located near NSP's gas mains, but are not connected to the service.

      In July 1998, NSP-Minnesota completed its merger with BMG, located in Cave Creek, Arizona. BMG is a natural gas and propane distribution company with natural gas operations in Cave Creek, Carefree, North Phoenix and North Scottsdale, and propane operations in Page, Ariz. BMG currently serves about 6,500 customers and had 1998 annual revenue of approximately $6 million. Also in July 1998, NSP-Wisconsin completed its merger with Natural Gas Inc. (NGI) of New Richmond, Wis. NGI, a privately owned natural gas utility, serves 1,900 natural gas customers and had annual revenue of approximately $2.3 million in 1998. Both of these mergers were structured as tax-free reorganizations for income tax purposes and were accounted for using the pooling of interests method. Prior period financial statements have not been restated due to immateriality.

      In January 1999, NSP filed for MPUC, ACC and NDPSC approval to transfer the BMG operations into a wholly owned subsidiary of NSP. NSP believes this structure will provide more efficient management and regulation, and will comply with the Public Utility Holding Company Act (PUHCA).

      NSP-Minnesota's gas operation maintains a nonutility service that sells service contracts on a variety of home appliances. Working in partnership with local independent service contractors, NSP Advantage Service offers 24-hour appliance repair service. This service is offered to individuals within NSP-Minnesota's service territory.

STANDARDS

      In July 1996, FERC adopted new rules that adopt by reference 140 standard natural gas business practices approved by the Gas Industry Standards Board
(GISB). GISB is the independent standards organization of the natural gas industry. The new rules and standards apply to interstate gas pipelines such as Viking, and are intended to simplify transportation of natural gas across the interstate gas pipeline grid. However, NSP's retail natural gas operations must change their information systems and operations to comply with the pipeline changes. The new FERC rules went into effect in the second quarter of 1997. GISB and FERC continue to revise the standards periodically, requiring incremental expenditures by Viking and NSP.

      In January 1997, the PSCW adopted standards of conduct for natural gas LDCs serving Wisconsin consumers. The standards are similar to, but much more extensive than, the standards of conduct imposed by FERC. The PSCW standards require separation of the LDC delivery function from any affiliate that engages in gas functions and impose extensive reporting and other administrative requirements. NSP-Wisconsin filed its compliance plan in February 1997.

      In 1998, the MPUC voted to establish a work group to develop a work plan for unbundling retail gas services. The MPUC ordered the work group to submit its report by June 1999.

      The SDPUC and NDPSC also initiated dockets in 1996 to examine whether to adopt standards of conduct for natural gas LDCs serving the two states. The rulemaking could create precedent for future rules affecting NSP's retail electric operations.

CAPABILITY AND DEMAND

      NSP categorizes its gas supply requirements as firm (primarily for space heating customers) or interruptible (commercial/industrial customers with an alternate energy supply). NSP's maximum daily sendout (firm and interruptible) of 710,831 mmBtu for 1998 occurred on Jan. 10, 1998.

      NSP purchases gas from independent suppliers. The gas is delivered under gas transportation agreements with interstate pipelines. These agreements provide for firm deliverable pipeline capacity of approximately 596,400 mmBtu/day. In addition, NSP has contracted with providers of underground natural gas storage services. Using storage reduces the need for firm pipeline capacity. These storage agreements provide NSP storage for approximately 19 percent of annual and 30 percent of peak daily firm requirements. NSP also owns and operates two LNG plants with a storage capacity of 2.53 Bcf equivalent and four propane-air plants with a storage capacity of 1.42 Bcf equivalent to help meet the peak requirements of its firm residential, commercial and industrial customers. These peak-shaving facilities have production capacity equivalent to 245,400 Mcf of natural gas per day, or approximately 33 percent of peak day firm requirements. NSP's LNG and propane-air plants provide a cost-effective alternative to annual fixed pipeline transportation charges to meet the peaks caused by firm space heating demand on extremely cold winter days and can be used to minimize daily imbalance fees on interstate pipelines.

      Gas utilities in Minnesota are required to file for a change in gas supply contract levels to meet peak demand, to redistribute demand costs among classes, or exchange one form of demand for another. NSP-Minnesota filed in August 1998 to increase its demand entitlements due to projected increases in firm customer count, to decrease the Minnesota jurisdictional allocation of total demand entitlements, effective Nov. 1, 1998, and to recover the demand entitlement costs associated with the increase in transportation and storage levels in its monthly PGAs. In March 1999, the MPUC approved NSP's 1998-99 entitlement levels.

GAS SUPPLY AND COSTS

      NSP's natural gas supply commitments have been unbundled from its gas transportation and storage commitments. NSP's gas utility actively seeks gas supply, transportation and storage alternatives to yield a diversified portfolio that provides increased flexibility, decreased interruption and financial risk, and economical rates. This diversification involves numerous domestic and Canadian supply sources, with varied contract lengths. NSP has firm gas transportation contracts with the following pipelines. Approximately 82 percent of NSP's retail gas customers are served from the Northern pipeline system. The contracts expire in various years from 1999 through 2013:

Northern           Northern Border Pipeline Company
Williston Basin    ANR Pipeline Company
Viking             TransCanada Gas Pipeline Ltd.
Great Lakes        El Paso Natural Gas Pipeline

      The agreements with Great Lakes, Northern Border, ANR and TransCanada provide for firm transportation service upstream of Northern and Viking, allowing competition among suppliers at supply pooling points and minimizing commodity gas costs.

      In addition to these fixed transportation charge obligations, NSP has entered into firm gas supply agreements that provide for the payment of monthly or annual reservation charges irrespective of the volume of gas purchased. The total annual obligation is approximately $16.1 million. These agreements are beneficial because they allow NSP to purchase the gas commodity at a high load factor at rates below the prevailing market price reducing the total cost per mmBtu.

      NSP has certain gas supply and transportation agreements that include obligations for the purchase and/or delivery of specified volumes of gas or to make payments in lieu of. At Dec. 31, 1998, NSP was committed to approximately $266.2 million in such obligations under these contracts, which range from the years 1999-2013. NSP has negotiated market out clauses in its new supply agreements, which reduce NSP's purchase obligations if NSP no longer provides merchant gas service.

      NSP purchases firm gas supply from approximately 30 domestic and Canadian suppliers under contracts with durations of one year to 10 years. NSP purchases no more than 20 percent of its total daily supply from any single supplier. This diversity of suppliers and contract lengths allows NSP to maintain competition from suppliers and minimize supply costs. NSP's objective is to be able to terminate its retail merchant sales function, if necessary to remain competitive in the marketplace or if mandated by regulatory agencies, with minimal cost to NSP.

      The following table summarizes the average cost per mmBtu of gas purchased for resale by NSP's regulated retail gas distribution business, which excludes Viking and EMI:

             NSP-Minnesota         NSP-Wisconsin
             -------------         -------------
1994             $2.59                $3.13
1995             $2.29                $2.78
1996             $2.88                $2.93
1997             $3.33                $3.22
1998             $2.87                $2.96

      The cost of gas supply, transportation service and storage service is recovered through the PGA cost recovery adjustment mechanism. The average cost of gas and propane held in inventory for the latest test year is allowed in rate base by the MPUC and the PSCW.

      Purchases of gas supply or services by NSP-Minnesota from NSP-Wisconsin, its Viking pipeline affiliate and its EMI gas marketing affiliate are subject to approval by the MPUC. The MPUC has approved all NSP-Minnesota's transportation contracts with Viking.

VIKING GAS TRANSMISSION COMPANY

      In June 1993, NSP acquired 100 percent of the stock of Viking from Tenneco Gas. Viking owns and operates a 500-mile interstate natural gas pipeline serving portions of Minnesota, Wisconsin and North Dakota, with a capacity of approximately 480 million cubic feet per day. The Viking pipeline currently serves 10 percent of NSP's gas distribution system needs. Viking operates exclusively as a transporter of natural gas for third-party shippers under authority granted by the FERC. In addition to revenue derived from FERC-approved rates, Viking is receiving intercompany revenues from NSP-Minnesota for its jurisdictional allocations of the acquisition adjustment paid by NSP (in excess of Tenneco's pipeline carrying value) to acquire Viking. NSP-Minnesota is not currently recovering this cost in retail gas rates in Minnesota, but is recovering this cost in North Dakota. NSP-Wisconsin recovered a portion of the cost in its retail gas rates through 1998.

      As a natural gas pipeline, Viking is subject to FERC standards of conduct in its transactions with NSP-Minnesota, NSP-Wisconsin and EMI. Viking must transact with EMI and NSP on a non-discriminatory basis and certain restrictions are imposed on the retail gas operations of NSP-Minnesota and NSP-Wisconsin.

      In 1997, Viking, in partnership with TransCanada PipeLines, Ltd. (TransCanada) and NICOR, Inc. (NICOR), formed Viking Voyageur Gas Transmission Company LLC (Voyageur), with 40 percent owned by Viking, 40 percent by TransCanada and 20 percent by NICOR. The purpose of the Voyageur project was to install a new 773-mile pipeline parallel to the existing Viking pipeline and extending into the Chicago area. The proposed pipeline was intended to transport natural gas to markets in Minnesota, Wisconsin, North Dakota and Illinois. The anticipated project cost was approximately $1.2 billion.

      The Voyageur project did not receive the necessary shipper support to make the project viable. In April 1998, Viking withdrew from the proposed Voyageur pipeline project and wrote off $1.4 million in costs related to the Voyageur project. Viking has eliminated all liabilities to the partnership from its balance sheet. Viking continues to negotiate the final termination of its involvement in the partnership and cannot determine if any additional costs will be incurred related to the Voyageur project.

      In June 1998, Viking filed a rate case with the FERC. See Management's Discussion and Analysis under Item 7 for discussion.

      In September 1998, Viking filed an application with the FERC to expand its transmission system in northwestern and central Minnesota by installing 45 miles of 24-inch pipeline during 1999. The proposed $21 million expansion is a result of customers' requests and would create an additional 28,200 dekatherms per day of winter capacity. If approved, construction could begin in the summer of 1999, with the pipeline placed in service during the fourth quarter of 1999.

      In March 1999, Viking, WICOR and CMS Energy Corp. announced plans to build an interstate natural gas pipeline to serve the growing needs of northern Illinois and southeastern Wisconsin markets. The three energy companies will each hold an equal share of the proposed pipeline. The project, called the Guardian Pipeline, will transport natural gas from a hub near Joliet, Ill. to the Watertown, Wis., area. The 147-mile pipeline is projected to initially carry about 750 million cubic feet of natural gas per day, and depending on market conditions, can be expanded to 1.1 billion cubic feet per day. The total cost of the project is estimated to be $230 million.

--------------------------------------------------------------------------------
GAS OPERATING STATISTICS

      The following table summarizes the revenue, sales and customers from NSP's regulated gas businesses:

                                               1998           1997            1996           1995           1994
                                               ----           ----            ----           ----           ----
REVENUE (THOUSANDS)
   Residential                             $226 936       $253 065        $267 130       $215 543        $207 506
   Commercial and industrial
    Firm                                    124 099        144 539         146 145        119 863        120 912
    Interruptible                            61 050         79 135          63 585         48 646         49 384
   Other                                        144             34             153          1 686          3 688
                                           --------       --------        --------       --------       --------
    Total Retail                            412 199        476 773         477 013        385 738        381 490
   Interstate transmission (Viking)          23 375         19 809          17 553         16 328         16 307
   Agency, transportation and
    off-system sales                         23 792         21 287          34 662         26 122         24 338
   Elimination of Viking sales to NSP       (2 543)        (2 673)         (2 435)        (2 374)        (2 232)
                                           --------       --------        --------       --------       --------
     Total                                 $456 823       $515 196        $526 793       $425 814       $419 903
                                           --------       --------        --------       --------       --------
                                           --------       --------        --------       --------       --------


SALES (THOUSANDS OF MMBTU)
   Residential                               37 522         42 428          48 149         42 294         38 750
   Commercial and industrial
    Firm                                     24 410         28 880          31 748         28 275         27 342
    Interruptible                            23 201         25 898          23 210         22 408         19 373
   Other                                         48             33             394            772            212
                                           --------       --------        --------       --------       --------
     Total retail                            85 181         97 239         103 501         93 749         85 677
                                           --------       --------        --------       --------       --------
                                           --------       --------        --------       --------       --------

OTHER GAS DELIVERED (THOUSANDS OF MMBTU)
   Interstate transmission (Viking)         168 187        166 588         161 972        152 952        147 919
   Agency, transportation and
    off-system sales                         15 609         11 701          17 535         19 679         13 466
   Elimination of Viking sales to NSP      (14 563)       (17 145)        (19 311)       (20 440)       (16 845)
                                           --------       --------        --------       --------       --------
     Total other gas delivered              169 233        161 144         160 196        152 191        144 540
                                           --------       --------        --------       --------       --------
                                           --------       --------        --------       --------       --------

CUSTOMER ACCOUNTS (AT DEC. 31)*
   Residential                              430 240        410 773         398 723        386 007        370 734
   Commercial and industrial                 44 523         41 905          40 244         38 575         37 140
                                           --------       --------        --------       --------       --------
     Total retail                           474 763        452 678         438 967        424 582        407 874
   Other gas delivered                           58             36              30             62             18
                                           --------       --------        --------       --------       --------
     Total                                  474 821        452 714         438 997       424 644         407 892
                                           --------       --------        --------       --------       --------
                                           --------       --------        --------       --------       --------

* Customer accounts for 1996, 1997 and 1998 may not be fully comparable to prior years due to differences in meter accumulation in a new billing system implemented in 1996.
--------------------------------------------------------------------------------

NONREGULATED SUBSIDIARIES

NRG ENERGY, INC.

      NRG develops, builds, acquires, owns and operates several nonregulated, energy-related businesses. It was incorporated in 1992 and assumed ownership of the assets of NRG Group, Inc. In 1997, NRG filed an S-1 registration statement with the SEC. The following summary describes NRG's most significant projects. Additional information is included in Item 1 of NRG's 1998 Form 10-K, which is incorporated by reference via Exhibit 99.02.

      NRG intends to continue to grow through a combination of acquisitions and development of power generation, thermal energy production, transmission facilities and related assets in the United States and abroad. In the United States, NRG's near-term focus will be primarily on the acquisition of existing power generation capacity and thermal energy production and transmission facilities, particularly in situations in which its expertise can be applied to improve the operating and financial performance of the facilities. In the international market, NRG will continue to pursue development and acquisition opportunities in those countries in which it believes the legal, political and economic environment is conducive to foreign investment.

      NRG conducts business domestically and internationally through various subsidiaries, including: NRG International, Inc.; NEO Corporation; NRG Energy Center, Inc; NRG Operating Services, Inc.; and other businesses and affiliates.

--------------------------------------------------------------------------------
OPERATING BUSINESSES - EQUITY INVESTMENTS

The majority of NRG's energy business holdings are in the form of less-than-majority investments in jointly owned power projects. The following table summarizes NRG's significant equity investments operating at Dec. 31, 1998:

                                                   Total               NRG      MW-
Generation Projects Operating          Location       MW         Ownership   Equity    Operator
----------------------------------------------------------------------------------------------------------------------
Gladstone Power Station               Australia     1680            37.50%      630    NRG
Loy Yang                              Australia     2000            25.37%      507    NRG/CMS Generation
Pacific Generation Company           USA/Canada     1093     3.70%-100.00%      174    Various/AES
Schkopau Power Station (1)              Germany      960            20.95%      200    Preussen Elektra Kraftwerk A.G.
Cogeneration of America  (2)    New Jersey, USA      576            45.21%      213    NRG
COBEE                                   Bolivia      188            48.30%       91    COBEE
MIBRAG mbH                              Germany      233            33.33%       78    MIBRAG
Energy Development Limited            Australia      262            33.97%       89    Energy Development Limited
Scudder Latin American Power
  Projects (Scudder) (3)          Latin America      748            25.00%       45    Stewart & Stevenson/Wartsila
Long Beach Generating           California, USA      530            50.00%      265    Southern California Edison
El Segundo Generating           California, USA     1020            50.00%      510    Southern California Edison


(1)  Through a lease agreement, NRG has ownership of 200 MW.
(2) Cogeneration of America owns various percentages of projects (33.33%-100%), making NRG's share of ownership 213 MW.
(3) Scudder owns various percentages of projects (13.1%-35.12%), making NRG's share of ownership 45 MW.

--------------------------------------------------------------------------------

OPERATING BUSINESSES - WHOLLY OWNED

      NRG participates in several energy businesses that are managed as a thermal business group. The Minneapolis Energy Center (MEC) currently provides 91 customers with 1.6 billion pounds of steam per year and 37 customers with
43.5 million ton hours of chilled water per year. NRG acquired MEC in 1993 for approximately $110 million. The MEC plants have a combined steam capacity of 1,323 mmBtus per hour and cooling capacity of 35,550 tons per hour.

      In addition, NRG owns and operates three steam lines in Minnesota that provide steam from NSP's power plants to the Rock-Tenn Company, the Andersen Corporation and the Minnesota Correctional Facility. In 1997, NRG purchased San Diego Power and Cooling (SDPC), serving 13 major customers. SDPC cooling capacity is 5,250 tons per hour.

      NRG operates two refuse-derived fuel (RDF) processing plants and an ash disposal site in Minnesota. The ownership of one plant was transferred by NSP to NRG at the end of 1993. NRG manages the operation of the other RDF plant, of which NSP owns 85 percent, and the ash disposal site. NSP pays NRG a fee to manage its RDF facility under an operation and maintenance agreement approved by the MPUC. The RDF plants can each process more than 1,500 tons of municipal solid waste per day, which is burned at two NSP power plants and at a power plant owned by United Power Association.

      NRG also owns 204 MW of thermal energy production through several additional wholly owned subsidiaries operating in Minnesota and North Dakota.

      NEO is a wholly owned project subsidiary of NRG that was formed to develop small power generation facilities, ranging in size from 1 to 50 MW, in the United States. NEO is currently focusing on the development and acquisition of landfill gas projects and the acquisition of hydroelectric projects. NEO expects the total capacity of its portfolio to reach 100 MW in 1999. An important factor in the after-tax return of the landfill gas projects is the eligibility of these projects for Section 29 tax credits. The Section 29 tax credit is available only to projects that produce qualified fuels. Landfill gas is a qualified fuel for purposes of the Section 29 credit. To qualify for the credit, the facility for producing gas must have been placed in service no later than June 30, 1998.

NEW BUSINESS DEVELOPMENT

      NRG is pursuing several energy-related investment opportunities, including those discussed below, and continues to evaluate other opportunities as they arise. Potential capital requirements for these opportunities are discussed in the Management's Discussion and Analysis under Item 7.

      In October 1998, NRG agreed to purchase the Somerset power station for approximately $55 million from Eastern Utilities Association. The Somerset station, located in Somerset, Mass., includes two coal-fired generating facilities with a total capacity of 181 MW and two aeroderivative combustion turbine peaking units with a total capacity of 48 MW. A total of 69 MW of capacity is on deactivated reserve. NRG will hold a 100 percent interest in the project and will own, operate and maintain the units. The project's financial close is expected to occur in the first quarter of 1999, but is contingent on regulatory approval and consents from a number of government and private parties.

      In December 1998, NRG and Dynegy reached agreement to purchase 1,218 MW of power generation facilities (located near Carlsbad and San Diego, Calif.) for $356 million from San Diego Gas & Electric Company. NRG and Dynegy will each own a 50 percent interest in the assets. The transaction is scheduled to close during the second quarter of 1999, pending regulatory approval.

      In December 1998, NRG reached agreement to purchase two coal-fired plants, located near Buffalo, New York, with a combined summer capacity of 1,360 MW, from Niagara Mohawk Power Corp. for $355 million. The acquisition is expected to close in the second quarter of 1999, pending regulatory approvals.

      In January 1999, NRG reached agreement to purchase the Arthur Kill generating station and the Astoria gas turbine site for $505 million from Consolidated Edison Company. These facilities, which are located in New York, have a combined summer capacity rating of 1,456 MW. The acquisition is expected in the second quarter of 1999, pending regulatory approvals.

      NRG, together with two other parties and the Chapter 11 trustees, filed a plan with the United States Bankruptcy Court for the Middle District of Louisiana to acquire 1,706 MW of fossil generating assets from Cajun Electric Power Cooperative of Baton Rouge, La., (Cajun) for approximately $1.2 billion. The NRG consortium has the support of the Chapter 11 trustee and Cajun's secured creditors. In September 1998, Enron Capital & Trade Corp. (Enron) withdrew from the proceedings. Enron's withdrawal left the bankruptcy court with two competing plans offered by Louisiana Generating LLC and Southwestern Electric Power Co. In February 1999, the judge denied both remaining plans under consideration. NRG, its partners and the Trustee, are contemplating submitting a revised plan. Under any revised plan, NRG will likely hold a 50 percent equity interest in Louisiana Generating, LLC.

      In December 1996, NRG reached agreement with Indeck Energy Services to purchase a 50 percent equity interest in the Enfield Energy Centre Ltd. (EECL), a 350-MW natural gas power project located in England. The power station is planned to begin commercial operations in 1999 and would be jointly developed by NRG and Indeck. The power station will sell its output to the UK grid. In 1998, NRG sold one-half of its interest in EECL. NRG continues to hold a 25 percent interest in EECL.

      In December 1996, representatives of the Estonian government, the state-owned Eesti Energia (EE), and NRG signed a development cooperation agreement (DCA). The DCA defines the terms under which the parties are to establish a plan to develop and refurbish the Balti and Eesti power plants. NRG has stated its willingness to invest up to $67 million of equity in this project and to assist in obtaining non-recourse debt to fund the required capital improvements to the Balti and Eesti power plants. A commission has been established to negotiate all terms and agreements between NRG, EE and the Estonian Government relating to the purchase of the Balti and Eesti Power Plants. The negotiation process is expected to be complete by late 1999.

      In March 1999, NRG filed a shelf registration with the SEC for up to $500 million in debt securities. The net proceeds will be used for general corporate purposes, which may include financing the development and construction of new facilities, working capital, debt reduction and pending or potential acquisitions.

PROJECTS GAINS AND WRITE-DOWNS

      In December 1998, NRG sold one-half of its 50 percent interest in EECL to an affiliate of El Paso International for approximately $26.2 million, resulting in an after-tax gain to NRG of approximately $16.6 million. This gain increased 1998 fourth quarter earnings by approximately 11 cents per share. NRG continues to hold a 25 percent interest in EECL.

      In 1996, NRG and two other partners formed a joint venture to develop a 400-megawatt coal-fired power generation facility in West Java, Indonesia. During 1998, NRG recorded a pretax charge of approximately $22 million ($15.2 million after tax) to write down its investment in the West Java project as a result of the political and economic instability in Indonesia. This write-down reduced 1998 earnings, primarily in the third quarter, by 10 cents per share.

      In 1994, NRG purchased a 50 percent ownership interest in Sunnyside Cogeneration Associates, a joint venture, which owned a 58-MW waste coal plant in Utah. In 1997, NRG and its partner's effort to restructure the debt of the Sunnyside cogeneration project was not successful. NRG's net capitalized investment in the Sunnyside project was written down by $9 million (4 cents per share) in the fourth quarter of 1997. During 1998, NRG wrote-off its remaining $1.9 million investment in the Sunnyside project.

CONTINGENT REVENUES

      NRG and Dynegy each own a 50 percent interest in the Long Beach and El Segundo generating stations (California Projects). During 1998, the first year of deregulation in the California power industry, the California Projects accrued certain receivables related to contingent revenues. These revenues have been deferred, pending resolution of the contingency. Such amounts relate to items that are subject to contract interpretations, compliance with processes and filed market disputes. The California Projects are actively pursuing resolution and/or collection of these amounts, which totaled approximately $60 million (NRG's share approximates $30 million) as of Dec. 31, 1998. Upon any final resolutions and/or collection of these amounts, such deferred revenues will be recognized in NRG's equity income.

ENERGY MASTERS INTERNATIONAL, INC.

      EMI began operations in October 1993 through the acquisition from bankruptcy of selected assets of Centran Corporation, a natural gas marketing company. EMI primarily offers retrofitting and upgrading facilities for greater energy efficiency on a national basis. EMI is one of only 18 energy services companies accredited by the National Association of Energy Services Companies to provide comprehensive energy retrofits.

      In 1995, EMI and Atlantic Energy Enterprises (AEE) established Enerval LLC. EMI and AEE each owned 50 percent of the joint venture, which provided natural gas services, primarily in the northeast United States. In June 1998, EMI sold its interest in Enerval. EMI's investment in Enerval was written down to an estimate of its net realizable value in 1997.

      In 1995, EMI acquired an 80 percent ownership interest in Kansas City-based Energy Masters Corporation (EMC). In 1997, EMI acquired the remaining 20 percent of EMC. EMC specializes in energy efficiency improvement services for commercial, industrial and institutional customers.

      In 1997, EMI acquired 100 percent of Energy Solutions International Inc.
(ESI). ESI, based in St. Paul, Minn., is a full-service energy management firm.

      During 1998, EMI was selected by 20 federal facilities across the United States to improve energy efficiency and reduce operating costs. These selections are a result of EMI being awarded a contract, in late 1997, by the Army Corps of Engineers to pursue up to $150 million of energy efficiency improvements in government facilities in 46 states. Such government initiatives are due to a federal mandate to decrease energy consumption by 30 percent by the year 2005. In addition, during 1998, EMI initiated energy efficiency performance contacts at 11 schools in Chicago.

      In February 1999, EMI transferred its gas supply and marketing function to NSP's Energy Marketing division.

ELOIGNE COMPANY

      In 1993, NSP established Eloigne to identify and develop affordable housing investment opportunities. Eloigne's principal business is the acquisition of rental housing projects that qualify for low-income housing tax credits under current federal tax law. As of Dec. 31, 1998, approximately $63 million had been invested in Eloigne projects, including approximately $17 million in wholly owned properties (at net book value) and approximately $46 million in equity interests in jointly-owned projects. These investments and related working capital requirements have been financed with approximately $46 million of long-term debt (including current maturities) and the remainder with equity capital.

      Completed Eloigne projects as of Dec. 31, 1998, are expected to generate tax credits of $80 million over the 10-year period 1999-2008. Tax credits recognized in 1998 as a result of these investments were approximately $8.7 million.

SEREN INNOVATIONS, INC.

      Seren was formed in November 1996 to pursue communications and data services business.

      Seren is constructing a combination cable television, telephone and high-speed Internet access system in the St. Cloud, Minn., area. The first customer subscribed in December 1998. Seren's expected investment in this network is $29 million.

      Seren is pursuing additional network development opportunities in other markets.

ULTRA POWER TECHNOLOGIES, INC.

      Ultra Power, formed in late 1997, markets a proactive, non-destructive, power cable testing technology, which NSP helped research and develop. The predictive tool was developed by Dr. Matt Mashikian of Instrument Manufacturing Co. Ultra Power has exclusive marketing rights to this technology throughout the United States and Canada. The diagnostic cable testing package includes the cable test, data analysis, a comprehensive written report and computer data on each cable. Ultra Power markets this service to utilities and commercial customers with underground cable.

--------------------------------------------------------------------------------
NONREGULATED BUSINESS INFORMATION

The following table summarizes the aggregate financial position of all NSP's nonregulated business.

                                                                                           December 31
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
(Thousands of dollars)                                                                1998              1997
------------------------------------------------------------------------------------------------------------
Equity investment by nonregulated businesses in unconsolidated projects
     (Including undistributed earnings and capitalized development costs)
     Australian projects                                                          $327 841          $320 069
     European projects                                                             134 197           105 925
     South American and Latin American projects                                     95 173            81 712
     Other international projects                                                        0             9 534
     Affordable housing projects (U.S.)                                             45 411            38 230
     Other U.S. projects                                                           259 974           185 264
------------------------------------------------------------------------------------------------------------
      Total equity investment in unconsolidated nonregulated projects             $862 596          $740 734

Nonregulated property of consolidated subsidiaries
   (net of accumulated depreciation) - primarily U.S. projects                     282 349           256 726
Notes receivable from unconsolidated projects, including current portion           110 886           133 426
Current assets                                                                     107 541           110 218
Other assets                                                                       126 110           108 229
------------------------------------------------------------------------------------------------------------
  Total assets of nonregulated businesses                                       $1 489 482        $1 349 333
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------

Long-term debt, including current maturities                                      $578 233          $555 843
Short-term debt                                                                    126 236           122 637
Other current liabilities                                                           36 183            47 775
Other liabilities                                                                   69 072            66 283
------------------------------------------------------------------------------------------------------------
  Total liabilities of nonregulated businesses                                     812 724           792 538

NSP's equity investment in nonregulated businesses                                 759 355           619 682
Cumulative currency translation adjustments                                       (82 597)          (62 887)
------------------------------------------------------------------------------------------------------------
  Total equity of nonregulated businesses                                          676 758           556 795
------------------------------------------------------------------------------------------------------------

Total liabilities and equity of nonregulated businesses                         $1 489 482        $1 349 333
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------

ENVIRONMENTAL MATTERS

      NSP regularly and proactively monitors its operations to ensure the environment is not adversely affected and takes timely corrective actions if past practices have had a negative impact on the environment. Significant resources are dedicated to environmental training, monitoring and compliance. NSP strives to maintain compliance with all applicable environmental laws.

      As discussed in Note 14 to the Financial Statements under Item 8, NSP-Wisconsin may be involved in the cleanup and remediation at a site in Ashland, Wis. In March 1999, NSP-Wisconsin's consultant submitted a feasibility study (FS) relating to the potential remediation of the Ashland site. The options in the FS describe cost alternatives in the range of $10 million to $20 million. These options represent lower cost alternatives than those presented by the Wisconsin Department of Natural Resource's (WDNR) consultant. Although the range of options described by NSP-Wisconsin's consultant is somewhat higher than NSP-Wisconsin's previous estimate, it is not materially different than information considered in determining NSP-Wisconsin's environmental accrual levels as of Dec. 31, 1998.

      NSP is potentially liable for remediation of waste disposal sites owned by others, and for decommissioning and restoration of present and former plant sites. For further discussion of environmental matters, see "Environmental Matters" under Management's Discussion and Analysis under Item 7, and Note 14 to the Financial Statements under Item 8.

PERMITS

      NSP's regulated businesses are required to renew environmental operating permits for their facilities at least every five years. NSP believes that it is in compliance, in all material respects, with environmental permitting requirements.

WASTE DISPOSAL

      Spent nuclear fuel storage and disposal issues are discussed in "Electric Utility Operations - Nuclear Power Plants - Licensing, Operation and Waste Disposal and Capability and Demand," in Management's Discussion and Analysis under Item 7 and in Notes 13 and 14 of Notes to Financial Statements under Item 8.

      NSP has met or exceeded the state and federal removal and disposal requirements for polychlorinated biphenyl (PCB) equipment. NSP has removed nearly all known PCB capacitors from its distribution system. NSP also has removed nearly all known network transformers and equipment in power plants containing PCBs. NSP continues to test and dispose of PCB-contaminated mineral oil and equipment in accordance with regulations. PCB-contaminated mineral oil is detoxified and reused or burned for energy recovery at permitted facilities. Any future cleanup or remediation costs associated with past PCB disposal practices are unknown at this time.

AIR EMISSIONS CONTROL AND MONITORING

      In 1994, the U.S. Environmental Protection Agency (EPA) proposed new air emission guidelines for municipal waste combustors. The state of Minnesota has finalized the waste combustor rule. This rule is more restrictive than the federal guidelines. To meet the new federal and state requirements, NSP-Minnesota is in the process of installing additional pollution-control and monitoring equipment at the Red Wing plant and additional monitoring equipment at the Wilmarth plant. NSP-Minnesota has evaluated equipment to meet the requirements. The required equipment will likely cost between $8 million and $11 million.

      The Clean Air Act calls for reductions in emissions of sulfur dioxide and nitrogen oxides from electric generating plants. NSP has expended significant amounts over the years to reduce sulfur dioxide emissions at its plants. Other expenditures will be necessary on the NSP system for compliance with the Phase II nitrogen oxides limitations, which become effective in the year 2000. Evaluations are currently under way to determine if changing operating procedures could reduce or eliminate future capital expenditures to meet Phase II requirements.

      As part of its Clean Air Act compliance effort, testing of a full-scale prototype wet electrostatic precipitator (wet ESP) was completed at Sherco in 1996. The wet ESP equipment was installed in 1995 in one of the plant's existing scrubber modules to determine its effectiveness in reducing particulate emissions and lowering opacity. Based on operating test results, NSP has chosen to convert multiple scrubber modules on Sherco units 1 and 2 to the wet ESP design. Capital investment to date for the prototype has been $3 million. NSP estimates total capital expenditures for this project of $46 million through 2002.

      In 1997, the EPA revised the National Ambient Air Quality Standards for ozone and fine particulate matter. It is anticipated, based on historical monitoring, that NSP will be in compliance with the new standards. However, if an area is determined to not comply with the new standards, reductions in emissions of sulfur dioxide and oxides of nitrogen could be required.

      NSP has conducted air toxics tests at its major facilities and has shared these results with state and federal agencies. NSP also researched ways to further reduce mercury emissions. This information has also been shared with state and federal agencies. The

Clean Air Act requires the EPA to investigate the impact of air toxic emissions from utilities and, if appropriate, recommend regulations to control those emissions. The EPA delivered a report to Congress in early 1998 that recommended additional investigation of air toxics emissions. The report did not recommend any controls on utility boilers at this time. In 1997, NSP worked proactively with the Minnesota Pollution Control Agency (MPCA) and key legislators to pass legislation requiring the annual reporting of mercury emissions from utility boilers to the MPCA. NSP is also working with the MPCA on its Mercury Reduction Initiative. The initiative is evaluating various strategies to reduce mercury contamination in fish.

      During 1996, NSP-Wisconsin received two notices of violation (NOV) from the WDNR stating that emissions from unit 2 at NSP-Wisconsin's French Island generating facility had exceeded allowable levels for dioxin. Corrective action brought dioxin emissions within acceptable levels by the end of 1997. NSP-Wisconsin expects that the WDNR will close the NOV when it issues a new operating permit and forego any fines.

      In December 1997, nearly 160 nations adopted the Kyoto Protocol to the United Nations Framework Convention on Climate Change (Kyoto Protocol). The Kyoto Protocol obligates developed nations to meet certain emissions targets; specific limits vary from country to country. If approved internationally and if the U.S. is a party, the Kyoto Protocol would impose, during the first commitment period of 2008-2012, a binding obligation on the U.S. to reduce its emissions of carbon dioxide, methane and nitrous oxide to a level of 7 percent below 1990 levels and its emissions of hydrofluorocarbons, perfluorocarbons and sulfur hexaflouride by 7 percent below 1990 or 1995 levels. Although the U.S. has signed the Kyoto Protocol, it must be ratified by the U.S. Senate for the U.S. to become a party to the protocol. In November 1998, a plan was adopted that sets timetables and schedules for developing mechanisms to implement the Kyoto Protocol. Until they are developed, the impact on NSP cannot be determined.

WATER QUALITY MONITORING

      To comply with federal and state laws and state regulatory permit requirements, and with NSP's corporate environmental policy, NSP has installed environmental monitoring systems at all coal and RDF ash landfills and coal stockpiles to assess and monitor the impact of these facilities on the quality of ground and surface waters. Degradation of water quality in the state is prohibited by law and requires remedial action for restoration to an agreed-upon, acceptable clean-up level. The cost of overall water quality monitoring is not material in relation to NSP's operating results.

ELECTROMAGNETIC FIELDS

      Electric and magnetic fields (EMF) surround electric wires and conductors of electricity such as electrical tools, household wiring, appliances, electric distribution lines, electric substations and high-voltage electric transmission lines. Some studies have found statistical associations between surrogates of EMF and some forms of cancer. The nation's electric utilities, including NSP, have participated in the sponsorship of research to determine the possible health effects of EMF. Through its participation with several agencies, NSP continues its investigation and research with regard to possible health effects posed by exposure to EMF. No litigation has been commenced or material claims asserted against NSP for adverse health effects or diminution of property values due to EMF.

CONTINGENCIES

      Both regulatory requirements and environmental technology change rapidly. Accordingly, NSP cannot presently estimate the extent to which it may be required by law, in the future, to make additional capital expenditures or incur additional operating expenses for environmental purposes. NSP also cannot predict whether future environmental regulations might result in significant reductions in generating capacity or efficiency or otherwise affect NSP's income, operations or facilities.

CAPITAL SPENDING AND FINANCING

      NSP's capital spending program is designed to assure that there will be adequate generating, transmission and distribution capacity to meet the future needs of its utility service area, and to fund investments in nonregulated businesses. NSP continually reassesses needs and, when necessary, appropriate changes are made in the capital expenditure program. Current year capital spending activity and future financing requirements and sources are discussed in the Management's Discussion and Analysis under Item 7.

      In March 1998, NSP-Minnesota issued $100 million of 5.875 percent First Mortgage Bonds due March 1, 2003, and $150 million of 6.5 percent First Mortgage Bonds due March 1, 2028. The proceeds were used to redeem its: $50 million 7.375 percent and $50 million 7.5 percent First Mortgage Bonds on April 27, 1998; 300,000 shares of its cumulative preferred stock adjustable rate series A and 650,000 shares of its cumulative preferred stock adjustable rate series B, both at $100 per share, plus accrued dividends on March 31, 1998; and to reduce short-term debt balances.

EMPLOYEES AND EMPLOYEE BENEFITS

      At year end 1998 the total number of full- and part-time NSP employees was 7,907 and the total number of benefit employees was 6,945. Of this number, approximately 2,636 employees are represented by five local IBEW labor unions under a three-year collective bargaining agreement, which expires Dec. 31, 1999.

      WAGE INCREASES: NSP uses salary surveys that indicate how other relevant companies pay their employees for comparable positions. In January 1998, nonbargaining employees received an average wage increase of 3.4 percent, and bargaining employees received a 2.0 percent base wage scale increase. In July 1998, bargaining employees received a 2.0 percent base wage increase. In January 1999, nonbargaining employees received an average wage increase of 3.9 percent. Base wage scale increases for bargaining employees in 1999 were 2.0 percent.

      RETIREMENT PLAN CHANGES: Effective January 1999, NSP revised its retirement plans for nonbargaining employees as follows:

- The retiree medical plan was discontinued for employees retiring after Dec. 31, 1998.

- The qualified pension plan was enhanced to provide a Retirement Spending Account and enhanced Social Security supplement to use for medical coverage or to supplement pension benefits.

- The 401(k) plan was enhanced, increasing the amount of employee contributions matched by NSP.

Bargaining employee benefit plans are unchanged for 1999.

                              EXECUTIVE OFFICERS *

                                                                     Present Positions and Business Experience
Name                                         Age                     During the Past Five Years
-------------------------------------------------------------------------------------------------------------------
JAMES J HOWARD                               63               Chairman of the Board, President and Chief Executive
                                                              Officer since 12/01/94; and previously Chairman of the
                                                              Board and Chief Executive Officer.

-------------------------------------------------------------------------------------------------------------------

PAUL E ANDERS                                55               Vice President and Chief Information Officer since
                                                              5/01/97; and previously Vice President - Information
                                                              Services at Chrysler Financial Corporation.

-------------------------------------------------------------------------------------------------------------------

GRADY P BUTTS                                52               Vice President - Human Resources since 7/01/97; Area
                                                              Leader - Human Resources Management Services
                                                              from 8/01/93 to 6/30/97; and previously Director of
                                                              Human Resources - Electric Utility.

-------------------------------------------------------------------------------------------------------------------

GARY R JOHNSON                               52               Vice President and General Counsel since 11/01/91.

-------------------------------------------------------------------------------------------------------------------

CYNTHIA L LESHER                             50               President - NSP Gas since 7/01/97; and previously
                                                              Vice President - Human Resources.

-------------------------------------------------------------------------------------------------------------------

EDWARD J MCINTYRE                            48               Vice President and Chief Financial Officer since
                                                              1/01/93.

-------------------------------------------------------------------------------------------------------------------

THOMAS A MICHELETTI                          52               Vice President - Public and Government Affairs since
                                                              11/1/94; Vice President - General Counsel and
                                                              Secretary of NRG Energy, Inc. from 5/11/94 to
                                                              10/31/94; and previously Vice President-General
                                                              Counsel, NRG from 9/15/93 to 5/10/94.

-------------------------------------------------------------------------------------------------------------------

JOHN P MOORE, JR                             52               Corporate Secretary since 7/01/97; and previously
                                                              General Counsel and Corporate Secretary for
                                                              NSP-Wisconsin.

-------------------------------------------------------------------------------------------------------------------


* As of 3/01/99

                              EXECUTIVE OFFICERS *

                                                                     Present Positions and Business Experience
Name                                         Age                     During the Past Five Years
-------------------------------------------------------------------------------------------------------------------
JOHN A NOER                                  52               President - NSP Combustion and Hydro Generation
                                                              since 6/16/98; President and Chief Executive
                                                              Officer of NSP-Wisconsin from 1/1/93 to 6/15/98.

-------------------------------------------------------------------------------------------------------------------

PAUL E PENDER                                44               Vice President - Finance and Treasurer since 5/01/97;
                                                              Assistant Treasurer and Director, Corporate Finance
                                                              from 7/01/94  to 4/30/97; Director, Corporate Finance
                                                              from 2/01/93 to 6/30/94; and previously Manager,
                                                              Financial and Investment Analysis.

-------------------------------------------------------------------------------------------------------------------

ROGER D SANDEEN                              53               Vice President and Controller since 7/01/89; and
                                                              previously Chief Information Officer from 5/01/92
                                                              to 4/30/97.

-------------------------------------------------------------------------------------------------------------------

DAVID M SPARBY                               44               Vice President - Regulatory Services since 9/1/98; and
                                                              previously Director - Regulatory Services.

-------------------------------------------------------------------------------------------------------------------

LOREN L TAYLOR                               52               President - NSP Electric since 10/27/94; and
                                                              previously Vice President - Customer Operations.

-------------------------------------------------------------------------------------------------------------------

MICHAEL D WADLEY                             42               President - Nuclear Generation since 6/16/98; Vice
                                                              President - Nuclear Generation from 2/03/97 to
                                                              6/15/98; Nuclear Plant Manager - Prairie Island
                                                              from 10/26/95 to 2/02/97; Plant Manager - Prairie
                                                              Island from 2/01/93 to 10/25/95; and previously
                                                              General Superintendent of Operations - Prairie
                                                              Island.

-------------------------------------------------------------------------------------------------------------------


* As of 3/01/99

ITEM 2 - PROPERTIES
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

      NSP's major electric generating facilities consist of the following:

                                                                                  1998
                                                                                 Summer
                                                                               Capability          1998 Output
           Station and Unit             Fuel               Installed              (MW)          (Millions of KWH)
           ----------------             ----               ---------           ----------       -----------------
           Sherburne
             Unit 1                     Coal                 1976                   712              3 810.9
             Unit 2                     Coal                 1977                   721              4 429.2
             Unit 3                     Coal                 1987                   514              3 696.8
           Prairie Island
             Unit 1                     Nuclear              1973                   527              4 209.1
             Unit 2                     Nuclear              1974                   513              3 335.3
           Monticello                   Nuclear              1971                   545              4 118.9
           King                         Coal                 1968                   571              2 646.2
           Black Dog
             4 Units                    Coal/Natural       1952-1960                462              1 492.9
                                        Gas
           High Bridge
             2 Units                    Coal               1956-1959                263              1 521.5
           Riverside
             2 Units                    Coal               1964-1987                372              2 567.8
           Other                        Various            Various                1 949              1 769.4

      NSP's electric generating facilities provided 73 percent of its KWH requirements in 1998. The current generating facilities are expected to be adequate base load sources of electric energy until 2003-2006, as detailed in NSP-Minnesota's electric resource plan filed with the MPUC in 1998. All of NSP's major generating stations are located in Minnesota on land owned by NSP-Minnesota.
--------------------------------------------------------------------------------

      At Dec. 31, 1998, NSP had overhead and underground transmission and distribution lines as follows:

       Voltage               Length (Pole Miles)
       -------               -------------------
       500KV                         265
       345KV                         732
       230KV                         283
       161KV                         339
       115KV                       1,622
       Less than 115KV            48,998

      NSP also has approximately 281 transmission and distribution substations with capacities greater than 10,000 kilovoltamperes (KVA) and approximately 285 with capacities less than 10,000 KVA.

      Manitoba Hydro, Minnesota Power Company and NSP completed the construction of a 500-KV transmission interconnection between Winnipeg, Manitoba, Canada, and the Minneapolis-St Paul, Minnesota, area in 1980. NSP has a contract with Manitoba Hydro for 500 MW of firm power utilizing this transmission line. In addition, NSP is interconnected with Manitoba Hydro through a 230 KV transmission line completed in 1970. In 1995, a project was completed to increase the Manitoba-US transmission interconnection by a nominal 400 MW to 1,900 MW.

      The electric delivery system utilization has increased during recent years due to better analytical methods and enhanced energy management system monitoring and control capability. This increased utilization has been achieved while continuing to operate within reliability parameters established by MAPP and North American Electric Reliability Council (NERC).

      Plans are currently being implemented for electric delivery system upgrades to accommodate load growth expected in the Minneapolis-St. Paul area through 2010. As the least cost option to accommodate the load growth, portions of the 69 KV transmission facilities, especially those located on the outskirts of the Twin Cities, are being reconductored and operated at 115 KV; distribution development in these areas has been converted to 34.5 KV. By reconductoring on existing right-of-ways and increasing distribution voltage, the requirements for new right-of-ways and substation sites are minimized compared with other alternatives for serving the load growth.

      NSP natural gas mains include approximately 116 miles of transmission mains and approximately 9,598 miles of distribution mains. In addition, Viking owns a 500-mile interstate natural gas pipeline serving portions of Minnesota, Wisconsin and North Dakota.

      Virtually all of the utility plant of NSP-Minnesota and NSP-Wisconsin are subject to the lien of their first mortgage bond indentures pursuant to which they have issued first mortgage bonds.

      For discussion and information concerning nonregulated properties, see "Nonregulated Subsidiaries" under Item 1, incorporated by reference.

ITEM 3 - LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

      In the normal course of business, various lawsuits and claims have arisen against NSP. Management, after consultation with legal counsel, has recorded an estimate of the probable cost of settlement or other disposition for such matters.

      On June 8, 1998, NSP filed a complaint in the Court of Federal Claims against the DOE requesting damages for the DOE's partial breach of the Standard Contract. NSP requests damages in excess of $1 billion, which consists of the costs of storage of spent nuclear fuel at the Prairie Island nuclear generating plant, as well as anticipated costs related to the Private Fuel Storage, LLC and the 1994 state legislation limiting the number of casks that can be used to store spent nuclear fuel at Prairie Island. On June 8, 1998, Indiana Michigan Power Company, Duke Energy and Florida Power and Light filed similar complaints in the Court of Federal Claims against the DOE requesting damages for the DOE's partial breach of the Standard Contract. On June 17, 1998, the four utilities filed a motion to consolidate the complaints. On June 26, 1998, the Court of Federal Claims determined that briefing on jurisdictional issues in NSP's case would proceed, while the other cases are stayed. Essentially, NSP's case requesting damages of $1.4 billion will proceed as the lead case on jurisdictional issues.

      On Aug. 7, 1998, a group of residential and commercial customers brought a class action lawsuit against the DOE in the Federal District Court in Minneapolis, Minn. The suit demands the return of monies paid by customers into the nuclear waste fund and other damages, based on the failure of the DOE to meets its unconditional obligation to accept spent nuclear fuel by Jan. 31, 1998. NSP is named as nominal defendant because NSP has the contract with the DOE under which payments are made into the fund.

      On Sept. 15, 1997, NSP sought a determination in which the City of Oakdale, Minn. (Oakdale) must abide by NSP-Minnesota's tariffs filed with the MPUC in the Washington County District Court. The tariffs require Oakdale to pay the additional cost of undergrounding electrical facilities prior to installation. On Feb. 2, 1999, the Minnesota Court of Appeals ruled that a city can require NSP to place underground the overhead electric facilities along city streets and that the MPUC did not have the authority to require the city to pay for the additional cost of undergrounding. However, the court confirmed the authority of the MPUC to allow or require NSP to collect the added cost of undergrounding from customers within the city. Any cost recovery would be at the discretion of the MPUC; otherwise, NSP would have to include the additional costs of undergrounding facilities in future rate cases or the costs would reduce earnings.

      As discussed in Legal Claims in Note 14 to the Financial Statement under
Item 8, on Nov. 24, 1998, Wisconsin Electric Power Co. (WEPCO) filed a complaint against NSP with FERC, relating to transmission service curtailments. In March 1999, NSP and WEPCO reached a settlement in principle. NSP and WEPCO will file the agreement with the FERC and anticipate a FERC decision before the summer.

      For a discussion of other legal claims, see "Legal Claims" in Note 14 of Notes to the Financial Statements under Item 8, incorporated by reference. For a discussion of environmental proceedings, see "Environmental Matters" under Item 1, incorporated by reference. For a discussion of proceedings involving NSP's utility rates, see "Utility Regulation and Revenues" and "Gas Utility Operations" under Item 1, and "Rate Filings" under Item 7, both incorporated by reference.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

      None during the fourth quarter of 1998.


PART II
ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

QUARTERLY STOCK DATA

      NSP's common stock is listed on the New York Stock Exchange (NYSE), Chicago Stock Exchange and the Pacific Stock Exchange. Following are the reported high and low sales prices based on the NYSE Composite Transactions for the quarters of 1998 and 1997 and the dividends declared per share during those quarters. All per share amounts have been adjusted to reflect a two-for-one stock split effective June 1, 1998, for shareholders of record on May 18, 1998.

                                        1998                                               1997
                           ----------------------------------              ------------------------------------
                              High         Low      Dividends                High           Low       Dividends
                           ----------   ----------  ---------              --------       --------    ---------
First Quarter               $29 25/32    $26 1/2     $0.3525               $24 9/16       $22 3/4     $0.3450
Second Quarter              $30 7/32     $27 11/32   $0.3575               $26            $22 1/4     $0.3525
Third Quarter               $29 3/16     $25 11/16   $0.3575               $26 15/32      $24         $0.3525
Fourth Quarter              $30 13/16    $26 3/16    $0.3575               $29 7/16       $24 7/32    $0.3525

                                               1998          1997         1996         1995         1994
                                             ------        ------       ------       ------       ------
Shareholders of record
  at year-end                                 81 990       83 232       86 337       83 902       85 263

Book value per share
  at year-end                                 $16.25       $15.89       $15.47       $14.87       $14.18

Shareholders of record as of March 15, 1999, were 82,001.

      NSP's Restated Articles of Incorporation and First Mortgage Bond Trust Indenture provide for certain restrictions on the payment of cash dividends on common stock. At Dec. 31, 1998, the payment of cash dividends on common stock was not restricted except as described in Note 4 to the Financial Statements under Item 8.


ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

(Dollars in millions except per share data)             1998         1997         1996         1995         1994
                                                      ------       ------       ------       ------       ------
Utility operating revenues                            $2 819       $2 734       $2 654       $2 569       $2 487
Utility operating expenses                            $2 455       $2 372       $2 288       $2 223       $2 178
Net income                                              $282         $237         $275         $276         $243
Earnings available for common stock                     $277         $226         $262         $263         $231
Average number of common shares
  outstanding (000's)                                150 502      140 594      137 121      134 646      133 550
Average number of common and
  potentially dilutive shares outstanding (000's)    150 743      140 870      137 358      134 832      133 689
Earnings per Share-Basic                               $1.84        $1.61        $1.91        $1.96        $1.73
Earnings per Share-Diluted                             $1.84        $1.61        $1.91        $1.96        $1.73
Dividends declared per share                          $1.425       $1.403       $1.373       $1.343       $1.313
Total assets                                          $7 396       $7 144       $6 637       $6 229       $5 950
Long-term debt                                        $1 851       $1 879       $1 593       $1 542       $1 463
Ratio of earnings (excluding undistributed
equity income and including AFC) to fixed
charges                                                  3.0          2.9          3.8          3.9          4.0

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Northern States Power Company, a Minnesota corporation (NSP-Minnesota), has two significant subsidiaries: Northern States Power Company, a Wisconsin corporation (NSP-Wisconsin), and NRG Energy, Inc., a Delaware corporation (NRG). NSP-Minnesota also has several other subsidiaries, including Viking Gas Transmission Company (Viking), Energy Masters International, Inc. (EMI), Eloigne Company (Eloigne), Seren Innovations, Inc. (Seren) and Ultra Power Technologies, Inc. (Ultra Power). NSP-Minnesota and its subsidiaries collectively are referred to as NSP.

All financial information pertaining to per share amounts and number of common shares outstanding has been adjusted to reflect a two-for-one stock split that occurred on June 1, 1998.

FINANCIAL OBJECTIVES AND RESULTS

NSP'S FINANCIAL OBJECTIVES ARE:

TO ACHIEVE A RETURN ON EQUITY IN THE TOP ONE-FOURTH OF THE UTILITY INDUSTRY BASED ON A THREE-YEAR AVERAGE.

    - NSP's average return on common equity for the three years ending in 1998 was 11.4 percent, which places NSP below the top quarter of the industry, which was approximately 12.75 percent, and above the median industry average of approximately 11.0 percent.

    - The total return to investors (measured by dividends plus stock price appreciation) on NSP common stock for the last five years averaged 11.2 percent per year, matching the total average return for the electric industry.

    - NSP's stock price fell 4.7 percent in 1998, while the Standard & Poor's (S&P) electric utilities group increased in price by 10.2 percent.

TO INCREASE DIVIDENDS ON A REGULAR BASIS AND MAINTAIN A LONG-TERM AVERAGE PAYOUT RATIO OF 65 TO 75 PERCENT. NSP has increased its dividend for 24 consecutive years. In June 1998, NSP's annualized common dividend rate was increased by 2 cents per share, or 1.4 percent, from $1.41 to $1.43. The dividend payout ratio was 77.7 percent in 1998, slightly outside the long-term objective range.

TO MAINTAIN LONG-TERM AVERAGE ANNUAL EARNINGS PER SHARE GROWTH OF 5 PERCENT. NSP's earnings per share have grown by an average annual rate of 4.0 percent since 1993.

TO PROVIDE AT LEAST 20 PERCENT OF NSP EARNINGS FROM NRG BY THE YEAR 2000. NRG provided:
    - 28 cents, or 15 percent, of NSP's earnings per share in 1998
    - 16 cents, or 10 percent, of NSP's earnings per share in 1997

TO MAINTAIN CONTINUED FINANCIAL STRENGTH WITH A AA RATING FOR UTILITY BONDS. NSP-Minnesota's first mortgage bonds were rated:
    - AA by Fitch Investors Service, Inc.
    - AA by S&P
    - Aa3 by Moody's Investors Services (Moody's)
    - AA by Duff & Phelps, Inc.

These ratings reflect the views of rating agencies, which can provide an explanation of the significance of the ratings. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating agency. First mortgage bonds issued by NSP-Wisconsin carry comparable ratings.

BUSINESS STRATEGIES

NSP's mission is to be a recognized leader in the energy industry by increasing the value provided to our customers with energy-related products and services. We will utilize the skills and talents of our people to thrive in a dynamic and competitive energy environment that provides increased value for our customers and shareholders and significant growth opportunities for our company. During 1998, NSP developed the following 10-Point Game Plan to achieve this mission:

GROW NRG NSP expects NRG to provide 20 percent of NSP earnings in 1999, one year ahead of schedule. In addition, NRG's goal is to become a top independent power producer in each of its core markets: North America, Europe and Asia-Pacific. NRG expects to achieve these goals by profitably growing existing businesses and adding new businesses.

POSITION NSP'S GENERATION BUSINESS FOR LONG-TERM VALUE NSP's conventional plants include coal-fired, hydro, refuse-derived fuel, natural gas and oil-fired facilities. To ensure these assets remain valuable, NSP will make careful investments in these facilities to keep them reliable, efficient and competitive. NSP is preparing to operate its generation facilities as a stand-alone business in a competitive market.

CREATE AN INDEPENDENT NUCLEAR GENERATING COMPANY NSP's Monticello and Prairie Island nuclear plants are extremely valuable assets. With increasing regulation and associated costs in the nuclear industry, NSP believes the best way to enhance NSP's nuclear assets is to combine our plants with other well-run nuclear plants and create a free-standing nuclear generating company.

EXPAND ENERGY MARKETING To enhance NSP's position in the increasingly competitive electric market, NSP expanded its wholesale energy marketing efforts by establishing Energy Marketing within its Generation business unit. Energy Marketing is responsible for meeting the requirements of NSP's retail and wholesale electric customers for low-cost energy, while optimizing margins from NSP's generation resources.

CREATE AN INDEPENDENT TRANSMISSION COMPANY To foster competition in the wholesale electricity market, the Federal Energy Regulatory Commission (FERC) requires the transmission portion of a utility's business to be functionally separate from the utility's generation facilities. The state of Wisconsin also calls for a separate transmission operating structure. NSP believes the best way to ensure a reliable, efficient, customer-focused and investor-responsive electric transmission network is to create a for-profit, independent transmission company.

EXPAND NSP'S CORE ELECTRIC AND GAS DISTRIBUTION BUSINESS To expand our core business, NSP will actively seek to acquire and merge with other energy companies.

DEVELOP SEREN Seren has moved into the telecommunications business, with plans to deliver high-speed Internet access, video-on-demand, telephone service and cable TV. Seren is currently constructing a broadband network in St. Cloud, Minn. Further expansion and development is anticipated.

GROW VIKING NSP's goal is to continue the growth of Viking through pipeline expansion.

DRIVE EMI TO PROFITABILITY EMI is moving toward profitability by reducing costs and narrowing its focus to concentrate on retrofitting and upgrading customer facilities for greater energy efficiency. As part of its effort to concentrate on federal facilities, EMI has been selected as a qualified vendor by the U.S. Department of Energy and Department of Defense.

MANAGE NSP'S ENTIRE BUSINESS AS A PORTFOLIO NSP will manage its collective businesses as a portfolio of assets with a focus on growth. NSP will acquire or divest businesses and assets if it will increase shareholder value.

FINANCIAL REVIEW

The following discussion and analysis by management focuses on those factors that had a material effect on NSP's financial condition and results of operations during 1998 and 1997, or are expected to have a material impact in the future. It should be read in conjunction with the accompanying Financial Statements and Notes.

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate," "estimate," "expect," "objective," "possible," "potential" and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to:
    - general economic conditions, including their impact on capital expenditures
    - business conditions in the energy industry
    - competitive factors
    - unusual weather
    - changes in federal or state legislation
    - regulation
    - issues relating to Year 2000 remediation efforts
    - the higher risk associated with NSP's nonregulated businesses as compared with NSP's regulated business
    - the items described under "Factors Affecting Results of Operations"
    - the other risk factors listed from time to time by NSP in reports filed with the Securities and Exchange Commission (SEC), including Exhibit 99.01 to NSP's 1998 report on Form 10-K

RESULTS OF OPERATIONS

1998 COMPARED WITH 1997 AND 1996

NSP's earnings per share for the past three years were as follows:

  EARNINGS PER SHARE - DILUTED           1998     1997    1996
---------------------------------------------------------------
  Regulated utility operations
   (excluding merger costs)             $ 1.58   $ 1.62  $ 1.79
  Nonregulated operations                 0.26     0.11    0.12
---------------------------------------------------------------
  Subtotal excluding merger costs       $ 1.84   $ 1.73  $ 1.91
  Write-off of merger costs                       (0.12)
---------------------------------------------------------------
   TOTAL                                $ 1.84   $ 1.61  $ 1.91
---------------------------------------------------------------
---------------------------------------------------------------

Revenue and expense items affecting earnings in these periods are discussed later. In addition, average common shares outstanding increased due to stock issuances, mainly a public offering in September 1997. In comparison with average share levels in the prior year, dilution from increased average shares decreased earnings per share by approximately 13 cents in 1998.


REGULATED UTILITY OPERATING RESULTS

ELECTRIC REVENUES The table below summarizes the principal reasons for the electric revenue changes during the past two years:

  (MILLIONS OF DOLLARS)        1998 VS.1997      1997 VS.1996
---------------------------------------------------------------
  Retail sales growth
   (excluding weather impact)          $ 63             $ 47
  Estimated impact of weather
   on retail sales volume                 3              (23)
  Sales for resale                       42                8
  Conservation cost recovery             11               10
  Fuel cost recovery                     19               31
  Transmission and other                  6               18
---------------------------------------------------------------
   TOTAL REVENUE INCREASE              $144             $ 91
---------------------------------------------------------------
---------------------------------------------------------------

Electric sales growth for 1998 and 1997 is listed in the table below on both an actual and weather-normalized basis. NSP's weather-normalization process removes the estimated impact on sales of temperature variations from historical averages.

  (SALES GROWTH)                1998 VS. 1997         1997 VS. 1996
------------------------------------------------------------------------

                                        Weather-                Weather-
                              Actual  Normalized     Actual    Normalized
------------------------------------------------------------------------
  Residential                   3.4%        3.7%     (0.6)%         1.7%
  Commercial and industrial     3.3%        3.1%       2.3%         2.9%
  Total retail                  3.3%        3.3%       1.5%         2.6%
  Sales for resale             35.3%         na      (5.5)%          na
  TOTAL ELECTRIC SALES          7.1%        7.0%       0.6%         1.6%
------------------------------------------------------------------------
------------------------------------------------------------------------

  na = not applicable

Retail electric sales accounted for 91 percent of NSP's electric revenue in 1998 and 93 percent in 1997. Retail electric sales growth for 1999 is estimated to be
2.4 percent over 1998, or 1.9 percent on a weather-adjusted basis.

Electric retail sales growth increased in 1998 due to strong economic conditions in NSP's service territory. Electric retail sales growth increased in 1997 due to economic conditions, partially offset by unfavorable average temperatures compared with favorable average temperatures in 1996.

Sales for resale volumes and revenues increased in 1998 due to the expansion of NSP's energy marketing operations. Sales for resale volumes decreased in 1997 due to constraints on NSP's system from unscheduled plant outages and storms. Revenues from sales to other utilities increased in 1997 due to higher market prices.

ELECTRIC MARGIN As shown in the table below, electric margin equals electric revenue minus related production expenses, which includes electric fuel and power purchase costs.

  (MILLIONS OF DOLLARS)                1998     1997    1996
-------------------------------------------------------------
  Electric revenue                   $2 362   $2 218  $2 127
  Fuel for electric generation         (311)    (310)   (301)
  Purchased and interchange power      (378)    (286)   (244)
------------------------------------------------------------
   ELECTRIC MARGIN                   $1 673   $1 622  $1 582
------------------------------------------------------------
------------------------------------------------------------

Electric production expenses tend to vary with changing retail and wholesale sales requirements and unit cost changes in fuel and purchased power. However, due to fuel clause cost recovery mechanisms for retail customers and the ability to vary wholesale prices with changing market conditions, most fluctuations in production expenses do not affect electric margin, as shown below. The table below summarizes the principal reasons for electric margin changes during the past two years:

  (MILLIONS OF DOLLARS)                1998 VS. 1997    1997 VS. 1996
----------------------------------------------------------------------
  Retail sales growth
    (excluding weather impact)                   $51              $34
  Estimated impact of weather
    on retail sales volume                         3              (19)
  Sales for resale                                11               (5)
  Conservation cost recovery                      11               10
  Transmission and other                          (8)              24
  Demand expenses                                (17)              (4)
----------------------------------------------------------------------
   TOTAL ELECTRIC MARGIN INCREASE                $51              $40
----------------------------------------------------------------------
----------------------------------------------------------------------

GAS REVENUES The table below summarizes the principal reasons for the gas revenue changes during the past two years:

  (MILLIONS OF DOLLARS)                1998 VS. 1997     1997 VS. 1996
-----------------------------------------------------------------------
  Sales growth
   (excluding weather impact)                   $  7             $ 13
  Estimated impact of weather
   on firm sales volume                          (46)             (41)
  Purchased gas adjustment
   clause recovery                               (40)              28
  Rate changes
   and conservation cost recovery                  9               (1)
  Black Mountain Gas Company
   acquisition                                     6
  Transportation and other                         6              (11)
----------------------------------------------------------------------
   TOTAL REVENUE DECREASE                       $(58)            $(12)
----------------------------------------------------------------------
----------------------------------------------------------------------

Gas sales growth for 1998 and 1997 is listed in the tables below on both an actual and weather-normalized basis. The majority of NSP's retail gas sales are categorized as firm (primarily heating customers) and interruptible (commercial/industrial customers with an alternate energy supply).


  (SALES GROWTH)                 1998 VS. 1997               1997 VS. 1996
--------------------------------------------------------------------------------
                                         WEATHER-                   WEATHER-
                             ACTUAL    NORMALIZED       ACTUAL    NORMALIZED
--------------------------------------------------------------------------------
  Total firm                 (13.1)%         2.9%        (10.8)%        2.2%
  Interruptible              (10.4)%         na            11.6%         na
  Total retail               (12.4)%       (0.6)%         (6.1)%        4.1%
  Transportation
   and other                   33.4%         na          (33.3)%         na
  Viking (external sales)       2.8%         na             4.8%         na
  TOTAL GAS SALES
   AND DELIVERY               (1.5)%         2.4%         (2.0)%        1.9%
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

  na = not applicable

Firm gas sales in 1999 are estimated to be 23.1 percent higher than 1998 sales, or 2.1 percent higher on a weather-adjusted basis.

The 1998 firm sales decrease was due to more unfavorable weather in 1998, compared with 1997, partially offset by sales growth. Also, interruptible sales declined in 1998 because favorable alternate fuel prices, as compared with natural gas, caused interruptible customers to purchase less natural gas. The 1998 interruptible sales decrease also was due to the ability of customers to switch to transportation-only service.

The decrease in firm sales in 1997 was primarily due to the impacts of favorable weather in 1996 and unfavorable weather in 1997, partially offset by sales growth. The weather-adjusted sales growth was partially offset by lost gas sales as a result of flooding in the Grand Forks area. Interruptible sales increased in 1997 because favorable gas prices, compared with alternate fuels, caused interruptible customers to purchase more natural gas.

GAS MARGIN As shown in the table below, gas margin equals gas revenue less the cost of gas sold.


  (MILLIONS OF DOLLARS)           1998        1997      1996
-------------------------------------------------------------
  Gas revenue                     $457        $515      $527
  Cost of gas purchased
   and transported                (267)       (331)     (336)
-------------------------------------------------------------
   GAS MARGIN                     $190        $184      $191
-------------------------------------------------------------
-------------------------------------------------------------

The cost of gas tends to vary with changing sales requirements and unit cost of gas purchases. However, due to purchased gas cost recovery mechanisms for retail customers, nearly all fluctuations in the cost of gas have no effect on gas margin, as shown below. The table below summarizes the principal reasons for gas margin changes during the past two years:


  (MILLIONS OF DOLLARS)                      1998 VS. 1997     1997 VS. 1996
--------------------------------------------------------------------------------
  Retail and transportation sales growth
   (excluding weather impact)                         $ 7              $ 6
  Estimated impact of weather
   on firm sales volume                               (16)             (12)
  Rate changes                                          9               (1)
  Black Mountain Gas Company
   acquisition                                          4
  Other                                                 2
--------------------------------------------------------------------------------
   TOTAL GAS MARGIN INCREASE (DECREASE)               $ 6              $(7)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

UTILITY OPERATING EXPENSES Total utility operating expenses, including fuel, energy purchases and the cost of gas, increased by $82.9 million in 1998 compared with 1997, and by $83.8 million in 1997 compared with 1996. Increases in electric production costs, partially offset by decreases in cost of gas purchased, together account for $28.8 million of the 1998 increase and $47.3 million of the 1997 increase. In addition, variations in income taxes are primarily attributable to fluctuations in pretax income.

OTHER OPERATION, MAINTENANCE AND ADMINISTRATIVE AND GENERAL Expenses increased in 1998 by $48.3 million, or 7.2 percent, compared with 1997. The higher costs in 1998 are primarily due to increased expenses associated with plant outages, nuclear regulatory costs, system reconstruction due to extensive storm damage, Year 2000 remediation, energy marketing activities, customer growth, an insurance refund in 1997 and Black Mountain Gas Company, which was acquired in 1998.

In 1997, the total of these expenses increased by $37.4 million, or 5.9 percent, compared with 1996. The higher 1997 costs were primarily due to increased expenses associated with business interruptions, customer service, network integration transmission service (NTS), scheduled plant maintenance outages and technology improvements. Business interruptions in 1997 included flooding in NSP's service area, an unscheduled baseload nuclear plant outage and storm damage to transmission lines. Technology improvements included development of customer information, automated meter reading and other systems, including Year 2000 remediation. Cost increases were partially offset by a $6.9 million decrease in administrative and general expenses, reflecting decreases in insurance and employee benefit costs.

DEPRECIATION AND AMORTIZATION Costs increased $12.3 million in 1998 and $19.4 million in 1997 primarily due to higher levels of depreciable plant, including new information systems and equipment with relatively short useful lives.

NONOPERATING ITEMS RELATED TO UTILITY BUSINESSES

UTILITY FINANCING COSTS Interest costs recognized for NSP's utility businesses, including amounts capitalized to reflect the financing costs of construction activities, were $115.8 million in 1998, $120.3 million in 1997 and $123.1 million in 1996. In addition to interest expense, beginning in 1997, financing costs of NSP's utility businesses include distributions on redeemable preferred securities, which were $15.8 million in 1998 and $14.4 million in 1997.

The 1998 decrease is largely due to lower average short-term debt levels, partially offset by increased long-term debt levels. (For more information see the Statement of Capitalization.) The 1997 decrease is due primarily to lower average short-term borrowing levels, and the retirement of $100 million of first mortgage bonds in October 1997. The average short-term debt balance for utility operations was $58.9 million in 1998, $208.3 million in 1997 and $265.4 million in 1996.

MERGER COSTS In May 1997, NSP and Wisconsin Energy Corporation (WEC) mutually terminated their plans to merge. NSP's earnings for 1997 include a pretax charge to nonoperating expense of $29 million, or 12 cents per share, to write off its cumulative merger-related costs incurred.

PREFERRED DIVIDENDS Dividends paid to preferred shareholders declined by $5.5 million in 1998 and $1.2 million in 1997 due to the redemption of several series of preferred stock during those years.

NONREGULATED BUSINESS RESULTS

NSP anticipates that the earnings from nonregulated operations will experience more variability than regulated utility businesses, due to the nature of these nonregulated businesses. A description of NSP's primary nonregulated businesses and their earnings contribution is summarized below.
    - NRG is primarily involved in independent power production, commercial and industrial heating and cooling, and energy-related refuse-derived fuel production. NRG's business strategy includes holding a portfolio of nonregulated energy projects on both a wholly owned and joint venture basis. The divestitures of partial or entire interests in projects when the economics maximize shareholder value is a continuing part of NRG's strategy.
    - EMI is primarily an energy services company.
    - Eloigne invests in affordable housing.
    - Seren provides broadband communication services.

  CONTRIBUTION TO NSP'S EARNINGS PER SHARE    1998     1997     1996
--------------------------------------------------------------------------------
  NRG                                        $0.28    $0.16    $0.15
  EMI                                        (0.05)   (0.08)   (0.06)
  Eloigne                                     0.04     0.03     0.02
  Seren                                      (0.02)   (0.01)    0.00
  Other                                       0.01     0.01     0.01
--------------------------------------------------------------------------------
   TOTAL                                     $0.26    $0.11    $0.12
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NRG NRG's earnings increased in 1998, compared with 1997, primarily due to income from new projects, including: El Segundo, Long Beach, certain Pacific Generation Company (PGC) operations, an increase in NRG's holdings in Energy Developments Limited and higher earnings from Loy Yang. In addition, NRG's landfill gas subsidiary, NEO, entered into projects in 1997 and 1998 that are generating higher levels of energy tax credits. Increased earnings were partially offset by higher interest costs due to the $250 million senior notes issued in mid-1997, interest on NRG's revolving line of credit and new debt obtained for certain NEO projects and the purchase of PGC. Also, NRG's earnings in 1998 were adversely affected by declines in the value of the Australian dollar and German deutsche mark in relation to the U.S. dollar. If exchange rates throughout 1998 had stayed the same as the beginning of the year, NRG's 1998 earnings would have been approximately 1 cent per share higher.

In December 1998, NRG sold one-half of its 50 percent interest in Enfield Energy Centre Ltd. (EECL) to an affiliate of El Paso International for approximately $26.2 million, resulting in an after-tax gain to NRG of approximately $16.6 million. This gain increased 1998 earnings by approximately 11 cents per share. NRG continues to hold a 25 percent interest in EECL. Also in 1998, NRG recorded a charge of approximately $22 million ($15.2 million after tax) to write down its investment in a 400-megawatt, coal-fired power station in Cilegon, West Java, due to the political and economic instability in Indonesia. This write-down reduced 1998 earnings by approximately 10 cents per share.

NRG's 1997 earnings increased compared with 1996 largely due to income from new projects, including tax credits from NEO. New projects contributing to NRG's earnings include: Bolivian Power Company Ltd. (COBEE), PGC, Schkopau and Loy Yang. NRG's earnings also included gains on the sale of equity interests in two projects late in 1997, offset by a write-down of NRG's Sunnyside project. NRG's increased earnings in 1997 were partially offset by increased interest costs and declines in the value of the Australian dollar and German deutsche mark in relation to the U.S. dollar. If exchange rates throughout 1997 stayed the same as the beginning of the year, NRG's 1997 earnings would have been approximately 2 cents per share higher.

In the past, NSP has reported gains from divestitures of NRG projects and losses from write-downs of NRG projects as nonrecurring items. Since its inception, NRG's investment in nonregulated energy projects has grown substantially. NRG manages these projects as a portfolio and evaluates earnings enhancement opportunities and risks from unsuccessful ventures on an ongoing basis. As such, NSP expects gains and losses to occur periodically. Therefore, while NSP will continue to disclose significant NRG gains and losses, we will no longer report these transactions as nonrecurring events.

Further information on NRG's financial results may be obtained from NRG's annual report on Form 10-K filed with the SEC.

EMI EMI's losses for 1998 were lower than 1997, due to increased margins and 1997 losses incurred by Enerval, a joint venture previously held by EMI. In June 1998, EMI sold its interest in Enerval. EMI's investment in Enerval was written down in the fourth quarter of 1997 and, as a result, the transaction had no material impact on 1998 earnings.

EMI's losses for 1997 were higher than 1996 losses, primarily due to losses incurred by EMI's gas marketing joint venture, Enerval; the partial write-down of EMI's investment in Enerval; and increased expenses related to combining operations with Energy Solutions International, Inc. and Energy Masters Corporation, both purchased by EMI in July 1997. These increased losses were partially offset by increased operating margins, primarily due to the curtailment of gas trading activity in the second quarter of 1996, which negatively affected operating margins during the first half of 1996.

OTHER Eloigne's earnings grew in 1997 and 1998, due to new investments in affordable housing projects. Seren is experiencing losses as it develops its broadband communication services network in St. Cloud, Minn.

FACTORS AFFECTING RESULTS OF OPERATIONS

NSP's results of operations during 1998, 1997 and 1996 primarily were dependent on its electric and gas utility businesses. NSP's utility revenues depend on customer usage, which varies with weather conditions, general business conditions and the cost of energy services. Various regulatory agencies approve the prices for electric and gas service within their respective jurisdictions. In addition, NSP's nonregulated businesses are contributing to NSP's earnings. The historical and future trends of NSP's operating results have been and are expected to be affected by the following factors:

REGULATION NSP's utility rates are approved by the Federal Energy Regulatory Commission (FERC) and state regulatory commissions in Minnesota, North Dakota, South Dakota, Wisconsin, Arizona and Michigan. Rates are designed to recover plant investment, operating costs and an allowed return on investment, using an annual period upon which rate case filings are based. NSP requests changes in rates for utility services as needed through filings with the governing commissions. The rates charged to retail customers in Wisconsin are reviewed and adjusted biennially. Because comprehensive rate changes are requested infrequently in Minnesota, NSP's primary jurisdiction, changes in operating costs can affect NSP's earnings, shareholders' equity and other financial results. Except for Wisconsin electric operations, NSP's retail rate schedules provide for cost-of-energy and resource adjustments to billings and revenues for changes in the cost of fuel for electric generation, purchased energy, purchased gas and, in Minnesota, conservation and energy management program costs. For Wisconsin electric operations, where cost-of-energy adjustment clauses are not used, the biennial retail rate review process and an interim fuel cost hearing process provide the opportunity for rate recovery of changes in electric fuel and purchased energy costs in lieu of a cost-of-energy adjustment clause. In addition to changes in operating costs, other factors affecting rate filings are sales growth, conservation and demand-side management efforts and the cost of capital.

Regulated public utilities are allowed to record as assets certain costs that would be expensed by nonregulated enterprises and to record as liabilities certain gains that would be recognized as income by nonregulated enterprises. If restructuring or other changes in the regulatory environment occur, NSP may no longer be eligible to apply this accounting treatment and may be required to eliminate such regulatory assets and liabilities from its balance sheet.
Such changes could have a material adverse effect on NSP's results of operations in the period the write-off is recorded. At Dec. 31, 1998, NSP reported on its balance sheet regulatory assets of approximately $210 million and regulatory liabilities of approximately $149 million that would need to be recognized in the income statement in the absence of regulation. Included in these regulatory assets are $73 million of conservation expenditures that are expected to be recovered by the year 2000. In addition to a potential write-off of regulatory assets and liabilities, deregulation and competition may require recognition of certain "stranded costs" not recoverable under market pricing. NSP currently does not expect to write off to expense any "stranded costs" unless and until market price levels change or unless cost levels increase above market price levels. (See Notes 1 and 9 to the Financial Statements for further discussion.)

In June 1998, the Minnesota Department of Public Service recommended the Minnesota Public Utilities Commission (MPUC) discontinue recovery of lost margins, load management discounts and performance incentives from conservation programs for NSP-Minnesota and other Minnesota public utilities. In November 1998, the MPUC approved continued recovery of lost margins, discounts and performance bonuses for 1998. However, the MPUC put Minnesota utilities on notice that there may be significant changes, including elimination of rate recovery, pending the outcome of a 1999 study. A commission round table will study the issue and report its findings by May 1, 1999. In 1998, NSP-Minnesota recorded approximately $33 million, primarily in electric revenue, from the conservation incentives under review by the MPUC.

RATE FILINGS The status of NSP's recent rate and cost-of-service filings with regulators is summarized below:
    - In December 1997, NSP-Minnesota filed an annual natural gas rate increase request of approximately $18.5 million in Minnesota. An interim rate increase totaling $13.9 million on an annualized basis was approved effective Feb. 1, 1998, subject to refund. On Dec. 11, 1998, the MPUC issued its final order granting NSP-Minnesota a gas rate increase of $13.4 million, or 4.0 percent, on an annualized basis.

    - In November 1997, NSP-Wisconsin filed a retail electric and gas rate case with the Public Service Commission of Wisconsin (PSCW), requesting an annual increase of approximately $12.7 million, or 4.3 percent, in retail electric rates and an annual decrease of $1.7 million, or 1.9 percent, in retail gas rates. On Sept. 15, 1998, the PSCW issued an order granting an electric rate increase of $7.3 million, or 2.5 percent, and a gas rate decrease of $1.9 million, or 2.2 percent, on an annual basis.

    - In February and March of 1998, NSP filed wholesale electric point-to-point and NTS rate cases with the FERC. The proposed point-to-point rates would, if approved, increase third party transmission service revenue by approximately $3 million and ancillary service revenues by $1 million, annually. The NTS tariff change would, if approved, reduce NTS costs from 1997 levels. During April 1998, the FERC voted to allow the proposed increases in point-to-point and ancillary service rates effective Oct. 1, 1998, subject to refund, and to consolidate the cases. In late 1998, NSP reached a settlement in principle with the parties to the case. The settlement is expected to be filed in the first quarter of 1999 and is subject to FERC approval.

    - In June 1998, Viking filed a rate case with the FERC, requesting a $3 million annual rate increase. In December 1998, Viking arrived at a settlement in principle with parties to the case. The final settlement will be filed in the first quarter of 1999 and is subject to FERC approval.

    - In December 1998, NSP-Minnesota submitted a voluntary cost separation filing with the MPUC, which outlines the method NSP proposes to use to assign costs of its electric operations to business segments and state jurisdictions. Because of changes and increased competition in the electric industry, NSP wants to separate or "unbundle" its generation, transmission and distribution costs. This filing does not propose to change electric rates for any of NSP's customers in Minnesota. An administrative law judge has been assigned to convene a technical conference of interested parties to discuss the merits of NSP's cost separation proposal. A report is expected to be issued in the second quarter of 1999.

COMPETITION The Energy Policy Act of 1992 has been a catalyst for comprehensive and significant changes in the operation of electric utilities, including increased competition. The Act's reform of the Public Utility Holding Company Act of 1935 (PUHCA) promoted creation of wholesale nonutility power generators and authorized the FERC to require utilities to provide wholesale transmission services to third parties. The legislation allows utilities and nonregulated companies to build, own and operate power plants nationally and internationally without being subject to restrictions that previously applied to utilities under the PUHCA.

In 1996, the FERC issued Orders No. 888 and 889 to foster competition in the electric utility industry. These orders give competing wholesale suppliers the ability to transmit electricity through a utility's transmission system. Order No. 888 grants nondiscriminatory access to transmission service. Order No. 889 seeks to ensure a fair market by imposing standards of conduct on transmission system owners, by requiring separation of the wholesale power supply - or merchant - function from the transmission system operation function, and by mandating the posting of transmission availability and pricing information on an electronic bulletin board. These new open access rules became effective in 1996 and 1997. In 1997, the FERC issued clarifying final orders in response to rehearing requests by numerous market participants regarding Orders No. 888 and
889. These FERC clarifying final orders are currently being appealed in federal court. NSP has made open access transmission tariff filings and compliance filings with the FERC and believes it is taking the proper steps to comply with the new rules as they become effective.

Some states have begun to allow retail customers to choose their electricity supplier, and many other states are considering retail access proposals. The Minnesota Legislature continues to study the issues, but has determined that further study is necessary before any action can be taken. The PSCW revised its restructuring plan, delaying the start of retail competition to 2002. The Michigan Public Service Commission approved a plan to begin offering a choice of suppliers to retail customers in selected markets in 1998. The timing of regulatory actions regarding restructuring and their impact on NSP cannot be predicted at this time and may be significant.

INDEPENDENT TRANSMISSION COMPANY (ITC) In April 1998, NSP announced its intention to divest its electric transmission business to form an independent company unaffiliated with the rest of its utility operations.
Several developments have occurred since this commitment was made.
    - In April 1998, the 1997 Wisconsin Act 204 became law. Act 204 includes provisions that require the PSCW to order a public utility that owns transmission facilities in Wisconsin to transfer control of its transmission acilities to an independent system operator (ISO) or divest the public utility's interest in its transmission facilities to an independent transmission owner (ITO) if the public utility has not already transferred control to an ISO or divested to an ITO by June 30, 2000. Under certain circumstances, the PSCW has authority to waive imposition of such an order on June 30, 2000. At Dec. 31, 1998, the net book value of NSP-Wisconsin's transmission assets was approximately $148 million.

    - In November 1998, NSP and Alliant Energy (Alliant) announced plans to develop an ITC to provide transmission services to the Upper Midwest. The two companies are developing a relationship by which NSP will create an ITC, which will lease the transmission assets of Alliant. Lease terms have not been finalized. The ITC is intended to be a publicly traded entity and not an affiliate of NSP or Alliant. NSP and Alliant plan to seek the necessary approvals from state and federal regulators in 1999, with the ITC proposed to be operational in 2000.

    - In November 1998, the members of Mid-Continent Area Power Pool (MAPP) rejected a proposal to establish a MAPP ISO. In December 1998, Minnesota Power Company (MP) filed a complaint with the FERC, alleging that NSP violated its duty in a settlement agreement to work cooperatively to form an ISO by voting against the MAPP ISO. MP also wants NSP's transmission rate structure to be declared unreasonably discriminatory. MP is requesting the FERC to order NSP to join the newly formed Midwest ISO, or to order NSP to charge the Midwest ISO regional rate and to revoke NSP's market rate authority.

    - Due to the need for regulatory approval and other factors outside NSP's control, there is no guarantee that NSP will be successful in forming an ITC, or that if an ITC is formed it will include Alliant. In the event that NSP is successful in forming an ITC, NSP would ultimately divest its electric transmission assets. At Dec. 31, 1998, the net book value of NSP's transmission assets was approximately $647 million. If NSP is not successful in forming an ITC, Act 204 currently would require the transfer of control of NSP-Wisconsin's transmission assets to an ISO, unless a waiver is granted.

INDEPENDENT NUCLEAR GENERATING COMPANY In April 1998, NSP announced its intention to divest its nuclear generation business to form an independent company unaffiliated with the rest of its utility operations.
    - During 1998, in the first step toward this commitment, NSP, Alliant, WEC and Wisconsin Public Service Corp. agreed to form a cooperative nuclear alliance to improve plant performance and reliability, strengthen operational efficiency, maintain high safety levels and reduce costs. Working teams are being organized to implement cooperative alliances in several areas, including: fuel management, Year 2000 initiatives, inventory management, information exchange and self-assessment programs. The four companies operate seven nuclear units at five sites with a total generation capacity exceeding 3,650 megawatts.

    - NSP continues to work with regulators and potential business partners toward the divestiture of its nuclear generation business. At Dec. 31, 1998, the net book value of NSP's nuclear assets (excluding decommissioning investments and obligations) was approximately $737 million.

ENERGY MARKETING In April 1998, NSP announced an initiative to expand its wholesale energy marketing efforts by formally establishing an Energy Marketing division within NSP's Generation business unit. During 1998, Energy Marketing:
    - Established a comprehensive risk management program. Since electricity cannot be stored, there is potential for extreme price volatility. Strict risk management is an integral element of Energy Marketing's business activity.

    - Led the development of the Minneapolis Grain Exchange (MGE) electricity futures and option contracts. The MGE contracts provide NSP and the region an opportunity to hedge against the price volatility inherent in the electric market.

    - Obtained market-based rate approval from the FERC in June 1998. This enables Energy Marketing to sell energy at market prices in addition to selling under traditional cost-based rates.

    - Expanded the scale of NSP's electric sales for resale, increasing sales volume by approximately 35 percent.

USED NUCLEAR FUEL STORAGE AND DISPOSAL In 1994, NSP received legislative authorization from the state of Minnesota for the use of 17 casks for temporary spent-fuel storage at NSP's Prairie Island nuclear generating facility. Through the use of longer fuel cycles and utilization of temporary storage racks in the spent fuel pools, NSP has determined 17 casks will allow operation of the facility until 2007. The first nine casks have been authorized by the Minnesota Environmental Quality Board (MEQB). NSP had loaded seven of the casks as of Dec. 31, 1998. As a condition of the authorization, the Minnesota Legislature established several resource commitments for NSP, including wind and biomass generation sources as well as other requirements. NSP is complying with these requirements. The MEQB has terminated an alternative siting process, which had been one of the original legislative requirements.

NSP and other utilities have an ongoing dispute with the U.S. Department of Energy (DOE) regarding the DOE's statutory and contractual obligations to provide permanent storage and disposal facilities for nuclear fuel by Jan. 31, 1998, as required by the Nuclear Waste Policy Act of 1982. (See Notes 13 and 14 to the Financial Statements for more information.)

YEAR 2000 (Y2K) READINESS To the extent allowed, the information in the following section is designated as a "Year 2000 Readiness Disclosure." NSP is incurring significant costs to modify or replace existing technology, including computer software, for uninterrupted operation in the year 2000 and beyond. In 1996, NSP's Board of Directors approved funding to address development and remediation efforts related to Y2K. A committee made up of senior management is leading NSP's initiatives to identify Y2K related issues and remediate business processes as necessary.

NSP's Y2K program covers not only NSP's 2,000 computer applications, consisting of about 75,000 programs and totaling more than 30 million lines of code, but also the thousands of hardware and embedded system components in use throughout NSP. Embedded systems perform mission-critical functions in all parts of operations, including power generation, transmission, distribution, communications and business operations. NSP has implemented a Y2K methodology consistent with state-of-the-art best practices and standards within the utility industry. This seven-step process includes:
    - Discovery of possible date-related logic in components, systems and processes
    - Assessment of potential problems
    - Development of a plan to address the problem
    - Remediation to resolve the problem
    - Testing to verify that the solutions are workable
    - Implementation of the solution into production
    - Closure through retesting and documentation and review by a separate internal due diligence committee

NSP's timetable for Y2K completion is:
    - As of Dec. 31, 1998, 70 percent of NSP's mission-critical systems and processes were Y2K ready.

    - By March 31, 1999, completion of all Y2K efforts on 90 percent of mission-critical systems and processes.

    - By June 30, 1999, completion of all Y2K efforts on mission-critical systems and processes, completion of all nuclear plant remediation in accordance with Nuclear Regulatory Commission guidelines and finalization of all contingency planning.

    - By Dec. 31, 1999, complete remediation of low-priority applications, complete all testing and implementation, and final closure.

NSP is communicating with its key suppliers and business partners regarding their Y2K progress, particularly in software and embedded component areas, to determine the areas in which NSP's operations may be vulnerable to those parties' failure to complete their remediation efforts. NSP is currently evaluating and initiating follow-up actions regarding the responses from these parties as appropriate. NSP is also working closely with the Electric Power Research Institute, MAPP, the Nuclear Energy Institute, the North American Electric Reliability Council (NERC) and other utilities to enhance coordination, system reliability and compliance with industry and regulatory requirements. In its fourth quarter 1998 report, NERC stated, "findings continue to indicate that transition through critical Y2K dates is expected to have minimal impact on electric operations in North America."

NSP has made significant progress implementing its Y2K plan. Based upon the information currently known regarding its internal operations and assuming successful and timely completion of its remediation plan, NSP does not anticipate significant business disruptions from its internal systems due to the Y2K issue. However, NSP may possibly experience limited interruptions to some aspects of its activities, relating to information technology, operations and administrative functions. NSP is considering such potential occurrences in planning for its most reasonably likely worst case scenarios.

In addition, risk exists regarding the noncompliance of third parties with key business or operational importance to NSP. Y2K problems affecting key customers, interconnected utilities, fuel suppliers and transporters, telecommunications providers or financial institutions could result in lost power or gas sales, reductions in power production or transmission, or internal functional and administrative difficulties on the part of NSP. NSP is not presently aware of any such situations; however, occurrences of this type, if severe, could have material adverse impacts upon the business, operating results or financial condition of NSP. Consequently, there can be no assurance that NSP will be able to identify and correct all aspects of the Y2K problem that affect it in sufficient time, or that the costs of achieving Y2K readiness will not be material.

NSP is currently updating contingency plans for all material Y2K risk and is on track to meet the contingency planning schedule set forth by NERC. Among the areas contingency planning will address are delays in completion of NSP's remediation plans, failure or incomplete remediation results and failure of key third party contacts to be Y2K compliant.

Through 1998, NSP had spent approximately $13.1 million for Y2K efforts, which primarily is expensed as incurred. The additional development and remediation costs necessary for NSP to prepare for Y2K is estimated to be approximately $11.3 million.

ENVIRONMENTAL MATTERS NSP incurs several types of environmental costs, including nuclear plant decommissioning, storage and ultimate disposal of spent nuclear fuel, disposal of hazardous materials and wastes, remediation of contaminated sites and monitoring of discharges into the environment. Because of greater environmental awareness and increasingly stringent regulation, NSP has experienced increasing environmental costs. This trend has caused, and may continue to cause, slightly higher operating expenses and capital expenditures for environmental compliance.

In addition to nuclear decommissioning and spent nuclear fuel disposal expenses, costs charged to NSP's operating expenses for environmental monitoring and disposal of hazardous materials and wastes were approximately:
    - $32 million in 1998
    - $31 million in 1997
    - $31 million in 1996

NSP expects to average approximately $34 million per year for the five-year period 1999-2003. However, the precise timing and amount of environmental costs, including those for site remediation and disposal of hazardous materials, are currently unknown.

Capital expenditures on environmental improvements at its utility facilities, which include the costs of constructing spent nuclear fuel storage casks, were approximately:
    - $21 million in 1998
    - $19 million in 1997
    - $10 million in 1996

NSP expects to incur approximately $32 million in capital expenditures for compliance with environmental regulations in 1999 and approximately $100 million for the five-year period 1999-2003.

(See Notes 13 and 14 to the Financial Statements for further discussion of these and other environmental contingencies.)

WEATHER NSP's earnings can be significantly affected by unusual weather.
Very hot summers and very cold winters increase electric and gas sales. Unseasonably mild weather reduces electric and gas sales. The following summarizes the estimated impact on NSP's earnings due to temperature variations from historical averages.
    - Weather in 1998 decreased earnings by an estimated 11 cents per share
    - Weather in 1997 decreased earnings by an estimated 6 cents per share
    - Weather in 1996 increased earnings by an estimated 8 cents per share

IMPACT OF NONREGULATED INVESTMENTS A significant portion of NSP's earnings comes from nonregulated operations. NSP expects to continue investing in nonregulated projects, including domestic and international power production projects through NRG. The nonregulated projects in which NSP or its subsidiaries have invested and may invest in the future carry a higher level of risk than NSP's traditional utility businesses due to a number of factors, including:

    - competition, operating risks, dependence on certain suppliers and customers and domestic and foreign environmental and energy regulations;

    - partnership and government actions and foreign government, political, economic and currency risks; and

    - development risks, including uncertainties prior to final legal closing.

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

USE OF DERIVATIVES AND MARKET RISK NSP uses derivative financial instruments to mitigate the impact of changes in: foreign currency exchange rates on NRG's international project cash flows, natural gas prices on EMI's margins, electricity prices on Energy Marketing's margins and interest rates on the cost of borrowing.

The fair value of NRG's foreign currency contracts is sensitive to market risk as a result of changes in foreign currency exchange rates. As of Dec. 31, 1998, a 10 percent appreciation in foreign exchange rates from prevailing market rates would decrease the market value of NRG's foreign currency contracts by approximately $0.3 million. Conversely, a 10 percent depreciation in these currencies from the prevailing market rates would increase the market value by approximately $0.3 million.

EMI is exposed to market risk through changes in market prices of natural gas forward and futures contracts. As of Dec. 31, 1998, a 10 percent increase in natural gas forward and futures prices would result in a gain on these contracts of approximately $0.5 million. Conversely, a 10 percent decrease in natural gas forward and futures prices would result in a loss on these contracts of approximately $0.5 million. These hypothetical gains and losses on natural gas forward and futures contracts would be offset by the gains and losses on the underlying commodities being hedged.

NSP's Energy Marketing division is exposed to market risk of changes in market prices of electricity. The market risk of these energy futures contracts is immaterial.

Market risk associated with NSP's interest rate swap agreement results from short-term interest rate fluctuations. This market risk is not material since this swap expired on Feb. 1, 1999. (See Notes 1 and 11 to the Financial Statements for further discussion of NSP's financial instruments and derivatives.)

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

In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133 - Accounting for Derivative Instruments and Hedging Activities. This statement requires that all derivatives be recognized at fair value in the balance sheet and all changes in fair value be recognized currently in earnings or deferred as a component of other comprehensive income, depending on the intended use of the derivative, its resulting designation and its effectiveness. NSP is required to adopt this standard in 2000, but can elect to adopt it earlier. NSP has not determined the potential impact of implementing this statement or its expected adoption date.

INFLATION Inflation at its current level is not expected to materially affect NSP's prices or returns to shareholders.

LIQUIDITY AND CAPITAL RESOURCES

1998 FINANCING REQUIREMENTS NSP's need for capital funds primarily is related to the construction of plant and equipment to meet the needs of electric and gas utility customers and to fund equity commitments or other investments in nonregulated businesses. In 1998:
    - Total utility capital expenditures (including AFC) were $411 million.

    - Of that amount, $332 million related to replacements and improvements of NSP's electric system and nuclear fuel, and $49 million involved construction of natural gas facilities, including Viking.

    - NSP companies (mainly NRG and Eloigne) invested approximately $279 million for equity interests in and loans to nonregulated projects, for the acquisition of existing businesses and for additions to nonregulated property.

1998 FINANCING ACTIVITY During 1998, NSP's sources of capital included internally generated funds and external financings. The allocation of financing requirements between these capital resources is based on the relative cost of each resource, regulatory restrictions and NSP's long-range capital structure objectives. A capital structure consisting of 47.3 percent common equity at year-end 1998 contributes to NSP's financial flexibility and strength. The following summarizes the financing sources used in 1998.
    - Internal funds - Funds generated internally from operating cash flows in 1998 remained sufficient to meet working capital needs, debt service, dividend payout requirements and construction expenditures, as well as to fund a significant portion of nonregulated investment commitments. NSP's stated goal for its pretax interest coverage ratio for utility operations is 3.5-5.0. The utility pretax interest coverage ratio, excluding AFC, was
      3.8 in 1998, 3.6 in 1997 and 4.4 in 1996, which falls within the range. Internally generated funds from utility operations could have provided financing for more than 100 percent of NSP's utility capital expenditures for 1998 and approximately 93 percent of the $2.0 billion in utility capital expenditures incurred for the five-year period 1994-1998. The pretax interest coverage ratio, excluding AFC, for all NSP operations was
      2.9 in 1998, 2.8 in 1997 and 3.7 in 1996.

    - External financing - NSP's short-term debt availability and usage is described in Note 2 to the Financial Statements. In general, short-term borrowings are used to provide temporary financing, mainly for NSP-Minnesota and NRG, for utility capital expenditures, nonregulated projects and other short-term cash needs. NSP's long-term debt and capital stock activity are shown on the Statements of Capitalization and Stockholders' Equity. These sources are used to provide permanent financing for both regulated and nonregulated business activities. In addition to funding current year capital needs, external financing activities also reflect NSP's management of its capital structure to maintain desired capitalization ratios.

NSP's 1998 nonregulated construction expenditures and equity investments in nonregulated projects were primarily financed through internally generated funds and the issuance of debt by nonregulated subsidiaries. Project financing requirements, in excess of equity contributions from investors, were satisfied with project debt and loans from NSP's nonregulated businesses, mainly NRG. Project debt associated with many of NSP's nonregulated investments is not reflected in NSP's balance sheet because the equity method of accounting is used for such investments. (See Note 10 to the Financial Statements.) Loans made by NSP to nonregulated projects are reflected separately on the balance sheet as Notes Receivable from Nonregulated Projects.

FUTURE FINANCING REQUIREMENTS NSP currently estimates that its utility capital expenditures will be $450 million in 1999 and $2.1 billion for the five-year period 1999-2003. Of the 1999 amount, approximately $369 million is scheduled for electric utility facilities and approximately $69 million for natural gas facilities, including Viking. In addition to utility capital expenditures, expected financing requirements for the five-year period 1999-2003 include approximately $825 million to retire long-term debt and fund principal maturities.

If NSP carries out its game plan to divest transmission and nuclear generation assets, capital expenditures would be significantly lower. Another game plan item, expansion of NSP's utility distribution, includes possible business combinations that may require substantial issuance of capital.

Through its subsidiaries, NSP expects to invest significant amounts in nonregulated projects in the future. Financing requirements for nonregulated project investments will vary depending on the success, timing and level of involvement in projects currently under consideration. Potential capital requirements for nonregulated projects and property, which include acquisitions and project investments, are estimated to be approximately $1.3 billion in 1999 and approximately $1.7 billion for the five-year period 1999-2003. The 1999 nonregulated capital requirements reflect NRG's expected acquisitions of existing generation facilities, including: Arthur Kill, Astoria, Somerset, Dunkirk, Huntley and Encina. A significant portion of these capital requirements is expected to be financed by nonrecourse project debt.

NSP and its subsidiaries continue to evaluate opportunities to enhance shareholder returns and achieve long-term financial objectives through investments in projects or acquisitions of existing businesses. These investments could cause significant changes to the capital requirement estimates for nonregulated projects and property. Long-term financing may be required for such investments.

NSP also will have future financing requirements for the portion of nuclear plant decommissioning costs not funded externally. Based on the most recent decommissioning study approved by regulators, these amounts are anticipated to be approximately $363 million and are expected to be paid during the years 2010 to 2022.

FUTURE SOURCES OF FINANCING NSP expects to meet future financing requirements by periodically issuing long-term debt, short-term debt, common stock and preferred securities to maintain desired capitalization ratios. Over the long term, NSP's equity investments in and acquisitions of nonregulated projects are expected to be financed at the nonregulated subsidiary level from internally generated funds or the issuance of subsidiary debt. Financing requirements for the nonregulated projects, in excess of equity contributions from partners, are expected to be fulfilled through project or subsidiary debt. Decommissioning expenses not funded by an external trust are expected to be financed through a combination of internally generated funds, long-term debt and common stock. The extent of external financing to be required for nuclear decommissioning costs is unknown at this time.

The following summarizes the financing sources expected to be available to NSP in the near future:
    - Internal funds - Internally generated funds from utility operations are expected to equal approximately 80 percent of anticipated utility capital expenditures for 1999 and approximately 85 percent of the $2.1 billion in anticipated utility capital expenditures for the five-year period 1999-2003. Because NRG has generally been reinvesting foreign cash flows in operations outside the United States, the equity income from foreign investments is not fully available to provide operating cash flows for domestic cash requirements such as payment of NSP dividends, domestic capital expenditures and domestic debt service. Through NRG, NSP is establishing a diverse portfolio of foreign energy projects with varying levels of cash flows, income and foreign taxation to allow maximum flexibility of foreign cash flows in the future.

    - Short-term debt - NSP's board of directors has approved short-term borrowing levels up to 10 percent of capitalization. NSP has received regulatory approval for up to $604 million in short-term borrowing levels and plans to keep its credit lines at or above its average level of commercial paper borrowings. NSP credit lines (as discussed in Note 2 to the Financial Statements) make short-term financing available in the form of bank loans, letters of credit and support for commercial paper for utility operations.

    - Long-term debt - NSP-Minnesota's and NSP-Wisconsin's first mortgage indentures limit the amount of first mortgage bonds that may be issued. The MPUC and the PSCW have jurisdiction over securities issuance. At Dec. 31, 1998, with an assumed interest rate of 6.25 percent, NSP-Minnesota could have issued about $2.4 billion of additional first mortgage bonds under its indenture and NSP-Wisconsin could have issued about $326 million of additional first mortgage bonds under its indenture. In November 1998, NSP filed with the SEC a $400 million universal debt shelf registration. NSP currently has $50 million of registered, but unissued, bonds remaining from its $300 million first mortgage bond shelf registration, which was filed in October 1995. Depending on market conditions, NSP expects to issue the bonds to raise additional capital for general corporate purposes or to redeem or retire outstanding securities. In 1999, NRG anticipates issuing approximately $300 million of corporate debt to finance several acquisitions that are expected to close during the year.

    - Common stock - NSP's Articles of Incorporation authorize an additional
      197.3 million shares of common stock in excess of shares issued at Dec. 31, 1998. In 1996, NSP filed a registration statement with the SEC to provide for the sale of up to 1.6 million additional shares of new common stock under NSP's Dividend Reinvestment and Stock Purchase Program (DRSPP) and Executive Long-term Incentive Award Stock Plan. NSP may issue new shares or purchase shares on the open market for its stock-based plans. (See Note 4 to the Financial Statements for discussion of stock awards outstanding.) NSP plans to issue new shares for its DRSPP, Employee Stock Ownership Plan (ESOP) and Executive Long-term Incentive Award Stock Plans in 1999. Also, NSP may consider a general common stock offering in 1999, depending on corporate needs and opportunities.

    - Preferred stock - NSP's Articles of Incorporation authorize the maximum amount of preferred stock that may be issued. Under these provisions, NSP could have issued all $595 million of its remaining authorized, but unissued, preferred stock at Dec. 31, 1998, and remained in compliance with all interest and dividend coverage requirements.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------------------

See Management's Discussion and Analysis under Item 7, incorporated by reference.



ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------------------------------------------------------------------------------

See Item 14(a)-1 in Part IV for index of financial statements included herein.

See Note 16 of Notes to Financial Statements for summarized quarterly financial data.




REPORT OF INDEPENDENT ACCOUNTANTS

TO THE SHAREHOLDERS OF NORTHERN STATES POWER COMPANY:

In our opinion, the accompanying consolidated balance sheets and statements of capitalization and the related consolidated statements of income, of common stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Northern States Power Company (NSP), a Minnesota corporation, and its subsidiaries at Dec. 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended Dec. 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of NSP's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/
PRICEWATERHOUSECOOPERS  LLP
MINNEAPOLIS, MINNESOTA
FEB. 1, 1999

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                          YEAR ENDED DECEMBER 31
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)                                  1998              1997             1996
-----------------------------------------------------------------------------------------------------------------------------
  UTILITY OPERATING REVENUES
   Electric: Retail                                                            $2 145 548        $2 052 288       $1 985 923
          Sales for resale and other                                              216 803           166 262          141 490
  Gas                                                                             456 823           515 196          526 793
-----------------------------------------------------------------------------------------------------------------------------
      Total                                                                     2 819 174         2 733 746        2 654 206
-----------------------------------------------------------------------------------------------------------------------------
  UTILITY OPERATING EXPENSES
   Fuel for electric generation                                                   311 368           309 999          301 201
   Purchased and interchange power                                                377 907           286 239          243 562
   Cost of gas purchased and transported                                          267 050           331 296          335 453
   Other operation                                                                392 054           368 545          333 010
   Maintenance                                                                    181 066           164 542          155 830
   Administrative and general                                                     150 078           141 802          148 656
   Conservation and energy management                                              71 134            70 939           69 784
   Depreciation and amortization                                                  338 225           325 880          306 432
   Property and general taxes                                                     220 620           227 893          232 824
   Income taxes                                                                   145 383           144 855          161 410
-----------------------------------------------------------------------------------------------------------------------------
      Total                                                                     2 454 885         2 371 990        2 288 162
-----------------------------------------------------------------------------------------------------------------------------
  Utility operating income                                                        364 289           361 756          366 044
-----------------------------------------------------------------------------------------------------------------------------
  OTHER INCOME (EXPENSE)
   Income from nonregulated businesses - before interest and taxes                 51 171            12 078           18 543
   Allowance for funds used during construction - equity                            8 509             6 401            7 595
   Merger costs                                                                                     (29 005)
   Other utility income (deductions) - net                                         (3 697)           (2 886)          (1 544)
   Income taxes on nonregulated operations and nonoperating items - benefit        40 588            48 145           14 600
-----------------------------------------------------------------------------------------------------------------------------
      Total                                                                        96 571            34 733           39 194
-----------------------------------------------------------------------------------------------------------------------------
  Income before financing costs                                                   460 860           396 489          405 238
-----------------------------------------------------------------------------------------------------------------------------
  FINANCING COSTS
   Interest on utility long-term debt                                             104 171           101 250          101 177
   Other utility interest and amortization                                         11 612            19 063           21 950
   Nonregulated interest and amortization                                          54 261            34 627           18 834
   Allowance for funds used during construction - debt                             (7 307)          (10 208)         (11 262)
-----------------------------------------------------------------------------------------------------------------------------
      Total interest charges                                                      162 737           144 732          130 699
   Distributions on redeemable preferred securities of subsidiary trust            15 750            14 437
-----------------------------------------------------------------------------------------------------------------------------
      Total financing costs                                                       178 487           159 169          130 699
-----------------------------------------------------------------------------------------------------------------------------
  NET INCOME                                                                      282 373           237 320          274 539
  Preferred stock dividends and redemption premiums                                 5 548            11 071           12 245
-----------------------------------------------------------------------------------------------------------------------------
  EARNINGS AVAILABLE FOR COMMON STOCK                                          $  276 825        $  226 249       $  262 294
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
  Average number of common shares outstanding (000's)                             150 502           140 594          137 121
  Average number of common and potentially dilutive shares outstanding (000's)    150 743           140 870          137 358

  EARNINGS PER AVERAGE COMMON SHARE - BASIC                                    $     1.84        $     1.61       $     1.91
  EARNINGS PER AVERAGE COMMON SHARE - DILUTED                                  $     1.84        $     1.61       $     1.91

  Common dividends declared per share                                          $   1.4250        $   1.4025       $   1.3725
-----------------------------------------------------------------------------------------------------------------------------

  SEE NOTES TO FINANCIAL STATEMENTS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          YEAR ENDED DECEMBER 31
  (THOUSANDS OF DOLLARS)                                                         1998              1997             1996
-----------------------------------------------------------------------------------------------------------------------------
  CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                   $282 373          $237 320         $274 539
    Adjustments to reconcile net income to cash from operating activities:
      Depreciation and amortization                                               379 397           358 928          335 605
      Nuclear fuel amortization                                                    43 816            40 015           45 774
      Deferred income taxes                                                        (1 017)           (5 902)         (30 561)
      Deferred investment tax credits recognized                                   (9 432)          (10 061)          (9 352)
      Allowance for funds used during construction - equity                        (8 509)           (6 401)          (7 595)
      Undistributed equity in earnings of unconsolidated affiliates               (22 753)           (5 364)         (25 976)
      Write-off of prior year merger costs                                                           25 289
      Cash provided by (used for) changes in certain working capital
        items (see below)                                                         (13 673)           36 117          (58 634)
      Cash provided by changes in other assets and liabilities                     51 863            19 844           20 664
-----------------------------------------------------------------------------------------------------------------------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                       702 065           689 785          544 464
-----------------------------------------------------------------------------------------------------------------------------
  CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures:
      Utility plant additions (including nuclear fuel)                           (411 113)         (396 605)        (386 655)
      Additions to nonregulated property                                          (44 918)          (35 928)         (25 807)
    Increase (decrease) in construction payables                                    5 270             2 563           (3 716)
    Allowance for funds used during construction - equity                           8 509             6 401            7 595
    Investment in external decommissioning fund                                   (41 360)          (41 261)         (40 497)
    Equity investments, loans and deposits for nonregulated projects             (234 214)         (395 495)        (299 173)
    Collection of loans made to nonregulated projects                             109 530            87 128          116 126
    Business acquisitions                                                                          (159 600)
    Other investments - net                                                         1 307           (15 692)         (15 873)
-----------------------------------------------------------------------------------------------------------------------------
  NET CASH USED FOR INVESTING ACTIVITIES                                         (606 989)         (948 489)        (648 000)
-----------------------------------------------------------------------------------------------------------------------------
  CASH FLOWS FROM FINANCING ACTIVITIES
    Change in short-term debt - net issuances (repayments)                        (20 522)         (108 023)         152 173
    Proceeds from issuance of long-term debt - net                                290 626           299 779          197 824
    Repayment of long-term debt, including reacquisition premiums                (135 183)         (141 681)         (67 628)
    Proceeds from issuance of preferred securities - net                                            193 315
    Proceeds from issuance of common stock - net                                   72 348           267 965           41 725
    Redemption of preferred stock, including reacquisition premiums               (95 000)          (41 278)
    Dividends paid                                                               (219 746)         (207 726)        (198 234)
-----------------------------------------------------------------------------------------------------------------------------
  NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                           (107 477)          262 351          125 860
-----------------------------------------------------------------------------------------------------------------------------
  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (12 401)            3 647           22 324
    Cash and cash equivalents at beginning of period                               54 765            51 118           28 794
-----------------------------------------------------------------------------------------------------------------------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $ 42 364          $ 54 765         $ 51 118
-----------------------------------------------------------------------------------------------------------------------------
  CASH PROVIDED BY (USED FOR) CHANGES IN CERTAIN WORKING CAPITAL ITEMS
    Customer accounts receivable and unbilled utility revenues                   $ (1 583)         $ 47 745        $ (31 925)
    Federal income tax and other receivables                                      (19 853)              133           (9 570)
    Materials and supplies inventories                                             (5 385)           (8 547)          (9 891)
    Payables and accrued liabilities (excluding construction payables)              7 845            (7 342)           1 179
    Other                                                                           5 303             4 128           (8 427)
-----------------------------------------------------------------------------------------------------------------------------
      NET                                                                       $ (13 673)         $ 36 117        $ (58 634)
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the year for:
      Interest (net of amount capitalized)                                       $220 424          $144 062         $121 697
      Income taxes (net of refunds received)                                    $  74 005          $113 009         $165 146
-----------------------------------------------------------------------------------------------------------------------------

  SEE NOTES TO FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                                                                                         DECEMBER 31
  (THOUSANDS OF DOLLARS)                                                                             1998             1997
-----------------------------------------------------------------------------------------------------------------------------
  ASSETS
  UTILITY PLANT
   Electric - including construction work in progress: 1998, $120,095; 1997, $92,302             $7 199 843       $6 964 888
   Gas                                                                                              884 182          821 119
   Other                                                                                            365 101          343 950
-----------------------------------------------------------------------------------------------------------------------------
      Total                                                                                       8 449 126        8 129 957
   Accumulated provision for depreciation                                                        (4 155 641)      (3 868 810)
   Nuclear fuel - including amounts in process: 1998, $16,744; 1997, $23,381                        975 030          932 335
   Accumulated provision for amortization                                                          (873 281)        (832 162)
-----------------------------------------------------------------------------------------------------------------------------
      Net utility plant                                                                           4 395 234        4 361 320
-----------------------------------------------------------------------------------------------------------------------------
  CURRENT ASSETS
   Cash and cash equivalents                                                                         42 364           54 765
   Customer accounts receivable - net of accumulated provisions
      for uncollectible accounts: 1998, $5,176; 1997, $10,406                                       253 559          269 455
   Unbilled utility revenues                                                                        139 098          121 619
   Notes receivable from nonregulated projects                                                        4 460           55 787
   Other receivables                                                                                100 656           80 803
   Materials and supplies inventories - at average cost:
      Fuel                                                                                           58 806           56 434
      Other                                                                                         110 267          107 254
   Prepayments and other                                                                             44 855           55 674
-----------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                                          754 065          801 791
-----------------------------------------------------------------------------------------------------------------------------
  OTHER ASSETS
   Equity investments in nonregulated projects                                                      862 596          740 734
   External decommissioning fund and other investments                                              479 402          400 290
   Regulatory assets                                                                                331 940          340 122
   Nonregulated property - net of accumulated depreciation: 1998, $122,445; 1997, $105,526          282 524          256 726
   Notes receivable from nonregulated projects                                                      106 427           77 639
   Other long-term receivables                                                                       29 796           42 600
   Long-term prepayments and deferred charges                                                        58 398           30 015
   Intangible assets - net of accumulated amortization                                               95 915           92 829
-----------------------------------------------------------------------------------------------------------------------------
      Total other assets                                                                          2 246 998        1 980 955
-----------------------------------------------------------------------------------------------------------------------------
      TOTAL                                                                                      $7 396 297       $7 144 066
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
  LIABILITIES AND EQUITY
  CAPITALIZATION (SEE CONSOLIDATED STATEMENTS OF CAPITALIZATION)
   Common stockholders' equity                                                                   $2 481 246       $2 371 728
   Preferred stockholders' equity                                                                   105 340          200 340
   Mandatorily redeemable preferred securities of subsidiary trust                                  200 000          200 000
   Long-term debt                                                                                 1 851 146        1 878 875
-----------------------------------------------------------------------------------------------------------------------------
      Total capitalization                                                                        4 637 732        4 650 943
-----------------------------------------------------------------------------------------------------------------------------
  CURRENT LIABILITIES
   Long-term debt due within one year                                                               227 600           22 820
   Other long-term debt potentially due within one year                                             141 600          141 600
   Short-term debt                                                                                  239 830          260 352
   Accounts payable                                                                                 271 799          249 813
   Taxes accrued                                                                                    170 274          186 369
   Interest accrued                                                                                  38 836           28 724
   Dividends payable on common and preferred stocks                                                  55 650           54 778
   Accrued payroll, vacation and other                                                               86 673           89 562
-----------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                                   1 232 262        1 034 018
-----------------------------------------------------------------------------------------------------------------------------
  OTHER LIABILITIES
   Deferred income taxes                                                                            814 983          792 569
   Deferred investment tax credits                                                                  128 444          138 509
   Regulatory liabilities                                                                           372 239          305 765
   Postretirement and other benefit obligations                                                     129 514          135 612
   Other long-term obligations and deferred income                                                   81 123           86 650
-----------------------------------------------------------------------------------------------------------------------------
      Total other liabilities                                                                     1 526 303        1 459 105
-----------------------------------------------------------------------------------------------------------------------------
  COMMITMENTS AND CONTINGENT LIABILITIES (SEE NOTES 13 AND 14)
-----------------------------------------------------------------------------------------------------------------------------
      TOTAL                                                                                      $7 396 297       $7 144 066
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

  SEE NOTES TO FINANCIAL STATEMENTS

             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

                                                                                                        ACCUMULATED
                                                                                                              OTHER          TOTAL
                                                                             RETAINED    SHARES HELD  COMPREHENSIVE  STOCKHOLDERS'
  (THOUSANDS OF DOLLARS)                  PAR VALUE        PREMIUM           EARNINGS        BY ESOP         INCOME         EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
  Balance at Dec. 31, 1995
   (as previously reported)                $170 440       $599 094         $1 266 026       $(10 657)      $  2 488     $2 027 391
  Restatement for June 1, 1998
   two-for-one stock split                  170 440       (170 440)
-----------------------------------------------------------------------------------------------------------------------------------
  BALANCE AT DEC. 31, 1995 (AS RESTATED)   $340 880       $428 654         $1 266 026       $(10 657)      $  2 488     $2 027 391
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
  Net income                                                                  274 539                                      274 539
  Currency translation adjustments                                                                              306            306
                                                                                                                           --------
                                                                                                                           --------
  Comprehensive income for 1996                                                                                            274 845
  Dividends declared:
   Cumulative preferred stock                                                 (12 245)                                     (12 245)
   Common stock                                                              (187 521)                                    (187 521)
  Issuances of common stock - net             4 438         37 037                                                          41 475
  Tax benefit from stock options exercised                     369                                                             369
  Loan to ESOP to purchase shares*                                                           (15 000)                      (15 000)
  Repayment of ESOP loan*                                                                      6 566                         6 566
-----------------------------------------------------------------------------------------------------------------------------------
  BALANCE AT DEC. 31, 1996                 $345 318       $466 060         $1 340 799       $(19 091)      $  2 794     $2 135 880
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
  Net income                                                                  237 320                                      237 320
  Currency translation adjustments                                                                          (65 681)       (65 681)
                                                                                                                           --------
                                                                                                                           --------
  Comprehensive income for 1997                                                                                            171 639
  Dividends declared:
   Cumulative preferred stock                                                  (9 923)                                      (9 923)
   Common stock                                                              (202 173)                                    (202 173)
  Premium on redeemed preferred stock                                          (1 148)                                      (1 148)
  Issuances of common stock - net            27 774        240 112                                                         267 886
  Tax benefit from stock options exercised                   1 009                                                           1 009
  Repayment of ESOP loan*                                                                      8 558                         8 558
-----------------------------------------------------------------------------------------------------------------------------------
  BALANCE AT DEC. 31, 1997                 $373 092       $707 181         $1 364 875       $(10 533)      $(62 887)    $2 371 728
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
  Net income                                                                  282 373                                      282 373
  Unrealized loss from marketable
   securities, net of income tax of $4,417                                                                   (6 416)        (6 416)
  Currency translation adjustments                                                                          (19 711)       (19 711)
                                                                                                                           --------
                                                                                                                           --------
  Comprehensive income for 1998                                                                                            256 246
  Dividends declared:
   Cumulative preferred stock                                                  (5 548)                                      (5 548)
   Common stock                                                              (215 069)                                    (215 069)
  Issuances of common stock - net             8 650         66 294                                                          74 944
  Retained earnings of acquired businesses                                      6 065                                        6 065
  Tax benefit from stock options exercised                     850                                                             850
  Loan to ESOP to purchase shares*                                                           (15 000)                      (15 000)
  Repayment of ESOP loan*                                                                      7 030                         7 030
-----------------------------------------------------------------------------------------------------------------------------------
  BALANCE AT DEC. 31, 1998                 $381 742       $774 325         $1 432 696       $(18 503)      $(89 014)    $2 481 246
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

  * Did not affect NSP cash flows

  SEE NOTES TO FINANCIAL STATEMENTS

                    CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                                                                            DECEMBER 31
  (THOUSANDS OF DOLLARS)                                                                               1998             1997
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
  COMMON STOCKHOLDERS' EQUITY
   Common stock - authorized 350,000,000 shares of $2.50 par value;
      issued shares: 1998, 152,696,971; 1997, 149,236,764                                        $  381 742       $  373 092
   Premium on common stock                                                                          774 325          707 181
   Retained earnings                                                                              1 432 696        1 364 875
   Leveraged common stock held by Employee Stock Ownership Plan (ESOP) -
      shares at cost: 1998, 641,884; 1997, 460,506                                                  (18 503)         (10 533)
   Accumulated other comprehensive income                                                           (89 014)         (62 887)
-----------------------------------------------------------------------------------------------------------------------------
         TOTAL COMMON STOCKHOLDERS' EQUITY                                                       $2 481 246       $2 371 728
-----------------------------------------------------------------------------------------------------------------------------
  CUMULATIVE PREFERRED STOCK - authorized 7,000,000 shares of $100 par value;
      outstanding shares: 1998, 1,050,000; 1997, 2,000,000
   NSP-Minnesota
     $3.60 series, 275,000 shares                                                                $   27 500       $   27 500
      4.08 series, 150,000 shares                                                                    15 000           15 000
      4.10 series, 175,000 shares                                                                    17 500           17 500
      4.11 series, 200,000 shares                                                                    20 000           20 000
      4.16 series, 100,000 shares                                                                    10 000           10 000
      4.56 series, 150,000 shares                                                                    15 000           15 000
   Variable Rate series A, 300,000 shares                                                                             30 000
   Variable Rate series B, 650,000 shares                                                                             65 000
-----------------------------------------------------------------------------------------------------------------------------
         Total                                                                                      105 000          200 000
   Premium on preferred stock                                                                           340              340
-----------------------------------------------------------------------------------------------------------------------------
         TOTAL PREFERRED STOCKHOLDERS' EQUITY                                                    $  105 340       $  200 340
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
  MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST - holding as its sole asset junior sub-ordinated deferrable debentures of NSP-Minnesota 7 7/8% series, 8,000,000 shares,
   due Jan. 31, 2037 (See Note 8)                                                                $  200 000       $  200 000
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
  LONG-TERM DEBT
   First Mortgage Bonds - NSP-Minnesota
      Series due:
      Feb. 1, 1999, 5 1/2%                                                                       $  200 000       $  200 000
      Dec. 1, 2000, 5 3/4%                                                                          100 000          100 000
      Oct. 1, 2001, 7 7/8%                                                                          150 000          150 000
      March 1, 2002, 7 3/8%                                                                                           50 000
      Feb. 1, 2003, 7 1/2%                                                                                            50 000
      April 1, 2003, 6 3/8%                                                                          80 000           80 000
      Dec. 1, 2005, 6 1/8%                                                                           70 000           70 000
      Dec. 1, 1998-2006, 6.68%                                                                       16 900**         18 400**
      March 1, 2011, Variable Rate                                                                   13 700*          13 700*
      July 1, 2025, 7 1/8%                                                                          250 000          250 000
      April 1, 2007, 6.80%                                                                           60 000*          60 000*
      March 1, 2019, Variable Rate                                                                   27 900*          27 900*
      Sept. 1, 2019, Variable Rate                                                                  100 000*         100 000*
      March 1, 2003, 5 7/8%                                                                         100 000
      March 1, 2028, 6 1/2%                                                                         150 000
-----------------------------------------------------------------------------------------------------------------------------
         Total                                                                                    1 318 500        1 170 000
-----------------------------------------------------------------------------------------------------------------------------
   Less redeemable bonds classified as current (See Note 3)                                        (141 600)        (141 600)
   Less current maturities                                                                         (201 600)          (1 500)
-----------------------------------------------------------------------------------------------------------------------------
         Net                                                                                     $  975 300       $1 026 900
-----------------------------------------------------------------------------------------------------------------------------

   * Pollution control financing
  ** Resource recovery financing
  SEE NOTES TO FINANCIAL STATEMENTS

                    CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                                                                            DECEMBER 31
  (THOUSANDS OF DOLLARS)                                                                               1998             1997
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
  LONG-TERM DEBT - CONTINUED
   First Mortgage Bonds - NSP-Wisconsin
      Series due:
      Oct. 1, 2003, 5 3/4%                                                                       $   40 000       $   40 000
      March 1, 2023, 7 1/4%                                                                         110 000          110 000
      Dec. 1, 2026, 7 3/8%                                                                           65 000           65 000
-----------------------------------------------------------------------------------------------------------------------------
      Total                                                                                      $  215 000       $  215 000
-----------------------------------------------------------------------------------------------------------------------------
   Guaranty Agreements - NSP-Minnesota
      Series due:
      Feb. 1, 1998-2003, 5.41%                                                                   $    5 100*      $    5 300*
      May 1, 1998-2003, 5.70%                                                                        22 750*          23 250*
      Feb. 1, 2003, 7.40%                                                                             3 500*           3 500*
-----------------------------------------------------------------------------------------------------------------------------
      Total                                                                                          31 350           32 050
   Less current maturities                                                                             (700)            (700)
-----------------------------------------------------------------------------------------------------------------------------
      Net                                                                                        $   30 650       $   31 350
-----------------------------------------------------------------------------------------------------------------------------
  OTHER LONG-TERM DEBT
   City of Becker Pollution Control Revenue Bonds - Series due
      Dec. 1, 2005, 7.25%                                                                        $    9 000*      $    9 000*
  Anoka County Resource Recovery Bond - Series due
      Dec. 1, 1998-2008, 7.10%                                                                       20 600**         21 850**
   City of La Crosse Resource Recovery Bond - Series due
      Nov. 1, 2021, 6%                                                                               18 600**         18 600**
   Viking Gas Transmission Company Senior Notes - Series due
      Oct. 31, 2008, 6.65%                                                                           20 978           23 111
      Nov. 30, 2011, 7.1%                                                                             4 650            5 010
      Sept. 30, 2012, 7.31%                                                                          12 833           13 767
   NRG Energy, Inc. Senior Notes - Series due
      Feb. 1, 2006, 7.625%                                                                          125 000          125 000
      June 15, 2007, 7.5%                                                                           250 000          250 000
   NRG Energy Center, Inc. (Minneapolis Energy Center)
      Senior Secured Notes - Series due June 15, 2013, 7.31%                                         71 783           74 481
   Pacific Generation Company debt due 2000-2007, 4.7%-9.9%                                          28 586           33 424
   Various NEO Corporation debt due Oct. 30, 2000, 6.9%-9.4%                                         17 792            5 618
   United Power & Land Notes due
      March 31, 2000, 7.62%                                                                           6 041            6 875
   Black Mountain Gas Industrial Development Bond due
      June 1, 2004, May 1, 2005, 6%                                                                   3 000
   Various Eloigne Company Affordable Housing Project Notes due
      1998-2024, 1.0%-9.9%                                                                           46 024           27 223
   Employee Stock Ownership Plan Bank Loans due
      1998-2005, Variable Rate                                                                       18 504           10 535
   Miscellaneous                                                                                      9 122            7 385
-----------------------------------------------------------------------------------------------------------------------------
      Total                                                                                         662 513          631 879
  Less current maturities                                                                           (25 300)         (20 620)
-----------------------------------------------------------------------------------------------------------------------------
      Net                                                                                        $  637 213       $  611 259
-----------------------------------------------------------------------------------------------------------------------------
  Unamortized discount on long-term debt - net                                                       (7 017)          (5 634)
-----------------------------------------------------------------------------------------------------------------------------
      TOTAL LONG-TERM DEBT                                                                       $1 851 146       $1 878 875
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
      TOTAL CAPITALIZATION                                                                       $4 637 732       $4 650 943
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

   * Pollution control financing
  ** Resource recovery financing
  SEE NOTES TO FINANCIAL STATEMENTS

                         NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SYSTEM OF ACCOUNTS NSP-Minnesota is primarily a public utility serving customers in Minnesota, North Dakota, South Dakota and, since the merger with Black Mountain Gas, Arizona. NSP-Wisconsin serves utility customers in Wisconsin and Michigan. Viking operates a 500-mile interstate natural gas pipeline. All of the utility companies' accounting records conform to the Federal Energy Regulatory Commission (FERC) uniform system of accounts or to systems required by various state regulatory commissions, which are the same in all material aspects.

PRINCIPLES OF CONSOLIDATION The following wholly owned subsidiaries of NSP-Minnesota are included in the consolidated financial statements. In this report, we refer to these companies collectively as NSP.
     - NSP-Wisconsin
     - NRG Energy, Inc. (NRG)
     - Viking Gas Transmission Co. (Viking)
     - Energy Masters International, Inc. (EMI)
     - Eloigne Co. (Eloigne)
     - Seren Innovations, Inc. (Seren)
     - Ultra Power Technologies, Inc. (Ultra Power)

NSP uses the equity method of accounting for its investments in partnerships, joint ventures and certain projects, mainly at NRG and Eloigne. We record our portion of earnings from international investments after subtracting foreign income taxes. In the consolidation process, we eliminate all significant intercompany transactions and balances except for intercompany and intersegment profits for sales among the electric and gas utility businesses of NSP-Minnesota, NSP-Wisconsin and Viking, which are allowed in utility rates.

REVENUES NSP records utility revenues based on a calendar month, but reads meters and bills customers according to a cycle that doesn't necessarily correspond with the calendar month's end. To compensate, we estimate and record unbilled revenues from the monthly meter-reading dates to the month's end. NSP-Minnesota's rates include monthly adjustments for:
     - changes in the average cost of fuel, including electricity and gas that NSP purchases, from base levels approved in the most recent rate case
     - conservation and energy management program costs in Minnesota

Because of a Public Service Commission of Wisconsin (PSCW) rule,
NSP-Wisconsin's rates include a cost-of-energy adjustment clause for purchased gas, but not for purchased electricity or electric fuel. We can recover those electric costs through the rate review process, which normally occurs every two years in Wisconsin, and an interim fuel cost hearing process.

UTILITY PLANT AND RETIREMENTS Utility plant is stated at original cost. The cost of utility plant includes direct labor and materials, contracted work, overhead costs and applicable interest expense. The cost of utility plant retired, plus net removal cost, is charged to accumulated depreciation and amortization. Maintenance and replacement of items determined to be less than units of property are charged to operating expenses.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFC) AFC, a noncash item, represents the cost of capital used to finance utility construction activity. AFC is computed by applying a composite pretax rate to qualified construction work in progress. The AFC rate was 8.0 percent in 1998, 5.75 percent in 1997 and 5.5 percent in 1996. The amount of AFC capitalized as a construction cost is credited to other income (for equity capital) and interest charges (for debt capital). AFC amounts capitalized are included in NSP's rate base for establishing utility service rates. In addition to construction-related amounts, AFC is also recorded to reflect returns on capital used to finance conservation programs.

DEPRECIATION NSP determines the depreciation of its plant by spreading the original cost equally over the plant's useful life. Every five years, NSP submits an average service life filing to the Minnesota Public Utilities Commission (MPUC) for electric and gas property. The most recent filing occurred in 1997. Depreciation expense as a percentage of the average utility plant in service was 3.77 percent in 1998, 3.78 percent in 1997 and 3.68 percent in 1996.

DECOMMISSIONING NSP accounts for the future cost of decommissioning - or permanently retiring - its nuclear generating plants through annual depreciation accruals using an annuity approach designed to provide for full rate recovery of the future decommissioning costs. Our decommissioning calculation covers all expenses, including decontamination and removal of radioactive material, and extends over the estimated lives of the plants. The calculation assumes that NSP will recover those costs through rates. (See
Note 13 for more information on decommissioning.)

NUCLEAR FUEL EXPENSE Nuclear fuel expense, which is expensed as the plant uses fuel, includes the cost of:
     - nuclear fuel used
     - future nuclear fuel disposal, based on fees established by the U.S. Department of Energy (DOE)
     - NSP's portion of the cost of decommissioning or shutting down the DOE's fuel enrichment facility

ENVIRONMENTAL COSTS We record environmental costs when it is probable that NSP is liable for the costs and we can reasonably estimate the liability. We may defer costs as a regulatory asset based on our expectation that we will recover these costs from customers in future rates. Otherwise, we expense the costs.

If an environmental expense is related to facilities we currently use, such as pollution control equipment, we capitalize and depreciate the costs over the life of the plant. We record estimated remediation costs, excluding inflationary increases and possible reductions for insurance coverage and rate recovery. The estimates are based on our experience, our assessment of the current situation and the technology currently available to assist in the remediation.

We regularly adjust the recorded costs as we revise estimates and as remediation proceeds. If we are one of several designated responsible parties, we estimate and record only our share of the cost. We treat any future costs of restoring sites, where operation may extend indefinitely, as a capitalized cost of plant retirement. The depreciation expense levels we can recover in rates include a provision for these estimated removal costs.

INCOME TAXES Based on the liability method, NSP defers income taxes for all temporary differences between pretax financial and taxable income and between the book and tax bases of assets and liabilities.

We use the tax rates that are scheduled to be in effect when the temporary differences are expected to turn around, or reverse.

Due to the effects of past regulatory practices, when deferred taxes were not required to be recorded, we account for the reversal of some temporary differences as current income tax expense. We defer investment tax credits and spread their benefits over the estimated lives of the related property. Utility rate regulation also has created certain regulatory assets and liabilities related to income taxes, which we summarize in Note 9. We discuss our income tax policy for international operations in Note 7.

FOREIGN CURRENCY TRANSLATION NSP's foreign operations generally use the local currency as their functional currency in translating international operating results and balances to U.S. currency. Foreign currency denominated assets and liabilities are translated at the exchange rates in effect at the end of a reporting period. Income, expense and cash flows are translated at weighted average exchange rates for the period. We accumulate the resulting currency translation adjustments and report them as a separate component of stockholders' equity.

When we convert cash distributions made in one currency to another currency, we include those gains and losses in the results of operations as a component of income from nonregulated businesses before interest and taxes. We do the same for foreign currency derivative arrangements that do not qualify for hedge accounting.

DERIVATIVE FINANCIAL INSTRUMENTS To preserve the U.S. dollar value of projected foreign currency cash flows, NRG hedges - or protects - those cash flows if appropriate foreign hedging instruments are available. NRG hedges foreign currency transactions by using forward foreign currency exchange agreements with terms of less than one to three years. The gains and losses on those agreements offset the effect of exchange rate fluctuations on NRG's known and anticipated cash flows. NRG defers gains on agreements that hedge firm commitments of cash flows, and accounts for them as part of the relevant foreign currency transaction when the transaction occurs. NRG defers losses on these agreements the same way, unless it appears that the deferral would result in recognizing a loss later.

While NRG is not hedging investments involving foreign currency currently, NRG will hedge such investments when it believes that preserving the U.S. dollar value of the investment is appropriate. NRG is not hedging currency translation adjustments related to future operating results. NRG does not speculate in foreign currencies. Before July 1997, NRG hedged investments involving foreign currency as they were made to preserve their U.S. dollar value. Gains and losses on those agreements offset the effects of exchange rate fluctuations on the value of the investments underlying the hedges. We reported hedging gains and losses on those agreements, net of income tax effects, with other currency translation adjustments as a separate component of stockholders' equity.

From time to time NRG also uses interest rate hedging instruments to protect against increases in the cost of borrowing at both the corporate and project level. NRG defers gains and losses on interest rate hedging instruments, which are included and reported as part of the underlying equity investments.

EMI uses natural gas future and forward contracts to manage the risk of gas price fluctuations. The cost or benefit of natural gas futures contracts is recorded when related sales commitments are fulfilled as a component of EMI's operating expenses. In February 1999, EMI transferred its gas supply and marketing function to NSP's Energy Marketing Division.

NSP's Energy Marketing Division uses future and forward contracts to manage the risk of electric price fluctuations. The cost or benefit of futures or forward contracts is recorded when related sales commitments are fulfilled as a component of Energy Marketing's operating expenses. NSP does not speculate in electric or natural gas futures.

A final derivative instrument used by NSP is interest rate swaps. The cost or benefit of the interest rate swap agreements is recorded as a component of interest expense. None of these derivative financial instruments are reflected on NSP's balance sheet. (For information on derivatives see Note 11.)

USE OF ESTIMATES In recording transactions and balances resulting from business operations, NSP uses estimates based on the best information available. We use estimates for such items as plant depreciable lives, tax provisions, uncollectible amounts, environmental costs, unbilled revenues and actuarially determined benefit costs.

We revise the recorded estimates when we get better information or when we can determine actual amounts. Those revisions can affect operating results. Each year, we also review the depreciable lives of certain plant assets and revise them if appropriate.

CASH EQUIVALENTS NSP considers investments in certain debt instruments - with a remaining maturity of three months or less at the time of purchase - to be cash equivalents. Those debt instruments are primarily commercial paper and money market funds.

REGULATORY DEFERRALS As regulated entities, NSP-Minnesota, NSP-Wisconsin and Viking account for certain income and expense items using Statement of Financial Accounting Standards (SFAS) No. 71 - Accounting for the Effects of Regulation. Under SFAS No. 71:
     - we defer certain costs, which would otherwise be charged to expense, as regulatory assets based on our expected ability to recover them in future rates

     - we defer certain credits, which would otherwise be reflected as income, as regulatory liabilities based on our expectation that they will be returned to customers in future rates

We base our estimates of recovering deferred costs and returning deferred credits on specific ratemaking decisions or precedent for each item. We amortize regulatory assets and liabilities consistent with the period of expected regulatory treatment.

STOCK-BASED EMPLOYEE COMPENSATION NSP has several stock-based compensation plans, which are described in Note 4. NSP accounts for those plans using the intrinsic value method. We do not record compensation expense for stock options because there is no difference between the market price and the purchase price at grant date. We do, however, record compensation expense for restricted stock that NSP awards to certain employees, but holds until the restrictions lapse or the stock is forfeited. We do not use the optional accounting under SFAS No. 123 - Accounting for Stock-Based Compensation. If we had used the SFAS No. 123 method of accounting, the reduction of earnings for 1998, 1997 and 1996 would have been immaterial.

DEVELOPMENT COSTS As NRG develops projects, it expenses the development costs it incurs until a sales agreement or letter of intent is signed and the project has received NRG board approval. NRG capitalizes additional costs incurred at that point as part of equity investments in projects. When a project begins to operate, NRG amortizes the capitalized costs over either the life of the project's related assets or the revenue contract period, whichever is less.

INTANGIBLE ASSETS Goodwill results when NSP purchases an entity at a price higher than the underlying fair value of the net assets. We amortize the goodwill and other intangible assets over periods of up to 40 years. We periodically evaluate the recovery of goodwill based on an analysis of estimated undiscounted future cash flows. At Dec. 31, 1998, NSP's intangible assets included $44 million of goodwill, net of accumulated amortization.

Intangible and other assets also included deferred financing costs, net of amortization, of approximately $23 million at Dec. 31, 1998. We are amortizing these financing costs over the remaining maturity period of the related debt.

RECLASSIFICATIONS AND STOCK SPLIT We reclassified certain items in the 1996 and 1997 income statements to conform to the 1998 presentation. These reclassifications had no effect on net income or earnings per share. In addition, all financial information pertaining to per share amounts and number of common shares outstanding has been adjusted to reflect a two-for-one stock split effective June 1, 1998, for shareholders of record on May 18, 1998.

2. SHORT-TERM BORROWINGS

Short-term debt outstanding at Dec. 31 consisted of:

 (MILLIONS OF DOLLARS)                                 1998          1997
---------------------------------------------------------------------------
 Commercial paper borrowings                           $114          $138
 Bank loans                                             126           122
---------------------------------------------------------------------------
   TOTAL SHORT-TERM DEBT                               $240          $260
---------------------------------------------------------------------------
---------------------------------------------------------------------------
 Weighted average interest rate - Dec. 31              5.6%          6.2%

At the end of 1997 and 1998, NSP-Minnesota had a $300 million revolving credit facility under a commitment fee arrangement. This facility provides short-term financing in the form of bank loans, letters of credit and support for commercial paper sales. NSP did not borrow or issue any letters of credit against this facility in 1997 or 1998.

In addition, banks provided lines of credit to NSP wholly owned subsidiaries, of $318 million at Dec. 31, 1998. The short-term bank loans listed previously reduced the amounts available under these subsidiary credit lines. Also, $34 million of letters of subsidiary credit were outstanding at Dec. 31, 1998 (as discussed in Note 11), which further reduced amounts available under the lines.

3. LONG-TERM DEBT

Except for minor exclusions, all real and personal property of NSP-Minnesota and NSP-Wisconsin is subject to the liens of the first mortgage indentures, which are contracts between the companies and their bond holders. A lien on the related real or personal property secures other debt securities, as we indicate on the Consolidated Statements of Capitalization.

The annual sinking-fund requirements of NSP-Minnesota and NSP-Wisconsin's first mortgage indentures are the amounts necessary to redeem 1 percent of the highest principal amount of each series of first mortgage bonds at any time outstanding, excluding:
     - series issued for pollution control and resource recovery financings
     - certain other series totaling $1 billion

NSP-Minnesota and NSP-Wisconsin may apply property additions in lieu of cash for sinking fund requirements on all series, as permitted by their first mortgage indenture.

NSP-Minnesota's 2011 and 2019 series first mortgage bonds have variable interest rates, which currently change at various periods up to 270 days, based on prevailing rates for certain commercial paper securities or similar issues. The interest rates applicable to these issues averaged 4.3 percent and 3.1 percent, respectively, at Dec. 31, 1998. The 2011 series bonds are redeemable upon seven days notice at the option of the bondholder. NSP-Minnesota also is potentially liable for repayment of the 2019 series when the bonds are tendered, which occurs each time the variable interest rates change. The principal amount of all of these variable rate bonds outstanding represents potential short-term obligations and, therefore, is reported under current liabilities on the balance sheet.

Maturities and sinking-fund requirements on long-term debt are:
     1999  $227.8 million     2002  $ 24.0 million
     2000  $127.9 million     2003  $273.5 million
     2001  $172.0 million

4. COMMON STOCK AND INCENTIVE STOCK PLANS

NSP's Articles of Incorporation and first mortgage indenture include certain restrictions on paying cash dividends on common stock. Even with these restrictions, NSP could have paid more than $1.4 billion in additional cash dividends on common stock at Dec. 31, 1998.

NSP grants nonqualified stock options and restricted stock under our Executive Long-term Incentive Award Stock Plan. The awards granted in any year cannot exceed 1 percent of the number of outstanding shares of NSP common stock at the end of the previous year. When options are exercised or when we grant restricted stock, we may either issue new shares or purchase market shares.

The weighted average number of common and potentially dilutive shares outstanding includes the dilutive effect of stock options and other stock awards based on the treasury stock method. Stock options may be exercised after one year from the option's grant date and no later than 10 years after the grant date. Effective in January 1999, stock options granted to NSP officers vest at a rate of one-third each year for three years.

Employees forfeit stock options if their employment ends before the one-year vesting term. If employment ends after the one-year vesting term, employees either forfeit their options or must redeem them within three to 36 months, depending on their circumstances. If an employee retires, all options granted in 1999 will vest immediately and can be exercised over their 10-year life. The exercise price of an option is the market price of NSP stock on the date of grant. The plan previously granted other types of performance awards, some of which remain outstanding. Most of these performance awards were valued in dollars, but paid in shares based on the market price at the time of payment. The following table includes transactions that have occurred under the various incentive stock programs, with the corresponding weighted average exercise price:

 STOCK OPTION AND PERFORMANCE AWARDS             1998                         1997                          1996
 (THOUSANDS OF SHARES)                  SHARES      AVERAGE PRICE     SHARES    AVERAGE PRICE       SHARES     AVERAGE PRICE
------------------------------------------------------------------------------------------------------------------------------
 Outstanding Jan. 1                     2 206         $22.57          2 235         $21.99          1 980         $20.99
 Options granted in January               572         $26.88            573         $23.72            526         $25.47
 Options and awards exercised            (346)        $22.39           (520)        $21.12           (210)        $20.99
 Options and awards forfeited             (34)        $26.48            (60)        $23.60            (54)        $23.85
 Options and awards expired                (9)        $23.24            (22)        $25.47             (7)        $20.00
------------------------------------------------------------------------------------------------------------------------------
  OUTSTANDING AT DEC. 31                2 389         $23.57          2 206         $22.57          2 235         $21.99
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
  EXERCISABLE AT DEC. 31                1 847         $23.34          1 685         $22.21          1 740         $20.98
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding at Dec. 31, 1998:

                                              RANGE OF EXERCISE PRICES
                                   $16.63-20.47   $21.10-22.75   $23.72-26.88
-------------------------------------------------------------------------------
 Options  Outstanding:*
  Number Outstanding
   at Dec. 31, 1998                     290 396        721 942      1 361 838
  Weighted average remaining
   contractual life (years)                 2.2            5.2            8.1
  Weighted average exercise price        $18.66         $21.96         $25.47
 Options Exercisable:*
  Number Exercisable
   at Dec. 31, 1998                     290 396        721 942        819 904
  Weighted average exercise price        $18.66         $21.96         $24.54
-------------------------------------------------------------------------------

 * THERE WERE ALSO 14,621 OTHER AWARDS OUTSTANDING AT DEC. 31, 1998.


In addition to granting stock options, NSP grants restricted stock based on a Dollar value of the award. We use the market price of the stock on the date it Was granted to determine the number of restricted shares to grant. NSP holds the stock until restrictions lapse; 50 percent of the stock vests one year from the date of the award and the other 50 percent vests two years from the date of the award. To obtain additional shares, we reinvest dividends on the shares we hold while restrictions are in place. Restrictions also apply to the additional shares.

Over the last three years, NSP has granted the following restricted stock awards:
     - 1996: 37,168 shares
     - 1997: 52,688 shares
     - 1998: 49,651 shares

Compensation expense related to these awards was immaterial.

5. BENEFIT PLANS AND OTHER POSTRETIREMENT BENEFITS

NSP offers the following benefit plans to its benefit employees.
Approximately 38 percent of benefit employees are represented by five local labor unions under a collective-bargaining agreement, which expires Dec. 31, 1999.

PENSION BENEFITS NSP has a noncontributory, defined benefit pension plan that covers almost all employees. Benefits are based on a combination of years of service, the employee's highest average pay for 48 consecutive months and Social Security Benefits.

NSP's policy is to fully fund into an external trust the actuarially determined pension costs recognized for ratemaking and financial reporting purposes, subject to the limitations of applicable employee benefit and tax laws. Plan assets principally consist of the common stock of public companies, corporate bonds and U.S. government securities.

POSTRETIREMENT HEALTH CARE NSP has a contributory health and welfare benefit plan that provides health care and death benefits to almost all NSP Retirees. The plan, which will terminate for nonbargaining employees retiring after 1998, enables NSP and retirees to share the costs of retiree health care for those employees retiring prior to 1999. In 1994, NSP implemented a cost-sharing strategy, with 1997 and 1998 nonbargaining retirees paying 40 percent of total health care costs. Cost-sharing for bargaining employees is governed by the terms of NSP'S collective bargaining agreement.

In conjunction with the 1993 adoption of SFAS No. 106 - Employers' Accounting for Postretirement Benefits Other Than Pensions, NSP elected to amortize the unrecognized accumulated postretirement benefit obligation (APBO) on a straight-line basis over 20 years.

NSP's regulators require significant levels of external funding for retiree benefits, including the use of tax-advantaged trusts. Plan assets held in such trusts principally consist of investments in equity mutual funds and cash equivalents.

Regulators for almost all of NSP's retail and wholesale customers have allowed full recovery of increased benefit costs under SFAS No. 106. Minnesota and Wisconsin retail regulators require external funding to the extent it is tax advantaged. Such funding began for Wisconsin in 1993 and for Minnesota in 1998. For wholesale ratemaking, FERC requires external funding for all benefits paid and accrued under SFAS No. 106.

 RECONCILIATION OF FUNDED STATUS                              PENSION BENEFITS      OTHER POSTRETIREMENT BENEFITS
 (THOUSANDS OF DOLLARS)                                      1998           1997              1998           1997
-------------------------------------------------------------------------------------------------------------------
 BENEFIT OBLIGATION AT JAN. 1                         $ 1 048 251    $   993 821         $ 279 230      $ 268 683
 Service cost                                              31 643         27 680             3 247          5 095
 Interest cost                                             78 839         72 651            15 896         18 872
 Plan amendments                                          102 315                          (51 456)
 Actuarial (gain) loss                                    (41 635)        30 431            (9 732)         2 164
 Benefit payments                                         (75 949)       (76 332)          (17 423)       (15 584)
-------------------------------------------------------------------------------------------------------------------
 BENEFIT OBLIGATION AT DEC. 31                        $ 1 143 464    $ 1 048 251         $ 219 762      $ 279 230
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

 Fair value of plan assets at Jan. 1                  $ 1 978 538    $ 1 634 696         $  19 783      $  15 514
 Actual return on plan assets                             319 230        420 174             2 471          1 461
 Employer contributions                                                                     29 683         18 392
 Benefit payments                                         (75 949)       (76 332)          (17 423)       (15 584)
-------------------------------------------------------------------------------------------------------------------
 FAIR VALUE OF PLAN ASSETS AT DEC. 31                 $ 2 221 819    $ 1 978 538         $  34 514      $  19 783
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

 Funded status at Dec. 31 - net asset (obligation)    $ 1 078 355    $   930 287         $(185 248)     $(259 447)
 Unrecognized transition (asset) obligation                  (387)          (463)          104 482        161 700
 Unrecognized prior service cost                          114 305         18 663            (2 399)
 Unrecognized net (gain) loss                          (1 167 340)      (953 825)            3 790         14 406
-------------------------------------------------------------------------------------------------------------------
   NET AMOUNT RECOGNIZED - ASSET (LIABILITY)          $    24 933    $    (5 338)        $ (79 375)     $ (83 341)
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

 AMOUNT RECOGNIZED IN THE STATEMENT OF FINANCIAL POSITION                PENSION BENEFITS     OTHER POSTRETIREMENT BENEFITS
 (THOUSANDS OF DOLLARS)                                                1998           1997           1998           1997
--------------------------------------------------------------------------------------------------------------------------
 Prepaid benefit cost                                               $24 933
 Accrued benefit liability                                                         $(5 338)      $(79 375)      $(83 841)
--------------------------------------------------------------------------------------------------------------------------
 Net amount recognized - asset (liability)                          $24 933        $(5 338)      $(79 375)      $(83 341)
--------------------------------------------------------------------------------------------------------------------------

 WEIGHTED AVERAGE ASSUMPTIONS USED IN BENEFIT CALCULATIONS
 Discount rate at end of year                                          6.5%           7.0%           6.5%           7.0%
 Expected return on plan assets for year                               8.5%           9.0%           8.0%           8.0%
 Rate of future compensation increase per year                         4.5%           5.0%           4.5%           5.0%
 Rate of future health care cost increase per year:
   Next succeeding year - age 65 and older                                                           6.1%           6.8%
   Next succeeding year - under age 65                                                               8.1%           9.2%
   Final rate of increase in 2004                                                                    5.0%           5.5%
 Effect of changes in the assumed health care cost trend rate for each year:
   1% increase in APBO components at Dec. 31, 1998                                               $ 27 199       $ 40 487
   1% decrease in APBO components at Dec. 31, 1998                                                (22 551)       (35 359)
   1% increase in service and interest costs components of the
    net periodic cost                                                                               2 652          3 692
   1% decrease in service and interest costs components of the
    net periodic cost                                                                              (2 158)        (3 199)

 COMPONENTS OF NET PERIODIC BENEFIT COST                         PENSION BENEFITS               OTHER POSTRETIREMENT BENEFITS
 (THOUSANDS OF DOLLARS)                                   1998         1997        1996         1998        1997         1996
------------------------------------------------------------------------------------------------------------------------------
 Service cost                                        $  31 643    $  27 680   $  29 971      $ 3 247     $ 5 095      $ 6 380
 Interest cost                                          78 839       72 651      70 863       15 896      18 872       19 283
 Expected return on plan assets                       (129 263)    (115 359)   (102 473)      (1 582)     (1 242)        (927)
 Amortization of transition (asset) obligation             (76)         (76)        (76)       8 335      10 780       10 780
 Amortization of prior service cost                      6 673        1 071       1 071         (175)
 Recognized actuarial (gain)                           (27 727)     (20 762)    (24 018)          (4)          3          120
------------------------------------------------------------------------------------------------------------------------------
 Net periodic benefit cost under SFAS 87 or 106        (39 911)     (34 795)    (24 662)      25 717      33 508       35 636
 Costs recognized due to effects of ratemaking          35 545       30 862      23 572                                 4 033
------------------------------------------------------------------------------------------------------------------------------
 NET PERIODIC BENEFIT COST RECOGNIZED FOR
  FINANCIAL REPORTING                                $  (4 366)   $  (3 933)  $  (1 090)     $25 717     $33 508      $39 669
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------


401(k) NSP has a contributory, defined contribution Retirement Savings Plan, which complies with section 401(k) of the Internal Revenue Code and covers substantially all employees. Since 1994, NSP has matched specified amounts of employee contributions to the plan. NSP's matching contributions were: $4.8 million in 1998, $4.4 million in 1997 and $4.3 million in 1996.

ESOP NSP has a leveraged Employee Stock Ownership Plan (ESOP) that covers substantially all employees. NSP makes contributions to this noncontributory, defined contribution plan to the extent we realize a tax savings on our income statement from dividends paid on certain ESOP shares. Contributions to the ESOP, which represent compensation expense, were: $4.3 million in 1998, $4.4 million in 1997 and $4.6 million in 1996.

ESOP contributions have no material effect on NSP earnings because the contributions are essentially offset by the tax savings provided by the dividends paid on ESOP shares. NSP allocates leveraged ESOP shares to participants when it repays ESOP loans with dividends on stock held by the ESOP.

NSP's ESOP held: 11.3 million shares of NSP common stock at the end of 1998,
11.2 million shares of NSP common stock at the end of 1997 and 11.8 million shares of NSP common stock at the end of 1996.

NSP excluded the following uncommitted leveraged ESOP shares from earnings-per-share calculations: 0.6 million in 1998, 0.6 million in 1997 and
0.4 million in 1996.

6. NONREGULATED EARNINGS CONTRIBUTION

Income from nonregulated businesses consists of the following:

 (THOUSANDS OF DOLLARS,
  EXCEPT PER SHARE AMOUNTS)                     1998         1997        1996
-------------------------------------------------------------------------------
 Operating revenues                         $182 230     $223 571    $303 903
 Equity in operating earnings of
  unconsolidated affiliates                   79 884       18 600      30 668
 Operating and development expenses,
  including project write-downs             (248 420)    (251 087)   (326 332)
 Interest and other income,
  including gains from project sales          37 477       20 994      10 304
-------------------------------------------------------------------------------
 Income from nonregulated businesses
  before interest and taxes                   51 171       12 078      18 543
 Interest expense                            (54 261)     (34 627)    (18 834)
 Income tax benefit                           41 791       38 032      16 576
-------------------------------------------------------------------------------
  NET INCOME                                $ 38 701     $ 15 483    $ 16 285
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
  EARNINGS PER SHARE                        $   0.26     $   0.11    $   0.12
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

7. INCOME TAXES

Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense. The reasons for the difference are:

                                                             1998           1997           1996
-------------------------------------------------------------------------------------------------
 Federal statutory rate                                     35.0%          35.0%          35.0%
 Increases (decreases) in tax from:
  State income taxes, net of federal income tax benefit      4.7%           4.3%           5.2%
  Tax credits recognized                                   (8.9)%         (7.9)%         (4.1)%
  Equity income from unconsolidated affiliates             (3.8)%         (2.5)%         (2.6)%
  Regulatory differences - utility plant items               0.7%           1.1%           0.9%
  Other - net                                              (0.6)%         (1.0)%           0.4%
-------------------------------------------------------------------------------------------------
 EFFECTIVE INCOME TAX RATE                                  27.1%          29.0%          34.8%
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------

 (THOUSANDS OF DOLLARS)
 Income taxes are comprised of the following
  expense (benefit) items:
   Included in utility operating expenses:
    Current federal tax expense                          $127 734       $125 202       $154 421
    Current state tax expense                              32 750         28 812         39 923
    Deferred federal tax expense                           (6 625)           (88)       (19 933)
    Deferred state tax expense                                646            (23)        (3 958)
    Deferred investment tax credits                        (9 122)        (9 048)        (9 043)
-------------------------------------------------------------------------------------------------
      Total                                               145 383        144 855        161 410
-------------------------------------------------------------------------------------------------
 Included in income taxes on nonregulated
  operations and nonoperating items:
    Current federal tax expense                           (15 732)       (19 470)          (906)
    Current state tax expense                              (6 744)        (5 804)           712
    Current foreign tax expense                             2 358            236            616
    Current federal tax credits                           (25 122)       (17 006)        (8 044)
    Deferred federal tax expense                           11 132         (2 237)        (5 150)
    Deferred state tax expense                              1 566           (662)        (1 520)
    Deferred foreign tax expense                           (7 736)        (2 892)
    Deferred investment tax credits                          (310)          (310)          (308)
-------------------------------------------------------------------------------------------------
      Total                                               (40 588)       (48 145)       (14 600)
-------------------------------------------------------------------------------------------------
      TOTAL INCOME TAX EXPENSE                           $104 795      $  96 710       $146 810
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------

NRG intends to reinvest earnings from foreign operations in those operations except to the extent the earnings are subject to current U.S. income taxes. Accordingly, U.S. income taxes and foreign withholding taxes have not been provided on a cumulative amount of unremitted earnings of foreign subsidiaries of approximately $158 million and $112 million at Dec. 31, 1998 and 1997. The additional U.S. income tax and foreign withholding tax on the unremitted foreign earnings, if repatriated, would be offset in whole or in part by foreign tax credits. Thus, it is not practicable to estimate the amount of tax that might be payable.

The components of NSP's net deferred tax liability (current and noncurrent portions) at Dec. 31 were:

 (THOUSANDS OF DOLLARS)                       1998           1997        1996
-------------------------------------------------------------------------------
 Deferred tax liabilities:
  Differences between book and
   tax bases of property                $  886 099     $  867 155    $  850 139
  Regulatory assets                        103 640        100 564       121 232
  Tax benefit transfer leases               27 170         31 614        43 481
  Other                                     22 961         21 715        23 182
-------------------------------------------------------------------------------
  Total deferred tax liabilities        $1 039 870     $1 021 048    $1 038 034
-------------------------------------------------------------------------------
 Deferred tax assets:
  Regulatory liabilities                $   75 774     $   83 765    $   90 485
  Deferred compensation, vacation
   and other accrued liabilities
   not currently deductible                 67 539         70 765        65 690
  Deferred investment tax credits           51 003         54 741        57 239
  Other                                     29 565         26 557        34 509
-------------------------------------------------------------------------------
    Total deferred tax assets           $  223 881     $  235 828    $  247 923
-------------------------------------------------------------------------------
  NET DEFERRED TAX LIABILITY            $  815 989     $  785 220    $  790 111
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

8. PREFERRED SECURITIES

At Dec. 31, 1998, various preferred stock series were callable at prices per share ranging from $102.00 to $103.75, plus accrued dividends.

In 1997, a wholly owned special purpose subsidiary trust of NSP issued
$200 million of 7.875 percent preferred securities that mature in 2037. Distributions paid by the subsidiary trust on the preferred securities are financed through interest payments on debentures issued by NSP-Minnesota and held by the subsidiary trust, which are eliminated in NSP's consolidation. The preferred securities are redeemable at $25 per share beginning in 2002. Distributions and redemption payments are guaranteed by NSP. A portion of the proceeds was used to redeem NSP's $6.80 and $7.00 series of preferred stock in February 1997. Distributions paid to preferred security holders are reflected as a financing cost in the Consolidated Statement of Income along with interest expense.

9. REGULATORY ASSETS AND LIABILITIES

The following summarizes the individual components of unamortized regulatory assets and liabilities shown on the Consolidated Balance Sheets at Dec. 31:

                                                      REMAINING
 (THOUSANDS OF DOLLARS)                     AMORTIZATION PERIOD           1998           1997
-----------------------------------------------------------------------------------------------
 AFC recorded in plant
  on a net-of-tax basis*                            Plant Lives       $121 551       $128 364
 Conservation programs*                       Primarily 2 Years         72 995         86 508
 Losses on
  reacquired debt                          Term of Related Debt         56 242         59 353
 Environmental costs                         Primarily 10 Years         50 158         45 849
 Unrecovered gas costs                                1-2 Years         16 259          8 020
 State commission
  accounting adjustments*                           Plant Lives          7 370          7 286
 Other                                                  Various          7 365          4 742
-----------------------------------------------------------------------------------------------
  TOTAL REGULATORY ASSETS                                             $331 940       $340 122
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
 Deferred income tax adjustments                                      $ 75 066       $ 88 035
 Investment tax credit deferrals                                        84 865         91 146
 Unrealized gains from
  decommissioning investments                                          138 613         85 482
 Pension costs - regulatory differences                                 53 012         27 107
 Fuel costs, refunds and other                                          20 683         13 995
-----------------------------------------------------------------------------------------------
   TOTAL REGULATORY LIABILITIES                                       $372 239       $305 765
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

 * Earns a return on investment in the ratemaking process

10. INVESTMENTS ACCOUNTED FOR BY THE EQUITY METHOD

Through its nonregulated subsidiaries, NSP has investments in various international and domestic energy projects, and domestic affordable housing and real estate projects. We use the equity method of accounting for such investments in affiliates, which include joint ventures and partnerships. That's because the ownership structure prevents NSP from exercising a controlling influence over the projects' operating and financial policies. Under this method, NSP records its portion of the earnings or losses of unconsolidated affiliates as equity earnings. A summary of NSP's significant equity method investments is listed below.

 NAME                                   GEOGRAPHIC AREA   ECONOMIC INTEREST
-----------------------------------------------------------------------------
 Loy Yang Power                               Australia              25.37%
 Pacific Generation Company                  USA/Canada          3.70%-100%
 Gladstone Power Station                      Australia              37.50%
 COBEE                                    South America              48.30%
 MIBRAG mbH                                      Europe              33.33%
 Cogeneration Corp. of America                      USA              45.21%
 Schkopau Power Station                          Europe              20.95%
 Long Beach Generating                              USA              50.00%
 El Segundo Generating                              USA              50.00%
 Energy Development Limited                   Australia              33.97%
 Scudder Latin American Trust
  for Independent Power
  Energy Projects                         Latin America              25.00%
 Various independent power
  production facilities                             USA             45%-50%
 Various affordable housing
  limited partnerships                              USA             20%-99%
-----------------------------------------------------------------------------

SUMMARIZED FINANCIAL INFORMATION OF UNCONSOLIDATED AFFILIATES Summarized financial information for these projects, including interests owned by NSP and other parties, is as follows for the years ended Dec. 31:

 RESULTS OF OPERATIONS
 (MILLIONS OF DOLLARS)                        1998        1997         1996
-----------------------------------------------------------------------------
 Operating revenues                         $1 509      $1 698       $  958
 Operating income                           $  205      $   93       $  105
 Net income                                 $  143      $   84       $   89
 NSP's equity in earnings of
  unconsolidated affiliates                 $   80      $   19       $   31

 FINANCIAL POSITION
 (MILLIONS OF DOLLARS)                        1998        1997         1996
-----------------------------------------------------------------------------
 Current assets                             $  714      $  742       $  681
 Other assets                                8 071       7 853        3 525
-----------------------------------------------------------------------------
  TOTAL ASSETS                              $8 785      $8 595       $4 206
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
 Current liabilities                        $  537      $  514       $  397
 Other liabilities                           5 931       6 109        2 798
 Equity                                      2 317       1 972        1 011
-----------------------------------------------------------------------------
  TOTAL LIABILITIES AND EQUITY              $8 785      $8 595       $4 206
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
 NSP's equity investment
  in unconsolidated affiliates              $  863      $  741       $  410

11. FINANCIAL INSTRUMENTS

FAIR VALUES The estimated Dec. 31 fair values of NSP's recorded financial instruments are as follows:

 (THOUSANDS OF DOLLARS)                 1998                          1997
--------------------------------------------------------------------------------------
                               CARRYING           FAIR       CARRYING           FAIR
                                 AMOUNT          VALUE         AMOUNT          VALUE
--------------------------------------------------------------------------------------
 Cash, cash equivalents
  and short-term
  investments                $   42 364     $   42 364     $   54 765     $   54 765
 Long-term
  investments                $  438 981     $  438 981     $  344 491     $  344 491
 Long-term debt,
  including
  current portion            $2 220 346     $2 313 468     $2 043 295     $2 079 123
--------------------------------------------------------------------------------------

For cash, cash equivalents and short-term investments, the carrying amount approximates fair value because of the short maturity of those instruments. The fair values of NSP'S long-term investments, mainly debt securities in an external nuclear decommissioning fund, are estimated based on quoted market prices for those or similar investments. The fair value of NSP'S long-term debt is estimated based on the quoted market prices for the same or similar issues, or the current rates for debt of the same remaining maturities and credit quality.

DERIVATIVES NRG has executed certain transactions designed to protect the Economic value in U.S. dollars of selected known and anticipated NRG cash flows denominated in Australian dollars.

As of Dec. 31, 1998, NRG had one contract with a notional value of $2.8 million to hedge - or protect - foreign currency denominated future cash flows. The effect of this contract on 1998 earnings was immaterial. This foreign currency exchange contract expires in 1999. Management believes that NRG'S exposure to credit risk due to nonperformance by the counterparties to its forward exchange contracts is insignificant, based on the investment grade rating of the counterparties.

EMI had natural gas forward and futures contracts in the notional amount of $6 million at Dec. 31, 1998. The original contract terms range from one month to two years. The contracts are intended to hedge risk from fluctuations in the price of natural gas that will be required to satisfy sales commitments for future deliveries to customers. EMI's futures contracts hedge $6.1 million in anticipated natural gas sales in 1999-2000. At Dec. 31, 1998, EMI maintained margin balances of $1.3 million on deposit with brokers for these contracts, which are reported as cash and cash equivalents on NSP's balance sheet. The counterparties to the futures contracts are the New York Mercantile Exchange, investment banks and major gas pipeline operators. Management believes that the risk of nonperformance by these counterparties is not significant. If the contracts had been terminated at Dec. 31, 1998, $0.8 million would have been payable by EMI for natural gas price fluctuations to date.

Energy Marketing uses energy futures contracts, along with physical supply, to hedge market risk. At Dec. 31, 1998, the notional amount of electricity futures contracts was less than $1 million. In February 1999, EMI transferred its gas supply and marketing function to NSP's Energy Marketing Division. Existing sales commitments and natural gas futures and forward contracts, currently in place, will remain the contractual responsibility of EMI.

NSP had one interest rate swap agreement with a notional amount of $200 million. NSP entered into this swap in conjunction with first mortgage bonds (5 1/2% Series due Feb. 1, 1999). This agreement effectively converted the interest cost of the debt from fixed to variable rates based on the six-month London Interbank Offered Rate, with the rates changing semiannually. The net effective interest cost at Dec. 31, 1998, was 4.91 percent. This swap expired on Feb. 1, 1999.

NRG has one interest rate swap agreement with a notional amount of $17.5 million. This swap was entered into with an existing variable rate debt issue. The swap effectively converts the variable rate debt into fixed rate debt at
7.65 percent. If the swap had been discontinued on Dec. 31, 1998, NRG would have had to pay the counterparty approximately $0.9 million. The swap expires on Sept. 30, 2002.

LETTERS OF CREDIT NSP and its subsidiaries use letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations, such as NSP-Minnesota workers' compensation benefits, ash disposal site costs and EMI natural gas purchases.

In addition, NRG uses letters of credit for: nonregulated equity commitments, collateral for credit agreements, fuel purchase and operating commitments and bids on development projects.

At Dec. 31, 1998, there were $84 million in letters of credit outstanding, including $33 million related to NRG commitments. The contract amounts of these letters of credit approximate their fair value and are subject to fees determined in the marketplace.

12. JOINT PLANT OWNERSHIP

NSP is part owner of an 860-megawatt, coal-fired electric generating unit called Sherco 3. NSP owns, and has financed, 59 percent and Southern Minnesota Municipal Power Agency (SMMPA) owns, and has financed, 41 percent of Sherco 3. NSP is the operating agent under the joint ownership agreement. NSP's share of related expenses for Sherco 3 is included in Utility Operating Expenses. NSP's share of the gross cost recorded in Utility Plant was approximately $604 million at year-end for both 1998 and 1997. The accumulated provisions for depreciation were $214.8 million in 1998 and $196.2 million in 1997.

13. NUCLEAR OBLIGATIONS

FUEL DISPOSAL NSP is responsible for temporarily storing used - or spent -nuclear fuel from its nuclear plants. Under a contract with NSP, the U.S. Department of Energy (DOE) is responsible for permanently storing spent fuel from NSP's nuclear plants as well as from other U.S. nuclear plants. NSP has been funding its portion of the DOE's permanent disposal program since 1981. NSP funded its obligation through an internal sinking fund until 1983, when the DOE began assessing fuel disposal fees based on a charge of 0.1 cent per kilowatt-hour sold to customers from nuclear generation. Fuel expense includes DOE fuel disposal assessments of: $10.8 million in 1998, $10.1 million in 1997 and $11.3 million in 1996.

In total, NSP had paid approximately $262 million to the DOE through Dec. 31, 1998. However, we cannot determine whether the amount and method of the DOE's assessments to all utilities will be sufficient to fully fund the DOE's permanent storage or disposal facility.

The Nuclear Waste Policy Act stipulated that the DOE execute contracts with utilities that require the DOE to begin accepting spent nuclear fuel no later than Jan. 31, 1998. Accordingly, NSP has been providing, with regulatory and legislative approval, its own temporary on-site storage facilities at its Monticello and Prairie Island nuclear plants. In 1996, the DOE notified commercial spent fuel owners of an anticipated delay in accepting spent nuclear fuel by the required date of Jan. 31, 1998, and conceded that a permanent storage or disposal facility will not be available until at least 2010.

NSP and other utilities have commenced lawsuits against the DOE to recover damages caused by the DOE's failure to meet its statutory and contractual obligations. With the dry cask storage facilities approved in 1994 for the Prairie Island nuclear generating plant, NSP believes it has adequate storage capacity to continue operation of its Prairie Island nuclear plant until at least 2007. The Monticello nuclear plant has storage capacity to continue operations until 2010. Storage availability to permit operation beyond these dates is not assured at this time. In the meantime, NSP is investigating all of its alternatives for spent fuel storage until a DOE facility is available, including pursuing the establishment of a private facility for interim storage of spent nuclear fuel as part of a consortium of electric utilities. If on-site temporary storage at NSP's nuclear plants reaches approved capacity, NSP could seek interim storage at this or another contracted private facility, if available.

Nuclear fuel expenses include payments to the DOE for the decommissioning - or permanent retirement - and decontamination of the DOE's uranium enrichment facilities. In 1993, NSP recorded the DOE's initial assessment of $46 million, which is payable in annual installments from 1993-2008. NSP is amortizing each installment to expense on a monthly basis in the 12 months following each payment. The most recent installment paid in 1998 was $3.9 million; future installments are subject to inflation adjustments under DOE rules. NSP is obtaining rate recovery of these DOE assessments through the cost-of-energy adjustment clause as the assessments are amortized. Accordingly, we deferred the unamortized assessment of $35 million at Dec. 31, 1998, as a regulatory asset.

PLANT DECOMMISSIONING Decommissioning of NSP's nuclear facilities is planned for the years 2010-2022, using the prompt dismantlement method. NSP currently is following industry practice by ratably accruing the costs for decommissioning over the approved cost recovery period and including the accruals in Utility Plant - Accumulated Depreciation. Consequently, the total decommissioning cost obligation and corresponding assets currently are not recorded in NSP's financial statements.

The Financial Accounting Standards Board (FASB) has proposed new accounting standards, which, if approved, would require the full accrual of nuclear plant decommissioning and certain other site exit obligations no sooner than 2000. Using Dec. 31, 1998, estimates, NSP's adoption of the proposed accounting would result in the recording of the total discounted decommissioning obligation of $811 million as a liability, with the corresponding costs capitalized as plant and other assets and depreciated over the operating life of the plant. The obligation calculation methodology proposed by the FASB is slightly different than the ratemaking methodology that derives the decommissioning accruals currently being recovered in rates. NSP has not yet determined the potential impact of the FASB's proposed changes in the accounting for site exit obligations, such as costs of removal, other than nuclear decommissioning. However, the ultimate decommissioning and site exit costs to be accrued are the same under both methods. The effects of regulation are expected to minimize or eliminate any impact on operating expenses and results of operations from this future accounting change.

Consistent with cost recovery in utility customer rates, NSP records annual decommissioning accruals based on periodic site-specific cost studies and a presumed level of dedicated funding. Cost studies quantify decommissioning costs in current dollars. Since the costs are expected to be paid in 2010-2022, funding presumes that current costs will escalate in the future at a rate of 4.5 percent per year. The total estimated decommissioning costs that will ultimately be paid, net of income earned by external trust funds, is currently being accrued using an annuity approach over the approved plant recovery period. This annuity approach uses an assumed rate of return on funding, which is currently 6 percent, net of tax, for external funding and approximately 8 percent, net of tax, for internal funding.

The MPUC last approved NSP's nuclear decommissioning study and related nuclear plant depreciation capital recovery request in April 1997, using 1993 cost data. Although management expects to operate the Prairie Island units through the end of each unit's licensed life, the approved capital recovery would allow for the plant to be fully depreciated, including the accrual and recovery of decommissioning costs, in 2008, about six years earlier than the end of each unit's licensed life. The approved recovery period for Prairie Island has been reduced because of the uncertainty regarding used fuel storage. NSP believes future decommissioning cost accruals will continue to be recovered in customer rates.

The total obligation for decommissioning currently is expected to be funded approximately 82 percent by external funds and 18 percent by internal funds, as approved by the MPUC. Rate recovery of internal funding began in 1971 through depreciation rates for removal expense, and was changed to a sinking fund recovery in 1981. Contributions to the external fund started in 1990 and are expected to continue until plant decommissioning begins. Costs not funded by external trust assets, including accumulated earnings, will be funded through internally generated funds and issuance of NSP debt or stock. The assets held in trusts as of Dec. 31, 1998, primarily consisted of investments in fixed income securities, such as tax-exempt municipal bonds and U.S. government securities that mature in one to 16 years, and common stock of public companies. NSP plans to reinvest matured securities until decommissioning begins.

At Dec. 31, 1998, NSP had recorded and recovered in rates cumulative decommissioning accruals of $508 million. The following table summarizes the funded status of NSP's decommissioning obligation at Dec. 31, 1998:


 (THOUSANDS OF DOLLARS)                                                  1998
-------------------------------------------------------------------------------
 Estimated decommissioning cost obligation
  from most recent approved study (1993 dollars)                 $    750 824
 Effect of escalating costs to 1998 dollars
  (at 4.5% per year)                                                  184 840
-------------------------------------------------------------------------------
 Estimated decommissioning cost obligation
  in current dollars                                                  935 664
 Effect of escalating costs to payment
  date (at 4.5% per year)                                             909 121
-------------------------------------------------------------------------------
 Estimated future decommissioning costs (undiscounted)              1 844 785
 Effect of discounting obligation (using risk-free
  interest rate)                                                   (1 033 906)
-------------------------------------------------------------------------------
 Discounted decommissioning cost obligation                           810 879
 External trust fund assets at fair value                             438 981
-------------------------------------------------------------------------------
 DISCOUNTED DECOMMISSIONING OBLIGATION IN EXCESS
  OF ASSETS CURRENTLY HELD IN EXTERNAL TRUST                     $    371 898
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Decommissioning expenses recognized include the following components:

 (THOUSANDS OF DOLLARS)                         1998         1997        1996
-------------------------------------------------------------------------------
 Annual decommissioning cost accrual
   reported as depreciation expense:
     Externally funded                       $33 178      $33 178     $33 178
     Internally funded
       (including interest costs)              1 477        1 368       1 268
 Interest cost on externally funded
   decommissioning obligation                  6 960        7 690       5 246
 Earnings from external trust funds           (6 960)      (7 690)     (6 294)
-------------------------------------------------------------------------------
 NET DECOMMISSIONING
   ACCRUALS RECORDED                         $34 655      $34 546     $33 398
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Decommissioning and interest accruals are included with the accumulated provision for depreciation on the balance sheet. Interest costs and trust earnings associated with externally funded obligations are reported in Other Utility Income and Deductions on the income statement.

14. COMMITMENTS AND CONTINGENT LIABILITIES

CAPITAL COMMITMENTS NSP estimates utility capital expenditures, including purchases of nuclear fuel, will be $450 million in 1999 and $2.1 billion for 1999-2003. There also are contractual commitments for the disposal of spent nuclear fuel. (See Note 13.)

As of Dec. 31, 1998, NRG is contractually committed to additional equity investments of approximately $1.3 billion in 1999 and approximately $1.3 billion for 1999-2003 for various power generation projects. The 1999 capital commitments reflect NRG's expected acquisitions of existing generation facilities, including: Arthur Kill, Astoria, Somerset, Dunkirk, Huntley and Encina. A significant portion of these capital requirements is expected to be financed by nonrecourse project debt.

LEGISLATIVE RESOURCE COMMITMENTS In 1994, the Minnesota Legislature established several energy resource and other commitments for NSP to obtain the Prairie Island temporary nuclear fuel storage facility approval. The current status of these commitments can be met by building, purchasing or, in the case of biomass, converting generation resources.

In 1994, NSP received Minnesota legislative approval for additional on-site temporary storage facilities at NSP's Prairie Island plant, provided NSP satisfies certain requirements. Seventeen dry cask containers were approved. In 1996, the Minnesota Environmental Quality Board (MEQB) certified that NSP had met the requirements necessary to use the sixth through ninth casks at the Prairie Island nuclear generating facility. The final eight casks become available unless the resource commitments discussed below are not met and the Minnesota Legislature revokes its approval before June 1, 1999. As of Dec. 31, 1998, NSP had loaded seven casks.

The 1994 legislation requires NSP to have 425 megawatts of wind resources contracted by Dec. 31, 2002. Of this commitment, approximately 130 megawatts remain to be contracted. The MPUC recently ordered an additional 400 megawatts to be contracted by 2012; however, this order is subject to further MPUC consideration.

During 1997 and 1998, NSP executed three separate power purchase agreements
(PPA) for a total of 125 megawatts of biomass-fueled generation resources. These contracts meet the statutory requirements to contract for 125 megawatts of biomass energy by Dec. 31, 1998. However, all three contracts are currently being reviewed by the MPUC. The MPUC has tabled further consideration until at least March of 1999 to allow future consideration of the PPAs. Delayed MPUC action on any of these contracts puts at risk having 50 megawatts of biomass resources operational by Dec. 31, 2001, and 75 megawatts of biomass resources operational by Dec. 31, 2002.

Other commitments established by the Legislature include a discount for low-income electric customers, required conservation improvement expenditures and various study and reporting requirements to a legislative electric energy task force. In 1995, the MPUC approved NSP's low-income discount programs in accordance with the statute. NSP's capital commitments include the known effects of the 1994 Prairie Island legislation. The impact of the legislation on power purchase commitments and other operating expenses is not yet determinable.

GUARANTEES In 1997 and 1996, NSP sold a portion of its other receivables, consisting of energy loans made to customers, to a third party. The portion of the receivables sold consisted of customer loans to local government entities for energy efficiency improvements under various conservation programs offered by NSP. Under the sale agreements, NSP is required to guarantee repayment to the third party of the remaining loan balances. At Dec. 31, 1998, the outstanding balance of the loans was approximately $22 million. Based on prior collection experience of these loans, NSP believes that losses under the loan guarantees, if any, would have an immaterial impact on the results of operations.

LEASES Rentals under operating leases were approximately $33 million, $32 million and $29 million for 1998, 1997 and 1996, respectively. Future commitments under these leases generally decline from current levels.

FUEL CONTRACTS NSP has contracts providing for the purchase and delivery of a significant portion of its current coal, nuclear fuel and natural gas requirements. These contracts, which expire in various years between 1999 and 2013, require minimum purchases and deliveries of fuel, lease payments for railcars and additional payments for the right to purchase coal in the future. In total, NSP is committed to the minimum purchase of approximately $254 million of coal, $34 million of nuclear fuel and $266 million of natural gas and related transportation, or to make payments in lieu thereof, under these contracts. In addition, NSP is required to pay additional amounts depending on actual quantities shipped under these agreements.

NSP has developed a mix of gas supply, transportation and storage contracts designed to meet its needs for retail gas sales. The contracts are with several suppliers and for various periods of time. Because NSP has other sources of fuel available and suppliers are expected to continue to provide reliable fuel supplies, risk of loss from nonperformance under all fuel contracts is not considered significant. In addition, NSP's risk of loss, in the form of increased costs, from market price changes in fuel is mitigated through the cost-of-energy adjustment provision of the ratemaking process, which provides for recovery of nearly all fuel costs.

POWER AGREEMENTS NSP has several agreements to purchase electricity from the Manitoba Hydro-Electric Board (MH). A summary of the agreements is as follows:

 POWER AGREEMENTS                            YEARS   MEGAWATTS
---------------------------------------------------------------
 Participation power purchase            1999-2005         500
 Seasonal diversity exchanges:
  Summer exchanges from MH               1999-2014         150
                                         1999-2016         200
  Winter exchanges to MH                 1999-2014         150
                                         1999-2015         200
                                         2015-2017         400
                                              2018         200
---------------------------------------------------------------

The cost of the 500-megawatt participation power purchase commitment is based on 80 percent of the costs of owning and operating NSP's Sherco 3 generating plant, adjusted to 1993 dollars. The future annual capacity costs for the 500-megawatt MH agreement are estimated to be approximately $55 million. There are no capacity payments for the diversity exchanges. These commitments to MH represent about 17 percent of MH's system capability in 1999 and account for approximately 10 percent of NSP's 1999 electric system capability. The risk of loss from nonperformance by MH is not considered significant, and the risk of loss from market price changes is mitigated through cost-of-energy rate adjustments.

NSP has an agreement with Minnkota Power Cooperative for the purchase of summer season capacity and energy. From 1999 through 2001, NSP will buy 150 megawatts of summer season capacity for approximately $12 million annually. From 2002 through 2015, NSP will purchase 100 megawatts of capacity for $10 million annually. Under the agreement, energy will be priced at the cost of fuel consumed per megawatt-hour at the Coyote Generating Station in North Dakota. NSP also has a seasonal (summer) purchase power agreement with Minnesota Power for the purchase of 173 megawatts, including reserves, from 1999-2000. The annual cost of this capacity will be approximately $2 million.

NSP has agreements with several nonregulated power producers to purchase electric capacity and associated energy. The 1999 cost of these commitments is approximately $45 million for 363 megawatts of summer capacity. This commitment is expected to range between $44 million and $55 million annually for the years 2000 through 2021. These commitments are expected to decline to approximately $27 million annually for the years 2022 through 2027, due to the expiration of existing agreements.

NUCLEAR INSURANCE NSP's public liability for claims resulting from any nuclear incident is limited to $9.8 billion under the 1988 Price-Anderson amendment to the Atomic Energy Act of 1954. NSP has secured $200 million of coverage for its public liability exposure with a pool of insurance companies. The remaining
$9.6 billion of exposure is funded by the Secondary Financial Protection Program, available from assessments by the federal government in case of a nuclear accident. NSP is subject to assessments of up to $88 million for each of its three licensed reactors to be applied for public liability arising from a nuclear incident at any licensed nuclear facility in the United States. The maximum funding requirement is $10 million per reactor during any one year.

NSP purchases insurance for property damage and site decontamination cleanup costs with coverage limits of $1.5 billion for each of NSP's two nuclear plant sites from Nuclear Electric Insurance Limited (NEIL).

NEIL also provides business interruption insurance coverage, including the cost of replacement power obtained during certain prolonged accidental outages of nuclear generating units. Premiums billed to NSP from NEIL are expensed over the policy term. All companies insured with NEIL are subject to retrospective premium adjustments if losses exceed accumulated reserve funds. Capital has been accumulated in the reserve funds of NEIL to the extent that NSP would have no exposure for retrospective premium assessments in case of a single incident under the business interruption and the property damage insurance coverage. However, in each calendar year, NSP could be subject to maximum assessments of approximately $3.6 million for business interruption insurance (generally five times the amount of its annual premium) and $14.7 million for property damage insurance (generally five times the amount of its annual premium) if losses exceed accumulated reserve funds.

ENVIRONMENTAL CONTINGENCIES Other long-term liabilities include an accrual of $40 million, and other current liabilities include an accrual of $5 million, at Dec. 31, 1998, for estimated costs associated with environmental remediation. Approximately $28 million of the long-term liability and $4 million of the current liability relate to a DOE assessment for decommissioning a federal uranium enrichment facility, as discussed in Note 13. Other estimates have been recorded for expected environmental costs associated with manufactured gas plant sites formerly used by NSP, and other waste disposal sites, as discussed below. These environmental liabilities do not include accruals recorded and collected from customers in rates for future nuclear fuel disposal costs or decommissioning costs related to NSP's nuclear generating plants. (See Note 13 for further discussion.)

The Environmental Protection Agency (EPA) or state environmental agencies have designated NSP-Minnesota as a potentially responsible party (PRP) for 17 waste disposal sites to which NSP-Minnesota allegedly sent hazardous materials.
     - Twelve of these 17 sites have been remediated and, consistent with settlements reached with the EPA and other PRPs, NSP-Minnesota has paid $2.2 million for its share of the remediation costs. While these remediated sites will continue to be monitored, NSP-Minnesota expects that future remediation costs, if any, will be immaterial. Under applicable law, NSP-Minnesota, along with each PRP, could be held jointly and severally liable for the total remediation costs of PRP sites.

     - The total remediation costs of the five unremediated sites is currently estimated to be approximately $18 million. If additional remediation is necessary or unexpected costs are incurred, the amount could be higher. NSP-Minnesota is not aware of the other parties' inability to pay, nor does it know if responsibility for any of the sites is in dispute. For these five sites, neither the amount of remediation costs nor the final method of their allocation among all designated PRPs has been determined. However, NSP-Minnesota has recorded an estimate of approximately $550,000 for its share of future costs for these five sites, including $500,000 that is expected to be paid in 1999.

While it is not feasible to determine the ultimate impact of PRP site remediation at this time, the amounts accrued represent the best current estimate of NSP-Minnesota's future liability. It is NSP-Minnesota's practice to vigorously pursue and, if necessary, litigate with insurers to recover incurred remediation costs whenever possible. Through litigation, NSP-Minnesota has recovered a portion of the remediation costs paid to date. Management believes remediation costs incurred, but not recovered, from insurance carriers or other parties should be allowed recovery in future ratemaking. Until NSP-Minnesota is identified as a PRP, it is not possible to predict the timing or amount of any costs associated with sites, other than those discussed previously.

NSP-Wisconsin may be involved in the cleanup and remediation at five additional sites. One site is a solid and hazardous waste landfill site in Amery, Wis. NSP-Wisconsin contends that it did not dispose of hazardous wastes in this landfill during the time period in question. The four other sites are at locations of former manufactured gas plants at Ashland, LaCrosse, Eau Claire and Chippewa Falls, Wis. The ultimate cleanup and remediation costs at the LaCrosse, Eau Claire, Amery and Chippewa Falls sites and the extent of NSP-Wisconsin's responsibility, if any, for sharing such costs are not known at this time, but are expected to be immaterial.

The Wisconsin Department of Natural Resources (WDNR) named NSP-Wisconsin as one of three PRPs for creosote and coal tar contamination at the Ashland site. The Ashland site includes property owned by NSP-Wisconsin and two other properties, which include an adjacent city lakeshore park area and a small area of Lake Superior's Chequemegon Bay adjoining the park. The ultimate cost to NSP associated with the Ashland site is expected to be determined by the WDNR after appropriate study and review.

In December 1998, the WDNR released the results of its consultant's feasibility study (FS) for remediating the Ashland site. The options considered by the WDNR's consultant ranged from no action to completely removing and treating the contaminated soils, groundwater and lake sediments. The report describes eight potential corrective strategies and associated costs, and it scores the effectiveness of each option in terms of meeting state and federal cleanup standards and guidelines. The options described in the FS are estimated to cost between $4 million and $93 million, with four of the eight options within a range of $24 million to $51 million. The two options that were scored the most effective by the consultant are in the middle to high end of the cost range. However, the FS recommendations do not bind or require the WDNR to take any specific remedial action, nor do they limit the options available to remediate the Ashland site.

Under a spill response order that NSP signed in 1998, NSP has until March 1, 1999, to develop its own FS, which would then be considered by the WDNR in its decision-making process. This FS is now being prepared by NSP's consultant. NSP believes that reasonably effective remedial options exist for the Ashland site, which were not evaluated by the WDNR's consultant, that are estimated to cost between $6 million and $13 million. These other remedial options and their associated costs will be updated and refined in NSP's FS. NSP officials continue to discuss remediation options available for the Ashland site, and NSP-Wisconsin's level of responsibility, with the WDNR.

Until the WDNR selects a remediation method and determines the level of responsibility of each potentially responsible party, NSP is not able to estimate its share of the ultimate cost of remediating the Ashland site. NSP anticipates a decision from the WDNR in the first half of 1999. In the interim, NSP-Wisconsin has recorded a liability for an estimate of its share of the cost of remediating the Ashland site based on information available to date. NSP-Wisconsin has deferred as a regulatory asset the remediation costs accrued for the Ashland site because management expects that the PSCW will continue to allow NSP-Wisconsin to recover payments for environmental remediation from its customers. The PSCW has consistently authorized recovery in NSP-Wisconsin rates of all remediation costs incurred at the Ashland site, and has authorized recovery of similar remediation costs for other utilities.

NSP-Minnesota also is continuing to investigate other properties that were formerly sites of gas manufacturing, gas storage plants or gas pipelines. The purpose of this investigation is to determine if waste materials are present, if they are an environmental or health risk, if NSP-Minnesota has any responsibility for remedial action and if recovery under NSP-Minnesota's insurance policies can contribute to any remediation costs.
     - NSP-Minnesota has remediated three sites, which continue to be monitored. NSP-Minnesota has paid $6.7 million to remediate these sites and expects to incur in the future only immaterial monitoring costs related to these remediated sites.

     - Another 12 gas sites remain under investigation, and NSP-Minnesota is taking remedial action at four of the sites.

     - As of Dec. 31, 1998, NSP-Minnesota had paid $4.2 million for the four active sites and had recorded an estimated liability of approximately $1.5 million for future costs at these sites, with payment expected over the next 10 years. This estimate is based on prior experience and includes investigation, remediation and litigation costs.

     - As for the eight inactive sites, no liability has been recorded for remediation or investigation because the present land use at each of these sites does not warrant a response action.

While it is not feasible to determine at this time the ultimate cost of gas site remediation, the amounts accrued represent the best current estimate of NSP-Minnesota's future liability for any required cleanup or remedial actions at these former gas operating sites. Environmental remediation costs may be recovered from insurance carriers, third parties or in future rates. The MPUC allowed NSP-Minnesota to defer certain remediation costs of four active sites in 1994. In September 1998, the MPUC allowed the recovery of these gas site remediation costs in gas rates, with a portion assigned to NSP's electric operations for two sites formerly used by NSP generating facilities. Accordingly, NSP-Minnesota has recorded an environmental regulatory asset for these costs. NSP-Minnesota may request recovery of costs to remedy other activated sites following the completion of preliminary investigations.

The Clean Air Act, including the Amendments of 1990, calls for reductions in emissions of sulfur dioxide and nitrogen oxides from electric generating plants. These reductions, which will be phased in, began in 1995. NSP has invested significantly over the years to reduce sulfur dioxide emissions at its plants. No additional capital expenditures are anticipated to comply with the sulfur dioxide emission limits of the Clean Air Act. NSP is evaluating how best to implement the nitrogen oxides standards. NSP-Minnesota's capital expenditures include some costs for ensuring compliance with the Clean Air Act's other emission requirements; other expenditures may be necessary upon Environmental Protection Agency (EPA) finalization of remaining rules. Because NSP is still in the process of implementing some provisions of the Clean Air Act, its total financial impact is unknown at this time. Capital expenditures for opacity compliance are included in the capital expenditure commitments disclosed previously. The depreciation of these capital costs will be subject to regulatory recovery in future rate proceedings.

In September 1998, the EPA issued nitrogen oxide regulation affecting 22 states, including Wisconsin. NSP-Wisconsin may be required to retrofit some of its electric generating plants by 2003 to comply with this regulation. NSP-Wisconsin and other parties have petitioned for a judicial review of the regulation. The new regulation has not been finalized by the WDNR, so NSP-Wisconsin cannot determine the additional cost to comply.

Several of NSP's facilities have asbestos material, which can be a health hazard to people who come in contact with it. Governmental regulations specify the timing and nature of disposal of asbestos materials. Under such requirements, asbestos not readily accessible to the environment need not be removed until the facilities containing the material are demolished. Although the ultimate cost and timing of asbestos removal is not yet known, it is estimated that removal under current regulations would cost $45 million in 1998 dollars. Depending on the timing of asbestos removal, such costs would be recorded as incurred as operating expenses for maintenance projects, capital expenditures for construction projects or removal costs for demolition projects.

Environmental liabilities are subject to considerable uncertainties that affect NSP's ability to estimate its share of the ultimate costs of remediation and pollution control efforts. Such uncertainties involve the nature and extent of site contamination, the extent of required cleanup efforts, varying costs of alternative cleanup methods and pollution control technologies, changes in environmental remediation and pollution control requirements, the potential effect of technological improvements, the number and financial strength of other potentially responsible parties at multi-party sites and the identification of new environmental cleanup sites. NSP has recorded and/or disclosed its best estimate of expected future environmental costs and obligations.

LEGAL CLAIMS In the normal course of business, NSP is a party to routine claims and litigation arising from prior and current operations. NSP is actively defending these matters and has recorded an estimate of the probable cost of settlement or other disposition.

In April 1997, a fire damaged several buildings in downtown Grand Forks, N.D., during the historic floods in that city. On July 23, 1998, the St. Paul Mercury Insurance Co., which insured the First National Corp. and its three buildings in downtown Grand Forks, commenced a lawsuit against NSP for damages in excess of $15 million. The suit was filed in the District Court in Grand Forks County in North Dakota. Douglas W. Leatherdale, a member of NSP's board of directors, is chairman and chief executive officer of St. Paul Companies Inc., the parent of St. Paul Mercury Insurance Co. W. John Driscoll, a member of NSP's board of directors, is also a director of St. Paul Companies Inc. The insurance company alleges that the fire was electrical in origin and that NSP was legally responsible for the fire because it failed to shut off electrical power to downtown Grand Forks during the flood and prior to the fire. In December 1998, a second lawsuit related to the fire was commenced by two partnerships that owned property damaged by the fire and Protection Mutual Insurance Co., which insured the Grand Forks Herald building damaged by the fire. It is NSP's position that it is not legally responsible for this unforeseeable event. At no time prior to the fire was NSP instructed to shut off power to downtown Grand Forks by any government officials, including representatives from the fire department. Moreover, people in downtown Grand Forks were relying on electricity before and after the fire occurred. NSP has a self-insured retention deductible of $2 million, with general liability insurance coverage limits of $150 million. The ultimate cost to NSP, if any, is unknown at this time.

On Nov. 24, 1998, Wisconsin Electric Power Company (WEPCO) filed a complaint against NSP with the FERC. WEPCO alleges that it suffered 21 firm transmission service curtailments from May 1998 to August 1998 and that these curtailments violated NSP's obligation under FERC Order No. 888 electric transmission service tariff. WEPCO is seeking: a refund of an unspecified amount, a ruling that certain mitigation charges WEPCO agreed to pay violate Order No. 888 and other miscellaneous relief. On Dec. 24, 1998, NSP filed an answer demonstrating the 21 curtailments were implemented lawfully under NSP's contracts with WEPCO, FERC Order No. 888 and the NSP transmission tariff, as clarified by the FERC. NSP asked the FERC to promptly dismiss the complaint. There is no deadline for FERC action on the complaint.

On Dec. 11, 1998, a gas explosion in downtown St. Cloud, Minn., killed four people, including two NSP employees, injured approximately 14 people and damaged several buildings. The accident occurred as a crew of four employees from Cable Constructors Inc. (CCI) was installing fiber optic cable. CCI was performing this work for Seren as part of its broadband communications project in St. Cloud and surrounding communities. The accident is under investigation by the National Transportation Safety Board (NTSB). Although this investigation is expected to take several months, the NTSB investigator in charge has stated publicly that "the location of the gas line and a gas main that runs parallel had been properly marked by NSP before the drilling." NSP and Seren have been notified of potential property and personal injury claims related to this explosion. Both companies deny any liability for this accident. NSP has a self-insured retention deductible of $2 million with general liability coverage limits of $185 million. Seren's primary insurance coverage is $1 million and its secondary insurance coverage is $185 million. The ultimate cost to NSP and Seren, if any, is presently unknown.

15. SEGMENT AND RELATED INFORMATION

Effective Dec. 31, 1998, NSP adopted SFAS No. 131 - Disclosures About Segments of an Enterprise and Related Information. NSP has four reported segments:
Electric Utility, Gas Utility and two of its nonregulated energy businesses, its wholly owned subsidiaries, NRG and EMI.
     - NSP's electric utility generates, transmits and distributes electricity primarily in Minnesota, Wisconsin, Michigan, North Dakota and South Dakota. It also makes sales for resale and provides wholesale transmission service to various entities in the United States.

     - NSP's gas utility transmits, transports, stores and distributes natural gas and propane primarily in Minnesota, Wisconsin, North Dakota, Michigan and, beginning in 1998, Arizona.

     - NRG develops, builds, acquires, owns and operates several nonregulated energy-related businesses, including independent power production, commercial and industrial heating and cooling, and energy-related refuse-derived fuel production, both domestically and outside the United States.

     - EMI is an energy service company, primarily retrofitting and upgrading facilities for greater energy efficiency, largely in the United States.

In general, NSP has segmented its operations as either regulated or nonregulated businesses. Further, the regulated businesses are separated between electric and gas; and nonregulated businesses are separated by company (primarily based on product and services). The electric and gas businesses are part of NSP-Minnesota, NSP-Wisconsin and Viking companies and are reviewed at various jurisdiction and/or company levels. They have been aggregated as reportable segments as they are aggregated for reporting to NSP's Board of Directors. Assets by segment are not reported to management and are not included in the disclosures that follow.

The measure of profit or loss for electric and gas reported in the various management reports varies, but the largest component, NSP-Minnesota, reports net income and earnings per share on a basis consistent with consolidated net income and earnings per share, except that allocations are needed for some items, as described later. Intercompany and intersegment sales are priced at approved tariff rates and are immaterial. In addition, since NRG and EMI are separate companies, their net income and earnings per share are the measure of profit or loss for both internal management reporting and consolidated external NSP reporting.

To report net income for electric and gas utility segments, NSP-Minnesota and NSP-Wisconsin must assign or allocate all costs and certain other income.
In general, costs are:
     - directly assigned wherever applicable
     - allocated based on cost causation allocators wherever applicable
     - allocated based on a general allocator for all other costs not assigned by the above two methods

The "all other" category includes segments that measure below the quantitative threshold for separate disclosure and consists primarily of nonregulated companies, including Eloigne, an affordable housing investment company; Seren, a communications and data services company; Ultra Power, a power-cable testing company; and several other small companies and businesses.


 BUSINESS SEGMENTS

 1998                                         ELECTRIC        GAS                                ALL    RECONCILING   CONSOLIDATED
 (THOUSANDS OF DOLLARS)                        UTILITY    UTILITY        NRG         EMI       OTHER   ELIMINATIONS      TOTAL (a)
-----------------------------------------------------------------------------------------------------------------------------------
 Operating revenues from external
   customers (b)                            $2 361 536   $456 710   $ 98 688    $ 54 254    $ 29 288                    $3 000 476
 Intersegment revenues                             815      9 292      1 737                               $(10 916)           928
-----------------------------------------------------------------------------------------------------------------------------------
   TOTAL REVENUES                           $2 362 351   $466 002   $100 425    $ 54 254    $ 29 288       $(10 916)    $3 001 404
-----------------------------------------------------------------------------------------------------------------------------------
 Depreciation and amortization                 308 415     31 864     16 320       2 129       3 779                       362 507
 Interest income                                 9 103      1 403      8 052         184         776           (608)        18 910
 Financing costs, mainly interest
   expense                                     109 192     15 485     50 313         108       3 997           (608)       178 487
 Income tax expense (credit)                   135 914     10 672    (25 654)     (4 214)    (11 923)                      104 795
 Equity in earnings (losses) of
   unconsolidated affiliates                       969                81 706         300      (2 122)                       80 853
 SEGMENT NET INCOME (LOSS)                  $  226 351   $ 17 321   $ 41 732    $ (7 659)   $  4 628                    $  282 373
-----------------------------------------------------------------------------------------------------------------------------------

 1997                                         ELECTRIC        GAS                                ALL    RECONCILING   CONSOLIDATED
 (THOUSANDS OF DOLLARS)                        UTILITY    UTILITY        NRG         EMI       OTHER   ELIMINATIONS       TOTAL (a)
-----------------------------------------------------------------------------------------------------------------------------------
 Operating revenues from external
   customers (b)                            $2 217 542   $515 162   $102 791    $ 94 375    $ 26 405                    $2 956 275
 Intersegment revenues                           1 008      6 113        926                               $ (7 005)         1 042
-----------------------------------------------------------------------------------------------------------------------------------
   TOTAL REVENUES                           $2 218 550   $521 275   $103 717    $ 94 375    $ 26 405       $ (7 005)    $2 957 317
-----------------------------------------------------------------------------------------------------------------------------------
 Depreciation and amortization                 299 325     28 609     10 310       1 768       3 069                       343 081
 Interest income                                 1 696        331     10 806         604         774           (482)        13 729
 Financing costs, mainly interest
   expense                                     111 595     13 429     30 729         272       3 626           (482)       159 169
 Merger cost write-off                          29 005                                                                      29 005
 Income tax expense (credit)                   122 655     12 087    (23 680)     (5 921)     (8 431)                       96 710
 Equity in earnings (losses) of
   unconsolidated affiliates                       605                26 003      (5 144)     (2 259)                       19 205
 SEGMENT NET INCOME (LOSS)                  $  199 553   $ 22 284   $ 21 982    $(10 841)   $  4 342                    $  237 320
-----------------------------------------------------------------------------------------------------------------------------------

 1996                                         ELECTRIC        GAS                                ALL    RECONCILING   CONSOLIDATED
 (THOUSANDS OF DOLLARS)                        UTILITY    UTILITY        NRG         EMI       OTHER   ELIMINATIONS       TOTAL (a)
-----------------------------------------------------------------------------------------------------------------------------------
 Operating revenues from external
   customers (b)                            $2 126 364   $526 640   $ 70 104    $207 939    $ 25 860                    $2 956 907
 Intersegment revenues                           1 049      3 363      1 545                               $ (4 755)         1 202
-----------------------------------------------------------------------------------------------------------------------------------
   TOTAL REVENUES                           $2 127 413   $530 003   $ 71 649    $207 939    $ 25 860       $ (4 755)    $2 958 109
-----------------------------------------------------------------------------------------------------------------------------------
 Depreciation and amortization                 279 459     29 027      8 666       1 192       2 842                       321 186
 Interest income                                 4 593        696      9 443         295         680           (326)        15 381
 Financing costs, mainly interest
   expense                                     100 406     11 785     15 354         301       3 179           (326)       130 699
 Income tax expense (credit)                   145 514     17 872     (5 655)     (4 591)     (6 330)                      146 810
 Equity in earnings (losses) of
   unconsolidated affiliates                       358                34 674      (1 461)     (2 545)                       31 026
 SEGMENT NET INCOME (LOSS)                  $  230 602   $ 27 652   $ 19 978    $ (8 526)   $  4 833                    $  274 539
-----------------------------------------------------------------------------------------------------------------------------------

(a) The Consolidated Total amounts for income and expense items represent the sum of utility amounts (including some nonoperating items) from the Statement of Income and the nonregulated amounts from Note 6. The depreciation and amortization amounts in the Statement of Cash Flows are different than reported in the Consolidated Total column due to classification of certain depreciation and amortization amounts as other expense items in the Statement of Income.

(b) All operating revenues are from external customers located in the United States. However, NRG has significant equity investments for nonregulated projects outside of the United States. Equity in earnings of unconsolidated affiliates, primarily independent power projects, includes $29.3 million in 1998, $27.1 million in 1997 and $29.5 million in 1996 from nonregulated projects located outside of the United States. NRG's equity investments in projects outside of the United States were $591 million in 1998, $517 million in 1997 and $295 million in 1996.

16. SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)


 (THOUSANDS OF DOLLARS,                                        QUARTER ENDED
 EXCEPT PER SHARE AMOUNTS)          MARCH 31, 1998    JUNE 30, 1998    SEPT. 30,1998(a)   DEC. 31, 1998(b)
----------------------------------------------------------------------------------------------------------
 Utility operating revenues               $701 402         $638 601           $766 448           $712 723
 Utility operating income                   79 050           65 054            134 985             85 200
 Net income                                 57 117           35 034            101 694             88 528
 Earnings available for common stock        54 750           33 974            100 634             87 467
 Earnings per average common share:
  Basic                                      $0.37            $0.23              $0.67              $0.58
  Diluted                                    $0.37            $0.23              $0.67              $0.58
 Dividends declared per common share       $0.3525          $0.3575            $0.3575            $0.3575
 Stock prices - high                     $29 25/32         $30 7/32           $29 3/16          $30 13/16
              - low                        $26 1/2        $27 11/32          $25 11/16           $26 3/16


 (THOUSANDS OF DOLLARS,                                      QUARTER ENDED
 EXCEPT PER SHARE AMOUNTS)          MARCH 31, 1997  JUNE 30, 1997(c)    SEPT. 30, 1997      DEC. 31, 1997
----------------------------------------------------------------------------------------------------------
 Utility operating revenues               $742 496         $594 323           $697 443           $699 484
 Utility operating income                   88 456           65 586            118 540             89 174
 Net income                                 65 773           18 253             87 912             65 382
 Earnings available for common stock        61 816           15 882             85 541             63 010
 Earnings per average common share:
  Basic                                      $0.45            $0.12              $0.62              $0.42
  Diluted                                    $0.45            $0.12              $0.61              $0.42
 Dividends declared per common share       $0.3450          $0.3525            $0.3525            $0.3525
 Stock prices - high                      $24 9/16              $26          $26 15/32           $29 7/16
              - low                        $22 3/4          $22 1/4                $24           $24 7/32
----------------------------------------------------------------------------------------------------------

(a) 1998 results include a $22 million pretax charge, which reduced third quarter earnings by 10 cents per share, for the write-down of NRG projects.
(b) 1998 results include a $26 million pretax gain, which increased fourth quarter earnings by 11 cents per share, for an NRG project sell down.
(c) 1997 results include a $29 million pretax charge, which reduced second quarter earnings by 12 cents per share, for the write-off of merger costs.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         During 1998, there were no disagreements with NSP's independent public accountants on accounting procedures or accounting and financial disclosures.


PART III
ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required under this Item with respect to directors is set forth in the Registrant's 1999 Proxy Statement for its Annual Meeting of Shareholders to be held April 28, 1999, on pages 3 through 9 under the caption "Election of Directors," which is incorporated by reference. Information with respect to Executive Officers is included under the caption "Executive Officers" in Item 1 of this report, and is incorporated by reference.


ITEM 11 - EXECUTIVE COMPENSATION

         Information required under this Item is set forth in the Registrant's 1999 Proxy Statement for its Annual Meeting of Shareholders to be held April 28, 1999, on pages 10 through 18 under the caption "Compensation of Executive Officers," which is incorporated by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


        Information required under this item is set forth in the Registrant's 1999 Proxy Statement for its Annual Meeting of Shareholders to be held April 28, 1999, on page 9 under the caption "Share Ownership of Directors, Nominees and Named Executive Officers," which is incorporated by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required under this Item is set forth in the Registrant's 1999 Proxy Statement for its Annual Meeting of Shareholders to be held April 28, 1999, on pages 4 through 6 under the captions "Class I - Nominees for Terms expiring in 2002," "Class III Directors whose Terms expire in 2001," "Class II - Directors whose Terms Expire in 2000," which is incorporated by reference.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------------


      (a)   1.  FINANCIAL STATEMENTS                                        PAGE

                       Included in Part II of this report:

                       Report of Independent Accountants for the years
                       ended Dec. 31, 1998, 1997 and 1996.                   39

                       Consolidated Statements of Income for the three
                       years ended Dec. 31, 1998.                            40

                       Consolidated Statements of Cash Flows for the three
                       years ended Dec. 31, 1998.                            41

                       Consolidated Balance Sheets, Dec. 31, 1998
                       and 1997.                                             42

                       Consolidated Statements of Changes in Common
                       Stockholders' Equity for the three years ended
                       Dec. 31, 1998.                                        43

                       Consolidated Statements of Capitalization,
                       Dec. 31, 1998 and 1997.                               44

                       Notes to Financial Statements.                        46

     (a)   2.  FINANCIAL STATEMENT SCHEDULES

               Schedules are omitted because of the absence of the conditions under which they are required or because the information required is included in the financial statements or the notes.

     (a)   3.  EXHIBITS

                   *      Indicates incorporation by reference

                   2.01* Agreement and Plan of Merger, dated as of March 24, 1999, by and between Northern States Power Company and New Century Energies, Inc. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No 1-12907) of New Century Energies, Inc dated March 24, 1999.

                   3.01* Restated Articles of Incorporation of the Company and Amendments. (Exhibit 3.01 to Form 10-Q for the quarter ended June 30, 1998, File No. 1-3034).

                   3.02* Bylaws of the Company as amended March 26, 1997, and ratified by NSP's shareholders on June 25, 1997. (Exhibit 3.02 to Form 10-K for the year 1997, File No. 1-3034).

                   4.01* Trust Indenture, dated Feb. 1, 1937, from NSP to Harris Trust and Savings Bank, as Trustee. (Exhibit B-7 to File No. 2-5290).

                   4.02* Supplemental and Restated Trust Indenture, dated May 1, 1988, from NSP to Harris Trust and Savings Bank, as Trustee. (Exhibit 4.02 to Form 10-K for the year 1988, File No. 1-3034).

                           Supplemental Indenture between NSP and said
                           Trustee, supplemental to Exhibit 4.01, dated as follows:

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

                   4.30*   March 1, 1976 (Exhibit 4.01CC to File No. 2-71259).

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

                   4.43* Dec. 1, 1993 (Exhibit 4.01 to Form 8-K dated Dec. 7, 1993, File No. 1-3034).

                   4.44* Feb. 1, 1994 (Exhibit 4.01 to Form 8-K dated Feb. 10, 1994, File No. 1-3034).

                   4.45* Oct. 1, 1994 (Exhibit 4.01 to Form 8-K dated Oct. 5, 1994, File No. 1-3034).

                   4.46* June 1, 1995 (Exhibit 4.01 to Form 8-K dated June 28, 1995, File No. 1-3034).

                   4.47* April 1, 1997. (Exhibit 4.47 to Form 10-K for the year 1997. File No. 1-3034).

                   4.48* March 1, 1998 (Exhibit 4.01 to Form 8-K dated March 11, 1998, File No. 1-3034).

                   4.49* Trust Indenture, dated April 1, 1947, from NSP-Wisconsin to Firstar Trust Company (formerly First Wisconsin Trust Company), as Trustee. (Exhibit 7.01 to File No. 2-6982).

                            Supplemental Indentures between NSP-Wisconsin and said Trustee, supplemental to Exhibit 4.49 dated as follows:

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

                   4.55*    Feb. 1, 1982 (Exhibit 4.01G to File No. 2-76146).

                   4.56* March 1, 1982 (Exhibit 4.08 to Form 10-K for the year 1982, File No. 10-3140).

                   4.57*    June 1, 1986 (Exhibit 4.01I to File No. 33-6269).

                   4.58*    March 1, 1988 (Exhibit 4.01J to File No. 33-20415).

                   4.59* Supplemental and Restated Trust Indenture dated March 1, 1991, from NSP-Wisconsin to Firstar Trust Company (formerly First Wisconsin Trust Company), as Trustee. (Exhibit 4.01K to File No. 33-39831).

                   4.60*    April 1, 1991 (Exhibit 4.01L to File No. 33-39831).

                   4.61* March 1, 1993 (Exhibit 4.01 to Form 8-K dated March 4, 1993, File No. 10-3140).

                   4.62* Oct. 1, 1993 (Exhibit 4.01 to Form 8-K dated September 21, 1993, File No. 10-3140).

                   4.63* Dec. 1, 1996 (Exhibit 4.01 to Form 8-K dated December 12, 1996, File No. 10-3140).

                   4.64* NSP Employee Stock Ownership Plan. (Exhibit 4.60 to Form 10-K for the year 1994 File No. 1-3034).

                   4.65* Subordinated Debt Securities Indenture, dated as of Jan. 30, 1997, between NSP and Norwest Bank Minnesota, National Association, as trustee. (Exhibit 4.02 to Form 8-K dated Jan. 28, 1997,
                            File No. 001-03034).

                   4.66* Preferred Securities Guarantee Agreement, dated as of Jan. 31, 1997, between NSP and Wilmington Trust Company, as Trustee. (Exhibit 4.05 to Form 8-K dated Jan. 28, 1997, File No. 001-03034).


                   4.67* Amended and Restated Declaration of Trust of NSP Financing I, dated as of Jan. 31, 1997, including form of Preferred Security. (Exhibit 4.10 to Form 8-K dated Jan, 28 1997, File No. 001-03034).

                   4.68* Supplemental Indenture, dated as of Jan. 31, 1997, between NSP and Norwest Bank Minnesota, National Association, as trustee, including form of Junior Subordinated Debenture. (Exhibit 4.12 to Form 8-K dated Jan 28, 1997, File No.
                            001 - 03034).

                   4.69* Common Securities Guarantee Agreement dated as of Jan. 31, 1997, between NSP and Wilmington Trust Company, as Trustee. (Exhibit 4.13 to Form 8-K dated Jan. 28, 1997, File No. 001 - 03034).

                   4.70* Subscription Agreement, dated as of Jan. 28, 1997, between NSP Financing I and NSP. (Exhibit 4.14 to Form 8-K dated Jan 28, 1997, File No. 001 - 03034).

                   10.01* Facilities Agreement, dated July 21, 1976, between NSP and the Manitoba Hydro-Electric Board relating to the interconnection of the 500 KV Line. (Exhibit 5.06I to File No. 2-54310).

                   10.02* Transactions Agreement, dated July 21, 1976, between NSP and the Manitoba Hydro-Electric Board relating to the interconnection of the 500 KV Line. (Exhibit 5.06J to File No. 2-54310).

                   10.03* Coordinating Agreement, dated July 21, 1976, between NSP and the Manitoba Hydro-Electric Board relating to the interconnection of the 500 KV Line. (Exhibit 5.06K to File No. 2-54310).

                   10.04*   Ownership and Operating Agreement, dated
                            March 11, 1982, between NSP, Southern Minnesota Municipal Power Agency and United Minnesota Municipal Power Agency concerning Sherburne County Generating Unit No. 3. (Exhibit 10.01 to Form 10-Q for the quarter ended Sept. 30, 1994, File No. 1-3034).

                   10.05* Transmission Agreement, dated April 27, 1982, and Supplement No. 1, dated July 20, 1982, between NSP and Southern Minnesota Municipal Power Agency. (Exhibit 10.02 to Form 10-Q for the quarter ended Sept. 30, 1994, File No. 1-3034).

                   10.06* Power Agreement, dated June 14, 1984, between NSP and the Manitoba Hydro-Electric Board, extending the agreement scheduled to terminate on April 30, 1993, to April 30, 2005. (Exhibit 10.03 to Form 10-Q for the quarter ended Sept. 30, 1994, File No. 1-3034).

                   10.07* Power Agreement, dated August 1988, between NSP and Minnkota Power Company. (Exhibit 10.08 to Form 10-K for the year 1988, File No. 1-3034).


EXECUTIVE COMPENSATION ARRANGEMENTS AND BENEFIT PLANS COVERING EXECUTIVE OFFICERS AND DIRECTORS

                   10.08* Summary of Terms and Conditions of Employment of James J Howard, Chairman, President and Chief Executive Officer, effective Feb. 1, 1987, as amended and restated effective as of Jan. 28, 1998. (Agreement filed as Exhibit 10.03 to Form 10-Q for the quarter ended March 31, 1998, File No. 1-3034).

                   10.09* NSP Severance Plan. (Exhibit 10.12 to Form 10-K for the year 1994, File No. 1-3034).

                   10.10* NSP Deferred Compensation Plan amended effective Jan. 1, 1993. (Exhibit 10.16 to Form 10-K for the year 1993, File No. 1-3034).

                   10.11* Amended and Restated Executive Long-Term Incentive Award Stock Plan. (Exhibit 10.02 to Form 10-Q for the quarter ended March 31, 1998, File No. 1-3034).

                   10.12* Executive Annual Incentive Award Plan for 1998. (Exhibit 10.01 to Form 10-Q for the quarter ended March 31, 1998, File No. 1-3034).

                   10.13* Stock Equivalent Plan for Non-Employee Directors of Northern States Power Company As Amended and Restated Effective Oct. 1, 1997. (Exhibit 10.15 to Form 10-K for the year 1997. File No. 1-3034.)

                   10.14 Employment Contract of James J. Howard dated March 24, 1999.

                   12.01 Statement of Computation of Ratio of Earnings to Fixed Charges.

                   21.01   Subsidiaries of the Registrant.

                   23.01   Consent of Independent Accountants -
                           PricewaterhouseCoopers LLP, Minneapolis, Minn.

                   99.01 Statement pursuant to Private Securities Litigation Reform Act of 1995.

                   99.02* Description of Business of NRG Energy, Inc. (Item 1 of NRG Energy, Inc.'s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 1998, File No. 333-33397).

                   27.01   Financial Data Schedule for 1998.

      (b) REPORTS ON FORM 8-K. The following reports on Form 8-K were filed either during the three months ended Dec. 31, 1998, or between Dec. 31, 1998, and the date of this report:

            Oct. 6, 1998, (Filed Oct. 6, 1998) Item 5. Other Events. Item 7. Financial Statements and Exhibits. Re: Disclosure of NRG's $23 million pretax write-down of investments in Indonesia and other projects against third quarter 1998 earnings.

            Dec. 22, 1998 (Filed Dec. 29, 1998) - Item 5. Other Events. Item 7. Financial Statements and Exhibits. Re: Disclosure of NRG's sale of a portion of its interest in Enfield Energy Centre .

            March 25, 1999 (Filed March 25, 1999) - Item 5. Other Events.
            Item 7. Financial Statements and Exhibits. RE: Disclosure of NSP's proposed merger with New Century Energies, Inc.

SIGNATURES
--------------------------------------------------------------------------------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                     NORTHERN STATES POWER COMPANY




March 24, 1999                                                       /s/
                                                                     ----------------------------------------------
                                                                     E J MCINTYRE
                                                                     Vice President and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, report signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.




/s/                                                                  /s/
----------------------------------------------                       ----------------------------------------------
JAMES J HOWARD                                                       E J MCINTYRE
Chairman of the Board, President and Chief                           Vice President and Chief Financial Officer
 Executive Officer                                                  (Principal Financial Officer)
(Principal Executive Officer)




/s/                                                                  /s/
----------------------------------------------                       ----------------------------------------------
ROGER D SANDEEN                                                      H LYMAN BRETTING
Vice President and Controller                                        Director
(Principal Accounting Officer)




/s/                                                                  /s/
----------------------------------------------                       ----------------------------------------------
DAVID A CHRISTENSEN                                                  W JOHN DRISCOLL
Director                                                             Director




/s/                                                                  /s/
----------------------------------------------                       ----------------------------------------------
GIANNANTONIO FERRARI                                                 ALLAN L. SCHUMAN
Director                                                             Director




/s/                                                                  /s/
----------------------------------------------                       ----------------------------------------------
RICHARD M KOVACEVICH                                                 DOUGLAS W LEATHERDALE
Director                                                             Director




/s/                                                                  /s/
----------------------------------------------                       ----------------------------------------------
MARGARET R PRESKA                                                    A PATRICIA SAMPSON
Director                                                             Director

                                  EXHIBIT INDEX


Method of          Exhibit
Filing             No.           Description
---------          -------       -----------
  DT               10.14         Employment contract of James J. Howard dated
                                 March 24, 1999.

  DT               12.01         Statement of Computation of Ratio of Earnings to
                                 Fixed Charges.

  DT               21.01         Subsidiaries of the Registrant.

  DT               23.01         Consent of Independent Accountants - Price
                                 WaterhouseCoopers LLP, Minneapolis, MN.

  DT               99.01         Statement pursuant to Private Securities
                                 Litigation Reform Act of 1995.

  DT               27.01         Financial Data Schedule for 1998.


DT = Filed electronically with this direct transmission.