Form 10-Q
period 1999-03-31
NORTHERN STATES POWER CO /MN/
filed 1999-05-14
CIK 72903

SECURITIES  AND  EXCHANGE  COMMISSION
			     WASHINGTON, D.C. 20549

				   FORM  10-Q

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
	ACT  OF  1934
				       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
	ACT  OF  1934


FOR  QUARTER  ENDED     MARCH 31, 1999            COMMISSION FILE NUMBER  1-3034
		    --------------------                                 -------


			   NORTHERN  STATES  POWER  COMPANY
	   ----------------------------------------------------------------
	    (EXACT  NAME  OF  REGISTRANT  AS  SPECIFIED  IN  ITS  CHARTER)


	   MINNESOTA                                        41-0448030

(STATE  OF  OTHER  JURISDICTION  OF                     (I.R.S.  EMPLOYER
 INCORPORATION  OR  ORGANIZATION)                       IDENTIFICATION  NO.)


  414  NICOLLET  MALL,  MINNEAPOLIS,  MINNESOTA                   55401

(ADDRESS  OF  PRINCIPAL  EXECUTIVE  OFFICES)                    (ZIP  CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE         (612) 330-5500
						   -----------------------------

					NONE
--------------------------------------------------------------------------------
FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.


						     YES  X    NO
							 -----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

	     CLASS                                 OUTSTANDING AT APRIL 30, 1999
-------------------------------                    -----------------------------
   COMMON  STOCK,  $2.50  PAR VALUE                           153,608,767 SHARES

			 PART 1.  FINANCIAL INFORMATION
			  ------------------------------

ITEM  1.    FINANCIAL  STATEMENTS
---------------------------------

	   NORTHERN STATES POWER COMPANY (MINNESOTA) AND SUBSIDIARIES
		  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
		  ---------------------------------------------
							  Three Months Ended
							       March 31
							       --------
							 1999             1998
							 ----             ----
(Thousands of dollars)
UTILITY  OPERATING  REVENUES
			       Electric: Retail        $505,561         $479,826
		     Sales for resale and other          51,295           41,745
					    Gas         186,327          179,831

					  Total         743,183          701,402
							-------          -------

UTILITY  OPERATING  EXPENSES
		   Fuel for electric generation          69,963           75,639
		Purchased and interchange power          98,065           72,523
	  Cost of gas purchased and transported         112,178          113,582
				Other operation         101,127           95,466
				    Maintenance          44,990           39,860
		     Administrative and general          30,563           37,779
	     Conservation and energy management          17,238           16,885
		  Depreciation and amortization          87,485           84,100
		   Taxes:  Property and general          57,632           55,960
				 Current income          42,546           38,387
				Deferred income          (4,035)          (5,623)
	      Investment tax credits recognized          (2,223)          (2,206)

					  Total         655,529          622,352
							-------          -------

UTILITY OPERATING INCOME                                 87,654           79,050

OTHER  INCOME  (EXPENSE)
 Income  (loss)  from  nonregulated  businesses
   -  before  interest and taxes                         (7,353)           4,380
 Allowance for funds used during construction -
   equity                                                 3,175            1,745
	Other utility income (deductions) - net          (5,011)             705
 Income   tax   benefits    on     nonregulated
   operations  and  nonoperating  items                  16,142           14,026
							 ------           ------
					   Total          6,953           20,856
							  -----           ------
INCOME BEFORE FINANCING COSTS                            94,607           99,906

FINANCING  COSTS
	     Interest on utility long-term debt          23,965           25,266
	Other utility interest and amortization           5,552            3,419
	 Nonregulated interest and amortization          12,141           12,278
 Allowance for funds used during construction -
   debt                                                  (3,310)          (2,112)
							 -------         -------
			 Total interest charges          38,348           38,851

 Distributions   on    redeemable     preferred
   securities of subsidiary trust                         3,938            3,938
							   ----            -----
TOTAL FINANCING COSTS                                    42,286           42,789
							 ------           ------

NET INCOME                                               52,321           57,117
PREFERRED STOCK DIVIDENDS                                 1,060            2,367
EARNINGS AVAILABLE FOR COMMON STOCK                     $51,261          $54,750
							=======          =======

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (000'S)     152,392          149,214
AVERAGE NUMBER  OF  COMMON AND POTENTIALLY DILUTIVE
  SHARES OUTSTANDING (000'S)                            152,553          149,467

	  EARNINGS PER AVERAGE COMMON SHARE - BASIC     $0.34            $0.37
	EARNINGS PER AVERAGE COMMON SHARE - DILUTED     $0.34            $0.37
		COMMON DIVIDENDS DECLARED PER SHARE     $0.3575          $0.3525

	    CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (UNAUDITED)
	    --------------------------------------------------------

	 Balance at beginning of period          $1,432,696          $1,364,875
	 Net income for period                       52,321              57,117
	 Dividends  declared:
	   Cumulative preferred stock                (1,060)             (2,367)
	   Common stock                             (54,547)            (52,622)
						    --------            --------
	 Balance at end of period                $1,429,410          $1,367,003
						 ==========          ==========

The Notes to Consolidated Financial Statements are an integral part of the Statements of Income and Retained Earnings.

		CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
		-------------------------------------------------
											 Three Months Ended
											      March 31,
											  1999            1998
											  ----            ----
											 (Thousands of dollars)
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
 Net Income                                                                              $52,321          $57,117
 Adjustments  to  reconcile  net  income  to  cash  from operating activities:
  Depreciation and amortization                                                          98,698           93,874
  Nuclear fuel amortization                                                              12,944            9,878
  Deferred income taxes                                                                  (5,529)          (6,181)
  Deferred investment tax credits recognized                                             (2,237)          (2,284)
  Allowance for funds used during construction - equity                                  (3,175)          (1,745)
  Distributions in excess of (less than) equity in earnings of unconsolidated affiliates  2,975          (11,019)
  Cash provided by changes in certain working capital items                              95,781           77,590
  Cash provided by changes in other assets and liabilities                                9,800            3,455
											  -----            -----
 Net cash provided by operating activities.                                             261,578          220,685
											-------          -------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
 Capital expenditures                                                                   (96,073)         (74,814)
 Increase (decrease) in construction payables                                             5,547             (500)
 Allowance for funds used during construction - equity                                    3,175            1,745
 Investment in external decommissioning fund                                            (12,280)         (10,497)
 Equity investments, loans and deposits for nonregulated projects                       (23,145)         (77,230)
 Collection of loans made to nonregulated projects                                        6,030           55,079
 Other investments - net                                                                 (9,785)          (7,469)
											 -------          -------
 Net cash used for investing activities                                                (126,531)        (113,686)
										       ---------        ---------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
 Change in short-term debt - net issuances (repayments)                                 129,802         (134,971)
 Proceeds from issuance of long-term debt - net                                            -             252,781
 Repayment of long-term debt                                                           (206,710)          (9,818)
 Proceeds from issuance of common stock - net                                            12,905           16,045
 Redemption of preferred stock                                                             -             (95,000)
 Dividends paid                                                                         (55,128)         (55,994)
											--------         --------
 Net cash used for financing activities                                                (119,131)         (26,957)
										       ---------         --------
 Net increase in cash and cash equivalents                                               15,916           80,042

Cash and cash equivalents at beginning of period                                         42,364           54,765
											 ------           ------
Cash and cash equivalents at end of period                                              $58,280         $134,807
											=======          ========


The Notes to Consolidated Financial Statements are an integral part of the Statements of Cash Flows.

	   NORTHERN STATES POWER COMPANY (MINNESOTA) AND SUBSIDIARIES
		     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
		     ---------------------------------------
											       March 31,         December 31,
												 1999                1998
												 ----                ----
		     ASSETS                                                                       (Thousands of dollars)
UTILITY  PLANT
 Electric                                                                                     $7,258,627          $7,199,843
 Gas                                                                                             885,730             884,182
 Other                                                                                           370,401             365,101
												 -------             -------
   Total                                                                                       8,514,758           8,449,126
  Accumulated provision for depreciation                                                      (4,236,127)         (4,155,641)
 Nuclear fuel                                                                                    989,734             975,030
  Accumulated provision for amortization                                                        (886,224)           (873,281)
												---------           ---------
 Net utility plant                                                                             4,382,141           4,395,234

CURRENT  ASSETS
 Cash and cash equivalents                                                                        58,280              42,364
 Customer accounts receivable - net                                                              270,194             253,559
 Unbilled utility revenues                                                                       102,585             139,098
 Other receivables                                                                                55,980             105,116
 Fossil fuel inventories - at average cost                                                        45,306              58,806
 Materials and supplies inventories - at average cost                                            112,455             110,267
 Prepayments and other                                                                            49,219              44,855
												  ------              ------
   Total current assets                                                                          694,019             754,065

OTHER  ASSETS
 Equity investments in nonregulated projects                                                     874,414             862,596
 External decommissioning fund and other investments                                             503,400             479,402
 Regulatory assets                                                                               311,694             331,940
 Nonregulated property - net of accumulated depreciation                                         285,247             282,524
 Notes receivable from nonregulated projects                                                     113,048             106,427
 Other long-term receivables                                                                      34,057              29,796
 Intangible assets - net of accumulated amortization                                              96,108              95,915
 Long-term prepayments and deferred charges                                                       85,249              58,398
												  ------              ------
   Total other assets                                                                          2,303,217           2,246,998
											       ---------           ---------
   TOTAL ASSETS                                                                               $7,379,377          $7,396,297
											      ==========          ==========

			     LIABILITIES AND EQUITY
CAPITALIZATION
 Common  stock  equity:
  Common  stock  and  premium  -  authorized: 1999 350,000,000  and  1998 350,000,000 shares  of  $2.50  par  value,  issued  shares:
    1999  153,194,008 and 1998  152,696,971                                                  $1,168,973          $1,156,067
  Retained earnings                                                                           1,429,410           1,432,696
  Leveraged common stock held by ESOP                                                           (16,749)            (18,503)
  Accumulated other comprehensive income                                                        (85,478)            (89,014)
												--------           --------
   Total common stock equity                                                                  2,496,156           2,481,246

 Cumulative  preferred  stock  and  premium  -  authorized
  7,000,000  shares  of  $100  par  value;  outstanding shares: 1999 1,050,000  and
  1998 1,050,000 without mandatory redemption                                                   105,340            105,340
 Mandatorily  redeemable  preferred securities of subsidiary trust - guaranteed
   by NSP<F1>                                                                                   200,000            200,000
 Long-term debt                                                                               1,844,071          1,851,146
											      ---------          ---------
   Total capitalization                                                                       4,645,567          4,637,732

CURRENT  LIABILITIES
 Long-term debt due within one year                                                              27,131            227,600
 Other long-term debt potentially due within one year                                           141,600            141,600
 Short-term debt                                                                                369,632            239,830
 Accounts payable                                                                               256,839            271,799
 Taxes accrued                                                                                  226,497            170,274
 Interest accrued                                                                                34,156             38,836
 Dividends payable on common and preferred stocks                                                56,128             55,650
 Accrued payroll, vacation and other                                                             76,080             86,673
												 ------             ------
   Total current liabilities                                                                  1,188,063          1,232,262

OTHER  LIABILITIES
 Deferred income taxes                                                                          814,355            814,983
 Deferred investment tax credits                                                                125,993            128,444
 Regulatory liabilities                                                                         392,285            372,239
 Postretirement and other benefit obligations                                                   127,754            129,514
 Other long-term obligations and deferred income                                                 85,360             81,123
												 ------             ------
   Total other liabilities                                                                    1,545,747          1,526,303

COMMITMENTS  AND  CONTINGENT  LIABILITIES    (SEE  NOTE  4)

   TOTAL LIABILITIES AND EQUITY                                                              $7,379,377         $7,396,297
											     ==========          ==========

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

	 NORTHERN  STATES  POWER  COMPANY  (MINNESOTA)  AND  SUBSIDIARIES

		   NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
		   ----------------------------------------------

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of Northern States Power Company (Minnesota) (NSP-Minnesota) and its subsidiaries (collectively, NSP) as of March 31, 1999 and Dec. 31, 1998, the results of its operations for the three months ended March 31, 1999 and 1998, and its cash flows for the three months ended March 31, 1999 and 1998. Due to the seasonality of NSP's electric and gas sales and variability of nonregulated operations, operating results on a quarterly basis are not necessarily an appropriate base from which to project annual results.

     The accounting policies followed by NSP are set forth in Note 1 to the financial statements in NSP's Annual Report on Form 10-K for the year ended Dec. 31, 1998 (1998 Form 10-K). The following notes should be read in conjunction with such policies and other disclosures in the 1998 Form 10-K.

     On April 22, 1998, NSP's Board of Directors authorized a two-for-one stock split effective June 1, 1998. All financial information pertaining to earnings per share and number of shares outstanding has been adjusted to reflect the stock split.

1.          PROPOSED  BUSINESS  COMBINATION
--          -------------------------------

     On March 24, 1999, NSP and New Century Energies, Inc. (NCE) entered into an Agreement and Plan of Merger, providing for a strategic business combination of NSP and NCE. For more discussion of this proposed business combination, see
Part  II,  Item  5  -  Other  Information  of  this  report.

     Preliminary joint proxy materials requesting shareholder approval were filed with the Securities and Exchange Commission (SEC) on April 26, 1999. It is expected that definitive proxy materials will be mailed in May 1999, to the shareholders of NSP and NCE for their consideration at meetings scheduled for June 28, 1999. During the summer of 1999, NSP and NCE anticipate filing merger applications with the Federal Energy Regulatory Commission (FERC) and various regulatory agencies in the states that NSP and NCE provide utility service.

     The costs associated with the proposed merger are being deferred as a component of Regulatory Assets based on NSP's plan to request amortization and rate recovery over future periods. At March 31, 1999, NSP had deferred $5.4 million of merger costs.

2.          BUSINESS  DEVELOPMENTS
--          ----------------------

     NRG ENERGY, INC. (NRG) - In January 1999, NRG reached agreement to purchase the Arthur Kill generating station and the Astoria gas turbine site for $505 million from Consolidated Edison Co. These facilities, which are located in New York, have a combined summer capacity rating of 1,456 MW. The acquisition is expected to close in the second quarter of 1999, pending regulatory approvals.

     In April 1999, NRG reached agreement to purchase the 1,700 MW oil and gas-fired Oswego generating station for $91 million from Niagara Mohawk Power and Rochester Gas and Electric. The facilities are located in New York. The acquisition is expected to close in the fourth quarter of 1999, pending regulatory approvals.

     NRG, together with two other parties and the Chapter 11 trustees, filed a plan with the United States Bankruptcy Court for the Middle District of Louisiana to acquire 1,706 MW of fossil generating assets from Cajun electric Power Cooperative of Baton Rouge, La., for approximately $1.2 billion. In addition to the NRG plan, the bankruptcy court was considering one other plan submitted by Southwestern Electric Power Co. In February 1999, the bankruptcy court refused to confirm either of the proposed plans. NRG, its partner and the Trustee, have submitted a revised plan and a confirmation hearing has been scheduled for June of 1999.

     INDEPENDENT TRANSMISSION COMPANY (ITC) - In April 1998, NSP announced its intention to form an independent company unaffiliated with the rest of its utility operations. As originally proposed, NSP anticipated divesting its transmission assets as part of the formation of the ITC. In light of the proposed merger with NCE, divestiture of transmission assets does not seem feasible as it would appear to trigger adverse tax and accounting consequences. Therefore, NSP is evaluating the feasibility of alternatives to divestiture of its transmission assets, which may or may not include an ITC at this time.

     In April 1998, Wisconsin Act 204 became law. Act 204 includes provisions that require the Public Service Commission of Wisconsin (PSCW) to order a public utility that owns transmission facilities in Wisconsin to transfer control of its transmission facilities to an independent system operator (ISO) or divest the public utility's interest in its transmission facilities to an independent transmission owner (ITO) if the public utility has not already transferred control to an ISO or divested to an ITO by June 30, 2000. Under certain circumstances, the PSCW has authority to waive imposition of such an order on June 30, 2000. At March 31, 1999, the net book value of NSP-Wisconsin's transmission assets was approximately $150 million.

     INDEPENDENT NUCLEAR GENERATING COMPANY - In February 1999, NSP, Wisconsin Electric Power Co. and Wisconsin Public Service Corp. formalized their cooperative nuclear alliance by establishing a nuclear management company. The fourth member of the alliance, Alliant Energy, is seeking approval from the SEC to join the management company at a later date. NSP does not intend to divest its nuclear assets as part of establishing the nuclear management company.

     UNION CONTRACT EXTENSION - In March 1999, NSP management and union business managers reached agreement on a five year extension of the collective bargaining agreement, subject to ratification by the union membership. On April 12, 1999, the five International Brotherhood of Electric Workers local unions representing NSP employees notified NSP that the membership had ratified the contract extension, which will begin on Jan. 1, 2000.

     VIKING EXPANSION PROJECT - In April 1999, Viking received approval from the FERC to expand its transmission system in northwestern and central Minnesota by installing 45 miles of 24-inch pipeline. The $21 million expansion is a result of customers' requests and would increase the capacity of Viking's pipeline by 5 percent. Construction is expected to begin in the summer of 1999, with the pipeline placed in service during the fourth quarter of 1999.

3.          REGULATION  AND  RATE  MATTERS
--          ------------------------------

      FERC TRANSMISSION RATE CASE - As discussed in NSP's 1998 Form 10-K, in the first quarter of 1998, NSP filed wholesale electric point-to-point and network integration transmission service (NTS) rate cases with the FERC. In March 1999, NSP filed an offer of settlement which would resolve virtually all issues in the two cases. The offer of settlement provides an approximate two percent reduction in point-to-point rates, which combined with anticipated reductions in non-firm discounting, is expected to have little or no impact on annual revenue. In addition, the settlement calls for an annual increase of approximately $1 million in ancillary service revenues. Finally, the settlement places a cap on NSP's annual NTS payment liabilities to its five current NTS customers at $10 million per year. All rates are effective Oct. 1, 1998. The offer also includes a two or three year moratorium period on future transmission rate changes. The length of the moratorium is based on whether NSP forms an ITC or is ordered to join an ISO (two years), or voluntarily joins an ISO (three years). All parties filed written comments generally recommending FERC approval
of  the  offer.    NSP  expects  FERC  approval  later  in  1999.

     VIKING RATE CASE - In June 1998, Viking filed a rate case with the FERC, requesting a $3 million annual rate increase. In March 1999, Viking filed an agreement of settlement which would resolve all issues in the case. The settlement would provide Viking an annual rate increase of approximately $1.3 million, or 6 percent, effective Jan. 1, 1999, and a four year phased rate roll-in for the cost of Viking's 1996 and 1997 expansion projects. Viking expects FERC approval later in 1999.

4.          COMMITMENTS  AND  CONTINGENT  LIABILITIES
--          -----------------------------------------

     CONSERVATION IMPROVEMENT PROGRAM (CIP) - In June 1998, the Minnesota Department of Public Service (DPS) recommended the Minnesota Public Utility
Commission (MPUC) discontinue recovery of lost margins and load management discounts from conservation programs for NSP and other Minnesota public utilities. In November 1998, the MPUC approved continued recovery of lost margins and load management discounts for 1998. However, the MPUC put Minnesota utilities on notice that there may be significant changes, including elimination of lost margin and load management discount recovery, pending the outcome of a 1999 study. In 1998, NSP recorded approximately $33 million, primarily in electric revenue, from the conservation incentives under review by the MPUC. In April 1999, NSP filed a revised conservation incentive plan which, if approved, will result in recovery of approximately $27 million in 1999. The April filing is in lieu of a previously planned work group report to the MPUC scheduled for May 1999. In 1999, NSP is recording CIP revenues at its expected recovery
levels.    NSP  expects  MPUC  action  by  early  fall  of  1999.

     NUCLEAR INSURANCE - The circumstances set forth in Note 14 to NSP's financial statements in NSP's 1998 Form 10-K appropriately represent, in all material respects, the current status of commitments and contingent liabilities regarding public liability for claims resulting from any nuclear incident.

5.          SHORT-TERM  BORROWINGS
--          ----------------------

     As of March 31, 1999, NSP-Minnesota had a $300 million revolving credit facility under a commitment fee arrangement. This facility provides short-term financing in the form of bank loans, letters of credit and support for commercial paper sales. NSP has regulatory approval for up to approximately $604 million in short-term borrowing levels.

     In addition to NSP-Minnesota lines, at March 31, 1999, commercial banks provided credit lines of approximately $339 million to wholly owned subsidiaries of NSP with approximately $33 million in borrowings outstanding. At March 31, 1999, approximately $71 million in letters of credit were outstanding, reducing the credit lines available to subsidiaries to approximately $235 million.

     At March 31, 1999, NSP-Minnesota had $337 million in short-term commercial paper borrowings outstanding at a composite rate of 4.85 percent. NSP and its subsidiaries had $370 million of short-term debt outstanding at a weighted average interest rate of 4.91 percent on March 31, 1999.

6.          SEGMENT  INFORMATION
--          --------------------

     NSP has four reportable segments: Electric Utility, Gas Utility and two of its wholly owned, nonregulated subsidiaries, NRG and EMI. Segment information for the first quarter of 1999 and 1998 is as follows:

BUSINESS  SEGMENTS

					  Operating
				       Revenues  from       Inter-        Segment
3  MOS.  ENDED  3/31/99                    External        Segment     Net Income
(Thousands  of  dollars)                Customers          Revenues       (Loss)
-------------------------------------------------          --------       ------
Electric  Utility                         $556,654         $  202         $35,951
Gas  Utility                               186,257          1,132          18,781
NRG                                         37,522            324            (940)
EMI                                         17,578              0          (1,512)
All  Other                                   7,335              0              41
Reconciling  Eliminations                        0         (1,386)              0
-------------------------
Consolidated  Total  <F1>                 $805,346           $272         $52,321
========================

<F1>The  consolidated  total  revenue  amounts represent the sum of utility and nonregulated  amounts.

					  Operating
				       Revenues  from       Inter-       Segment
3  MOS.  ENDED  3/31/98                    External        Segment     Net Income
(Thousands  of  dollars)                Customers          Revenues       (Loss)
-------------------------------------------------          --------       ------
Electric  Utility                       $521,306           $  266        $36,985
Gas  Utility                             179,771            1,061         15,222
NRG                                       24,169              353          6,089
EMI                                       11,286                0         (2,526)
All  Other                                 7,168                0          1,347
Reconciling  Eliminations                      0           (1,355)             0
-------------------------
Consolidated  Total  <F1>               $743,700             $325        $57,117
========================

<F1>  The  consolidated  total  revenue  amounts represent the sum of utility and nonregulated  amounts.

7.          OTHER  COMPREHENSIVE  INCOME
--          ----------------------------

     NSP's other comprehensive income consists of foreign currency translation adjustments related to NRG's investments in international projects and changes in the fair value of certain marketable securities. The other comprehensive income for the first quarter of 1999 and 1998 are listed below.

Millions of Dollars                                         3 Mos. Ended
Increase  /  (decrease)  in  Equity                    3/31/99          3/31/98
-----------------------------------                    -------          -------

Currency  translation  adjustments                        $1.6          $(3.2)
Unrealized  loss  -  marketable  securities:
Holding  gain  during  period  -  net  of  tax             0.4            0.0
Loss  realized  during  period  -  net  of  tax            1.5            0.0
							   ---            ---
Total                                                     $3.5          ($3.2)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
				  OF OPERATIONS
				  -------------

     Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate", "estimate", "expect", "objective", "possible", "potential" and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to:
-          general  economic  conditions,  including  their  impact  on  capital
	     expenditures;
-          business  conditions  in  the  energy  industry;
-          competitive  factors;
-          unusual  weather;
-          changes  in  federal  or  state  legislation;
-          regulation;
-          issues  relating  to  Year  2000  remediation  efforts;
-          the    higher  degree  of  risk   associated with  NSP's nonregulated
	     businesses as compared  to  NSP's  regulated  business;
-          the   items   set   forth below under   "Factors Affecting Results of
	     Operations";
-          currency  translation  and  transaction  adjustments;
-          regulatory  delays  or  conditions  imposed by regulatory agencies in
	     approving  the  proposed  merger  with  NCE;
-          and the other risk factors listed from time to time by NSP in reports
	     filed  with the SEC, including Exhibit 99.01 to this report on Form
	     10-Q for the quarter  ended  March  31,  1999.

RESULTS  OF  OPERATIONS

     On March 24,1999, NSP and NCE entered into an Agreement and Plan of Merger,
providing for a strategic business combination of NSP  and  NCE.        For more
discussion of this proposed business combination, see Part II, Item 5 - Other Information of this report. The following discussion and analysis is based on the financial condition and operations of NSP and does not reflect the potential effects of the combination between NSP and NCE.

     NSP's earnings per share (diluted) for the periods ending March 31, 1999 and 1998 were as follows:

Earnings per share:          3 Mos. Ended
		       3/31/99        3/31/98
		       -------        -------
Regulated               $0.35          $0.33
Nonregulated            (0.01)          0.04
			------          ----
  Total                 $0.34          $0.37
			=====          =====

FACTORS  AFFECTING  RESULTS  OF  OPERATIONS
-------------------------------------------

     In addition to items noted in the 1998 Form 10-K and the Notes to the Financial Statements, the historical and future trends of NSP's operating results are affected by the following factors:

     ESTIMATED IMPACT OF WEATHER ON REGULATED EARNINGS - NSP estimates electric and gas utility sales levels under normal weather conditions and analyzes the approximate effect of variations from historical average temperatures on actual sales levels. The following summarizes the estimated impact of weather on actual utility operating results (in relation to sales under normal weather conditions):

					    Increase (Decrease)

Earnings per Share                Actual          Actual           Actual
For Periods Ending March 31:   1999 vs Normal  1998 vs Normal   1999 vs 1998

Quarter Ended                       ($0.04)       ($0.07)           $0.03

     SALES GROWTH - The following table summarizes NSP's growth in actual electric and gas sales and growth on a weather normalized (W/N) basis for the 3-month period ended March 31, 1999, as compared with the same period in 1998. NSP's weather normalization process removes the estimated impact on sales of temperature variations from historical averages.

						      3 Mos. Ended
						  Actual         W/N
						  ------         ---

Electric  Residential                              4.6%          2.1%
Electric  Industrial and  Commercial               2.1%          1.4%
Total  Electric  Retail                            2.7%          1.6%
Electric Resale                                   37.5%           NA
Total  Gas  Sales  &  Delivery                     2.6%         -0.1%

     YEAR 2000 (Y2K) READINESS - To the extent allowed, the information in the following section is designated as a "Year 2000 Readiness Disclosure." NSP is incurring significant costs to modify or replace existing technology, including computer software, for uninterrupted operation in the year 2000 and beyond as discussed in NSP's 1998 Form 10-K.

NSP  is  on  schedule  for  completion  of  its  Y2K  project.
- On March 31, 1999, 91 percent of NSP's mission-critical systems and processes were Y2K ready.
- By June 30, 1999, NSP expects to complete essentially all Y2K efforts on mission-critica systems and processes and to finalize contingency planning.
- By Dec. 31, 1999, NSP expects to complete remediation of low-priority applications and complete all Y2K testing and implementation.

     Since the Y2K project started in 1996 and through March 31, 1999, NSP has spent approximately $16.3 million for Y2K efforts, which (except for a portion deferred for approved rate recovery) has been expensed as incurred. The additional development and remediation costs necessary for NSP to prepare for Y2K is estimated to be approximately $8 million.

     ACCOUNTING CHANGE - In June 1998, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be recognized at fair value in the balance sheet and all changes in fair value be recognized currently in earnings or deferred as a component of other comprehensive income, depending on the intended use of the derivative, its resulting designation and its effectiveness. NSP plans to adopt this standard in 2000, as required. NSP has not yet determined the potential impact of implementing this statement.

FIRST  QUARTER  1999  VS.  FIRST  QUARTER  1998
-----------------------------------------------

Utility  Operating  Results
---------------------------

     ELECTRIC REVENUES for the first quarter of 1999 increased $35.3 million, or
6.8 percent, compared with 1998. The following table summarizes the change in electric revenues for the first quarter.

Millions of dollars                                      1999 vs. 1998
						     -------------------

Retail  sales  growth  (excluding  weather  impact)          $8.6
Weather  impact                                               5.8
Sales  for  resale                                           13.1
Conservation  cost  recovery                                 (0.7)
Fuel  cost  recovery                                          6.9
Rate  changes                                                 2.0
Transmission  and  other                                     (0.4)
							     -----
  Total  electric  revenue  increase                        $35.3
------------------------------------                         =====

     ELECTRIC MARGIN equals electric revenue minus production expenses which includes electric fuel and purchased power costs. The table below summarizes the change in electric margin for the first quarter.

Millions of dollars                                     1999 vs. 1998
						     -------------------

Retail  sales  growth  (excluding  weather  impact)          $7.0
Weather  impact                                               4.8
Sales  for  resale                                            2.4
Conservation  cost  recovery                                 (0.7)
Rate  changes                                                 2.0
Transmission  and  other                                     (0.1)
							     -----
  Total  electric  margin  increase                         $15.4
-----------------------------------                          =====

     GAS  REVENUES  for the first quarter of 1999 increased $6.5 million, or 3.6
percent,  compared  with  1998.    The  table below summarizes the change in gas
revenues  for  the  first  quarter.

Millions of dollars                                     1999 vs. 1998
						     -------------------

Sales  growth  (excluding  weather  impact)                  $8.1
Weather  impact                                               3.3
Rate  changes  and  conservation  cost  recovery              3.2
Black  Mountain  Gas  acquisition                             2.4
Purchased  gas  adjustment  clause  recovery                 (7.2)
Other                                                        (3.3)
							     -----
  Total  gas  revenue  increase                              $6.5
-------------------------------                              ====

     GAS MARGIN equals gas revenue minus the cost of purchased gas. The table below summarizes the change in gas margin for the first quarter.

Millions of dollars                                     1999 vs. 1998
						     -------------------
Sales  growth  (excluding  weather  impact)                  $0.6
Weather  impact                                               3.3
Rate  changes                                                 2.6
Black  Mountain  Gas  acquisition                             1.6
Other                                                        (0.2)
							     -----
  Total  gas  margin  increase                               $7.9
------------------------------                               ====

     OTHER OPERATION, MAINTENANCE AND ADMINISTRATIVE AND GENERAL expenses together increased $3.5 million, or 2.1 percent, compared with the first quarter of 1998. The increases are primarily due to plant maintenance outages, an increase in uncollectible accounts receivable and Y2K remediation efforts, which were partially offset by lower administrative and general expenses.

     DEPRECIATION AND AMORTIZATION expense increased $3.4 million, or 4.0 percent, compared with the first quarter of 1998. The increase is mainly due to increased plant in service between the two periods.

     OTHER UTILITY INCOME (EXPENSES) INCLUDING ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFC) decreased $4.3 million mainly due to losses from marketable
securities  and    lower  investment  and  other  income.

Nonregulated  Business  Results
-------------------------------

The following table summarizes NSP's nonregulated business results in the aggregate, including consolidated subsidiaries and unconsolidated affiliates.

						       3 Mos. Ended
(Thousands  of  dollars,  except  EPS)          3/31/99            3/31/98
						-------            -------
Operating  revenues                             $62,435            $42,623
Equity  in  project  earnings                     8,031             15,328
Operating  and  development  expenses           (78,626)           (52,786)
Other  income  (expense)                            807               (785)
						    ---              -----
Income  (loss)  before  interest  &    taxes     (7,353)             4,380
Interest  expense                               (12,141)           (12,278)
Income  tax  benefit  and  credits               17,083             14,271
						 ------             ------
Net  income  (loss)                             $(2,411)            $6,373
-------------------                           ----------          --------
Nonregulated  earnings  (loss)  per  share       $(0.01)             $0.04
------------------------------------------     ---------           -------

     NSP's nonregulated operations include diversified businesses, as described below.

-         NRG's primary business is independent power production, commercial and
	    industrial heating and cooling, and energy-related refuse-derived fuel production.
-         EMI's  primary  business  is  custom  energy  services  and  sales.
-         Eloigne  invests  in  affordable  housing  projects.
-         Seren  Innovations  is a communications and data services subsidiary.

     The following table summarizes the earnings contributions of NSP's nonregulated businesses:

			       3 Mos. Ended
			 3/31/99          3/31/98
			 -------          -------

NRG                       ($0.01)          $0.04
Eloigne  Company            0.01            0.01
EMI,  Inc.                 (0.01)          (0.02)
Seren  Innovations         (0.01)           0.00
Other                       0.01            0.01
			    ----            ----
  Total                   ($0.01)          $0.04
			  =======          =====

     NRG - NRG's 1999 first quarter earnings decreased compared with 1998, primarily due to a $4.5 million (net of tax) foreign currency transaction adjustment (approximately 3 cents per share), relating to the Kladno project. NRG owns 44.5 percent of Kladno, which is a 345 MW generating plant in the Czech Republic scheduled to be fully operational in the third quarter of 1999.

     SFAS No. 52 requires foreign currency gains and losses to flow through the income statement if settlement of an obligation is in a currency other than the local currency of the entity. A portion of the Kladno project debt is in non-local currency (60 million in U.S. dollars and 92 million in German deutsche marks as of March 31, 1999). The transaction adjustment is the result of a 20 percent decline in the Czech koruna against the U.S. dollar and a 10 percent decline against the German deutsche mark since Dec. 31, 1998.

     This adjustment is a current-period, non-operating, non-cash event. If the value of the Czech koruna increases, NRG will record a corresponding gain on the currency transaction adjustment. Subsequent transaction adjustments will be reflected in NRG and NSP's ongoing quarterly results as a component of equity in project earnings. Until project level debt is converted to local currency or other hedges are implemented, Kladno may periodically experience both positive and negative earnings variations due to fluctuations in currency rates. These currency fluctuations are inherent to the debt structure of the project and not indicative of the long-term earnings potential of the investment. Kladno is the only project NRG has at this time with this type of debt structure.

     In addition to the currency transaction loss, NRG's earnings declined in the first quarter of 1999 compared with the first quarter of 1998, largely due to lower earnings from the MIBRAG project and increased NRG operating expenses in preparation for completion of several acquisitions later in 1999.

     NRG is a public company and is subject to the informational reporting requirements of the Securities Exchange Act of 1934. Further information about NRG may be obtained from its Form 10-Q for the quarter ended March 31, 1999.

     EMI - EMI's 1999 first quarter losses were less than first quarter 1998 losses, due to increased energy services margins.

     SEREN - Seren is experiencing losses as it develops its broadband communication services network in St. Cloud, Minn.

LIQUIDITY  AND  CAPITAL  RESOURCES

     For  a  discussion of available credit lines and short-term borrowings, see
Note  5  to  the  Financial  Statements.

     In February 1999, stock options for the purchase of 993,305 shares were awarded under NSP's Executive Long-Term Incentive Award Stock Plan (the Long-Term Plan). These options are not exercisable for approximately twelve months after the award date. Effective in January 1999, stock options granted to NSP officers vest at a rate of one-third each year for three years. As of March 31, 1999, a total of 3,367,481 options were outstanding, which were considered potentially dilutive common shares for calculating earnings per share.

     During the first quarter of 1999, NSP issued 497,037 new shares of common stock under the Long-Term Plan (pursuant to the exercise of options and awards granted in prior years), the Dividend Reinvestment and Stock Purchase Plan and the Employee Stock Ownership Plan.

     Also, NSP may consider a general common stock offering in 1999, depending on corporate needs, capital structure objectives and business opportunities.

     In November 1998, NSP-Minnesota filed with the SEC a $400 million universal debt shelf registration. NSP-Minnesota currently has $50 million of registered, but unissued, bonds remaining from its $300 million first mortgage bond shelf registration, which was filed in October 1995. NSP-Minnesota will likely issue long-term debt under these registrations during the second quarter of 1999. The net proceeds are expected to be used for general corporate purposes, including reduction of short-term debt levels.

     In March 1999, NRG filed a shelf registration with the SEC for up to $500 million in debt securities. The net proceeds will be used to finance NRG's equity investment in connection with pending acquisitions and for general corporate purposes which may include financing the development and construction of new facilities, working capital, debt reduction, capital expenditures and potential acquisitions. NRG plans to issue approximately $300 million in debt securities during the second quarter of 1999. In anticipation of this transaction, NRG executed $100 million in 10-year treasury locks at 5.10 percent interest with an effective yield of 5.19 percent.

    In addition, the board of directors of NSP-Wisconsin authorized the issuance of up to $80 million of long-term debt in 1999 or 2000. NSP-Wisconsin currently expects to issue approximately $50 million of unsecured long-term debt in the second half of 1999, primarily to reduce short-term debt levels.

			   PART II.  OTHER INFORMATION

			   ITEM 1.  LEGAL PROCEEDINGS
			   --------------------------

     In the normal course of business, various lawsuits and claims have arisen against NSP. Management, after consultation with legal counsel, has recorded an estimate of the probable cost of settlement or other disposition for such matters.

     As previously reported in Item 3 of Part I of NSP's 1998 10-K, on June 8, 1998, NSP filed a complaint in the Court of Federal Claims against the Department of Energy (DOE) requesting damages for the DOE's partial breach of the Standard Contract. NSP requested damages in excess of $1 billion, which consists of the costs of storage of spent nuclear fuel at the Prairie Island nuclear generating plant, as well as anticipated costs related to the Private Fuel Storage, LLC and the 1994 state legislation limiting the number of casks that can be used to store spent nuclear fuel at Prairie Island. On April 6, 1999, the Court of Federal Claims dismissed NSP's complaint finding that the Company is obligated to pursue its demand for monetary relief at the agency level, i.e. through a claim for equitable adjustment under the Standard Contract. NSP is analyzing its options, including an appeal of the Court's decision.

     See Notes 3 and 4 of the Financial Statements for further discussion of legal proceedings, including Regulatory Matters and Commitments and Contingent Liabilities, incorporated by reference.


ITEM  4.   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------------------
NSP's Annual Meeting of Shareholders was held on April 28, 1999, for the purpose of voting on the matters listed below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations. All of management's nominees for directors as listed in the proxy statement were elected. The voting results were as follows:

1. A proposal to elect three directors to Class I to serve until the 2002 Annual Meeting of Shareholders;

	Election of Director     Shares Voted For     Withheld Authority
	--------------------     ----------------     ------------------
	W. John Driscoll         124,638,353          2,426,063
	James J. Howard          124,098,712          2,965,704
	Allan L. Schuman         124,660,541          2,403,875

2. A proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent accountants for NSP for 1999;

     Shares  Voted  For          125,440,111
     Voted  Against                  700,149
     Voted  Abstain                  924,156

3. A proposal to amend NSP's Restated Articles of Incorporation to remove limitations of NSP's issuance of unsecured debt;

     Common  Class  Only:
     -------------------
     Shares  Voted  For          100,324,281
     Voted  Against                8,558,358
     Voted  Abstain                2,913,507

     Preferred  Class  Only:
     ----------------------
     Shares  Voted  For              774,306
     Voted  Against                  156,654
     Voted  Abstain                   27,644

4. A proposal to amend NSP's Restated Articles of Incorporation to remove provisions relating to series of preferred stock that have been redeemed;

     Shares  Voted  For          106,140,754
     Voted  Against                3,157,806
     Voted  Abstain                2,497,590

			   ITEM 5.  OTHER INFORMATION
			   --------------------------

PROPOSED  BUSINESS  COMBINATION
-------------------------------

     As previously reported in NSP's Current Report on Form 8-K, dated March 24, 1999, which was filed on March 25, 1999, NSP and New Century Energies, Inc.
(NCE), entered into an Agreement and Plan of Merger (the Merger Agreement), providing for a strategic business combination of NSP and NCE. Pursuant to the Merger Agreement, NCE will be merged with and into NSP, with NSP as the surviving corporation in the merger (the Merger). Subject to the terms of the Merger Agreement, at the time of the Merger, each share of NCE common stock (par value $1.00 per share) (other than certain shares to be cancelled), together with any associated preferred share purchase rights, will be converted into the right to receive 1.55 shares of NSP common stock (par value $2.50 per share). Cash will be paid in lieu of any fractional shares of NSP common stock which holders of NCE common stock would otherwise receive.

     Consummation of the Merger is subject to the satisfaction or waiver of certain closing conditions, including, among others, approval by the shareholders of NSP and NCE, approval or regulatory review by certain state utilities regulators, the SEC, the FERC, the Nuclear Regulatory Commission and the Federal Communications Commission, and expiration or termination of the waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act.

     The merger is expected to be a tax-free, stock-for-stock exchange for shareholders of both companies (except with respect to any cash received by NCE shareholders in lieu of fractional shares), and to be accounted for as a pooling of interests. NSP and NCE have agreed to certain undertakings and limitations regarding the conduct of their respective businesses prior to the closing of the transaction. At the time of the Merger, NSP will register as a holding company under the public utility holding company act of 1935. The Merger is expected to take from 12 to 18 months to complete.

     The dividend payment level of the combined company after the Merger will be determined by the board of directors of the combined company. However, NSP anticipates that the combined company will adopt an initial dividend policy which will maintain a dividend level equivalent to the current dividend for NCE shareholders. Based on the conversion ratio of 1.55, the pro forma dividend for the combined company would be $1.50 per share on an annual basis.

     Pursuant to employment agreements, James J. Howard, chairman, president and chief executive officer of NSP, will serve as chairman of the combined company for one year following the Merger. Wayne H. Brunetti, vice chairman, president and chief operating officer of NCE, will be president and chief executive officer following the Merger and will assume the responsibilities of chairman when James Howard retires.

     Based on the number of common shares currently outstanding, NCE shareholders will own approximately 54 percent of the common stock of the combined company and NSP shareholders will own 46 percent.

     NSP is expected to hold a special shareholders' meeting on June 28, 1999, to vote on the Merger. All shareholders will receive a detailed proxy statement prior to the meeting, which will explain in detail the terms of the Merger, membership on the board of directors, employment arrangements and other matters related to the Merger.

     The Merger Agreement was filed as Exhibit 2.1 to NSP's March 24, 1999 Form 8-K, and is incorporated by reference.

     The combined company will be created by first transferring NSP's utility assets (other than investments in and assets of subsidiaries) into a newly formed, wholly owned subsidiary (which is referred to in this report as New NSP Utility Sub). At the same time, New NSP Utility Sub will assume all of NSP's liabilities associated with the assets transferred. Then NCE will merge into NSP, with NSP as the surviving corporate entity in the merger. The surviving corporation, which is referred to herein as New Co., will be a holding company for the combined assets and operations of NSP and NCE. If difficulties arise in obtaining the approvals and consents required to transfer NSP's utility assets to New NSP Utility Sub, NSP and NCE may negotiate a mutually acceptable alternative.

NEW  CO.  PRO  FORMA  COMBINED  CONDENSED  INFORMATION
------------------------------------------------------

     The  unaudited pro forma condensed financial statements included in Exhibit
99.02 give effect to the merger using the pooling of interests method of accounting. Under this accounting method, NSP's and NCE's balance sheets and income statements are treated as if they have always been combined for accounting and financial reporting purposes. These unaudited pro forma combined condensed financial statements are based on the assumptions set forth in the accompanying notes and should be read in conjunction with the historical financial statements and related notes of NSP and NCE, which are included in the Annual Reports on Form 10-K of the respective companies for the year ended Dec. 31, 1998.

     The unaudited pro forma combined condensed balance sheets at March 31, 1999, assumes the merger had been completed on March 31, 1999. The unaudited pro forma combined condensed statements of income for the three month periods ended March 31, 1999 and March 31, 1998, assume the merger had been completed on Jan. 1, 1998, the beginning of the earliest period presented.

     The unaudited pro forma combined condensed financial statements do not necessarily indicate what the combined company's financial position or operating results would have been if the merger had been completed on the assumed completion dates and they do not necessarily indicate future operating results of the combined company.

NEW  NSP  UTILITY  SUB  PRO  FORMA  CONDENSED  INFORMATION
----------------------------------------------------------

     The unaudited pro forma financial information included in Exhibit 99.03 adjusts the historical financial statements of NSP after giving effect to the transfer of ownership of all NSP utility assets (other than investments in and assets of subsidiaries) to New NSP Utility Sub and the assumption by New NSP Utility Sub of all of NSP's liabilities associated with the assets transferred. This unaudited pro forma financial information is based on the assumptions set forth in the accompanying notes.

     The unaudited pro forma condensed balance sheets at March 31, 1999, assumes the merger had been completed on March 31, 1999. The unaudited pro forma condensed statements of income for the three month periods ended March 31, 1999 and March 31, 1998, assume the merger had been completed on January 1, 1998, the beginning of the earliest period presented.

     The unaudited pro forma condensed financial statements do not necessarily indicate what New NSP Utility Sub's financial position or operating results would have been if the merger had been completed on the assumed completion dates and they do not necessarily indicate future operating results of New NSP Utility Sub.


		    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
		    -----------------------------------------
(A)    EXHIBITS

The  following  Exhibits  are  filed  with  this  report:

     2.01 Agreement and Plan of Merger, dated as of March 24, 1999, by and between Northern States Power Company and New Century Energies, Inc.
(Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 1-12907) of New Century Energies, Inc. dated March 24, 1999.)

     3.01          Restated  Articles  of  Incorporation,  as  amended.

     10.01 Employment Agreement, dated as of March 24, 1999, among Northern States Power Company, New Century Energies, Inc. and Wayne H. Brunetti
(Incorporated by reference to Exhibit 10.02 to Registration Statement No. 333-76989).

     10.02          NSP  1999  Senior  Executive  Severance  Policy.

     23.01          Consent  of  Independent  Public  Accountants.

     23.02          Consent  of  Independent  Public  Accountants.

     27.01          Financial Data Schedule for the three months ended March 31,
		    1999.

     99.01     Statement pursuant to Private Securities Litigation Reform Act of
		    1995.

     99.02          New  Co.  Pro  Forma  Financial  Information.

     99.03          New  NSP  Utility  Sub  Pro  Forma  Financial  Information.

     99.04 Audited Financial Statements of New Century Energies, Inc. (Item 8 of Part II of New Century Energies, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-12907, and incorporated by reference herein).

     99.05 Unaudited Interim Financial Statements of New Century Energies, Inc. (Item 1 of Part 1 of New Century Energies, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 1-12907, and incorporated by reference herein).

(B)    REPORTS  ON  FORM  8-K

     The following reports on Form 8-K were filed either during the three months ended March 31, 1999, or between March 31, 1999 and the date of this report:

     March 24, 1999 (Filed March 25, 1999) - Item 5 and 7. Other Events and Financial Statements and Exhibits. Re: Disclosure of an agreement and plan of merger between NSP and New Century Energies, Inc., subject to shareholder and regulatory approval.

     March 26, 1999 (Filed March 30, 1999) - Item 5 and 7. Other Events and Financial Statements and Exhibits. Re: Disclosure of presentation materials used in analysts' meeting in connection with the proposed merger of NSP and New Century Energies, Inc.

     April 6, 1999 (Filed April 8, 1999) - Item 5. Other Events. Re: Disclosure of Court of Federal Claims' dismissal of NSP's complaint against the DOE for damages relating to spent nuclear fuel storage.

     April 23, 1999 (Filed April 23, 1999) - Item 5 and 7. Other Events and Financial Statements and Exhibits. Re: Disclosure of pro forma condensed financial statements reflecting the effect of the proposed merger between NSP and New Century Energies, Inc.


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

		    NORTHERN  STATES  POWER  COMPANY
		    --------------------------------
		    (Registrant)



		    /s/
		    ---
		    Roger  D.  Sandeen
		    Vice  President  and  Controller




		    /s/
		    ---

		    John  P.  Moore,  Jr.
		    Vice President and Corporate  Secretary

Date:    May  13,  1999
	 --------------