Form 10-Q
period 1999-06-30
NORTHERN STATES POWER CO /MN/
filed 1999-08-13
CIK 72903

SECURITIES  AND  EXCHANGE  COMMISSION
			     WASHINGTON, D.C. 20549

				  FORM  10-Q

  X QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
  -
	ACT  OF  1934
				       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
	ACT  OF  1934


FOR  QUARTER  ENDED        JUNE 30, 1999          COMMISSION FILE NUMBER  1-3034
		     -------------------                                 -------


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

				     NONE
  -----------------------------------------------------------------------------
FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT


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

CLASS                                               OUTSTANDING AT JULY 31, 1999

COMMON STOCK, $2.50 PAR VALUE                             154,196,342 SHARES

					    PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

				 Northern States Power Company (Minnesota) and Subsidiaries
				       Consolidated Statements of Income (Unaudited)
						       Three Months Ended                       Six Months Ended
							    June 30                                     June 30
						       1999          1998                  1999                  1998
									  (Thousands of dollars)

Utility operating revenues
  Electric: Retail                                   $538,721      $518,745             $1,044,282             $998,571
   Sales for resale and other                          50,065        51,906                101,360               93,651
  Gas                                                  70,589        67,950                256,916              247,781
    Total                                             659,375       638,601              1,402,558            1,340,003

Utility operating expenses
  Fuel for electric generation                         81,343        75,466                151,307              151,106
  Purchased and interchange power                     107,214        96,901                205,279              169,424
  Cost of gas purchased and transported                35,121        37,137                147,300              150,719
  Other operation                                     101,782        96,481                202,909              191,947
  Maintenance                                          53,057        54,444                 98,047               94,304
  Administrative and general                           35,234        36,492                 65,797               74,271
  Conservation and energy management                   16,691        16,667                 33,928               33,551
  Depreciation and amortization                        88,095        83,111                175,580              167,211
  Taxes:  Property and general                         57,361        56,343                114,993              112,304
	       Current income                          24,268        20,351                 66,814               58,738
	       Deferred income                         (4,482)        2,357                 (8,517)              (3,265)
	       Investment tax credits recognized       (2,215)       (2,203)                (4,438)              (4,411)

      Total                                           593,469       573,547              1,248,999            1,195,899

Utility operating income                               65,906        65,054                153,559              144,104

Other income (expense)
  Income (loss) from nonregulated businesses -
      before interest and taxes                           140         7,682                 (7,213)              11,967
  Allowance for funds used during construction -
      equity                                             (419)        1,812                  2,757                3,557
  Regulatory reserve-conservation program recovery    (35,035)           -                 (35,035)                 -
  Other utility income (deductions) - net              (4,340)       (6,486)                (9,351)              (5,686)
  Income tax benefit - nonregulated operations
      and nonoperating items                           35,844        11,825                 51,986               25,851

    Total                                              (3,810)       14,833                  3,144               35,689

Income before financing costs                          62,096        79,887                156,703              179,793

Financing costs
  Interest on utility long-term debt                   23,288        26,204                 47,253               51,470
  Other utility interest and amortization               7,058         2,622                 12,610                6,041
  Nonregulated interest and amortization               17,188        13,859                 29,329               26,138
  Allowance for funds used during construction
      - debt                                             (866)       (1,770)                (4,175)              (3,882)
      Total interest charges                           46,668        40,915                 85,017               79,767
Distributions on redeemable preferred securities
     of subsidiary trust                                3,938         3,938                  7,875                7,875
      Total financing costs                            50,606        44,853                 92,892               87,642

Net income                                             11,490        35,034                 63,811               92,151
Preferred stock dividends                               2,110         1,060                  3,171                3,427

Earnings available for common stock                    $9,380       $33,974                $60,640              $88,724

Average number of common shares outstanding (000's)   153,012       149,877                152,704              149,547
Average number of common and potentially dilutive
      shares outstanding (000's)                      153,118       150,143                152,834              149,807

Earnings per average common share - basic               $0.06         $0.23                  $0.40                $0.59
Earnings per average common share - assuming
      dilution                                          $0.06         $0.23                  $0.40                $0.59

Common dividends declared per share                   $0.3625       $0.3575                $0.7200              $0.7100

Consolidated Statements of Retained Earnings (Unaudited)

Balance at beginning of period                     $1,429,410    $1,367,003             $1,432,696           $1,364,875
     Net income for period                             11,490        35,034                 63,811               92,151
     Dividends declared:
	    Cumulative preferred stock                 (2,110)       (1,060)                (3,171)              (3,427)
	    Common stock                              (55,533)      (54,000)              (110,079)            (106,622)
Balance at end of period                           $1,383,257    $1,346,977             $1,383,257           $1,346,977


The Notes to Consolidated Financial Statements are an integral part of the Statements of Income and Retained Earnings.


					  1

			     Northern States Power Company (Minnesota) and Subsidiaries
				 Consolidated Statements of Cash Flows (Unaudited)
												  Six Months Ended
												       June 30,
												   1999      1998
												(Thousands of dollars)
Cash Flows from Operating Activities:
   Net Income                                                                                        $63,811    $92,151
   Adjustments to reconcile net income to cash from operating activities:
     Depreciation and amortization                                                                   199,190    187,522
     Nuclear fuel amortization                                                                        24,867     21,148
     Deferred income taxes                                                                           (33,746)    (2,709)
     Deferred investment tax credits recognized                                                       (4,465)    (4,565)
     Allowance for funds used during construction - equity                                            (2,757)    (3,557)
     Distributions in excess of (less than) equity in earnings of unconsolidated affiliates           27,423    (13,520)
     Regulatory reserve - conservation recovery                                                       35,035       -
     Cash used for changes in certain working capital items                                          (65,329)   (10,042)
     Cash provided by changes in other assets and liabilities                                          9,820      3,557

  Net cash provided by operating activities                                                          253,849    269,985

Cash Flows from Investing Activities:
   Capital expenditures                                                                             (240,891)  (180,459)
   Increase (decrease) in construction payables                                                        2,558     (1,367)
   Allowance for funds used during construction - equity                                               2,757      3,557
   Investment in external decommissioning fund                                                       (21,119)   (21,020)
   Equity investments, loans and deposits for nonregulated projects                                  (77,606)  (126,627)
   Collection of loans made to nonregulated projects                                                  39,956     63,739
   Business acquisitions                                                                            (930,185)      -
   Other investments - net                                                                           (15,502)   (10,603)

  Net cash used for investing activities                                                          (1,240,032)  (272,780)

Cash Flows from Financing Activities:
   Change in short-term debt - net issuances (repayments)                                          1,025,992     (5,077)
   Proceeds from issuance of long-term debt - net                                                    309,197    267,467
   Repayment of long-term debt                                                                      (208,667)  (115,078)
   Proceeds from issuance of common stock - net                                                       27,558     45,540
   Redemption of preferred stock                                                                        -       (95,000)
   Dividends paid                                                                                   (112,088)  (109,762)

  Net cash provided by (used for) financing activities                                             1,041,992    (11,910)

Net increase (decrease) in cash and cash equivalents                                                  55,809    (14,705)

Cash and cash equivalents at beginning of period                                                      42,364     54,765

Cash and cash equivalents at end of period                                                           $98,173    $40,060

The Notes to Consolidated Financial Statements are an integral part of the Statements of Cash Flows.

							      2

			      Northern States Power Company (Minnesota) and Subsidiaries
				     Consolidated Balance Sheets (Unaudited)
										       June 30,       December 31,
											1999               1998
			       ASSETS                                                  (Thousands of dollars)
Utility Plant
  Electric                                                                           $7,310,938         $7,199,843
  Gas                                                                                   907,171            884,182
  Other                                                                                 378,368            365,101
      Total                                                                           8,596,477          8,449,126
    Accumulated provision for depreciation                                           (4,309,955)        (4,155,641)
  Nuclear fuel                                                                          989,303            975,030
    Accumulated provision for amortization                                             (898,147)          (873,281)
      Net utility plant                                                               4,377,678          4,395,234

Current Assets
  Cash and cash equivalents                                                              98,173             42,364
  Customer accounts receivable - net                                                    274,019            253,559
  Unbilled utility revenues                                                             112,990            139,098
  Other receivables                                                                      72,282            105,116
  Fossil fuel inventories - at average cost                                              46,502             58,806
  Materials and supplies inventories - at average cost                                  157,869            110,267
  Prepayments and other                                                                 124,546             44,855
    Total current assets                                                                886,381            754,065

Other Assets
  Nonregulated property - net of accumulated depreciation                             1,213,803            282,524
  Equity investments in nonregulated projects                                           893,946            862,596
  External decommissioning fund and other investments                                   527,725            479,402
  Regulatory assets                                                                     261,418            331,940
  Notes receivable from nonregulated projects                                           108,582            106,427
  Intangible assets - net of accumulated amortization                                   121,231             95,915
  Long-term prepayments, deferred charges and long-term receivables                     115,125             58,398
  Other long-term receivables                                                            32,736             29,796
     Total other assets                                                               3,274,566          2,246,998
      TOTAL ASSETS                                                                   $8,538,625         $7,396,297

		    LIABILITIES AND EQUITY
Capitalization
  Common stock equity:
    Common stock and premium - authorized: 1999  350,000,000 and 1998  350,000,000 shares of $2.50 par value, issued shares:
      1999  153,796,567 and 1998  152,696,971                                        $1,183,682         $1,156,067
    Retained earnings                                                                 1,383,257          1,432,696
    Leveraged common stock held by ESOP                                                 (15,055)           (18,503)
    Accumulated other comprehensive income                                              (64,397)           (89,014)
      Total common stock equity                                                       2,487,487          2,481,246

  Cumulative preferred stock and premium - authorized 7,000,000 shares of $100 par value; outstanding shares:  1999  1,050,000 and 1998  1,050,000
    without mandatory redemption                                                        105,340            105,340
  Mandatorily redeemable preferred securities of subsidiary trust - guaranteed
    by NSP*                                                                             200,000            200,000
  Long-term debt                                                                      2,152,611          1,851,146
      Total capitalization                                                            4,945,438          4,637,732

Current Liabilities
  Long-term debt due within one year                                                     26,775            227,600
  Other long-term debt potentially due within one year                                  141,600            141,600
  Short-term debt - utility                                                             504,196            114,273
  Short-term debt - nonregulated (mainly temporary NRG project financing)               761,626            125,557
  Accounts payable                                                                      262,943            271,799
  Taxes accrued                                                                         124,791            170,274
  Interest accrued                                                                       38,777             38,836
  Dividends payable on common and preferred stocks                                       56,812             55,650
  Other accrued liabilities                                                             142,150             86,673
      Total current liabilities                                                       2,059,670          1,232,262





Other Liabilities
  Deferred income taxes                                                                 790,656            814,983
  Deferred investment tax credits                                                       123,549            128,444
  Regulatory liabilities                                                                407,098            372,239
  Postretirement and other benefit obligations                                          126,829            129,514
  Other long-term obligations and deferred income                                        85,385             81,123
      Total other liabilities                                                         1,533,517          1,526,303

Commitments and Contingent Liabilities  (See Note 4)

	TOTAL LIABILITIES AND EQUITY                                                 $8,538,625         $7,396,297

The Notes to Consolidated Financial Statements are an integral part of the Balance Sheets.

* The primary asset of NSP Financing I, a subsidiary trust of NSP, is $200 million principal amount of the Company's 7.875% Junior Subordinated Debentures due 2037.

NORTHERN STATES POWER COMPANY (MINNESOTA) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------

      In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of Northern States Power Company (Minnesota) (NSP-Minnesota) and its subsidiaries (collectively, NSP) as of June 30, 1999 and Dec. 31, 1998, the results of its operations for the three and six months ended June 30, 1999 and 1998, and its cash flows for the six months ended June 30, 1999 and 1998. Due to the seasonality of NSP's electric and gas sales and variability of nonregulated operations, operating results on a quarterly basis are not necessarily an appropriate base from which to project annual results.

     The accounting policies followed by NSP are set forth in Note 1 to the financial statements in NSP's Annual Report on Form 10-K for the year ended Dec. 31, 1998 (1998 Form 10-K). The following notes should be read in conjunction with such policies and other disclosures in the 1998 Form 10-K.

1.          PROPOSED  BUSINESS  COMBINATION
--          -------------------------------

     On March 24, 1999, NSP and New Century Energies, Inc. (NCE) agreed to merge and form a new entity, Xcel Energy Inc. (Xcel). For more discussion of this proposed business combination, see Part II, Item 5 - Other Information of this report.

     On June 28, 1999, shareholders of both NSP and NCE approved the merger. NCE shareholder approval of the merger totaled 93 percent of votes received, and 78 percent of overall shares. NSP shareholder approval of the merger totaled 83 percent and 62 percent, respectively.

     The merger requires approval or regulatory review by federal regulators, including the Federal Energy Regulatory Commission (FERC) and the Securities and Exchange Commission (SEC), as well as state regulators in eight of the 12 states served by the two companies. The approval process is expected to be completed within 12 to 18 months from the date of the merger announcement.

     The costs associated with the proposed merger are being deferred based on NSP's plan to request amortization and rate recovery over future periods. At June 30, 1999, NSP had deferred $15.6 million of merger costs.

2.          BUSINESS  DEVELOPMENTS
--          ----------------------

     NRG ENERGY, INC. (NRG) - In April 1999, NRG reached agreement to purchase the 1,700 MW oil and gas-fired Oswego generating station for $91 million from Niagara Mohawk Power Corporation and Rochester Gas and Electric Corporation. The facilities are located in Oswego, New York. The acquisition is expected to close in the fourth quarter of 1999, pending regulatory approvals.

     In April 1999, NRG completed its acquisition of the Somerset power station for approximately $55 million from Eastern Utilities Associates. The Somerset station, located in Somerset, Mass., includes two coal-fired generating facilities and two aeroderivative combustion turbine peaking units with a total capacity of 229 MW. A total of 69 MW of capacity is on deactivated reserve. NRG owns a 100 percent interest in the project.

     In May 1999, NRG and Dynegy completed their acquisition of the Encina generating station and 17 combustion turbines for $356 million from San Diego Gas & Electric Company. The facilities, which have a combined capacity of 1,218 MW, are located near Carlsbad and San Diego, Calif. NRG and Dynegy each own a 50 percent interest in the joint venture.

     In June 1999, NRG completed its acquisition of the Huntley and Dunkirk generating stations from Niagara Mohawk Power Corp. for $355 million. The two coal-fired plants are located near Buffalo, New York, and have a combined summer capacity of 1,360 MW. NRG owns a 100 percent interest in the project.

     In June 1999, NRG completed its acquisition of the Arthur Kill generating station and the Astoria gas turbine site for $505 million from the Consolidated Edison Company of New York, Inc. These facilities, which are located in New York City area, have a combined summer capacity rating of 1,456 MW. NRG owns a 100 percent interest in the project.

     In July 1999, NRG reached agreement to purchase electric generating stations with a combined capacity of 2,235 MW for $460 million from Connecticut Light & Power Company. The facilities, located throughout Connecticut, include the Middletown, Montville, Devon and Norwalk Harbor gas and oil fired steam generating stations. The acquisition is expected to close in the fourth quarter of 1999, pending regulatory approvals.

     INDEPENDENT TRANSMISSION COMPANY (ITC) - In April 1998, NSP announced its intention to form an ITC unaffiliated with the rest of its utility operations. As originally proposed, NSP anticipated divesting its transmission assets to an ITC. In light of the proposed merger with NCE, divestiture of transmission assets would appear to trigger adverse tax and accounting consequences. Therefore, NSP is evaluating alternatives to divestiture of its transmission assets. In its regulatory filing seeking approval of the proposed merger with NCE, NSP has proposed to transfer control, but not ownership, of its transmission assets to the Midwest independent system operator (ISO) upon completion of the merger.

     In April 1998, Wisconsin Act 204 became law. Act 204 includes provisions that require the Public Service Commission of Wisconsin (PSCW) to order a public utility that owns transmission facilities in Wisconsin to transfer control of its transmission facilities to an ISO or divest it's interest in its transmission facilities to an independent transmission owner (ITO) if the public utility has not already transferred control to an ISO or divested to an ITO by June 30, 2000. Under certain circumstances, the PSCW has authority to waive imposition of such an order on June 30, 2000. At June 30, 1999, the net book value of NSP-Wisconsin's transmission assets was approximately $152 million.

     INDEPENDENT NUCLEAR GENERATING COMPANY - In February 1999, NSP, Wisconsin Electric Power Co. and Wisconsin Public Service Corp. established a nuclear management company. Alliant Energy is seeking approval from the SEC to join the management company at a later date. NSP does not intend to divest its nuclear assets to the nuclear management company.

     VIKING GAS - During the second quarter of 1999, Viking Gas reached a settlement with TransCanada Pipelines, Ltd. and NICOR, Inc., Viking's former partners in the Viking Voyageur pipeline project, which was cancelled in 1998. The settlement provides for Viking Gas to receive all engineering and other studies related to the former Voyageur project in return for a cash payment. Since the studies obtained through the settlement have continuing value to Viking Gas for projects currently under construction and consideration, the payment has been capitalized as a plant cost.

3.          REGULATION  AND  RATE  MATTERS
--          ------------------------------

      FERC TRANSMISSION RATE CASE - As discussed in NSP's 1998 Form 10-K, in the first quarter of 1998, NSP filed wholesale electric point-to-point and network integration transmission service (NTS) rate cases with the FERC. In March 1999, NSP filed an offer of settlement which would resolve virtually all issues in the two cases. The offer of settlement provides an approximate two percent reduction in point-to-point rates, which combined with anticipated reductions in non-firm discounting, is expected to have little or no impact on annual revenue. In addition, the settlement calls for an annual increase of approximately $1 million in ancillary service revenues. Finally, the settlement places a cap on NSP's annual NTS payment liabilities to its five current NTS customers at $10 million per year. The point-to-point and ancillary rates would be effective June 1, 1998. The offer also includes a two or three year moratorium period on future transmission rate changes. The length of the moratorium is based on whether NSP forms an ITC or is ordered to join an ISO (two years), or voluntarily joins an ISO (three years). All parties filed written comments generally recommending FERC approval of the offer. NSP expects FERC approval later in 1999.

     MIDCONTINENT AREA POWER POOL (MAPP) TRANSMISSION TARIFF - In May 1999, MAPP members voted to approve a MAPP regional transmission service tariff which will supercede MAPP members' individual electric transmission service tariffs for most wholesale transactions. The proposed MAPP tariff was filed with the FERC in July 1999. MAPP proposed the new tariff be effective 90 days after a FERC order accepting the tariff for filing. NSP estimates that the MAPP regional transmission service tariff will reduce NSP's year 2000 pretax earnings by between $5 million and $16 million. NSP and several other parties filed protests to the MAPP tariff, asking the FERC to modify and/or delay implementation of the new tariff. The tariff is pending FERC action, which is expected later in 1999.

     VIKING RATE CASE - In June 1998, Viking filed a rate case with the FERC, requesting a $3 million annual rate increase. In March 1999, Viking filed an agreement of settlement which would resolve all issues in the case. The settlement would provide Viking an annual rate increase of approximately $1.3 million, or 6 percent, effective Jan. 1, 1999, and a four year phased rate roll-in for the cost of Viking's 1996 and 1997 expansion projects. FERC approved this settlement in May 1999.

     NSP-WISCONSIN - In May 1999, NSP-Wisconsin filed its biennial rate case, as required by the PSCW. NSP-Wisconsin is requesting to maintain current rates for electric and natural gas service through 2001. A rate order is expected later this year.

4.          COMMITMENTS  AND  CONTINGENT  LIABILITIES
--          -----------------------------------------

     CONSERVATION IMPROVEMENT PROGRAM (CIP) - NSP recorded a charge to second quarter 1999 earnings of $35 million (before tax), or 14 cents per share, due to disallowance of rate recovery for accrued conservation program incentives based on a June 24, 1999 decision by the Minnesota Public Utilities Commission (MPUC).

     State law requires Minnesota utilities to fund and participate in various energy conservation programs and initiatives. After NSP's last electric rate case in 1993, NSP incurred higher levels of conservation program expenditures, and in 1994 requested MPUC approval of a rate recovery mechanism to avoid a significant delay between the incurring of CIP costs and their recovery in rates. Since 1995, the MPUC has approved the use of this special rate recovery mechanism to provide timely recovery (for NSP and other Minnesota public utilities) of CIP costs and also to provide conservation program incentives, including: reimbursement of a portion of electric margins lost due to energy conservation, reimbursement of certain load management discounts provided to customers under CIP programs, and performance incentives based on the success of NSP's conservation programs.

     MPUC procedures require an annual filing by each utility to consider approval of conservation items. For NSP, this annual filing has typically occurred in the second quarter of the year, and the rate recovery levels have been adjusted each July 1 and then continued until the following June 30. The requested recovery levels approved for NSP since 1995 have included recovery of budgeted levels of conservation related items recoverable in the current year.

     In late 1998, the MPUC considered a proposal to discontinue recovery of lost margins and load management discounts related to conservation programs for NSP and other Minnesota public utilities. The MPUC declined to take such action, but put Minnesota utilities on notice that there may be significant changes, including elimination of lost margin and load management discount recovery for programs beginning January 1999. The MPUC established a roundtable to study the issue.

     On June 24, 1999, the MPUC held a hearing to consider NSP's April 1999 conservation filing. The MPUC voted three to two to deny NSP the lost margins, load management discounts and incentives related to 1998 that were associated with state-mandated programs for electric energy conservation. On July 27, 1999, the MPUC issued an order formalizing its conservation decision.

       The  MPUC  decision  did  not  appear  to  affect  the  recovery  of  CIP
expenditures.    Also,  the  MPUC  did  not  address or change 1999 conservation
incentive  recovery  levels.    However,  a  review  is  under  way.

     NSP plans to request reconsideration of the MPUC decision, and if necessary seek court review. The MPUC's decision appears to contradict previous orders and reduce NSP's 1998 rates retroactively. However, due to the uncertainty of the challenge, NSP has established a regulatory reserve as of June 30, 1999 for all income recorded for expected recovery of 1998 accruals of lost margins, load management discounts and performance incentives. This reserve has reduced NSP's earnings by $35 million (before tax) or 14 cents per share.

     Based on MPUC practice and approvals since 1995, NSP has continued to accrue income for 1999 conservation incentives, consistent with the levels requested in its filing earlier this year. Through June 30, 1999, NSP has recorded pretax income, primarily in other electric revenue, of approximately $14 million (representing 5 cents per share) for 1999 conservation program incentives. No reserve has been established for possible non-recovery of these amounts, pending MPUC action on 1999 conservation programs and recovery levels.

     RATE INVESTIGATION - On July 27, 1999, the MPUC issued an order requiring an investigation into the reasonableness of NSP's retail electric rates in Minnesota. The rate investigation order requires NSP to file, within 60 days, a written explanation and detailed schedules showing the individual adjustments to the 1998 and projected 1999 normalized rate base, revenue and expense statements, and the cost of capital that are necessary to reconcile 1998 normalized and 1999 projected returns on equity to the 11.47 percent authorized return on equity. NSP is also required to explain why it believes its current rates continue to be just and reasonable. Once NSP has filed the required information, interested parties will have 60 days to review and file comments and recommendations.

     The rate investigation does not authorize the MPUC to reduce base rates, but only to determine whether a rate proceeding should be initiated. If, after hearing, the MPUC finds that a rate proceeding should be initiated, it must then, under Minnesota law, allow the utility 120 days after the MPUC's Order to file its case. If a rate case is initiated, NSP's rates would first become subject to refund, as interim rates, 60 days after the filing of the rate proceeding.

     NUCLEAR INSURANCE - The circumstances set forth in Note 14 to NSP's financial statements in NSP's 1998 Form 10-K appropriately represent, in all material respects, the current status of commitments and contingent liabilities regarding public liability for claims resulting from any nuclear incident.

5.          SHORT-TERM  BORROWINGS
--          ----------------------

     At June 30, 1999, NSP and its subsidiaries had approximately $1.3 billion of short-term debt outstanding at a weighted average interest rate of 5.71 percent. NSP-Minnesota had $504 million in short-term commercial paper borrowings outstanding at a composite rate of 5.07 percent. Included in NSP's subsidiary debt is approximately $540 million of 364 day NRG project financing, which is expected to be refinanced later this year with long-term project debt.

     NSP has regulatory approval for up to $1.2 billion in short-term borrowing levels. The regulatory approval permits NSP to be out of compliance with its limits for up to 60 days without notifying the MPUC. During July 1999, NSP-Minnesota issued $250 million of long-term debt, which was primarily used to reduce short-term debt levels. With this issue, NSP is currently in compliance with its regulatory short-term borrowing limits.

     As of June 30, 1999, NSP-Minnesota had a $300 million revolving credit facility under a commitment fee arrangement. This facility provides short-term financing in the form of bank loans, letters of credit and support for commercial paper sales. In addition to NSP-Minnesota lines, at June 30, 1999, commercial banks provided credit lines of approximately $361 million to wholly owned subsidiaries of NSP with approximately $222 million in borrowings outstanding, mainly NRG.

6.          OTHER  COMPREHENSIVE  INCOME
--          ----------------------------

     NSP's other comprehensive income consists of foreign currency translation adjustments related to NRG's investments in international projects and changes in the fair value of certain marketable securities. Other comprehensive income items for the three and six month ended periods of 1999 and 1998 are listed below.


Millions of Dollars                                  3 Mos. Ended
Increase / (decrease) in Equity                   6/30/99     6/30/98
----------------------------------------       -------------  --------
Currency translation adjustments                   $19.0      ($19.9)
Marketable securities:
 Holding gain during period - net of tax             1.6         0.0
 Loss realized during period - net of tax            0.5         0.0
						     ---         ---
Total                                              $21.1      ($19.9)

Millions of Dollars                                  6 Mos. Ended
Increase / (decrease) in Equity                   6/30/99     6/30/98
----------------------------------------       -------------  --------

Currency translation adjustments                   $20.6      ($23.1)
Marketable securities:
 Holding gain during period - net of tax             2.0         0.0
 Loss realized during period - net of tax            2.0         0.0
						     ---         ---
Total                                              $24.6      ($23.1)

7.          SEGMENT  INFORMATION
--          --------------------

     NSP has four reportable segments: Electric Utility, Gas Utility and two of its wholly owned, nonregulated subsidiaries, NRG and EMI. Segment information for the second quarter and six month ended periods of 1999 and 1998 are as follows:

BUSINESS  SEGMENTS

Business Segments

				     Operating
				  Revenues from    Inter-              Segment
3 Mos. Ended 6/30/99                  External    Segment            Net Income
(Thousands of dollars)               Customers    Revenues             (Loss)

Electric Utility                      $588,587      $199               $14,129
Gas Utility                             70,564       522                (3,590)
NRG                                     59,610       425                 2,341
EMI                                     10,504         0                  (921)
All Other                                7,176         0                  (469)
Reconciling Eliminations                     0      (922)                    0

Consolidated Total<F1>                $736,441      $224               $11,490

<F1> The consolidated total revenue amounts represent the sum of utility and nonregulated amounts.

				  Operating
				Revenues from      Inter-             Segment
3 Mos. Ended 6/30/98               External       Segment            Net Income
(Thousands of dollars)            Customers       Revenues             (Loss)

Electric Utility                   $570,470         $181               $36,306
Gas Utility                          67,933        2,306                (5,646)
NRG                                  24,931          329                 6,969
EMI                                  11,434            0                (1,976)
All Other                             7,219          221                  (619)
Reconciling Eliminations                  0       (2,839)                    0

Consolidated Total <F1>            $681,987         $198               $35,034

<F1> The consolidated total revenue amounts represent the sum of utility and nonregulated amounts.

				 Operating
			       Revenues from     Inter-         Segment
6 Mos. Ended 6/30/99              External       Segment        Net Income
(Thousands of dollars)           Customers      Revenues        (Loss)

Electric Utility                $1,145,240          $402               $49,995
Gas Utility                        256,819         1,655                15,276
NRG                                 97,133           748                 1,401
EMI                                 28,082             0                (2,434)
All Other                           14,511             0                  (427)
Reconciling Eliminations                 0        (2,306)                    0

Consolidated Total <F1>         $1,541,785          $499               $63,811

<F1> The consolidated total revenue amounts represent the sum of utility and nonregulated amounts.

				  Operating
			       Revenues from       Inter-          Segment
6 Mos. Ended 6/30/98               External       Segment            Net Income
(Thousands of dollars)            Customers       Revenues              (Loss)

Electric Utility                $1,091,775           $446               $72,190
Gas Utility                        247,703          3,368                 9,310
NRG                                 49,101            682                13,058
EMI                                 22,720              0                (4,502)
All Other                           14,291            316                 2,095
Reconciling Eliminations                 0         (4,287)                    0

Consolidated Total <F1>         $1,425,590           $525               $92,151

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

-    and the other risk factors listed from time to time by NSP in reports filed
with the SEC, including Exhibit 99.01 to this  report  on  Form  10-Q  for   the
quarter  ended  June  30,  1999.


RESULTS  OF  OPERATIONS

     On March 24, 1999, NSP and NCE agreed to merge and form a new entity, Xcel. For more discussion of this proposed business combination, see Part II, Item 5 - Other Information and Note 1 to the Financial Statements of this report. The following discussion and analysis is based on the financial condition and operations of NSP and does not reflect the potential effects of the combination between NSP and NCE.


NSP's earnings per share - diluted (EPS) for the three and six month periods ending June 30, 1999 and 1998 were as follows:



Earnings per share:       3 mos. Ended      6 Mos. Ended
			6/30/99  6/30/98   6/30/99  6/30/98

Regulated                $0.05    $0.20     $0.41    $0.52
Nonregulated              0.01     0.03     (0.01)    0.07
  Total                  $0.06    $0.23     $0.40    $0.59

FACTORS AFFECTING RESULTS OF OPERATIONS
---------------------------------------

     In addition to items noted in the 1998 Form 10-K and the Notes to the Financial Statements, the historical and future trends of NSP's operating results are affected by the following factors:

     CONSERVATION PROGRAM RECOVERY - NSP recorded a charge of $35 million (before tax) or approximately 14 cents per share in the second quarter of 1999 as a result of a MPUC disallowance of rate recovery of accrued 1998 conservation
program  incentives.    See  Note  4  to  the  Financial  Statements  for  more
information.

     ESTIMATED IMPACT OF WEATHER ON REGULATED EARNINGS - NSP estimates electric and gas utility sales levels under normal weather conditions and analyzes the approximate effect of variations from historical average temperatures on actual sales levels. The following summarizes the estimated impact of weather on actual utility operating results (in relation to sales under normal weather conditions):



			     Increase (Decrease)
Earnings per Share                 Actual              Actual            Actual
For Periods Ending June 30:      1999 vs Normal    1998 vs  Normal    1999  vs 1998
---------------------------  -------------------  -----------------  ---------------

Quarter Ended . . . . . . .              ($0.01)             $0.00           ($0.01)
Six Months Ended. . . . . .              ($0.05)            ($0.08)           $0.03


     SALES GROWTH - The following table summarizes NSP's growth in actual electric and gas sales and growth on a weather normalized (W/N) basis for the 3-month and the 6-month periods ended June 30, 1999, as compared with the same periods in 1998. NSP's weather normalization process removes the estimated impact on sales of temperature variations from historical averages.

				   3  Mos.  Ended   6  Mos.  Ended
				    Actual   W/N     Actual   W/N
				    ------- -----   -------  ----
Electric Residential . . . . . . .     3.1%    4.5%     3.9%  3.2%
Electric Industrial and Commercial    (0.8%)  (0.3%)    0.6%  0.5%
Total Electric Retail. . . . . . .     0.1%    0.9%     1.5%  1.2%
Electric Resale. . . . . . . . . .    13.7%      NA    25.6%  NA
Firm Gas Sales . . . . . . . . . .    34.5%    9.5%    15.8%  4.6%

      Year 2000 (Y2K) Readiness - This information is designated as a "Year 2000 Readiness Disclosure." NSP is incurring significant costs to modify or replace existing technology, including computer software, for uninterrupted operation in the year 2000 and beyond as discussed in NSP's 1998 Form 10-K.

NSP is on schedule for completion of its Y2K project.
o On June 30, 1999, 99 percent of both NSP's mission-critical and non-critical systems and processes were Y2K ready.
o On June 30, 1999, NSP filed its contingency plans as required by the North American Electric Reliability Council. NSP's contingency plans are comprehensive and include the following actions: the establishment of back-up or alternative data and voice communications, increasing generation reserves, coordination with government agencies, increased staffing levels during Y2K critical time periods and conducting readiness drills.
o By Dec. 31, 1999, NSP expects to have completed implementation and testing of all applications.

   Since the start of the Y2K project in 1996 through June 30, 1999, NSP has spent approximately $19.1 million for Y2K efforts, which (except for a portion deferred for approved rate recovery) has been expensed as incurred.
The additional development and remediation costs necessary for NSP to prepare for Y2K is estimated to be approximately $5.3 million.

  Accounting Change - In June 1998, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be recognized at fair value in the balance sheet and all changes in fair value be recognized currently in earnings or deferred as a component of other comprehensive income, depending on the intended use of the derivative, its resulting designation and its effectiveness. NSP plans to adopt this standard in 2001, as required. NSP has not yet determined the potential impact of
implementing   this statement.

Second Quarter 1999 vs. Second Quarter 1998

Utility Operating Results

  Electric revenues for the second quarter of 1999 increased $18.1 million, or 3.2 percent, compared with the second quarter of 1998. The following table summarizes the change in electric revenues for the second quarter.

Millions of dollars                                1999 vs. 1998
Retail sales growth (excluding weather impact)         $5.8
Weather impact                                         (3.7)
Sales for resale                                       (0.6)
Conservation program recovery                          (0.8)
Fuel cost recovery                                     13.3
Rate changes                                            1.8
Transmission and other                                  2.3
	Total electric revenue increase               $18.1


     ELECTRIC MARGIN equals electric revenue minus production expenses which includes electric fuel and purchased power costs. The table below summarizes the change in electric margin for the second quarter.



Millions of dollars. . . . . . . . . . . . . .   1999 vs. 1998
----------------------------------------------  ---------------

Retail sales growth (excluding weather impact)  $          5.2
Weather impact . . . . . . . . . . . . . . . .            (3.1)
Sales for resale . . . . . . . . . . . . . . .            (1.8)
Conservation program recovery. . . . . . . . .            (0.8)
Rate changes . . . . . . . . . . . . . . . . .             1.8
Transmission and other . . . . . . . . . . . .             0.6
						---------------
  Total electric margin increase . . . . . . .  $          1.9
						===============


     GAS REVENUES for the second quarter of 1999 increased $2.6 million, or 3.9 percent, compared with 1998. The following table summarizes the change in gas revenues for the second quarter.



Millions of dollars . . . . . . . . . .   1999 vs. 1998
---------------------------------------  ---------------

Sales growth (excluding weather impact)  $          3.5
Weather impact. . . . . . . . . . . . .             6.7
Rate changes. . . . . . . . . . . . . .            (0.4)
Black Mountain Gas merger . . . . . . .             1.4
Cost of gas recovery. . . . . . . . . .            (4.4)
Other . . . . . . . . . . . . . . . . .            (4.2)
					 ---------------
  Total gas revenue increase. . . . . .  $          2.6
					 ===============

     GAS MARGIN equals gas revenue minus the cost of purchased gas. The table below summarizes the change in gas margin for the second quarter.




Millions of dollars . . . . . . . . . .   1999 vs. 1998
---------------------------------------  ---------------

Sales growth (excluding weather impact)  $          1.7
Weather impact. . . . . . . . . . . . .             2.1
Rate changes. . . . . . . . . . . . . .            (0.4)
Black Mountain Gas merger . . . . . . .             1.0
Other . . . . . . . . . . . . . . . . .             0.3
					 ---------------
  Total gas margin increase . . . . . .  $          4.7
					 ===============


     OTHER OPERATION, MAINTENANCE AND ADMINISTRATIVE AND GENERAL expenses together increased $2.7 million, or 1.4 percent, compared with the second quarter of 1998. The increases are primarily due to customer service and reliability initiatives and plant outages, partially offset by lower storm costs.

     DEPRECIATION AND AMORTIZATION expense increased $5.0 million, or 6.0 percent, compared with the second quarter of 1998. The increase is mainly due to increased plant in service.

Nonregulated  Business  Results
-------------------------------

     The following table summarizes NSP's nonregulated business results in the aggregate, including consolidated subsidiaries and unconsolidated affiliates.



								       3 Mos. Ended
(Thousands of dollars, except EPS)                           6/30/99            6/30/98
				     ----------------------------------------------------------------------
Operating revenues                                         $ 77,290           $43,584
Equity in project earnings                                    6,282            12,751
Operating and development expenses                          (85,946)          (50,645)
Other income (expense)                                        2,514             1,992

Income before interest &  taxes                                 140             7,682
Interest expense                                            (17,188)          (13,859)
Income tax benefit and credits                               17,999            10,551

Net income                                                 $    951           $ 4,374

Nonregulated earnings per share                            $   0.01           $  0.03

   NSP's   nonregulated operations  include diversified businesses, as described below.

-  NRG's    primary    business  is independent power production, commercial and
   industrial   heating and c ooling, and  energy-related  refuse-derived   fuel
   production.
-  EMI's primary business is custom energy services and sales.
-  Eloigne invests in affordable housing projects.
-  Seren Innovations is a communications and data services subsidiary.

   The   following    table   summarizes    the  earnings contributions of NSP's
nonregulated businesses:

		       3 Mos. Ended
		    6/30/99    6/30/98
		   ---------  ---------

NRG . . . . . . .  $   0.02   $   0.05
Eloigne Company .      0.01       0.01
EMI, Inc. . . . .     (0.01)     (0.01)
Seren Innovations     (0.01)     (0.01)
Other . . . . . .      0.00      (0.01)
		   ---------  ---------
  Total . . . . .  $   0.01   $   0.03
		   =========  =========

     NRG - NRG's 1999 second quarter earnings decreased compared with 1998, primarily due to the timing of project earnings, increased costs related to new project acquisitions and business development, and additional interest expense.

FIRST  SIX  MONTHS  1999  VS.  FIRST  SIX  MONTHS  1998
-------------------------------------------------------

Utility  Operating  Results
---------------------------

     ELECTRIC REVENUES for the first six months of 1999 increased $53.4 million, or 4.9 percent, compared with the first six months of 1998. The following table summarizes the change in electric revenues.



Millions of dollars. . . . . . . . . . . . . .   1999 vs. 1998
----------------------------------------------

Retail sales growth (excluding weather impact)  $         14.4
Weather impact . . . . . . . . . . . . . . . .             2.1
Sales for resale . . . . . . . . . . . . . . .            13.7
Conservation program recovery. . . . . . . . .            (1.5)
Fuel cost recovery . . . . . . . . . . . . . .            20.3
Rate changes . . . . . . . . . . . . . . . . .             3.7
Transmission and other . . . . . . . . . . . .             0.7
						---------------
  Total electric revenue increase. . . . . . .  $         53.4
						===============


     ELECTRIC  MARGIN  equals  electric  revenue minus production expenses which
includes  electric  fuel  and  purchased  power  costs.    The  following  table
summarizes  the  change  in  electric  margin  for  the  first  six  months.



Millions of dollars. . . . . . . . . . . . . .   1999 vs. 1998
----------------------------------------------

Retail sales growth (excluding weather impact)  $         12.2
Weather impact . . . . . . . . . . . . . . . .             1.8
Sales for resale . . . . . . . . . . . . . . .            (0.3)
Conservation program recovery. . . . . . . . .            (1.5)
Rate changes . . . . . . . . . . . . . . . . .             3.7
Transmission and other . . . . . . . . . . . .             1.5
						---------------
  Total electric margin increase . . . . . . .  $         17.4
----------------------------------------------  ===============


     GAS  REVENUES  for  the first six months of 1999 increased $9.1 million, or
3.7 percent, compared with the first six months of 1998. The table below summarizes the change in gas revenues.



Millions of dollars . . . . . . . . . .   1999 vs. 1998
---------------------------------------

Sales growth (excluding weather impact)  $          6.3
Weather impact. . . . . . . . . . . . .            17.2
Rate changes. . . . . . . . . . . . . .             1.3
Black Mountain Gas merger . . . . . . .             3.7
Cost of gas recovery. . . . . . . . . .           (12.8)
Other . . . . . . . . . . . . . . . . .            (6.6)
					 ---------------
  Total gas revenue increase. . . . . .  $          9.1
---------------------------------------  ===============

     GAS MARGIN equals gas revenue minus the cost of purchased gas. The table below summarizes the change in gas margin for the first six months.




Millions of dollars . . . . . . . . . .   1999 vs. 1998
---------------------------------------

Sales growth (excluding weather impact)  $          3.8
Weather impact. . . . . . . . . . . . .             5.4
Rate changes. . . . . . . . . . . . . .             1.3
Black Mountain Gas merger . . . . . . .             2.6
Other . . . . . . . . . . . . . . . . .            (0.5)
					 ---------------
  Total gas margin increase . . . . . .  $         12.6
---------------------------------------  ===============


     OTHER OPERATION, MAINTENANCE AND ADMINISTRATIVE AND GENERAL expenses together increased $6.2 million, or 1.7 percent, compared with the first six months of 1998. The increases are primarily due to customer service and reliability initiatives, increase in uncollectibles and Y2K remediation efforts, partially offset by lower administrative and general expenses (primarily lower employee benefit costs) and lower storm costs.

     DEPRECIATION AND AMORTIZATION expense increased $8.4 million, or 5.0 percent, compared with the first six months of 1998. The increase is mainly due to increased plant in service.

Nonregulated  Business  Results
-------------------------------

     The following table summarizes NSP's nonregulated business results in the aggregate, including consolidated subsidiaries and unconsolidated affiliates.



							    6 Mos. Ended
(Thousands of dollars, except EPS)                      6/30/99      6/30/98
						     ------------  ----------
Operating revenues                                     $ 139,726   $  86,112
Equity in project earnings                                14,312      28,079
Operating and development expenses                      (164,572)   (103,431)
Other income (expense)                                     3,321       1,207
						       ----------  ----------
Income (loss) before interest &  taxes                    (7,213)     11,967
Interest expense                                         (29,329)    (26,138)
Income tax benefit and credits                            35,082      24,822
						       ----------  ----------

Net income (loss)                                      $  (1,460)  $  10,651
Nonregulated earnings (loss) per share                 $   (0.01)  $    0.07

     The following table summarizes the earnings contributions of NSP's nonregulated businesses.

				6 Mos. Ended
			    6/30/99     6/30/98

NRG                           $0.01       $0.09
Eloigne Company                0.02        0.02
EMI, Inc.                     (0.02)      (0.03)
Seren Innovations             (0.02)      (0.01)
Other                          0.00        0.00

  Total                      ($0.01)      $0.07

     NRG - NRG's earnings for the first six months of 1999 decreased compared with 1998, primarily due to increased costs related to new project acquisitions and business development, additional interest expense and lower equity earnings. The decrease in equity earnings was due to several factors, including lower earnings from the Mt. Poso project primarily due to curtailment revenues that were recorded in 1998; decreased earnings due to cool weather conditions at the El Segundo, Long Beach and Encina facilities; and a decrease in earnings from NEO affiliates. In addition, there was a decrease in equity earnings due to the transaction adjustment related to the Kladno Project. A portion of the Kladno project's debt is denominated in U.S. dollars and German deutsche marks, which strengthened against the Czech koruna in the first six months of 1999. Under SFAS No. 52, the Kladno project records foreign currency gains and losses through the income statement.

LIQUIDITY  AND  CAPITAL  RESOURCES

     For a discussion of short-term borrowings, see Note 5 to the Financial Statements.

     In February 1999, stock options for 993,305 shares were awarded under NSP's Executive Long-Term Incentive Award Stock Plan (the Long-Term Plan). These options are not exercisable for approximately twelve months after the award date. Effective in January 1999, stock options granted to NSP officers vest at a rate of one-third each year for three years. As of June 30, 1999, a total of 3,332,215 options were outstanding, which were considered potentially dilutive common shares for calculating earnings per share.

     During the first six months of 1999, NSP issued 1,099,596 new shares of common stock under the Long-Term Plan (pursuant to the exercise of options and awards granted in prior years), the Dividend Reinvestment and Stock Purchase Plan and the Employee Stock Ownership Plan.

     NSP may consider a general common stock offering later in 1999, depending on corporate needs, capital structure objectives and business opportunities.

     In November 1998, NSP-Minnesota filed with the SEC a $400 million universal debt shelf registration. NSP-Minnesota currently has $50 million of registered, but unissued, bonds remaining from its $300 million first mortgage bond shelf registration, which was filed in October 1995. In July 1999, NSP-Minnesota issued $250 million of unsecured long-term debt under the universal registration. These bonds have an annual coupon of 6.875% and mature Aug. 1, 2009. The net proceeds were used for general corporate purposes, including reduction of short-term debt levels.

     In March 1999, NRG filed a shelf registration with the SEC for up to $500 million in debt securities. In May 1999, NRG issued $300 million of 7.5 percent senior notes due in 2009 under this shelf registration. The net proceeds were used for general corporate purposes, including development and construction of new facilities, working capital, debt reduction and acquisitions.

     In addition, the board of directors of NSP-Wisconsin authorized the issuance of up to $80 million of long-term debt in 1999 or 2000. NSP-Wisconsin currently expects to issue between $50 million and $80 million of unsecured long-term debt in the second half of 1999, primarily to reduce short-term debt levels.

			   PART II.  OTHER INFORMATION

			   ITEM 1.  LEGAL PROCEEDINGS
			   --------------------------

     In the normal course of business, various lawsuits and claims have arisen against NSP. Management, after consultation with legal counsel, has recorded an estimate of the probable cost of settlement or other disposition for such matters.

     As discussed in NSP's 1998 Form 10-K, Wisconsin Electric Power Co. (WEPCO) filed a complaint against NSP with the FERC, relating to transmission service curtailments. In March 1999, NSP and WEPCO reached a settlement agreement, which was approved by the FERC on May 19, 1999. The settlement provides that NSP would not be liable to WEPCO for transmission curtailments during 1998 and NSP would bear certain disputed transmission mitigation costs for 1998 and 1999.

     As discussed in NSP's 1998 Form 10-K, on Dec. 11, 1998, a gas explosion in downtown St. Cloud, Minn., killed four people, including two NSP employees, injured approximately 14 people and damaged several buildings. The accident occurred as a crew from Cable Constructors Inc. (CCI) was installing fiber optic cable. CCI was performing this work for Seren as part of its broad band communications project in St. Cloud and surrounding communities. The accident is under investigation by the National Transportation Safety Board (NTSB). Although this investigation has yet to be completed, the NTSB investigator in charge has stated publicly that "the location of the gas line and a gas main that runs parallel had been properly marked by NSP before the drilling." Presently, there are five lawsuits related to the explosion. One lawsuit involves multiple plaintiffs seeking damages for personal injuries and property losses. Seren, CCI and Sirti (an architecture/engineering firm retained by Seren for the St. Cloud project) are named as defendants in all of the lawsuits. NSP is a defendant in four of the lawsuits. NSP is not a defendant in a wrongful death action brought by a trustee on behalf of the family of an NSP employee who was killed during the explosion. NSP and Seren deny any liability for this accident. NSP has a self-insured retention deductible of $2 million with general liability coverage limits of $185 million. Seren's primary insurance coverage is $1 million and its secondary insurance coverage is $185 million. The ultimate cost to NSP and Seren, if any, is presently unknown.

     As discussed in NSP's 1998 Form 10-K, in April 1997, a fire damaged several buildings in downtown Grand Forks, N. D., during the historic floods in that city. On July 23, 1998, the St. Paul Mercury Insurance Co., which insured the First National Corp. and its three buildings in downtown Grand Forks, commenced a lawsuit against NSP for damages in excess of $15 million. The suit was filed in the District Court in Grand Forks County in North Dakota. The insurance company alleges that the fire was electrical in origin and that NSP was legally responsible for the fire because it failed to shut off electrical power to downtown Grand Forks during the flood and prior to the fire. In December 1998, a second lawsuit related to the fire was commenced by two partnerships that owned property damaged by the fire and Protection Mutual Insurance Co., which insured the Grand Forks Herald building damaged by the fire. During 1999, four additional law suits have been filed against NSP by insurance companies, which insured businesses damaged by the fire. It is NSP's position that it is not legally responsible for this unforeseeable event. At no time prior to the fire was NSP instructed to shut off power to downtown Grand Forks by any government officials, including representatives from the fire department. Moreover, people in downtown Grand Forks were relying on electricity before and after the fire occurred. NSP has a self-insured retention deductible of $2 million, with general liability insurance coverage limits of $150 million. The ultimate cost to NSP, if any, is unknown at this time.

     As previously discussed in NSP's 1998 Form 10-K and Report on Form 8-K dated April 6, 1999, NSP filed a complaint, on June 8, 1998, in the Court of Federal Claims against the Department of Energy (DOE) requesting damages in excess of $1 billion for the DOE's partial breach of the Standard Contract. NSP requested damages consist of the costs of storage of spent nuclear fuel at the Prairie Island nuclear generating plant, anticipated costs related to the Private Fuel Storage, LLC and costs relating to the 1994 state legislation limiting the number of casks that can be used to store spent nuclear fuel at Prairie Island. On April 6, 1999, the Court of Federal Claims dismissed NSP's complaint. On May 20, 1999, NSP filed a notice of appeals with the Federal
Circuit  and  on  July  20,  1999,  NSP  filed  its  initial  brief  on  appeal.

     On or about July 12, 1999, Fortistar Capital, Inc. (Fortistar) commenced an action against NRG in Hennepin County District Court in Minnesota, seeking damages in excess of $100 million and an order restraining NRG from closing on the acquisition of Niagara Mohawk Power Corporation's Oswego generating station. Fortistar's motion for a temporary restraining order was denied and a temporary injunction hearing has been scheduled for September 27, 1999. NRG intends to vigorously defend the suit and believes Fortistar's claims to be without merit. NRG has asserted numerous counterclaims against Fortistar. NRG intends to close the Oswego acquisition in the fourth quarter of 1999, pending regulatory approvals.

     See Notes 3 and 4 of the Financial Statements for further discussion of legal proceedings, including Regulatory Matters and Commitments and Contingent Liabilities, incorporated by reference.




ITEM  4.    SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On  June 28, 1999,  a Special Meeting of  Shareholders was held to vote on the
merger between NSP  and  NCE.    The  voting  results  are  listed below.  There
were no broker non-votes.


			       Common & Preferred Class:
			       -------------------------
				   Shares Voted For       96,625,254
				     Voted Against        17,727,719
				    Vote Abstained         1,478,929

				  Common Class Only:
			       -------------------------
				   Shares Voted For       95,822,237
				     Voted Against        17,684,944
				    Vote Abstained         1,456,516

ITEM 5.  OTHER INFORMATION


PROPOSED BUSINESS COMBINATION
-----------------------------

     As previously reported in NSP's Report on Form 8-K, dated March 24, 1999, which was filed on March 25, 1999, NSP and NCE agreed to merge and form Xcel. At the time of the merger, each share of NCE common stock will be exchanged for
1.55 shares of Xcel common stock. NSP shares need not be exchanged and will become Xcel shares on a one-for-one basis. Cash will be paid in lieu of any fractional shares of Xcel common stock which holders of NCE common stock would otherwise receive.

     The merger requires approval or regulatory review by certain state utilities regulators, the SEC, the FERC, the Nuclear Regulatory Commission, the Federal Communications Commission, and expiration or termination of the waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act. In July 1999, NSP and NCE filed merger applications in Minnesota, North Dakota, Colorado, Wyoming, Texas, New Mexico, Kansas and at the FERC.

     The merger is expected to be a tax-free, stock-for-stock exchange for shareholders of both companies (except with respect to any cash received by NCE shareholders in lieu of fractional shares), and to be accounted for as a pooling of interests. NSP and NCE have agreed to certain undertakings and limitations regarding the conduct of their respective businesses prior to the closing of the transaction. At the time of the merger, Xcel will register as a holding company under the Public Utility Holding Company Act of 1935. The merger is expected to be completed within 12 to 18 months from the date of the merger announcement.

     The dividend payment level of Xcel will be determined by its board of directors. However, NSP anticipates that Xcel will adopt an initial dividend policy which will maintain a dividend equivalent to the current dividend of NCE. Based on the conversion ratio of 1.55, the pro forma dividend for the combined company would be $1.50 per share annually.

     James J. Howard, chairman, president and chief executive officer of NSP, will serve as chairman of Xcel for one year following the merger. Wayne H. Brunetti, vice chairman, president and chief operating officer of NCE, will be president and chief executive officer following the merger and will assume the responsibilities of chairman when James Howard retires.

     The Merger Agreement was filed as Exhibit 2.1 to NSP's March 24, 1999 Form 8-K, and is incorporated by reference.

     Xcel will be created by first transferring NSP-Minnesota's utility assets (other than investments in and assets of subsidiaries) into a newly formed, wholly owned subsidiary (which is referred to in this report as New NSP Utility
Sub). At the same time, New NSP Utility Sub will assume all of NSP-Minnesota's liabilities associated with the assets transferred. Then NCE will merge into NSP, with Xcel as the surviving corporate entity in the merger. Xcel will be a holding company for the combined assets and operations of NSP and NCE. If difficulties arise in obtaining the approvals and consents required to transfer NSP-Minnesota's utility assets to New NSP Utility Sub, NSP and NCE may negotiate a mutually acceptable alternative.

XCEL  SUMMARIZED  PRO  FORMA  INFORMATION
-----------------------------------------

     The following summary of unaudited pro forma financial information for Xcel gives effect to the merger using the pooling of interests method of accounting. Under this accounting method, NSP's and NCE's balance sheets and income statements are treated as if they have always been combined for accounting and financial reporting purposes. This unaudited pro forma summarized financial information should be read in conjunction with the historical financial statements and related notes of NSP and NCE, which are included in the Annual Reports on Form 10-K of the respective companies for the year ended Dec. 31, 1998.

     The unaudited pro forma balance sheet information at June 30, 1999, assumes the merger had been completed on June 30, 1999. The unaudited pro forma income statement information assumes the merger had been completed on Jan.1, 1999, the beginning of the earliest period presented.

     The unaudited summarized pro forma financial information does not necessarily indicate what the combined company's financial position or operating results would have been if the merger had been completed on the assumed completion dates and does not necessarily indicate future operating results of the combined company.


XCEL ENERGY                              $Millions


As of June 30, 1999: . .  NSP         NCE     Adjustments    Pro Forma
			  ---------  ------  -------------  ----------
Utility Plant - Net. . .  $   4,378  $6,034  $      1,214   $   11,626
Current Assets . . . . .        886     714                      1,600
Other Assets . . . . . .      3,274   1,007        (1,214)       3,067
			  ---------  ------  -------------  ----------
Total Assets . . . . . .  $   8,538  $7,755                 $   16,293
			  =========  ======                 ==========

Common Equity. . . . . .  $   2,487  $2,645                 $    5,132
Pref. Securities . . . .        305     294                        599
Long-Term Debt . . . . .      2,152   2,127                      4,279
			  ---------  ------                 ----------
Total Capitalization . .      4,944   5,066                     10,010
Current Liabilities. . .      2,060   1,440                      3,500
Other Liabilities. . . .      1,534   1,249                      2,783
			  ---------  ------                 ----------
Tot Equity & Liabilities  $   8,538  $7,755                 $   16,293
------------------------  =========  ======                 ==========


XCEL ENERGY                                            Millions except for earnings per share
For the Six Months Ended June 30, 1999:                NSP     NCE    Adjustments   Pro Forma
						      ------  ------  ------------  ----------
Revenue. . . . . . . . . . . . . . . . . . . . . . .  $1,403  $1,716  $        166  $    3,285
Operating Income . . . . . . . . . . . . . . . . . .     154     307            56         517
Net Income . . . . . . . . . . . . . . . . . . . . .      64     150                       214
Available for Common . . . . . . . . . . . . . . . .  $   61  $  150                $      211
Earnings per Share - diluted . . . . . . . . . . . .  $ 0.40  $ 1.31                $     0.64
----------------------------------------------------  ======  ======                ==========

NEW NSP UTILITY SUB SUMMARIZED PRO FORMA INFORMATION
----------------------------------------------------

     The following summary of unaudited pro forma financial information for New NSP Utility Sub adjusts the historical financial statements of NSP after the transfer of ownership of all NSP-Minnesota utility assets (other than investments in and assets of subsidiaries) to New NSP Utility Sub and the assumption by New NSP Utility Sub of all of NSP-Minnesota's liabilities associated with the assets transferred.

     The unaudited pro forma balance sheet information at June 30, 1999, assumes the merger had been completed on June 30, 1999. The unaudited pro forma income statement information assumes the merger had been completed on Jan.1, 1999, the beginning of the earliest period presented.

     The unaudited summarized pro forma financial information does not necessarily indicate what New NSP Utility Sub's financial position or operating results would have been if the merger had been completed on the assumed completion dates and does not necessarily indicate future operating results of New NSP Utility Sub.



NEW NSP UTILITY SUB                                   $Millions
---------------------------------------               ---------
As of June 30, 1999:                        NSP     Adjustments   Pro Forma
					 ---------  ------------  ----------
Utility Plant - Net . . . . . . . . . .  $   4,378        ($810)  $    3,568
Current Assets. . . . . . . . . . . . .        886         (288)         598
Other Assets. . . . . . . . . . . . . .      3,274       (2,407)         867
					 ---------  ------------  ----------
Total Assets. . . . . . . . . . . . . .  $   8,538      ($3,505)  $    5,033

Common Equity . . . . . . . . . . . . .  $   2,487      ($1,104)  $    1,383
Pref. Securities. . . . . . . . . . . .        305         (305)
Long-Term Debt. . . . . . . . . . . . .      2,152         (924)       1,228
					 ---------  ------------  ----------
Total Capitalization. . . . . . . . . .      4,944       (2,333)       2,611
Current Liabilities . . . . . . . . . .      2,060         (933)       1,127
Other Liabilities . . . . . . . . . . .      1,534         (239)       1,295
					 ---------  ------------  ----------
Tot Equity & Liabilities. . . . . . . .  $   8,538      ($3,505)  $    5,033
---------------------------------------  =========  ============  ==========


NEW NSP UTILITY SUB . . . . . . . . . .              $Millions

For the Six Months Ended June 30, 1999:  NSP        Adjustments   Pro Forma
					 ---------  ------------  ----------
Revenue . . . . . . . . . . . . . . . .  $   1,403        ($120)  $    1,283
Operating Income. . . . . . . . . . . .        154          (32)         122
Net Income. . . . . . . . . . . . . . .         64          (18)          46
Available for Common. . . . . . . . . .  $      61         ($15)  $       46
---------------------------------------  =========  ============  ==========

				     ------

		    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
		    -----------------------------------------
(A)    EXHIBITS

The  following  Exhibits  are  filed  with  this  report:

     2.01 Agreement and Plan of Merger, dated as of March 24, 1999, by and between Northern States Power Company and New Century Energies, Inc.
(Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 1-12907) of New Century Energies, Inc. dated March 24, 1999).

     3.01  Amended  and  Restated  Corporate  By-laws.

    27.01  Financial Data Schedule for the six months ended June 30, 1999.

    99.01  Statement  pursuant  to  Private  Securities Litigation Reform Act of
	   1995.

(B)    REPORTS  ON  FORM  8-K

     The following reports on Form 8-K were filed either during the three months ended June 30, 1999, or between June 30, 1999 and the date of this report:

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

     June 24, 1999 (Filed June 25, 1999) - Item 5. Other Events. Re: Disclosure of the MPUC vote to deny rate recovery of certain electric conservation program incentives, retroactive to January 1, 1998.

     June 28, 1999 (Filed June 29, 1999) - Item 5 and 7. Other Events and Financial Statements and Exhibits. Re: Disclosure that the shareholders of NSP and NCE voted, in their respective shareholder meetings, to approve the proposed merger between the two companies.

     July 15, 1999 (Filed July 15, 1999) - Item 5 and 7. Other Events and Financial Statements and Exhibits. Re: Disclosure of NSP's second quarter earnings.
     July 21, 1999 (Filed July 23, 1999) - Item 5 and 7. Other Events and Financial Statements and Exhibits. Re: Disclosure of NSP's issuance of $250 million of long-term unsecured debt.

     July  27,  1999  (Filed  July  30,  1999)  -  Item  5.   Other Events.  Re:
Disclosure of MPUC's order requiring an investigation into the reasonableness of NSP's Minnesota electric rates.
					.

				   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



					 NORTHERN STATES POWER COMPANY
					 ------------------------------
					 (Registrant)

					 /s/

					 Roger D. Sandeen
					 Vice President and Controller


					 /s/

					 John P. Moore, Jr.
					 Vice President and Corporate Secretary


Date:  August 13, 1999
----------------------