Form 10-Q
period 2000-03-31
NORTHERN STATES POWER CO /MN/
filed 2000-05-05
CIK 72903

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
or
/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarter Ended March 31, 2000	Commission File Number 1-3034

NORTHERN STATES POWER COMPANY
(Exact name of registrant as specified in its charter)

Minnesota (State of other jurisdiction of incorporation or organization)	41-0448030 (I.R.S. Employer Identification No.)
414 Nicollet Mall, Minneapolis, Minnesota 55401 (Address of principal executive offices)	55401 (Zip Code)

(612) 330-5500
Registrant's telephone number, including area code

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2000
Common Stock, $2.50 par value	157,117,848 shares

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Northern States Power Company (Minnesota) and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31
	2000	1999
	(Thousands of dollars)
Utility operating revenues
Electric: Retail	$524,406	$505,561
Sales for resale and other	58,518	51,295
Gas	210,081	186,327

Total	793,005	743,183

Utility operating expenses
Fuel for electric generation	75,968	69,963
Purchased and interchange power	112,710	98,065
Cost of gas purchased and transported	135,274	112,178
Other operation	106,274	101,127
Maintenance	51,789	44,990
Administrative and general	38,100	30,563
Conservation and energy management	11,287	17,238
Depreciation and amortization	92,013	87,485
Taxes: Property and general	57,857	57,632
Current income	32,826	42,546
Deferred income	(2,619)	(4,035)
Investment tax credits recognized	(2,261)	(2,223)

Total	709,218	655,529

Utility operating income	83,787	87,654
Other income (expense)
Income (loss) from nonregulated businesses—before interest and taxes	52,381	(7,353)
Allowance for funds used during construction—equity	1,277	3,175
Write-down of investment in CellNet stock	(938)	(2,600)
Other utility income (deductions)—net	(1,832)	(2,411)
Income tax benefits on nonregulated operations and nonoperating items	5,680	16,142

Total	56,568	6,953

Income before financing costs	140,355	94,607
Financing costs
Interest on utility long-term debt	27,985	23,965
Other utility interest and amortization	8,378	5,552
Nonregulated interest and amortization	53,984	12,141
Allowance for funds used during construction—debt	(1,931)	(3,310)

Total interest charges	88,416	38,348
Distributions on redeemable preferred securities of subsidiary trust	3,938	3,938

Total financing costs	92,354	42,286

Net income	48,001	52,321
Preferred stock dividends	1,060	1,060

Earnings available for common stock	$46,941	$51,261

Average number of common shares outstanding (000's)	155,891	152,392
Average number of common and potentially dilutive shares outstanding (000's)	155,906	152,553
Earnings per average common share—basic	$0.30	$0.34
Earnings per average common share—diluted	$0.30	$0.34
Common dividends declared per share	$0.3625	$0.3575
Consolidated Statements of Retained Earnings (Unaudited)
Balance at beginning of period	$1,434,247	$1,432,696
Net income for period	48,001	52,321
Dividends declared:
Cumulative preferred stock	(1,060)	(1,060)
Common stock	(56,682)	(54,547)

Balance at end of period	$1,424,506	$1,429,410

The Notes to Consolidated Financial Statements are an integral part of the Statements of Income and Retained Earnings.

Northern States Power Company (Minnesota) and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2000	1999
	(Thousands of dollars)
Cash Flows from Operating Activities:
Net Income	$48,001	$52,321
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	123,444	98,698
Nuclear fuel amortization	9,227	12,944
Deferred income taxes	10,626	(5,529)
Deferred investment tax credits recognized	(2,298)	(2,237)
Allowance for funds used during construction—equity	(1,277)	(3,175)
Distributions in excess of equity in earnings of unconsolidated affiliates	17,524	2,975
Cash provided by changes in certain working capital items	92,496	95,781
Cash provided by changes in other assets and liabilities	53,019	9,800

Net cash provided by operating activities	350,762	261,578

Cash Flows from Investing Activities:
Capital expenditures:
Nonregulated property additions and asset acquisitions	(1,780,073)	(7,389)
Utility plant additions	(99,763)	(88,684)
Increase (decrease) in construction payables	(8,529)	5,547
Allowance for funds used during construction—equity	1,277	3,175
Investment in external decommissioning fund	(8,927)	(12,280)
Equity investments, loans and deposits for nonregulated projects	(17,844)	(23,145)
Collection of loans made to nonregulated projects	302	6,030
Other investments—net	(7,468)	(9,785)

Net cash used for investing activities	(1,921,025)	(126,531)

Cash Flows from Financing Activities:
Increase in short-term debt—net issuances	215,411	129,802
Proceeds from issuance of long-term debt—net	2,215,844	—
Repayment of long-term debt	(688,897)	(206,710)
Proceeds from issuance of common stock—net	17,351	12,905
Dividends paid	(57,435)	(55,128)

Net cash provided by (used for) financing activities	1,702,274	(119,131)

Net increase in cash and cash equivalents	132,011	15,916
Cash and cash equivalents at beginning of period	55,968	42,364

Cash and cash equivalents at end of period	$187,979	$58,280

The Notes to Consolidated Financial Statements are an integral part of the Statements of Cash Flows.

Northern States Power Company (Minnesota) and Subsidiaries
Consolidated Balance Sheets (Unaudited)

	March 31, 2000	December 31, 1999
	(Thousands of dollars)
ASSETS
Utility Plant
Electric	$7,481,137	$7,430,686
Gas	956,047	952,131
Other	382,468	375,058

Total	8,819,652	8,757,875
Accumulated provision for depreciation	(4,477,701)	(4,409,151)
Nuclear fuel	1,039,213	1,026,063
Accumulated provision for amortization	(932,564)	(923,336)

Net utility plant	4,448,600	4,451,451
Current Assets
Cash and cash equivalents	187,979	55,968
Customer accounts receivable—net	386,258	370,270
Unbilled utility revenues	127,087	144,261
Other receivables	32,700	58,680
Fossil fuel inventories—at average cost	43,890	59,600
Materials and supplies inventories—at average cost	276,856	231,503
Prepayments and other	101,701	113,524

Total current assets	1,156,471	1,033,806
Other Assets
Nonregulated property—net of accumulated depreciation	3,852,053	2,086,476
Equity investments in nonregulated projects	960,369	1,047,248
External decommissioning fund and other investments	581,650	561,682
Regulatory assets	229,643	248,127
Notes receivable from nonregulated projects	66,766	66,876
Long-term prepayments, deferred charges and receivables	182,213	158,096
Intangible assets—net of accumulated amortization	118,528	113,969

Total other assets	5,991,222	4,282,474

TOTAL ASSETS	$11,596,293	$9,767,731

LIABILITIES AND EQUITY
Capitalization
Common stock equity:
Common stock and premium—authorized: 2000 350,000,000 and 1999 350,000,000 shares of $2.50 par value, issued shares: 2000 156,607,592 and 1999 155,729,663	$1,227,743	$1,210,359
Retained earnings	1,424,506	1,434,247
Leveraged common stock held by ESOP	(9,874)	(11,606)
Accumulated other comprehensive income	(105,750)	(75,470)

Total common stock equity	2,536,625	2,557,530
Cumulative preferred stock and premium—authorized 7,000,000 shares of $100 par value; outstanding shares: 2000 1,050,000 and 1999 1,050,000 without mandatory redemption	105,340	105,340
Mandatorily redeemable preferred securities of subsidiary trust—guaranteed by NSP*	200,000	200,000
Long-term debt	4,983,910	3,453,364

Total capitalization	7,825,875	6,316,234
Current Liabilities
Long-term debt due within one year	145,790	153,231
Other long-term debt potentially due within one year	141,600	141,600
Short-term debt—utility	408,442	420,443
Short-term debt—nonregulated	606,128	378,716
Accounts payable	315,577	321,382
Taxes accrued	226,323	172,059
Interest accrued	66,049	49,327
Dividends payable on common and preferred stocks	57,831	57,523
Accrued payroll, vacation and other	91,312	131,855

Total current liabilities	2,059,052	1,826,136
Other Liabilities
Deferred income taxes	819,660	811,638
Deferred investment tax credits	116,092	118,582
Regulatory liabilities	495,750	461,569
Postretirement and other benefit obligations	139,148	143,905
Other long-term obligations and deferred income	140,716	89,667

Total other liabilities	1,711,366	1,625,361

Commitments and Contingent Liabilities (See Note 4)
TOTAL LIABILITIES AND EQUITY	$11,596,293	$9,767,731

The Notes to Consolidated Financial Statements are an integral part of the Balance Sheets.

* The primary asset of NSP Financing I, a subsidiary trust of NSP, is $200 million principal amount of the Company's 7.875% Junior Subordinated Debentures due 2037.

Northern States Power Company (Minnesota) and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of Northern States Power Company (Minnesota) (NSP-Minnesota) and its subsidiaries (collectively, NSP) as of March 31, 2000 and Dec. 31, 1999, the results of its operations for the three months ended March 31, 2000 and 1999, and its cash flows for the three months ended March 31, 2000 and 1999. Due to the seasonality of NSP's electric and gas sales and variability of nonregulated operations, quarterly results are not necessarily an appropriate base from which to project annual results.

    The accounting policies followed by NSP are set forth in Note 1 to the financial statements in NSP's Annual Report on Form 10-K for the year ended Dec. 31, 1999 (1999 Form 10-K). The following notes should be read in conjunction with such policies and other disclosures in the 1999 Form 10-K.

1.  Proposed Business Combination

    On March 24, 1999, NSP and New Century Energies, Inc. (NCE) agreed to merge and form a new entity, Xcel Energy Inc. For more discussion of this proposed business combination, see Part II, Item 5—Other Information of this report.

2.  Business Developments

    NRG Energy, Inc. (NRG)—In March 2000, NRG purchased 1,708 Mw of fossil-fueled generation from Cajun Electric Power Cooperative for approximately $1 billion. The output from the base-load Cajun facility will be sold principally under long-term contracts. NRG owns 100 percent of this project.

    In March 2000, NRG purchased the 680-Mw Killingholme A station from National Power plc. for approximately 390 million pounds sterling (approximately $615 million at end-of-quarter exchange rates). Killingholme A was commissioned in 1994 and is a combined-cycle, gas-turbine power station located in England. NRG owns 100 percent of this project.

    In January 2000, NRG reached agreement to purchase 1,875 Mw of fossil-fueled electric generation assets in the Northeast region of the United States from Conectiv. The purchase price is approximately $800 million. NRG will sell 500 Mw of energy around the clock to Delmarva Power and Light Company under a five-year agreement. The remaining energy and capacity will be sold into the markets in the Northeast region of the United States. NRG will own a 100 percent interest in the project. NRG expects to close the acquisition in the fourth quarter of 2000.

3.  Regulation and Rate Matters

    On Feb. 14, 2000, NSP-Wisconsin filed an application with the Public Service Commission of Wisconsin (PSCW) to increase electric rates for fuel costs. This application was subsequently updated with additional information on March 17, 2000. The increase is primarily the result of higher than forecast purchased power costs. The surcharge factor is expected to increase revenues by approximately $6.5 million in 2000 and represents an increase for a typical residential electric customer of approximately 3 percent. The PSCW issued their order granting the surcharge on May 2, 2000. The surcharge factor is expected to be effective through Dec. 31, 2001.

    On April 3, 2000, the Minnesota Office of Attorney General (OAG) filed a petition with the Minnesota Public Utilities Commission (MPUC) asking the MPUC to initiate an investigation of NSP's fuel and purchased energy cost recoveries under the Fuel Clause Adjustment (FCA) provisions of NSP's tariffs. The OAG alleges NSP could be improperly diverting low-cost NSP generation supplies to the wholesale market to increase profits, while recovering higher cost energy purchases through the FCA. On

April 27, 2000, NSP filed its initial comments opposing the OAG request. NSP contends that it has followed the appropriate FCA rules and regulations. On April 27, 2000, the Minnesota Department of Commerce also filed comments indicating that an investigation was not necessary. NSP does not expect an MPUC decision on the OAG investigation request until later in 2000.

4.  Commitments and Contingent Liabilities

    As of March 31, 2000, Seren had approximately $5 million of intangible assets related to CellNet Data Systems, Inc. In February 2000, CellNet filed for Chapter 11 bankruptcy protection. Although recovery of these assets is not assured at this time, pending the resolution of CellNet's financial difficulties, NSP is working with CellNet to restructure our contracts with them to provide recovery.

    On March 30, 2000, NRG received notification from the New York Independent System Operator (NYISO) of the NYISO's petition to the Federal Energy Regulatory Commission (FERC) to place a $2.52 per megawatt hour market cap on ancillary service revenues. The NYISO also requested authority to impose this cap on a retroactive basis to March 1, 2000.

    Noting that FERC orders have not, to date, adjusted rates retroactively to address market operations or market power concerns, in the context of an ISO or otherwise, NRG's internal legal counsel have no reason to believe that NRG will not ultimately collect all of the amounts due from the NYISO for ancillary services provided in March 2000.

    If the FERC authorizes the NYISO to impose the market cap on a retroactive basis, NRG would record an $8.2 million pretax reduction in earnings related to first quarter 2000 impacts of the cap.

    Nuclear Insurance—The circumstances set forth in Note 14 to NSP's financial statements in NSP's 1999 Form 10-K appropriately represent, in all material respects, the current status of commitments and contingent liabilities regarding public liability for claims resulting from any nuclear incident.

5.  Short-Term Borrowings

    At March 31, 2000, NSP and its subsidiaries had approximately $1.0 billion of short-term debt outstanding at a weighted average interest rate of 6.45 percent. NSP-Minnesota had $408 million in short-term commercial paper borrowings outstanding at a composite rate of 5.94 percent. NSP's subsidiaries had approximately $606 million of short-term debt outstanding at a weighted average interest rate of 6.79 percent. NSP has regulatory approval for up to $1.5 billion in short-term debt levels.

    As of March 31, 2000, NSP-Minnesota had a $300 million revolving credit facility under a commitment fee arrangement. This facility provides short-term financing in the form of bank loans, letters of credit and support for commercial paper sales. In addition to NSP-Minnesota lines, at March 31, 2000, commercial banks provided credit lines of approximately $806 million to wholly owned subsidiaries of NSP with approximately $606 million in borrowings outstanding, mainly to NRG.

6.  Other Comprehensive Income

    NSP's other comprehensive income consists of foreign currency translation adjustments related to NRG's investments in international projects and changes in the fair value of investments in certain marketable securities. Other comprehensive income for the first quarter of 2000 and 1999 are listed below.

Millions of Dollars
	3 Mos. Ended
Increase / (decrease) in Equity
	3/31/00	3/31/99
Currency translation adjustments	($30.3)	$1.6
Marketable securities:
Holding gain (loss) during period—net of tax	(0.6)	0.4
Loss realized during period—net of tax	0.6	1.5

Total	($30.3)	$3.5

7.  Segment Information

    NSP has four reportable segments: Electric Utility, Gas Utility and two of its wholly owned, nonregulated subsidiaries, NRG and EMI. Segment information for the first quarter 2000 and 1999 are as follows:

Business Segments

3 Mos. Ended 3/31/00 (Thousands of dollars)	Operating Revenues from External Customers	Inter- Segment Revenues	Segment Net Income (Loss)
Electric Utility	$582,722	$202	$24,265
Gas Utility	210,015	1,211	19,634
NRG	332,370	301	8,746
EMI	6,730	0	(1,959)
All Other	14,311	0	(2,685)
Reconciling Eliminations	0	(1,446)	0

Consolidated Total (a)	$1,146,148	$268	$48,001

3 Mos. Ended 3/31/99 (Thousands of dollars)	Operating Revenues from External Customers	Inter- Segment Revenues	Segment Net Income (Loss)
Electric Utility	$556,654	$202	$35,951
Gas Utility	186,257	1,132	18,781
NRG	37,522	324	(940)
EMI	17,578	0	(1,512)
All Other	7,335	0	41
Reconciling Eliminations	0	(1,386)	0

Consolidated Total (a)	$805,346	$272	$52,321

  (a)
  The consolidated total revenue amounts represent the sum of utility and nonregulated amounts.

8.  Pro Forma—NRG's Cajun Acquisition

    During March 2000, NRG completed the acquisition of two fossil fueled generating plants from Cajun Electric Power Cooperative, Inc. for approximately $1 billion. The following information summarizes the pro forma results of operations as if the acquisition had occurred as of the beginning of the three-month periods ended March 31.

Millions of Dollars except earnings per share
	3 Mos. Ended
Actual Results
	3/31/00	3/31/99
Utility operating revenues	$793.0	$743.2
Nonregulated operating revenues	353.4	62.4
Net income	48.0	52.2
Available for common	46.9	51.3
Earnings per share	$0.30	$0.34

Millions of Dollars except earnings per share
	3 Mos. Ended
Pro Forma Results
	3/31/00	3/31/99
Utility operating revenues	$793.0	$743.2
Nonregulated operating revenues	433.4	141.0
Net income	47.1	50.5
Available for common	46.0	49.4
Earnings per share	$0.30	$0.32

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

  •
  and the other risk factors listed from time to time by NSP in reports filed with the SEC, including Exhibit 99.01 to the report on this Form 10-Q for the quarter ended March 31, 2000.

RESULTS OF OPERATIONS

    On March 24, 1999, NSP and NCE agreed to merge and form a new entity, Xcel. For more discussion of this proposed business combination, see Part II, Item 5—Other Information. The following discussion and analysis is based on the financial condition and operations of NSP and does not reflect the potential effects of the combination between NSP and NCE.

    NSP's earnings per share, assuming dilution, (EPS) for the three months ended March 31, 2000 and 1999 were as follows:

	3 Mos. Ended
Earnings per share:
	3/31/00	3/31/99
Regulated	$0.28	$0.36
Nonregulated	0.02	(0.01)
CellNet Write-down	0.00	(0.01)

Total	$0.30	$0.34

Factors Affecting Results of Operations

    In addition to items noted in the 1999 Form 10-K and the Notes to the Financial Statements, the historical and future trends of NSP's operating results are affected by the following factors:

    Estimated Impact of Weather on Regulated Earnings—NSP estimates electric and gas utility sales levels under normal weather conditions and analyzes the approximate effect of variations from historical average temperatures on actual sales levels. The following summarizes the estimated impact of weather on actual utility operating results (in relation to sales under normal weather conditions):

	Increase (Decrease)
Earnings per Share For Periods Ending March 31:	Actual 2000 vs Normal	Actual 1999 vs Normal	Actual 2000 vs 1999
Quarter Ended	($0.06)	($0.04)	($0.02)

    Sales Growth—The following table summarizes NSP's growth in actual electric and gas sales and growth on a weather normalized (W/N) basis for the three-month period ended March 31, 2000, as compared with the same period in 1999. NSP's weather normalization process removes the estimated impact on sales of temperature variations from historical averages. First quarter sales growth for 2000 reflects an additional day of sales due to leap year.

	3 Mos. Ended
	Actual	W/N
Electric Residential	2.0%	3.3%
Electric Industrial and Commercial	4.8%	5.2%
Total Electric Retail	4.0%	4.6%
Electric Resale	3.4%	NA
Firm Gas Sales	(4.9)%	3.2%

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

First Quarter 2000 vs. First Quarter 1999

Utility Operating Results

    Electric revenues for the first quarter of 2000 increased $26.1 million, or 4.7 percent, compared with the first quarter of 1999. The following table summarizes the change in electric revenues.

Millions of dollars	2000 vs. 1999
Retail sales growth (excluding weather impact)	$20.2
Weather impact	(1.4)
Sales for resale	5.7
Conservation incentive recovery—accruals	(8.8)
Fuel cost recovery	13.4
Transmission and other	(3.0)

Total electric revenue increase	$26.1

    Electric margin equals electric revenue minus electric fuel and purchased power costs. The table below summarizes the change in electric margin for the first quarter.

Millions of dollars	2000 vs. 1999
Retail sales growth (excluding weather impact)	$12.4
Weather impact	(0.7)
Sales for resale	8.0
Conservation incentive recovery—accruals	(8.8)
Unrecoverable energy and capacity costs	(4.1)
Transmission and other	(1.4)

Total electric margin increase	$5.4

    Gas revenues for the first quarter of 2000 increased $23.8 million, or 12.7 percent, compared with 1999. The following table summarizes the change in gas revenues for the first quarter.

Millions of dollars	2000 vs. 1999
Sales growth (excluding weather impact)	$7.1
Weather impact	(11.0)
Cost of gas recovery	24.4
Other	3.3

Total gas revenue increase	$23.8

    Gas margin equals gas revenue minus the cost of purchased gas. The table below summarizes the change in gas margin for the first quarter.

Millions of dollars	2000 vs. 1999
Sales growth (excluding weather impact)	$2.3
Weather impact	(4.1)
Other	2.5

Total gas margin increase	$0.7

    Other operation, Maintenance and Administrative and general expenses together increased $19.5 million, or 11.0 percent, compared with the first quarter of 1999. The increases are primarily due to $11 million of scheduled outage and project work at NSP's Monticello nuclear plant and a $5 million credit recorded in 1999 to estimated pension accruals.

    Depreciation and amortization expense increased $4.5 million, or 5.2 percent, compared with the first quarter of 1999. The increase is mainly due to increased plant in service.

    Allowance for funds used during construction (AFC) declined $3.3 million primarily due to reductions in carrying charges and other adjustments related to conservation incentive adjustments.

    Utility interest expense increased $6.8 million in the first quarter of 2000 compared with the first quarter of 1999, primarily due to issuance of $250 million of long-term debt in July 1999 and higher commercial paper balances.

Nonregulated Business Results

    The following table summarizes NSP's nonregulated business results in the aggregate, including consolidated subsidiaries and unconsolidated affiliates.

	3 Mos. Ended
(Thousands of dollars, except EPS)
	3/31/00	3/31/99
Operating revenues	$353,411	$62,435
Equity in project earnings	(10,239)	8,031
Operating and development expenses	(291,376)	(78,626)
Other income (expense)	585	807

Income (loss) before interest & taxes	52,381	(7,353)
Interest expense	(53,984)	(12,141)
Income tax benefit and credits	5,705	17,083

Net income (loss)	$4,102	$(2,411)

Earnings (loss) per share from nonregulated subsidiaries	$0.02	$(0.01)

    NSP's nonregulated operations include diversified businesses, as described below.

  •
  NRG's primary business is independent power production, commercial and industrial heating and cooling, and refuse-derived fuel production.

  •
  Seren Innovations provides communications and data services.

  •
  Eloigne invests in affordable housing projects.

  •
  EMI's primary business is custom energy services.

    The following table summarizes the earnings contributions of NSP's nonregulated businesses:

	3 Mos. Ended
	3/31/00	3/31/99
NRG	$0.06	$(0.01)
Seren	(0.03)	(0.01)
Eloigne	0.01	0.01
EMI	(0.01)	(0.01)
Other	(0.01)	0.01

Nonregulated	$0.02	$(0.01)

Cellnet Write-down	0.00	(0.01)

Total	$0.02	$(0.02)

    NRG—NRG's earnings for the first quarter of 2000, were significantly influenced by the acquisitions of generating facilities in the Northeast United States. These acquisitions closed at various times from April through December of 1999. Earnings for 2000 also reflected earnings from the Killingholme project, which was acquired during the first quarter of 2000. These increased earnings were partially offset by lower equity earnings and higher financing costs to fund the acquisitions.

    The acquisition of the Northeast generating assets increased NRG's first quarter revenues by approximately $228 million and increased NRG's operating expenses by approximately $146 million. The acquisitions also increased NRG's administrative and general costs, depreciation and interest expense.

    NRG's earnings for the first quarter of 1999, were decreased by approximately 3 cents per share due to a foreign currency transaction adjustment, relating to the Kladno project, a 345-megawatt generating plant in the Czech Republic. NRG owns 44.5 percent of the Kladno project.

    NRG is a public company and is subject to the informational reporting requirements of the Securities Exchange Act of 1934. Further information about NRG may be obtained from its Form 10-K for the year ended Dec. 31, 1999 and its Form 10-Q for the quarter ended March 31, 2000.

    Seren—Seren's build-out of its broadband communications network in St. Cloud, Minn., and initial construction in northern California resulted in losses, consistent with Seren's business plan.

LIQUIDITY AND CAPITAL RESOURCES

    For a discussion of short-term borrowings, see Note 5 to the Financial Statements.

    In January 2000, stock options for 1,443,009 shares were awarded under NSP's Executive Long-Term Incentive Award Stock Plan (the Long-Term Plan). These options cannot be exercised for approximately twelve months after the award date. Effective in January 1999, stock options granted to NSP officers vest at a rate of one-third each year for three years. As of March 31, 2000, a total of 4,675,824 options were outstanding, which were considered potentially dilutive common shares for calculating earnings per share.

    During the first three months of 2000, NSP issued 877,929 new shares of common stock under the Long-Term Plan (pursuant to the exercise of options and awards granted in prior years), the Dividend Reinvestment and Stock Purchase Plan and the Employee Stock Ownership Plan.

    NSP-Minnesota may file a universal debt shelf registration during 2000. The timing and size of the debt shelf registration are dependent on the timing of the pending merger and cash requirements.

    The board of directors of NSP-Wisconsin authorized the issuance of up to $80 million of long-term debt in 1999 or 2000. NSP-Wisconsin currently expects to issue up to $80 million of unsecured long-term debt in the fourth quarter of 2000, primarily to reduce short-term debt levels.

    In March 2000, NRG South Central Generating LLC, a subsidiary of NRG, issued $800 million of senior secured bonds in a two-part offering. The first tranche was for $500 million with a coupon of 8.962 percent and a maturity of 2016. The second tranche was for $300 million with a coupon of 9.479 percent and a maturity of 2024. The proceeds were used to finance a portion of NRG's investment in the Cajun generating facilities.

    In March 2000, NRG issued 160 million pound sterling (approximately $250 million at the time of issuance) of 7.97% reset senior notes due 2020, principally to finance NRG's equity investment in the Killingholme facility. On March 15, 2005, these senior notes may be remarketed by Bank of America, N.A. at a fixed rate of interest through the maturity date or, at a floating rate of interest for up to one year and then at a fixed rate of interest through 2020. Interest is payable semi-annually on these securities beginning Sept. 15, 2000 through March 15, 2005, and then at intervals and interest rates established in the remarketing process.

    In March 2000, three of NRG's foreign subsidiaries entered into a 335 million pound sterling ($533 million) secured borrowing facility agreement with Bank of America International Limited, as arranger. Under this facility, the financial institutions have made available to NRG's subsidiaries various term loans totaling 235 million pound sterling ($374 million) for purposes of financing the acquisition of the Killingholme facility and 100 million pound sterling ($159 million) of revolving credit and letter of credit facilities to provide working capital for operating the Killingholme facility. The final maturity date of the facility is the earlier of June 30, 2019, or the date on which all borrowings and commitments under the largest tranche of the term facility have been repaid or cancelled.

    In March 2000, NSP's Board of Directors approved the potential sale in a public offering by NRG of up to 18 percent interest in the common stock of NRG. NSP has concluded that this offering of NRG stock will not affect NSP's ability to use the pooling of interests method of accounting for its pending merger with NCE. In April 2000, NRG filed a registration statement with the SEC, regarding this offering. The maximum aggregate offering price of the common stock covered by the registration statement is $600 million. No proceeds of this offering will be received by NSP. Approximately $300 million of the proceeds are expected to be used to repay NRG's short-term bridge loan from Citicorp USA, Inc., which matures in August 2000 and was used to finance a portion of the acquisition of the Cajun facilities. Any remaining net proceeds are expected to be used for general corporate purposes, which may include funding of capital expenditures and potential acquisitions, the development and construction of new facilities and additions to working capital. Funds not immediately required for such purposes may be used to temporarily reduce any outstanding balances under NRG's revolving credit facility.

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

    The merger requires approval or regulatory review by certain state utilities regulators, the SEC, the FERC, the Nuclear Regulatory Commission and the Federal Communications Commission, and expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. During June 1999, shareholders of both NSP and NCE approved the merger. The FERC approved the merger in January 2000. In March 2000, the waiting period under the Hart-Scott-Rodino Act expired. The states of Kansas, Colorado, Arizona, North Dakota, Minnesota and Wyoming have approved the merger. Merger approval is not required in Michigan, Oklahoma, South Dakota or Wisconsin. The merger awaits the approval of the SEC, NRC and the states of New Mexico and Texas. While NSP cannot guarantee the timing or receipt of the necessary regulatory approvals, NSP currently expects the merger to be completed by the middle of 2000.

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

    At March 31, 2000, NSP had deferred approximately $28 million of merger costs, pending the consumation of the business combination and consistent with NSP's filed request for regulatory amortization over future periods.

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

    The unaudited pro forma balance sheet information at March 31, 2000, assumes the merger had been completed on March 31, 2000. The unaudited pro forma income statement information assumes the merger had been completed on Jan.1, 2000, the beginning of the earliest period presented.

    These summarized pro forma amounts do not include any of the estimated cost savings expected to result from the merger of NCE and NSP. Such cost savings, net of the costs incurred to achieve such savings and to complete the merger transaction, are subject to regulatory review and approval. However, the pro forma amounts for NSP and NCE include approximately $28 million and $20 million, respectively, of deferred nonrecurring merger costs as of March 31, 2000, mainly those directly attributable to the merger transaction. Assuming the business combination is accounted for as a pooling of interests, these costs will be expensed upon the consummation of the NCE/NSP merger. The pro forma income statement information amounts do not reflect any of these costs. The pro forma balance sheet information has been adjusted to reflect a write off of the deferred costs and a related reduction of retained earnings.

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

Xcel Energy	$Millions
As of March 31, 2000:	NSP	NCE	Adjustments	Pro Forma
Utility Plant—Net	$4,449	$6,286	$3,852	$14,587
Current Assets	1,156	810		1,966
Other Assets	5,991	1,075	(3,900)	3,166

Total Assets	$11,596	$8,171	$(48)	$19,719

Common Equity	$2,537	$2,785	$(48)	$5,274
Pref. Securities	305	294		599
Long-Term Debt	4,984	2,314		7,298

Tot Capitalization	7,826	5,393	(48)	13,171
Current Liabilities	2,059	1,510		3,569
Other Liabilities	1,711	1,268		2,979

Tot Equity & Liabilities	$11,596	$8,171	$(48)	$19,719

Xcel Energy	$Millions except for earnings per share
For the Three Months Ended March 31, 2000:	NSP	NCE	Adjustments	Pro Forma
Revenue	$793	$939	$366	$2,098
Operating Income	84	183	102	369
Net Income	48	105		153
Available for Common	$47	$105		$152
Earnings per Share—diluted	$0.30	$0.91		$0.45

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

    The unaudited pro forma balance sheet information at March 31, 2000, assumes the merger had been completed on March 31, 2000. The unaudited pro forma income statement information assumes the merger had been completed on Jan.1, 2000, the beginning of the earliest period presented.

    The unaudited summarized pro forma financial information does not necessarily indicate what New NSP Utility Sub's financial position or operating results would have been if the merger had been completed on the assumed completion dates and does not necessarily indicate future operating results of New NSP Utility Sub.

New NSP Utility Sub	$Millions
As of March 31, 2000:	NSP	Adjustments	Pro Forma
Utility Plant—Net	$4,449	$(867)	$3,582
Current Assets	1,156	(610)	546
Other Assets	5,991	(5,102)	889

Total Assets	$11,596	$(6,579)	$5,017

Common Equity	$2,537	$(1,395)	$1,142
Pref. Securities	305	(305)
Long-Term Debt	4,984	(3,605)	1,379

Total Capitalization	7,826	(5,305)	2,521
Current Liabilities	2,059	(952)	1,107
Other Liabilities	1,711	(322)	1,389

Tot Equity & Liabilities	$11,596	$(6,579)	$5,017

New NSP Utility Sub	$Millions
For the three Months Ended March 31, 2000:	NSP	Adjustments	Pro Forma
Revenue	$793	$(79)	$714
Operating Income	84	(21)	63
Net Income	48	(19)	29
Available for Common	$47	$(18)	$29

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    The following Exhibits are filed with this report:

2.01	Agreement and Plan of Merger, dated as of March 24, 1999, by and between Northern States Power Company and New Century Energies, Inc. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 1-12907) of New Century Energies, Inc. dated March 24, 1999).
27.01	Financial Data Schedule for the three months ended March 31, 2000.
99.01	Statement pursuant to Private Securities Litigation Reform Act of 1995.

(b) Reports on Form 8-K

    The following reports on Form 8-K were filed either during the three months ended March 31, 2000, or between March 31, 2000 and the date of this report:

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

    March 29, 2000, (Filed Mar. 29, 2000)—Item 5. Other Events. Item 7. Financial Statements and Exhibits. Re: Disclosure of NSP's Board of Director approved the potential sale of up to 18 percent of the common stock of NRG.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN STATES POWER COMPANY (Registrant)
/s/
Roger D. Sandeen Vice President and Controller
/s/
John P. Moore, Jr. Vice President and Corporate Secretary

Date: May 5, 2000

QuickLinks

PART 1. FINANCIAL INFORMATION
  Item 1. Financial Statements
Northern States Power Company (Minnesota) and Subsidiaries Consolidated Balance Sheets (Unaudited)
  Business Segments
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  RESULTS OF OPERATIONS
  Factors Affecting Results of Operations
  LIQUIDITY AND CAPITAL RESOURCES
Part II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 5. Other Information
  Proposed Business Combination
  Xcel Summarized Pro Forma Information
  New NSP Utility Sub Summarized Pro Forma Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES