Form 10-Q
period 2000-06-30
NORTHERN STATES POWER CO /MN/
filed 2000-08-10
CIK 72903

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

or

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2000 Commission File Number 1-3034

NORTHERN STATES POWER COMPANY
(Exact name of registrant as specified in its charter)

Minnesota (State of other jurisdiction of incorporation or organization)	41-0448030 (I.R.S. Employer Identification No.)
414 Nicollet Mall, Minneapolis, Minnesota (Address of principal executive offices)	55401 (Zip Code)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding, at July 31, 2000
Common Stock, $2.50 par value	158,693,217 shares

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Northern States Power Company (Minnesota) and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2000	1999	2000	1999
	(Thousands of dollars)
Utility operating revenues
Electric: Retail	$529,306	$506,429	$1,053,712	$1,009,910
Sales for resale and other	56,822	50,139	115,340	103,514
Gas	92,923	70,589	303,004	256,916

Total	679,051	627,157	1,472,056	1,370,340

Utility operating expenses
Fuel for electric generation	69,771	81,343	145,739	151,307
Purchased and interchange power	109,235	107,214	221,945	205,279
Cost of gas purchased and transported	54,357	35,121	189,631	147,300
Other operation	104,567	101,782	210,841	202,909
Maintenance	51,252	53,057	103,041	98,047
Administrative and general	32,899	35,234	70,999	65,797
Conservation and energy management	16,616	16,691	27,903	33,928
Depreciation and amortization	91,688	88,095	183,700	175,580
Taxes: Property and general	55,843	57,361	113,700	114,993
Current income	33,239	24,268	66,065	66,814
Deferred income	(11,296)	(18,738)	(13,915)	(22,773)
Investment tax credits recognized	(2,258)	(2,215)	(4,519)	(4,438)

Total	605,913	579,213	1,315,130	1,234,743

Utility operating income	73,138	47,944	156,926	135,597
Other income (expense)
Income (loss) from nonregulated businesses—before interest and taxes	133,136	140	185,517	(7,213)
Allowance for funds used during construction—equity	(534)	(2,231)	743	945
Write-down of investment in CellNet stock	0	(812)	(937)	(3,412)
Other utility income (deductions)—net	(3,830)	(3,537)	(5,663)	(5,948)
Income tax (expense) benefit—nonregulated operations and nonoperating items	(16,952)	21,588	(11,272)	37,730

Total	111,820	15,148	168,388	22,102

Income before financing costs	184,958	63,092	325,314	157,699
Financing costs
Interest on utility long-term debt	28,064	23,288	56,049	47,253
Other utility interest and amortization	8,919	7,058	17,298	12,610
Nonregulated interest and amortization	83,600	17,188	137,585	29,329
Allowance for funds used during construction—debt	(1,725)	130	(3,656)	(3,179)

Total interest charges	118,858	47,664	207,276	86,013
Distributions on redeemable preferred securities of subsidiary trust	3,938	3,938	7,875	7,875

Total financing costs	122,796	51,602	215,151	93,888

Net income	62,162	11,490	110,163	63,811
Preferred stock dividends	1,060	2,110	2,121	3,171

Earnings available for common stock	$61,102	$9,380	$108,042	$60,640

Average number of common shares outstanding (000's)	156,719	153,012	156,305	152,704
Average number of common and potentially dilutive shares outstanding (000's)	156,828	153,118	156,352	152,834
Earnings per average common share—basic	$0.39	$0.06	$0.69	$0.40
Earnings per average common share—assuming dilution	$0.39	$0.06	$0.69	$0.40
Common dividends declared per share	$0.3675	$0.3625	$0.7300	$0.7200
Consolidated Statements of Retained Earnings (Unaudited)
Balance at beginning of period	$1,424,506	$1,429,410	$1,434,247	$1,432,696
Net income for period	62,162	11,490	110,163	63,811
Dividends declared:
Cumulative preferred stock	(1,060)	(2,110)	(2,121)	(3,171)
Common stock	(57,693)	(55,533)	(114,374)	(110,079)

Balance at end of period	$1,427,915	$1,383,257	$1,427,915	$1,383,257

The Notes to Consolidated Financial Statements are an
integral part of the Statements of Income and Retained Earnings.

Northern States Power Company (Minnesota) and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2000	1999
	(Thousands of dollars)
Cash Flows from Operating Activities:
Net Income	$110,163	$63,811
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	254,600	199,190
Nuclear fuel amortization	20,675	24,867
Deferred income taxes	11,481	(33,746)
Deferred investment tax credits recognized	(4,604)	(4,465)
Allowance for funds used during construction—equity	(743)	(2,757)
Distributions in excess of (less than) equity in earnings of unconsolidated affiliates	(28,744)	27,423
Conservation incentive adjustments—noncash	9,918	35,035
Cash provided by changes in certain working capital items	(15,820)	(65,329)
Cash provided by changes in other assets and liabilities	64,784	9,820

Net cash provided by operating activities	421,710	253,849

Cash Flows from Investing Activities:
Capital expenditures:
Nonregulated property additions and asset acquisitions	(1,793,959)	(930,185)
Utility plant additions	(223,924)	(240,891)
Increase (decrease) in construction payables	(7,852)	2,558
Allowance for funds used during construction—equity	743	2,757
Investment in external decommissioning fund	(26,443)	(21,119)
Equity investments, loans and deposits for nonregulated projects	(70,028)	(77,606)
Collection of loans made to nonregulated projects	339	39,956
Other investments—net	(9,691)	(15,502)

Net cash used for investing activities	(2,130,815)	(1,240,032)

Cash Flows from Financing Activities:
Increase in short-term debt—net issuances	(72,423)	1,025,992
Proceeds from issuance of long-term debt—net	2,303,905	309,197
Repayment of long-term debt	(827,118)	(208,667)
Proceeds from issuance of common stock—net	30,693	27,558
Proceeds from NRG IPO	453,705	—
Dividends paid	(115,155)	(112,088)

Net cash provided by (used for) financing activities	1,773,607	1,041,992

Net increase in cash and cash equivalents	64,502	55,809
Cash and cash equivalents at beginning of period	55,968	42,364

Cash and cash equivalents at end of period	$120,470	$98,173

The Notes to Consolidated Financial Statements are an
integral part of the Statements of Cash Flows.

Northern States Power Company (Minnesota) and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	June 30, 2000	December 31, 1999
	(Thousands of dollars)
ASSETS
Utility Plant
Electric	$7,563,322	$7,430,686
Gas	971,828	952,131
Other	390,644	375,058

Total	8,925,794	8,757,875
Accumulated provision for depreciation	(4,554,809)	(4,409,151)
Nuclear fuel—net	1,041,326	1,026,063
Accumulated provision for amortization	(944,012)	(923,336)

Net utility plant	4,468,299	4,451,451
Current Assets
Cash and cash equivalents	120,470	55,968
Customer accounts receivable—net	486,476	370,270
Unbilled utility revenues	109,183	144,261
Other receivables	36,776	58,680
Fossil fuel inventories—at average cost	49,343	59,600
Materials and supplies inventories—at average cost	313,883	231,503
Prepayments and other	169,729	113,524

Total current assets	1,285,860	1,033,806
Other Assets
Nonregulated property—net of accumulated depreciation	3,904,144	2,086,476
Equity investments in nonregulated projects	1,039,726	1,047,248
External decommissioning fund and other investments	597,980	561,682
Regulatory assets	228,376	248,127
Notes receivable from nonregulated projects	68,047	66,876
Long-term prepayments, deferred charges and receivables	215,456	158,096
Intangible assets—net of accumulated amortization	118,464	113,969

Total other assets	6,172,193	4,282,474

TOTAL ASSETS	$11,926,352	$9,767,731

The Notes to Consolidated Financial Statements are an
integral part of the Balance Sheets.

	June 30, 2000	December 31, 1999
	(Thousands of dollars)
LIABILITIES AND EQUITY
Capitalization
Common stockholders' equity:
Common stock and premium—authorized: 2000 350,000,000 and 1999 350,000,000 shares of $2.50 par value, issued shares: 2000 157,286,793 and 1999 155,729,663	$1,457,033	$1,210,359
Retained earnings	1,427,915	1,434,247
Leveraged common stock held by ESOP	(8,248)	(11,606)
Accumulated other comprehensive income	(115,801)	(75,470)

Total common stockholders' equity	2,760,899	2,557,530
Cumulative preferred stock and premium—authorized 7,000,000 shares of $100 par value; outstanding shares: 2000 1,050,000 and 1999 1,050,000 without mandatory redemption	105,340	105,340
Mandatorily redeemable preferred securities of subsidiary trust—guaranteed by NSP*	200,000	200,000
Long-term debt	4,838,940	3,453,364

Total capitalization	7,905,179	6,316,234
Current Liabilities
Long-term debt due within one year	239,528	153,231
Other long-term debt potentially due within one year	141,600	141,600
Short-term debt—utility	542,586	420,443
Short-term debt—nonregulated	189,263	378,716
Accounts payable	379,083	321,382
Taxes accrued	168,203	172,059
Interest accrued	85,157	49,327
Dividends payable on common and preferred stocks	58,863	57,523
Accrued payroll, vacation and other	149,088	131,855

Total current liabilities	1,953,371	1,826,136
Other Liabilities
Deferred income taxes	895,703	811,638
Deferred investment tax credits	113,606	118,582
Regulatory liabilities	517,764	461,569
Postretirement and other benefit obligations	150,260	143,905
Minority interest in subsidiaries	257,477	14,696
Other long-term obligations and deferred income	132,992	74,971

Total other liabilities	2,067,802	1,625,361

Commitments and Contingent Liabilities (See Note 4)

TOTAL LIABILITIES AND EQUITY	$11,926,352	$9,767,731

*
The primary asset of NSP Financing I, a subsidiary trust of NSP, is $200 million principal amount of the Company's 7.875% Junior Subordinated Debentures due 2037.

The Notes to Consolidated Financial Statements are an
integral part of the Balance Sheets.

Northern States Power Company (Minnesota) and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of Northern States Power Company (Minnesota) (NSP-Minnesota) and its subsidiaries (collectively, NSP) as of June 30, 2000 and Dec. 31, 1999, the results of its operations for the three and six months ended June 30, 2000 and 1999, and its cash flows for the six months ended June 30, 2000 and 1999. Due to the seasonality of NSP's electric and gas sales and variability of nonregulated operations, operating results on a quarterly basis are not necessarily an appropriate base from which to project annual results.

    The accounting policies followed by NSP are set forth in Note 1 to the financial statements in NSP's Annual Report on Form 10-K for the year ended Dec. 31, 1999 (1999 Form 10-K). The following notes should be read in conjunction with such policies and other disclosures in the 1999 Form 10-K.

1.  Proposed Business Combination

    On March 24, 1999, NSP and NCE agreed to merge and form a new entity named Xcel Energy Inc. At the time of the merger, each share of NCE common stock, par value $1.00 per share, will be exchanged for 1.55 shares of Xcel Energy common stock, par value $2.50 per share. NSP shares will become Xcel Energy shares on a one-for-one basis. The merger is expected to be a tax-free, stock-for-stock exchange for shareholders of both companies and to be accounted for as a pooling of interests. The merger has been approved by all the required states, the Federal Energy Regulatory Commission (FERC), the U.S. Justice Department and the Nuclear Regulatory Commission (NRC). The merger is expected to be approved during the third quarter by the SEC and the Federal Communications Commission (FCC) . For more discussion of this proposed business combination, see Part II, Item 5—Other Information of this report.

2.  Business Developments

    NRG Energy, Inc. (NRG)—In January 2000, NRG reached agreement to purchase 1,875 Mw of fossil-fueled electric generation assets in the Northeast region of the United States from Conectiv. The purchase price is approximately $800 million. NRG will sell 500 Mw of power around the clock to Delmarva Power and Light Company under a five-year agreement. The remaining energy and capacity will be sold into the markets in the Northeast region of the United States. NRG will own a 100 percent interest in the project. NRG expects to close the acquisition in the fourth quarter of 2000.

    In March 2000, NRG purchased 1,708 Mw of fossil-fueled generation from Cajun Electric Power Cooperative for approximately $1 billion. The output from the base-load Cajun facility will be sold principally under long-term contracts. NRG owns 100 percent of this project.

    In March 2000, NRG purchased the 680-Mw Killingholme A station from National Power plc. for approximately 390 million pounds sterling (approximately $615 million based on exchange rates at the time of acquisition). Killingholme A was commissioned in 1994 and is a combined-cycle, gas-turbine power station located in England. NRG owns 100 percent of this project.

    During June 2000, the Estonian Cabinet approved the terms under which NRG may proceed to purchase a 49-percent interest in Narva Power, which owns approximately 3,000 megawatts of oil shale-fired generation plants and a 51-percent interest in state-owned oil shale mines, Eesti Polevkivi. NRG's purchase of a 49-percent interest in Narva Power remains subject to successful negotiation of definitive agreements. State-owned Eesti-Energia will retain 51-percent ownership of Narva Power. The terms include a commitment by Narva Power to invest approximately $361 million for reconstructing and refurbishing the generation plants and making environmental improvements. NRG Energy will make an initial $65 million to $70 million equity commitment. Narva Power's two stations, Balti and Eesti, currently supply more than 90 percent of Estonia's electricity. Narva Power will enter into a 15-year power purchase agreement with Eesti-Energia.

    During August 2000, NRG was named the successful bidder in the South Australian Government's electricity privatization auction for Flinders Power, South Australian's final generation company to be privatized. NRG agreed to pay (AUS) $313 million ($180 million US) for a 100 year lease of the Flinders Power assets. Flinders Power includes two power stations totaling 760 MW, the Leigh Creek coal mine and a dedicated rail line. The lease agreement also includes managing the long-term fuel supply and power purchase agreement of the 180 MW Osborne Cogeneration Station. The transaction is expected to close in the third quarter of 2000.

    Ultra Power Technologies—During the second quarter of 2000, NSP sold the cable diagnostic assets of Ultra Power Technologies Inc., a wholly owned subsidiary, to Instrument Manufacturing Co. Inc. (IMCORP). Ultra Power marketed the partial discharge cable-testing technology developed by IMCORP to electric distribution system owners. NSP decided to exit the cable-testing business after reviewing its strategic priorities. Including the final exit costs, Ultra Power incurred a loss of approximately 2 cents per share for the first six months of 2000.

    Guardian Pipeline—During June 2000, the FERC approved an order granting Guardian Pipeline a Preliminary Determination that its proposal to construct and operate a new 149-mile natural gas pipeline is in the public interest. The Preliminary Determination covers all non-environmental aspects of Guardian's application, including need, rates, tariffs and other regulatory issues. In July 2000, the FERC staff issued a Draft Environmental Impact Statement determining that construction of Guardian Pipeline would have limited environmental impact and would be an environmentally acceptable action based on Guardian's proposed and other mitigation measures. A final FERC decision on the Guardian Pipeline is expected by March 2001. The Guardian Pipeline will transport natural gas from interconnections with Alliance, Northern Border Pipeline of America at the Chicago hub near Joliet, Ill., to northern Illinois and southern Wisconsin markets. Guardian Pipeline is a partnership among three Midwestern energy companies: CMS Energy, WICOR and Viking Gas, a wholly owned subsidiary of NSP. The three partners will each own an equal share of the proposed pipeline. The total cost of the project is estimated to be $230 million.

    Nuclear Management Company (NMC)—During the second quarter of 2000, the NRC approved requests by NMC's four affiliated utilities to transfer operating authority for their five nuclear plants to NMC. NRC action paves the way for NMC to assume management of operations and maintenance at the five plants. NMC intends to begin operating the plants later this summer after the SEC acts on a request from Alliant Energy. The NRC also is considering requests from three intervenors for hearings regarding NSP's application. NMC responsibilities will include oversight of on-site dry storage facilities for used nuclear fuel at the Point Beach and Prairie Island nuclear plants. Utility plant owners will continue to own the plants, control all energy produced by the plants and retain responsibility for nuclear liability insurance and decommissioning costs. The transfer of operating authority will formally establish NMC as an operating company, with a senior management team focused on sharing best practices from seven nuclear units at the five plants. Existing personnel will continue to provide day-to-day plant operations, with the additional benefit of tapping into ideas from all NMC-operated plants for improved safety, reliability and operational performance.

    Black Dog Plant Project—During June 2000, the MPUC issued a certificate of need for the Black Dog plant repowering project. The project involves converting two of Black Dog's four electric generating units from coal to natural gas, a move that will result in greater operating efficiency and cleaner power production, including a reduction in NSP's air emissions. Using natural gas combined-cycle technology, output from the two units will be boosted by more than 100 megawatts. Other key regulatory approvals are needed from the Minnesota Environmental Quality Board and Pollution Control Agency. NSP expects to receive final approvals in the fall of 2000 and then immediately begin construction. The project should be completed prior to the summer of 2002.

3.  Regulation and Rate Matters

    Minnesota Fuel Clause Change—In June 2000, the Minnesota Public Utilities Commission (MPUC) approved a change under which bills received by NSP's electricity customers will more accurately reflect energy costs on a timely basis. The fuel clause adjustment (FCA) is a mechanism that allows NSP to bill customers for the actual cost of fuel used to generate electricity at its plants and energy purchased from other suppliers. Previously, the adjustment reflected prior period costs, and it would take approximately three months for customer bills to reflect higher, or lower, fuel costs incurred by NSP. Under the new method, NSP will base the customer billing adjustment on projected energy costs for the current month, and will correct in a subsequent month any differences between projected costs and actual costs incurred. This improved matching between costs and usage should encourage customers to take appropriate steps to reduce energy use during peak periods—when costs are at their highest—while giving appropriate price signals when costs are lower during off-peak periods. NSP implemented the revised fuel clause adjustment with July 2000 billings.

    On April 3, 2000, the Minnesota Office of Attorney General (OAG) filed a petition with the MPUC asking the MPUC to initiate an investigation of NSP's fuel and purchased energy cost recoveries under the FCA provisions of NSP's tariffs. The OAG alleged NSP could be improperly diverting low-cost NSP generation supplies to the wholesale market to increase profits, while recovering higher cost energy purchases through the FCA. NSP contends that it has followed the appropriate FCA rules and regulations. On July 20, 2000, the MPUC issued an order in which it indicated that the record before the MPUC did not reflect any specific allegations of wrongdoing. However, the MPUC instructed NSP and the OAG to resolve any concerns and file a report with the MPUC within 45 days.

    NSP-Wisconsin Rate Change—On Feb. 14, 2000, NSP-Wisconsin filed an application with the Public Service Commission of Wisconsin (PSCW) to increase electric rates for fuel costs. This application was subsequently updated with additional information on March 17, 2000. The increase is primarily the result of higher than forecast purchased power costs. The surcharge factor is expected to increase revenues by approximately $6.5 million in 2000 and represents an increase for a typical residential electric customer of approximately 3 percent. The PSCW issued their order granting the surcharge on May 2, 2000. The surcharge factor is expected to be effective through Dec. 31, 2001.

    Electric Transmission—In April 1998, Wisconsin state legislators enacted a law which included provisions that require the PSCW to order a public utility that owns transmission facilities in Wisconsin to transfer control of its transmission facilities to an independent system operator (ISO) or divest its interest in its transmission facilities to an Independent Transmission Company (ITC), if the public utility has not already transferred control to an ISO or divested to an ITC by June 30, 2000. NSP joined the Midwest ISO (MISO) 1999 and filed for PSCW and FERC approval in March 2000. The

MISO is not expected to be operational until Nov. 1, 2001. On June 30, 2000, the PSCW issued an order that effectively waived the June 30th statuatory deadline for the state's five major utilities (including NSP-Wisconsin). It is expected that the PSCW will approve NSP-Wisconsin's request to transfer operating control of its transmission system to the MISO and certify that joining the MISO meets the statutory requirement for a separate transmission operating structure once the MISO becomes operational.

4.  Commitments and Contingent Liabilities

    As of June 30, 2000, Seren had approximately $5 million of intangible assets related to CellNet Data Systems, Inc. In February 2000, CellNet filed for Chapter 11 bankruptcy protection. Although recovery of these assets is not assured at this time, pending the resolution of CellNet's financial difficulties, NSP is working with CellNet to restructure our contracts with them to provide recovery.

    On March 30, 2000, NRG received notification from the New York Independent System Operator (NYISO) of their petition to the FERC to place a $2.52 per megawatt hour market cap on ancillary service revenues. The NYISO also requested authority to impose this cap on a retroactive basis to March 1, 2000. On May 31, 2000, FERC approved a request of the NYISO to impose price limitations on one ancillary service, Ten Minute Non-synchronize Reserves, effective March 28, 2000. FERC rejected the NYISO's request for authority to adjust the market clearing prices for that service on a retroactive basis. As a result of the FERC order (unless the NYISO or another party successfully appeals the order), NRG will retain the approximately $8.0 million of revenues collected in February 2000 and approximately $8.2 million included in revenues, but not collected, for March 2000. The NYISO sought reconsideration of the FERC order on June 30, 2000.

    Nuclear Insurance—The circumstances set forth in Note 14 to NSP's financial statements in NSP's 1999 Form 10-K appropriately represent, in all material respects, the current status of commitments and contingent liabilities regarding public liability for claims resulting from any nuclear incident.

5.  Other Comprehensive Income

    NSP's other comprehensive income consists of foreign currency translation adjustments related to NRG's investments in international projects and changes in the fair value of certain marketable securities. Other comprehensive income items for the three and six month ended periods of 2000 and 1999 are listed below.

	3 Mos. Ended
Increase/(decrease) in Equity	6/30/00	6/30/99
	Millions of Dollars
Currency translation adjustments	$(10.1)	$19.0
Marketable securities:
Holding gain during period—net of tax	0.0	1.6
Loss realized during period—net of tax	0.0	0.5

Total	$(10.1)	$21.1
	6 Mos. Ended
Increase/(decrease) in Equity	6/30/00	6/30/99
	Millions of Dollars
Currency translation adjustments	$(40.3)	$20.6
Marketable securities:
Holding gain (loss) during period—net of tax	(0.6)	2.0
Loss realized during period—net of tax	0.6	2.0

Total	$(40.3)	$24.6

6.  Segment Information

    NSP has four reportable segments: Electric Utility, Gas Utility and two nonregulated subsidiaries, NRG and EMI. Segment information for the second quarter and six month ended periods are as follows:

3 Mos. Ended 6/30/00	Operating Revenues from External Customers	Inter-Segment Revenues	Segment Net Income (Loss)
	(Thousands of dollars)
Electric Utility	$585,938	$189	$34,763
Gas Utility	92,905	874	(3,582)
NRG	473,535	301	37,935
EMI	12,077	0	(924)
All Other	11,671	0	(6,030)
Reconciling Eliminations	0	(1,156)	0

Consolidated Total (a)	$1,176,126	$208	$62,162
3 Mos. Ended 6/30/99	Operating Revenues from External Customers	Inter-Segment Revenues	Segment Net Income (Loss)
	(Thousands of dollars)
Electric Utility	$556,369	$199	$14,129
Gas Utility	70,564	522	(3,590)
NRG	59,610	425	2,341
EMI	10,504	0	(921)
All Other	7,176	0	(469)
Reconciling Eliminations	0	(922)	0

Consolidated Total (a)	$704,223	$224	$11,490
6 Mos. Ended 6/30/00	Operating Revenues from External Customers	Inter-Segment Revenues	Segment Net Income (Loss)
	(Thousands of dollars)
Electric Utility	$1,168,661	$391	$59,284
Gas Utility	302,919	2,085	15,797
NRG	805,906	601	46,682
EMI	18,807	0	(2,884)
All Other	25,982	0	(8,716)
Reconciling Eliminations	0	(2,601)	0

Consolidated Total (a)	$2,322,275	$476	$110,163

6 Mos. Ended 6/30/00	Operating Revenues from External Customers	Inter-Segment Revenues	Segment Net Income (Loss)
	(Thousands of dollars)
Electric Utility	$1,113,022	$402	$49,995
Gas Utility	256,819	1,655	15,276
NRG	97,133	748	1,401
EMI	28,082	0	(2,434)
All Other	14,511	0	(427)
Reconciling Eliminations	0	(2,306)	0

Consolidated Total (a)	$1,509,567	$499	$63,811

(a)
The consolidated total revenue amounts represent the sum of utility and nonregulated amounts.

7.  Short-Term Borrowings

    At June 30, 2000, NSP and its subsidiaries had approximately $732 million of short-term debt outstanding at a weighted average interest rate of 6.18 percent. NSP-Minnesota had $542 million in short-term commercial paper borrowings outstanding at a composite rate of 5.94 percent. NSP's subsidiaries had approximately $190 million of short-term debt outstanding at a weighted average interest rate of 6.88 percent. NSP has regulatory approval for up to $1.5 billion in short-term debt levels.

    As of June 30, 2000, NSP-Minnesota had a $300 million revolving credit facility under a commitment fee arrangement. This facility provides short-term financing in the form of bank loans, letters of credit and support for commercial paper sales. In addition to NSP-Minnesota lines, at June 30, 2000, commercial banks provided credit lines of approximately $518 million to wholly owned subsidiaries of NSP with approximately $190 million in borrowings outstanding, mainly to NRG.

8.  Financial Intruments

    As of June 30, 2000, NRG had seven interest rate swap agreements with notional amounts totaling approximately $880 million. If the swaps had been discontinued on June 30, 2000, NRG would have owed the counter-parties approximately $4.4 million. NRG believes that its exposure to credit risk due to nonperformance by the counter-parties to the hedging contracts is insignificant.

    NRG entered into a swap agreement effectively converting the 7.5 percent fixed rate on $200 million of Senior Notes due 2007 to a variable rate based on the London Interbank Offered Rate. The swap expires on June 1, 2009.

    A second swap effectively converts a $16 million issue of non-recourse variable rate debt into a fixed rate debt. The swap expires on Sept. 30, 2002 and is secured by the Camas Power Boiler assets.

    A third swap converts $177 million of non-recourse variable rate debt into fixed rate debt. The swap expires on Dec. 17, 2014 and is secured by the Crockett Cogeneration assets.

    A fourth swap converts £188 million of non-recourse variable rate debt into fixed rate debt. The swap expires on June 30, 2019 and is secured by the Killingholme assets.

    NRG entered into three additional forward swap agreements to hedge against interest rate risk associated with future corporate bond offerings. The swaps expire on December 31, 2000.

9.  Pro Forma—NRG's Cajun Acquisition

    During March 2000, NRG completed the acquisition of two fossil fueled generating plants from Cajun Electric Power Cooperative, Inc. for approximately $1 billion. The following information summarizes the pro forma results of operations as if the acquisition had occurred as of the beginning of the respective periods in which pro forma information is presented.

	3 Mos. Ended
Actual Results	6/30/00	6/30/99
	$Millions except earnings per share
Utility operating revenues	$679.1	$627.2
Nonregulated operating revenues	497.3	77.3
Net income	62.2	11.5
Available for common	61.1	9.4
Earnings per share	$0.39	$0.06
	3 Mos. Ended
Pro Forma Results	6/30/00	6/30/99
	$Millions except earnings per share
Utility operating revenues	$679.1	$627.2
Nonregulated operating revenues	497.3	172.1
Net income	62.2	12.1
Available for common	61.1	10.0
Earnings per share	$0.39	$0.07
	6 Mos. Ended
Actual Results	6/30/00	6/30/99
	$Millions except earnings per share
Utility operating revenues	$1,472.1	$1,370.3
Nonregulated operating revenues	850.7	139.7
Net income	110.2	63.8
Available for common	108.0	60.6
Earnings per share	$0.69	$0.40
	6 Mos. Ended
Pro Forma Results	6/30/00	6/30/99
	$Millions except earnings per share
Utility operating revenues	$1,472.1	$1,370.3
Nonregulated operating revenues	930.7	313.1
Net income	106.7	60.8
Available for common	104.6	57.6
Earnings per share	$0.67	$0.38

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate", "estimate", "outlook", "expect", "objective", "possible", "potential" and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to:

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

  •
  and the other risk factors listed from time to time by NSP in reports filed with the SEC, including Exhibit 99.01 to this report on Form 10-Q for the quarter ended June 30, 2000.

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

    NSP's earnings per share—diluted (EPS) for the three and six month periods ending June 30, 2000 and 1999 were as follows:

	3 mos. Ended		6 Mos. Ended
Earnings per share:	6/30/00	6/30/99	6/30/00	6/30/99
Regulated	$0.19	$0.05	$0.47	$0.42
Nonregulated	0.20	0.01	0.22	(0.01)
CellNet Write-down	0.00	0.00	0.00	(0.01)

Total	$0.39	$0.06	$0.69	$0.40

Factors Affecting Results of Operations

    In addition to items noted in the 1999 Form 10-K and the Notes to the Financial Statements, the historical and future trends of NSP's operating results are affected by the following factors:

    Conservation program recovery—NSP recorded a charge of $35 million (before tax), or approximately 14 cents per share, in the second quarter of 1999 as a result of a MPUC disallowance of rate recovery of accrued 1998 conservation program incentives. NSP has appealed the MPUC decision to the Minnesota Court of Appeals.

    NSP has had a 4.1 percent conservation rate surcharge in place since 1998, pending resolution of the conservation incentive recovery issue. On July 31, 2000, the MPUC ordered NSP to reduce the surcharge level to 0.68 percent (consistent with current costs to be recovered) and to refund cumulative overcollections of approximately $24 million. This refund does not include the 1998 conservation incentive amounts still under appeal. Although cash flows will be reduced, NSP does not expect any earnings impact from these actions due to accruals previously recorded.

    Estimated Impact of Weather on Regulated Earnings—NSP estimates electric and gas utility sales levels under normal weather conditions and analyzes the approximate effect of variations from historical average temperatures on actual sales levels. The following summarizes the estimated impact of weather on actual utility operating results (in relation to sales under normal weather conditions):

	Increase (Decrease)
Earnings per Share For Periods Ending June 30:	Actual 2000 vs Normal	Actual 1999 vs Normal	Actual 2000 vs 1999
Quarter Ended	$(0.01)	$(0.01)	$0.00
Six Months Ended	$(0.07)	$(0.05)	$(0.02)

    Sales Growth—The following table summarizes NSP's growth in actual electric and gas sales and growth on a weather normalized (W/N) basis for the 3-month and the 6-month periods ended June 30, 2000, as compared with the same periods in 1999. NSP's weather normalization process removes the estimated impact on sales of temperature variations from historical averages.

	3 Mos. Ended		6 Mos. Ended
	Actual	W/N	Actual	W/N
Electric Residential	1.4%	2.6%	1.7%	3.0%
Electric Industrial and Commercial	3.4%	3.8%	4.1%	4.5%
Total Electric Retail	2.9%	3.5%	3.4%	4.1%
Electric Resale	1.0%	NA	2.3%	NA
Firm Gas Sales	10.6%	3.7%	(1.5)%	3.4%

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

    In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment to FASB Statement No. 133." This Statement amends SFAS No. 133 in four areas, normal purchases and sales contracts, definition of interest rate risk, hedging recognized foreign currency denominated assets and liabilities and hedging foreign currency risk and intercompany derivatives.

    NSP plans to adopt both of these standard in 2001, as required. NSP has not yet determined the potential impact of implementing these statements.

Second Quarter 2000 vs. Second Quarter 1999

Utility Operating Results

    Electric revenues for the second quarter of 2000 increased $29.6 million, or 5.3 percent, compared with the second quarter of 1999. The following table summarizes the change in electric revenues for the second quarter.

Millions of dollars	2000 vs. 1999
Retail sales growth (excluding weather impact)	$18.6
Weather impact	(3.3)
Sales for resale	6.3
Lower conservation incentive accruals	(6.3)
1998 Conservation incentive write-off in 1999	32.2
Fuel cost recovery	(19.2)
Other	1.3

Total electric revenue increase	$29.6

    Electric margin equals electric revenue minus electric fuel and purchased power costs. The table below summarizes the change in electric margin for the second quarter.

Millions of dollars	2000 vs. 1999
Retail sales growth (excluding weather impact)	$16.4
Weather impact	(2.7)
Sales for resale	3.3
Unrecovered purchased power & demand costs	(3.6)
Lower conservation incentive accruals	(6.3)
1998 Conservation incentive write-off in 1999	32.2
Other	(0.2)

Total electric margin increase	$39.1

    Gas revenues for the second quarter of 2000 increased $22.3 million, or 31.6 percent, compared with 1999. The following table summarizes the change in gas revenues for the second quarter.

Millions of dollars	2000 vs. 1999
Sales growth (excluding weather impact)	$7.1
Weather impact	1.8
Cost of gas recovery	13.5
Other	(0.1)

Total gas revenue increase	$22.3

    Gas margin equals gas revenue minus the cost of purchased gas. The table below summarizes the change in gas margin for the second quarter.

Millions of dollars	2000 vs. 1999
Sales growth (excluding weather impact)	$2.3
Weather impact	0.9
Other	(0.1)

Total gas margin increase	$3.1

    Other operation, Maintenance and Administrative and general expenses together decreased $1.4 million, or 0.7 percent, compared with the second quarter of 1999.

    Depreciation and amortization expense increased $3.6 million, or 4.1 percent, compared with the second quarter of 1999. The increase is mainly due to increased plant in service.

    Utility interest expense increased $4.8 million for the second quarter of 2000 compared with 1999, primarily due to issuance of $250 million of long-term debt in July 1999 and higher commercial paper balances.

Nonregulated Business Results

    The following table summarizes NSP's nonregulated business results in the aggregate, including consolidated subsidiaries and unconsolidated affiliates.

	3 Mos. Ended
(Thousands of dollars, except EPS)	6/30/00	6/30/99
Operating revenues	$497,283	$77,290
Equity in project earnings	47,688	6,282
Operating and development expenses	(401,501)	(85,946)
Other income (expense)*	(10,334)	2,514

Income before interest & taxes	133,136	140
Interest expense	(83,600)	(17,188)
Income tax (expense) benefit and credits	(18,555)	17,999

Net income	$30,981	$951

Nonregulated earnings per share	$0.20	$0.01

*
Including minority interest in NRG earnings.

    NSP's nonregulated operations include diversified businesses, as described below.

  •
  NRG's primary business is independent power production, commercial and industrial heating and cooling, and energy-related refuse-derived fuel production.

  •
  EMI's primary business is custom energy services and sales.

  •
  Eloigne invests in affordable housing projects.

  •
  Seren Innovations is a communications and data services subsidiary.

    The following table summarizes the earnings contributions of NSP's nonregulated businesses:

	3 Mos. Ended
	6/30/00	6/30/99
NRG	$0.24	$0.02
Seren Innovations	$(0.04)	$(0.01)
Eloigne Company	0.01	0.01
EMI, Inc.	(0.01)	(0.01)
Other	0.00	0.00

Total	$0.20	$0.01

    NRG—NRG's 2000 second quarter earnings increased compared with 1999, as a result of NRG acquisitions completed in the Northeast, South (Cajun), United Kingdom (Killingholme) and favorable weather conditions in the western United States, which favorably affected the earnings of NRG's affiliate, West Coast Power LLC. NSP's earnings in 2000 exclude 4 cents per share of NRG income attributable to minority shareholders after the NRG IPO completed in June 2000.

    Seren—As expected, Seren's expansion of its broadband communications network in St. Cloud, Minn., and initial construction in California resulted in increased losses for the second quarter of 2000.

First Six Months 2000 vs. First Six Months 1999

Utility Operating Results

    Electric revenues for the first six months of 2000 increased $55.6 million, or 5.0 percent, compared with the first six months of 1999. The following table summarizes the change in electric revenues.

Millions of dollars	2000 vs. 1999
Retail sales growth (excluding weather impact)	$38.7
Weather impact	(4.7)
Sales for resale	12.0
Lower conservation incentive accruals	(9.9)
1998 Conservation incentive write-off in 1999	32.2
Fuel cost recovery	(5.8)
Other	(6.9)

Total electric revenue increase	$55.6

    Electric margin equals electric revenue minus electric fuel and purchased power costs. The following table summarizes the change in electric margin for the first six months.

Millions of dollars	2000 vs. 1999
Retail sales growth (excluding weather impact)	$25.0
Weather impact	(3.4)
Sales for resale	11.3
Unrecovered purchased power & demand costs	(5.5)
Lower conservation incentive accruals	(9.9)
1998 Conservation incentive write-off in 1999	32.2
Other	(5.2)

Total electric margin increase	$44.5

    Gas revenues for the first six months of 2000 increased $46.1 million, or 17.9 percent, compared with the first six months of 1999. The table below summarizes the change in gas revenues.

Millions of dollars	2000 vs. 1999
Sales growth (excluding weather impact)	$8.1
Weather impact	(7.3)
Cost of gas recovery	46.6
Other	(1.3)

Total gas revenue increase	$46.1

    Gas margin equals gas revenue minus the cost of purchased gas. The table below summarizes the change in gas margin for the first six months.

Millions of dollars	2000 vs. 1999
Sales growth (excluding weather impact)	$6.6
Weather impact	(3.2)
Other	0.4

Total gas margin increase	$3.8

    Other operation, Maintenance and Administrative and general expenses together increased $18.1 million, or 4.9 percent, compared with the first six months of 1999. The increase is primarily due to $8 million of increased outage costs and a $5 million adjustment recorded last year that lowered 1999 retirement costs.

    Depreciation and amortization expense increased $8.1 million, or 4.6 percent, compared with the first six months of 1999. The increase is mainly due to increased plant in service.

    Utility interest expense increased $13.0 million for the first six months of 2000 compared with 1999, primarily due to the issuance of $250 million of long-term debt in July 1999 and higher commercial paper balances.

Nonregulated Business Results

    The following table summarizes NSP's nonregulated business results in the aggregate, including consolidated subsidiaries and unconsolidated affiliates.

	6 Mos. Ended
(Thousands of dollars, except EPS)	6/30/00	6/30/99
Operating revenues	$850,695	$139,726
Equity in project earnings	37,449	14,312
Operating and development expenses	(692,877)	(164,572)
Other income (expense)*	(9,750)	3,321

Income (loss) before interest & taxes	185,517	(7,213)
Interest expense	(137,585)	(29,329)
Income tax (expense) benefit and credits	(12,850)	35,082

Net income (loss)	$35,082	$(1,460)

Nonregulated earnings (loss) per share	$0.22	$(0.01)

*
Including minority interest in NRG earnings.

    The following table summarizes the earnings contributions of NSP's nonregulated businesses.

	6 Mos. Ended
	6/30/00	6/30/99
NRG	$0.30	$0.01
Seren Innovations	(0.07)	(0.02)
Eloigne Company	0.02	0.02
EMI, Inc.	(0.02)	(0.02)
Other	(0.01)	0.00

Nonregulated	$0.22	$(0.01)
CellNet Write-down	0.00	(0.01)

Total	$0.22	$(0.02)

    NRG—NRG's earnings for the first six months of 2000 increased compared with 1999, as a result of NRG acquisitions completed in the Northeast, South (Cajun), United Kingdom (Killingholme) and favorable weather conditions in the western United States, which favorably affected the earnings of NRG's affiliate, West Coast Power LLC. NSP's earnings in 2000 exclude 4 cents per share of NRG income attributable to minority shareholders after the NRG IPO completed in June 2000.

    Seren—As expected, Seren's expansion of its broadband communications network in St. Cloud, Minn., and initial construction in California resulted in increased losses for the first six months of 2000.

LIQUIDITY AND CAPITAL RESOURCES

    For a discussion of short-term borrowings and Financial Instruments, see Notes 7 and 8 to the Financial Statements.

Common Stock

    In January 2000, stock options for 1,443,009 shares were awarded under NSP's Executive Long-Term Incentive Award Stock Plan (the Long-Term Plan). These options cannot be exercised for approximately twelve months after the award date. Normally, stock options cannot be exercised until approximately twelve months after the date of award (beginning January 1999, one third of the options awarded to officers vest each year for three years). But the merger with NCE represents a "change in control" which makes all unvested stock options fully vested and exercisable on the legal close date of the merger.

    As of June 30, 2000, a total of 4,636,846 options were outstanding, which were considered potentially dilutive common shares for calculating earnings per share.

    During the first six months of 2000, NSP issued 1,557,130 new shares of common stock under the Long-Term Plan (pursuant to the exercise of options and awards granted in prior years), the Dividend Reinvestment and Stock Purchase Plan and the Employee Stock Ownership Plan.

Long-term Debt

    NSP—Minnesota may file a universal debt shelf registration during 2000. The timing and size of the debt shelf registration are dependent on the timing of the pending merger and cash requirements.

    In 1999, NSP—Wisconsin received approval to issue up to $80 million of long-term debt, which is now scheduled to be issued during the last half of 2000. The proceeds will be used primarily to repay short-term debt.

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

NRG IPO

    During the second quarter of 2000, NRG completed an initial public offering of 28,170,000 shares priced at $15 per share. NRG also granted the underwriters an over-allotment option to purchase an additional 4,225,500 shares. In June 2000, the underwriters exercised their option and purchased the additional shares. The net proceeds were approximately $454 million. NSP owns approximately 147,600,000 Class A shares of NRG common stock, or 82 percent of the shares outstanding. NSP has concluded that this offering of NRG stock will not affect NSP's ability to use the pooling of interests method of accounting for its pending merger with NCE. No proceeds of this offering were received by NSP. Approximately $300 million of the proceeds were used to repay NRG's short-term bridge loan from Citicorp USA, Inc., which was scheduled to mature in August 2000 and was used to finance a portion of the acquisition of the Cajun facilities. The remaining net proceeds are expected to be used for general corporate purposes, which may include funding of capital expenditures and potential acquisitions, the development and construction of new facilities and additions to working capital. Funds not immediately required for such purposes may be used to temporarily reduce any outstanding balances under NRG's revolving credit facility.

    A portion of the proceeds was accounted for as a gain on the sale of 18 percent of NSP's ownership in NRG. This gain of $216 million was not recorded in earnings, but consistent with NSP's accounting policy was recorded as an increase in the common stock premium component of stockholders' equity.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

    In the normal course of business, various lawsuits and claims have arisen against NSP. Management, after consultation with legal counsel, has recorded an estimate of the probable cost of settlement or other disposition for such matters.

    On Dec. 11, 1998, a gas explosion in St. Cloud, Minn., killed four people, including two NSP employees, injured approximately 14 people and damaged several buildings. The accident occurred as a crew from Cable Constructors Inc. (CCI) was installing fiber optic cable for Seren. Seren, CCI and Sirti, an architecture/engineering firm retained by Seren, are named as defendants in 10 lawsuits relating to the explosion. NSP is a defendant in eight of the lawsuits. NSP and Seren deny any liability for this accident. On July 11, 2000, the National Transportation Safety Board issued a report, which determined that CCI's inadequate installation procedures and delay in reporting the gas hit were the proximate cause of the accident. NSP has a self-insured retention deductible of $2 million with general liability coverage limits of $185 million. Seren's primary insurance coverage is $1 million and its secondary insurance coverage is $185 million. The ultimate cost to NSP and Seren, if any, is presently unknown.

    In April 1997, a fire damaged several buildings in downtown Grand Forks, N. D., during a flood in the city. On July 23, 1998, the St. Paul Mercury Insurance Co. commenced a lawsuit against NSP for damages in excess of $15 million. The suit was filed in the District Court in Grand Forks County in North Dakota. The insurance company alleges the fire was electrical in origin and that NSP was legally responsible for the fire because it failed to shut off electrical power to downtown Grand Forks during the flood and prior to the fire. Seven additional lawsuits have been filed against NSP by insurance companies which insured businesses damaged by the fire. One additional lawsuit filed by the First National Bank of Grand Forks is in Federal Court. It is NSP's position that it is not legally responsible for this unforeseeable event. NSP has a self-insured retention deductible of $2 million, with general liability insurance coverage limits of $150 million. The ultimate cost to NSP, if any, is unknown at this time. Trial began on Aug. 1, 2000.

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

    The merger has been approved by all the required states, the Federal Energy Regulatory Commission (FERC), the U.S. Justice Department and the Nuclear Regulatory Commission (NRC). The merger is expected to be approved during the third quarter by the SEC and the Federal Communications Commission (FCC).

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

    At June 30, 2000, NSP had deferred approximately $33 million of merger costs, pending the consumation of the business combination and consistent with NSP's filed request for regulatory amortization over future periods

Xcel Summarized Pro Forma Information

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

    The unaudited pro forma balance sheet information at June 30, 2000, assumes the merger had been completed on June 30, 2000. The unaudited pro forma income statement information assumes the merger had been completed on Jan. 1, 2000, the beginning of the earliest period presented.

    These summarized pro forma amounts do not include any of the estimated cost savings expected to result from the merger of NCE and NSP. Such cost savings, net of the costs incurred to achieve such savings and to complete the merger transaction, are subject to regulatory review and approval. However, the pro forma amounts for NSP and NCE each include approximately $33 million of deferred nonrecurring merger costs as of June 30, 2000, mainly those directly attributable to the merger transaction. Assuming the business combination is accounted for as a pooling of interests, these costs will be expensed upon the consummation of the NCE/NSP merger. The pro forma income statement information amounts do not reflect any of these costs. The pro forma balance sheet information has been adjusted to reflect a write off of the deferred costs and a related reduction of retained earnings.

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

	As of June 30, 2000:
Xcel Energy	NSP	NCE	Adjustments	Pro Forma
	$Millions
Utility Plant—Net	$4,468	$6,330	$3,904	$14,702
Current Assets	1,286	937		2,223
Other Assets	6,172	1,101	(3,970)	3,303

Total Assets	$11,926	$8,368	$(66)	$20,228

Common Equity	$2,761	$2,789	(66)	$5,484
Pref. Securities	305	294		599
Long-Term Debt	4,839	2,249		7,088

Tot Capitalization	7,905	5,332	(66)	13,171
Current Liabilities	1,953	1,791		3,744
Other Liabilities	2,068	1,245		3,313

Tot Equity & Liabilities	$11,926	$8,368	$(66)	$20,228

	For the Six Months Ended June 30, 2000:
Xcel Energy	NSP	NCE	Adjustments	Pro Forma
	$Millions except for earnings per share
Revenue	$1,472	$1,816	$921	$4,209
Operating Income	157	367	276	800
Net Income	110	186		296
Available for Common	$108	$186		$294
Earnings per Share—diluted	$0.69	$1.60		$0.87

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

    The unaudited pro forma balance sheet information at June 30, 2000, assumes the merger had been completed on June 30, 2000. The unaudited pro forma income statement information assumes the merger had been completed on Jan.1, 2000, the beginning of the earliest period presented.

    The unaudited summarized pro forma financial information does not necessarily indicate what New NSP Utility Sub's financial position or operating results would have been if the merger had been completed on the assumed completion dates and does not necessarily indicate future operating results of New NSP Utility Sub.

	As of June 30, 2000:
New NSP Utility Sub	NSP	Adjustments	Pro Forma
	$Millions
Utility Plant—Net	$4,468	$(881)	$3,587
Current Assets	1,286	(708)	578
Other Assets	6,172	(5,230)	942

Total Assets	$11,926	$(6,819)	$5,107

Common Equity	$2,761	$(1,684)	$1,077
Pref. Securities	305	(105)	200
Long-Term Debt	4,839	(3,654)	1,185
Total Capitalization	7,905	(5,443)	2,462
Current Liabilities	1,953	(712)	1,241
Other Liabilities	2,068	(664)	1,404

Tot Equity & Liabilities	$11,926	$(6,819)	$5,107

	For the Six Months Ended June 30, 2000:
New NSP Utility Sub	NSP	Adjustments	Pro Forma
	$Millions
Revenue	$1,472	$(124)	$1,348
Operating Income	157	(32)	125
Net Income	110	(53)	57
Available for Common	$108	$(51)	$57

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

The following Exhibits are filed with this report:

2.01	Agreement and Plan of Merger, dated as of March 24, 1999, by and between Northern States Power Company and New Century Energies, Inc. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 1-12907) of New Century Energies, Inc. dated March 24, 1999).
27.01	Financial Data Schedule for the six months ended June 30, 2000.
99.01	Statement pursuant to Private Securities Litigation Reform Act of 1995.
(b)
Reports on Form 8-K

    The following reports on Form 8-K were filed either during the three months ended June 30, 2000, or between June 30, 2000 and the date of this report:

    May 26, 2000 (Filed May 26, 2000)—Item 5. Other Events. Re: Disclosure of impact of Cajun acquisition on NRG's April earnings.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN STATES POWER COMPANY (Registrant)
By:	/s/ ROGER D. SANDEEN
Roger D. Sandeen Vice President and Controller
By:	/s/ JOHN P. MOORE, JR.
John P. Moore, Jr. Vice President and Corporate Secretary

Date: August 10, 2000

QuickLinks

PART 1. FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  RESULTS OF OPERATIONS
  LIQUIDITY AND CAPITAL RESOURCES
Part II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES