Form 10-Q
period 2001-03-31
XCEL ENERGY INC
filed 2001-05-15
CIK 72903

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

or

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarter Ended March 31, 2001	Commission File Number 1-3034

Xcel Energy Inc.
(Exact name of registrant as specified in its charter)

Minnesota (State of other jurisdiction of incorporation or organization)	41-0448030 (I.R.S. Employer Identification No.)
800 Nicollet Mall, Minneapolis, Minnesota (Address of principal executive offices)	55402 (Zip Code)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding, at April 30, 2001
Common Stock, $2.50 par value	343,194,609 shares

PART 1. FINANCIAL INFORMATION

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Thousands of Dollars, except per share data)

	Three Months Ended March 31
	2001	2000
Operating revenues:
Electric utility	$1,547,512	$1,213,236
Gas utility	960,165	485,793
Electric and gas trading	966,891	228,300
Nonregulated and other	732,538	390,727
Equity earnings from investments in affiliates	23,462	13,081

Total operating revenues	4,230,568	2,331,137
Operating expenses:
Electric fuel and purchased power—utility	779,665	495,533
Cost of gas sold and transported—utility	772,052	316,933
Electric and gas trading costs	917,364	223,147
Cost of sales—nonregulated and other	404,187	161,845
Other operating and maintenance expenses—utility	366,792	353,163
Other operating and maintenance expenses—nonregulated	189,195	141,173
Depreciation and amortization	213,310	185,176
Taxes (other than income taxes)	94,748	92,649
Special charges (see Note 2)	—	937

Total operating expenses	3,737,313	1,970,556

Operating income	493,255	360,581
Other income (expense):
Minority interest	(8,652)	(1,798)
Other income—net	16,537	8,817

Total other income (expense)	7,885	7,019
Interest charges and financing costs:
Interest charges—net of amounts capitalized	175,849	139,829
Distributions on redeemable preferred securities of subsidiary trusts	9,700	9,700

Total interest charges and financing costs	185,549	149,529

Income before income taxes	315,591	218,071
Income taxes	106,281	64,740

Net income	209,310	153,331
Dividend requirements and redemption premiums on preferred stock	(1,060)	(1,060)

Earnings available for common shareholders	$208,250	$152,271

Weighted average common shares outstanding:
Basic	340,780	335,858
Diluted	341,472	335,873

Earnings per share—basic and diluted	$0.61	$0.45

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Thousands of Dollars)

	Three Months Ended March 31
	2001	2000
Operating activities:
Net income	$209,310	$153,331
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	226,117	199,154
Nuclear fuel amortization	9,441	9,227
Deferred income taxes	(5,924)	19,831
Amortization of investment tax credits	(3,251)	(3,502)
Allowance for equity funds used during construction	(59)	(1,277)
Undistributed equity in earnings of unconsolidated affiliates	(22,090)	(5,617)
Unrealized gains on energy contracts	(21,210)
Change in accounts receivable	(39,293)	58,441
Change in inventories	(8,250)	57,157
Change in other current assets	78,507	152,551
Change in accounts payable	(354,465)	(155,022)
Change in other current liabilities	68,525	28,647
Change in other assets and liabilities	122,948	25,434

Net cash provided by operating activities	260,306	538,355
Investing activities:
Nonregulated capital expenditures and asset acquisitions	(1,389,493)	(1,780,073)
Utility capital/construction expenditures	(180,874)	(204,909)
Allowance for equity funds used during construction	59	1,277
Investments in external decommissioning fund	(14,426)	(8,927)
Equity investments, loans and deposits for nonregulated projects	(129,399)	(17,542)
Other investments—net	(3,822)	(5,048)

Net cash used in investing activities	(1,717,955)	(2,015,222)
Financing activities:
Short-term borrowings—net	741,001	172,318
Proceeds from issuance of long-term debt	763,572	2,217,410
Repayment of long-term debt, including reacquisition premiums	(300,986)	(716,886)
Proceeds from issuance of common stock	40,366	28,341
Proceeds from the NRG Stock Offering	474,348	—
Dividends paid	(128,873)	(127,585)

Net cash provided by financing activities	1,589,428	1,573,598

Effect of exchange rate changes on cash and cash equivalents	(4,386)	—
Net increase in cash and cash equivalents	127,393	96,731
Cash and cash equivalents at beginning of period	216,491	139,731

Cash and cash equivalents at end of period	$343,884	$236,462

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Thousands of Dollars)

	March 31 2001	Dec. 31 2000
ASSETS
Current assets:
Cash and cash equivalents	$343,884	$216,491
Accounts receivable—net of allowance for bad debts of $54,480 and $41,350, respectively	1,336,298	1,289,724
Accrued unbilled revenues	528,822	683,266
Materials and supplies inventories—at average cost	305,987	286,453
Fuel and gas inventories—at average cost, except underground gas storage at PSCo (LIFO)	182,279	194,380
Recoverable purchased gas and electric energy costs	350,907	283,167
Derivative instruments valuation—at market	269,661	—
Prepayments and other	262,873	174,593

Total current assets	3,580,711	3,128,074

Property, plant and equipment, at cost:
Electric utility plant	15,348,000	15,304,407
Gas utility plant	2,391,006	2,376,868
Nonregulated property and other	6,980,779	5,641,968
Construction work in progress	681,776	622,494

Total property, plant and equipment	25,401,561	23,945,737
Less: accumulated depreciation	(8,931,676)	(8,759,322)
Nuclear fuel—net of accumulated amortization of $977,369 and $967,927, respectively	90,108	86,499

Net property, plant and equipment	16,559,993	15,272,914

Other assets:
Investments in unconsolidated affiliates	1,397,491	1,459,410
Nuclear decommissioning fund and other investments	719,569	732,908
Regulatory assets	485,581	524,261
Derivative instruments valuation—at market	156,296	—
Other	710,911	651,276

Total other assets	3,469,848	3,367,855

Total Assets	$23,610,552	$21,768,843

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$457,848	$603,611
Short-term debt	2,216,073	1,475,072
Accounts payable	1,267,768	1,608,989
Taxes accrued	344,072	236,837
Dividends payable	129,615	128,983
Derivative instruments valuation—at market	250,563	—
Other	578,147	618,316

Total current liabilities	5,244,086	4,671,808

Deferred credits and other liabilities:
Deferred income taxes	1,876,980	1,794,193
Deferred investment tax credits	194,679	198,108
Regulatory liabilities	480,123	494,566
Derivative instruments valuation—at market	41,836	—
Benefit obligations and other	612,374	588,288

Total deferred credits and other liabilities	3,205,992	3,075,155

Minority interest in subsidiaries	534,930	277,335
Capitalization:
Long-term debt	8,168,517	7,583,441
Mandatorily redeemable preferred securities of subsidiary trusts	494,000	494,000
Preferred stockholders' equity	105,320	105,320
Common stockholders' equity—authorized 1,000,000,000 shares of $2.50 par value; outstanding shares: 2001, 342,516,290; 2000, 340,834,147	5,857,707	5,561,784

Commitments and Contingent Liabilities (see Note 5)
Total Liabilities and Equity	$23,610,552	$21,768,843

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
Three Months Ended March 31, 2001 and 2000
(Thousands of Dollars)

	Par Value	Premium	Retained Earnings	Shares Held by ESOP	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at Dec. 31, 1999	$838,193	$2,288,254	$2,253,800	$(11,606)	$(78,421)	$5,290,220

Net income			153,331			153,331
Currency translation adjustments					(33,812)	(33,812)

Comprehensive income for the period						119,519
Dividends declared:
Cumulative preferred stock of Xcel Energy			(1,060)			(1,060)
Common stock			(124,340)			(124,340)
Issuances of common stock—net	4,635	30,943				35,578
Tax benefit from stock options exercised		32				32
Repayment of ESOP loan(a)				1,732		1,732

Balance at March 31, 2000	$842,828	$2,319,229	$2,281,731	$(9,874)	$(112,233)	$5,321,681

Balance at Dec. 31, 2000	$852,085	$2,607,025	$2,284,220	$(24,617)	$(156,929)	$5,561,784

Net income			209,310			209,310
Currency translation adjustments					(62,633)	(62,633)
Cumulative effect of accounting change—SFAS 133					(28,780)	(28,780)
Gains or (losses) on derivatives					23,631	23,631

Comprehensive income for the period						141,528
Dividends declared:
Cumulative preferred stock of Xcel Energy			(1,060)			(1,060)
Common stock			(128,456)			(128,456)
Issuances of common stock—net	3,970	36,396				40,366
Other			(42)			(42)
Gain recognized from NRG stock offering		241,891				241,891
Repayment of ESOP loan(a)				1,696		1,696

Balance at March 31, 2001	$856,055	$2,885,312	$2,363,972	$(22,921)	$(224,711)	$5,857,707

(a)
Did not affect cash flows

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Xcel Energy Inc. and its subsidiaries (collectively, Xcel Energy) as of March 31, 2001, and Dec. 31, 2000, the results of its operations and stockholders' equity for the three months ended March 31, 2001 and 2000, and its cash flows for the three months ended March 31, 2001 and 2000. Due to the seasonality of Xcel Energy's electric and gas sales and variability of nonregulated operations, quarterly and year-to-date results are not necessarily an appropriate base from which to project annual results.

    The accounting policies followed by Xcel Energy are set forth in Note 1 to the consolidated financial statements in Xcel Energy's Annual Report on Form 10-K for the year ended Dec. 31, 2000. The following notes should be read in conjunction with such policies and other disclosures in the Form 10-K.

1. Merger to Create Xcel Energy

    On Aug. 18, 2000, New Century Energies, Inc. (NCE) and Northern States Power Co. (NSP) merged and formed Xcel Energy Inc. Xcel Energy, a Minnesota corporation, is a registered holding company under the Public Utility Holding Company Act (PUHCA). Each share of NCE common stock was exchanged for 1.55 shares of Xcel Energy common stock. NSP shares became Xcel Energy shares on a one-for-one basis. The merger was structured as a tax-free, stock-for-stock exchange for shareholders of both companies (except for fractional shares), and accounted for as a pooling-of-interests. As part of the merger, NSP transferred its existing utility operations that were being conducted directly by NSP at the parent company level to a newly formed subsidiary of Xcel Energy named Northern States Power Company. Amounts reported for periods prior to the merger have been restated for comparability with post-merger results.

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

    Xcel Energy also owns or has an interest in a number of nonregulated businesses, the largest of which is NRG Energy, Inc., a publicly traded competitive power producer. In March 2001, NRG completed a secondary offering which caused Xcel Energy's ownership interest in NRG to decline from approximately 82 percent to approximately 74 percent. Xcel Energy owned 100 percent of NRG until the second quarter 2000, when NRG completed its initial public offering.

    In addition to NRG, Xcel Energy's nonregulated subsidiaries include Seren Innovations, Inc. (broadband telecommunications services), e prime inc. (natural gas marketing and trading), Planergy International, Inc. (energy management, consulting and demand-side management services), Utility Engineering (engineering, construction and design), and Eloigne Company (acquisition of rental housing projects that qualify for low-income housing tax credits). Xcel Energy also reports in its nonregulated activities its interest in Yorkshire Power, a regional electricity company in the United Kingdom. In April 2001, Xcel Energy sold the majority of its investment in Yorkshire Power. For more information, see Note 3 to the Financial Statements.

    Xcel Energy owns the following additional direct subsidiaries, some of which are intermediate holding companies with additional subsidiaries: Xcel Energy Wholesale Group Inc., Xcel Energy Markets Holdings Inc., Xcel Energy International Inc., Xcel Energy Ventures Inc., Xcel Energy Retail Holdings Inc., Xcel Energy Communications Group Inc., Xcel Energy WYCO Inc. and Xcel Energy O&M Services Inc. Xcel Energy and its subsidiaries collectively are referred to as Xcel Energy.

    Consistent with pooling accounting requirements, during 2000, Xcel Energy expensed all merger-related costs as discussed in Note 2. An allocation of merger costs was made to utility operating companies consistent with prior regulatory filings.

2. Special Charges

    Merger Related—Upon consummation of the merger in 2000, Xcel Energy expensed pretax special charges totaling $241 million. In the aggregate, these special charges reduced Xcel Energy's 2000 earnings by 52 cents per share. Of these pretax special charges, $201 million, or 43 cents per share, was recorded during the third quarter of 2000, and $40 million, or 9 cents per share, was recorded during the fourth quarter of 2000.

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

    The transition costs included costs for severance and related expenses associated with staff reductions of 721 employees, 677 of whom were released through April 30, 2001.

    A portion of these special charges was accrued as a liability at Dec. 31, 2000. The following table summarizes the change in the liability for special charges during the first quarter of 2001, in millions of dollars.

	Dec. 31, 2000 Liability*	Accrual Adjustments Expensed	Payments Against Liability	March 31, 2001 Liability*
Employee separation and other related costs	$48	—	$(9)	$39
Regulatory transition costs	5	—	—	5
Other transition and integration costs	2	—	(2)	—

Total accrued merger costs	$55	—	$(11)	$44

*
Reported on the balance sheet in other current liabilities.

    Other—In the first quarter of 2000, Xcel Energy wrote off its remaining investment in the common stock of CellNet Data Systems, Inc. of $0.9 million.

3. Business Developments

    NRG Acquisitions—In January 2001, NRG purchased a 5,633-megawatt portfolio of operating projects and projects in construction and advanced development that are located primarily in the north central and south central United States from LS Power LLC, for approximately $777 million, subject to purchase price adjustments. Approximately 1,697 megawatts are currently in operation or under construction, and NRG expects that an additional $1.9 billion will be required to complete construction of the projects currently under construction or about to commence construction. Each facility employs natural gas-fired, combined cycle technology. Through 2005, NRG also has the opportunity to acquire ownership interests in an additional 3,000 megawatts of generation projects developed and offered for sale by LS Power and its partners.

    During March 2001, NRG increased its ownership interest in Penobscot Energy Recovery Company (PERC) from 26.1 percent to 59 percent for an acquisition cost of $17.5 million. The increased ownership percentage required NRG to consolidate the operations of PERC as a consolidated entity. Also during March 2001, NRG Energy sold its 16.25 percent investment in Maine Energy Recovery Company (MERC) for approximately $8.0 million, a loss of approximately $2.2 million (before income taxes) was recognized upon completion of the sale.

    In March 2001, NRG purchased the remaining 430 megawatts (or a 51.4-percent interest) in an 837-megawatt gas-fired combined cycle power plant located in Batesville, Miss., for $64 million. NRG had acquired a 48.6-percent interest in the plant in January 2001 as part of the LS Power acquisition.

    In April 2001, NRG agreed to acquire PowerGen's interest in three energy businesses—Saale Energie GmbH (SEG), MIBRAG mbH and Csepel I and II for approximately $190 million.

  •
  By acquiring PowerGen's interest in SEG, NRG is increasing its ownership of the Schkopau power station from 200 to 400 megawatts. Schkopau is a 960-megawatt lignite-fueled mid-merit power station commissioned in 1996 and located in Germany. It obtains lignite under a long-term contract from MIBRAG's Profen mine.

    NRG is also acquiring PowerGen's interest in MIBRAG, an integrated energy business in eastern Germany, increasing its ownership from 33.3 percent to 66.7 percent. However, NRG has granted an option to MIBRAG's other shareholder, the Washington Group International, Inc. to acquire 16.7 percent of NRG Energy's interest, bringing each partner's share to 50 percent.

  •
  NRG is also acquiring 100 percent of the Csepel power generation facilities in Budapest, Hungary. These power generation facilities, Csepel I, a 116-megawatt thermal plant, and Csepel II, a 389-megawatt gas turbine power station. Csepel II reached commercial operation in November 2000 and is the primary facility. The acquisition is subject to Hungarian regulatory approval.

    During May 2001, NRG purchased a 640-megawatt, simple-cycle plant, which uses natural gas and has dual-fuel capability for approximately $325 million, subject to purchase price adjustments. The

Audrain project is currently under construction in Missouri and is expected to enter commercial operation in June 2001. NRG expects to close the acquisition during the second quarter of 2001.

    In May 2001, NRG signed an asset purchase agreement with Duke Energy North America for its 77 percent interest in the McClain Energy Generating Facility, a 500-megawatt summer-rated combined cycle, natural gas-fired facility. The Oklahoma Municipal Power Authority owns the remaining 23 percent interest. The merchant generation facility is in the final stages of construction on a greenfield site in Newcastle, Okla. Construction of the facility began in March 2000, with commercial operations scheduled to commence this summer to meet peak summer demand. NRG will operate the McClain facility.

    Yorkshire Power Sale—In April 2001, Xcel Energy sold the majority of its investment in Yorkshire Power to Innogy Holdings plc. Xcel Energy will retain an interest of approximately 5 percent in Yorkshire Power to comply with pooling-of-interests accounting requirements associated with the merger of NSP and NCE in 2000. Xcel Energy received approximately $366 million for the sale, which approximated the book value of Xcel Energy's investment. Xcel Energy used the proceeds of the sale to pay down short-term debt and eliminate the need for an equity issuance planned for the second half of 2001.

    Wind Power—In April 2001, Xcel Energy selected a developer to add more wind-generated electricity to its portfolio. Chanarambie Power Partners, LLC, will build wind turbines in southwestern Minnesota to add another 80 megawatts of wind power. Completion of the project will mean that Xcel Energy has fulfilled a 1994 Minnesota legislative requirement to develop 425 megawatts of Minnesota wind energy relating to the authorization to store spent nuclear fuel in dry casks outside the Prairie Island nuclear plant. Xcel Energy is also developing additional wind power projects in Texas, Wyoming, Colorado and New Mexico. By the end of 2001, Xcel Energy expects to have more than 600 megawatts of total wind power capacity online.

4. Restructuring and Regulation

    Restructuring legislation has been enacted in Texas and New Mexico. Recent developments include a five-year delay in the implementation date for New Mexico and legislation introduced in Texas and Oklahoma to delay the implementation of electric utility restructuring for the SPS system. Regulatory filings before the Public Utility Commission of Texas (PUCT), the New Mexico Public Regulation Commission (NMPRC) and the Federal Energy Regulatory Commission (FERC) are on hold pending final legislative action.

    Due to expected restructuring impacts, SPS discontinued regulatory accounting under SFAS 71 for the generation portion of its business during the second quarter of 2000. SPS' transmission and distribution business continues to meet the requirements of SFAS 71, as that business is expected to remain regulated.

    New Mexico Restructuring—In April 1999, New Mexico enacted the Electric Utility Restructuring Act of 1999, which provides for customer choice. In March 2001, the Governor of New Mexico signed into law a five-year delay in the implementation of customer choice. Customer choice is expected to be available in 2007. SPS must submit its transition plan for NMPRC approval by January 2005. By January 2006, SPS must separate its utility operations into at least two entities: energy generation and competitive services, and transmission and distribution utility services, either by the creation of separate affiliates that may be owned by a common holding company or by the sale of assets to one or more third parties. A regulated company, in general, is prohibited from providing unregulated services.

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

    SPS Texas Retail Fuel Factor and Fuel Surcharge Application—SPS has filed an application with the PUCT to increase its fixed fuel factor and to surcharge past fuel cost under-recoveries. Intervenors in the proceeding are protesting SPS' application and are claiming SPS should be crediting revenues from wholesale firm sales to Texas retail eligible fuel expenses. Hearings are scheduled for May 2001 and a final decision is expected by June 2001. SPS opposes the revenue treatment suggested by the intervenors. The final outcome or impact of the wholesale firm sales on Xcel Energy's earnings will not be known until later in 2001.

    NSP-Wisconsin Electric Rate Request—On May 11, 2001, NSP-Wisconsin filed an application with the Public Service Commission of Wisconsin (PSCW) requesting an emergency increase in Wisconsin retail electric rates due to significant increases in power supply costs. This increase is necessary to recover fuel and purchased power costs from wholesale suppliers whose commodities are priced at unregulated market prices. In addition, rising gas prices and the potential volatility of wholesale electric prices have combined to increase the cost of power supply. NSP-Wisconsin is requesting a surcharge to be implemented July 1, 2001. If approved, this rate request would increase NSP-Wisconsin's electric revenue by approximately $6.4 million for 2001.

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

    The circumstances set forth in Notes 14 and 15 to Xcel Energy's financial statements in Xcel Energy's annual report on Form 10-K for the year ended Dec. 31, 2000, appropriately represent, in all material respects, the current status of commitments and contingent liabilities, including those regarding public liability for claims resulting from any nuclear incident, except as for the following updated developments.

    Cheyenne Purchased Power Costs—Cheyenne is experiencing significant increases in energy costs and is working with regulators to obtain rate recovery. For the past 37 years, Cheyenne has purchased all energy requirements from PacifiCorp. Cheyenne's four-year full-requirements power purchase agreement with PacifiCorp expired on February 24, 2001. During 2000, as contract details for a new agreement were being finalized, energy supply conditions and market prices in the western United States dramatically changed. Cheyenne was unable to execute a new agreement with PacifiCorp for the prices and terms it had been negotiating. In the interim, PSCo is currently providing the major portion of Cheyenne's load with its wholesale energy supply under a FERC market-based tariff although the rates under this agreement have not yet been approved by the FERC.

    On March 15, 2001, Cheyenne filed an application with the Wyoming Public Service Commission (WPSC) requesting approval to increase its retail electric service rates by an annualized amount of $36 million and to provide for the deferral and recovery of approximately $61 million of increased power costs though 2006. The increase to rates under the electric cost adjustment (ECA) mechanism was requested to be effective April 15, 2001. Historically, all electric energy costs have been recovered from customers under the ECA with annual rate adjustments designed to recover 100 percent of incurred costs. The WPSC opened an investigation into the proposed rate increase, suspended the effective date of the proposed rate increase and scheduled hearings on this proceeding to begin later in May 2001. As a result of the significant increase in electric energy costs since late February 2001, Cheyenne under recovered its costs under its ECA. As of March 31, 2001, approximately $9 million of costs have been deferred in anticipation of future rate recovery. The ultimate recoverability of these deferred costs is dependent on the results of the regulatory review processes, discussed below, which are expected to occur later in 2001.

    On May 11, 2001, Cheyenne entered into a Stipulation Agreement with certain intervenors in connection with this ECA proceeding, which if approved by the WPSC, would serve to mitigate the impact of rising electric rates on Cheyenne's customers. The Stipulation, among other things, provides for 1) an ECA rate structure with a fixed energy supply cost for Cheyenne's customers through 2003 (an estimated combined capacity and energy rate of approximately $54/MWH); 2) the continuation of the ECA with certain modifications, including amortization through December 2005 of unrecovered costs during 2001 up to the agreed upon fixed supply rates; and 3) an agreement that Cheyenne's energy supply needs will be provided, in part, by PSCo in accordance with wholesale tariffs approved by FERC. The estimated retail rate increases under the Stipulation would recover an additional $18 million (in comparison to current rate levels) through the remainder of 2001 and $28 million for each of the years 2002 and 2003. In 2004 and 2005, Cheyenne will return to requesting recovery of its actual costs incurred plus the outstanding balance of any deferrals from earlier years.

    Cheyenne has contracted to acquire certain energy supply resources, in addition to its contract with PSCo, to meet its longer-term needs and is now projecting to be able to obtain its energy supply at rates consistent with the Stipulation for the period through 2005. However, actual costs in the future may change. It is uncertain whether the Stipulation will be approved or modified by the WPSC. Additionally, the outcome of the scheduled hearings can not be determined at this time and the FERC has not yet approved the contractual arrangements currently contemplated between PSCo and Cheyenne. Accordingly, the ultimate resolution and the potential earnings impact, if any, of this matter, can not be determined at this time.

    French Island—NSP-Wisconsin's French Island plant generates electricity by burning a mixture of wood waste and refuse derived fuel. The fuel is derived from municipal solid waste furnished under a contract with LaCrosse County, Wisconsin. In 1997, the EPA found that the French Island plant was a "small municipal waste combustor" and therefore not subject to EPA regulations applicable to large combustors. In October 2000, the EPA reversed its decision and found that the plant was subject to the large combustor regulations. Those regulations became effective on Dec. 19, 2000. NSP-Wisconsin did not have adequate time to install the emission controls necessary to come into compliance with the large combustor regulations by the compliance date. As a result, on March 29, 2001, the EPA issued a finding of violation to the company. On April 2, 2001, a conservation group sent NSP-Wisconsin a notice of intent to sue under the citizen suit provisions of the Clean Air Act. In addition, the state of Wisconsin has alleged that the French Island plant has violated an emission limit contained in its state emission permit. NSP-Wisconsin is engaged in negotiations with La Crosse County regarding the effect of these issues on the contract for delivery of waste to the French Island plant. It is also attempting to work with the EPA, the state, and the conservation group to resolve the environmental compliance issues related to the facility. Resolution of these issues, whether through litigation or settlement, may require changes in the French Island plant's operations, the installation of control equipment and/or the payment of penalties.

    Conservation Incentive Recovery—In June 1999, the Minnesota Public Utilities Commission (MPUC) denied NSP-Minnesota recovery of 1998 lost margins, load management discounts and incentives associated with state-mandated programs for electric energy conservation. Xcel Energy recorded a $35 million charge in 1999, which reduced earnings by 7 cents per share, based on this action. NSP-Minnesota appealed the MPUC decision and in December 2000, the Minnesota Court of Appeals reversed the MPUC decision.

    In January 2001, the MPUC appealed the lower court decision to the Minnesota Supreme Court. On Feb. 23, 2001, the Minnesota Supreme Court declined to hear the MPUC's appeal. As of March 31, 2001, NSP-Minnesota had recorded a liability of approximately $41 million, including carrying charges, for potential refunds to customers, pending the resolution of this matter. NSP-Minnesota is awaiting an order from the MPUC regarding the implementation of the appeals court decision before adjusting any liabilities recorded for this matter.

    Postemployment Benefits—PSCo adopted accrual accounting for postemployment benefits under SFAS No. 112—"Employers Accounting for Postemployment Benefits" in 1994. The costs of these benefits were historically recorded on a pay-as-you go basis and, accordingly, PSCo recorded regulatory assets in anticipation of obtaining future rate recovery of these costs. PSCo recovered its FERC jurisdictional portion of these costs. PSCo requested approval to recover its Colorado retail natural gas jurisdictional portion in a 1996 retail rate case and its retail electric jurisdictional portion in the electric earnings test filing for 1997. In the 1996 rate case, the CPUC allowed recovery of postemployment benefit costs on an accrual basis, but denied PSCo's request to amortize the regulatory asset. PSCo appealed this decision to the Denver District Court. In 1998, the CPUC deferred the final determination of the regulatory treatment of the electric jurisdictional costs pending the outcome of PSCo's appeals on the natural gas rate case. On Dec. 16, 1999, the Denver District Court affirmed the decision by the CPUC. On Jan. 31, 2000, PSCo filed a Notice of Appeal with the Colorado Supreme Court and in February 2001 presented oral arguments. A final decision on this matter is expected during 2001. PSCo continues to believe that it will ultimately be allowed to recover this regulatory asset. If PSCo is unsuccessful in its appeal, the unrecoverable portion of deferral amounts totaling approximately $23 million will be written off.

    California Power Market—NRG's California generation assets consist primarily of interests in the Crockett and Mt. Poso facilities and a 50 percent interest in West Coast Power LLC. Through the California Power Exchange (PX) and the California Independent System Operator (ISO), the West

Coast Power facilities sell power to Pacific Gas and Electric Company (PG&E), Southern California Edison Company (SCE) and San Diego Gas and Electric Company (SDG&E), the three major California investor owned utilities. Crockett, Mt. Poso and certain of NRG Energy's other California facilities also sell directly to PG&E and SCE. The liquidity crisis faced by both PG&E and SCE, as a result of tight electricity supplies, rising wholesale electric prices and caps on the rates that PG&E and SCE may charge their retail customers, has caused both PG&E and SCE to partially suspend payments to the California PX and the California ISO. On April 6, 2001, PG&E filed for Chapter 11 bankruptcy in the U.S. Bankruptcy Court for the Northern District of California.

    In March 2001, certain affiliates of West Coast Power entered into a four year contract with the California Department of Water Resources (CDWR) pursuant to which the affiliates have agreed to sell up to 1,000 megawatts to CDWR for the remainder of 2001 and up to 2,300 megawatts from Jan. 1, 2002 through Dec. 31, 2004.

    NRG's share of the total amounts owed to all of its California affiliates by the California PX, the California ISO, and the three major California utilities was approximately $217 million as of March 31, 2001. This amount consists of NRG Energy's share of total accounts receivable of approximately $344 million less approximately $127 million of reserves for credit issues and contingent revenues. Of the total accounts receivable amount, approximately $305 million of represents NRG's share of the receivables from the California ISO/PX at the end of March 2001. In addition to the amounts due from the California ISO/PX, NRG's affiliates have approximately $39 million of direct exposure to Pacific Gas and Electric. NRG believes that the amounts that have been recorded as accounts receivable will ultimately be collected in full; however, if some form of financial relief or support is not provided to PG&E and SCE, the collectibility of these receivables will become more questionable in terms of both timing and amount. With respect to disputed revenues, these amounts relate to billing disputes arising in the ordinary course of business and to disputes that have arisen as a result of the California ISO imposing various revenue caps on the wholesale price of electricity. None of the disputed revenues will be recorded until after the particular issue that caused them to be excluded from the financial statements is resolved. Since the date of the PG&E bankruptcy filing, PG&E is paying Crockett and Mt. Poso on a current basis.

    The FERC has jurisdiction over sales for resale of electricity in the California wholesale power markets. In March 2001, FERC issued orders that presumptively approved prices up to $273/MWh during January 2001 and $430/MWh during February 2001. The orders direct electricity suppliers to either refund a portion of their January and February sales or justify prices charged above these approved prices. The orders, if finalized, could require West Coast Power to refund approximately $45 million in revenues from January and February, of which NRG's share would be approximately $22.5 million. Dynegy Power Marketing, Inc., as the power marketer for West Coast Power, has submitted notice of its intent to submit information justifying each component of the prices charged.

    Various legislative, regulatory and legal remedies to the liquidity crisis faced by PG&E and SCE have been implemented or are being pursued. Assembly Bill 1X, which authorizes the CDWR to enter into contracts for the purchase of electric power through Jan. 1, 2003 and to issue revenue bonds to fund such purchases, was signed into law by the Governor of California on Feb. 1, 2001. On May 11, 2001, the governor of California, signed SB31X, a bill authorizing the issuance of $13.4 billion in revenue bonds to pay for power for customers of the state's three investor owned utilities. The bonds will repay the state's general fund for $6.7 billion authorized for power purchases since January and will finance future electricity purchases. Additionally, on March 27, 2001, the California Public Utilities Commission (PUC) approved an approximately 40 percent increase in the energy component of the retail electric rates paid by certain California ratepayers. This increase is in addition to the 9 percent increase approved in January and a 10 percent increase expected to take effect next year. The California PUC also ordered the utilities to pay qualifying facilities for power delivered on a go-forward basis. However, the order did not address repayment of amounts owed for past deliveries.

    The delayed collection of receivables owed to West Coast Power resulted in a covenant default under its credit agreement. West Coast Power is working with its lenders to secure their agreement to forebear exercising their remedies under the credit agreement with respect to such covenant default. Crockett Cogeneration, a majority owned affiliate of NRG Energy was notified of its being in technical default under its loan agreement. As a result, NRG has reclassified the long-term portion of the Crockett debt to current from long term. Defaults under the Crockett and West Coast Power credit agreements do not trigger defaults under any of NRG's corporate-level financing facilities.

6. Short-Term Borrowings and Financial Instruments

    At March 31, 2001, Xcel Energy and its subsidiaries had approximately $2.2 billion of short-term debt outstanding at a weighted average interest rate of 5.93 percent.

    As of March 31, 2001, NRG currently had one foreign currency swap outstanding, hedging $9.2 million of expected cash flows from the Killingholme project. The swap expires July 31, 2001. Had this contract been terminated on March 31, 2001, NRG would have received $0.2 million from the counterparty.

    NRG had 11 interest rate swap agreements outstanding at March 31, 2001, with a total notional amount of approximately $918 million. Four of the swaps convert project financing from variable rate to fixed rate debt, while the remaining seven locked in Treasury rates for a corporate bond issuance. If the swaps were terminated at March 31, 2001, NRG would have had to pay the counterparties approximately $36 million. These swaps are described below.

  •
  A swap effectively converts a $16 million issue of non-recourse variable rate debt into fixed rate debt. The swap expires in September 2002 and is secured by the Camas Power Boiler assets.

  •
  A swap converts $177 million of non-recourse variable rate debt into fixed rate debt. The swap expires in December 2014 and is secured by the Crockett Cogeneration assets.

  •
  A swap converts notional amount of GBP 188 million or approximately $271 million USD of non-recourse variable rate debt into fixed rate debt. The swap expires in June 2019 and is secured by the Killingholme assets.

  •
  A swap converts variable rate debt to fixed rate debt. The notional amount is the equivalent of approximately $54 million as of March 31, 2001. The swap expires in September 2012 and is secured by the Flinders Power assets.

  •
  The remaining seven swap agreements are forward swaps in the notional amount of $400 million. The swaps provided a partial hedge for NRG's corporate debt issue. NRG locked in a blended rate of 5.91 percent. The forward swap agreements settled in April 2001 in conjunction with the corporate debt issue pricing.

7. Segment Information

    Xcel Energy has the following reportable segments: Electric Utility, Gas Utility and three of its nonregulated energy businesses, NRG, Xcel Energy International and e prime.

Three months ended March 31, 2001

	Electric Utility	Gas Utility	NRG	Xcel Energy International	e prime	All Other	Reconciling Eliminations	Consolidated Total
	(Thousands of dollars)
Operating revenues from external customers	$1,873,267	$959,446	$622,970	—	$640,860	$109,567	—	$4,206,110
Intersegment revenues	277	2,574	646	—	54,064	9,323	(65,888)	996
Equity in earnings (losses) of unconsolidated affiliates	—	—	18,904	2,659	321	1,578	—	23,462

Total revenues	$1,873,544	$962,020	$642,520	$2,659	$695,245	$120,468	$(65,888)	$4,230,568

Segment net income (loss)	$130,913	$49,044	$35,178	$492	$86	$(999)	$(5,404)	$209,310

Three months ended March 31, 2000

	Electric Utility	Gas Utility	NRG	Xcel Energy International	e prime	All Other	Reconciling Eliminations	Consolidated Total
	(Thousands of dollars)
Operating revenues from external customers	$1,257,794	$485,727	$330,877	—	$200,412	$42,922	—	$2,317,732
Intersegment revenues	258	66	301	—	977	11,489	(12,767)	324
Equity in earnings (losses) of unconsolidated affiliates	—	—	(9,644)	22,727	272	(274)	—	13,081

Total revenues	$1,258,052	$485,793	$321,534	$22,727	$201,661	$54,137	$(12,767)	$2,331,137

Segment net income (loss)	$85,013	$43,494	$8,746	$22,084	$(910)	$(1,078)	$(4,018)	$153,331

8. Adoption of Statement of Financial Accounting Standards (SFAS) No. 133

   On Jan. 1, 2001, Xcel Energy adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activity," as amended. This statement requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the derivative instrument's fair value must be recognized currently in earnings unless specific accounting criteria are met or specific exclusions are applicable. Accounting for qualifying hedges within the terms of SFAS 133 allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement, to the extent effective. SFAS 133 requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

    SFAS 133 applies to Xcel Energy's energy and energy related commodities financial instruments, long-term power sales contracts and long-term gas purchase contracts used to mitigate variability in earnings due to fluctuations in spot market prices, hedge fuel requirements at generation facilities and protect investment in fuel inventories. SFAS No. 133 also applies to various interest rate swaps used to mitigate the risks associated with movements in interest rates and foreign exchange contracts to reduce the effect of fluctuating foreign currencies on foreign denominated investments and other transactions.

    Xcel Energy conducts energy acquisition, wholesale sales and trading activities through its utility and non-regulated operations. The primary objective of Xcel Energy's energy acquisition and trading operations is to maximize asset value while simultaneously minimizing pricing and credit risks. These activities are subject to SFAS 133 as they typically meet the definition of derivative instruments. For the company's regulated utility customers, Xcel Energy acquires electric capacity and energy as well as natural gas supplies. Included in this operation are certain wholesale trading activities to optimize asset utilization. Xcel Energy is exposed to some level of market and credit risk under its obligation to manage its retail electric distribution and natural gas needs. Xcel Energy enters into derivative instruments to hedge fuel requirements, inventories, excess generation capacity, and purchase power contracts. The unregulated activities are conducted primarily by NRG and e prime, two unregulated subsidiaries of Xcel Energy. As with the utility operations, derivative instruments are entered into which seek to optimize asset utilization, market inventories, minimize price and credit risks, and market and hedge existing supplies and purchases.

    Xcel Energy formally documents its hedge relationships, including the identification of the hedging instrument and the hedged transaction, as well as the risk management objectives and strategies for undertaking the hedged transaction. Derivatives are recorded in the balance sheet at fair value. Xcel Energy also formally assesses both at inception and at least quarterly thereafter, whether the derivative instruments being used are highly effective in offsetting changes in either the fair value or cash flows of the hedged items.

    For fair value hedges, both the effective and ineffective portion of the changes in the fair value of the derivative instrument, along with the gain or loss on the hedged item are required to be recorded currently in earnings and reported in the income statement. The effective portion of the changes in fair value of a derivative instrument that is designated as a cash flow hedge is reported in other comprehensive income. When the hedged item is realized, the gain or loss included in other comprehensive income is reported in the income statement. Additionally, both the fair value changes excluded from the effectiveness assessment, the time value component of options, and the ineffective portion of the changes in fair value of the derivative instruments used as cash flow hedges are recorded in the income statement.

    The adoption of SFAS 133 on Jan. 1, 2001, resulted in an earnings impact of less than $1 million, which is not being reported separately as a cumulative effect of accounting change due to immateriality. In addition, upon adoption of SFAS 133 Xcel Energy recorded a net transition loss of approximately $29 million recorded in other comprehensive income. The impact to other comprehensive income is related to existing cash flow hedges during increasing price conditions.

    Xcel Energy's earnings for the first quarter of 2001 were increased by approximately $10 million (net of minority interest and after tax), or 3 cents per share, primarily at NRG, due to the mark-to-market impacts of SFAS 133 on the valuation of derivative instruments. During the first quarter of 2001, Xcel recorded an after-tax gain of approximately $29.5 million. This gain related to changes in fair values of the derivatives accounted for as hedges recorded on Jan. 1, 2001 and new hedges recorded during the period. Also during the first quarter of 2001, Xcel reclassified from other comprehensive income into earnings $5.9 million of accumulated net derivative gains. The cumulative balance in other comprehensive income relating to SFAS 133 valuation adjustments as of March 31, 2001, was a loss of approximately $5 million.

    The components of SFAS 133 impacts on Xcel Energy's income statement for the first quarter of 2001 are detailed in the following table (in $millions).

Valuation Gain/(loss)
Equity earnings from investment in affiliates	$(1.9)
Electric fuel and purchased power—utility	1.1
Cost of goods sold—nonregulated and other	20.7
Other income (deductions)	1.3

Total impact before minority interest and income tax	$21.2

    Interest rates—To manage interest rate risk, Xcel Energy (primarily at NRG) has entered into interest rate swaps that effectively fix the interest payments of certain floating rate debt instruments. Interest rate swap agreements are accounted for as cash flow hedges. The effective portion of the cumulative gain or loss on the derivative instrument is reported as a component of other comprehensive income in shareholders' equity and recognized into earnings as the underlying interest payments are made. No ineffectiveness was recognized on interest rate cash flow hedges during the first quarter of 2001. Xcel Energy expects to reclassify into earnings in interest expense during the next twelve months net losses from other comprehensive income of approximately $0.9 million.

    Foreign currency exchange rates—To preserve the U.S. dollar value of projected foreign currency cash flows, NRG may hedge, or protect, those cash flows if appropriate foreign hedging instruments are available. During the first quarter of 2001, NRG had various foreign currency exchange contracts not designated as accounting hedges but as natural hedges. Accordingly, the changes in fair value of these derivatives are reported in other income (deductions) in the income statement.

    Energy and energy related commodities—Xcel Energy is exposed to commodity price variability and credit risk in its generation, retail distribution and energy trading operations. In order to manage these commodity price risks, Xcel Energy enters into financial instruments, which may take the form of fixed price, floating price or indexed sales or purchases, and options, such as puts, calls, basis transactions and swaps.

    Derivatives designated to be hedges by Xcel Energy are accounted for as cash flow hedges. The effective portion of the cumulative gain or loss on the derivative instrument is reported as a component of other comprehensive income in shareholders' equity and recognized into earnings in the same period or periods during which the hedged transaction affects earnings i.e., when electricity is generated, fuel is consumed etc.

    At March 31, 2001, Xcel Energy had various commodity related contracts extending through December 2003 and several fixed-price gas purchase contracts extending through 2005 to 2018. Xcel Energy expects to reclassify into earnings during the next twelve months net gains from other comprehensive income of approximately $19.5 million.

    For the quarter ending March 31, 2001, $0.3 million of net gains related to cash flow hedge ineffectiveness and $1.4 million related to derivative instruments gains excluded from the assessment of effectiveness were recorded in the income statement. Two cash flow hedges were discontinued during the period because the hedged transactions were no longer probable. The amount transferred out of other comprehensive income for these hedges was $0.02 million.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Xcel Energy Inc.:

    We have reviewed the accompanying consolidated balance sheet of Xcel Energy Inc. (a Minnesota corporation) and subsidiaries as of March 31, 2001, and the related consolidated statements of income, stockholders' equity and cash flows for the three-month period ended March 31, 2001. These financial statements are the responsibility of the Company's management. We did not review the interim financial statements of NRG Energy, Inc., whose total assets and revenues constitute 32 percent and 15 percent, respectively, of the related consolidated totals but were furnished with the report of other accountants of their review of those statements.

    We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

    Based on our review and report of other accountants, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

    We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of Xcel Energy Inc. and subsidiaries as of December 31, 2000 (not presented herein), and, in our report dated March 2, 2001, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

ARTHUR ANDERSEN LLP

Minneapolis, Minnesota
May 14, 2001

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

    Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate," "estimate," "expect," "objective," "outlook," "projected," "possible," "potential" and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to:

  •
  general economic conditions, including their impact on capital expenditures and the ability of Xcel Energy and its subsidiaries to obtain financing on favorable terms;

  •
  business conditions in the energy industry;

  •
  competitive factors, including the extent and timing of the entry of additional competition in the markets served by Xcel Energy and its subsidiaries;

  •
  unusual weather;

  •
  state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures, and affect the speed and degree to which competition enters the electric and gas markets;

  •
  the higher risk associated with Xcel Energy's nonregulated businesses compared with its regulated businesses;

  •
  currency translation and transaction adjustments;

  •
  risks associated with the California power market; and

  •
  the other risk factors listed from time to time by Xcel Energy in reports filed with the Securities and Exchange Commission (SEC), including Exhibit 99.01 to this report on Form 10-Q for the quarter ended March 31, 2001.

RESULTS OF OPERATIONS

Earnings per Share Summary—First Quarter 2001 vs. First Quarter 2000

    Xcel Energy's earnings per share were $0.61 for the first quarter of 2001, compared with $0.45 for the first quarter of 2000. The following table details the earnings per share contribution of Xcel Energy's regulated and nonregulated businesses.

	Three months ended:
Earnings per share (EPS)
	3/31/01	3/31/00
Total regulated EPS	0.56	0.39
Nonregulated EPS	0.05	0.06

Total Xcel Energy EPS	$0.61	$0.45

Nonregulated Results

    The following table summarizes the earnings contributions of Xcel Energy's nonregulated businesses:

	Three months ended:
Earnings per share (EPS)
	3/31/01	3/31/00
NRG Energy Inc.	$0. 08	$0.03
Yorkshire Power	0.01	0.07
Seren International Inc.	(0.02)	(0.01)
Planergy International	0.00	(0.01)
Financing costs and preferred dividends	(0.04)	(0.01)
Other	0.02	(0.01)

Total nonregulated EPS	$0.05	$0.06

    NRG—NRG's earnings for the first quarter of 2001 benefited from increased electric revenues resulting from recently acquired generation assets. NRG's earnings were also influenced by increased demand for electricity in the northeast and western United States, market dynamics, strong performance from existing assets, higher market prices for electricity and mark-to-market gains due to valuation adjustments to derivative instruments as required under SFAS 133.

    The NRG earnings for the first quarter of 2001 in this report exclude earnings of approximately $6.6 million, or 2 cents per share, related to minority shareholder interests.

    Yorkshire Power—Equity earnings from Yorkshire Power declined for the first quarter 2001, primarily due to Xcel Energy's agreement to sell nearly all of its interest in Yorkshire Power in the first quarter of 2001. During February 2001, Xcel Energy reached an agreement to sell at a fixed price all of its investment in Yorkshire Power, except for an interest of approximately 5 percent. As a result of this sales agreement, Xcel Energy did not record any equity earnings from Yorkshire Power after January 2001. In April 2001, Xcel Energy closed the sale of Yorkshire Power. In addition, during the first quarter of 2000, Yorkshire Power changed its depreciation method, which increased Xcel Energy's equity earnings by approximately $6.5 million, or approximately 2 cents per share. For more information on the Yorkshire Power sale, see Note 3 to the Financial Statements.

    Seren—As expected, Seren's construction of its broadband communications network in Minnesota and California resulted in higher losses for the first quarter of 2001. Seren is constructing a combination cable television, telephone and high-speed Internet access system in two locations, St. Cloud, Minn. and Contra Costa County in the east bay area of northern California. As of March 31, 2001, Xcel Energy's investment in Seren was approximately $217 million. Seren had capitalized $97 million for plant in service and had incurred another $93 million for construction work in progress for these systems at March 31, 2001. The majority of the system construction in St. Cloud is expected to be completed this year. However, Seren's expansion in Contra Costa has been slowed because of delays in receiving pole attachments and power connections from the local utility. The ultimate viability of Seren is dependent on securing a customer and revenue base sufficient to recover the capital investment and ongoing operating costs.

    Financing Costs and Preferred Dividends—Nonregulated results include interest expense and preferred dividend costs, which are incurred at the Xcel Energy and intermediate holding company levels and are not directly assigned to individual subsidiaries.

Income Statement Analysis—First Quarter 2001 vs. First Quarter 2000

Electric Utility Margins

    The following table details the changes in electric utility revenue and margin. Electric production expenses tend to vary with changing retail and wholesale sales requirements and unit cost changes in fuel and purchased power. Due to fuel clause cost recovery mechanisms for retail customers in several states, most fluctuations in energy costs do not materially affect electric margin. However, the fuel cost recovery mechanisms in the various jurisdictions do not allow for complete recovery of all variable production expenses, and, therefore, higher costs can result in an adverse margin and earnings impact. Electric margins reflect the impact of sharing of energy costs and savings relative to a target cost per delivered kilowatt-hour and certain trading margins under the incentive cost adjustment (ICA) in Colorado.

	Three months ended
	3/31/01	3/31/00
	(Millions of dollars)
Electric retail and firm wholesale revenue	$1,262	$1,149
Short-term wholesale revenue	286	64

Total electric utility revenue	1,548	1,213
Electric retail and firm wholesale fuel and purchase power	579	448
Short-term wholesale fuel and purchase power	201	48

Total electric utility fuel and purchase power	780	496
Electric retail and firm wholesale margin	683	701
Short-term wholesale margin	85	16

Total electric utility margin	768	717

    Electric revenue increased by approximately $335 million, or 27.6 percent, in the first quarter of 2001. Electric margin increased by approximately $51 million, or 7.1 percent, in the first quarter of 2001. Retail margin declined in the first quarter of 2001, largely due to increased fuel and purchased power costs, which are not completely recoverable from customers in Colorado due to various cost sharing mechanisms. Cooler winter temperatures during the first quarter of 2001 increased retail revenue by approximately $26.7 million and retail margin by approximately $18.7 million. Retail revenue and margin were reduced in the first quarter of 2001 by approximately $6 million due to rate reductions in various jurisdictions that were agreed to as part of the merger approval process. Short-term wholesale revenue and margin increased due to the expansion of Xcel Energy's wholesale marketing operations and favorable market conditions.

Gas Utility Margins

    The following table details the changes in gas utility revenue and margin. The cost of gas tends to vary with changing sales requirements and the unit cost of gas purchases. However, due to purchased gas cost recovery mechanisms for retail customers, fluctuations in the cost of gas have little effect on natural gas margin.

	Three months ended
	3/31/01	3/31/00
	(Millions of dollars)
Gas revenue	$960	$486
Cost of gas purchased and transported	(772)	(317)

Gas margin	$188	$169

    Gas revenue increased by approximately $474 million, or 97.5 percent, in the first quarter of 2001, primarily due to increases in the cost of natural gas, which are largely passed on to customers and recovered through various rate adjustment clauses in most of the jurisdictions in which Xcel Energy operates. Gas margin increased by approximately $19 million, or 11.2 percent, in the first quarter of 2001. Cooler winter temperatures in the first quarter of 2001 increased revenue by approximately $71 million and gas margin by approximately $25 million. These gas margin increases, were partially offset by customer conservation efforts in reaction to higher natural gas prices.

Electric and Gas Trading Margins

    Xcel Energy's trading operations are conducted mainly by PSCo and e prime. Trading revenues and costs of goods sold do not include the revenue and production costs associated with energy produced from Xcel Energy's generation assets or NRG. Margins from these generating assets for utility operations are included in the short-term wholesale portion of Electric Utility Margins, discussed previously. Trading margins reflect the impact of sharing of certain trading margins under the ICA. The following table details the changes in electric and gas trading revenue and margin.

	Three months ended
	3/31/01	3/31/00
	(Millions of dollars)
Trading revenue	$967	$228
Trading cost of goods sold	(917)	(223)

Trading margin	$50	$5

    Trading revenue increased by approximately $739 million and trading margin increased by approximately $45 million for the first quarter of 2001. The increase in trading revenue and margin is a result of the expansion of electric trading at PSCo and natural gas trading at e prime and favorable market conditions.

Nonregulated Operating Margins

    The following table details the change in nonregulated revenue and margin.

	Three months ended
	3/31/01	3/31/00
	(Millions of dollars)
Nonregulated and other revenue	$733	$391
Earnings from equity investments	23	13
Nonregulated cost of goods sold	(404)	(162)

Nonregulated margin	$352	$242

    Nonregulated revenue and margin increased for the first quarter of 2001, largely due to NRG's acquisitions of generating facilities since March 31, 2000, increased demand for electricity in the northeast and western United States, market dynamics, strong performance from existing assets, higher market prices for electricity and mark-to-market gains due to valuation adjustments to derivative instruments as required under SFAS 133.

    Earnings from equity investments for the first quarter of 2001, increased compared with the first quarter of 2000, primarily due to increased equity earnings from NRG projects, including West Coast Power LLC, Loy Yang and MIBRAG. These increases were partially offset by increased losses from NEO Corporation.

Non-Fuel Operating Expense and Other Costs

    Regulated Other Operation and Maintenance Expenses increased by approximately $13.6 million, or 3.9 percent for the first quarter of 2001, compared with the first quarter of 2000. The change is largely due to increased transmission costs from the Southwest Power Pool (which are offset by increased electric revenue), increased costs due to customer growth and increased reserves for uncollectible accounts.

    Nonregulated Other Operation and Maintenance Expenses increased by approximately $48.0 million, or 34.0 percent for the first quarter of 2001, compared with the first quarter of 2000. The increase is primarily due to costs of nonregulated operations acquired, increased business development activities and legal, technical and accounting expenses resulting from NRG's expanding operations.

    Depreciation and amortization increased by approximately $28.1 million, or 15.2 percent for the first quarter of 2001, compared with the first quarter of 2000, primarily due to acquisitions of generating facilities by NRG and increased capital additions to utility plant.

    Interest expense increased by approximately $36.0 million, or 25.8 percent for the first quarter of 2001, compared with the first quarter of 2000, primarily due to increased debt levels to fund several asset acquisitions by NRG.

    Other income increased in the first quarter of 2001, compared with the first quarter of 2000. In March 2001, Xcel Energy sold its Boulder Hydro facility in Colorado and recorded a gain of $11 million (before tax), or 2 cents per share on this transaction. The gain on this sale will be shared with customers due to its inclusion in the PSCo Electric Earnings Test in Colorado.

Accounting Change

    The adoption of SFAS 133 on Jan. 1, 2001, resulted in an earnings impact of less than $1 million, which is not being reported separately as a cumulative effect of accounting change due to immateriality. In addition, upon adoption of SFAS 133 Xcel Energy recorded a net transition loss of approximately

$29 million recorded in other comprehensive income. The impact to other comprehensive income is related to previously deferred net losses on derivatives designated as cash flow hedges.

    Xcel Energy's earnings for the first quarter of 2001 were increased by approximately $10 million (net of minority interest and after tax), or 3 cents per share, primarily at NRG, due to the mark-to-market impacts of SFAS 133 on the valuation of derivative instruments. During the first quarter of 2001, Xcel recorded an after-tax gain of approximately $29.5 million. This gain related to changes in fair values of the derivatives accounted for as hedges recorded on Jan. 1, 2001 and new hedges recorded during the period. Also during the first quarter of 2001, Xcel reclassified from other comprehensive income into earnings $5.9 million of accumulated net derivative gains. The cumulative balance in other comprehensive income relating to SFAS 133 valuation adjustments as of March 31, 2001, was a loss of approximately $5 million. For more information, see Note 8 to the Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Three months ended March 31
	2001	2000
	(in millions)
Net cash provided by operating activities	$260	$538

    Cash provided by operating activities decreased for the first three months of 2001, compared with the first three months of 2000. The change is largely due to decreases in working capital and an increase in undistributed equity earnings.

	Three months ended March 31
	2001	2000
	(in millions)
Net cash used in investing activities	$(1,718)	$(2,015)

    Cash used in investing activities decreased for the first quarter of 2001, compared with the first quarter of 2000. The change is largely due to lower utility capital expenditures and lower levels of nonregulated capital expenditures and asset acquisitions.

	Three months ended March 31
	2001	2000
	(in millions)
Net cash provided by financing activities	$1,589	$1,574

    Cash provided by financing activities increased slightly for the first quarter of 2001, compared with the first quarter of 2000. The change reflects offsetting impacts of the NRG public offering and lower levels of debt issuances.

Financing Activities

    NRG Public Offering—In March 2001, NRG issued 18.4 million shares of common stock at a price of $27 per share and 11.5 million corporate units at a price of $25 per unit. The net proceeds from the offerings were approximately $753 million, including $478 million recorded in NRG's common equity and $275 million recorded in long-term debt instruments of NRG. The offering's net proceeds were used exclusively by NRG for general corporate purposes, including funding a portion of NRG's project investments and other capital requirements. No proceeds of these offerings were received by Xcel Energy.

    Management has concluded that these offerings of NRG stock do not affect Xcel Energy's ability to use the pooling-of-interests method of accounting for the merger of NSP and NCE. This secondary offering caused Xcel Energy's ownership interest in NRG to decline from approximately 82 percent to approximately 74 percent. A portion of the proceeds was accounted for as a gain on the sale of Xcel Energy's ownership in NRG. This gain of $242 million was not recorded in earnings, but consistent with Xcel Energy's accounting policy was recorded as an increase in the common stock premium component of stockholders' equity.

    NRG Debt Issuance—In April 2001, NRG issued $350 million of 7.75 percent senior notes due April 2011 and $340 million of 30-year, 8.625-percent notes. The proceeds will be used to repay short-term debt incurred to fund acquisitions and other general corporate purposes.

    NSP-Minnesota Shelf Registration—In April 2001, NSP-Minnesota filed a $600 million long-term debt shelf registration with the SEC. NSP-Minnesota intends to issue debt under this shelf registration during the second or third quarter of 2001.

    Short-term debt and credit facilities are discussed in Note 6.

Market Risks

    Xcel Energy and its subsidiaries are exposed to market risks, including changes in commodity prices, interest rates and currency exchange rates as disclosed in Management's Discussion and Analysis in its annual report on Form 10-K for the year ended Dec. 31, 2000. Xcel Energy's regulated subsidiaries have limited exposure to commodity price and interest rate risk due to cost-based rate regulation. There have been no material changes in the market risk exposures that affect the quantitative and qualitative disclosures presented as of Dec. 31, 2000, with the exception of the risks associated with the California power market as discussed in Note 5 to Financial Statements.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

    In the normal course of business, various lawsuits and claims have arisen against Xcel Energy. Management, after consultation with legal counsel, has recorded an estimate of the probable cost of settlement or other disposition for such matters. See Notes 4 and 5 of the Financial Statements in this Form 10-Q for further discussion of legal proceedings, including Regulatory Matters and Commitments and Contingent Liabilities, which are hereby incorporated by reference. Reference also is made to Item 3 of Xcel Energy's 2000 Form 10-K for a description of certain legal proceedings presently pending. There are no new significant cases to report against Xcel Energy or its subsidiaries and there have been no notable changes in the previously reported proceedings, with the exception of the following.

    Light Rail Transit (LRT)—On Feb. 16, 2001, Xcel Energy filed a suit in the United States District Court in Mpls., against the Minnesota Metropolitan Council, Minnesota Department of Transportation, State of Minnesota and the Federal Transit Administration to prevent pave-over of Xcel Energy's underground facilities during construction of the LRT system. Xcel Energy is also seeking recovery of relocation expenses. State defendants countersued, seeking delay damages and a $330 million surety bond. A hearing on state defendants' Motion for Preliminary Injunction is scheduled for May 15, 2001. This matter is at the very early stages of litigation. Xcel Energy denies the merits of the defendants' countersuits and intends to vigorously defend against their claims.

Item 4. Submissions of Matter to a Vote of Securities Holders

    Xcel Energy's Annual Meeting of Shareholders was held on April 25, 2001, for the purpose of voting on the matters listed below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there were no solicitation in opposition to management's solicitations. All of management's nominees for directors as listed in the proxy statement were elected. The voting results were as follows:

  1.
  A proposal to elect five directors to Class III until the 2004 Annual Meeting of Shareholders:

Election of Director	Shares Voted For	Withheld Authority
David A. Christensen	277,301,166	6,458,894
Albert F. Moreno	277,237,227	6,520,833
Margaret R. Preska	277,148,179	6,609,881
Rodney E. Slifer	277,323,780	6,434,280
W. Thomas Stephens	277,364,229	6,393,831
  2.
  Proposal to approve resolution concerning Xcel Energy's corporate practices:

Shares Voted For	Shares Voted Against	Shares Abstained
22,264,624	200,136,916	14,057,620

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

  The following Exhibits are filed with this report:

15	Letter from Arthur Andersen LLP regarding unaudited interim information for Xcel Energy.
99.01	Statement pursuant to Private Securities Litigation Reform Act.
(b)
Reports on Form 8-K

    The following reports on Form 8-K were filed either during the three months ended March 31, 2001, or between March 31, 2001, and the date of this report:

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

      Feb. 27, 2001 (filed Feb. 28, 2001)—Item 5 and 7. Other Events and Exhibits. Re: Disclosure of Xcel Energy reaching a conditional agreement to sell a substantial percentage of its investment in Yorkshire Power.

      March 2, 2001 (filed March 2, 2001)—Item 5 and 7. Other Events and Exhibits. Re: Disclosure of Xcel Energy's Dec 31, 2000, year end financial Statements, footnotes and related management's discussion and analysis.

      March 15, 2001 (filed March 15, 2001)—Item 5. Other Events. Re: Disclosure of the rate filing to recover expected increase in purchase power costs for Cheyenne Light, Fuel & Power Co., a subsidiary of Xcel Energy.

      April 2, 2001 (filed April 2, 2001)—Item 5. Other Events. Re: Disclosure of information related to an Xcel Energy investor relations presentation.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XCEL ENERGY INC. (Registrant)
/s/ DAVID E. RIPKA David E. Ripka Vice President and Controller
/s/ EDWARD J. MCINTYRE Edward J. McIntyre Vice President and Chief Financial Officer

Date: May 14, 2001

QuickLinks

PART 1. FINANCIAL INFORMATION XCEL ENERGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (Thousands of Dollars, except per share data)
XCEL ENERGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Thousands of Dollars)
XCEL ENERGY INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Thousands of Dollars)
XCEL ENERGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY Three Months Ended March 31, 2001 and 2000 (Thousands of Dollars)
XCEL ENERGY INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
Part II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 4. Submissions of Matter to a Vote of Securities Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES