Form 10-K/A
period 2000-12-31
XCEL ENERGY INC
filed 2001-06-07
CIK 72903

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

    Xcel Energy's Form 10-K has been amended due to the inadvertent omission of Footnote 19—Summarized Quarterly Financial Data (Unaudited) from Xcel Energy's electronic filing of its Form 10-K for the year ended Dec. 31, 2000. Footnote 19 was included in Xcel Energy's Annual Report for 2000 and it was also included in paper copies of Xcel Energy's Form 10-K for the year ended Dec. 31, 2000, as distributed by the company. In addition, Footnote 19 was included in the Form 8-K filed by Xcel Energy on March 2, 2001, which included its audited financial statements for the year ended Dec. 31, 2000.

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

	Coal*		Nuclear
NSP System Generating Plants:					Average Fuel Cost
	Cost	Percent	Cost	Percent
2000	$1.11	60%	$0.45	36%	$0.91
1999	1.10	58%	0.48	38%	0.88
1998	1.00	60%	0.47	35%	0.85

*
Includes refuse-derived fuel and wood

	Coal		Gas
PSCo Generating Plants:					Average Fuel Cost
	Cost	Percent	Cost	Percent
2000	$0.91	87%	$3.97	13%	$1.30
1999	0.90	92%	2.52	8%	1.04
1998	0.93	95%	2.46	5%	1.00
	Coal		Gas
SPS Generating Plants:					Average Fuel Cost
	Cost	Percent	Cost	Percent
2000	$1.45	70%	$4.23	30%	$2.28
1999	1.41	70%	2.38	30%	1.70
1998	1.60	67%	2.19	33%	1.80

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

REPORT OF INDEPENDENT ACCOUNTANTS

To Xcel Energy Inc.:

    We have audited the accompanying consolidated balance sheets and statements of capitalization of Xcel Energy Inc. (a Minnesota corporation) and subsidiaries as of Dec. 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended Dec. 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the consolidated financial statements of NRG Energy, Inc. for the year ended Dec. 31, 2000, included in the consolidated financial statements of Xcel Energy Inc., which statements reflect total assets and revenues of 28 percent and 17 percent, respectively, of the related consolidated totals. We also did not audit the consolidated financial statements of Northern States Power Company, for the years ended Dec. 31, 1999 or 1998, included in the consolidated financial statements of Xcel Energy Inc., which statements reflect total assets of 54 percent in 1999 and total revenues of 44 percent and 46 percent in 1999 and 1998, respectively, of the related consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for NRG Energy, Inc. and Northern States Power Company for the periods described above, is based solely on the reports of the other auditors.

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

    In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Xcel Energy Inc. and its subsidiaries as of Dec. 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended Dec. 31, 2000 in conformity with accounting principles generally accepted in the United States.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                      ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
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

    The following table summarizes the special charges expensed during 2000.

			Expense Accrued as Liability		Payments Against Liability
	Expensed Without Accrual
			3rd Qtr.		3rd Qtr.		Dec. 31, 2000 Liability*
	3rd Qtr.	4th Qtr.		4th Qtr.		4th Qtr.
	(Millions of dollars)
Employee separation and other related costs	$16	$3	$52	$6		$(10)	$48
Regulatory transition costs	4	2	5	1		(1)	5
Other transition and integration costs	33	23		2			2

Total merger transition and integration costs	53	28	57	9		(11)	55
Transaction-related merger costs	49	3
Nonregulated asset disposals and abandonments	22
Nonregulated goodwill impairment	20

Total nonregulated asset impairments	42

Total special charges	$144	$31	$57	$9		$(11)	$55

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

19. SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	March 31, 2000	June 30, 2000	Sept. 30, 2000*	Dec. 31, 2000*
	(Thousands of dollars, except per share amounts)
Revenue***	$2,322,344	$2,460,509	$3,115,007	$3,693,936
Operating income	364,026	424,754	401,023	381,337
Income before extraordinary items
Extraordinary items
Net income	153,331	143,083	92,614	137,800
Earnings per share before extraordinary items:	152,271	142,022	91,554	136,740
Basic	$0.45	$0.46	$0.29	$0.40
Diluted	$0.45	$0.46	$0.29	$0.40
Earnings per share extraordinary items—basic & diluted		$(0.04)	$(0.02)
Earnings per share after extraordinary items:
Basic	$0.45	$0.42	$0.27	$0.40
Diluted	$0.45	$0.42	$0.27	$0.40

	Quarter Ended
	March 31, 1999	June 30, 1999**	Sept. 30,1999	Dec. 31, 1999**
	(Thousands of dollars, except per share amounts)
Revenue***	$1,807,157	$1,654,399	$2,146,695	$2,207,292
Operating income	300,960	184,337	418,277	298,322
Net income	153,621	60,725	209,264	147,323
Earnings available for common stock	152,561	58,615	208,204	146,261
Earnings per share:
Basic	$0.46	$0.18	$0.63	$0.43
Diluted	$0.46	$0.18	$0.63	$0.43

*
2000 results include special charges related to merger costs and strategic alignment as discussed in Note 2 to the Financial Statements. Third-quarter results were reduced by approximately $201 million, or 43 cents per share. Fourth-quarter results were reduced by approximately $40 million, or 9 cents per share.

**
1999 results include two adjustments related to regulatory recovery of conservation program incentives. Second-quarter results were reduced by $35 million before taxes, or 7 cents per share, due to the disallowance of 1998 incentives. Fourth-quarter results were reduced by $22 million before taxes, or 4 cents per share, due to the reversal of all income recorded through the third quarter for 1999 electric conservation program incentives. In addition, 1999 fourth-quarter results include a pretax special charge of approximately $17 million, or 4 cents per share, to write off goodwill related to EMI acquisitions. Also, a pretax special charge of approximately $11 million, or 2 cents per share, was recorded in the fourth quarter of 1999 to write down an investment in CellNet common stock.

***
Trading revenues have been reclassified to reflect presentation on a gross basis for all periods.

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

SPS

10.12*	Coal Supply Agreement (Harrington Station) between SPS and TUCO, dated May 1, 1979 (Form 8-K (File no. 001-3789), May 14, 1979—Exhibit 3).
10.13*	Master Coal Service Agreement between Swindell-Dressler Energy Supply Company and TUCO, dated July 1, 1978 (Form 8-K, (File no. 001-3789) May 14, 1979—Exhibit 5(A)).
10.14*	Guaranty of Master Coal Service Agreement between Swindell-Dressler Energy Supply Company and TUCO (Form 8-K, (File no. 3789) May 14, 1979—Exhibit 5(B)).
10.15*	Coal Supply Agreement (Tolk Station) between SPS and TUCO dated April 30, 1979, as amended Nov. 1, 1979 and Dec. 30, 1981 (Form 10-Q, (File no. 3789) Feb. 28, 1982—Exhibit 10(b)).
10.16*	Master Coal Service Agreement between Wheelabrator Coal Services Co. and TUCO dated Dec. 30, 1981, as amended Nov. 1, 1979 and Dec. 30, 1981 (Form 10-Q, (File no. 3789) Feb. 28, 1982—Exhibit 10(c)).

Xcel Energy

10.17*+	Xcel Energy Omnibus Incentive Plan (Exhibit A to Xcel's Proxy Statement (file no.1-3034) filed Aug. 29, 2000)
10.18*+	Xcel Energy Executive Annual Incentive Award (Exhibit B to Xcel's Proxy Statement (file no.1-3034) filed Aug. 29, 2000)

10.19*+	Xcel Energy Senior Executive Severance
10.20*+	Employment Contract of James J. Howard dated March 24, 1999. (Exhibit 10.14 to Form 10-K for the year 1999. File No. 1-3034.)
10.21*+	Employment Agreement, effective December 15, 1997, between company and Mr. Paul J. Bonavia (Form 10Q, (File no. 001-12927) September 30, 1998—Exhibit 10(a)).
10.22*+	The employment agreement, dated March 24, 1999, among Northern States Power Company, New Century Energies, Inc. and Wayne H. Brunetti (Form 10-Q, (File no. 001-12927) March 31, 1999, Exhibit 10(b)).
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

Xcel Energy

12.01	Statement of Computation of Ratio of Earnings to Fixed Charges
16.01*	Letter regarding change in accountant (Exhibit 16 to Xcel Energy Form 8-K dated August 21, 2000, File No. 1-3034)
23.01*	Consent of Independent Accountants.
23.02*	Consent of Independent Accountants.
99.01	Statement pursuant to Private Securities Litigation Reform Act of 1995.
99.02*	Description of Business of NRG Energy Inc. (Item 1 of NRG Energy, Inc.'s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2000, File No. 333-33397).

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

XCEL ENERGY INC.
June 7, 2001	/s/ David E. Ripka Vice President and Controller

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