Form 10-Q
period 2002-03-31
XCEL ENERGY INC
filed 2002-05-15
CIK 72903

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2002

Commission File Number 1-3034

Xcel Energy Inc.

(Exact name of registrant as specified in its charter)

Minnesota	41-0448030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 Nicollet Mall, Minneapolis, Minn.	55402
(Address of principal executive offices)	(Zip Code)

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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2002

Common Stock, $2.50 par value	370,880,454 shares

PART 1.     FINANCIAL INFORMATION

XCEL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31

	2002	2001

	(Unaudited)
	(Thousands of dollars,
	except per share data)
Operating revenues:
Electric utility	$1,231,657	$1,547,512
Gas utility	563,911	960,165
Electric and gas trading	755,412	966,891
Nonregulated and other	750,127	732,538
Equity earnings from investments in affiliates	16,480	23,462

Total operating revenues	3,317,587	4,230,568
Operating expenses:
Electric fuel and purchased power — utility	488,114	787,565
Cost of gas sold and transported — utility	375,615	772,052
Electric and gas trading costs	752,662	917,364
Cost of sales — nonregulated and other	411,484	394,809
Other operating and maintenance expenses — utility	391,491	380,148
Other operating and maintenance expenses — nonregulated	212,749	178,266
Depreciation and amortization	260,544	213,310
Taxes (other than income taxes)	82,897	94,748
Special charges (see Note 2)	14,113	—

Total operating expenses	2,989,669	3,738,262

Operating income	327,918	492,306
Interest income and other nonoperating income — net of other expenses	17,923	17,486
Interest charges and financing costs:
Interest charges — net of amounts capitalized	203,232	175,849
Distributions on redeemable preferred securities of subsidiary trusts	9,700	9,700

Total interest charges and financing costs	212,932	185,549

Income before income taxes and minority interest	132,909	324,243
Income taxes	33,277	106,281
Minority interest	(3,872)	8,652

Net income	103,504	209,310
Dividend requirements on preferred stock	1,060	1,060

Earnings available for common shareholders	$102,444	$208,250

Weighted average common shares outstanding (in thousands):
Basic	353,827	340,780
Diluted	354,172	341,472
Earnings per share — basic and diluted	$0.29	$0.61

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31

	2002	2001

	(Unaudited)
	(Thousands of dollars)
Operating activities:
Net income	$103,504	$209,310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	256,482	226,117
Nuclear fuel amortization	12,037	9,441
Deferred income taxes	4,060	(5,924)
Amortization of investment tax credits	(3,380)	(3,251)
Allowance for equity funds used during construction	(1,881)	(59)
Undistributed equity in earnings of unconsolidated affiliates	7,590	(22,090)
Unrealized gain on derivative financial instruments	(551)	(21,210)
Gain on sale of property	(6,785)	—
Change in accounts receivable	(148,676)	(39,293)
Change in inventories	70,011	(8,250)
Change in other current assets	(44,437)	78,507
Change in accounts payable	(45,108)	(354,465)
Change in other current liabilities	126,781	68,525
Change in other assets and liabilities	(4,347)	122,948

Net cash provided by operating activities	325,300	260,306
Investing activities:
Nonregulated capital expenditures and asset acquisitions	(416,584)	(1,389,493)
Utility capital/construction expenditures	(185,918)	(180,874)
Allowance for equity funds used during construction	1,881	59
Investments in external decommissioning fund	(14,259)	(14,426)
Equity investments, loans and deposits	(94,010)	(129,707)
Proceeds from sale of property	11,152	—
Collection of loans made to nonregulated projects	7,410	308
Other investments — net	4,744	(3,822)

Net cash used in investing activities	(685,584)	(1,717,955)
Financing activities:
Short-term borrowings (payments) — net	(31,673)	741,001
Proceeds from issuance of long-term debt	104,799	763,572
Repayment of long-term debt, including reacquisition premiums	(24,902)	(300,986)
Proceeds from issuance of common stock	534,565	40,366
Proceeds from NRG stock offering	—	474,348
Dividends paid	(130,819)	(128,873)

Net cash provided by financing activities	451,970	1,589,428

Effect of exchange rate changes on cash	(3,555)	(4,386)
Net increase in cash and cash equivalents	88,131	127,393
Cash and cash equivalents at beginning of period	341,310	216,491

Cash and cash equivalents at end of period	$429,441	$343,884

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	Dec. 31,
	2002	2001

	(Unaudited)
	(Thousands of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$429,441	$341,310
Restricted cash	193,025	161,842
Accounts receivable — net of allowance for bad debts of $54,898 and $57,815, respectively	1,306,243	1,174,828
Accrued unbilled revenues	417,223	495,994
Materials and supplies inventories — at average cost	333,902	330,363
Fuel inventory — at average cost	254,938	250,043
Gas inventories — replacement cost in excess of LIFO: $807 and $11,331, respectively	48,132	126,563
Recoverable purchased gas and electric energy costs	89,498	52,583
Derivative instruments valuation — at market	69,624	59,790
Prepayments and other	385,587	318,046

Total current assets	3,527,613	3,311,362

Property, plant and equipment, at cost:
Electric utility plant	16,144,688	16,099,655
Nonregulated property and other	8,938,368	8,388,261
Gas utility plant	2,502,210	2,493,028
Construction work in progress (utility amounts of $715,638 and $669,895, respectively)	3,588,470	3,682,633

Total property, plant and equipment	31,173,736	30,663,577
Less: accumulated depreciation	(9,822,757)	(9,594,775)
Nuclear fuel — net of accumulated amortization of $1,021,892 and $1,009,855, respectively	119,189	96,315

Net property, plant and equipment	21,470,168	21,165,117

Other assets:
Investments in unconsolidated affiliates	1,259,392	1,209,017
Notes receivable, including amounts from affiliates of $205,062 and $202,411, respectively	792,848	779,186
Nuclear decommissioning fund and other investments	709,945	695,070
Regulatory assets	485,829	502,442
Derivative instruments valuation — at market	181,910	179,683
Prepaid pension asset	417,415	378,825
Goodwill-net (see Note 1)	47,287	63,925
Intangible assets-net (see Note 1)	83,567	77,276
Other	357,652	373,159

Total other assets	4,335,845	4,258,583

Total assets	$29,333,626	$28,735,062

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$671,917	$682,207
Short-term debt	2,182,658	2,224,812
Accounts payable	1,333,015	1,378,211
Taxes accrued	384,439	246,152
Dividends payable	139,920	130,845
Derivative instruments valuation — at market	43,496	83,122
Other	689,561	704,679

Total current liabilities	5,445,006	5,450,028

Deferred credits and other liabilities:
Deferred income taxes	2,267,869	2,289,550
Deferred investment tax credits	180,605	184,148
Regulatory liabilities	501,234	483,942
Derivative instruments valuation — at market	60,587	57,575
Benefit obligations and other	726,061	703,836

Total deferred credits and other liabilities	3,736,356	3,719,051

Minority interest in subsidiaries	652,227	654,670
Capitalization:
Long-term debt	12,205,551	12,117,516
Mandatorily redeemable preferred securities of subsidiary trusts	494,000	494,000
Preferred stockholders’ equity — authorized 7,000,000 shares of $100 par value; outstanding shares: 1,049,800	105,320	105,320
Common stockholders’ equity — authorized 1,000,000,000 shares of $2.50 par value; outstanding shares: 2002, 370,188,999; 2001, 345,801,028	6,695,166	6,194,477
Commitments and Contingent Liabilities (see Note 5)

Total Liabilities and Equity	$29,333,626	$28,735,062

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY

					Accumulated
					Other	Total
			Retained	Shares Held	Comprehensive	Stockholders’
	Par Value	Premium	Earnings	by ESOP	Income	Equity

	(Unaudited)
	(Thousands of dollars)
Three Months Ended March 31, 2002 and 2001
Balance at Dec. 31, 2000	$852,085	$2,607,025	$2,284,220	$(24,617)	$(156,929)	$5,561,784

Net income			209,310			209,310
Currency translation adjustments					(62,633)	(62,633)
Cumulative effect of accounting change-net unrealized transition loss upon adoption of SFAS No. 133					(28,780)	(28,780)
After-tax net unrealized losses related to derivatives accounted for as hedges (see Note 9)					29,492	29,492
After-tax net realized losses on derivative transactions reclassified into earnings (see Note 9)					(5,861)	(5,861)

Comprehensive income for the period						141,528
Dividends declared:
Cumulative preferred stock of Xcel Energy			(1,060)			(1,060)
Common stock			(128,456)			(128,456)
Issuances of common stock — net	3,970	36,396				40,366
Other			(42)			(42)
Gain recognized from NRG stock offering		241,891				241,891
Repayment of ESOP loans(a)				1,696		1,696

Balance at March 31, 2001	$856,055	$2,885,312	$2,363,972	$(22,921)	$(224,711)	$5,857,707

Balance at Dec. 31, 2001	$864,503	$2,969,589	$2,558,403	$(18,564)	$(179,454)	$6,194,477

Net income			103,504			103,504
Currency translation adjustments					(24,666)	(24,666)
After-tax net unrealized gains related to derivatives accounted for as hedges (see Note 9)					25,186	25,186
After-tax net unrealized losses on derivative transactions reclassified into earnings (see Note 9)					441	441
Unrealized loss-marketable securities					(30)	(30)

Comprehensive income for the period						104,435
Dividends declared:
Cumulative preferred stock of Xcel Energy			(1,060)			(1,060)
Common stock			(138,834)			(138,834)
Issuances of common stock — net	60,806	473,759				534,565
Other			83		22	105
Repayment of ESOP loans(a)				1,478		1,478

Balance at March 31, 2002	$925,309	$3,443,348	$2,522,096	$(17,086)	$(178,501)	$6,695,166

(a)	Did not affect cash flows

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Xcel Energy Inc. and its subsidiaries (collectively, Xcel Energy) as of March 31, 2002, and Dec. 31, 2001, the results of its operations and stockholders’ equity for the three months ended March 31, 2002 and 2001, and its cash flows for the three months ended March 31, 2002 and 2001. Due to the seasonality of Xcel Energy’s electric and gas sales and variability of nonregulated operations, quarterly results are not necessarily an appropriate base from which to project annual results.

      The accounting policies followed by Xcel Energy are set forth in Note 1 to the consolidated financial statements in Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2001. The following notes should be read in conjunction with such policies and other disclosures in the Form 10-K.

      Xcel Energy reclassified certain items in the 2001 income statement and balance sheet to conform to the year-end 2001 presentation. These reclassifications had no effect on stockholders’ equity, net income or earnings per share as previously reported.

1.     Accounting Changes

      Intangible Assets — During the first quarter of 2002, Xcel Energy adopted Statement of Financial Accounting Standard (SFAS) No. 142 — “Goodwill and Other Intangible Assets” (SFAS No. 142), which requires new accounting for intangible assets, including goodwill. Intangible assets with finite lives will be amortized over their economic useful lives and periodically reviewed for impairment. Goodwill is no longer being amortized, but will be tested for impairment annually and on an interim basis if an event occurs or a circumstance changes between annual tests that may reduce the fair value of a reporting unit below its carrying value.

      Xcel Energy had intangible assets of $51.9 million at March 31, 2002, which will not be amortized and consist primarily of goodwill at NRG Energy, Inc. (NRG). During the first six months of 2002, Xcel Energy will perform impairment tests of its intangible assets. Tests completed to date have concluded that no write-down is necessary. Approximately $16 million of Goodwill was reclassified to Nonregulated Property and other to comply with the provisions of SFAS No. 142.

      With respect to those intangible assets that will continue to be amortized, aggregate amortization expense recognized in the first quarter of 2002 was $1.5 million. The annual aggregate amortization expense for each of the five succeeding years is expected to approximate $3.8 million. Intangible assets consisted of the following:

	March 31, 2002		Dec. 31, 2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
Class of Intangible Asset	Amount	Amortization	Amount	Amortization

	(Thousands of dollars)
Not Amortized:
Goodwill	$58,135	$10,848	$74,773	$10,848
Trademarks	$5,065	$443	$5,065	$443
Amortized:
Service contracts	$98,664	$21,243	$90,854	$19,786
Other (primarily franchises)	$1,895	$371	$1,904	$318

XCEL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the pro forma impact of implementing SFAS No. 142 at Jan. 1, 2001, on the net income for the periods presented. The pro forma income adjustment to remove goodwill amortization is not material enough to affect earnings per share previously reported.

	Three Months Ended

	March 31, 2002	March 31, 2001

	(Thousands of dollars)
Reported net income	$103,504	$209,310
Add back: Goodwill amortization (after tax)	—	852

Adjusted net income	$103,504	$210,162

      Asset Valuation — On Jan. 1, 2002, Xcel Energy adopted SFAS No. 144 — “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supercedes previous guidance for measurement of asset impairments. Xcel Energy did not recognize any asset impairments as a result of the adoption. The method used in determining fair value was based on a number of valuation techniques, including present value of future cash flows.

2.     Special Charges

      2002 Regulatory Recovery Adjustment — In late 2001, Southwestern Public Service (SPS), a wholly owned subsidiary of Xcel Energy, filed an application requesting recovery of costs incurred to comply with transition to retail competition legislation in Texas and New Mexico. During the first quarter of 2002, SPS entered into a settlement agreement with intervenors regarding the recovery of restructuring costs in Texas, subject to approval by the state regulatory commission. Based on the settlement agreement, SPS wrote off pretax restructuring costs of approximately $5 million, or approximately 1 cent per share.

      2002/2001 Restaffing — During the fourth quarter of 2001, Xcel Energy expensed pretax special charges of $39 million, or 7 cents per share, for expected staff consolidation costs for 500 employees. In the first quarter of 2002, additional pretax special charges of $9 million, or approximately 1 cent per share, were expensed for additional staff consolidations. The charges related to severance costs for utility operations resulting from restaffing plans of several operating and corporate support areas of Xcel Energy. Staff terminations of 564 are now expected to occur. As of March 31, 2002, 551 of these terminations had occurred.

      The following table summarizes the activity related to accrued special charges for the first three months of 2002, in millions of dollars.

	Dec. 31, 2001	Accrual Adjustments	Payments	March 31, 2002
	Liability*	Expensed	Against Liability	Liability*

Employee severance and related costs	$37	9	(7)	$39

Total accrued special charges	$37	9	(7)	$39

*	Reported on the balance sheet in other current liabilities.

3.     Business Developments

     NRG Investments

      Conectiv — In April 2002, NRG terminated its purchase agreement with a subsidiary of Conectiv to acquire 794 megawatts of generating capacity and other assets, including an additional 66 megawatts of the Conemaugh Generating Station and an additional 42 megawatts of the Keystone Generating Station.

XCEL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Canceling the acquisition will result in a $230 million decrease in NRG’s capital obligations for 2002. No incremental costs were incurred by NRG related to the termination of this agreement.

      FirstEnergy — In November 2001, NRG signed purchase agreements with subsidiaries of FirstEnergy Corp. to acquire a 2,535-megawatt portfolio of generating assets and two ash disposal sites for approximately $1.6 billion. The four coal-fueled generating stations are located along Lake Erie, near Cleveland and Toledo, Ohio. NRG is also acquiring all of the equity interests in Bay Shore Power Company, which is a subsidiary of FirstEnergy and the owner of a 136 MW petroleum coke-fired steam generating project currently undergoing testing and commissioning on the Bay Shore facility site. NRG is working to close these acquisitions in the second quarter of 2002. In connection with the acquisition of these facilities, NRG is entering into a Transition Power Purchase Agreement with FirstEnergy, pursuant to which NRG will supply to FirstEnergy approximately 95% of the output from the facilities through 2005.

      Marketing of NRG Assets — NRG has retained financial advisors to market its international assets. The assets are being marketed in four regional bundles: Latin America, the United Kingdom, Europe and Asia-Pacific. Any future sales should improve liquidity and reduce debt. NRG also is evaluating the possible restructuring of its domestic portfolio, including the potential sale of a partial or entire interest in selected North American regions. NRG also is considering the sale of its interests in landfill gas assets.

      West Coast Power — NRG has an investment in one company (West Coast Power LLC) that was considered significant as of Dec. 31, 2001, as defined by applicable SEC regulations, and accounts for its investment using the equity method. The following is summarized pretax financial information for West Coast Power, including interests owned by Xcel Energy and other parties for the periods ended:

Results of Operations

	Year Ended Dec. 31

	2001	2000	1999

	(Millions of dollars)
Operating revenues	$1,562	$875	$279
Operating income	$345	$278	$43
Net income	$326	$245	$29

Financial Position

	Dec. 31

	2001	2000

	(Millions of dollars)
Current assets	$401	$322
Other assets	659	526

Total assets	$1,060	$848

Current liabilities	$138	$230
Other liabilities	269	194
Equity	653	424

Total liabilities and equity	$1,060	$848

     Other Developments

      TRANSLink Transmission Company, LLC (TRANSLink) — In September 2001, Xcel Energy and several other electric utilities applied to the Federal Energy Regulatory Commission (FERC) to integrate

XCEL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations of their electric transmission systems into a single system through the formation of TRANSLink, a for-profit, transmission-only company. The utilities will participate in TRANSLink through a combination of divestiture, leases and operating agreements. The applicants are: Alliant Energy’s Iowa company (Interstate Power and Light Co.), Corn Belt Power Cooperative, MidAmerican Energy Co., Nebraska Public Power District, Omaha Public Power District and Xcel Energy. The participants believe TRANSLink is the most cost-efficient option available to manage transmission and to comply with regulations issued by the FERC in 1999 (known as Order No. 2000) that require investor-owned electric utilities to transfer operational control of their transmission system to an independent regional transmission organization (RTO).

      Under the proposal, TRANSLink will be responsible for planning, managing and operating both local and regional transmission assets. TRANSLink also will construct and own new transmission system additions. TRANSLink will collect the revenue for the use of Xcel Energy’s transmission assets through a FERC-approved, regulated cost-of-service tariff and will collect its administrative costs through transmission rate surcharges. Transmission service pricing will continue to be regulated by the FERC, but construction and permitting approvals will continue to rest with regulators in the states served by TRANSLink. The participants also have entered into a memorandum of understanding with the Midwest Independent Transmission Operator, Inc. (MISO) in which they agree that TRANSLink will contract with the MISO for certain other required RTO functions and services.

      In April 2002, the FERC gave conditional approval for the applicants to transfer ownership or operations of their transmission systems to TRANSLink and to form TRANSLink as an Independent Transmission Company operating under the umbrella organization of MISO and a separate RTO in the West once it is formed for Public Service Company of Colorado (PSCo) assets. The FERC conditioned TRANSLink’s approval on the resubmission of its tariff as a separate schedule to be administered by the MISO. Several state approvals also would be required to implement the proposal, as well as SEC approval. Subject to receipt of required regulatory approvals, TRANSLink is expected to begin operations in early 2003.

4.     NRG Exchange Offer

      In March 2002, Xcel Energy filed materials with the SEC and commenced the exchange offer under which Xcel Energy would acquire all of the publicly held outstanding common stock of NRG. Xcel Energy currently owns 74 percent of NRG’s outstanding common stock and class A common stock, representing 97 percent of the total voting power of such stock. Under the revised offer terms, each of NRG’s public stockholders would receive 0.50 of a share of Xcel Energy common stock in a tax-free exchange for each outstanding share of NRG common stock they hold.

      In April 2002, one of Xcel Energy’s shareholders asked the SEC to hold a hearing in connection with the exchange offer. The hearing was requested to consider issues related to the Public Utility Holding Company Act of 1935 (PUHCA). The SEC has not yet responded to the request. In order to complete the offer, Xcel Energy must receive SEC approval under the PUHCA. Management believes it is in compliance with the PUHCA requirements.

      The SEC published a notice, in April 2002, extending the earliest date by which the SEC could enter an order authorizing Xcel Energy to consummate the exchange offer under the PUHCA to May 7, 2002. Xcel Energy has not received an order from the SEC under PUHCA and has extended the expiration of the offer to May 17, 2002.

      In February 2002, NRG issued to Xcel Energy a $300-million subordinated convertible note. NRG issued two additional $150-million subordinated convertible notes to Xcel Energy in April 2002 and May 2002, respectively. Xcel Energy, at its option, may cause NRG to convert all of the notes into an aggregate number of shares of NRG’s common stock equal to the sum of the then outstanding principal amount of the notes and all accrued but unpaid interest divided by the price per share on the date specified in the notice to

XCEL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

convert. Xcel Energy will cancel this debt if the exchange offer is completed, thereby effectively making a capital contribution to NRG. If the exchange offer is not completed, Xcel Energy intends to convert the notes into NRG common stock.

5.     NRG Liquidity & Credit Contingencies

      NRG Credit Rating — NRG’s unsecured credit rating is BBB-from Standard & Poor’s and Baa3 from Moody’s Investor Service. In December 2001, Moody’s placed NRG’s credit rating on review for potential downgrade. NRG’s credit rating remains under review by Moody’s for potential downgrade.

      As of March 31, 2002, and Dec. 31, 2001, NRG’s off-balance-sheet obligations pursuant to its guarantees of performance, equity and indebtedness obligations of its subsidiaries totaled approximately $736.8 million and $721.7 million, respectively. NRG is directly liable for the obligations of certain of its project affiliates and other subsidiaries pursuant to guarantees relating to certain of their indebtedness, equity and operating obligations. In addition, in connection with the purchase and sale of emission credits and power generation products to and from third parties with respect to the operation of some of NRG’s generation facilities in the United States, NRG may be required to guarantee a portion of the obligations of certain of its subsidiaries.

      If Moody’s or Standard & Poor’s were to downgrade NRG, many of the corporate guarantees and commitments currently in place would need to be supported with letters of credit or cash collateral within five to 30 days.

      As of March 31, 2002, and Dec. 31, 2001, the amount of collateral required, if NRG were downgraded, was approximately $1.02 billion and $960 million, respectively, to satisfy certain of the above-mentioned guarantees and certain obligations associated with the $2-billion construction/acquisition revolver. Of the $1.02 billion in collateral that could be required, approximately $200 million relates to NRG’s guarantees of debt service reserve accounts required by some of its project-level financings, approximately $400 million relates to NRG’s power marketing activities and $420 million would be required to support its Contingent Equity Guarantee associated with the $2-billion construction/ acquisition revolver.

      In the event of a downgrade, NRG would expect to meet its collateral obligations with cash on hand, available credit lines provided under its revolving line of credit, potentially from liquidity support from Xcel Energy and the issuance of debt into capital markets.

     NRG Investment Financing

      FirstEnergy Acquisition — As discussed in Note 3 to the Financial Statements, NRG has signed purchase agreements to acquire a portfolio of generating assets from FirstEnergy. Under the terms of the agreements, NRG agreed to pay approximately $1.6 billion for four primarily coal-fueled generating stations.

      NRG expects to fund the acquisition with an $825 million lease with limited recourse to NRG, the assumption of $145 million of municipal debt secured by the Bay Shore facility, and $640 million of capital raised directly by NRG through internal cash flows, proceeds from new project financings and capital contributions from Xcel Energy.

     NRG Debt Covenants and Restrictions

      In April 2002, NRG discovered that filings with the Federal Energy Regulatory Commission (FERC) to exempt NRG’s Big Cajun Peaking facility in Louisiana from regulation by the SEC under the Public Utility Holding Company Act (PUHCA), and to sell power from the facility at market-based rates, had not been made. NRG has since made those filings and has discussed the situation with FERC and the SEC. While NRG does not expect any material legal or regulatory action to be taken by those agencies, the failure to have made these filings could be viewed as an event of default under certain of NRG’s debt facilities, including its $2 billion construction and acquisition revolving credit facility and $1 billion unsecured corporate revolving

XCEL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

line of credit. Accordingly, NRG sought and has received from its construction and acquisition facility lenders a waiver of any event of default occurring as a result of Big Cajun Peaking Power’s failure to file for exemption from regulation under PUHCA, and has sought and received from its corporate revolver lenders an amendment to its corporate revolving line of credit to provide that such failure to obtain or maintain exemption from regulation under PUHCA will not cause an event of default under that facility. While the construction and acquisition revolver waiver and the corporate revolver amendment were being discussed and finalized with its lenders, NRG did not borrow under either of these credit facilities. The waiver continues indefinitely unless a default arising out of any possible PUHCA violation occurs.

      Project Debt Service — Substantially all of NRG’s operations are conducted by project subsidiaries and project affiliates, NRG’s cash flow and ability to service corporate-level indebtedness when due is dependent upon receipt of cash dividends and distributions or other transfers from NRG’s projects and other subsidiaries. The debt agreements of NRG’s subsidiaries and project affiliates generally restrict their ability to pay dividends, make distributions or otherwise transfer funds to NRG. As of March 31, 2002, six of NRG’s subsidiaries and project affiliates are restricted from making cash payments to NRG. Loy Yang, Killingholme, Energy Center Kladno and Louisiana Generating do not currently meet the minimum debt service coverage ratios required for these projects to make payments to NRG; LSP Energy (Batesville) is resolving equipment problems that will cause its debt service coverage ratio to fall below the minimum required for distribution, and Crockett Cogeneration is limited in its ability to make distributions to NRG and its other partners.

      NRG believes the situations at Louisiana Generating, Energy Center Kladno, Batesville and Killingholme do not create an event of default and will not allow the lenders to accelerate the project financings. The forced outage of one 500 MW unit at Loy Yang combined with current market prices may lead to an event of default and the possible acceleration of the Loy Yang project debt in the fourth quarter of 2002, if insurance claims are paid and forecasted revenues and costs are achieved, along with replacement of the damaged unit as scheduled, default will be avoided.

6.     Rates and Regulation

      Colorado Rate Proceedings — Incentive Cost Adjustment — Under the Stipulation and Agreement approved by the Colorado Public Utilities Commission (CPUC) in connection with the Xcel Energy merger, PSCo agreed to 1) file a combined electric, gas and steam rate case in 2002 with new rates effective in January 2003, 2) extend its incentive cost adjustment (ICA) mechanism for one more year through Dec. 31, 2002 with an increase in the ICA base rate from $12.78 per megawatt hour to a rate based on the 2001 actual costs, 3) continue the Performance-Based Regulatory Plan and the Quality Service Plan through 2006 with an electric department earnings cap of 10.5 percent return on equity for 2002, 4) reduce electric rates annually by $11 million for the period August 2000 to July 2002 and 5) cap merger costs associated with electric operations at $30 million and amortize such costs through 2002. The general rate case is being prepared and is expected to be filed by the end of May 2002.

      In early 2002, PSCo filed to increase rates under the ICA to recover the undercollection of costs through the period ended Dec. 31, 2001 (approximately $14.5 million, which went into effect on April 15, 2002) and to increase the ICA base rate for the recovery of 2002 costs which are projected to be substantially higher than the $12.78 per megawatt hour currently being recovered. PSCo’s actual ICA base costs for 2001 were approximately $19 per megawatt hour. PSCo proposed to increase the ICA base in 2002 to avoid the significant deferral of costs and a large rate increase in 2003, although the Stipulation and Agreement provided for a rate recovery period of April 1, 2003, to March 31, 2004.

      On May 10, 2002, the CPUC approved a Settlement Agreement between PSCo and other parties to increase the ICA base rate to $14.88 per megawatt hour, providing for recovery of the deferred 2001 costs and the projected higher 2002 costs over a 34-month period from June 1, 2002, to March 31, 2005. The review and approval of actual costs incurred and recoverable under the ICA for 2001 and 2002 will be conducted in future

XCEL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rate proceedings by the CPUC for consideration of further increases in the ICA base rate to $19.00 per megawatt hour. PSCo is currently projecting its costs for 2002 to be approximately $38 million less than the ICA base allowed using the 2001 test year, resulting in an equal sharing of such lower costs between retail customers and PSCo. The mechanism for recovering fuel and energy costs for 2003 and later will be addressed in the 2002 rate case.

      Colorado Rate Proceedings — Gas Cost Prudence Review — In May 2002, the staff of the CPUC filed testimony in PSCo’s gas cost prudence review case, recommending $6.1 million in disallowances of gas costs for the July 2000 through June 2001 gas purchase year. PSCo’s rebuttal testimony is scheduled to be filed on June 26, 2002. Hearings are scheduled for July 2002.

      FERC Investigation — On May 8, 2002, the FERC ordered all sellers of wholesale electricity and/or ancillary services to the California Independent System Operator or Power Exchange, including Xcel Energy and NRG, to respond to data requests, including requests for admissions with respect to certain trading strategies in which the companies may have engaged. The investigation is in response to memoranda prepared by Enron Corporation that detail certain trading strategies engaged in 2000 and 2001, which may have violated market rules. On May 13, 2002, Xcel Energy announced that PSCo had engaged in certain trading transactions, initiated by Reliant Resources, that had immaterial income effects in 1999 and 2000. Xcel Energy is investigating these transactions and plans to address them in response to the FERC. Xcel Energy and NRG must respond to FERC’s request by May 22, 2002.

      SPS Texas Transition to Competition Cost Recovery Application — In December 2001, SPS filed an application with the Public Utility Commission of Texas (PUCT) to recover $20.3 million in transition to retail competition costs from the Texas retail customers. These costs are associated with the SPS’ delayed transition to competition. The filing was amended in March 2002 to reduce the recoverable costs by $7.3 million, which were associated with over-earnings recognized in 2001 for the 1999 annual report to the PUCT. The PUCT approved SPS using the 1999 annual report over-earnings to offset the claims for reimbursement of transition to competition costs. This reduced the requested net collection in Texas to $13.0 million. In April 2002, a unanimous settlement agreement was reached. Final approval by the PUCT is expected May 23, 2002. The stipulation provides for the recovery of $5.9 million through an incremental cost recovery rider and the capitalization of $1.9 million for metering equipment. Based on the settlement agreement, SPS wrote off pretax restructuring costs of approximately $5 million in the first quarter of 2002. Recovery of the $5.9 million will begin in July 2002.

7.     Commitments and Contingent Liabilities

      Lawsuits and claims arise in the normal course of business. Management, after consultation with legal counsel, has recorded an estimate of the probable cost of settlement or other disposition of them.

      Xcel Energy and its subsidiaries have been or are currently involved with the cleanup of contamination from certain hazardous substances at several sites. In many situations, Xcel Energy is pursuing or intends to pursue insurance claims and believe they will recover some portion of these costs through such claims. Additionally, where applicable, Xcel Energy is pursuing, or intends to pursue, recovery from other potentially responsible parties and through the rate regulatory process. To the extent any costs are not recovered through the options listed above, Xcel Energy would be required to recognize an expense for such unrecoverable amounts.

      Note 5 to the Financial Statements describes the current status of contingencies related to NRG and related financial impacts. The circumstances set forth in Notes 15 and 16 to Xcel Energy’s financial statements in Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2001, appropriately represent, in all material respects, the current status of other commitments and contingent liabilities, including

XCEL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

those regarding public liability for claims resulting from any nuclear incident, and are incorporated herein by reference. The following are unresolved contingencies that are material to Xcel Energy’s financial position:

•	California Power Market — Collectibility of NRG receivables;

•	Tax Matters — Tax deductibility of corporate owned life insurance loan interest; and

•	Asset Valuation — Recoverability of investment in under-performing nonregulated projects (Seren, Loy Yang, Argentina)

8.     Short-Term Borrowings and Financing Instruments

     Short-Term Borrowings

      At March 31, 2002, Xcel Energy and its subsidiaries had approximately $2.2 billion of short-term debt outstanding at a weighted average interest rate of 3.273 percent.

      In February 2002, Xcel Energy filed a $1-billion shelf registration with the SEC. Xcel Energy may issue debt securities, common stock and rights to purchase common stock under this shelf registration. In February 2002, Xcel Energy issued 23 million shares of common stock under this registration statement.

      In March 2002, NRG’s $500-million recourse revolving credit facility matured and was replaced with a $1.0-billion, 364-day revolving line of credit, which terminates on March 7, 2003. The facility is unsecured and provides for borrowings of “Base Rate Loans” and “Eurocurrency Loans.” The Base Rate Loans bear interest at the greater of the administrative agent’s prime rate or the sum of the prevailing per annum rates for overnight funds plus 0.5 percent per annum, plus an additional margin, which varies from 0.375 percent to 0.50 percent based upon NRG’s utilization of the facility and its then-current senior debt credit rating. The Eurocurrency loans bear interest at an adjusted rate based on the London Interbank Offered Rate plus an adjustment percentage, which varies depending on NRG’s senior debt credit rating and the amount outstanding under the facility. The credit agreement for this facility was amended in April 2002 to revise the interest coverage ratio covenant. As amended, the covenant requires NRG to maintain a minimum interest coverage ratio that varies throughout the year from 1.85 to 2.00 as determined at the end of each fiscal quarter. The facility contains additional covenants that, among other things, restrict the incurrence of liens and require NRG to maintain a net worth of at least $1.5 billion plus 25 percent of NRG’s consolidated net income from Jan. 1, 2002, through the determination date. In addition, NRG must maintain a debt to capitalization ratio of not more than 0.68 to 1.00. The failure to comply with any of these covenants would be an Event of Default under the terms of the credit agreement. At March 31, 2002, NRG had a $980-million outstanding balance under this credit facility. At March 31, 2002, the weighted average interest rate of such outstanding advances was 3.456 percent per year. See Note 5 to the Financial Statements for a description of Event of Default under this facility.

      NRG’s $125-million syndicated letter of credit facility contains terms, conditions and covenants that are substantially the same as those in NRG’s $1.0-billion 364-day revolving line of credit. NRG is currently working with the agent bank to amend the letter of credit facility agreement to incorporate the same covenant revisions and other amendments that have been made to the terms and conditions of NRG’s $1.0-billion revolving credit facility, including the addition of an interest coverage ratio covenant, and revisions to clarify that the three subordinated convertible notes issued by NRG to Xcel Energy to evidence Xcel Energy’s provision of $600 million to NRG shall be treated as equity for purposes of NRG’s calculation of indebtedness under the agreement. Based on conversations with the agent bank, NRG does not anticipate any difficulty in finalizing this amendment.

      As of Dec. 31, 2001, NRG, through its wholly owned subsidiary NRG South Central Generating LLC had outstanding approximately $40 million under a project level, non-recourse revolving credit agreement, which matured in March 2002. In March 2002, the facility was renewed for an additional 90 days, with

XCEL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

substantially similar terms and conditions. At March 31, 2002, the weighted average interest rate of such outstanding advances was 2.884 percent per year. The maximum available under this facility is $40 million. NRG intends to renew this facility with a facility having substantially similar terms and conditions.

      NRG entered into a $2-billion revolving credit facility used to finance the acquisition, development and construction of power generating plants located in the United States and to finance the acquisition of turbines for such facilities. The facility is secured by the assets and financial instruments related to the projects financed under the facility. Provided that certain conditions are met that assure the lenders that sufficient security remains for the remaining outstanding loans, the borrower may repay loans relating to one project and have the liens relating to that project released. Loans that have been repaid may be re-borrowed, as permitted by the terms of the facility. The facility terminates on May 8, 2006. The facility is non-recourse to NRG other than its obligation to contribute equity at certain times in respect of projects and turbines financed under the facility. As of March 31, 2002, the aggregate amount outstanding under this facility was $806.8 million. At March 31, 2002, the weighted average interest rate of such outstanding advances was 3.399 percent. See Note 5 to the Financial Statements for a description of Event of Default under this facility.

     Financing Instruments

      As of March 31, 2002, Xcel Energy had several interest rate swaps with a notional amount of approximately $2.7 billion. The majority of these swaps were related to NRG. If the swaps were terminated at March 31, 2002, Xcel Energy would have had to pay the counterparties approximately $79 million.

9.     Derivative Valuation and Financial Impacts

      Xcel Energy analyzes derivative financial instruments in accordance with SFAS No. 133 — “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). This statement requires that all derivative financial instruments be recorded on the balance sheet at fair value unless exempted. Changes in a derivative instrument’s fair value must be recognized currently in earnings unless the derivative has been designated in a qualifying hedging relationship. The application of hedge accounting allows a derivative instrument’s gains and losses to offset related results of the hedged item in the income statement, to the extent effective. SFAS No. 133 requires that the hedging relationship be highly effective and that a company formally designate a hedging relationship to apply hedge accounting.

      The components of SFAS No. 133 impacts on Xcel Energy’s Other Comprehensive Income, included in stockholders’ equity, are detailed in the following table:

	Three Months Ended
	March 31

	2002	2001

	(Millions of dollars)
Balance at Jan. 1	$34.2	$—
Net unrealized transition loss at adoption, Jan. 1, 2001	—	(28.8)
After-tax net unrealized gains related to derivatives accounted for as hedges	25.2	29.5
After-tax net realized losses (gains) on derivative transactions reclassified into earnings	0.5	(5.9)

Accumulated other comprehensive income (loss) related to SFAS No. 133	$59.9	$(5.2)

XCEL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the gain for SFAS No. 133 impacts on Xcel Energy’s income statement for the three months ended March 31, 2002 and 2001, excluding gains and losses from trading activities, are detailed in the following table:

	Three Months Ended
	March 31

	2002	2001

	(Millions of dollars,
	except per share data)
Increase (decrease) in income:
Nonregulated and other revenues	$8.6	$—
Equity earnings from investment in affiliates	0.8	(1.9)
Electric fuel and purchased power — utility	0.1	1.1
Cost of goods sold — nonregulated and other	(8.0)	20.7
Other income (deductions)	0.1	1.3

Total increase before minority interest and income tax	$1.6	$21.2

Net-of-tax increase in net income	$0.5	$10.1

Increase in EPS (diluted)	$0.00	$0.03

      Xcel Energy records the fair value of its derivative instruments in its Consolidated Balance Sheet as separate line items noted as Derivative Instruments Valuation for assets and liabilities as well as current and noncurrent.

     Normal Purchases or Normal Sales

      Xcel Energy and its subsidiaries enter into fixed price contracts for the purchase and sale of various commodities for use in their business operations. SFAS No. 133 requires a company to evaluate these contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted from SFAS No. 133 as normal purchases or normal sales. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal are documented as normal and exempted from the accounting and reporting requirements of SFAS No. 133.

      Xcel Energy evaluates all of its contracts within the regulated and nonregulated operations when such contracts are entered into to determine if they are derivatives and, if so, if they qualify and meet the normal designation requirements under SFAS No. 133. None of the contracts entered into within the trading operations are considered normal under the provisions of SFAS No. 133.

      Normal purchases and normal sales contracts are accounted for as executory contracts as required under other generally accepted accounting principles.

     Cash Flow Hedges

      Xcel Energy and its subsidiaries enter into derivative instruments to manage their exposure to changes in commodity prices. These derivative instruments take the form of fixed price, floating price or index sales or purchases and options, such as puts, calls and swaps. These derivative instruments are designated as cash flow hedges for accounting purposes and the changes in the fair value of these instruments are recorded as a component of Other Comprehensive Income. At March 31, 2002, Xcel Energy had various commodity related contracts extending through 2018. Earnings on these cash flow hedges are recorded as the hedged purchase or

XCEL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sales transaction is completed. This could include the physical sale of electric energy or the usage of natural gas to generate electric energy. Xcel Energy expects to reclassify into earnings through March 2003 net gains from Other Comprehensive Income of approximately $7.3 million.

      As required by SFAS No. 133, we recorded gains of $0.1 million and $0.3 million related to ineffectiveness on commodity cash flow hedges during the three months ended March 31, 2002 and 2001, respectively. During the first quarter of 2001, we recorded gains of $1.4 million related to derivative financial instruments excluded from the assessment of effectiveness and an immaterial amount related to cash flow hedges that were discontinued because the hedged transactions were no longer probable.

      Xcel Energy and its subsidiaries enter into interest rate swap instruments that effectively fix the interest payments on certain floating rate debt obligations. These derivative instruments are designated as cash flow hedges for accounting purposes and the change in the fair value of these instruments is recorded as a component of Other Comprehensive Income. Xcel Energy expects to reclassify into earnings through March 2003 net losses from Other Comprehensive Income of approximately $4.5 million.

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

     Fair Value Hedges and Hedges of Foreign Currency Exposure of a Net Investment in Foreign Operations

      To preserve the U.S. dollar value of projected foreign currency cash flows, Xcel Energy, through NRG, may hedge, or protect, those cash flows if appropriate foreign hedging instruments are available. Xcel Energy does not expect to reclassify any significant amounts into earnings through March 2003 from Other Comprehensive Income on foreign currency swaps accounted for as hedges.

     Derivatives Not Qualifying for Hedge Accounting

      Xcel Energy and its subsidiaries have various trading operations that enter into derivative instruments. These derivative instruments are accounted for on a mark-to-market basis in our Consolidated Statements of Income. All derivative financial instruments are recorded at the amount of the gain or loss from the transaction within Operating Revenues on the Consolidated Statements of Income.

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

10.     Segment Information

      Xcel Energy has the following reportable segments: Electric Utility, Gas Utility and two of its nonregulated energy businesses, NRG and e prime. Trading operations performed by regulated operating

XCEL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

companies are not a reportable segment; electric trading results are included in the Electric Utility segment and gas trading results are presented as e prime.

	Electric	Gas				Reconciling	Consolidated
	Utility	Utility	NRG	e prime	All Other	Eliminations	Total

	(Thousands of dollars)
Three months ended March 31, 2002
Operating revenues from external customers	$1,548,309	$563,479	$662,440	$438,501	$87,687	—	$3,300,416
Intersegment revenues	259	432	—	16,775	18,850	(35,625)	691
Equity in earnings of unconsolidated affiliates	—	—	14,670	492	1,318	—	16,480

Total revenues	$1,548,568	$563,911	$677,110	$455,768	$107,855	$(35,625)	$3,317,587

Segment net income (loss)	$103,084	$30,859	$(26,463)	$(838)	$4,062	$(7,200)	$103,504

	Electric	Gas				Reconciling	Consolidated
	Utility	Utility	NRG	e prime	All Other	Eliminations	Total

	(Thousands of dollars)
Three months ended March 31, 2001
Operating revenues from external customers	$1,873,267	$959,446	$622,970	$640,860	$109,567	—	$4,206,110
Intersegment revenues	277	2,574	646	54,064	9,323	(65,888)	996
Equity in earnings of unconsolidated affiliates	—	—	18,904	321	4,237	—	23,462

Total revenues	$1,873,544	$962,020	$642,520	$695,245	$123,127	$(65,888)	$4,230,568

Segment net income (loss)	$130,913	$49,044	$35,178	$86	$(507)	$(5,404)	$209,310

XCEL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “estimate,” “expect,” “objective,” “outlook,” “projected,” “possible,” “potential” and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to:

•	general economic conditions, including their impact on capital expenditures and the ability of Xcel Energy and its subsidiaries to obtain financing on favorable terms;

•	business conditions in the energy industry;

•	competitive factors, including the extent and timing of the entry of additional competition in the markets served by Xcel Energy and its subsidiaries;

•	unusual weather;

•	state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures, and affect the speed and degree to which competition enters the electric and gas markets;

•	the higher risk associated with Xcel Energy’s nonregulated businesses compared with its regulated businesses;

•	completion of the offer for NRG’s outstanding common stock and the realization of the expectations regarding the acquisition of the NRG common stock;

•	currency translation and transaction adjustments;

•	risks associated with the California power market; and

•	the other risk factors listed from time to time by Xcel Energy in reports filed with the Securities and Exchange Commission (SEC), including Exhibit 99.01 to this report on Form 10-Q for the quarter ended March 31, 2002.

Results of Operations

     Earnings per Share Summary

      Xcel Energy’s earnings per share were $0.29 for the first quarter of 2002, compared with $0.61 for the first quarter of 2001. Xcel Energy’s earnings per share for the first quarter of 2002 were reduced by 2 cents per share for a write-off related to the restructuring of SPS’ generation business and additional restaffing costs. The following table details the earnings per share contribution of Xcel Energy’s regulated and nonregulated businesses.

	Three Months Ended:

Earnings per share (EPS)	March 31, 2002	March 31, 2001

Regulated EPS	$0.38	$0.56
Nonregulated EPS	(0.09)	0.05

Total Xcel Energy EPS	$0.29	$0.61

      Regulated Results — In the first quarter of 2002, regulated earnings per share were reduced by 2 cents per share due to special charges for regulatory adjustments and restaffing costs, as discussed in Note 2 to the financial statements.

      In addition, first quarter 2002 results declined largely due to lower short-term wholesale and trading margins, as discussed in the following section. Also, higher margins from other electric and gas sales were partially offset by higher operating costs, also discussed in detail in the following section.

      The following summarizes the estimated impact on regulated earnings per share of temperature variations from historical averages (excluding the impact on energy trading operations):

	Earnings per Share Increase (Decrease)

Earnings per share for the period ended March 31:	2002 vs. Normal	2001 vs. Normal	2002 vs. 2001

Quarter Ended	$(0.01)	$0.02	$(0.03)

     Nonregulated and Holding Company Results

      The following table summarizes the earnings contributions of Xcel Energy’s nonregulated businesses and holding company results:

	Three Months Ended:

Earning per share (EPS)	March 31, 2002	March 31, 2001

NRG Energy Inc.	$(0.06)	$0.08
Seren Innovations Inc.	(0.02)	(0.02)
e prime	0.00	0.00
Planergy International	(0.01)	(0.01)
Financing costs and preferred dividends	(0.02)	(0.04)
Other	0.02	0.04

Total nonregulated EPS	$(0.09)	$0.05

      NRG — NRG’s earnings decreased for the first quarter of 2002, due to mild weather in much of NRG’s operating territory in the United States, which reduces energy sales. In addition, lower power prices have lowered the profitability of NRG sales and higher operating, depreciation and interest costs have resulted from project acquisitions since the first quarter of 2001. The decrease also was due to a small mark-to-market gain recorded under SFAS No. 133 in the first quarter of 2002, compared with 3 cents per share in SFAS No. 133 gains in the comparable 2001 period. Historically, NRG’s first-quarter earnings have been lower than other quarters (first quarter 2001 represented 9 percent of NRG’s annual earnings, excluding SFAS No. 133 impacts).

      At March 31, 2002, Xcel Energy owned approximately 74 percent of NRG. Xcel Energy owned 100 percent of NRG until the second quarter of 2000, when NRG completed its initial public offering, and 82 percent until a secondary offering was completed in March 2001. The NRG earnings for each of the quarters ended March 31, 2002 and 2001, exclude earnings of approximately 2 cents per share related to minority interests.

      Seren — Seren is constructing a combination cable television, telephone and high-speed Internet access system in two locations: St. Cloud, Minn., and Contra Costa county in the East Bay area of northern California. As of March 31, 2002, Xcel Energy’s investment in Seren was approximately $241 million. Seren had capitalized $218 million for plant in service and had incurred another $47 million for construction work in progress for these systems at March 31, 2002. The majority of the system construction in St. Cloud is complete. Its broadband communications operations in Minnesota and California resulted in losses for the quarters ended March 31, 2002 and 2001 for Seren. Management is continuing to evaluate the strategic fit of Seren in Xcel Energy’s business portfolio.

      Financing Costs and Preferred Dividends — Nonregulated and holding company results include interest expense and preferred dividend costs, which are incurred at the Xcel Energy and intermediate holding company levels and are not directly assigned to individual subsidiaries.

     Income Statement Analysis — First Quarter 2002 vs. First Quarter 2001

     Electric Utility and Commodity Trading Margins

      Xcel Energy’s commodity trading operations are conducted mainly by PSCo (electric) and e prime (gas), both wholly owned subsidiaries. Electric trading activity, initially recorded at PSCo, is partially redistributed to Northern States Power-Minnesota (NSP-Minnesota) and SPS pursuant to the Joint Operating Agreement (JOA) approved by the FERC. Trading revenue and costs do not include the revenue and production costs associated with energy produced from Xcel Energy’s generation assets or energy and capacity purchased to serve native load. Trading revenue and costs associated with NRG’s operations are included in nonregulated margins. Margins from these generating assets for utility operations are included in short-term wholesale amounts, discussed later. Trading margins reflect the impact of sharing certain trading margins under the ICA. The following table details electric utility, short-term wholesale and electric and gas trading revenue and margin.

			Electric	Gas
	Electric	Short-term	Commodity	Commodity	Intercompany	Consolidated
	Utility	Wholesale	Trading	Trading	Eliminations	Total

	(Millions of dollars)
3 months ended 3/31/2002
Electric utility revenue	$1,191	$41	$—	$—	$—	$1,232
Electric and gas trading revenue	—	—	317	455	(17)	755
Electric fuel and purchased power-utility	(452)	(36)	—	—	—	(488)
Electric and gas trading costs	—	—	(314)	(455)	17	(752)

Gross margin before operating expenses	$739	$5	$3	$—	$—	$747

Margin as a percentage of revenue	62.0%	12.2%	0.9%	—	—	37.6%
3 months ended 3/31/2001
Electric utility revenue	$1,262	$286	$—	$—	$—	$1,548
Electric and gas trading revenue	—	—	326	695	(54)	967
Electric fuel and purchased power-utility	(587)	(201)	—	—	—	(788)
Electric and gas trading cost	—	—	(277)	(694)	54	(917)

Gross margin before operating expenses	$675	$85	$49	$1	$—	$810

Margin as a percentage of revenue	53.5%	29.7%	15.0%	0.1%	—	32.2%

      Table Note 1 — The wholesale and trading margins reflect the impact of the regulatory sharing of certain margins under the ICA in Colorado.

      Electric and gas commodity trading margins and short-term wholesale margins decreased approximately $127 million for the first quarter of 2002, compared with the first quarter of 2001. The decrease reflects lower power and natural gas prices during the first quarter of 2002, compared with 2001.

      Electric utility revenues decreased approximately $71 million in the first quarter of 2002, compared with the same period in 2001, due to lower fuel and power costs passed through rate recovery mechanisms. Electric utility margins increased approximately $64 million for the first quarter of 2002, compared with 2001. The higher electric margins in the first quarter reflect lower unrecovered costs, due in part to resetting the base-cost recovery at PSCo in January 2002. The increase was partially offset by the impact of decreased sales due to warmer weather in the first quarter of 2002, compared with the same period in 2001.

      Short-term wholesale margins and electric commodity trading margins decreased in the first three months of 2002, compared with the first three months of 2001. The decrease is due to declines in energy prices. During 2001, in some Western markets, publicly available power prices ranged from $80 to more than

$350 per megawatt-hour on a monthly average. Forward price information for 2002 for these same areas ranges from $60 to $110 per megawatt-hour on a monthly average.

     Gas Utility Margins

      The following table details the changes in gas utility revenue and margin. The cost of gas tends to vary with changing sales requirements and the unit cost of gas purchases. However, due to purchased gas cost recovery mechanisms for retail customers, fluctuations in the cost of gas have little effect on natural gas margin.

	Three Months Ended:

	March 31, 2002	March 31, 2001

	(Millions of dollars)
Gas revenue	$564	$960
Cost of gas purchased and transported	(376)	(772)

Gas margin	$188	$188

      Gas revenue decreased by approximately $396 million, or 41.3 percent, in the first quarter of 2002, primarily due to decreases in the cost of natural gas, which are largely passed on to customers and recovered through various rate adjustment clauses in most of the jurisdictions in which Xcel Energy operates. Gas margin remained unchanged over the same periods due to rate recovery adjustment clauses. Sales volume levels remained relatively unchanged due to the impact of warmer-than-normal weather offsetting customer growth.

     Nonregulated Operating Margins

      The following table details the change in nonregulated revenue and margin.

	Three Months Ended:

	3/31/02	3/31/01

	(Millions of dollars)
Nonregulated and other revenue	$750	$733
Earnings from equity investments	16	23
Nonregulated cost of goods sold	(411)	(395)

Nonregulated margin	$355	$361

      Nonregulated revenue increased for the first quarter of 2002, largely due to NRG increases from a larger generation portfolio. Nonregulated margin decreased for the first quarter of 2002, due to lower power pool prices and a more competitive market reducing NRG’s margin on sales.

      Earnings from equity investments decreased for the first quarter of 2002, due to relatively consistent equity earnings from NRG projects and lower equity earnings from Yorkshire. As a result of a sales agreement to sell the majority of its investment in Yorkshire Power, Xcel Energy did not record any equity earnings from Yorkshire Power after January 2001.

     Non-Fuel Operating Expense and Other Costs

      Regulated Other Operation and Maintenance Expenses for the first quarter of 2002 increased by approximately $11 million, or 3.0 percent, compared with the first quarter of 2001. The increased costs in the first quarter reflect higher outage costs and higher property insurance premiums, partially offset by lower labor-related costs.

      Nonregulated Other Operation and Maintenance Expenses increased by approximately $34 million, or 19.3 percent, for the first quarter of 2002, compared with the first quarter of 2001, primarily due to the expansion of NRG’s operations during the last nine months of 2001.

      Depreciation and amortization increased by approximately $47 million, or 22.1 percent, for the first quarter of 2002, compared with the first quarter of 2001, primarily due to acquisitions of generating facilities by NRG and capital additions to NRG-owned generation facilities and utility plant additions.

      Taxes (other than income taxes) declined largely due to a legislative change in Minnesota that reduced annual property taxes by approximately $30 million in September 2001 related proportionately to the first nine months of 2001. Approximately 70 percent of this reduction in property taxes will be returned to NSP-Minnesota customers.

      Interest expense increased by approximately $27 million, or 15.6 percent, for the first quarter of 2002, compared with the first quarter of 2001, primarily due to increased debt levels to fund several asset acquisitions by NRG, partially offset by increased amounts of capitalized interest related to NRG’s ongoing construction projects.

      Xcel Energy’s effective tax rate was 25.0 percent for the first quarter of 2002, compared with 32.8 percent for the first quarter of 2001. The change in the effective tax rate between years reflects the impact of tax credits, which represent a higher percentage of the lower pretax income levels in 2002, and also reflects the implementation of state tax planning strategies at NRG.

     Pending Accounting Changes

      SFAS No. 143 — In 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143 — “Accounting for Asset Retirement Obligations.” This statement will require Xcel Energy to record its future nuclear plant decommissioning obligations as a liability at fair value with a corresponding increase to the carrying value of the related long-lived asset. The liability will be increased to its present value each period, and the capitalized cost will be depreciated over the useful life of the related long-lived asset. If at the end of the asset’s life the recorded liability differs from the actual obligations paid, SFAS No. 143 requires that a gain or loss be recognized at that time.

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

      SFAS No. 143 also will affect Xcel Energy’s accrued plant removal costs for other generation, transmission and distribution facilities for its utility subsidiaries. Xcel Energy expects that these costs, which have yet to be estimated, will be reclassified from accumulated depreciation to regulatory liabilities based on the treatment of these costs in rates. Xcel Energy expects to adopt SFAS No. 143 as required on Jan. 1, 2003.

      SFAS No. 145 — In April 2002, the FASB issued SFAS No. 145 — “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which supercedes previous guidance for the reporting of gains and losses from extinguishment of debt and accounting for leases, among other things. The impact of SFAS No. 145 is not expected to be material to Xcel Energy.

     Market Risks

      Xcel Energy and its subsidiaries are exposed to market risks, including changes in commodity prices, interest rates and currency exchange rates as disclosed in Management’s Discussion and Analysis in its annual report on Form 10-K for the year ended Dec. 31, 2001. Commodity price and interest rate risks for Xcel

Energy’s regulated subsidiaries are mitigated in most jurisdictions due to cost-based rate regulation. There have been no material changes in the market risk exposures that affect the quantitative and qualitative disclosures presented as of Dec. 31, 2001, in Xcel Energy’s Annual Report on Form 10-K.

Liquidity and Capital Resources

     Cash Flows

	Three Months Ended
	March 31

	2002	2001

Net cash provided by operating activities (in millions)	$325	$260

      Cash provided by operating activities increased for the first three months of 2002, compared with the first three months of 2001. The increase was primarily due to improved working capital. Partially offsetting this increase was the effect of lower operating results in 2002, mainly at NRG.

	Three Months Ended
	March 31

	2001	2000

Net cash used in investing activities (in millions)	$(686)	$(1,718)

      Cash used in investing activities decreased for the first three months of 2002, compared with the first three months of 2001. The change is largely due to decreased levels of nonregulated capital expenditures and asset acquisitions, primarily at NRG.

	Three Months Ended
	March 31

	2002	2001

Net cash provided by financing activities (in millions)	$452	$1,589

      Cash provided by financing activities decreased for the first three months of 2002, compared with the first three months of 2001. The change is largely due to decreased short-term and long-term borrowings primarily related to decreased acquisitions and capital expenditures of NRG.

     Financing Activities

      In February 2002, Xcel Energy issued 23 million shares of common stock. The proceeds were used to fund a loan to NRG of $300 million. The remaining net proceeds were used to repay short-term debt.

      Xcel Energy may issue additional shares of common stock during 2002. Proceeds may be used for general corporate purposes, to buy down short-term debt or to fund nonregulated subsidiaries, including NRG.

      Short-term debt and financial instruments are discussed in Note 8 to the Financial Statements.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

      In the normal course of business, various lawsuits and claims have arisen against Xcel Energy. Management, after consultation with legal counsel, has recorded an estimate of the probable cost of settlement or other disposition for such matters. See Notes 4 and 5 of the Financial Statements in this Form 10-Q for further discussion of legal proceedings, including Regulatory Matters and Commitments and Contingent Liabilities, which are hereby incorporated by reference. Reference also is made to Item 3 of Xcel Energy’s 2001 Form 10-K for a description of certain legal proceedings presently pending. There are no new significant cases to report against Xcel Energy or its subsidiaries and there have been no notable changes in the previously reported proceedings, except as set forth below.

      Light Rail Lawsuit — In February 2001, NSP-Minnesota filed a lawsuit in the federal district court in Minneapolis seeking reimbursement of costs for relocating electric utility lines to allow for construction of a light rail transit (LRT) line in downtown Minneapolis. In May 2001, the Minnesota Department of Transportation and the Metropolitan Council (Defendants) obtained a preliminary injunction requiring NSP-Minnesota to move certain facilities. NSP-Minnesota has complied with the preliminary injunction and utility line relocation has commenced. NSP-Minnesota is capitalizing its costs incurred as construction work in progress. In April 2002, Defendants brought motions for summary judgment before the federal district court. The court has not yet ruled on these motions and no trial date will be established until such ruling is made. The decision as to who must pay the cost of relocation will be made after trial. In collateral matters regarding LRT construction, NSP-Minnesota has commenced a mandamus action in state court seeking an order requiring Defendants to commence condemnation proceedings concerning an underground substation, access to which is blocked by LRT. NSP-Minnesota also has commenced an action in state court alleging that LRT construction violates the Minnesota Environmental Rights Act and a separate action in federal district court alleging that the Federal Transit Administration’s failure to evaluate certain environmental effects of LRT violates the National Environmental Policy Act.

      Fortistar Litigation — In July 1999, Fortistar Capital, Inc., a Delaware corporation, filed a complaint in District Court (Fourth Judicial District, Hennepin County) in Minnesota against NRG asserting claims for injunctive relief and for damages as a result of NRG’s alleged breach of a confidentiality letter agreement with Fortistar relating to the Oswego facility in New York. NRG disputed Fortistar’s allegations and asserted numerous counterclaims. In October 1999, NRG, through a wholly owned subsidiary, closed on the acquisition of the Oswego facility. In April and December 2000, NRG filed summary judgment motions to dispose of the litigation. A hearing on these motions was held in February 2001 and certain of Fortistar’s claims were dismissed. On May 8, 2002, the parties resolved the litigation, pending final agreement on the terms of settlement. The settlement encompasses litigation with respect to the Oswego facility, as well as litigation between the parties with respect to Minnesota Methane LLC.

      NRG Litigation — In February 2002, individual stockholders of NRG filed nine separate, but similar, class action complaints in the Delaware Court of Chancery against Xcel Energy, NRG and the nine members of NRG’s board of directors. A similar class action lawsuit was filed in a Minnesota state court. Each of the actions challenged the offer and merger, which is discussed in Note 4 to the Financial Statement contained in Part 1, Item 1 of this quarterly report on Form 10-Q, and contained various allegations of wrongdoing on the part of the defendants in connection with the offer and the merger. As of April 3, 2002, counsel for the parties to the consolidated action in the Delaware Court of Chancery and the Minnesota action entered into a memorandum of understanding setting forth an agreement in principle to settle the actions based on the increase by Xcel Energy of the exchange ratio in the offer and merger to 0.5000.

Item 4.     Submissions of Matter to a Vote of Securities Holders

      Xcel Energy’s Annual Meeting of Shareholders was held on April 18, 2002, for the purpose of voting on the matters listed below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there were no solicitations in opposition to management’s solicitations. All of management’s nominees for directors as listed in the proxy statement were elected. The voting results were as follows:

      1. A proposal to elect four directors to Class I until the 2005 Annual Meeting of Shareholders:

Election of Director	Shares Voted For	Withheld Authority

C. Coney Burgess	290,038,728	7,321,042
A. Barry Hirschfeld	289,931,626	7,428,144
Allan L. Schuman	288,456,466	8,903,304
Albert F. Moreno	290,041,814	7,317,956

      2. Proposal to approve resolution concerning Xcel Energy’s sourcing policy:

Shares Voted For	Shares Voted Against	Shares Abstained

16,875,863	187,999,087	12,557,999

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits

      The following Exhibits are filed with this report:

      99.01 Statement pursuant to Private Securities Litigation Reform Act.

(b) Reports on Form 8-K

      The following reports on Form 8-K were filed either during the three months ended March 31, 2002, or between March 31, 2002, and the date of this report:

Jan. 14, 2002, (filed Jan. 14, 2002) Item 5. Other Events. Re: Disclosure of Xcel Energy’s position concerning an IRS Notice of Proposed Adjustment concerning loans of PSR Investments, Inc., a wholly owned subsidiary of PSCo.

Feb. 8, 2002, (filed Feb. 8, 2002) Item 5 and 7. Other Events and Exhibits. Re: Disclosure by Xcel Energy officials that recent published reports of merger talks naming specific companies were untrue.

Feb. 15, 2002, (filed Feb. 15, 2002) Item 5 and 7. Other Events and Exhibits. Re: Disclosure of Board approval of plans to commence and exchange offer by which Xcel Energy would acquire all of the outstanding publicly held shares of its subsidiary, NRG.

Feb. 15, 2002, (filed Feb. 19, 2002) Item 5 and 7. Other Events and Exhibits. Re: Disclosure that Xcel Energy informed the Board of its subsidiary, NRG, of its plans to commence the exchange offer to acquire all of NRG’s publicly held shares.

Feb. 20, 2002, (filed Feb. 20, 2002) Item 5 and 7. Other Events and Exhibits. Re: Disclosure of Board approval of plans to commence the exchange offer with NRG.

Feb. 22, 2002, (filed Feb. 22, 2002) Item 5. Other Events. Re: Disclosure of Xcel Energy’s response to the inquiries regarding the possible downgrade of NRG’s unsecured credit rating to below investment grade.

Feb. 25, 2002, (filed Feb. 25, 2002) Item 5. Other Events. Re: Disclosure of the audited financial statements of Xcel Energy and its subsidiaries for the year ended Dec. 31, 2001.

Feb. 25, 2002, (filed Feb. 27, 2002) Item 5 and 7. Other Events and Exhibits. Re: Disclosure of Xcel Energy’s offering of 20,000,000 shares of the company’s common stock and its registration with the SEC regarding these shares.

March 12, 2002, (filed March 12, 2002) Item 5. Other Events. Re: Disclosure of the SEC’s approval for Xcel Energy to use proceeds of securities issuances to invest an amount up to 100 percent of its consolidated returned earnings in EWGs and FUCOs.

March 13, 2002, (filed March 13, 2002) Item 5 and 7. Other Events and Exhibits. Re: Disclosure to update description of Xcel Energy’s common stock contained on Exhibit 99.05 to its Annual Report on Form 10-K for the year ended December 31, 1999.

March 26, 2002, (filed March 26, 2002) Item 5. Other Events. Re: Disclosure of Xcel Energy’s expectation for first quarter and annual earnings for 2002.

April 4, 2002, (filed April 5, 2002) Item 5 and 7. Other Events and Exhibits. Re: Disclosure that Xcel Energy revised the exchange offer for all of the publicly held shares of NRG.

April 16, 2002, (filed April 16, 2002) Item 5 and 7. Other Events and Exhibits. Re: Disclosure of Xcel Energy’s extension of its exchange offer with NRG to May 8, 2002.

April 24, 2002, (filed April 29, 2002) Item 5 and 7. Other Events and Exhibits. Re: Disclosure of Xcel Energy’s first quarter 2002 earnings.

May 7, 2002, (filed May 7, 2002) Item 5 and 7. Other Events and Exhibits. Re: Disclosure of Xcel Energy’s extension of the expiration of the exchange offer with NRG to May 17, 2002.

May 13, 2002, (filed May 13, 2002) Item 5. Other Events. Re: Xcel Energy transactions with Reliant Energy.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XCEL ENERGY INC.
(Registrant)

/s/ DAVID E. RIPKA

David E. Ripka
Vice President and Controller

/s/ EDWARD J. MCINTYRE

Edward J. McIntyre
Vice President and Chief Financial Officer

Date: May 15, 2002