Form 10-K
period 2002-12-31
XCEL ENERGY INC
filed 2003-03-31
CIK 72903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended Dec. 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☒ Yes ☐ No

As of June 28, 2002, the aggregate market value of the voting common stock held by non-affiliates of the Registrant was $6,649,735,234 and there were 396,940,044 shares of common stock outstanding.

As of March 15, 2003, there were 398,714,039 shares of common stock outstanding, $2.50 par value.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s Definitive Proxy Statement for its 2003 Annual Meeting of Shareholders is incorporated by reference into Part III of this Form 10-K.

Item l. Business
COMPANY OVERVIEW
UTILITY REGULATION
Ratemaking Principles
Fuel, Purchased Gas and Resource Adjustment Clauses
Pending Regulatory Matters
ELECTRIC UTILITY OPERATIONS
Competition and Industry Restructuring
Capacity and Demand
Energy Sources
Fuel Supply and Costs
Trading Operations
Nuclear Power Operations and Waste Disposal
Electric Operating Statistics
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
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9 — Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10 — Directors and Executive Officers of the Registrant
Item 11 — Executive Compensation
Item 12 — Security Ownership of Certain Beneficial Owners and Management
Item 13 — Certain Relationships and Related Transactions
Item 14 — Controls and Procedures
Item 15 — Exhibits, Financial Statement Schedules and Reports on Form 8-K
SCHEDULE II
Signatures
CERTIFICATIONS
EX-4.125 Registration Rights Agreement
EX-4.136 Redemption Agreement
EX-4.137 7.5 percent Convertible Senior Notes
EX-12.01 Computation of Ratio of Earnings
EX-21.01 Subsidiaries of Xcel Energy Inc.
EX-23.01 Consent of Independent Accountants
EX-23.02 Consent of Independent Accountants
EX-99.01 Statement pursuant to Private Securities
EX-99.02 Description of Business of NRG Energy Inc
EX-99.04 Certification pusuant to 18 USC Sec. 1350

Item 1. Business

COMPANY OVERVIEW

On Aug. 18, 2000, New Century Energies, Inc. (NCE) and Northern States Power Co. (NSP) merged and formed Xcel Energy Inc. (Xcel Energy). Xcel Energy, a Minnesota corporation, is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA). As part of the merger, NSP transferred its existing utility operations that were being conducted directly by NSP at the parent company level to a newly formed subsidiary of Xcel Energy named Northern States Power Co. Each share of NCE common stock was exchanged for 1.55 shares of Xcel Energy common stock. NSP shares became Xcel Energy shares on a one-for-one basis. As a stock-for-stock exchange for shareholders of both companies, the merger was accounted for as a pooling-of-interests and, accordingly, amounts reported for periods prior to the merger have been restated for comparability with post-merger results.

Xcel Energy directly owns six utility subsidiaries that serve electric and natural gas customers in 12 states. These six utility subsidiaries are Northern States Power Co., a Minnesota corporation (NSP-Minnesota); Northern States Power Co., a Wisconsin corporation (NSP-Wisconsin); Public Service Co. of Colorado, a Colorado corporation (PSCo); Southwestern Public Service Co., a New Mexico corporation (SPS); Black Mountain Gas Co., a Minnesota corporation (BMG), which has been sold pending regulatory approval; and Cheyenne Light, Fuel and Power Co., a Wyoming corporation (Cheyenne). Their service territories include portions of Arizona, Colorado, Kansas, Michigan, Minnesota, New Mexico, North Dakota, Oklahoma, South Dakota, Texas, Wisconsin and Wyoming. During 2002, Xcel Energy’s regulated businesses also included Viking Gas Transmission Co. (Viking) and its one-third interest in Guardian Pipeline, which was sold on Jan. 17, 2003, and WestGas InterState, Inc. (WGI), all interstate natural gas pipeline companies.

Xcel Energy also owns or has an interest in a number of nonregulated businesses, the largest of which is NRG Energy, Inc., a Delaware corporation (NRG), an independent power producer. Xcel Energy owned 100 percent of NRG at the beginning of 2000. About 18 percent of NRG was sold to the public in an Initial Public Offering in the second quarter of 2000, leaving Xcel Energy with an 82-percent interest at Dec. 31, 2000. In March 2001, another 8 percent of NRG was sold to the public, leaving Xcel Energy with an interest of about 74 percent at Dec. 31, 2001. On June 3, 2002, Xcel Energy acquired the 26 percent of NRG held by the public so that it again held 100 percent ownership at Dec. 31, 2002. NRG is facing extreme financial difficulties and, among other things, has missed numerous scheduled payments of principal and interest on its outstanding bank loans and bonds. NRG may seek, in the near future, protection under the bankruptcy laws. See Notes 2, 3, 4 and 7 to the Financial Statements. Xcel Energy recently reached a tentative agreement with various NRG creditors that, if implemented, would require Xcel Energy to pay NRG up to $752 million. See Nonregulated Subsidiaries under Item 1 for a further discussion of this matter.

In addition to NRG, Xcel Energy’s nonregulated subsidiaries include Utility Engineering Corp. (engineering, construction and design), Seren Innovations, Inc. (broadband telecommunications services), e prime inc. (natural gas marketing and trading), Planergy International, Inc. (enterprise energy management solutions), Eloigne Co. (investments in rental housing projects that qualify for low-income housing tax credits) and Xcel Energy International Inc. (an international independent power producer).

Xcel Energy was incorporated under the laws of Minnesota in 1909. Its executive offices are located at 800 Nicollet Mall, Minneapolis, Minn. 55402.

For information on the nonregulated subsidiaries of Xcel Energy, see Nonregulated Subsidiaries under Item 1. For information regarding Xcel Energy’s segments and foreign revenues, see Note 21 to the Consolidated Financial Statements.

Xcel Energy’s web site address is www.xcelenergy.com. Xcel Energy makes available, free of charge through its web site, its annual report on form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC).

Regulated Subsidiaries

NSP-Minnesota

NSP-Minnesota was incorporated in 2000 under the laws of Minnesota. NSP-Minnesota is an operating utility engaged in the generation, transmission and distribution of electricity and the transportation, storage and distribution of natural gas. NSP-Minnesota provides generation, transmission and distribution of electricity in Minnesota, North Dakota and South Dakota. NSP-Minnesota also purchases, distributes and sells natural gas to retail customers and transports customer-owned gas in Minnesota, North Dakota and South Dakota. NSP-Minnesota provides retail electric utility service to approximately 1.3 million customers and gas utility service to approximately 430,000 customers.

NSP-Minnesota owns the following direct subsidiaries: United Power and Land Co., which holds real estate; NSP Nuclear Corp., which holds NSP-Minnesota’s interest in the Nuclear Management Co.; and NSP Financing I, a consolidated special purpose financing trust.

NSP-Wisconsin

NSP-Wisconsin was incorporated in 1901 under the laws of Wisconsin. NSP-Wisconsin is an operating utility engaged in the generation, transmission and distribution of electricity to approximately 230,000 retail customers in northwestern Wisconsin and in the western portion of the Upper Peninsula of Michigan. NSP-Wisconsin is also engaged in the distribution and sale of natural gas in the same service territory to approximately 90,000 customers.

NSP-Wisconsin owns the following direct subsidiaries: Chippewa and Flambeau Improvement Co., which operates hydro reserves; Clearwater Investments Inc., which owns interests in affordable housing; and NSP Lands, Inc., which holds real estate.

PSCo

PSCo was incorporated in 1924 under the laws of Colorado. PSCo is an operating utility engaged primarily in the generation, purchase, transmission, distribution and sale of electricity and the purchase, transportation, distribution and sale of natural gas. PSCo serves approximately 1.3 million electric customers and approximately 1.2 million natural gas customers in Colorado.

PSCo owns the following direct subsidiaries: 1480 Welton, Inc., which owns certain real estate interests of PSCo; P.S.R. Investments, Inc., which owns and manages permanent life insurance policies on certain employees; Green and Clear Lakes Company, which owns water rights; and PSCo Capital Trust I, a consolidated special purpose financing trust. PSCo also holds a controlling interest in several other relatively small ditch and water companies whose capital requirements are not significant. PS Colorado Credit Corp., a finance company that was owned by PSCo and financed certain of PSCo’s current assets, was dissolved in 2002.

SPS

SPS was incorporated in 1921 under the laws of New Mexico. SPS is an operating utility engaged primarily in the generation, transmission, distribution and sale of electricity, which serves approximately 390,000 electric customers in portions of Texas, New Mexico, Oklahoma and Kansas. The wholesale customers served by SPS comprise approximately 36 percent of the total kilowatt-hour sales.

SPS owns a direct subsidiary, SPS Capital I, which is a consolidated special purpose financing trust.

Other Regulated Subsidiaries

Cheyenne was incorporated in 1900 under the laws of Wyoming. Cheyenne is an operating utility engaged in the purchase, transmission, distribution and sale of electricity and natural gas, primarily serving approximately 37,000 electric customers and 30,000 natural gas customers in and around Cheyenne, Wyo.

BMG was incorporated in 1999 under the laws of Minnesota. BMG is a natural gas and propane distribution company, located in Cave Creek, Ariz., with approximately 9,300 customers. We have entered into an agreement to sell BMG. The sale is subject to the receipt of several regulatory approvals.

Viking Gas is an interstate natural gas pipeline serving portions of Minnesota, Wisconsin and North Dakota. Viking operated exclusively as a transporter of natural gas for third-party shippers under authority granted by the Federal Energy Regulatory Commission (FERC). On Jan. 17, 2003, Xcel Energy completed the sale of its interest in Viking, including its ownership interest in Guardian Pipeline, LLC (Guardian).

WGI was incorporated in 1990 under the laws of Colorado. WGI is a natural gas transmission company engaged in transporting natural gas from Chalk Bluffs, Colo., to Cheyenne, Wyo.

UTILITY REGULATION

Ratemaking Principles

The Xcel Energy system is subject to the regulatory oversight of the Securities and Exchange Commission (SEC) under PUHCA. The rules and regulations under PUHCA generally limit the operations of a registered holding company to a single integrated public utility system, plus additional energy-related businesses. PUHCA rules require that transactions between affiliated companies in a registered holding company system be performed at cost, with limited exceptions. See additional discussion of PUHCA requirements under Factors Affecting Results of Operations and Liquidity and Capital Resources in Management’s Discussion and Analysis under Item 7.

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and wholesale electric energy, hydro facility licensing and certain other activities of Xcel Energy’s utility subsidiaries. Federal, state and local agencies also have jurisdiction over many of Xcel Energy’s other activities, including regulation of retail rates and environmental matters.

Xcel Energy is unable to predict the impact on its operating results from the future regulatory activities of any of these agencies. Xcel Energy's utility subsidiaries are responsible for compliance with all rules and regulations issued by the various agencies.

NSP-Minnesota

Retail rates, services and other aspects of NSP-Minnesota’s operations are subject to the jurisdiction of the Minnesota Public Utilities Commission (MPUC), the North Dakota Public Service Commission (NDPSC) and the South Dakota Public Utilities Commission (SDPUC) within their respective states. The MPUC possesses regulatory authority over aspects of NSP-Minnesota’s financial activities, including security issuances, certain property transfers, mergers with other utilities and transactions between NSP-Minnesota and its affiliates. In addition, the MPUC reviews and approves NSP-Minnesota’s electric resource plans and gas supply plans for meeting customers’ future energy needs. The MPUC also certifies the need for generating plants greater than 50 megawatts and transmission lines greater than 100 kilovolts. NSP-Minnesota is subject to the jurisdiction of the FERC with respect to its wholesale electric operations, accounting practices, wholesale sales for resale and the transmission of electricity in interstate commerce. NSP-Minnesota has received authorization from the FERC to make wholesale electric sales at market-based prices.

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

NSP-Wisconsin

NSP-Wisconsin is subject to regulation of similar scope by the Public Service Commission of Wisconsin (PSCW) and the Michigan Public Service Commission (MPSC). In addition, each of the state commissions certifies the need for new generating plants and electric and retail gas transmission lines of designated capacities to be located within the respective states before the facilities may be sited and built. NSP-Wisconsin is subject to the jurisdiction of the FERC with respect to its wholesale electric operations, accounting practices, wholesale sales for resale and the transmission of electricity in interstate commerce.

The PSCW has a biennial base-rate filing requirement. By June of each odd-numbered year, NSP-Wisconsin must submit a rate filing for the two-year test year period beginning the following January. The filing procedure and review generally allow the PSCW sufficient time to issue an order and implement new base rates effective with the start of the test year.

PSCo

PSCo is subject to the jurisdiction of the Colorado Public Utilities Commission (CPUC) with respect to its facilities, rates, accounts, services and issuance of securities. PSCo is subject to the jurisdiction of the FERC with respect to its wholesale electric operations, accounting practices, wholesale sales for resale and the transmission of electricity in interstate commerce. PSCo has received authorization from the FERC to make wholesale electricity sales at market-based prices. Also, PSCo holds a FERC certificate that allows it to transport natural gas in interstate commerce without PSCo becoming subject to full FERC jurisdiction.

SPS

The Public Utility Commission of Texas (PUCT) has jurisdiction over SPS’ Texas operations as an electric utility and over its retail rates and services. The municipalities in which SPS operates in Texas have original jurisdiction over SPS’ rates in those communities. The New Mexico Public Regulatory Commission (NMPRC) has jurisdiction over the issuance of securities and accounting. The NMPRC, the Oklahoma Corporation Commission and the Kansas Corporation Commission have jurisdiction with respect to retail rates and services in their respective states. SPS is subject to the jurisdiction of the FERC with respect to its wholesale electric operations, accounting practices, wholesale sales for resale and the transmission of electricity in interstate commerce. SPS has received authorization from the FERC to make wholesale electricity sales at market-based prices.

Cheyenne

Cheyenne is subject to the jurisdiction of the Wyoming Public Service Commission (WPSC) with respect to its facilities, rates, accounts, services and issuance of securities.

Other

Viking and WGI are subject to FERC jurisdiction and each holds a FERC certificate, which allows them to transport natural gas in interstate commerce pursuant to the provisions of the Natural Gas Act. BMG is subject to the regulation of the Arizona Corporation Commission (ACC).

Fuel, Purchased Gas and Resource Adjustment Clauses

NSP-Minnesota

NSP-Minnesota’s retail electric rate schedules provide for monthly adjustments to billings and revenues for current changes in the cost of fuel and purchased energy compared with the latest costs included in rates. NSP-Minnesota is permitted to recover the cost of financial instruments associated with fuel and purchased energy through a fuel clause adjustment. Changes in capacity charges are not recovered through the fuel clause. NSP-Minnesota’s electric wholesale customers do not have a fuel clause provision in their contracts. Instead, the contracts have an escalation factor.

Retail gas rate schedules for NSP-Minnesota include a purchased gas adjustment (PGA) clause that provides for rate adjustments for changes in the current unit cost of purchased gas compared with the latest costs included in rates. The PGA factors in Minnesota are calculated for the current month based on the estimated purchased gas costs for that month. The MPUC has the authority to disallow certain costs if it finds the utility was not prudent in its procurement activities.

NSP-Minnesota is required by Minnesota law to spend a minimum of 2 percent of Minnesota electric revenue and 0.5 percent of Minnesota gas revenue on conservation improvement programs (CIP). Electric and gas conservation and energy management program expenditures are recovered through an annual recovery mechanism. NSP-Minnesota is required to request a new cost recovery level annually.

NSP-Wisconsin

NSP-Wisconsin does not have an automatic electric fuel adjustment clause for Wisconsin retail customers. Instead, it has a procedure that compares actual monthly and anticipated annual fuel costs with those costs that were included in the latest retail electric rates. If the comparison results in a difference outside a prescribed range, the PSCW may hold hearings limited to fuel costs and revise rates upward or downward. Any revised rates would be effective until the next rate case. The adjustment approved is calculated on an annual basis, but applied prospectively. NSP-Wisconsin’s wholesale electric rate schedules provide for adjustments to billings and revenues for changes in the cost of fuel and purchased energy.

NSP-Wisconsin has a monthly gas cost recovery mechanism in Wisconsin to recover the actual cost of natural gas.

NSP-Wisconsin’s gas and retail electric rate schedules for Michigan customers include gas cost recovery factors and power supply cost recovery factors, which are based on 12-month projections. After each 12-month period, a reconciliation is submitted whereby over-collections are refunded and any under-collections are collected from the customers over the subsequent 12-month period.

PSCo

PSCo currently has seven retail adjustment clauses that recover fuel, purchased energy and resource costs: the incentive-cost adjustment (ICA), the interim adjustment clause (IAC), the air-quality improvement rider (AQIR), the demand-side management cost adjustment (DSMCA), the qualifying facilities capacity cost adjustment (QFCCA), the gas cost adjustment (GCA) and the steam cost adjustment (SCA). These adjustment clauses allow certain costs to be recovered from retail customers. PSCo is required to file applications with the CPUC for approval in advance of the proposed effective dates.

The ICA allows for an equal sharing between retail electric customers and shareholders of certain fuel and purchased energy cost changes for such costs prior to Jan. 1, 2003. The IAC recovers fuel and energy costs incurred during 2003 until the conclusion of the 2002 general rate case, at which time the fuel and purchased energy cost recovery from Jan. 1, 2003, onward shall be recalculated in accordance with the mechanism approved by the CPUC in the 2002 general rate case. The AQIR recovers over a 15-year period the incremental cost (including fuel and purchased energy) incurred by PSCo as a result of voluntary investments to reduce emissions and improve air quality in the Denver metro area. The DSMCA clause currently permits PSCo to recover DSM costs over five years while non-labor incremental expenses and carrying costs associated with deferred DSM costs are recovered on an annual basis. PSCo also has implemented a low-income energy assistance program. The costs of this energy conservation and weatherization program for low-income customers are recovered through the DSMCA. The QFCCA provides for recovery of purchased capacity costs from certain qualified facilities not otherwise reflected in base electric rates. The QFCCA will expire at the conclusion of the 2002 general rate case. Through its GCA, PSCo is allowed to recover its actual costs of purchased gas. The GCA rate is revised at least annually to coincide with changes in purchased gas costs. Purchased gas costs and revenues received to recover gas costs are compared on a monthly basis and differences are deferred. In 2002, PSCo requested to modify the GCA to allow for monthly changes in gas rates. A final decision on this proceeding is expected in 2003. PSCo, through its SCA, is allowed to recover the difference between its actual cost of fuel and the amount of these costs recovered under its base steam service rates. The SCA rate is revised annually to coincide with changes in fuel costs.

SPS

Fuel and purchased power costs are recoverable in Texas through a fixed fuel factor, which is part of SPS’ retail electric rates. If it appears that SPS will materially over-recover or under-recover these costs, the factor may be revised upon application by SPS or action by the PUCT. The rule requires refunding and surcharging over- or under-recovery amounts, including interest, when they exceed 4 percent of the utility’s annual fuel and purchased power costs, as allowed by the PUCT, if this condition is expected to continue. PUCT regulations require periodic examination of SPS fuel and purchased power costs, the efficiency of the use of such fuel and purchased power, fuel acquisition and management policies and purchase power commitments. Under the PUCT’s regulations, SPS is required to file an application for the PUCT to retrospectively review at least every three years the operations of SPS’ electric generation and fuel management activities.

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

Cheyenne

All electric demand and purchased power costs are recoverable through an energy adjustment clause. All purchased gas costs are recoverable through a gas cost adjustment clause. Differences in costs incurred from costs recovered in rates are deferred and recovered through prospective adjustments to rates. However, rate changes for cost recovery require WPSC approval before going into effect. Historically, customers have been provided carrying costs on over-collected costs, but Cheyenne has not been allowed to collect carrying charges for under-recovered costs.

Other Regulatory Mechanisms and Requirements

NSP-Minnesota

In December 2000, the NDPSC approved Xcel Energy’s “PLUS” performance-based regulation proposal for its electric operations in the state. The plan established operating and service performance standards in the areas of system reliability, customer satisfaction, price and worker safety. NSP — Minnesota’s performance determines the range of allowed return on equity for its North Dakota electric operations. The plan will generate refunds or surcharges when earnings fall outside of the allowed return on equity range. The PLUS plan will remain in effect through 2005.

PSCo

The CPUC established an electric performance-based regulatory plan (PBRP) under which PSCo operates. See further discussion under Item 7, Management’s Discussion and Analysis.

SPS

Prior to June 2001, SPS operated under an earnings test in Texas, which required excess earnings to be returned to the customers. In May 2000, SPS filed its 1999 earnings report with the PUCT, indicating no excess earnings. In September 2000, the PUCT staff and the Office of Public Utility Counsel filed with the PUCT a notice of disagreement, indicating adjustments to SPS calculations, which would result in excess earnings. During 2000, SPS recorded an estimated obligation of approximately $11.4 million for 1999 and 2000. In February 2001, the PUCT ruled on the disputed issues in the 1999 report and found that SPS had excess earnings of $11.7 million. This decision was appealed by SPS to the District Court. On Dec. 11, 2001, SPS entered into an overall settlement of all earnings issues for 1999 through 2001, which reduced the excess earnings for 1999 to $7.3 million and found that there were no excess earnings for 2000 or through June 2001. The settlement also provided that the remaining excess earnings for 1999 could be used to offset approved transition costs that SPS was seeking to recover. The PUCT approved the overall settlement on Jan. 10, 2002.

Pending Regulatory Matters

Xcel Energy

FERC Investigation Against All Wholesale Electric Sellers — On May 8, 2002, the FERC ordered all sellers of wholesale electricity and/or ancillary services to the California Independent System Operator or Power Exchange, including PSCo and NRG, to respond to data requests, including requests for admissions with respect to certain trading strategies in which the companies may have engaged. The investigation was in response to memoranda prepared by Enron Corp. that detailed certain trading strategies engaged in during 2000 and 2001 that may have violated market rules. On May 22, 2002, Xcel Energy and NRG reported to the FERC that they had not engaged directly in any of the trading strategies or activities outlined in the May 8, 2002, request.

However, Xcel Energy in that submission reported that at times during 2000 and 2001, PSCo did sell energy to another energy company that may then have resold the electricity for delivery into California as part of an overstated electricity load in schedules submitted to the California Independent System Operator. During that period, the regulated operations of PSCo made sales to the other electricity provider of approximately 8,000 megawatt-hours in the California intra-day market, which resulted in revenues to Xcel Energy of approximately $1.5 million. Xcel Energy cannot determine from its records what part of such sales was associated with such possible over-schedules. Subsequently, in the California Refund Proceeding, as discussed later, PSCo informed the FERC that evidence that was adduced by certain California litigants appears to indicate that the PSCo trader involved in these transactions did not believe that they involved overstated schedules, and that Xcel Energy accordingly may have over reported transactions in that submission.

To supplement the May 8, 2002, request, on May 21, 2002, the FERC ordered all sellers of wholesale electricity and/or ancillary services in the United States portion of the Western Systems Coordinating Council during 2000 and 2001 to report whether they had engaged in activities referred to as “wash,” “round trip” or “sell/buyback” trading. On May 31, 2002, Xcel Energy reported to the FERC that PSCo had not engaged in so-called “round trip” electricity trading as identified in the May 21, 2002, inquiry.

On May 13, 2002, Xcel Energy reported that PSCo had engaged in a group of transactions in 1999 and 2000 with the trading arm of Reliant Resources in which PSCo bought a quantity of power from Reliant and simultaneously sold the same quantity back to Reliant. For doing this, PSCo normally received a small profit. PSCo made a total pretax profit of approximately $110,000 on these transactions. Also, PSCo engaged in one trade with Reliant in which PSCo simultaneously bought and sold power at the same price without realizing any profit. In this transaction, PSCo agreed to buy from Reliant 15,000 megawatts per hour, during the off-peak hours of the months of November and December 1999. Collectively, these sales with Reliant consisted of approximately 10 million megawatt hours in 1999 and 1.8 million megawatt hours in 2000 and represented approximately 55 percent of PSCo's trading volumes for 1999 and approximately 15 percent of PSCo's trading volumes in 2000. The purpose of the non-profit transaction was in consideration of future for-profit transactions, such as those discussed above. PSCo engaged in these transactions, such as those discussed above with Reliant for the proper commercial objective of making a profit. It did not enter into these transactions to inflate volumes or revenues, and at the time the transactions occurred, the transactions were reported net in our financial statements.

On March 26, 2003, the FERC at its open meeting discussed this investigation and stated its intent to issue show cause orders to thirty identified market participants, requesting that these entities explain why their conduct did not constitute impermissible gaming under applicable tariffs and why they should not have to disgorge unjust profits or be subjected to other remedies. PSCo was not identified as one of these market participants. However, it was indicated that NRG would be asked to show cause why its prices from May to October, 2000, did not constitute economic withholding and inflated bidding and why it should not be required to disgorge unjust profits or be subjected to other remedies.

Section 206 Investigation Against All Wholesale Electric Sellers — In November 2001, the FERC issued an order under Section 206 of the Federal Power Act initiating a “generic” investigation proceeding against all jurisdictional electric suppliers making sales in interstate commerce at market-based rates. NSP-Minnesota, PSCo, SPS and certain NRG affiliates previously received FERC authorization to make wholesale sales at market-based rates, and have been engaged in such sales subject to rates on file at the FERC. The order proposed that all wholesale electric sales at market-based rates conducted starting 60 days after publication of the FERC order in the Federal Register would be subject to refund conditioned on factors determined by the FERC.

In December 2001, the FERC issued a supplemental order delaying the effective date of the subject to refund condition, but subject to further investigation and proceedings. Numerous parties filed comments in January 2002, and reply comments were filed in February of that year. Further, the FERC staff convened a conference in this proceeding in February 2002. The FERC has not yet acted on the matter.

California Refund Proceeding — A number of parties purchasing energy in markets operated by the California Independent System Operator (California ISO) or the California Power Exchange (PX) have asserted prices paid for such energy were unjust and unreasonable and that refunds should be made in connection with sales in those markets for the period Oct. 2, 2000 through June 20, 2001. PSCo and NRG supplied energy to these markets during the referenced period and have been an active participant in the proceedings. The FERC ordered an investigation into the California ISO and PX spot markets and concluded that the electric market structure and market rules for wholesale sales of energy in California were flawed and have caused unjust and unreasonable rates for short-term energy under certain conditions. The FERC ordered modifications to the market structure and rules in California and established an administrative law judge (ALJ) to make findings with respect to, among other things, the amount of refunds owed by each supplier based on the difference between what was charged and what would have been charged in a more functional market, i.e., the “market clearing price,” which in turn is based on the unit providing energy in an hour with the highest incremental cost. The initial proceeding related to California’s demand for $8.9 billion in refunds from power sellers. The ALJ subsequently stated that after assessing a refund of $1.8 billion for power prices, power suppliers were owed $1.2 billion because the State was holding funds owed to suppliers. Because of the low volume of sales that PSCo had into California after this date, PSCo’s exposure is estimated at approximately $1.2 million, which is offset by amounts owed by the California ISO to PSCo in excess of that amount. The purchasing parties have appealed this decision. They have also asserted that the refund effective date should be set at an earlier date. The FERC has allowed the purchasing parties to request additional information regarding the market participants’ uses of certain strategies and the effect those strategies may have had on the market. The purchasing parties have filed a pleading at the FERC in which they claim that use of these strategies justifies an earlier refund effective date. An earlier effective date could increase PSCo’s exposure to approximately $15 million.

On March 26, 2003, FERC at its open meeting discussed and voted on a draft order in this proceeding. Based on the discussion of the draft order, it would appear that the FERC is going to use different gas costs to determine the applicable market clearing prices for the refund period. The effect of this change will be to increase PSCo's and other sellers' refund exposure. However, it does not appear from the discussion that the FERC will move back the applicable refund effective date. It may be expected that California litigants will request rehearing of this aspect of the order after it is issued.

Commodity Futures Trading Commission Investigation — Pursuant to a formal order of investigation, on June 17, 2002 the Commodity Futures Trading Commission (CFTC) issued broad subpoenas to Xcel Energy on behalf of its affiliates, including NRG, calling for production, among other things, of “all documents related to natural gas and electricity trading” (the “June 17, 2002 subpoenas”). Since that time, Xcel Energy has produced documents and other materials in response to numerous more specific requests under the June 17, 2002 subpoenas. Certain of these requests and Xcel Energy’s responses have concerned so-called “round-trip trades.” By a subpoena dated Jan. 29, 2003 and related letter requests (the “Jan. 29, 2003 subpoena”), the CFTC has requested that Xcel Energy produce all documents related to all data submittals and documents provided to energy industry publications. Xcel Energy has produced documents and other materials in response to the Jan. 29, 2003 subpoena, including a report identifying instances where Xcel Energy’s e prime subsidiary reported natural gas transactions to an industry publication in a manner inconsistent with the publication’s instructions. Xcel Energy believes this reporting did not affect the financial accounting treatment of any transaction recorded in e prime’s books and records. Also beginning on Jan. 29, 2003, the CFTC has sought testimony from two employees, and has notified Xcel Energy of its intention to seek additional testimony from numerous other employees and executives, concerning the reporting of energy transactions to industry publications. Xcel Energy and NRG are cooperating in the CFTC investigation, but cannot predict the outcome of any investigation.

SEC Trading Investigation — Pursuant to a formal order of investigation, on June 26, 2002 the SEC issued a subpoena to Xcel Energy requesting all documents concerning any so-called “round trip trades” with Reliant Resources, Inc. Pursuant to a another formal order of investigation, on Oct. 3, 2002 the SEC issued a subpoena to Xcel Energy calling for additional information concerning certain energy trades between Xcel Energy on the one hand and Duke Energy Corporation and Mirant Corporation on the other, involving the same product, quantity and price executed on the same day. Xcel Energy has produced documents and has cooperated in these investigations, but cannot predict the outcome of any investigation.

FERC Transmission Inquiry — The FERC has begun a formal, non-public inquiry relating to the treatment by public utility companies of affiliates in generator interconnection and other transmission matters. In connection with the inquiry, the FERC has asked Xcel Energy and its utility subsidiaries for certain information and documents. Xcel Energy and its utility subsidiaries are complying with the request.

PUHCA Regulation — See discussion of pending issues under PUHCA regulation at Management’s Discussion and Analysis — Liquidity and Capital Resources.

NSP-Minnesota

Minnesota Emissions Reduction Program — In July 2002, NSP-Minnesota filed for approval by the MPUC of a proposal to invest in existing NSP-Minnesota generation facilities to reduce emissions under the terms of legislation adopted by the 2001 Minnesota Legislature. The NSP-Minnesota proposal includes the installation of state-of-the-art pollution control equipment at the A. S. King plant and conversion of the High Bridge and Riverside plants to use natural gas rather than coal. Under the proposal, major construction would start in 2005 and be completed in 2009. Under the terms of the statute, the filing concurrently seeks approval of a rate recovery mechanism for the costs of the proposal, estimated to total $1.1 billion. The rate recovery would be through an annual automatic adjustment mechanism authorized by 2001 legislation, outside a general rate case, and is proposed to be effective at the expiration of the NSP-Minnesota merger rate freeze, which extends through 2005 unless certain exemptions are triggered. The rate recovery proposed by NSP-Minnesota would allow recovery of financing costs of capital expenditures prior to the in-service date of equipment to be installed at each plant. The proposal is pending comments by interested parties. Other regulatory approvals, such as environmental permitting, are needed before the proposal can be implemented. On Dec. 30, 2002, the Minnesota Pollution Control Agency issued a report to the MPUC in which it found that the NSP-Minnesota emission reduction proposal is appropriate and complies with the requirements of the 2001 legislation. The MPUC must now act on the proposal.

Renewable Cost Recovery Tariff — In April 2002, NSP-Minnesota filed for MPUC authorization to recover in retail rates the costs of electric transmission facilities constructed to provide transmission service for renewable energy. The rate recovery would be through an automatic adjustment mechanism authorized by 2001 legislation, outside a general rate case. In January 2003, the MPUC issued an order approving the tariff subject to certain modifications.

Minnesota Financial and Service Quality Investigation — On Aug. 8, 2002, the MPUC asked for information related to the impact of the financial circumstances of NSP-Minnesota’s affiliate, NRG. Subsequent to that date, several newspaper articles alleged concerns about the reporting of service quality data and NSP-Minnesota’s overall maintenance practices. In an order dated Oct. 22, 2002, the MPUC directed the Minnesota Department of Commerce (DOC) and the Office of the Attorney General (OAG) to investigate the accuracy of NSP-Minnesota’s reliability records and to allow for further review of its maintenance and other service quality measures. In addition, the order requires NSP-Minnesota to report specified financial information and work with interested parties on various issues to ensure NSP-Minnesota’s commitments are fulfilled. The DOC and OAG have begun their investigation. There is no scheduled date for completion of this inquiry. The order references the NSP-Minnesota commitment, made at the time of the NSP/NCE merger, to not seek a rate increase until 2006 unless certain exceptions are met. In addition, among other requirements, the order imposes restrictions on NSP-Minnesota’s ability to encumber utility property, provide intercompany loans and the method by which NSP-Minnesota can calculate its cost of capital in present and future filings before the MPUC. On Jan. 3, 2003, the MPUC subsequently issued an order separating the financial aspect of this proceeding from the state agency’s inquiry into NSP-Minnesota’s service quality reporting and allowing the agencies to continue to investigate other allegations in existing dockets. As a result, these two matters will proceed under separate dockets. On March 10, 2003, the DOC and OAG submitted a progress report to the MPUC drafted by the state agencies auditor. The report documents alleged instances of record keeping inconsistencies and misstatements and concludes it would be nearly impossible to establish the magnitude of misstatements in the record keeping system. In submitting the progress report, the state agencies noted, however, that the total outage duration stated would need to increase by nearly 33 million minutes to violate state-imposed standards. NSP-Minnesota vigorously disputes the method, findings and conclusions of the report.

Time-of-Use Pilot Project — As required by MPUC Orders, NSP-Minnesota has been working to develop a time-of-use pilot project that would attempt to measure customer response and conservation potential of such a program. This pilot project explores providing customers with pricing signals and information that could better inform them when choices about their use of electricity based on its costs. NSP-Minnesota has petitioned the MPUC for recovery of program costs. 2002 program costs are approximately $2 million. The DOC has supported deferred accounting to provide for recovery of prudent, otherwise unrecovered and appropriate costs, subject to a normal prudence review process. The OAG has argued that cost recovery should be denied for several reasons. An MPUC hearing on these issues is likely in the first half of 2003.

Electric Transmission Construction — In December 2001, NSP-Minnesota filed for certificates of need applications requesting authorization of construction of various high voltage transmission facilities to provide generator outlet for up to 825 megawatts of wind generation in southwest Minnesota. The projected cost is approximately $160 million. On March 11, 2003, the MPUC issued an order granting certificates of need supporting NSP-Minnesota’s preferred transmission construction plan. The certificates of need were issued with conditions that require NSP-Minnesota to purchase wind-powered electric generating capacity to match the increased transmission capacity created by the certified lines.

Filings will be made with the MEQB to decide routing issues associated with the transmission plan. MEQB decisions are expected by the end of 2003 and into 2004. Construction is expected to be complete in the spring of 2007.

NSP-Wisconsin

Retail Electric Fuel Rates — In August 2002, NSP-Wisconsin filed an application with the PSCW, requesting a decrease in Wisconsin retail electric rates for fuel costs. The amount of the proposed rate decrease was approximately $6.3 million on an annual basis. The reasons for the decrease include moderate weather, lower-than-forecast market power costs and optimal plant availability. On Aug. 7, 2002, the PSCW issued an order approving the fuel rate credit. The rate credit went into effect Aug. 12, 2002.

On Oct. 9, 2002, NSP-Wisconsin filed an application with the PSCW requesting another decrease in Wisconsin retail electric rates for fuel costs. The incremental amount of the second proposed rate decrease was approximately $5 million on an annual basis. The reasons for the additional decrease include continued moderate weather, lower-than-forecast market power costs and optimal plant availability. On Oct. 16, 2002, the PSCW issued an order approving the revised fuel rate credit, effective Oct. 19, 2002.

On Oct. 22, 2002, NSP-Wisconsin filed an application with the PSCW requesting the establishment of a new fuel monitoring range and fuel recovery factor for 2003. On Jan. 30, 2003, the PSCW issued an order authorizing a new fuel monitoring range for 2003 and a new fuel recovery factor effective Feb. 3, 2003. This results in an annual revenue increase of approximately $5 million from the fuel credit factor the PSCW approved Oct. 16, 2002.

Michigan Transfer Pricing — On Oct. 3, 2002, the MPSC denied NSP-Wisconsin’s request for a waiver of the section of the Michigan Electric Code of Conduct (Michigan Code) dealing with transfer pricing policy. The Michigan Code requires the price of goods and services provided by an affiliate of NSP-Wisconsin to be at the lower of market price or cost plus 10 percent, and the price of goods and services provided by NSP-Wisconsin to an affiliate be at the higher of cost or market price. NSP-Wisconsin requested the waiver based on its belief that the Michigan Code conflicts with SEC requirements to price goods and services provided between affiliates at cost. In November 2002, NSP-Wisconsin filed a request for reconsideration of the Oct. 3, 2003, order. On Jan. 31, 2003, the MPSC granted the NSP-Wisconsin’s request for a waiver from this section of the Michigan Code. In its decision, the MPSC indicated that it should grant the waiver to avoid placing NSP-Wisconsin in a position where it may be unable to comply with the Michigan Code and the pricing standards enforced by the SEC.

PSCo

Incentive Cost Adjustment — PSCo’s 2001 calendar year energy costs under the ICA were approximately $19 per megawatt-hour, compared with the $12.78 per megawatt-hour rate that was billed to customers. The sharing of certain energy wholesale trading margins mitigated the significant under-recovery of energy costs for 2001. In early 2002, PSCo filed to increase the ICA rate earlier than originally agreed in the merger stipulation and agreement to mitigate future cost deferrals and to recover the projected ICA energy costs of $148 million for calendar year 2002. On May 10, 2002, the CPUC approved a settlement agreement between PSCo and other parties to increase the recovery of energy costs to $14.88 per megawatt-hour ($12.78 through base electric rates and $2.10 through the ICA), providing for recovery of the deferred costs as of Dec. 31, 2001, and the projected 2002 costs over a 34-month period from June 1, 2002 through March 31, 2005. On March 5, 2003, PSCo filed to reduce the ICA rate to $2.07 per megawatt hour.

PSCo’s costs for 2002 were approximately $17 per megawatt-hour or approximately $56 million less than the energy costs for the 2001 test year. Under the ICA mechanism, retail customers and PSCo share this difference equally. A CPUC proceeding to review and approve the incurred and recoverable 2001 costs under the ICA is in process. A review of the 2002 recoverable ICA costs will be conducted in a separate future proceeding. The results of these rate proceedings could impact the cost recovery and sharing amounts recorded under the ICA for 2001 and 2002.

On May 31, 2002, PSCo filed with the CPUC seeking to change its electric base rates and increase the recovery of fuel and purchased power expense by $113 million annually through a mechanism called the electric commodity adjustment (ECA). The IAC, filed in January 2003, resulted in an annual increase in fuel and purchased power expense recovery revenue of $123 million predicated on calendar year 2003 forecasted retail sales for PSCo. Finally, on Feb. 12, 2003, PSCo filed supplemental rebuttal testimony revising its original ECA request made on May 31, 2002. In this filing, PSCo is seeking ECA rates that would increase the annual recovery of fuel and purchased energy expense by $186 million over the annual level of recovery at May 31, 2002. Since $123 million of the requested $186 million is already in effect, the net increase requested on Feb. 12, 2003, is $63 million.

There are four factors accounting for the change from $113 million requested in the May 31, 2002, filing and the $186 million requested in the Feb. 12, 2003, filing. Specifically, the Feb. 12, 2003, filing contains: a revision in ECA costs caused by a renegotiated purchased power contract; a revised 2003 sales forecast; an updated forecast of natural gas costs used as a fuel source in electric generating stations; and a correction for transformation and line losses made to the level of kilowatt-hours used in deriving the proposed level of annual ECA costs.

2002 General Rate Case — In May 2002, PSCo filed a combined general retail electric, gas and thermal energy base rate case with the CPUC to address increased costs for providing services to Colorado customers. This filing was required as part of the Xcel Energy Merger Stipulation and Agreement previously approved by the CPUC. See additional discussion under Item 7, Management’s Discussion and Analysis.

Gas Cost Prudence Review — In May 2002, the staff of the CPUC filed testimony in PSCo’s gas cost prudence review case, recommending $6.1 million in disallowances of gas costs for the July 2000 through June 2001 gas purchase year. Hearings were held before an ALJ in July 2002. On Feb. 10, 2003, the ALJ issued a recommended decision rejecting the proposed disallowances and approving PSCo’s gas costs for the subject gas purchase year as prudently incurred. The decision is subject to CPUC review.

Gas Rate Requests — In September 2002, PSCo filed a request with the CPUC for a $65-million annual reduction in the natural gas cost component of rates in Colorado. The CPUC approved the requested decrease by order issued Sept. 27, 2002, with the new rates effective Oct. 1, 2002.

In March 2003, PSCo filed a request with the CPUC for a $95.6 million increase in the natural gas cost component of rates in Colorado for the period March 21, 2003 through Sept. 30, 2003. The CPUC approved the requested increase by order issued March 20, 2003. The cost adjustment will not result in any additional gas margin for PSCo, as the increase reflects additional costs for purchasing natural gas on behalf of its customers. Natural gas costs are passed on to customers on a dollar-per-dollar basis.

PSCo Fuel Clause Investigation — Certain wholesale power customers of PSCo have filed complaints with the FERC alleging PSCo has been improperly collecting certain fuel and purchased energy costs through the wholesale fuel cost adjustment clause included in their rates. The FERC consolidated the complaints and set them for hearing and settlement judge procedures. In November 2002, the Chief Judge terminated settlement procedures after settlement was not reached. The investigation is currently in the discovery process and hearings are set for August 2003.

Home Builders Association of Metropolitan Denver — Home Builders Association of Metropolitan Denver (HBA) filed a formal complaint with the CPUC on Feb. 23, 2001, requesting an award of reparations for excessive charges related to construction payments under PSCo’s gas extension tariff as a result of PSCo’s alleged failure to file revisions to its published construction allowances since 1996. HBA seeks an award of $13.6 million, including interest on behalf of all of PSCo’s gas extension applicants since Oct. 1, 1996. HBA also seeks recovery of its attorney’s fees.

Hearings were held before an ALJ on Aug. 29, 2001, and Sept. 24, 2001. On Jan. 15, 2002, the ALJ issued a recommended decision dismissing HBA’s complaint. The ALJ found that HBA failed to show that there have been any “excessive charges,” as required under the reparations statute, resulting from PSCo’s failure to comply with its tariff. The ALJ held that HBA’s claim for reparations: (i) was barred by the filed rate doctrine (since PSCo at all times applied the approved construction allowances set forth in its tariff), (ii) would require the CPUC to violate the prohibition against retroactive ratemaking and (iii) was based on speculation as to what the CPUC would do had PSCo made the filings in prior years to change its construction allowances. The ALJ also denied HBA’s request for costs and attorney’s fees. HBA filed exceptions to the ALJ’s recommended decision. On June 19, 2002, the CPUC issued an order granting in part HBA’s exceptions to the ALJ’s recommended decision and remanding the case back to the ALJ for further proceedings. The CPUC reversed the ALJ’s legal conclusion that the filed rate doctrine and prohibition against retroactive ratemaking bars HBA’s claim for reparations under the circumstances of this case. The CPUC remanded the case back to the ALJ for a determination of whether and to what extent reparations should be awarded, considering certain enumerated issues.

A full-day hearing on remand was held on Jan. 10, 2003. Simultaneous briefs were filed on Feb. 5, 2003. Reply briefs were filed on Feb. 12, 2003. The ALJ decision on remand is pending.

Pacific Northwest FERC Refund Proceeding — In July 2001, the FERC ordered a preliminary hearing to determine whether there may have been unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest for the period Dec. 25, 2000 through June 20, 2001. PSCo supplied energy to the Pacific Northwest markets during this period and has been an active participant in the hearings. In September 2001, the presiding ALJ concluded that prices in the Pacific Northwest during the referenced period were the result of a number of factors, including the shortage of supply, excess demand, drought and increased natural gas prices. Under these circumstances the ALJ concluded that the prices in the Pacific Northwest markets were not unreasonable or unjust and no refunds should be ordered. Subsequent to the ruling the FERC has allowed the parties to request additional evidence regarding the use of certain strategies and how they may have impacted the markets in the Pacific Northwest markets. For the referenced period parties have claimed the total amount of transactions with PSCo subject to refund are $34 million.

On March 26, 2003, the FERC at its open meeting discussed this proceeding. While the action that the FERC plans to take cannot be definitively ascertained from that discussion, it appears that the FERC may conduct further proceedings to determine whether spot-market bilateral sales in the Pacific Northwest should be subject to refund.

SPS

Texas Fuel Reconciliation, Fuel Factor and Fuel Surcharge Application — In June 2002, SPS filed an application for the PUCT to retrospectively review the operations of the utility’s electric generation and fuel management activities. In this application, SPS filed its reconciliation for electric generation and fuel management activities, totaling approximately $608 million, for the period from January 2000 through December 2001. This proceeding is ongoing, and intervenor and PUCT staff filed testimony. Intervenors proposed that revenues from certain wholesale transactions be credited to Texas retail customers. SPS opposed this proposed revenue treatment. Hearings were scheduled for March 2003. On March 14, the parties submitted to the Administrative Law Judges a stipulation settling the proceeding. The stipulation resolves all issues regarding SPS’s fuel costs and wholesale trading activities through December 2001. SPS will withdraw, without prejudice, its request to share in 10 percent of margins from certain wholesale non-firm sales. SPS had proposed to recover $1.1 million from Texas customers for the proposed sharing of wholesale non-firm sales margins. The company had not recorded these proposed revenues pending the outcome in this proceeding. The parties agreed that SPS would reduce its December 2001 fuel under-recovery balances by $5.8 million. Taking into account the withdrawal of proposed margin sharing of wholesale non-firm sales, the net impacts to SPS’s deferred fuel expense balances, before tax, is $4.7 million. The stipulation will be considered by the PUCT during an open meeting in the next several months.

SPS has reported to the PUCT that it has under-collected its fuel costs under the current Texas retail fixed fuel factors. Taking into account the stipulation in the fuel cost reconciliation proceeding, SPS has under-collected through February 2003 by $16.2 million. In March 2003, SPS filed an application seeking to surcharge Texas retail customer bills from June 2003 through January 2004 to collect the $16.2 million in deferred expenses. SPS is in the process of preparing a filing with the PUCT to recover in customer rates current fuel costs under its fixed fuel cost recovery factors in accordance with state statutes and PUCT regulations. The filing is expected to be completed in May 2003. Recovery amounts would depend on future fuel rates once the filing is approved.

New Mexico Fuel Factor — On Dec. 17, 2001, SPS filed an application with the NMPRC seeking approval of continued use of its fuel and purchased power cost adjustment using a monthly adjustment factor, authorization to implement the proposed monthly factor on an interim basis and approval of the reconciliation of its fuel and purchase power adjustment clause collections for the period October 1999 through September 2001. In January 2002, the NMPRC authorized SPS to implement a monthly adjustment factor on an interim basis beginning with the February 2002 billing cycle. Hearings were completed in May 2002. SPS’ continuation and reconciliation portion of the file is still pending before the NMPRC.

New Mexico Renewable Energy Requirements — In December 2002, the NMPRC adopted new regulations requiring investor-owned utilities operating in New Mexico to promote the use of renewable energy technologies by procuring at least 10 percent of their New Mexico retail energy requirements from renewable resources by no later than 2011.

Golden Spread Electric Cooperative, Inc. — In October 2001, Golden Spread Electric Cooperative, Inc. (Golden Spread) filed a complaint and request for investigation against SPS before the FERC. Golden Spread alleges SPS has violated provisions of a commitment and dispatch service agreement pursuant to which SPS conducts joint dispatch of SPS and Golden Spread resources. Golden Spread seeks damages in excess of $10 million. SPS denies all of Golden Spread’s allegations. SPS has filed a complaint against Golden Spread in which it has alleged that Golden Spread has failed to adhere to certain requirements of the commitment and dispatch service agreement. Both complaints are presently pending before the FERC and settlement procedures have been ordered by the Commission. Settlement discussions are ongoing. Even if SPS is required to pay more to Golden Spread for power purchased under this agreement, it believes that the amounts will likely be recoverable from customers.

Lamb County Electric Cooperative — On July 24, 1995, Lamb County Electric Cooperative, Inc. (LCEC) petitioned the PUCT for a cease and desist order against SPS. LCEC alleged that SPS had been unlawfully providing service to oil field customers and their facilities in LCEC’s singly-certificated area. See further discussion under Item 3 — Legal Proceedings.

Cheyenne

Cheyenne Purchased Power Costs — On May 25, 2001, the WPSC approved a stipulation agreement between Cheyenne and intervenors in connection with a proposed increase in rates charged to Cheyenne’s retail customers to recover increased power costs.

The stipulation provides for an ECA rate structure with a fixed energy supply rate for Cheyenne’s customers through 2003; the continuation of the ECA with certain modifications, including the amortization through December 2005 of unrecovered costs incurred during 2001 up to the agreed-upon fixed supply rates; and an agreement that Cheyenne’s energy supply needs will be provided, in whole or in part, by PSCo in accordance with wholesale tariff rates to be approved by the FERC. The estimated retail rate increases under the stipulation provide recovery of an additional $18 million, compared with prior rate levels, through 2001 and a total of $28 million for each of the years 2002 and 2003. In 2004 and 2005, Cheyenne will return to requesting recovery of its actual costs incurred plus the outstanding balance of any deferral from earlier years.

ELECTRIC UTILITY OPERATIONS

Competition and Industry Restructuring

Retail competition and the unbundling of regulated energy service could have a significant financial impact on Xcel Energy and its utility subsidiaries, due to an impairment of assets, a loss of retail customers, lower profit margins and increased costs of capital. The total impacts of restructuring may have a significant financial impact on the financial position, results of operation and cash flows of Xcel Energy. Xcel Energy and its subsidiaries cannot predict when they will be subject to changes in legislation or regulation, nor can they predict the impacts of such changes on their financial position, results of operation or cash flows. Xcel Energy believes that the prices its utility subsidiaries charge for electricity and the quality and reliability of their service currently place them in a position to compete effectively in the energy market. For more information on the delay of restructuring for SPS in Texas and New Mexico, see Note 15 to the Consolidated Financial Statements.

Retail Business Competition — The retail electric business faces some competition as industrial and large commercial customers have some ability to own or operate facilities to generate their own electricity. In addition, customers may have the option of substituting other fuels, such as natural gas for heating, cooling and manufacturing purposes, or the option of relocating their facilities to a lower cost region. While each of Xcel Energy’s utility subsidiaries face these challenges, these subsidiaries believe their rates are competitive with currently available alternatives. Xcel Energy’s utility subsidiaries are taking actions to manage their operating costs and are working with their customers to analyze energy efficiency and load management in order to better position Xcel Energy’s utility subsidiaries to more effectively operate in a competitive environment.

Wholesale Business Competition — The wholesale electric business faces competition in the supply of bulk power, due to federal and state initiatives to provide open access to utility transmission systems. Under current FERC rules, utilities are required to provide wholesale open access transmission services and to unbundle wholesale merchant and transmission operations. Xcel Energy’s utility subsidiaries are operating under a joint tariff in compliance with these rules. To date, these provisions have not had a material impact on the operations of Xcel Energy’s utility subsidiaries.

FERC Restructuring — During 2001 and 2002, the FERC issued several industry wide orders affecting, or potentially affecting, the Xcel Energy operating companies and NRG. In addition, the Xcel Energy utility subsidiaries submitted proposals to the FERC that could impact future operations, costs and revenues.

Midwest ISO Operations — In compliance with a condition in the January 2000 FERC order approving the Xcel Energy merger, NSP-Minnesota and NSP-Wisconsin entered into agreements to join the Midwest Independent Transmission System Operator, Inc. (Midwest ISO) in August 2000. In December 2001, the FERC approved the Midwest ISO as the first approved regional transmission organization (RTO) in the United States, pursuant to FERC Order 2000. On Feb. 1, 2002, the Midwest ISO began interim operations, including regional transmission tariff administration services for the NSP-Minnesota and NSP-Wisconsin electric transmission systems. NSP-Minnesota and NSP-Wisconsin have received all required regulatory approvals to transfer functional control of their high voltage (100 kilovolts and above) transmission systems to the Midwest ISO when the Midwest ISO is fully operational. The Midwest ISO will then control the operations of these facilities and the facilities of neighboring electric utilities.

In October 2001, the FERC issued an order in the separate proceeding to establish the initial Midwest ISO regional transmission tariff rates, ruling that all transmission services, with limited exceptions, in the Midwest ISO region must be subject to the Midwest ISO regional tariff and administrative surcharges to prevent discrimination between wholesale transmission service users. The FERC order unilaterally modified the agreement with the Midwest ISO signed in August 2000. The FERC order increased wholesale transmission costs to NSP-Minnesota and NSP-Wisconsin by approximately $9 million per year.

The Midwest ISO also submitted an application to the FERC for approval of the business combination of the Midwest ISO and the Southwestern Power Pool (SPP), of which SPS is a member. The FERC issued an order in December 2002 conditionally approving the proposed business combination, however in March 2003, the Midwest ISO and the SPP announced the have mutually agreed to terminate the consolidation of their two organizations.

TRANSLink Transmission Co., LLC (TRANSLink) — In September 2001, Xcel Energy and several other electric utilities applied to the FERC to integrate operations of their electric transmission systems into a single system through the formation of TRANSLink, a for-profit, independent transmission-only company. The utilities will participate in TRANSLink through a combination of divestiture, leases and operating agreements. The initial applicants were: Alliant Energy’s Iowa company (Interstate Power and Light Co.), Corn Belt Power Cooperative, MidAmerican Energy Co., Nebraska Public Power District, Omaha Public Power District and Xcel Energy, on behalf of its operating utilities. In addition, in late 2002, several other companies stated their intent to join TRANSLink. They are Great River Energy power cooperative, Dairyland Electric Power Cooperative, Southern Minnesota Public Power Association and a group of 119 municipal utilities known as the Midwest Municipal Transmission Group. Rochester Public Utilities joined in early 2003. The participants believe TRANSLink is the most cost-effective option available to manage transmission and to comply with regulations issued by FERC in 1999, known as Order No. 2000, that require investor-owned electric utilities to transfer operational control of their transmission system to an independent RTO.

Under the proposal, TRANSLink will be responsible for planning, managing and operating both local and regional transmission assets. TRANSLink also will construct and own new transmission system additions. TRANSLink will collect revenue for the use of Xcel Energy’s transmission assets through a FERC-approved, regulated cost-of-service tariff and will collect its administrative costs through transmission rate surcharges. Transmission service pricing will continue to be regulated by the FERC, but construction and permitting approvals will continue to rest with regulators in the states served by TRANSLink. The participants also have entered into a memorandum of understanding with the Midwest ISO in which they agree that TRANSLink will contract with the Midwest ISO for certain other required RTO functions and services. In May 2002, the partners formed TRANSLink Development Co., LLC, which is responsible for pursuing the actions necessary to complete the regulatory approval of TRANSLink Transmission Co., LLC.

In April 2002, the FERC gave conditional approval for the applicants to transfer ownership or operations of their transmission systems to TRANSLink and to form TRANSLink as an independent transmission company operating under the umbrella RTO organization of the Midwest ISO and a separate RTO in the West, once it is formed, for PSCo assets. The FERC conditioned TRANSLink’s approval on the resubmission of its tariff as a separate rate schedule to be administered by the Midwest ISO. TRANSLink Development Co. made this rate filing in October 2002. Eleven interveners had requested that the FERC clarify or reconsider elements of the TRANSLink decision. On Nov. 1, 2002, the FERC issued its order supporting the approval of the formation of TRANSLink. The FERC also clarified several issues covered in its April 2002 order. In December 2002, the

FERC approved the TRANSLink rate schedules to the Midwest ISO tariff subject to refund, and required TRANSLink to engage in settlement discussions on several items. TRANSLink anticipates resolving these issues during the second quarter of 2003. In January 2003, the FERC also approved TRANSLink’s contractual relationship with the Midwest ISO. This contract delineates the role that TRANSLink will have within the RTO. Finally, in January 2003, TRANSLink Development Co. also identified its nine-member independent board of directors. The establishment of an independent board is required to satisfy Order 2000 obligations. Several state approvals would be required to implement the proposal, as well as SEC approval. State applications were made in late 2002 and early 2003. Subject to receipt of required regulatory approvals, TRANSLink is expected to begin operations in the third quarter of 2003.

Standards of Conduct Rulemaking — In October 2001, the FERC issued a notice of proposed rulemaking proposing to adopt new standards of conduct rules applicable to all jurisdictional electric and natural gas transmission providers. The proposed rules would replace the current rules governing the electric transmission and wholesale electric functions of the utility subsidiaries and the rules governing natural gas transportation and wholesale gas supply functions. The proposed rules would expand the definition of “affiliate” and further limit communications between transmission functions and supply functions, and could materially increase operating costs of the utility subsidiaries. In May 2002, the FERC staff issued a reaction paper, generally rejecting the comments of parties opposed to the proposed rules. No final rule has been issued.

Standard Market Design Rulemaking — In July 2002, the FERC issued a notice of proposed rulemaking on standard market design rulemaking for regulated utilities. If implemented as proposed, the rulemaking will substantially change how wholesale electric supply markets operate throughout the United States. The proposed rulemaking expands the FERC’s intent to unbundle transmission operations from integrated utilities and ensure robust competition in wholesale markets. The rule contemplates that all wholesale and retail customers will be on a single network transmission service tariff. The rule also contemplates the implementation of a bid-based system for buying and selling energy in wholesale electric markets. RTOs or independent transmission providers will administer the market. RTOs will also be responsible for regional plans that identify opportunities to construct new transmission, generation or demand-side programs to reduce transmission constraints and meet regional energy requirements. Finally, the rule envisions the development of regional market monitors responsible for ensuring that individual participants do not exercise unlawful market power. The FERC recently extended the comment period, but anticipates that the final rules will be in place in 2003 and the contemplated market changes will take place in 2003 and 2004. However, recent FERC actions indicate the schedule for the final rules may be delayed.

NSP-Minnesota

Minnesota Restructuring — In 2001, the Minnesota Legislature passed an energy security bill that included provisions intended to streamline the siting process of new generation and transmission facilities. It also included voluntary benchmarks for achieving renewable energy as a portion of the utility supply portfolio. There was no further action on restructuring in 2002. There is unlikely to be any further action on restructuring in 2003.

North Dakota Restructuring — In 1997, the North Dakota Legislature established, by statute, an electric utility competition committee (EUC). To date, the committee has focused on the study of the state’s current tax treatment of the electric utility industry, primarily in the transmission and distribution functions. However, the Legislature, without recommendation from the EUC, modified the coal severance and coal conversion taxes primarily to improve the competitive status of North Dakota lignite for generation. During 2002, the committee continued its review and presented legislation to the legislative assembly in January 2003. No legislation resulted from the review.

TRANSLink — In December 2002, NSP-Minnesota filed for MPUC approval to transfer functional control of its electric transmission system to TRANSLink, of which NSP-Minnesota would be a participant, and related approvals. The proposal would allow NSP-Minnesota to more cost-effectively comply with 1999 FERC rules regarding independent transmission operations, known as Order No. 2000. NSP-Minnesota requested approval by early second quarter 2003 so TRANSLink could commence operations in third quarter 2003. A similar filing was submitted to the NDPSC in early January 2003. MPUC and NDPSC action is pending. No similar filing is required in the South Dakota jurisdiction.

NSP-Wisconsin

Wisconsin Restructuring — The state of Wisconsin passed legislation in 2001 that reduced the wholesale gross receipts tax on the sale of electricity by 50 percent starting in 2003. This legislation eliminates the double taxation on wholesale sales from non-utility generators. Additional legislation was passed that enables regulated utilities to enter into leased generation contracts with unregulated generation affiliates. The new legislation provides utilities a new financing mechanism and option to meet their customers’ energy needs. In 2002, the PSCW approved the first power plan proposal utilizing the new leased generation contract arrangement. While industry-restructuring changes continue in Wisconsin, the movement towards retail customer choice has virtually stopped.

Michigan Restructuring — Since Jan. 1, 2002, NSP-Wisconsin has been providing its Michigan electric customers with the opportunity to select an alternative electric energy provider. This action was required by Michigan’s Customer Choice Electricity Reliability Act, which became law in June 2002. NSP-Wisconsin developed and successfully implemented internal procedures, and obtained MPSC approval for these procedures to meet the Jan. 1, 2002, deadline. Key elements of internal procedures include the development of retail open access tariffs and unbundled billing, environmental and fuel disclosure information, and a code of conduct compliance plan. To date, no NSP-Wisconsin retail electric customers have converted to a competing supplier.

TRANSLink — In November 2002, NSP-Wisconsin filed for PSCW approval to transfer functional control of its electric transmission system to the TRANSLink, of which NSP-Wisconsin would be a participant, and related approvals. The proposal would allow NSP-Wisconsin to more cost-effectively comply with FERC Order No. 2000 and Wisconsin statutes mandating independent transmission operations. NSP-Wisconsin requested approval by the end of first quarter 2003 so TRANSLink could commence operations in third quarter 2003. PSCW action is pending after submission of supportive comments by intervenors. No similar filing is required in the Michigan jurisdiction.

PSCo

Colorado Restructuring — There was no legislative action with respect to restructuring in Colorado during the 2000, 2001 or 2002 legislative sessions. None is expected in 2003.

SPS

New Mexico Restructuring — In March 2001, the state of New Mexico enacted legislation that delayed customer choice until 2007 and amended the Electric Utility Restructuring Act of 1999. In 2001, SPS requested recovery of its costs of approximately $5.1 million incurred to prepare for customer choice in New Mexico. A decision on this and other matters is pending before the NMPRC. SPS expects to receive future regulatory recovery of these costs.

Texas Restructuring — In June 2001, the Governor of Texas signed legislation postponing the deregulation and restructuring of SPS until at least 2007. This legislation amended the 1999 legislation, Senate Bill No. 7 (SB-7), which provided for retail electric competition beginning January 2002. Under the amended legislation, prior PUCT orders issued in connection with the restructuring of SPS are considered null and void. SPS’ restructuring and rate unbundling proceedings in Texas have been terminated. In addition, under the new legislation, SPS is entitled to recover all reasonable and necessary expenditures made or incurred before Sept. 1, 2001, to comply with SB-7.

In December 2001, SPS filed an application with the PUCT to recover $20.3 million in costs related to transition to retail competition from the Texas retail customers. The filing was amended in March 2002 to reduce the recoverable costs by $7.3 million, which were associated with over-earnings for the calendar year 1999. The PUCT approved SPS using the 1999 over-earnings to offset the claims for reimbursement of transition to competition costs. This reduced the requested net collection in Texas to $13.0 million. An order was received from the PUCT in May 2002 that stipulates recovery of $5.9 million through an incremental cost recovery rider and the capitalization of $1.9 million for metering equipment. Based on the order, SPS wrote off pretax restructuring costs of approximately $5 million in the first quarter of 2002. Recovery of the $5.9 million began in July 2002.

For more information on restructuring in Texas and New Mexico, see Note 15 to the Consolidated Financial Statements.

Kansas Restructuring — During the 2001 legislative session, several restructuring related bills were introduced for consideration by the state Legislature. To date, however, there is no restructuring mandate in Kansas.

Oklahoma Restructuring — In 2001, Senate Bill 440 (SB-440) was signed into law to formally delay electric restructuring until restructuring issues could be studied further and new enabling legislation could be enacted. SB-440 established the Electric Restructuring Advisory Committee. The Advisory Committee submitted a report to the Governor and Legislature on Dec. 31, 2001. During 2002, there was no action taken by the Legislature as a result of this report. Oklahoma continues to delay retail competition.

TRANSLink — In November and December 2002, SPS filed for PUCT and NMPRC approval to transfer functional control of its electric transmission system to the TRANSLink, of which SPS would be a participant, and related approvals. The proposal would allow SPS to more cost-effectively comply with FERC Order No. 2000. SPS requested approval by early second quarter 2003 so TRANSLink could commence operations in third quarter 2003. PUCT and NMPRC action is pending. No similar filings are required in the Kansas and Oklahoma jurisdictions.

Other

Wyoming Restructuring — There were no electric industry restructuring legislation proposals introduced in the Legislature during 2001 or 2002. No action with respect to electric restructuring is anticipated in 2003.

Capacity and Demand

Assuming normal weather during 2003, system peak demand and the net dependable system capacity for Xcel Energy’s electric utility subsidiaries are projected below. The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin are managed as an integrated system (referred to as the NSP System). The system peak demand for each of the last three years and the forecast for 2003 are listed below.

	System Peak Demand (in Megawatts)

Operating Company	2000	2001	2002	2003 Forecast

NSP System	7,936	8,344	8,259	8,090
PSCo	5,406	5,644	5,872	5,947
SPS	3,870	4,080	4,018	4,052

The peak demand for all systems typically occurs in the summer. The 2002 system peak demand for the NSP System occurred on July 30, 2002. The 2002 system peak demand for PSCo occurred on July 18, 2002. The 2002 system peak demand for SPS occurred on Aug. 1, 2002.

Energy Sources

Xcel Energy’s utility subsidiaries expect to use the following resources to meet their net dependable system capacity requirements: 1) Xcel Energy utility subsidiary electric generating stations, 2) purchases from other utilities, independent power producers and power marketers, 3) demand-side management options and 4) phased expansion of existing generation at select power plants.

Purchased Power

Xcel Energy’s electric utility subsidiaries have contractual arrangements to purchase power from other utilities and nonregulated energy suppliers. Capacity, typically measured in kilowatts or megawatts, is the measure of the rate at which a particular generating source produces electricity. Energy, typically measured in kilowatt-hours or megawatt-hours, is a measure of the amount of electricity produced from a particular generating source over a period of time. Purchased power contracts typically require a periodic payment to secure the capacity from a particular generating source and a charge for the associated energy actually purchased from such generating source.

The utility subsidiaries of Xcel Energy also make short-term and non-firm purchases to replace generation from company-owned units that are unavailable due to maintenance and unplanned outages, to provide each utility’s reserve obligation, to obtain energy at a lower cost than that which could be produced by other resource options, including company-owned generation and/or long-term purchase power contracts, and for various other operating requirements.

NSP System Resource Plan

In December 2002, NSP-Minnesota filed its resource plan with the MPUC for 2003 to 2017. The plan describes how Xcel Energy intends to meet the energy needs of the NSP System. The plan presented conservation programs to reduce NSP System’s peak demand and conserve electricity, an approximate schedule of power purchase solicitations to meet increasing demand and programs and plans to maintain the reliable operations of existing resources. In summary, the plan includes the following elements:

•	forecasts 1.7 percent annual growth in the NSP System’s energy and peak demand requirements;

•	outlines NSP System’s demand-side management and conservation programs;

•	identifies various pending legislative and regulatory proceedings affecting over half of the generating capacity necessary to meet the demand for electricity;

•	proposes additional power purchase solicitations to meet growing demand for electricity; and

•	updates the status of spent nuclear fuel at the Prairie Island and Monticello plants and describes the alternatives to replace nuclear generation if the two plants must be replaced as the result of spent nuclear fuel storage limitations.

The MPUC will receive comments on the plan in the coming months and act to approve, modify or reject the plan late in the year. NSP-Minnesota has requested that the Minnesota Legislature address the issue of spent nuclear fuel storage limitation and its effect on the future of nuclear generation in Minnesota in the 2003 legislative session. See Nuclear Power Operations and Waste Disposal-High-Level Radioactive Waste Disposal under Item 1. The MPUC has suspended the procedure schedule pending the completion of the legislative session.

PSCo Resource Plan

PSCo estimates it will purchase approximately 31 percent of its total electric system energy input for 2003. Approximately 44 percent of the total system capacity for the summer 2003 system peak demand for PSCo will be provided by purchased power.

To meet the demand and energy needs of the rapidly growing economy in Colorado, PSCo completed a solicitation process that will add approximately 1,800 megawatts of resources to its system over the 2002 to 2005 time period.

Purchased Transmission Services

Xcel Energy’s electric utility subsidiaries have contractual arrangements with regional transmission service providers to deliver power and energy to the subsidiaries’ native load customers, which are retail and wholesale load obligations with terms of more than one year. Point-to-point transmission services typically include a charge for the specific amount of transmission capacity being reserved, although some agreements may base charges on the amount of metered energy delivered. Network transmission services include a charge for the metered demand at the delivery point at the time of the provider’s monthly transmission system peak, usually calculated as a 12-month rolling average.

Fuel Supply and Costs

The following tables show the delivered cost per million British thermal units (MMBtu) of each significant category of fuel consumed for electric generation, the percentage of total fuel requirements represented by each category of fuel and the total weighted average cost of all fuels during such years.

	Coal*		Nuclear
					Average Fuel
NSP System Generating Plants	Cost	Percent	Cost	Percent	Cost

2002	$0.96	59%	$0.46	38%	$0.81
2001	$0.96	62%	$0.47	35%	$0.86
2000	$1.11	60%	$0.45	36%	$0.91

*	Includes refuse-derived fuel and wood

	Coal		Gas
					Average Fuel
PSCo Generating Plants	Cost	Percent	Cost	Percent	Cost

2002	$0.91	79%	$2.25	21%	$1.19
2001	$0.86	84%	$4.27	16%	$1.41
2000	$0.91	87%	$3.97	13%	$1.30

	Coal		Gas
					Average Fuel
SPS Generating Plants	Cost	Percent	Cost	Percent	Cost

2002	$1.33	74%	$3.27	26%	$1.84
2001	$1.40	69%	$4.35	31%	$2.31
2000	$1.45	70%	$4.23	30%	$2.28

NSP-Minnesota and NSP-Wisconsin

NSP-Minnesota and NSP-Wisconsin normally maintain between 30 and 45 days of coal inventory at each plant site. Estimated coal requirements at NSP-Minnesota’s major coal-fired generating plants are approximately 12 million tons per year. NSP-Minnesota and NSP-Wisconsin have long-term contracts providing for the delivery of up to 100 percent of 2003 coal requirements and up to 58 percent of their 2004 requirements. Coal delivery may be subject to short-term interruptions or reductions due to transportation problems, weather and availability of equipment.

NSP-Minnesota and NSP-Wisconsin expect that all of the coal they burn in 2003 will have a sulfur content of less than 1 percent. NSP-Minnesota and NSP-Wisconsin have contracts for a maximum of 38.4 million tons of low-sulfur coal for the next five years. The contracts are with two Montana coal suppliers and three Wyoming suppliers with expiration dates ranging between 2003 and 2007. NSP-Minnesota and NSP-Wisconsin could purchase approximately 42 percent of coal requirements in the spot market in 2004 if spot prices are more favorable than contracted prices.

NSP-Minnesota and NSP-Wisconsin’s current fuel oil inventory is adequate to meet anticipated 2003 requirements, and they also have access to the spot market to buy more oil, if needed. NSP-Minnesota and NSP-Wisconsin use both firm and interruptible natural gas and standby oil in combustion turbines and certain boilers. Natural gas supplies for power plants are procured under short- and intermediate-term contracts to provide an adequate supply of fuel.

To operate NSP-Minnesota’s nuclear generating plants, NSP-Minnesota secures contracts for uranium concentrates, uranium conversion, uranium enrichment and fuel fabrication. The contract strategy involves a portfolio of spot purchases and medium- and long-term contracts for uranium, conversion and enrichment. Current contracts are flexible and cover 100 percent of uranium, conversion and enrichment requirements through the year 2005. These contracts expire at varying times between 2003 and 2006. The overlapping nature of contract commitments will allow NSP-Minnesota to maintain 50 percent to 100 percent coverage beyond 2002. NSP-Minnesota expects sufficient uranium, conversion and enrichment to be available for the total fuel requirements of its nuclear generating plants. Fuel fabrication is 100 percent committed through 2004 and 30 percent through 2010.

PSCo

PSCo’s primary fuel for its steam electric generating stations is low-sulfur western coal. PSCo’s coal requirements are purchased primarily under long-term contracts with suppliers operating in Colorado and Wyoming. During 2002, PSCo’s coal requirements for existing plants were approximately 10.1 million tons, a substantial portion of which was supplied pursuant to long-term supply contracts. Coal supply inventories at Dec. 31, 2002, were approximately 47 days usage, based on the average burn rate for all of PSCo’s coal-fired plants.

PSCo operates the Hayden station, and has partial ownership in the Craig station in Colorado. All of Hayden station’s coal requirements are supplied under a long-term agreement. Approximately 75 percent of PSCo’s Craig station coal requirements are supplied by two long-term agreements. Any remaining Craig station requirements for PSCo are supplied via spot coal purchases.

PSCo has secured more than 75 percent of Cameo station’s coal requirements for 2003. Any remaining requirements may be purchased from this contract or the spot market. PSCo has contracted for coal supplies to supply approximately 100 percent of the Cherokee and Valmont stations’ projected requirements in 2003.

PSCo has long-term coal supply agreements for the Pawnee and Comanche stations’ projected requirements. Under the long-term agreements, the supplier has dedicated specific coal reserves at the contractually defined mines to meet the contract quantity obligations. In addition, PSCo has a coal supply agreement to supply approximately 85 percent of Arapahoe station’s projected requirements for 2003. Any remaining Arapahoe station requirements will be procured via spot market purchases.

PSCo uses both firm and interruptible natural gas and standby oil in combustion turbines and certain boilers. Natural gas supplies for PSCo’s power plants are procured under short- and intermediate-term contracts to provide an adequate supply of fuel.

SPS

SPS purchases all of its coal requirements for Harrington and Tolk electric generating stations from TUCO, Inc. in the form of crushed, ready-to-burn coal delivered to SPS’ plant bunkers. For the Harrington station, the coal supply contract expires in 2016 and the coal handling agreement expires in 2004. For the Tolk station, the coal supply contract expires in 2017 and the coal handling agreement expires in 2005. At Dec. 31, 2002, coal supplies at the Harrington and Tolk sites were approximately 44 and 53 days supply, respectively. TUCO has coal supply agreements to supply 100 percent of the projected requirements for 2003 for Harrington station and Tolk station. TUCO has long-term contracts for supply of coal in sufficient quantities to meet the primary needs of the Tolk station.

SPS has a number of short- and intermediate-term contracts with natural gas suppliers operating in gas fields with long life expectancies in or near its service area. SPS also utilizes firm and interruptible transportation to minimize fuel costs during volatile market conditions and to provide reliability of supply. SPS maintains sufficient gas supplies under short- and intermediate-term contracts to meet all power plant requirements; however, due to flexible contract terms, approximately 50 percent of SPS’ gas requirements during 2002 were purchased under spot agreements.

Trading Operations

Xcel Energy and its utility subsidiaries conduct various trading operations, including the purchase and sale of electric energy. Participation in short-term wholesale energy markets also provides market intelligence and information that supports the energy management of each utility subsidiary. Xcel Energy and its utility subsidiaries reduce commodity price and credit risks by using physical and financial instruments to minimize commodity price and credit risk and hedge supplies and purchases. Optimizing the utility subsidiaries’ physical assets by engaging in short-term sales and purchase commitments results in lowering the cost of supply for the customers and the capturing of additional margins from non-traditional customers. Xcel Energy and its utility subsidiaries also use these trading operations to capture arbitrage opportunities created by regional pricing differentials, supply and demand imbalances and changes in fuel prices. See Pending Regulatory Matters under Item 1 for a discussion of investigations of trading activities.

Nuclear Power Operations and Waste Disposal

NSP-Minnesota owns two nuclear generating plants: the Monticello plant and the Prairie Island plant. See additional discussion regarding the nuclear generating plants at Note 19 to the Consolidated Financial Statements.

Nuclear power plant operation produces gaseous, liquid and solid radioactive substances. The discharge and handling of such substances are controlled by federal regulation. High-level radioactive substance includes used nuclear fuel. Low-level radioactive substance consists primarily of demineralizer resins, paper, protective clothing, rags, tools and equipment that have become contaminated through use in the plant.

Low-Level Radioactive Waste Disposal — Federal law places responsibility on each state for disposal of its low-level radioactive substance. Low-level radioactive substance from NSP-Minnesota’s Monticello and Prairie Island nuclear plants is currently disposed of at the Barnwell facility located in South Carolina (all classes of low-level substance) and the Clive facility located in Utah (class A low-level substance only). Chem Nuclear is the owner and operator of the Barnwell facility, which has been given authorization by South Carolina to accept low-level radioactive substance from out of state. Envirocare, Inc. operates the Clive facility. NSP-Minnesota and Barnwell currently operate under an annual contract, while NSP-Minnesota uses the Envirocare facility through various low-level substance processors. NSP-Minnesota has low-level storage capacity available on-site at Prairie Island and Monticello that would allow both plants to continue to operate until the end of their licensed lives, if off-site low-level disposal facilities were not available to NSP-Minnesota.

High-Level Radioactive Waste Disposal — The federal government has the responsibility to dispose of, or permanently store, domestic spent nuclear fuel and other high-level radioactive substances. The Nuclear Waste Policy Act requires the Department of Energy (DOE) to implement a program for nuclear substance management. This includes the siting, licensing, construction and operation of a repository for domestically produced spent nuclear fuel from civilian nuclear power reactors and other high-level radioactive substances at a permanent storage or disposal facility by 1998. The DOE has accepted none of NSP-Minnesota’s spent nuclear fuel. See Item 3 — Legal Proceedings and Note 19 to the Consolidated Financial Statements for further discussion of this matter.

NSP-Minnesota has on-site storage for spent nuclear fuel at its Monticello and Prairie Island nuclear plants. The Prairie Island plant is licensed by the federal Nuclear Regulatory Commission (NRC) to store up to 48 casks of spent fuel at the plant. In 1994, the Minnesota Legislature adopted a limit on dry cask storage of 17 casks for the entire state. The 17 casks, which stand outside the Prairie Island plant, are now full, and under the current configuration the storage pool within the plant would be full by 2007. Prairie Island cannot operate beyond 2007 unless the existing spent fuel is moved or the storage capacity is increased. Because the 17-cask limit is a statewide limit, the Monticello plant cannot, under current state law, store spent fuel in dry casks. Monticello’s on-site storage pool is expected to be full in 2010. Monticello cannot operate beyond 2010 unless the existing spent fuel is moved or the storage capacity is increased.

NSP-Minnesota is part of a consortium of private parties working to establish a private facility for interim storage of spent nuclear fuel. In 1997, Private Fuel Storage, LLC (PFS) filed a license application with the NRC for a temporary storage site for spent nuclear fuel on the Skull Valley Indian Reservation in Utah. The NRC license review process includes formal evidentiary hearings before an Atomic Safety and Licensing Board (ASLB) and opportunities for public input. Evidentiary hearings were held in 2000 and 2002, Most of the issues raised by opponents of the project have been favorably resolved or dismissed. On March 10, 2003, the ASLB ruled that the likelihood of certain aircraft crashes into the proposed facility was sufficiently credible that it would have to be addressed before the facility could be licensed and set forth a potential process for addressing this concern. PFS is currently evaluating this decision and awaiting ASLB decisions on the remaining five major issues expected in a few weeks. Due to uncertainty regarding NRC and other regulatory and governmental approvals, it is possible that this interim storage may be delayed or not available at all.

If the Prairie Island plant is to continue operating beyond 2007, legislative authorization of additional storage space is needed. If additional storage space for continued operations is not authorized, legislation may be needed to ensure timely implementation of a replacement alternative.

NSP-Minnesota has developed viable replacement power options, including purchasing new coal or natural gas generation, and also reviewed the feasibility of supplementing new natural gas generation with additional wind turbines. These options have been presented to the 2003 Legislature. Each option involves trade-offs between cost, emissions and operational impacts.

Due to the investment decisions required to be made in conjunction with the continued efficient operation of the nuclear plants, as well as the time and cost involved to develop alternatives to the existing nuclear power generation, NSP-Minnesota believes a decision is necessary in 2003 by the Minnesota Legislature whether the state will allow the continued use of nuclear power in the future. Prairie Island will only be able to continue operating beyond 2007 with legislative authorization of additional storage space.

In February 2001, NSP-Minnesota signed a contract with Steam Generating Team, Ltd. to perform engineering and construction services for the installation of replacement steam generators at the Prairie Island nuclear power plant. NSP-Minnesota is evaluating the economics of replacing two steam generators on unit 1 at the plant. NSP-Minnesota is taking steps to preserve the replacement option for as early as 2004. The total cost of replacing the steam generators is estimated to be approximately $132 million.

The NRC is engaged in various ongoing studies and rulemaking activities that may impose additional requirements upon commercial nuclear power plants. Management is unable to predict any new requirements or their impact on NSP-Minnesota’s facilities and operations.

Nuclear Management Co. (NMC)

During 1999, NSP-Minnesota, Wisconsin Electric Power Co., Wisconsin Public Service Corp. and Alliant Energy Corp. established NMC. The Consumers Power subsidiary of CMS Energy Corp. joined NMC during 2000, and transferred operating authority for the Palisades nuclear plant to NMC in 2001. The five affiliated companies own eight nuclear units on six sites, with total generation capacity exceeding 4,500 megawatts.

The NRC has approved requests by NMC’s affiliated utilities to transfer operating authority for their nuclear plants to NMC, formally establishing NMC as an operating company. NMC manages the operations and maintenance at the plants, and is responsible for physical security. NMC’s responsibilities also include oversight of on-site dry storage facilities for used nuclear fuel at the Prairie Island nuclear plant. Utility plant owners, including Xcel Energy, continue to own the plants, control all energy produced by the plants, and retain responsibility for nuclear liability insurance and decommissioning costs. Existing personnel continue to provide day-to-day plant operations, with the additional benefit of sharing ideas and operating experience from all NMC-operated plants for improved safety, reliability and operational performance.

For further discussion of nuclear issues, see Notes 18 and 19 to the Consolidated Financial Statements.

Electric Operating Statistics (Xcel Energy)

	Year Ended December 31,

	2002	2001	2000

Electric Sales (millions of Kwh)
Residential	23,302	22,113	22,101
Commercial and Industrial	57,815	57,755	57,409
Public Authorities and Other	1,143	1,103	1,184

Total Retail	82,260	80,971	80,694
Sales for Resale	23,256	26,104	26,284

Total Energy Sold	105,516	107,075	106,978

Number of Customers at End of Period
Residential	2,756,565	2,722,832	2,691,505
Commercial and Industrial	394,620	387,579	380,784
Public Authorities and Other	81,341	100,819	98,715

Total Retail	3,232,526	3,211,230	3,171,004
Wholesale	309	305	220

Total Customers	3,232,835	3,211,535	3,171,224

Electric Revenues (thousands of dollars)
Residential	$1,677,231	$1,697,390	$1,607,655
Commercial and Industrial	2,791,550	2,979,730	2,772,550
Public Authorities and Other	98,394	91,438	94,653
Regulatory Accrual Adjustment	4,766	15,480	—

Total Retail	4,571,941	4,784,038	4,474,858
Wholesale	715,144	1,478,038	1,161,173
Other Electric Revenues	148,292	132,661	38,454

Total Electric Revenues	$5,435,377	$6,394,737	$5,674,485

Kwh Sales per Retail Customer	25,448	25,215	25,448
Revenue per Retail Customer	$1,414.36	$1,489.78	$1,411.18
Residential Revenue per Kwh	7.20¢	7.68¢	7.27¢
Commercial and Industrial Revenue per Kwh	4.83¢	5.16¢	4.83¢
Wholesale Revenue per Kwh	3.08¢	5.66¢	4.42¢

GAS UTILITY OPERATIONS

Competition and Industry Restructuring

In the early 1990’s, the FERC issued Order No. 636, which mandated the unbundling of interstate natural gas pipeline services, including sales, transportation, storage and ancillary services. The implementation of Order No. 636 has resulted in additional pressure on all local distribution companies (LDCs) to keep gas supply and transmission prices for their large customers competitive. Customers have greater ability to buy gas directly from suppliers and arrange their own pipeline and LDC transportation service. Changes in regulatory policies and market forces have shifted the industry from traditional bundled gas sales service to an unbundled transportation and market-based commodity service.

The natural gas delivery/transportation business has remained competitive as industrial and large commercial customers have the ability to bypass the local gas utility through the construction of interconnections directly with, and the purchase of gas from, interstate pipelines, thereby avoiding the delivery charges added by the local gas utility.

As LDCs, NSP-Minnesota, NSP-Wisconsin and PSCo provide transportation service to large customers. Transportation service does not have an adverse effect on earnings because the sales and transportation rates have been designed to produce the same profit margin. However, some transportation customers may have greater opportunities or incentives to physically bypass the LDCs distribution system.

The Colorado Legislature passed legislation in 1999 that provides the CPUC the authority and responsibility to approve voluntary unbundling plans submitted by Colorado gas utilities in the future. PSCo has not filed a plan to further unbundle its gas service to all residential and commercial customers and continues to evaluate its business opportunities for doing so.

Capability and Demand

NSP-Minnesota and NSP-Wisconsin

Xcel Energy categorizes its gas supply requirements as firm or interruptible, which are customers with an alternate energy supply. The maximum daily send-out of firm and interruptible for the combined system of NSP-Minnesota and NSP-Wisconsin was 650,641 million British thermal units (MMBtu) for 2002, which occurred on Jan. 2, 2002.

NSP-Minnesota and NSP-Wisconsin purchase gas from independent suppliers. The gas is delivered under gas transportation agreements with interstate pipelines. These agreements provide for firm deliverable pipeline capacity of approximately 604,000 MMBtu/day. In addition, NSP-Minnesota and NSP-Wisconsin have contracted with providers of underground natural gas storage services. These storage agreements provide storage for approximately 15 percent of winter season and 23 percent of peak daily, firm requirements of NSP-Minnesota and NSP-Wisconsin.

NSP-Minnesota and NSP-Wisconsin also own and operate two liquefied natural gas (LNG) plants with a storage capacity of 2.5 billion cubic feet (Bcf) equivalent and four propane-air plants with a storage capacity of 1.4 Bcf equivalent to help meet its peak requirements. These peak-shaving facilities have production capacity equivalent to 246,000 MMBtu of natural gas per day, or approximately 32 percent of peak day firm requirements. LNG and propane-air plants provide a cost-effective alternative to annual fixed pipeline transportation charges to meet the peaks caused by firm space heating demand on extremely cold winter days and can be used to minimize daily imbalance fees on interstate pipelines.

NSP-Minnesota and NSP-Wisconsin are required to file for a change in gas supply contract levels to meet peak demand, to redistribute demand costs among classes or to exchange one form of demand for another. In October 2001, the MPUC approved NSP-Minnesota’s 2000-2001 entitlement levels. NSP-Minnesota’s 2001-2002 entitlement levels were approved on April 3, 2002, which allow NSP-Minnesota to recover the demand entitlement costs associated with the increase in transportation and storage levels in its monthly PGA. The 2002-2003 entitlement levels are pending MPUC action. NSP-Wisconsin’s winter 2002-2003 supply plan was approved by the PSCW in October 2002.

PSCo and Cheyenne

PSCo and Cheyenne project peak day gas supply requirements for firm sales and backup transportation, which include transportation customers contracting for firm supply backup, to be approximately 1,756,000 MMBtu. In addition, firm transportation customers hold 451,000 MMBtu of capacity without supply backup. Total firm delivery obligation for PSCo and

Cheyenne are 2,206,870 MMBtu per day. The maximum daily deliveries for both companies in 2002 for firm and interruptible services were 1,652,459 MMBtu on Feb. 25, 2002.

PSCo and Cheyenne purchase gas from independent suppliers. The gas supplies are delivered to the respective delivery systems through a combination of transportation agreements, with interstate pipelines and deliveries by suppliers directly to each company. These agreements provide for firm deliverable pipeline capacity of approximately 1,220,000 MMBtu/day, which includes 797,000 MMBtu of supplies held under third-party underground storage agreements. In addition, PSCo operates three company-owned underground storage facilities, which provide about 38,000 MMBtu of gas supplies on a peak day. The balance of the quantities required to meet firm peak day sales obligations are primarily purchased at the companies’ city gate meter stations and a small amount is received directly from wellhead sources.

PSCo has received approval to close one of its three storage facilities, Leyden Storage Field. The field’s 110,000 MMBtu peak day capacity was replaced with additional third-party storage and transportation capacity. See further discussion at Note 18 to the Consolidated Financial Statements.

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

Gas Supply and Costs

Xcel Energy’s utility subsidiaries actively seek gas supply, transportation and storage alternatives to yield a diversified portfolio that provides increased flexibility, decreased interruption and financial risk, and economical rates. This diversification involves numerous domestic and Canadian supply sources with varied contract lengths.

The following table summarizes the average cost per MMBtu of gas purchased for resale by Xcel Energy’s regulated retail gas distribution business:

	NSP-Minnesota	NSP-Wisconsin	PSCo	Cheyenne

2002	$3.98	$4.63	$3.17	$2.77
2001	$5.83	$5.11	$4.99	$5.03
2000	$4.56	$4.71	$4.48	$4.03

The cost of gas supply, transportation service and storage service is recovered through various cost recovery adjustment mechanisms.

NSP-Minnesota and NSP-Wisconsin

NSP-Minnesota and NSP-Wisconsin have firm gas transportation contracts with several pipelines, which expire in various years from 2003 through 2014. Approximately 80 percent of NSP-Minnesota and NSP-Wisconsin’s retail gas customers’ needs are supplied from the Northern Natural Gas pipeline system.

NSP-Minnesota and NSP-Wisconsin have certain gas supply and transportation agreements that include obligations for the purchase and/or delivery of specified volumes of gas or to make payments in lieu of delivery. At Dec. 31, 2002, NSP-Minnesota and NSP-Wisconsin were committed to approximately $267.7 million in such obligations under these contracts, which expire in various years from 2003 through 2014.

NSP-Minnesota and NSP-Wisconsin purchase firm gas supply utilizing long-term and short-term agreements from approximately 37 domestic and Canadian suppliers. This diversity of suppliers and contract lengths allows NSP-Minnesota and NSP-Wisconsin to maintain competition from suppliers and minimize supply costs.

PSCo and Cheyenne

PSCo and Cheyenne have certain gas supply and transportation agreements that include obligations for the purchase and/or delivery of specified volumes of gas or to make payments in lieu of delivery. At Dec. 31, 2002, PSCo and Cheyenne were committed to approximately $906.3 million in such obligations under these contracts, which expire in various years from 2003 through 2025.

PSCo and Cheyenne have attempted to maintain low-cost, reliable natural gas supplies by optimizing a balance of long-term and short-term gas purchases, firm transportation and gas storage contracts. PSCo and Cheyenne also utilize a mixture of fixed-price purchases and index-related purchases to provide a less volatile, yet market-sensitive, price to its customers. During 2002, PSCo and Cheyenne purchased natural gas from approximately 44 suppliers.

Viking

On Nov. 7, 2002, Xcel Energy reached an agreement to sell Viking and Viking’s one-third share of Guardian Pipeline to Border Viking Company, whose ultimate parent is Northern Border Partners L. P. The sale was completed on Jan. 17, 2003, and Xcel Energy received net proceeds of $124 million.

Gas Operating Statistics (Xcel Energy)

	Year Ended December 31,

	2002	2001	2000

Gas Deliveries (thousands of Dth)
Residential	144,038	136,568	137,989
Commercial and Industrial	95,959	97,303	96,370

Total Retail	239,997	233,871	234,359
Transportation and Other	294,640	284,301	297,041

Total Deliveries	534,637	518,172	531,400

Number of Customers at End of Period
Residential	1,574,489	1,531,589	1,483,114
Commercial and Industrial	148,383	146,266	143,568

Total Retail	1,722,872	1,677,855	1,626,682
Transportation and Other	3,189	3,054	3,233

Total Customers	1,726,061	1,680,909	1,629,915

Gas Revenues (thousands of dollars)
Residential	$842,786	$1,233,205	$878,638
Commercial and Industrial	455,152	711,282	506,040

Total Retail	1,297,938	1,944,487	1,384,678
Transportation and Other	99,862	108,164	84,202

Total Gas Revenues	$1,397,800	$2,052,651	$1,468,880

Dth Sales per Retail Customer	139.30	139.39	144.07
Revenue per Retail Customer	$753.36	$1,158.91	$851.23
Residential Revenue per Dth	$5.85	$9.03	$6.37
Commercial and Industrial Revenue per Dth	$4.74	$7.31	$5.25
Transportation and Other Revenue per Dth	$0.34	$0.38	$0.28

NONREGULATED SUBSIDIARIES

Through its non-utility subsidiaries, Xcel Energy invests in and operates several nonregulated businesses in a variety of industries. The following is an overview of the significant nonregulated businesses.

NRG Energy, Inc.

NRG is an energy company primarily engaged in the ownership and operation of power generation facilities and the sale of energy, capacity and related products in the United States and internationally. For additional information see Item 1 of NRG’s Annual Report on Form 10-K, incorporated herein by reference at Exhibit 99.02.

Xcel Energy owned 100 percent of NRG Energy at the beginning of 2000. About 18 percent of NRG Energy was sold to the public in an initial public offering in the second quarter of 2000, leaving Xcel Energy with an 82-percent interest at Dec. 31, 2000. In March 2001, another 8 percent of NRG Energy was sold to the public, leaving Xcel Energy with an interest of about 74 percent at Dec. 31, 2001. On June 3, 2002, Xcel Energy purchased the 26 percent of NRG Energy held by the public so that it again held 100 percent ownership at Dec. 31, 2002. See Note 4 to the Consolidated Financial Statements for discussion of potential changes in NRG ownership.

Since the early 1990’s, NRG has pursued a strategy of rapid growth through acquisitions. Starting in 2000, NRG Energy added new construction to this strategy. This strategy required significant capital, much of which was satisfied primarily with debt. As of Dec. 31, 2002 NRG had approximately $9.4 billion of debt on its balance sheet at the corporate and project levels. Due to a number of reasons, including the overall downturn in the energy industry, NRG’s financial condition has deteriorated significantly and NRG is facing severe financial difficulties. NRG has failed to make scheduled payments of interest and principal on its outstanding bank loans and bonds. As a consequence, NRG may seek protection under the bankruptcy laws in the future. See Notes 2, 3, 4 and 7 to the Consolidated Financial Statements.

NRG is restructuring its operations to become a domestic-based owner-operator of a fuel-diverse portfolio of electric generation facilities engaged in the sale of energy, capacity and related products. NRG is working toward this goal by selective divestiture of non-core assets, realignment of management, reorganization of power marketing activities and an overall financial restructuring that will improve liquidity and reduce debt. NRG does not anticipate any new significant development, and, instead, will focus on operational performance and asset management. NRG has already made significant reductions in expenditures, business development activities and personnel. Power sales and fuel procurement will remain a key strategic element of NRG’s operations. NRG’s objective will be to optimize the fuel input and the energy output of its facilities within an appropriate risk and liquidity profile.

The entire independent power industry in the United States is in turmoil. Many of NRG’s competitors have announced plans to scale back their growth, sell assets, and restructure their finances. Bankruptcy filings are likely by several of NRG’s competitors. The results of the wholesale restructuring of the independent power industry are impossible to predict, but they may include consolidation within the industry, the sale or liquidation of certain competitors, the re-regulation of certain markets, and the long-term reduction in new investment into the industry. Under any scenario, however, NRG anticipates that it will continue to face competition from numerous companies in the industry, some of which may have more extensive operating experience, larger staffs, and greater financial resources than NRG presently possesses.

Many companies in the regulated utility industry, with which the independent power industry is closely linked, are also restructuring or reviewing their strategies. Several of these companies are discontinuing going forward with unregulated investments, seeking to divest of their unregulated subsidiaries or attempting to have their regulated subsidiaries acquire their unregulated subsidiaries. This may lead to an increased competition between the regulated utilities and the unregulated power producers within certain markets. In such instances, NRG may compete with regulated utilities in the influence of market designs and rulemaking.

On March 26, 2003, Xcel Energy’s board of directors approved a tentative settlement with holders of most of NRG’s long-term notes and the steering committee representing NRG’s bank lenders regarding alleged claims of such creditors against Xcel Energy, including claims related to the support and capital subscription agreement between Xcel Energy and NRG dated May 29, 2002 (the “Support Agreement”). The settlement is subject to a variety of conditions as set forth below, including definitive documentation. The principal terms of the settlement as of the date of this report were as follows:

Xcel Energy would pay up to $752 million to NRG to settle all claims of NRG, and the claims of NRG against Xcel Energy, including all claims under the Support Agreement.

$350 million would be paid at or shortly following the consummation of a restructuring of NRG’s debt through a bankruptcy proceeding. It is expected that this payment would be made prior to year-end 2003. $50 million would be paid on Jan. 1, 2004, and all or any part of such payment could be made, at Xcel Energy’s election, in Xcel Energy common stock. Up to $352 million would be paid on April 30, 2004, except to the extent that Xcel Energy had not received at such time tax refunds equal to $352 million associated with the loss on its investment in NRG. To the extent Xcel Energy had not received such refunds, the April 30 payment would be due on May 30, 2004.

$390 million of the Xcel Energy payments are contingent on receiving releases from NRG creditors. To the extent Xcel Energy does not receive a release from an NRG creditor. Xcel Energy’s obligation to make $390 million of the payments would be reduced based on the amount of the creditor’s claim against NRG. As noted below, however, the entire settlement is contingent upon Xcel Energy receiving releases from at least 85 percent of the claims in various NRG creditor groups. As a result, it is not expected that Xcel Energy’s payment obligations would be reduced by more than approximately $60 million. Any reduction would come from the Xcel Energy payment due on April 30, 2004.

Upon the consummation of NRG’s debt restructuring through a bankruptcy proceeding, Xcel Energy’s exposure on any guaranties or other credit support obligations incurred by Xcel Energy for the benefit of NRG or any subsidiary would be terminated and any cash collateral posted by Xcel Energy would be returned to it. The current amount of such cash collateral is approximately $11.5 million.

As part of the settlement with Xcel Energy, any intercompany claims of Xcel Energy against NRG or any subsidiary arising from the provision of intercompany goods or services or the honoring of any guaranty will be paid in full in cash in the ordinary course except that the agreed amount of such intercompany claims arising or accrued as of Jan. 31, 2003 will be reduced from approximately $55 million as asserted by Xcel Energy to $13 million. The $13 million agreed amount is to be paid upon the consummation of NRG’s debt restructuring with $3 million in cash and an unsecured promissory note of NRG on market terms in the principal amount of $10 million.

NRG and its direct and indirect subsidiaries would not be reconsolidated with Xcel Energy or any of its other affiliates for tax purposes at any time after their June 2002 re-affiliation or treated as a party to or otherwise entitled to the benefits of any tax sharing agreement with Xcel Energy. Likewise, NRG would not be entitled to any tax benefits associated with the tax loss Xcel Energy expects to incur in connection with the write down of its investment in NRG.

Xcel Energy’s obligations under the tentative settlement, including its obligations to make the payments set forth above, are contingent upon, among other things, the following:

(1)	Definitive documentation, in form and substance satisfactory to the parties;
(2)	Between 50 percent and 100 percent of the claims represented by various NRG facilities or creditor groups (the “NRG Credit Facilities”) having executed an agreement, in form and substance satisfactory to Xcel Energy, to support the settlement;
(3)	Various stages of the implementation of the settlement occurring by dates currently being negotiated, with the consummation of the settlement to occur by Sept. 30, 2003;
(4)	The receipt of releases in favor of Xcel Energy by at least 85 percent of the claims represented by the NRG Credit Facilities;
(5)	The receipt by Xcel Energy of all necessary regulatory approvals; and
(6)	No downgrade prior to consummation of the settlement of any Xcel Energy credit rating from the level of such rating as of March 25, 2003.

Since many of these conditions are not within Xcel Energy’s control, Xcel Energy cannot state with certainty that the settlement will be effectuated. Nevertheless, the Xcel Energy management is optimistic at this time that the settlement will be implemented.

Additional information regarding NRG’s operations is included in Item 1 of Part I of NRG’s Form 10-K for the year ended Dec. 31, 2002, which is incorporated as Exhibit 99.02 to this 10-K report and incorporated by reference herein.

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

e prime’s gas trading operations acquire assets and commodities and subsequently trade around those assets or commodity positions. e prime captures trading opportunities through price volatility driven by factors such as asset utilization, locational price differentials, weather, available supplies, credit and customer actions. Trading margins are captured through the utilization of transmission, transportation and storage assets, capture of regional price differences and other factors.

Other Subsidiaries

Although not individually reportable segments, Xcel Energy also has a number of nonregulated subsidiaries in various lines of business. The most significant are discussed below.

Xcel Energy International

Xcel Energy International (Xcel International) was formed in 1997 to manage the international operations of Xcel Energy, outside of NRG.

In August 2002, Xcel International sold a 5-percent interest in Yorkshire Power for $33 million to CE Electric UK. Xcel Energy and American Electric Power Co. each held a 50-percent interest in Yorkshire, a UK retail electricity and gas supplier and electric distributor, before selling 95 percent of Yorkshire to Innogy Holdings plc in April 2001.

Xcel Energy Argentina’s primary investment consists of the ownership and operation of three independent power production facilities in Argentina. At Dec. 31, 2002, Xcel Argentina had approximately $112 million invested in these facilities.

Utility Engineering Corp. (UE)

UE was incorporated in 1985 under the laws of Texas. UE is engaged in engineering, design, construction management and other miscellaneous services. UE currently has five wholly owned subsidiaries, including Universal Utility Services LLC, Precision Resource Co., Quixx Corp., Proto-Power Corp. and Applied Power Associates Inc.

Planergy International Inc.

Planergy provides energy management, consulting, on-site generation, load curtailment, demand-side management, energy conservation and optimization, distributed generation and power quality services, as well as information management solutions to industrial, commercial and utility customers.

Seren Innovations, Inc.

Seren is constructing a combination cable television, telephone and high-speed internet access system in two locations: St. Cloud, Minn., and Contra Costa County in the East Bay area of northern California. As of Dec. 31, 2002, Xcel Energy’s investment in Seren was approximately $255 million. Seren projects improvement in its operating results with positive cash flow anticipated in 2005, upon completion of its build-out program, and earnings contribution in 2008. See further discussion in Note 18 to the Consolidated Financial Statements.

Eloigne Company

Eloigne was established in 1993 and its principal business is the acquisition of rental housing projects that qualify for low-income housing tax credits under current federal tax law. As of Dec. 31, 2002, approximately $83 million had been invested in Eloigne projects, including approximately $23 million in wholly owned properties and approximately $60 million in equity interests in jointly owned projects. Completed and committed Eloigne projects as of Dec. 31, 2002, are expected to generate tax credits of $76 million over the time period of 2003 through 2011.

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

Xcel Energy and its subsidiaries strive to comply with all environmental regulations applicable to its operations. However, it is not possible at this time to determine when or to what extent additional facilities or modifications of existing or planned facilities will be required as a result of changes to environmental regulations, interpretations or enforcement policies or, generally, what effect future laws or regulations may have upon Xcel Energy’s operations. For more information on environmental contingencies, see Notes 18 and 19 to the Consolidated Financial Statements and environmental matters in Management’s Discussion and Analysis under Item 7.

CAPITAL SPENDING AND FINANCING

For a discussion of expected capital expenditures and funding sources, see Management’s Discussion and Analysis under Item 7.

EMPLOYEES

The number of Xcel Energy employees at Dec. 31, 2002, is presented in the table below. Of the employees listed below, 7,449, or 51 percent, are covered under collective bargaining agreements.

NSP-Minnesota	2,963
NSP-Wisconsin	550
PSCo	2,625
SPS	1,071
Xcel Energy Services Inc.	2,965
NRG	3,173
Other subsidiaries	1,295

Total	14,642

EXECUTIVE OFFICERS

Wayne H. Brunetti, 60, Chairman of the Board, August 2001 to present, President and Chief Executive Officer, August 2000 to present. Previously, Vice Chairman, President, Chief Operating Officer and Director of NCE since 1997 and President and Director of PSCo since 1994.

Paul J. Bonavia, 51, President — Energy Markets, Xcel Energy, August 2000 to present. Previously, Senior Vice President and General Counsel of NCE since 1997.

Benjamin G.S. Fowke III, 44, Vice President and Treasurer, Xcel Energy, November 2002 to present. Previously, Vice President and Chief Financial Officer - Energy Markets, Xcel Energy from August 2000 to November 2002, Vice President - Retail Services and Energy Markets, NCE from January 1999 to July 2000 and Vice President — Finance/Accounting, e prime from May 1997 to December 1998.

Raymond E. Gogel, 52, Vice President and CIO, Xcel Energy, April 2002 to present. Previously, Vice President and Senior Client Services Principal for IBM Global Services since June 2001 and Senior Project Executive for IBM Global Services since January 1998.

Cathy J. Hart, 53, Vice President and Corporate Secretary, Xcel Energy, August 2000 to present. Previously, Secretary of NCE since 1998 and Manager of Corporate Communications of PSCo from 1993 to 1996. From June 1996 to June 1998, Cathy J. Hart was not employed. For family reasons, she resigned as Manager of Corporate Communications at PSCo in June 1996 to move to Australia. She was re-employed by NCE as Corporate Secretary in June 1998.

Gary R. Johnson, 56, Vice President and General Counsel, Xcel Energy, August 2000 to present. Previously, Vice President and General Counsel of NSP since 1991.

Richard C. Kelly, 56, Vice President and Chief Financial Officer, Xcel Energy, August 2002 to present. Previously, President — Enterprises, Xcel Energy, since August 2000, Executive Vice President and Chief Financial Officer for NCE from 1997 to August 2000 and Senior Vice President of PSCo from 1990 to 1997.

Cynthia L. Lesher, 54, Chief Administrative Officer, Xcel Energy, August 2000 to present. Chief Human Resources Officer, Xcel Energy, July 2001 to present. Previously, President of NSP-Gas since July 1997 and prior was Vice President-Human Resources of NSP.

Tom Petillo, 58, President — Delivery, Xcel Energy, March 2001 to present. Previously, President — Delivery, Xcel Energy from August 2000 to March 2001, Executive Vice President of New Century Services from 1998 to August 2000 and President and Director of New Century International from 1997 to 1998.

David E. Ripka, 54, Vice President and Controller, Xcel Energy, August 2000 to present. Previously, Vice President and Controller of NRG from June 1999 to August 2000, Controller of NRG from March 1997 to June 1999 and prior was Assistant Controller for NSP from June 1992 to March 1997.

Patricia K. Vincent, 44, President — Retail, Xcel Energy, March 2001 to present. Previously, Vice President of Marketing and Sales of Xcel Energy from August 2000 to March 2001, Vice President of Marketing & Sales of NCE from January 1999 to August 2000 and Manager, Director and Vice President of Marketing and Sales at Arizona Public Service Company from 1992 to January 1999.

David M. Wilks, 56, President — Energy Supply, Xcel Energy, August 2000 to present. Previously, Executive Vice President and Director of PSCo and New Century Services from 1997 to August 2000 and President, Chief Operating Officer and Director of SPS from 1995 to August 2000.

Item 2. Properties

Virtually all of the utility plant of NSP-Minnesota, NSP-Wisconsin and PSCo is subject to the lien of their first mortgage bond indentures.

Electric utility generating stations:
NSP — Minnesota

			Summer 2002 Net
			Dependable
Station, City and Unit	Fuel	Installed	Capability (Mw)

Sherburne-Becker, Minn
Unit 1	Coal	1976	706
Unit 2	Coal	1977	689
Unit 3(a)	Coal	1987	507
Prairie Island-Welch, Minn
Unit 1	Nuclear	1973	522
Unit 2	Nuclear	1974	522
Monticello-Monticello, Minn	Nuclear	1971	578
King-Bayport, Minn	Coal	1968	529
Black Dog-Burnsville, Minn
2 Units	Coal/Natural Gas	1955-1960	278
2 Units	Natural Gas	2002	260
High Bridge-St. Paul, Minn
2 Units	Coal	1956-1959	267
Riverside-Minneapolis, Minn
2 Units	Coal	1964-1987	374
Angus Anson-Sioux Falls, S.D
2 Units	Natural Gas	1994	217
Inver Hills-Inver Grove Heights, Minn
6 Units	Natural Gas	1972	306
Blue Lake-Shakopee, Minn
4 Units	Natural Gas	1974	160
Other	Various	Various	323

		Total	6,238

(a) Based on NSP-Minnesota’s ownership interest of 59 percent.
NSP — Wisconsin

			Summer 2002 Net
			Dependable
Station, City and Unit	Fuel	Installed	Capability (Mw)

Combustion Turbine:
Flambeau Station-Park Falls, Wis
1 Unit	Natural Gas/Oil	1969	12
Wheaton-Eau Claire, Wis
6 Units	Natural Gas/Oil	1973	345
French Island-La Crosse, Wis
2 Units	Oil	1974	142
Steam:
Bay Front-Ashland, Wis
3 Units	Coal/Wood/Natural Gas	1945-1960	76
French Island-La Crosse, Wis
2 Units	Wood/RDF*	1940-1948	27
Hydro:
19 Plants		Various	249

		Total	851

*	RDF is refuse-derived fuel, made from municipal solid waste.

PSCo

			Summer 2002
			Net Dependable
Station, City and Unit	Fuel	Installed	Capability (Mw)

Steam:
Arapahoe-Denver, Colo
2 Units	Coal	1950-1955	156
Cameo-Grand Junction, Colo
2 Units	Coal	1957-1960	73
Cherokee-Denver, Colo
4 Units	Coal	1957-1968	717
Comanche-Pueblo, Colo
2 Units	Coal	1973-1975	660
Craig-Craig, Colo
2 Units	Coal	1979-1980	83 (a)
Hayden-Hayden, Colo
2 Units	Coal	1965-1976	237 (b)
Pawnee-Brush, Colo	Coal	1981	505
Valmont-Boulder, Colo	Coal	1964	186
Zuni-Denver, Colo
3 Units	Natural Gas/Oil	1948-1954	107
Combustion Turbines:
Fort St. Vrain-Platteville, Colo
4 Units	Natural Gas	1972-2001	690
Various Locations
6 Units	Natural Gas	Various	171
Hydro:
Various Locations
12 Units		Various	32
Cabin Creek-Georgetown, Colo		1967	210
Pumped Storage Wind:
Ponnequin-Weld County, Colo		1999-2001	—
Diesel Generators:
Cherokee-Denver, Colo
2 Units		1967	6

		Total	3,833

(a)	Based on PSCo’s ownership interest of 9.72 percent.

(b)	Based on PSCo’s ownership interest of 75.5 percent of unit 1 and 37.4 percent of unit 2.

SPS

			Summer 2002 Net
			Dependable
Station, City and Unit	Fuel	Installed	Capability (Mw)

Steam:
Harrington-Amarillo, Texas
3 Units	Coal	1976-1980	1,066
Tolk-Muleshoe, Texas
2 Units	Coal	1982-1985	1,080
Jones-Lubbock, Texas	Natural Gas
2 Units	Natural Gas	1971-1974	486
Plant X-Earth, Texas
4 Units	Natural Gas	1952-1964	442
Nichols-Amarillo, Texas
3 Units	Natural Gas	1960-1968	457
Cunningham-Hobbs, N.M.
2 Units	Natural Gas	1957-1965	267
Maddox-Hobbs, N.M.	Natural Gas	1983	118
CZ-2-Pampa, Texas	Purchased Steam	1979	26
Moore County-Amarillo, Texas	Natural Gas	1954	48
Gas Turbine:
Carlsbad-Carlsbad, N.M.	Natural Gas	1977	13
CZ-1-Pampa, Texas	Hot Nitrogen	1965	13
Maddox-Hobbs, N.M.	Natural Gas	1983	65
Riverview-Electric City, Texas	Natural Gas	1973	23
Cunningham-Hobbs, N.M.	Natural Gas	1998	220
Diesel:
Tucumcari-N.M.
6 Units		1941-1968	—

		Total	4,324

Electric utility overhead and underground transmission and distribution lines (measured in conductor miles) at Dec. 31, 2002:

Conductor Miles	Cheyenne	NSP-Minnesota	NSP-Wisconsin	PSCo	SPS

500 kilovolt (kv)	—	2,919	—	—	—
345 kv	—	5,653	1,312	529	2,735
230 kv	—	1,440	—	10,005	8,998
161 kv	—	298	1,331	—	—
138 kv	—	—	—	92	—
115 kv	113	6,162	1,528	4,789	8,837
Less than 115 kv	2,781	78,316	31,063	57,346	15,477

Electric utility transmission and distribution substations at Dec. 31, 2002:

Quantity of
Substations	Cheyenne	NSP-Minnesota	NSP-Wisconsin	PSCo	SPS

	5	360	205	209	492

Gas utility mains at Dec. 31, 2002:

Miles	Black Mtn Gas	Cheyenne	NSP-Minnesota	NSP-Wisconsin	PSCo	Viking	WGI

Transmission	—	—	115	—	2,263	623	12
Distribution	415	673	8,608	1,929	18,114	—	—

Listed below are descriptions of NRG’s interests in facilities, operations and/or projects as of Dec. 31, 2002.

Independent Power Production and Cogeneration Facilities

		Net	NRG’s
		Owned	Percentage
		Capacity	Ownership
Name and Location of Facility	Purchaser/Power Market	(MW)	Interest	Fuel Type

Eastern Region:

Oswego, New York
Huntley, New York
Dunkirk, New York
Arthur Kill, New York
Astoria Gas Turbines, New York
Ilion, New York
Somerset, Massachusetts
Middletown, Connecticut
Montville, Connecticut
Devon, Connecticut
Norwalk Harbor, Connecticut
Connecticut Jet Power, Connecticut
Other — 6 projects	Niagara Mohawk/NYISO Niagara Mohawk/NYISO Niagara Mohawk/NYISO NYISO NYISO NYISO Eastern Utilities Associates ISO-NE ISO-NE ISO-NE ISO-NE ISO-NE Various	1,700 760 600 842 614 57 160 856 498 401 353 127 68	100% 100% 100% 100% 100% 100% 100% 100% 100% 100% 100% 100% Various	Oil/Gas Coal Coal Gas/Oil Gas/Oil Gas/Oil Coal/Oil/Jet Oil/Gas/Jet Oil/Gas Gas/Oil/Jet Oil Jet Various
Indian River, Delaware Dover, Delaware Vienna, Maryland Conemaugh, Pennsylvania Keystone, Pennsylvania Paxton Creek Cogeneration,	Delmarva/PJM PJM Delmarva/PJM PJM PJM	784 106 170 64 63	100% 100% 100% 3.72% 3.70%	Coal/Oil Gas/Coal Oil Coal/Oil Coal/Oil
Pennsylvania Commonwealth Atlantic James River	Virginia Electric & Power PJM PJM	12 188 55	100% 50% 50%	Gas Gas/Oil Coal

Central Region:

Big Cajun II, Louisiana Big Cajun I, Louisiana Bayou Cove, Louisiana Sterlington, Louisiana Batesville, Mississippi McClain, Oklahoma Mustang, Texas Other — 3 projects	Cooperatives/SERC-Entergy Cooperatives/SERC-Entergy SERC-Entergy Louisiana Generating SERC-TVA SPP-Southern Golden Spread Electric Coop Various	1,489 458 320 202 837 400 122 45	86.04% 100% 100% 100% 100% 77% 25% Various	Coal Gas Gas Gas Gas Gas Gas Various
Kendall, Illinois Rockford I, Illinois Rockford II, Illinois Rocky Road Power, Illinois Audrain, Missouri Other — 2 projects	MAIN MAIN MAIN MAIN MAIN/SERC-Entergy Various	1,168 342 171 175 640 42	100% 100% 100% 50% 100% Various	Gas Gas Gas Gas Gas Various

West Coast Region:

El Segundo Power, California Encina, California Long Beach Generating, California San Diego Combustion Turbines, Saguaro Power Co., Nevada	California DWR California DWR California DWR Cal ISO Nevada Power	335 483 265 93 50	50% 50% 50% 50% 50%	Gas Gas/Oil Gas Gas/Oil Gas/Oil

		Net	NRG’s
		Owned	Percentage
		Capacity	Ownership
Name and Location of Facility	Purchaser/Power Market	(MW)	Interest	Fuel Type

Other North America: NEO Corporation, Various Energy Investors Funds, Various International Projects:	Various Various	197 11	71.49% 0.73%	Various Various
Asia-Pacific:
Lanco Kondapalli Power, India Hsin Yu, Taiwan Australia:	APTRANSCO Industrials	107 102	30% 60%	Gas/Oil (3) Gas (3)
Flinders, South Australia Gladstone Power Station, Queensland Loy Yang Power A, Victoria Europe:	South Australian Pool Enertrade/Boyne Smelters Victorian Pool	760 630 507	100% 37.50% 25.37%	Coal Coal Coal
Killingholme Power A, UK Enfield Energy Centre, UK Schkopau Power Station, Germany MIBRAG mbH, Germany	UK Electricity Grid UK Electricity Grid VEAG/Industrials ENVIA/MIBRAG Mines	680 99 400 119	100% 25% 41.67% 50%	Gas (3) Gas/Oil Coal Coal

ECK Generating, Czech Republic CEEP Fund, Poland Other Americas:	STE/Industrials Industrials	166 4.5	44.5% 7.56%	Coal/Gas/Oil (3) Gas/Coal
TermoRio, Brazil Itiquira Energetica, Brazil COBEE, Bolivia Energia Pacasmayo, Peru Cahua, Peru Latin Power, Various	Petrobras COPEL/Tradener Electropaz/ELF Electroperu/Peruvian Grid Quimpac/Industrials Various	520 154 219 66 45 52	50% 93.3% 100% 100% 100% 6.75%	Gas/Oil Hydro Hydro/Gas Hydro/Oil Hydro Various

Thermal Energy Production And Transmission Facilities
And Resource Recovery Facilities

			NRG’s
			Percentage	Thermal Energy
	Date of		Ownership	Purchaser/MSW
Name and Location of Facility	Acquisition	Net Owned Capacity(1)	Interest	Supplier

NRG Energy Center — Minneapolis,
Minnesota	1993	Steam: 1,403 mmBtu/hr. (411 MWt) Chilled water: 42,450 tons (149 MWt)	100%	Approximately 100 steam customers and 40 chilled water customers

NRG Energy Center — San Francisco,
California	1999	Steam: 490 mmBtu/hr. (144 MWt)	100%	Approximately 185 steam customers

NRG Energy Center — Harrisburg,
Pennsylvania	2000	Steam: 490 mmBtu/hr. (144 MWt) Chilled water: 1,800 tons (8 MWt)	100%	Approximately 295 steam customers and 2 chilled water customers

			NRG’s
			Percentage	Thermal Energy
	Date of		Ownership	Purchaser/MSW
Name and Location of Facility	Acquisition	Net Owned Capacity(1)	Interest	Supplier

NRG Energy Center — Pittsburgh, Pennsylvania	1999	Steam: 260 mmBtu/hr. (76 MWt) Chilled water: 12,580 tons (44 MWt)	100%	Approximately 30 steam and 30 chilled water customers

NRG Energy Center — San Diego, California	1997	Chilled water: 8,000 tons (28 MWt)	100%	Approximately 20 chilled water customers

NRG Energy Center Rock-Tenn, Minnesota	1992	Steam: 430 mmBtu/hr. (126 MWt)	100%	Rock-Tenn Company

Camas Power Boiler, Washington	1997	Steam: 200 mmBtu/hr. (59 MWt)	100%	Georgia-Pacific Corp.

NRG Energy Center — Dover, Delaware	2000	Steam: 190 mmBtu/hr. (56 MWt)	100%	Kraft Foods Inc.

NRG Energy Center Washco, Minnesota	1992	Steam: 160 mmBtu/hr. (47 MWt)	100%	Andersen Corporation, Minnesota Correctional Facility
Energy Center Kladno, Czech Republic	1994	227 mmBtu/hr. (67 MWt)	44.40%	City of Kladno (2)(3)

Resource Recovery Facilities
Newport, Minnesota	1993	MSW: 1,500 tons/day	100%	Ramsey and Washington Counties

Elk River, Minnesota	2001	MSW: 1,275 tons/day	85%	Anoka, Hennepin, and Sherburne Counties; Tri-County Solid Waste Management Commission

Penobscot Energy Recovery, Maine	1997	MSW: 590 tons/day	50%	Bangor Hydroelectric Company

(1)	Thermal production and transmission capacity is based on 1,000 Btus per pound of steam production or transmission capacity. The unit mmBtu is equal to one million Btus.

(2)	Kladno also is included in the Independent Power Production and Cogeneration Facilities table on the preceding page, under the name ECK Generating.

(3)	Facilities held for sale.

The debt associated with many of the NRG facilities listed above is in default and could be subject to foreclosure by the lenders to such facilities. See Notes 2, 3, 4 and 7 to the Consolidated Financial Statements.

Other Properties

In addition to the above, NRG leases its corporate offices at 901 Marquette, Suite 2300, Minneapolis, Minn. 55402 and various other office spaces. NRG also owns interests in other construction projects in various stages of construction, the development of which has been terminated due to NRG's liquidity situation, as well as other properties not used for operational purposes.

Item 3. Legal Proceedings

In the normal course of business, various lawsuits and claims have arisen against Xcel Energy in addition to the regulatory matters discussed in Item 1. Management, after consultation with legal counsel, has recorded an estimate of the probable cost of settlement or other disposition for such matters.

Legal Contingencies

California Ancillary Services — On March 11, 2002, the Attorney General of California filed in federal court, United States District Court for the Northern District of California, a civil complaint against NRG, certain NRG affiliates, Xcel Energy, Dynegy, Inc. and Dynegy Power Marketing, Inc., alleging antitrust violations in the ancillary services market. The complaint alleges that the defendants repeatedly sold electricity generating capacity to the California ISO in state court in California. Similar actions have been brought against other parties in the California market for use as a reserve and subsequently, and impermissibly, sold the same capacity into the “spot” market for wholesale power, unlawfully collecting millions of dollars. Similar complaints were filed against other power generators. The plaintiff seeks an injunction against further similar acts by the defendants, and also seeks restitution, disgorgement of all proceeds, including profits, gained from these sales, and certain civil penalties. On April 17, 2002, the defendants in these various cases removed all of them to the federal district court, which denied the Attorney General’s motion to remand the cases to state court. That decision is on appeal to the Ninth Circuit Court. Meanwhile, the defendants’ motion to dismiss all the cases based on federal preemption and the filed rate doctrine is pending in the district court. A notice of bankruptcy filing regarding NRG has also been filed in this action, providing notice of the involuntary petition. On March 25, 2003, the federal district court dismissed the Attorney General's actions against NRG, certain NRG affiliates, Dynegy, Inc. and Dynegy Power Marketing, Inc. without prejudice.

Connecticut Light & Power Company — Connecticut Light & Power Company (CL&P) filed a claim in United States District Court for the District of Connecticut for recovery of amounts it claims is owing for congestion charges under the terms of a contract with a subsidiary of NRG. CL&P has served and filed its motion for summary judgment and NRG has yet to respond. CL&P has offset approximately $30 million from amounts owed to NRG, claiming that it has the right to offset those amounts under the contract. NRG has counterclaimed seeking to recover those amounts, arguing that CL&P has no rights under the contract to offset them. NRG cannot estimate at this time the likelihood of an unfavorable outcome in this matter, or the overall exposure for congestion charges for the full term of the contract. CL&P has also sought joinder in the involuntary bankruptcy of NRG in Minnesota.

Department of Energy (DOE) Complaint — On June 8, 1998, NSP-Minnesota filed a complaint in the Court of Federal Claims against the DOE requesting damages in excess of $1 billion for the DOE’s partial breach of the Standard Contract. NSP-Minnesota requested damages consisting of the costs of storage of spent nuclear fuel at the Prairie Island nuclear generating plant, anticipated costs related to the Private Fuel Storage, LLC and costs relating to the 1994 state legislation limiting the number of casks that can be used to store spent nuclear fuel at Prairie Island. On April 6, 1999, the Court of Federal Claims dismissed NSP-Minnesota’s complaint. On May 20, 1999, NSP-Minnesota appealed to the Court of Appeals for the Federal Circuit. On Aug. 31, 2000, the Court of Appeals for the Federal Circuit reversed and remanded to the Court of Federal Claims. On Dec. 26, 2000, NSP-Minnesota filed a motion with the Court of Federal Claims to amend its complaint and renew its motion for summary judgment on the DOE’s liability. On July 31, 2001, the Court of Federal Claims granted NSP-Minnesota’s motion for summary judgment on liability. On Nov. 28, 2001, the DOE brought motions for partial summary judgment on the schedule for acceptance of spent nuclear fuel and the DOE’s obligation to accept greater than Class C waste. These motions are pending. Limited discovery with respect to the schedule issues has been conducted. A trial in NSP-Minnesota’s suit against the DOE is not likely to occur before the second quarter of 2003.

Fortistar Litigation — In July 1999, Fortistar Capital, Inc., a Delaware corporation, filed a complaint in State Court in Minnesota against NRG asserting claims for injunctive relief and for damages as a result of NRG’s alleged breach of a confidentiality letter agreement with Fortistar relating to the Oswego facility in New York. NRG disputed Fortistar’s allegations and asserted numerous counterclaims. In October 1999, NRG, through a wholly owned subsidiary, closed on the acquisition of the Oswego facility. On May 8, 2002, the parties resolved the litigation with respect to the Oswego facility as well as litigation between the parties with respect to Minnesota Methane LLC. At the end of August 2002, NRG asserted that conditions for consummation of the settlement had not been met, while Fortistar moved the court to enter judgment against NRG to enforce the settlement seeking damages in excess of $35 million plus interest and attorney’s fees. NRG is opposing Fortistar’s motion on the grounds that conditions to contract performance have not been satisfied. No decision has been made on the pending motion, and NRG cannot predict the outcome of this dispute. See discussion of additional Fortistar litigation at Note 18 to the Consolidated Financial Statements.

Lamb County Electric Cooperative - On July 24, 1995, Lamb County Electric Cooperative, Inc. (LCEC) petitioned the PUCT for a cease and desist order against SPS. LCEC alleged that SPS had been unlawfully providing service to oil field customers and their facilities in LCEC’s singly-certificated area. SPS responded that it was lawfully entitled to serve oil field customers under “grandfather rights” granted it in the same order that granted LCEC its certificated area. Ultimately, the PUCT issued an order granting SPS’ motion for summary disposition, thus denying LCEC’s petition. LCEC appealed the PUCT’s order to the District Court, which upheld the order. LCEC then appealed to the Third Court of Appeals, which reversed the District Court judgment and remanded the case to the PUCT for an evidentiary hearing. The LCEC complaint was transferred to the State Office of Administrative Hearings (SOAH) for processing. On March 6, 2003, an ALJ issued a proposal for decision recommending that the cooperative’s petition for a cease and desist order be denied on the basis that SPS is duly certificated to provide the service in the disputed oil fields. The PUCT will receive proposed exceptions to the judge’s proposal for decision and is expected to decide the case in April 2003. In related litigation, on Oct. 18, 1996, LCEC filed an action for damages based on its claim that SPS had been unlawfully providing service to oil field customers in its certified area. This case has remained dormant pending a final determination by the PUCT of the lawfulness of the service. Damages resulting from a decision adverse to Xcel Energy could be material.

Environmental Contingencies

French Island — NSP-Wisconsin’s French Island plant generates electricity by burning a mixture of wood waste and refuse-derived fuel. The fuel is derived from municipal solid waste furnished under a contract with La Crosse County, Wisconsin. In October 2000, the EPA reversed a prior decision and found that the plant was subject to the federal large combustor regulations. Those regulations became effective on Dec. 19, 2000. NSP-Wisconsin did not have adequate time to install the emission controls necessary to come into compliance with the large combustor regulations by the compliance date. As a result, on March 29, 2001, the EPA issued a finding of violation to NSP-Wisconsin. NSP-Wisconsin is engaged in ongoing settlement discussions with the EPA regarding the finding of violation. In April 2001, a conservation group sent NSP-Wisconsin a notice of intent to sue under the citizen suit provisions of the Clean Air Act. NSP-Wisconsin could be fined up to $27,500 per day for each violation.

In July 2001, the state of Wisconsin filed a lawsuit against NSP-Wisconsin in the Wisconsin Circuit Court for La Crosse County, contending that NSP-Wisconsin exceeded dioxin emission limits on numerous occasions between July 1995 and December 2000 at French Island. In September 2002, the Court approved a settlement in the case requiring NSP-Wisconsin to pay penalties of $167,579 and contribute $300,000 in installments through 2005 to help fund a household hazardous waste project in the La Crosse area.

In August 2001, NSP-Wisconsin received a Certificate of Authority to install control equipment necessary to bring the French Island plant into compliance with both the federal large combustor regulations and state dioxin standard. NSP-Wisconsin began construction of the new air quality equipment in late 2001 and completed construction in 2002. NSP-Wisconsin has reached an agreement with La Crosse County through which La Crosse County will pay for the extra emissions equipment required to comply with the regulations.

NRG Opacity Consent Order — NRG became part of a consent order as a result of acquiring its Huntley, Dunkirk and Oswego plants from Niagara Mohawk. At the time of financial close on these assets, a consent order was being negotiated between Niagara Mohawk and the NYDEC. The order required Niagara Mohawk to pay a stipulated penalty for each opacity event at these facilities. An opacity event is an event in time, usually six minutes or 20 minutes, when a plant’s emissions do not meet minimum levels of air transparency. On Jan. 14, 2002, the NYDEC issued NRG NOVs for opacity events, which had occurred since the time NRG assumed ownership of Huntley, Dunkirk and Oswego generating stations. The NYDEC proposed a penalty associated with the NOVs at $900,000. Subsequently, the NYDEC has indicated that a consent order, not yet received by NRG, will seek a penalty in excess of that previously proposed. NRG expects to continue negotiations with NYDEC regarding the proposed consent orders, but cannot predict the outcome of those negotiations.

Additional Information

For a discussion of other legal claims and environmental proceedings, see Note 18 to the Consolidated Financial Statements under Item 8, incorporated by reference. For a discussion of proceedings involving utility rates and other regulatory matters, see Pending Regulatory Matters under Item 1, and Management’s Discussion and Analysis under Item 7, all incorporated by reference.

Item 4. Submission of Matters to a Vote of Security Holders

No issues were submitted for a vote during the fourth quarter of 2002.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Quarterly Stock Data

Xcel Energy’s common stock is listed on the New York Stock Exchange (NYSE), the Chicago Stock Exchange and the Pacific Stock Exchange. The trading symbol is XEL. The following are the reported high and low sales prices based on the NYSE Composite Transactions for the quarters of 2002 and 2001 and the dividends declared per share during those quarters.

2002	High	Low	Dividends

First Quarter	$28.49	$22.26	$0.3750
Second Quarter	$26.49	$13.91	$0.3750
Third Quarter	$17.20	$5.12	$0.1875
Fourth Quarter	$11.60	$7.40	$0.1875

2001	High	Low	Dividends

First Quarter	$30.35	$24.19	$0.3750
Second Quarter	$31.85	$27.39	$0.3750
Third Quarter	$29.51	$25.00	$0.3750
Fourth Quarter	$29.77	$25.30	$0.3750

Book value per share at Dec. 31, 2002, was $11.70. Shareholders of record as of Dec. 31, 2002, were 128,002.

Xcel Energy’s Restated Articles of Incorporation and First Mortgage Bond Trust Indenture provide for certain restrictions on the payment of cash dividends on common stock. At Dec. 31, 2002, the payment of cash dividends on common stock was not restricted except as described below.

Under PUHCA, unless there is an order from the SEC, a holding company or any subsidiary may only declare and pay dividends out of retained earnings. Due to 2002 losses incurred by NRG, retained earnings of Xcel Energy were a deficit of $101 million at Dec. 31, 2002 and, accordingly, dividends cannot be declared until earnings in 2003 are sufficient to eliminate this deficit or Xcel Energy is granted relief under the PUHCA. Xcel Energy has requested authorization from the SEC to pay dividends out of paid-in capital up to $260 million until Sept. 30, 2003. It is not known when or if the SEC will act on this request. See Common Stock Dividends under Item 7 for a discussion of factors affecting Xcel Energy’s payment of dividends.

Item 6. Selected Financial Data

(Millions of dollars,
except share and per share data)	2002	2001(d)	2000(d)	1999	1998

Operating revenues(a)	$9,524	$11,333	$9,223	$6,883	$6,606
Operating expenses(a)	$10,957	$9,475	$7,744	$5,679	$5,412
Income (loss) from continuing operations	$(1,661)	$738	$514	$571	$620
Net income (loss)	$(2,218)	$795	$527	$571	$624
Earnings available for common stock	$(2,222)	$791	$523	$566	$619
Average number of common shares outstanding (000’s)	382,051	342,952	337,832	331,943	323,883
Average number of common and potentially dilutive shares outstanding (000’s)	382,051	343,742	338,111	332,054	324,355
Earnings per share from continuing operations	$(4.36)	$2.14	$1.51	$1.70	$1.91
Earnings per share-basic	$(5.82)	$2.31	$1.54	$1.70	$1.91
Earnings per share-diluted	$(5.82)	$2.30	$1.54	$1.70	$1.91
Dividends declared per share(b)	$1.13	$1.50	$1.45	$1.47	$1.46
Total assets	$27,258	$28,754	$21,769	$18,070	$15,055
Long-term debt(e)	$6,550	$11,556	$7,011	$5,582	$4,057
Book value per share	$11.70	$17.91	$16.32	$15.78	$15.44
Return on average common equity	(41.0)%	13.5%	9.6%	10.9%	12.6%
Ratio of earnings (deficiency) to fixed charges(c)(f)	(1.8)	2.1	1.9	2.4	3.0

(a)	Operating revenues and expenses for 1998 through 2001 include reclassifications to conform to the 2002 presentation. These reclassifications related to reporting electric and natural gas trading revenues and costs on a net basis, and to presenting the results of discontinued operations separately. These reclassifications had no effect on net income or earnings per share.

(b)	Amounts include pro forma adjustments to restate periods before the merger to create Xcel Energy, for historically consistent reporting. Dividends in 2000 reflect dividends paid by predecessor companies before, and Xcel Energy after, the Xcel Energy merger in August 2000.

(c)	Excludes undistributed equity income and includes allowance for funds used during construction.

(d)	Earnings in 2001 were increased by 3 cents per share for extraordinary items. Earnings in 2000 were reduced by 52 cents per share for special charges related to the Xcel Energy merger, as discussed in Note 2 to the Consolidated Financial Statements. In addition, earnings in 2000 were reduced by 6 cents per share for extraordinary items related to electric utility restructuring in Texas and New Mexico, as discussed in Note 15 to the Consolidated Financial Statements.

(e)	Long term debt for 1998 through 2001 include reclassifications to present the long-term debt of discontinued operations separately, and adjustments related to those reclassifications.

(f)	The fixed charges exceeded earnings, as defined for this ratio, by $2.9 billion in 2002.

Item 7. Management’s Discussion and Analysis

On Aug. 18, 2000, New Century Energies, Inc. (NCE) and Northern States Power Co. (NSP) merged and formed Xcel Energy Inc. (Xcel Energy). Xcel Energy, a Minnesota corporation, is a registered holding company under the Public Utility Holding Company Act (PUHCA). As part of the merger, NSP transferred its existing utility operations that were being conducted directly by NSP at the parent company level to a newly formed subsidiary of Xcel Energy named Northern States Power Co. Each share of NCE common stock was exchanged for 1.55 shares of Xcel Energy common stock. NSP shares became Xcel Energy shares on a one-for-one basis. As a stock-for-stock exchange for shareholders of both companies, the merger was accounted for as a pooling-of-interests and, accordingly, amounts reported for periods prior to the merger have been restated for comparability with post-merger results.

Xcel Energy directly owns six utility subsidiaries that serve electric and natural gas customers in 12 states. These six utility subsidiaries are Northern States Power Co., a Minnesota corporation (NSP-Minnesota); Northern States Power Co., a Wisconsin corporation (NSP-Wisconsin); Public Service Company of Colorado (PSCo); Southwestern Public Service Co. (SPS); Black Mountain Gas Co. (BMG), which is in the process of being sold pending regulatory approval; and Cheyenne Light, Fuel and Power Co. (Cheyenne). They serve customers in portions of Arizona, Colorado, Kansas, Michigan, Minnesota, New Mexico, North Dakota, Oklahoma, South Dakota, Texas, Wisconsin and Wyoming. During 2002, Xcel Energy’s regulated businesses also included Viking Gas Transmission Co. (Viking), which was sold on Jan. 17, 2003, and WestGas InterState Inc. (WGI), both interstate natural gas pipeline companies.

Xcel Energy also owns or has an interest in a number of nonregulated businesses, the largest of which is NRG Energy, Inc. (NRG), an independent power producer. Xcel Energy owned 100 percent of NRG at the beginning of 2000. About 18 percent of NRG was sold to the public in an initial public offering in the second quarter of 2000, leaving Xcel Energy with an 82-percent interest at Dec. 31, 2000. In March 2001, another 8 percent of NRG was sold to the public, leaving Xcel Energy with an interest of about 74 percent at Dec. 31, 2001. On June 3, 2002, Xcel acquired the 26 percent of NRG held by the public so that it again held 100 percent ownership at Dec. 31, 2002. NRG is facing extreme financial difficulties. There is substantial doubt as to NRG’s ability to continue as a going concern absent a restructuring through bankruptcy, and NRG will likely be the subject of a bankruptcy proceeding. See Note 2, 3, 4 and 7 to the Consolidated Financial Statements.

In addition to NRG, Xcel Energy’s nonregulated subsidiaries include Utility Engineering Corp. (engineering, construction and design), Seren Innovations, Inc. (broadband telecommunications services), e prime inc. (natural gas marketing and trading), Planergy International, Inc. (enterprise energy management solutions), Eloigne Co. (investments in rental housing projects that qualify for low-income housing tax credits) and Xcel Energy International Inc. (an international independent power producer).

FINANCIAL REVIEW

The following discussion and analysis by management focuses on those factors that had a material effect on Xcel Energy’s financial condition, results of operations and cash flows during the periods presented, or are expected to have a material impact in the future. It should be read in conjunction with the accompanying Consolidated Financial Statements and Notes. All Note references refer to the Notes to Consolidated Financial Statements.

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “estimate,” “expect,” “objective,” “outlook,” “project,” “possible,” “potential” and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including their impact on capital expenditures and the ability of Xcel Energy and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by Xcel Energy and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership; structures that affect the speed and degree to which competition enters the electric and gas markets; the higher risk associated with Xcel Energy’s nonregulated businesses compared with its regulated businesses; currency translation and transaction adjustments; risks associated with the California power market; the items described under Factors Affecting Results of Operations; and the other risk factors listed from time to time by Xcel Energy in reports filed with the Securities and Exchange Commission (SEC), including Exhibit 99.01 to Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2002.

RESULTS OF OPERATIONS

Xcel Energy’s earnings per share for the past three years were as follows:

	Contribution to earnings per share

	2002	2001	2000

Continuing Operations Before Extraordinary Items:
Regulated utility	$1.59	$1.90	$1.20
NRG (including impairments and restructuring charges)	(7.58)	0.44	0.37
Other nonregulated and holding company (including tax benefits related to investment in NRG in 2002)	1.63	(0.21)	(0.06)

Income (loss) from continuing operations	(4.36)	2.13	1.51
Discontinued operations – NRG (see Note 3)	(1.46)	0.14	0.09
Extraordinary items – Regulated utility (see Note 15)	—	0.03	(0.06)

Total earnings (loss) per share – diluted	$(5.82)	$2.30	$1.54

Additional information on earnings contributions by operating segments are as follows:

	Contribution to earnings per share

	2002	2001	2000

Regulated utility (including extraordinary items):
Electric utility	$1.33	$1.66	$1.03
Gas utility	0.26	0.24	0.17

Total regulated utility	1.59	1.90	1.20
NRG (including discontinued operations) – (see Note 3)	(9.04)	0.58	0.46
Other nonregulated and holding company:
Tax benefit related to investment in NRG	1.85	0.00	0.00
Other (see Note 21 for components)	(0.22)	(0.18)	(0.12)

Total earnings (loss) per share – diluted	$(5.82)	$2.30	$1.54

For more information on significant factors that had an impact on earnings, see below.

Significant Factors that Impacted 2002 Results

Special Charges — Regulated Utility — Regulated utility earnings from continuing operations were reduced by approximately 2 cents per share in 2002 due to a $5-million regulatory recovery adjustment for SPS and $9 million in employee separation costs associated with a restaffing initiative early in the year for utility and service company operations. See Note 2 to the Consolidated Financial Statements for further discussion of these items, which are reported as Special Charges in operating expenses.

Impairment and Financial Restructuring Charges — NRG — NRG’s losses from both continuing and discontinued operations were affected by charges recorded in 2002. Continuing operations included losses of approximately $7.07 per share in 2002 for asset impairment and disposal losses, and for other charges related mainly to its financial restructuring. These costs are reported as Special Charges and Writedowns and Disposal Losses from Investments in operating expenses, and are discussed further in Note 2 to the Financial Statements. In addition, discontinued operations included losses of approximately $1.56 per share for asset impairments and disposal losses, and are discussed further in Note 3 to the Consolidated Financial Statements.

During 2002, NRG experienced credit rating downgrades, defaults under certain credit agreements, increased collateral requirements and reduced liquidity. These events led to impairment reviews of a number of NRG assets, which resulted in material write-downs in 2002. In addition to impairments of projects operating or under development, certain NRG projects were determined to be held for sale, and estimated losses on disposal for such projects were also recorded. These impairment charges, some of which related to equity investments, have reduced Xcel Energy’s earnings for 2002 as follows: $6.29 of Special Charges in continuing operations, $0.51 of Losses on Disposal of Investments in continuing operations, and $1.57 of impairment charges included in discontinued operations. As reported previously, there is substantial doubt as to NRG’s ability to continue as a going concern, and NRG will likely be the subject of a bankruptcy proceeding.

NRG also expensed approximately $111 million in 2002 for incremental costs related to its financial restructuring and business realignment. These costs, which reduced 2002 earnings by 27 cents per share, include expenses for financial and legal advisors, contract termination costs, employee separation and other incremental costs incurred during the financial restructuring period. These costs also include a charge related to NRG’s NEO landfill gas generation operations for the estimated impact of a dispute settlement with NRG’s partner on the NEO project, Fortistar. Most of these costs were paid in 2002. See Note 2 to the Consolidated Financial Statements for discussion of accrued financial restructuring cost activity related to NRG.

Tax Benefit — NRG Investment — As discussed in Note 11, it was determined in 2002 that NRG was no longer likely to be included in Xcel Energy’s consolidated income tax group. Approximately $706 million has been recognized at one of Xcel Energy’s nonregulated intermediate holding companies for the estimated tax benefits related to Xcel Energy’s investment in NRG, based on the difference between book and tax bases of such investment. This estimated tax benefit increased 2002 annual results by $1.85 per share.

Other Nonregulated & Holding Companies — Nonregulated and holding company earnings for 2002 were reduced by losses of approximately 6 cents per share for the combined effects of unusual items that occurred during the year. As discussed later, Xcel International recorded impairment losses for Argentina assets of 3 cents per share and disposal losses for Yorkshire Power of 2 cents per share, Planergy recorded gains from contract sales of 2 cents per share, losses were incurred on holding company debt of 2 cents per share, and incremental costs related to NRG financial restructuring activities of 1 cent per share were incurred at the holding company level.

Significant Factors that Impacted 2001 Results

Regulated utility earnings were reduced by a net 1 cent per share from the combined effects of four unusual items that occurred during the year. Three of the items affected continuing operations, reducing earnings by 4 cents per share. The remaining item increased income from extraordinary items by 3 cents per share.

Conservation Incentive Recovery — Regulated utility earnings from continuing operations in 2001 were increased by 7 cents per share due to a Minnesota Public Utilities Commission (MPUC) decision. In June 2001, the MPUC approved a plan allowing recovery of 1998 incentives associated with state-mandated programs for energy conservation. As a result, the previously recorded liabilities of approximately $41 million, including carrying charges, for potential refunds to customers were no longer required. The plan approved by the MPUC increased revenue by approximately $34 million and increased allowance for funds used during construction by approximately $7 million, increasing earnings by 7 cents per share for the second quarter of 2001. Based on the new MPUC policy and less uncertainty regarding conservation incentives to be approved, conservation incentives are being recorded on a current basis beginning in 2001.

Special Charges — Postemployment Benefits and Restaffing Costs — Regulated utility earnings from continuing operations in 2001 were decreased by 4 cents per share due to a Colorado Supreme Court decision that resulted in a pretax write-off of $23 million of a regulatory asset related to deferred postemployment benefit costs at PSCo.

Also, regulated utility earnings from continuing operations were reduced by approximately 7 cents per share in 2001 due to $39 million of employee separation costs associated with a restaffing initiative late in the year for utility and service company operations. See Note 2 to the Financial Statements for further discussion of these items, which are reported as Special Charges in operating expenses.

Extraordinary Items — Electric Utility Restructuring — In 2001, extraordinary income of $18 million before tax, or 3 cents per share, was recorded related to the regulated utility business to reflect the impacts of industry restructuring developments for SPS. This represents a reversal of a portion of the 2000 extraordinary loss discussed later. For more information on SPS extraordinary items, see Note 15 to the Consolidated Financial Statements.

Significant Factors that Impacted 2000 Results

Special Charges — Merger Costs — During 2000, Xcel Energy expensed pretax special charges of $241 million, or 52 cents per share, for costs related to the merger between NSP and NCE. Of these special charges, approximately 44 cents per share were associated with the costs of merging regulated utility operations and 8 cents per share were associated with merger impacts on nonregulated and holding company activities other than NRG. See Note 2 to the Consolidated Financial Statements for more information on these merger-related costs reported as Special Charges.

Extraordinary Items — Electric Utility Restructuring — In 2000, extraordinary losses of approximately $28 million before tax, or 6 cents per share, were recorded related to the regulated utility business for the expected discontinuation of regulatory accounting for SPS’ generation business. For more information on SPS extraordinary items, see Note 15 to the Consolidated Financial Statements.

Statement of Operations

Electric Utility and Commodity Trading Margins — Electric fuel and purchased power expenses tend to vary with changing retail and wholesale sales requirements and unit cost changes in fuel and purchased power. Due to fuel cost recovery mechanisms for retail customers in several states, most fluctuations in energy costs do not materially affect electric utility margin. However, the fuel clause cost recovery in Colorado does not allow for complete recovery of all variable production expense, and cost changes can affect earnings. Electric utility margins reflect the impact of sharing energy costs and savings relative to a target cost per delivered kilowatt-hour and certain trading margins under the incentive cost adjustment (ICA) ratemaking mechanism in Colorado. In addition to the ICA, Colorado has other adjustment clauses that allow certain costs to be recovered from retail customers.

Xcel Energy has three distinct forms of wholesale sales: short-term wholesale, electric commodity trading and natural gas commodity trading. Short-term wholesale refers to electric sales for resale, which are associated with energy produced from Xcel Energy’s generation assets or energy and capacity purchased to serve native load. Electric and natural gas commodity trading refers to the sales for resale activity of purchasing and reselling electric and natural gas energy to the wholesale market.

Xcel Energy’s commodity trading operations are conducted by NSP-Minnesota (electric), PSCo (electric) and e prime (natural gas). Margins from electric trading activity, conducted at NSP-Minnesota and PSCo, are partially redistributed to other operating utilities of Xcel Energy, pursuant to a joint operating agreement (JOA) approved by the Federal Energy Regulatory Commission (FERC). Trading margins reflect the impact of sharing certain trading margins under the ICA. Trading revenues, as discussed in Note 1 to the Consolidated Financial Statements, are reported net (i.e., margins) in the Consolidated Statements of Operations. Trading revenue and costs associated with NRG’s operations are included in nonregulated margins. The following table details the revenue and margin for base electric utility, short-term wholesale and electric and natural gas trading activities.

	Base		Electric	Natural Gas
	Electric	Short-Term	Commodity	Commodity	Intercompany	Consolidated
(Millions of dollars)	Utility	Wholesale	Trading	Trading	Eliminations	Totals

2002
Electric utility revenue	$5,232	$203	$—	$—	$—	$5,435
Electric fuel and purchased power-utility	(2,029)	(170)	—	—	—	(2,199)
Electric and natural gas trading revenue-gross	—	—	1,529	1,898	(71)	3,356
Electric and natural gas trading costs	—	—	(1,527)	(1,892)	71	(3,348)

Gross margin before operating expenses	$3,203	$33	$2	$6	$—	$3,244

Margin as a percentage of revenue	61.2%	16.3%	0.1%	0.3%	—	36.9%

2001
Electric utility revenue	$5,607	$788	$—	$—	$—	$6,395
Electric fuel and purchased power-utility	(2,559)	(613)	—	—	—	(3,172)
Electric and natural gas trading revenue-gross	—	—	1,337	1,938	(88)	3,187
Electric and natural gas trading costs	—	—	(1,268)	(1,918)	88	(3,098)

Gross margin before operating expenses	$3,048	$175	$69	$20	$—	$3,312

Margin as a percentage of revenue	54.4%	22.2%	5.2%	1.0%	—	34.6%

2000
Electric utility revenue	$5,107	$567	$—	$—	$—	$5,674
Electric fuel and purchased power-utility	(2,106)	(475)	—	—	—	(2,581)
Electric and natural gas trading revenue-gross	—	—	819	1,297	(54)	2,062
Electric and natural gas trading costs	—	—	(788)	(1,287)	54	(2,021)

Gross margin before operating expenses	$3,001	$92	$31	$10	$—	$3,134

Margin as a percentage of revenue	58.8%	16.2%	3.8%	0.8%	—%	40.5%

2002 Comparison to 2001 — Base electric utility revenue decreased $375 million, while electric utility margins, primarily retail, increased approximately $155 million in 2002, compared with 2001. Base electric revenues decreased largely due to decreased recovery of fuel and purchased power costs driven by declining fuel costs in 2002. The higher base electric margins in the year reflect lower unrecovered costs, due in part to resetting the base-cost recovery at PSCo in January 2002. In 2001, PSCo’s allowed recovery was approximately $78 million less than its actual costs, while in 2002 its allowed recovery was approximately $29 million more than its actual cost. For the year, higher accrued conservation revenues, sales growth and more favorable temperatures also contributed to the higher electric margins and partially offset the lower base electric revenue. Lower wholesale capacity sales in Texas, as well as the impact of the conservation incentive adjustment in Minnesota in 2001, as discussed previously, partially offset the increased margins and contributed to the lower revenues.

Short-term wholesale margins consist of asset-based trading activity. Electric and natural gas commodity trading activity margins consist of non-asset-based trading activity. Short-term wholesale and electric and natural gas commodity trading sales margins decreased an aggregate of approximately $223 million in 2002, compared with 2001. The decrease in short-term wholesale and electric commodity trading margin reflects lower power prices and less favorable market conditions. The decrease in natural gas commodity trading margin reflects reduced market opportunities.

2001 Comparison to 2000 — Base electric utility revenue increased by approximately $500 million, or 9.8 percent, in 2001. Base electric utility margin increased by approximately $47 million, or 1.6 percent, in 2001. These revenue and margin increases were due to sales growth, weather conditions in 2001 and the recovery of conservation incentives in Minnesota. Increased conservation incentives, including the resolution of the 1998 dispute, as discussed previously, and accrued 2001 incentives, increased revenue and margin by $49 million. More favorable weather during 2001 increased revenue by approximately $23 million and margin by approximately $13 million. These increases were partially offset by increases in fuel and purchased power costs, which are not completely recoverable from customers in Colorado due to various cost-sharing mechanisms. Revenue and margin also were reduced in 2001 by approximately $30 million due to rate reductions in various jurisdictions agreed to as part of the merger approval process, compared with $10 million in 2000.

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

Electric and natural gas commodity trading margins, including proprietary electric trading (i.e., not in electricity produced by Xcel Energy’s own generating plants) and natural gas trading, increased approximately $48 million for the year ended Dec. 31, 2001, compared with the same period in 2000. The increase reflects an expansion of Xcel Energy’s trading operations and favorable market conditions, including strong prices in the western markets, particularly before the establishment of pricing caps and other market changes.

Natural Gas Utility Margins — The following table details the changes in natural gas utility revenue and margin. The cost of natural gas tends to vary with changing sales requirements and the unit cost of natural gas purchases. However, due to purchased natural gas cost recovery mechanisms for retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin.

(Millions of dollars)	2002	2001	2000

Natural gas utility revenue	$1,398	$2,053	$1,469
Cost of natural gas purchased and transported	(852)	(1,518)	(948)

Gas utility margin	$546	$535	$521

2002 Comparison to 2001 — Natural gas utility revenue decreased by $655 million, while natural gas margins increased by $11 million. Natural gas revenue decreased largely due to decreases in the cost of natural gas, which are generally passed through to customers. Natural utility gas margin increased due primarily to more favorable temperatures and sales growth.

2001 Comparison to 2000 — Natural gas utility revenue increased by approximately $584 million, or 39.8 percent, for 2001, primarily due to increases in the cost of natural gas, which are largely passed on to customers and recovered through various rate adjustment clauses in most of the jurisdictions in which Xcel Energy operates. Natural gas utility margin increased by approximately $14 million, or 2.7 percent, for 2001 due to sales growth and a rate increase in Colorado. These natural gas revenue and margin increases were partially offset by the impact of warmer temperatures in 2001, which decreased natural gas revenue by approximately $38 million and natural gas margin by approximately $16 million.

Nonregulated Operating Margins — The following table details the changes in nonregulated revenue and margin included in continuing operations.

(Millions of dollars)	2002	2001	2000

Nonregulated and other revenue	$2,611	$2,580	$1,856
Earnings from equity investments	72	217	183
Nonregulated cost of goods sold	(1,361)	(1,319)	(877)

Nonregulated margin	$1,322	$1,478	$1,162

2002 Comparison to 2001 — Nonregulated revenue from continuing operations increased slightly in 2002, reflecting growth from the full-year impact of NRG’s 2001 generating facility acquisitions but partially offset by lower market prices. Nonregulated margin from continuing operations decreased in 2002, due to decreased equity earnings. Earnings from equity investments for 2002 decreased compared with 2001, primarily due to decreased equity earnings from NRG’s West Coast Power project, which experienced less favorable long-term contracts and higher uncollectible receivables.

2001 Comparison to 2000 — Nonregulated revenue and margin from continuing operations increased in 2001, largely due to NRG’s acquisition of generating facilities, increased demand for electricity, market dynamics, strong performance from existing assets and higher market prices for electricity. Earnings from equity investments for 2001 increased compared with 2000, primarily due to increased equity earnings from NRG projects, which offset lower equity earnings from Yorkshire Power. As a result of a sales agreement to sell most of its investment in Yorkshire Power, Xcel Energy did not record any equity earnings from Yorkshire Power after January 2001.

Non-Fuel Operating Expense and Other Items — Other utility operating and maintenance expense for 2002 decreased by approximately $4 million, or 0.3 percent. The decreased costs reflect lower incentive compensation and other employee benefit costs, as well as lower staffing levels in corporate areas. These decreases were substantially offset by higher plant outage and property insurance costs, in addition to inflationary factors such as market wage increases.

Other utility operating and maintenance expense for 2001 increased by approximately $60 million, or 4.1 percent, compared with 2000. The change is largely due to increased plant outages, higher nuclear operating costs, bad debt reserves reflecting higher energy prices, increased costs due to customer growth and higher performance-based incentive costs.

Other nonregulated operating and maintenance expenses for continuing operations increased $111 million in 2002 and increased $143 million in 2001. These expenses are included in the results for each nonregulated subsidiary, as discussed later.

Depreciation and amortization expense increased $131 million, or 14.5 percent, in 2002 and $140 million, or 18.2 percent, in 2001, primarily due to acquisitions of generating facilities by NRG and additions to utility plant. Higher NRG depreciation expense accounted for $87 million of the increase in 2002.

Interest income was higher in 2002 and 2001 due to higher cash balances at NRG in both years and to interest on affiliate loans in 2001.

Other income was higher in 2002 and 2001 due mainly to a gain on the sale of nonregulated property and PSCo assets.

Other expense increased in 2002 due largely to variations in currency exchange losses at NRG.

Interest expense increased $152 million, or 20.8 percent, in 2002 and $114 million, or 18.5 percent, in 2001, primarily due to increased debt of NRG. In addition, long-term debt was refinanced at higher interest rates during 2002. Higher NRG interest expense accounted for $105 million of the increase in 2002.

Income tax expense decreased by approximately $959 million in 2002, compared with 2001. Nearly all of this decrease relates to NRG’s 2002 losses and the change in tax filing status for NRG effective in the third quarter of 2002, as discussed in Note 11 to the Consolidated Financial Statements. NRG is now in a tax operating loss carryforward position and is no longer assumed to be part of Xcel Energy’s consolidated tax group. The effective tax rate for continuing operations, excluding minority interest and before extraordinary items, was 27.3 percent for the year ended Dec. 31, 2002, and 28.8 percent for the same period in 2001. The decrease in the effective rate between years reflects a nominal tax rate at NRG, due to their loss carryforward position. Partially offsetting the NRG tax rate decrease is the impact of a one-time adjustment to recognize tax benefits from Xcel Energy’s investment in NRG, as discussed in Note 11 to the Consolidated Financial Statements. The effective tax rate for the regulated utility business and operations other than NRG was significantly lower in 2002, compared with 2001, due to the benefit recorded on the investment in NRG and the changes in the items listed in the rate reconciliation in Note 11.

Weather — Xcel Energy’s earnings can be significantly affected by weather. Unseasonably hot summers or cold winters increase electric and natural gas sales, but also can increase expenses, which may not be fully recoverable. Unseasonably mild weather reduces electric and natural gas sales, but may not reduce expenses, which affects overall results. The following summarizes the estimated impact on the earnings of the utility subsidiaries of Xcel Energy due to temperature variations from historical averages:

•	weather in 2002 increased earnings by an estimated 6 cents per share;

•	weather in 2001 had minimal impact on earnings per share; and

•	weather in 2000 increased earnings by an estimated 1 cent per share.

NRG Results

	Contribution to Xcel Energy’s earnings per share

	2002	2001	2000

Continuing NRG operations:
Operations before tax credits, special charges and disposal losses	$(0.54)	$0.49	$0.35
Tax credits	—	0.14	0.10
Special charges-asset impairments (Note 2)	(6.29)	—	—
Special charges-financial restructuring and NEO (Note 2)	(0.27)	—	—
Write-downs and disposal losses from equity investments (Note 2)	(0.51)	—	—

Income (loss) from continuing NRG operations	(7.61)	0.63	0.45
Discontinued NRG operations (Note 3)	(1.46)	0.14	0.09

Total NRG earnings (loss) per share	(9.07)	0.77	0.54
Minority shareholder interest	0.03	(0.19)	(0.08)

NRG contribution to Xcel Energy	$(9.04)	$0.58	$0.46

NRG Continuing Operations and Tax Credits — As previously stated, NRG is facing extreme financial difficulties, and there is substantial doubt as to NRG’s ability to continue as a going concern. During 2002, NRG’s continuing operations, excluding impacts of asset impairments and disposals and restructuring costs, experienced significant losses compared with 2001. The 2002 losses are primarily attributable to NRG’s North American operations, which experienced significant reductions in domestic energy and capacity sales and an overall decrease in power pool prices and related spark spreads. During 2002, an additional reserve for uncollectible receivables in California was established by West Coast Power, which reduced NRG’s equity earnings by approximately $29 million, after tax. West Coast Power’s 2002 income was also lower than 2001 due to less-favorable contracts and reductions in sales of energy and capacity. In addition, increased administrative costs, depreciation and interest expense from completed construction costs also contributed to the less-than-favorable results for NRG in 2002. Partially off-setting these earnings reductions was the recognition, in the fourth quarter of 2002, of approximately $51 million of additional revenues related to the contractual termination related to NRG’s Indian River project.

On a stand-alone basis, NRG does not have the ability to recognize all tax benefits that may ultimately accrue from its losses incurred in 2002, thus increasing the overall loss from continuing operations. In addition to losing the ability to recognize all tax benefits for operating losses, NRG in 2002 also lost the ability to utilize tax credits generated by its energy projects. These lower tax credits account for a portion of the decreased earnings contribution of NRG compared with results in 2001 and 2000, which included income related to recognition of tax credits.

NRG’s earnings for 2001 increased primarily due to new acquisitions in Europe and North America, as well as a full year of operation in 2001 of acquisitions made in the fourth quarter of 2000. In addition, NRG’s 2001 earnings reflected a reduction in the overall effective tax rate and mark-to-market gains related to SFAS No. 133 — “Accounting for Derivative Instruments and Hedging Activity.” The overall reduction in tax rates in 2001 was primarily due to higher energy credits, the implementation of state tax planning strategies and a higher percentage of NRG’s overall earnings derived from foreign projects in lower tax jurisdictions.

NRG Special Charges — Impairments and Financial Restructuring — As discussed previously, both the continuing and discontinued operations of NRG in 2002 included material losses for asset impairments and estimated disposal losses. Also, NRG recorded other special charges in 2002, mainly for incremental costs related to its financial restructuring and business realignment. See Notes 2 and 3 to the Consolidated Financial Statements for further discussion of NRG’s special charges and discontinued operations, respectively.

Other Nonregulated Subsidiaries and Holding Company Results

	Contribution to Xcel Energy’s earnings per share

	2002	2001	2000

Xcel International	$(0.05)	$(0.02)	$0.09
Eloigne Company	0.02	0.03	0.02
Seren Innovations	(0.07)	(0.08)	(0.07)
Planergy International	0.00	(0.04)	(0.08)
e prime	0.00	0.02	(0.02)
Financing costs and preferred dividends	(0.11)	(0.11)	(0.07)
Other nonregulated/holding company results	(0.01)	0.02	0.01

Subtotal – nonregulated/holding co. excluding tax benefit	(0.22)	(0.18)	(0.12)
Tax benefit from investment in NRG (Note 11)	1.85	—	—

Total nonregulated/holding company earnings per share	$1.63	$(0.18)	$(0.12)

Xcel International — Xcel International is currently comprised primarily of power generation projects in Argentina, and previously included an investment in Yorkshire Power.

In December 2002, a subsidiary of Xcel Argentina decided it would no longer fund one of its power projects in Argentina and defaulted on its loan agreements. The default is not material to Xcel Energy. However, this decision resulted in the shutdown of the Argentina plant facility, pending financing of a necessary maintenance outage. Updated cash flow projections for the plant were insufficient to provide recovery of Xcel International’s investment. An impairment write-down of approximately $13 million, or 3 cents per share, was recorded in 2002.

In August 2002, Xcel Energy announced it had sold its 5.25-percent interest in Yorkshire Power Group Limited for $33 million to CE Electric UK. The sale of the 5.25-percent interest resulted in an after-tax loss of $8.3 million, or 2 cents per share, in 2002. The loss is included in write-downs and disposal losses from investments on the Consolidated Statements of Operations. Xcel Energy and American Electric Power Co. initially each held a 50-percent interest in Yorkshire, a UK retail electricity and natural gas supplier and electricity distributor, before selling 94.75 percent of Yorkshire to Innogy Holdings plc in April 2001. As a result of this sales agreement, Xcel Energy did not record any equity earnings from Yorkshire Power after January 2001. For more information, see Note 3 to the Consolidated Financial Statements.

Eloigne Company — Eloigne invests in affordable housing that qualifies for Internal Revenue Service tax credits. Eloigne’s earnings contribution declined slightly in 2002 as tax credits on mature affordable housing projects began to decline. The actual decline in Eloigne’s net income in 2002, compared with 2001, was only $716,000, with 2002 earnings representing 2.1 cents per share and 2001 earnings representing 2.5 cents per share.

Seren Innovations — Seren operates a combination cable television, telephone and high-speed Internet access system in St. Cloud, Minn., and Contra Costa County, California. Operation of its broadband communications network has resulted in losses. Seren projects improvement in its operating results with positive cash flow anticipated in 2005, upon completion of its build-out phase, and a positive earnings contribution anticipated in 2008.

Planergy International — Planergy, a wholly owned subsidiary of Xcel Energy, provides energy management services. Planergy’s results for 2002 improved, largely due to gains from the sale of a portfolio of energy management contracts, which increased earnings by nearly 2 cents per share.

Planergy’s results for 2000 were reduced by special charges of 4 cents per share for the write-offs of goodwill and project development costs.

e prime — e prime’s results for the year ended Dec. 31, 2001, reflect the favorable structure of its contractual portfolio, including natural gas storage and transportation positions, structured products and proprietary trading in natural gas markets. e prime’s earnings were lower in 2002, and higher in 2001, due to varying natural gas commodity trading margins, as discussed previously.

e prime’s results for 2000 were reduced by special charges of 2 cents per share for contractual obligations and other costs associated with post-merger changes in the strategic operations and related revaluations of e prime’s energy marketing business.

Financing Costs and Preferred Dividends — Nonregulated results include interest expense and preferred dividends, which are incurred at the Xcel Energy and intermediate holding company levels, and are not directly assigned to individual subsidiaries.

In November 2002, the Xcel Energy holding company issued temporary financing, which included detachable options for the purchase of Xcel Energy notes, which are convertible to Xcel Energy common stock. This temporary financing was replaced with longer-term holding company financing in late November 2002. Costs incurred to redeem the temporary financing included a redemption premium of $7.4 million, $5.2 million of debt discount associated with the detachable option and other issuance costs, which increased financing costs and reduced 2002 earnings by 2 cents per share.

Other — Certain costs related to NRG’s restructuring are being incurred at the holding company level. Approximately $5 million of such costs were incurred in 2002, which reduced earnings by approximately 1 cent per share.

Other nonregulated results for 2000, which include the activity of several nonregulated subsidiaries, were reduced by merger-related special charges of 2 cents per share. These special charges include $10 million in asset write-downs and losses resulting from various other nonregulated business ventures that are no longer being pursued after the Xcel Energy merger.

Factors Affecting Results of Operations

Xcel Energy’s utility revenues depend on customer usage, which varies with weather conditions, general business conditions and the cost of energy services. Various regulatory agencies approve the prices for electric and natural gas service within their respective jurisdictions. In addition, Xcel Energy’s nonregulated businesses have adversely affected Xcel Energy’s earnings in 2002. The historical and future trends of Xcel Energy’s operating results have been, and are expected to be, affected by the following factors:

Impact of NRG Financial Difficulties - NRG is experiencing severe financial difficulties, resulting primarily from declining credit ratings and lower prices for power. These financial difficulties have caused NRG to miss several scheduled payments of interest and principal on its bonds and incur approximately $3.1 billion in asset impairment charges. In addition, as a result of being downgraded, NRG was required to post cash collateral ranging from $1.1 billion to $1.3 billion. NRG has been unable to post this cash collateral and, as a result, is in default on various obligations. Furthermore, in November 2002, lenders to NRG accelerated approximately $1.1 billion of NRG’s debt, rendering the debt immediately due and payable. In February 2003, lenders to NRG accelerated an additional $1 billion of debt. NRG does not contemplate making any principal or interest payments on its corporate-level debt pending the restructuring of its obligations and is in default under various debt instruments. As a consequence of the defaults, the lenders are able to seek to enforce their remedies, if they so choose, and that would likely lead to a bankruptcy filing by NRG. NRG continues to work with its lenders and bondholders on a comprehensive financial restructuring plan. See further discussion of potential NRG bankruptcy and financial restructuring under Liquidity and Capital Resources and in Notes 4 and 18 to the Consolidated Financial Statements.

Subsequent to its credit downgrade in July 2002, NRG experienced losses as follows in 2002:

(Millions of dollars)	Third Quarter	Fourth Quarter

Net losses from NRG:
Special Charges – asset impairments	$(2,466)	$(79)
Special Charges – financial restructuring and other costs	(34)	(21)
Write-downs and losses on equity method investments	(118)	(74)
Other income (loss) from continuing operations, including income tax effects	140	(176)

NRG loss from continuing operations	(2,478)	(350)
Discontinued operations – asset impairments	(600)	—
Discontinued operations – other	23	9

Net NRG loss for period	$(3,055)	$(341)

These NRG losses have reduced Xcel Energy’s retained earnings to a deficit as of Dec. 31, 2002. NRG is expected to continue to experience material losses into 2003, pending a successful financial restructuring and increased power prices. NRG’s losses in 2003 may include further asset impairments, losses from asset disposals, and financial restructuring costs as NRG continues its financial restructuring and decisions are made to realign NRG’s business operations and divest operating assets. In addition, the impact of any settlement with NRG’s creditors regarding the financial restructuring of NRG may also impact Xcel Energy’s operating results and retained earnings, by material amounts which will not be determinable until settlement terms are reached. See Note 4 to the Financial Statements for a discussion of a preliminary settlement with NRG’s creditors. As discussed later, Xcel Energy is unable without SEC approval under PUHCA to declare dividends on its common stock until consolidated retained earnings are positive, and continuing NRG financial impacts may continue to limit the ability of Xcel Energy to declare and pay dividends.

In the event that NRG’s financial situation ultimately results in a bankruptcy filing, there may be additional impacts on Xcel Energy’s financial condition and results of operations. See the “Xcel Energy Impacts” under the “Other Liquidity and Capital Resource Considerations” section later in Management’s Discussion and Analysis, and Note 4 to the Financial Statements, for further discussion of the possible effects of an NRG bankruptcy filing on Xcel Energy.

General Economic Conditions - The slower United States economy, and the global economy to a lesser extent, may have a significant impact on Xcel Energy’s operating results. Current economic conditions have resulted in a decline in the forward price curve for energy and decreased commodity-trading margins. In addition, certain operating costs, such as insurance and security, have increased due to the economy, terrorist activity and the threat of war. Management cannot predict the impact of a continued economic slowdown, fluctuating energy prices, war or the threat of war.

However, Xcel Energy could experience a material adverse impact to its results of operations, future growth or ability to raise capital from a weakened economy or war.

Sales Growth — In addition to weather impacts, customer sales levels in Xcel Energy’s regulated utility businesses can vary with economic conditions, customer usage patterns and other factors. Weather-normalized sales growth for retail electric utility customers was estimated to be 1.8 percent in 2002 compared with 2001, and 1.0 percent in 2001 compared with 2000. Weather-normalized sales growth for firm gas utility customers was estimated to be approximately the same in 2002 compared with 2001, and 2.6 percent in 2001 compared with 2000. We are projecting that 2003 weather-normalized sales growth in 2003 compared with 2002 will be 1.5 to 2.0 percent for retail electric utility customers and 2.5 to 3.0 percent for firm gas utility customers.

Utility Industry Changes — The structure of the electric and natural gas utility industry has been subject to change. Merger and acquisition activity over the past few years has been significant as utilities combine to capture economies of scale or establish a strategic niche in preparing for the future. Some regulated utilities are divesting generation assets. All utilities are required to provide nondiscriminatory access to the use of their transmission systems.

In December 2001, the FERC approved Midwest Independent Transmission System Operator, Inc. (MISO) as the Midwest independent system operator responsible for operating the wholesale electric transmission system. Accordingly, in compliance with the FERC’s Order No. 2000, Xcel Energy turned over operational control of its transmission system to the MISO in January 2002.

Some states had begun to allow retail customers to choose their electricity supplier, and many other states were considering retail access proposals. However, the experience of the state of California in instituting competition, as well as the bankruptcy filing of Enron, have caused indefinite delays in most industry restructuring.

Xcel Energy cannot predict the outcome of restructuring proceedings in the electric utility jurisdictions it serves at this time. The resolution of these matters may have a significant impact on the financial position, results of operations and cash flows of Xcel Energy.

California Power Market — NRG operates in the wholesale power market in California. See Note 18 to the Consolidated Financial Statements for a description of lawsuits against NRG and other power producers and marketers involving the California electricity markets. Xcel Energy and NRG have fully reserved for its uncollected receivables related to the California power market.

Critical Accounting Policies — Preparation of Consolidated Financial Statements and related disclosures in compliance with generally accepted accounting principles (GAAP) requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events, including the likelihood of success of particular projects, legal and regulatory challenges and anticipated recovery of costs. These judgments, in and of themselves, could materially impact the Consolidated Financial Statements and disclosures based on varying assumptions, which may be appropriate to use. In addition, the financial and operating environment also may have a significant effect, not only on the operation of the business, but on the results reported through the application of accounting measures used in preparing the Consolidated Financial Statements and related disclosures, even if the nature of the accounting policies applied have not changed. The following is a list of accounting policies that are most significant to the portrayal of Xcel Energy’s financial condition and results, and that require management’s most difficult, subjective or complex judgments. Each of these has a higher likelihood of resulting in materially different reported amounts under different conditions or using different assumptions.

Accounting Policy	Judgments/Uncertainties Affecting Application		See Additional Discussion At

Asset Valuation	•	Regional economic conditions	Management’s Discussion and Analysis:
• NRG • Seren • Argentina	•	affecting asset operation, market prices and related cash flows Foreign currency valuation changes	Results of Operations Management’s Discussion and Analysis:Factors Affecting Results of Operations
	• •	Regulatory and political environments and requirements Levels of future market penetration and customer growth	• •	Impacts of NRG Financial Difficulties Impact of Other Nonregulated Investments
Notes to Consolidated Financial Statements
			•	Notes 2, 3 and 18
NRG Financial Restructuring	•	Terms negotiated to settle NRG’s obligations to its creditors	Management’s Discussion and Analysis: Liquidity and Capital Resources
	•	Ownership interest in and control of NRG, and related ability to continue consolidating NRG as a subsidiary	• •	NRG Financial Issues Xcel Energy Impacts
	•	Impacts of court decisions in future	Notes to Consolidated Financial Statements
		bankruptcy proceedings, including any obligations of Xcel Energy	•	Notes 4 and 18
Income Tax Accruals	•	Application of tax statutes and regulations to transactions	Management’s Discussion and Analysis: Factors Affecting Results of Operations
	•	Anticipated future decisions of tax authorities	•	Tax Matters
	•	Ability of tax authority	Notes to Consolidated Financial Statements
	•	decisions/positions to withstand legal challenges and appeals Ability to realize tax benefits through carrybacks to prior periods or carryovers to future periods	•	Notes 1, 11 and 18
Benefit Plan Accounting	•	Future rate of return on pension and other plan assets, including impacts of	Management’s Discussion and Analysis: Factors Affecting Results of Operations
		any changes to investment portfolio	•	Pension Plan Costs and Assumptions
		composition	Notes to Consolidated Financial Statements
	• •	Interest rates used in valuing benefit obligation Actuarial period selected to recognize deferred investment gains and losses	•	Notes 1 and 13
Regulatory Mechanisms and Cost Recovery	•	External regulator decisions, requirements and regulatory environment	Management’s Discussion and Analysis: Factors Affecting Results of Operations
	•	Anticipated future regulatory decisions and their impact	•	Utility Industry Changes and Restructuring
	•	Impact of deregulation and competition on ratemaking process and ability to	Notes to Consolidated Financial Statements
		recover costs	Notes 1, 18 and 20
Environmental Issues	• •	Approved methods for cleanup Responsible party determination	Management’s Discussion and Analysis:Factors Affecting Results of Operations
	•	Governmental regulations and standards	•	Environmental Matters
	•	Results of ongoing research and development regarding environmental impacts	Notes to Consolidated Financial Statements Notes 1 and 18
Uncollectible Receivables	•	Economic conditions affecting customers, suppliers and market prices	Management’s Discussion and Analysis: Factors Affecting Results of Operations
	•	Regulatory environment and impact of cost recovery constraints on customer	•	California Power Market
		financial condition	Notes to Consolidated Financial Statements
	•	Outcome of litigation and regulatory proceedings	•	Notes 1 and 18
Nuclear Plant	•	Costs of future decommissioning	Notes to Consolidated Financial Statements
Decommissioning and Cost Recovery	• • • •	Availability of facilities for waste disposal Approved methods for waste disposal Useful lives of nuclear power plants Future recovery of plant investment and decommissioning costs	•	Notes 1, 18 and 19

Pension Plan Costs and Assumptions — Xcel Energy’s pension costs are based on an actuarial calculation that includes a number of key assumptions, most notably the annual return level that pension investment assets will earn in the future, and the interest rate used to discount future pension benefit payments to a present value obligation for financial reporting. In addition, the actuarial calculation uses an asset smoothing methodology to reduce volatility of varying investment performance over time. Note 13 to the Consolidated Financial Statements discusses the rate of return and discount rate used in the calculation of pension costs and obligations in the accompanying financial statements.

Pension costs have been increasing in recent years, and are expected to increase further over the next several years, due to lower than expected investment returns experienced and decreases in interest rates used to discount benefit obligations. Investment returns in 2000 and 2001 were below the assumed level of 9.5 percent, and interest rates have declined from the 7.5 percent to 8 percent levels used in 1999 and 2000 cost determinations to 7.25 percent used in 2002. Xcel Energy continually reviews its pension assumptions, and in 2003 expects to change the investment return assumption to 9.25 percent and the discount rate assumption to 6.75 percent.

Xcel Energy bases its investment return assumption on expected long-term performance for each of the investment types included in its pension asset portfolio. These include equity investments, such as corporate common stocks; fixed-income investments, such as corporate bonds and U.S. Treasury securities and non-traditional investments, such as timber or real estate partnerships. In reaching a return assumption, Xcel Energy considers the actual historical returns achieved by its asset portfolio over the past 20-year or longer period, as well as the long-term return levels projected and recommended by investment experts in the marketplace. The historical weighted average annual return for the past 20 years for the Xcel Energy portfolio of pension investments is 12.6 percent, in excess of the current assumption level. The pension cost determinations assume the continued current mix of investment types over the long-term. The target and 2002 mix of assets among these portfolio components is discussed in Note 13 to the Consolidated Financial Statements. The Xcel Energy portfolio is heavily weighted toward equity securities, and includes non-traditional investments that can provide a higher than average return. However, as is the experience in recent years, a higher weighting in equity investments can increase the volatility in the return levels actually achieved by pension assets in any year. Xcel Energy lowered the 2003 pension investment return assumptions to reflect changing expectations of investment experts in the marketplace.

The investment gains or losses resulting from the difference between the expected pension returns assumed on smoothed or “market-related” asset levels and actual returns earned is deferred in the year the difference arises and recognized over the subsequent five-year period. This gain or loss recognition occurs by using a five-year moving-average value of pension assets to measure expected asset returns in the cost determination process, and by amortizing deferred investment gains or losses over the subsequent five-year period. Based on the use of average market-related asset values, and considering the expected recognition of past investment gains and losses over the next five years, achieving the assumed rate of asset return of 9.25 percent in each future year and holding other assumptions constant, we currently project that the pension costs recognized by Xcel Energy for financial reporting purposes will increase from a credit, or negative expense, of $84 million in 2002 to a credit of $45 million in 2003, a credit of $20 million in 2004, and a net expense of $20 million in 2005. Pension costs are currently a credit due to the recognized investment asset returns exceeding the other pension cost components, such as benefits earned for current service and interest costs for the effects of the passage of time on discounted obligations.

Xcel Energy bases its discount rate assumption on benchmark interest rates quoted by an established credit rating agency, Moody’s Investors Service (Moody’s), and have consistently benchmarked the interest rate used to derive the discount rate to the movements in long-term corporate bond indices for bonds rated AAA through BAA by Moody's, which have a period to maturity comparable to our projected benefit obligations. At Dec. 31, 2002, the annualized Moody’s Aa index rate, roughly in the middle of the AAA and BAA range, was 6.63 percent, which when rounded to the nearest quarter-percent rate, as is our policy, resulted in our 6.75 percent pension discount rate at year-end 2002. This rate was used to value the actuarial benefit obligations at that date, and will be used in 2003 pension cost determinations.

If Xcel Energy were to use alternative assumptions for pension cost determinations, a 1 percent change would result in the following impacts on the estimated pension costs recognized by Xcel Energy for financial reporting purposes:

•	a 1 percent higher rate of return, 10.25 percent, would decrease 2003 pension costs by $22 million

•	a 1 percent lower rate of return, 8.25 percent, would increase 2003 pension costs by $22 million

•	a 1 percent higher discount rate, 7.75 percent, would decrease 2003 pension costs by $8 million

•	a 1 percent lower discount rate, 5.75 percent, would increase 2003 pension costs by $12 million

Alternative assumptions would also change the expected future cash funding requirements for the pension plans. Cash funding requirements can be impacted by changes to actuarial assumptions, actual asset levels and other pertinent calculations prescribed by the funding requirements of income tax and other pension-related regulations. These regulations did not require cash funding in recent years for Xcel Energy’s pension plans, and do not require funding in 2003. Assuming future asset return levels equal the actuarial assumption of 9.25 percent for the years 2003-2005, then under current funding regulations we project that no cash funding would be required for 2004, $35 million in funding would be required for 2005, and $54 million in funding would be required for 2006. Actual performance can affect these funding requirements significantly. If the actual return level is 0 percent in 2003 and 2004, which assumes a continued downturn in the financial markets, and 9.25 percent in 2005 then the 2004 cash-funding requirement would still be zero. However, the 2005 funding requirement would increase to $60 million, and 2006 funding required would be $70 million. Current funding regulations are under legislative review in 2003, and if not retained in their current form, could change these funding requirements materially.

Regulation — Xcel Energy is a registered holding company under the PUHCA. As a result, Xcel Energy, its utility subsidiaries and certain of its nonutility subsidiaries are subject to extensive regulation by the SEC under the PUHCA with respect to issuances and sales of securities, acquisitions and sales of certain utility properties and intra-system sales of certain goods and services. In addition, the PUHCA generally limits the ability of registered holding companies to acquire additional public utility systems and to acquire and retain businesses unrelated to the utility operations of the holding company. See further discussion of financing restrictions under Liquidity and Capital Resources.

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

Regulated public utilities are allowed to record as regulatory assets certain costs that are expected to be recovered from customers in future periods and to record as regulatory liabilities certain income items that are expected to be refunded to customers in future periods. In contrast, nonregulated enterprises would expense these costs and recognize the income in the current period. If restructuring or other changes in the regulatory environment occur, Xcel Energy may no longer be eligible to apply this accounting treatment, and may be required to eliminate such regulatory assets and liabilities from its balance sheet. Such changes could have a material adverse effect on Xcel Energy’s results of operations in the period the write-off is recorded.

At Dec. 31, 2002, Xcel Energy reported on its balance sheet regulatory assets of approximately $404 million and regulatory liabilities of approximately $297 million that would be recognized in the statement of operations in the absence of regulation. In addition to a potential write-off of regulatory assets and liabilities, restructuring and competition may require recognition of certain stranded costs not recoverable under market pricing. Xcel Energy currently does not expect to write off any stranded costs unless market price levels change or cost levels increase above market price levels. See Notes 1 and 20 to the Consolidated Financial Statements for further discussion of regulatory deferrals.

Merger Rate Agreements — As part of the merger approval process, Xcel Energy agreed to reduce its rates in several jurisdictions. The discussion below summarizes the rate reductions in Colorado, Minnesota, Texas and New Mexico.

As part of the merger approval process in Colorado, PSCo agreed to:

•	reduce its retail electric rates by an annual rate of $11 million for the period of August 2000 through July 2002;

•	file a combined electric and natural gas rate case in 2002, with new rates effective January 2003;

•	cap merger costs associated with the electric operations at $30 million and amortize the merger costs for ratemaking purposes through 2002;

•	extend its ICA mechanism through Dec. 31, 2002 with an increase in the ICA base rate from $12.78 per megawatt hour to a rate based on 2001 actual costs;

•	continue the electric performance-based regulatory plan (PBRP) and the electric quality service plan (QSP) currently in effect through 2006, with modifications to cap electric earnings at a 10.5-percent return on equity for 2002, to reflect no earnings sharing in 2003 since new base rates would have recently been established, and to increase potential bill credits if quality standards are not met; and

•	develop a QSP for the natural gas operations to be effective for calendar years 2002 through 2007.

As part of the merger approval process in Minnesota, NSP-Minnesota agreed to:

•	reduce its Minnesota electric rates by $10 million annually through 2005;

•	not increase its electric rates through 2005, except under limited circumstances;

•	not seek recovery of certain merger costs from customers; and

•	meet various quality standards.

As part of the merger approval process in Texas, SPS agreed to:

•	guarantee annual merger savings credits of approximately $4.8 million and amortize merger costs through 2005;

•	retain the current fuel-recovery mechanism to pass along fuel cost savings to retail customers; and

•	comply with various service quality and reliability standards, covering service installations and upgrades, light replacements, customer service call centers and electric service reliability.

As part of the merger approval process in New Mexico, SPS agreed to:

•	guarantee annual merger savings credits of approximately $780,000 and amortize merger costs through December 2004;

•	share net nonfuel operating and maintenance savings equally among retail customers and shareholders;

•	retain the current fuel recovery mechanism to pass along fuel cost savings to retail customers; and

•	not pass along any negative rate impacts of the merger.

PSCo Performance-Based Regulatory Plan — The Colorado Public Utilities Commission (CPUC) established an electric PBRP under which PSCo operates. The major components of this regulatory plan include:

•	an annual electric earnings test with the sharing between customers and shareholders of earnings in excess of the following limits:

•	all earnings above 10.50-percent return on equity for 2002

•	no earnings sharing for 2003

•	an annual electric earnings test with the sharing of earnings in excess of the return on equity set in the 2002 rate case for 2004 through 2006

•	an electric QSP that provides for bill credits to customers if PSCo does not achieve certain performance targets relating to electric reliability and customer service through 2006;

•	a gas QSP that provides for bill credits to customers if PSCo does not achieve certain performance targets relating to gas leak repair time and customer service through 2007; and

•	an ICA that provides for the sharing of energy costs and savings relative to an annual baseline cost per kilowatt-hour generated or purchased. According to the terms of the merger rate agreement in Colorado, the annual baseline cost will be reset in 2002, based on a 2001 test year. Pursuant to a stipulation approved by the CPUC, the ICA remains in effect through March 31, 2005, to recover allowed ICA costs from 2001 and 2002. The recovery of fuel and purchased energy expense beginning Jan. 1, 2003, will be decided in the PSCo 2002 general rate case. In the interim period until the conclusion of the general rate case, 2003 fuel and purchased energy expense is recovered through the interim adjustment clause (IAC).

PSCo regularly monitors and records as necessary an estimated customer refund obligation under the earnings test. In April of each year following the measurement period, PSCo files its proposed rate adjustment under the PBRP. The CPUC conducts proceedings to review and approve these rate adjustments annually. During 2002, PSCo filed that its electric department earnings were below the 11-percent return on equity threshold. PSCo has estimated no customer refund obligation for 2002 under the earnings test, the electric QSP or the gas QSP. PSCo has estimated no customer refund obligation for 2001 under the earnings test. The 2001 earnings test filing has not been approved. A hearing is scheduled for May 2003.

PSCo 2002 General Rate Case — In May 2002, PSCo filed a combined general retail electric, natural gas and thermal energy base rate case with the CPUC to address increased costs for providing services to Colorado customers. This filing was required as part of the Xcel Energy merger stipulation and agreement previously approved by the CPUC. Among other things, the case includes establishing an electric energy recovery mechanism, elimination of the qualifying facilities capacity cost adjustment (QFCCA), new depreciation rates and recovery of additional plant investment. PSCo requested an increase to its authorized rate of return on equity to 12 percent for electricity and 12.25 percent for natural gas. In early 2003, PSCo filed its rebuttal testimony in this rate case. At this point in the rate proceeding, PSCo is now requesting an overall annual increase to electric revenue of approximately $233 million. This is based on a $186-million increase for fuel and purchased energy expense and a $47-million electric base rate increase. PSCo is requesting an annual base rate decrease in natural gas revenue of approximately $21 million. The rebuttal case incorporates several adjustments to the original filing, including lower depreciation expense, higher fuel and energy expense and various corrections to the original filing.

Intervenors, including the CPUC staff and the Colorado Office of Consumer Council (OCC) have filed testimony requesting both electric and natural gas base rate decreases and increases in fuel and energy revenues that are less than the amounts requested by PSCo. On Feb. 19, 2003, the CPUC postponed the scheduled hearings for 30 days to allow parties to pursue a comprehensive settlement of all issues in this proceeding. PSCo filed a joint motion on March 14, 2003 extending the filing date of the settlement agreement until April 1, 2003. New rates are expected to be effective during the second quarter of 2003. A final decision on the recovery of fuel and energy costs will be applied retroactive to Jan. 1, 2003. Until such time, PSCo is billing customers under the IAC, assuming 100-percent pass-through cost recovery.

Tax Matters — As discussed further in Note 18, the Internal Revenue Service (IRS) issued a Notice of Proposed Adjustment proposing to disallow interest expense deductions taken in tax years 1993 through 1997 related to corporate-owned life insurance (COLI) policy loans of PSR Investments, Inc. (PSRI), a wholly owned subsidiary of PSCo. Late in 2001, Xcel Energy received a technical advice memorandum from the IRS national office, which communicated a position adverse to PSRI. Consequently, the IRS examination division has disallowed the interest expense deductions for the tax years 1993 through 1997. After consultation with tax counsel, it is Xcel Energy’s position that the tax law does not support the IRS determination. Although the ultimate resolution of this matter is uncertain, management continues to believe it will successfully resolve this matter without a material adverse impact on Xcel Energy’s results of operations. However, defense of PSCo’s position may require significant cash outlays on a temporary basis, if refund litigation is pursued in United States District Court.

The total disallowance of interest expense deductions for the period of 1993 through 1997 is approximately $175 million. Additional interest expense deductions for the period 1998 through 2002 are estimated to total approximately $317 million. Should the IRS ultimately prevail on this issue, tax and interest payable through Dec. 31, 2002, would reduce earnings by an estimated $214 million, after tax. If COLI interest expense deductions were no longer available, annual earnings for 2003 would be reduced by an estimated $33 million, after tax, prospectively, which represents 8 cents per share using 2003 share levels.

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

In addition to nuclear decommissioning and spent nuclear fuel disposal expenses, costs charged to our operating expenses for environmental monitoring and disposal of hazardous materials and wastes were approximately:

•	$149 million in 2002

•	$146 million in 2001

•	$144 million in 2000

We expect to expense an average of approximately $177 million per year from 2003 through 2007 for similar costs. However, the precise timing and amount of environmental costs, including those for site remediation and disposal of hazardous materials, are currently unknown. Additionally, the extent to which environmental costs will be included in and recovered through rates is not certain.

Capital expenditures on environmental improvements at our regulated facilities, which include the cost of constructing spent nuclear fuel storage casks, were approximately:

•	$108 million in 2002

•	$136 million in 2001

•	$57 million in 2000

Our regulated utilities expect to incur approximately $44 million in capital expenditures for compliance with environmental regulations in 2003 and approximately $948 million during the period from 2003 through 2007. Most of the costs are related to modifications to reduce the emissions of NSP-Minnesota’s generating plants located in the Minneapolis-St. Paul metropolitan area. See Notes 18 and 19 to the Consolidated Financial Statements for further discussion of our environmental contingencies.

NRG expects to incur as much as $145 million in capital expenditures over the next five years to address conditions that existed when it acquired facilities, and to comply with new regulations.

Impact of Other Nonregulated Investments — Xcel Energy’s investments in nonregulated operations have had a significant impact on its results of operations. Xcel Energy does not expect to continue investing in nonregulated domestic and international power production projects through NRG, but may continue investing in natural gas marketing and trading through e prime and construction projects through Utility Engineering. Xcel Energy’s nonregulated businesses may carry a higher level of risk than its traditional utility businesses due to a number of factors, including:

•	competition, operating risks, dependence on certain suppliers and customers, and domestic and foreign environmental and energy regulations;

•	partnership and government actions and foreign government, political, economic and currency risks; and

•	development risks, including uncertainties prior to final legal closing.

Xcel Energy’s earnings from nonregulated subsidiaries, other than NRG, also include investments in international projects, primarily in Argentina, through Xcel Energy International, and broadband communications systems through Seren. Management currently intends to hold and operate these investments, but is evaluating their strategic fit in Xcel Energy’s business portfolio. As of Dec. 31, 2002, Xcel Energy’s investment in Seren was approximately $255 million. Seren had capitalized $290 million for plant in service and had incurred another $21 million for construction work in progress for these systems at Dec. 31, 2002. Xcel Energy International’s gross investment in Argentina, excluding unrealized currency translation losses of approximately $62 million, was $112 million at Dec. 31, 2002. Given the political and economic climate in Argentina, Xcel Energy continues to closely monitor the investment for asset impairment. Currently, management believes that no impairment exists in addition to what was recognized in 2002, as previously discussed.

Some of Xcel Energy’s nonregulated subsidiaries have project investments, as listed in Note 14 to the Consolidated Financial Statements, consisting of minority interests, which may limit the financial risk, but also limit the ability to control the development or operation of the projects. In addition, significant expenses may be incurred for projects pursued by Xcel Energy’s subsidiaries that do not materialize. The aggregate effect of these factors creates the potential for volatility in the nonregulated component of Xcel Energy’s earnings. Accordingly, the historical operating results of Xcel Energy’s nonregulated businesses may not necessarily be indicative of future operating results.

Inflation — Inflation at its current level is not expected to materially affect Xcel Energy’s prices or returns to shareholders. Since late 2001, the Argentine peso has been significantly devalued due to the inflationary Argentine economy. Xcel Energy will continue to experience related currency translation adjustments through Xcel Energy International.

Pending Accounting Changes

SFAS No. 143 — In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143 — “Accounting for Asset Retirement Obligations.” This statement will require Xcel Energy to record its future nuclear plant decommissioning obligations as a liability at fair value with a corresponding increase to the carrying value of the related long-lived asset. The liability will be increased to its present value each period, and the capitalized cost will be depreciated over the useful life of the related long-lived asset. If at the end of the asset’s life the recorded liability differs from the actual obligations paid, SFAS No. 143 requires that a gain or loss be recognized at that time. However, rate-regulated entities may recognize a regulatory asset or liability instead, if the criteria for SFAS No. 71 — “Accounting for the Effects of Certain Types of Regulation” are met.

Xcel Energy currently follows industry practice by ratably accruing the costs for decommissioning over the approved cost recovery period and including the accruals in accumulated depreciation. At Dec. 31, 2002, Xcel Energy recorded and recovered in rates $662 million of decommissioning obligations and had estimated discounted decommissioning cost obligations of $1.1 billion based on approvals from the various state commissions, which used a single scenario. However, with the adoption of SFAS No. 143, a probabilistic view of several decommissioning scenarios were used, resulting in an estimated discounted decommissioning cost obligation of $1.6 billion.

Xcel Energy expects to adopt SFAS No. 143 as required on Jan. 1, 2003. In current estimates for adoption, the initial value of the liability, including cumulative accretion expense through that date, would be approximately $869 million. This liability would be established by reclassifying accumulated depreciation of $573 million and by recording two long-term assets totaling $296 million. A gross capitalized asset of $130 million would be recorded and would be offset by accumulated depreciation of $89 million. In addition, a regulatory asset of approximately $166 million would be recorded for the cumulative effect adjustment related to unrecognized depreciation and accretion under the new standard. Management expects that the entire transition amount would be recoverable in rates over time and, therefore, would support this regulatory asset upon adoption of SFAS No. 143.

Xcel Energy has completed a detailed assessment of the specific applicability and implications of SFAS No. 143 for obligations other than nuclear decommissioning. Other assets that may have potential asset retirement obligations include ash ponds, any generating plant with a Part 30 license and electric and natural gas transmission and distribution assets on property under easement agreements. Easements are generally perpetual and require retirement action only upon abandonment or cessation of use of the property for the specified purpose. The liability is not estimable because Xcel Energy intends to utilize these properties indefinitely. The asset retirement obligations for the ash ponds and generating plants cannot be reasonably estimated due to an indeterminate life for the assets associated with the ponds and uncertain retirement dates for the generating plants. Since the time period for retirement is unknown, no liability would be recorded. When a retirement date is certain, a liability will be recorded.

SFAS No. 143 will also affect Xcel Energy’s accrued plant removal costs for other generation, transmission and distribution facilities for its utility subsidiaries. Although SFAS No. 143 does not recognize the future accrual of removal costs as a GAAP liability, long-standing ratemaking practices approved by applicable state and federal regulatory commissions have allowed provisions for such costs in historical depreciation rates. These removal costs have accumulated over a number of years based on varying rates as authorized by the appropriate regulatory entities. Given the long periods over which the amounts were accrued and the changing of rates over time, Xcel Energy has estimated the amount of removal costs accumulated through historic depreciation expense based on current factors used in the existing depreciation rates. Accordingly, Xcel Energy has an estimated regulatory liability accrued in accumulated depreciation for future removal costs of the following amounts at Dec. 31, 2002:

(Millions of Dollars)

NSP-Minnesota	$304
NSP-Wisconsin	70
PSCo	329
SPS	97
Cheyenne	9

Total Xcel Energy	$809

SFAS No. 145 — In April 2002, the FASB issued SFAS No. 145 — “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which supercedes previous guidance for the reporting of gains and losses from extinguishment of debt and accounting for leases, among other things. Adoption of SFAS No. 145 may affect the recognition of impacts from NRG’s financial improvement and restructuring plan, if existing debt agreements are ultimately renegotiated while NRG is still a consolidated subsidiary of Xcel Energy. Other impacts of SFAS No. 145 are not expected to be material to Xcel Energy.

SFAS No. 146 — In June 2002, the FASB issued SFAS No. 146 — “Accounting for Exit or Disposal Activities,” addressing recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 may have an impact on the timing of recognition of costs related to the implementation of the NRG financial improvement and restructuring plan; however, such impact is not expected to be material.

SFAS No. 148 — In December 2002, the FASB issued SFAS No. 148 — “Accounting for Stock-Based Compensation — Transition and Disclosure,” amending FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, and requiring disclosure in both annual and interim Consolidated Financial Statements about the method used and the effect of the method used on results. Xcel Energy continues to account for its stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25 — “Accounting for Stock Issued to Employees” and does not plan at this time to adopt the voluntary provisions of SFAS No. 148.

Emerging Issues Tax Force (EITF) Nos. 02-03 and 98-10 — See Note 1 to the Consolidated Financial Statements regarding reporting changes made in 2002 for the presentation of trading results and pending changes related to accounting for the impacts of trading operations in 2003.

FASB Interpretation No. 45 (FIN No. 45) — In November 2002, the FASB issued FIN No. 45 — “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after Dec. 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements are effective for financial statements of interim or annual periods ending after Dec. 15, 2002. The interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of the guarantee for the obligations the guarantor has undertaken in issuing the guarantee.

FASB Interpretation No. 46 (FIN No. 46) — In January 2003, the FASB issued FIN No. 46 requiring an enterprise’s consolidated financial statements to include subsidiaries in which the enterprise has a controlling financial interest. Historically, that requirement has been applied to subsidiaries in which an enterprise has a majority voting interest, but in many circumstances the enterprise’s consolidated financial statements do not include the consolidations of variable interest entities with which it has similar relationships but no majority voting interest. Under FIN No. 46, the voting interest approach is not effective in identifying controlling financial interest. As a result, Xcel Energy expects that it will have to consolidate its affordable housing investments made through Eloigne, which currently are accounted for under the equity method.

As of Dec. 31, 2002, the assets of these entities were approximately $155 million and long-term liabilities were approximately $87 million. Currently, investments of $62 million are reflected as a component of investments in unconsolidated affiliates in the Dec. 31, 2002, Consolidated Balance Sheet. FIN No. 46 requires that for entities to be consolidated, the entities’ assets be initially recorded at their carrying amounts at the date the new requirement first applies. If determining carrying amounts as required is impractical, then the assets are to be measured at fair value as of the first date the new requirements apply. Any difference between the net consolidated amounts added to the Xcel Energy’s balance sheet and the amount of any previously recognized interest in the newly consolidated entity should be recognized in earnings as the cumulative effect adjustment of an accounting change. Had Xcel Energy adopted FIN No. 46 requirements early in 2002, there would have been no material impact to net income. Xcel Energy plans to adopt FIN No. 46 when required in the third quarter of 2003.

DERIVATIVES, RISK MANAGEMENT AND MARKET RISK

Business and Operational Risk — Xcel Energy and its subsidiaries are exposed to commodity price risk in their generation, retail distribution and energy trading operations. In certain jurisdictions, purchased energy expenses and natural gas costs are recovered on a dollar-for-dollar basis. However, in other jurisdictions, Xcel Energy and its subsidiaries have limited exposure to market price risk for the purchase and sale of electric energy and natural gas. In such jurisdictions, electric energy and natural gas expenses are recovered based on fixed price limits or under established sharing mechanisms.

Xcel Energy manages commodity price risk by entering into purchase and sales commitments for electric power and natural gas, long-term contracts for coal supplies and fuel oil, and derivative instruments. Xcel Energy’s risk management policy allows the company to manage the market price risk within each rate regulated operation to the extent such exposure exists. Management is limited under the policy to enter into only transactions that manage market price risk where the rate regulation jurisdiction does not already provide for dollar-for-dollar recovery. One exception to this policy exists in which we use various physical contracts and derivative instruments to reduce the cost of natural gas and electricity we provide to our retail customers even though the regulatory jurisdiction may provide dollar-for-dollar recovery of actual costs. In these instances, the use of derivative instruments and physical contracts is done consistently with the local jurisdictional cost recovery mechanism.

Xcel Energy and its subsidiaries are exposed to market price risk for the sale of electric energy and the purchase of fuel resources, including coal, natural gas and fuel oil used to generate the electric energy within its nonregulated operations. Xcel Energy manages this market price risk by entering into firm power sales agreements for approximately 55 to 75 percent of its electric capacity and energy from each generation facility, using contracts with terms ranging from one to 25 years. In addition, we manage the market price risk covering the fuel resource requirements to provide the electric energy by entering into purchase commitments and derivative instruments for coal, natural gas and fuel oil as needed to meet fixed-priced electric energy requirements. Xcel Energy’s risk management policy allows the company to manage market price risks, and provides guidelines for the level of price risk exposure that is acceptable within the company’s operations.

Xcel Energy is exposed to market price risk for the sale of electric energy and the purchase of fuel resources used to generate the electric energy from the company’s equity method investments that own electric operations. Xcel Energy manages this market price risk through involvement with the management committee or board of directors of each of these ventures. Xcel Energy’s risk management policy does not cover the activities conducted by the ventures. However, other policies are adopted by the ventures as necessary and mandated by the equity owners.

Interest Rate Risk — Xcel Energy and its subsidiaries are exposed to fluctuations in interest rates when entering into variable rate debt obligations to fund certain power projects being developed or purchased. Exposure to interest rate fluctuations may be mitigated by entering into derivative instruments known as interest rate swaps, caps, collars and put- or call- options. These contracts reduce exposure to the volatility of cash flows for interest and result in primarily fixed rate debt obligations when taking into account the combination of the variable rate debt and the interest rate derivative instrument. Xcel Energy’s risk management policy allows the company to reduce interest rate exposure from variable rate debt obligations.

At Dec. 31, 2002 and 2001, a 100 basis point change in the benchmark rate on Xcel Energy’s variable debt would impact net income by approximately $52.2 million and $29.9 million, respectively. See Note 16 to the Consolidated Financial Statements for a discussion of Xcel Energy and its subsidiaries’ interest rate swaps.

Currency Exchange Risk — Xcel Energy and its subsidiaries have certain investments in foreign countries, creating exposure to foreign currency exchange risk. The foreign currency exchange risk includes the risk relative to the recovery of our net investment in a project, as well as the risk relative to the earnings and cash flows generated from such operations. Xcel Energy manages exposure to changes in foreign currency by entering into derivative instruments as determined by management. Xcel Energy’s risk management policy provides for this risk management activity.

As discussed in Note 21 to the Consolidated Financial Statements, Xcel Energy has substantial investments in foreign projects, through NRG and other subsidiaries, creating exposure to currency translation risk. Cumulative translation adjustments, included in the Consolidated Statement of Stockholders’ Equity as Accumulated Other Comprehensive Income, experienced to date have been material and may continue to occur at levels significant to the company’s financial position. As of Dec. 31, 2002, NRG had two foreign currency exchange contracts with notional amounts of $3.0 million. If the contracts had been discontinued on Dec. 31, 2002, NRG would have owed the counterparties approximately $0.3 million.

Trading Risk — Xcel Energy and its subsidiaries conduct various trading operations and power marketing activities, including the purchase and sale of electric capacity and energy and natural gas. The trading operations are conducted both in the United States and Europe with primary focus on specific market regions where trading knowledge and experience have been obtained. Xcel Energy’s risk management policy allows management to conduct the trading activity within approved guidelines and limitations as approved by the company’s risk management committee, which is made up of management personnel not involved in the trading operations.

The fair value of Xcel Energy’s trading contracts as of Dec. 31, 2002, is as follows:

(Millions of dollars)	Total Fair Value

Fair value of trading contracts outstanding at Jan. 1, 2002	$90.1
Contracts realized or settled during 2002	(139.5)
Fair value of trading contract additions and changes during the year	87.8

Fair value of contracts outstanding at Dec. 31, 2002*	$38.4

*     Amounts do not include the impact of ratepayer sharing in Colorado.

The future maturities of Xcel Energy’s trading contracts are as follows:

Source of Fair Value	Maturity Less than			Maturity Greater
(Millions of dollars)	1 Year	Maturity 1 to 3 years	Maturity 4 to 5 years	than 5 years	Total Fair Value

Prices actively quoted	$12.7	$(7.1)	$—	$(1.9)	$3.7
Prices based on models and other valuation methods (including prices quoted from external sources)	61.7	52.6	(23.0)	(56.6)	34.7

Xcel Energy’s trading operations and power marketing activities measure the outstanding risk exposure to price changes on transactions, contracts and obligations that have been entered into, but not closed, using an industry standard methodology know as Value-at-Risk (VaR). VaR expresses the potential change in fair value on the outstanding transactions, contracts and obligations over a particular period of time, with a given confidence interval under normal market conditions. Xcel Energy utilizes the variance/covariance approach in calculating VaR. The VaR model employs a 95-percent confidence interval level based on historical price movement, lognormal price distribution assumption and various holding periods varying from two to five days.

As of Dec. 31, 2002, the calculated VaRs were:

(Millions of Dollars)

		During 2002
	Year Ended
Operations	Dec. 31, 2002	Average	High	Low

Electric Commodity Trading	0.29	0.62	3.39	0.01
Natural Gas Commodity Trading	0.11	0.35	1.09	0.09
Natural Gas Retail Marketing	0.54	0.47	0.92	0.32
NRG Power Marketing (a)	118.60	76.20	124.40	42.00

(a)	NRG VaR is an undiversified VaR.

As of Dec. 31, 2001, the calculated VaRs were:

(Millions of Dollars)

			During 2001
	Year Ended
Operations	Dec. 31, 2001	Average	High	Low

Electric Commodity Trading	0.52	1.71	7.37	0.16
Natural Gas Commodity Trading	0.16	0.15	0.52	0.01
Natural Gas Retail Marketing	0.69	0.39	0.94	0.13
NRG Power Marketing	71.70	78.80	126.60	58.60

In 2001, Xcel Energy changed its holding period for measuring VaR from electricity trading activity from 21 days to two to five days. Xcel Energy’s revised holding periods are generally consistent with current industry standard practice.

Credit Risk — In addition to the risks discussed previously, Xcel Energy and its subsidiaries are exposed to credit risk in the company’s risk management activities. Credit risk relates to the risk of loss resulting from the non-performance by a counterparty of its contractual obligations. As Xcel Energy continues to expand its natural gas and power marketing and trading activities, exposure to credit risk and counterparty default may increase. Xcel Energy and its subsidiaries maintain credit policies intended to minimize overall credit risk and actively monitor these policies to reflect changes and scope of operations.

Xcel Energy and its subsidiaries conduct standard credit reviews for all counterparties. Xcel Energy employs additional credit risk control mechanisms when appropriate, such as letters of credit, parental guarantees, standardized master netting agreements and termination provisions that allow for offsetting of positive and negative exposures. The credit exposure is monitored and, when necessary, the activity with a specific counterparty is limited until credit enhancement is provided.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

(Millions of dollars)	2002	2001	2000

Net cash provided by operating activities	$1,715	$1,584	$1,408

Cash provided by operating activities increased during 2002, compared with 2001, primarily due to NRG’s efforts to conserve cash by deferring the payment of interest payments and managing its cash flows more closely. NRG’s accrued interest costs rose by nearly $200 million in 2002 compared to year-end 2001 levels. In addition, regulated utility operating cash flows increased in 2002 due to lower 2002 receivables and unbilled revenues, reflecting collections of higher year-end 2001 amounts. Cash provided by operating activities increased during 2001, compared with 2000, primarily due to the higher net income, depreciation and improved working capital.

(Millions of dollars)	2002	2001	2000

Net cash used in investing activities	$(2,718)	$(5,168)	$(3,347)

Cash used in investing activities decreased during 2002, compared with 2001, primarily due to lower levels of nonregulated capital expenditures as a result of NRG terminating its acquisition program due to its financial difficulties. Such nonregulated expenditures decreased $2.8 billion in 2002 due mainly to NRG asset acquisitions in 2001 that did not recur in 2002. Cash used in investing activities increased during 2001, compared with 2000, primarily due to increased levels of nonregulated capital expenditures and asset acquisitions, primarily at NRG. The increase was partially offset by Xcel Energy’s sale of most of its investment in Yorkshire Power.

(Millions of dollars)	2002	2001	2000

Net cash provided by financing activities	$1,580	$3,713	$2,016

Cash provided by financing activities decreased during 2002, compared with 2001, primarily due to lower NRG capital requirements and constraints on NRG’s ability to access the capital market due to its financial difficulties, as discussed previously. NRG’s cash provided from financing activities declined by $2.7 billion in 2002, compared with 2001. Cash provided by financing activities increased during 2001, compared with 2000, primarily due to increased short-term borrowings and net long-term debt issuances, mainly to fund NRG acquisitions.

See discussion of trends, commitments and uncertainties with the potential for future impact on cash flow and liquidity under Capital Sources.

Capital Requirements

Utility Capital Expenditures, Nonregulated Investments and Long-term Debt Obligations — The estimated cost of the capital expenditure programs of Xcel Energy and its subsidiaries, excluding NRG, and other capital requirements for the years 2003, 2004 and 2005 are shown in the table below.

(Millions of dollars)	2003	2004	2005

Electric utility	$700	$840	$950
Natural Gas utility	110	110	110
Common utility	90	50	40

Total utility	900	1,000	1,100
Other nonregulated (excluding NRG)	32	23	15

Total capital expenditures	932	1,023	1,115
Sinking funds and debt maturities	563	169	223

Total capital requirements	$1,495	$1,192	$1,338

The capital expenditure forecast for 2004 includes new steam generators at the Prairie Island nuclear plant. These expenditures will not occur unless the Minnesota Legislature grants additional spent fuel storage at Prairie Island during 2003. The capital expenditure forecast also includes the early stages of the costs related to modifications to reduce the emissions of NSP-Minnesota’s generating plants located in the Minneapolis and St. Paul metropolitan area. This project is expected to cost approximately $1.1 billion with major construction starting in 2005 and finishing in 2009.

The capital expenditure programs of Xcel Energy are subject to continuing review and modification. Actual utility construction expenditures may vary from the estimates due to changes in electric and natural gas projected load growth, the desired reserve margin and the availability of purchased power, as well as alternative plans for meeting Xcel Energy’s long-term energy needs. In addition, Xcel Energy’s ongoing evaluation of merger, acquisition and divestiture opportunities to support corporate strategies, address restructuring requirements and comply with future requirements to install emission-control equipment may impact actual capital requirements. For more information, see Notes 4 and 18 to the Consolidated Financial Statements.

Xcel Energy’s investment in exempt wholesale generators and foreign utility companies, which includes NRG and other Xcel Energy subsidiaries, is currently limited to 100 percent of consolidated retained earnings, as a result of the PUHCA restrictions. At Dec. 31, 2002, such investments exceeded consolidated retained earnings.

NRG Energy is required to provide financial guarantees of up to approximately $8 million, for closure and ongoing monitoring costs of some sites to which it sends coal ash and other waste, by April 30, 2003.

NRG Capital Expenditures — Management expects NRG’s capital expenditures,which include refurbishments and environmental compliance, to total approximately $475 million to $525 million in the years 2003 through 2007. NRG anticipates funding its ongoing capital requirements through committed debt facilities, operating cash flows and existing cash. NRG’s capital expenditure program is subject to continuing review and modification. The timing and actual amount of expenditures may differ significantly based upon plant operating history, unexpected plant outages, changes in the regulatory environment and the availability of cash. The pending financial restructuring or bankruptcy filings of NRG may affect the timing and magnitude of capital resources available to NRG and, accordingly, the level of capital expenditures NRG can fund.

Contractual Obligations and Other Commitments — Xcel Energy has a variety of contractual obligations and other commercial commitments that represent prospective requirements in addition to its capital expenditure programs. The following is a summarized table of contractual obligations. See additional discussion in the Consolidated Statements of Capitalization and Notes 5, 6, 7, 16 and 18 to the Consolidated Financial Statements.

		Payments Due by Period
Contractual
Obligations
(Thousands of dollars)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term debt	$14,311,689	$7,756,903	$547,796	$1,137,934	$4,869,056
Capital lease obligations	688,421	34,422	67,771	66,386	519,842
Operating leases(a)	386,215	66,155	125,031	108,534	86,495
Unconditional purchase obligations	11,240,364	1,317,293	2,214,974	1,817,770	5,890,327
Other long-term obligations	699,248	42,597	64,517	34,594	557,540
Short-term debt	1,541,963	1,541,963	—	—	—

Total contractual cash obligations	$28,867,900	$10,759,333	$3,020,089	$3,165,218	$11,923,260

(a)  Under some leases, we would have to sell or purchase the property that we lease if we chose to terminate before the scheduled lease expiration date. Most of our railcar, vehicle and equipment, and aircraft leases have these terms. We would then own the equipment and could continue to use it in the normal course of business or sell the equipment. At Dec. 31, 2002, the amount that we would have to pay if we chose to terminate these leases was approximately $160 million.

Common Stock Dividends — Future dividend levels will be dependent upon the statutory limitations discussed below, as well as Xcel Energy’s results of operations, financial position, cash flows and other factors, and will be evaluated by the Xcel Energy board of directors.

Under the PUHCA, unless there is an order from the SEC, a holding company or any subsidiary may only declare and pay dividends out of retained earnings. Due to 2002 losses incurred by NRG, retained earnings of Xcel Energy were a deficit of $101 million at Dec. 31, 2002. Xcel Energy did not declare a dividend on its common stock during the first quarter of 2003. Xcel Energy has requested authorization from the SEC to pay dividends out of paid-in capital up to $260 million until Sept. 30, 2003. Xcel Energy did not declare a dividend on its common stock during the first quarter of 2003. It is not known when or if the SEC will act on this request. As explained below, Xcel Energy has reached a preliminary settlement agreement with the various NRG creditors. Also, Xcel Energy could be required to cease including NRG as a consolidated subsidiary for financial reporting purposes, if NRG were to seek protection under the bankruptcy laws and Xcel Energy ceased to have control over NRG. In the event the tentative settlement is effectuated and Xcel Energy is required to cease including NRG as a consolidated subsidiary in its financial statements, the financial impact of these events are expected to positively impact retained earnings and may be sufficient to eliminate the negative retained earnings balance, absent additional charges at NRG. Xcel Energy cannot predict the precise financial impact of these items at this time. For this reason, Xcel Energy will continue seeking authorization from the SEC so it is able to pay dividends notwithstanding negative retained earnings. Xcel Energy intends to make every effort to pay the full common stock dividend of 75 cents per share during 2003.

The Articles of Incorporation of Xcel Energy place restrictions on the amount of common stock dividends it can pay when preferred stock is outstanding. Under the provisions, dividend payments may be restricted if Xcel Energy’s capitalization ratio (on a holding company basis only, i.e., not on a consolidated basis) is less than 25 percent. For these purposes, the capitalization ratio is equal to (1) common stock plus surplus divided by (ii) the sum of common stock plus surplus plus long-term debt. Based on this definition, our capitalization ratio at Dec. 31, 2002, was 85 percent. Therefore, the restrictions do not place any effective limit on our ability to pay dividends because the restrictions are only triggered when the capitalization ratio is less than 25 percent or will be reduced to less than 25 percent through dividends (other than dividends payable in common stock), distributions or acquisitions of our common stock.

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

On Nov. 7, 2002, the SEC issued an order authorizing Xcel Energy to engage in certain financing transactions through March 31, 2003, so long as its common equity ratio, as reported in its most recent Form 10-K, or Form 10-Q and as adjusted for pending subsequent items that affect capitalization, was at least 24 percent of its total capitalization. Financings of Xcel Energy authorized by the SEC included the issuance of debt, including convertible debt, to refinance or replace Xcel Energy’s $400-million credit facility that expired on Nov. 8, 2002, issuance of $450 million of common stock, less any amounts issued as part of the refinancing of the $400-million credit facility, and the renewal of guarantees for various trading obligations of NRG’s power marketing subsidiary. The SEC reserved authorizing additional securities issuances by Xcel Energy through June 30, 2003, while its common equity ratio is below 30 percent.

For this purpose, common equity, including minority interest, at Dec. 31, 2002, was 23 percent of total capitalization. As a result, Xcel Energy may experience constraints on available capital sources that may be affected by factors including earnings levels, project acquisitions and the financing actions of our subsidiaries. In the event NRG were to seek protection under bankruptcy laws and Xcel Energy ceased to have control over NRG, NRG would no longer be a consolidated subsidiary of Xcel Energy for financial reporting purposes and Xcel Energy’s common equity ratio under the SEC’s method of calculation would exceed 30 percent.

In December 2002, Xcel Energy filed a request for additional financing authorization with the SEC. Xcel Energy requested an increase from $2.0 billion to $2.5 billion in the aggregate amount of securities that it may issue during the period through Sept. 30, 2003. In addition, the request proposed that common equity will be at least 30 percent of total consolidated capitalization, provided that in any event that the 30-percent common equity requirement is not met, Xcel Energy may issue common stock. The notice period expired with no comments. SEC action on the request is pending. As a result, Xcel Energy at the present time cannot finance, either on a short-term or long-term basis, without SEC approval unless its common equity is at least 30 percent of total capitalization.

With approval of the request currently pending before the SEC, further described below, management believes it will have adequate authority under SEC orders and regulations to conduct business as proposed during 2003 and will seek additional authorization when necessary.

Short-Term Funding Sources — Historically, Xcel Energy has used a number of sources to fulfill short-term funding needs, including operating cash flow, notes payable, commercial paper and bank lines of credit. The amount and timing of short-term funding needs depend in large part on financing needs for utility construction expenditures and nonregulated project investments. Another significant short-term funding need is the dividend payment requirement, as discussed previously in Common Stock Dividends.

Operating cash flow as a source of short-term funding is reasonably likely to be affected by such operating factors as weather, regulatory requirements, including rate recovery of costs, environmental regulation compliance and industry deregulation, changes in the trends for energy prices and supply, and operational uncertainties that are difficult to predict. See further discussion of such factors under Statement of Operations Analysis and Factors Affecting Results of Operations.

Short-term borrowing as a source of funding is affected by regulatory actions and access to reasonably priced capital markets. This varies based on financial performance and existing debt levels. These factors are evaluated by credit rating agencies that review Xcel Energy and its subsidiary operations on an ongoing basis. NRG’s credit situation has affected Xcel Energy’s credit ratings and access to short-term funding. As a result of a decline in its credit ratings, Xcel Energy has been unable to utilize the commercial paper market to satisfy any short-term funding needs. For additional information on Xcel Energy’s short-term borrowing arrangements, see Note 5 to the Consolidated Financial Statements.

Access to reasonably priced capital markets is also dependent in part on credit agency reviews. In the past year, our credit ratings and those of our subsidiaries have been adversely affected by NRG’s credit contingencies, despite what management believes is a reasonable separation of NRG’s operations and credit risk from our utility operations and corporate financing activities. These ratings reflect the views of Moody’s and Standard & Poor’s. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating company. As of Feb. 10, 2003, the following represents the credit ratings assigned to various Xcel Energy companies:

Company	Credit Type	Moody’s*	Standard & Poor’s

Xcel Energy	Senior Unsecured Debt	Baa3	BBB-
Xcel Energy	Commercial Paper	NP	A3
NSP-Minnesota	Senior Unsecured Debt	Baa1	BBB-
NSP-Minnesota	Senior Secured Debt	A3	BBB+
NSP-Minnesota	Commercial Paper	P2	A3
NSP-Wisconsin	Senior Unsecured Debt	Baa1	BBB
NSP-Wisconsin	Senior Secured Debt	A3	BBB+
PSCo	Senior Unsecured Debt	Baa2	BBB-
PSCo	Senior Secured Debt	Baa1	BBB+
PSCo	Commercial Paper	P2	A3
SPS	Senior Unsecured Debt	Baa1	BBB
SPS	Commercial Paper	P2	A3
NRG	Corporate Credit Rating	Caa3**	D**

*	Negative credit watch/negative outlook
**	Below investment grade

NRG’s access to short-term capital is currently non-existent outside of bankruptcy. The downgrade of NRG’s credit ratings below investment grade in July 2002 has resulted in cash collateral requirements, as discussed previously and in Notes 4 and 7 to the Consolidated Financial Statements. In addition, lower credit ratings will increase the relative cost of NRG’s capital financing compared to historical levels, assuming NRG could obtain such financing.

In June 2002, Xcel Energy’s access to commercial paper markets was reduced due to lowered credit ratings, shown previously. Xcel Energy typically uses sources of financing, both short- and long-term, other than commercial paper to fulfill its cash needs and manage its capital structure.

NRG Capital Sources — NRG has generally financed the acquisition and development of its projects under financing arrangements to be repaid solely from each of its project’s cash flows, which are typically secured by the plant’s physical assets and equity interests in the project company. As discussed above, NRG’s credit situation has significantly affected its credit ratings and has virtually eliminated its access to short-term funding. See credit ratings in previous table. NRG anticipates funding its ongoing capital requirements through committed debt facilities, operating cash flows, and existing cash.

NRG’s operating cash flows have been affected by lower operating margins as a result of low power prices since mid-2001. Seasonal variations in demand and market volatility in prices are not unusual in the independent power sector, and NRG does normally experience higher margins in peak summer periods and lower margins in non-peak periods. NRG has also incurred significant amounts of debt to finance its acquisitions in the past several years, and the servicing of interest and principal repayments from such financing is largely dependent on domestic project cash flows. Management has concluded that the forecasted free cash flow available to NRG after servicing project-level obligations will be insufficient to service recourse debt obligations at NRG.

Substantially all of NRG’s operations are conducted by project subsidiaries and project affiliates. NRG’s cash flow and ability to service corporate-level indebtedness when due is dependent upon receipt of cash dividends and distributions or other transfers from NRG’s projects and other subsidiaries. NRG has generally financed the acquisition and development of its projects under financing arrangements to be repaid solely from each of its project’s cash flows, which are typically secured by the plant’s physical assets and equity interests in the project company. In August 2002, NRG suspended substantially all of its acquisition and development activities indefinitely, pending a comprehensive restructuring of NRG. The debt agreements of NRG’s subsidiaries and project affiliates generally restrict their ability to pay dividends, make distributions or otherwise transfer funds to NRG. As of Dec. 31, 2002, Loy Yang, Energy Center Kladno, LSP Energy (Batesville), NRG South Central, and NRG Northeast Generating do not currently meet the minimum debt service coverage ratios required for these projects to make payments to NRG. In addition, NRG’s subsidiaries, including LSP Kendall, NRG McClain, NRG Mid-Atlantic, NRG South Central and NRG Northeast Generating are in default on their various debt instruments, resulting in dividend payment restrictions.

For additional information on NRG’s defaults on short-term and long-term borrowing arrangements, see Note 7 to the Consolidated Financial Statements.

Registration Statements — Xcel Energy’s Articles of Incorporation authorize the issuance of 1 billion shares of common stock. As of Dec. 31, 2002, Xcel Energy had approximately 399 million shares of common stock outstanding. In addition, Xcel Energy’s Articles of Incorporation authorize the issuance of 7 million shares of $100 par value preferred stock. On Dec. 31, 2002, Xcel Energy had approximately 1 million shares of preferred stock outstanding. Registered securities available for issuance are as follows:

In February 2002, Xcel Energy filed a $1-billion shelf registration with the SEC. Xcel Energy may issue debt securities, common stock and rights to purchase common stock under this shelf registration. Xcel Energy has approximately $482.5 million remaining under this registration, which it can only issue when its common equity exceeds 30 percent of its total capitalization absent SEC approval under PUHCA.

In April 2001, NSP-Minnesota filed a $600-million, long-term debt shelf registration with the SEC. NSP-Minnesota has approximately $415 million remaining under this registration.

PSCo has an effective shelf registration statement with the SEC under which $300 million of senior debt securities are available for issuance.

In June 2001, NRG filed a shelf registration with the SEC to sell up to $2 billion in debt securities, common and preferred stock, warrants and other securities. NRG has approximately $1.5 billion remaining under this shelf registration. However, NRG’s access to capital markets is severely constrained and the registration no longer represents access to financing sources.

In March 2003, PSCo issued $250 million of 4.875 percent, First Collateral Trust Bonds due in 2013. The bonds were issued in a private placement to qualified institutional buyers and were not registered under the Securities Act of 1933. Pursuant to a registration rights agreement, PSCo has an obligation to file a registration statement for an exchange offer for these bonds.

Other Liquidity and Capital Resource Considerations

NRG Financial Issues and Potential Bankruptcy— Historically, NRG has obtained cash from operations, issuance of debt and equity securities, borrowings under credit facilities, capital contributions from Xcel Energy, reimbursement by Xcel Energy of tax benefits pursuant to a tax-sharing agreement and proceeds from non-recourse project financings. NRG has used these funds to finance operations, service debt obligations, fund the acquisition, development and construction of generation facilities, finance capital expenditures and meet other cash and liquidity needs.

As discussed previously, substantially all of NRG’s operations are conducted by project subsidiaries and project affiliates. NRG’s cash flow and ability to service corporate-level indebtedness when due is dependent upon receipt of cash dividends and distributions or other transfers from NRG’s projects and other subsidiaries. The debt agreements of NRG’s subsidiaries and project affiliates generally restrict their ability to pay dividends, make distributions or otherwise transfer funds to NRG. As of Dec. 31, 2002, Loy Yang, Killingholme, Energy Center Kladno, LSP Energy (Batesville), NRG South Central and NRG Northeast Generating do not currently meet the minimum debt service coverage ratios required for these projects to make payments to NRG.

Killingholme, NRG South Central and NRG Northeast Generating are in default on their credit agreements. NRG believes the situations at Energy Center Kladno, Loy Yang and Batesville do not create an event of default and will not allow the lenders to accelerate the project financings.

In all of these cases, NRG’s corporate-level financial obligations to project lenders is limited to no more than six-months’ debt service.

As previously discussed, NRG’s operating cash flows have been affected by lower operating margins as a result of low power prices since mid-2001. Seasonal variations in demand and market volatility in prices are not unusual in the independent power sector, and NRG does normally experience higher margins in peak summer periods and lower margins in non-peak periods. NRG has also incurred significant amounts of debt to finance its acquisitions in the past several years, and the servicing of interest and principal repayments from such financing is largely dependent on domestic project cash flows. NRG’s management has concluded that the forecasted free cash flow available to NRG after servicing project-level obligations will be insufficient to service recourse debt obligations.

Since mid-2002, as discussed previously, NRG has experienced severe financial difficulties, resulting primarily from declining credit ratings and lower prices for power. These financial difficulties have caused NRG to, among other things, miss several scheduled payments of interest and principal on its bonds and incur an approximately $3-billion asset impairment charge. The asset impairment charge relates to write-offs for anticipated losses on sales of several projects as well as anticipated losses for projects for which NRG has stopped funding. In addition, as a result of having its credit ratings downgraded, NRG is in default of obligations to post cash collateral of approximately $1 billion. Furthermore, on Nov. 6, 2002, lenders to NRG accelerated approximately $1.1 billion of NRG’s debt under the construction revolver financing facility, rendering the debt immediately due and payable. In addition, on Feb. 27, 2003, lenders to NRG accelerated approximately $1.0 billion of NRG Energy’s debt under the corporate revolver financing facility, rendering the debt immediately due and payable. NRG continues to work with its lenders and bondholders on a comprehensive restructuring plan. NRG does not contemplate making any principal or interest payments on its corporate-level debt pending the restructuring of its obligations. Consequently, NRG is, and expects to continue to be, in default under various debt instruments. By reason of these various defaults, the lenders are able to seek to enforce their remedies, if they so choose, and that would likely lead to a bankruptcy filing by NRG in 2003.

Whether NRG does or does not reach a consensual restructuring plan with its creditors, there is a substantial likelihood that NRG will be the subject of a bankruptcy proceeding in 2003. If an agreement is reached with NRG’s creditors on a restructuring plan, it is expected that NRG would as soon as practicable commence a Chapter 11 bankruptcy case and immediately seek approval of a prenegotiated plan of reorganization. Absent an agreement with NRG’s creditors and the continued forbearance by such creditors, NRG will be subject to substantial doubt as to its ability to continue as a going concern and will likely be the subject of a voluntary or involuntary bankruptcy proceeding, which, due to the lack of a prenegotiated plan of reorganization, would be expected to take an extended period of time to be resolved and may involve claims against Xcel Energy under the equitable doctrine of substantive consolidation, as discussed following.

In addition to the collateral requirements, NRG must continue to meet its ongoing operational and construction funding requirements. Since NRG’s credit rating downgrade, its cost of borrowing has increased and it has not been able to access the capital markets. NRG believes that its current funding requirements under its already reduced construction program may be unsustainable given its inability to raise money in the capital markets and the uncertainties involved in obtaining additional equity funding from Xcel Energy. NRG and Xcel Energy have retained financial advisors to help work through these liquidity issues.

As discussed above, NRG is not making any payments of principal or interest on its corporate-level debt, and neither NRG nor any subsidiary is making payment of principal or interest on publicly held bonds. This failure to pay, coupled with past and anticipated proceeds from the sales of projects, has provided NRG with adequate liquidity to meet its day-to-day operating costs. However, there can be no assurance that holders of NRG indebtedness, on which interest and principal are not being paid, will not seek to accelerate the payment of their indebtedness, which would likely lead to NRG seeking relief under the bankruptcy laws.

At the present time and based on conversations with various lenders, Xcel Energy management believes that the appropriate course is to seek a consensual restructuring of NRG with its creditors. Following an agreement on the restructuring with NRG’s creditors, as described in Note 4 to the Consolidated Financial Statements, it is expected that NRG would commence a Chapter 11 bankruptcy proceeding and immediately seek approval of a prenegotiated plan of reorganization. If a consensual restructuring cannot be reached, the likelihood of NRG becoming subject to a protracted voluntary or involuntary bankruptcy proceeding is increased. If a consensual restructuring of NRG cannot be obtained and NRG remains outside of a bankruptcy proceeding, NRG is expected to continue selling assets to reduce its debt and improve its liquidity. Through Jan. 31, 2003, NRG completed a number of transactions, which resulted in net cash proceeds to NRG after debt pay-downs and after financial advisor fees of approximately $350 million.

Xcel Energy Impacts — During 2002, Xcel Energy provided NRG with $500 million of cash infusions. In May 2002, Xcel Energy and NRG entered into a support and capital subscription agreement (Support Agreement) pursuant to which Xcel Energy agreed, under certain circumstances, to provide an additional $300 million to NRG.

Xcel Energy has not, to date, provided funds to NRG under this agreement. See discussion of preliminary Settlement with NRG’s creditors at Note 4 to the Financial Statements.

Many companies in the regulated utility industry, with which the independent power industry is closely linked, are also restructuring or reviewing their strategies. Several of these companies are discontinuing going forward with unregulated investments, seeking to divest of their unregulated subsidiaries or attempting to have their regulated subsidiaries acquire their unregulated subsidiaries. This may lead to an increased competition between the regulated utilities and the unregulated power producers within certain markets. In such instances, NRG may compete with regulated utilities in the influence of market designs and rulemaking.

On March 26, 2003, Xcel Energy’s board of directors approved a tentative settlement with holders of most of NRG’s long-term notes and the steering committee representing NRG’s bank lenders regarding alleged claims of such creditors against Xcel Energy, including claims related to the Support Agreement. The settlement is subject to a variety of conditions as set forth below, including definitive documentation. As described in Note 4 to the Consolidated Financial Statements, the settlement would require Xcel Energy to pay up to $752 million over 13 months. Xcel Energy would expect to fund those payments with cash from tax savings. The principal terms of the settlement as of the date of this report were as follows:

Xcel Energy would pay up to $752 million to NRG to settle all claims of NRG, and the claims of NRG against Xcel Energy, including all claims under the Support Agreement.

$350 million would be paid at or shortly following the consummation of a restructuring of NRG’s debt through a bankruptcy proceeding. It is expected that this payment would be made prior to year-end 2003. $50 million would be paid on Jan. 1, 2004, and all or any part of such payment could be made, at Xcel Energy’s election, in Xcel Energy common stock. Up to $352 million would be paid on April 30, 2004, except to the extent that Xcel Energy had not received at such time tax refunds equal to $352 million associated with the loss on its investment in NRG. To the extent Xcel Energy had not received such refunds, the April 30 payment would be due on May 30, 2004.

$390 million of the Xcel Energy payments are contingent on receiving releases from NRG creditors. To the extent Xcel Energy does not receive a release from an NRG creditor. Xcel Energy’s obligation to make $390 million of the payments would be reduced based on the amount of the creditor’s claim against NRG. As noted below, however, the entire settlement is contingent upon Xcel Energy receiving releases from at least 85 percent of the claims in various NRG creditor groups. As a result, it is not expected that Xcel Energy’s payment obligations would be reduced by more than approximately $60 million. Any reduction would come from the Xcel Energy payment due on April 30, 2004.

Upon the consummation of NRG’s debt restructuring through a bankruptcy proceeding, Xcel Energy’s exposure on any guarantees or other credit support obligations incurred by Xcel Energy for the benefit of NRG or any subsidiary would be terminated and any cash collateral posted by Xcel Energy would be returned to it. The current amount of such cash collateral is approximately $11.5 million.

As part of the settlement with Xcel Energy, any intercompany claims of Xcel Energy against NRG or any subsidiary arising from the provision of intercompany goods or services or the honoring of any guarantee will be paid in full in cash in the ordinary course except that the agreed amount of such intercompany claims arising or accrued as of Jan. 31, 2003 will be reduced from approximately $55 million as asserted by Xcel Energy to $13 million. The $13 million agreed amount is to be paid upon the consummation of NRG’s debt restructuring with $3 million in cash and an unsecured promissory note of NRG on market terms in the principal amount of $10 million.

NRG and its direct and indirect subsidiaries would not be reconsolidated with Xcel Energy or any of its other affiliates for tax purposes at any time after their June 2002 re-affiliation or treated as a party to or otherwise entitled to the benefits of any tax sharing agreement with Xcel Energy. Likewise, NRG would not be entitled to any tax benefits associated with the tax loss Xcel Energy expects to incur in connection with the write down of its investment in NRG.

Xcel Energy’s obligations under the tentative settlement, including its obligations to make the payments set forth above, are contingent upon, among other things, the following:

(1)	Definitive documentation, in form and substance satisfactory to the parties;
(2)	Between 50 percent and 100 percent of the claims represented by various NRG facilities or creditor groups (the “NRG Credit Facilities”) having executed an agreement, in form and substance satisfactory to Xcel Energy, to support the settlement;
(3)	Various stages of the implementation of the settlement occurring by dates currently being negotiated, with the consummation of the settlement to occur by Sept. 30, 2003;
(4)	The receipt of releases in favor of Xcel Energy by at least 85 percent of the claims represented by the NRG Credit Facilities;
(5)	The receipt by Xcel Energy of all necessary regulatory approvals; and
(6)	No downgrade prior to consummation of the settlement of any Xcel Energy credit rating from the level of such rating as of March 25, 2003.

Based on the foreseeable effects of a settlement agreement with the major NRG noteholders and bank lenders and the tax effect of an expected write-off of Xcel Energy’s investment in NRG, Xcel Energy would recognize the expected tax benefits of the write-off as of Dec. 31, 2002. The tax benefit has been estimated at approximately $706 million. This benefit is based on the tax basis of Xcel Energy’s investment in NRG.

Xcel Energy expects to claim a worthless stock deduction in 2003 on its investment. This would result in Xcel Energy having a net operating loss for the year. Under current law, this 2003 net operating loss could be carried back two years for federal purposes. Xcel Energy expects to file for a tax refund of approximately $355 million in first quarter 2004. This is refund based on a two-year carryback. However, under the Bush administration’s new dividend tax proposal, the carryback could be one year, which would reduce the refund to $125 million.

As to the remaining $351 million of expected tax benefits, Xcel Energy expects to eliminate or reduce estimated quarterly income tax payments, beginning in 2003. The amount of cash freed up by the reduction in estimated tax payments would depend on Xcel Energy’s taxable income.

While it is an exception rather than the rule, especially where one of the companies involved is not in bankruptcy, the equitable doctrine of substantive consolidation permits a bankruptcy court to disregard the separateness of related entities; to consolidate and pool the entities’ assets and liabilities; and treat them as though held and incurred by one entity where the interrelationship between the entities warrants such consolidation. In the event the settlement described above is not effectuated, Xcel Energy believes that any effort to substantively consolidate Xcel Energy with NRG would be without merit. However, it is possible that NRG or its creditors would attempt to advance such claims, or other claims under piercing the corporate veil, alter ego or related theories, should an NRG bankruptcy proceeding commence, particularly in the absence of a prenegotiated plan of reorganization, and Xcel Energy cannot be certain how a bankruptcy court would resolve these issues. One of the creditors of the NRG project Pike, as discussed in Note 18 to the Consolidated Financial Statements, has already filed involuntary bankruptcy proceedings against that project and has included claims against both NRG and Xcel Energy. Also, as discussed in Note 18 to the Consolidated Financial Statements, a group of former executives of NRG have commenced an involuntary bankruptcy proceeding against NRG related to the payments of certain benefits and deferred compensation amounts claimed to be due them. If a bankruptcy court were to allow substantive consolidation of Xcel Energy and NRG, it would have a material adverse effect on Xcel Energy.

The accompanying Consolidated Financial Statements do not reflect any conditions or matters that would arise if NRG were in bankruptcy.

If NRG were to file for bankruptcy, and the necessary actions were taken by Xcel Energy to fully relinquish its effective control over NRG, Xcel Energy anticipates that NRG would no longer be included in Xcel Energy’s consolidated financial statements, prospectively from the date such actions were taken. Such de-consolidation of NRG would encompass a change in Xcel Energy’s accounting for NRG to the equity method, under which Xcel Energy would continue to record its interest in NRG’s income or losses until Xcel Energy’s investment in NRG (under the equity method) reached the level of obligations that Xcel Energy had either guaranteed on behalf of NRG or was otherwise committed to in the form of financial assistance to NRG. Prior to completion of a bankruptcy proceeding, a prenegotiated plan of reorganization or other settlement reached with NRG’s creditors would be the determining factors in assessing whether a commitment to provide financial assistance to NRG existed at the time of de-consolidation.

At Dec. 31, 2002, Xcel Energy’s pro forma investment in NRG, calculated under the equity method if applied at that date, was a negative $625 million. If the amount of guarantees or other financial assistance committed to NRG by Xcel Energy exceeded that level after de-consolidation of NRG, then NRG’s losses would continue to be included in Xcel Energy’s results until the amount of negative investment in NRG reaches the amount of guarantees and financial assistance committed to by Xcel Energy. As of Dec. 31, 2002, the estimated guarantee exposure that Xcel Energy had provided on behalf of NRG of $96 million, as discussed in Note 16, and potential financial assistance was committed in the form of a support and capital subscription agreement pursuant to which Xcel Energy agreed, under certain circumstances, to provide an additional $300 million contribution to NRG if the financial restructuring plan discussed earlier is approved by NRG’s creditors. Additional commitments for financial assistance to NRG could be created in 2003 as Xcel Energy, NRG and NRG’s creditors continue to negotiate terms of a possible prenegotiated plan of reorganization to resolve NRG’s financial difficulties.

In addition to the effects of NRG’s losses, Xcel Energy’s operating results and retained earnings in 2003 could also be affected by the tax effects of any guarantees or financial commitments to NRG, if such income tax benefits were considered likely of realization in the foreseeable future. The income tax benefits recorded in 2002 related to Xcel Energy’s investment in NRG, as discussed in Note 11 to the Consolidated Financial Statements, includes only the tax benefits related to cash and stock investments already made in NRG at Dec. 31, 2002. Additional tax benefits could be recorded in 2003 at the time that such benefits are considered likely of realization, when the payment of guarantees and other financial assistance to NRG become probable.

As noted above, a bankruptcy filing by NRG would have several effects on Xcel Energy’s financial condition and results of operations. If a bankruptcy filing and other necessary governance actions eliminate Xcel Energy’s control over NRG, then management anticipates that NRG would no longer be included in Xcel Energy’s consolidated financial statements, prospectively from the date such actions were taken. Such de-consolidation of NRG would encompass a change in Xcel Energy’s accounting for NRG to the equity method, thus all of NRG’s assets and liabilities would be presented in a single line on Xcel Energy’s balance sheet at that point. This would reduce Xcel Energy’s debt leverage ratios and increase its equity ratio as a percent of total capitalization to above 30 percent, thereby reinstating its financing authority under PUHCA. In addition, the revenues and expenses of NRG would be reported on a net basis as equity income or losses. Losses would be subject to certain limitations. Also, the operating, investing and financing cash flows of NRG would not be included in Xcel Energy’s except to the extent cash flowed between Xcel Energy and NRG. Finally, there may be tax effects for guarantees or financial commitments made by Xcel Energy to NRG related to the bankruptcy or other resolution of NRG’s financial difficulties. See Note 4 to the Consolidated Financial Statements for further discussion of these possible effects of an NRG bankruptcy filing on Xcel Energy.

Xcel Energy believes that the ultimate resolution of NRG’s financial difficulties and going-concern uncertainty will not affect Xcel Energy’s ability to continue as a going concern. Xcel Energy is not dependent on cash flows from NRG, nor is Xcel Energy contingently liable to creditors of NRG in an amount material to Xcel Energy’s liquidity. Xcel Energy believes that its cash flows from regulated utility operations and anticipated financing capabilities will be sufficient to fund its non-NRG-related operating, investing and financing requirements. Beyond these sources of liquidity, Xcel Energy believes it will have adequate access to additional debt and equity financing that is not conditioned upon the outcome of NRG’s financial restructuring plan.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

See Management’s Discussion and Analysis under Item 7, incorporated by reference.

Item 8. Financial Statements and Supplementary Data

See Item 15(a)-1 in Part IV for index of financial statements included herein.

See Note 22 of Notes to Consolidated Financial Statements for summarized quarterly financial data.

INDEPENDENT AUDITORS’ REPORT

To Xcel Energy Inc.:

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Xcel Energy Inc. (a Minnesota corporation) and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, common stockholders’ equity and other comprehensive income and cash flows for the three years ended December 31, 2002. Our audit also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the consolidated balance sheet of NRG Energy, Inc. (a wholly owned subsidiary of Xcel Energy Inc.) for the years ended December 31, 2002 and 2001, or the consolidated statements of operations, stockholder’s (deficit)/equity and cash flows for the three years ended December 31, 2002 included in the consolidated financial statements of the Company, which statements reflect total assets and revenues of 40% and 24% for 2002, respectively, and total assets and revenues of 45% and 21% for 2001, respectively, and revenues of 20% for 2000, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us (which as to 2002 expresses an unqualified opinion and includes an explanatory paragraph describing conditions that raise substantial doubt about NRG Energy, Inc.’s ability to continue as a going concern and emphasis of a matter paragraphs related to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets on January 1, 2002 and the adoption of SFAS 133, Accounting for Derivative Instruments and Hedging Activities on January 1, 2001), and our opinion, insofar as it relates to the amounts included for NRG Energy, Inc. for the periods described above, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xcel Energy Inc. and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 17 to the consolidated financial statements, effective January 1, 2001 Xcel Energy Inc. and subsidiaries adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, Xcel Energy Inc. and subsidiaries adopted SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Note 4 to the consolidated financial statements discusses the implications to the Company related to credit and liquidity constraints, various defaults under credit arrangements and a likely Chapter 11 bankruptcy protection filing at NRG Energy, Inc.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
March 28, 2003

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder
   of NRG Energy, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholder’s (deficit)/equity present fairly, in all material respects, the financial position of NRG Energy, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is experiencing credit and liquidity constraints and has various credit arrangements that are in default. As a direct consequence, during 2002 the Company entered into discussions with its creditors to develop a comprehensive restructuring plan. In connection with its restructuring efforts, it is likely the Company and certain of its subsidiaries will file for Chapter 11 bankruptcy protection. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 19 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” for the year ended December 31, 2002. As discussed in Note 26 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001. As discussed in Notes 3 and 5 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” on January 1, 2002.

/S/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 28, 2003

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of Dollars, Except Per Share Data)

	Year ended Dec. 31,

	2002	2001	2000

Operating revenues:
Electric utility	$5,435,377	$6,394,737	$5,674,485
Natural gas utility	1,397,800	2,052,651	1,468,880
Electric and natural gas trading margin	8,485	89,249	41,357
Nonregulated and other	2,611,149	2,579,715	1,856,030
Equity earnings from investments in affiliates	71,561	217,070	182,714

Total operating revenues	9,524,372	11,333,422	9,223,466
Operating expenses:
Electric fuel and purchased power — utility	2,199,099	3,171,660	2,580,723
Cost of natural gas sold and transported — utility	851,987	1,517,557	948,145
Cost of sales — nonregulated and other	1,361,466	1,318,586	876,698
Other operating and maintenance expenses — utility	1,501,602	1,506,039	1,446,122
Other operating and maintenance expenses — nonregulated	787,968	676,408	533,379
Depreciation and amortization	1,037,429	906,303	766,746
Taxes (other than income taxes)	318,641	316,492	351,412
Writedowns and disposal losses from investments (see Notes 2 and 3)	207,290	—	—
Special charges (see Note 2)	2,691,223	62,230	241,042

Total operating expenses	10,956,705	9,475,275	7,744,267

Operating income (loss)	(1,432,333)	1,858,147	1,479,199
Interest income	45,863	43,548	27,480
Other non-operating income	28,167	17,961	5,094
Other non-operating expense	(30,043)	(15,623)	(15,994)
Interest charges and financing costs:
Interest charges — net of amounts capitalized (includes other financing costs of $59,724, $21,058 and $20,772, respectively)	879,736	727,976	614,173
Distributions on redeemable preferred securities of subsidiary trusts	38,344	38,800	38,800

Total interest charges and financing costs	918,080	766,776	652,973

Income (loss) from continuing operations before income taxes and minority interest	(2,306,426)	1,137,257	842,806
Income taxes	(627,985)	331,371	299,030
Minority interest	(17,071)	68,199	29,994

Income (loss) from continuing operations	(1,661,370)	737,687	513,782
Income (loss) from discontinued operations — net of tax (see Note 3)	(556,621)	46,992	32,006

Income (loss) before extraordinary items	(2,217,991)	784,679	545,788
Extraordinary items — net of income taxes of $0, $4,807 and ($8,549), respectively	—	10,287	(18,960)

Net income (loss)	(2,217,991)	794,966	526,828
Dividend requirements on preferred stock	4,241	4,241	4,241

Earnings available for common shareholders	$(2,222,232)	$790,725	$522,587

Weighted average common shares outstanding (in thousands):
Basic	382,051	342,952	337,832
Diluted	382,051	343,742	338,111
Earnings (loss) per share — basic:
Income (loss) from continuing operations	$(4.36)	$2.14	$1.51
Discontinued operations (see Note 3)	(1.46)	0.14	0.09
Extraordinary items (see Note 15)	—	0.03	(0.06)

Earnings (loss) per share	$(5.82)	$2.31	$1.54

Earnings (loss) per share — diluted:
Income (loss) from continuing operations	$(4.36)	$2.13	$1.51
Discontinued operations (see Note 3)	(1.46)	0.14	0.09
Extraordinary items (see Note 15)	—	0.03	(0.06)

Earnings (loss) per share	$(5.82)	$2.30	$1.54

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)

	Year ended Dec. 31,
	2002	2001	2000

Operating activities:
Net (loss) income	$(2,217,991)	$794,966	$526,828
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,028,494	945,555	828,780
Nuclear fuel amortization	48,675	41,928	44,591
Deferred income taxes	(781,531)	11,190	62,716
Amortization of investment tax credits	(13,272)	(12,867)	(15,295)
Allowance for equity funds used during construction	(7,810)	(6,829)	3,848
Undistributed equity in earnings of unconsolidated affiliates	(16,478)	(124,277)	(87,019)
Gain on sale of property	(6,785)	—	—
Write-downs and losses from investments	207,290	—	—
Gain on sale of discontinued operations	(2,814)	—	—
Non-cash special charges — asset write-downs	3,160,374	—	41,991
Conservation incentive accrual adjustments	(9,152)	(49,271)	19,248
Unrealized gain on derivative financial instruments	(8,407)	(9,804)	—
Extraordinary items — net of tax (see Note 15)	—	(10,287)	18,960
Change in accounts receivable	126,073	218,353	(443,347)
Change in inventories	8,620	(178,530)	21,933
Change in other current assets	67,596	340,478	(484,288)
Change in accounts payable	80,338	(325,946)	713,069
Change in other current liabilities	156,471	142,617	183,679
Change in other noncurrent assets	(203,997)	(329,442)	(130,764)
Change in other noncurrent liabilities	99,417	136,178	102,795

Net cash provided by operating activities	1,715,111	1,584,012	1,407,725
Investing activities:
Nonregulated capital expenditures and asset acquisitions	(1,502,601)	(4,259,791)	(2,196,168)
Utility capital/construction expenditures	(906,341)	(1,105,989)	(984,935)
Proceeds from sale of discontinued operations	160,791	—	—
Allowance for equity funds used during construction	7,810	6,829	(3,848)
Investments in external decommissioning fund	(57,830)	(54,996)	(48,967)
Equity investments, loans, deposits and sales of nonregulated projects	(118,844)	154,845	(93,366)
Restricted cash	(220,800)	—	—
Collection of loans made to nonregulated projects	22,498	6,374	17,039
Other investments — net	(102,457)	84,769	(36,749)

Net cash used in investing activities	(2,717,774)	(5,167,959)	(3,346,994)
Financing activities:
Short-term borrowings — net	(663,365)	708,335	42,386
Proceeds from issuance of long-term debt	2,521,375	3,777,075	3,565,227
Repayment of long-term debt, including reacquisition premiums	(362,760)	(860,623)	(1,667,335)
Proceeds from issuance of common stock	581,212	133,091	116,678
Proceeds from NRG stock offering	—	474,348	453,705
Dividends paid	(496,375)	(518,894)	(494,992)

Net cash provided by financing activities	1,580,087	3,713,332	2,015,669
Effect of exchange rate changes on cash	6,448	(4,566)	360
Net increase in cash and cash equivalents — discontinued operations	56,096	(21,570)	(57,638)

Net increase in cash and cash equivalents — continuing operations	639,968	103,249	19,122
Cash and cash equivalents at beginning of year	261,305	158,056	138,934

Cash and cash equivalents at end of year	$901,273	$261,305	$158,056

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$640,628	$708,560	$610,584
Cash paid for income taxes (net of refunds received)	$24,935	$327,018	$216,087

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)

	Dec. 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$901,273	$261,305
Restricted cash	305,581	142,676
Accounts receivable — net of allowance for bad debts: $92,745 and $37,487, respectively	961,060	1,048,073
Accrued unbilled revenues	390,984	495,994
Materials and supplies inventories — at average cost	321,863	308,593
Fuel inventory — at average cost	207,200	250,043
Natural gas inventories — replacement cost in excess of LIFO: $20,502 and $11,331, respectively	147,306	126,563
Recoverable purchased natural gas and electric energy costs	63,975	52,583
Derivative instruments valuation — at market	62,206	20,794
Prepayments and other	267,185	307,169
Current assets held for sale	108,535	316,621

Total current assets	3,737,168	3,330,414

Property, plant and equipment, at cost:
Electric utility plant	16,516,790	16,099,655
Nonregulated property and other	8,411,088	6,924,894
Natural gas utility plant	2,603,545	2,493,028
Construction work in progress: utility amounts of $856,008 and $669,895, respectively	1,513,807	3,663,371

Total property, plant and equipment	29,045,230	29,180,948
Less accumulated depreciation	(10,303,575)	(9,495,835)
Nuclear fuel — net of accumulated amortization: $1,058,531 and $1,009,855, respectively	74,139	96,315

Net property, plant and equipment	18,815,794	19,781,428

Other assets:
Investments in unconsolidated affiliates	1,001,380	1,196,702
Notes receivable, including amounts from affiliates of $206,308 and $202,411, respectively	987,714	779,186
Nuclear decommissioning fund and other investments	732,166	695,070
Regulatory assets	576,403	502,442
Derivative instruments valuation — at market	93,225	96,095
Prepaid pension asset	466,229	378,825
Goodwill, net	35,538	36,916
Intangible assets, net	68,210	66,700
Other	364,243	360,158
Noncurrent assets held for sale	379,772	1,530,178

Total other assets	4,704,880	5,642,272

Total assets	$27,257,842	$28,754,114

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$7,756,261	$392,938
Short-term debt	1,541,963	2,224,812
Accounts payable	1,399,195	1,263,690
Taxes accrued	267,214	246,098
Dividends payable	75,814	130,845
Derivative instruments valuation — at market	38,767	83,122
Other	749,521	698,142
Current liabilities held for sale	520,101	429,433

Total current liabilities	12,348,836	5,469,080

Deferred credits and other liabilities:
Deferred income taxes	1,283,667	2,134,977
Deferred investment tax credits	169,696	184,148
Regulatory liabilities	518,427	483,942
Derivative instruments valuation — at market	102,779	42,444
Benefit obligations and other	722,264	692,090
Minimum pension liability	106,897	—
Noncurrent liabilities held for sale	155,962	783,297

Total deferred credits and other liabilities	3,059,692	4,320,898

Minority interest in subsidiaries	34,762	614,750
Commitments and contingencies (see Note 18)
Capitalization (see Statements of Capitalization):
Long-term debt	6,550,248	11,555,589
Mandatorily redeemable preferred securities of subsidiary trusts (see Note 9)	494,000	494,000
Preferred stockholders’ equity	105,320	105,320
Common stockholders’ equity	4,664,984	6,194,477

Total liabilities and equity	$27,257,842	$28,754,114

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME
(Thousands of Dollars)

						Accumulated
	Common Stock Issued					Other
				Retained		Comprehensive	Total
			Capital in Excess	Earnings	Shares Held	Income	Stockholders'
	Shares	Par Value	Of Par Value	(Deficit)	By ESOP	(Loss)	Equity

Balance at Dec. 31, 1999	335,277	$838,193	$2,288,254	$2,253,800	$(11,606)	$(78,421)	$5,290,220

Net income				526,828			526,828
Currency translation adjustments						(78,508)	(78,508)

Comprehensive income for 2000							448,320
Dividends declared:
Cumulative preferred stock of Xcel Energy				(4,241)			(4,241)
Common stock				(492,183)			(492,183)
Issuances of common stock — net proceeds	5,557	13,892	102,785				116,677
Tax benefit from stock options exercised			53				53
Other				16			16
Gain recognized from NRG stock offering			215,933				215,933
Loan to ESOP to purchase shares					(20,000)		(20,000)
Repayment of ESOP loan (a)					6,989		6,989

Balance at Dec. 31, 2000	340,834	852,085	2,607,025	2,284,220	(24,617)	(156,929)	5,561,784

Net income				794,966			794,966
Currency translation adjustments						(56,693)	(56,693)
Cumulative effect of accounting change — net Unrealized transition loss upon adoption of SFAS No. 133 (see Note 17)						(28,780)	(28,780)
After-tax net unrealized losses related to derivatives accounted for as hedges (see Note 17)						43,574	43,574
After-tax net realized losses on derivative transactions reclassified into earnings (see Note 17)						19,449	19,449
Unrealized loss — marketable securities						(75)	(75)

Comprehensive income for 2001							772,441
Dividends declared:
Cumulative preferred stock of Xcel Energy				(4,241)			(4,241)
Common stock				(516,515)			(516,515)
Issuances of common stock — net proceeds	4,967	12,418	120,673				133,091
Other				(27)			(27)
Gain recognized from NRG stock offering			241,891				241,891
Repayment of ESOP loan (a)					6,053		6,053

Balance at Dec. 31, 2001	345,801	864,503	2,969,589	2,558,403	(18,564)	(179,454)	6,194,477

Net loss				(2,217,991)			(2,217,991)
Currency translation adjustments						30,008	30,008
Minimum pension liability						(107,782)	(107,782)
After-tax net unrealized losses related to derivatives accounted for as hedges (see Note 17)						(68,266)	(68,266)
After-tax net realized losses on derivative transactions reclassified into earnings (see Note 17)						28,791	28,791
Unrealized loss — marketable securities						(457)	(457)

Comprehensive income (loss) for 2002							(2,335,697)
Dividends declared:
Cumulative preferred stock of Xcel Energy				(4,241)			(4,241)
Common stock				(437,113)			(437,113)
Issuances of common stock — net proceeds	27,148	67,870	513,342				581,212
Acquisition of NRG minority common shares	25,765	64,412	555,220			28,150	647,782
Repayment of ESOP loan (a)					18,564		18,564

Balance at Dec. 31, 2002	398,714	$996,785	$4,038,151	$(100,942)	$—	$(269,010)	$4,664,984

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(Thousands of Dollars)

	Dec. 31,
Long-Term Debt	2002		2001

NSP-Minnesota Debt
First Mortgage Bonds, Series due:
Dec. 1, 2003-2006, 3.75 - 4.1%	$9,145	(a)	$11,225	(a)
March 1, 2003, 5.875%	100,000		100,000
April 1, 2003, 6.375%	80,000		80,000
Dec. 1, 2005, 6.125%	70,000		70,000
Aug. 28, 2012, 8%	450,000		—
March 1, 2011, variable rate, 6.265% at Dec. 31, 2002, and 1.8% at Dec. 31, 2001	13,700	(b)	13,700	(b)
March 1, 2019, 8.50% at Dec. 31, 2002, and a variable rate of 2.04% at Dec. 31, 2001	27,900	(b)	27,900	(b)
Sept. 1, 2019, 8.5% at Dec. 31, 2002, and a variable rate of 1.76% and 2.04% at Dec 31, 2001	100,000	(b)	100,000	(b)
July 1, 2025, 7.125%	250,000		250,000
March 1, 2028, 6.5%	150,000		150,000
April 1, 2030, 8.50% at Dec. 31, 2002, and 1.85% at Dec. 31, 2001	69,000	(b)	69,000	(b)
Dec. 1, 2003 - 2008, 4.25% - 5%	14,090	(a)	16,090	(a)
Guaranty Agreements, Series due Feb. 1, 2003 - May 1, 2003, 5.375% - 7.4%	28,450	(b)	29,200	(b)
Senior Notes due Aug. 1, 2009, 6.875%	250,000		250,000
Retail Notes due July 1, 2042, 8%	185,000		—
Employee Stock Ownership Plan Bank Loans, variable rate	—		18,564
Other	427		390
Unamortized discount-net	(8,931)		(5,015)

Total	1,788,781		1,181,054
Less redeemable bonds classified as current (see Note 6)	13,700		141,600
Less current maturities	212,762		11,134

Total NSP-Minnesota long-term debt	$1,562,319		$1,028,320

PSCo Debt new line First Mortgage Bonds, Series due:
April 15, 2003, 6%	$250,000		$250,000
March 1, 2004, 8.125%	100,000		100,000
Nov. 1, 2005, 6.375%	134,500		134,500
June 1, 2006, 7.125%	125,000		125,000
April 1, 2008, 5.625%	18,000	(b)	18,000	(b)
June 1, 2012, 5.5%	50,000	(b)	50,000	(b)
Oct. 1, 2012, 7.875%	600,000		—
April 1, 2014, 5.875%	61,500	(b)	61,500	(b)
Jan. 1, 2019, 5.1%	48,750	(b)	48,750	(b)
March 1, 2022, 8.75%	146,340		147,840
Jan. 1, 2024, 7.25%	110,000		110,000
Unsecured Senior A Notes, due July 15, 2009, 6.875%	200,000		200,000
Secured Medium-Term Notes, due Nov. 25, 2003 - March 5, 2007, 6.45% - 7.11%	175,000		190,000
Unamortized discount	(4,612)		(5,282)
Capital lease obligations, 11.2% due in installments through May 31, 2025	49,747		51,921

Total	2,064,225		1,482,229
Less current maturities	282,097		17,174

Total PSCo long-term debt	$1,782,128		$1,465,055

(a) Resource recovery financing

(b) Pollution control financing

See Notes to Consolidated Financial Statements

	Dec. 31,
Long-Term Debt - continued (Thousands of dollars)	2002	2001

SPS Debt
Unsecured Senior A Notes, due March 1, 2009, 6.2%	$100,000	$100,000
Unsecured Senior B Notes, due Nov. 1, 2006, 5.125%	500,000	500,000
Pollution control obligations, securing pollution control revenue bonds due:
July 1, 2011, 5.2%	44,500	44,500
July 1, 2016, 1.6% at Dec. 31, 2002, and 1.7% at Dec. 31, 2001	25,000	25,000
Sept. 1, 2016, 5.75% series	57,300	57,300
Unamortized discount	(1,138)	(1,425)

Total SPS long-term debt	$725,662	$725,375

NSP-Wisconsin Debt
First Mortgage Bonds Series due:
Oct. 1, 2003, 5.75%	$40,000	$40,000
March 1, 2023, 7.25%	110,000	110,000
Dec. 1, 2026, 7.375%	65,000	65,000
City of La Crosse Resource Recovery Bond, Series due Nov. 1, 2021, 6%	18,600 (a)	18,600 (a)
Fort McCoy System Acquisition, due Oct. 31, 2030, 7%	930	963
Senior Notes — due Oct. 1, 2008, 7.64%	80,000	80,000
Unamortized discount	(1,388)	(1,475)

Total	313,142	313,088
Less current maturities	40,034	34

Total NSP-Wisconsin long-term debt	$273,108	$313,054

NRG Debt
Remarketable or Redeemable Securities due March 15, 2005, 7.97%	$257,552	$232,960
NRG Energy, Inc. Senior Notes, Series due Feb. 1, 2006, 7.625%	125,000	125,000
June 15, 2007, 7.5%	250,000	250,000
June 1, 2009, 7.5%	300,000	300,000
Nov. 1, 2013, 8%	240,000	240,000
Sept. 15, 2010, 8.25%	350,000	350,000
July 15, 2006, 6.75%	340,000	340,000
April 1, 2011, 7.75%	350,000	350,000
April 1, 2031, 8.625%	500,000	500,000
May 16, 2006, 6.5%	285,728	284,440
NRG Finance Co. I LLC, due May 9, 2006, various rates	1,081,000	697,500
NRG debt secured solely by project assets:
NRG Northeast Generating Senior Bonds, Series due:
Dec. 15, 2004, 8.065%	126,500	180,000
June 15, 2015, 8.842%	130,000	130,000
Dec. 15, 2024, 9.292%	300,000	300,000
South Central Generating Senior Bonds, Series due:
May 15, 2016, 8.962%	450,750	463,500
Sept. 15, 2024, 9.479%	300,000	300,000
MidAtlantic — various, due Oct 1, 2005, 4.625%	409,201	420,892
Flinders Power Finance Pty, due September 2012, various rates 6.14-6.49% at Dec. 31, 2002, and 8.56% at Dec. 31, 2001	99,175	74,886
Brazos Valley, due June 30, 2008, 6.75%	194,362	159,750
Camas Power Boiler, due June 30, 2007, and Aug. 1, 2007, 3.65% and 3.38%	17,861	20,909
Sterling Luxembourg # 3 Loan, due June 30, 2019, variable rate 7.86% at Dec. 31, 2001	360,122	329,842
Crockett Corp. LLP debt, due Dec. 31, 2014, 8.13%	-	234,497
Csepel Aramtermelo, due Oct. 2, 2017, 3.79% and 4.846%	-	169,712
Hsin Yu Energy Development, due November 2006- April 2012, 4-6.475%	85,607	89,964
LSP Batesville, due Jan. 15, 2014, 7.164% and July 15, 2025, 8.16%	314,300	321,875
LSP Kendall Energy, due Sept. 1, 2005, 2.65%	495,754	499,500
McClain, due Dec. 31, 2005, 6.75%	157,288	159,885
NEO, due 2005-2008, 9.35%	7,658	23,956
NRG Energy Center, Inc. Senior Secured Notes, Series due June 15, 2013, 7.31%	133,099	62,408
NRG Peaking Finance LLC, due 2019, 6.67%	319,362	—
NRG Pike Energy LLC, due 2010, 4.92%	155,477	—
PERC, due 2017-2018, 5.2%	28,695	33,220
Audrain Capital Lease Obligation, due Dec. 31, 2023, 10%	239,930	239,930
Saale Energie GmbH Schkopau Capital Lease, due May 2021, various rates	333,926	311,867
Various debt, due 2003-2007, 0.0 - 20.8%	92,573	147,493
Other	676	—

Total	8,831,596	8,343,986
Less current maturities — continuing operations	7,193,237	210,885
Less discontinued operations	445,729	851,196

Total NRG long-term debt	$1,192,630	$7,281,905

See Notes to Consolidated Financial Statements

	Dec. 31,
Long-Term Debt - continued (Thousands of dollars)	2002	2001

Other Subsidiaries’ Long-Term Debt
First Mortgage Bonds — Cheyenne:
Series due April 1, 2003 - Jan. 1, 2024, 7.5 - 7.875%	$12,000	$12,000
Industrial Development Revenue Bonds, due Sept. 1, 2021 - March 1, 2027, variable rate, 1.7% and 1.8% at Dec. 31, 2002 and 2001	17,000	17,000
Viking Gas Transmission Co. Senior Notes-Series due:
Oct. 31, 2008 - Sept. 30, 2014, 6.65% - 8.04%	40,421	45,181
Various Eloigne Co. Affordable Housing Project Notes, due 2003 - 2027, 0.3% - 9.91%	41,353	47,856
Other	97,895	35,608

Total	208,669	157,645
Less current maturities	14,431	12,110

Total other subsidiaries long-term debt	$194,238	$145,535

Xcel Energy Inc. Debt
Unsecured senior notes, due Dec. 1, 2010, 7%	$600,000	$600,000
Convertible notes, due Nov. 21, 2007, 7.5%	230,000	—
Unamortized discount	(9,837)	(3,655)

Total Xcel Energy Inc. debt	$820,163	$596,345

Total long-term debt	$6,550,248	$11,555,589

Mandatorily Redeemable Preferred Securities of Subsidiary Trusts holding as their sole asset the junior subordinated deferrable debentures of:
NSP-Minnesota, due 2037, 7.875%	$200,000	$200,000
PSCo, due 2038, 7.6%	194,000	194,000
SPS, due 2036, 7.85%	100,000	100,000

Total mandatorily redeemable preferred securities of subsidiary trusts	$494,000	$494,000

Cumulative Preferred Stock - authorized 7,000,000 shares of $100 par value; outstanding shares: 2002, 1,049,800; 2001, 1,049,800
$3.60 series, 275,000 shares	$27,500	$27,500
$4.08 series, 150,000 shares	15,000	15,000
$4.10 series, 175,000 shares	17,500	17,500
$4.11 series, 200,000 shares	20,000	20,000
$4.16 series, 99,800 shares	9,980	9,980
$4.56 series, 150,000 shares	15,000	15,000

Total	104,980	104,980
Capital in excess of par value on preferred stock	340	340

Total preferred stockholders’ equity	$105,320	$105,320

Common Stockholders’ Equity
Common stock — authorized 1,000,000,000 shares of $2.50 par value; outstanding shares: 2002, 398,714,039; 2001, 345,801,028	$996,785	$864,503
Capital in excess of par value on common stock	4,038,151	2,969,589
Retained earnings (deficit)	(100,942)	2,558,403
Leveraged common stock held by ESOP — shares at cost: 2002, 0; 2001, 783,162	—	(18,564)
Accumulated other comprehensive income (loss)	(269,010)	(179,454)

Total common stockholders’ equity	$4,664,984	$6,194,477

(a) Resource recovery financing

(b) Pollution control financing

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

Merger and Basis of Presentation — On Aug. 18, 2000, Northern States Power Co. (NSP) and New Century Energies, Inc. (NCE) merged and formed Xcel Energy Inc. Each share of NCE common stock was exchanged for 1.55 shares of Xcel Energy common stock. NSP shares became Xcel Energy shares on a one-for-one basis. Cash was paid in lieu of any fractional shares of Xcel Energy common stock. The merger was structured as a tax-free, stock-for-stock exchange for shareholders of both companies, except for fractional shares, and accounted for as a pooling-of-interests. At the time of the merger, Xcel Energy registered as a holding company under the PUHCA. References herein to Xcel Energy relates to Xcel Energy, Inc. and its consolidated subsidiaries.

Pursuant to the merger agreement, NCE was merged with and into NSP. NSP, as the surviving legal corporation, changed its name to Xcel Energy. Also, as part of the merger, NSP transferred its existing utility operations that were being conducted directly by NSP at the parent company level to a newly formed wholly owned subsidiary of Xcel Energy, which was renamed NSP-Minnesota.

Consistent with pooling accounting requirements, results and disclosures for all periods prior to the merger have been restated for consistent reporting with post-merger organization and operations. All earnings-per-share amounts previously reported for NSP and NCE have been restated for presentation on an Xcel Energy share basis.

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

Principles of Consolidation — Xcel Energy directly owns six utility subsidiaries that serve electric and natural gas customers in 12 states. These six utility subsidiaries are NSP-Minnesota, NSP-Wisconsin, PSCo, SPS, BMG and Cheyenne. Their service territories include portions of Arizona, Colorado, Kansas, Michigan, Minnesota, New Mexico, North Dakota, Oklahoma, South Dakota, Texas, Wisconsin and Wyoming. During the period covered by this report, Xcel Energy’s regulated businesses also included Viking, which was sold in January 2003, and WGI.

Xcel Energy also owns or has an interest in a number of nonregulated businesses, the largest of which is NRG Energy, Inc., an independent power producer. Xcel Energy owned 100 percent of NRG until the second quarter of 2000, when NRG completed its initial public offering, and 82 percent until a secondary offering was completed in March 2001. At Dec. 31, 2001, Xcel Energy indirectly owned approximately 74 percent of NRG. During the second quarter of 2002, Xcel Energy acquired the 26 percent of NRG shares that it did not own through a tender offer and merger. See Note 4 to the Consolidated Financial Statements for further discussion of the acquisition of minority NRG common shares.

In addition to NRG, Xcel Energy’s nonregulated subsidiaries include Utility Engineering Corp. (engineering, construction and design), Seren Innovations, Inc. (broadband telecommunications services), e prime inc. (natural gas marketing and trading), Planergy International, Inc. (enterprise energy management solutions), Eloigne Co. (investments in rental housing projects that qualify for low-income housing tax credits) and Xcel Energy International Inc. (an international independent power producer).

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

Revenue Recognition — Revenues related to the sale of energy are generally recorded when service is rendered or energy is delivered to customers. However, the determination of the energy sales to individual customers is based of the reading of their meter, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is estimated.

Xcel Energy’s utility subsidiaries have various rate adjustment mechanisms in place that currently provide for the recovery of certain purchased natural gas and electric energy costs. These cost adjustment tariffs may increase or decrease the level of costs recovered through base rates and are revised periodically, as prescribed by the appropriate regulatory agencies, for any difference between the total amount collected under the clauses and the recoverable costs incurred. In addition Xcel Energy presents its revenue net of any excise or other fiduciary-type taxes or fees.

PSCo’s electric rates in Colorado are adjusted under the ICA mechanism, which takes into account changes in energy costs and certain trading revenues and expenses that are shared with the customer. For fuel and purchased energy expense incurred beginning Jan. 1, 2003, the recovery mechanism shall be determined by the CPUC in the PSCo 2002 general rate case. In the interim, 2003 fuel and purchased energy expense is recovered through an Interim Adjustment Clause.

NSP-Minnesota’s rates include a cost-of-fuel and cost-of-gas recovery mechanism allowing dollar-for-dollar recovery of the respective costs, which are trued-up on an two-month and annual basis, respectively.

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

SPS’ rates in Texas have fixed fuel factor and periodic fuel filing, reconciling and reporting requirements, which provide cost recovery. In New Mexico, SPS also has a monthly fuel and purchased power cost recovery factor.

Trading Operations — In June 2002, the EITF of the FASB reached a partial consensus on Issue No. 02-03 “Recognition and Reporting of Gains and Losses on Energy Trading Contracts” under EITF Issue No. 98-10 “Accounting for Contracts Involved in Energy Trading and Risk Management Activities” (EITF No. 02-03). The EITF concluded that all gains and losses related to energy trading activities within the scope of EITF No. 98-10, whether or not settled physically, must be shown net in the statement of operations, effective for periods ending after July 15, 2002. Xcel Energy has reclassified revenue from trading activities for all comparable prior periods reported. Such energy trading activities recorded as a component of Electric and Gas Trading Costs, which have been reclassified to offset Electric and Gas Trading Revenues to present Electric and Gas Trading Margin on a net basis, were $3.3 billion, $3.1 billion and $2.0 billion for the years ended Dec. 31, 2002, 2001 and 2000, respectively. This reclassification had no impact on operating income or reported net income.

On Oct. 25, 2002, the EITF rescinded EITF No. 98-10. With the rescission of EITF No. 98-10, energy trading contracts that do not also meet the definition of a derivative under SFAS No. 133 must be accounted for as executory contracts. Contracts previously recorded at fair value under EITF No. 98-10 that are not also derivatives under SFAS No. 133 must be restated to historical cost through a cumulative effect adjustment. Xcel Energy does not expect the effect of adopting this decision will be material.

Xcel Energy’s commodity trading operations are conducted by NSP-Minnesota (electric), PSCo (electric) and e prime (natural gas). Pursuant to a joint operating agreement (JOA), approved by the FERC as part of the merger, some of the electric trading activity conducted at NSP-Minnesota and PSCo is apportioned to the other operating utilities of Xcel Energy. Trading revenue and costs do not include the revenue and production costs associated with energy produced from Xcel Energy’s generation assets or energy and capacity purchased to serve native load. Trading results are recorded using the mark-to-market accounting. In addition, trading results include the impacts of the ICA rate-sharing mechanism. Trading revenue and costs associated with NRG’s operations are included in nonregulated margins. For more information, see Notes 16 and 17 to the Consolidated Financial Statements.

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

Xcel Energy determines the depreciation of its plant by using the straight-line method, which spreads the original cost equally over the plant’s useful life. Depreciation expense, expressed as a percentage of average depreciable property, was approximately 3.4, 3.1 and 3.3 percent for the years ended Dec. 31, 2002, 2001 and 2000, respectively.

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

Allowance for Funds Used During Construction (AFDC) and Capitalized Interest — AFDC, a noncash item, represents the cost of capital used to finance utility construction activity. AFDC is computed by applying a composite pretax rate to qualified construction work in progress. The amount of AFDC capitalized as a utility construction cost is credited to other nonoperating income (for equity capital) and interest charges (for debt capital). AFDC amounts capitalized are included in Xcel Energy’s rate base for establishing utility service rates. In addition to construction-related amounts, AFDC also is recorded to reflect returns on capital used to finance conservation programs in Minnesota. Interest capitalized for all Xcel Energy entities (as AFDC for utility companies) was approximately $83 million in 2002, $56 million in 2001 and $23 million in 2000.

Decommissioning — Xcel Energy accounts for the future cost of decommissioning-or permanently retiring-its nuclear generating plants through annual depreciation accruals using an annuity approach designed to provide for full rate recovery of the future decommissioning costs. Our decommissioning calculation covers all expenses, including decontamination and removal of radioactive material, and extends over the estimated lives of the plants. The calculation assumes that NSP-Minnesota and NSP-Wisconsin will recover those costs through rates. For more information on nuclear decommissioning, see Note 19 to the Consolidated Financial Statements.

PSCo also previously operated a nuclear generating plant, which has been decommissioned and re-powered using natural gas. PSCo’s costs associated with decommissioning were deferred and are being amortized consistent with regulatory recovery.

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

Income Taxes — Xcel Energy and its domestic subsidiaries, other than NRG and its domestic subsidiaries, file consolidated federal income tax returns. NRG and its domestic subsidiaries were included in Xcel Energy’s consolidated federal income tax returns prior to NRG’s March 2001 public equity offering, but filed consolidated federal income tax returns, with NRG as the common parent, separate and apart from Xcel Energy for the periods of March 13, 2001, through Dec. 31, 2001, and Jan. 1, 2002, through June 3, 2002. Since becoming wholly owned indirect subsidiaries of Xcel Energy on June 3, 2002, NRG and its domestic subsidiaries have not been reconsolidated with Xcel Energy for federal income tax purposes, and each of NRG and its domestic subsidiaries will file separate federal income tax returns as a result of their inclusion in the Xcel Energy consolidated federal income tax return within the last five years. Xcel Energy and its domestic subsidiaries file combined and separate state income tax returns. NRG and one or more of its domestic subsidiaries will be included in some, but not all, of these combined returns in 2002. Federal income taxes paid by Xcel Energy, as parent of the Xcel Energy consolidated group, are allocated to the Xcel Energy subsidiaries based on separate company computations of tax. A similar allocation is made for state income taxes paid by Xcel Energy in connection with combined state filings. In accordance with PUHCA requirements, the holding company also allocates its own net income tax benefits to its direct subsidiaries based on the positive tax liability of each company. Xcel Energy defers income taxes for all temporary differences between pretax financial and taxable income, and between the book and tax bases of assets and liabilities. Xcel Energy uses the tax rates that are scheduled to be in effect when the temporary differences are expected to turn around, or reverse.

Due to the effects of past regulatory practices, when deferred taxes were not required to be recorded, we account for the reversal of some temporary differences as current income tax expense. We defer investment tax credits and spread their benefits over the estimated lives of the related property. Utility rate regulation also has created certain regulatory assets and liabilities related to income taxes, which we summarize in Note 20 to the Consolidated Financial Statements. We discuss our income tax policy for international operations in Note 11 to the Consolidated Financial Statements.

Foreign Currency Translation — Xcel Energy’s foreign operations generally use the local currency as their functional currency in translating international operating results and balances to U.S. currency. Foreign currency denominated assets and liabilities are translated at the exchange rates in effect at the end of a reporting period. Income, expense and cash flows are translated at weighted-average exchange rates for the period. We accumulate the resulting currency translation adjustments and report them as a component of Other Comprehensive Income in common stockholders’ equity. When we convert cash distributions made in one currency to another currency, we include those gains and losses in the results of operations as a component of Other Nonoperating Income. Currency exchange transactions resulted in a pretax gain (loss) of $30 million in 2002, $(57) million in 2001 and $(79) million in 2000.

Derivative Financial Instruments — Xcel Energy and its subsidiaries utilize a variety of derivatives, including interest rate swaps and locks, foreign currency hedges and energy contracts, to reduce exposure to corresponding risks. The energy contracts are both financial- and commodity-based in the energy trading and energy nontrading operations. These contracts consist mainly of commodity futures and options, index or fixed price swaps and basis swaps.

On Jan. 1, 2001, Xcel Energy adopted SFAS No. 133. For more information on the impact of SFAS No. 133, see Note 17 to the Consolidated Financial Statements.

For further discussion of Xcel Energy’s risk management and derivative activities, see Notes 16 and 17 to the Consolidated Financial Statements.

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

Restricted cash consists primarily of cash collateral for letters of credit issued in relation to project development activities. In addition, it includes funds held in trust accounts to satisfy the requirements of certain debt agreements and funds held within NRG’s projects that are restricted in their use. Restricted cash is classified as a current asset as all restricted cash is designated for interest and principal payments due within one year.

Cash and cash equivalents includes $385 million held by NRG, which is not legally restricted. However, this cash is not available for Xcel Energy's general corporate purposes.

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

We base our estimates of recovering deferred costs and returning deferred credits on specific ratemaking decisions or precedent for each item. We amortize regulatory assets and liabilities consistent with the period of expected regulatory treatment. See more discussion of regulatory assets and liabilities at Note 20 to the Consolidated Financial Statements.

Stock-Based Employee Compensation — We have several stock-based compensation plans. We account for those plans using the intrinsic value method. We do not record compensation expense for stock options because there is no difference between the market price and the purchase price at grant date. We do, however, record compensation expense for restricted stock awarded to certain employees, which is held until the restriction lapses or the stock is forfeited. For more information on stock compensation impacts, see Note 12 to the Consolidated Financial Statements.

Intangible Assets — During 2002, Xcel Energy adopted SFAS No. 142- “Goodwill and Other Intangible Assets,” which requires new accounting for intangible assets and goodwill. Intangible assets with finite lives will be amortized over their economic useful lives and periodically reviewed for impairment. Goodwill is no longer being amortized, but will be tested for impairment annually and on an interim basis if an event occurs or a circumstance changes between annual tests that may reduce the fair value of a reporting unit below its carrying value.

Xcel Energy had goodwill of approximately $35 million at Dec. 31, 2002, which will not be amortized, consisting of $27.8 million of project-related goodwill at NRG and $7.7 million of project-related goodwill at Utility Engineering. As part of Xcel Energy's acquisition of NRG’s minority shares (see Note 4), $62 million of excess purchase price was allocated to fixed assets related to projects where the fair value of the fixed assets was higher than the carrying value as of June 2002, to prepaid pension assets, and to other assets. Net goodwill decreased between 2002 and 2001 due to asset sales at NRG. During 2002, Xcel Energy performed impairment tests of its intangible assets. Tests have concluded that no write-down of these intangible assets is necessary.

Intangible assets with finite lives continue to be amortized, and the aggregate amortization expense recognized in the years ended Dec. 31, 2002, 2001 and 2000, were $4.3 million, $6.3 million and $3.9 million, respectively. The annual aggregate amortization expense for each of the five succeeding years is expected to approximate $3.4 million. Intangible assets consisted of the following:

	Dec. 31, 2002		Dec. 31, 2001
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(Millions of dollars)	Amount	Amortization	Amount	Amortization

Not amortized:
Goodwill	$42.5	$7.0	$44.1	$7.2
Amortized:
Service contracts	$73.2	$17.9	$76.2	$15.6
Trademarks	$5.0	$0.5	$5.0	$0.4
Prior service costs	$6.9	$—	$—	$—
Other (primarily franchises)	$2.0	$0.5	$1.9	$0.4

The following table summarizes the pro forma impact of implementing SFAS No. 142 at Jan. 1, 2000, on the net income for the periods presented. The pro forma income adjustment to remove goodwill amortization is not material to earnings per share previously reported.

	Year Ended
(Millions of dollars)	Dec. 31, 2001	Dec. 31, 2000

Reported income from continuing operations	$737.7	$513.8
Add back: goodwill amortization (after tax)	1.2	1.8

Adjusted income from continuing operations	$738.9	$515.6

Reported income before extraordinary items	$784.7	$545.8
Add back: goodwill amortization (after tax)	3.2	2.5

Adjusted income before extraordinary items	$787.9	$548.3

Reported net income	$795.0	$526.8
Add back: goodwill amortization (after tax)	3.2	2.5

Adjusted net income	$798.2	$529.3

Earnings per share	$2.31	$1.55

Asset Valuation — On Jan. 1, 2002, Xcel Energy adopted SFAS No. 144 — “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supercedes previous guidance for measurement of asset impairments. Xcel Energy did not recognize any asset impairments as a result of the adoption. The method used in determining fair value was based on a number of valuation techniques, including present value of future cash flows. SFAS No. 144 is being applied to NRG’s sale of assets as they are reclassified to “held for sale” and discontinued operations (see Note 3). In addition, SFAS No. 144 is being applied to test for and measure impairment of NRG’s long-lived assets held for use (primarily energy projects in operation and under construction), as discussed further in Note 2 to the Consolidated Financial Statements.

Deferred Financing Costs — Other assets also included deferred financing costs, net of amortization, of approximately $198 million at Dec. 31, 2002. We are amortizing these financing costs over the remaining maturity periods of the related debt.

Diluted Earnings Per Share — Diluted earnings per share is based on the weighted average number of common and common equivalent shares outstanding each period. However, no common equivalent shares are included in the computation when a loss from continuing operations exists due to their antidilutive effect (that is, they would make the loss per share smaller). Therefore, common equivalent shares of approximately 5.4 million were excluded from the diluted earnings-per-share computations for the year ended Dec. 31, 2002, as shown in Note 12.

FASB Interpretation No. 46 (FIN No. 46) — In January 2003, the FASB issued FIN No. 46 requiring an enterprise’s consolidated financial statements to include subsidiaries in which the enterprise has a controlling financial interest. Historically, that requirement has been applied to subsidiaries in which an enterprise has a majority voting interest, but in many circumstances the enterprise’s consolidated financial statements do not include the consolidations of variable interest entities with which it has similar relationships but no majority voting interest. Under FIN No. 46, the voting interest approach is not effective in identifying controlling financial interest. As a result, Xcel Energy expects that it will have to consolidate its affordable housing investments made through Eloigne, which currently are accounted for under the equity method.

As of Dec. 31, 2002, the assets of these entities were approximately $155 million and long-term liabilities were approximately $87 million. Currently, investments of $62 million are reflected as a component of investments in unconsolidated affiliates in the Dec. 31, 2002, Consolidated Balance Sheet. FIN No. 46 requires that for entities to be consolidated, the entities’ assets be initially recorded at their carrying amounts at the date the new requirement first apply. If determining carrying amounts as required is impractical, then the assets are to be measured at fair value as of the first date the new requirements apply. Any difference between the net consolidated amounts added to the Xcel Energy’s balance sheet and the amount of any previously recognized interest in the newly consolidated entity should be recognized in earnings as the cumulative effect adjustment of an accounting change. Had Xcel Energy adopted FIN No. 46 requirements early in 2002, there would have been no material impact to net income. Xcel Energy plans to adopt FIN No. 46 when required in the third quarter of 2003.

Reclassifications — We reclassified certain items in the 2000 and 2001 statements of operations and the 2001 balance sheet to conform to the 2002 presentation. These reclassifications had no effect on net income or earnings per share. The reclassifications were primarily to conform the presentation of all consolidated Xcel Energy subsidiaries to a standard corporate presentation.

2.     Special Charges and Asset Impairments

Special charges included in Operating Expenses for the years ended Dec. 31, 2002, 2001 and 2000 include the following:

(Millions of dollars)	2002	2001	2000

NRG Special Charges:
Asset impairments — continuing operations	$2,545	$—	$—
Financial restructuring and NEO costs	111	—	—

Total NRG special charges	2,656	—	—

Regulated Utility Special Charges:
Regulatory recovery adjustment (SPS)	5	—	—
Restaffing (utility and service companies)	9	39	—
Postemployment benefits (PSCo)	—	23	—
Merger costs — severance and related costs	—	—	77
Merger costs — transaction-related	—	—	52
Other merger costs — transition and integration	—	—	70

Total regulated utility special charges	14	62	199
Other nonregulated Special Charges:
Asset impairments	16	—	42
Holding company NRG restructuring charges	5	—	—

Total nonregulated special charges	21	—	42

Total Special Charges	$2,691	$62	$241

NRG Asset Impairments — As discussed further in Note 4, NRG in 2002 experienced credit-rating downgrades, defaults under numerous credit agreements, increased collateral requirements and reduced liquidity. These events resulted in impairment reviews of a number of NRG assets. NRG completed an analysis of the recoverability of the asset carrying values of its projects, factoring in the probability weighting of different courses of action available to NRG, given its financial position and liquidity constraints. This approach was applied consistently to asset groups with similar uncertainties and cash flow streams. As a result, NRG determined that many of its construction projects and its operational projects became impaired during 2002 and should be written down to fair market value. In applying those provisions, NRG management considered cash flow analyses, bids and offers related to those projects. The resulting impairments were recognized as Special Charges in 2002, as follows:

(Millions of dollars)	Status	Pretax Charge	Fair Value Basis

Projects In Construction or Development
Nelson	Terminated	$468	Similar asset prices
Pike	Terminated - chapter 7
	involuntary bankruptcy
	petition filed October
	2002	402	Similar asset prices
Bourbonnais	Terminated	265	Similar asset prices
Meriden	Terminated	144	Similar asset prices
Brazos Valley	Foreclosure completed in
	January 2003	103	Projected cash flows
Kendall, Batesville and other expansion projects	Terminated	120	Projected cash flows
Langage (UK)	Terminated	42	Estimated market price
Turbines and other costs	Equipment being marketed	702	Similar asset prices

Total		$2,246
Operating Projects
Audrain	Operating at a loss	$66	Projected cash flows
Somerset	Operating at a loss	49	Projected cash flows
Bayou Cove	Operating at a loss	127	Projected cash flows
Other	Operating at a loss	57	Projected cash flows

Total		$299

Total NRG Impairment
Charges		$2,545

All of these impairment charges relate to assets considered held for use under SFAS No. 144. For fair values determined by similar asset prices, the fair value represents NRG’s current estimate of recoverability, if the project assets were to be sold. For fair values determined by estimated market price, the fair value represents a market bid or appraisal received by NRG that NRG believes is best reflective of fair value. For fair values determined by projected cash flows, the fair value represents a discounted cash flow amount over the remaining life of each project that reflects project-specific assumptions for long-term power pool prices, escalated future project operating costs and expected plant operation given assumed market conditions.

Additional asset impairments may be recorded by NRG in periods subsequent to Dec. 31, 2002, given the changing business conditions and the resolution of the pending financial restructuring plan. Management is unable to determine the possible magnitude of any additional asset impairments, but it could be material.

NRG Financial Restructuring and NEO Costs — In 2002, NRG expensed a pretax charge of $26 million for expected severance and related benefits related to its financial restructuring and business realignment. Through Dec. 31, 2002, severance costs have been recognized for all employees who had been terminated as of that date. See Note 4 for further discussion of NRG financial restructuring activities and developments. These costs also include a charge related to NRG’s NEO landfill gas generation operations, for the estimated impact of a dispute settlement with NRG’s partner on the NEO project, Fortistar.

2002 Regulatory Recovery Adjustment — SPS — In late 2001, SPS filed an application requesting recovery of costs incurred to comply with transition to retail competition legislation in Texas and New Mexico. During 2002, SPS entered into a settlement agreement with intervenors regarding the recovery of restructuring costs in Texas, which was approved by the state regulatory commission in May 2002. Based on the settlement agreement, SPS wrote off pretax restructuring costs of approximately $5 million.

2002 Other Nonregulated Asset Impairments — In 2002, a subsidiary of Xcel Energy decided it would no longer fund one of its power projects in Argentina. This decision resulted in the shutdown of the Argentina plant facility, pending financing of a necessary maintenance outage. Updated cash flow projections for the plant were insufficient to provide recovery of Xcel International’s investment. Nonregulated asset impairments include a write-down of approximately $13 million, for this Argentina facility.

2002 Holding Company NRG Restructuring Charges — In 2002, the Xcel Energy holding company incurred approximately $5 million for charges related to NRG's financial restructuring.

2002 and 2001 — Utility Restaffing — During 2001, Xcel Energy expensed pretax special charges of $39 million for expected staff consolidation costs for an estimated 500 employees in several utility operating and corporate support areas of Xcel Energy. In 2002, the identification of affected employees was completed and additional pretax special charges of $9 million were expensed for the final costs of staff consolidations. Approximately $6 million of these restaffing costs were allocated to Xcel Energy’s Utility Subsidiaries. All 564 of accrued staff terminations have occurred. See the summary of costs below.

2001 — Postemployment Benefits — PSCo adopted accrual accounting for postemployment benefits under SFAS No. 112 — “Employers Accounting for Postemployment Benefits” in 1994. The costs of these benefits had been recorded on a pay-as-you-go basis and, accordingly, PSCo recorded a regulatory asset in anticipation of obtaining future rate recovery of these transition costs. PSCo recovered its FERC jurisdictional portion of these costs. PSCo requested approval to recover its Colorado retail natural gas jurisdictional portion in a 1996 retail rate case and its retail electric jurisdictional portion in the electric earnings test filing for 1997. In the 1996 rate case, the CPUC allowed recovery of postemployment benefit costs on an accrual basis, but denied PSCo’s request to amortize the transition costs regulatory asset. Following various appeals, which proved unsuccessful, PSCo wrote off $23 million pretax of regulatory assets related to deferred postemployment benefit costs as of June 30, 2001.

2000 — Merger Costs — At the time of the NCE and NSP-Minnesota merger in 2000, Xcel Energy expensed pretax special charges totaling $241 million.

The pretax charges included $199 million associated with the costs of merging regulated operations. Of these pretax charges, $52 million related to one-time, transaction-related costs incurred in connection with the merger of NSP and NCE, and $147 million pertained to incremental costs of transition and integration activities associated with merging NSP and NCE to begin operations as Xcel Energy. The transition costs include approximately $77 million for severance and related expenses associated with staff reductions. All 721 of accrued staff terminations have occurred. The staff reductions were nonbargaining positions mainly in corporate and operations support areas. Other transition and integration costs include amounts incurred for facility consolidation, systems integration, regulatory transition, merger communications and operations integration assistance. An allocation of the regulated portion of merger costs was made to utility operating companies using a basis consistent with prior regulatory filings, in proportion to expected merger savings by company and consistent with service company cost allocation methodologies utilized under the PUHCA requirements.

The pretax charges also included $42 million of asset impairments and other costs resulting from the post-merger strategic alignment of Xcel Energy’s nonregulated businesses.

Accrued Special Charges — The following table summarizes activity related to accrued special charges in 2002 and 2001 (Millions of dollars):

	Utility	NRG	Merger Transition
	Severance *	Severance **	Costs *

Balance, Dec. 31, 1999	$—	$—	$—
2000 accruals recorded — merger costs	77	—	70
Adjustments/revisions to prior accruals	—	—	—
Cash payments made in 2000	(29)	—	(63)

Balance, Dec. 31, 2000	48	—	7
2001 accruals recorded — restaffing	39	—	—
Adjustments/revisions to prior accruals	—	—	—
Cash payments made in 2001	(50)	—	(7)

Balance, Dec. 31, 2001	37	—	—

	Utility	NRG	Merger Transition
	Severance *	Severance **	Costs *

2002 accruals recorded — various	—	23	—
Adjustments/revisions to prior accruals	9	—	—
Cash payments made in 2002	(33)	(5)	—

Balance, Dec. 31, 2002	$13	$18	$—

* Reported on the balance sheet in Other Current Liabilities.

** $15.5 million reported on the balance sheet in Other Current Liabilities and $2.5 million reported in Benefit Obligations and Other.

3.     Discontinued Operations and Losses on Equity Investments

Pursuant to the requirements of SFAS No. 144, NRG has classified and is accounting for certain of its assets as held-for-sale at Dec. 31, 2002. SFAS No. 144 requires that assets held for sale be valued on an asset-by-asset basis at the lower of carrying amount or fair value less costs to sell. In applying those provisions, NRG’s management considered cash flow analyses, bids and offers related to those assets and businesses. As a result, NRG recorded estimated after-tax losses on assets held for sale of $5.8 million for the year ended Dec. 31, 2002. This amount is included in Income (loss) from discontinued operations in the accompanying Statement of Operations. In accordance with the provisions of SFAS No. 144, assets held for sale will not their depreciated commencing with their classification as such.

Discontinued Operations

During 2002, NRG agreed to sell certain assets and has entered into purchase and sale agreements or has committed to a plan to sell. As of Dec. 31, 2002, five international projects (Bulo Bulo, Csepel, Entrade, Killingholme and Hsin Yu) and one domestic project (Crockett Cogeneration) had been classified as held-for-sale. The assets and liabilities of these six projects have been reclassified to the held-for-sale category on the balance sheet and meet the requirements of SFAS No. 144 for discontinued operations reporting. As of Dec. 31, 2002, only Hsin Yu and Killingholme’s assets and liabilities remain in the held-for-sale categories of the balance sheet as the other entities have been sold. Accordingly, operating results and estimated losses on disposal of these six projects have been reclassified to discontinued operations for current and prior periods.

Projects included in discontinued operations are as follows (Dollars in Millions):

Project	Location	Pre-tax Disposal Gain (Loss)	Status

Crockett Cogeneration	United States	$(11.5)	Sale final 2002
Bulo Bulo	Bolivia	$(10.6)	Sale final 2002
Csepel	Hungary	$21.2	Sale final 2002
Entrade	Czech Republic	$2.8	Sale final 2002
Killingholme*	United Kingdom	$—	Sale final 2003
Hsin Yu	Taiwan	$—	Held for sale
Other	Various	$0.9	Sales final 2002

Total		$2.8

* The foreclosure of Killingholme in January 2003 for a gain of $182.3 million.

	Year Ended	Year Ended	Year Ended
	Dec. 31,	Dec. 31,	Dec. 31,
Description (In thousands)	2002	2001	2000

Operating revenue	$729,408	$597,181	$347,848
Operating and other expenses	1,300,131	544,837	310,007

Pre-tax (loss)/income from operations of discontinued components	(570,723)	52,344	37,841
Income tax (benefit)/expense	(8,296)	5,352	5,835

(Loss)/income from operations of discontinued components	(562,427)	46,992	32,006
Estimated pre-tax gain on disposal of discontinued components	2,814	—	—
Income tax (benefit)/expense	(2,992)	—	—

Gain on disposal of discontinued components	5,806	—	—
Net (loss)/income on discontinued operations	$(556,621)	$46,992	$32,006

Special charges from discontinued operations included in Operating & Other Expenses above include the following:

(In Thousands)	2002	2001	2000

Asset Impairments —Killingholme (UK)	$477,868	$—	$—
— Hsin Yu (Taiwan)	121,864	—	—

	599,732	—	—

Severance and other charges:	7,389	—	—

Total Special Charges	$607,121	$—	$—

These impairment charges relate to assets considered held for sale under SFAS No. 144, as of Dec. 31, 2002. In January 2003, Killingholme was transferred to the project lenders. Hsin Yu has historically operated at a loss and its funding has been discontinued as of Dec. 31, 2002. The fair values represent discounted cash flows over the remaining life of each project and reflects project-specific assumptions for long-term power pool prices, escalated future project operating costs, and expected plant operation given assumed market conditions.

The major classes of assets and liabilities held for sale are as follows as of December 31:

(Thousands of dollars)	2002	2001

Cash	$23,911	$99,171
Receivables, net	28,220	129,220
Derivative instruments valuation — at market	29,795	38,996
Other current assets	26,609	49,234

Current assets held for sale	108,535	316,621

Property, Plant and equipment, net	274,544	1,383,690
Derivative instruments valuation — at market	87,803	83,588
Other noncurrent assets	17,425	62,900

Noncurrent assets held for sale	379,772	1,530,178

Current portion of long-term debt	445,656	289,269
Accounts payable — trade	55,707	97,654
Other current liabilities	18,738	42,510

Current liabilities held for sale	520,101	429,433

Long-term debt	73	561,927
Deferred income tax	129,640	154,573
Derivative instruments valuation — at market	12,302	15,131
Other noncurrent liabilities	13,947	51,666

Noncurrent liabilities held for sale	$155,962	$783,297

Included in other noncurrent assets held for sale is approximately $27 million, net of $3.6 million of amortization, of goodwill and $11 million, net of $1.9 million of amortization, of intangible assets as of Dec. 31, 2002. There are no amounts of goodwill or intangibles assets included in noncurrent assets held for sale.

Losses Related to NRG Equity Investments

     As of Dec. 31, 2002, several projects of NRG incurred losses related to disposal transactions or asset impairments. In the accompanying financial statements, the operating results of these projects are classified in equity earnings from investments in affiliates, and write-downs of the carrying amount of the investments and losses on disposal have been classified and reported as a component of write-downs and disposal losses from investments. During 2002, NRG recorded write-downs and losses on disposal of $196.2 million of equity investments as follows:

Project	Location	Impairment Loss	Disposal Gain (Loss)	Status

Collinsville	Australia	$—	$(3.6)	Sale final 2002
EDL	Australia	$—	$(14.2)	Sale final 2002
ECKG	Czech Republic	$—	$(2.1)	Sale final 2003
SRW Cogeneration	United States	$—	$(48.4)	Sale final 2002
Mt. Poso	United States	$—	$(1.0)	Sale final 2002
Kingston	Canada	$—	$9.9	Sale final 2002
Kondapalli	India	$(12.7)	$—	Sale pending
Loy Yang	Australia	$(111.4)	—	Operating
NEO MESI	United States	$—	$2.0	Sale final 2002
Other		$(14.7)	$—

Total		$(138.8)	$(57.4)

During fourth quarter of 2002, NRG and the other owners of the Loy Yang project engaged in a joint marketing of the project for possible sale. Based on a new market valuation and negotiations with a potential purchaser, NRG recorded a write down of $58 million in the fourth quarter of 2002, in addition to the $54 million previously recorded in 2002. At Dec. 31, 2002, the carrying value of the investment in Loy Yang is approximately $72.9 million. Accumulated other comprehensive loss at Dec. 31, 2002 includes a reduction for foreign currency translation losses of approximately $77 million related to Loy Yang. The foreign currency translation losses will continue to be included as a component of accumulated other comprehensive loss until NRG commits to a plan to dispose of its investment.

possible sale of NRG Energy’s investment, which indicate a further impairment of its book value. After recording this impairment, the book value of NRG’s investment in Loy Yang is approximately $72.9 million.

Other Equity Investment Losses

Yorkshire Power Group Sale — In August 2002, Xcel Energy announced it had sold its 5.25-percent interest in Yorkshire Power Group Limited for $33 million to CE Electric UK. Xcel Energy and American Electric Power Co. each held a 50-percent interest in Yorkshire, a UK retail electricity and gas supplier and electricity distributor, before selling 94.75 percent of Yorkshire to Innogy Holdings plc in April 2001. The sale of the 5.25-percent interest resulted in an after-tax loss of $8.3 million, or 2 cents per share, in the third quarter of 2002. The loss is included in write-downs and disposal losses from investments on the Consolidated Statements of Operations.

4.     NRG Acquisition and Restructuring Plan

During 2002, Xcel Energy acquired all of the 26 percent of NRG shares not then owned by Xcel Energy through a tender offer and merger involving a tax-free exchange of 0.50 shares of Xcel Energy common stock for each outstanding share of NRG common stock. The transaction was completed on June 3, 2002.

The exchange of NRG common shares for Xcel Energy common shares was accounted for as a purchase. The 25,764,852 shares of Xcel Energy stock issued were valued at $25.14 per share, based on the average market price of Xcel Energy shares for three days before and after April 4, 2002, when the revised terms of the exchange were announced and recommended by the independent members of the NRG Board. Including other costs of acquisition, this resulted in a total purchase price to acquire NRG’s shares of approximately $656 million.

The process to allocate the purchase price to underlying interests in NRG assets, and to determine fair values for the interests in assets acquired resulted in approximately $62 million of amounts being allocated to fixed assets related to projects where the fair values were in excess of carrying values, to prepaid pension assets and to other assets. The preliminary purchase price allocation is subject to change as the final purchase price allocation and asset valuation process is completed.

In December 2001, Moody’s Investor Service (Moody’s) placed NRG’s long-term senior unsecured debt rating on review for possible downgrade. In February 2002, in response to this threat to NRG’s investment grade rating, Xcel Energy announced a financial improvement plan for NRG, which included an initial step of acquiring 100 percent of NRG through a tender offer and merger involving a tax-free exchange of 0.50 shares of Xcel Energy common stock for each outstanding share of NRG common stock. The transaction was completed on June 3, 2002. In addition, the initial plan included: financial support to NRG from Xcel Energy; marketing certain NRG generating assets for possible sale; canceling and deferring capital spending for NRG projects; and combining certain of NRG’s functions with Xcel Energy’s systems and organization. During 2002, Xcel Energy provided NRG with $500 million of cash infusions. Throughout this period, Xcel Energy was in discussions with credit agencies and believed that its actions would be sufficient to avoid a downgrade of NRG’s credit rating.

However, even with NRG’s efforts to avoid a downgrade, on July 26, 2002, Standard & Poor’s (S&P) downgraded NRG’s senior unsecured bonds below investment grade, and, three days later, Moody’s also downgraded NRG’s senior unsecured debt rating below investment grade. Over the next few months, NRG senior unsecured debt, as well as the secured NRG Northeast Generating LLC bonds, the secured NRG South Central Generating LLC bonds and secured LSP Energy (Batesville) bonds were downgraded multiple times. After NRG failed to make the payment obligations due under certain unsecured bond obligations on Sept. 16, 2002, both Moody’s and S&P lowered their ratings on NRG’s unsecured bonds once again. Currently, unsecured bond obligations carry a rating of between CCC and D at S&P and between Ca and C at Moody’s depending on the specific debt issue.

Many of the corporate guarantees and commitments of NRG and its subsidiaries require that they be supported or replaced with letters of credit or cash collateral within 5 to 30 days of a ratings downgrade below investment grade by Moody’s or S&P. As a result of the multiple downgrades, NRG estimated that it would be required to post collateral of approximately $1.1 billion.

Starting in August 2002, NRG engaged in the preparation of a comprehensive business plan and forecast. The business plan detailed the strategic merits and financial value of NRG’s projects and operations. It also anticipated that NRG would function independently from Xcel Energy and thus all plans and efforts to combine certain functions of the companies were terminated. NRG utilized independent electric revenue forecasts from an outside energy markets consulting firm to develop forecasted cash flow information included in the business plan. NRG management concluded that the forecasted free cash flow available to NRG after servicing project-level obligations would be insufficient to service recourse debt obligations. Based on this information and in consultation with Xcel Energy and its financial advisor, NRG prepared and submitted a restructuring plan in November 2002 to various lenders, bondholders and other creditor groups (collectively, NRG’s Creditors) of NRG and its subsidiaries. The restructuring plan expected to serve as a basis for negotiations with NRG’s Creditors in a financially restructured NRG.

The restructuring plan also included a proposal by Xcel Energy that in return for a release of any and all claims against Xcel Energy, upon consummation of the restructuring, Xcel Energy would pay $300 million to NRG and surrender its equity ownership of NRG.

In mid-December 2002, the NRG bank steering committee submitted a counterproposal and in January 2003, the bondholder credit committee issued its counterproposal to the NRG restructuring plan. The counterproposal would request substantial additional payments by Xcel Energy. A new NRG restructuring proposal was presented to the creditors at the end of January 2003. A preliminary settlement has been reached with NRG's creditors. Since many of these conditions are not within Xcel Energy's control, Xcel Energy cannot state with certainty that the settlement will be effectuated. Nevertheless, the Xcel Energy management is optimistic at this time that the settlement will be implemented.

On March 26, 2003, Xcel Energy’s board of directors approved a tentative settlement with holders of most of NRG’s long-term notes and the steering committee representing NRG’s bank lenders regarding alleged claims of such creditors against Xcel Energy, including claims related to the support and capital subscription agreement between Xcel Energy and NRG dated May 29, 2002 (Support Agreement). The settlement is subject to a variety of conditions as set forth below, including definitive documentation. The principal terms of the settlement as of the date of this report were as follows:

Xcel Energy would pay up to $752 million to NRG to settle all claims of NRG, and the claims of NRG against Xcel Energy, including all claims under the Support Agreement.

$350 million would be paid at or shortly following the consummation of a restructuring of NRG’s debt through a bankruptcy proceeding. It is expected that this payment would be made prior to year-end 2003. $50 million would be paid on Jan. 1, 2004, and all or any part of such payment could be made, at Xcel Energy’s election, in Xcel Energy common stock. Up to $352 million would be paid on April 30, 2004, except to the extent that Xcel Energy had not received at such time tax refunds equal to $352 million associated with the loss on its investment in NRG. To the extent Xcel Energy had not received such refunds, the April 30 payment would be due on May 30, 2004.

$390 million of the Xcel Energy payments are contingent on receiving releases from NRG creditors. To the extent Xcel Energy does not receive a release from an NRG creditor. Xcel Energy’s obligation to make $390 million of the payments would be reduced based on the amount of the creditor’s claim against NRG. As noted below, however, the entire settlement is contingent upon Xcel Energy receiving releases from at least 85 percent of the claims in various NRG creditor groups. As a result, it is not expected that Xcel Energy’s payment obligations would be reduced by more than approximately $60 million. Any reduction would come from the Xcel Energy payment due on April 30, 2004.

Upon the consummation of NRG’s debt restructuring through a bankruptcy proceeding, Xcel Energy’s exposure on any guarantees or other credit support obligations incurred by Xcel Energy for the benefit of NRG or any subsidiary would be terminated and any cash collateral posted by Xcel Energy would be returned to it. The current amount of such cash collateral is approximately $11.5 million.

As part of the settlement with Xcel Energy, any intercompany claims of Xcel Energy against NRG or any subsidiary arising from the provision of intercompany goods or services or the honoring of any guarantee will be paid in full in cash in the ordinary course except that the agreed amount of such intercompany claims arising or accrued as of Jan. 31, 2003 will be reduced from approximately $55 million as asserted by Xcel Energy to $13 million. The $13 million agreed amount is to be paid upon the consummation of NRG’s debt restructuring with $3 million in cash and an unsecured promissory note of NRG on market terms in the principal amount of $10 million.

NRG and its direct and indirect subsidiaries would not be reconsolidated with Xcel Energy or any of its other affiliates for tax purposes at any time after their June 2002 re-affiliation or treated as a party to or otherwise entitled to the benefits of any tax sharing agreement with Xcel Energy. Likewise, NRG would not be entitled to any tax benefits associated with the tax loss Xcel Energy expects to incur in connection with the write down of its investment in NRG.

Xcel Energy’s obligations under the tentative settlement, including its obligations to make the payments set forth above, are contingent upon, among other things, the following:

(1)	Definitive documentation, in form and substance satisfactory to the parties;
(2)	Between 50 percent and 100 percent of the claims represented by various NRG facilities or creditor groups (the “NRG Credit Facilities”) having executed an agreement, in form and substance satisfactory to Xcel Energy, to support the settlement;
(3)	Various stages of the implementation of the settlement occurring by dates currently being negotiated, with the consummation of the settlement to occur by Sept. 30, 2003;
(4)	The receipt of releases in favor of Xcel Energy by at least 85 percent of the claims represented by the NRG Credit Facilities;
(5)	The receipt by Xcel Energy of all necessary regulatory approvals; and
(6)	No downgrade prior to consummation of the settlement of any Xcel Energy credit rating from the level of such rating as of March 25, 2003.

Based on the foreseeable effects of a settlement agreement with the major NRG noteholders and bank lenders and the tax effect of an expected write-off of Xcel Energy’s investment in NRG, Xcel Energy would recognize the expected tax benefits of the write-off as of Dec. 31, 2002. The tax benefit has been estimated at approximately $706 million. This benefit is based on the tax basis of Xcel Energy’s investment in NRG.

Xcel Energy expects to claim a worthless stock deduction in 2003 on its investment. This would result in Xcel Energy having a net operating loss for the year. Under current law, this 2003 net operating loss could be carried back two years for federal purposes. Xcel Energy expects to file for a tax refund of approximately $355 million in first quarter 2004. This refund is based on a two-year carryback. However, under the Bush administration’s new dividend tax proposal, the carryback could be one year, which would reduce the refund to $125 million.

As to the remaining $351 million of expected tax benefits, Xcel Energy expects to eliminate or reduce estimated quarterly income tax payments, beginning in 2003. The amount of cash freed up by the reduction in estimated tax payments would depend on Xcel Energy’s taxable income.

Negotiations are ongoing. These can be no assurance the NRG creditors ultimately will accept any consensual restructuring plan, or whether, in the interim, NRG lenders and bondholders will forbear from exercising any or all of the remedies available to them, including acceleration of NRG's indebtedness, commencement of an involuntary proceeding in bankruptcy and, in the case of a certain lender, realization on the collateral for their indebtedness.

Throughout the restructuring process, NRG seeks to operate the business in a manner that NRG management believes will offer to creditors similar protection as would be offered by a bankruptcy court. NRG attempts to preserve the enterprise value of the business and to treat creditors within each creditor class without preference, unless otherwise agreed to by advisors to all potentially affected creditors. By operating NRG within this framework, NRG desires to mitigate the risk that creditors will pursue involuntary bankruptcy proceedings against NRG or its material subsidiaries.

Whether or not NRG reaches a consensual arrangement with NRG’s Creditors, there is a substantial likelihood that NRG will be the subject of a bankruptcy proceeding. If an agreement were reached with NRG’s Creditors on a restructuring plan, it is expected that NRG would commence a Chapter 11 bankruptcy case and immediately seek approval of a prenegotiated plan of reorganization. Absent an agreement with NRG’s Creditors and the continued forbearance by such creditors, NRG will be subject to substantial doubt as to its ability to continue as a going concern and will likely be the subject of a voluntary or involuntary bankruptcy proceeding, which, due to the lack of a prenegotiated plan of reorganization, would be expected to take an extended period of time to be resolved and may involve claims against Xcel Energy under the equitable doctrine of substantive consolidation.

Potential NRG Bankruptcy — A preliminary settlement agreement with NRG’s creditors on a comprehensive financial restructuring plan that, among other things, addresses Xcel Energy’s continuing role and degree of ownership in NRG and obligations to NRG in a restructured NRG has been reached. Following an agreement on the restructuring with NRG’s creditors and as described previously, it is expected that NRG would commence a Chapter 11 bankruptcy proceeding and immediately seek approval of a prenegotiated plan of reorganization. Absent an agreement with NRG’s creditors and the continued forbearance by such creditors, NRG will be subject to substantial doubt as to its ability to continue as a going concern and will likely be the subject of a voluntary or involuntary bankruptcy proceeding, which, due to the lack of a prenegotiated plan of reorganization, would be expected to take an extended period of time to be resolved.

While it is an exception rather than the rule, especially where one of the companies involved is not in bankruptcy, the equitable doctrine of substantive consolidation permits a bankruptcy court to disregard the separateness of related entities, consolidate and pool the entities’ assets and liabilities and treat them as though held and incurred by one entity where the interrelationship between the entities warrants such consolidation. Xcel Energy believes that any effort to substantively consolidate Xcel Energy with NRG would be without merit. However, it is possible that NRG or its creditors would attempt to advance such claims or other claims under piercing the corporate veil, alter ego or related theories should an NRG bankruptcy proceeding commence, particularly in the absence of a prenegotiated plan of reorganization, and Xcel Energy cannot be certain how a bankruptcy court would resolves these issue. One of the creditors of an NRG project, as previously discussed, has already filed involuntary bankruptcy proceedings against that project and has included claims against both NRG and Xcel Energy. If a bankruptcy court were to allow substantive consolidation of Xcel Energy and NRG, it would have a material adverse effect on Xcel Energy.

The accompanying Consolidated Financial Statements do not reflect any conditions or matters that would arise if NRG were in bankruptcy.

If NRG were to file for bankruptcy, and the necessary actions were taken by Xcel Energy to fully relinquish its effective control over NRG, Xcel Energy anticipates that NRG would no longer be included in Xcel Energy’s consolidated financial statements, prospectively from the date such actions were taken. Such de-consolidation of NRG would encompass a change in Xcel Energy’s accounting for NRG to the equity method, under which Xcel Energy would continue to record its interest in NRG’s income or losses until Xcel Energy’s investment in NRG (under the equity method) reached the level of obligations that Xcel Energy had either guaranteed on behalf of NRG or was otherwise committed to in the form of financial assistance to NRG. Prior to completion of a bankruptcy proceeding, a prenegotiated plan of reorganization or other settlement reached with NRG’s creditors would be the determining factors in assessing whether a commitment to provide financial assistance to NRG existed at the time of de-consolidation.

At Dec. 31, 2002, Xcel Energy’s pro forma investment in NRG, calculated under the equity method if applied at that date, was a negative $625 million. If the amount of guarantees or other financial assistance committed to NRG by Xcel Energy exceeded that level after de-consolidation of NRG, then NRG’s losses would continue to be included in Xcel Energy’s results until the amount of negative investment in NRG reaches the amount of guarantees and financial assistance committed to by Xcel Energy. As of Dec. 31, 2002, the estimated guarantee exposure that Xcel Energy had related to NRG liabilities was $96 million, as discussed in Note 16, and potential financial assistance was committed in the form of a support and capital subscription agreement pursuant to which Xcel Energy agreed, under certain circumstances, to provide an additional $300 million contribution to NRG if the financial restructuring plan discussed earlier is approved by NRG’s creditors. Additional commitments for financial assistance to NRG could be created in 2003 as Xcel Energy, NRG and NRG’s creditors continue to negotiate terms of a possible prenegotiated plan of reorganization to resolve NRG’s financial difficulties.

In addition to the effects of NRG’s losses, Xcel Energy’s operating results and retained earnings in 2003 could also be affected by the tax effects of any guarantees or financial commitments to NRG, if such income tax benefits were considered likely of realization in the foreseeable future. The income tax benefits recorded in 2002 related to Xcel Energy’s investment in NRG, as discussed in Note 11 to the Consolidated Financial Statements, includes only the tax benefits related to cash and stock investments already made in NRG at Dec. 31, 2002. Additional tax benefits could be recorded in 2003 at the time that such benefits are considered likely of realization, when the payment of guarantees and other financial assistance to NRG become probable.

Xcel Energy believes that the ultimate resolutions of NRG’s financial difficulties and going-concern uncertainty will not affect Xcel Energy’s ability to continue as a going concern. Xcel Energy is not dependent on cash flows from NRG, nor is Xcel Energy contingently liable to creditors of NRG in an amount material to Xcel Energy’s liquidity. Xcel Energy believes that its cash flows from regulated utility operations and anticipated financing capabilities will be sufficient to fund its non-NRG-related operating, investing and financing requirements. Beyond these sources of liquidity, Xcel Energy believes it will have adequate access to additional debt and equity financing that is not conditioned upon the outcome of NRG’s financial restructuring plan.

5.     Short-Term Borrowings

Notes Payable and Commercial Paper — Information regarding notes payable and commercial paper for the years ended Dec. 31, 2002 and 2001, is:

(Millions of dollars, except interest rates)	2002	2001

Notes payable to banks	$1,542	$835
Commercial paper	—	1,390

Total short-term debt	$1,542	$2,225

Weighted average interest rate at year-end	4.33%	3.41%

Credit Facilities — As of Dec. 31, 2002, Xcel Energy had the following credit facilities available:

	Maturity	Term	Credit Line

Xcel Energy	November 2005	5 years	$400 million
NSP-Minnesota	August 2003	364 days	$300 million
PSCo	June 2003	364 days	$530 million
SPS	February 2003	364 days	$250 million
Other subsidiaries	Various	Various	$55 million

The lines of credit provide short-term financing in the form of bank loans and letters of credit, and, depending on credit ratings, provide support for commercial paper borrowings. At Dec. 31, 2002, there were $399 million of loans outstanding under the Xcel Energy line of credit and $88 million for PSCo. The borrowing rates under these lines of credit is based on the applicable London Interbank Offered Rate (LIBOR) plus an applicable spread, a euro dollar rate margin and the amount of money borrowed. At Dec. 31, 2002, the weighted average interest rate would have been 2.70 percent and 2.42 percent, respectively. See discussion of NRG short-term debt at Note 7.

On Jan. 22, 2003, Xcel Energy entered into an agreement with Perry Capital and King Street Capital to provide Xcel Energy with a 9-month, $100-million term loan facility. The facility carries a 9 percent per annum coupon rate and fees for early termination, prepayment and extensions within the 9-month period. Xcel Energy has no current need to draw on the facility, but sought the additional liquidity to provide financing flexibility. Xcel Energy, absent SEC approval under PUHCA, can only draw on this facility when its common equity exceeds 30 percent of total capitalization.

The SPS $250-million facility expired in February 2003 and was replaced with a $100-million unsecured, 364-day credit agreement. The NSP-Minnesota and PSCo credit facilities are secured by first mortgages and first collateral trust bonds, respectively.

6.     Long-Term Debt

Except for SPS and other minor exclusions, all property of our utility subsidiaries is subject to the liens of their first mortgage indentures, which are contracts between the companies and their bondholders. In addition, certain SPS payments under its pollution-control obligations are pledged to secure obligations of the Red River Authority of Texas.

The utility subsidiaries’ first mortgage bond indentures provide for the ability to have sinking-fund requirements. These annual sinking-fund requirements are 1 percent of the highest principal amount of the series of first mortgage bond at any time outstanding. Sinking-fund requirements at NSP-Wisconsin, PSCo and Cheyenne are $2.8 million and are for one series of first mortgage bonds for each. Such sinking-fund requirements may be satisfied with property additions or cash. NSP-Minnesota and SPS have no sinking fund-requirements.

NSP-Minnesota’s 2011 series bonds are redeemable upon seven-days notice at the option of the bondholder. Because of the terms that allow the holders to redeem these bonds on short notice, we include them in the current portion of long-term debt reported under current liabilities on the balance sheets.

See discussion of NRG long-term debt at Note 7.

Maturities and sinking fund requirements of long-term debt are:

2003	$7,759 million
2004	$239 million
2005	$313 million
2006	$722 million
2007	$420 million

7.     NRG Debt and Capital Leases

As of Dec. 31, 2002, NRG has failed to make scheduled payments on interest and/or principal on approximately $4 billion of its recourse debt and is in default under the related debt instruments. These missed payments also have resulted in cross-defaults of numerous other nonrecourse and limited recourse debt instruments of NRG. In addition to the missed debt payments, a significant amount of NRG’s debt and other obligations contain terms that require that they be supported with letters of credit or cash collateral following a ratings downgrade. As a result of the downgrades that NRG has experienced in 2002, NRG estimates that it is in default of its obligations to post collateral ranging from $1.1 billion to $1.3 billion, principally to fund equity guarantees associated with its construction revolver financing facility, to fund debt service reserves and other guarantees related to NRG projects and to fund trading operations. Absent an agreement on a comprehensive restructuring plan, NRG will remain in default under its debt and other obligations, because it does not have sufficient funds to meet such requirements and obligations. As a result, the lenders will be able, if they choose, to seek to enforce their remedies at any time, which would likely lead to a bankruptcy filing by NRG. There can be no assurance that NRG’s creditors ultimately will accept any consensual restructuring plan, or that, in the interim, NRG’s lenders and bondholders will continue to forbear from exercising any or all of the remedies available to them, including acceleration of NRG’s indebtedness, commencement of an involuntary proceeding in bankruptcy and, in the case of certain lenders, realization on the collateral for their indebtedness. See Note 4 for discussion of 2003 developments regarding NRG’s financial restructuring.

Pending the resolution of NRG’s credit contingencies and the timing of possible asset sales, a portion of NRG’s long-term debt obligations has been classified as current liabilities for those long-term obligations that lenders have the ability to accelerate such debt within 12 months of the balance sheet date.

Long-term and Short-term Debt Defaults

NRG and its subsidiaries have failed to timely make the following interest and/or principal payments on its indebtedness:

Debt ($ in millions)	Amount Issued	Rate	Maturity	Interest Due	Principal Due	Date Due

Recourse Debt (unsecured)
NRG Energy ROARS	$250.0	8.700%	3/15/2005	$10.9	$0.0	9/16/2002
	$250.0	8.700%	3/15/2005	$10.9	$0.0	3/17/2003
NRG Energy senior notes	$350.0	8.250%	9/15/2010	$14.4	$0.0	9/16/2002
	$350.0	8.250%	9/15/2010	$14.4	$0.0	3/17/2003
NRG Energy senior notes	$350.0	7.750%	4/1/2011	$13.6	$0.0	10/1/2002
NRG Energy senior notes	$500.0	8.625%	4/1/2031	$21.6	$0.0	10/1/2002
NRG Energy senior notes	$240.0	8.000%	11/1/2003	$9.6	$0.0	11/1/2002
NRG Energy senior notes	$300.0	7.500%	6/1/2009	$11.3	$0.0	12/1/2002
NRG Energy senior notes	$250.0	7.500%	6/15/2007	$9.4	$0.0	12/15/2002
NRG Energy senior notes	$340.0	6.750%	7/15/2006	$11.5	$0.0	1/15/2003
NRG Energy senior debentures (NRZ Equity Units)	$287.5	6.500%	5/16/2006	$4.7	$0.0	11/16/2002
	$287.5	6.500%	5/16/2006	$4.7	$0.0	2/17/2003
NRG Energy senior notes	$125.0	7.625%	2/1/2006	$4.8	$0.0	2/1/2003
NRG Energy 364-day corporate revolving facility	$1,000.0	various	3/7/2003	$7.6	$0.0	9/30/2002
NRG Energy 364-day corporate revolving facility	$1,000.0	various	3/7/2003	$18.6	$0.0	12/31/2002
Non-Recourse Debt (secured)
NRG Northeast Generating LLC	$320.0	8.065%	12/15/2004	$5.1	$53.5	12/15/2002
NRG Northeast Generating LLC	$130.0	8.842%	6/15/2015	$5.7	$0.0	12/15/2002
NRG Northeast Generating LLC	$300.0	9.292%	12/15/2024	$13.9	$0.0	12/15/2002
NRG South Central Generating LLC	$500.0	8.962%	3/15/2016	$20.2	$12.8	9/16/2002
	$500.0	8.962%	3/15/2016	$0.0	$12.8	3/17/2003
NRG South Central Generating LLC	$300.0	9.479%	9/15/2024	$14.2	$0.0	9/16/2002

     These missed payments may have also resulted in cross-defaults of numerous other non-recourse and limited recourse debt instruments of NRG.

Short-term Debt

NRG had an unsecured, revolving line of credit of $1 billion, which terminated on March 7, 2003. At Dec. 31, 2002, NRG had a $1 billion outstanding balance under this credit facility. NRG has failed to make interest payments when due. In addition, NRG violated both the minimum net worth covenant and the minimum interest coverage ratio requirements of the facility. On Feb. 27, 2003, NRG received a notice of default on the corporate revolver financing facility, rendering the debt immediately due and payable. The recourse revolving credit facility matured on March 7, 2003, and the $1 billion drawn remains outstanding. Accordingly, the facility is in default.

NRG’s $125-million syndicated letter of credit facility contains terms, conditions and covenants that are substantially the same as those in NRG’s $1-billion, 364-day revolving line of credit. As of Dec. 31, 2002, NRG violated both the minimum net worth covenant and the minimum interest coverage ratio requirements of the facility. Accordingly, the facility is in default. NRG had $110 million and $170 million in outstanding letters of credit as of Dec. 31, 2002 and 2001, respectively.

Long-term Debt — Corporate Debt

Equity Units and Debentures — In 2001, NRG completed the sale of 11.5 million equity units for an initial price of $25 per unit. Each equity unit initially consists of a corporate unit comprising a $25 principal amount of NRG’s senior debentures and an obligation to acquire shares of NRG common stock no later than May 18, 2004, at a price ranging from between $27.00 and $32.94. Approximately $4.1 million of the gross proceeds have been recorded as additional paid in capital to reflect the value of the obligation to purchase NRG’s common stock. As a result of the merger by Xcel Energy of NRG, holders of the equity units are no longer obligated to purchase shares of NRG common stock under the purchase contracts. Instead, holders of the equity units are now obligated to purchase a number of shares of Xcel Energy common stock upon settlement of the purchase contracts equal to the adjusted “settlement rate’’ or the adjusted “early settlement rate’’ as applicable. As a result of the short-form merger, the adjusted settlement rate is 0.4630, resulting in a settlement price of approximately $55 per Xcel Energy common share, and the adjusted early settlement rate is 0.3795, resulting in a settlement price of approximately $65 per Xcel Energy common share, subject to the terms and conditions of the purchase contracts set forth in a purchase contract agreement. In October 2002, NRG announced it would not make the November 2002 quarterly interest payment on the 6.50-percent senior unsecured debentures due in 2006, which trade with the associated equity units. The 30-day grace period to make payment ended Dec. 16, 2002, and NRG did not make payment. As a result, this issue is in default. In addition, NRG did not make the Feb. 17, 2003 quarterly interest payment. In the event of an NRG bankruptcy, the obligation to purchase shares of Xcel Energy stock terminates.

Senior Unsecured Notes — The NRG $125-million, $250-million, $300-million, $350-million, and $240-million senior notes are unsecured and are used to support equity requirements for projects acquired and in development. The interest is paid semi-annually. The 30-day grace period to make payment related to these issues has passed. NRG did not make the required payments, and is in default on these notes.

Remarketable or Redeemable Securities — The $240-million NRG senior notes due Nov. 1, 2013, are Remarketable or Redeemable Securities (ROARS). Nov. 1, 2003 is the first remarketing date for these notes. Interest is payable semi-annually on May 1, and November 1, of each year through 2003, and then at intervals and interest rates as discussed in the indenture. On the remarketing date, the notes must either be mandatorily tendered to and purchased by Credit Suisse Financial Products or mandatorily redeemed by NRG at prices discussed in the indenture. The notes are unsecured debt that rank senior to all of NRG’s existing and future subordinated indebtedness. On Oct. 16, 2002, NRG entered into a termination agreement with the agent that terminated the remarketing agreement. A termination payment of $31.4 million due on Oct. 17, 2002 has not been paid.

In March 2000, an NRG sponsored non-consolidated pass-through trust issued $250 million of 8.70 percent certificates due March 15, 2005. Each certificate represents a fractional undivided beneficial interest in the assets of the trust. Interest is payable on the certificates semi-annually on March 15 and September 15 of each year through 2005. The sole assets of the trust consist of £160 million, approximately $250 million on the date of issuance, principal amount 7.97 percent Reset Senior Notes due March 15, 2020 issued by NRG. The Reset Senior Notes were used principally to finance NRG’s acquisition of the Killingholme facility. Interest is payable semi-annually on the Reset Senior Notes on March 15 and September 15 through March 15, 2005, and then at intervals and interest rates established in a remarketing process. If the Reset Senior Notes are not remarketed on March 15, 2005, they must be mandatorily redeemed by NRG on such date. On Sept. 16, 2002, NRG Pass-through Trust I failed to make a $10.9 million interest payment due on the $250 million bonds, as a consequence of NRG failing to pay interest due on £160 million of 7.97 percent debt. The 30-day grace period to make payment related to this issue has passed and NRG did not make the required payments. NRG is in default on these bonds.

Audrain Capital Lease — In connection with NRG’s acquisition of the Audrain facilities, NRG recognized a capital lease on its balance sheet within long-term debt in the amount of $239.9 million, as of Dec. 31, 2002 and 2001. The capital lease obligation is recorded at the net present value of the minimum lease obligation payable. The lease terminates in May 2023. During the term of the lease only interest payments are due, no principal is due until the end of the lease. In addition, NRG has recorded in notes receivable, an amount of approximately $239.9 million, which represents its investment in the bonds that the county of Audrain issued to finance the project. During December 2002, NRG Energy received a notice of a waiver of a $24.0-million interest payment due on the capital lease obligation.

Long-term Debt — Subsidiary

NEO Corp. — The various NEO notes are term loans. The loans are secured principally by long-term assets of NEO Landfill Gas collection system. NEO Landfill Gas is required to maintain compliance with certain covenants primarily related to incurring debt, disposing of the NEO Landfill Gas assets, and affiliate transactions. On Oct. 30, 2002, NRG failed to make $3.1 million in payments under certain non-operating interest acquisition agreements. As a result, NEO Corp., a direct wholly owned subsidiary of NRG, and NEO Landfill Gas, Inc., an indirect wholly owned subsidiary of NRG, failed to make approximately $1.4 million in loan payments. Also, the subsidiaries of NEO Corp. and NEO Landfill Gas, Inc. failed to make approximately $2 million in payments pursuant to various agreements. NRG received an extension until November 2002 with respect to NEO Landfill Gas, Inc. to make payments under such agreements, and such payments were made during the extension period. The payments relating to NEO Corp. were not made, and the loan was due and payable on Dec. 20, 2002. A letter of credit was drawn to pay the NEO Corp. loan in full on Dec. 23, 2002. As of Dec. 31, 2002, NEO Landfill Gas, Inc. was in default under the loan agreement dated July 6, 1998 due to the failure to meet the insurance requirements under the loan document. On Jan. 30, 2003, NRG failed to make $2.7 million in payments under certain acquisition agreements. As a result, NEO Landfill Gas, Inc. failed to make its payment due on Jan. 30, 2003, under the loan agreement and the subsidiaries of NEO Landfill Gas failed to make their payments pursuant to various agreements.

Northeast Generating LLC — In February 2000, NRG Northeast Generating LLC, an indirect, wholly owned subsidiary of NRG, issued $750 million of project level senior secured bonds to refinance short-term project borrowings and for certain other purposes. The bonds are jointly and severally guaranteed by each of NRG Northeast’s existing and future subsidiaries. The bonds are secured by a security interest in NRG Northeast’s membership or other ownership interests in the guarantors and its rights under all inter-company notes between NRG Northeast and the guarantors. In December 2002, NRG Northeast Generating failed to make $24.7-million interest and $53.5-million principal payments. NRG Northeast Generating had a 15-day grace period to make payment. On Dec. 27, 2002, NRG made the $24.7 million interest payment due on the NRG Northeast Generating bonds but failed to make the $53.5 million principal payment. As a result, the payment default associated with its failure to make principal payments when they come due is currently in effect. NRG also failed to make a debt service reserve account cash deposit within 30 days of a credit rating downgrade in July 2002. In addition, NRG Northeast Generation is also in default of its debt covenants because of the lapse of the 60-day grace period regarding the necessary dismissal of an involuntary bankruptcy proceeding. For these reasons, NRG Northeast Generating is in default on these notes.

NRG South Central Generating LLC — In March 2000, NRG South Central Generating LLC, an indirect wholly owned subsidiary of NRG, issued $800 million of senior secured bonds in a two-part offering to finance its acquisition of the Cajun generating facilities. The bonds are secured by a security interest in NRG Central U.S. LLC’s and South Central Generating Holding LLC’s membership interests in NRG South Central and NRG South Central’s membership interests in Louisiana Generating and all of the assets related to the Cajun facilities, including its rights under a guarantor loan agreement and all inter-company notes between it and Louisiana Generating, and a revenue account and a debt service reserve account. On Sept. 15, 2002, NRG South Central Generating missed a $47-million principal and interest payment. The 15-day grace period to make payment related to this issue has passed ,and NRG South Central Generating did not make the required payments. In January 2003, the South Central Generating bondholders unilaterally withdrew $35.6 million from the restricted revenue account, relating to the Sept. 15, 2002, interest payment and fees. On March 17, 2003, South Central bondholders were paid $34.4 million due in relation to the semi-annual interest payment, and the $12.8 million principal payment was deferred. NRG South Central remains in default on these notes.

Flinders Power Finance — In September 2000, Flinders Power Finance Pty (Flinders Power), an Australian wholly owned subsidiary, entered into a twelve year AUD $150 million promissory note (US $81.4 million at September 2000). As of Dec. 31, 2002, there remains $80.5 million outstanding under this facility. In March 2002, Flinders Power entered into a 10-year AUD $165 million (US$ 85.4 million at March 2002) floating rate promissory note for the purpose of refurbishing the Flinders Playford generating station. As of Dec. 31, 2002, Flinders Power had drawn $18.7 million (AUD $33 million) of this facility. Upon NRG’s credit rating downgrade in 2002, there existed a potential default under these agreements related to the funding of reserve funds. Flinders continues to work with its lenders subsequent to the downgrade.

NRG Peaker Finance Company LLC — In June 2002, NRG Peaker Finance Co. LLC (NRG Peaker), an indirect wholly owned subsidiary of NRG, completed the issuance of $325 million of Series A Floating Rate Senior Secured Bonds, due 2019. The bonds are secured by a pledge of membership interests in NRG Peaker and a security interest in all of its assets, which initially consisted of notes evidencing loans to the affiliate project owners. The project owners jointly and severally guaranteed the entire principal amount of the bonds and interest on such principal amount. The project owner guaranties are secured by a pledge of the membership interest in three of five project owners and a security interest in substantially all of the project owners’ assets related to the peaker projects, including equipment, real property rights, contracts and permits. NRG has entered into a contingent guaranty agreement in favor of the collateral agent for the benefit of the secured parties, under which it agreed to make payments to cover scheduled principal and interest payments on the bonds and regularly scheduled payments under the interest rate swap agreement, to the extent that the net revenues from the peaker projects are insufficient to make such payments, in specified circumstances. As a result of cross-default provisions, this facility is in default. On Dec. 10, 2002, $16.0 million in interest, principal, and swap payments were made from restricted cash accounts. As a result, $319.4 million in principal remains outstanding as of Dec. 31, 2002.

LSP-Pike Energy LLC — LSP-Pike Energy LLC received a loan to construct its power generation facility in Pike County, Mississippi that was financed by the issuance of Industrial Revenue Bonds (Series 2002). NRG Finance Co. I LLC, an affiliate of LSP-Pike Energy LLC, purchased the Series 2002 bonds. These bonds are subject to a subordination agreement between NRG Finance Co. I LLC, as purchaser, LSP-Pike Energy LLC, and Credit Suisse First Boston, as administrative agent to a senior claim. In the case of insolvency or bankruptcy proceedings, or any receivership, liquidation, reorganization or other similar proceedings, and even in the event of any proceedings for voluntary liquidation, dissolutions, or other winding up of the company, the holders of the senior claims shall be entitled to receive payment in full or cash equivalents of all principal, interest, charges and fees on all senior claims before the purchaser is entitled to receive any payment on account of the principal of or interest on these bonds. As of Oct. 17, 2002, the United States Bankruptcy Court for the Southern District of Mississippi granted an order of relief to the debtor under the U.S. bankruptcy laws, thus forcing LSP-Pike Energy LLC into default and cessation of all benefits granted under the terms of the loan agreement and issuance of the bonds.

Long-term Debt — Credit Facilities

NRG has several credit facilities used for long-term financing:

(Currency in thousands)
	Available line of			Outstanding	Rate at
Facility	credit	Recourse to NRG	End date	Dec. 31, 2002	Dec. 31, 2002

Revolving lines of credit:
NRG Finance Co. I LLC	$2,000,000	Yes	May 2006	$1,081,000	4.92%
Term loan facilities:
MidAtlantic	$580,000	No	November 2005	$409,200	3.30%
LSP Kendall Energy	$554,200	No	September 2005	$495,800	3.19%
Brazos Valley	$180,000	No	June 2008	$194,400	4.41%
McClain	$296,000	No	November 2006	$157,300	4.57%

NRG Financing Co. I LLC — The NRG Finance Co. I LLC facility has been used to finance the acquisition, development and construction of power generating plants located in the United States, and to finance the acquisition of turbines for such facilities. The facility is nonrecourse to NRG other than its obligation to contribute equity at certain times in respect of projects and turbines financed under the facility. NRG estimates the obligations to contribute equity to be approximately $819 million as of Dec. 31, 2002. At Dec. 31, 2002, interest and fees due in September 2002 were not paid, and NRG has suspended required equity contributions to the projects. Supporting construction and other contracts associated with NRG’s Pike and Nelson projects were violated by NRG, in September and October 2002, respectively. In November 2002, lenders to NRG accelerated the approximately $1.08 billion of debt under the construction revolver facility, rendering the debt immediately due and payable. Thus, this facility is currently in default.

LSP Kendall Energy — As part of NRG’s acquisition of the LS Power assets in January 2001, NRG, through its wholly owned subsidiary LSP Kendall Energy LLC, has acquired a $554.2-million credit facility. On Jan. 10, 2003, NRG received a notice of default from LSP Kendall’s lenders indicating that certain events of default have taken place. By issuing this notice of default, the lenders have preserved all of their rights and remedies under the Credit Agreement and other Credit Documents. NRG is negotiating a waiver to this default notice with the creditors to LSP Kendall.

Brazos Valley — In June 2001, NRG, through its wholly owned subsidiaries Brazos Valley Energy LP and Brazos Valley Technology LP, entered into a $180-million nonrecourse construction credit facility to fund the construction of the 600-megawatt Brazos Valley gas-fired combined-cycle merchant generation facility, located in Texas. On Jan. 31, 2003, NRG consented to the foreclosure of its Brazos Valley project by its lenders. As consequence of foreclosure, NRG no longer has any interest in the Brazos Valley project. However, NRG may be obligated to infuse additional capital to fund a debt service reserve account that had never been funded, and may be obligated to make an equity infusion to satisfy a contingent equity agreement. As of Dec. 31, 2002, NRG recorded $24 million for the potential obligations.

McClain — In August 2001, NRG entered into a 364-day term loan of up to $296 million. The credit facility was structured as a senior unsecured loan and was partially nonrecourse to NRG. The proceeds were used to finance the McClain generating facility acquisition. In November 2001, the credit facility was repaid from the proceeds of a $181.0 million term loan and $8.0 million working capital facility entered into by NRG McClain LLC, with Westdeutsche Landesbank Girozentrale, non-recourse to NRG. On Sept. 17, 2002, NRG McClain LLC received notice from the agent bank that the project loan was in default as a result of the downgrade of NRG and of defaults on material obligations.

8.     Preferred Stock

At Dec. 31, 2002, Xcel Energy had six series of preferred stock outstanding, which were callable at its option at prices ranging from $102.00 to $103.75 per share plus accrued dividends. Xcel Energy can only pay dividends on its preferred stock from retained earnings absent approval of the SEC under PUHCA. See Note 12 for a description of such restrictions.

The holders of the $3.60 series preferred stock are entitled to three votes for each share held. The holders of the other preferred stocks are entitled to one vote per share. While dividends payable on the preferred stock of any series outstanding is in arrears in an amount equal to four quarterly dividends, the holders of preferred stocks, voting as a class, are entitled to elect the smallest number of directors necessary to constitute a majority of the board of directors, and the holders of common stock, voting as a class, are entitled to elect the remaining directors.

The charters of some of Xcel Energy’s subsidiaries also authorize the issuance of preferred shares. However, at this time, there are no such shares outstanding. This chart shows data for first- and second-tier subsidiaries:

	Preferred Shares		Preferred Shares
	Authorized	Par Value	Outstanding

Cheyenne Light, Fuel & Power Co.	1,000,000	$100.00	None
Southwestern Public Service Co.	10,000,000	$1.00	None
Public Service Co. of Colorado	10,000,000	$0.01	None

9.     Mandatorily Redeemable Preferred Securities of Subsidiary Trusts

SPS Capital I, a wholly owned, special-purpose subsidiary trust of SPS, has $100 million of 7.85-percent trust preferred securities issued and outstanding that mature in 2036. Distributions paid by the subsidiary trust on the preferred securities are financed through interest payments on debentures issued by SPS and held by the subsidiary trust, which are eliminated in consolidation. The securities are redeemable at the option of SPS after October 2001, at 100 percent of the principal amount plus accrued interest. Distributions and redemption payments are guaranteed by SPS.

NSP Financing I, a wholly owned, special-purpose subsidiary trust of NSP-Minnesota, has $200 million of 7.875-percent trust preferred securities issued and outstanding that mature in 2037. Distributions paid by the subsidiary trust on the preferred securities are financed through interest payments on debentures issued by NSP-Minnesota and held by the subsidiary trust, which are eliminated in consolidation. The preferred securities are redeemable at NSP Financing I’s option at $25 per share, beginning in 2002. Distributions and redemption payments are guaranteed by NSP-Minnesota.

PSCo Capital Trust I, a wholly owned, special-purpose subsidiary trust of PSCo, has $194 million of 7.60-percent trust preferred securities issued and outstanding that mature in 2038. Distributions paid by the subsidiary trust on the preferred securities are financed through interest payments on debentures issued by PSCo and held by the subsidiary trust, which are eliminated in consolidation. The securities are redeemable at the option of PSCo after May 2003 at 100 percent of the principal amount outstanding plus accrued interest. Distributions and redemption payments are guaranteed by PSCo.

The mandatorily redeemable preferred securities of subsidiary trusts are consolidated in Xcel Energy’s Consolidated Balance Sheets. Distributions paid to preferred security holders are reflected as a financing cost in the Consolidated Statements of Operations, along with interest charges.

10.     Joint Plant Ownership

The investments by Xcel Energy’s subsidiaries in jointly owned plants and the related ownership percentages as of Dec. 31, 2002, are:

			Construction
	Plant in	Accumulated	Work in
(Thousands of dollars)	Service	Depreciation	Progress	Ownership %

NSP-Minnesota-Sherco Unit 3	$612,643	$291,754	$943	59.0

PSCo:
Hayden Unit 1	$84,486	$38,429	$446	75.5
Hayden Unit 2	79,882	42,291	6	37.4
Hayden Common Facilities	27,339	3,300	250	53.1
Craig Units 1 & 2	59,636	31,963	258	9.7
Craig Common Facilities Units 1, 2 & 3	18,473	9,029	3,409	6.5-9.7
Transmission Facilities, including Substations	89,254	29,365	1,208	42.0-73.0

Total PSCo.	$359,070	$154,377	$5,577

NRG:
McClain	$277,566	$12,329	$—	77.0
Big Cajun II Unit 3	188,758	12,275	244	58.0
Conemaugh	62,045	4,134	766	3.7
Keystone	52,905	3,543	5,039	3.7

Total NRG	$581,274	$32,281	$6,049

NSP-Minnesota is part owner of Sherco 3, an 860-megawatt coal-fueled electric generating unit. NSP-Minnesota is the operating agent under the joint ownership agreement. NSP-Minnesota’s share of operating expenses for Sherco 3 is included in the applicable utility components of operating expenses. PSCo’s assets include approximately 320 megawatts of jointly owned generating capacity. PSCo’s share of operating expenses and construction expenditures are included in the applicable utility components of operating expenses. NRG’s share of operating expenses and construction expenditures are included in the applicable nonregulated components of operating expenses. Each of the respective owners is responsible for the issuance of its own securities to finance its portion of the construction costs.

11.     Income Taxes

As discussed in Note 1 to the Consolidated Financial Statements, the tax filing status of NRG for 2002 will change from filing as a separate consolidated group, apart from the Xcel Energy consolidated group, to the NRG members filing on a stand-alone basis. On a stand-alone basis, the NRG member companies do not have the ability to recognize all tax benefits that may ultimately accrue from its losses incurred in 2002. NRG may have the ability to receive tax benefits for such losses in future periods as income is earned.

In consideration of the foreseeable effects of the NRG restructuring plan on Xcel Energy’s investment in NRG, Xcel Energy has recognized the expected tax benefits from this investment as of Dec. 31, 2002. The tax benefit was estimated to be $706 million and was recorded at one of Xcel Energy’s nonregulated intermediate holding companies. This benefit is based on the difference between the book and tax bases of Xcel Energy’s investment in NRG.

The actual amount of tax benefit derived by Xcel Energy for its investment in NRG is dependent upon various factors, including certain factors that may be affected by the terms of any financial restructuring agreement reached with NRG’s creditors. Similarly, the amount and timing of tax benefits to be recorded by NRG, related to 2002 losses, is dependent on estimated future results of NRG.

Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense. The reasons for the difference are:

	2002	2001	2000

Federal statutory rate	35.0%	35.0%	35.0%
Increases (decreases) in tax from:
State income taxes, net of federal income tax benefit	5.6	3.6	6.0
Life insurance policies	1.1	(2.0)	(2.5)
Tax credits recognized	1.5	(6.9)	(10.7)
Equity income from unconsolidated affiliates	0.8	(1.7)	(2.3)
Income from foreign consolidated affiliates	1.8	(6.0)	1.8
Regulatory differences — utility plant items	(0.5)	1.9	2.4
Valuation Allowance	(46.8)	5.8	—
Xcel Energy tax benefit on NRG	30.7	—	—
Nondeductible merger costs	—	—	3.1
Other-net	(1.9)	(0.5)	2.9

Total effective income tax rate	27.3	29.2	35.7
Extraordinary item	—	(0.4)	1.0

Effective income tax rate from continuing operations	27.3%	28.8%	36.7%

Income taxes comprise the following expense (benefit) items:

(Thousands of dollars)	2002	2001	2000

Current federal tax expense	$114,273	$373,710	$205,472
Current state tax expense	21,724	26,927	63,428
Current foreign tax expense	18,973	10,988	1,693
Current tax credits	(18,067)	(66,179)	(71,270)
Deferred federal tax expense	(631,468)	(24,323)	103,033
Deferred state tax expense	(114,486)	18,702	12,547
Deferred foreign tax expense	(2,248)	4,529	(578)
Deferred investment tax credits	(16,686)	(12,983)	(15,295)

Income tax expense (benefit) excluding extraordinary items	(627,985)	331,371	299,030

Tax expense (benefit) on extraordinary items	—	4,807	(8,549)

Total income tax expense from continuing operations	$(627,985)	$336,178	$290,481

As of Dec. 31, 2001, Xcel Energy management intended to reinvest the earnings of NRG’s foreign operations to the extent the earnings were subject to current U.S. income taxes. Accordingly, U.S. income taxes and foreign withholding taxes were not provided on a cumulative amount of unremitted earnings of foreign subsidiaries of approximately $345 million at Dec. 31, 2001. As of Dec. 31, 2002, Xcel Energy management has revised its strategy and no longer intends to indefinitely reinvest the full amount of earnings of NRG’s foreign operations. However, no U.S. income tax benefit has been provided on the cumulative amount of unremitted losses of $339.7 million at Dec. 31, 2002 due to the uncertainty of realization.

Xcel Energy management intends to indefinitely reinvest the earnings of the Argentina operations of Xcel Energy International and, therefore, has not provided deferred taxes for the effects of currency devaluations.

The components of Xcel Energy’s net deferred tax liability (current and noncurrent portions) at Dec. 31 were:

(Thousands of dollars)	2002	2001

Deferred tax liabilities:
Differences between book and tax basis of property	$2,060,450	$2,083,965
Regulatory assets	159,942	155,587
Partnership income/loss	33,739	53,955
Unrealized gains and losses on mark-to-market transactions	—	9,348
Tax benefit transfer leases	10,993	14,765
Employee benefits and other accrued liabilities	8,883	16,559
Other	78,250	66,538

Total deferred tax liabilities	$2,352,257	$2,400,717

Deferred tax assets:
Xcel Energy benefit on NRG	$706,000	$—
Book write-down (impairment of assets)	707,183	—
Net operating loss carry forward	473,220	3,867
Differences between book and tax basis of contracts	19,806	82,972
Deferred investment tax credits	66,801	72,345
Regulatory liabilities	48,558	66,507
Unrealized gains and losses on mark-to-market transactions	30,707	—
Foreign tax loss carryforwards	16,088	90,251
Other	73,838	83,484

Total deferred tax assets	$2,142,201	$399,426
Less Valuation allowance	1,077,047	66,622

Net deferred tax liability	$1,287,103	$2,067,913

12.     Common Stock and Incentive Stock Plans

Common Stock and Equivalents — In February 2002, Xcel Energy issued 23 million shares of common stock at $22.50 per share. In June 2002, Xcel Energy issued 25.7 million shares of common stock to complete its exchange offer for the publicly held stock of NRG. As a result of these issuances, Xcel Energy had approximately 399 million shares outstanding on Dec. 31, 2002.

In November 2002, Xcel Energy issued $230 million of 7.5-percent convertible senior notes. The senior notes are convertible into shares of Xcel Energy common stock at a conversion price of $12.33 per share. The conversion of $230 million in notes at a share price of $12.33 would be the equivalent of approximately 18.7 million shares. However, due to losses experienced in 2002, the impact of the convertible senior notes was antidilutive and, therefore, was not included in the common stock and equivalent calculation in 2002.

Other common stock equivalents included stock options, as discussed further, and NRG equity units. See discussion of NRG equity units, which are convertible to Xcel Energy common stock, at Note 7. Due to the losses experienced in 2002, these equivalents were also antidilutive and were not incorporated in the common stock and equivalents calculation in 2002.

The dilutive impacts of common stock equivalents affected earnings per share as follows for the years ending Dec. 31:

(In Thousands, except per share amounts)	2002	2001	2000

Basic EPS Calculation:
Earnings (loss) available for common	$(2,222,232)	$790,725	$522,587
Weighted average common stock outstanding	382,051	342,952	337,832
Basic earnings per share	$(5.82)	$2.31	$1.54
Diluted Calculation:
Earnings (loss) available for common	$(2,222,232)	$790,725	$522,587
Adjustments for Dilutive Securities	—	—	—

Earnings (loss) for Dilutive Securities	$(2,222,232)	$790,725	$522,587
Weighted average common stock outstanding	382,051	342,952	337,832
Adjustments for Common Stock Equivalents	—	790	279

Weighted average Common Stock and Equivalents	382,051	343,742	338,111
Diluted earnings per share	$(5.82)	$2.30	$1.54

Incentive Stock Plans — Xcel Energy and some of its subsidiaries have incentive compensation plans under which stock options and other performance incentives are awarded to key employees. The weighted average number of common and potentially dilutive shares outstanding used to calculate our earnings per share include the dilutive effect of stock options and other stock awards based on the treasury stock method. The options normally have a term of 10 years and generally become exercisable from three to five years after grant date or upon specified circumstances. The tables below include awards made by us and some of our predecessor companies, adjusted for the merger stock exchange ratio, and are presented on an Xcel Energy share basis.

Activity in stock options and performance awards were as follows for the years ended Dec. 31:

	2002		2001		2000
		Average		Average		Average
(Awards in Thousands)	Awards	Price	Awards	Price	Awards	Price

Outstanding beginning of year	15,214	$25.65	14,259	$25.35	8,490	$25.12
Granted	—	—	2,581	25.98	6,980	25.31
Options adopted from NRG	3,328	29.97	—	—	—	—
Exercised	(112)	20.27	(1,472)	23.00	(453)	20.33
Forfeited	(1,349)	28.43	(142)	27.08	(704)	25.70
Expired	(100)	28.87	(12)	24.07	(54)	22.62

Outstanding at end of year	16,981	26.29	15,214	25.65	14,259	25.35

Exercisable at end of year	8,993	24.78	7,154	24.78	8,221	24.46

	Range of Exercise Prices
	$ 11.50 to $25.50	$ 25.51 to $ 27.00	$ 27.01 to 63.60

Options outstanding:
Number outstanding	4,449,827	7,878,856	4,652,424
Weighted average remaining contractual life (years)	4.7	7.3	7.4
Weighted average exercise price	$19.87	$26.29	$32.44
Options exercisable:
Number exercisable	4,091,097	3,158,956	1,742,579
Weighted average exercise price	$20.17	$26.46	$32.57

Certain employees also may be awarded restricted stock under our incentive plans. We hold restricted stock until restrictions lapse, generally from two to three years from the date of grant. We reinvest dividends on the shares we hold while restrictions are in place. Restrictions also apply to the additional shares acquired through dividend reinvestment. Restricted shares have a value equal to the market trading price of Xcel Energy’s stock at the grant date. We granted 50,083 restricted shares in 2002 when the grant-date market price was $22.83, 21,774 restricted shares in 2001 when the grant-date market price was $26.06 and 58,690 restricted shares in 2000 when the grant-date market price was $19.25. Compensation expense related to these awards was immaterial.

The NCE/NSP merger was a “change in control” under the NSP incentive plan, so all stock option and restricted stock awards under that plan became fully vested and exercisable as of the merger date. The NCE/NSP merger was not a “change in control” under the NCE incentive plans, so there was no accelerated vesting of stock options issued under them. When NCE and NSP merged, each outstanding NCE stock option was converted to 1.55 Xcel Energy options.

We apply Accounting Principles Board Opinion No. 25 in accounting for our stock-based compensation and, accordingly, no compensation cost is recognized for the issuance of stock options as the exercise price of the options equals the fair-market value of our common stock at the date of grant. If we had used the SFAS No. 123 method of accounting, earnings would have been the same for 2002 and reduced by approximately 1 cent per share for 2001 and 2 cents per share for 2000.

The weighted-average fair value of options granted, and the assumptions used to estimate such fair value on the date of grant using the Black-Scholes Option Pricing Model were as follows:

	2002*	2001	2000

Weighted-average fair-value per option share at grant date	—	$2.13	$2.57
Expected option life	—	3 - 5 years	3 - 5 years
Stock volatility	—	18%	15%
Risk-free interest rate	—	3.8-4.8%	5.3-6.5%
Dividend yield	—	4.9-5.8%	5.4-7.5%

*There were no options granted in 2002.

Common Stock Dividends Per Share — Historically, we have paid quarterly dividends to our shareholders. For each quarter in 2001 and for the first two quarters of 2002, we paid dividends to our shareholders of $0.375 per share. In the third and fourth quarters of 2002, we paid dividends of $0.1875 per share. In making the decision to reduce the dividend, the board of directors considered several factors, including the goal of funding customer growth in our core business through internal cash flow and reducing our reliance on debt and equity financings. The board of directors also compared our dividend to its utility earnings and to the dividend payout of comparable utilities. Dividends on our common stock are paid as declared by our board of directors.

Dividend and Other Capital-Related Restrictions — Under PUHCA, unless there is an order from the SEC, a holding company or any subsidiary may only declare and pay dividends out of retained earnings. Due to 2002 losses incurred by NRG, retained earnings of Xcel Energy were a deficit of $101 million at Dec. 31, 2002 and, accordingly, dividends cannot be declared until earnings in 2003 are sufficient to eliminate this deficit or Xcel Energy is granted relief under the PUHCA. Xcel Energy has requested authorization from the SEC to pay dividends out of paid-in capital up to $260 million until Sept. 30, 2003. Xcel Energy did not declare a dividend on its Common Stock during the first quarter of 2003. It is not known when or if the SEC will act on this request.

The Articles of Incorporation of Xcel Energy place restrictions on the amount of common stock dividends it can pay when preferred stock is outstanding. Under the provisions, dividend payments may be restricted if Xcel Energy’s capitalization ratio (on a holding company basis only, i.e., not on a consolidated basis) is less than 25 percent. For these purposes, the capitalization ratio is equal to (i) common stock plus surplus divided by (ii) the sum of common stock plus surplus plus long-term debt. Based on this definition, our capitalization ratio at Dec. 31, 2002, was 85 percent. Therefore, the restrictions do not place any effective limit on our ability to pay dividends because the restrictions are only triggered when the capitalization ratio is less than 25 percent or will be reduced to less than 25 percent through dividends (other than dividends payable in common stock), distributions or acquisitions of our common stock.

In addition, NSP-Minnesota’s first mortgage indenture places certain restrictions on the amount of cash dividends it can pay to Xcel Energy, the holder of its common stock. Even with these restrictions, NSP-Minnesota could have paid more than $825 million in additional cash dividends on common stock at Dec. 31, 2002.

Under PUHCA, Xcel Energy is also restricted from financing activities when its common equity to total capitalization ratio is less than 30 percent. As a result of significant asset impairments at NRG, Xcel Energy’s common equity ratio fell below 30 percent during 2002. However, the SEC approved Xcel Energy’s request to allow certain financing transactions through March 31, 2003, so long as its common equity ratio, as reported in its most recent quarterly or annual report with the SEC and as adjusted for pending subsequent items that affect capitalization, was at least 24 percent of its total capitalization. At Dec. 31, 2002, and as adjusted for subsequent items that affect capitalization, Xcel Energy’s common equity ratio was 23 percent of its total capitalization. As a result, Xcel Energy could not finance at Dec. 31, 2002 absent SEC approval.

Stockholder Protection Rights Agreement — In June 2001, Xcel Energy adopted a Stockholder Protection Rights Agreement. Each share of Xcel Energy’s common stock includes one shareholder protection right. Under the agreement’s principal provision, if any person or group acquires 15 percent or more of Xcel Energy’s outstanding common stock, all other shareholders of Xcel Energy would be entitled to buy, for the exercise price of $95 per right, common stock of Xcel Energy having a market value equal to twice the exercise price, thereby substantially diluting the acquiring person’s or group’s investment. The rights may cause substantial dilution to a person or group that acquires 15 percent or more of Xcel Energy’s common stock. The rights should not interfere with a transaction that is in the best interests of Xcel Energy and its shareholders because the rights can be redeemed prior to a triggering event for $0.01 per right.

13.     Benefit Plans and Other Postretirement Benefits

Xcel Energy offers various benefit plans to its benefit employees. Approximately 51 percent of benefit employees are represented by several local labor unions under several collective-bargaining agreements. At Dec. 31, 2002, NSP-Minnesota had 2,246 and NSP-Wisconsin had 419 union employees covered under a collective-bargaining agreement, which expires at the end of 2004. PSCo had 2,193 union employees covered under a collective-bargaining agreement, which expires in May 2003. SPS had 757 union employees covered under a collective-bargaining agreement, which expires in October 2005.

Pension Benefits — Xcel Energy has several noncontributory, defined benefit pension plans that cover almost all employees. Benefits are based on a combination of years of service, the employee’s average pay and Social Security benefits.

Xcel Energy’s policy is to fully fund into an external trust the actuarially determined pension costs recognized for ratemaking and financial reporting purposes, subject to the limitations of applicable employee benefit and tax laws. Plan assets principally consist of the common stock of public companies, corporate bonds and U.S. government securities. The target range for our pension asset allocation is 75 to 80 percent with equity investments, 5 to 10 percent with fixed income investments, no cash investments and 10 to 15 percent with nontraditional investments (such as real estate and timber ventures). At Dec. 31, 2002, the actual pension portfolio mix was 68 percent equity, 16 percent fixed income, 4 percent cash investments and 12 percent nontraditional investments.

A comparison of the actuarially computed pension benefit obligation and plan assets, on a combined basis, is presented in the following table:

(Thousands of dollars)	2002	2001

Change in Benefit Obligation
Obligation at Jan. 1	$2,409,186	$2,254,138
Service cost	65,649	57,521
Interest cost	172,377	172,159
Acquisitions	7,848	—
Plan amendments	3,903	2,284
Actuarial loss	65,763	108,754
Settlements	(994)	—
Special termination benefits	4,445	—
Benefit payments	(222,601)	(185,670)

Obligation at Dec. 31	$2,505,576	$2,409,186

Change in Fair Value of Plan Assets
Fair value of plan assets at Jan. 1	$3,267,586	$3,689,157
Actual return on plan assets	(404,940)	(235,901)
Employer contributions -acquisitions	912	—
Settlements	(994)	—
Benefit payments	(222,601)	(185,670)

Fair value of plan assets at Dec. 31	$2,639,963	$3,267,586

Funded Status of Plans at Dec. 31
Net Asset	$134,387	$858,400
Unrecognized transition asset	(2,003)	(9,317)
Unrecognized prior service cost	224,651	242,313
Unrecognized (gain) loss	182,927	(712,571)

Net pension amounts recognized on Consolidated Balance Sheets	$539,962	$378,825

Prepaid pension asset recorded	$466,229	$378,825
Intangible asset recorded — prior service costs	6,943	—
Minimum pension liability recorded	(106,897)	—
Accumulated other comprehensive income recorded — pretax	173,687	—

Significant Assumptions
Discount rate for year-end valuation	6.75%	7.25%
Expected average long-term increase in compensation level	4.00%	4.50%
Expected average long-term rate of return on assets	9.50%	9.50%

The discount rate and compensation increase assumptions above affect the succeeding year’s pension costs. The rate of return assumption affects the current year’s pension cost. The return assumption used for 2003 pension cost calculations will be 9.25 percent. Pension costs include an expected return impact for the current year that may differ from actual investment performance in the plan. The cost calculation uses a market-related valuation of pension assets, which reduces year-to-year volatility by recognizing the differences between assumed and actual investment returns over a five-year period.

NRG also offers another noncontributory, defined benefit pension plan sponsored by one of its affiliates. For the year ended Dec. 31, 2002, the total assets of this plan were $20 million, and its benefit obligation was $30 million. The pension liability recorded by NRG for this plan was $12 million, and its annual pension cost was $2 million.

During 2002, one of Xcel Energy’s pension plans (other than the NRG plan just described) became underfunded, with projected benefit obligations of $590 million exceeding plan assets of $452 million on Dec. 31, 2002. All other Xcel Energy plans, excluding the NRG plan just described, in the aggregate had plan assets of $2,188 million and projected benefit obligations of $1,916 million on Dec. 31, 2002. A minimum pension liability of $107 million was recorded related to the underfunded plan as of that date. A corresponding reduction in Accumulated Other Comprehensive Income (a component of Stockholders’ Equity) was also recorded by Xcel Energy, as previously recorded prepaid pension assets were reduced to record the minimum liability. Net of the related deferred income tax effects of the adjustments, total Stockholders’ Equity was reduced by $108 million at Dec. 31, 2002, due to the minimum pension liability for the underfunded plan.

The components of net periodic pension cost (credit) are:

(Thousands of dollars)	2002	2001	2000

Service cost	$65,649	$57,521	$59,066
Interest cost	172,377	172,159	172,063
Expected return on plan assets	(339,932)	(325,635)	(292,580)
Curtailment	—	1,121	—
Amortization of transition asset	(7,314)	(7,314)	(7,314)
Amortization of prior service cost	22,663	20,835	19,197
Amortization of net gain	(69,264)	(72,413)	(60,676)

Net periodic pension cost (credit) under SFAS No. 87	$(155,821)	$(153,726)	$(110,244)
Credits not recognized due to effects of regulation	71,928	76,509	49,697

Net benefit cost (credit) recognized for financial reporting	$(83,893)	$(77,217)	$(60,547)

Xcel Energy also maintains noncontributory, defined benefit supplemental retirement income plans for certain qualifying executive personnel. Benefits for these unfunded plans are paid out of Xcel Energy’s operating cash flows.

Defined Contribution Plans — Xcel Energy maintains 401(k) and other defined contribution plans that cover substantially all employees. Total contributions to these plans were approximately $23 million in 2002, $29 million in 2001 and $24 million in 2000.

Until May 6, 2002, Xcel Energy had a leveraged employee stock ownership plan (ESOP) that covered substantially all employees of NSP-Minnesota and NSP-Wisconsin. Xcel Energy made contributions to this noncontributory, defined contribution plan to the extent it realized tax savings from dividends paid on certain ESOP shares. ESOP contributions had no material effect on Xcel Energy earnings because the contributions were essentially offset by the tax savings provided by the dividends paid on ESOP shares. Xcel Energy allocated leveraged ESOP shares to participants when it repaid ESOP loans with dividends on stock held by the ESOP.

In May 2002, the ESOP was terminated and its assets were combined into the Xcel Energy Retirement Savings 401(k) Plan. Starting with the 2003 plan year, the ESOP component of the 401(k) Plan will no longer be leveraged.

Xcel Energy’s leveraged ESOP held no shares of Xcel Energy common stock at the end of 2002, 10.7 million shares of Xcel Energy common stock at May 6, 2002, 10.5 million shares of Xcel Energy common stock at the end of 2001, and 12 million shares of Xcel Energy common stock at the end of 2000. Xcel Energy excluded the following average number of uncommitted leveraged ESOP shares from earnings per share calculations: 0.7 million in 2002, 0.9 million in 2001 and 0.7 million in 2000. On Nov. 19, 2002, Xcel Energy paid off all of the ESOP loans. All uncommitted ESOP shares were released and will be used by Xcel Energy for the 2002 employer matching contribution to its 401(k) plan.

Postretirement Health Care Benefits — Xcel Energy has contributory health and welfare benefit plans that provide health care and death benefits to most Xcel Energy retirees. The former NSP discontinued contributing toward health care benefits for nonbargaining employees retiring after 1998 and for bargaining employees of NSP-Minnesota and NSP-Wisconsin who retired after 1999. However, employees of the former NCE who retired in 2002 continue to receive employer-subsidized health care benefits. Employees of the former NSP who retired after 1998 are eligible to participate in the Xcel Energy health care program with no employer subsidy.

In conjunction with the 1993 adoption of SFAS No. 106 — “Employers’ Accounting for Postretirement Benefits Other Than Pension,” Xcel Energy elected to amortize the unrecognized accumulated postretirement benefit obligation (APBO) on a straight-line basis over 20 years.

Regulatory agencies for nearly all of Xcel Energy’s retail and wholesale utility customers have allowed rate recovery of accrued benefit costs under SFAS No. 106. PSCo transitioned to full accrual accounting for SFAS No. 106 costs between 1993 and 1997, consistent with the accounting requirements for rate-regulated enterprises. The Colorado jurisdictional SFAS No. 106 costs deferred during the transition period are being amortized to expense on a straight-line basis over the 15-year period from 1998 to 2012. NSP-Minnesota also transitioned to full accrual accounting for SFAS No. 106 costs, with regulatory differences fully amortized prior to 1997.

Certain state agencies that regulate Xcel Energy’s utility subsidiaries have also issued guidelines related to the funding of SFAS No. 106 costs. SPS is required to fund SFAS No. 106 costs for Texas and New Mexico jurisdictional amounts collected in rates, and PSCo is required to fund SFAS No. 106 costs in irrevocable external trusts that are dedicated to the payment of these postretirement benefits. Minnesota and Wisconsin retail regulators required external funding of accrued SFAS No. 106 costs to the extent such funding is tax advantaged. Plan assets held in external funding trusts principally consist of investments in equity mutual funds, fixed-income securities and cash equivalents.

A comparison of the actuarially computed benefit obligation and plan assets for Xcel Energy postretirement health care plans that benefit employees of its utility subsidiaries is presented in the following table.

(Thousands of dollars)	2002	2001

Change in Benefit Obligation
Obligation at Jan. 1	$687,455	$576,727
Service cost	7,173	6,160
Interest cost	50,135	46,579
Acquisitions	773	3,212
Plan amendments	—	(278)
Plan participants’ contributions	5,755	3,517
Actuarial loss	61,276	100,386
Special termination benefits	(173)	—
Benefit payments	(44,419)	(48,848)

Obligation at Dec. 31	$767,975	$687,455

Change in Fair Value of Plan Assets
Fair value of plan assets at Jan. 1	$242,803	$223,266
Actual return on plan assets	(13,632)	(3,701)
Plan participants’ contributions	5,755	3,517
Employer contributions	60,476	68,569
Benefit payments	(44,419)	(48,848)

Fair value of plan assets at Dec. 31	$250,983	$242,803

Funded Status at Dec. 31
Net obligation	$516,992	$444,652
Unrecognized transition asset (obligation)	(169,328)	(186,099)
Unrecognized prior service cost	10,904	12,812
Unrecognized gain (loss)	(206,601)	(134,225)

Accrued benefit liability recorded	$151,967	$137,140

Significant Assumptions
Discount rate for year-end valuation	6.75%	7.25%
Expected average long-term rate of return on assets (pretax)	8.0-9.0%	9.0%

The assumed health care cost trend rate for 2002 for most Xcel Energy plans is approximately 8 percent, decreasing gradually to 5.5 percent in 2007 and remaining level thereafter. The assumed health care cost trend rate for 2002 for plans of four of NRG’s affiliates is approximately 12 percent, decreasing gradually to 5.5 percent in 2009 and remaining level thereafter. A 1-percent change in the assumed health care cost trend rate would have the following effects:

(Thousands of dollars)
1-percent increase in APBO components at Dec. 31, 2002	$79,028
1-percent decrease in APBO components at Dec. 31, 2002	(65,755)
1-percent increase in service and interest components of the net periodic cost	6,285
1-percent decrease in service and interest components of the net periodic cost	(5,181)

The components of net periodic postretirement benefit cost are:

(Thousands of dollars)	2002	2001	2000

Service cost	$7,173	$6,160	$5,679
Interest cost	50,135	46,579	43,477
Expected return on plan assets	(21,030)	(18,920)	(17,902)
Amortization of transition obligation	16,771	16,771	16,773
Amortization of prior service cost (credit)	(1,130)	(1,235)	(1,211)
Amortization of net loss (gain)	5,380	1,457	915

Net periodic postretirement benefit cost (credit) under SFAS No. 106	57,299	50,812	47,731
Additional cost recognized due to effects of regulation	4,043	3,738	6,641

Net cost recognized for financial reporting	$61,342	$54,550	$54,372

14.     Equity Investments

Xcel Energy’s nonregulated subsidiaries have investments in various international and domestic energy projects, and domestic affordable housing and real estate projects. We use the equity method of accounting for such investments in affiliates, which include joint ventures and partnerships, because the ownership structure prevents Xcel Energy from exercising a controlling influence over the operating and financial policies of the projects. Under this method, Xcel Energy records its portion of the earnings or losses of unconsolidated affiliates as equity earnings.

A summary of Xcel Energy’s significant equity method investments is listed in the following table:

		Xcel Energy	Geographic	Dec. 31, 2002
Name	Entity Form	Owner Functions	Area	Economic Interest

Loy Yang Power A	Partnership	None	Australia	25.37%
Gladstone Power Station	Joint Venture	Operator	Australia	37.50%
MIBRAG GmbH	Partnership	None	Europe	50.00%
West Coast Power	Partnership	Operator	USA	50.00%
Lanco Kondapalli Power (1)	Partnership	Operator	India	30.00%
Rocky Road Power	Partnership	Operator	USA	50.00%
Schkopau	Tenants in Common	None	Europe	41.67%
ECK Generating (1)	Partnership	Operator	Czech Republic USA	44.50%
Commonwealth Atlantic Mustang	Joint Venture	None	USA	25.00%
Quixx Linden L.P.	General/Limited Partnership	Operator	USA	50.00%
Borger Energy L.P.	General/Limited Partnership	Operator	USA	45.00%
Various Affordable Housing Limited Partnerships	Limited Partnerships	Various	USA	20.00% - 99.99%

(1) Pending disposition at Dec. 31, 2002.

The following table summarizes financial information for these projects, including interests owned by Xcel Energy and other parties for the years ended Dec. 31:

Results of Operations

(Millions of Dollars)
	2002	2001	2000

Operating revenues	$2,516	$3,583	$4,664
Operating income (loss)	137	442	464
Net income (loss)	111	422	447
Xcel Energy’s equity earnings of unconsolidated affiliates	72	217	183

Financial Position

(Millions of Dollars)	2002	2001

Current assets	$1,102	$1,478
Other assets	7,155	7,396

Total assets	$8,257	$8,874

Current liabilities	$1,108	$1,229
Other liabilities	4,087	4,841
Equity	3,062	2,804

Total liabilities and equity	$8,257	$8,874

Xcel Energy’s share of undistributed retained earnings	$466	$449
Xcel Energy equity in underlying net assets	1,285	1,099
Difference — other than temporary writedowns, capitalized project costs and other	(284)	98
Xcel Energy’s investment in unconsolidated affiliates (per balance sheet)	$1,001	$1,197

West Coast Power — In 2001, Xcel Energy had a significant investment in West Coast Power, LLC (through NRG), as defined by applicable SEC regulations, and accounts for its investments using the equity method. The following is summarized pretax financial information for West Coast Power:

Results of Operations

(Millions of Dollars)	2001

Operating revenues	$1,562
Operating income (loss)	345
Net income (loss)	326

Financial Position

(Millions of Dollars)	2001

Current assets	$401
Other assets	659

Total assets	$1,060

Current liabilities	$138
Other liabilities	269
Equity	653

Total liabilities and equity	$1,060

Yorkshire Power — During February 2001, Xcel Energy reached an agreement to sell the majority of its investment in Yorkshire Power to Innogy Holdings plc. As a result of this sales agreement, Xcel Energy did not record any equity earnings from Yorkshire Power after January 2001. In April 2001, Xcel Energy closed the sale of Yorkshire Power. Xcel Energy had retained an interest of approximately 5.25-percent in Yorkshire Power to comply with pooling-of-interests accounting requirements associated with the merger of NSP and NCE in 2000. Xcel Energy received approximately $366 million for the sale, which approximated the book value of Xcel Energy’s investment. On Aug. 28, 2002, Xcel Energy sold its remaining 5.25-percent interest in Yorkshire Power at slightly less than book value.

15.     Extraordinary Items

SPS— In the second quarter of 2000, SPS discontinued regulatory accounting under SFAS No. 71 for the generation portion of its business due to the issuance of a written order by the Public Utility Commission of Texas (PUCT) in May 2000, addressing the implementation of electric utility restructuring. SPS’ transmission and distribution business continued to meet the requirements of SFAS No. 71, as that business was expected to remain regulated. During the second quarter of 2000, SPS wrote off its generation-related regulatory assets and other deferred costs totaling approximately $19.3 million. This resulted in an after-tax extraordinary charge of approximately $13.7 million. During the third quarter of 2000, SPS recorded an extraordinary charge of $8.2 million before tax, or $5.3 million after tax, related to the tender offer and defeasance of first mortgage bonds. The first mortgage bonds were defeased to facilitate the legal separation of generation, transmission and distribution assets, which was expected to eventually occur in 2001 under restructuring requirements in effect in 2000.

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

In June 2001, the governor of Texas signed legislation postponing the deregulation and restructuring of SPS until at least 2007. This legislation amended the 1999 legislation, Senate Bill No. 7 (SB-7), which provided for retail electric competition beginning in Texas in January 2002. Under the amended legislation, prior PUCT orders issued in connection with the restructuring of SPS are considered null and void. In addition, under the new legislation, SPS is entitled to recover all reasonable and necessary expenditures made or incurred before Sept. 1, 2001, to comply with SB-7.

As a result of these recent legislative developments, SPS reapplied the provisions of SFAS No. 71 for its generation business during the second quarter of 2001. More than 95 percent of SPS’ retail electric revenues are from operations in Texas and New Mexico. Because of the delays to electric restructuring passed by Texas and New Mexico, SPS’ previous plans to implement restructuring, including the divestiture of generation assets, have been abandoned. Accordingly, SPS will now continue to be subject to rate regulation under traditional cost-of-service regulation, consistent with its past accounting and ratemaking practices for the foreseeable future, at least until 2007.

During the fourth quarter of 2001, SPS completed a $500-million, medium-term debt financing with the proceeds used to reduce short-term borrowings that had resulted from the 2000 defeasance. In its regulatory filings and communications, SPS proposed to amortize its defeasance costs over the five-year life of the refinancing, consistent with historical ratemaking, and has requested incremental rate recovery of $25 million of other restructuring costs in Texas and New Mexico. These nonfinancing restructuring costs have been deferred and are being amortized consistent with rate recovery. Based on these 2001 events, management’s expectation of rate recovery of prudently incurred costs and the corresponding reduced uncertainty surrounding the financial impacts of the delay in restructuring, SPS restored certain regulatory assets totaling $17.6 million as of Dec. 31, 2001, and reported related after-tax extraordinary income of $11.8 million, or 3 cents per share. Regulatory assets previously written off in 2000 were restored only for items currently being recovered in rates and items where future rate recovery is considered probable.

PSCo — During 2001, PSCo’s subsidiary, 1480 Welton, Inc. redeemed its long term debt and in doing so incurred redemption premiums and other costs of $2.5 million or $1.5 million or $1.5 million after tax. These items are reported as an extraordinary item on Xcel Energy’s Consolidated Statement of Operations.

16.     Financial Instruments

Fair Values

The estimated Dec. 31 fair values of Xcel Energy’s recorded financial instruments are:

	2002		2001

(Thousands of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Mandatorily redeemable preferred securities of subsidiary trusts	$494,000	$463,348	$494,000	$486,270
Long-term investments	653,208	651,443	619,976	620,703
Notes receivable, including current portion	996,167	996,167	782,079	782,079
Long-term debt, including current portion	14,306,509	12,172,059	11,948,527	11,955,741

The carrying amount of cash, cash equivalents and short-term investments approximates fair value because of the short maturity of those instruments. The fair values of Xcel Energy’s long-term investments, mainly debt securities in an external nuclear decommissioning fund, are estimated based on quoted market prices for those or similar investments. The fair value of notes receivable is based on expected future cash flows discounted at market interest rates. The balance in notes receivable consists primarily of fixed rate, from 4.75 to 19.5 percent, and variable rate notes that mature between 2003 and 2024. Notes receivable include a $366-million direct financing lease related to a long-term sales agreement for NRG Energy’s Schkopau project, and other notes related to projects at NRG Energy that are generally secured by equity interests in partnerships and joint ventures. The fair value of Xcel Energy’s long-term debt and the mandatorily redeemable preferred securities are estimated based on the quoted market prices for the same or similar issues, or the current rates for debt of the same remaining maturities and credit quality.

The fair value estimates presented are based on information available to management as of Dec. 31, 2002 and 2001. These fair value estimates have not been comprehensively revalued for purposes of these Consolidated Financial Statements since that date, and current estimates of fair values may differ significantly from the amounts presented herein.

Guarantees

Xcel Energy provides various guarantees and bond indemnities supporting certain of its subsidiaries. The guarantees issued by Xcel Energy guarantee payment or performance by its subsidiaries under specified agreements or transactions. As a result, Xcel Energy’s exposure under the guarantees is based upon the net liability of the relevant subsidiary under the specified agreements or transactions. Most of the guarantees issued by Xcel Energy limit the exposure of Xcel Energy to a maximum amount stated in the guarantees. Unless otherwise indicated below, the guarantees require no liability to be recorded, contain no recourse provisions and require no collateral. On Dec. 31, 2002, Xcel Energy had the following amount of guarantee and exposure under these guarantees:

					Triggering Event	Assets Held as
		Guarantee Amount	Current Exposure	Term or Expiration	Requiring	Collateral ($
Nature of Guarantee	Guarantor	($ Millions)	($ Millions)	Date	Performance	Millions)

Guarantee performance and payment of surety bonds for itself and its subsidiaries	Xcel Energy (d)	$342.7	$5.6	2003, 2004, 2005, 2007 and 2012	(b)	$10.0

Guarantee performance and payment of surety bonds for those subsidiaries	Various subsidiaries (e)	$493.8	$116.0	2003, 2004 and 2005	(b)	N/A

Guarantees made to facilitate e prime’s natural gas acquisition, marketing and trading operations	Xcel Energy	$264.0	$88.0	Continuous	(a)	N/A

Guarantees for NRG liabilities associated with power marketing obligations, fuel purchasing transactions and hedging activities	Xcel Energy	$219.5	$96.3	Latest expiration is Dec. 31, 2003	(a)	N/A

Guarantee of payments of notes issued by Guardian Pipeline, LLC, of which Viking is one of three partners	Xcel Energy	$60	$60	Terminated Jan 17, 2003	(a)	N/A

Two guarantees benefiting Cheyenne to guarantee the payment obligations under gas and power purchase agreements	Xcel Energy	$26.5	$1.7	2011 and 2013	(a)	N/A

					Triggering Event	Assets Held as
		Guarantee Amount	Current Exposure	Term or Expiration	Requiring	Collateral ($
Nature of Guarantee	Guarantor	($ Millions)	($ Millions)	Date	Performance	Millions)

Construction contract performance guarantee of Utility Engineering subsidiaries	Xcel Energy	$25.0	$25.0	July 1, 2003	(c)	N/A

Guarantee for obligations of a customer in connection with an electric sale agreement	SPS (f)	$17.7	$11.0	September 2003	(a)	Electric transmission system

Guarantees related to energy conservation projects in which Planergy has guaranteed certain energy savings to the customer	Xcel Energy	$26.7	$26.7	Expired Jan. 1, 2003	N/A	N/A

Guarantee for payments related to energy or financial transactions for XERS Inc., a nonregulated subsidiary of Xcel Energy	Xcel Energy	$11.1	$4.1	Continuous	(a)	N/A

Guarantee of collection of receivables sold to a third party	NSP-Minnesota	$6.2	$6.2	Latest expiration in 2007	(a)	Security interest in underlying receivable agreements

Combination of guarantees benefiting various Xcel Energy subsidiaries	Xcel Energy	$16.4	$5.4	Continuous	(a)	N/A

(a)	Nonperformance and/or nonpayment

(b)	Failure of Xcel Energy or one of its subsidiaries to perform under the agreement that is the subject of the relevant bond. In addition, per the indemnity agreement between Xcel Energy and the various surety companies, the surety companies have the discretion to demand that collateral be posted.

(c)	Failure to meet emission compliance at relevant facility.

(d)	$5.6-million exposure is related to $265 million of performance bonds associated with a single construction project in which Utility Engineering is participating. On Dec. 31, 2002 this project was 93 percent complete, and is expected to be fully complete in April 2003. An estimate of exposure for the remaining bonds cannot be determined as these are largely bonds posted for the benefit of various municipalities relating to the normal course of business activities.

(e)	$116-million exposure is related to $491 million of performance bonds associated with three construction projects in which Utility Engineering is participating. An estimate of exposure for the remaining bonds cannot be determined as these are largely bonds posted for the benefit of various municipalities relating to the normal course of business activities. Xcel Energy is not obligated under these agreements.

(f)	SPS would hold title to the collateral and would not be required to transfer the ownership of the additional transmission related facilities to the customer. SPS would also have access to the customer sinking fund account, which is approximately $6.7 million.

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

NRG is directly liable for the obligations of certain of its project affiliates and other subsidiaries pursuant to guarantees relating to certain of their indebtedness, equity and operating obligations. In addition, in connection with the purchase and sale of fuel emission credits and power generation products to and from third parties with respect to the operation of some of NRG’s generation facilities in the United States, NRG may be required to guarantee a portion of the obligations of certain of its subsidiaries. As of Dec. 31, 2002, NRG’s obligations pursuant to its guarantees of the performance, equity and indebtedness obligations of its subsidiaries totaled approximately $374.0 million.

In addition, Xcel Energy provides indemnity protection for bonds issued for itself and its subsidiaries. The total amount of bonds with this indemnity outstanding as of Dec. 31, 2002, was approximately $342.7 million, of which $6.4 million relates to NRG. The total exposure of this indemnification cannot be determined at this time. Xcel Energy believes the exposure to be significantly less than the total indemnification.

Fair Value of Derivative Instruments

The following discussion briefly describes the derivatives of Xcel Energy and its subsidiaries and discloses the respective fair values at Dec. 31, 2002 and 2001. For more detailed information regarding derivative financial instruments and the related risks, see Note 17 to the Consolidated Financial Statements.

Interest Rate Swaps — On Dec. 31, 2002, NRG Energy had interest rate swaps outstanding with a notional amount of approximately $1.7 billion. The fair value of those swaps on Dec. 31, 2002, was a liability of approximately $41 million. Other subsidiaries of Xcel Energy also had interest rate swaps outstanding with a notional amount of approximately $100 million, and a fair value that was a liability of approximately $12 million, at Dec. 31, 2002.

As of Dec. 31, 2001, Xcel Energy had several interest rate swaps converting project financing from variable-rate debt to fixed-rate debt with a notional amount of approximately $2.5 billion. The fair value of the swaps as of Dec. 31, 2001, was a liability of approximately $92 million.

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

Beginning with the third quarter of 2002, Xcel Energy has presented the results of its electric trading activity using the net accounting method. The Consolidated Statements of Operations for 2001 and 2000 have been reclassified to be consistent. In earlier presentations, the gross accounting method was used. All financial derivative contracts and contracts that do not include physical delivery are recorded at the amount of the gain or loss received from the contract. The mark-to-market adjustments for these transactions are appropriately reported in the Consolidated Statements of Operations in Electric and Gas Trading Revenues.

Regulated Operations — Xcel Energy’s regulated energy marketing operation uses a combination of electricity and natural gas purchase for resale futures and forward contracts, along with physical supply, to hedge market risks in the energy market. At Dec. 31, 2002, the notional value of these contracts was approximately $(64.3) million. The fair value of these contracts as of Dec. 31, 2002, was an asset of approximately $33.3 million.

Nonregulated Operations — Xcel Energy’s nonregulated operations use a combination of energy futures and forward contracts, along with physical supply, to hedge market risks in the energy market. At Dec. 31, 2002, the notional value of these contracts was approximately $253.8 million. The fair value of these contracts as of Dec. 31, 2002, was an asset of approximately $69.3 million.

Foreign Currency — Xcel Energy and its subsidiaries have two foreign currency swaps to hedge or protect foreign currency denominated cash flows. At Dec. 31, 2002 and 2001, the net notional amount of these contracts was approximately $3.0 million and $46.3 million, respectively. The fair value of these contracts as of Dec. 31, 2002 and 2001, was a liability of approximately $0.3 million and $2.4 million, respectively.

Letters of Credit

Xcel Energy and its subsidiaries use letters of credit, generally with terms of one or two years, to provide financial guarantees for certain operating obligations. In addition, NRG uses letters of credit for nonregulated equity commitments, collateral for credit agreements, fuel purchase and operating commitments, and bids on development projects. At Dec. 31, 2002, there were $154.6 million in letters of credit outstanding, including $110.0 million related to NRG commitments. The contract amounts of these letters of credit approximate their fair value and are subject to fees determined in the marketplace.

17.     Derivative Valuation and Financial Impacts

Use of Derivatives to Manage Risk

Business and Operational Risk — Xcel Energy and its subsidiaries are exposed to commodity price risk in their generation, retail distribution and energy trading operations. In certain jurisdictions, purchased power expenses and natural gas costs are recovered on a dollar-for-dollar basis. However, in other jurisdictions, Xcel Energy and its subsidiaries are exposed to market price risk for the purchase and sale of electric energy and natural gas. In such jurisdictions, we recover purchased power expenses and natural gas costs based on fixed price limits or under established sharing mechanisms.

Commodity price risk is managed by entering into purchase and sales commitments for electric power and natural gas, long-term contracts for coal supplies and fuel oil, and derivative financial instruments. Xcel Energy’s risk management policy allows us to manage the market price risk within each rate-regulated operation to the extent such exposure exists. Management is limited under the policy to enter into only transactions that manage market price risk where the rate regulation jurisdiction does not already provide for dollar-for-dollar recovery. One exception to this policy exists in which we use various physical contracts and derivative instruments to reduce the cost of natural gas and electricity we provide to our retail customers even though the regulatory jurisdiction provides dollar-for-dollar recovery of actual costs. In these instances, the use of derivative instruments and physical contracts is done consistently with the local jurisdictional cost recovery mechanism.

Xcel Energy and its subsidiaries are exposed to market price risk for the sale of electric energy and the purchase of fuel resources, including coal, natural gas and fuel oil used to generate the electric energy within its nonregulated operations. Xcel Energy manages this market price risk by entering into firm power sales agreements for approximately 55 to 75 percent of its electric capacity and energy from each generation facility, using contracts with terms ranging from one to 25 years. In addition, we manage the market price risk covering the fuel resource requirements to provide the electric energy by entering into purchase commitments and derivative instruments for coal, natural gas and fuel oil as needed to meet fixed-priced electric energy requirements. Xcel Energy’s risk management policy allows us to manage the market price risks and provides guidelines for the level of price risk exposure that is acceptable within our operations.

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

Interest Rate Risk — Xcel Energy and its subsidiaries are exposed to fluctuations in interest rates where we enter into variable rate debt obligations to fund certain power projects being developed or purchased. Exposure to interest rate fluctuations may be mitigated by entering into derivative instruments known as interest rate swaps, caps, collars and put or call options. These contracts reduce exposure to the volatility of cash flows for interest and result in primarily fixed-rate debt obligations when taking into account the combination of the variable rate debt and the interest rate derivative instrument. Xcel Energy’s risk management policy allows us to reduce interest rate exposure from variable rate debt obligations.

Currency Exchange Risk — Xcel Energy and its subsidiaries have certain investments in foreign countries exposing us to foreign currency exchange risk. The foreign currency exchange risk includes the risk relative to the recovery of our net investment in a project, as well as the risk relative to the earnings and cash flows generated from such operations. Xcel Energy manages its exposure to changes in foreign currency by entering into derivative instruments as determined by management. Our risk management policy provides for this risk management activity.

Trading Risk — Xcel Energy and its subsidiaries conduct various trading operations and power marketing activities ,including the purchase and sale of electric capacity and energy and natural gas. The trading operations are conducted both in the United States and Europe with primary focus on specific market regions where trading knowledge and experience have been obtained. Xcel Energy’s risk management policy allows management to conduct the trading activity within approved guidelines and limitations as approved by our risk management committee made up of management personnel not involved in the trading operations.

Derivatives as Hedges

2001 Accounting Change — On Jan. 1, 2001, Xcel Energy and its subsidiaries adopted SFAS No. 133 - “Accounting for Derivative Instruments and Hedging Activities.” This statement requires that all derivative instruments as defined by SFAS No. 133 be recorded on the balance sheet at fair value unless exempted. Changes in a derivative instrument’s fair value must be recognized currently in earnings unless the derivative has been designated in a qualifying hedging relationship. The application of hedge accounting allows a derivative instrument’s gains and losses to offset related results of the hedged item in the statement of operations, to the extent effective. SFAS No. 133 requires that the hedging relationship be highly effective and that a company formally designate a hedging relationship to apply hedge accounting.

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

Xcel Energy and its subsidiaries formally document hedge relationships, including, among other things, the identification of the hedging instrument and the hedged transaction, as well as the risk management objectives and strategies for undertaking the hedged transaction. Derivatives are recorded in the balance sheet at fair value. Xcel

Energy and its subsidiaries also formally assess, both at inception and at least quarterly thereafter, whether the derivative instruments being used are highly effective in offsetting changes in either the fair value or cash flows of the hedged items.

Financial Impacts of Derivatives

The impact of the components of SFAS No. 133 on Xcel Energy’s Other Comprehensive Income, included in Stockholders’ Equity, are detailed in the following table:

(Millions of Dollars)

Net unrealized transition loss at adoption, Jan. 1, 2001	$(28.8)
After-tax net unrealized gains related to derivatives accounted for as hedges	43.6
After-tax net realized losses on derivative transactions reclassified into earnings	19.4

Accumulated other comprehensive income related to SFAS No. 133 at Dec. 31, 2001	$34.2
After-tax net unrealized losses related to derivatives accounted for as hedges	(68.3)
After-tax net realized losses on derivative transactions reclassified into earnings	28.8
Acquisition of NRG minority interest	27.4

Accumulated other comprehensive income related to SFAS No. 133 at Dec. 31, 2002	$22.1

Xcel Energy records the fair value of its derivative instruments in its Consolidated Balance Sheet as a separate line item noted as ‘Derivative Instruments Valuation’ for assets and liabilities, as well as current and noncurrent.

Cash Flow Hedges — Xcel Energy and its subsidiaries enter into derivative instruments to manage exposure to changes in commodity prices. These derivative instruments take the form of fixed-price, floating-price or index sales, or purchases and options, such as puts, calls and swaps. These derivative instruments are designated as cash flow hedges for accounting purposes, and the changes in the fair value of these instruments are recorded as a component of Other Comprehensive Income. At Dec. 31, 2002, Xcel Energy had various commodity-related contracts extending through 2018. Amounts deferred in Other Comprehensive Income are recorded as the hedged purchase or sales transaction is completed. This could include the physical sale of electric energy or the use of natural gas to generate electric energy. Xcel Energy expects to reclassify into earnings during 2003 net gains from Other Comprehensive Income of approximately $12.9 million.

Xcel Energy and its subsidiaries enter into interest rate swap instruments that effectively fix the interest payments on certain floating rate debt obligations. These derivative instruments are designated as cash flow hedges for accounting purposes, and the change in the fair value of these instruments is recorded as a component of Other Comprehensive Income. Xcel Energy expects to reclassify into earnings during 2003 net losses from Other Comprehensive Income of approximately $13.4 million.

Hedge effectiveness is recorded based on the nature of the item being hedged. Hedging transactions for the sales of electric energy are recorded as a component of revenue, hedging transactions for fuel used in energy generation are recorded as a component of fuel costs, and hedging transactions for interest rate swaps is recorded as a component of interest expense.

Hedges of Foreign Currency Exposure of a Net Investment in Foreign Operations — To preserve the U.S. dollar value of projected foreign currency cash flows, Xcel Energy, through NRG, may hedge, or protect those cash flows if appropriate foreign hedging instruments are available.

Derivatives Not Qualifying for Hedge Accounting — Xcel Energy and its subsidiaries have trading operations that enter into derivative instruments. These derivative instruments are accounted for on a mark-to-market basis in the Consolidated Statements of Operations. All derivative instruments are recorded at the amount of the gain or loss from the transaction within Operating Revenues on the Consolidated Statements of Operations.

Normal Purchases or Normal Sales — Xcel Energy and its subsidiaries enter into fixed-price contracts for the purchase and sale of various commodities for use in its business operations. SFAS No. 133 requires a company to evaluate these contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted from SFAS No. 133 as normal purchases or normal sales. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal are documented as normal and exempted from the accounting and reporting requirements of SFAS No. 133.

Xcel Energy evaluates all of its contracts within the regulated and nonregulated operations when such contracts are entered to determine if they are derivatives and if so, if they qualify and meet the normal designation requirements under SFAS No. 133. None of the contracts entered into within the trading operation are considered normal.

Normal purchases and normal sales contracts are accounted for as executory contracts as required under other generally accepted accounting principles.

18.     Commitments and Contingencies

Commitments

Legislative Resource Commitments — In 1994, NSP-Minnesota received Minnesota legislative approval for additional on-site temporary spent fuel storage facilities at its Prairie Island nuclear power plant, provided NSP-Minnesota satisfies certain requirements. Seventeen dry cask containers were approved. As of Dec. 31, 2002, NSP-Minnesota had loaded 17 of the containers. The Minnesota Legislature established several energy resource and other commitments for NSP-Minnesota to obtain the Prairie Island temporary nuclear fuel storage facility approval. These commitments can be met by building, purchasing or, in the case of biomass, converting generation resources.

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

See additional discussion of the current operating contingency related to the spent fuel storage facilities under Operating Contingency.

Capital Commitments — As discussed in Liquidity and Capital Resources under Management’s Discussion and Analysis, the estimated cost, as of Dec. 31, 2002, of the capital expenditure programs of Xcel Energy and its subsidiaries and other capital requirements is approximately $1.5 billion in 2003, $1.2 billion in 2004 and $1.3 billion in 2005.

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

Support and Capital Subscription Agreement — In May 2002, Xcel Energy and NRG entered into a support and capital subscription agreement pursuant to which Xcel Energy agreed under certain circumstances to provide up to $300 million to NRG. Xcel Energy has not to date provided funds to NRG under this agreement. However, Xcel Energy is willing to make a contribution of $300 million if the restructuring plan discussed earlier is approved by the creditors. See additional discussion of NRG restructuring at Note 4.

Leases — Our subsidiaries lease a variety of equipment and facilities used in the normal course of business. Some of these leases qualify as capital leases and are accounted for accordingly. The capital leases expire between 2002 and 2025. The net book value of property under capital leases was approximately $624 million and $605 million at Dec. 31, 2002 and 2001, respectively. Assets acquired under capital leases are recorded as property at the lower of fair-market value or the present value of future lease payments and are amortized over their actual contract term in accordance with practices allowed by regulators. The related obligation is classified as long-term debt. Executory costs are excluded from the minimum lease payments.

The remainder of the leases, primarily real estate leases and leases of coal-hauling railcars, trucks, cars and power-operated equipment are accounted for as operating leases. Rental expense under operating lease obligations was approximately $86 million, $58 million and $56 million for 2002, 2001 and 2000, respectively.

Future commitments under operating and capital leases are:

(Millions of dollars)	Operating Leases	Capital Leases

2003	$66	$83
2004	64	80
2005	61	78
2006	58	75
2007	51	73
Thereafter	86	1,030

Total minimum obligation		$1,419
Interest		(795)

Present value of minimum obligation		$624

Technology Agreement — We have a contract that extends through 2011 with International Business Machines Corp. (IBM) for information technology services. The contract is cancelable at our option, although there are financial penalties for early termination. In 2002, we paid IBM $131.9 million under the contract and $26 million for other project business. The contract also commits us to pay a minimum amount each year from 2002 through 2011.

Fuel Contracts — Xcel Energy has contracts providing for the purchase and delivery of a significant portion of its current coal, nuclear fuel and natural gas requirements. These contracts expire in various years between 2003 and 2025. In total, Xcel Energy is committed to the minimum purchase of approximately $2.3 billion of coal, $122.2 million of nuclear fuel and $1.6 billion of natural gas including $1.2 billion of natural gas storage and transportation, or to make payments in lieu thereof, under these contracts. In addition, Xcel Energy is required to pay additional amounts depending on actual quantities shipped under these agreements. Xcel Energy’s risk of loss, in the form of increased costs, from market price changes in fuel is mitigated through the cost-of-energy adjustment provision of the ratemaking process, which provides for recovery of most fuel costs.

Purchased Power Agreements — The utility and nonregulated subsidiaries of Xcel Energy have entered into agreements with utilities and other energy suppliers for purchased power to meet system load and energy requirements, replace generation from company-owned units under maintenance and during outages, and meet operating reserve obligations. NSP-Minnesota, PSCo, SPS and certain nonregulated subsidiaries have various pay-for-performance contracts with expiration dates through the year 2050. In general, these contracts provide for capacity payments, subject to meeting certain contract obligations, and energy payments based on actual power taken under the contracts. Most of the capacity and energy costs are recovered through base rates and other cost-recovery mechanisms.

NSP-Minnesota has a 500-megawatt participation power purchase commitment with Manitoba Hydro, which expires in 2005. The cost of this agreement is based on 80 percent of the costs of owning and operating NSP-Minnesota’s Sherco 3 generating plant, adjusted to 1993 dollars. This agreement was extended through a new agreement during 2002 to include the period starting May 2005 through April 2015. The cost of the agreement for this extended period is based on a base price, which was established from May 2001 through April 2002 and will be escalated by the change in the United States Gross National Product to reflect the current year. In addition, NSP-Minnesota and Manitoba Hydro have seasonal diversity exchange agreements, and there are no capacity payments for the diversity exchanges. These commitments represent about 17 percent of Manitoba Hydro’s system capacity and account for approximately 9 percent of NSP-Minnesota’s 2002 electric system capability. The risk of loss from nonperformance by Manitoba Hydro is not considered significant, and the risk of loss from market price changes is mitigated through cost-of-energy rate adjustments.

At Dec. 31, 2002, the estimated future payments for capacity that the utility and nonregulated subsidiaries of Xcel Energy are obligated to purchase, subject to availability, are as follows:

(Thousands of dollars)	Total

2003	$528,978
2004	548,173
2005	549,261
2006	540,245
2007 and thereafter	5,067,551

Total	$7,234,208

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

Site Remediation — We must pay all or a portion of the cost to remediate sites where past activities of our subsidiaries and some other parties have caused environmental contamination. At Dec. 31, 2002, there were three categories of sites:

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

We revise our estimates as facts become known but, at Dec. 31, 2002, our liability for the cost of remediating sites, including NRG, for which an estimate was possible was $49 million, of which $11 million was considered to be a current liability. Some of the cost of remediation may be recovered from:

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

Approximately $15 million of the long-term liability and $4 million of the current liability relate to a U.S. Department of Energy assessment to NSP-Minnesota and PSCo for decommissioning a federal uranium enrichment facility. These environmental liabilities do not include accruals recorded and collected from customers in rates for future nuclear fuel disposal costs or decommissioning costs related to NSP-Minnesota’s nuclear generating plants. See Note 19 to the Consolidated Financial Statements for further discussion of nuclear obligations.

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

In the interim, NSP-Wisconsin has recorded a liability of $19 million for its estimate of its share of the cost of remediating the portion of the Ashland site that it owns, using information available to date and reasonably effective remedial methods. NSP-Wisconsin has deferred, as a regulatory asset, the remediation costs accrued for the Ashland site because we expect that the Public Service Commission of Wisconsin (PSCW) will continue to allow NSP-Wisconsin to recover payments for environmental remediation from its customers. The PSCW has consistently authorized recovery in NSP-Wisconsin rates of all remediation costs incurred at the Ashland site, and has authorized recovery of similar remediation costs for other Wisconsin utilities.

As an interim action, Xcel Energy proposed, and the EPA and WDNR have approved, a coal tar removal/groundwater treatment system for one operable unit at the site for which NSP-Wisconsin has accepted responsibility. The groundwater treatment system began operating in the fall of 2000. In 2002, NSP-Wisconsin installed additional monitoring wells in the deep aquifer to better characterize the extent and degree of contaminants in that aquifer while the coal tar removal system is operational. In 2002, a second interim response action was also implemented. As approved by the WDNR, this interim response action involved the removal and capping of a seep area in a city park. Surface soils in the area of the seep were contaminated with tar residues. The interim action also included the diversion and ongoing treatment of groundwater that contributed to the formation of the seep.

On Sept. 5, 2002, the Ashland site was placed on the National Priorities List (NPL). The NPL is intended primarily to guide the EPA in determining which sites require further investigation. Resolution of Ashland remediation issues is not expected until 2004 or 2005.

NSP-Wisconsin continues to work with the WDNR to access state and federal funds to apply to the ultimate remediation cost of the entire site.

Other MGP Sites — NSP-Minnesota has investigated and remediated MGP sites in Minnesota and North Dakota. The MPUC allowed NSP-Minnesota to defer, rather than immediately expense, certain remediation costs of four active remediation sites in 1994. This deferral accounting treatment may be used to accumulate costs that regulators might allow us to recover from our customers. The costs are deferred as a regulatory asset until recovery is approved, and then the regulatory asset is expensed over the same period as the regulators have allowed us to collect the related revenue from our customers. In September 1998, the MPUC allowed the recovery of a portion of these MGP site remediation costs in natural gas rates. Accordingly, NSP-Minnesota has been amortizing the related deferred remediation costs to expense. In 2001, the North Dakota Public Service Commission allowed the recovery of part of the cost of remediating another former MGP site in Grand Forks, N.D. The $2.9-million recovered cost of remediating that site was accumulated in a regulatory asset that is now being expensed evenly over eight years. NSP-Minnesota may request recovery of costs to remediate other sites following the completion of preliminary investigations.

NRG Site Remediation — As part of acquiring existing generating assets, NRG has acquired certain environmental liabilities associated with regulatory compliance and site contamination. Often, potential compliance implementation plans are changed, delayed or abandoned due to one or more of the following conditions: (a) extended negotiations with regulatory agencies, (b) a delay in promulgating rules critical to dictating the design of expensive control systems, (c) changes in governmental/regulatory personnel, (d) changes in governmental priorities or (e) selection of a less expensive compliance option than originally envisioned.

In response to liabilities associated with these activities, NRG has established accruals where reasonable estimates of probable liabilities are possible. As of Dec. 31, 2002 and 2001, NRG has established such accruals in the amount of approximately $3.8 million and $5.0 million, respectively, primarily related to its Northeast region facilities. NRG has not used discounting in determining its accrued liabilities for environmental remediation and no claims for possible recovery from third party issuers or other parties related to environmental costs have been recognized in NRG’s consolidated financial statements. NRG adjusts the accruals when new remediation responsibilities are discovered and probable costs become estimable, or when current remediation estimates are adjusted to reflect new information. During the years ended Dec. 31, 2002, 2001 and 2000, NRG recorded expenses of approximately $10.9 million, $15.3 million and $3.4 million related to environmental matters, respectively.

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

Leyden Gas Storage Facility — In February 2001, the CPUC granted PSCo’s application to abandon the Leyden natural gas storage facility (Leyden) after 40 years of operation. In July 2001, the CPUC decided that the recovery of all Leyden costs would be addressed in a future rate proceeding when all costs were known. Since late 2001, PSCo has operated the facility to withdraw the recoverable gas in inventory. Beginning in 2003, PSCo will start to flood the facility with water, as part of an overall plan to convert Leyden into a municipal water storage facility owned and operated by the city of Arvada, Colo. As of Dec. 31, 2002, PSCo has deferred approximately $4.5 million of costs associated with engineering buffer studies, damage claims paid to landowners and other closure costs. PSCo expects to incur an additional $6 million to $8 million of costs through 2005 to complete the decommissioning and closure of the facility. PSCo believes that these costs will be recovered through future rates. Any costs that are not recoverable from customers will be expensed.

PSCo Notice of Violation — On Nov. 3, 1999, the United States Department of Justice filed suit against a number of electric utilities for alleged violations of the Clean Air Act’s New Source Review (NSR) requirements related to alleged modifications of electric generating stations located in the South and Midwest. Subsequently, the U. S. Environmental Protection Agency (EPA) also issued requests for information pursuant to the Clean Air Act to numerous other electric utilities, including Xcel Energy, seeking to determine whether these utilities engaged in activities that may have been in violation of the NSR requirements. In 2001, Xcel Energy responded to EPA’s initial information requests related to PSCo plants in Colorado.

On July 1, 2002, Xcel Energy received a Notice of Violation (NOV) from the EPA alleging violations of the NSR requirements of the Clean Air Act at the Comanche and Pawnee Stations in Colorado. The NOV specifically alleges that various maintenance, repair and replacement projects undertaken at the plants in the mid- to late-1990s should have required a permit under the NSR process. Xcel Energy believes it acted in full compliance with the Clean Air Act and NSR process. It believes that the projects identified in the NOV fit within the routine maintenance, repair and replacement exemption contained within the NSR regulations or are otherwise not subject to the NSR requirements. Xcel Energy also believes that the projects would be expressly authorized under the EPA’s NSR policy announced by the EPA administrator on June 22, 2002, and proposed in the Federal Register on Dec. 31, 2002. Xcel Energy disagrees with the assertions contained in the NOV and intends to vigorously defend its position. As required by the Clean Air Act, the EPA met with Xcel Energy in September 2002 to discuss the NOV.

If the EPA is successful in any subsequent litigation regarding the issues set forth in the NOV or any matter arising as a result of its information requests, it could require Xcel Energy to install additional emission-control equipment at the facilities and pay civil penalties. Civil penalties are limited to not more than $25,000 to $27,500 per day for each violation, commencing from the date the violation began. The ultimate financial impact to Xcel Energy is not determinable at this time.

NSP-Minnesota NSR Information Request — As stated previously, on Nov. 3, 1999, the United States Department of Justice filed suit against a number of electric utilities for alleged violations of the Clean Air Act’s NSR requirements related to alleged modifications of electric generating stations located in the South and Midwest. Subsequently, the EPA also issued requests for information pursuant to the Clean Air Act to numerous other electric utilities, including Xcel Energy, seeking to determine whether these utilities engaged in activities that may have been in violation of the NSR requirements. In 2001, Xcel Energy responded to the EPA’s initial information requests related to NSP-Minnesota plants in Minnesota. On May 22, 2002, the EPA issued a follow-up information request to Xcel Energy seeking additional information regarding NSR compliance at its plants in Minnesota. Xcel Energy completed its response to the follow-up information request during the fall of 2002.

NSP-Minnesota Notice of Violation — On Dec. 10, 2001, the Minnesota Pollution Control Agency issued a notice of violation to NSP-Minnesota alleging air quality violations related to the replacement of a coal conveyor and violations of an opacity limitation at the A.S. King generating plant. NSP-Minnesota has responded to the notice of violation and is working to resolve the allegations.

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

NSP-Minnesota purchases insurance for property damage and site decontamination cleanup costs from Nuclear Electric Insurance Ltd. (NEIL). The coverage limits are $1.5 billion for each of NSP-Minnesota’s two nuclear plant sites. NEIL also provides business interruption insurance coverage, including the cost of replacement power obtained during certain prolonged accidental outages of nuclear generating units. Premiums are expensed over the policy term. All companies insured with NEIL are subject to retroactive premium adjustments if losses exceed accumulated reserve funds. Capital has been accumulated in the reserve funds of NEIL to the extent that NSP-Minnesota would have no exposure for retroactive premium assessments in case of a single incident under the business interruption and the property damage insurance coverage. However, in each calendar year, NSP-Minnesota could be subject to maximum assessments of approximately $7.5 million for business interruption insurance and $21.6 million for property damage insurance if losses exceed accumulated reserve funds.

Louisiana Generating — Pointe Coupee — On Dec. 2, 2002, a petition was filed to appeal the EPA’s approval of the Louisiana Department of Environmental Quality’s (LDEQ) revisions to the state implementation plan (“SIP”) regarding emissions regulations. Pointe Coupee and NRG’s subsidiary, Louisiana Generating, object to the permitting requirements regarding nitrogen oxides (NOx) sources requiring the LDEQ to obtain offsets of major increases in emissions of NOx associated with major modifications of existing facilities or construction of new facilities areas, including Pointe Coupee Parish. The plaintiffs’ challenge is based on LDEQ’s failure to comply with requirements related to rulemaking and the EPA’s regulations, which prohibit EPA from approving a SIP not prepared in accordance with state law. The court granted a 60-day stay of this proceeding on Feb. 25, 2003 to allow the parties to conduct settlement discussions. At this time, NRG is unable to predict the eventual outcome of this matter or any potential loss contingencies.

Louisiana Generating — New Construction Air Permits — During 2000, the LDEQ issued an air permit modification to Louisiana Generating to construct and operate two 240-megawatt, natural gas-fired turbines. The permit set emissions limits for certain air pollutants, including NOx. The limitation for NOx was based on the guarantees of the manufacturer, Siemens Westinghouse Power Corporation (Siemens). Louisiana Generating sought an interim emissions limit to allow Siemens time to install additional control equipment. To establish the interim limit, LDEQ issued an order and Notice of Potential Penalty in September 2002, which is, in part, subject to a hearing. LDEQ alleged that Louisiana Generating did not meet its NOx emissions limit on certain days, did not conduct all opacity monitoring and did not complete all record keeping and certification requirements. Louisiana Generating intends to vigorously defend certain claims and any future penalty assessment, while also seeking an amendment of its limit for NOx. An initial status conference has been held with the administrative law judge, and quarterly reports will be submitted to describe progress, including settlement and amendment of the limit. In addition, NRG may assert breach of warranty claims against the manufacturer. With respect to the administrative action described above, at this time NRG is unable to predict the eventual outcome of this matter or the potential loss contingencies, if any, to which NRG may be subject.

Legal Contingencies

In the normal course of business, Xcel Energy is a party to routine claims and litigation arising from prior and current operations. Xcel Energy is actively defending these matters and has recorded an estimate of the probable cost of settlement or other disposition.

The ultimate outcome of these matters cannot presently be determined. Accordingly, the ultimate resolution of these matters could have a material adverse effect on Xcel Energy’s financial position and results of operations.

St. Cloud Gas Explosion — On Dec. 11, 1998, a natural gas explosion in St. Cloud, Minn., killed four people, including two NSP-Minnesota employees, injured approximately 14 people and damaged several buildings. The accident occurred as a crew from Cable Constructors Inc. (CCI) was installing fiber-optic cable for Seren. Seren, CCI and Sirti, an architecture/engineering firm retained by Seren, are named as defendants in 24 lawsuits relating to the explosion. NSP-Minnesota, Seren’s parent company at the time, is a defendant in 21 of the lawsuits. In addition to compensatory damages, plaintiffs are seeking punitive damages against CCI and Seren. NSP-Minnesota and Seren deny any liability for this accident. On July 11, 2000, the National Transportation Safety Board issued a report, which determined that

CCI’s inadequate installation procedures and delay in reporting the natural gas hit were the proximate causes of the accident. NSP-Minnesota has a self-insured retention deductible of $2 million with general liability coverage limits of $185 million. Seren’s primary insurance coverage is $1 million and its secondary insurance coverage is $185 million. The ultimate cost to Xcel Energy, NSP-Minnesota and Seren, if any, is presently unknown.

California Litigation — NRG and other power generators and power traders have been named as defendants in a multi-district litigation proceeding. These cases were all filed in late 2000 and 2001 in various state courts throughout California. They allege unfair competition, market manipulation, and price fixing. All the cases were removed to the appropriate United States District Courts, and were thereafter made the subject of a petition to the multi-district litigation panel. The cases were ultimately assigned to Judge Whaley. In December 2002, Judge Whaley issued an opinion finding that federal jurisdiction was absent in the district court, and remanded the cases to state court. On Feb. 20, 2003, however, the Ninth Circuit stayed the remand order and accepted jurisdiction to hear an appeal of the remand order. NRG anticipates that filed-rate/federal preemption pleading challenges will once again be filed once the remand appeal is decided. A notice of bankruptcy filing regarding NRG has also been filed in this action, providing notice of the involuntary petition.

Although the complaints contain a number of allegations, the basic claim is that, by underbidding forward contracts and exporting electricity to surrounding markets, the defendants, acting in collusion, were able to drive up wholesale prices on the Real Time and Replacement Reserve markets, through the Western Coordinating Council and otherwise. The complaints allege that the conduct violated California antitrust and unfair competition laws. NRG does not believe that it has engaged in any illegal activities, and intends to vigorously defend these lawsuits. These six civil actions brought against NRG and other power generators and power traders in California have been consolidated in the San Diego County Superior Court, and the plaintiffs in these six consolidated civil actions filed a master amended complaint reiterating the allegations contained in their complaints and alleging that the defendants’ anti-competitive conduct damaged the general public and class members in an amount in excess of $1.0 billion. Two of the defendants in these actions, Reliant and Duke, subsequently filed cross-complaints naming additional market participants, some of whom removed the actions to the United States District Court for the Southern District of California federal court. Now under advisement in that court is the plaintiffs’ motion to remand the cases to state court and motions by the cross-defendants to dismiss the cases against them.

In addition, Public Utility District No. 1 of Snohomish County, Washington, has filed a suit against NRG, Xcel Energy and several other market participants in United States District Court for the Central District of California contending that some of its trading strategies, as reported to the FERC in response to that agency’s investigation of trading strategies discussed above, violated the California Business and Professions Code. Public Utility District No. 1 of Snohomish County contends that the effect of those strategies was to increase amounts that it paid for wholesale power in the spot market in the Pacific Northwest. Judge Whaley granted a motion to dismiss on the grounds of federal preemption and filed-rate doctrine, which the plaintiffs have appealed.

Separate class action lawsuits alleging unfair competition similar to those filed in California, as discussed previously, have bee filed in Oregon and Washington. These lawsuits have named both Xcel Energy and NRG as respondents.

California Attorney General — In addition to the litigation described above, the California Attorney General has undertaken an investigation into actions affecting electricity prices in California. In connection with this investigation, the Attorney General has issued subpoenas and requested other information from Dynegy and NRG. NRG responded to the interrogatories as requested. Management cannot make any evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss in the above-referenced private actions at this time. NRG knows of no evidence implicating NRG Energy in plaintiffs’ allegations of collusion.

FirstEnergy Arbitration Claim — In August 2002, FirstEnergy terminated the purchase agreements pursuant to which NRG had agreed to purchase four generating stations for approximately $1.5 billion. FirstEnergy’s cited rationale for terminating the agreements was an alleged anticipatory breach by NRG. FirstEnergy notified NRG that it is reserving the right to pursue legal action against NRG and us for damages. On Feb. 21, 2003, FirstEnergy submitted filings with the United States Bankruptcy Court in Minnesota seeking permission to file a demand for arbitration against NRG. On Feb. 26, 2002, FirstEnergy commenced the arbitration proceedings against NRG, but have yet to quantify their damage claim. NRG cannot presently predict the outcome of this dispute.

General Electric Company and Siemens Westinghouse Turbine Purchase Disputes — NRG and/or its affiliates have entered into several turbine purchase agreements with affiliates of General Electric Company (GE) and Siemens. GE and Siemens have notified NRG that it is in default under certain of those contracts, terminated such contracts, and demanded that NRG pay the termination fees set forth in such contracts. GE’s claim amounts to $120 million and Siemens’ approximately $45 million in cumulative termination charges. NRG has recorded a liability for the amounts they believe they owe under the contracts and termination provisions. NRG cannot estimate the likelihood of unfavorable outcomes in these disputes.

Fortistar Litigation — On Feb. 26, 2003, Fortistar Capital, Inc. and Fortistar Methane, LLC filed a $1-billion lawsuit in the Federal District Court for the Northern District of New York against Xcel Energy Inc. and five former NRG Energy, Inc. (NRG) or NEO Corp. employees. In the lawsuit, Fortistar claims that the defendants violated the Racketeer Influenced and Corrupt Organizations Act (RICO) and committed fraud by engaging in a pattern of negotiating and executing agreements “they intended not to comply with” and “made false statements later to conceal their fraudulent promises.” The allegations against Xcel Energy are, for the most part, limited to purported activities related to the contract for the Pike Energy power facility in Mississippi and statements related to an “equity infusion” into NRG by Xcel Energy. The plaintiffs allege damages of some $350 million and also assert entitlement to a trebling of these damages under the provisions of the RICO. The present and former NRG and NEO officers and employees have requested indemnity from NRG, which requests NRG is now examining. Xcel Energy cannot at this time estimate the likelihood of an unfavorable outcome to the defendants in this lawsuit.

Itiquira Energetica — NRG’s indirectly controlled Brazilian project company, Itiquira Energetica S.A., the owner of a 156-megawatt hydro project in Brazil, is currently in arbitration with a former contractor for the project, Inepar Industria e Construcoes (Inepar). The dispute was commenced by Itiquira in September, 2002 and pertains to certain matters arising under the agreement with the contractor. Itiquira principally asserts that Inepar breached the contract and caused damages to Itiquira by (i) failing to meet milestones for substantial completion; (ii) failing to provide adequate resources to meet such milestones; (iii) failing to pay subcontractors amounts due; and (iv) being insolvent. Itiquira’s arbitration claim is for approximately $40 million. Inepar has asserted in the arbitration that Itiquira breached the contact and caused damages to Inepar by failing to recognize events of force majeure as grounds for excused delay and extensions of scope of services and material under the contract. Inepar’s damage claim is for approximately $10 million. On Nov. 12, 2002, Inepar submitted its affirmative statement of claim, and Itiquira submitted its response and statement of counterclaims on Dec. 14, 2002. Inepar replied to Itiquira’s response and counterclaims on Jan. 14, 2003. Itiquira was to submit its reply on March 14, 2003, and a hearing was held on March 21, 2003. NRG cannot estimate the likelihood of an unfavorable outcome in this dispute.

NRG Bankruptcy — On Oct. 17, 2002, a petition commencing an involuntary bankruptcy proceeding pursuant to Chapter 7 of the Bankruptcy Code was filed against LSP-Pike Energy, LLC, a subsidiary of NRG, by Stone & Webster, Inc. and Shaw Constructors, Inc., the joining petitioners in the Minnesota involuntary case described above, in the United States Bankruptcy Court for the Southern District of Mississippi. In their petition, the joining petitioners sought recovery of allegedly unpaid contractual construction-related obligations in an aggregate amount of $74 million, which amount LSP-Pike Energy, LLC has disputed. LSP-Pike Energy, LLC filed an answer to the petition in the Mississippi involuntary case and served various interrogatory and deposition discovery requests on the joining petitioners. The Mississippi Bankruptcy Court has not entered any order for relief in the Mississippi involuntary case.

On Nov. 22, 2002, five former NRG executives filed an involuntary Chapter 11 petition against NRG in the United States Bankruptcy Court for the District of Minnesota (Minnesota bankruptcy Court). Under provisions of federal law, NRG has the full authority to continue to operate its business as if the involuntary petition had not been filed unless and until a court hearing on the validity of the involuntary petition is resolved adversely to NRG. NRG responded to the involuntary petition, contesting the petitioners’ claims and filing a motion to dismiss the case. A hearing has been set for April 10, 2003 to consider the motion to dismiss. In their petition, the petitioners sought recover of severance and other benefits of approximately $28 million.

NRG and its counsel have been involved in negotiations with the petitioners and their counsel. As a result of these negotiations, NRG and the petitioners reached an agreement and compromise regarding their respective claims against each other (Settlement Agreement). In February 2003, the settlement agreement was executed, pursuant to which NRG agreed to pay the petitioners an aggregate settlement in the amount of $12 million.

On Feb. 28, 2003, Stone & Webster, Inc. and Shaw Constructors, Inc. filed a petition alleging that they hold unsecured, non-contingent claims against NRG in a joint amount of $100 million. The Minnesota Bankruptcy Court has discretion in reviewing and ruling on the motion to dismiss and the review and approval of the Settlement Agreement. There is a risk that the Minnesota Bankruptcy Court may, among other things, reject the Settlement Agreement or enter an order for relief under Chapter 11 of Title 11 of the Bankruptcy Code.

See Note 4 for additional discussion of possible NRG bankruptcy.

NRG Energy, Inc. Shareholder Litigation (Delaware); Rosenfeld v. NRG Energy, Inc. (Minnesota) — In February 2002, individual stockholders of NRG filed nine separate, but similar, purported class action complaints in the Delaware Court of Chancery, subsequently consolidated and with a single amended complaint, against Xcel Energy, NRG and the nine members of NRG’s board of directors. In March, 2002, a similar class action lawsuit was filed in the state trial court for Hennepin County Minnesota. Each of the actions challenged the proposed purchase by Xcel Energy, via exchange offer and follow-up merger, of the approximately 26 percent of the outstanding shares of NRG that it did not already own; contained various allegations of wrongdoing on the part of the defendants in connection with the proposed purchase, including violations of fiduciary duties of loyalty and candor; and sought injunctive and damage relief and an award of fees and expenses. In April 2002 counsel for the parties to the consolidated action in the Delaware Court of Chancery and the Minnesota action entered into a memorandum of understanding setting forth an agreement in principle to settle the actions based on the increase by Xcel Energy of the exchange ratio in the offer and merger to 0.5000 but subject to confirmatory discovery, definitive documentation, and court approval. The Minnesota action has subsequently been dismissed without prejudice. As to the Delaware actions, the settlement has not been documented, approved or consummated, and, in light of developments in the litigation that is described under the heading immediately below, it is uncertain whether the settlement will proceed.

Xcel Energy, Inc. Securities Litigation — On July 31, 2002, a lawsuit purporting to be a class action on behalf of purchasers of Xcel Energy’s common stock between Jan. 31, 2001 and July 26, 2002, was filed in the United States District Court for the District of Minnesota. The complaint named Xcel Energy; Wayne H. Brunetti, chairman, president and chief executive officer; Edward J. McIntyre, former vice president and chief financial officer; and former chairman, James J. Howard as defendants. Among other things, the complaint alleged violations of Section 10(b) of the Securities Exchange Act and Rule 10(b-5) related to allegedly false and misleading disclosures concerning various issues including but not limited to “round trip” energy trades, the nature, extent and seriousness of liquidity and credit difficulties at NRG, and the existence of cross-default provisions (with NRG credit agreements) in certain of Xcel Energy’s credit agreements. After the filing of the lawsuit, several additional lawsuits were filed with similar allegations, one of which added claims on behalf of a purported class of purchasers of two series of Senior Notes issued by NRG in January 2001. The cases have all been consolidated, and a consolidated amended complaint has been filed. The amended complaint charges false and misleading disclosures concerning “round trip” energy trades and the existence of provisions in Xcel Energy’s credit agreements for cross-defaults in the event of a default by NRG in one or more of NRG’s credit agreements; it adds as additional defendants Gary R. Johnson, General Counsel, Richard C. Kelly, president of Xcel Energy Enterprises, three former executive officers of NRG, David H. Peterson, Leonard A. Bluhm, and William T. Pieper, and a former independent director of NRG, Luella G. Goldberg; and it adds claims of false and misleading disclosures, also regarding “round trip” trades and the cross-default provisions, as well the extent to which the “fortunes” of NRG were tied to Xcel Energy, especially in the event of a buyback of NRG’s publicly owned shares, under Section 11 of the Securities Act with respect to issuance of the Senior Notes. The amended complaint seeks compensatory and rescissionary damages, interest, and an award of fees and expenses. The defendants have not yet responded to the amended complaint. Discovery has not commenced.

Xcel Energy Inc. Shareholder Derivative Action; Essmacher v. Brunetti; McLain v. Brunetti — On Aug. 15, 2002, a shareholder derivative action was filed in the United States District Court for the District of Minnesota, purportedly on behalf of Xcel Energy, against the directors and certain present and former officers citing essentially the same circumstances as the securities class actions described immediately preceding and asserting breach of fiduciary duty. This action has been consolidated for pre-trial purposes with the securities class actions. After the filing of this action, two additional derivative actions were filed in the state trial court for Hennepin County, Minnesota, against essentially the same defendants, focusing on allegedly wrongful energy trading activities and asserting breach of fiduciary duty for failure to establish adequate accounting controls, abuse of control, and gross mismanagement. Considered collectively, the complaints seek compensatory damages, a return of compensation received, and awards of fees and expenses. In each of the cases, the defendants filed motions to dismiss the complaint for failure to make a proper pre-suit demand, or in the federal court case, to make any pre-suit demand at all, upon Xcel Energy’s board of directors. The motions have not yet been ruled upon. Discovery has not commenced.

Newcome v. Xcel Energy Inc.; Barday v. Xcel Energy Inc. — On Sept. 23, 2002 and Oct. 9, 2002, two essentially identical actions were filed in the United States District Court for the District of Colorado, purportedly on behalf of classes of employee participants in Xcel Energy’s, and its predecessors’, 401(k) or ESOP plans from as early as Sept. 23, 1999 forward. The complaints in the actions, which name as defendants Xcel Energy, its directors, certain former directors, and certain of present and former officers. The complaints allege violations of the Employee Retirement Income Security Act in the form of breach of fiduciary duty in allowing or encouraging purchase, contribution and/or retention of Xcel Energy’s common stock in the plans and making misleading statements and omissions in that regard. The complaints seek injunctive relief, restitution, disgorgement and other remedial relief, interest and an award of fees and expenses. The defendants have filed motions to dismiss the complaints upon which no rulings have yet been made. The plaintiffs have made certain voluntary disclosure of information, but otherwise discovery has not commenced. Upon motion of defendants, the cases have been transferred to the District of Minnesota for purposes of coordination with the securities class actions and shareholders derivative action pending there.

Stone & Webster, Inc. v. Xcel Energy, Inc. — On Oct. 17, 2002, Stone & Webster, Inc. and Shaw Constructors, Inc. filed an action in the United States District Court in Mississippi against Xcel Energy; Wayne H. Brunetti, chairman, president and chief executive officer; Richard C. Kelly, president of Xcel Energy Enterprises; NRG and certain NRG subsidiaries. Plaintiffs allege they had a contract with a single purpose NRG subsidiary for construction of a power generation facility, which was abandoned before completion but after substantial sums had been spent by plaintiffs. They allege breach of contract, breach of an NRG guarantee, breach of fiduciary duty, tortious interference with contract, detrimental reliance, misrepresentation, conspiracy, and aiding and abetting, and seek to impose alter ego liability on defendants other than the contracting NRG subsidiary through piercing the corporate veil. The complaint seeks compensatory damages of at least $130 million plus demobilization and cancellation costs and punitive damages at least treble the compensatory damages. On Dec. 23, 2002, defendants filed motions to dismiss the complaint, which have not yet been ruled upon. No trial date has been set in this matter, and Xcel Energy cannot presently predict the outcome of this dispute. Plaintiffs have commenced what they characterize as jurisdictional discovery, which defendants are resisting.

New York Independent System Operator (NYISO) Claims — In November 2002, the NYISO notified NRG of claims related to New York City mitigation adjustments, general NYISO billing adjustments and other miscellaneous charges related to sales between November 2000 and October 2002. NRG contests both the validity and calculation of the claims and is currently negotiating with the NYISO over the ultimate disposition. Accordingly, NRG reduced its revenues by $21.7 million and recorded a corresponding reserve for the receivable.

Huntley and Dunkirk Litigation — In January 2002, the New York Attorney General and the New York Department of Environmental Control (NYDEC) filed suit in federal district court in New York against NRG and Niagara Mohawk Power Corp. (NiMo), the prior owner of the Huntley and Dunkirk facilities in New York. The lawsuit relates to physical changes made at those facilities prior to NRG’s assumption of ownership. The complaint alleges that these changes represent major modifications undertaken without the required permits having been obtained. Although NRG has a right to indemnification by the previous owner for fines, penalties, assessments and related losses resulting from the previous owner’s failure to comply with environmental laws and regulations, NRG could be enjoined from operating the facilities if the facilities are found not to comply with applicable permit requirements. In addition, NRG could be required to bear the costs of installing emissions controls. In July, 2002, NRG filed a motion to dismiss. On March 27, 2003, the court dismissed the complaint against NRG without prejudice. If the case is litigated to a judgment and there is an unfavorable outcome, NRG has estimated that the total investment that would be required to install pollution control devices could be as high as $300 million over a ten to twelve-year period. NRG has asserted that NiMo is obligated to indemnify it for any related compliance costs associated with resolution of the NYDEC enforcement action.

In July 2001, Niagara Mohawk Power Corp. filed a declaratory judgment action in the Supreme Court for the State of New York, County of Onondaga, against NRG and its wholly owned subsidiaries Huntley Power LLC and Dunkirk Power LLC. Niagara Mohawk Power Corp. requests a declaration by the court that, pursuant to the terms of the asset sales agreement (ASA) under which NRG purchased the Huntley and Dunkirk generating facilities from Niagara Mohawk, defendants have assumed liability for any costs for the installation of emissions controls or other modifications to or related to the Huntley or Dunkirk plants imposed as a result of violations or alleged violations of environmental law. Niagara Mohawk Power Corporation also requests a declaration by the court that, pursuant to the ASA, defendants have assumed all liabilities, including liabilities for natural resource damages, arising from emissions or releases of pollutants from the Huntley and Dunkirk plants, without regard to whether such emissions or releases occurred before, on or after the closing date for the purchase of the Huntley and Dunkirk plants. NRG has counterclaimed against Niagara Mohawk Power Corp., and the parties have exchanged discovery requests.

On Oct. 2, 2000, plaintiff NiMo commenced an action against NRG to recover net damages through the date of judgment, as well as any additional amounts due and owing for electric service provided to the Dunkirk Plant after Sept. 18, 2000. NiMo claims that NRG has failed to pay retail tariff amounts for utility services commencing on or about June 11, 1999 and continuing to Sept. 18, 2000 and thereafter. On Aug. 9, 2002 the parties filed a stipulation consolidating this action with two other actions against the Huntley and Oswego subsidiaries of NRG. On Oct. 8, 2002, a Stipulation and Order was filed in the Erie County Clerk’s Office staying this action pending submission of some or all of the disputes in the action to the FERC. NRG cannot make an evaluation of the likelihood of an unfavorable outcome. The cumulative potential loss could exceed $35 million.

Other Contingencies

Operating Contingency — As discussed in Note 19, NSP-Minnesota is experiencing uncertainty regarding its ability to store used nuclear fuel from its Prairie Island and Monticello nuclear generating facilities. These facilities store used nuclear fuel in a storage pool or dry cask storage on the plant site, pending the availability of a DOE high-level radioactive substance storage or permanent disposal facility, or a private interim storage facility.

The Prairie Island plant is licensed by the federal Nuclear Regulatory Commission (NRC) to store up to 48 casks of spent fuel at the plant. In 1994, the Minnesota Legislature adopted a limit on dry cask storage of 17 casks for the entire state. The 17 casks, which stand outside the Prairie Island plant, are now full, and under the current configuration, the storage pool within the plant would be full by 2007. Prairie Island cannot operate beyond 2007 unless the existing spent fuel is moved or the storage capacity is increased. Because the 17-cask limit is a statewide limit, the Monticello plant cannot, under current state law, store spent fuel in dry casks. Monticello’s on-site storage pool is expected to be full in 2010. Monticello cannot operate beyond 2010 unless the existing spent fuel is moved or the storage capacity is increased. Capitalized costs for Prairie Island and Monticello are being depreciated over these available storage periods, and no unamortized plant investment is expected to remain if the plants must shut down in 2007 and 2010, respectively.

Due to the investment decisions required to be made in conjunction with the continued efficient operation of the nuclear plants, as well as the time and cost involved to develop alternatives to the existing nuclear power generation, NSP-Minnesota believes a decision is necessary in 2003 by the Minnesota Legislature whether the state will allow the continued use of nuclear power in the future. Prairie Island will only be able to continue operating beyond 2007 with legislative authorization of additional storage space. If additional storage space for continued operations is not authorized, and interim storage is not available, legislation may be required to ensure expedited siting and permitting of new generation or transmission facilities in time to replace the power supply currently provided from NSP-Minnesota’s nuclear plants.

NSP-Minnesota has developed replacement power options, including purchasing new coal or natural gas generation sources. The feasibility of supplementing new generation sources with additional wind turbines has been reviewed. These options have been presented to the 2003 Minnesota Legislature. Each option involves a balance of cost, environmental impacts and production efficiencies. Based on the review of these options, NSP-Minnesota believes the most reliable, lowest-cost, emissions-free method to provide the needed 1,700 megawatts of energy is to continue to operate the nuclear power plants at Prairie Island and Monticello, which is possible only with the additional approved storage capacity for spent fuel, either on-site or in a private facility. We cannot predict at this time what resource decisions the Minnesota Legislature or MPUC may make regarding the continued use of NSP-Minnesota’s Prairie Island and Monticello nuclear plants. If decisions are not made that allow the plants’ use beyond the storage capacity period, additional costs may need to be incurred to provide replacement power, either from new generating plants or from purchased power. The amount of such additional costs, and the level of corresponding rate recovery provided, are not determinable at this time but may be material.

Tax Matters — PSCo’s wholly owned subsidiary PSR Investments, Inc. (PSRI) owns and manages permanent life insurance policies on PSCo employees, known as corporate-owned life insurance (COLI). At various times, we have made borrowings against the cash values of these COLI policies and deducted the interest expense on these borrowings. The IRS had issued a Notice of Proposed Adjustment proposing to disallow interest expense deductions taken in tax years 1993 through 1997 related to COLI policy loans. A request for technical advice from the IRS National Office with respect to the proposed adjustment had been pending. Late in 2001, Xcel Energy received a technical advice memorandum from the IRS National Office, which communicated a position adverse to PSRI. Consequently, we expect the IRS examination division to begin the process of disallowing the interest expense deductions for the tax years 1993 through 1997.

After consultation with tax counsel, it is Xcel Energy’s position that the IRS determination is not supported by the tax law. Based upon this assessment, management continues to believe that the tax deduction of interest expense on the COLI policy loans is in full compliance with the tax law. Therefore, Xcel Energy intends to challenge the IRS determination, which could require several years to reach final resolution. Although the ultimate resolution of this matter is uncertain, management continues to believe the resolution of this matter will not have a material adverse impact on Xcel Energy’s financial position, results of operations or cash flows. For this reason, PSRI has not recorded any provision for income tax or interest expense related to this matter and has continued to take deductions for interest expense related to policy loans on its income tax returns for subsequent years. However, defense of Xcel Energy’s position may require significant cash outlays on a temporary basis, if refund litigation is pursued in United States District Court.

The total disallowance of interest expense deductions for the period of 1993 through 1997, as proposed by the IRS, is approximately $175 million. Additional interest expense deductions for the period 1998 through 2002 are estimated to total approximately $317 million. Should the IRS ultimately prevail on this issue, tax and interest payable through Dec. 31, 2002, would reduce earnings by an estimated $214 million after tax.

Seren — At Dec. 31, 2002, Xcel Energy’s investment in Seren was approximately $255 million. Seren had capitalized $290 million for plant in service and had incurred another $21 million for construction work in progress for these systems. The construction of its broadband communications network in Minnesota and California has resulted in consistent losses. Management currently intends to hold and operate Seren, and believes that no asset impairment exists. Xcel Energy projects improvements in Seren’s operating results, with positive cash flows in 2005 and an earnings contribution anticipated in 2008.

Xcel Energy International — At Dec. 31, 2002, Xcel Energy’s investment in Argentina, through Xcel Energy International, was approximately $112 million. In December 2002, a subsidiary of Xcel Energy decided it would no longer fund one of its power projects in Argentina. This decision resulted in the shutdown of the Argentina plant facility, pending financing of a necessary maintenance outage. Updated cash flow projections for the plant were insufficient to provide full recovery of Xcel International’s investment. An impairment write-down of approximately $13 million was recorded in the fourth quarter of 2002.

19.     Nuclear Obligations

Fuel Disposal — NSP-Minnesota is responsible for temporarily storing used or spent nuclear fuel from its nuclear plants. The DOE is responsible for permanently storing spent fuel from NSP-Minnesota’s nuclear plants as well as from other U.S. nuclear plants. NSP-Minnesota has funded its portion of the DOE’s permanent disposal program since 1981. The fuel disposal fees are based on a charge of 0.1 cent per kilowatt-hour sold to customers from nuclear generation. Fuel expense includes DOE fuel disposal assessments of approximately $13 million in 2002, $11 million in 2001 and $12 million in 2000. In total, NSP-Minnesota had paid approximately $312 million to the DOE through Dec. 31, 2002. However, we cannot determine whether the amount and method of the DOE’s assessments to all utilities will be sufficient to fully fund the DOE’s permanent storage or disposal facility.

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

NSP-Minnesota has its own temporary, on-site storage facilities for spent fuel at its Monticello and Prairie Island nuclear plants. With the dry cask storage facilities approved in 1994, management believes it has adequate storage capacity to continue operation of its Prairie Island nuclear plant until at least 2007. The Monticello nuclear plant has storage capacity to continue operations until 2010. Storage availability to permit operation beyond these dates is not assured at this time. We are investigating all of the alternatives for spent fuel storage until a DOE facility is available, including pursuing the establishment of a private facility for interim storage of spent nuclear fuel as part of a consortium of electric utilities. If on-site temporary storage at Prairie Island reaches approved capacity, we could seek interim storage at this or another contracted private facility, if available.

Nuclear fuel expense includes payments to the DOE for the decommissioning and decontamination of the DOE’s uranium enrichment facilities. In 1993, NSP-Minnesota recorded the DOE’s initial assessment of $46 million, which is payable in annual installments from 1993 to 2008. NSP-Minnesota is amortizing each installment to expense on a monthly basis. The most recent installment paid in 2002 was $4 million; future installments are subject to inflation adjustments under DOE rules. NSP-Minnesota is obtaining rate recovery of these DOE assessments through the cost-of-energy adjustment clause as the assessments are amortized. Accordingly, we deferred the unamortized assessment of $21 million at Dec. 31, 2002, as a regulatory asset.

Plant Decommissioning — Decommissioning of NSP-Minnesota’s nuclear facilities is planned for the years 2010 through 2022, using the prompt dismantlement method. We are currently following industry practice by ratably accruing the costs for decommissioning over the approved cost recovery period and including the accruals in Accumulated Depreciation. Consequently, the total decommissioning cost obligation and corresponding assets currently are not recorded in Xcel Energy’s Consolidated Financial Statements.

Monticello began operation in 1971 and is licensed to operate until 2010. Prairie Island units 1 and 2 began operation in 1973 and 1974, respectively, and are licensed to operate until 2013 and 2014, respectively. Once a decision is made by the Minnesota Legislature regarding interim spent fuel storage facilities, Xcel Energy will make a decision on whether to pursue license renewal for Monticello and Prairie Island plants. Applications for license renewal must be submitted to the Nuclear Regulatory Commission (NRC) at least five years prior to license expiration. Preliminary scoping efforts for license renewal of the Monticello plant have begun, including data collection and review. The Prairie Island license renewal process has not yet begun. Xcel Energy’s decision whether to apply for license renewal approval could be contingent on incremental plant maintenance or capital expenditures, recovery of which would be expected from customers through the respective rate recovery mechanisms. Management cannot predict the specific impact of such future requirements, if any, on its results of operations.

In 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143 — “Accounting for Asset Retirement Obligations.” This statement will require NSP-Minnesota to record its future nuclear plant decommissioning obligations as a liability at fair value with a corresponding increase to the carrying value of the related long-lived asset. The liability will be increased to its present value each period, and the capitalized cost will be depreciated over the useful life of the related long-lived asset. If at the end of the asset’s useful life the recorded liability differs from the actual obligations paid, SFAS No. 143 requires a gain or loss be recognized at that time. However, rate-regulated entities may recognize a regulatory asset or liability instead, if the criteria for SFAS No. 71 are met. NSP-Minnesota adopted SFAS No. 143 as required on Jan. 1, 2003. For additional information, see Note 20 to the Financial Statements.

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

The MPUC last approved NSP-Minnesota’s nuclear decommissioning study request in April 2000, using 1999 cost data. A new filing was submitted to the MPUC in October 2002 and requests continuation of the current accrual. Since the timeframe is getting short on the recovery of the Prairie Island costs, less than five years at the start of 2003, NSP-Minnesota has recommended that the next filing be submitted in October 2003. The Department of Commerce has recommended that the internal fund, which is currently being transferred to the external funds, be transferred over a shorter period of time. This proposal would increase the fund cash contribution by approximately $13 million in 2003, but may not have a statement of operations impact. Although we expect to operate Prairie Island through the end of each unit’s licensed life, the approved capital recovery would allow for the plant to be fully depreciated, including the accrual and recovery of decommissioning costs, in 2007. This is about seven years earlier than each unit’s licensed life. The approved recovery period for Prairie Island has been reduced because of the uncertainty regarding spent-fuel storage. We believe future decommissioning cost accruals will continue to be recovered in customer rates.

The total obligation for decommissioning currently is expected to be funded 100 percent by external funds, as approved by the MPUC. Contributions to the external fund started in 1990 and are expected to continue until plant decommissioning begins. The assets held in trusts as of Dec. 31, 2002, primarily consisted of investments in fixed income securities, such as tax-exempt municipal bonds and U.S. government securities that mature in one to 20 years, and common stock of public companies. We plan to reinvest matured securities until decommissioning begins.

At Dec. 31, 2002, NSP-Minnesota had recorded and recovered in rates cumulative decommissioning accruals of $662 million. The following table summarizes the funded status of NSP-Minnesota’s decommissioning obligation at Dec. 31, 2002:

(Thousands of dollars)	2002

Estimated decommissioning cost obligation from most recently approved study (1999 dollars)	$958,266
Effect of escalating costs to 2002 dollars (at 4.35 percent per year)	130,573

Estimated decommissioning cost obligation in current dollars	1,088,839
Effect of escalating costs to payment date (at 4.35 percent per year)	805,435

Estimated future decommissioning costs (undiscounted)	1,894,274
Effect of discounting obligation (using risk-free interest rate)	(828,087)

Discounted decommissioning cost obligation	1,066,187
Assets held in external decommissioning trust	617,048

Discounted decommissioning obligation in excess of assets currently held in external trust	$449,139

Decommissioning expenses recognized include the following components:

(Thousands of dollars)	2002	2001	2000

Annual decommissioning cost accrual reported as depreciation expense:
Externally funded	$51,433	$51,433	$51,433
Internally funded (including interest costs)	(18,797)	(17,396)	(16,111)
Interest cost on externally funded decommissioning obligation	(32)	4,535	5,151
Earnings from external trust funds	32	(4,535)	(5,151)

Net decommissioning accruals recorded	$32,636	$34,037	$35,322

Decommissioning and interest accruals are included with Accumulated Depreciation on the Consolidated Balance Sheet. Interest costs and trust earnings associated with externally funded obligations are reported in Other Nonoperating Income on the statement of operations.

Negative accruals for internally funded portions in 2000, 2001 and 2002 reflect the impacts of the 1999 decommissioning study, which has approved an assumption of 100-percent external funding of future costs. Previous studies assumed a portion was funded internally; beginning in 2000, accruals are reversing the previously accrued internal portion and increasing the external portion prospectively.

20.     Regulatory Assets and Liabilities

Our regulated businesses prepare their Consolidated Financial Statements in accordance with the provisions of SFAS No. 71, as discussed in Note 1 to the Consolidated Financial Statements. Under SFAS No. 71, regulatory assets and liabilities can be created for amounts that regulators may allow us to collect, or may require us to pay back to customers in future electric and natural gas rates. Any portion of our business that is not regulated cannot use SFAS No. 71 accounting. The components of unamortized regulatory assets and liabilities shown on the balance sheet at Dec. 31 were:

		Remaining
(Thousands of dollars)	Note Reference	Amortization Period	2002	2001

AFDC recorded in plant (a)		Plant Lives	$154,158	$149,591
Conservation programs (a)(e)		Up to Five Years	53,860	65,825
Losses on reacquired debt	1	Term of Related Debt	85,888	95,394
Environmental costs	18,19	To be determined	30,974	20,169
Unrecovered electric production costs (d)	1	27 months	67,709	—
Unrecovered natural gas costs (b)	1	One to Two Years	11,950	11,316
Deferred income tax adjustments	1	Mainly Plant Lives	18,611	17,799

		Remaining
(Thousands of dollars)	Note Reference	Amortization Period	2002	2001

Nuclear decommissioning costs(c)		Up to Eight Years	53,567	68,484
Employees’ postretirement benefits other than pension	13	Ten Years	38,899	42,942
Employees’ postemployment benefits	2	One Year	—	119
Renewable resource costs		To be determined	26,000	17,500
State commission accounting adjustments (a)		Plant Lives	19,157	7,578
Other		Various	15,630	5,725

Total regulatory assets			$576,403	$502,442

Investment tax credit deferrals			$109,571	$117,257
Unrealized gains from decommissioning investments	19		112,145	149,041
Pension costs-regulatory differences	13		287,615	215,687
Interest on income tax refunds			6,569	—
Fuel costs, refunds and other			2,527	1,957

Total regulatory liabilities			$518,427	$483,942

(a)	Earns a return on investment in the ratemaking process. These amounts are amortized consistent with recovery in rates.

(b)	Excludes current portion with expected rate recovery within 12 months of $12 million and $22 million for 2002 and 2001, respectively.

(c)	These costs do not relate to NSP-Minnesota’s nuclear plants. They relate to DOE assessments, as discussed previously, and unamortized costs for PSCo’s Fort St. Vrain nuclear plant decommissioning.

(d)	Excludes current portion with expected rate recovery within 12 months of $54 million and $0 million for 2002 and 2001, respectively

(e)	2001 amount includes accrued conservation incentives, which were approved in 2001.

This table excludes deferred energy charges expected to be recovered within the next 12 months of $28 million for 2002, and energy cost recovery expected to be returned to customers within the next 12 months of $26 million for 2001.

SFAS No. 143 — In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143 — “Accounting for Asset Retirement Obligations.” This statement will require Xcel Energy to record its future nuclear plant decommissioning obligations as a liability at fair value with a corresponding increase to the carrying value of the related long-lived asset. The liability will be increased to its present value each period, and the capitalized cost will be depreciated over the useful life of the related long-lived asset. If at the end of the asset’s life the recorded liability differs from the actual obligations paid, SFAS No. 143 requires that a gain or loss be recognized at that time. However, rate-regulated entities may recognize a regulatory asset or liability instead, if the criteria for SFAS No. 71 — “Accounting for the Effects of Certain Types of Regulation” are met.

Xcel Energy currently follows industry practice by ratably accruing the costs for decommissioning over the approved cost recovery period and including the accruals in accumulated depreciation. At Dec. 31, 2002, Xcel Energy recorded and recovered in rates $662 million of decommissioning obligations and had estimated discounted decommissioning cost obligations of $1.1 billion based on approvals from the various state commissions, which used a single scenario. However, with the adoption of SFAS No. 143, a probabilistic view of several decommissioning scenarios were used, resulting in an estimated discounted decommissioning cost obligation of $1.6 billion.

Xcel Energy expects to adopt SFAS No. 143 as required on Jan. 1, 2003. In current estimates for adoption, the initial value of the liability, including cumulative accretion expense through that date, would be approximately $869 million. This liability would be established by reclassifying accumulated depreciation of $573 million and by recording two long-term assets totaling $296 million. A gross capitalized asset of $130 million would be recorded and would be offset by accumulated depreciation of $89 million. In addition, a regulatory asset of approximately $166 million would be recorded for the cumulative effect adjustment related to unrecognized depreciation and accretion under the new standard. Management expects that the entire transition amount would be recoverable in rates over time and, therefore, would support this regulatory asset upon adoption of SFAS No. 143.

Xcel Energy has completed a detailed assessment of the specific applicability and implications of SFAS No. 143 for obligations other than nuclear decommissioning. Other assets that may have potential asset retirement obligations include ash ponds, any generating plant with a Part 30 license and electric and natural gas transmission and distribution assets on property under easement agreements. Easements are generally perpetual and require retirement action only upon abandonment or cessation of use of the property for the specified purpose. The liability is not estimable because Xcel Energy intends to utilize these properties indefinitely. The asset retirement obligations for the ash ponds and generating plants cannot be reasonably estimated due to an indeterminate life for the assets associated with the ponds and uncertain retirement dates for the generating plants. Since the time period for retirement is unknown, no liability would be recorded. When a retirement date is certain, a liability will be recorded.

The adoption of SFAS No. 143 in 2003 will also affect Xcel Energy's accrued plant removal costs for other generation, transmission and distribution facilities for its utility subsidiaries. Although SFAS No. 143 does not recognize the future accrual of removal costs as a Generally Accepted Accounting Principles liability, long-standing ratemaking practices approved by applicable state and federal regulatory commissions have allowed provisions for such costs in historical depreciation rates. These removal costs have accumulated over a number of years based on varying rates as authorized by the appropriate regulatory entities. Given the long periods over which the amounts were accrued and the changing of rates through time, we have estimated the amount of removal costs accumulated through historic depreciation expense based on current factors used in the existing depreciation rates. Accordingly, the estimated amounts of future removal costs, which are considered regulatory liabilities under SFAS No. 143 that are accrued in accumulated depreciation, are as follows at December 31, 2002:
(Millions of Dollars)

NSP-Minnesota	$304
NSP-Wisconsin	70
PSCo	329
SPS	97

21.     Segments and Related Information

Xcel Energy has the following reportable segments: Electric Utility, Natural Gas Utility and its nonregulated energy business, NRG. Previously, e prime was considered a reportable segment due to the significance of its gross trading revenues. However, with the change in reporting of trading operations to a net basis, as discussed in Note 1 to the Consolidated Financial Statements, e prime is no longer a reportable segment due to its net trading margins/revenue being below the quantitative thresholds. e prime is included in the All Other category for all periods presented.

•	Xcel Energy’s Electric Utility generates, transmits and distributes electricity in Minnesota, Wisconsin, Michigan, North Dakota, South Dakota, Colorado, Texas, New Mexico, Wyoming, Kansas and Oklahoma. It also makes sales for resale and provides wholesale transmission service to various entities in the United States. Electric Utility also includes electric trading.

•	Xcel Energy’s Natural Gas Utility transmits, transports, stores and distributes natural gas and propane primarily in portions of Minnesota, Wisconsin, North Dakota, Michigan, Arizona, Colorado and Wyoming.

•	NRG develops, acquires, owns and operates several nonregulated energy-related businesses, including independent power production, commercial and industrial heating and cooling, and energy-related refuse-derived fuel production, both domestically and outside the United States.

Revenues from operating segments not included previously are below the necessary quantitative thresholds and are therefore included in the All Other category. Those primarily include a company that trades and markets natural gas throughout the United States; a company involved in nonregulated power and natural gas marketing activities throughout the United States; a company that invests in and develops cogeneration and energy-related projects; a company that is engaged in engineering, design construction management and other miscellaneous services; a company engaged in energy consulting, energy efficiency management, conservation programs and mass market services; an affordable housing investment company; a broadband telecommunications company; and several other small companies and businesses.

To report net income for electric and natural gas utility segments, Xcel Energy must assign or allocate all costs and certain other income. In general, costs are:

•	directly assigned wherever applicable;

•	allocated based on cost causation allocators wherever applicable; and

•	allocated based on a general allocator for all other costs not assigned by the above two methods.

The accounting policies of the segments are the same as those described in Note 1 to the Consolidated Financial Statements. Xcel Energy evaluates performance by each legal entity based on profit or loss generated from the product or service provided.

Business Segments

					Reconciling
(Thousands of dollars)	Electric Utility	Natural Gas Utility	NRG (b)	All Other (b)	Eliminations	Consolidated Total

2002
Operating revenues from external customers (a)	$5,437,017	$1,397,799	$2,212,153	$405,839	$—	$9,452,808
Intersegment revenues	987	4,949	—	165,732	(171,665)	3
Equity in earnings (losses) of unconsolidated affiliates (a)	—	—	68,996	2,565	—	71,561

Total revenues	$5,438,004	$1,402,748	$2,281,149	$574,136	$(171,665)	$9,524,372

Depreciation and amortization	$647,491	$92,868	$256,199	$40,871	$—	$1,037,429
Financing costs, mainly interest expense	286,180	52,583	493,956	131,383	(46,022)	918,080
Income tax expense (credit)	301,875	53,831	(165,382)	(818,309)	—	(627,985)
Segment net income (loss)	$478,711	$98,517	$(3,464,282)	$715,140	$(46,077)	$(2,217,991)

2001
Operating revenues from external customers (a)	$6,463,401	$2,051,199	$2,201,427	$397,895	$—	$11,113,922
Intersegment revenues	978	4,501	1,859	178,111	(183,019)	2,430
Equity in earnings (losses) of unconsolidated affiliates (a)	—	—	210,032	7,038	—	217,070

Total revenues	$6,464,379	$2,055,700	$2,413,318	$583,044	$(183,019)	$11,333,422

Depreciation and amortization	$617,320	$92,989	$169,596	$26,398	$—	$906,303
Financing costs, mainly interest expense	265,285	49,108	389,311	115,127	(52,055)	766,776
Income tax expense (credit)	351,181	41,077	28,052	(88,939)	—	331,371
Segment income (loss) before extraordinary items	$535,182	$81,562	$265,204	$(56,879)	$(40,390)	$784,679
Extraordinary items, net of tax	11,821	—	—	(1,534)	—	10,287
Segment net income (loss)	$547,003	$81,562	$265,204	$(58,413)	$(40,390)	$794,966

2000
Operating revenues from external customers (a)	$5,704,683	$1,466,478	$1,670,774	$195,236	$—	$9,037,171
Intersegment revenues	1,179	5,761	2,256	132,347	(137,962)	3,581
Equity in earnings (losses) of unconsolidated affiliates (a)	—	—	139,364	43,350	—	182,714

Total revenues	$5,705,862	$1,472,239	$1,812,394	$370,933	$(137,962)	$9,223,466

Depreciation and amortization	$574,018	$85,353	$97,304	$10,071	$—	$766,746
Financing costs, mainly interest expense	333,512	60,755	250,790	67,696	(59,780)	652,973
Income tax expense (credit)	261,942	36,962	86,903	(86,777)	—	299,030
Segment income (loss) before extraordinary items	$340,634	$57,911	$182,935	$(20,083)	$(15,609)	$545,788
Extraordinary items, net of tax	(18,960)	—	—	—	—	(18,960)
Segment net income (loss)	$321,674	$57,911	$182,935	$(20,083)	$(15,609)	$526,828

(a)

	2002		2001		2000

(Millions of Dollars)	NRG	All Other	NRG	All Other	NRG	All Other

Operating revenues from external customers — United States	$1,874	$369	$1,886	$362	$1,575	$195
Operating revenues from external customers — international	338	37	315	36	96	—
Equity in earnings of unconsolidated affiliates — United States	20	3	151	6	121	8
Equity in earnings of unconsolidated affiliates — international	49	—	59	1	18	35
Consolidated earnings (loss) — international	(695)	18	100	6	39	29

NRG’s international assets were $2,36  million and $3,199 million in 2002 and 2001, respectively. NRG’s equity investments and projects outside the United States were $310 million and $417 million in 2002 and 2001, respectively.

All Other’s international assets were $69 million and $138 million in 2002 and 2001, respectively. All Other’s investments and projects outside the United States were $0 and $37 million in 2002 and 2001, respectively.

(b)	NRG segment represents the consolidated results of NRG excluding the earnings attributable to minority shareholders of NRG prior to June 2002, when Xcel Energy acquired a 100 percent ownership in NRG. All Other includes minority interest income (expense) related to NRG of $(13.6) million in 2002, $65.6 million in 2001, and $29.2 million in 2000. Also, in 2002 All Other includes income tax benefits related to Xcel Energy’s investment in NRG of $706 million, as discussed in Note 11 to the Consolidated Financial Statements.

22.     Summarized Quarterly Financial Data (Unaudited)

     Subsequent to the issuance of Xcel Energy’s financial statements for the quarter ended Sept. 30, 2002, NRG’s management determined that the accounting for certain transactions required revision.

     NRG determined that it had misapplied the provisions of SFAS No. 144 related to asset grouping in connection with the review for impairment of its long-lived assets during the quarter ended Sept. 30, 2002. SFAS No. 144 requires that for purposes of testing recoverability, assets be grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. NRG recalculated the asset impairment tests in accordance with SFAS No. 144 using the appropriate asset grouping for independent cash flows for each generation facility. As a result, NRG concluded that asset impairments should have been recorded for two projects known as Bayou Cove Peaking Power LLC and Somerset Power LLC. Since NRG concluded that the “triggering events” that led to the impairment charge were experienced in the third quarter of 2002, the asset impairments related to these projects should have been recorded as of Sept. 30, 2002. NRG calculated the asset impairment charges for Bayou Cove Peaking Power LLC and Somerset Power LLC to be $126.5 million and $49.3 million, respectively.

     In connection with NRG’s year-end audit, two additional items were found to be inappropriately recorded as of Sept. 30, 2002. These items included the inappropriate treatment of interest rate swap transactions as cash flow hedges and the decrease in the value of a bond remarketing option from the original price paid by NRG. The error correction for the interest rate swaps resulted in the recording of additional income of $61.6 million as of Sept. 30, 2002. The recognition of the decrease in the value of the remarketing option resulted in a charge to income of $15.9 million as of Sept. 30, 2002.

     A summary of the significant effects of the restatement including the impact of fourth quarter discontinued operations decisions, on Xcel Energy’s consolidated statements of operations for the three and nine months ended Sept. 30, 2002 is as follows:

	As Previously Reported		As Restated

	Three Months	Nine Months	Three Months	Nine Months
(Thousands of dollars, except per share amounts)	Ended	Ended	Ended	Ended

Consolidated Statements of Operations:
Revenue	$2,473,331	$7,070,824	$2,473,331	$7,070,824
Operating income	(1,948,725)	(1,334,201)	(2,140,418)	(1,525,894)
Income (loss) from continuing operations	(1,496,959)	(1,317,413)	(1,627,039)	(1,447,493)
Discontinued operations — income (loss)	(577,001)	(565,741)	(577,001)	(565,741)
Net income (loss)	(2,073,960)	(1,883,154)	(2,204,040)	(2,013,234)
Earnings (loss) available for common shareholders	(2,075,020)	(1,886,334)	(2,205,100)	(2,016,414)
Earnings (loss) per share from continuing operations: basic and diluted	$(3.77)	$(3.51)	$(4.10)	$(3.85)
Earnings (loss) per share discontinued operations: basic and diluted	$(1.45)	$(1.50)	$(1.45)	$(1.50)
Earnings per share: basic and diluted	$(5.22)	$(5.01)	$(5.55)	$(5.35)

During the fourth quarter of 2002, NRG determined that it had inadvertently offset its investment in Jackson County, Mississippi, bonds in the amount of $155.5 million against long-term debt of the same amount owed to the County. This resulted in an understatement of NRG’s assets and liabilities by $155.5 million as of Sept. 30, 2002. In addition, the restatement for Bayou Cove Peaking LLC and Somerset Power LLC impairments reduced the previously reported net property, plant and equipment balance by $175.8 million. The restatement for the interest rate swaps had no impact on total shareholder’s equity and the restatement for the remarketing option reduced other assets by $15.9 million.

     Summarized quarterly unaudited financial data is as follows:

	Quarter Ended

			Sept. 30, 2002
	March 31, 2002	June 30, 2002	As Restated	Dec. 31, 2002
(Thousands of dollars, except per share amounts)	(a)	(a)	(a)(d)	(a)

Revenue (c)	$2,370,584	$2,226,909	$2,473,331	$2,453,548
Operating income (loss)	298,977	315,548	(2,140,418)	93,562
Income (loss) from continuing operations	93,929	85,617	(1,627,039)	(213,877)
Discontinued operations — income (loss)	9,575	1,685	(577,001)	9,120
Net income (loss)	103,504	87,302	(2,204,040)	(204,757)
Earnings (loss) available for common shareholders	102,444	86,242	(2,205,100)	(205,818)
Earnings (loss) per share from continuing operations: basic and diluted	$0.26	$0.22	$(4.10)	$(0.54)
Earnings (loss) per share discontinued operations: basic and diluted	$0.03	$—	$(1.45)	$0.02
Earnings (loss) per share total : basic and diluted	$0.29	$0.22	$(5.55)	$(0.52)

	Quarter Ended

(Thousands of dollars, except per share amounts)	March 31, 2001	June 30, 2001(b)	Sept. 30, 2001	Dec. 31, 2001(b)

Revenue (c)	$3,174,066	$2,743,822	$2,931,799	$2,483,735
Operating income	461,097	416,843	635,884	344,323
Income from continuing operations before extraordinary items	191,974	162,654	264,823	118,236
Discontinued operations — income (loss)	17,336	5,203	8,080	16,373
Extraordinary items — income	—	—	—	10,287
Net income	209,310	167,857	272,903	144,896
Earnings available for common shareholders	208,250	166,797	271,843	143,835
Earnings per share from continuing operations before extraordinary items: basic & diluted	$0.56	$0.47	$0.77	$0.34
Earnings per share — discontinued operations: basic & diluted	$0.05	$0.02	$0.02	$0.05
Earnings per share — extraordinary items:
basic and diluted	$—	$—	$—	$0.03
Earnings per share: basic and diluted	$0.61	$0.49	$0.79	$0.42

(a)	2002 results include special charges and unusual items in all quarters, as discussed in Note 2 to the Consolidated Financial Statements.

•	First-quarter results were decreased by $9 million, or 1 cent per share, for a special charge related to utility/service company employee restaffing costs, and by $5 million, or 1 cent per share, for regulatory recovery adjustments at SPS.

•	Second-quarter results were decreased by $36 million, or 9 cents per share, for NEO-related special charges taken by NRG.

•	Third-quarter results (as restated) were decreased by $2.5 billion, or $5.97 per share, for special charges related to NRG asset impairments and financial restructuring, and were increased by $676 million, or $1.77 per share, due to estimated tax benefits related to Xcel Energy’s investment in NRG.

•	Fourth-quarter results were decreased by $100 million, or 24 cents per share, for special charges related to NRG asset impairments and financial restructuring costs, and increased by $30 million, or $0.08 per share, due to revisions to the estimated tax benefits related to Xcel Energy’s investment in NRG.

(b)	2001 results include special charges and unusual items in the second and fourth quarters, as discussed in Note 2 to the Consolidated Financial Statements.

•	Second-quarter results were increased by $41 million, or 7 cents per share, for conservation incentive adjustments, and decreased by $23 million, or 4 cents per share, for a special charge related to post employment benefits.

•	Fourth-quarter results were decreased by $39 million, or 7 cents per share, for a special charge related to employee restaffing costs.

(c)	Certain items in the 2001 and 2002 quarterly income statements have been reclassified to conform to the 2002 annual presentation. These reclassifications included the netting of trading revenues and expenses previously reported gross, and NRG’s discontinued operations, as discussed in Notes 1 and 3 to the Consolidated Financial Statements, respectively.

(d)	Third-quarter 2002 results for NRG have been restated from amounts previously reported. NRG’s asset impairments and restructuring charges for the quarter have been restated, increasing NRG’s operating expenses by $192 million and a correction for interest rate swaps resulted in additional income of $62 million, for a net effect of $130 million in additional loss for the quarter. As a result, Xcel Energy’s Special Charges included in operating expenses for the quarter ended Sept. 30, 2002 increased by $192 million, or $0.50 per share.

Item 9 — Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

During 2001 and 2002, and through the date of this report, there were no disagreements with Xcel Energy’s independent public accountants on accounting principles or practices, financial statement disclosures, or auditing scope or procedures.

On March 27, 2002, the Audit Committee of Xcel Energy’s Board of Directors recommended, and the Xcel Energy Board approved, the decision to engage Deloitte & Touche LLP as its new principal independent accountants for 2002. Accordingly, on March 27, 2002, Xcel Energy’s management informed Arthur Andersen LLP that the firm would no longer be engaged as its principal independent accountants. The reports of Arthur Andersen LLP on the financial statements of the Company for its year ended Dec. 31, 2001 or 2000 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. Further, during 2000 and 2001, and through March 27, 2002, there have been no reportable events (as defined in Commission Regulation S-K Item 304 (a)(1)(v)).

Xcel Energy has requested that Arthur Andersen LLP furnish it with a letter addressed to the Commission stating whether or not it agrees with the above statements. Arthur Andersen LLP’s letter dated March 29, 2002, is incorporated by reference as Exhibit 16.01 to this Form 10-K.

PART III

Item 10 — Directors and Executive Officers of the Registrant

Information required under this Item with respect to directors is set forth in the Registrant’s Proxy Statement for its 2003 Annual Meeting of Shareholders’ under the caption “Election of Directors,” which is incorporated by reference. Information with respect to Executive Officers is included in Item 1 to this report.

Item 11 — Executive Compensation

Information required under this Item is set forth in the Registrant’s Proxy Statement for its 2003 Annual Meeting of Shareholders under the caption “Executive Compensation,” which is incorporated by reference.

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of the directors and officers of Xcel Energy is contained under the caption “Common Stock Ownership of Directors and Executive Officers” in the Xcel Energy Proxy Statement for its 2003 Annual Meeting of Shareholders which is incorporated by reference.

Information concerning securities authorized for issuance under equity compensation plans is contained in Xcel Energy’s Proxy Statement for its 2003 Annual Meeting of Shareholders, which is incorporated by reference.

Item 13 — Certain Relationships and Related Transactions

Information concerning relationships and related transactions of the directors and officers of Xcel Energy is contained in the Xcel Energy Proxy Statement for its 2003 Annual Meeting of Shareholders, which is incorporated by reference.

Item 14 — Controls and Procedures

Xcel Energy maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Within the 90 day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of Xcel Energy’s management, including the Chief Executive Officer (CEO) and Chief

Financial Officer (CFO), of the effectiveness of Xcel Energy’s disclosure controls and procedures. Based on that evaluation and except as indicated otherwise in the next paragraph, the CEO and CFO have concluded that Xcel Energy’s disclosure controls and procedures are effective.

During the fourth quarter of 2002, Xcel Energy's wholly owned subsidiary, NRG, determined that there were certain deficiencies in the internal controls relating to financial reporting at NRG caused by NRG's pending financial restructuring and business realignment. During the second half of 2002, there were material changes and vacancies in senior NRG management positions and a diversion of NRG financial and management resources to restructuring efforts. These circumstances detracted from NRG's ability through its internal controls to timely monitor and accurately assess the impact of certain transactions, as would be expected in an effective financial reporting control environment. NRG has dedicated and will continue to dedicate in 2003 resources to make corrections to those control deficiencies. Notwithstanding the foregoing and as indicated in the certification accompanying the signature page to this report, the Certifying Officers have certified that, to the best of their knowledge, the financial statements, and other financial information included in this report on Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of Xcel Energy as of, and for the periods presented in this report.

Subsequent to the date of their evaluation, there were no significant changes in Xcel Energy’s internal controls or in other factors that could significantly affect these controls.

Item 15 — Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1.	Financial Statements and Schedules

Reports of Independent Auditors for the years ended Dec. 31, 2002, 2001 and 2000.

Statements of Operations for the three years ended Dec. 31, 2002.

Statements of Cash Flows for the three years ended Dec. 31, 2002.

Balance Sheets, Dec. 31, 2002 and 2001.

Notes to Financial Statements

Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended Dec. 31, 2002, 2001 and 2000

2.	Exhibits
* Indicates incorporation by reference

+ Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

Xcel Energy

2.01*	Agreement and Plan of Merger, dated as of March 24, 1999, by and between Northern States Power Co. and New Century Energies, Inc. (Incorporated by reference to Exhibit 2.1 to the Report on Form 8-K (File No. 1-12907) of New Century Energies, Inc. dated March 24, 1999).

3.01*	Restated Articles of Incorporation of the Company (Filed as Exhibit 4.01 to the Company’s Form 8-K (File no. 1-3034) filed on August 21, 2000).

3.02*	By-Laws of the Company (Filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File no. 333-48590) filed on October 25, 2000).

4.01*	Trust Indenture dated Dec. 1, 2000, between Xcel Energy Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee. (Filed as Exhibit 4.01 to the Company’s Form 8-K Report (File No. 1-3034) dated Dec. 18, 2000).

4.02*	Supplemental Trust Indenture dated Dec. 15, 2000, between Xcel Energy Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, creating $600 million principal amount of 7 percent Senior Notes, Series due 2010. (Filed as Exhibit 4.01 to the Company’s Form 8-K Report (File No. 1-3034) dated Dec. 18, 2000).

4.03*	Stockholder Protection Rights Agreement dated Dec. 13, 2000, between Xcel Energy Inc. and Wells Fargo Bank Minnesota, N.A., as Rights Agent. (Filed as Exhibit 1 to the Company’s Form 8-K Report (File No. 1-3034) dated Jan. 4, 2001).

4.04*	Subordinated Convertible Note, dated Feb. 28, 2002, between NRG Energy, Inc. and Xcel Energy Inc. (Filed as Exhibit 4.112 to the Company’s Registration Statement on Form S-4 (File no. 333-84264) filed on March 13, 2002).

4.05*	$400 million Five-Year Credit Agreement. (Files as Exhibit 99.02 to Form 8-K (File No. 001-03034) filed Aug. 6, 2002)

4.125	Registration Rights Agreement dated Nov. 21, 2002 by and among Xcel Energy Inc. and Merrill Lynch, Pierce, Fenner & Smith Inc. and Lazard Freres & Co. LLC.

4.136	Redemption Agreement dated Nov. 25, 2002 by and among Xcel Energy Inc. and the Buyers listed on Exhibit A thereto.

4.137	Xcel Energy Inc. 7.5 percent Convertible Senior Notes due 2007, Indenture dated as of Nov. 21, 2002

NSP-Minnesota

4.05*	Trust Indenture, dated Feb. 1, 1937, from NSP to Harris Trust and Savings Bank, as Trustee. (Exhibit B-7 to File No. 2-5290).

4.06*	Supplemental and Restated Trust Indenture, dated May 1, 1988, from NSP to Harris Trust and Savings Bank, as Trustee. (Exhibit 4.02 to Form 10-K of NSP for the year 1988, File No. 1-3034). Supplemental Indentures between NSP and said Trustee, supplemental to Exhibit 4.03, dated as follows:

4.07*	June 1, 1942 (Exhibit B-8 to File No. 2-97667).

4.08*	Feb. 1, 1944 (Exhibit B-9 to File No. 2-5290).

4.09*	Oct. 1, 1945 (Exhibit 7.09 to File No. 2-5924).

4.10*	July 1, 1948 (Exhibit 7.05 to File No. 2-7549).

4.11*	Aug. 1, 1949 (Exhibit 7.06 to File No. 2-8047).

4.12*	June 1, 1952 (Exhibit 4.08 to File No. 2-9631).

4.13*	Oct. 1, 1954 (Exhibit 4.10 to File No. 2-12216).

4.14*	Sept. 1, 1956 (Exhibit 2.09 to File No. 2-13463).

4.15*	Aug. 1, 1957 (Exhibit 2.10 to File No. 2-14156).

4.16*	July 1, 1958 (Exhibit 4.12 to File No. 2-15220).

4.17*	Dec. 1, 1960 (Exhibit 2.12 to File No. 2-18355).

4.18*	Aug. 1, 1961 (Exhibit 2.13 to File No. 2-20282).

4.19*	June 1, 1962 (Exhibit 2.14 to File No. 2-21601).

4.20*	Sept. 1, 1963 (Exhibit 4.16 to File No. 2-22476).

4.21*	Aug. 1, 1966 (Exhibit 2.16 to File No. 2-26338).

4.22*	June 1, 1967 (Exhibit 2.17 to File No. 2-27117).

4.23*	Oct. 1, 1967 (Exhibit 2.01R to File No. 2-28447).

4.24*	May 1, 1968 (Exhibit 2.01S to File No. 2-34250).

4.25*	Oct. 1, 1969 (Exhibit 2.01T to File No. 2-36693).

4.26*	Feb. 1, 1971 (Exhibit 2.01U to File No. 2-39144).

4.27*	May 1, 1971 (Exhibit 2.01V to File No. 2-39815).

4.28*	Feb. 1, 1972 (Exhibit 2.01W to File No. 2-42598).

4.29*	Jan. 1, 1973 (Exhibit 2.01X to File No. 2-46434).

4.30*	Jan. 1, 1974 (Exhibit 2.01Y to File No. 2-53235).

4.31*	Sept. 1, 1974 (Exhibit 2.01Z to File No. 2-53235).

4.32*	April 1, 1975 (Exhibit 4.01AA to File No. 2-71259).

4.33*	May 1, 1975 (Exhibit 4.01BB to File No. 2-71259).

4.34*	March 1, 1976 (Exhibit 4.01CC to File No. 2-71259).

4.35*	June 1, 1981 (Exhibit 4.01DD to File No. 2-71259).

4.36*	Dec. 1, 1981 (Exhibit 4.01EE to File No. 2-83364).

4.37*	May 1, 1983 (Exhibit 4.01FF to File No. 2-97667).

4.38*	Dec. 1, 1983 (Exhibit 4.01GG to File No. 2-97667).

4.39*	Sept. 1, 1984 (Exhibit 4.01HH to File No. 2-97667).

4.40*	Dec. 1, 1984 (Exhibit 4.01II to File No. 2-97667).

4.41*	May 1, 1985 (Exhibit 4.36 to Form 10-K for the year 1985, File No. 1-3034).

4.42*	Sept. 1, 1985 (Exhibit 4.37 to Form 10-K for the year 1985, File No. 1-3034).

4.43*	July 1, 1989 (Exhibit 4.01 to Form 8-K dated July 7, 1989, File No. 1-3034).

4.44*	June 1, 1990 (Exhibit 4.01 to Form 8-K dated June 1, 1990, File No. 1-3034).

4.45*	Oct. 1, 1992 (Exhibit 4.01 to Form 8-K dated Oct. 13, 1992, File No. 1-3034).

4.46*	April 1, 1993 (Exhibit 4.01 to Form 8-K dated March 30, 1993, File No. 1-3034).

4.47*	Dec. 1, 1993 (Exhibit 4.01 to Form 8-K dated Dec. 7, 1993, File No. 1-3034).

4.48*	Feb. 1, 1994 (Exhibit 4.01 to Form 8-K dated Feb. 10, 1994, File No. 1-3034).

4.49*	Oct. 1, 1994 (Exhibit 4.01 to Form 8-K dated Oct. 5, 1994, File No. 1-3034).

4.50*	June 1, 1995 (Exhibit 4.01 to Form 8-K dated June 28, 1995, File No. 1-3034).

4.51*	April 1, 1997 (Exhibit 4.47 to Form 10-K for the year 1997, File No. 1-3034).

4.52*	March 1, 1998 (Exhibit 4.01 to Form 8-K dated March 11, 1998, File No. 1-3034).

4.53*	May 1, 1999 (Exhibit 4.49 to Form 10 of NSP-Minnesota, File No. 000-31709).

4.54*	June 1, 2000 (Exhibit 4.50 to Form 10 of NSP-Minnesota, File No. 000-31709).

4.55*	Aug. 1, 2000 (Assignment and Assumption of Trust Indenture) (Exhibit 4.51 to Form 10 of NSP-Minnesota, File No. 000-31709).

4.56*	Subordinated Debt Securities Indenture, dated as of Jan. 30, 1997, between Xcel Energy and Norwest Bank Minnesota, National Association, as trustee. (Exhibit 4.02 to Form 8-K dated Jan. 28, 1997, File No. 001-03034).

4.57*	Preferred Securities Guarantee Agreement, dated as of Jan. 31, 1997, between Xcel Energy and Wilmington Trust Company, as Trustee. (Exhibit 4.05 to Form 8-K dated Jan. 28, 1997, File No. 001-03034).

4.58*	Preferred Securities Guarantee Agreement, dated as of Aug. 18, 2000, between Northern States Power Company and Wilmington Trust Company, as Trustee. (Exhibit 4.54 to Form 10 of NSP-Minnesota, File No. 000-31709).

4.59*	Amended and Restated Declaration of Trust of NSP Financing I, dated as of Jan. 31, 1997, including form of Preferred Security. (Exhibit 4.10 to Form 8-K dated Jan. 28, 1997, File No. 001-03034).

4.60*+	Supplemental Indenture, dated as of Jan. 31, 1997, between Xcel Energy and Norwest Bank Minnesota, National Association, as trustee, including form of Junior Subordinated Debenture. (Exhibit 4.12 to Form 8-K dated Jan. 28, 1997, File No. 001-03034).

4.61*	Supplemental Trust Indenture dated Aug. 18, 2000 between Xcel Energy, Northern States Power Co. and Wells Fargo Bank Minnesota, National Association, as Trustee (Exhibit 4.57 to Form 10 of NSP-Minnesota, File No. 000-31709).

4.62*	Common Securities Guarantee Agreement dated as of Jan. 31, 1997, between Xcel Energy and Wilmington Trust Co., as Trustee. (Exhibit 4.13 to Form 8-K dated Jan. 28, 1997, File No. 001-03034).

4.63*	Common Securities Guarantee Agreement dated as of Aug. 18, 2000, between NSP and Wilmington Trust Co., as Trustee. (Exhibit 4.59 to Form 10 of NSP-Minnesota, File No. 000-31709).

4.64*	Subscription Agreement, dated as of Jan. 28, 1997, between NSP Financing I and NSP. (Exhibit 4.14 to Form 8-K dated Jan. 28, 1997, File No. 001-03034).

4.65*	Trust Indenture, dated July 1, 1999, between NSP and Norwest Bank Minnesota, National Association, as Trustee. (Exhibit 4.01 to Form 8-K dated July 21, 1999, File No. 1-03034).

4.66*	Supplemental Trust Indenture, dated July 15, 1999, between NSP and Norwest Bank Minnesota, National Association, as Trustee. (Exhibit 4.02 to Form 8-K dated July 21, 1999, File No. 1-03034).

4.67*	Supplemental Trust Indenture, dated Aug. 18, 2000, among Xcel Energy, Northern States Power Co. and Wells Fargo Bank Minnesota, National Association, as Trustee. (Exhibit 4.63 to Form 10 of NSP-Minnesota, File No. 000-31709).

4.117*	Supplemental Trust Indenture dated June 1, 2002, between Northern States Power Co. (a Minnesota Corporation) and BNY Midwest Trust Co., as successor trustee (Exhibit 4.05 to Form 10-Q, dated Sept. 30, 2002, File No. 000-31709).

4.118*	Supplemental Trust Indenture dated July 1, 2002, between Northern States Power Co. (a Minnesota Corporation) and BNY Midwest Trust Co., as successor trustee (Exhibit 4.06 to Form 10-Q, dated Sept. 30, 2002, File No. 000-31709).

4.119*	Supplemental Trust Indenture dated July 1, 2002, between Northern States Power Co. (a Minnesota Corporation) and Wells Fargo Bank Minnesota, National Association, as trustee (Exhibit 4.01 to Form 8-k, dated July 8, 2002, File No. 000-31709).

4.120*	Supplemental Trust Indenture dated Aug. 1, 2002, between Northern States Power Co. (a Minnesota Corporation) and BNY Midwest Trust Co., as successor trustee (Exhibit 4.01 to Form 8-k, dated Aug. 22, 2002, File No. 000-31709).

4.121*	Registration Rights Agreement dated Aug. 29, 2002, between Northern States Power Co. (a Minnesota Corporation) and Initial Bond Purchasers (Exhibit 4.1 to Form S-4, File No. 333-101531).

NSP-Wisconsin

4.68*	Copy of Trust Indenture, dated April 1, 1947, From NSP-Wisconsin to Firstar Trust Co. (formerly First Wisconsin Trust Co.). (Filed as Exhibit 7.01 to Registration Statement 2-6982).

4.69*	Copy of Supplemental Trust Indenture, dated March 1, 1949. (Filed as Exhibit 7.02 to Registration Statement 2-7825).

4.70*	Copy of Supplemental Trust Indenture, dated June 1, 1957. (Filed as Exhibit 2.13 to Registration Statement 2-13463).

4.71*	Copy of Supplemental Trust Indenture, dated Aug. 1, 1964. (Filed as Exhibit 4.20 to Registration Statement 2-23726).

4.72*	Copy of Supplemental Trust Indenture, dated Dec. 1, 1969. (Filed as Exhibit 2.03E to Registration Statement 2-36693).

4.73*	Copy of Supplemental Trust Indenture, dated Sept. 1, 1973. (Filed as Exhibit 2.03F to Registration Statement 2-49757).

4.74*	Copy of Supplemental Trust Indenture, dated Feb. 1, 1982. (Filed as Exhibit 4.01G to Registration Statement 2-76146).

4.75*	Copy of Supplemental Trust Indenture, dated March 1, 1982. (Filed as Exhibit 4.08 to Form 10-K Report 10-3140 for the year 1982).

4.76*	Copy of Supplemental Trust Indenture, dated June 1, 1986. (Filed as Exhibit 4.09 to Form 10-K Report 10-3140 for the year 1986).

4.77*	Copy of Supplemental Trust Indenture, dated March 1, 1988. (Filed as Exhibit 4.10 to Form 10-K Report 10-3140 for the year 1988).

4.78*	Copy of Supplemental and Restated Trust Indenture, dated March 1, 1991. (Filed as Exhibit 4.01K to Registration Statement 33-39831).

4.79*	Copy of Supplemental Trust Indenture, dated April 1, 1991. (Filed as Exhibit 4.01 to Form 10-Q Report 10-3140 for the quarter ended March 31, 1991).

4.80*	Copy of Supplemental Trust Indenture, dated March 1, 1993. (Filed as Exhibit to Form 8-K Report 10-3140 dated March 3, 1993).

4.81*	Copy of Supplemental Trust Indenture, dated Oct. 1, 1993. (Filed as Exhibit 4.01 to Form 8-K Report 10-3140 dated Sept. 21, 1993).

4.82*	Copy of Supplemental Trust Indenture, dated Dec. 1, 1996. (Filed as Exhibit 4.01 to Form 8-K Report 10-3140 dated Dec. 12, 1996).

4.83*	Trust Indenture dated September 1, 2000, between Northern States Power Co. and Firstar Bank, N.A. as Trustee. (Filed as Exhibit 4.01 to Form 8-K 10-3140 dated Sept. 25, 2000).

4.84*	Supplemental Trust Indenture dated September 15, 2000, between Northern States Power Co. and Firstar Bank, N.A. as Trustee, creating $80 million principal amount of 7.64 percent Senior Notes, Series due 2008. (Filed as Exhibit 4.02 to Form 8-K 10-3140 dated Sept. 25, 2000).

PSCo

4.85*	Indenture, dated as of Dec. 1, 1939, providing for the issuance of First Mortgage Bonds (Form 10 for 1946- Exhibit (B-1)).

4.86*	Indentures supplemental to Indenture dated as of Dec. 1, 1939:

	Previous Filing:			Previous Filing:
	Form; Date or	Exhibit		Form; Date or	Exhibit
Dated as of	File No.	No.	Dated as of	File No.	No.

March 14, 1941	10, 1946	B-2	Sept. 1, 1970	8-K, September 1970	2
May 14, 1941	10, 1946	B-3	Feb. 1, 1971	8-K, February 1971	2
April 28, 1942	10, 1946	B-4	Aug. 1, 1972	8-K, August 1972	2
April 14, 1943	10, 1946	B-5	June 1, 1973	8-K, June 1973	1
April 27, 1944	10, 1946	B-6	March 1, 1974	8-K, April 1974	2
April 18, 1945	10, 1946	B-7	Dec. 1, 1974	8-K, December 1974	1
April 23, 1946	10-K, 1946	B-8	Oct. 1, 1975	S-7, (2-60082)	2(b)(3)
April 9, 1947	10-K, 1946	B-9	April 28, 1976	S-7, (2-60082)	2(b)(4)
June 1, 1947	S-1, (2-7075)	7(b)	April 28, 1977	S-7, (2-60082)	2(b)(5)
April 1, 1948	S-1, (2-7671)	7(b)(1)	Nov. 1, 1977	S-7, (2-62415)	2(b)(3)
May 20, 1948	S-1, (2-7671)	7(b)(2)	April 28, 1978	S-7, (2-62415)	2(b)(4)
Oct. 1, 1948	10-K, 1948	4	Oct. 1, 1978	10-K, 1978	D(1)
April 20, 1949	10-K, 1949	1	Oct. 1, 1979	S-7, (2-66484)	2(b)(3)
April 24, 1950	8-K, April 1950	1	March 1, 1980	10-K, 1980	4(c)
April 18, 1951	8-K, April 1951	1	April 28, 1981	S-16, (2-74923)	4(c)
Oct. 1, 1951	8-K, November 1951	1	Nov. 1, 1981	S-16, (2-74923)	4(c)
April 21, 1952	8-K, April 1952	1	Dec. 1, 1981	10-K, 1981	4(c)
Dec. 1, 1952	S-9, (2-11120)	2(b)(9)	April 29, 1982	10-K, 1982	4(c)
April 15, 1953	8-K, April 1953	2	May 1, 1983	10-K, 1983	4(c)
April 19, 1954	8-K, April 1954	1	April 30, 1984	S-3, (2-95814)	4(c)
Oct. 1, 1954	8-K, October 1954	1	March 1, 1985	10-K, 1985	4(c)
April 18, 1955	8-K, April 1955	1	Nov. 1, 1986	10-K, 1986	4(c)
April 24, 1956	10-K, 1956	1	May 1, 1987	10-K, 1987	4(c)
May 1, 1957	S-9, (2-13260)	2(b)(15)	July 1, 1990	S-3, (33-37431)	4(c)
April 10, 1958	8-K, April 1958	1	Dec. 1, 1990	10-K, 1990	4(c)
May 1, 1959	8-K, May 1959	2	March 1, 1992	10-K, 1992	4(d)
April 18, 1960	8-K, April 1960	1	April 1, 1993	10-Q, June 30, 1993	4(a)
April 19, 1961	8-K, April 1961	1	June 1, 1993	10-Q, June 30, 1993	4(b)
Oct. 1, 1961	8-K, October 1961	2	Nov. 1, 1993	S-3, (33-51167)	4(a)(3)
March 1, 1962	8-K, March 1962	3(a)	Jan. 1, 1994	10-K, 1993	4(a)(3)
June 1, 1964	8-K, June 1964	1	Sept. 2, 1994	8-K, September 1994	4(a)
May 1, 1966	8-K, May 1966	2	May 1, 1996	10-Q, June 30, 1996	4(a)
July 1, 1967	8-K, July 1967	2	Nov. 1, 1996	10-K, 1996	4(a)(3)
July 1, 1968	8-K, July 1968	2	Feb. 1, 1997	10-Q, March 31, 1997	4(a)
April 25, 1969	8-K, April 1969	1	April 1, 1998	10-Q, March 31, 1998	4(a)
April 21, 1970	8-K, April 1970	1	Aug. 15, 2002	10-Q, Sept. 30, 2002	4.01
			Sept. 15, 2002	10-Q, Sept. 30, 2002	4.02
			Sept. 1, 2002	8-K, Sept. 18, 2002	4.02

4.87*	Indenture, dated as of Oct. 1, 1993, providing for the issuance of First Collateral Trust Bonds (Form 10-Q, Sept. 30, 1993 — Exhibit 4(a)).

4.88*	Indentures supplemental to Indenture dated as of Oct. 1, 1993:

	Previous Filing:			Previous Filing:
	Form; Date or	Exhibit		Form; Date or	Exhibit
Dated as of	File No.	No.	Dated as of	File No.	No.

Nov. 1, 1993	S-3, (33-51167)	4(b)(2)	Nov. 1, 1996	10-K, 1996	4(b)(3)
Jan. 1, 1994	10-K, 1993	4(b)(3)	Feb. 1, 1997	10-Q, March 31, 1997	4(b)

	Previous Filing:			Previous Filing:
	Form; Date or	Exhibit		Form; Date or	Exhibit
Dated as of	File No.	No.	Dated as of	File No.	No.

Sept. 2, 1994	8-K, September 1994	4(b)	April 1, 1998	10-Q, March 31, 1998	4(b)
May 1, 1996	10-Q, June 30, 1996	4(b)	Aug. 15, 2002	10-Q, Sept. 30, 2002	4.03
			Sept. 1, 2002	8-K, Sept. 18, 2002	4.01
			Sept. 15, 2002	10-Q, Sept. 30, 2002	4.04

4.89*	Indenture date May 1, 1998, between PSCo and The Bank of New York, providing for the issuance of Subordinated Debt Securities (Form 8-K, May 6, 1998 — Exhibit 4.2).

4.90*	Supplemental Indenture dated May 11, 1998, between PSCo and The Bank of New York, (Form 8-K, May 6, 1998 — Exhibit 4.3).

4.91*	Preferred Securities Guarantee Agreement dated May 11, 1998, between PSCo and The Bank of New York, (Form 8-K, May 6, 1998 — Exhibit 4.4).

4.92*	Amended and Restated Declaration of Trust of PSCo Capital and Trust I date May 11, 1998, (Form 8-K, May 6, 1998 - Exhibit 4.1).

4.93*	Indenture dated July 1, 1999, between PSCo and The Bank of New York, providing for the issuance of Senior Debt Securities (Form 8-K, July 13, 1999, Exhibit 4.1) and Supplemental Indenture dated July 15, 1999, between PSCo and The Bank of New York (Form 8-K, July 13, 1999, Exhibit 4.2).

4.122*	Registration Rights Agreement dated Sept. 26, 2002, between PSCo and Initial Bond Purchasers. (Exhibit 4.1 to Form S-4, File No. 333-101913).

SPS

4.94*	Indenture, dated as of Aug. 1, 1946, providing for the issuance of First Mortgage bonds (Registration No. 2-6910, Exhibit 7-A).

4.95*	Indentures supplemental to Indenture dated as of Aug. 1, 1946:

	Previous Filing:			Previous Filing:
	Form; Date or	Exhibit		Form; Date or	Exhibit
Dated as of	File No.	No.	Dated as of	File No.	No.

Feb. 1, 1967	2-25983	2-S	Feb. 1, 1985	10-K, August 1985	4(c)
Oct. 1, 1970	2-38566	2-T	July 15, 1992 (two)	10-K, August 1992	4(a)
Feb. 9, 1977	2-58209	2-Y	Dec. 1, 1992 (two)	10-Q, February 1993	4
March 1, 1979	2-64022	b(28)	Feb. 15, 1995	10-Q, May 1995	4
April 1, 1983 (two)	10-Q, May 1983	4(a)	March 1, 1996	333-05199	4(c)

4.96*	Indenture dated Feb. 1, 1999 between SPS and The Chase Manhattan Bank (Form 8-K, Feb. 25, 1999, Exhibit B).

4.97*	Supplemental Indenture dated March 1, 1999, between SPS and The Chase Manhattan Bank (Form 8-K, Feb. 25, 1999, Exhibit C).

4.98*	Supplemental Indenture dated October 1, 2001, between SPS and The Chase Manhattan Bank (Form 8-K, Oct. 23, 2001, Exhibit 4.01).

4.99*	Red River Authority for Texas Indenture of Trust dated July 1, 1991 (Form 10-K, Aug. 31, 1991 -Exhibit 4(b)).

4.100*	Indenture dated Oct. 21, 1996, between SPS and Wilmington Trust Co., (Form 10-Q, Nov. 30, 1996 — Exhibit 4(a)).

4.101*	Supplemental Indenture dated Oct. 21, 1996, between SPS and Wilmington Trust Co., (Form 10-Q, Nov. 30, 1996 — Exhibit 4(b)).

4.102*	Guarantee Agreement dated Oct. 21, 1996, between SPS and Wilmington Trust Co., (Form 10-Q, Nov. 30, 1996 — Exhibit 4(c)).

4.103*	Amended and Restated Trust Agreement dated Oct. 21, 1996, among SPS, David M. Wilks, as initial depositor, Wilmington Trust Co. and the administrative trustees named therein (Form 10-Q, Nov. 30, 1996 — Exhibit 4(d)).

4.104*	Agreement as to Expenses dated Oct. 21, 1996, between SPS and Southwestern Public Service Capital I, (Form 10-K, Dec. 31, 1996 — Exhibit F).

NRG Energy, Inc.

4.105*	Indenture, dated as of June 1, 1997, between NRG and Norwest Bank Minnesota, National Association. (Incorporated herein by reference to Exhibit 4.1 to NRG’s Form S-1 (File No. 333-33397)).

4.106*	Form of Exchange Notes. (Incorporated herein by reference to Exhibit 4.2 to NRG’s Form S-1 (File No. 333-33397).

4.107*	Loan Agreement, dated June 4, 1999 between NRG Northeast Generating LLC, Chase Manhattan Bank and Citibank, N.A. (Incorporated by reference to NRG’s Form 10-K (File No. 000-15891) for the year ended Dec. 31, 1999).

4.108*	Indenture between NRG and Norwest Bank Minnesota, National Association, as Trustee dated as of May 25, 1999 (incorporated herein by reference to Exhibit 4.1 to NRG’s current report on Form 8-K (File No. 000-15891) dated May 25, 1999 and filed on May 27, 1999).

4.109*	Indenture between NRG and NRG Northeast Generating LLC and The Chase Manhattan Bank, as Trustee dated as of Feb. 22, 2000. (Incorporated by reference to NRG’s Form 10-K (File No. 000-15891) for the year ended Dec. 31, 1999).

4.110*	NRG Energy Pass-Through Trust 2000-1, $250 million 8.70 percent Remarketable or Redeemable Securities (ROARS) due March 15, 2005. (Incorporated by reference to NRG’s Form 10-K (File No. 000-15891) for the year ended Dec. 31, 1999).

4.111*	Trust Agreement between NRG Energy, Inc. and The Bank of New York, as Trustee, dated March 20, 2000. (Incorporated by reference to NRG’s Form 10-K (File No. 000-15891) for the year ended Dec. 31, 1999).

4.112*	Indenture between NRG Energy, Inc. and the Bank of New York , as Trustee dated March 20, 2000, £160 million pounds sterling Reset Senior Notes due March 15, 2020. (Incorporated by reference to NRG’s Form 10-K (File No. 000-15891) for the year ended Dec. 31, 1999).

4.113*	Indenture, dated March 13, 2001, between NRG Energy, Inc. and The Bank of New York, a New York banking corporation, as Trustee. (Incorporated by reference to NRG’s current report on Form 8-K (File No. 001-15891) dated March 15, 2001).

4.114*	First Supplement Indenture, dated March 13, 2001, between NRG Energy, Inc. and The Bank of New York, a New York banking corporation, as Trustee. (Incorporated by reference to NRG’s current report on Form 8-K (File No. 001-15891) dated March 15, 2001).

4.115*	364-Day Revolving Credit Agreement dated as of March 8, 2002, among NRG Energy, Inc., The Financial Institutions Party hereto and ABN ANRO Bank N.V., as agent. (Incorporated by reference to NRG’s quarterly report on Form 10-Q (File No. 001-15891) for the quarter ended March 31, 2001).

4.116*	$2.0 billion credit agreement dated May 8, 2001 among NRG Finance Co. LLC and certain financial institutions named therein. (Incorporated by reference to NRG’s quarterly report on Form 10-Q (File No. 001-15891) for the quarter ended June 30, 2001).

4.126*	Indenture, dated as of Jan. 31, 1996, between NRG Energy and Norwest Bank Minnesota, National Association, as Trustee (Incorporated by reference to NRG’s Registration on Form S-1, File No. 333-33397).

4.127*	Indenture, dated as of Nov. 8, 1999, between NRG Energy and Norwest Bank Minnesota, National Association, as Trustee (Incorporated by reference to NRG’s Current Report on Form 8-k dated Nov. 16, 1999).

4.128*	Indenture, dated as of Sept. 11, 2000, between NRG Energy and Norwest Bank Minnesota, National Association, as Trustee (Incorporated by reference to NRG’s Current Report on Form 8-k dated Sept. 13, 2000).

4.129*	Form of Supplemental Indenture to be used in connection with the issuance of debentures (Incorporated by reference to NRG’s Registration Statement on Form S-3, File No. 333-52508).

4.130*	Form of Indenture (Incorporated by reference to NRG’s Registration Statement on Form S-3, File No. 333-52508).

4.131*	Form of Purchase Contract Agreement between NRG Energy and the Purchase Contract Agent to be named therein (Incorporated by reference to NRG’s Registration Statement on Form S-3, File No. 333-52508).

4.132*	Form of Corporate Unit Certificate (Incorporated by reference to NRG’s Registration Statement on Form S-3, File No. 333-52508).

4.133*	Form of Pledge Agreement among NRG Energy, the Collateral Agent and the Unit Agent, each to be named therein (Incorporated by reference to NRG’s Registration Statement on Form S-3, File No. 333-52508).

4.134*	Form of Remarketing Agreement among NRG Energy and The Bank of New York, a New York banking corporation, as Trustee (Incorporated by reference to NRG’s Registration Statement on Form S-3, File No. 333-52508).

4.135*	$600 million credit agreement among NRG Energy and certain financial institutions named therein (Incorporated by reference to NRG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

4.136*	Indenture dated June 18, 2002, between NRG Peaker Finance Company LLC, as Issuer, Bayou Cove Peaking Power LLC and Sterlington Power LLC, as Guarantors, XL Capital Assurance Inc., as Insurer, and Law Debenture Trust Co., as Successor Trustee to the Bank of New York (Incorporated by reference to NRG Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2002, File No. 001-15891).

4.137*	Common Agreement among XL Capital Assurance Inc., Goldman Sachs Mitsui Marine Derivative Products LP, the Bank of New York, as Trustee and Collateral Agent, NRG Peaker Finance Co. LLC and each Project Company Party thereto dated as of June 18, 2002 together with Annex A to the Common Agreement. (Incorporated by reference to NRG Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2002, File No. 001-15891).

4.138*	Contingent Guaranty Agreement in favor of Bank of New York, dated June 18, 2002. (Incorporated by reference to NRG Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2002, File No. 001-15891).

NSP-Minnesota

10.01*	Facilities Agreement, dated July 21, 1976, between NSP and the Manitoba Hydro-Electric Board relating to the interconnection of the 500 kilovolt (kv) line. (Exhibit 5.06I to File No. 2-54310).

10.02*	Transactions Agreement, dated July 21, 1976, between NSP and the Manitoba Hydro-Electric Board relating to the interconnection of the 500 kv line. (Exhibit 5.06J to File No. 2-54310).

10.03*	Coordinating Agreement, dated July 21, 1976, between NSP and the Manitoba Hydro-Electric Board relating to the interconnection of the 500 kv line. (Exhibit 5.06K to File No. 2-54310).

10.04*	Ownership and Operating Agreement, dated March 11, 1982, between NSP, Southern Minnesota Municipal Power Agency and United Minnesota Municipal Power Agency concerning Sherburne County Generating Unit No. 3. (Exhibit 10.01 to Form 10-Q for the quarter ended Sept. 30, 1994, File No. 1-3034).

10.05*	Transmission Agreement, dated April 27, 1982, and Supplement No. 1, dated July 20, 1982, between NSP and Southern Minnesota Municipal Power Agency. (Exhibit 10.02 to Form 10-Q for the quarter ended Sept. 30, 1994, File No. 1-3034).

10.06*	Power Agreement, dated June 14, 1984, between NSP and the Manitoba Hydro-Electric Board, extending the agreement scheduled to terminate on April 30, 1993, to April 30, 2005. (Exhibit 10.03 to Form 10-Q for the quarter ended Sept. 30, 1994, File No. 1-3034).

10.07*	Power Agreement, dated August 1988, between NSP and Minnkota Power Co.. (Exhibit 10.08 to Form 10-K for the year 1988, File No. 1-3034).

10.08*	Assignment and Assumption Agreement, dated Aug. 18, 2000 between Northern States Power Co. and Xcel Energy Inc. (Exhibit 10.08 to Form 10 of NSP-Minnesota, File No. 000-31709).

10.09*	Copy of Interchange Agreement dated Sept. 17, 1984, and Settlement Agreement dated May 31, 1985, between NSP-Wisconsin, the NSP-Minnesota Co. and Lake Superior District Power Co. (Filed as Exhibit 10.10 to Form 10-K Report 10-3140 for the year 1985).

PSCo

10.10*	Amended and Restated Coal Supply Agreement entered into Oct. 1, 1984 but made effective as of Jan. 1, 1976 between PSCo and Amax Inc. on behalf of its division, Amax Coal Co. (Form 10-K, (File no. 001-03280) Dec. 31, 1984 — Exhibit 10(c)(1)).

10.11*	First Amendment to Amended and Restated Coal Supply Agreement entered into May 27, 1988 but made effective Jan. 1, 1988 between PSCo and Amax Coal Co. (Form 10-K, (File no. 001-03280) Dec. 31, 1988-Exhibit 10(c)(2).

SPS

10.12*	Coal Supply Agreement (Harrington Station) between SPS and TUCO, dated May 1, 1979 (Form 8-K (File no. 001-3789), May 14, 1979 - Exhibit 3).

10.13*	Master Coal Service Agreement between Swindell-Dressler Energy Supply Co. and TUCO, dated July 1, 1978 (Form 8-K, (File no. 001-3789) May 14, 1979 — Exhibit 5(A)).

10.14*	Guaranty of Master Coal Service Agreement between Swindell-Dressler Energy Supply Co. and TUCO (Form 8-K, (File no. 3789) May 14, 1979 - Exhibit 5(B)).

10.15*	Coal Supply Agreement (Tolk Station) between SPS and TUCO dated April 30, 1979, as amended Nov. 1, 1979 and Dec. 30, 1981 (Form 10-Q, (File no. 3789) Feb. 28, 1982 — Exhibit 10(b)).

10.16*	Master Coal Service Agreement between Wheelabrator Coal Services Co. and TUCO dated Dec. 30, 1981, as amended Nov. 1, 1979 and Dec. 30, 1981 (Form 10-Q, (File no. 3789) Feb. 28, 1982 — Exhibit 10(c)).

Xcel Energy

10.17*+	Xcel Energy Omnibus Incentive Plan (Exhibit A to Xcel’s Proxy Statement (File no.1-3034) filed Aug. 29, 2000).

10.18*+	Xcel Energy Executive Annual Incentive Award (Exhibit B to Xcel’s Proxy Statement (File no.1-3034) filed Aug. 29, 2000).

10.19* +	Xcel Energy Senior Executive Severance (Exhibit 10.19 to Form 10-K for the year 2000, File No. 1-3034).

10.20*+	Employment Contract of James J. Howard dated March 24, 1999. (Exhibit 10.14 to Form 10-K for the year 1998. File No. 1-3034).

10.21* +	Employment Agreement, effective Dec. 15, 1997, between company and Mr. Paul J. Bonavia (Form 10-Q, (File no. 001-12927) Sept. 30, 1998 — Exhibit 10(a)).

10.22*+	The employment agreement, dated March 24, 1999, among Northern States Power Co., New Century Energies, Inc. and Wayne H. Brunetti (Form 10-Q, (File no. 001-12927) March 31, 1999, Exhibit 10(b)).

10.23*+	Summary of Terms and Conditions of Employment of James J Howard, Chairman, President and Chief Executive Officer, effective Feb. 1, 1987, as amended and restated effective as of Jan. 28, 1998. (Agreement filed as Exhibit 10.03 to Form 10-Q for the quarter ended March 31, 1998, File No. 1-3034).

10.24*+	NSP Severance Plan. (Exhibit 10.12 to Form 10-K for the year 1994, File No. 1-3034).

10.25*+	NSP Deferred Compensation Plan amended effective Jan. 1, 1993. (Exhibit 10.16 to Form 10-K for the year 1993, File No. 1-3034).

10.26*+	Amended and Restated Executive Long-Term Incentive Award Stock Plan. (Exhibit 10.02 to Form 10-Q for the quarter ended March 31, 1998, File No. 1-3034).

10.27*+	Stock Equivalent Plan for Non-Employee Directors of Xcel Energy As Amended and Restated Effective Oct. 1, 1997. (Exhibit 10.15 to Form 10-K for the year 1997. File No. 1-3034).

10.28*+	Form of Key Executive Change in Control Agreement (Form 10-K, (File no. 001-12927) Dec. 31, 1998, Exhibit 10(a)(1)).

10.29*+	Senior Executive Severance Policy, effective March 24, 1999, between New Century Energies, Inc. and Senior Executives (Form 10-Q, (File no. 001-12927) March 31, 1999, Exhibit 10(a)(2)).

10.30*+	Employment Agreement, effective August 1, 1997, between the Company and Mr. Wayne H. Brunetti (Form S-4, Annex I, File No. 33-64951).

10.31*+	New Century Energies Omnibus Incentive Plan, effective August 1, 1997 (Form Def 14A, (File no. 001-12927) Dec. 31, 1997 — Exhibit A).
10.32*+	Directors’ Voluntary Deferral Plan (Form 10-K, (File no. 001-12927) Dec. 31, 1998, Exhibit 10(d) (1)).

10.33*+	Supplemental Executive Retirement Plan (Form 10-K, (File no. 001-12927) Dec. 31, 1998, Exhibit 10(e) (1)).

10.34*+	Salary Deferral and Supplemental Savings Plan for Executive Officers (Form 10-K, (File no. 001-12927) Dec. 31, 1998, Exhibit 10(f) (1)).

10.35*+	Salary Deferral and Supplemental Savings Plan for Key Managers (Form 10-K, (File no. 001-12927) Dec. 31, 1998, Exhibit 10(g) (1)).

10.36*+	Supplemental Executive Retirement Plan for Key Management Employees, as amended and restated March 26, 1991 (Form 10-K, (File no. 001-3280) Dec. 31, 1991 — Exhibit 10(e)(2)).

10.37*+	Form of Key Executive Severance Agreement, as amended on Aug. 22, and Nov. 27, 1995. (Form 10-K, (File no. 001-3280) Dec. 31, 1995 — Exhibit 10(3)(4)).

10.38*+	SPS 1989 Stock Incentive Plan as amended April 23, 1996 (Form 10-K, (File no. 001-3789) Aug. 31, 1996 - Exhibit 10(b)).

10.39*+	Director’s Deferred Compensation Plan as amended Jan. 10, 1990 (Form 10-K, (File no. 001-3789) Aug. 31, 1996 — Exhibit 10(c)).

10.40*+	Supplemental Retirement Income Plan as amended July 23, 1991 (Form 10-K, (File no. 001-3789) Aug. 31, 1996 — Exhibit 10(e)).

10.41*+	EPS Performance Unit Plan dated Oct. 27, 1992 (Form 10-K, (File no. 001-3789) Aug. 31, 1996 — Exhibit 10(a)).

NRG

10.42*+	Employment Contract, dated as of June 28, 1995, between NRG and David H. Peterson. (Incorporated herein by reference to Exhibit 10.1 to NRG’s Form S-1, File No. 333-33397).

10.43*	Note Agreement, dated Aug. 20, 1993, among NRG Energy Center, Inc. and each of the purchasers named therein. (Incorporated herein by reference to Exhibit 10.4 to NRG’s Form S-1 (File No. 333-33397).

10.44*	Master Shelf and Revolving Credit Agreement dated August 20, 1993 among NRG Energy Center, Inc., The Prudential insurance Registrants of America and each Prudential Affiliate, which becomes party thereto. (Incorporated herein by reference to Exhibit 10.5 to NRG’s Form S-1 (File No. 333-33397).

10.45*	Energy Agreement dated Feb. 12, 1988 between NRG (formerly known as Norenco Corp.) and Waldorf Corp. (the “Energy Agreement”). (Incorporated herein by reference to Exhibit 10.6 to NRG’s Form S-1, File No. 333-33397).

10.46*	First Amendment to the Energy Agreement dated Aug. 27, 1993. (Incorporated herein by reference to Exhibit 10.7 to NRG’s Form S-1, File No. 333-33397).

10.47*	Second Amendment to the Energy Agreement, dated Aug. 27, 1993. (Incorporated herein by reference to Exhibit 10.8 to NRG’s Form S-1, File No. 333-33397).

10.48*	Third Amendment to the Energy Agreement dated Aug. 27, 1993. (Incorporated herein by reference to Exhibit 10.9 to NRG’s Form S-1, File No. 333-33397).

10.49*	Construction, Acquisition, and Term Loan Agreement, dated Sept. 2, 1997 by and among NEO Landfill Gas, Inc , as Borrower, the lenders named on the signature pages, Credit Lyonnais New York Branch, as Construction/Acquisition Agent and Lyon Credit Corp. as Term Agent. (Incorporated herein by reference to Exhibit 10.10 to NRG’s Form S-1, File No. 333-33397).

10.50*	Guaranty, dated Sept. 12, 1997 by NRG in favor of Credit Lyonnais New York Branch as agent for the Construction/Acquisition Lenders. (Incorporated herein by reference to Exhibit 10.11 to NRG’s Form S-1, File No. 333-33397).

10.51*	Construction, Acquisition, and Term Loan Agreement, dated Sept. 2, 1997 by and among Minnesota Methane LLC, as Borrower, the lenders named on the signature pages, Credit Lyonnais New York Branch, as Construction/Acquisition Agent and Lyon Credit Corp. as Term Agent. (Incorporated herein by reference to Exhibit 10.12 to NRG’s Form S-1, File No. 333-33397).

10.52*	Guaranty, dated Sept. 12, 1997 by NRG in favor of Credit Lyonnais New York Branch as agent for the Construction/Acquisition Lenders. (Incorporated herein by reference to Exhibit 10.14 to NRG’s Form S-1, File No. 333-33397).

10.53*	Non Operating Interest Acquisition Agreement dated as of Sept. 12, 1997, by and among NRG and NEO Corp. (Incorporated herein by reference to Exhibit 10.14 to NRG’s Form S-1, File No. 333-33397).

10.54*	Employment Agreements between NRG and certain officers dated as of April 15, 1998. (Incorporated herein by reference to Exhibit 10.17 of NRG’s Form 10-Q, File No. 001-15891, for the quarter ended March 31, 1998).

10.55*	Wholesale Standard Offer Service Agreement between Blackstone Valley Electric Co., Eastern Edison Co., Newport Electric Corp. and NRG Power Marketing, Inc., dated Oct. 13, 1998. (Incorporated by reference to NRG’s Form 10-K (File No. 000-15891) for the year ended Dec. 31, 1999).

10.56*	Asset Sales Agreement by and between Niagara Mohawk Power Corp. and NRG Energy, Inc., dated Dec. 23, 1998. (Incorporated by reference to NRG’s Form 10-K (File No. 000-15891) for the year ended Dec. 31, 1999).

10.57*	First Amendment to Wholesale Standard Offer Service Agreement between Blackstone Valley Electric Co., Eastern Edison Co., Newport Electric Corp. and NRG Power Marketing, Inc., dated Jan. 15, 1999. (Incorporated by reference to NRG’s Form 10-K (File No. 000-15891) for the year ended Dec. 31, 1999).

10.58*	Generating Plant and Gas Turbine Asset Purchase and Sale Agreement for the Arthur Kill generating plants and Astoria gas turbines by and between Consolidated Edison Co. of New York, Inc., and NRG Energy, Inc., dated Jan. 27, 1999. (Incorporated by reference to NRG’s Form 10-K (File No. 000-15891) for the year ended Dec. 31, 1999).

10.59*	Transition Energy Sales Agreement between Arthur Kill Power LLC and Consolidated Edison Co. of New York, Inc., dated June 1, 1999. (Incorporated by reference to NRG’s Form 10-K (File No. 000-15891) for the year ended Dec. 31, 1999).

10.60*	Transition Power Purchase Agreement between Astoria Gas Turbine Power LLC and Consolidated Edison Co. of New York, Inc., dated June 1,1999. (Incorporated by reference to NRG’s Form 10-K (File No. 000-15891) for the year ended Dec. 31, 1999).

10.61*	Transition Power Purchase Agreement between Niagara Mohawk Power Corp. and Huntley Power LLC, dated June 11, 1999. (Incorporated by reference to NRG’s Form 10-K (File No. 000-15891) for the year ended Dec. 31, 1999).

10.62*	Transition Power Purchase Agreement between Niagara Mohawk Power Corp. and Dunkirk Power LLC, dated June 11, 1999. (Incorporated by reference to NRG’s Form 10-K (File No. 000-15891) for the year ended Dec. 31, 1999).

10.63*	Power Purchase Agreement between Niagara Mohawk Power Corp. and Dunkirk Power LLC, dated June 11, 1999.(Incorporated by reference to NRG’s Form 10-K (File No. 000-15891) for the year ended Dec. 31, 1999).

10.64*	Power Purchase Agreement between Niagara Mohawk Power Corp. and Huntley Power LLC, dated June 11, 1999. (Incorporated by reference to NRG’s Form 10-K (File No. 000-15891) for the year ended Dec. 31, 1999).

10.65*	Amendment to the Asset Sales Agreement by and between Niagara Mohawk Power Corp. and NRG Energy, Inc., dated June 11, 1999. (Incorporated by reference to NRG’s Form 10-K (File No. 000-15891) for the year ended Dec. 31, 1999).

10.66*	Transition Capacity Agreement between Astoria Gas Turbine Power LLC and Consolidated Edison Co. of New York, Inc., dated June 25, 1999. (Incorporated by reference to NRG’s Form 10-K (File No. 000-15891) for the year ended Dec. 31, 1999).

10.67*	Transition Capacity Agreement between Arthur Kill Power LLC and Consolidated Edison Co. of New York, Inc., dated June 25, 1999. (Incorporated by reference to NRG’s Form 10-K (File No. 000-15891) for the year ended Dec. 31, 1999).

10.68*+	First Amendment to the Employment Agreement of David H. Peterson, dated June 27, 1999. (Incorporated by reference to NRG’s Form 10-K (File No. 000-15891) for the year ended Dec. 31, 1999).

10.69*+	Second Amendment to the Employment Agreement of David H. Peterson, dated Aug. 26, 1999. (Incorporated by reference to NRG’s Form 10-K (File No. 000-15891) for the year ended Dec. 31, 1999).

10.70*+	Third Amendment to the Employment Agreement of David H. Peterson, dated Oct. 20, 1999. (Incorporated by reference to NRG’s Form 10-K (File No. 000-15891) for the year ended Dec. 31, 1999).

10.71*	Swap Master Agreement between Niagara Mohawk Power Corp. and NRG Power Marketing, Inc., dated June 11, 1999. (Incorporated by reference to NRG’s Form 10-K (File No. 000-15891) for the year ended Dec. 31, 1999).

10.72*	Standard Offer Service Wholesale Sales Agreement between the Connecticut Light And Power Co. and NRG Power Marketing, Inc., dated October 29, 1999. (Incorporated by reference to NRG’s Form 10-K (File No. 000-15891) for the year ended Dec. 31, 1999).

10.73*	364-day Revolving Credit Agreement among NRG and The Financial Institutions party thereto, and ABN-AMRO Bank, N.V., as Agent, dated as of March 10, 2000. (Incorporated by reference to NRG’s Form 10-K (File No. 000-15891) for the year ended Dec. 31, 1999).

10.74*	Amended agreement for the sale of thermal energy dated Jan. 1, 1983 between NRG Energy (formerly known as Norenco Corp.) and NSP-Minnesota and Norenco Corp. (Incorporated by reference to NRG’s Registration on Form S-1, File No. 333-35096).

10.75*	Operations and maintenance agreement dated Nov. 1, 1996 between NRG Energy and NSP-Minnesota . (Incorporated by reference to NRG’s Registration on Form S-1, File No. 333-35096).

10.76*	Agreement for the sale of thermal energy and wood byproduct dated Dec. 1, 1986 between NSP-Minnesota and Norenco Corp. (Incorporated by reference to NRG’s Registration on Form S-1, File No. 333-35096).

10.77*	Federal and state income tax sharing agreement dated April 4, 1991 between NSP-Minnesota and NRG Group, Inc. (Incorporated by reference to NRG’s Registration on Form S-1, File No. 333-35096).

10.78*	Support agreement dated March 27, 2000 between NSP-Minnesota and CityCorp USA Inc. (Incorporated by reference to NRG’s Registration on Form S-1, File No. 333-35096).

10.79*	Administrative services agreement dated Jan. 1, 1992 between NSP-Minnesota and NRG Thermal Corp. (Incorporated by reference to NRG’s Registration on Form S-1, File No. 333-35096).

10.80*	Form of option agreement with NSP-Minnesota (Incorporated by reference to NRG’s Registration on Form S-1, File No. 333-35096).

10.81*	Form of registration rights agreement with NSP-Minnesota (Incorporated by reference to NRG’s Registration on Form S-1, File No. 333-35096).

10.82*	Form of indemnification agreement (Incorporated by reference to NRG’s Registration on Form S-1, File No. 333-35096).

10.83*	Form of severance agreement entered into between NRG Energy and each of the following executive officers: James Bender, Leonard Bluhm, Craig Mataczynski, and John Noer (Incorporated by reference to NRG’s quarterly report on Form 10-Q for the quarter ended June 30, 2001).

Xcel Energy

12.01	Statement of Computation of Ratio of Earnings to Fixed Charges.

16.01*	Letter Regarding Change in Accountant. (Exhibit 16.01 to Form 10-K for the year 2001, File No. 1-3034)

21.01	Subsidiaries of Xcel Energy Inc.

23.01	Consent of Independent Auditors.

23.02	Consent of Independent Accountants.

99.01	Statement pursuant to Private Securities Litigation Reform Act of 1995.

99.02	Description of Business of NRG Energy, Inc.

99.03*	Exhibit regarding the use of Arthur Andersen Audit Firm. (Exhibit 99.03 to Form 10-K for the year 2001, File No. 1-3034)

99.04	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K — The following reports on Form 8-K were filed either during the three months ended Dec. 31, 2002, or between Dec. 31, 2002, and the date of this report.

Feb. 26, 2003 (filed March 7, 2003) — Item 5 Other Events — Re: Fortistar filed a lawsuit against Xcel Energy and former NRG and NEO employees.

Feb. 14, 2003 (filed Feb. 19, 2003) — Items 5 and 7 Other Events and Exhibits — Re: A registration statement to issue stock and debt was filed.

Jan. 22, 2003 (filed Jan. 23, 2003) -Items 5 and 7 Other Events and Exhibits - Re: A new loan facility and the sale of the Viking Gas Transmission Co.

Dec. 17, 2002 (filed Dec. 17, 2002) — Item 5 Other Events — Re: Disclosure of materials to be presented to members of the financial community.

Nov. 21, 2002 (filed Nov. 27, 2002) -Items 5 and 7 Other Events and Exhibits - Re: A new issue of convertible debt was privately placed.

Nov. 19, 2002 (filed Nov. 20, 2002) — Items 5 and 7 Other Events and Exhibits — Re: A new issue of convertible debt is to be sold.

Nov. 19, 2002 (filed Nov. 19, 2002) — Items 5 and 7 Other Events and Exhibits — Re: Intention to issue convertible debt.

Nov. 19, 2002 (filed Nov. 19, 2002) — Items 5 and 7 Other Events and Exhibits — Re: An offering memorandum connected with a proposed private placement of long term debt has been prepared

Nov. 18, 2002 (filed Nov. 19, 2002) — Item 5 Other Events — Re: The re-issue of 2000 and 2001 financial statements.

Nov. 8, 2002 (filed on Nov. 14, 2002) — Items 5 and 7 Other Events and Exhibits — Re: A new issue of convertible debt was privately placed. Amends an 8-K issued Nov. 8, 2002 which was filed on Nov. 12, 2002.

Nov. 8, 2002 (filed on Nov. 12, 2002) — Items 5 and 7 Other Events and Exhibits — Re: An agreement to purchase a new issue of Xcel Energy’s convertible debt.

Sept. 24, 2002 (filed on Oct. 31, 2002) — Items 5 and 7 Other Events and Exhibits — Re: The first supplement to the Purchase Contract Agreement dated June 6, 2002.

Oct. 18, 2002 (filed on Oct. 24, 2002) — Items 5 and 7 Other Events and Exhibits — Re: NRG received an extension on a requirement that it post $1 billion of collateral under bank loan agreements.

Oct. 1, 2002 (filed on Oct. 4, 2002) — Items 5 and 7 Other Events and Exhibits — Re: The end of a grace period for payment of NRG’s South Central LLC debt.

Oct. 3, 2002 (filed on Oct. 4, 2002) — Items 5 and 7 Other Events and Exhibits — Re: The possibility that the write-down of NRG assets will reduce Xcel Energy’s common equity ratio below the minimum allowed by the SEC.

SCHEDULE II

XCEL ENERGY INC.
AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Years Ended Dec. 31, 2002, 2001 and 2000

		Additions

	Balance at	Charged to	Charged to	Deductions	Balance at
	beginning of	costs &	other	from	end of
	period	expenses	accounts	reserves(1)	period

	(Thousands of dollars)
Xcel Energy
Reserve deducted from related assets:
Provision for uncollectible accounts:
2002	$37,487	$80,272	$10,129	$35,142	$92,746

2001	$41,350	$25,412	$6,487	$35,762	$37,487

2000	$13,043	$51,052	$3,953	$26,698	$41,350

Income tax valuation allowance, deducting From deferred tax assets in balance sheet:
2002	$66,622	$1,010,425	$—	$—	$1,077,047

2001	$40,649	$25,973	$—	$—	$66,622

2000	$15,006	$25,643	$—	$—	$40,649

(1)	Uncollectible accounts written off or transferred to other parties.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xcel Energy Inc.

March 28, 2003	/s/ Richard C. Kelly

Richard C. Kelly Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Wayne H. Brunetti	/s/ Richard C. Kelly

Wayne H. Brunetti	Richard C. Kelly
President, Chief Executive Officer and	Vice President and Chief Financial Officer
Chairman of the Board	(Principal Financial Officer)
(Principal Executive Officer)

/s/ David E. Ripka	/s/ C. Coney Burgess

David E. Ripka	C. Coney Burgess
Vice President and Controller	Director
(Principal Accounting Officer)

/s/ David A. Christensen	/s/ Roger R. Hemminghaus

David A. Christensen	Roger R. Hemminghaus
Director	Director

/s/ A. Barry Hirschfeld	/s/ Douglas W. Leatherdale

A. Barry Hirschfeld	Douglas W. Leatherdale
Director	Director

/s/ Albert F. Moreno	/s/ Margaret R. Preska

Albert F. Moreno	Margaret R. Preska
Director	Director

/s/ A. Patricia Sampson	/s/ Allan L. Schuman

A. Patricia Sampson	Allan L. Schuman
Director	Director

/s/ Rodney E. Slifer	/s/ W. Thomas Stephens

Rodney E. Slifer	W. Thomas Stephens
Director	Director

CERTIFICATIONS

I, Wayne H. Brunetti, certify that:

     1.     I have reviewed this annual report on Form 10-K of Xcel Energy Inc. (A Minnesota Corporation);

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated in this annual report our conclusions about the effectiveness of the disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ WAYNE H. BRUNETTI

Wayne H. Brunetti
Chairman, President and Chief
Executive Officer

Date: March 28, 2003

I, Richard C. Kelly, certify that:

     1.     I have reviewed this annual report on Form 10-K of Xcel Energy Inc. (A Minnesota Corporation);

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated in this annual report our conclusions about the effectiveness of the disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ RICHARD C. KELLY

Richard C. Kelly
Vice President and Chief Financial Officer

Date: March 28, 2003