Form 10-Q
period 2003-03-31
XCEL ENERGY INC
filed 2003-05-15
CIK 72903

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

or

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2003	Commission File Number 1-3034

Xcel Energy Inc.

(Exact name of registrant as specified in its charter)

Minnesota	41-0448030

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 Nicollet Mall, Minneapolis, Minn	55402

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (612) 330-5500

Former name, former address and former fiscal year, if changed since last report:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒ No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☒ No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2003

Common Stock, $2.50 par value	398,714,039 shares

PART I. FINANCIAL INFORMATION
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 4. CONTROLS AND PROCEDURES
Part II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 3. Defaults Upon Senior Securities
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
EX-4.01 Supplemental Indenture
EX-4.02 Supplemental Indenture
EX-10.01 Plan Support Agreement
EX-99.01 Statement Pursuant to Private Secutities
EX-99.02 Certification Pursuant to 18 USC Sec.1350
EX-99.03 Unaudited Consolidated Pro Forma Info

PART I. FINANCIAL INFORMATION

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Thousands of Dollars, Except Per Share Data)

	Three Months Ended March 31,

	2003	2002

Operating revenues:
Electric utility	$1,368,970	$1,231,657
Natural gas utility	666,129	563,911
Electric and natural gas trading margin	3,574	2,750
Nonregulated and other	641,549	555,786
Equity earnings from investments in affiliates	40,130	16,480

Total operating revenues	2,720,352	2,370,584
Operating expenses:
Electric fuel and purchased power — utility	592,690	488,114
Cost of natural gas sold and transported — utility	479,951	375,615
Cost of sales — nonregulated and other	362,212	277,063
Other operating and maintenance expenses — utility	381,627	391,491
Other operating and maintenance expenses — nonregulated	187,450	194,322
Depreciation and amortization	263,473	247,993
Taxes (other than income taxes)	81,584	82,897
Write-downs and disposal losses from equity investments	16,591	—
Special charges (see Note 2)	47,200	14,113

Total operating expenses	2,412,778	2,071,608

Operating income	307,574	298,976
Other income (expense):
Interest income	10,448	17,975
Other nonoperating income	10,154	9,442
Nonoperating expense	(7,217)	(6,072)
Interest charges and financing costs:
Interest charges — net of amounts capitalized (including financing costs of $12,353 and $7,424, respectively)	285,259	188,605
Distributions on redeemable preferred securities of subsidiary trusts	9,586	9,700

Total interest charges and financing costs	294,845	198,305

Income from continuing operations before income taxes and minority interest	26,114	122,016
Income taxes	98,089	33,555
Minority interest expense (income)	194	(5,468)

Income (loss) from continuing operations	(72,169)	93,929
Income from discontinued operations — net of tax (See Note 3)	212,181	9,575

Net income	140,012	103,504
Dividend requirements on preferred stock	1,060	1,060

Earnings available for common shareholders	$138,952	$102,444

Weighted average common shares outstanding (in thousands):
Basic	398,714	353,827
Diluted	398,714	354,172
Earnings per share — basic and diluted:
Income (loss) from continuing operations	$(0.18)	$$0.26
Income from discontinued operations	0.53	0.03

Earnings per share	$0.35	$0.29

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Thousands of Dollars)

	Three Months Ended
	March 31

	2003	2002

Operating activities:
Net income	$140,012	$103,504
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	280,411	256,482
Nuclear fuel amortization	11,791	12,037
Deferred income taxes	120,517	4,060
Amortization of investment tax credits	(3,125)	(3,380)
Allowance for equity funds used during construction	(3,060)	(1,881)
Undistributed equity in earnings of unconsolidated affiliates	(10,732)	7,590
Gain on sale of property	(35,799)	(6,785)
Write-downs and disposal losses from equity investments	16,591	—
Gain on sale of discontinued operations	(220,602)	—
Non-cash special charges-asset write-downs	24,289	—
Unrealized loss (gain) on derivative financial instruments	26,311	(551)
Change in accounts receivable	(281,175)	(148,676)
Change in inventories	127,576	70,011
Change in other current assets	(115,900)	(44,437)
Change in accounts payable	41,580	(45,108)
Change in other current liabilities	126,921	126,781
Change in other noncurrent assets	6,495	(70,950)
Change in other noncurrent liabilities	20,565	66,603

Net cash provided by operating activities	272,666	325,300
Investing activities:
Nonregulated capital expenditures and asset acquisitions	(22,735)	(416,584)
Utility capital/construction expenditures	(200,115)	(185,918)
Allowance for equity funds used during construction	3,060	1,881
Investments in external decommissioning fund	(8,406)	(14,259)
Equity investments, loans and deposits	74,155	(94,010)
Proceeds from sale of property	122,492	11,152
Restricted cash	11,686	—
Collection of loans made to nonregulated projects	123	7,410
Other investments — net	(29,473)	4,744

Net cash used in investing activities	(49,213)	(685,584)
Financing activities:
Short-term payments — net	(109,295)	(31,673)
Proceeds from issuance of long-term debt	250,204	104,799
Repayment of long-term debt, including reacquisition premiums	(138,391)	(24,902)
Proceeds from issuance of common stock	—	534,565
Proceeds from NRG stock offering	—	—
Dividends paid	(75,814)	(130,819)

Net cash (used in) provided by financing activities	(73,296)	451,970

Effect of exchange rate changes on cash	(39,235)	(3,555)
Net increase in cash and cash equivalents — discontinued operations	23,104	(23,253)

Net increase in cash and cash equivalents — continuing operations	134,026	64,878
Cash and cash equivalents at beginning of period	901,273	261,305

Cash and cash equivalents at end of period	$1,035,299	$326,183

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Thousands of Dollars)

	March 31,	Dec. 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$1,035,299	$901,273
Restricted cash	295,181	305,581
Accounts receivable — net of allowance for bad debts of $99,295 and $92,745, respectively	1,249,706	961,060
Accrued unbilled revenues	322,316	390,984
Materials and supplies inventories — at average cost	318,151	321,863
Fuel inventory — at average cost	166,782	207,200
Natural gas inventories — replacement cost in excess of LIFO: $31,985 and $20,502, respectively	66,588	147,306
Recoverable purchased natural gas and electric energy costs	161,252	63,975
Derivative instruments valuation — at market	59,324	62,206
Prepayments and other	373,534	273,770
Current assets held for sale	17,178	101,950

Total current assets	4,065,311	3,737,168

Property, plant and equipment, at cost:
Electric utility plant	16,731,387	16,516,790
Nonregulated property and other	8,456,847	8,411,088
Natural gas utility plant	2,432,808	2,603,545
Construction work in progress: utility amounts of $455,737 and $856,008, respectively	1,387,721	1,513,807

Total property, plant and equipment	29,008,763	29,045,230
Less: accumulated depreciation	(9,901,032)	(10,303,575)
Nuclear fuel — net of accumulated amortization: $1,070,322 and $1,058,531, respectively	85,567	74,139

Net property, plant and equipment	19,193,298	18,815,794

Other assets:
Investments in unconsolidated affiliates	1,036,647	1,001,380
Notes receivable, including amounts from affiliates of $162,402 and $206,308, respectively	953,632	987,714
Nuclear decommissioning fund and other investments	699,145	732,166
Regulatory assets	734,528	576,403
Derivative instruments valuation — at market	82,120	93,225
Prepaid pension asset	491,793	466,229
Goodwill, net of accumulated amortization of $6,700 and $7,000, respectively	34,561	35,538
Intangible assets, net of accumulated amortization of $19,700 and $18,900, respectively	66,656	68,210
Other	360,930	364,243
Noncurrent assets held for sale	53,257	379,772

Total other assets	4,513,269	4,704,880

Total assets	$27,771,878	$27,257,842

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$7,590,417	$7,756,261
Short-term debt	1,437,721	1,541,963
Accounts payable	1,429,551	1,404,135
Taxes accrued	293,174	267,214
Dividends payable	1,060	75,814
Derivative instruments valuation — at market	46,455	38,767
Other	946,503	749,521
Current liabilities held for sale	105,339	515,161

Total current liabilities	11,850,220	12,348,836

Deferred credits and other liabilities:
Deferred income taxes	1,365,093	1,285,312
Deferred investment tax credits	166,438	169,696
Regulatory liabilities	522,158	518,427
Derivative instruments valuation — at market	121,431	102,779
Benefit obligations and other	734,834	722,264
Asset retirement obligations (see Note 1)	880,307	—
Minimum pension liability	106,897	106,897
Noncurrent liabilities held for sale	18,381	154,317

Total deferred credits and other liabilities	3,915,539	3,059,692

Minority interest in subsidiaries	35,615	34,762
Capitalization:
Long-term debt	6,606,704	6,550,248
Mandatorily redeemable preferred securities of subsidiary trusts	494,000	494,000
Preferred stockholders’ equity — authorized 7,000,000 shares of $100 par value; outstanding shares: 1,049,800	105,320	105,320
Common stockholders’ equity — authorized 1,000,000,000 shares of $2.50 par value; outstanding shares: 2003, 398,714,039; 2002, 398,714,039	4,764,480	4,664,984
Commitments and contingent liabilities (see Note 7)

Total liabilities and equity	$27,771,878	$27,257,842

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)
(Thousands of Dollars, except share data)

	Common Stock Issued
						Accumulated
			Capital in	Retained		Other	Total
			Excess of	Earnings	Shares Held by	Comprehensive	Stockholders'
	Shares	Par Value	Par Value	(Deficit)	ESOP	Income (Loss)	Equity

Balance at Dec. 31, 2001	345,801	$864,503	$2,969,589	$2,558,403	$(18,564)	$(179,454)	$6,194,477

Net Income				103,504			103,504
Currency Translation Adjustments						(24,666)	(24,666)
After-Tax Net Unrealized Gains (Losses) Related to Derivatives Accounted for as Hedges (see Note 9)						25,186	25,186
After-Tax Net Realized Losses (Gains) on Derivative Transactions Reclassified into Earnings (see Note 9)						441	441
Unrealized Loss — Marketable Securities						(30)	(30)

Comprehensive Income for the period							104,435
Dividends Declared:
Cumulative Preferred Stock of Xcel Energy				(1,060)			(1,060)
Common Stock				(138,834)			(138,834)
Issuances of Common Stock — Net	24,322	60,806	473,759				534,565
Other				83		22	105
Repayment of ESOP Loan (a)					1,478		1,478

Balance at March 31, 2002	370,123	$925,309	$3,443,348	$2,522,096	$(17,086)	$(178,501)	$6,695,166

Balance at Dec. 31, 2002	398,714	$996,785	$4,038,151	$(100,942)	$—	$(269,010)	$4,664,984

Net Income				140,012			140,012
Currency Translation Adjustments						15,304	15,304
After-Tax Net Unrealized Gains (Losses) Related to Derivatives Accounted for as Hedges (see Note 9)						(35,758)	(35,758)
After-Tax Net Realized Losses (Gains) on Derivative Transactions Reclassified into Earnings (see Note 9)						(18,959)	(18,959)
Unrealized Loss — Marketable Securities						(43)	(43)

Comprehensive Income for the period							100,556
Dividends Declared:
Cumulative Preferred Stock of Xcel Energy				(1,060)			(1,060)
Common Stock							—
Issuances of Common Stock — Net							—

Balance at March 31, 2003	398,714	$996,785	$4,038,151	$38,010	$—	$(308,466)	$4,764,480

(a)	Did not affect cash flows

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Xcel Energy Inc. and its subsidiaries (collectively, Xcel Energy) as of March 31, 2003, and Dec. 31, 2002, the results of its operations and stockholders’ equity for the three months ended March 31, 2003 and 2002, and its cash flows for the three months ended March 31, 2003 and 2002. Due to the seasonality of Xcel Energy’s electric and gas sales and variability of nonregulated operations, quarterly results are not necessarily an appropriate base from which to project annual results.

The accounting policies followed by Xcel Energy are set forth in Note 1 to the consolidated financial statements in Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2002. The following notes should be read in conjunction with such policies and other disclosures in the Form 10-K.

Xcel Energy reclassified certain items in the 2002 statement of operations and balance sheet to conform to the 2003 presentation. These reclassifications had no effect on stockholders’ equity, net income or earnings per share as previously reported.

1. Accounting Change — Asset Retirement Obligations

Xcel Energy adopted Statement of Financial Accounting Standard (SFAS) No. 143 — “ Accounting for Asset Retirement Obligations” effective Jan. 1, 2003. As required by SFAS No. 143, future plant decommissioning obligations were recorded as a liability at fair value as of Jan. 1, 2003, with a corresponding increase to the carrying values of the related long-lived assets. This liability will be increased over time by applying the interest method of accretion to the liability, and the capitalized costs will be depreciated over the useful life of the related long-lived assets.

The adoption of SFAS No. 143 for Xcel Energy’s utility subsidiaries had no income statement impact, due to the deferral of the cumulative effect adjustments required under SFAS No. 143 through the establishment of a regulatory asset pursuant to SFAS No. 71 — “Accounting for the Effects of Certain Types of Regulation.” NRG also adopted SFAS No. 143 in the first quarter of 2003 and recorded a $2.2 million charge (as discussed later), which was considered immaterial for reporting as a cumulative effect adjustment.

In addition to the NRG earnings charge, the impact of adopting SFAS No. 143 on Xcel Energy’s consolidated balance sheet was an increase in long-term liabilities of $866 million, an increase in plant assets of $684 million and an increase in regulatory assets of $180 million, as discussed below.

Utility Impact of Adopting SFAS No. 143

Asset retirement obligations were recorded for the decommissioning of two NSP-Minnesota nuclear generating plants, the Monticello plant and the Prairie Island plant. A liability was also recorded for decommissioning of an NSP-Minnesota steam production plant, the Pathfinder plant. Monticello began operation in 1971 and is licensed to operate until 2010. Prairie Island units 1 and 2 began operation in 1973 and 1974, respectively, and are licensed to operate until 2013 and 2014, respectively. Pathfinder operated as a steam production peaking facility from 1969 through June of 2000.

A summary of the accounting for the initial adoption of SFAS No. 143 is as follows (in thousands of dollars):

Increase (decrease) in:

		Regulatory	Long-term
	Plant Assets	Assets	Liabilities

Reflect retirement obligation when liability incurred	$130,659	$—	$130,659
Record accretion of liability to adoption date	—	731,709	731,709
Record depreciation of plant to adoption date	(110,573)	110,573	—
Reclassify pre-adoption accumulated depreciation	662,411	(662,411)	—

Net impact of SFAS No. 143 on Balance Sheet	$682,497	$179,871	$862,368

A reconciliation of the beginning and ending aggregate carrying amount of NSP-Minnesota’s asset retirement obligations recorded under SFAS No. 143 is shown in the table below for the three months ending March 31, 2003.

(Thousands of dollars)

		Quarter Ended March 31, 2003
						Ending
	Beginning				Revisions	Balance
	Balance Jan. 1,	Liabilities	Liabilities		to Prior	March 31,
Obligation	2003	Incurred	Settled	Accretion	Estimates	2003

Steam plant retirement	$2,725	$—	$—	$33	$—	$2,758
Nuclear plant decommissioning	859,643	—	—	13,536	—	873,179

Total liability	$862,368	$—	$—	$13,569	$—	$875,937

The adoption of SFAS No. 143 resulted in the recording of a capitalized plant asset of $131 million for the discounted cost of asset retirement as of the date the liability was incurred. Accumulated depreciation on this additional capitalized cost through the date of adoption of SFAS No. 143, was $111 million. A regulatory asset of $842 million was recognized for the accumulated SFAS No. 143 costs recognized for accretion of the initial liability and depreciation of the additional capitalized cost through adoption date. This regulatory asset was partially offset by $662 million for the reversal of the decommissioning costs previously accrued in accumulated depreciation for these plants prior to the implementation of SFAS No. 143. The net regulatory asset of $180 million at Jan. 1, 2003 reflects the excess of costs that would have been recorded in expense under SFAS No. 143 over the amount of costs recorded consistent with ratemaking cost recovery for NSP-Minnesota. We expect this regulatory asset to reverse over time since the amount of costs to be accrued under SFAS No. 143 are the same as the costs to be recovered through current NSP-Minnesota ratemaking. Consequently, no cumulative effect adjustment to earnings or shareholders’ equity has been recorded for the adoption of SFAS No. 143 in 2003 as all such effects have been deferred as a regulatory asset.

The following pro forma liabilities reflect amounts as if SFAS No. 143 had been applied during all periods reported (in millions):

Dec. 31,
Liability	2002

Steam plant retirement	$2.7
Nuclear plant decommissioning	859.6

Total liability	$862.3

Pro forma net income and earnings per share have not been presented for the years ended Dec. 31, 2002 because the pro forma application of SFAS No. 143 to prior periods would not have changed net income or earnings per share of NSP-Minnesota due to the regulatory deferral of any differences of past cost recognition and SFAS No. 143 methodology, as discussed previously.

The fair value of the assets legally restricted for purposes of settling the nuclear asset retirement obligations is $665 million as of March 31, 2003.

The adoption of SFAS No. 143 in 2003 will also affect Xcel Energy’s accrued plant removal costs for other generation, transmission and distribution facilities for its utility subsidiaries. Although SFAS No. 143 does not recognize the future accrual of removal costs as a Generally Accepted Accounting Principles liability, long-standing ratemaking practices approved by applicable state and federal regulatory commissions have allowed provisions for such costs in historical depreciation rates. These removal costs have accumulated over a number of years based on varying rates as authorized by the appropriate regulatory entities. Given the long periods over which the amounts were accrued and the changing of rates through time, the Utility Subsidiaries have estimated the amount of removal costs accumulated through historic depreciation expense based on current factors used in the existing depreciation rates. Accordingly, the estimated amounts of future removal costs, which are considered regulatory liabilities under SFAS No. 143 that are accrued in accumulated depreciation, are as follows at Jan. 1, 2003:

(Millions of Dollars)

NSP-Minnesota	$304
NSP-Wisconsin	70
PSCo.	329
SPS	97
Cheyenne	9

Total Xcel Energy	$809

NRG Impact of Adopting SFAS No. 143

In the first quarter of 2003, NRG adopted SFAS No. 143 and in doing so recorded approximately $4 million in Asset Retirement Obligations for estimated future decommissioning and retirement of certain of its generating plant facilities. Approximately $2 million of these costs were capitalized and $2.2 million was expensed in the first quarter. This charge, in addition to the first quarter costs recorded under SFAS No. 143 of $129,000, have been reported as Nonoperating Expense on the Statement of Operations.

Pro-forma net income and earnings per share have not been presented for the year ended Dec. 31, 2002 due to immaterial effects of applying SFAS No. 143 to NRG’s operations in prior periods.

2. Special Charges

Special charges included in Operating Expenses include the following:

(Millions of Dollars)

	3 months ended

	March 31, 2003	March 31, 2002

NRG Restructuring Costs	$22	$—
NRG Asset Impairments	24	—
Holding Company NRG Restructuring Costs	1	—
Regulatory Recovery Adjustment (SPS)	—	5
Restaffing (Utility and Service Companies)	—	9

Total Special Charges	$47	$14

2003 NRG Restructuring Costs - In the first quarter of 2003, NRG expensed approximately $22 million for special charges related to its financial restructuring. These costs include expenses for financial and legal advisors, employee severance and related costs, and other restructuring activities. See Note 4 for further discussion of NRG financial restructuring activities and developments.

2003 NRG Asset Impairments — In January and April 2003, NRG’s NEO project failed to make scheduled contractual payments due and in May 2003 lenders foreclosed on the NEO project. As a result, in the first quarter of 2003, NRG recognized approximately $40 million for asset impairments, largely related to NEO, including $24 million for wholly owned projects (reported as Special Charges, as discussed previously), and $16 million in equity investment projects, which are reported on the Consolidated Statement of Operations as Write-downs and Disposal Losses from Equity Investments.

2003 Holding Company NRG Restructuring Costs — During the first quarter of 2003, the Xcel Energy holding company incurred approximately $1 million for charges related to NRG’s financial restructuring.

2002 Regulatory Recovery Adjustment - In late 2001, Southwestern Public Service (SPS), a wholly owned subsidiary of Xcel Energy, filed an application requesting recovery of costs incurred to comply with transition to retail competition legislation in Texas and New Mexico. During the first quarter of 2002, SPS entered into a settlement agreement with intervenors regarding the recovery of restructuring costs in Texas, which was approved by the state regulatory commission in May 2002. Based on the settlement agreement, SPS wrote off pretax restructuring costs of approximately $5 million, or 1 cent per share.

2002 Restaffing - During the fourth quarter of 2001, Xcel Energy recorded an estimated liability for expected staff consolidation costs for an estimated 500 employees in several utility operating and corporate support areas of Xcel Energy. In the first quarter of 2002, the identification of affected employees was complete and additional pretax special charges of $9 million, or approximately 1 cent per share, were expensed for the final costs of the utility-related staff consolidations. All 564 of accrued staff terminations have occurred.

The following table summarizes the activity related to accrued restaffing special charges for the first three months of 2003:

(Thousands of Dollars)

	Dec. 31, 2002	Accrued Special Charges		March 31, 2003
	Liability*	and Accrual Adjustments	Payments	Liability*

Employee severance and related costs — NRG	$18,364	$(254)	$(1,126)	$16,984
Employee severance and related costs — Utility	$13,120	—	$(6,415)	$6,705

Total accrued special charges	$31,484	$(254)	$(7,541)	$23,689

*	Reported on the balance sheet in other current liabilities and in postretirement and other benefit obligations.

3. Discontinued Operations

NRG

During 2002, NRG entered into agreements to dispose of four consolidated international projects and one consolidated domestic project. Sales of four of the projects closed during 2002 (Bulo Bulo, Csepel, Entrade and Crockett Cogeneration) and one project (Killingholme) was sold in January 2003. In addition, NRG has committed to a plan to sell a sixth project (Hsin Yu). Sale of this project is expected to be complete in 2003.

These projects meet the requirements of SFAS No. 144 for discontinued operations reporting and, accordingly, operating results and estimated gains on disposal of these projects have been reclassified to discontinued operations for current and prior periods. Summarized results of operations of NRG discontinued operations were as follows:

(Thousands of Dollars)

	3 months ended

	March 31, 2003	March 31, 2002

Operating revenues	$31,034	$194,341
Operating & other expenses	31,662	185,044

Pretax loss from discontinued operations	(628)	9,297
Pretax gain on disposal — Killingholme	190,794	—
Income taxes (benefit)	(1,016)	(278)

Net income from discontinued operations	$191,182	$9,575

In addition, the assets and liabilities of these projects have been reclassified to the held-for-sale category. As of March 31, 2003, only Hsin Yu’s assets and liabilities remain in the held-for-sale categories of the balance sheet as the other entities have been sold.

The major classes of NRG’s assets and liabilities held-for-sale are as follows:

(Thousands of Dollars)

	March 31, 2003	Dec. 31, 2002

Cash	$804	$23,911
Receivables, net	10,774	23,184
Inventory	2,448	—
Derivative instruments valuation	—	29,795
Other current assets	3,152	25,060

Current assets held for sale	$17,178	$101,950

PP&E, net	$43,121	$274,544
Equity method investments	7,421	87,803
Other noncurrent assets	2,715	17,425

Noncurrent assets held for sale	$53,257	$379,772

Current portion of long-term debt	$82,139	$445,656
Accounts payable — trade	22,559	50,767
Other current liabilities	641	18,738

Current liabilities held for sale	$105,339	$515,161

Long-term debt	$586	$73
Deferred income tax	4,198	127,995
Long-term payables	7,560	—
Other accrueds	4,566	—
Derivative instruments valuation	—	12,302
Other noncurrent liabilities	1,471	13,947

Noncurrent liabilities held for sale	$18,381	$154,317

Viking Gas

In January 2003, Xcel Energy sold Viking Gas Transmission Co. and its interests in Guardian Pipeline LLC (two natural gas pipelines) for net proceeds of $124 million, resulting in a pretax gain of $36 million ($21 million after tax, or 5 cents per share). This gain has been reported in discontinued operations. Other operating results of Viking Gas and Guardian for the first quarter of 2003 and 2002, and Viking Gas’ assets and liabilities as of Dec. 31, 2002, have not been reclassified to discontinued operations and assets and liabilities held-for-sale, respectively, due to immateriality.

4. NRG Developments, Liquidity and Credit Contingencies

NRG Credit Ratings - In December 2001, Moody’s Investor Service (Moody’s) placed NRG’s long-term senior unsecured debt rating on review for possible downgrade. In February 2002, in response to this threat to NRG’s investment grade rating, Xcel Energy announced a financial improvement plan for NRG, which included an initial step of acquiring 100 percent of NRG through a tender offer and merger involving a tax-free exchange of 0.50 shares of Xcel Energy common stock for each outstanding share of NRG common stock. The transaction was completed on June 3, 2002. In addition, the initial plan included: financial support to NRG from Xcel Energy; marketing certain NRG generating assets for possible sale; canceling and deferring capital spending for NRG projects; and combining certain of NRG’s functions with Xcel Energy’s systems and organization. During 2002, Xcel Energy provided NRG with $500 million of cash infusions. Throughout this period, Xcel Energy was in discussions with credit agencies and believed that its actions would be sufficient to avoid a downgrade of NRG’s credit rating.

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

NRG Financial Restructuring - Starting in August 2002, NRG engaged in the preparation of a comprehensive business plan and forecast. The business plan detailed the strategic merits and financial value of NRG’s projects and operations. It also anticipated that NRG would function independently from Xcel Energy and thus all plans and efforts to combine certain functions of the companies were terminated. NRG utilized independent electric revenue forecasts from an outside energy markets consulting firm to develop forecasted cash flow information included in the business plan. NRG management concluded that the forecasted free cash flow available to NRG after servicing project-level obligations would be insufficient to service recourse debt obligations. Based on this information and in consultation with Xcel Energy and its financial advisor, NRG prepared and submitted a restructuring plan in November 2002 to various lenders, bondholders and other creditor groups (collectively, NRG’s Creditors) of NRG and its subsidiaries. The restructuring plan expected to serve as a basis for negotiations with NRG’s Creditors in a financially restructured NRG.

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

Settlement Agreement with NRG Creditors - On March 26, 2003, Xcel Energy’s board of directors approved a tentative settlement with holders of most of NRG’s long-term notes and the steering committee representing NRG’s bank lenders regarding alleged claims of such creditors against Xcel Energy, including claims related to the support and capital subscription agreement between Xcel Energy and NRG dated May 29, 2002 (Support Agreement). As discussed below, NRG and certain of NRG’s affiliates filed on May 14, 2003, in the U.S. Bankruptcy Court for the Southern District of New York, voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code to restructure their debt. NRG’s filing included its plan of reorganization. The plan incorporates the terms of the tentative settlement previously announced among NRG, Xcel Energy and members of NRG’s major creditor constituencies that provides for payments by Xcel Energy to NRG and ultimately to its creditors of up to $752 million. A plan support agreement reflecting the settlement has been signed by Xcel Energy, NRG, holders of approximately 40 percent in principal amount of NRG’s long-term notes and bonds, along with two NRG banks who serve as co-chairs of the Global Steering Committee for the NRG bank lenders. The plan support agreement is filed as Exhibit 10.01 to this report. This agreement will become fully effective upon execution by holders of approximately an additional ten percent in principal amount of NRG’s long-term notes and bonds and by a majority of NRG bank lenders representing at least two-thirds in principal amount of NRG’s bank debt. Xcel Energy expects the requisite signatures will be obtained promptly. The principal terms of the settlement are as follows:

Xcel Energy would pay up to $752 million to NRG to settle all claims of NRG against Xcel Energy, including all claims under the Support Agreement.

$350 million would be paid at or shortly following the effective date of the NRG plan of reorganization. It is expected that this payment would be made prior to year-end 2003. $50 million would be paid on Jan. 1, 2004, and all or any part of such payment could be made, at Xcel Energy’s election, in Xcel Energy common stock. Up to $352 million would be paid on April 30, 2004, except to the extent that Xcel Energy had not received at such time tax refunds equal to $352 million associated with the loss on its investment in NRG. To the extent Xcel Energy had not received such refunds, the April 30 payment would be due on May 30, 2004.

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

Upon the effective date of the NRG plan of reorganization, Xcel Energy’s exposure on any guarantees or other credit support obligations incurred by Xcel Energy for the benefit of NRG or any subsidiary would be terminated and any cash collateral posted by Xcel Energy would be returned to it. The current amount of such cash collateral is approximately $11.5 million.

As part of the settlement with Xcel Energy, any intercompany claims of Xcel Energy against NRG or any subsidiary arising from the provision of intercompany goods or services or the honoring of any guarantee will be paid in full in cash in the ordinary course except that the agreed amount of such intercompany claims arising or accrued as of Jan. 31, 2003 will be reduced from approximately $32 million as asserted by Xcel Energy to $10 million. The $10 million agreed amount is to be paid upon the effective date of the NRG plan of reorganization, with an unsecured promissory note of NRG in the principal amount of $10 million with a maturity of 30 months and an annual interest rate of 3 percent.

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

Consummation of the settlement, including Xcel Energy’s obligations to make the payments set forth above, is contingent upon, among other things, the following:

(1)	The effective date of the NRG plan of reorganization for the NRG voluntary bankruptcy proceeding occurring on or prior to Dec. 15, 2003;

(2)	The final plan of reorganization approved by the Bankruptcy Court and related documents containing terms satisfactory to Xcel Energy, NRG and various groups of the NRG creditors;

(3)	The receipt of releases in favor of Xcel Energy from holders of at least 85 percent of the general unsecured claims held by NRG’s creditors; and

(4)	The receipt by Xcel Energy of all necessary regulatory and other approvals.

Since many of these conditions are not within Xcel Energy’s control, Xcel Energy cannot state with certainty that the settlement will be effectuated. Nevertheless, the Xcel Energy management believes at this time that the settlement will be implemented.

Based on the foreseeable effects of a settlement agreement with the major NRG noteholders and bank lenders and the tax effect of an expected write-off of Xcel Energy’s investment in NRG, Xcel Energy recognized an estimate of the expected tax benefits of the write-off as of Dec. 31, 2002. The tax benefit has been estimated at approximately $706 million. This benefit is based on the estimated tax basis of Xcel Energy’s investment in NRG.

Xcel Energy expects to claim a worthless stock deduction in 2003 on its investment. This would result in Xcel Energy having a net operating loss for the year for tax purposes. Under current law, this 2003 net operating loss could be carried back two years for federal tax purposes. Xcel Energy expects to file for a tax refund of approximately $355 million in first quarter 2004. This refund is based on a two-year carryback.

As to the remaining $351 million of expected tax benefits, Xcel Energy expects to eliminate or reduce estimated quarterly income tax payments, beginning in 2003. The timing of cash savings from the reduction in estimated tax payments would depend on Xcel Energy’s taxable income.

NRG Bankruptcy Filings — On Nov. 22, 2002, five former NRG executives (the petitioners) filed an involuntary Chapter 11 petition against NRG in the United States Bankruptcy Court for the District of Minnesota. Under provisions of federal law, NRG has the full authority to continue to operate its business as if the involuntary petition had not been filed unless and until a court hearing on the validity of the involuntary petition is resolved adversely to NRG. NRG responded to the involuntary petition, contesting the petitioners’ claims and filing a motion to dismiss the case. In their petition, the petitioners sought recovery of severance and other benefits of approximately $28 million.

NRG and the petitioners reached an agreement and compromise regarding their respective claims against each other. In February 2003, this settlement agreement was executed, pursuant to which NRG agreed to pay the petitioners an aggregate settlement in the amount of $12 million conditioned on the dismissal of the involuntary petitions.

On Feb. 28, 2003, Stone & Webster, Inc. and Shaw Constructors, Inc. filed a petition alleging that they hold unsecured, non-contingent claims against NRG in a joint amount of $100 million.

A hearing was held on April 10, 2003, to consider NRG’s motion to dismiss. On April 21, 2003, Fortistar Capital, Inc. and Fortistar Methane, LLC filed a joinder petition to the NRG involuntary bankruptcy proceeding, alleging a claim of $39.6 million. On May 12, 2003, the Minnesota Bankruptcy Court granted NRG’s motion to dismiss the involuntary chapter 11 petition against NRG. On May 14, 2003, NRG, including certain subsidiaries, filed a voluntary petition for bankruptcy under chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. The filing included NRG’s plan of reorganization, which incorporates the terms of the proposed settlement discussed above among Xcel Energy, NRG and various members of NRG’s major credit constituencies.

While it is an exception rather than the rule, especially where one of the companies involved is not in bankruptcy, the equitable doctrine of substantive consolidation permits a bankruptcy court to disregard the separateness of related entities, consolidate and pool the entities’ assets and liabilities and treat them as though held and incurred by one entity where the interrelationship between the entities warrants such consolidation. In the event the settlement described above is not effectuated, Xcel Energy believes that any effort to substantively consolidate Xcel Energy with NRG would be without merit. However, it is possible that NRG or its creditors would attempt to advance such claims or other claims under piercing the corporate veil, alter ego or related theories in the NRG bankruptcy proceeding. One of the creditors of an NRG project, as previously disclosed in Xcel Energy’s 2002 Form 10-K, has already filed involuntary bankruptcy proceedings against that project and has included claims against both NRG and Xcel Energy. If a bankruptcy court were to allow substantive consolidation of Xcel Energy and NRG, it would have a material adverse effect on Xcel Energy.

The accompanying Consolidated Financial Statements do not reflect any conditions or matters that would arise if NRG were in bankruptcy. Pending the outcome of its voluntary bankruptcy petition, NRG remains subject to substantial doubt as to its ability to continue as a going concern.

At March 31, 2003, Xcel Energy’s pro forma investment in NRG, calculated under the equity method of accounting if applied at that date, was a negative $691 million as discussed in Note 5 to the Financial Statements. If the amount of guarantees or other financial assistance committed to NRG by Xcel Energy exceed that level after de-consolidation of NRG, then NRG’s losses would continue to be included in Xcel Energy’s results until the amount of negative investment in NRG reaches the amount of guarantees and financial assistance committed to by Xcel Energy. As of March 31, 2003 the estimated financial commitment to NRG, if based on the terms of the settlement agreement (discussed previously), would be $640 million in new infusions of capital into NRG by Xcel Energy under the plan of reorganization filed in NRG’s bankruptcy proceedings. In addition to this capital infusion that is part of the plan of reorganization filed with the bankruptcy court, a separate payment will be made to NRG and ultimately to a specified group of NRG’s bank creditors of $112 million, resulting in total Xcel Energy settlement payments related to NRG of $752 million. However, should the settlement agreement not ultimately be approved by NRG’s creditors and/or the bankruptcy court, the amount of guarantee exposure and other financial assistance committed to NRG could be less than those amounts, pending the ultimate resolution of NRG’s bankruptcy. Prior to reaching the settlement agreement, Xcel Energy and NRG had entered into a support and capital subscription agreement in 2002 pursuant to which Xcel Energy agreed, under certain circumstances, to provide an additional $300 million contribution to NRG.

In addition to the effects of NRG’s losses, Xcel Energy’s operating results and retained earnings in 2003 could also be affected by the tax effects of any guarantees or financial commitments to NRG, if such income tax benefits were considered likely to be realized in the foreseeable future. The $706 million in income tax benefits recorded in 2002 related to Xcel Energy’s investment in NRG includes only the tax benefits related to cash and stock investments already made in NRG at Dec. 31, 2002. Additional tax benefits could be recorded in 2003 at the time that such benefits are considered likely of realization, when the payment of guarantees and other financial assistance to NRG, including payments under the settlement agreement, become probable. If the settlement payments were fully tax deductible, additional tax benefit in excess of $200 million could be realized in 2003.

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

5. Pro Forma Financial Statements

On May 14, 2003, Xcel Energy’s wholly owned subsidiary NRG, filed a voluntary case to restructure its obligations under chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court in the Southern District of New York. NRG plans to begin soliciting its existing creditors for approval of a plan of reorganization based on a settlement agreement (discussed in Note 4), which contemplates payment by Xcel Energy of up to $752 million, including a new infusion of capital into NRG of $640 million and a separate payment to NRG and ultimately to a specified group of NRG’s bank creditors of $112 million. If NRG’s creditors and the U.S. Bankruptcy Court approve the NRG plan of reorganization as presented, we anticipate that Xcel Energy’s ownership interest in NRG will be completely divested to NRG’s creditors in the future. We cannot assure that the NRG plan of reorganization will be approved or that NRG will successfully complete the proposed restructuring.

The accompanying Xcel Energy financial statements include the consolidated results of NRG through March 31, 2003. As a result of NRG’s bankruptcy filing, we no longer maintain the ability to unilaterally control the operations of NRG. Accordingly, we will begin accounting for our investment in NRG, as of the bankruptcy filing date in May 2003, using the equity method in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” In accordance with the equity method, Xcel Energy will stop recognizing our equity in the losses of NRG effective once it has recognized a specified level of losses, equal to the potential financial commitment it has to NRG as part of the settlement agreement, in excess of its investment in NRG. Xcel Energy has reflected these excess losses on the accompanying pro-forma balance sheet in other current liabilities, based on its expectation that NRG’s plan of reorganization will take effect, and the settlement payments will be made, within twelve months of the bankruptcy filing.

As we presently own 100 percent of the equity interests in NRG, we have recorded 100 percent of NRG’s operating results through March 31, 2003, and have reported NRG as part of Xcel Energy’s consolidated financial statements for all periods through that date. Beginning with June 30, 2003, quarterly reporting (the first period that includes the bankruptcy filing date), we will begin classifying the 2003 net operating results of NRG as equity in losses of NRG in the statement of operations as permitted under the accounting rules governing a mid-year change from consolidating a subsidiary to accounting for the investment using the equity method. However, the presentation of NRG in the historical financial statements as a consolidated subsidiary in 2002 and prior periods will not have changed from the prior presentation. Assuming NRG is able to progress in its bankruptcy proceedings and make its proposed plan of reorganization effective, we may record a non-cash gain if the amounts of NRG losses incurred prior to May 14, 2003 exceed the financial support to NRG required under the settlement agreement.

The following tables summarize pro forma financial information for Xcel Energy assuming the deconsolidation of NRG (that is, accounting for NRG under the equity method) in prior periods.

Xcel Energy Inc. and Subsidiaries
Summary Pro-forma Consolidated Financial Information

Statement of Operations	Quarter Ended		Year Ended

	3/31/2003	3/31/2002	12/31/02

Total Operating Revenues	$2,141,083	$1,887,815	$7,243,223
Total Operating Expenses	1,834,334	1,628,198	6,087,540

Operating Income	306,749	259,617	1,155,683
Equity in Losses of NRG	12,632	26,463	3,464,282
Financing Costs and Other — net	111,588	68,071	371,995
Income Taxes (Benefit)	63,516	61,579	(462,603)

Income (Loss) from Continuing Operations	119,013	103,504	(2,217,991)
Earnings Per Share — Basic and Diluted:
Income (Loss) from Continuing Operations	$0.30	$0.29	$(5.82)

Balance Sheet	03/31/2003

		Capitalization
		Percent

Assets
Current Assets	$2,671,044
Property, Plant and Equipment, net	12,597,878
Other Assets	2,261,370

Total Assets	$17,530,292

Liabilities and Equity
Short-term Debt and Current Maturities	$1,002,601	8.5%
NRG Losses in Excess of Investment	691,129
Other Current Liabilities	1,591,609
Deferred Credits and Other Liabilities	3,451,765
Minority Interest	5,800
Long-Term Debt	5,423,588	46.0%
Preferred Securities	599,320	5.1%
Common Stockholders’ Equity	4,764,480	40.4%

Total Liabilities and Equity	$17,530,292	100.0%

Exhibit 99.03 includes additional information on the pro-forma adjustments made for the deconsolidation of NRG and a complete reconciliation of these pro-forma adjustments to historical financial information of Xcel Energy.

6. Rates and Regulation

PSCo General Rate Case - In May 2002, PSCo filed a combined general retail electric, natural gas and thermal energy base rate case with the Colorado Public Utilities Commission (CPUC) to address increased costs for providing energy to Colorado customers. On April 4, 2003, a comprehensive settlement agreement between PSCo and all but one of the intervenors was executed and filed with the CPUC, which addressed all significant issues in the rate case. In summary, the settlement agreement, among other things, provides for:

•	annual base rate decreases of approximately $33 million for natural gas and $230,000 for electricity, including an annual reduction to electric depreciation expense of approximately $20 million, effective July 1, 2003;

•	an interim adjustment clause (IAC) that recovers 100 percent of prudently incurred 2003 electric fuel and purchased energy expense above the expense recovered through electric base rates during 2003. This clause is projected to recover energy costs totaling approximately $216 million in 2003. The IAC originally went into effect on Jan. 1, 2003. The IAC rate was increased on May 1, 2003 by $93 million to recover the total anticipated energy costs for 2003;

•	a new electric commodity adjustment clause (ECA) for 2004-2006, with an $11.25-million cap on any cost sharing over or under an allowed ECA formula rate;

•	an authorized return on equity of 10.75 percent for electricity and 11.0 percent for natural gas and thermal energy.

Hearings on one settlement agreement were held in late April 2003. Management believes the CPUC will approve the settlement agreement and issue a final rate order during the second quarter, with new rates effective as discussed above. PSCo will now move to the phase II, rate design, portion of the case.

PSCo Fuel Adjustment Clause Proceedings - Certain wholesale power customers of PSCo have filed complaints with the FERC alleging PSCo has been improperly collecting certain fuel and purchased energy costs through the wholesale fuel cost adjustment clause included in their rates. The FERC consolidated these complaints and set them for hearing and settlement judge procedures. In November 2002, the Chief Judge terminated settlement procedures after settlement was not reached. The complainants’ filed initial testimony in late April 2003 claiming the improper inclusion of fuel and purchased energy costs in the range of $40-50 million related to the 1996 to 2002 period. PSCo is currently analyzing the testimony and will file rebuttal testimony in June 2003. The hearings are scheduled for August 2003.

PSCo had an Incentive Cost Adjustment (ICA) for periods prior to calendar 2003, as disclosed in the 2002 Form 10-K. The CPUC is conducting a proceeding to review and approve the incurred and recoverable 2001 costs under the ICA. In April 2003, the CPUC Staff and an intervenor filed testimony recommending disallowance of fuel and purchased energy costs, which, if granted, would result in a $30 million reduction in recoverable 2001 ICA costs. PSCo is currently analyzing the testimony of the CPUC Staff and the intervenor and will file rebuttal testimony in June 2003. The hearings on this matter are scheduled to commence in July 2003. If CPUC Staff and the intervenor are successful, recommended disallowances would also result in a reduction of the recoverable 2002 ICA costs. A review of the 2002 recoverable ICA costs will be conducted in a future proceeding.

At March 31, 2003, PSCo has recorded its deferred fuel and purchased energy costs based on the expected rate recovery of its costs as filed in the above rate proceedings, without the adjustments proposed by various parties. Pending the outcome of these regulatory proceedings, we cannot at this time determine whether any customer refunds or disallowances of PSCo’s deferred costs will be required.

SPS Texas Fuel Factor and Fuel Surcharge Application — In May 2003, SPS proposed to increase its voltage-level fuel factors to reflect increased fuel costs since the time SPS’ current fuel factors were approved in March 2002. The proposed fuel factors are expected to increase Texas annual retail revenues by approximately $60.2 million.

SPS has reported to the PUCT that it has under-collected its fuel costs under the current Texas retail fixed fuel factors. In May 2003, SPS proposed to surcharge $13.2 million and related interest for fuel cost under-recoveries incurred through March 2003. The surcharge will be amortized and collected over an eight-month period. Recovery amounts would depend on future fuel rates once the filing is approved.

7. Commitments and Contingent Liabilities

Lawsuits and claims arise in the normal course of business. Management, after consultation with legal counsel, has recorded an estimate of the probable cost of settlement or other disposition of them.

Environmental Contingencies - Xcel Energy and its subsidiaries have been or are currently involved with the cleanup of contamination from certain hazardous substances at several sites. In many situations, the subsidiary involved is pursuing or intends to pursue insurance claims and believe they will recover some portion of these costs through such claims. Additionally, where applicable, the subsidiary involved is pursuing, or intends to pursue, recovery from other potentially responsible parties and through the rate regulatory process. To the extent any costs are not recovered through the options listed above, Xcel Energy would be required to recognize an expense for such unrecoverable amounts in its consolidated financial statements.

Commodity Futures Trading Commission Investigation - As previously reported, pursuant to a formal order of investigation, on June 17, 2002 the Commodity Futures Trading Commission (CFTC) issued broad subpoenas to Xcel Energy on behalf of its affiliates, including NRG, calling for production, among other things, of “all documents related to natural gas and electricity trading” (June 17, 2002 subpoenas). Since that time, Xcel Energy has produced documents and other materials in response to numerous more specific requests under the June 17, 2002 subpoenas. Certain of these requests and Xcel Energy’s responses have concerned so-called “round-trip trades.” By a subpoena dated Jan. 29, 2003 and related letter requests (Jan. 29, 2003 subpoena), the CFTC has requested that Xcel Energy produce all documents related to all data submittals and documents provided to energy industry publications. Also beginning on Jan. 29, 2003, the CFTC has sought testimony from twenty current and former employees and executives, and may seek additional testimony from other employees, concerning the reporting of energy transactions to industry publications. Xcel Energy has produced documents and other materials in response to the Jan. 29, 2003, subpoena, including documents identifying instances where Xcel Energy’s e prime subsidiary reported natural gas transactions to an industry publication in a manner inconsistent with the publication’s instructions.

A number of energy companies have stated in documents filed with the Federal Energy Regulatory Commission (FERC) that employees reported fictitious natural gas transactions to industry publications. Two companies have agreed to pay $5 million and $20 million, respectively, to the CFTC to settle alleged violations related to the reporting of fictitious transactions. These and other energy companies are also subject to a recent order by the FERC placing requirements on natural gas marketers related to reporting. In addition, one individual trader from each of the companies that was fined has been charged in criminal indictments with reporting fictitious transactions.

Xcel Energy continues to investigate whether e prime reported fictitious transactions to industry publications, and e prime has suspended several employees for failure to cooperate in the investigation. Nevertheless, Xcel Energy believes that none of e prime’s reporting to industry publications had any effect on the financial accounting treatment of any transaction recorded in Xcel Energy’s books and records. Xcel Energy is cooperating in the CFTC investigation, but cannot predict the outcome of any investigation.

Other - The circumstances set forth in Notes 16, 18 and 19 to Xcel Energy’s financial statements in Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2002, appropriately represent, in all material respects, the current status of other commitments and contingent liabilities, including those regarding public liability for claims resulting from any nuclear incident, and are incorporated herein by reference. The following are unresolved contingencies that are material to Xcel Energy’s financial position:

•	NRG Bankruptcy or Insolvency — Negotiation and approval of consensual restructuring agreement (Note 4 to the Financial Statements describes the current status of certain financial contingencies related to NRG);

•	Tax Matters — Tax deductibility of corporate owned life insurance loan interest;

•	Asset Valuation — Recoverability of investment in under-performing nonregulated projects (Seren, Argentina); and

•	Guarantees — See Note 8 for discussion of exposures under various guarantees.

8. Short-Term Borrowings and Financing Instruments

Short-Term Borrowings

At March 31, 2003, Xcel Energy and its subsidiaries had approximately $1.4 billion of short-term debt outstanding at a weighted average interest rate of 5.798 percent.

Credit Facilities

In April 2003, Xcel Energy terminated its $100-million term loan facility.

Guarantees

Xcel Energy provides various guarantees and bond indemnities supporting certain of its subsidiaries. The guarantees issued by Xcel Energy guarantee payment or performance by its subsidiaries under specified agreements or transactions. As a result, Xcel Energy’s exposure under the guarantees is based upon the net liability of the relevant subsidiary under the specified agreements or transactions. The majority of the guarantees issued by Xcel Energy limit the exposure of Xcel Energy to a maximum amount stated in the guarantees. As of March 31, 2003, Xcel Energy had the following amount of guarantee and exposure under these guarantees:

		Exposure under
Subsidiary	Total Guarantee	Guarantee

(Millions of dollars)
NRG	$213	$74
Utility Engineering	$265	$—
e prime	$234	$44
Other Subsidiaries	$77	$32

Total	$789	$150

Xcel Energy guarantees certain obligations for NRG’s power marketing subsidiary, relating to power marketing obligations, fuel purchasing transactions and hedging activities and e prime, relating to trading and hedging activities. See Note 4 for the potential treatment of these guarantees in the NRG bankruptcy proceeding.

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

NRG is directly liable for the obligations of certain of its project affiliates and other subsidiaries pursuant to guarantees relating to certain of their indebtedness, equity and operating obligations. In addition, in connection with the purchase and sale of fuel emission credits and power generation products to and from third parties with respect to the operation of some of NRG’s generation facilities in the United States, NRG may be required to guarantee a portion of the obligations of certain of its subsidiaries. As of March 31, 2003, NRG’s obligations pursuant to its guarantees of the performance, equity and indebtedness obligations of its subsidiaries totaled approximately $920 million.

In addition, Xcel Energy provides indemnity protection for bonds issued by subsidiaries. The total amount of bonds with this indemnity outstanding as of March 31, 2003, was approximately $343 million, of which $17.5 million relates to NRG. The total exposure of this indemnification cannot be determined at this time. Xcel Energy believes the exposure to be significantly less than the total indemnification.

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

The impact of the components of SFAS No. 133 on Xcel Energy’s Other Comprehensive Income, included in the Consolidated Statement of Stockholders’ Equity, are detailed in the following table:

	Three months ended March 31

	2003	2002

(Millions of dollars)
Accumulated other comprehensive income related to SFAS No. 133 at Jan. 1	$22.1	$34.2
After-tax net unrealized gains (losses) related to derivatives accounted for as hedges	(35.8)	25.2
After-tax net realized losses (gains) on derivative transactions reclassified into earnings	(18.9)	0.5

Accumulated other comprehensive income (loss) related to SFAS No. 133 at March 31	$(32.6)	$59.9

Xcel Energy records the fair value of its derivative instruments in its Consolidated Balance Sheet as a separate line item noted as ‘Derivative Instruments Valuation’ for assets and liabilities, as well as current and noncurrent.

Cash Flow Hedges

Xcel Energy and its subsidiaries enter into derivative instruments to manage exposure to changes in commodity prices. These derivative instruments take the form of fixed-price, floating-price or index sales, or purchases and options, such as puts, calls and swaps. These derivative instruments are designated as cash flow hedges for accounting purposes, and the changes in the fair value of these instruments are recorded as a component of Other Comprehensive Income. At March 31, 2003, Xcel Energy had various commodity-related contracts extending through 2018. Amounts deferred in Other Comprehensive Income are recorded as the hedged purchase or sales transaction is completed. This could include the physical sale of electric energy or the use of natural gas to generate electric energy. As of March 31, 2003, Xcel Energy had net gains of $2.1 million accumulated in Other Comprehensive Income that are expected to be recognized in earnings during the next 12 months as the hedged transaction occurs. However, due to the volatility of commodities markets, the value in Other Comprehensive Income will likely change prior to its recognition in earnings.

As required by SFAS No. 133, Xcel Energy recorded gains of $0.0 million and $0.1 million related to ineffectiveness on commodity cash flow hedges during the three months ended March 31, 2003 and 2002, respectively.

Xcel Energy and its subsidiaries enter into interest rate swap instruments that effectively fix the interest payments on certain floating rate debt obligations. These derivative instruments are designated as cash flow hedges for accounting purposes, and the change in the fair value of these instruments is recorded as a component of Other Comprehensive Income. Xcel Energy expects to reclassify into earnings through March 2004 net losses from Other Comprehensive Income of approximately $(0.4) million.

Hedge effectiveness is recorded based on the nature of the item being hedged. Hedging transactions for the sales of electric energy are recorded as a component of revenue, hedging transactions for fuel used in energy generation are recorded as a component of fuel costs, and hedging transactions for interest rate swaps are recorded as a component of interest expense.

Hedges of Foreign Currency Exposure of a Net Investment in Foreign Operations

To preserve the U.S. dollar value of projected foreign currency cash flows, Xcel Energy, through NRG, may hedge, or protect those cash flows if appropriate foreign hedging instruments are available. Xcel Energy does not expect to reclassify any significant amounts into earnings through March 2004 from Other Comprehensive Income on foreign currency swaps accounted for as hedges.

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

Xcel Energy evaluates all of its contracts within the regulated and nonregulated operations when such contracts are entered to determine if they are derivatives and if so, if they qualify and meet the normal designation requirements under SFAS No. 133. None of the contracts entered into within the trading operations qualify for a normal designation.

Normal purchases and normal sales contracts are accounted for as executory contracts as required under other generally accepted accounting principles.

Pending Accounting Change

In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149 — “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149). SFAS No. 149, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 clarifies the discussion around initial net investment, clarifies when a derivative contains a financing component, and amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45. In addition, SFAS No. 149 also incorporates certain implementation issues of a derivative implementation group. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance will be applied to hedging relationships on a prospective basis. Xcel Energy and its subsidiaries are currently assessing SFAS No. 149, but do not anticipate that it will have a material impact on consolidated results of operations, cash flows or financial position.

10. Segment Information

Xcel Energy has the following reportable segments: Electric Utility, Gas Utility and its nonregulated energy business, NRG. Trading operations performed by regulated operating companies are not a reportable segment; electric trading results are included in the Electric Utility segment and gas trading results are presented in All Other.

Three months ended March 31, 2003

	Electric	Gas		All	Reconciling	Consolidated
(Thousands of dollars)	Utility	Utility	NRG	Other	Eliminations	Total

Operating revenues from external customers	$1,367,937	$666,129	$533,640	$112,516	$—	$2,680,222
Intersegment revenues	296	1,386	—	21,780	(23,462)	—
Equity in earnings of unconsolidated affiliates	—	—	45,629	(5,499)	—	40,130

Total revenues	$1,368,233	$667,515	$579,269	$128,797	$(23,462)	$2,720,352

Segment net income (loss)	$86,098	$56,551	$(12,632)	$20,086	$(10,091)	$140,012

Three months ended March 31, 2002

	Electric	Gas		All	Reconciling	Consolidated
(Thousands of dollars)	Utility	Utility	NRG	Other	Eliminations	Total

Operating revenues from external customers	$1,234,482	$563,479	$468,099	$87,353	—	$2,353,413
Intersegment revenues	259	432	—	35,625	(35,625)	691
Equity in earnings of unconsolidated affiliates	—	—	14,670	1,810	—	16,480

Total revenues	$1,234,741	$563,911	$482,769	$124,788	$(35,625)	$2,370,584

Segment net income (loss)	$81,918	$48,053	$(26,463)	$7,196	$(7,200)	$103,504

In 2003, the process to allocate common costs of the electric and gas utility segments was revised. Segment results for 2002 have been restated to reflect the revised cost allocation process.

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

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “estimate,” “expect,” “objective,” “outlook,” “projected,” “possible,” “potential” and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to:

•	general economic conditions, including their impact on capital expenditures and the ability of Xcel Energy and its subsidiaries to obtain financing on favorable terms;

•	business conditions in the energy industry;

•	competitive factors, including the extent and timing of the entry of additional competition in the markets served by Xcel Energy and its subsidiaries;

•	unusual weather;

•	state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures, and affect the speed and degree to which competition enters the electric and gas markets;

•	the higher risk associated with Xcel Energy’s nonregulated businesses compared with its regulated businesses;

•	the financial condition of NRG;

•	actions by the bankruptcy court;

•	failure to realize expectations regarding the NRG settlement agreement;

•	currency translation and transaction adjustments;

•	risks associated with the California power market; and

•	the other risk factors listed from time to time by Xcel Energy in reports filed with the Securities and Exchange Commission (SEC), including Exhibit 99.01 to this report on Form 10-Q for the quarter ended March 31, 2002.

RESULTS OF OPERATIONS

Xcel Energy owns or has an interest in a number of nonregulated businesses, the largest of which is NRG Energy, Inc. (NRG), an independent power producer. Xcel Energy owned 100 percent of NRG at the beginning of 2000. About 18 percent of NRG was sold to the public in an initial public offering in the second quarter of 2000, leaving Xcel Energy with an 82-percent interest at Dec. 31, 2000. In March 2001, another 8 percent of NRG was sold to the public, leaving Xcel Energy with an interest of about 74 percent at Dec. 31, 2001. On June 3, 2002, Xcel acquired the 26 percent of NRG held by the public so that it again held 100 percent ownership at Dec. 31, 2002. NRG is facing severe financial difficulties and has filed a voluntary petition for bankruptcy. See Note 2, 3, 4 and 7 to the Consolidated Financial Statements, included in Xcel Energy’s Form 10-K for the year ended Dec. 31, 2002 and Note 4 to the financial statements in this report.

Earnings per Share Summary

Xcel Energy’s earnings per share were $0.35 for the first quarter of 2003, compared with $0.29 for the first quarter of 2002. The following table details the earnings per share contribution of Xcel Energy’s regulated and nonregulated businesses.

	Three months ended:

	March 31, 2003	March 31, 2002

Components of GAAP earnings are:
Utility earnings — continuing operations	0.37	$0.38
NRG earnings (loss) — continuing operations	(0.51)	(0.09)
Other nonregulated results/holding co. costs	(0.04)	(0.03)

Subtotal — continuing operations	(0.18)	0.26
NRG earnings (loss) — discontinued operations	0.48	0.03
Utility earnings — discontinued operations (gain on sale of Viking Gas)	0.05	—

Subtotal — discontinued operations	0.53	0.03

Total GAAP earnings per share	$0.35	$0.29

Earnings per share (EPS)	Three months ended:

	March 31, 2003	March 31, 2002

Segments of GAAP earnings include:
Utility earnings — continuing operations	$0.37	$0.38
Utility earnings — discontinued operations (gain on sale of Viking Gas/Guardian)	0.05	—

Subtotal — utility segment earnings	0.42	0.38
NRG earnings (loss) — continuing operations	(0.51)	(0.09)
NRG earnings (loss) — discontinued operations	0.48	0.03

Subtotal — NRG segment earnings	(0.03)	(0.06)

Other nonregulated results/holding co. costs	(0.04)	(0.03)

Total GAAP earnings per share	$0.35	$0.29

Utility Segment Results

In the first quarter of 2003, regulated earnings per share were increased by 5 cents per share due to the gain on the sale of Viking Gas and Guardian, as discussed in Note 3 to the financial statements.

In addition, first quarter 2003 net income from utility operations increased largely due to electric utility retail sales growth and higher short-term wholesale margins, as discussed in the following section. Utility earnings per share decreased by 5 cents per share in first quarter 2003 due to the dilutive effects of stock issuances in February and June 2002.

The following summarizes the estimated impact of weather on regulated utility earnings per share, based on estimated temperature variations from historical averages (excluding the impact on energy trading operations):

	Earnings per Share Increase (Decrease)

Earnings per Share for the Period Ended March 31:	2003 vs. Normal	2002 vs. Normal	2003 vs. 2002

Quarter Ended	$0.00	($0.01)	$0.01

NRG Segment Results

NRG Continuing Operations - During the first quarter, NRG’s losses from continuing operations increased in 2003 compared to 2002 largely due to higher interest expense, lower income tax benefits available and special charges (discussed below). Increased interest costs reflect higher NRG corporate debt levels in 2003. Also, as a result of not being included in Xcel Energy’s consolidated tax filing, NRG no longer receives a tax benefit for losses incurred during 2003. These higher losses were partially offset by increased gross margins within NRG’s central U.S., western U.S. and international regional operations as compared to the prior year. In addition, general and administrative costs decreased due to overall cost containment efforts.

NRG expensed approximately $46 million in the first quarter of 2003 for special charges related mainly to asset impairment and its financial restructuring. These costs include expenses for financial and legal advisors, contract termination costs, employee separation and other restructuring activities.

NRG Discontinued Operations - Since the summer of 2002, NRG has placed several of its consolidated projects for sale and has completed the majority of these sales through March 31, 2003. All results of these projects, including gains or losses on disposal, are reflected as discontinued operations. Results for 2002 have been reclassified from amounts previously reported for consistency with the 2003 presentation. Discontinued operations in 2003 includes a gain of $191 million, or $0.48 per share, related to the disposal of NRG’s Killingholme project in January 2003. NRG had previously recognized a $478-million asset impairment write-down for Killingholme in 2002, and the gain represents a final adjustment to reflect the impacts of transferring the project to lenders in 2003.

Other Results — Nonregulated Subsidiaries and Holding Company

The following table summarizes the earnings per share (EPS) contributions of Xcel Energy’s nonregulated businesses other than NRG and holding company results:

Earning (loss) per share	Three months ended:

	March 31, 2003	March 31, 2002

Seren Innovations Inc.	$(0.01)	$(0.02)
Eloigne Company	0.00	0.01
e prime	0.00	0.00
Planergy International	0.00	(0.01)
Financing costs and preferred dividends	(0.03)	(0.02)
Other	0.00	0.01

Total nonregulated EPS	$(0.04)	$(0.03)

Seren — Seren operates a combination cable television, telephone and high-speed Internet access system in St. Cloud, Minn., and Contra Costa County, California. At March 31, 2003, Xcel Energy’s investment in Seren was approximately $264 million.

Financing Costs and Preferred Dividends - Nonregulated and holding company results include interest expense and preferred dividend costs, which are incurred at the Xcel Energy and intermediate holding company levels and are not directly assigned to individual subsidiaries. Financing costs in 2003 include the costs associated with terminating a $100-million holding company term loan facility.

Income Statement Analysis — First Quarter 2003 vs. First Quarter 2002

Electric Utility and Commodity Trading Margins

Electric fuel and purchased power expenses tend to vary with changing retail and wholesale sales requirements and unit cost changes in fuel and purchased power. Due to fuel cost recovery mechanisms for retail customers in several states, most fluctuations in energy costs do not materially affect electric utility margin. The retail fuel clause cost recovery mechanism in Colorado has changed from 2002 to 2003. For 2002, electric utility margins in Colorado reflect the impact of sharing energy costs and savings relative to a target cost per delivered kilowatt-hour under the retail incentive cost adjustment (ICA) ratemaking mechanism. For 2003, PSCo will be able to collect 100 percent of its retail electric fuel and purchased energy expense through the interim adjustment clause (IAC). In addition to the ICA and the IAC, Colorado has other adjustment clauses that allow certain costs to be recovered from retail customers.

Xcel Energy has three distinct forms of wholesale sales: short-term wholesale, electric commodity trading and natural gas commodity trading. Short-term wholesale refers to electric sales for resale, which are associated with energy produced from Xcel Energy’s generation assets or energy and capacity purchased to serve native load. Electric and natural gas commodity trading refers to the sales for resale activity of purchasing and reselling electric and natural gas energy to the wholesale market. Short-term wholesale and electric trading activities are considered part of the electric utility segment, while the natural gas commodity trading is considered part of the “All Other,” nonregulated other than NRG, segment.

Xcel Energy’s commodity trading operations are conducted by NSP-Minnesota (electric), PSCo (electric) and e prime (natural gas). Margins from electric trading activity, conducted at NSP-Minnesota and PSCo, are partially redistributed to other operating utilities of Xcel Energy, pursuant to a joint operating agreement (JOA) approved by the FERC. PSCo’s short-term wholesale margins and electric trading margins reflect the impact of regulatory sharing of certain margins with Colorado retail customers. Trading results are reported net of related costs (i.e., on a margin basis) in the Consolidated Statements of Operations. Trading revenue and costs associated with NRG’s operations are included in the NRG segment results, not reflected in the table below. The following table details the revenue and margin for base electric utility, short-term wholesale and electric and natural gas trading activities.

	Base		Electric	Gas
	Electric	Short-term	Commodity	Commodity	Intercompany	Consolidated
(Millions of dollars)	Utility	Wholesale	Trading	Trading	Eliminations	Total

3 months ended 3/31/2003
Electric utility revenue	$1,307	$62	$—	$—	$—	$1,369
Electric fuel and purchased power-utility	(552)	(41)	—	—	—	(593)
Electric and gas trading revenue-gross	—	—	58	383	(12)	429
Electric and gas trading costs	—	—	(59)	(378)	12	(425)

Gross margin before operating expenses	$755	$21	$(1)	$5	$—	$780

Margin as a percentage of revenue	57.8%	33.9%	(1.7%)	1.3%	—	43.4%
3 months ended 3/31/2002
Electric utility revenue	$1,191	$41	$—	$—	$—	$1,232
Electric fuel and purchased power-utility	(452)	(36)	—	—	—	(488)
Electric and gas trading revenue-gross	—	—	317	455	(17)	755
Electric and gas trading costs	—	—	(314)	(455)	17	(752)

Gross margin before operating expenses	$739	$5	$3	$—	$—	$747

Margin as a percentage of revenue	62.0%	12.2%	0.9%	—	—	37.6%

Base electric utility revenue increased $116 million, or 9.7 percent, while base electric utility margins, primarily retail, increased approximately $16 million, or 2.2 percent, for the first quarter of 2003 compared with the first quarter of 2002. The higher base electric margin in the first quarter of 2003 reflects sales growth and the implementation of an air-quality improvement rider at PSCo for the recovery of investments and related costs to improve air quality in Colorado. Higher demand costs partially offset the increase in the quarter.

Short-term wholesale and electric and gas commodity trading sales margins increased approximately $17 million for first quarter 2003 compared with the same period in 2002. The short-term wholesale increase reflects more favorable prices on electric sales to other utilities, primarily in Minnesota.

Gas Utility Margins

The following table details the changes in gas utility revenue and margin. The cost of gas tends to vary with changing sales requirements and the unit cost of gas purchases. However, due to purchased gas cost recovery mechanisms for sales to retail customers, fluctuations in the cost of gas have little effect on natural gas margin.

	Three months ended:

(Millions of dollars)	March 31, 2003	March 31, 2002

Gas revenue	$666	$564
Cost of gas purchased and transported	(480)	(376)

Gas margin	$186	$188

Gas revenue increased by approximately $102 million, or 18.1 percent, in the first quarter of 2003, primarily due to increases in the cost of natural gas, which are largely passed on to customers and recovered through various rate adjustment clauses in most of the jurisdictions in which Xcel Energy operates. Gas margin remained basically unchanged over the same periods due to rate recovery adjustment clauses. Sales volume levels remained relatively unchanged due to the impact of warmer-than-normal weather offsetting customer growth.

Nonregulated Operating Margins

The following table details the change in nonregulated revenue and margin, including NRG’s continuing operations.

	Three months ended:

(Millions of dollars)	3/31/03	3/31/02

Nonregulated and other revenue	$642	$556
Earnings from equity investments	40	16
Nonregulated cost of goods sold	(362)	(277)

Nonregulated margin	$320	$295

Nonregulated revenue increased for the first quarter of 2003, largely due to NRG increases attributable to NRG’s North American operations and to a lesser degree revenues from NRG’s international operations, primarily within the Asia Pacific region. The increase in NRG’s revenues attributable to its North American operations was primarily related to its northeast regional operations as well as its mid-atlantic and south central operations. The overall primary driver of the increased revenues is due largely to an increase in market prices in 2003 compared to the same period in 2002. Partially offsetting this increase was an unfavorable mark-to-market during 2003 as compared to 2002 due to an increase in fuel and electricity prices in 2003. The increase in NRG’s international operations was primarily related to favorable variances in the currency exchange rate.

Earnings from equity investments increased for the first quarter of 2003 compared with the same period in 2002, primarily due to favorable results at NRG’s West Coast Power investment, resulting from lower fuel costs relative to the fixed price energy portion of the California Department of Water Resources contract in 2003 as compared to 2002. In addition, NRG’s international equity method investments, primarily Mibrag and Gladstone contributed favorably to the variance in 2003 as compared to 2002. The primary drivers for these favorable variances were favorable foreign exchange rates and cost reductions.

Non-Fuel Operating Expense and Other Costs

Regulated Other Operation and Maintenance Expenses for the first quarter of 2003 decreased by approximately $10 million, or 2.5 percent, compared with the first quarter of 2001. The decrease was due to lower plant outage and information technology costs, partially offset by higher benefit and storm related costs.

Depreciation and amortization increased by approximately $15 million, or 6.2 percent, for the first quarter of 2003, compared with the first quarter of 2002, primarily due to higher depreciation from new plant investment in 2002 at NRG.

Interest expense increased by approximately $97 million, or 51.2 percent, for the first quarter of 2003, compared with the first quarter of 2002, primarily due to increased debt levels of NRG. In addition, debt was refinanced at higher interest rates during 2002.

Income taxes changed due to a change in pretax income and the effective tax rate. The change in the effective tax rate between years reflects NRG’s inability to recognize tax benefits on losses in 2003 due to its loss carry forward position. Beginning in the third quarter of 2002, Xcel Energy announced that the likely tax filing status of NRG for 2002 and future years had changed from being included as part of Xcel Energy’s consolidated federal income tax group to filing on a stand-alone basis. On a stand-alone basis, NRG does not have the ability to recognize all tax benefits that may ultimately accrue from its operating losses and is currently in a net operating loss carryforward position for tax purposes.

Pending Accounting Changes

SFAS No. 149 — In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149 — Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS No. 149). SFAS No. 149, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 clarifies the discussion around initial net investment, clarifies when a derivative contains a financing component, and amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45. In addition, SFAS No. 149 also incorporates certain implementation issues of a derivative implementation group. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance will be applied to hedging relationships on a prospective basis. Xcel Energy is currently assessing SFAS No. 149 but do not anticipate that it will have a material impact on consolidated results of operations, cash flows or financial position.

Critical Accounting Policies

Preparation of financial statements and related disclosures in compliance with generally accepted accounting principles (GAAP) requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events, including the likelihood of success of particular projects, legal and regulatory challenges and anticipated recovery of costs. These judgments, in and of themselves, could materially impact the financial statements and disclosures based on varying assumptions, which may be appropriate to use. In addition, the financial and operating environment also may have a significant effect, not only on the operation of the business, but on the results reported through the application of accounting measures used in preparing the financial statements and related disclosures, even if the nature of the accounting policies applied have not changed. Item 7, Management’s Discussion and Analysis, in Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2002 includes a list of accounting policies that are most significant to the portrayal of Xcel Energy’s financial condition and results, and that require management’s most difficult, subjective or complex judgments. Each of these has a higher likelihood of resulting in materially different reported amounts under different conditions or using different assumptions.

Market Risks

Xcel Energy and its subsidiaries are exposed to market risks, including changes in commodity prices, interest rates and currency exchange rates as disclosed in Management’s Discussion and Analysis in its annual report on Form 10-K for the year ended Dec. 31, 2002. Commodity price and interest rate risks for Xcel Energy’s regulated subsidiaries are mitigated in most jurisdictions due to cost-based rate regulation. There have been no material changes in the market risk exposures that affect the quantitative and qualitative disclosures presented as of Dec. 31, 2002 in Xcel Energy’s Annual Report on Form 10-K.

NSP-Minnesota maintains trust funds, as required by the Nuclear Regulatory Commission, to fund certain costs of nuclear decommissioning. Those investments are exposed to price fluctuations in equity markets and changes in interest rates. However, because the costs of nuclear decommissioning are recovered through NSP-Minnesota rates, fluctuations in investment fair value do not affect NSP-Minnesota’s consolidated results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Three months ended March 31

	2003	2002

Net cash provided by operating activities (in millions)	$273	$325

Cash provided by operating activities decreased for the first three months of 2003, compared with the first three months of 2002. The decrease was primarily due to decreased cash from working capital.

	Three months ended March 31

	2003	2002

Net cash used in investing activities (in millions)	$(49)	$(686)

Cash used in investing activities decreased for the first three months of 2003, compared with the first three months of 2002. The change is largely due to decreased levels of nonregulated capital expenditures and asset acquisitions, primarily at NRG.

	Three months ended March 31

	2003	2002

Net cash (used in) provided by financing activities (in millions)	$(73)	$452

Cash provided by financing activities decreased for the first three months of 2003, compared with the first three months of 2002. The change is largely due to decreased short-term and long-term borrowings primarily related to decreased acquisitions and capital expenditures at NRG.

Credit Facilities

As of April 23, 2003, Xcel Energy had the following credit facilities available to meet its liquidity needs:

Company	Facility	Drawn	Available	Cash	Liquidity	Maturity

(Millions of dollars)
NSP-Minnesota	$300	$0	$300	$94	$394	Aug-2003
NSP-Wisconsin	$0	$0	$0	$29	$29
PSCo	$530	$50	$480	$41	$521	June-2003
SPS	$100	$3	$97	$99	$196	Feb-2004
Xcel Energy - Holding Company	$400	$400	$0	$254	$254	Nov-2005

The liquidity table reflects the following activity:

•	In March 2003, NSP-Minnesota retired $100 million of long-term debt.

•	In April 2003, NSP-Minnesota retired $80 million of long-term debt.

•	In March 2003, PSCo issued 10-year, $250 million of long-term debt with a coupon of 4.875 percent.

•	In April 2003, PSCo retired $250 million of long-term debt.

•	In April 2003, Xcel Energy terminated a $100 million term loan facility.

Xcel Energy expects to accumulate additional cash at the holding company level during 2003 from the tax benefit associated with its investment in NRG and from the receipt of operating company dividends.

Financing Activities

In March 2003, PSCo issued $250 million of 4.875 percent first collateral trust bonds due 2013. The bonds were sold to qualified institutional buyers.

In April 2003, NSP-Minnesota amended an existing shelf registration statement with $415 million of available debt to allow for the issuance of secured debt, in addition to unsecured debt.

In April 2003, PSCo registered $500 million of additional debt securities to supplement the existing $300 million of already registered debt securities.

Short-term debt and financial instruments are discussed in Note 8 to the Financial Statements.

Financing Plans

The following details Xcel Energy’s financing plan for debt issuances during 2003, subject to favorable market conditions:

•	Xcel Energy is in the process of renewing the credit facilities for PSCo and NSP-Minnesota and expects to complete this process in May 2003. Based on reduced liquidity needs, the current plan is to downsize the PSCo facility to $300 million and the NSP-Minnesota facility to $225 million. Potentially, both facilities may be increased by $50 million at the option of PSCo or NSP-Minnesota, respectively.

•	PSCo expects to issue up to $400 million of debt for working capital, repayment of short-term borrowings and possible refinancing of existing long-term with lower coupon debt.

•	NSP-Minnesota expects to issue up to $150 million of debt to partially replace debt maturing in 2003.

•	NSP-Wisconsin expects to issue up to $150 million of debt to partially replace debt maturing in 2003 and for possible refinancing of existing long-term with lower coupon debt.

•	Xcel Energy will also evaluate additional opportunities during 2003 to refinance existing debt securities with lower coupon debt.

Dividend Restrictions

Under the PUHCA, unless there is an order from the SEC, a holding company or any subsidiary may only declare and pay dividends out of retained earnings. Xcel Energy retained earnings were $38 million at March 31, 2003. Xcel Energy has requested authorization from the SEC to pay dividends out of paid-in capital up to $260 million until Sept. 30, 2003. The SEC has not acted on the request as of the date of this report.

Xcel Energy intends to make every effort to pay the full dividend of 75 cents per share during 2003. If the SEC does not grant authorization to pay the dividend out of capital surplus, Xcel Energy currently expects that its retained earnings would be sufficiently positive before the end of 2003 to pay dividends at that time.

NRG Financial Issues and Bankruptcy

NRG Liquidity and Debt Service Issues - Historically, NRG has obtained cash from operations, issuance of debt and equity securities, borrowings under credit facilities, capital contributions from Xcel Energy, reimbursement by Xcel Energy of tax benefits pursuant to a tax-sharing agreement and proceeds from non-recourse project financings. NRG has used these funds to finance operations, service debt obligations, fund the acquisition, development and construction of generation facilities, finance capital expenditures and meet other cash and liquidity needs.

Substantially all of NRG’s operations are conducted by project subsidiaries and project affiliates. NRG’s cash flow and ability to service corporate-level indebtedness when due is dependent upon receipt of cash dividends and distributions or other transfers from NRG’s projects and other subsidiaries. The debt agreements of NRG’s subsidiaries and project affiliates generally restrict their ability to pay dividends, make distributions or otherwise transfer funds to NRG. As of March 31, 2003,

Loy Yang, Energy Center Kladno, LSP Energy (Batesville), NRG South Central and NRG Northeast Generating did not meet the minimum debt service coverage ratios required for these projects to make payments to NRG.

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

As discussed in Note 4 to the Financial Statements, since mid-2002, NRG has experienced severe financial difficulties, resulting primarily from declining credit ratings and lower prices for power. These financial difficulties have caused NRG to, among other things, miss several scheduled payments of interest and principal on its bonds and incur asset impairment charges and other cots in excess of $3 billion in 2002. These asset impairment charges related to write-offs for anticipated losses on sales of several projects as well as anticipated losses related to projects for which NRG has stopped funding. In addition, as a result of having its credit ratings downgraded, NRG is in default of obligations to post cash collateral of approximately $1 billion. Furthermore, on Nov. 6, 2002, lenders to NRG accelerated approximately $1.1 billion of NRG’s debt under the construction revolver financing facility, rendering the debt immediately due and payable. In addition, on Feb. 27, 2003, lenders to NRG accelerated approximately $1.0 billion of NRG Energy’s debt under the corporate revolver financing facility, rendering the debt immediately due and payable. On May 14, 2003, NRG, including certain subsidiaries, filed a voluntary petition for bankruptcy under chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. The filing included NRG’s plan of reorganization, which incorporates the terms of the proposed settlement discussed below among Xcel Energy, NRG and various members of NRG’s major credit constituencies.

Settlement Agreement with NRG’s Creditors - On March 26, 2003, Xcel Energy’s board of directors approved a tentative settlement with holders of most of NRG’s long-term notes and the steering committee representing NRG’s bank lenders regarding alleged claims of such creditors against Xcel Energy, including claims related to the Support Agreement. As discussed above, NRG and certain of NRG’s subsidiaries filed on May 14, 2003 voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code to restructure their debt. NRG’s filing included its plan of reorganization. The plan incorporates the terms of the tentative settlement previously announced among NRG, Xcel Energy and members of NRG’s major creditor constituencies that provides for payments by Xcel Energy to NRG and ultimately to its creditors of up to $752 million. A plan support agreement reflecting the settlement has been signed by Xcel Energy, NRG, holders of approximately 40 percent in principal amount of NRG’s long-term notes and bonds, along with two NRG banks who serve as co-chairs of the Global Steering Committee for the NRG bank lenders. The plan support agreement is filed as Exhibit 10.01 to this report. This agreement will become fully effective upon execution by holders of approximately an additional ten percent in principal amount of NRG’s long-term notes and bonds and by a majority of NRG bank lenders representing at least two-thirds in principal amount of NRG’s bank debt. Xcel Energy expects the requisite signatures will be obtained promptly. The principal terms of the settlement are as follows:

•	Xcel Energy would pay up to $752 million to NRG to settle all claims of NRG against Xcel Energy, including all claims under the Support Agreement.

•	$350 million would be paid at or shortly following the effective date of the NRG plan of reorganization. It is expected that this payment would be made prior to year-end 2003. $50 million would be paid on Jan. 1, 2004, and all or any part of such payment could be made, at Xcel Energy’s election, in Xcel Energy common stock. Up to $352 million would be paid on April 30, 2004, except to the extent that Xcel Energy had not received at such time tax refunds equal to $352 million associated with the loss on its investment in NRG. To the extent Xcel Energy had not received such refunds, the April 30 payment would be due on May 30, 2004.

•	$390 million of the Xcel Energy payments are contingent on receiving releases from NRG creditors. To the extent Xcel Energy does not receive a release from an NRG creditor. Xcel Energy’s obligation to make $390 million of the payments would be reduced based on the amount of the creditor’s claim against NRG. As noted below, however, the entire settlement is contingent upon Xcel Energy receiving releases from at least 85 percent of the claims in various NRG creditor groups. As a result, it is not expected that Xcel Energy’s payment obligations would be reduced by more than approximately $60 million. Any reduction would come from the Xcel Energy payment due on April 30, 2004.

Xcel Energy expects to finance the above payments with cash on hand at the holding company level and with funds from the tax benefits associated with its write-off of its investment in NRG. Upon the effective date of the NRG plan of reorganization, Xcel Energy’s exposure on any guarantees or other credit support obligations incurred by Xcel Energy for the benefit of NRG or any subsidiary would be terminated and any cash collateral posted by Xcel Energy would be returned to it. The current amount of such cash collateral is approximately $11.5 million.

As part of the settlement with Xcel Energy, any intercompany claims of Xcel Energy against NRG or any subsidiary arising from the provision of intercompany goods or services will be paid in full in cash in the ordinary course except that the agreed amount of such intercompany claims related to certain indirect corporate costs arising or accrued as of Jan. 31, 2003 will be reduced from approximately $32 million as asserted by Xcel Energy to $10 million. The $10 million agreed amount is to be paid upon the effective date of the NRG plan of reorganization, with an unsecured promissory note of NRG, maturing in 30 months and bearing interest at 3 percent annually in the principal amount of $10 million.

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

Consummation of the settlement, including Xcel Energy’s obligations to make the payments set forth above, is contingent upon, among other things, the following:

(1)	The effective date of the NRG plan of reorganization for the NRG voluntary bankruptcy proceeding described above occurring on or prior to Dec. 15, 2003;

(2)	The final plan of reorganization approved by the Bankruptcy Court and related documents containing terms satisfactory to Xcel Energy, NRG and various groups of the NRG creditors;

(3)	The receipt of releases in favor of Xcel Energy from holders of at least 85 percent of the general unsecured claims held by NRG’s creditors; and

(4)	The receipt by Xcel Energy of all necessary regulatory and other approvals.

Based on the foreseeable effects of a settlement agreement with the major NRG noteholders and bank lenders and the tax effect of an expected write-off of Xcel Energy’s investment in NRG, Xcel Energy would recognize the expected tax benefits of the write-off as of Dec. 31, 2002. The tax benefit has been estimated at approximately $706 million. This benefit is based on the estimated tax estimated basis of Xcel Energy’s investment in NRG.

Xcel Energy expects to claim a worthless stock deduction in 2003 on its investment. This would result in Xcel Energy having a net operating loss for the year for tax purposes. Under current law, this 2003 net operating loss could be carried back two years for federal tax purposes. Xcel Energy expects to file for a tax refund of approximately $355 million in first quarter 2004. This is refund based on a two-year carryback.

As to the remaining $351 million of expected tax benefits, Xcel Energy expects to eliminate or reduce estimated quarterly income tax payments, beginning in 2003. The amount of cash freed up by the reduction in estimated tax payments would depend on Xcel Energy’s taxable income.

Xcel Energy Impacts of NRG Bankruptcy - While it is an exception rather than the rule, especially where one of the companies involved is not in bankruptcy, the equitable doctrine of substantive consolidation permits a bankruptcy court to disregard the separateness of related entities; to consolidate and pool the entities’ assets and liabilities; and treat them as though held and incurred by one entity where the interrelationship between the entities warrants such consolidation. In the event the settlement described above is not effectuated, Xcel Energy believes that any effort to substantively consolidate Xcel Energy with NRG would be without merit. However, it is possible that NRG or its creditors would attempt to advance such claims, or other claims under piercing the corporate veil, alter ego or related theories, in the NRG bankruptcy proceeding, particularly if there were not a prenegotiated plan of reorganization, and Xcel Energy cannot be certain how a bankruptcy court would resolve these issues. One of the creditors of the NRG project Pike, as discussed in Note 4 to the Consolidated Financial Statements, has already filed involuntary bankruptcy proceedings against that project and has included claims against both NRG and Xcel Energy. If a bankruptcy court were to allow substantive consolidation of Xcel Energy and NRG, it would have a material adverse effect on Xcel Energy.

The accompanying Consolidated Financial Statements do not reflect any conditions or matters from NRG being in bankruptcy. Pending the outcome of its voluntary bankruptcy petition, NRG remains subject to substantial doubt as to its ability to continue as a going concern.

Upon NRG’s filing of its voluntary petition and certain actions taken by Xcel Energy to fully relinquish its effective control over NRG, NRG will no longer be included in Xcel Energy’s consolidated financial statements, prospectively from the date such actions were taken. Such de-consolidation of NRG encompasses a change in Xcel Energy’s accounting for NRG to the equity method, under which Xcel Energy will continue to record its interest in NRG’s income or losses until Xcel Energy’s investment in NRG (under the equity method) reaches the level of obligations that Xcel Energy had either guaranteed on behalf of NRG or was otherwise committed to in the form of financial assistance to NRG. Prior to completion of a bankruptcy proceeding, a prenegotiated plan of reorganization or other settlement reached with NRG’s creditors would be the determining factors in assessing whether a commitment to provide financial assistance to NRG existed at the time of de-consolidation.

At March 31, 2003, Xcel Energy’s pro forma investment in NRG, calculated under the equity method if applied at that date, was a negative $691 million as discussed in Note 5 to the Financial Statements. If the amount of guarantees or other financial assistance committed to NRG by Xcel Energy exceeded that level after de-consolidation of NRG, then NRG’s losses would continue to be included in Xcel Energy’s results until the amount of negative investment in NRG reaches the amount of guarantees and financial assistance committed to by Xcel Energy. As of March 31, 2003, the estimated financial assistance potentially committed to NRG, if based on the terms of the settlement agreement (discussed previously), would be $640 million in new infusions of capital into NRG by Xcel Energy under the plan of reorganization filed in NRG’s bankruptcy proceedings. In addition to this capital infusion that is part of the plan of reorganization filed with the bankruptcy court, a separate payment will be made to NRG and ultimately to a specified group of NRG’s bank creditors of $112 million, resulting in total Xcel Energy settlement payments related to NRG of $752 million. However, should the settlement agreement not ultimately be approved by NRG’s creditors and/or the bankruptcy court, the amount of guarantee exposure and other financial assistance committed to NRG could be less than those amounts, pending the ultimate resolution of NRG’s bankruptcy. Prior to reaching the settlement agreement, Xcel Energy and NRG had entered into a support and capital subscription agreement in 2002 pursuant to which Xcel Energy agreed, under certain circumstances, to provide an additional $300 million contribution to NRG.

In addition to the effects of NRG’s losses, Xcel Energy’s operating results and retained earnings in 2003 could also be affected by the tax effects of any guarantees or financial commitments to NRG, if such income tax benefits were considered likely of realization in the foreseeable future. The $706 million in income tax benefits recorded in 2002 related to Xcel Energy’s investment in NRG, includes only the tax benefits related to cash and stock investments already made in NRG at Dec. 31, 2002. Additional tax benefits could be recorded in 2003 at the time that such benefits are considered likely of realization, when the payment of guarantees and other financial assistance to NRG, including payments under the tentative settlement agreement, become probable.

As noted above, the bankruptcy filing by NRG will have several effects on Xcel Energy’s financial condition and results of operations. NRG will no longer be included in Xcel Energy’s consolidated financial statements. Such de-consolidation of NRG would encompass a change in Xcel Energy’s accounting for NRG to the equity method, thus all of NRG’s assets and liabilities would be presented in a single line on Xcel Energy’s balance sheet at that point. This would reduce Xcel Energy’s debt leverage ratios and increase its equity ratio as a percent of total capitalization to above 30 percent, thereby reinstating its financing authority under PUHCA. In addition, the revenues and expenses of NRG would be reported on a net basis as equity income or losses. Losses would be subject to certain limitations. Also, the operating, investing and financing cash flows of NRG would not be included in Xcel Energy’s except to the extent cash flowed between Xcel Energy and NRG. Finally, there may be tax effects for guarantees or financial commitments made by Xcel Energy to NRG related to the bankruptcy or other resolution of NRG’s financial difficulties. See Note 4 to the Financial Statements for further discussion of these possible effects of the NRG bankruptcy filing on Xcel Energy.

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

NRG Operations in Bankruptcy

To supplement its liquidity position following the bankruptcy filing, NRG has secured a $250 million debtor-in-possession (DIP) financing facility from GE Capital Corporation, subject to Bankruptcy Court approval, to be utilized by its NRG Northeast Generating LLC subsidiary (NEG) and some NEG subsidiaries. The company anticipates that the DIP financing, together with its cash reserves and its ongoing revenue stream, will be sufficient to fund its operations, including payment of employee wages and benefits, during the reorganization process.

In conjunction with NRG’s bankruptcy filing, NRG filed a variety of “first day motions” to support its employees and vendors during the bankruptcy process. Among other things, the court filings include requests to approve the DIP financing and maintain existing cash management programs. During the restructuring process, vendors, suppliers and other business partners will be paid under normal terms for goods and services provided during the restructuring.

NRG will continue to operate in the ordinary course of business. It expects employee wages and salaries to continue to be paid in the normal course and that employee benefits will continue uninterrupted.

As of Dec. 31, 2002, NRG had consolidated companywide (filing and nonfiling entities combined) assets of $10.9 billion and liabilities of $11.6 billion.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 2, Management’s Discussion and Analysis — Market Risks.

Item 4. CONTROLS AND PROCEDURES

Xcel Energy maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Xcel Energy’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures. Based on that evaluation and except as indicated in the next paragraph, the CEO and CFO have concluded that Xcel Energy’s disclosure controls and procedures are effective.

During the fourth quarter of 2002, Xcel Energy’s wholly owned subsidiary, NRG, determined that there were certain deficiencies in the internal controls relating to financial reporting at NRG caused by NRG’s pending financial restructuring and business realignment. During the second half of 2002, there were material changes and vacancies in senior NRG management positions and a diversion of NRG financial and management resources to restructuring efforts. These circumstances detracted from NRG’s ability through its internal controls to timely monitor and accurately assess the impact of certain transactions, as would be expected in an effective financial reporting control environment. NRG has dedicated and will continue to dedicate in 2003 resources to make corrections to those control deficiencies. Notwithstanding the foregoing and as indicated in the certification accompanying the signature page to this report, the Certifying Officers have certified that, to the best of their knowledge, the financial statements, and other financial information included in this report on Form 10-Q, fairly present in all material respects the financial condition, results of operations and cash flows of Xcel Energy as of, and for the periods presented in this report.

Subsequent to the date of their evaluation, there have been no significant changes in the Xcel Energy’s internal controls or in other factors that could significantly affect these controls.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

     In the normal course of business, various lawsuits and claims have arisen against Xcel Energy. Management, after consultation with legal counsel, has recorded an estimate of the probable cost of settlement or other disposition for such matters. See Notes 6 and 7 of the Financial Statements in this Form 10-Q for further discussion of legal proceedings, including Regulatory Matters and Commitments and Contingent Liabilities, which are hereby incorporated by reference. Reference also is made to Item 3 of Xcel Energy’s 2002 Form 10-K for a description of certain legal proceedings presently pending. There are no new significant cases to report against Xcel Energy or its subsidiaries and there have been no notable changes in the previously reported proceedings, except as set forth below.

SPS

On July 24, 1995, Lamb County Electric Cooperative, Inc. (LCEC) petitioned the PUCT for a cease and desist order against SPS. LCEC alleged that SPS had been unlawfully providing service to oil field customers and their facilities in LCEC’s singly certificated area. Lamb County has also sued Xcel Energy in Texas state court. In April 2003, the PUCT approved a recommended proposal for decision. Xcel Energy defended its service by demonstrating that in 1976 the cooperatives, Xcel Energy and the PUCT intended that Xcel Energy was to serve the expanding oil field operations. Xcel Energy demonstrated through extensive research that it was serving each of the oil field units and leases back in 1975, and it was not serving new customers. The PUCT decided that Xcel Energy was authorized to serve the oil field operations and denied LCEC’s request for a cease and desist order.

Item 3. Defaults Upon Senior Securities

NRG has identified the following material defaults with respect to the indebtedness of NRG and its significant subsidiaries:

$350 million 8.25 percent Senior Unsecured Notes due 2010 issued by NRG

•	Failure to make $14.4 million interest payment due on September 16, 2002

•	Failure to make $14.4 million interest payment due on March 17, 2003

$250 million 8.70 percent Remarketable or Redeemable Securities due 2005 issued by NRG Pass-Through Trust 2000-1

•	Failure to make $10.9 million interest payment due on September 16, 2002

•	Failure to make $10.9 million interest payment due on March 17, 2003

$240 million 8.0 percent Remarketable or Redeemable Securities due 2013 issued by NRG

•	Failure to make $9.6 million interest payment due on November 1, 2002

•	Failure to make $9.6 million interest payment due on May 1, 2003

$350 million 7.75 percent Senior Unsecured Notes due 2011 issued by NRG

•	Failure to make $13.6 million interest payment due on October 1, 2002

•	Failure to make $13.6 million interest payment due on April 1, 2003

$500 million of 8.625 percent Senior Unsecured Notes due 2031 issued by NRG

•	Failure to make $21.6 million interest payment due on October 1, 2002

•	Failure to make $21.6 million interest payment due on April 1, 2003

$300 million of 7.50 percent Senior Unsecured Notes due 2009 issued by NRG

•	Failure to make $11.3 million interest payment due on December 1, 2002

$250 million of 7.50 percent Senior Unsecured Notes due 2007 issued by NRG

•	Failure to make $9.4 million interest payment due on December 15, 2002

$340 million of 6.75 percent Senior Unsecured Notes due 2006 issued by NRG

•	Failure to make $11.5 million interest payment due on January 15, 2003

$125 million of 7.625 percent Senior Unsecured Notes due 2006 issued by NRG

•	Failure to make $4.8 million interest payment due on February 1, 2003

NRG Equity Units (NRZ) and related 6.50 percent Senior Unsecured Debentures due 2006 issued by NRG

•	Failure to make $4.7 million interest payment due on November 16, 2002

•	Failure to make $4.7 million interest payment due on February 17, 2003

$1.0 billion 364-Day Revolving Credit Agreement dated March 8, 2002, among NRG ABN Amro Bank NV, as Administrative Agent and the other parties

•	Failure to make $6.5 million interest payment due on September 30, 2002

•	Failure to make $18.6 million interest payment due on December 31, 2002

•	Failure to make $17.8 million interest payment due on March 31, 2003

•	Missed minimum interest coverage ratio of 1.75x

•	Violated minimum net tangible worth of $1.5 billion

•	Notice of default issued on February 27, 2003, rendering the debt immediately due and payable

$125 million Standby Letter of Credit Facility dated November 30, 1999, among NRG, Australia and New Zealand Banking Group Limited, as Administrative Agent, and the other parties thereto

•	Missed minimum interest coverage ratio of 1.75x

•	Violated minimum net tangible worth of $1.5 billion

•	Cross default to $1.0 billion revolving line of credit agreement

$2.0 billion Credit Agreement, dated May 8, 2001 among NRG Finance Company I LLC, Credit Suisse First Boston as Administrative Agents, and the other parties thereto

•	Failure to make $46.9 million in combined interest payments as of March 31, 2003

•	Failure to fund equity obligations for construction

•	Failure to post collateral requirements due under equity support agreement

•	Acceleration of debt on November 6, 2002, rendering the debt immediately due and payable

$325 million Series A floating rate Senior Secured Bonds due 2019 issued by NRG Peaker Finance Company LLC

•	Failure to remove liens placed on one of the project company assets

•	A cross default resulting from failure by NRG to make payments of principal, interest and other amounts due on NRG’s debt for borrowed money in excess of $50 million in the aggregate

•	Notice of default issued on October 22, 2002

•	Acceleration of debt on May 13, 2003, rendering the debt immediately due and payable

$500 million of 8.962 percent Series A-1 Senior Secured Notes due 2016 issued by NRG South Central Generating LLC

•	Failure to make $20.2 million interest and $12.8 million principal payment due on September 16, 2002

•	Failure to make $12.8 million principal payment due on March 17, 2003

•	Failure to fund debt service reserve account

•	Acceleration of debt on November 21, 2002, rendering the debt immediately due and payable

$300 million 9.479 percent Series B-1 Senior Secured bonds due 2024 issued by NRG South Central Generating LLC

•	Failure to make $14.2 million interest payment due on September 16, 2002

•	Failure to fund debt service reserve account

•	Acceleration of debt on November 21, 2002, rendering the debt immediately due and payable

$320 million of 8.065 percent Series A Senior Secured Bonds due 2004 issued by NRG Northeast Generating LLC

•	Failure to make $53.5 million principal payment on December 15, 2002

•	Failure to fund debt service reserve account

$130 million of 8.824 percent Series B Senior Secured Bonds due 2015 issued by NRG Northeast Generating LLC

•	Failure to fund debt service reserve account

$300 million of 9.29 percent Series C Senior Secured Bonds due 2024 issued by NRG Northeast Generating LLC

•	Failure to fund debt service reserve account

$580 million Loan Agreement dated June 25, 2001, as amended, among MidAtlantic Generating LLC, JP Morgan Chase Bank, as Administrative Agent, and the other parties thereto

•	Failure to fund the debt service reserve account

$554 million, Credit and Reimbursement Agreement dated November 12, 1999, as amended, among, LSP Kendall Energy LLC, Societe General, as Administrative Agent and the other parties thereto

•	Liens placed against project assets

$181 million Loan Agreement dated November 30, 2001, as amended, among McClain LLC and Westdeutsche Landesbank Girozentrale, as Administrative Agent

•	Failure to fund the debt service reserve account

•	Failure to comply with revenue allocation procedures under Article 3 of the Energy Management Services Agreement

In addition to the foregoing, there maybe additional technical defaults with respect to these or other NRG debt instruments. Further, defaults on or acceleration of the foregoing debt instruments may result in cross-defaults on or cross-acceleration of these or other NRG debt instruments.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The following Exhibits are filed with this report:

4.01	Supplemental Indenture dated April 1, 2003, between PSCo and U.S. Bank Trust National Association, as trustee, creating $600,000,000 principal amount of First Mortgage Bonds, Collateral Series J, due 2012.

4.02	Supplemental Indenture dated April 1, 2003, between PSCo and U.S. Bank Trust National Association, as trustee, creating $600,000,000 principal amount of First Collateral Trust Bonds, Series No. 11, due 2012.

10.01	Plan Support Agreement dated May 13, 2003 (portions filed confidentially pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).

99.01	Statement pursuant to Private Securities Litigation Reform Act.

99.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.03	Unaudited consolidated pro forma financial information — accounting for NRG on the equity method.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed either during the three months ended March 31, 2003, or between March 31, 2003, and the date of this report:

April 29, 2003 (filed April 29, 2003) — Items 7 and 12 Financial Statements and Exhibits and Results of Operations and Financial Condition — Re: Preliminary Earnings Release of Xcel Energy.

Feb. 26, 2003 (filed March 7, 2003) — Item 5 Other Events — Re: Fortistar filed a lawsuit against Xcel Energy and former NRG and NEO employees.

Feb. 14, 2003 (filed Feb. 19, 2003) — Items 5 and 7 Other Events and Exhibits - Re: A registration statement to issue stock and debt was filed.

Jan. 22, 2003 (filed Jan. 23, 2003) — Items 5 and 7 Other Events and Exhibits - Re: A new loan facility and the sale of the Viking Gas Transmission Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XCEL ENERGY INC. (Registrant)

/s/ DAVID E. RIPKA

David E. Ripka Vice President and Controller

/s/ RICHARD C. KELLY

Richard C. Kelly Vice President and Chief Financial Officer
Date: May 15, 2003

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

Date: May 15, 2002

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

Date: May 15, 2003

/s/ RICHARD C. KELLY
Richard C. Kelly Vice President and Chief Financial Officer