Form 10-Q
period 2004-03-31
XCEL ENERGY INC
filed 2004-05-05
CIK 72903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
[X] Yes [  ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2004
Common Stock, $2.50 par value	399,288,854 shares

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(Thousands of Dollars, Except Per Share Data	2004	2003
Operating revenues:
Electric utility	$1,469,424	$1,365,378
Natural gas utility	762,808	654,272
Electric trading margin	4,176	(1,034)
Nonregulated and other	54,177	56,941

Total operating revenues	2,290,585	2,075,557
Operating expenses:
Electric fuel and purchased power – utility	678,693	592,151
Cost of natural gas sold and transported – utility	594,252	474,211
Cost of sales – nonregulated and other	28,554	34,370
Other operating and maintenance expenses – utility	393,645	377,502
Other operating and maintenance expenses – nonregulated	20,652	23,560
Depreciation and amortization	175,771	191,153
Taxes (other than income taxes)	84,895	80,700

Total operating expenses	1,976,462	1,773,647

Operating income	314,123	301,910
Interest and other income (expense), net (see Note 9)	7,462	(805)
Interest charges and financing costs:
Interest charges – net of amounts capitalized (includes other financing costs of $7,426 and $6,249, respectively)	107,742	105,076
Distributions on redeemable preferred securities of subsidiary trusts	—	9,586

Total interest charges and financing costs	107,742	114,662
Income from continuing operations before income taxes	213,843	186,443
Income taxes	69,545	60,477

Income from continuing operations	144,298	125,966
Income from discontinued operations, net of tax (see Note 2)	5,613	14,046

Net income	149,911	140,012
Dividend requirements on preferred stock	1,060	1,060

Earnings available to common shareholders	$148,851	$138,952

Weighted average common shares outstanding (thousands):
Basic	398,583	398,714
Diluted	421,921	417,368
Earnings per share – basic:
Income from continuing operations	$0.36	$0.31
Discontinued operations	0.01	0.04

Earnings per share – basic	$0.37	$0.35

Earnings per share – diluted:
Income from continuing operations	$0.35	$0.31
Discontinued operations	0.01	0.03

Earnings per share – diluted	$0.36	$0.34

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Thousands of Dollars)

	Three Months Ended March 31,
	2004	2003
Operating activities:
Net income	$149,911	$140,012
Remove (income) loss from discontinued operations	(5,613)	(14,046)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	184,827	198,227
Nuclear fuel amortization	11,596	11,791
Deferred income taxes	(9,584)	49,622
Amortization of investment tax credits	(3,055)	(3,110)
Allowance for equity funds used during construction	(8,456)	(3,060)
Undistributed equity in earnings of unconsolidated affiliates	(998)	6,165
Unrealized (gain) loss on derivative financial instruments	2,807	3,000
Change in accounts receivable	(14,897)	(145,633)
Change in inventories	73,589	81,376
Change in other current assets	117,422	(63,404)
Change in accounts payable	(158,862)	(21,497)
Change in other current liabilities	61,242	111,058
Change in other noncurrent assets	34,360	5,871
Change in other noncurrent liabilities	30,525	6,244
Operating cash flows used in discontinued operations	(77,034)	(89,950)

Net cash provided by operating activities	387,780	272,666
Investing activities:
Utility capital/construction expenditures	(242,067)	(199,803)
Allowance for equity funds used during construction	8,456	3,060
Investments in external decommissioning fund	(20,145)	(8,406)
Nonregulated capital expenditures and asset acquisitions	(2,403)	(5,636)
Restricted cash	36,288	—
Other investments — net	887	(28,828)
Investing cash flows provided by discontinued operations	—	151,165

Net cash used in investing activities	(218,984)	(88,448)
Financing activities
Short-term borrowings –net	32,000	(109,360)
Proceeds from issuance of long-term debt	—	247,277
Repayment of long-term debt, including reacquisition premiums	(145,574)	(110,811)
Repurchase of stock	(32,023)	—
Dividends paid	(75,867)	(75,814)
Financing cash flows used in discontinued operations	(200)	(24,588)

Net cash used in financing activities	(221,664)	(73,296)
Net (decrease) increase in cash and cash equivalents	(52,868)	110,922
Net increase in cash and cash equivalents -discontinued operations	4,389	72,749
Net increase in cash and cash equivalents –adoption of FIN No.46	3,408	—
Cash and cash equivalents at beginning of year	571,761	484,578

Cash and cash equivalents at end of quarter	$526,690	$668,249

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Thousands of Dollars)

	March 31,	Dec. 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$526,690	$571,761
Restricted cash	150	37,363
Accounts receivable – net of allowance for bad debts of $30,417 and $30,899, respectively	665,504	650,808
Accrued unbilled revenues	300,693	367,005
Materials and supplies inventories – at average cost	168,177	167,199
Fuel inventory – at average cost	67,607	59,706
Natural gas inventories – at average cost as of March 31, 2004; replacement cost in excess of LIFO: $73,197 as of Dec. 31, 2003 (see Note 1)	90,880	140,636
Recoverable purchased natural gas and electric energy costs	161,992	217,473
Derivative instruments valuation – at market	60,533	62,537
Prepayments and other	108,411	142,241
Current assets held for sale and related to discontinued operations	235,597	714,510

Total current assets	2,386,234	3,131,239

Property, plant and equipment, at cost:
Electric utility plant	17,520,962	17,242,636
Natural gas utility plant	2,498,848	2,442,994
Nonregulated property and other	1,756,676	1,548,668
Construction work in progress	778,587	927,111

Total property, plant and equipment	22,555,073	22,161,409
Less accumulated depreciation	(8,839,775)	(8,667,358)
Nuclear fuel – net of accumulated amortization: $1,113,528 and $1,101,932, respectively	71,505	80,289

Net property, plant and equipment	13,786,803	13,574,340

Other assets:
Investments in unconsolidated affiliates	73,119	124,462
Nuclear decommissioning fund and other investments	895,289	843,083
Regulatory assets	795,520	879,320
Derivative instruments valuation – at market	542,949	429,531
Prepaid pension asset	587,249	566,568
Other	193,537	208,465
Noncurrent assets held for sale and related discontinued operations	568,720	448,372

Total other assets	3,656,383	3,499,801

Total assets	$19,829,420	$20,205,380

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Thousands of Dollars)

	March 31,	Dec. 31,
	2004	2003
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$10,757	$159,955
Short-term debt	90,563	58,563
Accounts payable	629,584	785,580
Taxes accrued	292,573	189,088
Dividends payable	76,059	75,866
Derivative instruments valuation – at market	129,164	153,467
Other	319,609	416,455
Current liabilities held for sale and related to discontinued operations	388,156	832,092

Total current liabilities	1,936,465	2,671,066

Deferred credits and other liabilities:
Deferred income taxes	2,049,649	2,007,921
Deferred investment tax credits	152,471	155,629
Regulatory liabilities	1,614,645	1,559,779
Derivative instruments valuation – at market	436,051	388,743
Asset retirement obligations	1,040,778	1,024,529
Customer advances	218,634	211,046
Minimum pension liability	54,647	54,647
Benefit obligations and other	348,777	311,184
Noncurrent liabilities held for sale and related to discontinued operations	56,740	55,282

Total deferred credits and other liabilities	5,972,392	5,768,760

Minority interest in subsidiaries	689	281
Commitments and contingent liabilities (see Note 6)
Capitalization:
Long-term debt	6,577,397	6,493,853
Preferred stockholders’ equity – authorized 7,000,000 shares of $100 par value; outstanding shares:
1,049,800	104,980	104,980
Common stockholders’ equity – authorized 1,000,000,000 shares of $2.50 par value; outstanding shares: 2004 – 398,881,511; 2003 – 398,964,724	5,237,497	5,166,440

Total liabilities and equity	$19,829,420	$20,205,380

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY
AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)
(Thousands)

	Common Stock Issued
					Accumulated
			Capital in	Retained	Other	Total
	Number	Par	Excess of	Earnings	Comprehensive	Stockholders’
	of Shares	Value	Par Value	(Deficit)	Income (Loss)	Equity
Three months ended March 31, 2004 and 2003
Balance at Dec. 31, 2002	398,714	$996,785	$4,038,151	$(100,942)	$(269,010)	$4,664,984
Net income				140,012		140,012
Currency translation adjustments					15,304	15,304
After-tax unrealized and realized losses related to derivatives -net (see Note 8)					(54,717)	(54,717)
Unrealized loss on marketable securities					(43)	(43)

Comprehensive income for the period						100,556
Dividends declared:
Cumulative preferred stock of Xcel Energy				(1,060)		(1,060)

Balance at March 31, 2003	398,714	$996,785	$4,038,151	$38,010	$(308,466)	$4,764,480

Balance at Dec. 31, 2003	398,965	$997,412	$3,890,501	$368,663	$(90,136)	$5,166,440
Net income				149,911		149,911
Currency translation adjustments					5,394	5,394
After-tax unrealized and realized losses related to derivatives - net (see Note 8)					(5,502)	(5,502)
Unrealized gain on marketable securities					123	123

Comprehensive income for the period						149,926
Dividends declared:
Cumulative preferred stock of Xcel Energy				(1,060)		(1,060)
Common stock				(75,000)		(75,000)
Issuances of common stock – net proceeds	1,717	4,292	24,922			29,214
Common stock repurchase	(1,800)	(4,500)	(27,523)			(32,023)

Balance at March 31, 2004	398,882	$997,204	$3,887,900	$442,514	$(90,121)	$5,237,497

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Xcel Energy Inc. and its subsidiaries (collectively, Xcel Energy) as of March 31, 2004, and Dec. 31, 2003; the results of its operations and stockholders’ equity for the three months ended March 31, 2004 and 2003; and its cash flows for the three months ended March 31, 2004 and 2003. Due to the seasonality of Xcel Energy’s electric and natural gas sales and variability of nonregulated operations, such interim results are not necessarily an appropriate base from which to project annual results.

The accounting policies followed by Xcel Energy are set forth in Note 1 to the consolidated financial statements in Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2003. The following notes should be read in conjunction with such policies and other disclosures in the Annual Report on Form 10-K.

1. Accounting Policies

FASB Interpretation No. 46 (FIN No. 46) — On Jan. 1, 2004, Xcel Energy adopted FIN No. 46, which requires an enterprise’s consolidated financial statements to include variable interest entities for which the enterprise is determined to be the primary beneficiary. Historically, consolidation has been required only for entities in which an enterprise has a majority voting or controlling interest. As a result, Xcel Energy consolidated a portion of its affordable housing investments made primarily through Eloigne, which were previously accounted for under the equity method. The consolidation had no impact on net income or earnings per share. No other arrangements were determined to be material variable interests requiring disclosure or consolidation under FIN No. 46.

As of March 31, 2004, the assets of the affordable housing investments consolidated as a result of FIN No. 46 were approximately $144 million and long-term liabilities were approximately $78 million, including long-term debt of $77 million. Investments of $51 million, previously reflected as a component of investments in unconsolidated affiliates, have been consolidated with the entities’ assets initially recorded at their carrying amounts as of Jan. 1, 2004. The long-term debt is collateralized by the affordable housing projects and is nonrecourse to Xcel Energy.

Change in Accounting Principle - Inventory - Effective January 1, 2004, Public Service Company of Colorado (PSCo) changed its method of accounting for the cost of stored natural gas for its local distribution operations from the last-in-first-out (LIFO) pricing method to the average cost pricing method. This change in accounting was approved by the Colorado Public Utilities Commission (CPUC) and was accounted for as a cumulative effect as required by the CPUC authorization. The average cost method has historically been used for pricing stored natural gas by both Northern States Power Company, a Minnesota corporation, (NSP-Minnesota) and Northern States Power Company, a Wisconsin corporation (NSP-Wisconsin), as well as by PSCo for natural gas stored for use in its electric utility operations.

The cumulative effect of this change in accounting principle resulted in an increase to gas storage inventory and a corresponding decrease to the deferred gas cost accounts of approximately $36 million as of January 1, 2004. Of this amount, $33 million related to current gas storage inventory and $3 million related to long-term gas storage inventory. As gas costs are 100 percent recoverable under PSCo’s gas cost adjustment mechanism, the cumulative effect of this change had no impact on net income or earnings per share. Prior period financial statements were not restated since the CPUC ordered this change effective Jan. 1, 2004. As ordered by the CPUC, the decrease in the cost of gas will reduce rates to retail gas customers in Colorado during 2004.

Reclassifications – Certain items in the statements of operations and balance sheets have been reclassified from prior period presentation to conform to the 2004 presentation. These reclassifications had no effect on net income or earnings per share. The reclassifications were primarily related to organizational changes, such as the divestiture of NRG Energy, Inc. (NRG) and other discontinued operations.

2. Discontinued Operations

A summary of the subsidiaries presented as discontinued operations is discussed below. Results of operations as well as assets and liabilities for the divested businesses and the businesses held for sale are reported on a net basis as a component of discontinued operations for all periods presented. Amounts previously reported for 2003 have been restated to conform to the 2004 discontinued operations presentation.

Regulated Utility Segments

During 2004, Xcel Energy reached an agreement to sell its regulated electric and natural gas subsidiary, Cheyenne Light, Fuel and Power Company (CLF&P). As a result of this agreement, CLF&P is classified as held for sale. The sale is pending regulatory approval and is expected to be completed during 2004.

During 2003, Xcel Energy completed the sale of two subsidiaries in its regulated natural gas utility segment, Black Mountain Gas Co. (BMG) and Viking Gas Transmission Co. (Viking), including its interest in Guardian Pipeline, LLC. As a result, a gain of 5 cents per share was recorded in the first quarter of 2003, related to the sale of Viking. The BMG sale was completed in the third quarter of 2003.

NRG

Until December 2003, NRG was a wholly owned subsidiary of Xcel Energy. Prior to NRG’s bankruptcy filing in May 2003, Xcel Energy accounted for NRG as a consolidated subsidiary. However, as a result of NRG’s bankruptcy filing, Xcel Energy no longer had the ability to control the operations of NRG. Accordingly, effective as of the bankruptcy filing date, Xcel Energy ceased the consolidation of NRG and began accounting for its investment in NRG using the equity method in accordance with Accounting Principles Board Opinion No. 18 — “The Equity Method of Accounting for Investments in Common Stock.” In December 2003, NRG emerged from bankruptcy, and Xcel Energy relinquished its entire ownership interest in NRG. See additional discussion at Note 3.

Nonregulated Subsidiaries — All Other Segment

Xcel Energy International and e prime — During 2003, the board of directors of Xcel Energy approved management’s plan to exit businesses conducted by Xcel Energy International and e prime. Xcel Energy International primarily includes power generation projects in Argentina. e prime provided energy-related products and services, which included natural gas commodity trading and marketing and energy consulting. The assets held for sale are valued on an asset-by-asset basis at the lower of carrying amount or fair value less costs to sell. In applying those provisions, management considered cash flow analyses, bids and offers related to those assets and businesses. In accordance with the provisions of SFAS No. 144, assets held for sale will not be depreciated commencing with their classification as such.

Xcel Energy sold all of the contractual assets of e prime during the first quarter of 2004. During the first quarter of 2004, Xcel Energy closed the sale of one of its Argentina subsidiaries, Hidroelectrica del Sur S.A. (HDS). The sale price was immaterial and approximated the book value of Xcel Energy’s investment in HDS. Xcel Energy International is in the process of marketing its remaining assets and operations to prospective buyers and expects to exit the businesses during 2004.

Summarized Financial Results of Discontinued Operations

(Thousands of dollars)	Utility Segments	NRG Segment	All Other	Total
Three months ended March 31, 2004
Operating revenue	$19,099	$—	$38,636	$57,735
Operating and other expenses	17,866	—	35,154	53,020
Other income	—	—	1,416	1,416

Pretax income from operations of discontinued components	1,233	—	4,898	6,131
Income tax expense	444	—	74	518

Net income from discontinued operations	$789	$—	$4,824	$5,613

Three months ended March 31, 2003
Operating revenue and equity in project income	$15,923	$—	$55,287	$71,210
Operating and other expenses	13,030	—	50,485	63,515
Equity in NRG losses	—	(11,609)	—	(11,609)

Pretax income (loss) from operations of discontinued components	2,893	(11,609)	4,802	(3,914)
Income tax expense	1,102	—	1,937	3,039

Income (loss) from operations of discontinued components	1,791	(11,609)	2,865	(6,953)
Estimated pretax gain on disposal of discontinued components	35,799	—	—	35,799
Income tax expense	14,800	—	—	14,800

Gain on disposal of discontinued components	20,999	—	—	20,999

Net income (loss) from discontinued operations	$22,790	$(11,609)	$2,865	$14,046

The major classes of assets and liabilities held for sale and related to discontinued operations are as follows:

(Thousands of dollars)	March 31, 2004	Dec. 31, 2003
Cash	$40,906	$36,517
Trade receivables — net	30,976	50,887
Deferred income tax benefits	131,171	580,626
Other current assets	32,544	46,480

Current assets held for sale	235,597	714,510

Property, plant and equipment — net	116,913	120,759
Deferred income tax benefits	437,512	314,670
Other noncurrent assets	14,295	12,943

Noncurrent assets held for sale	568,720	448,372

Current portion of long-term debt	—	—
Accounts payable — trade	27,833	56,812
NRG settlement payments	352,000	752,000
Other current liabilities	8,323	23,280

Current liabilities held for sale	388,156	832,092

Long-term debt	24,800	25,000
Minority interest	5,449	5,363
Other noncurrent liabilities	26,491	24,919

Noncurrent liabilities held for sale	$56,740	$55,282

3. NRG Bankruptcy Settlement

In May 2003, NRG filed for bankruptcy to restructure its debt. At the time of the filing, NRG was a subsidiary of Xcel Energy. NRG’s filing included its plan of reorganization and a settlement among NRG, Xcel Energy and members of NRG’s major creditor constituencies.

In December 2003, NRG emerged from bankruptcy. As part of the reorganization, Xcel Energy completely relinquished its ownership interest in NRG. As part of the overall settlement, Xcel Energy agreed to pay $752 million to NRG to settle all claims of NRG against Xcel Energy, and claims of NRG creditors against Xcel Energy. In return for such payments, Xcel Energy received, or was granted, voluntary and involuntary releases from NRG and its creditors.

On Feb. 20, 2004, Xcel Energy paid $400 million to NRG. On April 30, 2004, Xcel Energy paid $328.5 million of the remaining $352 million, based on tax refunds received by Xcel Energy in March 2004 from the carry back of its 2003 net operating loss that resulted from the write-off of its investment in NRG. Xcel Energy has met these cash requirements with cash on hand, including the tax refund proceeds, and/or borrowings under its revolving credit facility. The remaining $23.5 million payment is due on May 30, 2004.

4. Tax Matters — Corporate-Owned Life Insurance

PSCo’s wholly owned subsidiary PSR Investments, Inc. (PSRI) owns and manages permanent life insurance policies on some of PSCo employees, known as corporate-owned life insurance (COLI). At various times, borrowings have been made against the cash values of these COLI policies and deductions taken on the interest expense on these borrowings. The IRS has challenged the deductibility of such interest expense deductions and has disallowed the deductions taken in tax years 1993 through 1997.

After consultation with tax counsel, Xcel Energy contends that the IRS determination is not supported by relevant tax law. Based upon this assessment, management continues to believe that the tax deduction of interest expense on the COLI policy loans is in full compliance with the law. Accordingly, PSRI has not recorded any provision for income tax or related interest or penalties that may be imposed by the IRS and has continued to take deductions for interest expense related to policy loans on its income tax returns for subsequent years.

In April 2004 Xcel Energy filed a lawsuit in U.S. District Court for the District of Minnesota against the IRS to establish its entitlement to deduct policy loan interest. The litigation could require several years to reach final resolution. Although the ultimate resolution of this matter is uncertain, it could have a material adverse effect on Xcel Energy’s financial position and results of operations. Defense of Xcel Energy’s position may require significant cash outlays, which may or may not be recoverable in a court proceeding.

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

5. Rates and Regulation

Market Based Rate Authority Rule Proposal – On April 14, 2004, the Federal Energy Regulatory Commission (FERC) initiated a new rulemaking on future market-based rates authorizations and issued interim requirements for FERC jurisdictional electric utilities that have been granted authority to make wholesale sales at market-based rates. NSP-Minnesota, NSP-Wisconsin, PSCo and Southwestern Public Service Company (SPS) currently have wholesale market-based rate authorization from the FERC. The FERC adopted a new interim method to assess generation market power and modified measures to mitigate market power where it is found. The assessments will be made of all initial market-based rate applications and triennial reviews on an interim basis. The Xcel Energy regulated subsidiaries’ triennial review is pending. An assessment will be made of whether the utility is a pivotal supplier based on a control area’s annual peak demand or it complies with market share requirements on a seasonal basis. If an applicant is determined to have generation market power, the applicant has the opportunity to propose its own mitigation plan or may implement default mitigation established by the FERC. The default mitigation limits prices for sales of power to cost-based rates within areas where an applicant is found to have market power. Xcel Energy is reviewing the new requirements to determine what, if any, impact the new requirements will have on the wholesale market-based rate authority of the utility subsidiaries.

Department of Energy Blackout Report – On April 6, 2004, the U.S. Department of Energy issued its final report regarding the Aug. 14, 2003 electric blackout in the eastern United States, which did not affect the electric systems of the Xcel Energy regulated utilities. The report recommends 47 specific changes to current statutes, rules or practices in order to improve the reliability of the infrastructure used to transmit electric power. The recommendations include the establishment of mandatory reliability standards and financial penalties for noncompliance. On April 14, 2004, FERC issued a policy statement requiring electric utilities, including the Xcel Energy utility subsidiaries, to submit a report on vegetation management practices and indicating the FERC’s intent to make North American Electric Reliability Council (NERC) reliability standards mandatory. Xcel Energy is reviewing the final report and FERC policy statement. Implementation of the blackout report recommendations and the FERC policy statement could increase future transmission costs, but the extent of this effect cannot be determined at this time.

Midwest ISO Transmission and Energy Markets Tariff – On March 31, 2004, the Midwest Independent Transmission System Operator, Inc. (Midwest ISO) regional transmission organization filed its proposed transmission and energy markets tariff, which would establish regional wholesale energy markets using locational marginal cost pricing and financial transmission rights. NSP-Minnesota and NSP-Wisconsin are Midwest ISO members, and their generation plants and transmission systems would operate subject to the tariff if it is approved by the FERC. The Midwest ISO proposed a Dec. 1, 2004 effective date. Comments regarding the tariff must be filed with the FERC by May 7, 2004. Implementation of a wholesale regional market using the locational marginal cost pricing and financial transmission rights is expected to provide a benefit to NSP-Minnesota and NSP-Wisconsin through a reduction in overall power costs. However, Xcel Energy opposes certain aspects of the tariff as proposed, and believes the Midwest ISO should implement the new market mechanisms only after it demonstrates that it will protect reliability.

Minnesota Service Quality Investigation – On Nov. 14, 2003, NSP-Minnesota submitted a proposed service quality plan and an update regarding certain service quality settlement agreement provisions already implemented by NSP-Minnesota. Among other provisions, the proposed service quality plan contains underperformance payments for the failure to meet certain reliability an customer service metrics. On March 10, 2004, the Minnesota Public Utilities Commission (MPUC) issued an order approving the settlement, but modifying it to include an annual independent audit of NSP-Minnesota’s service outage records and requiring additional under-performance payments for any future finding of inaccurate data by an independent auditor. Both state agencies and NSP-Minnesota have the option under the settlement to void the agreement in the event of a significant modification by the MPUC. On March 29, 2004, NSP-Minnesota submitted a Petition for Clarification of the MPUC’s March 10th order. Another party also submitted a Petition for Reconsideration on the same date. The MPUC has scheduled a hearing for May 13, 2004 to consider these petitions.

PSCo Least Cost Resource Plan – On April 30, 2004, PSCo filed its 2003 least-cost resource plan (LCP) with the CPUC. The LCP identifies the resources necessary to meet the PSCo’s estimated load requirements for the period 2004 through 2013. PSCo has identified that it needs 3,600 megawatts of capacity to meet its customers requirements over this time period. Of this amount, PSCo believes that 2,000 megawatts will come from new resources, and that it will be able to enter into new contracts with existing suppliers whose contracts expire during the resource acquisition period for the remainder of its needs. As part of its resource plan, PSCo is seeking waiver of certain CPUC rules to allow it to build a new 750 megawatt coal-fired unit at its existing Comanche power plant site located in Pueblo, Colorado. PSCo plans to own 500 megawatts of this new facility. Two of PSCo’s wholesale customers have options to participate in the ownership of the remaining 250 megawatts, and PSCo is in discussions with them regarding the plant’s development. In addition to requesting a certificate of public convenience and necessity for the new coal unit, PSCo is requesting in a separate application for CPUC authorization to construct and own the transmission facilities necessary to tie the new facility into PSCo’s high voltage transmission network. PSCo is also filing a separate application for a specific regulatory plan to address the impacts of purchased capacity contracts on its capital structure and to expedite the recovery of the costs of financing the new power plant and related transmission.

PSCo Capacity Cost Adjustment - In October 2003, PSCo filed an application to recover incremental capacity costs through a purchased capacity cost adjustment (PCCA) rider. The PCCA is designed to recover purchased capacity payments to power suppliers that are not included in PSCo’s current base electric rates or other recovery mechanisms. Based on the current request, the capacity rider is expected to recover approximately $27 million in 2004, $44 million in 2005 and $38 million in 2006. In addition, PSCo has proposed to refund to its retail customers 100 percent of any electric earnings in excess of its authorized rate of return on equity, currently 10.75 percent, through 2006. The CPUC staff and the Office of Consumer Counsel (OCC) have proposed that only resources approved by the CPUC as a part of a 1999 resource plan and the resources in base rates should factor into the PCCA calculation. Over the period 2004 through 2006, the CPUC staff and OCC position would reduce the PCCA revenue requested by PSCo by approximately one third. Hearings were held in April 2004. Based on the current schedule, PSCo expects a final decision with new rates in effect in June 2004, if the CPUC approves the PCCA.

6. Commitments and Contingent Liabilities

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

Xcel Energy Inc. Shareholder Derivative Action — Edith Gottlieb vs. Xcel Energy, Inc. et al; Essmacher vs. Brunetti; McLain vs. Brunetti — In August 2002, a shareholder derivative action was filed in the U.S. District Court for the District of Minnesota (Gottlieb), purportedly on behalf of Xcel Energy, against the directors and certain present and former officers, citing allegedly false and misleading disclosures concerning various issues and asserting breach of fiduciary duty. This action has been consolidated for pre-trial purposes with other similar securities class actions and an amended complaint was filed. Two additional derivative actions were filed in the state trial court in Hennepin County, Minn. (Essmacher and McLain), against essentially the same defendants, focusing on allegedly wrongful energy trading activities and asserting breach of fiduciary duty for failure to establish adequate accounting controls, abuse of control and gross mismanagement. Considered collectively, the complaints seek compensatory damages, a return of compensation received, and awards of fees and expenses. In each of the cases, the defendants filed motions to dismiss the complaint or amended complaint for failure to make a proper pre-suit demand, or in the federal court case, to make any pre-suit demand at all, upon Xcel Energy’s board of directors. The motions in federal court have not been ruled upon. In an order dated Jan. 6, 2004, the Minnesota district court judge granted the defendants’ motion to dismiss both of the state court actions. In March 2004, plaintiffs filed notices of appeal related to this decision. In April 2004, plaintiffs withdrew their appeals. Discovery is proceeding in conjunction with other securities litigation.

Other Contingencies – The circumstances set forth in Notes 15, 17 and 18 to the consolidated financial statements in Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2003, appropriately represent, in all material respects, the current status of other commitments and contingent liabilities, including those regarding public liability for claims resulting from any nuclear incident, and are incorporated herein by reference. The following are unresolved contingencies that are material to Xcel Energy’s financial position:

•	Tax Matters — See Note 4 to the accompanying consolidated financial statements for discussion of exposures regarding the tax deductibility of corporate-owned life insurance loan interest; and

•	Guarantees — See Note 7 to the accompanying consolidated financial statements for discussion of exposures under various guarantees.

7. Short-Term Borrowings and Other Financing Instruments

Short-Term Borrowings

At March 31, 2004, Xcel Energy and its subsidiaries had approximately $91 million of short-term debt outstanding at a weighted average interest rate of 1.93 percent.

Guarantees

Xcel Energy provides various guarantees and bond indemnities supporting certain of its subsidiaries. The guarantees issued by Xcel Energy guarantee payment or performance by its subsidiaries under specified agreements or transactions. As a result, Xcel Energy’s exposure under the guarantees is based upon the net liability of the relevant subsidiary under the specified agreements or transactions. Most of the guarantees issued by Xcel Energy limit the exposure of Xcel Energy to a maximum amount stated in the guarantees. On March 31, 2004, Xcel Energy had issued guarantees of up to $89 million with no exposure under these guarantees. In addition, Xcel Energy provides indemnity protection for bonds issued by subsidiaries. The total amount of bonds with this indemnity outstanding as of March 31, 2004, was approximately $29 million. The total exposure of this indemnification cannot be determined at this time. Xcel Energy believes the exposure to be significantly less than the total amount of bonds outstanding.

8. Derivative Valuation and Financial Impacts

Xcel Energy records all derivative instruments on the balance sheet at fair value unless exempted as a normal purchase or sale. Changes in non-exempt derivative instrument’s fair value are recognized currently in earnings unless the derivative has been designated in a qualifying hedging relationship. The application of hedge accounting allows a derivative instrument’s gains and losses to offset related results of the hedged item in the statement of operations, to the extent effective. Statement of Financial Accounting Standard (SFAS) No. 133, as amended, (SFAS No. 133) requires that the hedging relationship be highly effective and that a company formally designate a hedging relationship to apply hedge accounting.

The impact of the components of hedges on Xcel Energy’s Other Comprehensive Income, included in the Consolidated Statements of Stockholders’ Equity, are detailed in the following tables:

(Millions of Dollars)	2004	2003
Accumulated other comprehensive income related to cash flow hedges at Jan. 1	$8.1	$22.1
After-tax net unrealized losses related to derivatives accounted for as hedges	(2.9)	(35.8)
After-tax net realized gains on derivative transactions reclassified into earnings	(2.6)	(18.9)

Accumulated other comprehensive income (loss) related to cash flow hedges at March 31	$2.6	$(32.6)

Xcel Energy records the fair value of its derivative instruments in its Consolidated Balance Sheet as a separate line item identified as Derivative Instruments Valuation for assets and liabilities, as well as current and noncurrent.

Cash Flow Hedges

Xcel Energy and its subsidiaries enter into derivative instruments to manage variability of future cash flows from changes in commodity prices and interest rates. These derivative instruments are designated as cash flow hedges for accounting purposes, and the changes in the fair value of these instruments are recorded as a component of Other Comprehensive Income.

At March 31, 2004, Xcel Energy and its utility subsidiaries had various commodity-related contracts designated as cash flow hedges extending through 2009. The fair value of these cash flow hedges is recorded in either Other Comprehensive Income or deferred as a regulatory asset or liability. This classification is based on the regulatory recovery mechanisms in place. Amounts deferred in these accounts are recorded in earnings as the hedged purchase or sales transaction is settled. This could include the physical purchase or sale of electric energy, the use of natural gas to generate electric energy or gas purchased for resale. As of March 31, 2004, Xcel Energy had net losses of $0.1 million accumulated in Other Comprehensive Income related to commodity cash flow hedge contracts that are expected to be recognized in earnings during the next 12 months as the hedged transactions settle. However, due to the volatility of commodities markets, the value in Other Comprehensive Income will likely change prior to its recognition in earnings.

Xcel Energy and its subsidiaries enter into various instruments that effectively fix the interest payments on certain floating rate debt obligations or effectively fix the yield or price on a specified benchmark interest rate for a specific period. These derivative instruments are designated as cash flow hedges for accounting purposes, and the change in the fair value of these instruments is recorded as a component of Other Comprehensive Income. Xcel Energy expects to recognize earnings during the next 12 months net losses from Other Comprehensive Income related to interest cash flow hedge contracts of approximately $0.1 million.

Gains or losses on hedging transactions for the sales of electric energy are recorded as a component of revenue, hedging transactions for fuel used in energy generation are recorded as a component of fuel costs, hedging transactions for gas purchased for resale are recorded as a component of gas costs and interest rate hedging transactions are recorded as a component of interest expense. Certain Xcel Energy utility subsidiaries are allowed to recover in electric or gas rates the costs of certain financial instruments purchased to reduce commodity cost volatility. There was no hedge ineffectiveness in the first quarter of 2004.

Fair Value Hedges

Xcel Energy enters into interest rate swap instruments that effectively hedge the fair value of fixed rate debt. Changes in the fair value of hedges designated as fair value hedges are recognized in earnings as offsets to the changes in fair values of related hedged assets, liabilities or firm commitments.

The fair value of all interest rate swaps is determined through counterparty valuations, internal valuations and broker quotes. There have been no material changes in the techniques or models used in the valuation of interest rate swaps during the periods presented.

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

Normal purchases and normal sales contracts are accounted for as executory contracts as required under other generally accepted accounting principles (GAAP).

9. Detail of Interest and Other Income (Expense), net

Interest and other income (expense), net is comprised of the following:

	3 months ended
	March 31,
(Thousands of Dollars)	2004	2003
Allowance for equity funds used during construction	8,456	3,060
Interest income	$3,129	$4,889
Equity income (loss) in unconsolidated affiliates	846	(5,622)
Other nonoperating income	489	1,704
Minority interest income	17	—
Interest expense on corporate-owned life insurance and other	(5,475)	(4,836)

Total interest and other income, net of nonoperating expenses	$7,462	$(805)

10. Common Stock and Equivalents

Xcel Energy has common stock equivalents consisting of convertible senior notes and options. The dilutive impacts of common stock equivalents affected earnings per share as follows for the three months ending March 31, 2004 and 2003:

	Three months ended March 31, 2004			Three months ended March 31, 2003
			Per-share			Per-share
(Amounts in thousands, except per share amounts)	Income	Shares	Amount	Income	Shares	Amount
Income from continuing operations	$144,298			$125,966
Less: Dividend requirements on preferred stock	(1,060)			(1,060)

Basic earnings per share:
Income from continuing operations	143,238	398,583	$0.36	124,906	398,714	$0.31
Effect of dilutive securities:
$230 million convertible debt	2,803	18,654		2,803	18,654
$57.5 million convertible debt	701	4,663		—	—
Options	—	21		—	—

Diluted earnings per share:
Income from continuing operations and assumed conversions	$146,742	421,921	$0.35	$127,709	417,368	$0.31

11. Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three months ended March 31,
	2004	2003	2004	2003
			Postretirement Health
(Thousands of dollars)	Pension Benefits		Care Benefits
Service cost	$16,350	$18,943	$1,625	$1,328
Interest cost	38,175	45,190	12,900	11,747
Expected return on plan assets	(72,225)	(82,287)	(5,275)	(5,624)
Amortization of transition (asset) obligation	(2)	(500)	3,700	3,432
Amortization of prior service cost (credit)	7,601	7,976	(550)	(706)
Amortization of net (gain) loss	(5,141)	(11,382)	5,550	2,878

Net periodic benefit cost (credit)	(15,242)	(22,060)	$17,950	$13,055
Credits not recognized due to the effects of regulation	10,177	12,084	—	—
Additional cost recognized due to the effects of regulation	—	—	973	973

Net benefit cost (credit) recognized for financial reporting	$(5,065)	$(9,976)	$18,923	$14,028

Employer Contributions

In its Annual Report on Form 10-K for the year ending Dec. 31, 2003, Xcel Energy disclosed that it expected to contribute $10 million to one of its pension plans in 2004. This contribution has not yet been made, but Xcel Energy anticipates that it will be made before year end 2004.

12. Segment Information

Xcel Energy has the following reportable segments: Regulated Electric Utility, Regulated Natural Gas Utility and All Other. Trading operations performed by regulated operating companies are not a reportable segment. Electric trading results are included in the Regulated Electric Utility segment.

	Regulated	Regulated
	Electric	Natural Gas	All	Reconciling	Consolidated
(Thousands of Dollars)	Utility	Utility	Other	Eliminations	Total
Three months ended March 31, 2004
Operating revenues from external customers	$1,473,600	$762,808	$54,177	$—	$2,290,585
Intersegment revenues	283	3,456	7,710	(11,449)	—

Total revenues	$1,473,883	$766,264	$61,887	$(11,449)	$2,290,585

Income (loss) from continuing operations	$105,325	$48,234	$722	$(9,983)	$144,298

Three months ended March 31, 2003
Operating revenues from external customers	$1,364,344	$654,272	$56,941	$—	$2,075,557
Intersegment revenues	296	1,386	9,264	(10,946)	—

Total revenues	$1,364,640	$655,658	$66,205	$(10,946)	$2,075,557

Income (loss) from continuing operations	$86,007	$55,255	$(4,081)	$(11,215)	$125,966

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

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “estimate,” “expect,” “objective,” “outlook,” “projected,” “possible,” “potential” and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to:

•	Economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures;

•	The risk of a significant slowdown in growth or decline in the U.S. economy, the risk of delay in growth recovery in the U.S. economy or the risk of increased cost for insurance premiums, security and other items as a consequence of the Sept. 11, 2001, terrorist attacks;

•	Trade, monetary, fiscal, taxation and environmental policies of governments, agencies and similar organizations in geographic areas where Xcel Energy has a financial interest;

•	Customer business conditions, including demand for their products or services and supply of labor and materials used in creating their products and services;

•	Financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board, the SEC, the Federal Energy Regulatory Commission and similar entities with regulatory oversight;

•	Availability or cost of capital such as changes in: interest rates; market perceptions of the utility industry, Xcel Energy or any of its subsidiaries; or security ratings;

•	Factors affecting utility and nonutility operations such as unusual weather conditions; catastrophic weather-related damage; unscheduled generation outages, maintenance or repairs; unanticipated changes to fossil fuel, nuclear fuel or natural gas supply costs or availability due to higher demand, shortages, transportation problems or other developments; nuclear or environmental incidents; or electric transmission or gas pipeline constraints;

•	Employee workforce factors, including loss or retirement of key executives, collective bargaining agreements with union employees, or work stoppages;

•	Increased competition in the utility industry or additional competition in the markets served by Xcel Energy and its subsidiaries;

•	State, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures and affect the speed and degree to which competition enters the electric and natural gas markets; industry restructuring initiatives; transmission system operation and/or administration initiatives; recovery of investments made under traditional regulation; nature of competitors entering the industry; retail wheeling; a new pricing structure; and former customers entering the generation market;

•	Rate-setting policies or procedures of regulatory entities, including environmental externalities, which are values established by regulators assigning environmental costs to each method of electricity generation when evaluating generation resource options;

•	Nuclear regulatory policies and procedures, including operating regulations and spent nuclear fuel storage;

•	Social attitudes regarding the utility and power industries;

•	Risks associated with the California power and other western markets;

•	Cost and other effects of legal and administrative proceedings, settlements, investigations and claims;

•	Technological developments that result in competitive disadvantages and create the potential for impairment of existing assets;

•	Risks associated with implementations of new technologies;

•	Other business or investment considerations that may be disclosed from time to time in Xcel Energy’s SEC filings or in other publicly disseminated written documents; and

•	The other risk factors listed from time to time by Xcel Energy in reports filed with the SEC, including Exhibit 99.01 to this report on Form 10-Q for the quarter ended March 31, 2004.

RESULTS OF OPERATIONS

Summary of Financial Results

The following table summarizes the earnings contributions of Xcel Energy’s business segments on the basis of GAAP. Continuing operations consist of the following:

•	regulated utility subsidiaries, operating in the electric and natural gas segments; and

•	several nonregulated subsidiaries and the holding company, where corporate financing activity occurs.

Discontinued operations consist of the following:

•	the regulated natural gas businesses Viking and BMG, which were sold in 2003;

•	the regulated utility business of CLF&P for which a sale agreement was entered into in early 2004;

•	NRG, which emerged from bankruptcy in late 2003, at which time Xcel Energy divested its ownership interest in NRG; and

•	the nonregulated subsidiaries Xcel Energy International and e prime, which were classified as held for sale in late 2003 based on the decision to divest them.

Prior-year financial statements have been restated to conform to the current year presentation and classification of certain operations as discontinued. See Note 2 to the consolidated financial statements for a further discussion of discontinued operations.

	Three months ended
	March 31,
Contribution to Earnings (Millions of dollars)	2004	2003
GAAP income (loss) by segment
Regulated electric utility segment income — continuing operations	$105.3	$86.0
Regulated natural gas utility segment income — continuing operations	48.2	55.3
Other utility results (a)	4.3	3.5

Total utility segment income — continuing operations	157.8	144.8
Other nonregulated results and holding company costs (a)	(13.5)	(18.8)

Total income — continuing operations	144.3	126.0
Regulated utility income — discontinued operations	0.8	22.8
NRG loss — discontinued operations	—	(11.6)
Other nonregulated income — discontinued operations	4.8	2.8

Total income — discontinued operations	5.6	14.0

Total GAAP income	$149.9	$140.0

	Three months ended
	March 31,
	2004	2003
GAAP earnings per share contribution by segment
Regulated electric utility segment — continuing operations	$0.25	$0.21
Regulated natural gas utility segment — continuing operations	0.11	0.13
Other utility results (a)	0.01	0.01

Total utility segment earnings per share — continuing operations	0.37	0.35
Other nonregulated results and holding company costs (a)	(0.02)	(0.04)

Total earnings per share — continuing operations	0.35	0.31
Regulated utility earnings — discontinued operations	—	0.05
NRG loss — discontinued operations	—	(0.03)
Other nonregulated earnings — discontinued operations	0.01	0.01

Total earnings per share — discontinued operations	0.01	0.03

Total GAAP earnings per share — diluted	$0.36	$0.34

(a) Not a reportable segment. Included in All Other segment results in Note 12 to the consolidated financial statements. Other utility results included in the earnings contribution table above includes certain subsidiaries of the utility operating companies that conduct non-utility activities. The largest of these other utility businesses is PSRI, a subsidiary of PSCo that owns and manages life insurance policies for PSCo employees and retirees.

The following table summarizes significant components contributing to the changes in the first quarter of 2004 earnings per share compared with the same period in 2003, which are discussed in more detail later.

March 31,
Increase (decrease)	2004 vs. 2003
Changes in Earnings Per Share – Continuing Operations
Higher short-term electric wholesale and trading margins	$0.03
Lower depreciation and amortization expense	0.02
Lower financing costs	0.01
Lower losses from nonregulated subsidiaries	0.02
Higher operating and maintenance expense	(0.02)
Unfavorable weather	(0.01)
Other	(0.01)

Net change in earnings per share – continuing operations	0.04
Changes in Earnings Per Share – Discontinued Operations	(0.02)

Total increase in earnings per share – diluted	$0.02

Utility Segment Results

For the first quarter of 2004, net income from utility operations increased largely due to strong short-term wholesale margins, sales growth and lower depreciation expense in 2004, partially offset by higher purchased capacity costs and higher operating and maintenance expenses. See below for additional discussion of specific margin and cost items affecting utility operating results.

The following summarizes the estimated impact of weather on regulated utility earnings per share, based on estimated temperature variations from historical averages (excluding the impact on energy trading operations):

	Earnings per Share Increase (Decrease)
	2004 vs. Normal	2003 vs. Normal	2004 vs. 2003
Three months ended March 31	$(0.01)	$0.00	$(0.01)

Other Results — Nonregulated Subsidiaries and Holding Company Costs

The following table summarizes the earnings-per-share contributions of Xcel Energy’s nonregulated businesses and holding company results:

	Three months ended
	March 31,
	2004	2003
Seren Innovations, Inc.	$(0.01)	$(0.01)
Financing costs and preferred dividends – holding company	(0.02)	(0.02)
Other	0.01	(0.01)

Total other nonregulated and holding company	$(0.02)	$(0.04)

Seren – Seren operates a combination cable television, telephone and high-speed Internet access system in St. Cloud, Minn., and Contra Costa County, California. Operation of its broadband communications network has resulted in losses. Seren has completed its build-out phase and has been experiencing improvement in its operating results. On March 31, 2004, Xcel Energy’s investment in Seren was approximately $260 million.

Financing Costs and Preferred Dividends – Nonregulated and holding company results include interest expense and preferred dividend costs, which are incurred at the Xcel Energy and intermediate holding company levels and are not directly assigned to individual subsidiaries.

Other Nonregulated Results – Other nonregulated results for the first quarter of 2003 include losses from Utility Engineering related to fixed costs in excess of project income and project write downs, which did not recur.

Discontinued Operations

	3 months ended
	March 31,
	2004	2003
Utility segments	$—	$0.05
NRG segment	—	(0.03)
All other segment	0.01	0.01

Total discontinued operations	$0.01	$0.03

Discontinued - Utility Segments – During 2004, Xcel Energy reached an agreement to sell its regulated electric and natural gas subsidiary, CLF&P. As a result of this agreement, Xcel Energy considers CLF&P held for sale and reports its results as a component of discontinued operations for all periods presented. The sale is pending regulatory approval and is expected to be completed during 2004. CLF&P contributed approximately $789,000 to net income, which is less than 1 cent of earnings per share, for the three months ended March 31, 2004.

During 2003, Xcel Energy completed the sale of two subsidiaries in its regulated natural gas utility segment, Black Mountain Gas Co. and Viking Gas Transmission Co, including its interest in Guardian Pipeline, LLC. As a result, a gain of 5 cents per share was recorded in the first quarter of 2003 related to the sale of Viking Gas.

Discontinued - NRG - NRG’s asset impairments and related charges in 2003 include approximately $40 million in first-quarter charges related to NRG’s NEO landfill gas projects and equity investments.

Discontinued – All Other – During 2003, the board of directors of Xcel Energy approved management’s plan to exit businesses conducted by Xcel Energy International and e prime. Xcel Energy International primarily includes power generation projects in Argentina. e prime provided energy-related products and services, which included natural gas commodity trading and marketing and energy consulting.

Xcel Energy sold all of the contractual assets of e prime during the first quarter of 2004. During the first quarter of 2004, Xcel Energy completed the sale of one of its Argentina subsidiaries, Hidroelectrica del Sur S.A. (HDS). The sale price was immaterial and approximated the book value of Xcel Energy’s investment in HDS. Xcel Energy International is in the process of marketing its remaining assets and operations to prospective buyers and expects to exit the businesses during 2004.

During the first quarter of 2004, Xcel Energy recorded earnings from discontinued operations of 1 cent per share related to ongoing activity at the remaining businesses of Xcel Energy International and a tax benefit true up related to NRG.

Income Statement Analysis — First Quarter 2004 vs. First Quarter 2003

Electric Utility and Commodity Trading Margins

Electric fuel and purchased power expenses tend to vary with changing retail and wholesale sales requirements and unit cost changes in fuel and purchased power. Due to fuel cost recovery mechanisms for retail customers in several states, most fluctuations in energy costs do not materially affect electric utility margin.

Xcel Energy has two distinct forms of wholesale sales: short-term wholesale and electric commodity trading. Short-term wholesale refers to electric sales for resale, which are associated with energy produced from Xcel Energy’s generation assets or energy purchased to serve native load. Electric commodity trading refers to the sales for resale activity of purchasing and reselling electric energy to the wholesale market. Short-term wholesale and electric commodity trading activities are considered part of the electric utility segment.

Xcel Energy’s electric commodity trading operations are conducted by NSP-Minnesota and PSCo. Margins from electric trading activity are partially redistributed to other operating utilities of Xcel Energy, pursuant to a joint operating agreement approved by the FERC. PSCo’s short-term wholesale margins and electric trading margins reflect the estimated impacts of regulatory sharing, if applicable, of certain margins with Colorado retail customers. Trading revenues are reported net of related costs (i.e., on a margin basis) in the Consolidated Statements of Operations. The NRG and e prime trading activity for 2003 is presented in discontinued operations and is not reflected in the following table.

The following table details the revenue and margin for base electric utility, short-term wholesale and electric trading activities.

	Base	Short-	Electric
	Electric	Term	Commodity	Consolidated
(Millions of Dollars)	Utility	Wholesale	Trading	Total
Three months ended March 31, 2004
Electric utility revenue	$1,411	$58	$—	$1,469
Electric fuel and purchased power	(658)	(21)	—	(679)
Electric trading revenue-gross	—	—	86	86
Electric trading costs	—	—	(82)	(82)

Gross margin before operating expenses	$753	$37	$4	$794

Margin as a percentage of revenue	53.4%	63.8%	4.7%	51.1%
Three months ended March 31, 2003
Electric utility revenue	$1,303	$62	$—	$1,365
Electric fuel and purchased power	(551)	(41)	—	(592)
Electric trading revenue - gross	—	—	58	58
Electric trading costs	—	—	(59)	(59)

Gross margin before operating expenses	$752	$21	$(1)	$772

Margin as a percentage of revenue	57.7%	33.9%	(1.7)%	54.3%

The following summarizes the components of the changes in base electric utility revenue and base electric utility margin for the three months ended March 31:

Base Electric Utility Revenue

(Millions of dollars)	2004 vs. 2003
Sales growth (excluding weather impact)	$16
Estimated impact of weather	(4)
Fuel and purchased power cost recovery	90
Capacity sales	3
Other	3

Total base electric utility revenue increase	$108

Base Electric Utility Margin

(Millions of dollars)	2004 vs. 2003
Sales growth (excluding weather impact)	$13
Estimated impact of weather	(3)
Purchased capacity costs	(10)
Capacity sales	3
Other	(2)

Total base electric utility margin increase	$1

Base electric utility revenues and margins increased largely due to weather-normalized retail sales growth of approximately 1.6 percent and higher capacity sales in Texas. Also increasing revenues was higher fuel and purchased power costs, which are largely passed through to customers. Partially offsetting the higher revenues and margins were lower retail sales volumes related to warmer than normal winter temperatures, mainly in Colorado. In addition, base electric utility margin was adversely affected by higher purchased capacity costs, primarily at PSCo. As discussed previously, a rate proceeding is currently pending before the CPUC to address the recovery of incremental purchased power capacity costs from retail customers in Colorado.

Short-term wholesale and electric commodity trading sales margins increased approximately $21 million for the first quarter of 2004. First quarter of 2004 short-term wholesale results reflect the impact of high market prices and a pre-existing contract, which expired in the first quarter of 2004. The 2004 trading and short-term wholesale margins are expected to be slightly less than 2003 margins.

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

	Three Months Ended March 31,
(Millions of Dollars)	2004	2003
Natural gas utility revenue	$763	$654
Cost of natural gas sold and transported	(594)	(474)

Natural gas utility margin	$169	$180

The following summarizes the components of the changes in natural gas revenue and margin for the three months ended March 31:

Natural Gas Revenue

(Millions of dollars)	2004 vs. 2003
Sales growth (excluding weather impact)	$(5)
Estimated impact of weather on firm sales volume	(7)
Purchased gas adjustment clause recovery	121
Base rate changes – Colorado	(9)
Transportation and other	9

Total natural gas revenue increase	$109

Natural gas revenue increased mainly due to higher natural gas costs in 2004, which are passed through to customers.

Natural Gas Margin

(Millions of dollars)	2004 vs. 2003
Sales growth (excluding weather impact)	$(1)
Estimated impact of weather on firm sales volume	(4)
Base rate changes - Colorado	(9)
Transportation and other	3

Total natural gas margin decrease	$(11)

Natural gas margin decreased mainly due to base rate decreases effective July 1, 2003 resulting from the final settlement of the PSCo 2002 general rate case and the impact of warmer winter temperatures in 2004 compared with 2003. In addition, weather-adjusted natural gas sales declined for the first quarter, as customers reduced their usage to offset the impact of higher natural gas prices. The negative sales growth reduced both natural gas revenue and margin.

Nonregulated Operating Margins

The following table details the change in nonregulated revenue and margin, included in continuing operations.

	Three Months Ended March 31,
(Millions of Dollars)	2004	2003
Nonregulated and other revenue	$54	$57
Nonregulated cost of goods sold	(29)	(34)

Nonregulated margin	$25	$23

Non-Fuel Operating Expense and Other Costs

Utility Other Operation and Maintenance Expenses for the first quarter of 2004 increased by approximately $16 million, or 4.3 percent, compared with the same period in 2003. The increase is primarily due to higher employee related costs, including $ 9 million of performance-based restricted stock unit accruals related to a 2003 grant; higher medical and health care costs of $7 million; and lower pension credits and higher 401k match costs of $7 million. The increase was partially offset by lower performance-based compensation costs of $5 million. In the first quarter of 2003, there were no restricted stock unit grant costs due to the implementation of the plan at the end of that quarter. The cost of the 2003 restricted stock unit grant has been fully accrued at March 31, 2004.

Depreciation and amortization expense decreased by approximately $15 million, or 8.0 percent, for the first quarter of 2004, when compared with the first quarter of 2003. During 2003, the Minnesota legislature authorized additional spent nuclear fuel storage at the Prairie Island nuclear plant. In December 2003, the MPUC extended the authorized useful lives of the two generating units at the Prairie Island nuclear plant until 2013 and 2014, respectively, retroactive to Jan. 1, 2003. Annual depreciation expense for 2004 is expected to be approximately $18 million lower than 2003, due to a change in the decommissioning accruals resulting from a related order.

In addition, effective July 1, 2003, the CPUC lengthened the depreciable lives of certain electric utility plant at PSCo as a part of the general Colorado rate case, which will reduce annual depreciation expense by $20 million. This action reduced 2003 depreciation expense by $10 million. Xcel Energy’s depreciation expense in 2004 will reflect the full year impact of this change.

Interest and other income (expense) - net increased $8.3 million for the first quarter of 2004, compared with the same period in 2003. The increase was primarily due to a decrease in the equity loss from unconsolidated affiliates of Utility Engineering from 2003 to 2004 and an increase in allowance for equity funds used during construction.

Income tax expense increased by approximately $9 million for the first quarter of 2004, compared with the first quarter of 2003. The increase was primarily due to increased pretax income in 2004. The effective tax rate was 32.5 percent for the first quarter of 2004, compared with 32.4 percent for the first quarter of 2003.

Critical Accounting Policies

Preparation of financial statements and related disclosures in compliance with GAAP requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events, including the likelihood of success of particular projects, legal and regulatory challenges and anticipated recovery of costs. These judgments, in and of themselves, could materially impact the financial statements and disclosures based on varying assumptions, which all may be appropriate to use. In addition, the financial and operating environment also may have a significant effect, not only on the operation of the business, but on the results reported through the application of accounting measures used in preparing the financial statements and related disclosures, even if the nature of the accounting policies applied have not changed. Item 7, Management’s Discussion and Analysis, in Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2003, includes a list of accounting policies that are most significant to the portrayal of Xcel Energy’s financial condition and results, and that require management’s most difficult, subjective or complex judgments. Each of these has a higher likelihood of resulting in materially different reported amounts under different conditions or using different assumptions.

Financial Market Risks

Xcel Energy and its subsidiaries are exposed to market risks, including changes in commodity prices and interest rates, as disclosed in Management’s Discussion and Analysis in its Annual Report on Form 10-K for the year ended Dec. 31, 2003. Commodity price risks for Xcel Energy’s regulated subsidiaries are mitigated in most jurisdictions due to cost-based rate regulation. At March 31, 2004, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented as of Dec. 31, 2003, in Item 7A of Xcel Energy’s Annual Report on Form 10-K. Value-at-risk, energy trading and hedging information is provided below for informational purposes.

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

Xcel Energy and its subsidiaries use a value-at-risk (VaR) model to assess the market risk of their fixed price purchase and sales commitments, physical forward contracts and commodity derivative instruments. VaR for commodity contracts, assuming a five-day holding period for electricity and a two-day holding period for natural gas, for the three months ended March 31, 2004, is as follows:

		Change from Period
	Period Ended	Ended
(Millions of Dollars)	March 31, 2004	Dec. 31, 2003	VaR Limit	Average	High	Low
Electric Commodity Trading (1)	$1.17	$0.25	$6.0	$1.01	$1.27	$0.79

(1)	Comprises transactions for both NSP-Minnesota and PSCo.

Energy Trading and Hedging Activities

Xcel Energy and its subsidiaries engage in energy trading activities that are accounted for in accordance with SFAS No. 133, as amended. Xcel Energy and its subsidiaries make wholesale purchases and sales of electricity, natural gas and related energy products in order to optimize the value of their electric generating facilities and retail supply contracts. Xcel Energy also engages in a limited number of wholesale commodity transactions. Xcel Energy utilizes forward contracts for the purchase and sale of electricity and capacity, over-the-counter swap contracts, exchange-traded natural gas futures and options, transmission contracts, natural gas transportation contracts and other physical and financial contracts.

For the period ended March 31, 2004, these contracts, with the exception of transmission and natural gas transportation contracts, meet the definition of a derivative in accordance with SFAS 133 and were marked to market. Changes in fair value of energy trading contracts that do not qualify for hedge accounting treatment are recorded in income in the reporting period in which they occur.

The changes to the fair value of the energy trading contracts for the three months ended March 31, 2004 and 2003 were as follows:

	Three months ended March 31,
(Millions of Dollars)	2004	2003
Fair value of contracts outstanding at Jan. 1	$4.2	$(0.1)
Contracts realized or otherwise settled during the period	(5.7)	0.2
Fair value of trading contract additions and changes during the period	4.1	(1.1)

Fair value of contracts outstanding at March 31	$2.6	$(1.0)

As of March 31, 2004, the sources of fair value of the energy trading and hedging net assets are as follows:

Trading Contracts

	Futures/Forwards
(Thousands of	Source of	Maturity Less	Maturity	Maturity	Maturity Greater	Total Futures/
Dollars)	Fair Value	Than 1 Year	1 to 3 Years	4 to 5 Years	Than 5 Years	Forwards Fair Value
NSP-Minnesota	1	$(226)				$(226)
	2	2,258	488			2,746
PSCo	1	1,349				1,349
	2	(641)	(312)			(953)

Total Futures/Forwards Fair Value		$2,740	$176			$2,916

	Options
(Thousands of	Source of	Maturity Less	Maturity	Maturity	Maturity Greater	Total Options Fair
Dollars)	Fair Value	Than 1 Year	1 to 3 Years	4 to 5 Years	Than 5 Years	Value
PSCo	2	$(276)				$(276)

Total Options Fair Value		$(276)				$(276)

Hedge Contracts

	Futures/Forwards
(Thousands of	Source of	Maturity Less	Maturity	Maturity	Maturity Greater	Total Futures/
Dollars)	Fair Value	Than 1 Year	1 to 3 Years	4 to 5 Years	Than 5 Years	Forwards Fair Value
NSP-Minnesota	2	$(113)				$(113)
PSCo	1	474				474

Total Futures/Forwards Fair Value		$361				$361

	Options
(Thousands of	Source of	Maturity Less	Maturity	Maturity	Maturity Greater	Total Options Fair
Dollars)	Fair Value	Than 1 Year	1 to 3 Years	4 to 5 Years	Than 5 Years	Value
PSCo	2	$1,139	$1,066			$2,205

Total Options Fair Value		$1,139	$1,066			$2,205

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

At March 31, 2004, a 10-percent increase in market prices over the next 12 months for trading contracts would decrease pretax income from continuing operations by approximately $1.4 million, whereas a 10-percent decrease would increase pretax income from continuing operations by approximately $1.5 million.

Interest Rate Risk

Xcel Energy and its subsidiaries are subject to the risk of fluctuating interest rates in the normal course of business. Xcel Energy’s policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives such as swaps, caps, collars and put or call options.

At March 31, 2004, a 100-basis-point change in the benchmark rate on Xcel Energy’s variable debt would impact pretax interest expense by approximately $1.1 million. See Note 8 to the consolidated financial statements for a discussion of Xcel Energy and its subsidiaries’ interest rate swaps.

Credit Risk

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

At March 31, 2004, a 10-percent increase in prices would have resulted in a net mark-to-market increase in credit risk exposure of $9.7 million, while a decrease of 10-percent would have resulted in a decrease of $9.4 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Three Months Ended March 31,
(Millions of Dollars)	2004	2003
Cash provided (used) by operating activities
Continuing operations	$465	$363
Discontinued operations	(77)	(90)

Total	$388	$273

Cash provided by operating activities for continuing operations increased by $102 million for the first three months of 2004, compared with the first three months of 2003. The increase was primarily due to increased cash provided by working capital. The 2004 cash used in operating activities for discontinued operations decreased by $13 million and includes the initial payment related to the NRG settlement agreement partially offset by the proceeds of the tax refund received by Xcel Energy from the carry back of its 2003 net operating loss that resulted from the write-off of its investment in NRG. The operating activities for discontinued operations for the first three months of 2003 include operating cash flows of NRG, prior to deconsolidation which occurred in May 2003.

	Three Months Ended March 31,
(Millions of Dollars)	2004	2003
Cash provided (used) by investing activities
Continuing operations	$(219)	$(239)
Discontinued operations	—	151

Total	$(219)	$(88)

Cash used in investing activities for continuing operations decreased by $20 million for the first three months of 2004, compared with the first three months of 2003. This is largely due to availability of previously restricted cash and lower other investments in 2004, partially offset by increased utility capital expenditures. Cash provided by investing activities for discontinued operations decreased for the first three months of 2004 by $151 million, compared with the first three months of 2003 due to receipt of the proceeds from the sale of Viking in January 2003.

	Three Months Ended March 31,
(Millions of Dollars)	2004	2003
Cash provided (used) by financing activities
Continuing operations	$(222)	$(48)
Discontinued operations	—	(25)

Total	$(222)	$(73)

Cash used in financing activities for continuing operations increased by approximately $174 million for the first three months of 2004, compared with the first three months of 2003. The increase was primarily due to increased repayments of long-term debt in 2004, as well as the proceeds of debt issued in 2003. Cash used in financing activities for discontinued operations decreased by approximately $25 million for the first three months of 2004, compared with the first three months of 2003 due to the divestiture of NRG in December 2003 and the absence of any of its cash flows in 2004.

Credit Facilities and Other Sources of Liquidity

Xcel Energy and Utility Subsidiary Credit Facilities - As of April 23, 2004, Xcel Energy had the following credit facilities available to meet its liquidity needs:

(Millions of Dollars)
Company	Facility	Drawn*	Available	Cash	Liquidity	Maturity
NSP-Minnesota	$275	$43	$232	$147	$379	May-2004
PSCo	$350	$15	$335	$3	$338	May 2004
SPS	$125	$15	$110	$0	$110	Feb. 2005
Xcel Energy – Holding Company	$400	$19	$381	$348	$729	Nov. 2005

Total	$1,150	$92	$1,058	$498	$1,556

* Includes short-term borrowings and letters of credit

     The liquidity table reflects the payment of common dividends on April 20, 2004 and the repayment of $145 million of long-term debt at PSCo.

NSP-Wisconsin has approval from the Wisconsin Public Service Commission to borrow up to $50 million in short-term debt from either external financial institutions or NSP-Minnesota. Currently, NSP-Wisconsin borrows on a short-term basis through an inter-company borrowing agreement with NSP-Minnesota. At March 31, 2004, NSP-Wisconsin had no short-term borrowings outstanding and no cash.

NSP-Minnesota and PSCo are currently in the process of renewing their 364-day revolving credit facilities. Both companies expect to receive commitments from lenders on or around May 3, 2004 for the new 364-day revolving credit facilities. Closing of both facilities is expected to occur prior to the maturity of the existing credit facilities.

Credit Ratings - Access to reasonably priced capital markets is dependent in part on credit agency reviews and ratings.

On April 19, 2004, Moody’s Investors Services, Inc. (Moody’s) upgraded the credit ratings of Xcel Energy’s senior unsecured debt by two notches. The credit ratings for the senior unsecured debt of NSP-Minnesota, NSP-Wisconsin and PSCo were upgraded by one notch. The credit ratings for SPS were affirmed at their current ratings. The Moody’s credit outlook for Xcel Energy and its operating companies is stable.

On March 12, 2004, Standard & Poor’s Ratings Service (Standard & Poor’s) affirmed the credit ratings for Xcel Energy, NSP-Minnesota, NSP-Wisconsin, PSCo and SPS at their current ratings. The Standard & Poor’s credit outlook for Xcel Energy and its operating companies is stable.

The following ratings reflect the views of Moody’s and Standard & Poor’s. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating company. As of April 20, 2004, the following represents the credit ratings assigned to various Xcel Energy companies:

Company	Credit Type	Moody’s	Standard & Poor’s
Xcel Energy	Senior Unsecured Debt	Baa1	BBB-
Xcel Energy	Preferred Stock	Baa3	BB+
Xcel Energy	Commercial Paper	N/A	A2

NSP-Minnesota	Senior Unsecured Debt	A3	BBB-
NSP-Minnesota	Senior Secured Debt	A2	BBB+
NSP-Minnesota	Commercial Paper	P2	A2

NSP-Wisconsin	Senior Unsecured Debt	A3	BBB
NSP-Wisconsin	Senior Secured Debt	A2	BBB+

PSCo	Senior Unsecured Debt	Baa1	BBB-
PSCo	Senior Secured Debt	A3	BBB+
PSCo	Commercial Paper	P2	A2

SPS	Senior Unsecured Debt	Baa1	BBB
SPS	Commercial Paper	P2	A2

Money Pool - In 2003, Xcel Energy received SEC approval to establish a utility money pool arrangement with the utility subsidiaries, subject to receipt of required state regulatory approvals. The utility money pool allows for short-term loans between the utility subsidiaries and from the holding company to the utility subsidiaries at market-based interest rates. The utility money pool arrangement does not allow loans from the utility subsidiaries to the holding company. State regulatory commission approval of the arrangement is pending in several jurisdictions. The SEC approved short-term borrowing limits from the utility money pool are as follows:

NSP- Minnesota	$250 million
NSP- Wisconsin	$100 million
PSCo	$250 million
SPS	$100 million

Xcel Energy expects to accumulate additional cash at the holding company level during 2004 from the lower federal income tax payments resulting from the expected tax benefit associated with its investment in NRG and from the receipt of operating company dividends. Restrictions imposed by state regulatory commissions, debt agreements and Public Utility Holding Company Act of 1935 limit the level of dividends the utility operating companies can pay to Xcel Energy.

Short-term debt and financial instruments are discussed in Note 7 to the consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 2, Management’s Discussion and Analysis — Market Risks.

Item 4. CONTROLS AND PROCEDURES

Xcel Energy maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of Xcel Energy’s management, including the chief executive officer (CEO) and chief financial officer (CFO), of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that Xcel Energy’s disclosure controls and procedures are effective.

No change in Xcel Energy’s internal control over financial reporting has occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Xcel Energy’s internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, various lawsuits and claims have arisen against Xcel Energy. Management, after consultation with legal counsel, has recorded an estimate of the probable cost of settlement or other disposition for such matters. See Notes 4, 5 and 6 of the consolidated financial statements in this Form 10-Q for further discussion of legal proceedings, including Regulatory Matters and Commitments and Contingent Liabilities, which are hereby incorporated by reference. Reference also is made to Item 3 of Xcel Energy’s 2003 Form 10-K and Note 17 of the consolidated financial statements in such Form 10-K for a description of certain legal proceedings presently pending. There are no new significant cases to report against Xcel Energy, and there have been no notable changes in the previously reported proceedings.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

				(d) Maximum Number
				(or Approximate
			(c) Total Number of	Dollar
			Shares Purchased as	Value) of shares that
			Part of Publicly	May Yet Be Purchased
	(a) Total Number of	(b) Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs
Jan. 1, 2004 – Jan. 31, 2004	—	N/A	—	—
Feb. 1, 2004 – Feb. 29, 2004	600,000	$17.49	600,000	1,900,000
March 1, 2004 – March 31, 2004	1,200,000	$17.94	1,200,000	700,000

Total	1,800,000		1,800,000

On Jan. 29, 2004, Xcel Energy announced that its board of directors approved the repurchase of up to 2.5 million shares of common stock to fulfill the requirements of an incentive plan. Purchases were authorized to be made in the open market pursuant to Rule 10b-18 or in privately negotiated block trades in compliance with Rule 10b-18 from time to time after Feb. 2, 2004. The plan had no expiration date. However, on March 25, 2004, Xcel Energy announced that it had completed the repurchase and fulfilled the requirements of the plan.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The following Exhibits are filed with this report:

     * Indicates incorporation by reference.

31.01	Principal Executive Officer’s and Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01	Statement pursuant to Private Securities Litigation Reform Act of 1995.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed either during the three months ended March 31, 2004, or between March 31, 2004, and the date of this report:

Jan. 13, 2004 (filed Jan. 14, 2004) – Items 5 and Other Events and Financial Statements and Exhibits – Re: Agreement to sell Cheyenne Light, Fuel & Power Co.

Jan. 28, 2004 (filed Jan. 28, 2004) – Items 7 and 12 Exhibits and Results of Operations and Financial Statements – Re: Xcel Energy Earnings Release.

Jan. 28, 2004 (filed Jan. 28, 2004) – Items 5 and 7 Other Events and Financial Statements and Exhibits – Re: e prime settlement agreement with U.S. Commodity Futures Trading Commission.

Feb. 11, 2004 (filed Feb. 11, 2004) – Items 7 and 12 Exhibits and Results of Operations and Financial Statements – Re: Xcel Energy presentation to the Edison Electric Institute International Financial Conference on Feb. 16, 2004.

March 1, 2004 (filed March 1, 2004) – Items 5 and 7 Other Events and Financial Statements and Exhibits – Re: Xcel Energy 2003 Audited Financial Statements.

March 24, 2004 (filed March 24, 2004) – Items 7 and 12 Exhibits and Results of Operations and Financial Statements – Re: Xcel Energy presentation to the Morgan Stanley Global Electricity & Energy Conference on March 24, 2004.

April 28, 2004 (filed April 28, 2004) – Items 7 and 12 Exhibits and Results of Operations and Financial Statements – Re: Xcel Energy’s first quarter 2004 earnings release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XCEL ENERGY INC.

(Registrant)

/s/ TERESA S. MADDEN

Teresa S. Madden
Vice President and Controller

/s/ BENJAMIN G.S. FOWKE III

Benjamin G.S. Fowke III
Vice President, Chief Financial Officer
and Treasurer
May 4, 2004