Form 10-Q
period 2006-03-31
XCEL ENERGY INC
filed 2006-05-01
CIK 72903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defind in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2006
Common Stock, $2.50 par value	405,483,743 shares

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
Part II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits
SIGNATURES
Certifications Pursuant to Section 302
Certifications Pursuant to Section 906
Statement Pursuant to Private Litigation

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(Thousands of Dollars, Except Per Share Data)	2006	2005

Operating revenues:
Electric utility	$1,845,872	$1,534,946
Natural gas utility	1,018,140	835,055
Nonregulated and other	24,092	20,532
Total operating revenues	2,888,104	2,390,533

Operating expenses:
Electric fuel and purchased power – utility	994,695	761,408
Cost of natural gas sold and transported – utility	850,425	668,786
Cost of sales – nonregulated and other	8,230	8,260
Other operating and maintenance expenses – utility	435,246	402,470
Other operating and maintenance expenses – nonregulated	5,564	7,144
Depreciation and amortization	202,660	191,694
Taxes (other than income taxes)	78,535	75,752
Total operating expenses	2,575,355	2,115,514

Operating income	312,749	275,019

Interest and other income (expense) net (see Note 7)	(384)	(2,074)
Allowance for funds used during construction - equity	3,784	5,183

Interest charges and financing costs:
Interest charges – (includes other financing costs of $6,212 and $6,479, respectively)	119,374	113,641
Allowance for funds used during construction - debt	(6,373)	(4,833)
Total interest charges and financing costs	113,001	108,808

Income from continuing operations before income taxes	203,148	169,320
Income taxes	53,336	44,857
Income from continuing operations	149,812	124,463
Income (loss) from discontinued operations - net of tax (see Note 2)	1,486	(2,985)
Net income	151,298	121,478
Dividend requirements on preferred stock	1,060	1,060
Earnings available to common shareholders	$150,238	$120,418

Weighted average common shares outstanding (thousands):
Basic	404,125	401,116
Diluted	427,461	424,449
Earnings per share – basic:
Income from continuing operations	$0.37	$0.31
Discontinued operations	—	(0.01)
Earnings per share – basic	$0.37	$0.30
Earnings per share – diluted:
Income from continuing operations	$0.36	$0.30
Discontinued operations	—	(0.01)
Earnings per share – diluted	$0.36	$0.29

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Thousands of Dollars)

	Three Months Ended March 31,
	2006	2005
		(As revised, see Note 1)
Operating activities:
Net income	$151,298	$121,478
Remove (income) loss from discontinued operations	(1,486)	2,985
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	209,518	198,346
Nuclear fuel amortization	11,856	10,066
Deferred income taxes	(38,505)	5,027
Amortization of investment tax credits	(2,451)	(2,905)
Allowance for equity funds used during construction	(6,004)	(5,183)
Undistributed equity in earnings of unconsolidated affiliates	(746)	7,500
Unrealized (gain) loss on derivative instruments	(11,390)	2,467
Change in accounts receivable	69,651	(17,027)
Change in inventories	152,724	119,090
Change in other current assets	408,001	106,233
Change in accounts payable	(335,628)	(173,276)
Change in other current liabilities	91,147	43,335
Change in other noncurrent assets	(16,685)	17,583
Change in other noncurrent liabilities	31,706	34,765
Operating cash flows provided by (used in) discontinued operations	(16,034)	11,260
Net cash provided by operating activities	696,972	481,744

Investing activities:
Utility capital/construction expenditures	(320,419)	(301,978)
Allowance for equity funds used during construction	6,004	5,183
Purchase of investments in external decommissioning fund	(4,339)	(46,990)
Proceeds from the sale of investments in external decommissioning fund	5,399	28,104
Nonregulated capital expenditures and asset acquisitions	(231)	(2,147)
Restricted cash	5,922	—
Other investments	10,003	6,535
Investing cash flows provided by discontinued operations	42,377	83,357
Net cash used in investing activities	(255,284)	(227,936)

Financing activities
Short-term borrowings –net	(96,456)	(103,300)
Proceeds from issuance of long-term debt	193,918	368,889
Repayment of long-term debt, including reacquisition premiums	(444,787)	(390,752)
Proceeds from issuance of common stock	2,008	1,343
Dividends paid	(87,786)	(84,156)
Financing cash flows used in discontinued operations	—	(200)
Net cash used in financing activities	(433,103)	(208,176)

Net increase in cash and cash equivalents	8,585	45,632
Net increase (decrease) in cash and cash equivalents -discontinued operations	1,126	(1,549)
Cash and cash equivalents at beginning of year	72,196	23,361
Cash and cash equivalents at end of quarter	$81,907	$67,444
Supplemental disclosure of cash flow information
Cash paid for interest (net of amounts capitalized)	95,959	86,584
Cash paid for income taxes (net of refunds received)	559	—

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of Dollars)

	March 31, 2006	Dec. 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$81,907	$72,196
Accounts receivable – net of allowance for bad debts of $31,522 and $39,798, respectively	941,918	1,011,569
Accrued unbilled revenues	396,129	614,016
Materials and supplies inventories – at average cost	165,472	159,560
Fuel inventory – at average cost	70,948	64,987
Natural gas inventories – at average cost	146,013	310,610
Recoverable purchased natural gas and electric energy costs	225,156	395,070
Derivative instruments valuation	58,179	213,138
Prepayments and other	146,776	99,904
Current assets held for sale and related to discontinued operations	305,884	200,811
Total current assets	2,538,382	3,141,861
Property, plant and equipment, at cost:
Electric utility plant	18,975,237	18,870,516
Natural gas utility plant	2,791,653	2,779,043
Common utility and other	1,487,990	1,518,266
Construction work in progress	978,638	783,490
Total property, plant and equipment	24,233,518	23,951,315
Less accumulated depreciation	(9,453,691)	(9,357,414)
Nuclear fuel – net of accumulated amortization: $1,201,927 and $1,190,386, respectively	102,952	102,409
Net property, plant and equipment	14,882,779	14,696,310
Other assets:
Nuclear decommissioning fund and other investments	1,161,263	1,145,659
Regulatory assets	933,728	963,403
Derivative instruments valuation	540,499	451,937
Prepaid pension asset	685,091	683,649
Other	143,337	164,212
Noncurrent assets held for sale and related to discontinued operations	256,103	401,285
Total other assets	3,720,021	3,810,145
Total assets	$21,141,182	$21,648,316

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$935,516	$835,495
Short-term debt	649,664	746,120
Accounts payable	901,885	1,187,489
Taxes accrued	325,445	235,056
Dividends payable	88,156	87,788
Derivative instruments valuation	32,494	191,414
Other	292,414	345,807
Current liabilities held for sale and related to discontinued operations	30,070	43,657
Total current liabilities	3,255,644	3,672,826
Deferred credits and other liabilities:
Deferred income taxes	2,237,063	2,191,794
Deferred investment tax credits	128,949	131,400
Regulatory liabilities	1,692,807	1,710,820
Derivative instruments valuation	571,436	499,390
Asset retirement obligations	1,310,899	1,292,006
Customer advances	309,387	310,092
Minimum pension liability	88,280	88,280
Benefit obligations and other	368,488	343,201
Noncurrent liabilities held for sale and related to discontinued operations	6,397	6,936
Total deferred credits and other liabilities	6,713,706	6,573,919
Minority interest in subsidiaries	3,362	3,547
Commitments and contingent liabilities (see Note 4)
Capitalization:
Long-term debt	5,544,899	5,897,789
Preferred stockholders’ equity - authorized 7,000,000 shares of $100 par value; outstanding shares: 1,049,800	104,980	104,980
Common stockholders’ equity - authorized 1,000,000,000 shares of $2.50 par value; outstanding shares: March 31, 2006 – 405,087,418; December 31, 2005 – 403,387,159	5,518,591	5,395,255
Total liabilities and equity	$21,141,182	$21,648,316

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(UNAUDITED)
(Thousands)

	Common Stock Issued
	Number of Shares	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Three months ended March 31, 2006 and 2005
Balance at Dec. 31, 2004	400,462	$1,001,155	$3,911,056	$396,641	$(105,934)	$5,202,918
Net income				121,478		121,478
Minimum pension liability					220	220
Net derivative instrument fair value changes during the period (see Note 6)					1,778	1,778
Unrealized gain - marketable securities					27	27
Comprehensive income for the period						123,503
Dividends declared:
Cumulative preferred stock				(1,060)		(1,060)
Common stock				(83,380)		(83,380)
Issuances of common stock	1,373	3,433	21,493			24,926
Balance at March 31, 2005	401,835	$1,004,588	$3,932,549	$433,679	$(103,909)	$5,266,907

Balance at Dec. 31, 2005	403,387	$1,008,468	$3,956,710	$562,138	$(132,061)	$5,395,255
Net income				151,298		151,298
Net derivative instrument fair value changes during the period (see Note 6)					18,000	18,000
Unrealized gain - marketable securities					22	22
Comprehensive income for the period						169,320
Dividends declared:
Cumulative preferred stock				(1,060)		(1,060)
Common stock				(87,093)		(87,093)
Issuances of common stock	1,700	4,251	27,831			32,082
Share-based compensation (See Note 1)			10,087			10,087
Balance at March 31, 2006	405,087	$1,012,719	$3,994,628	$625,283	$(114,039)	$5,518,591

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Xcel Energy Inc. and its subsidiaries (collectively, Xcel Energy) as of March 31, 2006, and Dec. 31, 2005; the results of its operations and changes in common stockholders’ equity for the three months ended March 31, 2006 and 2005; and its cash flows for the three months ended March 31, 2006 and 2005. Due to the seasonality of Xcel Energy’s electric and natural gas sales, such interim results are not necessarily an appropriate base from which to project annual results.

1. Significant Accounting Policies

Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2005 appropriately represent, in all material respects, the current status of accounting policies, and are incorporated herein by reference.

Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004) — “Share Based Payment” (SFAS No. 123R) — In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R related to equity-based compensation. This statement replaces the original SFAS No. 123 — “Accounting for Stock-Based Compensation.”  Under SFAS No. 123R, companies are no longer allowed to account for their share-based payment awards using the intrinsic value method, which did not require any expense to be recorded on stock options granted with an equal to or greater than fair market value exercise price. Instead, equity-based compensation arrangements will be measured and recognized based on the grant-date fair value using an option-pricing model (such as Black-Scholes or Binomial) that considers at least six factors identified in SFAS No. 123R. An expense related to the difference between the grant-date fair value and the purchase price would be recognized over the vesting period of the options. Under previous guidance, companies were allowed to initially estimate forfeitures or recognize them as they actually occurred. SFAS No. 123R requires companies to estimate forfeitures on the date of grant and to adjust that estimate when information becomes available that suggests actual forfeitures will differ from previous estimates. Revisions to forfeiture estimates will be recorded as a cumulative effect of a change in accounting estimate in the period in which the revision occurs.

Previous accounting guidance allowed for compensation expense related to share-based payment awards to be reversed if the target was not met. However, under SFAS No. 123R, compensation expense for share-based payment awards that expire unexercised due to the company’s failure to reach a certain target stock price cannot be reversed. Any accruals made for Xcel Energy’s restricted stock unit award that was granted in 2004 and is based on a total shareholder return (TSR) cannot be reversed if the target is not met. Implementation of SFAS No. 123R is required for annual periods beginning after June 15, 2005. Xcel Energy adopted the provisions in the first quarter of 2006. Since stock options had vested and other awards were recorded at their fair values prior to implementation of SFAS No. 123R, implementation did not have a material impact on net income or earnings per share. Proforma net income under SFAS No. 123R for the quarter ended March 31, 2005 would not have been materially different than what was recorded.

Since the vesting of our 2004 restricted stock units is predicated on the achievement of a market condition, the achievement of a TSR, the fair value used to calculate the expense related to this award is based on the stock price on the date of grant adjusted for the uncertainty surrounding the achievement of the TSR. Since the vesting of the 2005 and 2006 restricted stock units is predicated on the achievement of a performance condition, the achievement of an earnings per share or environmental measures target, fair values used to calculate the expense on these plans are based on the stock price on the date of grant. The performance share plan awards have been historically settled partially in cash and therefore do not qualify as an equity award, but are accounted for as a liability award. As a liability award, the fair value on which expense is based is remeasured each period based on the current stock price, and final expense is based on the market value of the shares on the date the award is settled. Compensation expense related to share-based awards of approximately $4.7 million and $1.6 million was recorded in the first quarter of 2006 and 2005, respectively. As of March 31, 2006, there was approximately $20.9 million of total unrecognized compensation cost related to non-vested share-based compensation awards. Total unrecognized compensation expense will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted-average period of 2.3 years.

There have been no material changes to our outstanding stock options in the first quarter of 2006.

See Note 9 to the consolidated financial statements in Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2005 for a description of Xcel Energy’s stock-based plans.

Metro Emissions Reduction Project (MERP) Accounting - Allowance for funds used during construction (AFDC) is an amount capitalized as a part of construction costs representing the cost of financing the construction. Generally these costs are recovered from customers as the related property is depreciated. The Minnesota Public Utilities Commision (MPUC) has approved a more current recovery of the financing costs related to the MERP. The in-service plant costs, including the financing costs during construction, are recovered from customers through a MERP rider resulting a lower recognition of AFDC.

Reclassifications – Certain items in the statements of income, balance sheets and the statements of cash flows have been reclassified from prior-period presentation to conform to the 2006 presentation. These reclassifications had no effect on net income or earnings per share. The reclassifications were primarily related to the presentation of Quixx Corp., a former subsidiary of Xcel Energy’s non-regulated subsidiary, Utility Engineering (UE), that partners in cogeneration projects, as discontinued operations. In addition, fees collected from customers on behalf of governmental agencies were reclassified to be presented net of the related payments made to the agencies.

In addition, in our Consolidated Statements of Cash Flows for the three months ended March 31, 2005, we have revised the presentation of the proceeds from the sale of Cheyenne Light, Fuel and Power Company (CLF&P) and the presentation of the Xcel Energy International release of restricted cash placed in escrow to support Xcel Energy customary indemnity obligations under the sales agreement,  after determining that the proceeds from the sale of CLF&P and the release of restricted cash at Xcel Energy International should have been classified as cash flows from investing activities. This revision decreased 2005 operating cash flows used in discontinued operations by $83.4 million from those previously reported and increased investing cash flows provided by discontinued operations by the same amount.

2. Discontinued Operations

A summary of the subsidiaries presented as discontinued operations is discussed below. Results of operations for divested businesses and the results of businesses held for sale are reported for all periods presented on a net basis as discontinued operations. In addition, the assets and liabilities of the businesses divested and held for sale in 2006 and 2005 have been reclassified to assets and liabilities held for sale in the accompanying Consolidated Balance Sheets.

Assets held for sale are valued on an asset-by-asset basis at the lower of carrying amount or fair value less costs to sell. In applying those provisions, management considered cash flow analyses, bids and offers related to those assets and businesses. Assets held for sale are not depreciated. Amounts previously reported for 2005 have been restated to conform to the 2006 discontinued operations presentation.

Regulated Utility Segments

During 2004, Xcel Energy reached an agreement to sell its regulated electric and natural gas subsidiary, CLF&P. The sale was completed on Jan. 21, 2005.

Nonregulated Subsidiaries — All Other Segment

Utility Engineering - In March 2005, Xcel Energy agreed to sell UE to Zachry Group, Inc. (Zachry). In April 2005, Zachry acquired all of the outstanding shares of UE. Xcel Energy recorded an insignificant loss in the first quarter of 2005 as a result of the transaction. In August 2005, Xcel Energy’s board of directors approved management’s plan to pursue the sale of Quixx, which was not included in the sale of UE to Zachry.

Seren — On Sept. 27, 2004, Xcel Energy’s board of directors approved management’s plan to pursue the sale of Seren Innovations, Inc., a wholly owned broadband subsidiary.

On May 25, 2005, Xcel Energy reached an agreement to sell Seren’s California assets to WaveDivision Holdings, LLC, which was completed in November 2005. In July 2005, Xcel Energy reached an agreement to sell Seren’s Minnesota assets to Charter Communications, which was completed in January 2006. An estimated after-tax impairment charge, including disposition costs of $143 million, or 34 cents per share, was recorded in 2004. Based on the sales agreements reached in 2005, the estimate was adjusted to reflect a total asset impairment of $140 million.

NRG - In December 2003, Xcel Energy divested its ownership interest in NRG Energy Inc. (NRG), a former independent power production subsidiary that had filed for bankruptcy protection in May 2003. Cash flows from receipt of NRG-related deferred income tax benefits occurred in 2004 and 2005. Approximately $399 million of remaining deferred tax benefits related to NRG are classified as a component of discontinued operations assets listed below.

Summarized Financial Results of Discontinued Operations

(Thousands of dollars)	Utility Segments	All Other	Total

Three months ended March 31, 2006
Operating revenue	$—	$2,830	$2,830
Operating and other expenses	11	4,633	4,644
Pretax loss from operations of discontinued components	(11)	(1,803)	(1,814)
Income tax benefit	(1,179)	(2,121)	(3,300)
Net income from discontinued operations	$1,168	$318	$1,486

Three months ended March 31, 2005
Operating revenue and equity in project income	$6,579	$24,686	$31,265
Operating and other expenses	6,131	29,764	35,895
Pretax income (loss) from operations of discontinued components	448	(5,078)	(4,630)
Income tax expense (benefit)	268	(1,913)	(1,645)
Net income (loss) from operations of discontinued components	$180	$(3,165)	$(2,985)

The major classes of assets and liabilities held for sale and related to discontinued operations are as follows:

(Thousands of dollars)	March 31, 2006	Dec. 31, 2005

Cash	$13,784	$12,658
Trade receivables — net	3,363	6,101
Deferred income tax benefits	170,166	157,812
Other current assets	118,571	24,240
Current assets held for sale and related to discontinued operations	305,884	200,811
Property, plant and equipment — net	1,359	29,845
Deferred income tax benefits	242,698	352,171
Other noncurrent assets	12,046	19,269
Noncurrent assets held for sale and related to discontinued operations	256,103	401,285
Accounts payable — trade	3,846	7,657
Other current liabilities	26,224	36,000
Current liabilities held for sale and related to discontinued operations	30,070	43,657
Other noncurrent liabilities	6,397	6,936
Noncurrent liabilities held for sale and related to discontinued operations	$6,397	$6,936

3. Rates and Regulation

Midwest Independent Transmission System Operator, Inc. (MISO) Operations —Two of Xcel Energy’s regulated utility subsidiaries, Northern States Power Company, a Minnesota corporation (NSP-Minnesota) and Northern States Power Company, a Wisconsin corporation (NSP-Wisconsin), are members of the MISO. The MISO is a regional transmission organization (RTO) that provides transmission tariff administration services for electric transmission systems, including those of NSP-Minnesota and NSP-Wisconsin. In 2002, NSP-Minnesota and NSP-Wisconsin received all required regulatory approvals to transfer functional control of their high voltage (100 kilovolts and greater) transmission systems to the MISO. The MISO exercises functional control over the operations of these facilities and the facilities of certain neighboring electric utilities.

On April 1, 2005, MISO initiated a regional Day 2 wholesale energy market pursuant to its transmission and energy markets tariff. While it is anticipated the Day 2 market will provide efficiencies through region-wide generation dispatch and increased reliability, as well as long-term benefits through dispatch of power from the most cost-effective sources of generation or transmission, there are costs associated with the Day 2 market. NSP-Minnesota and NSP-Wisconsin have requested recovery of these costs within their respective jurisdictions.

The Minnesota Public Utilities Commission (MPUC) has ordered jurisdictional investor-owned utilities in the state to participate with the Minnesota Department of Commerce and other parties in a proceeding that will evaluate suitability of recovery of some of the MISO  Day 2 energy market costs in the variable Fuel Cost Adjustment (FCA). The Minnesota utilities and other parties are currently active in this effort and expect to provide a final report to the MPUC in June 2006.

The Public Service Commission of Wisconsin (PSCW) has authorized Wisconsin utilities, including NSP-Wisconsin, to defer costs and benefits associated with the start up of the MISO Day 2 energy market, pending its investigation of appropriate cost recovery mechanisms over the longer term. Similar to the MPUC, the PSCW is reviewing which costs should be recovered through base rates and which costs should be subject to the fuel cost recovery mechanism. As of March 31, 2006 NSP-Wisconsin had deferred approximately $6.8 million in MISO Day 2 costs.

On March 16, 2006, the Federal Energy Regulatory Commission (FERC) dismissed complaints filed by Wisconsin Public Service Corp. et al. (WPS) asking the FERC to order MISO and the PJM Interconnection, Inc. (PJM) to establish a joint and common wholesale energy market (JCM) for the two neighboring RTOs. Xcel Energy opposed the WPS complaints, arguing that MISO and PJM are completing projects shown to be cost beneficial to market participants, and a full JCM could substantially increase market operations costs with limited benefits in terms of energy savings. In dismissing the complaints, the FERC ruled that the progress by MISO and PJM toward the JCM was satisfactory.

MISO and its stakeholders are developing proposals to establish ancillary service markets within its footprint. The proposals would increase the market efficiency by providing a reduced allocation of generation contingency reserves for market participants and by creating economic market opportunities to obtain alternative sources of generating reserves. The proposed implementation of these market design improvements is scheduled for phase-in over the course of 2007, subject to project actions by MISO.

FERC Transmission Rate Case (PSCo and SPS ) — On Sept. 2, 2004, Xcel Energy filed on behalf of Public Service Company of Colorado (PSCo) and Southwestern Public Service Company (SPS) an application to increase wholesale transmission service and ancillary service rates within the Xcel Energy joint open access transmission tariff. PSCo and SPS requested an increase in annual transmission service and ancillary services revenues of $6.1 million. On Feb. 6, 2006, the parties in the proceeding submitted an uncontested offer of settlement that contains a $1.6 million rate increase for PSCo, a formula transmission service rate for PSCo, a 10.5 percent rate of return on common equity, and the phased inclusion of PSCo’s 345 KV tie line costs in wholesale transmission service rates;  the settlement results in a $1.1 million stated rate increase for SPS effective June 2005, and SPS can file a further rate increase effective October 1, 2006. On April 5, 2006, the FERC issued an order approving the uncontested settlement.

Other Regulatory Matters – NSP-Minnesota

NSP-Minnesota Electric Rate Case – In November 2005, NSP-Minnesota requested an electric rate increase of $168 million or 8.05 percent. This increase was based on a requested 11 percent return on common equity, a projected common equity ratio to total capitalization of 51.7 percent and a projected electric rate base of $3.2 billion. On Dec. 15, 2005, the MPUC authorized an interim rate increase of $147 million, subject to refund, which became effective on Jan. 1, 2006. In March 2006, the MPUC approved a new depreciation order, which lowered decommissioning accruals for 2006 from anticipated levels. As a result, interim rates are being recorded at an annual level of approximately $119 million. Due to the seasonality of sales, the rate increase will not be recognized ratably throughout 2006. Evidentiary hearings concluded on April 27, 2006. The anticipated procedural schedule is as follows:

•                  May 24th – Initial Briefs

•                  June 6th – Reply Briefs

•                  July 6th – Administrative Law Judge Report

•                  September 5th – MPUC Order

On April 13, 2006, intervenors filed testimony regarding the Minnesota electric rate case. In its testimony, the Minnesota Department of Commerce proposed an increase in annual revenues of approximately $90 million, a return on equity of 10.64 percent and a proposed equity ratio of 51.37 percent, resulting in an overall return on rate base of 8.81 percent. The primary adjustments related to return on equity, nuclear decommissioning expense, adjustments to fuel expense and an increase in sales volumes. On the latter two issues the Department of Commerce indicated that the recommendations may change if NSP-Minnesota is able to supply additional information in its rebuttal testimony.

The Office of Attorney General also filed testimony. It proposed two adjustments related to income taxes and wholesale margins that would result in a decrease in 2006 annual revenues of approximately $20 million. On March 30, 2006, NSP-Minnesota filed rebuttal testimony reducing the requested rate increase to $156 million.

On April 24, 2006, NSP-Minnesota reached a settlement agreement regarding the treatment of wholesale electric sales margins. The settlement is with five intervenor groups, including the Office of Attorney General and a large industrial customer group.

The settlement resolves recommendations of most parties regarding the treatment of wholesale electric sales margins. Significant components of the settlement agreement are as follows:

•                  No credit to base electric rates for wholesale electric sales margins;

•                  Wholesale electric sales margins derived from excess generation capacity will be flowed through the fuel clause adjustment as an offset to fuel and energy costs;

•                  80 percent of wholesale margins derived from the sales from NSP-Minnesota’s ancillary services obligations (e.g. spinning reserves) will be flowed through the fuel clause adjustment as an offset to fuel and energy costs and NSP-Minnesota will retain 20 percent; and

•                  25 percent of proprietary margins, sales that do not arise from the use of NSP-Minnesota generating assets, will be flowed through the fuel clause adjustment as an offset to fuel and energy costs, and 75 percent will be retained by NSP-Minnesota.

The settlement agreement is pending approval by the MPUC and will be considered in the MPUC’s determination of NSP-Minnesota’s overall requested increase.

Other Regulatory Matters – NSP-Wisconsin

NSP-Wisconsin 2006 Fuel Cost Recovery – NSP-Wisconsin’s electric fuel costs for March 2006 were significantly lower than authorized in the 2006 Wisconsin rate case and outside the established fuel monitoring range under the Wisconsin “Fuel Rules.”  Based on preliminary data, March fuel costs for the Wisconsin retail jurisdiction were approximately $2.1 million, or 20 percent, lower than authorized. March year-to-date fuel costs were approximately $1.9 million, or 6 percent, lower than authorized, resulting in a year-to-date over recovery of $1.9 million. NSP-Wisconsin anticipates the Public Serivce Commission of Wisconsin (PSCW) will open a proceeding by mid may to determine if a rate reduction (fuel credit factor) should be implemented. At the time a notice is issued to open the proceeding, rates will likely be declared subject to refund from that point forward, pending a determination of final rates.

Wisconsin Energy Efficiency and Renewables Law – On March 17, 2006 Governor Doyle signed into law the legislative proposal containing the Governor’s Task Force recommendations on energy efficiency and renewables (2005 Act 141). The bill sets a renewable portfolio standard (RPS) of 10 percent by 2015. NSP-Wisconsin anticipates it will be able to meet the RPS with its pro-rata share of existing and planned renewable generation on the NSP system.

Other Regulatory Matters – PSCo

PSCo Electric Rate Case –  On April 14, 2006, PSCo filed with the Colorado Public Utilities Commission (CPUC) to increase electricity rates by $210 million annually, beginning Jan. 1, 2007. The rate request is based on a return on equity of 11 percent, an equity ratio of 59.9 percent and electric rate base of $3.4 billion. A decision is expected by the end of 2006.

The general rate case filing reflects the increased costs of doing business since PSCo’s last electric rate case was filed in 2001, including more than $1 billion in investment, not reflected in current rates, in electricity generation, transmission and distribution infrastructure in Colorado. The filing also reflects the start of construction of a new, third unit at the Comanche Generating Station in Pueblo, Colo., which will help meet continued growing demand for electricity.

PSCo Renewable Portfolio Standards — In November 2004, an amendment to the Colorado statutes was passed by referendum requiring implementation of a renewable energy portfolio standard for electric service. The law requires PSCo to generate, or cause to be generated, a certain level of electricity from eligible renewable resources. Generation of electricity from renewable resources, particularly solar energy, may be a higher-cost alternative to traditional fuels, such as coal and natural gas. These incremental costs are expected to be recovered from customers.

During 2006, the CPUC determined that compliance with the renewable energy portfolio standard should be measured through the acquisition of renewable energy credits either with or without the accompanying renewable energy; that the utility purchaser owns the renewable energy credits associated with existing contracts where the power purchase agreement is silent on this issue; that Colorado utilities should be required to file implementation plans, thereby rejecting the proposal to use an independent plan administrator; and the methods utilities should use for determining the budget available for renewable resources. The CPUC issued proposed rules on Jan. 27, 2006. Final rules are expected to become effective in the second of quarter 2006.

PSCo Renewable Energy Standard Adjustment (RESA) – On December 1, 2005, PSCo filed with the CPUC to implement a new 1 percent rider that would apply to each customer’s total electric bill, providing approximately $22 million in annual revenue. The revenues collected under the RESA will be used to acquire sufficient solar resources to meet the on-site solar system requirements in the Colorado statutes. On Feb. 14, 2006, PSCo and the other parties to the case filed a stipulation agreeing to reduce the RESA rider to 0.60 percent and to provide monthly reports. The CPUC approved the stipulation and agreement on February 22, 2006. The RESA rider became effective March 1, 2006.

PSCo Quality of Service Plan – PSCo was required to make a filing regarding the future of its quality of service plan (QSP), which expires at the end of 2006. In its initial filing, PSCo proposed a service quality monitoring and reporting plan. After reviewing the responses of the CPUC staff and other intervenors, PSCo negotiated a new QSP plan that will extend through calendar year 2010. The plan establishes performance measures and provides for associated bill credits for regional electric distribution system reliability, electric service continuity and restoration thresholds, customer complaints and telephone response times. If the performance thresholds are not met, the annual bill credit exposures are approximately $7 million for regional reliability and $1 million each for the continuity, reliability, customer complaints and telephone response time thresholds. Each of PSCo’s nine operating regions has its own calculated reliability metric and the bill credits would be apportioned among the regions. PSCo must fail to meet the operating threshold two years in a row before paying reliability bill credits. The bill credit levels would not escalate. If the credits are required to be paid, the stated amounts would be grossed up for taxes. The proposed plan is pending CPUC approval.

Other Regulatory Matters – SPS

SPS Wholesale Rate Complaints - In November 2004, several wholesale cooperative customers of SPS filed a $3 million rate complaint at the FERC requesting that the FERC investigate SPS’ wholesale power base rates and fuel cost adjustment clause calculations. In December 2004, the FERC accepted the complaint filing and ordered SPS base rates subject to refund, effective Jan. 1, 2005. Also in November 2004, SPS filed revisions to its wholesale fuel cost adjustment clause. The FERC set the proposed rate changes into effect on Jan. 1, 2005, subject to refund, and consolidated the proceeding with the wholesale cooperative customers’ complaint proceeding. The FERC set the consolidated proceeding for hearing and settlement judge procedures, which were terminated when the parties could not reach a settlement. Hearings were held in February and March 2006. Post hearing briefs are being submitted to the FERC Administrative Law Judge.

On Sept. 15, 2005, Public Service Company of New Mexico (PNM) filed a separate complaint at the FERC in which it contended that its demand charge under an existing interruptible power supply contract with SPS is excessive and that SPS has overcharged PNM for fuel costs under three separate agreements through erroneous fuel clause calculations.  PNM’s arguments mirror those that it made as an intervenor in the cooperatives’ complaint case, and SPS believes that they have little merit.  SPS submitted a response to PNM’s complaint in October 2005.  In November 2005, the FERC accepted PNM’s complaint, set it for hearing, suspended hearings and set the matter for settlement judge procedures. PNM and SPS have held several rounds of settlement discussions. On April 18, 2006, the settlement judge determined that the settlement procedures should be terminated and the matter set for hearing.

SPS  Wholesale Power Base Rate Application – On Dec. 1, 2005, SPS filed, as amended, for a $2.5 million increase in wholesale power rates to certain electric cooperatives. On Jan. 31, 2006, the FERC conditionally accepted the proposed rates for filing, and set the $2.5 million power rate increase to become effective on July 1, 2006, subject to refund. The FERC also set the rate increase request for hearing and settlement judge procedures. The case is presently in the settlement judge procedures.

SPP Energy Imbalance Service - On June 15, 2005, Southwest Power Pool, Inc. (SPP), of which SPS is a member, filed proposed tariff provisions to establish an Energy Imbalance Service (EIS) wholesale energy market for the SPP region, using a phased approach toward the development of a fully-functional locational marginal pricing energy market with appropriate financial transmission rights, to be effective March 1, 2006. On Sept. 19, 2005, the FERC issued an order rejecting the SPP EIS proposal and providing guidance and recommendations to SPP; however, the FERC did not require SPP to implement a full Day 2 market similar to MISO. On Jan. 6, 2006, SPP filed its revised EIS tariff, On March 20, 2006, the FERC issued an order conditionally accepting the proposed market, suspending the implementation until Oct. 1, 2006. The FERC found the proposal lacking, particularly with respect to the hiring of an external market monitor, the loss compensation mechanisms and the lack of several standard forms for service. The FERC directed SPP to implement safeguards for the first six months of the imbalance markets including a two tier cap, a market readiness certification and price correction authority. SPP and market participants are currently engaging in a series of technical conferences in order to comply with the FERC’s order. SPS has not yet requested New Mexico Public Regulation Commission (NMPRC) or Public Utility Commission of Texas (PUCT) approval regarding accounting and ratemaking treatment of EIS costs.

Texas Energy Legislation - The 2005 Texas Legislature passed a law, effective June 18, 2005, establishing statutory authority for electric utilities outside of the electric reliability council of Texas in the SPP or the Western Electricity Coordinating Council to have timely recovery of transmission infrastructure investments. After notice and hearing, the PUCT may allow recovery on an annual basis of the reasonable and necessary expenditures for transmission infrastructure improvement costs and changes in wholesale transmission charges under a tariff approved by the FERC. The PUCT will initiate a rulemaking for this process that is expected to take place in the first half of 2006.

New Mexico Fuel Review - On Jan. 28, 2005, the NMPRC accepted the staff petition for a review of SPS’s fuel and purchased power cost. The staff requested a formal review of SPS’s fuel and purchased power cost adjustment clause (FPPCAC) for the period of Oct. 1, 2001 through August 2004. The hearing in the fuel review case was held April 22, 2006.

New Mexico Fuel Factor Continuation Filing – On Aug. 18, 2005, SPS made a filing with the NMPRC requesting to continue the use of SPS’s FPPCAC. This filing was required at this time by the NMPRC. The filing requests that the FPPCAC continue the current monthly factor cost recovery methodology. Testimony has been filed in the case by staff and intervenors objecting to SPS’s  assignment of system average fuel costs to certain wholesale sales and the inclusion of ineligible purchased power capacity and energy payments in the FPPCAC. The testimony also proposed limits on SPS’s future use of the FPPCAC. Related to these issues some intervenors have requested disallowances for past periods, which in the aggregate total approximately $40 million. Other issues in the case include the treatment of renewable energy certificates and sulfur dioxide allowance credit proceeds in relation to SPS’s New Mexico retail fuel and purchased power recovery clause. The Hearing was held on April 18 – 23, 2006, and a NMPRC decision is expected in late 2006.

4. Commitments and Contingent Liabilities

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

Regional Haze Rules — The U.S. Environmental Protection Agency (EPA) has required states to develop implementation plans to comply with regional haze rules that require emission controls, known as best available retrofit technology (BART), by December 2007. States are required to identify the facilities that will have to reduce emissions under BART and then set BART emissions limits for those facilities. Colorado is the first state in Xcel Energy’s region to earnestly begin its BART rule development as the first step toward the December 2007 deadline. Xcel Energy is actively involved in the stakeholder process in Colorado and will also be involved as other states in its service territory begin their process. On March 16, 2006, the Colorado Air Quality Control Commission approved a final BART rule to improve regional haze in national parks and wilderness areas. The rule establishes a date of Aug. 1, 2006 by which each BART-eligible source in Colorado must perform and submit an analysis of the need for additional emission controls for sulfur dioxide (SO2) and/or nitrogen oxide (NOx). Several PSCo plants are required to perform such an analysis and may eventually be required to install additional emission controls. The cost of controls will be determined as part of the engineering analyses and is not currently estimable. If required, controls must be installed by 2013.

Clean Air Interstate and Mercury Rules— In March 2005, the EPA issued two significant new air quality rules. The Clean Air Interstate Rule (CAIR) further regulates SO2 and NOx emissions, and the Clean Air Mercury Rule regulates mercury emissions from power plants for the first time.

Xcel Energy and SPS advocated that West Texas should be excluded from CAIR, because it does not contribute significantly to nonattainment with the fine particulate matter National Ambient Air Quality Standard in any downwind jurisdiction. On July 11, 2005, SPS, the City of Amarillo, Texas and Occidental Permian LTD filed a lawsuit against the EPA and a request for reconsideration with the agency to exclude West Texas from CAIR. El Paso Electric Co. joined in the request for reconsideration. On March 15, 2006, the EPA denied the petition for reconsideration. Xcel Energy still has the option to continue to litigate the decision.

Under CAIR’s cap-and-trade structure, SPS can comply through capital investments in emission controls or purchase of emission “allowances” from other utilities making reductions on their systems. Based on the preliminary analysis of various scenarios of capital investment and allowance purchase, capital investments could range from $30 million to $300 million and allowance purchases or increased operating and maintenance expenses could range from $20 million to $30 million per year, beginning in 2011 based on the cost of allowances on Feb. 15, 2006. This does not include other costs that SPS will have to incur to comply with EPA’s new mercury emission control regulations, which will apply to SPS’ plants.

These cost estimates represent one potential scenario to comply with CAIR, if West Texas is not excluded. There is uncertainty concerning implementation of CAIR. States are required to develop implementation plans within 18 months of the issuance of the new rules and have a significant amount of discretion in the implementation details. Legal challenges to CAIR rules could alter their requirements and/or schedule. The uncertainty associated with the final CAIR rules makes it difficult to project the ultimate amount and timing of capital expenditures and operating expenses.

While Xcel Energy expects to comply with the new rules through a combination of additional capital investments in emission controls at various facilities and purchases of emission allowances, it is continuing to review the alternatives. Xcel Energy believes the cost of any required capital investment or allowance purchases will be recoverable from customers.

Polychlorinated Biphenyl (PCB) Storage and Disposal — In August 2004, Xcel Energy received notice from the EPA contending SPS violated PCB storage and disposal regulations with respect to storage of a drained transformer and related solids. The EPA contended the fine for the alleged violation was approximately $1.2 million. Xcel Energy contested the fine and submitted a voluntary disclosure to the EPA. On April 17, 2006, SPS received a notice of determination from the EPA stating that the voluntary disclosure had been reviewed and that SPS had met all conditions of the EPA’s audit policy. Accordingly, the EPA will mitigate 100 percent of the gravity-based penalty for the disclosed violation, and no economic penalty will be assessed.

Minnesota Mercury Legislation — The Minnesota legislature is considering legislation that could require the installation of additional mercury emission control equipment at several coal-fired generating facilities in Minnesota. Most versions of this legislation include full and timely cost recovery provisions for affected utilities.

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

Sinclair Oil Corporation vs. e prime inc and Xcel Energy, Inc. - On July 18, 2005, Sinclair Oil Corporation filed a lawsuit against Xcel Energy and its former subsidiary e prime. In the U.S. District Court for the Northern District of Oklahoma, Sinclair Oil Corporation is alleging liability and damages for purported misreporting of price information for natural gas to trade publications in an effort to artificially increase natural gas prices. The complaint also alleges that e prime and Xcel Energy engaged in a conspiracy with other gas sellers to inflate prices through alleged false reporting of gas prices. In response, e prime and Xcel Energy filed a motion with the Multi-District Litigation (MDL) Panel to have the matter transferred to U.S. District Judge Pro in Nevada, who is the judge assigned to western area wholesale natural gas marketing litigation, and filed a second motion to dismiss the lawsuit. In response to this motion, this matter has been conditionally transferred to U.S. District Court Judge Pro. Sinclair subsequently filed a motion with the MDL Panel to vacate this transfer. On Feb. 15, 2006, the MDL Panel denied plaintiffs’ remand motions. e prime and Xcel Energy previously filed a motion to dismiss with the District Court in Oklahoma based upon pre-emption and the filed rate doctrine, and will shortly file the identical motion with Judge Pro.

J.P. Morgan Trust Company vs. e prime and Xcel Energy Inc. et al. – On Oct. 17, 2005, J.P. Morgan, in its capacity as the liquidating trustee for Farmland Industries Liquidating Trust, filed an amended complaint in Kansas state court adding defendants, including Xcel Energy and e prime, to a previously filed complaint alleging that the defendants inaccurately reported natural gas trades to market trade publications in an effort to artificially increase natural gas prices. The lawsuit was removed to the U.S. District Court in Kansas and subsequently transferred to U.S. District Court Judge Pro, in Nevada pursuant to an order from the MDL Panel. A motion to remand this case to state court has been filed by plaintiffs and on March 2, 2006, Judge Pro granted plaintiffs’ motion for remand, but vacated this order on March 8, 2006, and will give the matter further consideration. This case is in the early stages, there has been no discovery and e prime and Xcel Energy intend to vigorously defend themselves against these claims.

Metropolitan Airports Commission vs. Northern States Power Company — On Dec. 30, 2004, the Metropolitan Airports Commission (MAC) filed a complaint in Minnesota state district court in Hennepin County asserting that NSP-Minnesota is required to relocate facilities on MAC property at the expense of NSP-Minnesota. MAC claims that approximately $7.1 million charged by NSP-Minnesota over the past five years for relocation costs should be repaid. Both parties asserted cross motions for partial summary judgment on a separate and less significant claim concerning legal obligations associated with rent payments allegedly due and owing by NSP-Minnesota to MAC for the use of its property for a substation that serves the MAC. A hearing regarding these cross motions was held in January 2006. In February 2006, the Court granted MAC’s motion on this issue, finding that there was a valid lease and that the past course of action between the parties required NSP-Minnesota to continue such payments. NSP-Minnesota had made rent payments for 45 years. Depositions of key witnesses took place in February, March, and April of 2006. Trial has been set for August 2006, and additional summary judgment motions are likely prior to trial.

Hoffman vs. Northern States Power Company – On March 15, 2006 a purported class action complaint was filed in Minnesota state district court, Hennepin County, on behalf of NSP-Minnesota’s residential customers in Minnesota, North Dakota and South Dakota for alleged breach of a contractual obligation to maintain and inspect the points of connection between NSP-Minnesota’s wires and customers’ homes within the meter box. Plaintiffs claim NSP-Minnesota’s breach results in an increased risk of fire and is in violation of tariffs on file with the MPUC. Plaintiffs seek injunctive relief and damages in an amount equal to the value of inspections plaintiffs claim NSP-Minnesota was required to perform over the past six years. NSP-Minnesota denies plaintiffs allegations and tariff interpretations and will vigorously defend against such claims.

Comer vs. Xcel Energy Inc. et al. – On April 25, 2006 Xcel Energy received notice of a purported class action lawsuit filed in United States District Court for the Southern District of Mississippi. The lawsuit names more than 45 oil, chemical and utility companies, including Xcel Energy, as defendants and alleges that defendants’ carbon dioxide emissions “were a proximate and direct cause of the increase in the destructive capacity of Hurricane Katrina.”  Plaintiffs allege in support of their claim, several legal theories, including negligence, and public and private nuisance and seek damages related to the hurricane. Xcel Energy believes this lawsuit is without merit and intends to vigorously defend itself against these claims.

Other Contingencies

The circumstances set forth in Notes 13, 14 and 15 to the consolidated financial statements in Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2005 and Notes 3 and 4 to the consolidated financial statements in this Quarterly Report on Form 10-Q appropriately represent, in all material respects, the current status of other commitments and contingent liabilities, including those regarding public liability for claims resulting from any nuclear incident, and are incorporated herein by reference. The following include unresolved contingencies that are material to Xcel Energy’s financial position:

•             Tax Matters — See Note 14 to the consolidated financial statements in Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2005 for discussion of exposures regarding the tax deductibility of corporate-owned life insurance loan interest; and

•             Guarantees — See Note 5 to the accompanying consolidated financial statements for discussion of exposures under various guarantees.

5. Short-Term Borrowings and Other Financing Instruments

Short-Term Borrowings

At March 31, 2006, Xcel Energy and its subsidiaries had approximately $649.7 million of short-term debt outstanding at a weighted average interest rate of 4.87 percent.

Guarantees

Xcel Energy provides various guarantees and bond indemnities supporting certain of its subsidiaries. The guarantees issued by Xcel Energy guarantee payment or performance by its subsidiaries under specified agreements or transactions. As a result, Xcel Energy’s exposure under the guarantees is based upon the net liability of the relevant subsidiary under the specified agreements or transactions. Most of the guarantees issued by Xcel Energy limit the exposure of Xcel Energy to a maximum amount stated in the guarantees. On March 31, 2006, Xcel Energy had issued guarantees of up to $71.5 million with no known exposure under these guarantees. In addition, Xcel Energy provides indemnity protection for bonds issued for itself and its subsidiaries. The total amount of bonds with this indemnity outstanding as of March 31, 2006, was approximately $132.4 million. The total exposure of this indemnification cannot be determined at this time. Xcel Energy believes the exposure to be significantly less than the total amount of bonds outstanding.

6. Derivative Valuation and Financial Impacts

Xcel Energy and its subsidiaries use a number of different derivative instruments in connection with their utility commodity price, interest rate, short-term wholesale and commodity trading activities, including forward contracts, futures, swaps and options. All derivative instruments not qualifying for the normal purchases and normal sales exception, as defined by SFAS No. 133, are recorded at fair value. The presentation of these derivative instruments is dependent on the designation of a qualifying hedging relationship. The adjustment to fair value of derivative instruments not designated in a qualifying hedging relationship is reflected in current earnings or as a regulatory balance. This classification is dependent on the applicability of any regulatory mechanism in place. This includes certain instruments used to mitigate market risk for the utility operations and all instruments related to the commodity trading operations. The designation of a cash flow hedge permits the classification of fair value to be recorded within Other Comprehensive Income, to the extent effective. The designation of a fair value hedge permits a derivative instrument’s gains or losses to offset the related results of the hedged item in the Consolidated Statements of Income, to the extent effective.

Xcel Energy records the fair value of its derivative instruments in its Consolidated Balance Sheets as separate line items identified as Derivative Instruments Valuation in both current and noncurrent assets and liabilities.

The fair value of all interest rate swaps is determined through counterparty valuations, internal valuations and broker quotes. There have been no material changes in the techniques or models used in the valuation of interest rate swaps during the periods presented.

Qualifying hedging relationships are designated as either a hedge of a forecasted transaction or future cash flow (cash flow hedge), or a hedge of a recognized asset, liability or firm commitment (fair value hedge). The types of qualifying hedging transactions in which Xcel Energy and its subsidiaries are currently engaged are discussed below.

Cash Flow Hedges

Xcel Energy and its subsidiaries enter into derivative instruments to manage variability of future cash flows from changes in commodity prices and interest rates. These derivative instruments are designated as cash flow hedges for accounting purposes, and the changes in the fair value of these instruments are recorded as a component of Other Comprehensive Income.

At March 31, 2006, Xcel Energy and its utility subsidiaries had various commodity-related contracts designated as cash flow hedges extending through 2009. The fair value of these cash flow hedges is recorded in either Other Comprehensive Income or deferred as a regulatory asset or liability. This classification is based on the regulatory recovery mechanisms in place. Amounts deferred in these accounts are recorded in earnings as the hedged purchase or sales transaction is settled. This could include the purchase or sale of energy or energy-related products, the use of natural gas to generate electric energy or gas purchased for resale. As of March 31, 2006, Xcel Energy had no amounts in Accumulated Other Comprehensive Income related to commodity cash flow hedge contracts that are expected to be recognized in earnings during the next 12 months as the hedged transactions settle.

Xcel Energy and its subsidiaries enter into various instruments that effectively fix the interest payments on certain floating rate debt obligations or effectively fix the yield or price on a specified benchmark interest rate for a specific period. These derivative instruments are designated as cash flow hedges for accounting purposes, and the change in the fair value of these instruments is recorded as a component of Other Comprehensive Income. As of March 31, 2006, Xcel Energy had net gains of approximately $2.8 million in Accumulated Other Comprehensive Income related to interest rate cash flow hedge contracts that are expected to be recognized in earnings during the next 12 months.

Gains or losses on hedging transactions for the sales of energy or energy-related products are recorded as a component of revenue, hedging transactions for fuel used in energy generation are recorded as a component of fuel costs, hedging transactions for gas purchased for resale are recorded as a component of gas costs and interest rate hedging transactions are recorded as a component of interest expense. Certain utility subsidiaries are allowed to recover in electric or gas rates the costs of certain financial instruments purchased to reduce commodity cost volatility. There was no hedge ineffectiveness in the first quarter of 2006.

The impact of qualifying cash flow hedges on Xcel Energy’s Accumulated Other Comprehensive Income, included in the Consolidated Statements of Stockholders’ Equity, is detailed in the following table:

	Three months ended March 31,
(Millions of Dollars)	2006	2005

Accumulated other comprehensive (loss) income related to cash flow hedges at Jan. 1	$(8.8)	$0.1
After-tax net unrealized gains related to derivatives accounted for as hedges	16.8	8.4
After-tax net realized losses (gains) on derivative transactions reclassified into earnings	1.2	(6.6)
Accumulated other comprehensive income related to cash flow hedges at March 31	$9.2	$1.9

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

Derivatives Not Qualifying for Hedge Accounting

Xcel Energy and its subsidiaries have commodity trading operations that enter into derivative instruments. These derivative instruments are accounted for on a mark-to-market basis in the Consolidated Statements of Income. The results of these transactions are recorded on a net basis within Operating Revenues on the Consolidated Statements of Income.

Xcel Energy and its subsidiaries also enter into certain commodity-based derivative transactions, not included in trading operations, which do not qualify for hedge accounting treatment. These derivative instruments are accounted for on a mark-to-market basis in accordance with SFAS No. 133.

Normal Purchases or Normal Sales Contracts

Xcel Energy’s utility subsidiaries enter into contracts for the purchase and sale of various commodities for use in their business operations. SFAS No. 133 requires a company to evaluate these contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted from SFAS No. 133 as normal purchases or normal sales. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. In addition, normal purchases and normal sales contracts must have a price based on an underlying that is clearly and closely related to the asset being purchased or sold. An underlying is a specified interest rate, security price, commodity price, foreign exchange rate, index of prices or rates, or other variable, including the occurrence or nonoccurrence of a specified event, such as a scheduled payment under a contract.

Xcel Energy evaluates all of its contracts when such contracts are entered to determine if they are derivatives and, if so, if they qualify to meet the normal designation requirements under SFAS No. 133, as amended. None of the contracts entered into within the commodity trading operations qualify for a normal designation.

In 2003, as a result of FASB Statement 133 Implementation Issue No. C20, Xcel Energy began recording several long-term power purchase agreements at fair value due to accounting requirements related to underlying price adjustments. As these purchases are recovered through normal regulatory recovery mechanisms in the respective jurisdictions, the changes in fair value for these contracts were offset by regulatory assets and liabilities. During the first quarter of 2006, Xcel Energy qualified these contracts under the normal purchase exception. Based on this qualification, the contracts will no longer be adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory balances.

Normal purchases and normal sales contracts are accounted for as executory contracts as required under other generally accepted accounting principles (GAAP).

7.     Detail of Interest and Other Income (Expense) - Net

Interest and other income, net of nonoperating expenses, for the three months ended March 31 consists of the following:

	Three months ended March 31,
(Thousands of Dollars)	2006	2005

Interest income	4,079	2,379
Equity income in unconsolidated affiliates	1,186	499
Other nonoperating income	1,412	1,263
Minority interest income	50	111
Loss on the sale of assets	(830)	(121)
Interest expense on corporate-owned life insurance, net of increase in cash surrender value	(5,581)	(4,695)
Other nonoperating expense	(700)	(1,510)
Total interest and other income (expense) - net	$(384)	$(2,074)

8. Common Stock and Equivalents

Xcel Energy has common stock equivalents consisting of convertible senior notes and stock options. The dilutive impacts of common stock equivalents affected earnings per share as follows for the three months ending March 31, 2006 and 2005:

	Three months ended March 31, 2006			Three months ended March 31, 2005
(Amounts in thousands, except per share amounts)	Income	Shares	Per-share Amount	Income	Shares	Per-share Amount
Income from continuing operations	$149,812			$124,463
Less: Dividend requirements on preferred stock	(1,060)			(1,060)
Basic earnings per share:
Income from continuing operations	148,752	404,125	$0.37	123,403	401,116	$0.31
Effect of dilutive securities:
$230 million convertible debt	2,895	18,654		2,811	18,654
$57.5 million convertible debt	724	4,663		703	4,663
Stock options	—	19		—	16
Diluted earnings per share:
Income from continuing operations and assumed conversions	$152,371	427,461	$0.36	$126,917	424,449	$0.30

9. Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three months ended March 31,
	2006	2005	2006	2005
(Thousands of dollars)	Pension Benefits		Postretirement Health Care Benefits

Service cost	$16,434	$17,250	$1,837	$1,743
Interest cost	39,509	40,996	13,183	13,867
Expected return on plan assets	(66,481)	(70,274)	(6,268)	(6,583)
Amortization of transition obligation	—	—	3,645	3,645
Amortization of prior service cost (credit)	7,427	7,522	(545)	(545)
Amortization of net loss	4,511	3,449	6,523	6,663
Net periodic benefit cost (credit)	1,400	(1,057)	18,375	18,790
Credits not recognized due to the effects of regulation	2,425	3,184	—	—
Additional cost recognized due to the effects of regulation	—	—	973	973
Net benefit cost recognized for financial reporting	$3,825	$2,127	$19,348	$19,763

10. Segment Information

Xcel Energy has the following reportable segments: Regulated Electric Utility, Regulated Natural Gas Utility and All Other. Commodity trading operations performed by regulated operating companies are not a reportable segment. Commodity trading results are included in the Regulated Electric Utility segment.

(Thousands of Dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
Three months ended March 31, 2006
Operating revenues from external customers	$1,845,872	$1,018,140	$24,092	$—	$2,888,104
Intersegment revenues	162	2,539	—	(2,701)	—
Total revenues	$1,846,034	$1,020,679	$24,092	$(2,701)	$2,888,104
Income (loss) from continuing operations	$109,951	$45,219	$7,934	$(13,292)	$149,812
Three months ended March 31, 2005
Operating revenues from external customers	$1,534,946	$835,055	$20,532	$—	$2,390,533
Intersegment revenues	358	1,125	—	(1,483)	—
Total revenues	$1,535,304	$836,180	$20,532	$(1,483)	$2,390,533
Income (loss) from continuing operations	$75,389	$51,265	$8,851	$(11,042)	$124,463

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•             The risk of a significant slowdown in growth or decline in the U.S. economy, the risk of delay in growth recovery in the U.S. economy or the risk of increased cost for insurance premiums, security and other items as a consequence of past or future terrorist attacks;

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

•             Other business or investment considerations that may be disclosed from time to time in Xcel Energy’s SEC filings or in other publicly disseminated written documents; and

•             The other risk factors listed from time to time by Xcel Energy in reports filed with the SEC, including Risk Factors in Item 1A of Xcel Energy’s Annual Report on Form 10-K for the year ended December 31, 2005 and Exhibit 99.01 to this report on Form 10-Q for the quarter ended March 31, 2006.

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

Discontinued operations consist of the following:

•             Quixx, which was classified as held for sale in the third quarter of 2005 based on a decision to divest this investment;

•             UE, which was sold in April 2005;

•             Seren, a portion of which was sold in November 2005 with the remainder sold in January 2006; and

•             CLF&P, which was sold in January 2005.

Prior-year financial statements have been reclassified to conform to the current year presentation and classification of certain operations as discontinued. See Note 2 to the consolidated financial statements for a further discussion of discontinued operations.

	Three months ended March 31,
Contribution to Earnings (Millions of dollars)	2006	2005

GAAP income (loss) by segment
Regulated electric utility segment income — continuing operations	$110.0	$75.4
Regulated natural gas utility segment income — continuing operations	45.2	51.3
Other utility results (a)	6.9	8.0
Utility segment income — continuing operations	162.1	134.7

Holding company costs and other results (a)	(12.3)	(10.2)
Income — continuing operations	149.8	124.5

Regulated utility income — discontinued operations	1.2	0.2
Other nonregulated income (loss) — discontinued operations	0.3	(3.2)
Income (loss) — discontinued operations	1.5	(3.0)
Total GAAP income	$151.3	$121.5

	Three months ended March 31,
	2006	2005

GAAP earnings per share contribution by segment
Regulated electric utility segment — continuing operations	$0.26	$0.18
Regulated natural gas utility segment — continuing operations	0.11	0.12
Other utility results (a)	0.01	0.02
Utility segment earnings per share — continuing operations	0.38	0.32

Holding company costs and other results (a)	(0.02)	(0.02)
Earnings per share — continuing operations	0.36	0.30

Regulated utility earnings — discontinued operations	—	—
Other nonregulated loss — discontinued operations	—	(0.01)
Loss per share — discontinued operations	—	(0.01)
Total GAAP earnings per share — diluted	$0.36	$0.29

(a) Not a reportable segment. Included in All Other segment results in Note 10 to the consolidated financial statements. Other utility results, included in the earnings contribution table above, include certain subsidiaries of the utility operating companies that conduct non-utility activities. The largest of these other utility businesses is PSR Investments, Inc., a subsidiary of PSCo that owns and manages life insurance policies for PSCo employees and retirees.

The following table summarizes significant components contributing to the changes in the first quarter of 2006 earnings per share compared with the same period in 2005, which are discussed in more detail later.

Increase (decrease)	March 31, 2006 vs. 2005
2005 Earnings per share – diluted	$0.29

Components of change – 2006 vs. 2005
Higher base electric utility margins	0.09
Higher operating and maintenance expense	(0.05)
Higher depreciation and amortization expense	(0.02)
Higher short-term wholesale and commodity trading margins	0.01
Other, including tax adjustments	0.03
Net change in earnings per share – continuing operations	0.06

Changes in Earnings Per Share – Discontinued Operations	0.01

2006 Earnings per share – diluted	$0.36

Utility Segment Results

Earnings for the first quarter of 2006 increased compared with the same period in 2005 primarily due to stronger utility margins, partially offset by higher operating and maintenance expenses. The stronger utility margins reflect a natural gas rate increase in Colorado, an electric and natural gas rate increase in Wisconsin and an interim electric rate increase in Minnesota. Warmer than normal weather during the first quarter partially offset these positive developments.

The following summarizes the estimated impact of weather on regulated utility earnings per share, based on estimated temperature variations from historical averages (excluding the impact on commodity trading operations):

	Earnings per Share Increase (Decrease)
	2006 vs. Normal	2005 vs. Normal	2006 vs. 2005

Three months ended March 31	$(0.02)	$(0.01)	$(0.01)

Other Results — Holding Company and Other Costs

Financing Costs and Preferred Dividends – Holding company results include interest expense and preferred dividend costs, which are incurred at the Xcel Energy and intermediate holding company levels and are not directly assigned to individual subsidiaries.

Discontinued Operations

Discontinued - Utility Segments – During 2004, Xcel Energy reached an agreement to sell its regulated electric and natural gas subsidiary, CLF&P. The sale was completed in January 2005.

Discontinued – All Other – In March 2005, Xcel Energy agreed to sell its non-regulated subsidiary, UE to Zachry.

In August 2005, Xcel Energy’s board of directors approved management’s plan to pursue the sale of Quixx Corp., a former subsidiary of UE that partners in cogeneration projects, that was not included in the sale of UE to Zachry.

On Sept. 27, 2004, Xcel Energy’s board of directors approved management’s plan to pursue the sale of Seren, a wholly owned broadband communications services subsidiary. Seren delivers cable television, high-speed Internet and telephone service. In November 2005, Xcel Energy sold Seren’s California assets to WaveDivision Holdings, LLC. In January 2006, Xcel Energy sold Seren’s Minnesota assets to Charter Communication.

Income Statement Analysis — First Quarter 2006 vs. First Quarter 2005

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

Short-term wholesale and commodity trading margins reflect the estimated impact of regulatory sharing of realized margins, if applicable. Commodity trading revenues are reported net of related costs (i.e., on a margin basis) in the Consolidated Statements of Income. Commodity trading costs include purchased power, transmission, broker fees and other related costs.

The following table details the revenue and margin for base electric utility, short-term wholesale and commodity trading activities.

(Millions of dollars)	Base Electric Utility	Short- Term Wholesale	Commodity Trading	Consolidated Total

Three months ended March 31, 2006
Electric utility revenue (excluding commodity trading)	$1,795	$37	$—	$1,832
Electric fuel and purchased power	(969)	(26)	—	(995)
Commodity trading revenue	—	—	216	216
Commodity trading costs	—	—	(202)	(202)
Gross margin before operating expenses	$826	$11	$14	$851
Margin as a percentage of revenue	46.0%	29.7%	6.5%	41.6%

Three months ended March 31, 2005
Electric utility revenue (excluding commodity trading)	$1,503	$33	$—	$1,536
Electric fuel and purchased power	(744)	(17)	—	(761)
Commodity trading revenue	—	—	116	116
Commodity trading costs	—	—	(117)	(117)
Gross margin before operating expenses	$759	$16	$(1)	$774
Margin as a percentage of revenue	50.5%	48.5%	(0.9)%	46.9%

Short-term wholesale and commodity trading margins increased approximately $10 million during the first quarter of 2006. The increase is primarily due to strong commodity trading results, driven by market price movements.

The following summarizes the components of the changes in base electric utility revenue and base electric utility margin for the three months ended March 31:

Base Electric Utility Revenue

(Millions of dollars)	2006 vs. 2005

Fuel and purchased power cost recovery	$188
Sales growth (excluding weather impact)	26
NSP-Minnesota interim base rate changes, subject to refund	25
Firm wholesale	23
Metro Emission Reduction Project rider	9
SPS fuel adjustments	7
Conservation and non-fuel revenue riders	4
Estimated impact of weather	(5)
Wisconsin rate case	2
Other	13
Total base electric utility revenue increase	$292

Base Electric Utility Margin

Base electric utility margins, which are primarily derived from retail customer sales, increased approximately $67 million for the first quarter of 2006, compared with the first quarter of 2005. The increase was primarily due to an interim rate increase in Minnesota, subject to refund, and weather-adjusted retail sales growth. For more information see the following table:

(Millions of dollars)	2006 vs. 2005

NSP-Minnesota interim base rate changes, subject to refund	$25
Sales growth (excluding weather impact)	20
Metro Emission Reduction Project rider	9
SPS fuel adjustments	7
Firm wholesale	7
Conservation and non-fuel revenue riders (partially offset by increased depreciation)	7
Estimated impact of weather	(6)
PSCo ECA incentive accruals	(5)
Wisconsin rate case	2
Other	1
Total base electric utility margin increase	$67

On Jan. 1, 2006, an interim rate increase for NSP-Minnesota of $147 million, subject to refund, in Minnesota went into effect. In March 2006, the MPUC approved a new depreciation order, which lowered decommissioning accruals for 2006 from anticipated levels. As a result, interim rates are being recorded at an annual level of approximately $119 million. Due to the seasonality of sales, the rate increase will not be recognized ratably throughout 2006.

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

	Three Months Ended March 31,
(Millions of dollars)	2006	2005

Natural gas utility revenue	$1,018	$835
Cost of natural gas sold and transported	(850)	(669)
Natural gas utility margin	$168	$166

The following summarizes the components of the changes in natural gas revenue and margin for the three months ended March 31:

Natural Gas Revenue

(Millions of dollars)	2006 vs. 2005
Purchased gas adjustment clause recovery	$205
Estimated impact of weather on firm sales volume	(21)
Base rate changes — Colorado, Wisconsin	6
Off system sales	(5)
Sales decline (excluding weather impact)	(4)
Transportation	1
Other	1
Total natural gas revenue increase	$183

Natural gas revenue increased mainly due to higher natural gas costs in 2006, which were passed through to customers.

Natural Gas Margin

(Millions of dollars)	2006 vs. 2005
Estimated impact of weather on firm sales volume	$(6)
Base rate changes – Colorado, Wisconsin	6
Sales decline (excluding weather impact)	(3)
Transportation	2
Off system sales	(1)
Other	4
Total natural gas margin increase	$2

Nonregulated Operating Margins

The following table details the change in nonregulated revenue and margin, included in continuing operations.

	Three Months Ended March 31,
(Millions of Dollars)	2006	2005
Nonregulated and other revenue	$24	$20
Nonregulated cost of goods sold	(8)	(8)
Nonregulated margin	$16	$12

Non-Fuel Operating Expense and Other Costs

Other Operating and Maintenance Expenses – Utility – Other operating and maintenance expenses for the first quarter of 2006 increased by approximately $33 million, or 8.1 percent, compared with the same period in 2005. The increase is primarily due to increased uncollectible receivable and employee benefit costs, partially offset by lower nuclear plant maintenance costs due to the refueling and ten year inspection outage in Monticello in 2005, with no comparable outage in 2006. For more information see the following table:

Three months ended March 31,
(Millions of Dollars)	2006 vs. 2005
Lower nuclear plant costs	$(13)
Higher uncollectible receivable costs	11
Higher employee benefit costs	8
Higher plant maintenance costs	5
Higher information technology costs	4
Higher conservation incentive program costs	3
Higher vegetation and damage prevention costs	2
Other	13
Total operating and maintenance expense increase	$33

Depreciation and Amortization – Depreciation and amortization expense increased by approximately $11 million, or 5.7 percent, for the first quarter of 2006, when compared with the first quarter of 2005. This change was primarily due to capital additions and increased decommissioning expense resulting from the completion of the transfer to a fully external decommissioning fund pursuant to certain previous regulatory orders.

Income taxes – Income taxes for continuing operations increased by $8 million for the first quarter of 2006 compared with the same period in 2005. The increase is primarily due to an increase in pretax income. The effective tax rate for continuing operations was 26.3 percent for the first quarter of 2006, compared with 26.5 percent for the same period in 2005.

Factors Affecting Results of Continuing Operations

Fuel Supply and Costs

See a discussion of fuel supply and costs at Factors Affecting Results of Continuing Operations in Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2005.

Regulation

For a general discussion of the MISO Day 2 market and the NSP-Minnesota Electric Rate Case, see Note 3 to the consolidated financial statements.

Environmental Matters

See a discussion of the Clean Air Interstate and Mercury Rules at Note 4 to the consolidated financial statements.

Tax Matters

See a discussion of tax matters associated COLI policies at Note 14 to the consolidated financial statements in Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2005.

Critical Accounting Policies

Preparation of financial statements and related disclosures in compliance with GAAP requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events, including the likelihood of success of particular projects, legal and regulatory challenges and anticipated recovery of costs. These judgments, in and of themselves, could materially impact the financial statements and disclosures based on varying assumptions, which all may be appropriate to use. In addition, the financial and operating environment also may have a significant effect, not only on the operation of the business, but on the results reported through the application of accounting measures used in preparing the financial statements and related disclosures, even if the nature of the accounting policies applied have not changed. Item 7, Management’s Discussion and Analysis, in Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2005, includes a list of accounting policies that are most significant to the portrayal of Xcel Energy’s financial condition and results, and that require management’s most difficult, subjective or complex judgments. Each of these has a higher likelihood of resulting in materially different reported amounts under different conditions or using different assumptions.

Financial Market Risks

Xcel Energy and its subsidiaries are exposed to market risks, including changes in commodity prices and interest rates, as disclosed in Management’s Discussion and Analysis in its Annual Report on Form 10-K for the year ended Dec. 31, 2005. Commodity price risks for Xcel Energy’s regulated subsidiaries are mitigated in most jurisdictions due to cost-based rate regulation. At March 31, 2006, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented as of Dec. 31, 2005, in Item 7A of Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2005. Value-at-risk, commodity trading and hedging information is provided below for informational purposes.

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

Xcel Energy’s short-term wholesale and commodity trading operations measure the outstanding risk exposure to price changes on transactions, contracts and obligations that have been entered into, but not closed, using an industry standard methodology known as Value-at-Risk (VaR). VaR expresses the potential change in fair value on the outstanding transactions, contracts and obligations over a particular period of time, with a given confidence interval under normal market conditions. Xcel Energy utilizes the variance/covariance approach in calculating VaR. The VaR model employs a 95-percent confidence interval level based on historical price movements, lognormal price distribution assumption, delta half-gamma approach for non-linear instruments and a three-day holding period for both electricity and natural gas.

As of March 31, 2006, the VaRs for the commodity trading operations were:

(Millions of Dollars)	Period Ended March 31, 2006	Change from Period Ended Dec. 31, 2005	VaR Limit	Average	High	Low

Commodity Trading (1)	$1.42	$(0.64)	$5.00	$1.66	$2.64	$0.95

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

For the period ended March 31, 2006, these contracts and instruments, with the exception of transmission and natural gas transportation contracts, which meet the definition of a derivative in accordance with SFAS 133 were marked to market. Changes in fair value of commodity trading contracts that do not qualify for hedge accounting treatment are recorded in income in the reporting period in which they occur.

The changes to the fair value of the commodity trading contracts for the three months ended March 31, 2006 and 2005 were as follows (the commodity trading activity presented in the tables below also includes certain positions within the Short-term wholesale activity which do not qualify for hedge accounting):

	Three months ended March 31,
(Millions of Dollars)	2006	2005

Fair value of contracts outstanding at Jan. 1	$3.9	$—
Contracts realized or otherwise settled during the period	(2.9)	(0.6)
Fair value of trading contract additions and changes during the period	16.3	(0.5)
Fair value of contracts outstanding at March 31	$17.3	$(1.1)

As of March 31, 2006, the sources of fair value of the commodity trading and hedging net assets are as follows:

Commodity Trading Contracts

	Futures/Forwards
(Thousands of Dollars)	Source of Fair Value	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity Greater Than 5 Years	Total Futures/ Forwards Fair Value

NSP-Minnesota	1	$2,210	$	$—	$—	$2,210
	2	365	1,876			2,241
PSCo	1	(118)				(118)
	2	8,554	1,385			9,939
Total Futures/Forwards Fair Value		$11,011	$3,261	$—	$—	$14,272

	Options
(Thousands of Dollars)	Source of Fair Value	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity Greater Than 5 Years	Total Options Fair Value

PSCo	2	$3,034	$—	$—	$—	$3,034
Total Options Fair Value		$3,034	$—	$—	$—	$3,034

Commodity Hedge Contracts

	Futures/Forwards
(Thousands of Dollars)	Source of Fair Value	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity Greater Than 5 Years	Total Futures/ Forwards Fair Value

NSP-Minnesota	2	$3,617	$—	$—	$—	$3,617
PSCo	1	(640)	—	—	—	(640)
	2	463	—	—	—	463
Total Futures/Forwards Fair Value		$3,440	$—	$—	$—	$3,440

	Options
(Thousands of Dollars)	Source of Fair Value	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity Greater Than 5 Years	Total Options Fair Value

NSP-Minnesota	2	$16	$—	$—	$—	$16
PSCo	2	1,122	983	—	—	2,105
Total Options Fair Value		$1,138	$983	$—	$—	$2,121

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

Normal purchases and sales transactions, as defined by SFAS No. 133, as amended, and certain other long-term power purchase contracts are not included in the fair values by source tables as they are not included in the commodity trading operations and are not qualifying hedges.

At March 31, 2006, a 10-percent increase in market prices over the next 12 months for trading contracts would increase pretax income from continuing operations by approximately $1.6 million, whereas a 10-percent decrease would decrease pretax income from continuing operations by approximately $1.4 million.

Interest Rate Risk

Xcel Energy and its subsidiaries are subject to the risk of fluctuating interest rates in the normal course of business. Xcel Energy’s policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives such as swaps, caps, collars and put or call options.

At March 31, 2006, a 100-basis-point change in the benchmark rate on Xcel Energy’s variable rate debt would impact pretax interest expense by approximately $10.9 million annually, or approximately $2.7 million per quarter. See Note 6 to the consolidated financial statements for a discussion of Xcel Energy and its subsidiaries’ interest rate swaps.

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

At March 31, 2006, a 10-percent increase in prices would have resulted in a net mark-to-market increase in credit risk exposure of $12.0 million, while a decrease of 10-percent would have resulted in a decrease of $10.1 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Three Months Ended March 31,
(Millions of Dollars)	2006	2005

Cash provided by (used in) operating activities
Continuing operations	$713	$471
Discontinued operations	(16)	11
Total	$697	$482

Cash provided by operating activities for continuing operations increased by $242 million for the first three months of 2006, compared with the first three months of 2005. This is largely due to increased collections of previously accrued unbilled revenue and previously deferred recoverable purchased natural gas and electric energy costs.

	Three Months Ended March 31,
(Millions of Dollars)	2006	2005

Cash provided by (used in) investing activities
Continuing operations	$(297)	$(311)
Discontinued operations	42	83
Total	$(255)	$(228)

Cash used in investing activities for continuing operations decreased by $14 million for the first three months of 2006, compared with the first three months of 2005. The cash provided by investing activities for discontinued operations in first quarter 2005 included proceeds from the sale of CLF&P and Xcel Energy International’s release of restricted cash. The same period of 2006 included the proceeds from the sale of Seren’s Minnesota assets.

	Three Months Ended March 31,
(Millions of Dollars)	2006	2005

Cash provided by (used in) financing activities
Continuing operations	$(433)	$(208)
Discontinued operations	—	—
Total	$(433)	$(208)

Cash used in financing activities for continuing operations increased by approximately $225 million for the first three months of 2006, compared with the first three months of 2005. The increase was primarily due to higher repayments of long-term borrowings, which were funded by a larger proportion of operating cash flows in 2006.

Capital Sources

Xcel Energy and Utility Subsidiary Credit Facilities - As of April 24, 2006, Xcel Energy had the following credit facilities available to meet its liquidity needs:

(Millions of Dollars) Company	Facility	Drawn*	Available	Cash	Liquidity	Maturity

NSP-Minnesota	$450	$9.7	$440.3	$31.1	$471.4	April 2010
PSCo	$600	$36.6	$563.4	$—	$563.4	April 2010
PSCo	$50	$—	$50.0	$—	$50.0	April 30, 2006
SPS	$250	$21.7	$228.3	$—	$228.3	April 2010
Xcel Energy — Holding
Company	$700	$477.7	$222.3	$26.6	$248.9	November 2009
Total	$2,050	$545.7	$1,504.3	$57.7	$1,562.0

* Includes direct borrowings, outstanding commercial paper and letters of credit

The liquidity table reflects the payment of common dividends on April 20, 2006.

NSP-Wisconsin has approval from the Public Service Commission of Wisconsin to borrow up to $75 million in short-term debt from either external financial institutions or NSP-Minnesota. Currently, NSP-Wisconsin borrows on a short-term basis through an inter-company borrowing agreement with NSP-Minnesota. At March 31, 2006, NSP-Wisconsin had $30.5 million of short-term borrowings outstanding, under this borrowing agreement, and no cash.

Commercial Paper — Xcel Energy, NSP-Minnesota, PSCo and SPS each have individual commercial paper programs. Effective Feb. 28, 2006, all bank credit facility borrowings were repaid and all short-term debt outstanding at March 31, 2006 consisted entirely of commercial paper issuances. All four commercial paper programs are rated A-2 by Standard & Poor’s Ratings Services and P-2 by Moody’s Investor Services, Inc. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by a rating agency. At March 31, 2006, Xcel Energy, NSP-Minnesota, PSCo and SPS had $649.7 million of outstanding commercial paper at a weighted average interest rate of 4.87 percent.

Money Pool - In 2003, Xcel Energy received SEC approval under the Public Utility Holding Company Act of 1935 (PUHCA) to establish a utility money pool arrangement with the utility subsidiaries, subject to receipt of required state regulatory approvals. The utility money pool allows for short-term loans between the utility subsidiaries and from the holding company to the utility subsidiaries at market-based interest rates. The utility money pool arrangement does not allow loans from the utility subsidiaries to the holding company. NSP-Minnesota, PSCo and SPS participate in the money pool pursuant to approval from their respective state regulatory commissions.

The borrowings or loans outstanding at March 31, 2006, and the SEC approved short-term borrowing limits from the money pool are as follows:

	Borrowings (Loans)	Total Borrowing Limits
NSP- Minnesota	$—	$250 million
PSCo	$—	$250 million
SPS	$—	$100 million

Registration Statements – In March 2006, SPS filed a registration statement with the SEC to register $500 million of unsecured debt securities.

FERC Financing Authorization - On March 8, 2006, Xcel Energy filed with the FERC notification that it intends to rely on the financing authorizations contained in the financing order issued by the SEC under PUHCA until the authorization expires on June 30, 2008 or such earlier date as Xcel Energy shall notify the FERC. Pursuant to this filing, Xcel Energy and its subsidiaries will be entitled to continue to rely on the financing authorizations contained in the SEC financing order until June 30, 2008 or such earlier date as Xcel Energy shall notify the FERC. Xcel Energy will file with the FERC the reports or other submissions it would have filed with the SEC under the SEC financing order, and will notify the FERC of any financing transactions engaged in pursuant to the SEC Financing Order in the same manner as it would have notified the SEC.

Future Financing Plans

During the second quarter of 2006, Xcel Energy may issue long-term unsecured debt at the holding company level to refinance a portion of outstanding commercial paper. NSP-Minnesota may also issue long-term first mortgage bonds for general corporate purposes, including capital expenditures, and to refinance a scheduled long-term debt maturity in August 2006.

Earnings Guidance

Xcel Energy’s 2006 earnings per share from continuing operations guidance and key assumptions are detailed in the following table.

2006 Diluted Earnings Per Share Range

Utility operations	$1.25 - $1.35
COLI tax benefit	0.10
Holding company financing costs and other	(0.10)
Xcel Energy Continuing Operations	$1.25 - $1.35

Key Assumptions for 2006:

•                  Normal weather patterns are experienced for the remainder of the year;

•                  Reasonable rate recovery is approved in the Minnesota electric rate case;

•                  Weather-adjusted retail electric utility sales grow by approximately 1.3 percent to 1.7 percent;

•                  Weather-adjusted retail natural gas utility sales grow by approximately 0.0 percent to 1.0 percent;

•                  Short-term wholesale and commodity trading margins are within a range of $30 million to $50 million;

•                  Utility operating and maintenance expenses increase between 3 percent and 4 percent from 2005 levels;

•                  Depreciation expense increases approximately $50 million to $60 million, excluding decommissioning;

•                  Decommissioning accruals increase approximately $20 million, reflecting recent regulatory decisions in Minnesota and Wisconsin;

•                  Interest expense increases approximately $20 million to $25 million from 2005 levels;

•                  Allowance for funds used during construction recorded for equity financing increases approximately $8 million to $12 million from 2005 levels;

•                  Xcel Energy continues to recognize corporate-owned life insurance tax benefits, which is currently being litigated with the Internal Revenue Service;

•                  The effective tax rate for continuing operations is approximately 26 percent to 29 percent; and

•                  Average common stock and equivalents total approximately 428 million shares, based on the “If Converted” method for convertible notes.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 2, Management’s Discussion and Analysis — Financial Market Risks.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Xcel Energy maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of Xcel Energy’s management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that Xcel Energy’s disclosure controls and procedures are effective.

Internal Controls Over Financial Reporting

No change in Xcel Energy’s internal control over financial reporting has occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Xcel Energy’s internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, various lawsuits and claims have arisen against Xcel Energy. Management, after consultation with legal counsel, has recorded an estimate of the probable cost of settlement or other disposition for such matters. See Notes 3 and 4 of the consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion of legal proceedings, including Regulatory Matters and Commitments and Contingent Liabilities, which are hereby incorporated by reference. Reference also is made to Item 3 of Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2005 and Note 14 of the consolidated financial statements in such Form 10-K for a description of certain legal proceedings presently pending. Except as discussed in Notes 3 and 4 herein, there are no new significant cases to report against Xcel Energy, and there have been no notable changes in the previously reported proceedings.

Manufactured Gas Plant Insurance Coverage Litigation (NSP-Wisconsin) — In October 2003, NSP-Wisconsin initiated discussions with its insurers regarding the availability of insurance coverage for costs associated with the remediation of four former MGP sites located in Ashland, Chippewa Falls, Eau Claire, and LaCrosse, Wis. In lieu of participating in discussions, on Oct. 28, 2003, two of NSP-Wisconsin’s insurers, St. Paul Fire & Marine Insurance Co. and St. Paul Mercury Insurance Co., commenced litigation against NSP-Wisconsin in Minnesota state district court. On Nov. 12, 2003, NSP-Wisconsin commenced suit in Wisconsin state circuit court against St. Paul Fire & Marine Insurance Co. and its other insurers. Subsequently, the Wisconsin court denied the insurers’ motion to stay the Wisconsin case pending resolution of the Minnesota action. On Jan. 6, 2005, the Minnesota court issued an injunction prohibiting NSP-Wisconsin from prosecuting the Wisconsin action. On Dec. 27, 2005, the Minnesota Court of Appeals upheld the issuance of the anti-suit injunction. On Mar. 14, 2006, the Minnesota Supreme Court denied NSP-Wisconsin’s petition for review of the anti-suit injunction. Trial in the Minnesota action is scheduled to commence on Nov. 6, 2006. The January 2007 trial in the Wisconsin action has been adjourned and has not been rescheduled.

On Jan. 10, 2006, NSP-Wisconsin, entered into a confidential settlement agreement with St. Paul Mercury Insurance Company, St. Paul Fire and Marine Insurance Company and The Phoenix Insurance Company (“St. Paul Companies”), and the St. Paul Companies have been dismissed from the Minnesota and Wisconsin actions. The settlement with the St. Paul Companies is not expected to have a material effect on Xcel Energy.

NSP-Wisconsin has reached settlements in principle with Admiral Insurance Company, Associated Electric & Gas Insurance Services Limited, Compagnie Europeene D’Assurances Industrielles S.A. and Allstate Insurance Co.. These settlements will not have a material effect on Xcel Energy’s financial results.

On Feb. 10, 2006, NSP-Wisconsin filed with the Minnesota court a renewed motion for dismissal under the doctrine of forum non conveniens and a motion for dissolution of the anti-suit injunction. These motions were based upon the changed circumstances resulting from the dismissal of the St. Paul Companies. The St. Paul Companies were the only Minnesota-based insurers and provided what the trial court viewed as a pivotal Minnesota connection supporting its issuance of the anti-suit injunction and denial of NSP-Wisconsin’s February 2004 motion to dismiss under the doctrine of forum non conveniens. The court heard arguments on these motions April 21, 2006 and has taken the motions under advisement. The court extended its stay of the anti-suit injunction while these motions are under advisement.

The PSCW has established a deferral process whereby clean-up costs associated with the remediation of former MGP sites are deferred and, if approved by the PSCW, recovered from ratepayers. Carrying charges associated with these clean-up costs are not subject to the deferral process and are not recoverable from ratepayers. Any insurance proceeds received by NSP-Wisconsin will operate as a credit to ratepayers, therefore, these lawsuits should not have a material effect on Xcel Energy’s financial results.

Cornerstone Propane Partners, L.P. et al. vs. e prime inc. et al. — On Feb. 2, 2004, a purported class action complaint was filed in the U.S. District Court for the Southern District of New York against e prime and three other defendants by Cornerstone Propane Partners, L.P., Robert Calle Gracey and Dominick Viola on behalf of a class who purchased or sold one or more New York Mercantile Exchange natural gas futures and/or options contracts during the period from Jan. 1, 2000, to Dec. 31, 2002. The complaint alleges that defendants manipulated the price of natural gas futures and options and/or the price of natural gas underlying those contracts in violation of the Commodities Exchange Act. In February 2004, plaintiffs requested that this action be consolidated with a similar suit involving Reliant Energy Services. In February 2004, defendants, including e prime, filed motions to dismiss. In September 2004, the U.S. District Court denied the motions to dismiss. On Jan. 25, 2005, plaintiffs filed a motion for class certification, which defendants opposed. On Sept. 30, 2005, the U.S. District Court granted plaintiffs’ motion for class certification. On Oct. 17, 2005, defendants filed a petition with the U.S. Court of Appeals for the Second Circuit challenging the class certification. On Dec. 5, 2005, e prime reached a tentative settlement with the plaintiffs. The settlement agreement received preliminary court approval in early March, 2006. The settlement has been paid by e prime and it did not have a material financial impact on Xcel Energy.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(d) Maximum Number
(or Approximate
			(c) Total Number of	Dollar
			Shares Purchased as	Value) of shares that
			Part of Publicly	May Yet Be Purchased
	(a) Total Number of	(b) Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs
Jan. 1, 2006 – Jan. 31, 2006	—	N/A	—	—
Feb. 1, 2006 – Feb. 28, 2006	—	N/A	—	—
March 1, 2006 – March 31, 2006	4,650	$18.52	—	—
Total	4,650		—	—

The repurchase of shares noted in the table above was made pursuant to the Xcel Energy Executive Annual Incentive Award Plan. The shares were returned to Xcel Energy on behalf of some of the participants receiving an incentive award of common shares to effectuate the payment of federal and state income taxes on the award.

Item 6. Exhibits

The following Exhibits are filed with this report:

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

April 28, 2006