Form 10-Q
period 2006-06-30
XCEL ENERGY INC
filed 2006-08-03
CIK 72903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2006
Common Stock, $2.50 par value	405,967,399 shares

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Thousands of Dollars, Except Per Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Operating revenues
Electric utility	$1,786,571	$1,720,431	$3,632,443	$3,255,378
Natural gas utility	270,990	326,347	1,289,130	1,161,402
Nonregulated and other	16,312	17,277	40,404	37,808
Total operating revenues	2,073,873	2,064,055	4,961,977	4,454,588

Operating expenses
Electric fuel and purchased power — utility	951,214	912,400	1,945,909	1,673,809
Cost of natural gas sold and transported — utility	168,822	232,039	1,019,247	900,824
Cost of sales — nonregulated and other	4,437	5,158	12,667	13,418
Other operating and maintenance expenses — utility	443,137	437,639	878,383	840,109
Other operating and maintenance expenses — nonregulated	6,614	9,274	12,178	16,418
Depreciation and amortization	203,665	193,976	406,325	385,670
Taxes (other than income taxes)	71,326	71,334	149,861	147,086
Total operating expenses	1,849,215	1,861,820	4,424,570	3,977,334
Operating income	224,658	202,235	537,407	477,254

Interest and other income — net of nonoperating expense (see Note 8)	921	4,516	537	2,442
Allowance for funds used during construction - equity	4,668	5,450	8,452	10,633

Interest charges and financing costs
Interest charges — includes other financing costs of $6,393, $6,418, $12,605 and $12,897, respectively	119,283	114,375	238,657	228,017
Allowance for funds used during construction - debt	(7,509)	(4,534)	(13,882)	(9,368)
Total interest charges and financing costs	111,774	109,841	224,775	218,649
Income from continuing operations before income taxes	118,473	102,360	321,621	271,680
Income taxes	20,537	24,684	73,873	69,541
Income from continuing operations	97,936	77,676	247,748	202,139
Income from discontinued operations — net of tax (see Note 2)	339	5,730	1,825	2,745
Net income	98,275	83,406	249,573	204,884
Dividend requirements on preferred stock	1,060	1,060	2,120	2,120
Earnings available to common shareholders	$97,215	$82,346	$247,453	$202,764

Weighted average common shares outstanding (thousands)
Basic	405,434	402,214	404,783	401,668
Diluted	429,099	425,552	428,349	425,004
Earnings per share — basic
Income from continuing operations	$0.24	$0.19	$0.61	$0.50
Discontinued operations	—	0.01	—	—
Earnings per share — basic	$0.24	$0.20	$0.61	$0.50
Earnings per share — diluted
Income from continuing operations	$0.24	$0.19	$0.59	$0.49
Discontinued operations	—	0.01	0.01	—
Earnings per share — diluted	$0.24	$0.20	$0.60	$0.49

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Thousands of Dollars, Except Per Share Data)

	Six Months Ended June 30,
	2006	2005
Operating activities
Net income	$249,573	$204,884
Remove income from discontinued operations	(1,825)	(2,745)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	422,695	395,749
Nuclear fuel amortization	22,395	19,673
Deferred income taxes	(41,460)	29,983
Amortization of investment tax credits	(4,902)	(5,809)
Allowance for equity funds used during construction	(8,452)	(10,633)
Undistributed equity in earnings of unconsolidated affiliates	(1,431)	(414)
Write down of assets	—	3,258
Unrealized (gain) loss on derivative instruments	(4,947)	1,614
Settlement of interest rate swap	13,844	—
Change in accounts receivable	243,057	(11,126)
Change in inventories	139,640	107,760
Change in other current assets	427,733	45,726
Change in accounts payable	(301,555)	(136,365)
Change in other current liabilities	(17,994)	(35,401)
Change in other noncurrent assets	(26,567)	8,498
Change in other noncurrent liabilities	35,443	76,031
Operating cash flows provided by discontinued operations	75,530	106,536
Net cash provided by operating activities	1,220,777	797,219

Investing activities
Utility capital/construction expenditures	(733,187)	(628,623)
Allowance for equity funds used during construction	8,452	10,633
Purchase of investments in external decommissioning fund	(11,570)	(70,360)
Proceeds from the sale of investments in external decommissioning fund	14,083	30,745
Nonregulated capital expenditures and asset acquisitions	(433)	(4,424)
Restricted cash	2,132	1,621
Other investments	3,833	2,834
Investing cash flows provided by discontinued operations	42,377	83,357
Net cash used in investing activities	(674,313)	(574,217)

Financing activities
Short-term borrowings — net	(608,120)	(17,300)
Proceeds from issuance of long-term debt	882,877	1,283,388
Repayment of long-term debt, including reacquisition premiums	(570,426)	(1,287,463)
Proceeds from issuance of common stock	3,628	3,778
Dividends paid	(175,939)	(167,845)
Financing cash flows used in discontinued operations	—	(200)
Net cash used in financing activities	(467,980)	(185,642)

Net increase in cash and cash equivalents	78,484	37,360
Net increase (decrease) in cash and cash equivalents -discontinued operations	10,533	(11,334)
Cash and cash equivalents at beginning of year	72,196	23,361
Cash and cash equivalents at end of quarter	$161,213	$49,387
Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$212,719	$206,488
Cash paid for income taxes (net of refunds received)	$(7,083)	$6,497
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions	$47,345	$27,743
Supplemental disclosure of non-cash financing transactions:
Issuance of common stock for reinvested dividends and 401K’s	$37,095	$30,114

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Thousands of Dollars)

	June 30, 2006	Dec. 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$161,213	$72,196
Accounts receivable — net of allowance for bad debts of $30,237 and $39,798, respectively	768,607	1,011,569
Accrued unbilled revenues	398,680	614,016
Materials and supplies inventories — at average cost	169,383	159,560
Fuel inventory — at average cost	75,630	64,987
Natural gas inventories — at average cost	150,504	310,610
Recoverable purchased natural gas and electric energy costs	169,167	395,070
Derivative instruments valuation	169,296	213,138
Prepayments and other	169,254	99,904
Current assets held for sale and related to discontinued operations	251,826	200,811
Total current assets	2,483,560	3,141,861
Property, plant and equipment, at cost:
Electric utility plant	19,140,512	18,870,516
Natural gas utility plant	2,813,883	2,779,043
Common utility and other	1,496,780	1,518,266
Construction work in progress	1,100,868	783,490
Total property, plant and equipment	24,552,043	23,951,315
Less accumulated depreciation	(9,588,028)	(9,357,414)
Nuclear fuel — net of accumulated amortization: $1,212,781 and $1,190,386, respectively	122,246	102,409
Net property, plant and equipment	15,086,261	14,696,310
Other assets:
Nuclear decommissioning fund and other investments	1,169,974	1,145,659
Regulatory assets	939,610	963,403
Derivative instruments valuation	522,963	451,937
Prepaid pension asset	693,359	683,649
Other	150,039	164,212
Noncurrent assets held for sale and related to discontinued operations	213,080	401,285
Total other assets	3,689,025	3,810,145
Total assets	$21,258,846	$21,648,316

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$810,918	$835,495
Short-term debt	138,000	746,120
Accounts payable	922,878	1,187,489
Taxes accrued	171,443	235,056
Dividends payable	91,298	87,788
Derivative instruments valuation	73,992	191,414
Other	325,840	345,807
Current liabilities held for sale and related to discontinued operations	35,166	43,657
Total current liabilities	2,569,535	3,672,826
Deferred credits and other liabilities:
Deferred income taxes	2,268,432	2,191,794
Deferred investment tax credits	126,498	131,400
Regulatory liabilities	1,747,128	1,710,820
Derivative instruments valuation	555,703	499,390
Asset retirement obligations	1,329,873	1,292,006
Customer advances	313,906	310,092
Minimum pension liability	88,280	88,280
Benefit obligations and other	354,351	343,201
Noncurrent liabilities held for sale and related to discontinued operations	4,852	6,936
Total deferred credits and other liabilities	6,789,023	6,573,919
Minority interest in subsidiaries	2,973	3,547
Commitments and contingent liabilities (see Note 5)
Capitalization:
Long-term debt	6,237,085	5,897,789
Preferred stockholders’ equity - authorized 7,000,000 shares of $100 par value; outstanding shares: 1,049,800	104,980	104,980
Common stockholders’ equity - authorized 1,000,000,000 shares of $2.50 par value; outstanding shares: June 30, 2006 — 405,560,301; Dec. 31, 2005 — 403,387,159	5,555,250	5,395,255
Total liabilities and equity	$21,258,846	$21,648,316

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(UNAUDITED)

(Thousands)

	Common Stock Issued				Accumulated
	Number of Shares	Par Value	Capital in Excess of Par Value	Retained Earnings	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Three months ended June 30, 2005 and 2006
Balance at March 31, 2005	401,835	$1,004,588	$3,932,549	$433,679	$(103,909)	$5,266,907
Net income				83,406		83,406
Net derivative instrument fair value changes during the period (see Note 7)					(24,290)	(24,290)
Unrealized loss - marketable securities					(32)	(32)
Comprehensive income for the period						59,084
Dividends declared: Cumulative preferred stock				(1,060)		(1,060)
Common stock				(86,507)		(86,507)
Issuances of common stock	523	1,306	7,660			8,966
Balance at June 30, 2005	402,358	$1,005,894	$3,940,209	$429,518	$(128,231)	$5,247,390

Balance at March 31, 2006	405,087	$1,012,719	$3,994,628	$625,283	$(114,039)	$5,518,591
Net income				98,275		98,275
Net derivative instrument fair value changes during the period (see Note 7)					10,320	10,320
Unrealized gain - marketable securities					6	6
Comprehensive income for the period						108,601
Dividends declared: Cumulative preferred stock				(1,060)		(1,060)
Common stock				(90,235)		(90,235)
Issuances of common stock	473	1,182	7,459			8,641
Share-based compensation (see Note 1)			10,712			10,712
Balance at June 30, 2006	405,560	$1,013,901	$4,012,799	$632,263	$(103,713)	$5,555,250

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(UNAUDITED)
(Thousands)

	Common Stock Issued				Accumulated
	Number of Shares	Par Value	Capital in Excess of Par Value	Retained Earnings	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Six months ended June 30, 2005 and 2006
Balance at Dec. 31, 2004	400,462	$1,001,155	$3,911,056	$396,641	$(105,934)	$5,202,918
Net income				204,884		204,884
Minimum pension liability					220	220
Net derivative instrument fair value changes during the period (see Note 7)					(22,512)	(22,512)
Unrealized loss - marketable securities					(5)	(5)
Comprehensive income for the period						182,587
Dividends declared: Cumulative preferred stock				(2,120)		(2,120)
Common stock				(169,887)		(169,887)
Issuances of common stock	1,896	4,739	29,153			33,892
Balance at June 30, 2005	402,358	$1,005,894	$3,940,209	$429,518	$(128,231)	$5,247,390

Balance at Dec. 31, 2005	403,387	$1,008,468	$3,956,710	$562,138	$(132,061)	$5,395,255
Net income				249,573		249,573
Net derivative instrument fair value changes during the period (see Note 7)					28,320	28,320
Unrealized gain - marketable securities					28	28
Comprehensive income for the period						277,921
Dividends declared: Cumulative preferred stock				(2,120)		(2,120)
Common stock				(177,328)		(177,328)
Issuances of common stock	2,173	5,433	35,290			40,723
Share-based compensation (see Note 1)			20,799			20,799
Balance at June 30, 2006	405,560	$1,013,901	$4,012,799	$632,263	$(103,713)	$5,555,250

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Xcel Energy Inc. and its subsidiaries (collectively, Xcel Energy) as of June 30, 2006, and Dec. 31, 2005; the results of its operations and changes in stockholders’ equity for the three and six months ended June 30, 2006 and 2005; and its cash flows for the six months ended June 30, 2006 and 2005. Due to the seasonality of Xcel Energy’s electric and natural gas sales, such interim results are not necessarily an appropriate base from which to project annual results.

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

Previous accounting guidance allowed for compensation expense related to share-based payment awards to be reversed if the target was not met. However, under SFAS No. 123R, compensation expense for share-based payment awards that expire unexercised due to the company’s failure to reach a certain target stock price cannot be reversed. Any accruals made for Xcel Energy’s restricted stock unit award that was granted in 2004 and is based on a total shareholder return (TSR) cannot be reversed if the target is not met. Implementation of SFAS No. 123R is required for annual periods beginning after June 15, 2005. Xcel Energy adopted the provisions in the first quarter of 2006. Since stock options had vested and other awards were recorded at their fair values prior to implementation of SFAS No. 123R, implementation did not have a material impact on net income or earnings per share. Pro forma net income under SFAS No. 123R for the quarter ended and year-to-date June 30, 2005 would not have been materially different than what was recorded.

Since the vesting of the 2004 restricted stock units is predicated on the achievement of a market condition, the achievement of a TSR, the fair value used to calculate the expense related to this award is based on the stock price on the date of grant adjusted for the uncertainty surrounding the achievement of the TSR. Since the vesting of the 2005 and 2006 restricted stock units is predicated on the achievement of a performance condition, the achievement of an earnings per share or environmental measures target, fair values used to calculate the expense on these plans are based on the stock price on the date of grant. The performance share plan awards have been historically settled partially in cash and therefore do not qualify as an equity award, but are accounted for as a liability award. As a liability award, the fair value on which expense is based is remeasured each period based on the current stock price, and final expense is based on the market value of the shares on the date the award is settled. Compensation expense related to share-based awards of approximately $13.9 million and $16.8 million was recorded in the second quarter of 2006 and 2005, respectively. Compensation expense related to share-based awards of approximately $21.0 million and $19.6 million was recorded in the first six months of 2006 and 2005, respectively. As of June 30, 2006, there was approximately $33.6 million of total unrecognized compensation cost related to non-vested share-based compensation awards. Total unrecognized compensation expense will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted-average period of 1.6 years.  The amount of cash used to settle these awards was $11.3 million and $3.6 million for the first six months of 2006 and 2005, respectively.

There have been no material changes to outstanding stock options in the second quarter of 2006.

See Note 9 to the consolidated financial statements in Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2005 for a description of Xcel Energy’s stock-based plans.

Metro Emissions Reduction Project (MERP) Accounting — Allowance for funds used during construction (AFDC) is an amount capitalized as a part of construction costs representing the cost of financing the construction. Generally these costs are recovered from customers as the related property is depreciated. The Minnesota Public Utilities Commission (MPUC) has approved a more current recovery of the financing costs related to the MERP. The in-service plant costs, including the financing costs during construction, are recovered from customers through a MERP rider resulting in a lower recognition of AFDC.

FASB Interpretation No. 48 (FIN 48) — In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes —an interpretation of FASB Statement No. 109”.  FIN 48 prescribes a comprehensive financial statement model of how a company should recognize, measure, present, and disclose uncertain tax positions that the company has taken or expects to take in its income tax returns.  FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on the effective date.  Initial derecognition amounts would be reported as a cumulative effect of a change in accounting principle.

FIN 48 is effective for fiscal years beginning after Dec. 15, 2006.  Xcel Energy is assessing the impact of the new guidance on all of its open tax positions.

Reclassifications — Certain items in the statements of income, balance sheets and the statements of cash flows have been reclassified from prior-period presentation to conform to the 2006 presentation. These reclassifications had no effect on net income or earnings per share. The reclassifications were primarily related to the presentation of Quixx Corp. (Quixx), a former subsidiary of Xcel Energy’s non-regulated subsidiary, Utility Engineering (UE), that partners in cogeneration projects, as discontinued operations.

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

Regulated Utility Segments

During 2004, Xcel Energy reached an agreement to sell its regulated electric and natural gas subsidiary, Cheyenne Light Fuel and Power Company (CLF&P). The sale was completed on Jan. 21, 2005.

Nonregulated Subsidiaries — All Other Segment

Utility Engineering — In March 2005, Xcel Energy agreed to sell UE to Zachry Group, Inc. (Zachry). In April 2005, Zachry acquired all of the outstanding shares of UE. Xcel Energy recorded an insignificant loss in the first quarter of 2005 as a result of the transaction. In August 2005, Xcel Energy’s board of directors approved management’s plan to pursue the sale of Quixx, which was not included in the sale of UE to Zachry.

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

NRG — In December 2003, Xcel Energy divested its ownership interest in NRG Energy Inc. (NRG), a former independent power production subsidiary that had filed for bankruptcy protection in May 2003. Cash flows from receipt of NRG-related deferred income tax benefits occurred in 2004 and 2005. Approximately $385 million of remaining deferred tax benefits related to NRG are classified as a component of discontinued operations assets listed below.

Summarized Financial Results of Discontinued Operations

(Thousands of dollars)	Utility Segments	All Other	Total

Three months ended June 30, 2006
Operating revenue	$—	$2,009	$2,009
Operating expenses and other income	(30)	1,533	1,503
Pretax income from operations of discontinued components	30	476	506
Income tax expense	15	152	167
Net income from discontinued operations	$15	$324	$339

Three months ended June 30, 2005
Operating revenue and equity in project income	$—	$7,379	$7,379
Operating expenses and other income	—	(1,642)	(1,642)
Pretax income from operations of discontinued components	—	9,021	9,021
Income tax expense	—	3,291	3,291
Net income from operations of discontinued components	$—	$5,730	$5,730

(Thousands of dollars)	Utility Segments	All Other	Total

Six months ended June 30, 2006
Operating revenue	$—	$4,838	$4,838
Operating expenses and other income	(18)	6,165	6,147
Pretax income (loss) from operations of discontinued components	18	(1,327)	(1,309)
Income tax benefit	(1,165)	(1,969)	(3,134)
Net income from discontinued operations	$1,183	$642	$1,825

Six months ended June 30, 2005
Operating revenue and equity in project income	$6,579	$32,065	$38,644
Operating expenses and other income	6,131	28,122	34,253
Pretax income from operations of discontinued components	448	3,943	4,391
Income tax expense	268	1,378	1,646
Net income from operations of discontinued components	$180	$2,565	$2,745

The major classes of assets and liabilities held for sale and related to discontinued operations are as follows:

(Thousands of dollars)	June 30, 2006	Dec. 31, 2005

Cash	$23,191	$12,658
Trade receivables — net	2,388	6,101
Deferred income tax benefits	200,674	157,812
Other current assets	25,573	24,240
Current assets held for sale and related to discontinued operations	$251,826	$200,811
Property, plant and equipment — net	$2,988	$29,845
Deferred income tax benefits	200,138	352,171
Other noncurrent assets	9,954	19,269
Noncurrent assets held for sale and related to discontinued operations	$213,080	$401,285
Accounts payable — trade	$4,025	$7,657
Other current liabilities	31,141	36,000
Current liabilities held for sale and related to discontinued operations	$35,166	$43,657
Other noncurrent liabilities	$4,852	$6,936
Noncurrent liabilities held for sale and related to discontinued operations	$4,852	$6,936

3.     Tax Matters — Corporate-Owned Life Insurance

Interest Expense Deductibility —  As previously disclosed, in April 2004, Xcel Energy filed a lawsuit against the U.S. government in the U.S. District Court for the District of Minnesota to establish its right to deduct the policy loan interest expense that had accrued during tax years 1993 and 1994 on policy loans related to its company-owned life insurance (COLI) policies that insured certain lives of employees of Public Service Company of Colorado (PSCo).  These policies are owned and managed by PSR Investments, Inc. (PSRI), a wholly owned subsidiary of PSCo.

After Xcel Energy filed this suit, the IRS sent its two statutory notices of deficiency of tax, penalty and interest for taxable years 1995 through 1999.  Xcel Energy has filed U.S. Tax Court petitions challenging those notices.  Xcel Energy anticipates the dispute relating to its claimed interest expense deductions for tax years 1993 and later will be resolved in the refund suit that is pending in the Minnesota federal district court and the Tax Court petitions will be held in abeyance pending the outcome of the refund litigation.  Xcel Energy has also been notified by the IRS that a statutory notice of deficiency for tax years 2000 through 2003 will be issued in third quarter 2006.

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

On May 5, 2006, Xcel Energy filed a second motion for summary judgment. Oral arguments are scheduled to be presented on Aug. 8, 2006. If this motion is denied, the district court has ordered the parties to be ready for trial by Jan. 2, 2007.

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

Should the IRS ultimately prevail on this issue, tax and interest payable through Dec. 31, 2006, would reduce retained earnings by an estimated $419 million.  In 2004, Xcel Energy received formal notification that the IRS will seek penalties. If penalties (plus associated interest) also are included, the total exposure through Dec. 31, 2006, is approximately $497 million.  Xcel Energy annual earnings for 2006 would be reduced by approximately $44 million, after tax, or 10 cents per share, if COLI interest expense deductions were no longer available.

4. Rates and Regulation

Midwest Independent Transmission System Operator, Inc. (MISO) Operations — Two of Xcel Energy’s regulated utility subsidiaries, Northern States Power Company, a Minnesota corporation (NSP-Minnesota), and Northern States Power Company, a Wisconsin corporation (NSP-Wisconsin), are members of the MISO. The MISO is a regional transmission organization (RTO) that provides transmission tariff administration services for electric transmission systems, including those of NSP-Minnesota and NSP-Wisconsin. In 2002, NSP-Minnesota and NSP-Wisconsin received all required regulatory approvals to transfer functional control of their high voltage (100 kilovolts and greater) transmission systems to the MISO. The MISO exercises functional control over the operations of these facilities and the facilities of certain neighboring electric utilities.  On April 1, 2005, MISO initiated a regional Day 2 wholesale energy market pursuant to its transmission and energy markets tariff.

MISO Cost Recovery

While the Day 2 market is designed to provide efficiencies through region-wide generation dispatch and increased reliability, there are costs associated with the Day 2 market. NSP-Minnesota and NSP-Wisconsin have attempted to address these costs with regulators in their respective jurisdictions as outlined below.

On Feb. 24, 2006, the MPUC ordered jurisdictional investor-owned utilities in the state, including NSP-Minnesota, to participate with the Minnesota Department of Commerce and other parties in a proceeding to evaluate suitability of recovery of some of the MISO Day 2 energy market costs in the variable fuel cost adjustment (FCA). The Minnesota utilities and other parties filed a joint report with the MPUC on June 22, 2006 recommending pass-through of MISO energy market costs in the FCA, with the exception of two components which would be included in base retail electric rates in a future rate case upon a showing of MISO regional market benefits.  The two components are MISO Schedule 16, which recoups MISO costs for administration of financial transmission rights (FTRs); and Schedule 17, which recoups the cost of MISO’s market computer systems and staff.  The MPUC has requested written comments on the joint report, and action by the MPUC in response to the recommendations in this report is anticipated sometime later in 2006.  An adverse MPUC ruling on cost recovery of MISO Day 2 market costs could have a material financial impact on NSP-Minnesota.

On June 16, 2006, the Public Service Commission of Wisconsin (PSCW) issued its written order regarding the joint request for escrow accounting treatment of MISO Day 2 costs made by NSP-Wisconsin and other Wisconsin utilities.  The order confirms continued deferred accounting treatment for congestion costs, net line losses, and costs of acquiring FTRs not received in the MISO allocation process, as previously authorized by the PSCW.  The order also clarifies that deferral is authorized for several additional MISO Day 2 cost and revenue types not explicitly addressed in the original PSCW order issued March 29, 2005.  While deferral for most of the additional cost and revenue types was granted retroactive to April 1, 2005, a few types are deferrable beginning June 8, 2006.  To date, NSP-Wisconsin has deferred a total of approximately $6.2 million of MISO Day 2 costs.

Revenue Sufficiency Guarantee Charges

On April 25, 2006, the Federal Energy Regulatory Commission (FERC) issued an order determining that MISO had incorrectly applied its energy markets tariff regarding the application of the revenue sufficiency guarantee (RSG) charge to certain transactions.  The FERC ordered MISO to resettle all affected transactions retroactive to April 1, 2005.  The RSG charges are collected from certain MISO customers and paid to others.  Based on the FERC order, Xcel Energy could be required to make net payments to MISO.  The FERC granted a rehearing on the issue for purposes of further consideration on June 23, 2006, and is expected to issue a final order later in 2006.  Xcel Energy has reserved $5.7 million in the event the FERC order is upheld on rehearing and appeal.

Joint and Common Wholesale Energy Market

On March 16, 2006, the FERC dismissed complaints filed by Wisconsin Public Service Corp. et al. (WPS) asking the FERC to order MISO and the PJM Interconnection, Inc. (PJM) to establish a joint and common wholesale energy market (JCM) for the two neighboring RTOs. Xcel Energy opposed the WPS complaints, arguing that MISO and PJM are completing projects shown to be cost beneficial to market participants, and a full JCM could substantially increase market operations costs with limited benefits in terms of energy savings. In dismissing the complaints, the FERC ruled the progress by MISO and PJM toward the JCM was satisfactory.

Ancillary Service Markets

MISO and its stakeholders are developing proposals to establish ancillary service markets within its footprint. The proposals would increase market efficiency by providing a reduced allocation of generation contingency reserves for market participants and by creating economic market opportunities to obtain alternative sources of generating reserves. The proposed implementation of these market design improvements is scheduled for phase-in over the course of 2007, subject to project actions by MISO. NSP-Minnesota signed a memoranda of understanding with MISO that permit NSP-Minnesota to participate in the development of agreements relating to regional generation reserve sharing.  The MISO generation reserve sharing pool agreement was executed by numerous parties on July 31, 2006; however, the agreement provides an “opt out” in the event participation is lower than anticipated.  Final participation will be determined by Aug. 4, 2006.  NSP-Minnesota and NSP-Wisconsin will participate through a collective of participants in the existing Mid-Continent Area Power Pool generation reserve sharing agreement, which would be replaced by the MISO arrangement for contingency reserves.

FERC Transmission Rate Case (PSCo and SPS ) — On Sept. 2, 2004, Xcel Energy filed on behalf of PSCo and Southwestern Public Service Company (SPS) an application to increase wholesale transmission service and ancillary service rates within the Xcel Energy joint open access transmission tariff. PSCo and SPS requested an increase in annual transmission service and ancillary services revenues of $6.1 million. On Feb. 6, 2006, the parties in the proceeding submitted an uncontested offer of settlement that contains a $1.6 million rate increase for PSCo, a formula transmission service rate for PSCo, a 10.5 percent rate of return on common equity, and the phased inclusion of PSCo’s 345 kilovolt tie line costs in wholesale transmission service rates;  the settlement results in a $1.1 million stated rate increase for SPS effective June 2005, and SPS can file a further rate increase effective Oct. 1, 2006. On April 5, 2006, the FERC issued an order approving the uncontested settlement. PSCo placed the final rates in effect on June 1, 2005 and issued refunds of approximately $3.7 million.

Most transmission service users of the SPS system take service under the Southwest Power Pool (SPP) regional open access transmission tariff.  On May 6, 2006, SPP submitted a compliance filing to the April 5, 2006, FERC order to include the SPS settlement rates in the SPP tariff effective retroactive to June 1, 2005.  Certain customer parties protested the SPP filing as inconsistent with the Feb. 6, 2006 settlement.  SPP and SPS filed answers responding to the protests.   Final FERC action is pending.

Other Regulatory Matters — NSP-Minnesota

NSP-Minnesota Electric Rate Case — In November 2005, NSP-Minnesota requested an electric rate increase of $168 million or 8.05 percent. This increase was based on a requested 11 percent return on common equity, a projected common equity to total capitalization ratio of 51.7 percent and a projected electric rate base of $3.2 billion. On Dec. 15, 2005, the MPUC authorized an interim rate increase of $147 million, subject to refund, which became effective on Jan. 1, 2006. In March 2006, the MPUC approved a new depreciation order, which lowered decommissioning accruals for 2006 from anticipated levels.  Due to the seasonality of sales, the rate increase will not be recognized ratably throughout 2006.

On April 13, 2006, intervenors filed testimony regarding the Minnesota electric rate case. In its testimony, the Minnesota Department of Commerce proposed an increase in annual revenues of approximately $90 million, a return on equity of 10.64 percent and a proposed equity ratio of 51.37 percent, resulting in an overall return on rate base of 8.81 percent. The primary adjustments related to return on equity, nuclear decommissioning expense, ratemaking treatment of wholesale margins, adjustments to fuel expense and an increase in sales volumes. On the latter two issues the Department of Commerce indicated that the recommendations might change if NSP-Minnesota is able to supply additional information in its rebuttal testimony. The nuclear decommissioning recovery was reduced by $10.2 million and $21.1 million for the second quarter and first six months of 2006, respectively. The annual recovery decreased from $80.8 million to $42.5 million. The decrease was attributed to a change in cost estimate and recovery parameters.

The Office of Attorney General also filed testimony. It proposed two adjustments related to income taxes and wholesale margins that would result in a decrease in 2006 annual revenues of approximately $20 million. On March 30, 2006, NSP-Minnesota filed rebuttal testimony reducing the requested rate increase to $156 million. Evidentiary hearings concluded on April 27, 2006.

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

•                  Wholesale electric sales margins derived from excess generation capacity will be flowed through the FCA as an offset to fuel and energy costs;

•                  80 percent of wholesale margins derived from the sales from NSP-Minnesota’s ancillary services obligations (e.g. spinning reserves) will be flowed through the FCA as an offset to fuel and energy costs and NSP-Minnesota will retain 20 percent; and

•                  25 percent of proprietary margins, sales that do not arise from the use of NSP-Minnesota generating assets, will be flowed through the FCA as an offset to fuel and energy costs, and 75 percent will be retained by NSP-Minnesota.

The settlement agreement is pending approval by the MPUC and will be considered in the MPUC’s determination of NSP-Minnesota’s overall requested increase.

On July 6, 2006, the administrative law judge (ALJ) recommended an overall increase in revenues for the 2006 test year of approximately $135 million.  For 2007, the ALJ recommended the increase be revised downward to $119 million to reflect the increased revenues expected due to the return of Flint Hills, an oil refinery, as a full-requirements customer.  The MPUC is expected to hold oral arguments in August and issue its final order in September 2006.

Excelsior Energy — In December 2005, Excelsior Energy Inc., an independent energy developer, filed for approval of a proposed power purchase agreement with NSP-Minnesota for its proposed integrated gas combined cycle (IGCC) plant to be located in northern Minnesota.  Excelsior Energy filed this petition pursuant to Minnesota law, which provides certain considerations for a qualifying Innovative Energy Project, subject to MPUC public interest determinations. Excelsior Energy asked the MPUC to open a contested case proceeding to:

•                  Approve, disapprove, amend, or modify the terms and conditions of Excelsior Energy’s proposed power purchase agreement;

•                  Determine that Excelsior Energy’s coal-fueled IGCC plant is, or is likely to be, a least-cost resource, obligating NSP-Minnesota to use the plant’s generation for at least 2 percent of the energy supplied to its retail customers; and

•                  Determine that at least 13 percent of the energy supplied to NSP-Minnesota retail customers should come from the IGCC plant by 2013.

The MPUC referred this matter to a contested case hearing to develop the facts and issues that must be resolved to act on Excelsior’s petition, including development of as much contract price information as possible. The contested case proceeding is scheduled to consider a 603 megawatt unit in phase I of the proceedings, which are currently underway, and consider a second 603 megawatt unit in phase II of the proceedings, which are scheduled to begin in 2007. A report from the ALJs on phase I is expected in early 2007 and a report from the ALJs on phase II is expected in summer 2007. NSP-Minnesota anticipates opposing or seeking significant modification on Excelsior Energy’s petition and power purchase agreement. NSP-Minnesota will request that all costs associated with the proposed power purchase agreement, if approved, will be recoverable in customer rates.

NSP 2004 Resource Plan — On Nov. 1, 2004, NSP-Minnesota filed its proposed resource plan for the period 2005 through 2019.  The proposed plan identified needed resources and proposed processes for acquiring resources to meet those needs, which included the need for base load capacity beginning 2013.  A series of comments and replies occurred on both the proposed plan and the proposed resource acquisition processes.  On July 28, 2006, the MPUC issued an order that, among other things:

•                  Approves NSP-Minnesota’s proposal to proceed with a request for proposal for 136 megawatts of peaking resources with an intended in service date of 2011;

•                  Identifies a base load resource need of 375 megawatts beginning in 2015 and requires NSP-Minnesota to file a certificate of need application for a proposed base load resource to begin the acquisition process by Nov. 1, 2006;

•                  Requires NSP-Minnesota to file for any mandatory MPUC review or approvals of proposed upgrades to existing base load and nuclear power plants (Sherco, Prairie Island, and Monticello) by Dec. 31, 2006;

•                  Approves an acquisition of 1,680 megawatts of wind generation resource over the planning period; and

•                  Accepts the proposed increases in demand-side management and energy-savings goals.

Other Regulatory Matters — NSP-Wisconsin

2006 Fuel Cost Recovery — NSP-Wisconsin’s electric fuel costs for March 2006 were approximately $2.1 million, or 20 percent, lower than authorized in the 2006 Wisconsin electric rate case and outside the established fuel monitoring range under the Wisconsin fuel rules.  Year-to-date fuel costs through March were approximately $1.9 million, or 6 percent, lower than authorized, resulting in an over recovery of $1.9 million.  On May 4, 2006, the PSCW opened a proceeding to determine if a rate reduction (fuel credit factor) should be implemented, and made new rates reflecting the lower fuel costs effective May 4, 2006, subject to refund pending a full review of 2006 fuel costs.

In late May 2006, NSP-Wisconsin provided the PSCW with an updated forecast of fuel costs for the remainder of 2006 showing NSP-Wisconsin’s fuel costs will be within the authorized range by year-end, and no rate reduction is warranted.  The PSCW’s investigation is ongoing.

Fuel costs for the Wisconsin retail jurisdiction through June 2006 were $0.8 million, or 1.0 percent lower than authorized in the 2006 rate case.  However, NSP-Wisconsin’s forecast continues to show that by year-end, fuel costs will be within the authorized range.  NSP-Wisconsin anticipates the PSCW will complete their investigation and issue an order later this year.

Wholesale Rate Case Application — On July 31, 2006, NSP-Wisconsin filed a Section 205 rate case at the FERC requesting a base rate increase of approximately $4 million, or 15 percent, for its ten wholesale municipal electric sales customers.  The last rate increase for these customers was in 1993. NSP-Wisconsin’s wholesale customers are currently served under a bundled full requirements tariff, with rates based on embedded costs, and a monthly FCA.  NSP-Wisconsin proposes to unbundle transmission service and revise the fuel costs adjustment clause (FCAC) to reflect current FERC regulatory policies, the advent of MISO operations and the Day 2 energy market.

Other Regulatory Matters — PSCo

PSCo Electric Rate Case —  On April 14, 2006, PSCo filed with the Colorado Public Utilities Commission (CPUC) to increase electricity rates by $210 million annually, beginning Jan. 1, 2007. The request is based on a return on equity of 11 percent, an equity ratio of 59.9 percent and an electric rate base of $3.4 billion.  No interim rate increase has been implemented.  A decision is expected by the end of 2006. The expected procedural schedule is listed below.

•	Intervenor Testimony	Aug. 18, 2006
•	Rebuttal Testimony	Sept. 29, 2006
•	Hearings	Oct. 23, 2006 through Nov. 9, 2006
•	Statement of Position	Nov. 20, 2006
•	Deliberations	Dec. 1, 2006
•	Initial Decision	Dec. 18, 2006

PSCo 2003 Resource Plan — On June 2, 2006, PSCo filed a motion with the CPUC requesting permission to withdraw an earlier application it made, which requested CPUC approval to shorten the ten-year resource acquisition period of its 2003 resource plan by one year resulting in a nine year acquisition period (2004-2012). PSCo’s original application also sought to reject all bids offering  power supplies starting in 2013 that it received in response to its Feb. 24, 2005 all-source solicitation.  On  June 7, 2006, the CPUC approved PSCo’s motion and directed PSCo to complete the evaluation of bids and negotiation of contracts offering new power supplies starting in year 2013 by Dec. 15, 2006.

PSCo Renewable Portfolio Standards — In November 2004, an amendment to the Colorado statutes was passed by referendum requiring implementation of a renewable energy portfolio standard for electric service. The law requires PSCo to generate, or cause to be generated, a certain level of electricity from eligible renewable resources. During 2006, the CPUC determined that compliance with the renewable energy portfolio standard should be measured through the acquisition of renewable energy credits either with or without the accompanying renewable energy; that the utility purchaser owns the renewable energy credits associated with existing contracts where the power purchase agreement is silent on the issue; that Colorado utilities should be required to file implementation plans and the methods utilities should use for determining the budget available for renewable resources.  In April 2006, the CPUC issued rules that establish the process utilities are to follow in implementing the renewable energy portfolio standard.  PSCo is scheduled to file its first annual compliance plan under these rules by Aug. 31, 2006.

On Dec. 1, 2005, PSCo filed with the CPUC to implement a new rate rider that would apply to each customer’s total electric bill,

providing approximately $22 million in annual revenue (1.0 percent of total retail revenue). The revenues collected under the rider will be used to acquire sufficient solar generation resources to meet the requirements of the Colorado renewable energy portfolio standard. On Feb. 14, 2006, PSCo and the other parties to the case filed a stipulation agreeing to reduce the rider to 0.60 percent. The CPUC approved the stipulation on February 22, 2006. The rider became effective March 1, 2006.  PSCo’s compliance plan will address whether modification to the level of this rider is necessary to meet the requirements of the renewable energy portfolio standard.

PSCo Quality of Service Plan — PSCo was required to make a filing regarding the future of its quality of service plan (QSP), which expires at the end of 2006. In the initial filing, PSCo proposed a service quality monitoring and reporting plan. After reviewing the responses of the CPUC staff and other intervenors, PSCo negotiated a new QSP that will extend through calendar year 2010. The plan establishes performance measures and provides for associated bill credits for failure to achieve regional electric distribution system reliability, electric service continuity and restoration thresholds, customer complaints and telephone response times. If the performance thresholds are not met, the annual bill credit exposures are approximately $7 million for regional reliability and $1 million each for the continuity, reliability, customer complaints and telephone response time thresholds. Each of PSCo’s nine operating regions has its own calculated reliability metric and the bill credits would be apportioned among the regions. PSCo would have to fail the operating threshold two years in a row before paying reliability bill credits. The bill credit levels would not escalate. If the credits are required to be paid, the stated amounts would be grossed up for taxes. The proposed plan is pending CPUC approval.

Controlled Outage Investigation — On July 7, 2006, the CPUC discussed a CPUC staff report regarding its investigation of the controlled outages of Feb. 18, 2006, which affected an estimated 323,000 customers in Colorado for approximately 30 minutes.  The investigation reviewed natural gas supply issues, the causes of unplanned outages on several PSCo-owned and independent power generation facilities, transmission availability, customer interruption procedures, emergency preparedness and internal and external communications.  The CPUC report made over 90 recommendations and directed PSCo to respond within two weeks with its plans to implement certain procedures to address curtailment situations if they arise this summer.  In addition, the CPUC directed PSCo to respond to various other recommendations by the middle of August.  The CPUC’s recommendations are directed at ensuring that there is an appropriate level of situational awareness between the operational status of the interdependent gas and electric supply systems so that adequate pipeline delivery pressures are available during critical peak periods.

Other Regulatory Matters — SPS

SPS Wholesale Rate Complaints — In November 2004, Golden Spread Electric, Lyntegar Electric, Farmer’s Electric, Lea County Electric, Central Valley Electric and Roosevelt County Electric, wholesale cooperative customers of SPS, filed a rate complaint at the FERC. The complaint alleged that SPS’ rates for wholesale service were excessive and that SPS had incorrectly calculated monthly fuel cost adjustments using the FCAC provisions contained in SPS’ wholesale rate schedules. Among other things, the complainants asserted that SPS was not properly calculating the fuel costs that are eligible for FCAC recovery to reflect fuel costs recovered from certain wholesale sales to other utilities, and that SPS had inappropriately allocated average fuel and purchased power costs to other of SPS’ wholesale customers, effectively raising the fuel costs charges to complainants. Cap Rock Energy Corporation (Cap Rock), another full-requirements customer, Public Service Company of New Mexico (PNM) and Occidental Permian Ltd. and Occidental Power Marketing, L.P. (Occidental) intervened in the proceeding. Hearings on the complaint were held in February and March 2006.

On May 24, 2006, a FERC ALJ issued an initial recommended decision in the proceeding.  The FERC will review the initial recommendation and issue a final order.  SPS and others have filed exceptions to the ALJ’s initial recommendation.  FERC’s order may or may not follow any of the ALJ’s recommendation.

In the recommended decision, the ALJ resolved a number of disputed cost of service issues and ordered a compliance filing to determine the extent to which base revenues recovered under currently effective rates for the period beginning Jan. 1, 2005, through June 11, 2006 should be refunded to wholesale customers. The ALJ also found that SPS should recalculate its FCAC billings for the period beginning Jan. 1, 1999, to reduce the fuel and purchased power costs recovered from the complaining customers by allocating incremental fuel costs incurred by SPS in making wholesale sales of system firm capacity and associated energy to other firm customers at market-based rates during this period based on the view that such sales should be treated as opportunity sales.

SPS believes the ALJ has erred on significant and material issues that contradict FERC policy or rules of law.  Specifically, SPS believes, based on FERC rules and precedent, that it has appropriately applied its FCAC tariff to the proper classes of customers.  These sales were of a long-term duration under FERC precedent and were made from SPS’ entire system.  Accordingly, SPS believes that the ALJ erred in concluding that these transactions were opportunity sales, which require the assignment of incremental costs.

The FERC has approved system average cost allocation treatment in previous filings by SPS for sales having similar service characteristics and previously accepted for filing certain of the challenged agreements with average fuel cost pricing.  The ALJ failed to acknowledge either factor.

Moreover, SPS believes that the ALJ’s recommendation constituted a violation of the Filed Rate Doctrine in that it effectively results in a retroactive amendment to the SPS FERC-approved FCAC tariff provisions.  Under existing rules of law and FERC regulations, the FERC may modify a previously approved FCAC on a prospective basis.  Accordingly, SPS believes it has applied its FCAC correctly and has sought review of the recommended decision by the FERC by filing a brief on the exceptions.

Based on FERC’s regulations and rules of law, SPS has evaluated all sales made from Jan. 1, 1999, to Dec. 31, 2005.  Notwithstanding that, SPS believes it should ultimately prevail in this proceeding.  SPS has accrued approximately $7 million, of which $4 million was recorded in the second quarter of 2006, related to both the base-rate and fuel items.  However, if the FERC were to adopt the majority of the ALJ’s recommendations, SPS’ refund exposure could be approximately $50 million.

On Sept. 15, 2005, PNM filed a separate complaint at the FERC in which it contended that its demand charge under an existing interruptible power supply contract with SPS is excessive and that SPS has overcharged PNM for fuel costs under three separate agreements through erroneous FCAC calculations.  PNM’s arguments mirror those that it made as an intervenor in the cooperatives’ complaint case, and SPS believes that they have little merit.  SPS submitted a response to PNM’s complaint in October 2005.  In November 2005, the FERC accepted PNM’s complaint.  In July 2006, SPS and PNM reached a settlement in principle.  A final settlement agreement will be filed for FERC approval.  Hearings scheduled for December 2006 will be held in abeyance. Based on the fact that many of these issues are already being reviewed by the FERC in the complaint case filed by the cooperatives discussed above, the current status and expected outcome of this proceeding, SPS does not anticipate any additional liability.

SPS  Wholesale Power Base Rate Application — On Dec. 1, 2005, SPS filed for a $2.5 million increase in wholesale power rates to certain electric cooperatives. On Jan. 31, 2006, the FERC conditionally accepted the proposed rates for filing, and set the $2.5 million power rate increase to become effective on July 1, 2006, subject to refund. The FERC also set the rate increase request for hearing and settlement judge procedures. The case is presently in the settlement judge procedures and an agreement in principle has been reached for base rates for the full-requirements customers and PNM; other wholesale customers have not settled, however.  The revised base rates were placed in effect July 1, 2006, subject to refund.

SPP Energy Imbalance Service — On June 15, 2005, SPP, of which SPS is a member, filed proposed tariff provisions to establish an Energy Imbalance Service (EIS) wholesale energy market for the SPP region, using a phased approach toward the development of a fully-functional locational marginal pricing energy market with appropriate FTRs, to be effective March 1, 2006. On Sept. 19, 2005, the FERC issued an order rejecting the SPP EIS proposal and providing guidance and recommendations to SPP; however, the FERC did not require SPP to implement a full Day 2 market similar to MISO. On Jan. 4, 2006, SPP submitted proposed tariff revisions  to implement an EIS market and establish a market monitoring and market power mitigation plan. On March 20, 2006, the FERC issued an order conditionally accepting the proposed market, suspending the implementation until Oct. 1, 2006.  The FERC found the proposal lacking, particularly with respect to the hiring of an external market monitor, the loss compensation mechanisms and the lack of several standard forms for service.  The FERC directed SPP to implement safeguards for the first six months of the imbalance markets including a two tier cap, a market readiness certification and price correction authority. SPP and market participants engaged in a series of technical conferences in order to comply with the FERC’s order.  On May 19, 2006, SPP filed proposed tariff revisions pursuant to the FERC’s January 4th Order.  Several parties filed comments and protests to the SPP compliance filing, including SPS.  SPP filed an answer to the protests.  On July 20, 2006, the FERC accepted in part, and rejected in part, SPP’s proposed market provisions, to become effective on Oct. 1, 2006.  On July 25, 2006, SPP changed the implementation date to Nov. 1, 2006. SPS has not yet requested New Mexico Public Regulation Commission (NMPRC) or Public Utility Commission of Texas (PUCT) approval regarding accounting and ratemaking treatment of EIS costs.

Texas Energy Legislation — The 2005 Texas Legislature passed a law, effective June 18, 2005, establishing statutory authority for electric utilities outside of the Electric Reliability Council of Texas in the SPP or the Western Electricity Coordinating Council to have timely recovery of transmission infrastructure investments. After notice and hearing, the PUCT may allow recovery on an annual basis of the reasonable and necessary expenditures for transmission infrastructure improvement costs and changes in wholesale transmission charges under a tariff approved by the FERC. The PUCT will initiate a rulemaking for this process that is expected to take place in the second half of 2006.

Fuel Cost Recovery Mechanisms — Fuel and purchased energy costs are recovered in Texas through a fixed-fuel and purchased energy recovery factor, which is part of SPS’ retail electric rates.  The Texas retail fuel factors change each November and May based on the projected cost of natural gas.  If it appears SPS will materially over-recover or under-recover these costs, the factor may be revised based on application by SPS or action by the PUCT.  In the first quarter of 2006, SPS revised its estimate of the allocation of fuel under-recoveries to its Texas jurisdiction for 2004 and 2005 and recorded an asset of approximately $7 million.  In the second quarter of 2006, SPS finalized its fuel analysis based on a distribution system loss approach.  Pursuant to this analysis, the total unrecovered fuel balance is $21.7 million.  Because of uncertainty regarding ultimate recovery, a settlement reserve was recorded equal to the entire amount.  SPS filed a fuel reconciliation application in May 2006.  See discussion below.

SPS Texas Retail Fuel Factor Change — On March 7, 2006, SPS filed an application to change its fuel factors effective May 1, 2006, to more accurately track fuel cost during the summer months.  On April 17, 2006, the proposed factors were approved on an interim basis, and on May 25, 2006, the factors were granted final approval.

SPS Texas Retail Fuel Surcharge Case — On May 5, 2006, SPS requested authority to surcharge approximately $43.9 million of Texas retail fuel and purchased energy cost under-collection that accrued from October 2005 through March 2006.  The case has been referred to the State Office Of Administrative Hearing (SOAH) for a contested hearing.  Intervenors have requested that this case be consolidated with SPS’ pending fuel reconciliation case discussed below, since findings in the fuel reconciliation case could reduce the amount of the under-collection. At a pre-hearing conference on June 26, 2006, the ALJ denied the motion to consolidate and set the case for hearing on its merits on Aug. 14, 2006.

SPS Texas Retail Base Rate And Fuel Reconciliation Case — On May 31, 2006, SPS filed a Texas retail electric rate case requesting an increase in annual revenues of approximately $48 million, or 6.0 percent.  The rate filing is based on a historical test year, an electric rate base of $943 million, a requested return on equity of 11.6 percent and a common equity ratio of 51.1 percent.  Final rates are expected to be effective in the first quarter of 2007.  No interim rate increase has been implemented.  Following is the expected procedural schedule.

•	Intervenor Testimony	Oct. 24 & 31, 2006
•	PUCT Staff Testimony	Nov. 7, 2006
•	Hearings	Nov. 28 - Dec. 21, 2006
•	Proposal for Decision	To be determined
•	Agreed Jurisdictional Deadline	March 2, 2007

The fuel reconciliation portion requests approval of approximately $957 million of Texas jurisdictional fuel and purchased power costs for the 2004 through 2005 period. The fuel reconciliation case was transferred to the SOAH with the base rate case and has the same procedural schedule.  As a part of the fuel reconciliation case, fuel and purchased energy costs, which are recovered in Texas through a fixed-fuel and purchased energy recovery factor as a part of SPS’ retail electric rates, will be reviewed.

New Mexico Fuel Review — On Jan. 28, 2005, the NMPRC accepted the staff petition for a review of SPS’ fuel and purchased power cost. The staff requested a formal review of SPS’ fuel and purchased power cost adjustment clause (FPPCAC) for the period of Oct. 1, 2001 through August 2004. The hearing in the fuel review case was held April 22, 2006. A proposed recommended decision was filed by the parties on July 28, 2006, and a NMPRC decision is expected in late 2006.

New Mexico Fuel Factor Continuation Filing — On Aug. 18, 2005, SPS filed with the NMPRC requesting continuation of the use of SPS’ FPPCAC and current monthly factor cost recovery methodology.  This filing was required by NMPRC rule.  Testimony has been filed in the case by staff and intervenors objecting to SPS’ assignment of system average fuel costs to certain wholesale sales and the inclusion of ineligible purchased power capacity and energy payments in the FPPCAC.  The testimony also proposed limits on SPS’ future use of the FPPCAC.  Related to these issues some intervenors have requested disallowances for past periods, which in the aggregate total approximately $45 million.  Other issues in the case include the treatment of renewable energy certificates and sulfur dioxide allowance credit proceeds in relation to SPS’ New Mexico retail fuel and purchased power recovery clause.  The hearing was held in April 2006, and a NMPRC decision is expected in late 2006.

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

Ashland Manufactured Gas Plant Site—NSP-Wisconsin was named a potentially responsible party (PRP) for creosote and coal tar contamination at a site in Ashland, Wis. The Ashland site includes property owned by NSP-Wisconsin, which was previously a manufactured gas plant (MGP) facility, and two other properties: an adjacent city lakeshore park area, on which an unaffiliated third party previously operated a sawmill, and an area of Lake Superior’s Chequemegon Bay adjoining the park. The U.S. Environmental Protection Agency (EPA) and Wisconsin Department of Natural Resources (WDNR) have not yet selected the method of remediation to use at the site.  Until the EPA and the WDNR select a remediation strategy for the entire site and determine NSP-Wisconsin’s level of responsibility, NSP-Wisconsin’s liability for the cost of remediating the Ashland site is not determinable.  NSP-Wisconsin has recorded a liability of $25.3 million for its potential liability for remediating the Ashland site.  Since NSP-Wisconsin cannot currently estimate the cost of remediating the Ashland site, the recorded liability is based upon the minimum of the estimated range of remediation costs, using information available to date and reasonably effective remedial methods.  Of the total accrued, NSP-Wisconsin recorded an additional $5.7 million in the second quarter 2006 to reflect estimated legal defense and additional work plan costs.

Regional Haze Rules — The EPA requires states to develop implementation plans to comply with regional haze rules that require emission controls, known as best available retrofit technology (BART), by December 2007. States are required to identify the facilities that will have to reduce emissions under BART and then set BART emissions limits for those facilities. Colorado is the first state in Xcel Energy’s region to begin its BART rule development as the first step toward the December 2007 deadline. Xcel Energy is actively involved in the stakeholder process in Colorado and will also be involved as other states in its service territory begin their process. On May 30, 2006, the Colorado Air Quality Control Commission promulgated BART regulations requiring certain major stationary sources to evaluate and install, operate, and maintain BART technology or an approved BART alternative to make reasonable progress toward meeting the national visibility goal.  On Aug. 1, 2006, PSCo submitted its BART alternatives analysis to the Colorado Air Pollution Control Division.  As set forth in its analysis, PSCo estimates that implementation of the BART alternatives will cost approximately $165 million in capital costs, which includes approximately $62 million in environmental upgrades for the existing Comanche Station project.  Xcel Energy believes the cost of any required capital investment will be recoverable from customers.  Emissions controls will be installed between 2010 and 2012 and must be operational by 2013.

Minnesota has begun implementing its BART strategy as the first step toward the December 2007 deadline. By Sept. 10, 2006, each BART-eligible source in Minnesota must perform and submit an analysis of the need for additional emission controls for sulfur dioxide (SO2) and/or nitrous oxide (NOx). The Sherburne County generating plant is the only NSP-Minnesota facility that is required to perform such an analysis and may eventually be required to install additional emission controls.

Clean Air Interstate Rule —  In March 2005, the EPA issued the Clean Air Interstate Rule (CAIR), which further regulates SO2 and NOx emissions.  Under CAIR’s cap-and-trade structure, utilities can comply through capital investments in emission controls or purchase of emission “allowances” from other utilities making reductions on their systems.  There is uncertainty concerning implementation of CAIR. States are required to develop implementation plans within 18 months of the issuance of the new rules and have a significant amount of discretion in the implementation details. Legal challenges to CAIR rules could alter their requirements and/or schedule. The uncertainty associated with the final CAIR rules makes it difficult to predict the ultimate amount and timing of capital expenditures and operating expenses.

Xcel Energy and SPS advocated that West Texas should be excluded from CAIR, because it does not contribute significantly to nonattainment with the fine particulate matter National Ambient Air Quality Standard in any downwind jurisdiction. On July 11, 2005, SPS, the City of Amarillo, Texas and Occidental Permian LTD filed a lawsuit against the EPA and a request for reconsideration with the agency to exclude West Texas from CAIR. El Paso Electric Co. joined in the request for reconsideration. On March 15, 2006, the EPA denied the petition for reconsideration.  On June 27, 2006, Xcel Energy and the other parties filed a petition for review of the denial of the petition for reconsideration, as well as a petition for review of the Federal Implementation Plan, with the United States Court of Appeals for the District of Columbia Circuit.

Based on the preliminary analysis of various scenarios of capital investment and allowance purchases, Xcel Energy currently believes the preferred scenario for SPS will be capital investments of approximately $30 million for NOx controls with NOx allowance purchases of an estimated $4 million in 2009.  Annual purchases of SO2 allowances are estimated in the range of $15 million to $25 million each year, beginning in 2012 for Phase I based on allowance costs and fuel quality as of July 2006.

On June 13, 2006, the Minnesota Pollution Control Agency (MPCA) issued a draft rule for implementing the CAIR in Minnesota, which further regulates SO2 and NOx emissions.  This proposal would require more stringent emission reductions than the federal CAIR program, resulting in additional implementation costs.  A stakeholder process is ongoing, and a proposed rule is expected in September 2006.

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

Clean Air Mercury Rule — In March 2005, the EPA issued the Clean Air Mercury Rule (CAMR), which regulates mercury emissions from power plants for the first time. Xcel Energy continues to evaluate the strategy for complying with CAMR.  Compliance may be achieved by either adding mercury controls or purchasing allowances or a combination of both.  The capital cost is estimated at $29.3 million for the mercury control equipment. Colorado is required to submit a plan to EPA by Oct. 31, 2006 to limit mercury emissions from coal-fired electric utility steam generating units consistent with federal standards of performance.  On June 6, 2006, the Colorado Department of Public Health and Environment issued a draft rule for implementing CAMR in Colorado.  The proposed rule provides for fewer mercury allowances than the federal program, which may result in additional implementation costs.  A stakeholder process is ongoing, with a hearing before the Colorado Air Quality Control Commission currently scheduled for Nov. 16-17, 2006.

Minnesota Mercury Legislation — The Governor of Minnesota signed mercury reduction legislation in 2006.  This legislation requires the installation of mercury monitoring equipment by July 1, 2007; submittal of mercury emission reduction plans for dry scrubbed units by Dec. 31, 2007 and for wet scrubbed units by Dec. 31, 2009; and installation of mercury emission control equipment at NSP-Minnesota’s Allen S. King and Sherburne County (Sherco) generating facilities in Minnesota.  Mercury emission control equipment must be installed on unit 3 of Sherco and at Allen S. King by Dec. 31, 2009 and Dec. 31, 2010.  Sherco units 1 and 2 modifications are required by Dec. 31, 2014.  The cost of controls will be determined as part of the engineering analysis portion of the mercury reduction plans and is not currently estimable. The legislation includes full and timely cost recovery provisions for both the costs of complying with this statute and any federal and state environmental regulations effective after Dec. 31, 2004.

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

Sinclair Oil Corporation vs. e prime inc and Xcel Energy, Inc. - On July 18, 2005, Sinclair Oil Corporation filed a lawsuit against Xcel Energy and its former subsidiary e prime in the U.S. District Court for the Northern District of Oklahoma, alleging liability and damages for purported misreporting of price information for natural gas to trade publications in an effort to artificially increase natural gas prices.  The complaint also alleges that e prime and Xcel Energy engaged in a conspiracy with other natural gas sellers to inflate prices through alleged false reporting of natural gas prices.  In response, e prime and Xcel Energy filed a motion with the Multi-District Litigation (MDL) Panel to have the matter transferred to U.S. District Judge Pro and filed a second motion to dismiss the lawsuit.  In response to this motion, this matter has been  transferred to U.S. District Court Judge Pro.  Judge Pro granted the motions to dismiss and plaintiffs have appealed.  The 9th Circuit Court of Appeals has stayed this appeal until November 20, 2006, pending the court’s decision in the prior appeal filed in Abelman Art Glass vs. e prime et al.

J.P. Morgan Trust Company vs. e prime and Xcel Energy Inc. et al. — On Oct. 17, 2005, J.P. Morgan, in its capacity as the liquidating trustee for Farmland Industries Liquidating Trust, filed an amended complaint in Kansas state court adding defendants, including Xcel Energy and e prime, to a previously filed complaint alleging that the defendants inaccurately reported natural gas trades to market trade publications in an effort to artificially increase natural gas prices. The lawsuit was removed to the U.S. District Court in Kansas and subsequently transferred to U.S. District Court Judge Pro in Nevada pursuant to an order from the MDL Panel.  A motion to remand this case to state court has been filed by plaintiffs and on March 2, 2006, Judge Pro granted plaintiffs’ motion for remand, but vacated this order on March 8, 2006, and will give the matter further consideration. This case is in the early stages, there has been no discovery, and e prime and Xcel Energy intend to vigorously defend themselves against these claims.

Metropolitan Airports Commission vs. Northern States Power Company — On Dec. 30, 2004, the Metropolitan Airports Commission (MAC) filed a complaint in Minnesota state district court in Hennepin County asserting that NSP-Minnesota is required to relocate facilities on MAC property at the expense of NSP-Minnesota.  MAC claims that approximately $7.1 million charged by NSP-Minnesota over the past five years for relocation costs should be repaid. Both parties asserted cross motions for partial summary judgment on a separate and less significant claim concerning legal obligations associated with rent payments allegedly due and owing by NSP-Minnesota to MAC for the use of its property for a substation that serves the MAC. A hearing regarding these cross motions was held in January 2006. In February 2006, the court granted MAC’s motion on this issue, finding that there was a valid lease and that the past course of action between the parties required NSP-Minnesota to continue such payments. NSP-Minnesota had made rent payments for 45 years. Depositions of key witnesses took place in February, March, and April of 2006. The parties entered into meaningful settlement negotiations in May 2006, and such negotiations are ongoing.  Trial remains set for August 2006, but is likely to be continued due to ongoing negotiations.  If settlement discussions are not productive, additional summary judgment motions are likely prior to trial.

Hoffman vs. Northern States Power Company — On March 15, 2006, a purported class action complaint was filed in Minnesota state district court, Hennepin County, on behalf of NSP-Minnesota’s residential customers in Minnesota, North Dakota and South Dakota for alleged breach of a contractual obligation to maintain and inspect the points of connection between NSP-Minnesota’s wires and customers’ homes within the meter box. Plaintiffs claim NSP-Minnesota’s breach results in an increased risk of fire and is in violation of tariffs on file with the MPUC. Plaintiffs seek injunctive relief and damages in an amount equal to the value of inspections plaintiffs claim NSP-Minnesota was required to perform over the past six years. NSP-Minnesota has filed a motion for dismissal on the pleadings, scheduled to be heard on August 16, 2006.

Comer vs. Xcel Energy Inc. et al. — On April 25, 2006, Xcel Energy received notice of a purported class action lawsuit filed in U.S. District Court for the Southern District of Mississippi. The lawsuit names more than 45 oil, chemical and utility companies, including Xcel Energy, as defendants and alleges that defendants’ carbon dioxide emissions “were a proximate and direct cause of the increase in the destructive capacity of Hurricane Katrina.”  Plaintiffs allege in support of their claim, several legal theories, including negligence, and public and private nuisance and seek damages related to the hurricane. Xcel Energy believes this lawsuit is without merit and intends to vigorously defend itself against these claims.  On July 19, 2006, Xcel Energy filed a motion to dismiss the lawsuit in its entirety.

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

On May 17, 2006, the court granted Xcel Energy’s motion for summary judgment in full and denied the plaintiff’s motion for summary judgment in full. Plaintiffs have filed notice of intent to appeal to the U.S. Court of Appeals for the Eighth Circuit.

Comanche 3 Permit Litigation — On Aug. 4, 2005, Citizens for Clean Air and Water in Pueblo and Southern Colorado and Clean Energy Action filed a complaint against the Colorado Air Pollution Control Division alleging that the Division improperly granted permits to PSCo under Colorado’s Prevention of Significant Deterioration program for the construction and operation of Comanche 3.  PSCo intervened in the case.  On June 20, 2006, the court ruled in PSCO’s favor and held that the Comanche 3 permits had been properly granted and plaintiffs’ claims to the contrary were without merit.  It is uncertain whether plaintiffs will appeal.

Breckenridge Brewery vs. e prime and Xcel Energy Inc. et al. — In May, 2006, Breckenridge Brewery, a Colorado corporation, filed a complaint in Colorado State District Court for the City and County of Denver alleging that the defendants, including e prime and Xcel Energy, unlawfully prevented full and free competition in the trading and sale of natural gas, or controlled the market price of natural gas, and engaged in a conspiracy in constraint of trade.  Notice of removal to federal court on behalf of Xcel Energy Inc. and e prime, Inc. was filed in June 2006.  On July 6, 2006, the Colorado State District Court granted an enlargement of time within which to file a pleading in response to the complaint.  Plaintiffs have filed a motion to remand the matter to state court.

NewMech vs. Northern States Power Company — On May 16, 2006, NewMech served and filed a complaint against NSP-Minnesota, Southern Minnesota Municipal Power Agency (SMMPA), and Benson Engineering in the Minnesota State District Court, Sherburne County, alleging entitlement to payment in the amount of approximately $4.2 million for unpaid costs allegedly associated with construction work done by NewMech at NSP-Minnesota and SMMPA’s jointly owned Sherco 3 generating plant in 2005.  NewMech had previously served a mechanic’s lien, and seeks, through this action, foreclosure of the lien and sale of the property.  NewMech additionally seeks the claimed damages as a result of an alleged breach of contract by NSP-Minnesota.  NSP-Minnesota, SMMPA and Benson have filed answers denying NewMech’s allegations.  Additionally, NSP-Minnesota and SMMPA have counterclaimed for damages in excess of $7 million for breach of contract, delay in contract performance, misrepresentation and fraudulent inducement to enter into the contract, and slander of title.

Department of Labor Audit — In 2001, Xcel Energy received notice from the U.S. Department of Labor (DOL) Employee Benefit Security Administration that it intended to audit the Xcel Energy pension plan. After multiple on-site meetings and interviews with Xcel Energy personnel, the DOL indicated on Sept. 18, 2003, that it is prepared to take the position that Xcel Energy, as plan sponsor and through its delegate, the Pension Trust Administration Committee, breached its fiduciary duties under ERISA with respect to certain investments made in limited partnerships and hedge funds in 1997 and 1998.  The DOL has offered to conclude the audit if Xcel Energy is willing to contribute to the plan the full amount of losses from the questioned investments, or approximately $7 million.  On July 19, 2004, Xcel Energy formally responded with a letter to the DOL that asserted no fiduciary violations have occurred and extended an offer to meet to discuss the matter further.  In 2005, and again in January 2006, the DOL submitted two additional requests for information related to the investigation, and Xcel Energy submitted timely responses to each request.

On June 12, 2006, the DOL issued a letter to the Xcel Energy Pension Trust Administration Committee indicating that, although there may have been a breach of the Committee’s fiduciary obligations under ERISA, the DOL will not pursue any action against the Committee or the pension plan with respect to these alleged breaches due, in part, to the steps the Committee has taken in outsourcing certain investment management and administration functions to third parties.

Carbon Dioxide Emissions Lawsuit — On July 21, 2004, the attorneys general of eight states and New York City, as well as several environmental groups, filed lawsuits in U.S. District Court for the Southern District of New York against five utilities, including Xcel Energy, to force reductions in carbon dioxide (CO2) emissions.  The other utilities include American Electric Power Co., Southern Co., Cinergy Corp. and Tennessee Valley Authority.  CO2 is emitted whenever fossil fuel is combusted, such as in automobiles, industrial operations and coal- or gas-fired power plants.  The lawsuits allege that CO2 emitted by each company is a public nuisance as defined under state and federal common law because it has contributed to global warming.  The lawsuits do not demand monetary damages.  Instead, the lawsuits ask the court to order each utility to cap and reduce its CO2 emissions.  In October 2004, Xcel Energy and four other utility companies filed a motion to dismiss the lawsuit, contending, among other reasons, that the lawsuit is an attempt to usurp the policy-setting role of the U.S. Congress and the president.  On Sept. 19, 2005, the judge granted the defendants’ motion to dismiss on constitutional grounds.  Plaintiffs filed an appeal to the Second Circuit. Oral arguments were presented on June 7, 2006 and a decision on the appeal is pending.

Other Contingencies

The circumstances set forth in Notes 13, 14 and 15 to the consolidated financial statements in Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2005 and Notes 3, 4 and 5 to the consolidated financial statements in this Quarterly Report on

Form 10-Q appropriately represent, in all material respects, the current status of other commitments and contingent liabilities, including those regarding public liability for claims resulting from any nuclear incident, and are incorporated herein by reference. The following include unresolved contingencies that are material to Xcel Energy’s financial position:

•             Tax Matters — See Note 3 to the consolidated financial statements for discussion of exposures regarding the tax deductibility of corporate-owned life insurance loan interest; and

•             Guarantees — See Note 6 to the consolidated financial statements for discussion of exposures under various guarantees.

6. Short-Term Borrowings and Other Financing Instruments

Short-Term Borrowings

At June 30, 2006, Xcel Energy and its subsidiaries had $138.0 million of short-term debt outstanding at a weighted average yield of 5.43 percent.

Guarantees

Xcel Energy provides various guarantees and bond indemnities supporting certain of its subsidiaries. The guarantees issued by Xcel Energy guarantee payment or performance by its subsidiaries under specified agreements or transactions. As a result, Xcel Energy’s exposure under the guarantees is based upon the net liability of the relevant subsidiary under the specified agreements or transactions. Most of the guarantees issued by Xcel Energy limit the exposure of Xcel Energy to a maximum amount stated in the guarantees. On June 30, 2006, Xcel Energy had issued guarantees of up to $71.5 million with no known exposure under these guarantees. In addition, Xcel Energy provides indemnity protection for bonds issued for itself and its subsidiaries. The total amount of bonds with this indemnity outstanding as of June 30, 2006, was approximately $133.2 million. The total exposure of this indemnification cannot be determined at this time. Xcel Energy believes the exposure to be significantly less than the total amount of bonds outstanding.

7. Derivative Valuation and Financial Impacts

Xcel Energy and its subsidiaries use a number of different derivative instruments in connection with their utility commodity price, interest rate, short-term wholesale and commodity trading activities, including forward contracts, futures, swaps and options. All derivative instruments not qualifying for the normal purchases and normal sales exception, as defined by SFAS No. 133— “Accounting for Derivative Instruments and Hedging Activities,” are recorded at fair value. The presentation of these derivative instruments is dependent on the designation of a qualifying hedging relationship. The adjustment to fair value of derivative instruments not designated in a qualifying hedging relationship is reflected in current earnings or as a regulatory balance. This classification is dependent on the applicability of any regulatory mechanism in place. This includes certain instruments used to mitigate market risk for the utility operations and all instruments related to the commodity trading operations. The designation of a cash flow hedge permits the classification of fair value to be recorded within Other Comprehensive Income, to the extent effective. The designation of a fair value hedge permits a derivative instrument’s gains or losses to offset the related results of the hedged item in the Consolidated Statements of Income.

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

At June 30, 2006, Xcel Energy and its utility subsidiaries had various commodity-related contracts designated as cash flow hedges extending through 2009. The fair value of these cash flow hedges is recorded in either Other Comprehensive Income or deferred as a regulatory asset or liability. This classification is based on the regulatory recovery mechanisms in place. Amounts deferred in these accounts are recorded in earnings as the hedged purchase or sales transaction is settled. This could include the purchase or sale of energy or energy-related products, the use of natural gas to generate electric energy or gas purchased for resale. As of June 30, 2006, Xcel Energy had no amounts in Accumulated Other Comprehensive Income related to commodity cash flow hedge contracts that are expected to be recognized in earnings during the next 12 months as the hedged transactions settle.

Xcel Energy and its subsidiaries enter into various instruments that effectively fix the interest payments on certain floating rate debt obligations or effectively fix the yield or price on a specified benchmark interest rate for a specific period. These derivative instruments are designated as cash flow hedges for accounting purposes, and the change in the fair value of these instruments is recorded as a component of Other Comprehensive Income. As of June 30, 2006, Xcel Energy had net gains of approximately $2.7 million in Accumulated Other Comprehensive Income related to interest rate cash flow hedge contracts that are expected to be recognized in earnings during the next 12 months.

Gains or losses on hedging transactions for the sales of energy or energy-related products are recorded as a component of revenue, hedging transactions for fuel used in energy generation are recorded as a component of fuel costs, hedging transactions for gas purchased for resale are recorded as a component of gas costs and interest rate hedging transactions are recorded as a component of interest expense. Certain utility subsidiaries are allowed to recover in electric or gas rates the costs of certain financial instruments purchased to reduce commodity cost volatility. There was no hedge ineffectiveness in the second quarter of 2006.

The impact of qualifying cash flow hedges on Xcel Energy’s Accumulated Other Comprehensive Income, included in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income, is detailed in the following table:

	Three months ended June 30,
(Millions of Dollars)	2006	2005

Accumulated other comprehensive income related to cash flow hedges at March 31	$9.2	$1.9
After-tax net unrealized gains (losses) related to derivatives accounted for as hedges	12.1	(22.0)
After-tax net realized gains on derivative transactions reclassified into earnings	(1.8)	(2.3)
Accumulated other comprehensive income (loss) related to cash flow hedges at June 30	$19.5	$(22.4)

	Six months ended June 30,
(Millions of Dollars)	2006	2005

Accumulated other comprehensive (loss) income related to cash flow hedges at Jan. 1	$(8.8)	$0.1
After-tax net unrealized gains (losses) related to derivatives accounted for as hedges	28.8	(17.9)
After-tax net realized gains on derivative transactions reclassified into earnings	(0.5)	(4.6)
Accumulated other comprehensive income (loss) related to cash flow hedges at June 30	$19.5	$(22.4)

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

8. Detail of Interest and Other Income (Expense) - Net

Interest and other income, net of nonoperating expenses, for the three and six months ended June 30 consisted of the following:

	Three months ended June 30,
(Thousands of Dollars)	2006	2005

Interest income	5,720	4,261
Equity income in unconsolidated affiliates	1,092	814
Other nonoperating income	2,828	5,443
Loss on the sale of investments	(909)	—
Minority interest income	253	408
Interest expense on corporate-owned life insurance and other employee-related insurance policies	(7,977)	(4,841)
Other nonoperating expense	(86)	(1,569)
Total interest and other income - net	$921	$4,516

	Six months ended June 30,
(Thousands of Dollars)	2006	2005

Interest income	9,799	6,640
Equity income in unconsolidated affiliates	2,278	1,313
Other nonoperating income	4,319	6,752
Loss on the sale of investments	(1,818)	—
Minority interest income	303	519
Interest expense on corporate-owned life insurance and other employee-related insurance policies	(13,558)	(9,536)
Other nonoperating expense	(786)	(3,246)
Total interest and other income - net	$537	$2,442

9. Common Stock and Equivalents

Xcel Energy has common stock equivalents consisting of convertible senior notes and stock options. The dilutive impacts of common stock equivalents affected earnings per share as follows for the three and six months ending June 30, 2006 and 2005:

	Three months ended June 30, 2006			Three months ended June 30, 2005
(Amounts in thousands, except per share amounts)	Income	Shares	Per-share Amount	Income	Shares	Per-share Amount
Income from continuing operations	$97,936			$77,676
Less: Dividend requirements on preferred stock	(1,060)			(1,060)
Basic earnings per share:
Income from continuing operations	96,876	405,434	$0.24	76,616	402,214	$0.19
Effect of dilutive securities:
$230 million convertible debt	3,044	18,654		2,896	18,654
$57.5 million convertible debt	779	4,663		724	4,663
401(k) match	—	330		—	—
Stock options	—	18		—	21
Diluted earnings per share:
Income from continuing operations and assumed conversions	$100,699	429,099	$0.24	$80,236	425,552	$0.19

	Six months ended June 30, 2006			Six months ended June 30, 2005
(Amounts in thousands, except per share amounts)	Income	Shares	Per-share Amount	Income	Shares	Per-share Amount
Income from continuing operations	$247,748			$202,139
Less: Dividend requirements on preferred stock	(2,120)			(2,120)
Basic earnings per share:
Income from continuing operations	245,628	404,783	$0.61	200,019	401,668	$0.50
Effect of dilutive securities:
$230 million convertible debt	6,002	18,654		5,707	18,654
$57.5 million convertible debt	1,501	4,663		1,427	4,663
401(k) match	—	231		—	—
Stock options	—	18		—	19
Diluted earnings per share:
Income from continuing operations and assumed conversions	$253,131	428,349	$0.59	$207,153	425,004	$0.49

10. Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three months ended June 30,
	2006	2005	2006	2005
(Thousands of dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$14,380	$12,980	$1,479	$1,599
Interest cost	38,197	39,496	13,287	13,663
Expected return on plan assets	(67,551)	(69,484)	(7,110)	(6,267)
Amortization of transition obligation	—	—	3,577	3,644
Amortization of prior service cost (credit)	7,421	7,496	(545)	(544)
Amortization of net (gain) loss	4,165	(39)	5,875	6,460
Net periodic benefit cost (credit)	(3,388)	(9,551)	16,563	18,555
Credits not recognized due to the effects of regulation	3,893	6,500	—	—
Additional cost recognized due to the effects of regulation	—	—	973	973
Net benefit cost (credit) recognized for financial reporting	$505	$(3,051)	$17,536	$19,528

	Six months ended June 30,
	2006	2005	2006	2005
(Thousands of dollars)	Pension Benefits		Postretirement Health Care Benefits

Service cost	$30,814	$30,230	$3,316	$3,342
Interest cost	77,706	80,492	26,470	27,530
Expected return on plan assets	(134,032)	(139,758)	(13,378)	(12,850)
Amortization of transition obligation	—	—	7,222	7,289
Amortization of prior service cost (credit)	14,848	15,018	(1,090)	(1,089)
Amortization of net loss	8,676	3,410	12,398	13,123
Net periodic benefit cost (credit)	(1,988)	(10,608)	34,938	37,345
Credits not recognized due to the effects of regulation	6,318	9,684	—	—
Additional cost recognized due to the effects of regulation	—	—	1,946	1,946
Net benefit cost (credit) recognized for financial reporting	$4,330	$(924)	$36,884	$39,291

11. Segment Information

Xcel Energy has the following reportable segments: Regulated Electric Utility, Regulated Natural Gas Utility and All Other. Commodity trading operations performed by regulated operating companies are not a reportable segment. Commodity trading results are included in the Regulated Electric Utility segment.

(Thousands of Dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total

Three months ended June 30, 2006
Operating revenues from external customers	$1,786,571	$270,990	$16,312	$—	$2,073,873
Intersegment revenues	225	1,228	—	(1,453)	—
Total revenues	$1,786,796	$272,218	$16,312	$(1,453)	$2,073,873
Income (loss) from continuing operations	$93,783	$2,955	$20,783	$(19,585)	$97,936
Three months ended June 30, 2005
Operating revenues from external customers	$1,720,431	$326,347	$17,277	$—	$2,064,055
Intersegment revenues	(48)	3,973	—	(3,925)	—
Total revenues	$1,720,383	$330,320	$17,277	$(3,925)	$2,064,055
Income (loss) from continuing operations	$88,751	$931	$7,718	$(19,724)	$77,676

(Thousands of Dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
Six months ended June 30, 2006
Operating revenues from external customers	$3,632,443	$1,289,130	$40,404	$—	$4,961,977
Intersegment revenues	387	3,767	—	(4,154)	—
Total revenues	$3,632,830	$1,292,897	$40,404	$(4,154)	$4,961,977
Income (loss) from continuing operations	$203,734	$48,174	$28,717	$(32,877)	$247,748
Six months ended June 30, 2005
Operating revenues from external customers	$3,255,378	$1,161,402	$37,808	$—	$4,454,588
Intersegment revenues	310	5,098	—	(5,408)	—
Total revenues	$3,255,688	$1,166,500	$37,808	$(5,408)	$4,454,588
Income (loss) from continuing operations	$164,140	$52,196	$16,569	$(30,766)	$202,139

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

•             Other business or investment considerations that may be disclosed from time to time in Xcel Energy’s SEC filings or in other publicly disseminated written documents; and

•             The other risk factors listed from time to time by Xcel Energy in reports filed with the SEC, including Risk Factors in Item 1A of Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2005 and Exhibit 99.01 to this report on Form 10-Q for the quarter ended June 30, 2006.

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

	Three months ended June 30,		Six months ended June 30,
Contribution to Earnings (Millions of dollars)	2006	2005	2006	2005
GAAP income (loss) by segment
Regulated electric utility segment income — continuing operations	$93.7	$88.7	$203.7	$164.1
Regulated natural gas utility segment income — continuing operations	3.0	0.9	48.2	52.2
Other utility results (a)	5.2	4.8	12.1	12.9
Utility segment income — continuing operations	101.9	94.4	264.0	229.2

Holding company and other costs (a)	(3.9)	(16.7)	(16.2)	(27.0)
Income — continuing operations	98.0	77.7	247.8	202.2

Regulated utility income — discontinued operations	—	—	1.2	0.2
Other nonregulated income — discontinued operations	0.3	5.7	0.6	2.5
Income — discontinued operations	0.3	5.7	1.8	2.7
Total GAAP income	$98.3	$83.4	$249.6	$204.9

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
GAAP earnings per share contribution by segment
Regulated electric utility segment — continuing operations	$0.22	$0.21	$0.48	$0.39
Regulated natural gas utility segment — continuing operations	—	—	0.11	0.12
Other utility results (a)	0.02	0.01	0.03	0.03
Utility segment earnings per share — continuing operations	0.24	0.22	0.62	0.54

Holding company and other costs (a)	—	(0.03)	(0.03)	(0.05)
Earnings per share — continuing operations	0.24	0.19	0.59	0.49

Regulated utility earnings — discontinued operations	—	—	0.01	—
Other nonregulated earnings — discontinued operations	—	0.01	—	—
Earnings per share — discontinued operations	—	0.01	0.01	—
Total GAAP earnings per share - diluted	$0.24	$0.20	$0.60	$0.49

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

The following table summarizes significant components contributing to the changes in the three months and six months ended June 30, 2006 earnings per share compared with the same period in 2005, which are discussed in more detail later.

Increase (decrease)	Three months ended June 30, 2006 vs. 2005	Six months ended June 30, 2006 vs. 2005
2005 Earnings per share — diluted	$0.20	$0.49

Components of change — 2006 vs. 2005
Higher base electric utility margins	0.10	0.20
Lower short-term wholesale and commodity trading margins	(0.06)	(0.05)
Higher depreciation and amortization expense	(0.01)	(0.03)
Higher operating and maintenance expense	(0.01)	(0.06)
Lower effective tax rate and other	0.03	0.04
Net change in earnings per share — continuing operations	0.05	0.10

Changes in Earnings Per Share — Discontinued Operations	(0.01)	0.01

2006 Earnings per share — diluted	$0.24	$0.60

Utility Segment Results

Earnings for the second quarter of 2006 increased primarily due to stronger base electric and natural gas utility margins, partially offset by lower short-term wholesale margins.  The stronger utility margins include the positive impact of a natural gas rate increase in Colorado, an electric and natural gas rate increase in Wisconsin, an interim electric rate increase in Minnesota and revenue associated with the MERP.

The following summarizes the estimated impact of weather on regulated utility earnings per share, based on estimated temperature variations from historical averages (excluding the impact on commodity trading operations):

	Earnings per Share Increase (Decrease)
	2006 vs. Normal	2005 vs. Normal	2006 vs. 2005

Three months ended June 30	$0.02	$(0.01)	$0.01
Six months ended June 30	$(0.01)	$(0.00)	$(0.01)

Other Results — Holding Company and Other Costs

Financing Costs and Preferred Dividends — Holding company results include interest expense and preferred dividend costs, which are incurred at the Xcel Energy and intermediate holding company levels and are not directly assigned to individual subsidiaries.

Discontinued Operations

Discontinued — Utility Segments — During 2004, Xcel Energy reached an agreement to sell its regulated electric and natural gas subsidiary, CLF&P. The sale was completed in January 2005.

Discontinued — All Other — In March 2005, Xcel Energy agreed to sell its non-regulated subsidiary, UE to Zachry.

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

Income Statement Analysis — Second Quarter 2006 vs. Second Quarter 2005

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

The following table details the revenue and margin for base electric utility, short-term wholesale and commodity trading activities.

(Millions of dollars)	Base Electric Utility	Short-Term Wholesale	Commodity Trading	Consolidated Total
Three months ended June 30, 2006
Electric utility revenue (excluding commodity trading)	$1,761	$34	$—	$1,795
Electric fuel and purchased power	(913)	(38)	—	(951)
Commodity trading revenue	—	—	119	119
Commodity trading costs	—	—	(127)	(127)
Gross margin before operating expenses	$848	$(4)	$(8)	$836
Margin as a percentage of revenue	48.2%	(11.8)%	(6.7)%	43.7%

Three months ended June 30, 2005
Electric utility revenue (excluding commodity trading)	$1,655	$58	$—	$1,713
Electric fuel and purchased power	(878)	(34)	—	(912)
Commodity trading revenue	—	—	115	115
Commodity trading costs	—	—	(108)	(108)
Gross margin before operating expenses	$777	$24	$7	$808
Margin as a percentage of revenue	46.9%	41.4%	6.1%	44.2%

Short-term wholesale and commodity trading margins decreased approximately $43 million for the second quarter of 2006, compared with the same period in 2005.  As expected, short-term margins declined due to retail sales growth, which reduced surplus generation available for sale in the wholesale market, and decreased opportunities to sell due to the MISO centralized dispatch market.  In addition, during the second quarter of 2006 a $6 million charge was recorded to commodity trading margins for the estimated impact of a FERC order regarding the allocation of MISO charges to certain trading activities.

In addition, NSP-Minnesota entered into a wholesale electric sales margin settlement agreement in the second quarter of 2006 as part of the Minnesota rate case proceeding. The agreement is pending MPUC approval.  The settlement agreement provides for a sharing of certain short-term wholesale and commodity trading margins with retail electric customers beginning Jan. 1, 2006.  The financial impact of this agreement is reflected in the financial statements as of and for the period ended June 30, 2006.  See Note 4 for more information.

The following summarizes the components of the changes in base electric utility revenue and base electric utility margin for the three months ended June 30:

Base Electric Utility Revenue

(Millions of dollars)	2006 vs. 2005

Fuel and purchased power cost recovery	$44
NSP-Minnesota interim base rate changes, subject to refund	40
Firm wholesale	10
MERP rider	9
Conservation and non-fuel rider revenue	9
Estimated impact of weather	6
NSP-Wisconsin rate case	5
Quality of Service obligations	4
Sales growth (excluding weather impact)	1
SPS fuel adjustments	(7)
Purchased capacity costs	(6)
Transmission revenue	(4)
Other	(5)
Total base electric utility revenue increase	$106

Base Electric Utility Margin

Base electric utility margins, which are primarily derived from retail customer sales, increased approximately $71 million for the second quarter of 2006, compared with the second quarter of 2005.  The increase was primarily due to an interim rate increase in Minnesota, subject to refund, the impact of weather and revenue associated with the MERP.  For more information see the following table:

(Millions of dollars)	2006 vs. 2005

NSP-Minnesota interim base rate changes, subject to refund	$40
MERP rider	9
Conservation and non-fuel rider revenue	9
Estimated impact of weather	8
Firm wholesale	6
NSP-Wisconsin rate changes	5
Purchased capacity costs	(5)
Sales growth (excluding weather impact)	4
Quality of service obligations	4
Other	(9)
Total base electric utility margin increase	$71

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

	Three months ended June 30,
(Millions of dollars)	2006	2005

Natural gas utility revenue	$271	$326
Cost of natural gas sold and transported	(169)	(232)
Natural gas utility margin	$102	$94

The following summarizes the components of the changes in natural gas revenue and margin for the three months ended June 30:

Natural Gas Revenue

(Millions of dollars)	2006 vs. 2005
Purchased gas adjustment clause recovery	(52)
Estimated impact of weather	(11)
Base rate changes — Colorado, Wisconsin	5
Sales growth, excluding weather impacts	3
Off-system sales	(1)
Other	1
Total natural gas revenue decrease	$(55)

Natural gas revenue decreased mainly due to lower natural gas costs in 2006.

Natural Gas Margin

(Millions of dollars)	2006 vs. 2005
Base rate changes — Colorado, Wisconsin	8
Estimated impact of weather	(5)
Sales growth, excluding weather impacts	4
Transportation	2
Other	(1)
Total natural gas margin increase	$8

Nonregulated Operating Margins

The following table details the change in nonregulated revenue and margin, included in continuing operations.

	Three months ended June 30,
(Millions of Dollars)	2006	2005

Nonregulated and other revenue	$16	$17
Nonregulated cost of goods sold	(4)	(5)
Nonregulated margin	$12	$12

Non-Fuel Operating Expense and Other Costs

Other Operating and Maintenance Expenses — Utility — Other operating and maintenance expenses for the second quarter of 2006 increased $5 million, or 1.3 percent, compared with the same period in 2005.  Employee benefit costs decreased approximately $7 million for the three months ended June 30, 2006 compared with the same period in 2005, primarily due to the year-to-date true ups to new actuarial estimates for pension, retiree medical and disability costs.  For more information see the following table.

Three months ended June 30,
(Millions of Dollars)	2006 vs. 2005
Lower employee benefit costs	$(7)
Lower bad debt expense	(3)
Lower information technology costs	(1)
Higher nuclear plant operating costs	5
Higher combustion/hydro plant costs	4
Higher vegetation management and damage prevention costs	3
Higher conservation incentive program costs	2
Other	2
Total operating and maintenance expense increase	$5

Depreciation and Amortization — Depreciation and amortization expense increased by approximately $10 million, or 5.0 percent, for the second quarter of 2006, compared with the same period in 2005.  The increase is due to normal plant additions and a recently approved change in decommissioning accruals resulting in an additional depreciation expense of $4.5 million for the current quarter.

Income taxes —  Income taxes for continuing operations decreased by $4.1 million for the second quarter of 2006, compared with 2005.  The effective tax rate for continuing operations was 17.3 percent for the second quarter of 2006, compared with 24.1 percent for the same period in 2005.  The reduction in income taxes and in the effective tax rate was primarily due to the recognition of a tax benefit of $16.6 million for the second quarter of 2006 relating to capital loss carry forwards that are now considered realizable.  Previously, such tax benefits did not meet the recognition threshold under tax accounting requirements, due to the absence of likely capital gains which provided the opportunity to make use of the capital loss carry forwards.

Income Statement Analysis — First Six Months of 2006 vs. First Six Months of 2005

Electric Utility, Short-term Wholesale and Commodity Trading Margins

The following table details the revenue and margin for base electric utility, short-term wholesale and commodity trading activities.

(Millions of Dollars)	Base Electric Utility	Short- Term Wholesale	Commodity Trading	Consolidated Total
Six months ended June 30, 2006
Electric utility revenue (excluding commodity trading)	$3,555	$72	$—	$3,627
Electric fuel and purchased power	(1,882)	(64)	—	(1,946)
Commodity trading revenue	—	—	335	335
Commodity trading costs	—	—	(329)	(329)
Gross margin before operating expenses	$1,673	$8	$6	$1,687
Margin as a percentage of revenue	47.1%	11.1%	1.8%	42.6%

Six months ended June 30, 2005
Electric utility revenue (excluding commodity trading)	$3,157	$91	$—	$3,248
Electric fuel and purchased power	(1,622)	(52)	—	(1,674)
Commodity trading revenue	—	—	232	232
Commodity trading costs	—	—	(225)	(225)
Gross margin before operating expenses	$1,535	$39	$7	$1,581
Margin as a percentage of revenue	48.6%	42.9%	3.0%	45.4%

Short-term wholesale and commodity trading margins decreased approximately $32 million for the six months ended June 30, 2006, compared with the same period in 2005.  As expected, short-term margins declined due to retail sales growth, which reduced surplus generation available for sale in the wholesale market, and decreased opportunities to sell due to the MISO centralized dispatch market.  In addition, during the second quarter of 2006 a $6 million charge was recorded to commodity trading margins for the estimated impact of a FERC order regarding the allocation of MISO charges to certain trading activities.

In addition, NSP-Minnesota entered into a wholesale electric sales margin settlement agreement in the second quarter of 2006 as part of the Minnesota rate case proceeding. The agreement is pending MPUC approval.  The settlement agreement provides for a sharing of certain short-term wholesale margins with retail electric customers beginning Jan. 1, 2006.  The financial impact of this agreement is reflected in the financial statements as of and for the period ended June 30, 2006.

The following summarizes the components of the changes in base electric utility revenue and base electric utility margin for the six months ended June 30:

Base Electric Utility Revenue

(Millions of dollars)	2006 vs. 2005
Fuel and purchased power cost recovery	$234
NSP-Minnesota interim base rate changes, subject to refund	65
Firm wholesale	33
Sales growth (excluding weather impact)	27
MERP rider	18
Conservation and non-fuel rider revenue	13
NSP-Wisconsin rate changes	7
Quality of service obligations	6
Estimated impact of weather	2
Purchased capacity costs	(11)
Transmission revenue	(3)
Other	7
Total base electric utility revenue increase	$398

Base Electric Utility Margin

Base electric utility margins, which are primarily derived from retail customer sales, increased approximately $138 million for the first six months of 2006, compared with the same period in 2005. The increase was primarily due to an interim rate increase in Minnesota, subject to refund, weather-adjusted retail sales growth and revenue associated with the MERP. For more information see the following table:

(Millions of dollars)	2006 vs. 2005
NSP-Minnesota interim base rate changes, subject to refund	$65
Sales growth (excluding weather impact)	24
MERP rider	18
Firm wholesale	14
Conservation and non-fuel rider revenue	13
NSP-Wisconsin rate changes	7
Quality of service obligation	6
Purchased capacity costs	(6)
Estimated impact of weather	4
Other	(7)
Total base electric utility margin increase	$138

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

	Six Months Ended June 30,
(Millions of Dollars)	2006	2005
Natural gas utility revenue	$1,289	$1,161
Cost of natural gas sold and transported	(1,019)	(901)
Natural gas utility margin	$270	$260

The following summarizes the components of the changes in natural gas revenue and margin for the six months ended June 30:

Natural Gas Revenue

(Millions of dollars)	2006 vs. 2005
Purchased gas adjustment clause recovery	$151
Base rate changes — Colorado, Wisconsin	12
Estimated impact of weather	(29)
Off system sales	(5)
Sales decline (excluding weather impact)	(2)
Other	1
Total natural gas revenue increase	$128

Natural gas revenue increased mainly due to higher natural gas costs in 2006, which were passed through to customers, partially offset by decreased sales volumes reflecting the impact of weather.

Natural Gas Margin

(Millions of dollars)	2006 vs. 2005
Base rate changes — Colorado, Wisconsin	$12
Transportation	4
Estimated impact of weather	(8)
Sales decline (excluding weather impact)	(1)
Other	3
Total natural gas margin increase	$10

Nonregulated Operating Margins

The following table details the change in nonregulated revenue and margin, included in continuing operations.

	Six Months Ended June 30,
(Millions of Dollars)	2006	2005
Nonregulated and other revenue	$40	$38
Nonregulated cost of goods sold	(13)	(13)
Nonregulated margin	$27	$25

Non-Fuel Operating Expense and Other Costs

Other Operating and Maintenance Expenses — Utility —  Other operating and maintenance expenses for the first six months of 2006 increased $38 million, or 4.6 percent, compared with the same period in 2005.  The increase is primarily due to higher plant operating expenses which were partially offset by lower nuclear plant outage costs.  Such outage costs were lower due to two nuclear plant refueling, inspection and upgrade outages in 2005 compared with one refueling outage in the same period of 2006.  For more information, see the following table:

Six months ended June 30,
(Millions of Dollars)	2006 vs. 2005
Lower nuclear plant outage costs	$(18)
Higher nuclear plant operating costs	9
Higher combustion/hydro plant costs	11
Higher vegetation management and damage prevention costs	9
Higher bad debt expense	6
Higher information technology costs	4
Higher conservation incentive program costs	4
Higher insurance costs	2
Other	11
Total operating and maintenance expense increase	$38

Depreciation and Amortization — Depreciation and amortization expense increased $21 million, or 5.4 percent, for the first six months of 2006, compared with the same period in 2005.  The increase is due to normal plant additions and a recently approved change in decommissioning accruals resulting in an additional depreciation expense of $9.7 million year-to-date.

Income taxes — Income taxes for continuing operations increased by $4.3 million for the first six months of 2006, compared with 2005.  The increase in income taxes was primarily due to an increase in pre-tax earnings partially offset by a tax benefit of $17.5 million for the first six months of 2006 for capital loss carry forwards, as previously discussed.  The effective tax rate for continuing operations was 23.0 percent for the first six months of 2006, compared with 25.6 percent for the same period in 2005.  The reduction in the effective tax rate was primarily due to the tax benefit for capital loss carry forwards.

Factors Affecting Results of Continuing Operations

Fuel Supply and Costs

See a discussion of fuel supply and costs at Factors Affecting Results of Continuing Operations in Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2005.

Regulation

For a general discussion of the MISO Day 2 market and jurisdictional rate proceedings, see Note 4 to the consolidated financial statements.

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

Pending Accounting Changes

FASB Interpretation No. 48 (FIN 48) — In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”.  FIN 48 prescribes a comprehensive financial statement model of how a company should recognize, measure, present, and disclose uncertain tax positions that the company has taken or expects to take in its income tax returns.  FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on the effective date.  Initial derecognition amounts would be reported as a cumulative effect of a change in accounting principle.

FIN 48 is effective for fiscal years beginning after Dec. 15, 2006.  Xcel Energy is assessing the impact of the new guidance on all of its open tax positions.

Financial Market Risks

Xcel Energy and its subsidiaries are exposed to market risks, including changes in commodity prices and interest rates, as disclosed in Management’s Discussion and Analysis in its Annual Report on Form 10-K for the year ended Dec. 31, 2005. Commodity price risks for Xcel Energy’s regulated subsidiaries are mitigated in most jurisdictions due to cost-based rate regulation. At June 30, 2006, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented as of Dec. 31, 2005, in Item 7A of Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2005. Value-at-risk, commodity trading and hedging information is provided below for informational purposes.

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

As of June 30, 2006, the VaRs for the commodity trading operations were:

(Millions of Dollars)	Period Ended June 30, 2006	Change from Period Ended March 31, 2006	VaR Limit	Average	High	Low

Commodity Trading (1)	$1.69	$0.27	$5.00	$1.31	$2.12	$0.79

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

For the period ended June 30, 2006, these contracts and instruments, with the exception of transmission and natural gas transportation contracts, which meet the definition of a derivative in accordance with SFAS No. 133 were marked to market. Changes in fair value of commodity trading contracts that do not qualify for hedge accounting treatment are recorded in income in the reporting period in which they occur.

The changes to the fair value of the commodity trading contracts for the six months ended June 30, 2006 and 2005 were as follows (the commodity trading activity presented in the tables below also includes certain positions within the Short-term wholesale activity which do not qualify for hedge accounting):

	Six months ended June 30,
(Millions of Dollars)	2006	2005
Fair value of contracts outstanding at Jan. 1	$3.9	$—
Contracts realized or otherwise settled during the period	(1.3)	(6.1)
Fair value of trading contract additions and changes during the period	6.8	6.9
Fair value of contracts outstanding at June 30	$9.4	$0.8

As of June 30, 2006, the sources of fair value of the commodity trading and hedging net assets are as follows:

Commodity Trading Contracts

	Futures/Forwards
(Thousands of Dollars)	Source of Fair Value	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity Greater Than 5 Years	Total Futures/ Forwards Fair Value

NSP-Minnesota	1	$(104)	$—	$—	$—	$(104)
	2	585	1,821	—	—	2,406
PSCo	1	1,986	—	—	—	1,986
	2	3,648	759	—	—	4,407
Total Futures/Forwards Fair Value		$6,115	$2,580	$—	$—	$8,695

	Options
(Thousands of Dollars)	Source of Fair Value	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity Greater Than 5 Years	Total Options Fair Value

PSCo	2	$1,711	$(1,040)	$—	$—	$671
Total Options Fair Value		$1,711	$(1,040)	$—	$—	$671

Commodity Hedge Contracts

	Futures/Forwards
(Thousands of Dollars)	Source of Fair Value	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity Greater Than 5 Years	Total Futures/ Forwards Fair Value

NSP-Minnesota	2	$52,861	$—	$—	$—	$52,861
PSCo	1	98	—	—	—	98
Total Futures/Forwards Fair Value		$52,959	$—	$—	$—	$52,959

	Options
(Thousands of Dollars)	Source of Fair Value	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity Greater Than 5 Years	Total Options Fair Value

NSP-Minnesota	2	$(1,978)	$—	$—	$—	$(1,978)
PSCo	2	(9,926)	892	—	—	(9,034)
NSP-Wisconsin	2	116	—	—	—	116
Total Options Fair Value		$(11,788)	$892	$—	$—	$(10,896)

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

At June 30, 2006, a 10-percent increase in market prices over the next 12 months for trading contracts would increase pretax income from continuing operations by approximately $1.5 million, whereas a 10-percent decrease would decrease pretax income from continuing operations by approximately $0.7 million.

Interest Rate Risk

Xcel Energy and its subsidiaries are subject to the risk of fluctuating interest rates in the normal course of business. Xcel Energy’s policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives such as swaps, caps, collars and put or call options.

At June 30, 2006, a 100-basis-point change in the benchmark rate on Xcel Energy’s variable rate debt would impact pretax interest expense by approximately $7.7 million annually, or approximately $1.9 million per quarter. See Note 7 to the consolidated financial statements for a discussion of Xcel Energy and its subsidiaries’ interest rate swaps.

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

At June 30, 2006, a 10-percent increase in prices would have resulted in a net mark-to-market increase in credit risk exposure of $13.9 million, while a decrease of 10-percent would have resulted in a decrease of $12.4 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Six months ended June 30,
(Millions of Dollars)	2006	2005

Cash provided by operating activities
Continuing operations	$1,145	$690
Discontinued operations	76	107
Total	$1,221	$797

Cash provided by operating activities for continuing operations increased by $455 million for the first six months of 2006, compared with the first six months of 2005.  The increase is primarily due to the timing of working capital activity.  Specifically, the collection of receivables and the collection of recoverable purchased natural gas and electric energy costs increased in 2006.  The increase in cash provided by operations was partially offset by increased cash expenditures for accounts payable.

	Six months ended June 30,
(Millions of Dollars)	2006	2005

Cash provided by (used in) investing activities
Continuing operations	$(716)	$(657)
Discontinued operations	42	83
Total	$(674)	$(574)

Cash used in investing activities for continuing operations increased by $59 million for the first six months of 2006, compared with the first six months of 2005.  The increase was due to increased capital expenditures, which were partially offset by reduced contributions to the external decommissioning fund.  The cash provided by investing activities for discontinued operations for the first six months of 2005 included proceeds from the sale of CLF&P and Xcel Energy International’s release of restricted cash.  The same period in 2006 included proceeds from the sale of Seren’s Minnesota assets.

	Six months ended June 30,
(Millions of Dollars)	2006	2005

Cash used in financing activities
Continuing operations	$(468)	$(186)
Discontinued operations	—	—
Total	$(468)	$(186)

Cash used in financing activities for continuing operations increased by $282 million for the first six months of 2006, compared with the first six months of 2005.  The increase is due to increased repayments of short-term borrowings, partially offset by net proceeds from the issuance of long-term debt.

Capital Requirements

CAPX 2020 - In June 2006, CapX 2020, an alliance of electric cooperatives, municipals and investor-owned utilities including Xcel Energy, announced that it had identified three groups of transmission projects that it would propose to complete by 2020.

Group 1 project investments are expected to total approximately $1.3 billion, with major construction targeted to begin in 2009 or 2010 and ending three or four years later.  Xcel Energy’s investment is expected to be approximately $700 million.

Xcel Energy’s capital expenditures and return on investment for transmission projects are expected to be recovered under a transmission rider mechanism authorized by Minnesota legislation.

Capital Sources

Xcel Energy and Utility Subsidiary Credit Facilities - As of July 28, 2006, Xcel Energy had the following credit facilities available to meet its liquidity needs:

(Millions of Dollars) Company	Facility	Drawn*	Available	Cash	Liquidity	Maturity
NSP-Minnesota	$450	$26.1	$423.9	$118.0	$541.9	April 2010
PSCo	$600	$5.5	$594.5	$—	$594.5	April 2010
SPS	$250	$1.7	$248.3	$—	$248.3	April 2010
Xcel Energy — Holding Company	$700	$196.7	$503.3	$3.1	$506.4	Nov. 2009
Total	$2,000	$230.0	$1,770.0	$121.1	$1,891.1

*                    Includes outstanding commercial paper and letters of credit

The liquidity table reflects the payment of common dividends on July 20, 2006.

NSP-Wisconsin has approval from the PSCW to borrow up to $75 million in short-term debt from either external financial institutions or NSP-Minnesota. Currently, NSP-Wisconsin borrows on a short-term basis through an inter-company borrowing agreement with

NSP-Minnesota. At June 30, 2006, NSP-Wisconsin had $19.0 million of short-term borrowings outstanding, under this borrowing agreement, and no cash.

Commercial Paper — Xcel Energy, NSP-Minnesota, PSCo and SPS each have individual commercial paper programs.  All four commercial paper programs are rated A-2 by Standard & Poor’s Ratings Services and P-2 by Moody’s Investor Services, Inc. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by a rating agency. At June 30, 2006, Xcel Energy, NSP-Minnesota, PSCo and SPS had $138.0 million of outstanding commercial paper at a weighted average yield of 5.43 percent.

Money Pool — In 2003, Xcel Energy received SEC approval under the Public Utility Holding Company Act of 1935 (PUHCA) to establish a utility money pool arrangement with the utility subsidiaries, subject to receipt of required state regulatory approvals. This approval was also granted by the FERC in a July 18, 2006 order.  The utility money pool allows for short-term loans between the utility subsidiaries and from the holding company to the utility subsidiaries at market-based interest rates. The utility money pool arrangement does not allow loans from the utility subsidiaries to the holding company. NSP-Minnesota, PSCo and SPS participate in the money pool pursuant to approval from their respective state regulatory commissions.

(Millions of Dollars)	Borrowings (Investments)	Total Borrowing Limits
NSP—Minnesota	$(200.5)	$250
PSCo	$182.6	$250
SPS	$54.7	$100
Holding Company	$(36.8)	$—

Recent Financing Activity — On May 25, 2006, NSP-Minnesota issued $400 million of 6.25 percent, 30-year first mortgage bonds.  Proceeds will be used to pay at maturity $200 million of 2.875 percent first mortgage bonds due Aug. 1, 2006, $2.42 million of 4.1 percent resource recovery bonds and $2.365 million of 5.0 percent resource recovery bonds both due Dec. 1, 2006.  The remainder of the proceeds are to be used for general corporate purposes, including the repayment of outstanding commercial paper.

On June 9, 2006, Xcel Energy issued $300 million of 30-year senior unsecured notes with a coupon of 6.5 percent.  Proceeds were used to repay outstanding commercial paper.

Registration Statements — In March 2006, SPS filed a registration statement with the SEC to register $500 million of unsecured debt securities.  The registration statement was declared effective on July 25, 2006.

FERC Financing Authorization - On July 18, 2006, the FERC issued an order granting authorization for the Xcel Energy operating companies to acquire unsecured short-term securities of any other Xcel Energy operating company, either through participation in the utility money pool or through other system financing arrangements.

Future Financing Plans

SPS plans to issue prior to Nov. 1, 2006, up to $500 million of unsecured debt securities to refinance a scheduled long-term debt maturity.  SPS intends to enter into an additional liquidity facility to provide contingency financing for the planned long-term debt issuance.

NSP-Wisconsin may register and issue up to $125 million in first mortgage bonds during 2006.

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

•                  Weather-adjusted retail natural gas utility sales decline by approximately 0.0 percent to 2.0 percent;

•                  Short-term wholesale and commodity trading margins are within a range of $10 million to $30 million, which reflects sharing of margins in Minnesota under the proposed settlement agreement;

•                  Utility operating and maintenance expenses increase between 3 percent and 4 percent from 2005 levels;

•                  Depreciation expense increases approximately $50 million to $60 million, excluding decommissioning;

•                  Decommissioning accruals increase approximately $20 million, reflecting recent regulatory decisions in Minnesota and Wisconsin;

•      No material incremental accruals related to the SPS wholesale FERC complaint;

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

•                  The effective tax rate for continuing operations is approximately 24 percent to 26 percent; and

•                  Average common stock and equivalents total approximately 429 million shares, based on the “If Converted” method for convertible notes.

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

Manufactured Gas Plant Insurance Coverage Litigation (NSP-Wisconsin) — In October 2003, NSP-Wisconsin initiated discussions with its insurers regarding the availability of insurance coverage for costs associated with the remediation of four former MGP sites located in Ashland, Chippewa Falls, Eau Claire, and LaCrosse, Wis. In lieu of participating in discussions, on Oct. 28, 2003, two of NSP-Wisconsin’s insurers, St. Paul Fire & Marine Insurance Co. and St. Paul Mercury Insurance Co., commenced litigation against NSP-Wisconsin in Minnesota state district court. On Nov. 12, 2003, NSP-Wisconsin commenced suit in Wisconsin state circuit court against St. Paul Fire & Marine Insurance Co. and its other insurers. Subsequently, the Minnesota court enjoined NSP-Wisconsin from pursuing the Wisconsin litigation.  Although the Wisconsin action has not been dismissed, the January 2007 trial date has been adjourned and has not been rescheduled.  Trial in the Minnesota action is scheduled to commence on Nov. 6, 2006.

NSP-Wisconsin has entered into confidential settlements with St. Paul Mercury Insurance Company, St. Paul Fire and Marine

Insurance Company and the Phoenix Insurance Company (“St. Paul Companies”), and these insurers have been dismissed from the Minnesota and Wisconsin actions.  These settlements will not have a material effect on Xcel Energy’s financial results.

NSP-Wisconsin has reached settlements in principle with Admiral Insurance Company; Associated Electric & Gas Insurance Services Limited; Allstate Insurance Co; Compagnie Europeene D’Assurances Industrielles S.A.; Fireman’s Fund Insurance Company; INSCO, Ltd. (on its own behalf and on behalf of the insurance companies subscribing per Britamco, Ltd.); certain Underwriters at Lloyd’s, London and certain London Market Insurance Companies (“London Market Insurers”) and General Reinsurance Corporation.  These settlements will not have a material effect on Xcel Energy’s financial results.

On April 17, 2006, the London Market Insurers, together with other insurers, moved for summary judgment on choice of law and allocation of damages.  The motion is scheduled for hearing on August 3, 2006.  On June 19, 2006, certain insurers filed additional motions for summary judgment on various coverage issues, including choice of law, allocation of damages, justiciability, election of contract, late notice, legal fees and costs, lost policies, and pollution exclusion.  These motions are scheduled for hearing on Sept. 11 and 12, 2006.

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

Cornerstone Propane Partners, L.P. et al. vs. e prime inc. et al. — On Feb. 2, 2004, a purported class action complaint was filed in the U.S. District Court for the Southern District of New York against e prime and three other defendants by Cornerstone Propane Partners, L.P., Robert Calle Gracey and Dominick Viola on behalf of a class who purchased or sold one or more New York Mercantile Exchange natural gas futures and/or options contracts during the period from Jan. 1, 2000, to Dec. 31, 2002. The complaint alleges that defendants manipulated the price of natural gas futures and options and/or the price of natural gas underlying those contracts in violation of the Commodities Exchange Act. In February 2004, the plaintiff requested that this action be consolidated with a similar suit involving Reliant Energy Services. In February 2004, defendants, including e prime, filed motions to dismiss. In September 2004, the U.S. District Court denied the motions to dismiss.  On Jan. 25, 2005, plaintiffs filed a motion for class certification, which defendants opposed.   On Sept. 30, 2005, the U.S. District Court granted plaintiffs’ motion for class certification. On Oct. 17, 2005, defendants filed a petition with the U.S. Court of Appeals for the Second Circuit challenging the class certification.  On Dec. 5, 2005, e prime reached a tentative settlement with the plaintiffs that received final court approval in May 2006.  The settlement was paid by e prime and it did not have a material financial impact on Xcel Energy.

Item 1A. Risk Factors

Xcel Energy’s are documented in Item 1A of Part I of its 2005 Annual Report on Form 10-K, which is incorporated herein by reference.  There have been no material changes to the risk factors.

Item 4. Submission of Matters to a Vote of Security Holders

Xcel Energy’s Annual Meeting of Shareholders was held on May 17, 2006, for the purpose of voting on the matters listed below.  Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there were no solicitations in opposition to management’s solicitations.  All of management’s nominees for directors as listed in the proxy statement were elected.  The voting results are as follows:

1.               Proposal to elect eleven directors:

Election of Director	Shares Voted For	Withheld Authority
C. Coney Burgess	331,942,548	12,490,470
Fredric W. Corrigan	332,355,072	12,077,946
Richard K. Davis	332,361,640	12,071,378
Roger R. Hemminghaus	332,074,636	12,358,382
A. Barry Hirschfeld	332,094,147	12,338,871
Richard C. Kelly	331,361,775	13,071,243
Douglas E. Leatherdale	329,989,130	14,443,888
Albert F. Moreno	332,542,660	11,890,358
Dr. Margaret R. Preska	331,046,870	13,386,148
A. Patricia Sampson	331,006,278	13,426,740
Richard R. Truly	332,201,273	12,231,745

2.               Proposal to ratify the appointment of Deloitte & Touche LLP as Xcel Energy Inc.’s principal accountants for 2006:

Shares Voted For	Shares Voted Against	Shares Abstained
335,472,666	4,897,790	4,062,562

3.               Shareholder Proposal:  Separate roles of Chairman of the Board and CEO:

Shares Voted For	Shares Voted Against	Shares Abstained	Broker No Vote
84,675,986	149,832,961	7,663,451	102,260,620

Item 6. Exhibits

The following Exhibits are filed with this report:

4.01

Supplemental Indenture, dated June 1, 2006, between Xcel Energy Inc. and Wells Fargo Bank, National Association, as Trustee. (Exhibit 4.01 to Xcel Energy Inc. Form 8-K (file no. 001-03034) dated June 6, 2006).

4.02

Supplemental Indenture, dated May 1, 2006, between Northern States Power Co. (a Minnesota corporation) and BNY Midwest Trust Company, as successor Trustee. (Exhibit 4.01 to NSP-Minnesota Form 8-K (file no. 001-31387) dated May 18, 2006).

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

August 3, 2006