Form 10-Q
period 2007-03-31
XCEL ENERGY INC
filed 2007-04-27
CIK 72903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 17, 2007
Common Stock, $2.50 par value	408,915,475 shares

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(Thousands of Dollars, Except Per Share Data)	2007	2006

Operating revenues
Electric utility	$1,815,803	$1,845,872
Natural gas utility	927,422	1,018,140
Nonregulated and other	20,437	24,092
Total operating revenues	2,763,662	2,888,104

Operating expenses
Electric fuel and purchased power – utility	979,571	994,695
Cost of natural gas sold and transported – utility	740,782	850,425
Cost of sales – nonregulated and other	6,025	8,230
Other operating and maintenance expenses – utility	461,264	435,246
Other operating and maintenance expenses – nonregulated	6,303	5,564
Depreciation and amortization	213,413	202,660
Taxes (other than income taxes)	78,176	78,535
Total operating expenses	2,485,534	2,575,355

Operating income	278,128	312,749

Interest and other income (expense), net (see Note 10)	816	(384)
Allowance for funds used during construction – equity	7,576	3,784

Interest charges and financing costs
Interest charges – (includes other financing costs of $6,271 and $6,212, respectively)	127,303	119,374
Allowance for funds used during construction – debt	(7,206)	(6,373)
Total interest charges and financing costs	120,097	113,001

Income from continuing operations before income taxes	166,423	203,148
Income taxes	47,909	53,336
Income from continuing operations	118,514	149,812
Income from discontinued operations, net of tax (see Note 3)	1,197	1,486
Net income	119,711	151,298
Dividend requirements on preferred stock	1,060	1,060
Earnings available to common shareholders	$118,651	$150,238

Weighted average common shares outstanding (thousands)
Basic	408,003	404,125
Diluted	432,054	427,461
Earnings per share – basic
Income from continuing operations	$0.29	$0.37
Discontinued operations	—	—
Earnings per share – basic	$0.29	$0.37
Earnings per share – diluted
Income from continuing operations	$0.28	$0.36
Discontinued operations	—	—
Earnings per share – diluted	$0.28	$0.36

Cash dividends declared per common share	$0.22	$0.22

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Thousands of Dollars)

	Three Months Ended March 31,
	2007	2006

Operating activities
Net income	$119,711	$151,298
Remove income from discontinued operations	(1,197)	(1,486)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	222,733	209,518
Nuclear fuel amortization	11,554	11,856
Deferred income taxes	43,060	(38,505)
Amortization of investment tax credits	(2,427)	(2,451)
Allowance for equity funds used during construction	(7,576)	(6,004)
Undistributed equity in earnings of unconsolidated affiliates	(695)	(746)
Share-based compensation expense	4,469	5,484
Net realized and unrealized hedging and derivative transactions	41,763	6,485
Changes in operating assets and liabilities:
Accounts receivable	(57,237)	69,651
Accrued unbilled revenues	(6,542)	217,887
Inventories	118,475	152,724
Recoverable purchased natural gas and electric energy costs	179,028	169,914
Other current assets	8,296	1,829
Accounts payable	(147,135)	(335,628)
Net regulatory assets and liabilities	(7,620)	(23,092)
Other current liabilities	82,007	90,783
Change in other noncurrent assets	(16,881)	9,299
Change in other noncurrent liabilities	(621)	24,190
Operating cash flows provided by (used in) discontinued operations	16,201	(16,034)
Net cash provided by operating activities	599,366	696,972

Investing activities
Utility capital/construction expenditures	(482,410)	(320,419)
Allowance for equity funds used during construction	7,576	6,004
Purchase of investments in external decommissioning fund	(149,841)	(4,339)
Proceeds from the sale of investments in external decommissioning fund	138,993	5,399
Nonregulated capital expenditures and asset acquisitions	(135)	(231)
Change in restricted cash	2,381	5,922
Other investments	4,959	10,003
Investing cash flows provided by discontinued operations	—	42,377
Net cash used in investing activities	(478,477)	(255,284)

Financing activities
Short-term borrowings – net	108,200	(96,456)
Proceeds from issuance of long-term debt	—	193,918
Repayment of long-term debt, including reacquisition premiums	(101,208)	(444,787)
Early participation payments on debt exchange (see Note 8)	(4,859)	—
Proceeds from issuance of common stock	4,509	2,008
Dividends paid	(91,683)	(87,786)
Net cash used in financing activities	(85,041)	(433,103)

Net increase in cash and cash equivalents	35,848	8,585
Net increase (decrease) in cash and cash equivalents - discontinued operations	(8,303)	1,126
Cash and cash equivalents at beginning of year	37,458	72,196
Cash and cash equivalents at end of quarter	$65,003	$81,907
Supplemental disclosure of cash flow information
Cash paid for interest (net of amounts capitalized)	$110,606	$95,959
Cash paid for income taxes (net of refunds received)	4,230	559
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$50,162	$72,477
Supplemental disclosure of non-cash financing transactions:
Issuance of common stock for reinvested dividends and 401(k) plans	$30,600	$29,931

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of Dollars)

	March 31, 2007	Dec. 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$65,003	$37,458
Accounts receivable, net of allowance for bad debts of $36,712 and $36,689, respectively	920,921	833,293
Accrued unbilled revenues	520,842	514,300
Materials and supplies inventories	165,567	158,721
Fuel inventories	96,707	95,651
Natural gas inventories	125,441	251,818
Recoverable purchased natural gas and electric energy costs	79,572	258,600
Derivative instruments valuation	71,656	101,562
Prepayments and other	206,306	205,743
Current assets held for sale and related to discontinued operations	126,706	177,040
Total current assets	2,378,721	2,634,186
Property, plant and equipment, at cost:
Electric utility plant	19,497,989	19,367,671
Natural gas utility plant	2,869,420	2,846,435
Common utility and other property	1,453,243	1,439,020
Construction work in progress	1,679,519	1,425,484
Total property, plant and equipment	25,500,171	25,078,610
Less accumulated depreciation	(9,822,356)	(9,670,104)
Nuclear fuel, net of accumulated amortization: $1,249,471 and $1,237,917, respectively	157,560	140,152
Net property, plant and equipment	15,835,375	15,548,658
Other assets:
Nuclear decommissioning fund and other investments	1,295,959	1,279,573
Regulatory assets	1,127,272	1,189,145
Prepaid pension asset	597,586	586,712
Derivative instruments valuation	425,314	437,520
Other	142,532	135,746
Noncurrent assets held for sale and related to discontinued operations	176,736	146,806
Total other assets	3,765,399	3,775,502
Total assets	$21,979,495	$21,958,346

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$236,290	$336,411
Short-term debt	734,500	626,300
Accounts payable	949,487	1,101,270
Taxes accrued	297,038	252,384
Dividends payable	92,021	91,685
Derivative instruments valuation	63,297	83,944
Other	372,997	347,809
Current liabilities held for sale and related to discontinued operations	9,963	25,478
Total current liabilities	2,755,593	2,865,281
Deferred credits and other liabilities:
Deferred income taxes	2,295,882	2,256,599
Deferred investment tax credits	119,167	121,594
Asset retirement obligations	1,381,680	1,361,951
Regulatory liabilities	1,373,552	1,364,657
Pension and employee benefit obligations	695,204	704,913
Derivative instruments valuation	468,377	483,077
Customer advances	303,227	302,168
Other liabilities	152,809	119,633
Noncurrent liabilities held for sale and related to discontinued operations	7,285	5,473
Total deferred credits and other liabilities	6,797,183	6,720,065
Minority interest in subsidiaries	1,214	1,560
Commitments and contingent liabilities (see Note 6)
Capitalization:
Long-term debt	6,452,274	6,449,638
Preferred stockholders’ equity - authorized 7,000,000 shares of $100 par value; outstanding shares: 1,049,800	104,980	104,980
Common stockholders’ equity - authorized 1,000,000,000 shares of $2.50 par value; outstanding shares: March 31, 2007 – 408,860,716; December 31, 2006 – 407,296,907	5,868,251	5,816,822
Total liabilities and equity	$21,979,495	$21,958,346

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(UNAUDITED)
(Thousands)

	Common Stock Issued
	Shares	Par Value	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Common Stockholders’ Equity
Three months ended March 31, 2007 and 2006

Balance at Dec. 31, 2005	403,387	$1,008,468	$3,956,710	$562,138	$(132,061)	$5,395,255
Net income				151,298		151,298
Net derivative instrument fair value changes during the period, net of tax of $11,083 (see Note 9)					18,000	18,000
Unrealized gain - marketable securities, net of tax of $13					22	22
Comprehensive income for the period						169,320
Dividends declared:
Cumulative preferred stock				(1,060)		(1,060)
Common stock				(87,093)		(87,093)
Issuances of common stock	1,700	4,251	27,831			32,082
Share-based compensation			10,087			10,087
Balance at March 31, 2006	405,087	$1,012,719	$3,994,628	$625,283	$(114,039)	$5,518,591

Balance at Dec. 31, 2006	407,297	$1,018,242	$4,043,657	$771,249	$(16,326)	$5,816,822
FIN 48 adoption				2,207		2,207
Net income				119,711		119,711
Changes in unrecognized amounts of pension and retiree medical benefits, net of tax of $125					487	487
Net derivative instrument fair value changes during the period, net of tax of $(1,888) (see Note 9)					(800)	(800)
Unrealized gain - marketable securities, net of tax of $2					4	4
Comprehensive income for the period						119,402
Dividends declared:
Cumulative preferred stock				(1,060)		(1,060)
Common stock				(90,959)		(90,959)
Issuances of common stock	1,564	3,910	12,262			16,172
Share-based compensation			5,667			5,667
Balance at March 31, 2007	408,861	$1,022,152	$4,061,586	$801,148	$(16,635)	$5,868,251

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Xcel Energy Inc. and its subsidiaries (collectively, Xcel Energy) as of March 31, 2007, and Dec. 31, 2006; the results of its operations and changes in common stockholders’ equity for the three months ended March 31, 2007 and 2006; and its cash flows for the three months ended March 31, 2007 and 2006. Due to the seasonality of Xcel Energy’s electric and natural gas sales, such interim results are not necessarily an appropriate base from which to project annual results.

1.          Significant Accounting Policies

Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2006, appropriately represent, in all material respects, the current status of accounting policies, and are incorporated herein by reference.

Income Taxes — Consistent with prior periods and upon adoption of Financial Accounting Standard Board (FASB) Interpretation No. 48 – “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, Xcel Energy records interest and penalties related to income taxes as interest charges in the Consolidated Statements of Income.

Reclassifications — Certain amounts in the Consolidated Statements of Cash Flows have been reclassified from prior-period presentation to conform to the 2007 presentation. The reclassifications reflect to the presentation of unbilled revenue, recoverable purchased natural gas and electric energy costs and regulatory assets and liabilities and share-based compensation expense as separate items rather than components of other assets and other liabilities within net cash provided by operating activities. In addition, activity related to derivative transactions have been combined into net realized and unrealized hedging and derivative transactions. These reclassifications did not affect total net cash provided by (used in) operating, investing or financing activities within the Consolidated Statements of Cash Flows.

2.          Recently Issued Accounting Pronouncements

Fair Value Measurements (SFAS 157) — In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) 157, which provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Fair value measurements are disclosed by level within that hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after Nov. 15, 2007. Xcel Energy is evaluating the impact of SFAS 157 on its financial condition and results of operations and does not expect the impact of adoption to be material.

The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (SFAS 159) —  In February 2007, the FASB issued SFAS 159, which provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items, for which the fair value option has been elected, in earnings at each subsequent reporting date. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for fiscal years beginning after Nov. 15, 2007. Xcel Energy is evaluating the impact of SFAS 159 on its financial condition and results of operations and does not expect the impact of adoption to be material.

3.          Discontinued Operations

A summary of the subsidiaries presented as discontinued operations is discussed below. Results of operations for divested businesses and the results of businesses held for sale are reported for all periods presented on a net basis as discontinued operations. In addition, the assets and liabilities of the businesses divested and held for sale in 2007 and 2006 have been reclassified to assets and liabilities held for sale in the accompanying Consolidated Balance Sheets.

Assets held for sale are valued on an asset-by-asset basis at the lower of carrying amount or fair value less costs to sell. In applying those provisions, management considered cash flow analyses, bids and offers related to those assets and businesses. Assets held for sale are not depreciated.

Regulated Utility Segments

Cheyenne Light, Fuel and Power Company (Cheyenne), which was sold in 2005, had an impact on Xcel Energy’s financial statements in 2006 relating to tax adjustments.

Nonregulated Subsidiaries— All Other Segments

Seren Innovations Inc., NRG Energy, Inc., e prime, Xcel Energy International, Utility Engineering, and Quixx, which were all sold in 2006 or earlier, continue to have activity and balances reflected on Xcel Energy’s financial statements as reported in the tables below.

Summarized Financial Results of Discontinued Operations

(Thousands of dollars)	Utility Segments	All Other	Total

Three months ended March 31, 2007
Operating revenues	$—	$36	$36
Operating and other income	—	(233)	(233)
Pretax income from operations of discontinued components	—	269	269
Income tax benefit	—	(928)	(928)
Net income from discontinued operations	$—	$1,197	$1,197

Three months ended March 31, 2006
Operating revenues	$—	$2,830	$2,830
Operating and other expenses	11	4,633	4,644
Pretax loss from operations of discontinued components	(11)	(1,803)	(1,814)
Income tax benefit	(1,179)	(2,121)	(3,300)
Net income from discontinued operations	$1,168	$318	$1,486

The major classes of assets and liabilities held for sale and related to discontinued operations are as follows:

(Thousands of dollars)	March 31, 2007	Dec. 31, 2006

Cash	$17,426	$25,729
Accounts receivables, net	938	421
Deferred income tax benefits	93,543	144,740
Other current assets	14,799	6,150
Current assets held for sale and related to discontinued operations	$126,706	$177,040
Net property, plant and equipment	44	174
Deferred income tax benefits	147,718	144,564
Other noncurrent assets	28,974	2,068
Noncurrent assets held for sale and related to discontinued operations	$176,736	$146,806
Accounts payable	1,457	1,560
Other current liabilities	8,506	23,918
Current liabilities held for sale and related to discontinued operations	$9,963	$25,478
Other noncurrent liabilities	7,285	5,473
Noncurrent liabilities held for sale and related to discontinued operations	$7,285	$5,473

4.              Income Taxes

Corporate-Owned Life Insurance (COLI) — In April 2004, Xcel Energy filed a lawsuit against the U.S. government in the U.S. District Court for the District of Minnesota to establish its right to deduct the interest expense that had accrued during tax years 1993 and 1994 on policy loans related to its COLI policies that insured certain lives of Public Service Company of Colorado (PSCo). These policies are owned by PSR Investments, Inc. (PSRI), a wholly owned subsidiary of PSCo.

After Xcel Energy filed this suit, the Internal Revenue Service (IRS) sent two statutory notices of deficiency of tax, penalty and interest for 1995 through 1999. Xcel Energy has filed U.S. Tax Court petitions challenging those notices. Xcel Energy anticipates the dispute relating to its interest expense deductions will be resolved in the refund suit that is pending in the Minnesota Federal District Court and the Tax Court petitions will be held in abeyance pending the outcome of the refund litigation. In the third quarter of 2006, Xcel Energy also received a statutory notice of deficiency from the IRS for tax years 2000 through 2002 and timely filed a Tax Court petition challenging the denial of the COLI interest expense deductions for those years.

On May 5, 2006, Xcel Energy filed a second motion for summary judgment. On Aug. 18, 2006, the U.S. government filed a second motion for summary judgment. On Feb. 14, 2007, the Magistrate Judge issued a report to the District Court Judge concerning both motions. In the report, the Magistrate Judge recommended both motions be denied due to fact issues in dispute. Both parties filed objections to the recommendations. On March 23, 2007, Xcel Energy received a decision from the District Court Judge essentially adopting the Magistrate Judge’s recommendation denying both sides’ motions for summary judgment and reconfirming the July 24, 2007, trial date.

Xcel Energy believes that the tax deduction for interest expense on the COLI policy loans is in full compliance with the tax law. Accordingly, PSRI has not recorded any provision for income tax or related interest or penalties, and has continued to take deductions for interest expense on policy loans on its income tax returns for subsequent years. The litigation could take two to three years to reach final resolution. Defense of Xcel Energy’s position may require significant cash outlays, which may or may not be recoverable in a court proceeding. The ultimate resolution of this matter is uncertain and could have a material adverse effect on Xcel Energy’s financial position, results of operations and cash flows.

Should the IRS ultimately prevail on this issue, tax and interest payable through March 31, 2007, would reduce earnings by an estimated $437 million. Xcel Energy has received formal notification that the IRS will seek penalties. If penalties (plus associated interest) also are included, the total estimated exposure through March 31, 2007, is estimated to be approximately $520 million. If COLI interest expense deductions were no longer available, first quarter 2007 earnings would have decreased by $12 million, after tax, or 3 cents per share.

Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48) — In July 2006, the FASB issued FASB Interpretation No. (FIN) 48. FIN 48 prescribes how a company should recognize, measure, present and disclose uncertain tax positions that the company has taken or expects to take in its income tax returns. FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on its effective date. As required, Xcel Energy adopted FIN 48 as of Jan. 1, 2007 and the initial derecognition amounts were reported as a cumulative effect of a change in accounting principle. The cumulative effect of the change, which is reported as an adjustment to the beginning balance of retained earnings, was not material. Following implementation, the ongoing recognition of changes in measurement of uncertain tax positions will be reflected as a component of income tax expense.

Xcel Energy files a consolidated federal income tax return; state tax returns based on income in its major operating jurisdictions of Colorado, Minnesota, Texas, and Wisconsin, and various other state income-based tax returns.

Xcel Energy has been audited by the IRS through tax year 2003, with a limited exception for 2003 research tax credits. The IRS commenced an examination of Xcel Energy’s federal income tax returns for 2004 and 2005 (and research credits for 2003) in the third quarter of 2006, and that examination is anticipated to be complete by March 31, 2008. As of March 31, 2007, the IRS had not proposed any material adjustments. However, Xcel Energy is currently in litigation with the federal government to establish its right to deduct interest expense on COLI policy loans incurred since 1993 (see discussion of COLI above). All COLI tax benefits continue to be recognized in full. As of March 31,2007, Xcel Energy’s 2000 through 2002 federal income tax returns remain open under applicable statutes of limitations.

Xcel Energy is also currently under examination by the state of Colorado for years 1993 through 1996 and 2000 through 2004, the state of Minnesota for years 1998 through 2000, and the state of Wisconsin for years 2002 through 2005. No material adjustments have been proposed as of March 31, 2007. As of March 31, 2007, Xcel Energy’s earliest open tax years in which an audit can be initiated by state taxing authorities in its major operating jurisdictions are as follows:

•       Colorado -1993

•       Minnesota - 1998

•       Texas-2002, and

•       Wisconsin - 2002

The amount of unrecognized tax benefits was $47.3 million and  $50.1 million on Jan. 1, 2007 and March 31, 2007, respectively. Of these amounts, $43.2 million and $45.9 million were offset against the tax benefits associated with net operating loss and tax credit carryovers as of Jan. 1, 2007 and March 31, 2007, respectively.

Included in the unrecognized tax benefit balance was $17.4 million and $18.0 million of tax positions on Jan. 1, 2007 and March 31, 2007, respectively, which if recognized would affect the annual effective tax rate. In addition, the unrecognized tax benefit balance included $29.9 million and $32.1 million of tax positions on Jan. 1, 2007 and March 31, 2007, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The change in the unrecognized tax benefit balance from Jan. 1, 2007 to March 31, 2007, was due to the addition of similar uncertain tax positions relating to first quarter activity.

Xcel Energy’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS and state tax audits progress. However, at this time due to the nature of the audit process, it is not reasonably possible to estimate a range of the possible change.

The interest expense liability related to unrecognized tax benefits on Jan. 1, 2007, was not material due to net operating loss and tax credit carryovers. The change in the interest expense liability from Jan. 1, 2007, to March 31, 2007, was not material. No amounts were accrued for penalties.

5.          Rate Matters

NSP-Minnesota

Pending and Recently Concluded Regulatory Proceedings — Federal Energy Regulatory Commission (FERC)

Midwest Independent Transmission System Operator, Inc. (MISO) Long-Term Transmission Pricing — In October 2005, MISO filed a proposed change to its Transmission and Energy Markets Tariff (TEMT) to regionalize future cost recovery of certain high voltage (345 kilovolts (KV)) transmission projects to be constructed for reliability improvements. The proposal, called the Regional Expansion Criteria Benefits phase I (RECB I) proposal, would recover 20 percent of eligible transmission costs from all transmission service customers in the MISO 15 state region, with 80 percent recovered on a sub-regional basis. The proposal would exclude certain projects that had been planned prior to the October 2005 filing, and would require new generators to fund 50 percent of the cost of network upgrades associated with their interconnection. In February 2006, the FERC generally approved the RECB I proposal, but set the 20 percent limitation on regionalization for additional proceedings. Various parties filed requests for rehearing. On Nov. 29, 2006, the FERC issued an order on rehearing upholding the February 2006 order and approving the 20 percent limitation. On Dec. 13, 2006, the Public Service Commission of Wisconsin (PSCW) filed an appeal of the RECB I order.

In addition, in October 2006, MISO filed additional changes to its TEMT to regionalize future recovery of certain transmission projects (230 KV and above) constructed to provide access to lower cost generation supplies. The filing, known as Regional Expansion Criteria Benefits phase II (RECB II), would provide regional recovery of 20 percent of the project costs and sub-regional recovery of 80 percent, based on a benefits analysis. MISO proposed that the RECB II tariff be effective April 1, 2007. Initial comments were filed at the FERC on Dec. 22, 2006. The date FERC will take initial action is not known.

Transmission service rates in the MISO region presently use a rate design in which the transmission cost depends on the location of the load being served. Costs of existing transmission facilities are not regionalized. MISO is required to file a replacement rate methodology in August 2007, to be effective Feb. 1, 2008. It is possible MISO will propose to regionalize the recovery of the costs of existing transmission facilities.

On March 15, 2007, the FERC issued orders separately upholding the Nov. 29, 2006 order accepting the RECB I pricing proposal, and approving most aspects of the RECB II proposal. However, the FERC ordered MISO to re-examine the cost allocation for existing facilities, new reliability improvements and economic projects in the Aug. 2007 compliance filing.

Proposals to regionalize transmission costs could shift the costs of Northern States Power Co., a Minnesota corporation (NSP-Minnesota) and Northern States Power Co., a Wisconsin corporation (NSP-Wisconsin) transmission investments to other MISO transmission service customers, but would also shift the costs of transmission investments of other participants in MISO to NSP-Minnesota and NSP-Wisconsin.

Revenue Sufficiency Guarantee Charges — On April 25, 2006, the FERC issued an order determining that MISO had incorrectly applied its TEMT regarding the application of the revenue sufficiency guarantee (RSG) charge to certain transactions. The FERC ordered MISO to resettle all affected transactions retroactive to April 1, 2005. The RSG charges are collected from certain MISO customers and paid to others. On Oct. 26, 2006, the FERC issued an order granting rehearing in part and reversed the prior ruling requiring MISO to issue retroactive refunds and ordered MISO to submit a compliance filing to implement prospective changes. In late November 2006, however, certain parties filed further requests for rehearing challenging the reversal regarding refunds.

On March 15, 2007, the FERC issued orders separately denying rehearing of the Oct. 26, 2006 order and rejecting certain aspects of the MISO compliance filings submitted on Nov. 26 and 27, 2006. The FERC ordered MISO to submit a revised compliance filing . As a result of the FERC order, Xcel Energy reduced the $6.1 million reserve to $1.9 million as of March 31, 2007.

Pending and Recently Concluded Regulatory Proceedings — Minnesota Public Utilities Commission (MPUC)

NSP-Minnesota Electric Rate Case — In November 2005, NSP-Minnesota requested an electric rate increase of $168 million or 8.05 percent. This increase was based on a requested 11 percent return on common equity (ROE), a projected common equity to total capitalization ratio of 51.7 percent and a projected electric rate base of $3.2 billion. On Dec. 15, 2005, the MPUC authorized an interim rate increase of $147 million, subject to refund, which became effective on Jan. 1, 2006.

On Sept. 1, 2006, the MPUC issued a written order granting an electric revenue increase of approximately $131 million for 2006 based on an authorized ROE of 10.54 percent. The scheduled rate increase will be reduced in 2007 to $115 million to reflect the return of Flint Hills Resources, a large industrial customer, to the NSP-Minnesota system. The MPUC approved the wholesale margin settlement in which NSP-Minnesota returns most margins from unused generating capacity back to customers through the Fuel clause adjustment (FCA). NSP-Minnesota is allowed to earn an incentive on sales related to ancillary service obligations. The MPUC Order became effective in November 2006, and final rates were implemented on Feb. 1, 2007.

On March 13, 2007, a citizen intervenor submitted a brief asking that the Minnesota Court of Appeals remand to the MPUC with direction to; determine the correct amount of income tax collected in rates but not paid to taxing authorities; order the refund or credit to ratepayers of that part of taxes collected in rates but not paid; order the refund to ratepayers of the amount of interim rates collected in January and February of 2006 in violation of the previous merger order and provide other equitable relief. NSP-Minnesota and the MPUC submitted reply briefs on April 26, 2007.

NSP-Minnesota Natural Gas Rate Case — In November 2006, NSP-Minnesota filed a request with the MPUC to increase Minnesota natural gas rates by $18.5 million, which represents an increase of 2.4 percent. The request is based on 11.0 percent ROE, a projected equity ratio of 51.98 percent and a natural gas rate base of $439 million. Interim rates, subject to refund, were set at a $15.9 million increase and went into effect on Jan. 8, 2007.

On March 9, 2007, various intervenors filed testimony in the Minnesota natural gas rate case.

•                     The Minnesota Department of Commerce (MDOC) recommended a rate increase of $8.5 million based on a ROE of 9.71 percent.

•                     The Office of Attorney General (OAG) recommended a ROE of 9.26 percent.

On April 10, 2007, Xcel Energy filed its rebuttal testimony and revised its requested relief to $16.8 million. The revised requested was caused primarily by an updated ROE estimate of 10.75 percent and an update to the sales forecast.

On April 24, 2007 the MDOC filed surrebuttal testimony recommending a rate increase of $10.9 million based on an updated ROE of 9.5 percent. The OAG filed surrebuttal testimony that continued to recommend a 9.26 percent ROE and made reference to the fact that Xcel Energy’s consolidated taxes are significantly lower than those requested for recovery, but made no specific recommendations on this issue.

The remainder of the schedule for the Minnesota natural gas rate case is listed below:

• Evidentiary Hearing	May 1-4, 2007
• ALJ Report	July 9, 2007
• MPUC Order	Sept. 10, 2007

North Dakota Gas Rate Case — In December 2006, NSP-Minnesota filed a request with the North Dakota Public Service Commission (NDPSC) to increase North Dakota natural gas rates by $2.8 million, an increase of 3.0 percent. The request is based on 11.3 percent return on equity, a projected equity ratio of 51.59 percent and a natural gas rate base of $46.6 million. Interim rates, subject to refund, were set at a $2.2 million increase and went into effect on Feb. 13, 2007. On April 24, 2007, NSP-Minnesota and the NDPSC staff filed a settlement agreement under which NSP-Minnesota would receive a $2.3 million rate increase, an increase in residential customer charge from $15.69 to $18.60 and a residential rate through Dec. 31, 2009. A decision is expected in the summer of 2007.

MISO Day 2 Market Cost Recovery — On Dec. 20, 2006, the MPUC issued an order ruling that NSP-Minnesota may recover all MISO Day 2 costs, except Schedules 16 and 17, through its FCA. NSP-Minnesota is refunding Schedule 16 and 17 costs recovered through the FCA in 2005 ($2.2. million) to customers through the FCA in equal monthly installments beginning March 2007. NSP-Minnesota is recovering 50 percent of Schedule 16 and 17 costs starting in 2006 in the final rates established in the 2005 electric rate case. NSP-Minnesota is allowed to defer 100 percent of the Schedule 16 and 17 costs not included in rates for a three-year period before starting the amortization. The MPUC ruling on Schedules 16 and 17 costs will have no impact on net income in 2007. On April 9, 2007, the OAG filed an appeal of the MPUC order to the Minnesota Court of Appeals. NSP-Minnesota plans to intervene in the appeal and urge the court to uphold the MPUC order. The date for a court decision in the appeal is not known.

Transmission Cost Recovery — Since December 2004, NSP-Minnesota has recovered certain transmission costs related to wind generation projects through a Renewable Cost Recovery (RCR) rider. In November 2006, the MPUC approved the replacement of the RCR rider with a Transmission Cost Recovery (TCR) rider pursuant to 2005 legislation. The TCR mechanism would allow recovery of incremental transmission investments between rate cases. On Oct. 27, 2006, NSP-Minnesota filed for approval of recovery of $14.7 million in 2007 under the TCR tariff. The RCR rate factors will remain in effect until the TCR factors are implemented. On March 8, 2007, the MPUC voted to approve the recommendation of the MDOC to allow recovery of $13.1 million in 2007, but ruled $1.6 million of costs should be allocated to wholesale transmission service customers. This ruling will reduce recovery in Minnesota electric rates by $1.6 million in 2007.

Fixed Bill Complaint — In January 2007, the OAG filed a complaint with the MPUC regarding the fixed monthly gas payment programs of NSP-Minnesota and another unaffiliated natural gas utility. This program generally allows customers to elect a fixed monthly payment for natural gas service that will not change for one year regardless of changes in natural gas costs or consumption due to weather. The complaint seeks termination of the program or modification, and seeks interim relief that would allow customers to exit the program. The MPUC has sought comments on the appropriate procedures for addressing the complaint. NSP-Minnesota filed comments seeking to address this complaint through discussions with the OAG, rather than litigation. On April 19, 2007, the MPUC determined that there was sufficient evidence to open an investigation and opened separate dockets for each utility. The MPUC postponed its decision on the OAG’s request for interim relief pending filings from both utilities that identify the amount of stranded costs that would occur if participants were allowed to exit the fixed bill programs prior to the end of the program year. It is expected that the matter will come back before the MPUC during the second quarter to address the issue of interim relief.

Mercury Cost Recovery — On Dec. 29, 2006, NSP-Minnesota requested approval of a Mercury Emissions Reduction Rider tariff and associated rate adjustments. The request is designed to recover approximately $5.4 million during 2007 from Minnesota electric retail customers for costs associated with implementing both the mercury and other environmental improvement portions of the Mercury Emissions Reduction Act of 2006. NSP-Minnesota expects the MPUC to act upon this request in the second quarter of 2007.

Annual Automatic Adjustment Report for 2005 — On Sept. 2, 2006 NSP-Minnesota filed its annual automatic adjustment report for the period from July 1, 2005 through June 30, 2006, which is the basis for the MPUC review of charges that flow through the FCA mechanism. The MDOC filed comments on April 18, 2007 noting that NSP-Minnesota had not demonstrated the reasonableness of its cost assignment of certain market energy charges from the MISO Day 2 market between daily sales of excess generation and native energy needs. The MDOC indicated that NSP-Minnesota could provide additional support for its methodology in its reply comments, which are due on May 18, 2007.

NSP-Wisconsin

Pending and Recently Concluded Regulatory Proceedings — FERC

Wholesale Rate Case Application — On July 31, 2006, NSP-Wisconsin filed a rate case at the FERC requesting a base rate increase of approximately $4 million, or 15 percent, for its ten wholesale municipal electric sales customers. NSP-Wisconsin’s wholesale customers are currently served under a bundled full requirements tariff, with rates based on embedded costs, and a monthly fuel cost adjustment clause (FCAC). NSP-Wisconsin proposes to unbundle transmission service and revise the FCAC to reflect current FERC regulatory policies, the advent of MISO operations and the MISO Day 2 energy market. In August 2006, all ten customers filed a joint protest of the rate case, requesting the increase be suspended until March 1, 2007, and the request be set for litigated hearings. On Sept. 28, 2006, the FERC issued an order accepting the filing, suspending the effective date of the rates to March 1, 2007, and setting the filing for hearing and settlement judge procedures. In February 2007, NSP-Wisconsin reached a settlement with customers that provides for full cost recovery of MISO Day 2 and renewable energy costs through the FCAC and a $2.4 million base rate increase. On April 13, 2007, a motion was approved to implement the settlement rate increase on an interim basis, effective March 1, 2007. Approval of the settlement is pending final FERC action.

Pending and Recently Concluded Regulatory Proceedings — Public Service Commission of Wisconsin (PSCW)

MISO Cost Recovery — On June 29, 2006, the PSCW opened a proceeding to address the proper amount of MISO Day 2 deferrals that the state’s utilities should be allowed to recover and the proper method of rate recovery.

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

On Feb. 13, 2007 a hearing was held. Initial briefs and reply briefs were filed on March 13, 2007, and April 3, 2007, respectively, and a decision is pending before the PSCW. The potential impact on NSP-Wisconsin is unknown at this time but could be material. NSP-Wisconsin currently anticipates that the ultimate decision on the amount of costs to be recovered in rates could be delayed until its next general rate case to be filed on June 1, 2007.

As of March 31, 2007, NSP-Wisconsin has deferred approximately $11.7 million of MISO Day 2 costs.

Fuel Cost Recovery Rulemaking — On June 22, 2006, the PSCW opened a rulemaking docket to address potential revisions to the electric fuel cost recovery rules. Wisconsin statutes prohibit the use of automatic adjustment clauses by large investor-owned electric public utilities. Instead, the statutes authorize the PSCW to approve, after a hearing, a rate increase for these utilities to allow for the recovery of costs caused by an emergency or extraordinary increase in the cost of fuel. In opening this rulemaking, the PSCW recognized the increased volatility of fuel and energy costs, citing events such as the implementation of the MISO Day 2 Market, increased demand on some fuels, increased transportation costs of some fuels, and the effects of hurricanes on the availability of some fuels. On Sept. 7, 2006, Wisconsin’s large investor-owned utilities, including NSP-Wisconsin, jointly filed proposed revisions to the rules. The utilities’ proposal incorporates a plan year forecast and an after-the-fact reconciliation to eliminate regulatory lag, and ensure recovery of prudently incurred costs. On Nov. 3, 2006, a coalition of customer and intervenor groups submitted a counter proposal that included only minor revisions to the existing rules. On Feb. 1, 2007, the utilities filed a revised proposal to reflect input from the PSCW staff. Attorneys for the customer intervenors and the utilities filed legal analyses of the utilities’ proposed rule changes on March 7, 2007 and March 15, 2007, respectively. A decision on this matter is pending. At this time it is not certain what, if any, changes to the existing rules will be recommended by the PSCW.

PSCo

Pending and Recently Concluded Regulatory Proceedings — Colorado Public Utilities Commission (CPUC)

Natural Gas Rate Case — On Dec. 1, 2006, PSCo filed with the CPUC, a request to increase natural gas rates by $41.9 million, representing an overall increase of 2.96 percent, primarily related to capital investments and rising operating costs. The request assumes a common equity ratio of 60.17 percent and a ROE of 11 percent. The jurisdictional rate base is approximately $1.1 billion.

On April 6, 2007, the CPUC staff and the Colorado Office of Consumer Council (OCC) filed answer testimony to PSCo’s requested increase in revenue requirements. The CPUC staff recommended an overall revenue increase of $30.5 million, based on a 10 percent ROE and a 60.17 percent common equity ratio. The CPUC staff recommended one significant adjustment to PSCo’s request associated with the ROE request. The CPUC staff also raised policy concerns regarding PSCo’s partial decoupling proposal, but concluded that they neither supported nor opposed decoupling.

The OCC recommended an overall revenue decrease of $4.8 million related to three major adjustments. First, they recommended an ROE of 9 percent assuming a 60.17 percent common equity ratio. Second, they proposed a consolidated income tax adjustment, the effect of which is a revenue requirement decrease of $11.9 million. Third, they proposed an adjustment to depreciation and amortization expense, resulting in a revenue requirement decrease of $10.5 million. The OCC also recommended the disallowance of annual incentive compensation costs of $1.2 million, the revision of the weather normalization of test-year revenues, the rejection of PSCo’s partial decoupling proposal, and policy changes regarding PSCo’s line extension policy.

Rebuttal and cross-answer testimony is due on May 11, 2007, with hearings scheduled to begin on June 4, 2007. It is anticipated that the CPUC will act on the request such that the rates ultimately approved will become effective in the third quarter of 2007.

SPS

Pending and Recently Concluded Regulatory Proceedings — FERC

Wholesale Rate Complaints — In November 2004, Golden Spread Electric, Lyntegar Electric, Farmer’s Electric, Lea County Electric, Central Valley Electric and Roosevelt County Electric, wholesale cooperative customers of Southwestern Public Service Co., a New Mexico corporation (SPS), filed a rate complaint at the FERC. The complaint alleged that SPS’ rates for wholesale service were excessive and that SPS had incorrectly calculated monthly fuel cost adjustments contained in SPS’ wholesale rate schedules. Among other things, the complainants asserted that SPS was not properly calculating the fuel costs that are eligible for recovery to reflect fuel costs recovered from certain wholesale sales to other utilities, and that SPS had inappropriately allocated average fuel and purchased power costs to other of SPS’ wholesale customers, effectively raising the fuel costs charges to complainants. Cap Rock Energy Corporation (Cap Rock), another full-requirements customer, Public Service Company of New Mexico (PNM) and Occidental Permian Ltd. and Occidental Power Marketing, L.P. (Occidental) intervened in the proceeding.

On May 24, 2006, a FERC administrative law judge (ALJ) issued an initial recommended decision in the proceeding. The FERC will review the initial recommendation and issue a final order. SPS and others have filed exceptions to the ALJ’s initial recommendation. The FERC’s order may or may not follow any of the ALJ’s recommendation. In the recommended decision, the ALJ found that SPS should recalculate its wholesale fuel and purchased economic energy cost adjustment clause (FCAC) billings for the period beginning Jan. 1, 1999, to reduce the fuel and purchased power costs recovered from the complaining customers by allocating incremental fuel costs incurred by SPS in making wholesale sales of system firm capacity and associated energy to other firm customers at market-based rates during this period based on the view that such sales should be treated as opportunity sales.

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

SPS has evaluated all sales made from Jan. 1, 1999, to Dec. 31, 2005. While SPS believes it should ultimately prevail in this proceeding; however, if the FERC were to adopt the majority of the ALJ’s recommendations, SPS’ refund exposure could be approximately $50 million. FERC action is pending. Additionally, SPS has entered into settlement discussions with the wholesale cooperative customers. During the three months ended March 31, 2007, SPS recognized an additional accrual based upon current estimates of  this potential liability.

Wholesale Power Base Rate Application — On Dec. 1, 2005, SPS filed for a $2.5 million increase in wholesale power rates to certain electric cooperatives. On Jan. 31, 2006, the FERC conditionally accepted the proposed rates for filing, and the $2.5 million power rate increase became effective on July 1, 2006, subject to refund. The FERC also set the rate increase request for hearing and settlement judge procedures. The case is presently in the settlement judge procedures and an agreement in principle has been reached for base rates for the full-requirements customers and PNM. One other wholesale customer has not settled. On Sept. 7, 2006, the offer of settlement with respect to the full-requirements customer was filed for approval and on Sept. 19, 2006, the offer of settlement with respect to PNM was filed for approval. Subsequent to filing rebuttal testimony, on March 29, 2007, SPS and the remaining wholesale customer entered into settlement negotiations. The current hearing schedule has been postponed.

Pending and Recently Concluded Regulatory Proceedings —  Public Utility Commission of Texas (PUCT)

Texas Retail Base Rate And Fuel Reconciliation Case — On May 31, 2006, SPS filed a Texas retail electric rate case requesting an increase in annual revenues of approximately $48 million, or 6.0 percent. The rate filing was based on a historical test year, an electric rate base of $943 million, a requested ROE of 11.6 percent and a common equity ratio of 51.1 percent.

In addition, SPS submitted a fuel reconciliation filing, which requested approval of approximately $957 million of Texas-jurisdictional fuel and purchased power costs for 2004 through 2005. The combined case was transferred to the Texas Office of Administrative Hearing. As a part of the fuel reconciliation case, fuel and purchased energy costs, which are recovered in Texas through a fixed-fuel and purchased energy recovery factor as a part of SPS’ retail electric rates, were reviewed.

On March 27, 2007, SPS and various intevernors filed a unanimous stipulation agreement related to the Texas retail rate case as well as the fuel reconciliation portion of the proceeding. The agreement includes the following terms:

•                     The settlement provides for an annual base rate increase of $23 million, or approximately 3 percent.

•                     The settlement is a “black box” agreement, with no stipulated ROE or capital structure.

•                     The settlement disallows approximately $27 million of SPS’ 2004 and 2005 fuel expense.

•                     An additional $2.3 million will be deducted from the company’s next fuel reconciliation filing to be made in 2008, associated with the 2006-2007 fuel reconciliation period.

•                     All of SPS’ existing long-term firm and interruptible capacity wholesale sales will be assigned system average cost for purposes of Texas retail ratemaking, except for sales to El Paso Electric (EPE), which will be determined by the PUCT separately.

•                     If the PUCT determines incremental fuel cost assignment related to the EPE contract is appropriate, the settlement provides that the fuel disallowance is limited to an annual amount of $6.3 million per year, from the date of the PUCT’s order through 2008.

•                     The settlement also creates standards for cost assignment that would apply to future wholesale sale transactions, and establishes margin sharing of market based wholesale demand revenues.

•                     If SPS files a general rate case in 2008, the settlement would allow for an interim rate increase associated with a purchased power agreement with Lea Power Partners of approximately $1.5 million per month from the date of commercial operations. Interim rates would be subject to a true-up based on the outcome of the rate case proceeding and actual capacity costs incurred.

An estimated settlement allowance and reserve was established in 2006 and prior periods, which approximated the settled amounts of previously deferred or recovered fuel expense; therefore, no additional expense associated with the fuel reconciliation portions of the settlement was recognized in the quarter. On March 27, 2007, the ALJ approved SPS’ request to implement the $23 million base rate increase, effective April 2007, on an interim basis until the PUCT acts on the stipulation. It is expected that the PUCT will consider the settlement at the same time as it considers the EPE wholesale cost assignment, which is likely to occur in the second quarter of 2007.

Pending and Recently Concluded Regulatory Proceedings — New Mexico Public Regulation Commission (NMPRC)

New Mexico Fuel Factor Continuation Filing — On Aug. 18, 2005, SPS filed with the NMPRC requesting continuation of the use of SPS’ fuel and purchased power cost adjustment clause (FPPCAC) and current monthly factor cost recovery methodology. This filing was required by NMPRC rule. Testimony has been filed in the case by staff and intervenors objecting to SPS’ assignment of system average fuel costs to certain wholesale sales and the inclusion of certain purchased power capacity and energy payments in the FPPCAC. The testimony also proposed limits on SPS’ future use of the FPPCAC. Related to these issues some intervenors have requested disallowances for past periods, which in the aggregate total approximately $45 million. Other issues in the case include the treatment of renewable energy certificates and sulfur dioxide allowance credit proceeds in relation to SPS’ New Mexico retail fuel and purchased power recovery clause. A hearing was held in April 2006, and the hearing examiner’s recommended decision and a NMPRC decision is expected in the second quarter of 2007. During the three months ended March 31, 2007, SPS recognized an additional accrual based upon current estimates of  this potential liability.

6. Commitments and Contingent Liabilities

The circumstances set forth in Notes 13, 14 and 15 to the consolidated financial statements in Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2006 and Notes 4, 5 and 7 to the consolidated financial statements in this Quarterly Report on Form 10-Q appropriately represent, in all material respects, the current status of other commitments and contingent liabilities, including those regarding public liability for claims resulting from any nuclear incident, and are incorporated herein by reference. The following include unresolved contingencies that are material to Xcel Energy’s financial position.

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

Estimates are revised as facts become known. At March 31, 2007, the liability for the cost of remediating these sites was estimated to be $29.4 million, of which $4.0 million was considered to be a current liability. Some of the cost of remediation may be recovered from:

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

On Sept. 5, 2002, the Ashland site was placed on the National Priorities List (NPL). A determination of the scope and cost of the remediation of the Ashland site is not currently expected until late 2007 or 2008 following the submission of the remedial investigation report and feasibility study in 2007. NSP-Wisconsin continues to work with the Wisconsin Department of Natural Resources (WDNR) to access state and federal funds to apply to the ultimate remediation cost of the entire site. In November 2005, the Environmental Protection Agency (EPA) Superfund Innovative Technology Evaluation Program (SITE) accepted the Ashland site into its program. As part of the SITE program, NSP-Wisconsin proposed and the EPA accepted a site demonstration of an in situ, chemical oxidation technique to treat upland ground water and contaminated soil. The field work for the demonstration study was completed in February 2007, and the EPA is scheduled to complete its assessment this summer. In 2006, NSP-Wisconsin spent $2.0 million in the development of the work plan, the interim response action and other matters related to the site.

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

In addition to potential liability for remediation and WDNR oversight costs, NSP-Wisconsin may also have liability for natural resource damages (NRD) at the Ashland site. NSP-Wisconsin has indicated to the relevant natural resource trustees its interest in engaging in discussions concerning the assessment of natural resources injuries and in proposing various restoration projects in an effort to fully and finally resolve all NRD claims. NSP-Wisconsin is not able to estimate its potential exposure for NRD at the site, but has recorded an estimate of its potential liability based upon the minimum of its estimated range of potential exposure.

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

Third Party and Other Environmental Site Remediation

Asbestos Removal — Some of our facilities contain asbestos. Most asbestos will remain undisturbed until the facilities that contain it are demolished or renovated. Xcel Energy has recorded an estimate for final removal of the asbestos as an asset retirement obligation. See additional discussion of asset retirement obligations in Note 14 to the Xcel Energy Annual Report on Form 10-K for the year ended Dec. 31, 2006. It may be necessary to remove some asbestos to perform maintenance or make improvements to other equipment. The cost of removing asbestos as part of other work is immaterial and is recorded as incurred as operating expenses for maintenance projects, capital expenditures for construction projects or removal costs for demolition projects.

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

Other Environmental Requirements

Clean Air Interstate Rule — In March 2005, the EPA issued the Clean Air Interstate Rule (CAIR)  to further regulate SO2 and nitrogen oxide (NOx) emissions. The objective of CAIR is to cap emissions of SO2 and NOx in the eastern United States, including Minnesota, Texas and Wisconsin, which are within Xcel Energy’s service territory. Xcel Energy generating facilities in other states are not affected. CAIR addresses the transportation of fine particulates, ozone and emission precursors to nonattainment downwind states. CAIR has a two-phase compliance schedule, beginning in 2009 for NOx and 2010 for SO2, with a final compliance deadline in 2015 for both emissions. Under CAIR, each affected state will be allocated an emissions budget for SO2 and NOX that will result in significant emission reductions. It will be based on stringent emission controls and forms the basis for a cap-and-trade program. State emission budgets or caps decline over time. States can choose to implement an emissions reduction program based on the EPA’s proposed model program, or they can propose another method, which the EPA would need to approve.

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

Clean Air Mercury Rule — In March 2005, the EPA issued the Clean Air Mercury Rule (CAMR), which regulates mercury emissions from power plants for the first time. The EPA’s CAMR  uses a national cap-and-trade system, where compliance may be achieved by either adding mercury controls or purchasing allowances or a combination of both and is designed to achieve a 70 percent reduction in mercury emissions. It affects all coal- and oil-fired generating units across the country that are greater than 25 MW. Compliance with this rule occurs in two phases, with the first phase beginning in 2010 and the second phase in 2018. States will be allocated mercury allowances based on coal type and their baseline heat input relative to other states. Each electric generating unit will be allocated mercury allowances based on its percentage of total coal heat input for the state. Similar to the CAIR states can choose to implement an emissions reduction program based on the EPA’s proposed model program, or they can propose another method, which the EPA would need to approve.

Xcel Energy continues to evaluate the strategy for complying with CAMR. NSP-Minnesota currently estimates that it can comply through capital investments in emission controls or purchase of emission “allowances” from other utilities making reductions on their systems. Estimating the cost of compliance with CAMR is difficult because technologies specifically designed for control of mercury are in the early stages of development and there is no established market on which to base the cost of mercury allowances. NSP-Minnesota’s preliminary analysis for phase I compliance suggests capital costs of approximately $21.9 million for the mercury control equipment and continuous monitoring equipment at A.S. King, Sherburne County (Sherco) and Black Dog generating facilities. The analysis indicates increased operating and maintenance expenses of approximately $22.9 million, beginning in 2010. Additional costs will be incurred to meet phase II requirements in 2018. Recent testing indicates that NSP-Wisconsin facilities will be low mass mercury emitters: therefore, compliance with CAMR is not expected to require mercury controls or purchases of allowances. In February 2007, the Colorado Air Quality Control Commission passed a mercury rule. The rule was based on a negotiated rule that was agreed upon by participating environmental groups, utilities, local government coalitions, and the CAPCD. The rule requires controls to be installed at Pawnee Station in 2012 and all other Colorado units by 2014. Xcel Energy is evaluating the emission controls required to meet the new rule and is currently unable to provide a capital cost estimate. SPS continues to evaluate the strategy for complying with CAMR and estimates capital costs of $14.5 million for mercury control equipment.

Minnesota Mercury Legislation — On May 2, 2006, the Minnesota Legislature enacted the Mercury Emissions Reduction Act of 2006 (Act) providing a process for plans, implementation and cost recovery for utility efforts to curb mercury emissions at certain power plants. For Xcel Energy, the Act covers units at the A. S. King and Sherco generating facilities. Under the Act, Xcel Energy must install, maintain and operate continuous mercury emission monitoring systems or other monitoring methods approved by the Minnesota Pollution Control Agency (MPCA) at these units by July 1, 2007. The information obtained will be used to establish a baseline from which to measure mercury emission reductions. Mercury emission reduction plans must be filed by utilities by Dec. 31, 2007 (dry scrubbed units) and Dec. 31, 2009 (wet scrubbed units) that propose to implement technologies most likely to reduce emissions by 90 percent. Implementation would occur by Dec. 31, 2009 for one of the dry scrubbed units, Dec. 31, 2010 for the remaining dry scrubbed unit and Dec. 31, 2014 for wet scrubbed units. The cost of controls will be determined as part of the engineering analysis portion of the mercury reduction plans and is  currently estimated at $21.5 million for the mercury control and continuous monitoring equipment and increased operating and maintenance expenses of approximately $22.9 million, beginning in 2010. These costs are also included above as part of the total cost estimate to comply with CAMR. Utilities subject to the Act may also submit plans to address non-mercury pollutants subject to federal and state statutes and regulations, which became effective after Dec. 31, 2004. Cost recovery provisions of the Act also apply to these other environmental initiatives. On Sept. 15, 2006, NSP-Minnesota filed a request with the MPUC for deferred accounting of up to $6.3 million of certain environmental improvement costs that are expected to be recoverable under the Act. On Jan. 11, 2007, the MPUC approved this request for deferred accounting with a cap of $6.3 million.

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

Federal Clean Water Act — The federal Clean Water Act requires the EPA to regulate cooling water intake structures to assure that these structures reflect the “best technology available” for minimizing adverse environmental impacts. In July 2004, the EPA published phase II of the rule, which applies to existing cooling water intakes at steam-electric power plants. Several lawsuits were filed against the EPA in the United States Court of Appeals for the Second Circuit challenging the phase II rulemaking. On Jan. 25, 2007, the court issued its decision and remanded virtually every aspect of the rule to the EPA for reconsideration. The EPA announced on March 20, 2007, it will suspend the deadlines and refer any implementation to each state’s best professional judgment until the EPA is able to fully respond to the court-ordered remands. As a result, the rule’s compliance requirements and associated deadlines are currently unknown. It is not possible to provide an accurate estimate of the overall cost of this rulemaking at this time due to the many uncertainties involved.

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

Arandell vs. e prime, Xcel Energy, NSP-Wisconsin et al. —  In February 2007, a complaint was filed alleging that NSP-Wisconsin, Xcel Energy and e prime, among others, engaged in fraud and anticompetitive activities in conspiring to restrain the trade of natural gas and manipulate natural gas prices. The plaintiffs seek a declaration that contracts for natural gas entered into between Jan. 1, 2000 and Oct. 31, 2002 are void, that they are entitled to repayment for amounts paid for natural gas during that time period, and that treble damages are appropriate. The case was filed in the Wisconsin State Court (Dane County), and then removed to U.S. District Court for the Western District of Wisconsin. The plaintiffs have filed a motion to remand the matter to state court. NSP-Wisconsin, together with the other defendants, intend to oppose the motion for remand and seek dismissal of all claims.

Heartland Regional Medical Center vs. e prime, Xcel Energy et al. — In March 2007, a complaint was filed in the Circuit Court of Buchanan County, Missouri on behalf of a purported class of natural gas purchasers alleging that defendants, including e prime and Xcel Energy, engaged in a conspiracy and falsely reported natural gas trades in an effort to artificially raise natural gas prices. The complaint alleges restraint of trade, price manipulation, and violation of Missouri’s antitrust laws. e prime and Xcel Energy deny the allegations and, together with the other defendants, intend to seek dismissal of all claims.

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

Payne et al. vs. PSCo et al. — In late October 2003, there was a wildfire in Boulder County, Colorado. There was no loss of life, but there was property damage associated with this fire. On Oct. 28, 2005, an action against PSCo relating to this fire was filed in Boulder County District Court. There are 22 plaintiffs, including individuals, the City of Jamestown and two companies, and three co-defendants, including PSCo. Plaintiffs asserted that a tree falling into PSCo distribution lines may have caused the fire. The matter was ultimately settled in March 2007 and  the settlement did not have a material effect on Xcel Energy’s financial results.

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

Fru-Con Construction Corporation vs. Utility Engineering (UE) et al. — On March 28, 2005, Fru-Con Construction Corporation (Fru-Con) commenced a lawsuit in U.S. District Court for the Eastern District of California against UE and the Sacramento Municipal Utility District (SMUD) for damages allegedly suffered during the construction of a natural gas-fired, combined-cycle power plant in Sacramento County. Fru-Con’s complaint alleges that it entered into a contract with SMUD to construct the power plant and further alleges that UE was negligent with regard to the design services it furnished to SMUD. UE denies this claim and intends to vigorously defend itself. Because this lawsuit was commenced prior to the April 8, 2005, closing of the sale of UE to Zachry, Xcel Energy is obligated to indemnify Zachry for damages related to this case up to $17.5 million. Pursuant to the terms of its professional liability policy, UE is insured up to $35 million. On June 1, 2005, UE filed a motion to dismiss Fru-Con’s complaint. A hearing concerning this motion was held on July 18, 2005, with the court taking the matter under advisement. On Aug. 4, 2005, the court granted UE’s motion to dismiss. Because SMUD remains a defendant in this action, the court has not entered a final judgment subject to an appeal with respect to its order to dismiss UE from the lawsuit.

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

MGP Insurance Coverage Litigation — In October 2003, NSP-Wisconsin initiated discussions with its insurers regarding the availability of insurance coverage for costs associated with the remediation of four former MGP sites located in Ashland, Chippewa Falls, Eau Claire, and LaCrosse, Wis. In lieu of participating in discussions, on Oct. 28, 2003, two of NSP-Wisconsin’s insurers, St. Paul Fire & Marine Insurance Co. and St. Paul Mercury Insurance Co., commenced litigation against NSP-Wisconsin in Minnesota state district court. On Nov. 12, 2003, NSP-Wisconsin commenced suit in Wisconsin state circuit court against St. Paul Fire & Marine Insurance Co. and its other insurers. Subsequently, the Minnesota court enjoined NSP-Wisconsin from pursuing the Wisconsin litigation. Although the Wisconsin action has not been dismissed, the January 2007 trial date was adjourned and has not been rescheduled.

NSP-Wisconsin has entered into confidential settlements with St. Paul Mercury Insurance Company, St. Paul Fire and Marine Insurance Company and the Phoenix Insurance Company (St. Paul Companies), Associated Electric & Gas Insurance Services Limited, Fireman’s Fund Insurance Company, INSCO, Ltd. (on its own behalf and on behalf of the insurance companies subscribing per Britamco, Ltd.), Allstate Insurance Company, Admiral Insurance Company; certain underwriters at Lloyd’s, London and certain London Market Insurance Companies (London Market Insurers), and Compagnie Europeene D’ Assurances Industrielles S.A. These insurers have been dismissed from the Minnesota and Wisconsin actions. These settlements are not expected to have a material effect on Xcel Energy’s financial results.

NSP-Wisconsin has reached settlements in principle with General Reinsurance Corporation and First State and Twin City Fire Insurance Companies. These settlements are not expected to have a material effect on Xcel Energy’s financial results.

On Oct. 6, 2006, the trial court issued a memorandum and order on various summary judgment motions. The court ruled that Minnesota law on allocation applies and ordered dismissal, without prejudice, of 15 carriers whose coverage would not be triggered under such an allocation method. The court denied the insurers’ motions for summary judgment on the sudden and accidental and absolute pollution exclusions; late notice; legal expenses and costs; certain specific lost policies; and miscellaneous coverage issues under several individual policies. The court granted the motions of Fidelity and Casualty Insurance Company and Continental Insurance Company related to certain specific lost policies. On Oct. 13, 2006, the trial court denied NSP-Wisconsin’s request for leave to file a motion for reconsideration of the court’s allocation decision. The Nov. 6, 2006 trial date was also adjourned to allow for additional discovery and potential motions in light of the Minnesota Supreme Court’s recent allocation decision in Wooddale Builders, Inc. v. Maryland Casualty Company, 722 N. W.2d 283 (Minn. 2006). The insurers have moved for summary judgement based upon

Wooddale Builders. At the court’s request, the parties have submitted additional briefs on the choice of law issue. A hearing on these issues has been scheduled for May 21, 2007. The trial has been set for a four-week period commencing on July 16, 2007. The PSCW has established a deferral process whereby clean-up costs associated with the remediation of former MGP sites are deferred and, if approved by the PSCW, recovered from ratepayers. Carrying charges associated with these clean-up costs are not subject to the deferral process and are not recoverable from ratepayers. Any insurance proceeds received by NSP-Wisconsin will operate as a credit to ratepayers, therefore, these lawsuits are not expected to have a material effect on Xcel Energy’s financial results.

Other Contingencies

•       Tax Matters — See Note 4 to the consolidated financial statements for discussion of exposures regarding the tax deductibility of corporate-owned life insurance loan interest; and

•       Guarantees — See Note 7 to the consolidated financial statements for discussion of exposures under various guarantees.

7. Short-Term Borrowings and Other Financing Instruments

Short-Term Borrowings

At March 31, 2007, Xcel Energy and its subsidiaries had approximately $734.5 million of short-term debt outstanding at a weighted average interest rate of 5.43 percent.

Guarantees

Xcel Energy provides various guarantees and bond indemnities supporting certain of its subsidiaries. The guarantees issued by Xcel Energy guarantee payment or performance by its subsidiaries under specified agreements or transactions. As a result, Xcel Energy’s exposure under the guarantees is based upon the net liability of the relevant subsidiary under the specified agreements or transactions. Most of the guarantees issued by Xcel Energy limit the exposure of Xcel Energy to a maximum amount stated in the guarantees. On March 31, 2007, Xcel Energy had issued guarantees of up to $75.2 million with $17.5 million of known exposure under these guarantees. In addition, Xcel Energy provides indemnity protection for bonds issued for itself and its subsidiaries. The total amount of bonds with this indemnity outstanding as of March 31, 2007, was approximately $111.1 million. The total exposure of this indemnification cannot be determined at this time. Xcel Energy believes the exposure to be significantly less than the total amount of bonds outstanding.

8. Debt Exchange

On March 30, 2007, Xcel Energy settled an exchange offer for up to $350 million aggregate principal amount of its 7 percent Senior Notes, Series due 2010 (the Old Notes). Xcel Energy accepted approximately $241.4 million aggregate principal amount of its Old Notes in exchange for approximately $254.0 million aggregate principal amount of a new series of 5.613 percent senior notes due April 1, 2017 (the New Notes). The $12.6 million non-cash increase in the aggregate principal amount was a result of financing the premium associated with the exchange. In addition, Xcel Energy paid the following amounts in cash: (i) approximately $4.8 million to certain investors as an early participation payment for Old Notes validly tendered prior to 5:00 p.m., New York City time, on March 13, 2007 and accepted for exchange; (ii) approximately $57,000 in cash in lieu of New Notes; and (iii) accrued and unpaid interest to, but not including, the settlement date with respect to the Old Notes accepted for exchange.

The New Notes were issued only to holders of Old Notes that certified certain matters to Xcel Energy, including their status as either “qualified institutional buyers,” as that term is defined in Rule 144A under the Securities Act of 1933, or persons other than “U.S. persons,” as that term is defined in Rule 902 under the Securities Act of 1933. The New Notes were issued with a registration rights agreement.

In accordance with the Emerging Issues Task Force Issue No. 96-19 (EITF 96-19), Debtor’s Accounting for a Modification or Exchange of Debt Instruments, this transaction was accounted for as an exchange. As such, the fees paid to the bondholders have been associated with the replacement debt instruments and, along with the existing unamortized discount, will be amortized as an adjustment of interest expense over the remaining term of the replacement debt instruments. Also, as required by EITF 96-19, the fees paid to third parties were expensed as incurred and $1.7 million was included in interest charges and other financing costs in the Consolidated Statements of Income.

9. Derivative Valuation and Financial Impacts

Xcel Energy and its subsidiaries use a number of different derivative instruments in connection with their utility operations, short-term wholesale and commodity trading activities, including forward contracts, futures, swaps and options. These derivative instruments are utilized in connection with various commodity prices, certain energy related products, including emission allowances and renewable energy credits, and interest rates. All derivative instruments not qualifying for the normal purchases and normal sales exception, as defined by SFAS 133-”Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133), are recorded at fair value. The presentation of these derivative instruments is dependent on the designation of a qualifying hedging relationship. The adjustment to fair value of derivative instruments not designated in a qualifying hedging relationship is reflected in current earnings or as a regulatory balance. This classification is dependent on the applicability of specific regulation. This includes certain instruments used to mitigate market risk for the utility operations and all instruments related to the commodity trading operations. The designation of a cash flow hedge permits the classification of fair value to be recorded within Other Comprehensive Income, to the extent effective. The designation of a fair value hedge permits a derivative instrument’s gains or losses to offset the related results of the hedged item in the Consolidated Statements of Income.

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

As of March 31, 2007, Xcel Energy and its utility subsidiaries had various commodity-related contracts designated as cash flow hedges extending through 2009. The fair value of these cash flow hedges is recorded in either Other Comprehensive Income or deferred as a regulatory asset or liability. This classification is based on the regulatory recovery mechanisms in place. Amounts deferred in these accounts are recorded in earnings as the hedged purchase or sales transaction is settled. This could include the purchase or sale of energy or energy-related products, the use of natural gas to generate electric energy or gas purchased for resale.

As of March 31, 2007, Xcel Energy had no amounts in Accumulated Other Comprehensive Income related to commodity cash flow hedge contracts that are expected to be recognized in earnings during the next 12 months as the hedged transactions settle.

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

As of March 31, 2007, Xcel Energy had net gains of approximately $0.1 million in Accumulated Other Comprehensive Income related to interest rate cash flow hedge contracts that are expected to be recognized in earnings during the next 12 months.

Gains or losses on hedging transactions for the sales of energy or energy-related products are recorded as a component of revenue, hedging transactions for fuel used in energy generation are recorded as a component of fuel costs, hedging transactions for gas purchased for resale are recorded as a component of gas costs and interest rate hedging transactions are recorded as a component of interest expense. Certain utility subsidiaries are allowed to recover in electric or gas rates the costs of certain financial instruments purchased to reduce commodity cost volatility. There was an immaterial amount of ineffectiveness in the first quarter of 2007.

The impact of qualifying cash flow hedges on Xcel Energy’s Accumulated Other Comprehensive Income, included in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income, is detailed in the following table:

	Three months ended March 31,
(Millions of dollars)	2007	2006

Accumulated other comprehensive income (loss) related to cash flow hedges at Jan. 1	$2.2	$(8.8)
After-tax net unrealized gains (losses) related to derivatives accounted for as hedges	(0.5)	16.8
After-tax net realized losses (gains) on derivative transactions reclassified into earnings	(0.3)	1.2
Accumulated other comprehensive income related to cash flow hedges at March 31	$1.4	$9.2

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

Xcel Energy and its subsidiaries also enter into certain commodity-based derivative transactions, not included in trading operations, which do not qualify for hedge accounting treatment. These derivative instruments are accounted for on a mark-to-market basis in accordance with SFAS 133.

Normal Purchases or Normal Sales Contracts

Xcel Energy’s utility subsidiaries enter into contracts for the purchase and sale of various commodities for use in their business operations. SFAS 133 requires a company to evaluate these contracts to determine whether the contracts are derivatives. Certain contracts that meet the definition of a derivative may be exempted from SFAS 133 as normal purchases or normal sales. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. In addition, normal purchases and normal sales contracts must have a price based on an underlying that is clearly and closely related to the asset being purchased or sold. An underlying is a specified interest rate, security price, commodity price, foreign exchange rate, index of prices or rates, or other variable, including the occurrence or nonoccurrence of a specified event, such as a scheduled payment under a contract.

Xcel Energy evaluates all of its contracts when such contracts are entered to determine if they are derivatives and, if so, if they qualify to meet the normal designation requirements under SFAS 133, as amended. None of the contracts entered into within the commodity trading operations qualify for a normal designation.

Normal purchases and normal sales contracts are accounted for as executory contracts.

10. Detail of Interest and Other Income (Expense), Net

Interest and other income, net of nonoperating expenses, for the three months ended March 31 consists of the following:

	Three months ended March 31,
(Thousands of dollars)	2007	2006

Interest income	$4,791	$4,079
Equity income in unconsolidated affiliates	1,078	1,186
Other nonoperating income	620	1,506
Minority interest income	134	50
Interest expense on corporate-owned life insurance, net of increase in cash surrender value	(5,775)	(5,581)
Other nonoperating expense	(32)	(1,624)
Total interest and other income (expense), net	$816	$(384)

11. Common Stock and Equivalents

Xcel Energy has common stock equivalents consisting of convertible senior notes and stock options. The dilutive impacts of common stock equivalents affected earnings per share as follows for the three months ending March 31:

	Three months ended March 31, 2007			Three months ended March 31, 2006
(Amounts in thousands, except per share amounts)	Income	Shares	Per-share Amount	Income	Shares	Per-share Amount
Income from continuing operations	$118,514			$149,812
Less: Dividend requirements on preferred stock	(1,060)			(1,060)
Basic earnings per share:
Income from continuing operations	117,454	408,003	$0.29	148,752	404,125	$0.37
Effect of dilutive securities:
$ 230 million convertible debt	3,044	18,647		2,895	18,654
$ 57.5 million convertible debt	762	4,663		724	4,663
401(k) equity awards	—	611		—	—
Stock options	—	130		—	19
Diluted earnings per share:
Income from continuing operations and assumed conversions	$121,260	432,054	$0.28	$152,371	427,461	$0.36

12. Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three months ended March 31,
	2007	2006	2007	2006
(Thousands of dollars)	Pension Benefits		Postretirement Health Care Benefits

Service cost	$16,485	$16,434	$1,701	$1,837
Interest cost	39,598	39,509	13,603	13,183
Expected return on plan assets	(65,891)	(66,481)	(7,618)	(6,268)
Amortization of transition obligation	—	—	3,611	3,645
Amortization of prior service cost (credit)	6,487	7,427	(545)	(545)
Amortization of net loss	3,867	4,511	4,994	6,523
Net periodic benefit cost	546	1,400	15,746	18,375
Credits not recognized due to the effects of regulation	2,680	2,425	—	—
Additional cost recognized due to the effects of regulation	—	—	973	973
Net benefit cost recognized for financial reporting	$3,226	$3,825	$16,719	$19,348

13. Segment Information

Xcel Energy has the following reportable segments: Regulated Electric Utility, Regulated Natural Gas Utility and All Other. Commodity trading operations performed by regulated operating companies are not a reportable segment. Commodity trading results are included in the Regulated Electric Utility segment.

(Thousands of dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
Three months ended March 31, 2007
Operating revenues from external customers	$1,815,803	$927,422	$20,437	$—	$2,763,662
Intersegment revenues	329	4,388	—	(4,717)	—
Total revenues	$1,816,132	$931,810	$20,437	$(4,717)	$2,763,662
Income (loss) from continuing operations	$72,135	$56,921	$10,780	$(21,322)	$118,514
Three months ended March 31, 2006
Operating revenues from external customers	$1,845,872	$1,018,140	$24,092	$—	$2,888,104
Intersegment revenues	162	2,539	—	(2,701)	—
Total revenues	$1,846,034	$1,020,679	$24,092	$(2,701)	$2,888,104
Income (loss) from continuing operations	$109,951	$45,219	$7,934	$(13,292)	$149,812

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

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including the availability of credit and its impact on capital expenditures and the ability of Xcel Energy and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by Xcel Energy and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; actions of accounting regulatory bodies; the items described under Factors Affecting Results of Continuing Operations; and the other risk factors listed from time to time by Xcel Energy in reports filed with the SEC, including “Risk Factors” in Item 1A of Xcel Energy’s Form 10-K for the year ended Dec. 31, 2006 and Exhibit 99.01 to this report on Form 10-Q for the quarter ended March 31, 2007.

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

Discontinued operations consist of Cheyenne, Seren Innovations Inc., NRG Energy, Inc., e prime, Xcel Energy International, Utility Engineering, and Quixx, which were all sold in 2006 or earlier.

See Note 3 to the consolidated financial statements for a further discussion of discontinued operations.

	Three months ended March 31,
Contribution to Earnings (Millions of dollars)	2007	2006

GAAP income (loss) by segment
Regulated electric utility segment income — continuing operations	$72.1	$110.0
Regulated natural gas utility segment income — continuing operations	56.9	45.2
Other utility results (a)	10.4	6.9
Utility segment income — continuing operations	139.4	162.1

Holding company costs and other results	(20.9)	(12.3)
Income — continuing operations	118.5	149.8

Regulated utility income — discontinued operations	—	1.2
Other nonregulated income — discontinued operations	1.2	0.3
Income — discontinued operations	1.2	1.5
Total GAAP income	$119.7	$151.3

	Three months ended March 31,
	2007	2006

GAAP earnings per share contribution by segment
Regulated electric utility segment — continuing operations	$0.17	$0.26
Regulated natural gas utility segment — continuing operations	0.13	0.11
Other utility results (a)	0.02	0.01
Utility segment earnings per share — continuing operations	0.32	0.38

Holding company costs and other results (a)	(0.04)	(0.02)
Total GAAP earnings per share — diluted	$0.28	$0.36

(a) Not a reportable segment. Included in All Other segment results in Note 13 to the consolidated financial statements. Other utility results, included in the earnings contribution table above, include certain subsidiaries of the utility operating companies that conduct non-utility activities. The largest of these other utility businesses is PSR Investments, Inc., a subsidiary of PSCo that owns and manages life insurance policies for PSCo employees and retirees.

The following table summarizes significant components contributing to the changes in the first quarter of 2007 diluted earnings per share compared with the same period in 2006, which are discussed in more detail later.

Increase (decrease)	March 31, 2007 vs. 2006
2006 Earnings per share	$0.36

Components of Change — 2007 vs. 2006
Higher natural gas margins	0.03
Higher operating and maintenance expense	(0.04)
Higher depreciation and amortization	(0.02)
Lower short-term wholesale and commodity trading margins	(0.02)
Higher financing costs	(0.01)
Other	(0.02)
Net change in earnings per share	(0.08)

2007 Earnings per share	$0.28

Utility Segment Results

Earnings for the first quarter of 2007 were lower than last year, due to several factors including higher nuclear costs associated with the timing of plant outages, lower electric short-term wholesale and trading margins and a higher effective tax rate. In addition, following the recently announced Texas retail rate case settlement, accruals were recorded for potential settlements that are being pursued in other Southwestern Public Service Co. (SPS) jurisdictions.

The following summarizes the estimated impact of weather on regulated utility earnings per share, based on estimated temperature variations from historical averages (excluding the impact on commodity trading operations):

	Three months ended
	March 31,
	2007 vs. Normal	2006 vs. Normal	2007 vs. 2006
Retail electric	$0.01	$(0.01)	$0.02
Firm natural gas	0.00	(0.01)	0.01
Total	$0.01	$(0.02)	$0.03

Other Results — Holding Company and Other Costs

Financing Costs and Preferred Dividends – Holding company results include interest expense and preferred dividend costs, which are incurred at the Xcel Energy and intermediate holding company levels and are not directly assigned to individual subsidiaries.

Discontinued Operations

Discontinued - Utility Segments – Cheyenne, which was sold in 2005, had income tax adjustments that impacted 2006 results.

Discontinued – All Other – Seren Innovations Inc., NRG, e prime, Xcel Energy International, Utility Engineering, and Quixx, which were all sold in 2006 or earlier, have activity reflected on Xcel Energy’s financial statements.

Income Statement Analysis — First Quarter 2007 vs. First Quarter 2006

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

Xcel Energy has two distinct forms of wholesale sales, short-term wholesale and commodity trading. Short-term wholesale refers to energy-related purchase and sales activity, and the use of financial instruments associated with the fuel required for, and energy produced from, Xcel Energy’s generation assets or the energy and capacity purchased to serve native load. Commodity trading is not associated with Xcel Energy’s generation assets or the energy and capacity purchased to serve native load. Short-term wholesale and commodity trading activities are considered part of the electric utility segment.

Short-term wholesale and commodity trading margins reflect the estimated impact of regulatory sharing of margins, if applicable. Commodity trading revenues are reported net of related costs (i.e., on a margin basis) in the Consolidated Statements of Income. Commodity trading costs include purchased power, transmission, broker fees and other related costs.

The following table details the revenues and margin for base electric utility, short-term wholesale and commodity trading activities.

(Millions of dollars)	Base Electric Utility	Short- Term Wholesale	Commodity Trading	Consolidated Total

Three months ended March 31, 2007
Electric utility revenues (excluding commodity trading)	$1,752	$59	$—	$1,811
Electric fuel and purchased power	(926)	(54)	—	(980)
Commodity trading revenues	—	—	77	77
Commodity trading costs	—	—	(72)	(72)
Gross margin before operating expenses	$826	$5	$5	$836
Margin as a percentage of revenues	47.1%	8.5%	6.5%	44.3%

Three months ended March 31, 2006
Electric utility revenues (excluding commodity trading)	$1,795	$37	$—	$1,832
Electric fuel and purchased power	(969)	(26)	—	(995)
Commodity trading revenues	—	—	216	216
Commodity trading costs	—	—	(202)	(202)
Gross margin before operating expenses	$826	$11	$14	$851
Margin as a percentage of revenues	46.0%	29.7%	6.5%	41.6%

Short-term wholesale margins consist of energy-related purchase and sales activity and the use of certain financial instruments associated with the fuel required for and energy produced from Xcel Energy’s generation assets and energy and capacity purchased to serve native load. Commodity trading margins are not associated with Xcel Energy’s generation assets or the capacity and energy purchased to serve native load.

Short-term wholesale and commodity trading margins decreased approximately $15 million during the first quarter of 2007. As expected, short-term wholesale margins declined during the first quarter of 2007 due to retail sales growth, which reduced generation available for sale in the wholesale market, reductions in the availability of the coal-fired, King plant due to the Metropolitan Emission Reduction Project (MERP), and the Minnesota rate case settlement agreement to refund to customers the majority of short-term wholesale margins attributable to Minnesota jurisdiction customers starting in the latter part of 2006.

The following summarizes the components of the changes in base electric utility revenues and base electric utility margin for the three months ended March 31:

Base Electric Utility Revenues

(Millions of dollars)	2007 vs. 2006

PSCo electric retail rate increase	$27
Estimated impact of weather	12
Sales growth (excluding weather impact)	10
Transmission revenues	9
MERP rider	7
Firm wholesale	6
Fuel and purchased power cost recovery	(105)
Conservation and non-fuel revenue riders	(4)
Other	(5)
Total decrease in base electric utility revenues	$(43)

Base Electric Utility Margin

(Millions of dollars)	2007 vs. 2006

PSCo electric retail rate increase	$27
Estimated impact of weather	11
Sales growth (excluding weather impact)	10
MERP rider	7
SPS potential regulatory settlements	(13)
NSP-Wisconsin fuel and purchased power cost recovery	(10)
Other fuel cost recovery	(9)
SPS 2006 favorable fuel recovery	(7)
Transmission fee classification change	(6)
Conservation and non-fuel revenue riders (partially offset by decreased depreciation)	(4)
Other, including purchased capacity costs	(6)
Total change in base electric utility margin	$—

Base retail electric utility margins were flat compared with the prior year. Base electric revenues increased primarily due to a base rate increase in Colorado, effective Jan. 1, 2007, as well as favorable weather and moderate sales growth. This increase was offset by higher regulatory accruals related to potential settlements that are currently being pursued in certain SPS jurisdictions. In addition, the transmission fee classification changed from other operating and maintenance expenses-utility in 2006 to electric utility margin in 2007, with no impact on operating income or net income. The change resulted from an analysis conducted in conjunction with the expiration and renegotiation of certain transmission agreements, resulting in better alignment of reporting for such costs consistent with MISO classification.

Natural Gas Utility Margins

The following table details the changes in natural gas utility revenues and margin. The cost of natural gas tends to vary with changing sales requirements and the unit cost of natural gas purchases. However, due to purchased natural gas cost recovery mechanisms for sales to retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin.

	Three Months Ended March 31,
(Millions of dollars)	2007	2006

Natural gas utility revenues	$927	$1,018
Cost of natural gas sold and transported	(741)	(850)
Natural gas utility margin	$186	$168

The following summarizes the components of the changes in natural gas revenues and margin for the three months ended March 31:

Natural Gas Revenues

(Millions of dollars)	2007 vs. 2006
Estimated impact of weather on firm sales volume	$31
Interim base rate changes, subject to refund — Minnesota and North Dakota	4
Sales growth (excluding weather impact)	2
Transportation	1
Purchased gas adjustment clause recovery	(132)
Other	3
Total decrease in natural gas revenues	$(91)

Natural Gas Margin

(Millions of dollars)	2007 vs. 2006
Estimated impact of weather on firm sales volume	$10
Interim base rate changes, subject to refund — Minnesota and North Dakota	4
Sales growth (excluding weather impact)	2
Transportation	1
Other	1
Total increase in natural gas margin	$18

Non-Fuel Operating Expense and Other Costs

Other Operating and Maintenance Expenses – Utility – Other operating and maintenance expenses for the first quarter of 2007 increased by approximately $26 million, or 6.0 percent, compared with the same period in 2006. For more information see the following table:

(Millions of dollars)	Three months ended March 31, 2007 vs. 2006
Higher nuclear plant outage costs	$18
Higher combustion/hydro plant costs	7
Higher employee benefit costs	5
Higher nuclear plant operation costs	3
Transmission fee classification change	(6)
Lower information technology costs	(5)
Lower conservation incentive program costs	(2)
Other, including labor, fleet, and donations	6
Total increase in other operating and maintenance expense-utility	$26

Depreciation and Amortization – Depreciation and amortization expense increased by approximately $11 million, or 5.3 percent, for the first quarter of 2007, compared with the first quarter of 2006. The increase was primarily due to planned system expansion.

Allowance for funds used during construction, equity and debt (AFDC) – AFDC increased in total by approximately $5 million, or 45.5 percent, for first quarter 2007 when compared with the same period in 2006. The increase was due primarily to large capital projects, including MERP and Comanche 3, with long construction periods. The increase was partially offset by the current recovery from customers of the financing costs related to MERP through a MERP rider resulting in a lower recognition of AFDC.

Income taxes – Income taxes for continuing operations decreased by $5 million for the first quarter of 2007 compared with the same period in 2006. The decrease was primarily due to a decrease in pretax income. The effective tax rate for continuing operations was 28.8 percent for the first quarter of 2007, compared with 26.3 percent for the same period in 2006. The lower effective tax rate in the first quarter of 2006 was primarily due to $4 million of tax benefits for the successful resolution of various audit issues. Excluding these tax benefits, the effective rate for 2006 would have been 28.2 percent.

Factors Affecting Results of Continuing Operations

Fuel Supply and Costs

See the discussion of fuel supply and costs at Factors Affecting Results of Continuing Operations in Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2006.

Regulation

Summary of Recent Federal Regulatory Developments

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, hydro facility licensing, natural gas transportation, accounting practices and certain other activities of Xcel Energy’s utility subsidiaries. State and local agencies have jurisdiction over many of Xcel Energy’s utility activities, including regulation of retail rates and environmental matters. In addition to the matters discussed below, see Note 5 to the consolidated financial statements for a discussion of other regulatory matters.

FERC Rules Implementing Energy Policy Act of 2005 (Energy Act) —  The Energy Act repealed Public Utility Holding Company Act of 1935 effective Feb. 8, 2006. In addition, the Energy Act required the FERC to conduct several rulemakings to adopt new regulations to implement various aspects of the Energy Act. Since Aug. 2005, the FERC has completed or initiated the proceedings to modify its regulations on a number of subjects. In addition to the previous disclosure in Item 1 of Xcel Energy’s Form 10-K for the year ended Dec. 31, 2006, the FERC issued final rules making certain reliability standards mandatory and subject to potential financial penalties up to $1 million per day per violation for non-compliance effective June 1, 2007.

While Xcel Energy cannot predict the ultimate impact the new regulations will have on its operations or financial results, Xcel Energy is taking actions that are intended to comply with and implement these new rules and regulations as they become effective.

Electric Transmission Rate Regulation — The FERC also regulates the rates charged and terms and conditions for electric transmission services. FERC policy encourages utilities to turn over the functional control over their electric transmission assets and the related responsibility for the sale of electric transmission services to a Regional Transmission Organization (RTO). NSP-Minnesota and NSP-Wisconsin are members of the MISO. SPS is a member of the Southwest Power Pool, Inc. (SPP). Each RTO separately files regional transmission tariff rates for approval by the FERC. All members within that RTO are then subjected to those rates. PSCo is currently participating with other utilities in the development of WestConnect, which would provide certain regionalized transmission and wholesale energy market functions but would not be an RTO.

On Feb. 15, 2007, the FERC issued final rules adopting revisions to its 1996 open access transmission rules. The final rules are effective May 14, 2007. Xcel Energy will be required to complete several compliance actions.

In addition, in January 2007, the FERC issued interim and proposed rules to modify its 2004 standards of conduct rules for electric and natural gas transmission providers, in response to a 2006 court appeal partially vacating the rules. The proposed rules would modify the current FERC rules governing the functional separation of the Xcel Energy electric transmission function from the wholesale sales and marketing function. The proposed rules are pending final FERC action.

While Xcel Energy cannot predict the ultimate impact the new regulations will have on its operations or financial results, Xcel Energy is taking actions that are intended to comply with and implement these new rules and regulations as they become effective.

Centralized Regional Wholesale Markets — FERC rules require RTO’s to operate centralized regional wholesale energy markets. The FERC required the MISO to begin operation of a “Day 2” wholesale energy market on April 1, 2005. MISO uses security constrained regional economic dispatch and congestion management using locational marginal pricing (LMP) and Financial Transmission Rights (FTRs). The Day 2 market is intended to provide more efficient generation dispatch over the 15 state MISO region, including the NSP-Minnesota and NSP-Wisconsin systems. SPP received FERC approval to initiate an Energy Imbalance Service (EIS) market, which will provide a more limited wholesale energy market that will affect the SPS system. The SPP EIS market commenced on Feb. 1, 2007.

On Feb. 15, 2007, the MISO filed for FERC approval to establish a “Day 3” centralized regional wholesale ancillary services market (ASM) in 2008. The ASM would be co-optimized with the MISO Day 2 wholesale energy market, and is intended to provide further efficiencies in generation dispatch by allowing for regional regulation and contingency reserve services through a bid-based market mechanism. In addition, to implement the ASM, MISO would consolidate the operation of 22 existing North American Electric Reliability Council (NERC) approved balancing authorities (the entity responsible for maintaining reliable operations for a defined geographic region) into a single regional balancing authority. The ASM and balancing authority consolidation are expected to benefit NSP-Minnesota and NSP-Wisconsin integrated operation by reducing the total cost of intermittent generation resources such as wind energy. The ASM and balancing authority consolidation proposals are pending FERC action.

Other Regulatory Matters — NSP-Minnesota

Excelsior Energy Inc. (Excelsior) —  In December 2005, Excelsior, an independent energy developer, filed a power purchase agreement with the MPUC seeking a declaration by the MPUC that NSP-Minnesota be compelled to enter into a power purchase agreement and purchase the output from each of two integrated gas combined cycle (IGCC) plants to be located in northern Minnesota as part of the Mesaba Energy Project. Excelsior filed this petition making claims pursuant to Minnesota statutes relating to an Innovative Energy Project and Clean Energy Technology. NSP-Minnesota opposed the petition.

The MPUC referred this matter to a contested case hearing to develop the facts and issues that must be resolved to act on Excelsior’s petition, including development of price information. The contested case proceeding considered a 603 megawatt (MW) unit in phase I and a second 603 MW unit in phase II of the Mesaba Energy Project.

On April 12, 2007, NSP-Minnesota received the ALJ’s findings regarding phase I of the contested case. The findings were filed with the MPUC and constitutes a recommendation and is not binding upon the MPUC. The following summarize the four enumerated recommendations in the findings:

•         In the event Excelsior’s petition asking the MPUC to approve, amend, or modify the terms and conditions of the power purchase agreement (PPA) be denied and that the PPA be disapproved.

•         In the event the MPUC approves the PPA, that it first be amended through negotiations among Excelsior, NSP-Minnesota and the MDOC to address the deficiencies identified in the findings, then returned to the MPUC for final approval.

•         Excelsior’s petition asking the MPUC to determine that the project and its IGCC technology is, or is likely to be, a least-cost resource, thus obligating NSP-Minnesota to use the plant’s generation for at least two percent of the energy supplied to NSP-Minnesota’s retail customers, be denied.

•         Excelsior’s petition asking the MPUC to determine that at least 13 percent of the energy supplied to NSP-Minnesota’s retail customers should come from the Units I and II of the Mesaba Energy Project by 2013 be considered in phase 2 of this matter.

Parties to the proceeding may file exceptions to the ALJs’ findings with the MPUC on or before May 2, 2007, and replies to exceptions on or before May 14, 2007. The MPUC is expected to schedule the case for hearing sometime thereafter. Phase 2 of the contested case is currently underway.

Renewable Energy Standard —  The 2007 Minnesota legislature adopted a Renewable Energy Standard to replace the previous Renewable Energy Objective. The legislation requires NSP-Minnesota to acquire 30 percent of its energy requirements by 2020 from qualifying renewable sources, of which 25 percent must be wind energy. The legislation eliminates previous requirements stemming from the 1994 Prairie Island legislation, allows all NSP-Minnesota renewable resources to count toward meeting the standard and provides greater flexibility toward meeting the standard. NSP-Minnesota supported this legislation. Pursuant to current law, costs associated with complying with the standard are recoverable through automatic recovery mechanisms.

NSP-Minnesota Base Load Acquisition Proceeding — On Nov. 1, 2006, NSP-Minnesota filed a proposal with the MPUC for a purchase of 375 MW of capacity and energy from Manitoba Hydro for the period 2015-2025 and the purchase of 380 MW of wind energy to fulfill the base load need identified in the 2004 resource plan. The proposal included a signed term sheet with Manitoba Hydro and a process to acquire the wind energy. Alternative suppliers were entitled to submit competing proposals to the MPUC by Dec. 18, 2006. An alternate supplier proposed a 375 MW share of a mine- mouth lignite circulating fluidized bed plant located in North Dakota and 380 MW of wind energy generation, with an option for Xcel Energy ownership in both components. The MPUC found both NSP-Minnesota’s proposal and the alternate proposal to be substantially complete and referred the matter to a contested case proceeding.

Additional Base Load Capacity Projects for Sherco, Monticello and Prairie Island — NSP-Minnesota has commited to file for necessary approvals for projects to increase the capacity and provide additional base load generation from its Sherco, Monticello and Prairie Island generating facilities by Sept. 1, 2007.

NSP-Minnesota Transmission Certificates of Need — In December 2001, NSP-Minnesota proposed construction of various transmission system upgrades to provide transmission outlet capacity for up to 825 MW of renewable energy generation (wind and biomass) being constructed in southwest and western Minnesota. In March 2003, the MPUC granted four certificates of need to NSP-Minnesota, thereby approving construction, subject to certain conditions. The initial projected cost of the transmission upgrades was approximately $160 million. The MPUC granted a routing permit for the first major transmission facilities in the development program in 2004. The remaining routing permit proceedings were completed in 2005. In 2003, the MPUC also approved an RCR automatic adjustment mechanism that allows NSP-Minnesota to recover the revenue requirements associated with certain transmission investments for delivery of renewable energy resources. This rate mechanism has since been expanded to conform to Minnesota law authorizing rate rider recovery for all qualifying transmission investments.

In late 2006, NSP-Minnesota filed two applications for certificates of need with the MPUC for four additional transmission lines in southwestern Minnesota and Chisago County. NSP-Minnesota along with ten other transmission providers, have announced plans to file certificate of need applications by mid 2007 for three transmission lines serving Minnesota and parts of surrounding states.

FCA Investigation — In 2003, the MPUC opened an investigation to consider the continuing usefulness of fuel clause adjustments for electric utilities in Minnesota. There was no further activity until the MPUC issued a notice for comments on April 5, 2007, to continue the statewide investigation.

Pursuant to the notice, utilities in Minnesota will have the opportunity to update the record on certain fuel clause related issues with comments due on April 30, 2007 after which the MPUC will likely decide whether or not to continue or close the investigation.

Other Regulatory Matters — PSCo

Renewable Energy Standard - The 2007 Colorado legislature adopted an increased Renewable Energy Standard that places additional requirements on PSCo above those called for by Amendment 37.  Under Amendment 37, PSCo was required to generate or purchase electricity from renewable resources equaling at least 10 percent of its retail sales by 2015.  Under the new legislation, PSCo must meet that level by 2011, 15 percent of retail sales by 2015 and 20 percent of retail sales by 2020. The new law limits the incremental retail rate impact from these acquisitions (compared with new non-renewable resources) to 2 percent. The new legislation supplements the existing incentives allowed under Amendment 37 and permits and encourages favorable cost recovery for utility investment in renewable resources, including the use of a rider mechanism and a return on construction work in progress.

Transmission Cost Recovery Legislation - The 2007 Colorado legislature enacted legislation that is intended to encourage investment in transmission infrastructure in Colorado.  The new legislation provides for recovery through a rate rider of all costs a utility incurs in the planning, developing and construction or expansion of transmission facilities and for current recovery through this rider of the utilities weighted average cost of capital on transmission construction work in progress as of the end of the prior calendar year.   This legislation also provides for rate-regulated Colorado utilities to develop plans to construct or expand transmission facilities to transmission constrained zones where new electric generation facilities, including renewable energy facilities, are likely to be located and provides for expedited approvals for such facilities.

2003 Least Cost Plan (LCP) Investigation - In January 2007, PSCo filed its final report on its evaluation of the bids submitted in response to PSCo’s 2005 All Source request for proposal under PSCo’s 2003 LCP with the CPUC.  The final report explained that PSCo was intentionally waiting to fill the remaining 430MW resources needed in 2013 until PSCo’s 2007 LCP and that PSCo was rejecting uneconomic bids received for new coal generation and for renewal of contracts with existing natural gas-fired generators.  On March 1, 2007, the CPUC issued an order requiring PSCo to apply for approval of a 2013 contingency plan.  The CPUC further ordered its staff to prepare for the CPUC’s consideration, a draft complaint to determine whether PSCo had violated any CPUC rules by failing to fill the remaining 2013 resource need.  On April 2, 2007, PSCo filed its 2013 contingency plan, which recommended addressing the remaining 2013 resource need in the 2007 LCP to be filed in October 2007.  PSCo’s contingency plan also listed other options, which PSCo predicts will be less costly than accepting the uneconomic coal and natural gas bids.  The CPUC decided on April 25, 2007 not to issue the draft complaint prepared by its staff. However, the CPUC asked its staff to provide the CPUC with a report that addresses at a minimum, whether the PSCo’s negotiations with coal bidders were made in good faith; any specific concerns the staff may have with respect to PSCo’s evaluation of 2013 resources; and what changes to the CPUC rules or practices may be warranted in light of the staff’s conclusions.  It is expected that all interested parties will have an opportunity to comment on the staff’s report.

Environmental Matters

See a discussion of the Clean Air Interstate and Mercury Rules at Note 6 to the consolidated financial statements.

Tax Matters

See a discussion of tax matters associated COLI policies at Note 4 to the accompanying consolidated financial statements for discussion of exposures regarding the tax deductibility of corporate-owned life insurance loan interest.

Critical Accounting Policies

Preparation of financial statements and related disclosures in compliance with GAAP requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events, including the likelihood of success of particular projects, legal and regulatory challenges and anticipated recovery of costs. These judgments, in and of themselves, could materially impact the financial statements and disclosures based on varying assumptions, which all may be appropriate to use. In addition, the financial and operating environment also may have a significant effect, not only on the operation of the business, but on the results reported through the application of accounting measures used in preparing the financial statements and related disclosures, even if the nature of the accounting policies applied have not changed. Item 7, Management’s Discussion and Analysis, in Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2006, includes a list of accounting policies that are most significant to the portrayal of Xcel Energy’s financial condition and results, and that require management’s most difficult, subjective or complex judgments. Each of these has a higher likelihood of resulting in materially different reported amounts under different conditions or using different assumptions.

Pending Accounting Changes

See a discussion of pending accounting changes at Note 2 to the accompanying consolidated financial statements.

Financial Market Risks

Xcel Energy and its subsidiaries are exposed to market risks, including changes in commodity prices and interest rates, as disclosed in Management’s Discussion and Analysis in its Annual Report on Form 10-K for the year ended Dec. 31, 2006. Commodity price risks for Xcel Energy’s regulated subsidiaries are mitigated in most jurisdictions due to cost-based rate regulation. At March 31, 2007, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented as of Dec. 31, 2006, in Item 7A of Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2006. Value-at-risk, commodity trading and hedging information is provided below for informational purposes.

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

As of March 31, 2007, the VaRs for the commodity trading operations were:

(Millions of dollars)	Period Ended March 31, 2007	Change from Period Ended Dec. 31, 2006	VaR Limit	Average	High	Low

Commodity Trading (1)	$0.48	$(0.01)	$5.00	$0.86	$1.46	$0.44

(1)       Comprises transactions for NSP-Minnesota, PSCo and SPS.

Commodity Trading and Hedging Activities

Xcel Energy and its subsidiaries engage in short-term wholesale and commodity trading activities that are accounted for in accordance with SFAS 133. Xcel Energy and its subsidiaries make wholesale purchases and sales of energy and energy-related products and natural gas in order to optimize the value of their electric generating facilities and retail supply contracts. Xcel Energy also engages in limited commodity trading activities. Xcel Energy utilizes various physical and financial contracts and instruments for the purchase and sale of energy, energy-related products, capacity, natural gas, transmission and natural gas transportation.

For the period ended March 31, 2007, these contracts and instruments, with the exception of transmission and natural gas transportation contracts, which meet the definition of a derivative in accordance with SFAS 133 were marked to market. Changes in fair value of commodity trading contracts that do not qualify for hedge accounting treatment are recorded in income in the reporting period in which they occur.

The changes to the fair value of the commodity trading contracts for the three months ended March 31, 2007 and 2006 were as follows (the commodity trading activity presented in the tables below also includes certain positions within the short-term wholesale activity which do not qualify for hedge accounting):

	Three months ended March 31,
(Millions of dollars)	2007	2006

Fair value of contracts outstanding at Jan. 1	$(1.2)	$3.9
Contracts realized or otherwise settled during the period	(10.7)	(2.9)
Fair value of trading contract additions and changes during the period	13.2	16.3
Fair value of contracts outstanding at March 31	$1.3	$17.3

As of March 31, 2007, the sources of fair value of the commodity trading and hedging net assets are as follows:

Commodity Trading Contracts

	Futures/Forwards
(Thousands of dollars)	Source of Fair Value	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity Greater Than 5 Years	Total Futures/ Forwards Fair Value

NSP-Minnesota	1	$(79)	$—	$—	$—	$(79)
	2	1,085	911	404	—	2,400
PSCo	1	(520)	—	—	—	(520)
	2	898	1,791	—	—	2,689
SPS*	1	(7)	—	—	—	(7)
	2	(17)	(26)	(3)	—	(46)
Total Futures/Forwards Fair Value		$1,360	$2,676	$401	$—	$4,437

	Options
(Thousands of dollars)	Source of Fair Value	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity Greater Than 5 Years	Total Options Fair Value

PSCo	2	$(3,059)	$—	$—	$—	$(3,059)
SPS*	2	(41)	—	—	—	(41)
Total Options Fair Value		$(3,100)	$—	$—	$—	$(3,100)

Commodity Hedge Contracts

	Futures/Forwards
(Thousands of dollars)	Source of Fair Value	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity Greater Than 5 Years	Total Futures/ Forwards Fair Value

NSP-Minnesota	1	$(18)	$—	$—	$—	$(18)
	2	6,375	—	—	—	6,375
PSCo	1	(36)	—	—	—	(36)
NSP-Wisconsin	1	98	—	—	—	98
Total Futures/Forwards Fair Value		$6,419	$—	$—	$—	$6,419

	Options
(Thousands of dollars)	Source of Fair Value	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity Greater Than 5 Years	Total Options Fair Value

NSP-Minnesota	2	$58	$—	$—	$—	$58
PSCo	2	2,123	—	—	—	2,123
Total Options Fair Value		$2,181	$—	$—	$—	$2,181

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

* — SPS conducts an inconsequential amount of commodity trading. Margins from commodity trading activity are partially redistributed to SPS, NSP-Minnesota, and PSCo, pursuant to the joint operating agreement (JOA) approved by the FERC. As a result of the JOA, margins received pursuant to the JOA are reflected as part of the fair values by source for the commodity trading net asset or liability balances.

Normal purchases and sales transactions, as defined by SFAS 133 and certain other long-term power purchase contracts are not included in the fair values by source tables as they are not included in the commodity trading operations and are not qualifying hedges.

At March 31, 2007, a 10-percent increase in market prices over the next 12 months for trading contracts would have an immaterial impact on pretax income from continuing operations, whereas a 10-percent decrease would increase pretax income from continuing operations by approximately $0.5 million.

Interest Rate Risk

Xcel Energy and its subsidiaries are subject to the risk of fluctuating interest rates in the normal course of business. Xcel Energy’s policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives such as swaps, caps, collars and put or call options.

At March 31, 2007, a 100-basis-point change in the benchmark rate on Xcel Energy’s variable rate debt would impact pretax interest expense by approximately $8.8 million annually, or approximately $2.2 million per quarter. See Note 9 to the consolidated financial statements for a discussion of Xcel Energy and its subsidiaries’ interest rate swaps.

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

At March 31, 2007, a 10-percent increase in prices would have resulted in a net mark-to-market increase in credit risk exposure of $12.7 million, while a decrease of 10-percent would have resulted in a decrease of $11.5 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Three Months Ended March 31,
(Millions of dollars)	2007	2006

Cash provided by (used in) operating activities
Continuing operations	$583	$711
Discontinued operations	16	(14)
Total	$599	$697

Cash provided by operating activities for continuing operations decreased by $128 million for the first three months of 2007, compared with the first three months of 2006. This decrease was largely due to the timing of working capital activity. Specifically, the collection of receivables and the collection of recoverable purchased natural gas and electric energy costs decreased in 2007. The decrease in cash provided by operations was partially offset by decreased cash expenditures for accounts payable.

	Three Months Ended March 31,
(Millions of dollars)	2007	2006

Cash provided by (used in) investing activities
Continuing operations	$(478)	$(297)
Discontinued operations	—	42
Total	$(478)	$(255)

Cash used in investing activities for continuing operations increased by $181 million for the first three months of 2007, compared with the first three months of 2006. The increase was primarily due to increased capital expenditures.

	Three Months Ended March 31,
(Millions of dollars)	2007	2006

Cash used in financing activities
Continuing operations	$(85)	$(433)
Discontinued operations	—	—
Total	$(85)	$(433)

Cash used in financing activities for continuing operations decreased by approximately $348 million for the first three months of 2007, compared with the first three months of 2006. The decrease was largely due to lower repayments of long-term debt in first quarter 2007 compared to first quarter 2006.

Capital Sources

Xcel Energy and Utility Subsidiary Credit Facilities - As of April 23, 2007, Xcel Energy had the following credit facilities available to meet its liquidity needs:

(Millions of dollars) Company	Facility	Drawn*	Available	Cash	Liquidity	Maturity

NSP-Minnesota	$500	$215.2	$284.8	$0.6	$285.4	December 2011
PSCo	700	265.2	434.8	0.8	435.6	December 2011
SPS	250	95.1	154.9	0.2	155.1	December 2011
Xcel Energy – Holding Company	800	135.7	664.3	4.6	668.9	December 2011
Total	$2,250	$711.2	$1,538.8	$6.2	$1,545.0

* Includes direct borrowings, outstanding commercial paper and letters of credit

The liquidity table reflects the payment of common dividends on April 20, 2007.

Money Pool - Xcel Energy has established a utility money pool arrangement that allows for short-term loans between the utility subsidiaries and from the holding company to the utility subsidiaries at market-based interest rates.

The utility money pool arrangement does not allow loans from the utility subsidiaries to the holding company. NSP-Minnesota, PSCo and SPS participate in the money pool pursuant to approval from their respective state regulatory commissions.

The borrowings or loans outstanding at March 31, 2007, and the SEC approved short-term borrowing limits from the money pool are as follows:

	Borrowings (Loans)	Total Borrowing Limits
NSP-Minnesota	$—	$250 million
PSCo	(9.2)	250 million
SPS	9.2	100 million

Registration Statements – In March 2007, PSCo filed a shelf registration statement with the SEC to register $1.2 billion of first mortgage bonds and unsecured debt securities.

Debt Exchange Transaction - See a discussion of the Debt Exchange Transaction at Note 8 to the consolidated financial statements.

Future Financing Plans

During the second quarter of 2007, NSP-Minnesota anticipates issuing up to $375 million of long-term debt securities to refinance existing indebtedness and to fund capital expenditures.

During the third quarter of 2007, PSCo anticipates issuing up to $350 million of long-term debt securities to refinance a prior debt maturity and to fund capital expenditures.

NSP-Wisconsin may issue long-term debt by year-end 2007.

Xcel Energy may issue a hybrid security for up to $400 million by year-end 2007.

Earnings Guidance

Xcel Energy’s 2007 earnings per share from continuing operations guidance and key assumptions are detailed in the following table.

2007 Diluted Earnings Per Share Range
Utility operations	$ 1.39 - $1.49
COLI tax benefit	0.11
Holding company financing costs and other	(0.15)
Xcel Energy Continuing Operations	$ 1.35-$1.45

Key Assumptions for 2007:

•       Normal weather patterns are experienced during the year;

•       SPS Texas electric rate case settlement is approved;

•       No material incremental accruals related to the SPS regulatory proceedings;

•       Reasonable rate recovery in the Minnesota and Colorado natural gas rate cases;

•       Weather-adjusted retail electric utility sales grow by approximately 1.4 percent to 2.0 percent;

•       Weather-adjusted retail firm natural gas sales grow by approximately 1.0 percent to 2.0 percent;

•       Short-term wholesale and commodity trading margins are within a range of $15 million to $25 million;

•       Capacity costs at NSP-Minnesota and SPS are projected to increase approximately $35 million. Capacity costs at PSCo are expected to be recovered under the PCCA;

•       Utility operating and maintenance expenses increase between 2 percent and 3 percent;

•       Depreciation expense increases approximately $35 million to $45 million;

•       Interest expense increases approximately $30 million to $35 million;

•       Allowance for funds used during construction-equity increases approximately $17 million to $23 million;

•       Xcel Energy continues to recognize COLI tax benefits, which is currently being litigated with the Internal Revenue Service;

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

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, various lawsuits and claims have arisen against Xcel Energy. After consultation with legal counsel, Xcel Energy has recorded an estimate of the probable cost of settlement or other disposition for such matters. See Notes 5 and 6 of the Financial Statements in this Quarterly Report on Form 10-Q for further discussion of legal proceedings, including Regulatory Matters and Commitments and Contingent Liabilities, which are hereby incorporated by reference. Reference also is made to Item 3 and Notes 14 of Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2006 for a description of certain legal proceedings presently pending. Except as discussed herein, there are no new significant cases to report against Xcel Energy and there have been no notable changes in the previously reported proceedings.

MGP Insurance Coverage Litigation — In October 2003, NSP-Wisconsin initiated discussions with its insurers regarding the availability of insurance coverage for costs associated with the remediation of four former MGP sites located in Ashland, Chippewa Falls, Eau Claire, and LaCrosse, Wis. In lieu of participating in discussions, on Oct. 28, 2003, two of NSP-Wisconsin’s insurers, St. Paul Fire & Marine Insurance Co. and St. Paul Mercury Insurance Co., commenced litigation against NSP-Wisconsin in Minnesota state district court. On Nov. 12, 2003, NSP-Wisconsin commenced suit in Wisconsin state circuit court against St. Paul Fire & Marine Insurance Co. and its other insurers. Subsequently, the Minnesota court enjoined NSP-Wisconsin from pursuing the Wisconsin litigation. Although the Wisconsin action has not been dismissed, the January 2007 trial date was adjourned and has not been rescheduled.

NSP-Wisconsin has entered into confidential settlements with St. Paul Mercury Insurance Company, St. Paul Fire and Marine Insurance Company and the Phoenix Insurance Company (St. Paul Companies), Associated Electric & Gas Insurance Services Limited, Fireman’s Fund Insurance Company, INSCO, Ltd. (on its own behalf and on behalf of the insurance companies subscribing per Britamco, Ltd.), Allstate Insurance Company, Admiral Insurance Company; certain underwriters at Lloyd’s, London and certain London Market Insurance Companies (London Market Insurers), and Compagnie Europeene D’ Assurances Industrielles S.A. These insurers have been dismissed from the Minnesota and Wisconsin actions. These settlements are not expected to have a material effect on Xcel Energy’s financial results.

NSP-Wisconsin has reached settlements in principle with General Reinsurance Corporation and First State and Twin City Fire Insurance Companies. These settlements are not expected to have a material effect on Xcel Energy’s financial results.

On Oct. 6, 2006, the trial court issued a memorandum and order on various summary judgment motions. The court ruled that Minnesota law on allocation applies and ordered dismissal, without prejudice, of 15 carriers whose coverage would not be triggered under such an allocation method. The court denied the insurers’ motions for summary judgment on the sudden and accidental and absolute pollution exclusions; late notice; legal expenses and costs; certain specific lost policies; and miscellaneous coverage issues under several individual policies. The court granted the motions of Fidelity and Casualty Insurance Company and Continental Insurance Company related to certain specific lost policies. On Oct. 13, 2006, the trial court denied NSP-Wisconsin’s request for leave to file a motion for reconsideration of the court’s allocation decision. The Nov. 6, 2006 trial date was also adjourned to allow for additional discovery and potential motions in light of the Minnesota Supreme Court’s recent allocation decision in Wooddale Builders,

Inc. v. Maryland Casualty Company, 722 N. W.2d 283 (Minn. 2006). The insurers have moved for summary judgement based upon Wooddale Builders. At the court’s request, the parties have submitted additional briefs on the choice of law issue. A hearing on these issues has been scheduled for May 21, 2007. The trial has been set for a four-week period commencing on July 16, 2007.

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

Payne et al. vs. PSCo et al. — In late October 2003, there was a wildfire in Boulder County, Colorado. There was no loss of life, but there was property damage associated with this fire. On Oct. 28, 2005, an action against PSCo relating to this fire was filed in Boulder County District Court. There are 22 plaintiffs, including individuals, the City of Jamestown and two companies, and three co-defendants, including PSCo. Plaintiffs asserted that a tree falling into PSCo distribution lines may have caused the fire. The matter was ultimately settled in March 2007 and  the settlement did not have a material effect on Xcel Energy’s financial results.

Arandell vs. e prime, Xcel Energy, NSP-Wisconsin et al. —  In February 2007, a complaint was filed alleging that NSP-Wisconsin, Xcel Energy and e prime, among others, engaged in fraud and anticompetitive activities in conspiring to restrain the trade of natural gas and manipulate natural gas prices. The plaintiffs seek a declaration that contracts for natural gas entered into between Jan. 1, 2000 and Oct. 31, 2002 are void, that they are entitled to repayment for amounts paid for natural gas during that time period, and that treble damages are appropriate. The case was filed in the Wisconsin State Court (Dane County), and then removed to U.S. District Court for the Western District of Wisconsin. The plaintiffs have filed a motion to remand the matter to state court. NSP-Wisconsin, together with the other defendants, intend to oppose the motion for remand and seek dismissal of all claims.

Heartland Regional Medical Center vs. e prime, Xcel Energy et al. — In March 2007, a complaint was filed in the Circuit Court of Buchanan County, Missouri on behalf of a purported class of natural gas purchasers alleging that defendants, including e prime and Xcel Energy, engaged in a conspiracy and falsely reported natural gas trades in an effort to artificially raise natural gas prices. The complaint alleges restraint of trade, price manipulation, and violation of Missouri’s antitrust laws. e prime and Xcel Energy deny the allegations and, together with the other defendants, intend to seek dismissal of all claims.

Item 1A. Risk Factors

Xcel Energy’s are documented in Item 1A of Part I of its 2006 Annual Report on Form 10-K, which is incorporated herein by reference. There have been no material changes to the risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(d) Maximum Number
(or Approximate
			(c) Total Number of	Dollar
			Shares Purchased as	Value) of shares that
			Part of Publicly	May Yet Be Purchased
	(a) Total Number of	(b) Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs
Jan. 1, 2007 — Jan. 31, 2007	—	N/A	—	—
Feb. 1, 2007 — Feb. 28, 2007	—	N/A	—	—
March 1, 2007 — March 31, 2007	5,724	$23.22	—	—
Total	5,724		—

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

April 27, 2007