Form 10-Q/A
period 2007-06-30
XCEL ENERGY INC
filed 2007-12-13
CIK 72903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

As previously reported in our Current Report on Form 8-K filed on June 20, 2007, a settlement in principle was reached between Xcel Energy and representatives of the United States government on June 19, 2007 concerning a tax dispute related to corporate-owned life insurance (COLI) policies purchased on the lives of Public Service Company of Colorado (PSCo) employees.  PSCo is a wholly owned subsidiary of Xcel Energy.  PSR Investments, Inc. (PSRI), a wholly owned subsidiary of PSCo, owned and managed these COLI life insurance policies.

The terms of the settlement have been previously reported.  The settlement has been implemented and the policies have been surrendered.

As a result of the settlement in principle, which required the surrender of the COLI policies, Xcel Energy had previously classified all amounts related to PSRI as a discontinued operation for all periods presented in its Form 10-Q for the period ended June 30, 2007.

Pursuant to a routine review of Xcel Energy’s periodic reports by the staff of the Securities and Exchange Commission management reassessed the appropriateness of the treatment of PSRI as a discontinued operation under SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and determined that PSRI operations, including the impact of the IRS settlement, should be presented for financial reporting purposes as part of continuing operations rather than as discontinued operations as previously reported in the Form 10-Q.

This Amendment No. 1 on Form 10-Q/A (the “Report”) is being filed to amend and restate Xcel Energy’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, that was filed on July 27, 2007 (the “Original Report”).  The purpose of this amendment is to reflect the restatement of Xcel Energy’s previously issued financial statement as of and for the three and six month periods ended June 30, 2007 and 2006, and update other information, including Management’s Discussion and Analysis to reflect the restatement, in each case to reflect PSRI as a continuing operation.  These revised sections of this report have not otherwise been updated for events occurring after the date of the financial statements, except to reflect the COLI tax settlement and the related treatment of PSRI as a continuing operation and certain significant subsequent events included in Notes 5 and 15.  All other information is unchanged and reflects the disclosures made at the time of the original filing. In addition, currently dated certifications from Xcel Energy’s Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Form 10-Q/A.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of Dollars, Except Per Share Data)	2007 (As restated See Note 2)	2006 (As restated See Note 2)	2007 (As restated See Note 2)	2006 (As restated See Note 2)
Operating revenues
Electric utility	$1,919,695	$1,786,571	$3,735,498	$3,632,443
Natural gas utility	330,868	270,990	1,258,290	1,289,130
Nonregulated and other	16,729	16,312	37,166	40,404
Total operating revenues	2,267,292	2,073,873	5,030,954	4,961,977

Operating expenses
Electric fuel and purchased power — utility	1,031,899	951,214	2,011,470	1,945,909
Cost of natural gas sold and transported — utility	219,574	168,822	960,356	1,019,247
Cost of sales — nonregulated and other	3,702	4,437	9,727	12,667
Other operating and maintenance expenses — utility	436,301	443,137	897,565	878,383
Other operating and maintenance expenses — nonregulated	5,728	6,614	12,031	12,178
Depreciation and amortization	214,694	203,665	428,107	406,325
Taxes (other than income taxes)	66,237	71,326	144,413	149,861
Total operating expenses	1,978,135	1,849,215	4,463,669	4,424,570
Operating income	289,157	224,658	567,285	537,407

Interest and other income (expense), net	(648)	921	168	537
Allowance for funds used during construction - equity	8,695	4,668	16,271	8,452

Interest charges and financing costs
Interest charges — includes other financing costs of $5,343, $6,393, $11,594 and $12,605, respectively	125,672	119,283	252,975	238,657
Interest and penalties related to COLI settlement	41,211	—	41,211	—
Allowance for funds used during construction - debt	(8,442)	(7,509)	(15,648)	(13,882)
Total interest charges and financing costs	158,441	111,774	278,538	224,775

Income from continuing operations before income taxes	138,763	118,473	305,186	321,621
Income taxes	71,068	20,537	118,977	73,873
Income from continuing operations	67,695	97,936	186,209	247,748
Income from discontinued operations, net of tax	1,082	339	2,279	1,825
Net income	68,777	98,275	188,488	249,573
Dividend requirements on preferred stock	1,060	1,060	2,120	2,120
Earnings available to common shareholders	$67,717	$97,215	$186,368	$247,453

Weighted average common shares outstanding (thousands)
Basic	412,710	405,434	410,370	404,783
Diluted	432,861	429,099	432,471	428,349
Earnings per share — basic
Income from continuing operations	$0.16	$0.24	$0.44	$0.61
Income (loss) from discontinued operations	—	—	0.01	—
Earnings per share — basic	$0.16	$0.24	$0.45	$0.61
Earnings per share — diluted
Income from continuing operations	$0.16	$0.24	$0.44	$0.59
Income (loss) from discontinued operations	—	—	0.01	0.01
Earnings per share — diluted	$0.16	$0.24	$0.45	$0.60

Cash dividends declared per common share	$0.23	$0.22	$0.45	$0.44

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Thousands of Dollars)

	Six Months Ended June 30,
	2007 (As restated See Note 2)	2006 (As restated See Note 2)
Operating activities
Net income	$188,488	$249,573
Remove income from discontinued operations	(2,279)	(1,825)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	444,673	422,695
Nuclear fuel amortization	23,636	22,395
Deferred income taxes	97,595	(41,460)
Amortization of investment tax credits	(4,855)	(4,902)
Allowance for equity funds used during construction	(16,271)	(8,452)
Undistributed equity in earnings of unconsolidated affiliates	(1,413)	(1,431)
Share-based compensation expense	9,677	11,806
Net realized and unrealized hedging and derivative transactions	3,682	(16,934)
Changes in operating assets and liabilities:
Accounts receivable	72,146	243,057
Accrued unbilled revenues	(36,224)	215,336
Inventories	97,082	139,640
Recoverable purchased natural gas and electric energy costs	203,726	225,903
Other current assets	(7,415)	11,289
Accounts payable	(148,909)	(301,555)
Net regulatory assets and liabilities	(28,491)	(12,314)
Other current liabilities	19,898	(18,396)
Change in other noncurrent assets	(36,740)	(285)
Change in other noncurrent liabilities	32,082	11,107
Operating cash flows provided by discontinued operations	28,593	75,530
Net cash provided by operating activities	938,681	1,220,777

Investing activities
Utility capital/construction expenditures	(978,651)	(733,187)
Allowance for equity funds used during construction	16,271	8,452
Purchase of investments in external decommissioning fund	(313,102)	(11,570)
Proceeds from the sale of investments in external decommissioning fund	291,406	14,083
Nonregulated capital expenditures and asset acquisitions	(301)	(433)
Change in restricted cash	4,470	2,132
Other investments	8,898	3,833
Investing cash flows provided by discontinued operations	—	42,377
Net cash used in investing activities	(971,009)	(674,313)

Financing activities
Short-term borrowings — net	(6,069)	(608,120)
Proceeds from issuance of long-term debt	344,063	882,877
Repayment of long-term debt, including reacquisition premiums	(102,064)	(570,426)
Early participation payments on debt exchange	(4,859)	—
Proceeds from issuance of common stock	7,683	3,628
Dividends paid	(183,702)	(175,939)
Net cash provided by (used in) financing activities	55,052	(467,980)

Net increase in cash and cash equivalents	22,724	78,484
Net increase (decrease) in cash and cash equivalents -discontinued operations	(18,603)	10,533
Cash and cash equivalents at beginning of year	37,458	72,196
Cash and cash equivalents at end of quarter	$41,579	$161,213
Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$154,251	$212,719
Cash paid (received) for income taxes (net of refunds received)	7,007	(7,083)
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$38,115	$47,345
Supplemental disclosure of non-cash financing transactions:
Issuance of common stock for reinvested dividends and 401(k) plans	$37,569	$37,095
Issuance of common stock for senior convertible notes	125,632	—

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of Dollars)

	June 30, 2007 (As restated See Note 2)	Dec. 31, 2006 (As restated See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$41,579	$37,458
Accounts receivable, net of allowance for bad debts of $36,990 and $36,689, respectively	791,538	833,293
Accrued unbilled revenues	550,524	514,300
Materials and supplies inventories	167,682	158,721
Fuel inventories	104,643	95,651
Natural gas inventories	136,783	251,818
Recoverable purchased natural gas and electric energy costs	54,874	258,600
Derivative instruments valuation	140,238	101,562
Prepayments and other	207,522	205,743
Current assets held for sale and related to discontinued operations	115,942	177,040
Total current assets	2,311,325	2,634,186
Property, plant and equipment, at cost:
Electric utility plant	19,651,634	19,367,671
Natural gas utility plant	2,902,950	2,846,435
Common utility and other property	1,481,813	1,439,020
Construction work in progress	1,880,675	1,425,484
Total property, plant and equipment	25,917,072	25,078,610
Less accumulated depreciation	(9,983,843)	(9,670,104)
Nuclear fuel, net of accumulated amortization: $1,261,553 and $1,237,917, respectively	176,516	140,152
Net property, plant and equipment	16,109,745	15,548,658
Other assets:
Nuclear decommissioning fund and other investments	1,364,032	1,279,573
Regulatory assets	1,093,586	1,189,145
Prepaid pension asset	642,727	586,712
Derivative instruments valuation	413,641	437,520
Other	133,866	135,746
Noncurrent assets held for sale and related to discontinued operations	178,251	146,806
Total other assets	3,826,103	3,775,502
Total assets	$22,247,173	$21,958,346
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$295,512	$336,411
Short-term debt	620,231	626,300
Accounts payable	935,444	1,101,270
Taxes accrued	190,018	252,384
Dividends payable	97,548	91,685
Derivative instruments valuation	77,882	83,944
Other	413,130	347,809
Current liabilities held for sale and related to discontinued operations	31,165	25,478
Total current liabilities	2,660,930	2,865,281
Deferred credits and other liabilities:
Deferred income taxes	2,364,419	2,256,599
Deferred investment tax credits	116,739	121,594
Asset retirement obligations	1,401,699	1,361,951
Regulatory liabilities	1,392,365	1,364,657
Pension and employee benefit obligations	685,215	704,913
Derivative instruments valuation	451,918	483,077
Customer advances	300,898	302,168
Other liabilities	157,198	119,633
Noncurrent liabilities held for sale and related to discontinued operations	7,571	5,473
Total deferred credits and other liabilities	6,878,022	6,720,065
Minority interest in subsidiaries	736	1,560
Commitments and contingent liabilities
Capitalization:
Long-term debt	6,614,813	6,449,638
Preferred stockholders’ equity - authorized 7,000,000 shares of $100 par value; outstanding shares: 1,049,800	104,980	104,980
Common stockholders’ equity - authorized 1,000,000,000 shares of $2.50 par value; outstanding shares: June 30, 2007 — 419,509,528; Dec. 31, 2006 — 407,296,907	5,987,692	5,816,822
Total liabilities and equity	$22,247,173	$21,958,346

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(UNAUDITED)

(Thousands)

	Common Stock Issued				Accumulated
	Shares	Par Value	Additional Paid In Capital	Retained Earnings (As Restated See Note 2)	Other Comprehensive Income (Loss)	Total Common Stockholders’ Equity (As restated See Note 2)
Three months ended June 30, 2007 and 2006

Balance at March 31, 2006	405,087	$1,012,719	$3,994,628	$625,283	$(114,039)	$5,518,591
Net income				98,275		98,275
Net derivative instrument fair value changes during the period, net of tax of $7,005					10,320	10,320
Unrealized gain - marketable securities, net of tax of $4					6	6
Comprehensive income for the period						108,601
Dividends declared:
Cumulative preferred stock				(1,060)		(1,060)
Common stock				(90,235)		(90,235)
Issuances of common stock	473	1,182	7,459			8,641
Share-based compensation			10,712			10,712
Balance at June 30, 2006	405,560	$1,013,901	$4,012,799	$632,263	$(103,713)	$5,555,250

Balance at March 31, 2007	408,861	$1,022,152	$4,061,586	$801,148	$(16,635)	$5,868,251
Net income				68,777		68,777
Changes in unrecognized amounts of pension and retiree medical benefits, net of tax of $104					406	406
Net derivative instrument fair value changes during the period, net of tax of $5,856					6,935	6,935
Comprehensive income for the period						76,118
Dividends declared:
Cumulative preferred stock				(1,060)		(1,060)
Common stock				(96,486)		(96,486)
Issuances of common stock	10,649	26,622	109,166			135,788
Share-based compensation			5,081			5,081
Balance at June 30, 2007 (As restated)	419,510	$1,048,774	$4,175,833	$772,379	$(9,294)	$5,987,692

See Notes to Consolidated Financial Statements

	Common Stock Issued			Accumulated
	Shares	Par Value	Additional Paid In Capital	Retained Earnings (As restated See Note 2)	Other Comprehensive Income (Loss)	Total Common Stockholders’ Equity (As restated See note 2)
Six months ended June 30, 2007 and 2006

Balance at Dec. 31, 2005	403,387	$1,008,468	$3,956,710	$562,138	$(132,061)	$5,395,255
Net income				249,573		249,573
Net derivative instrument fair value changes during the period, net of tax of $18,088					28,320	28,320
Unrealized gain - marketable securities, net of tax of $17					28	28
Comprehensive income for the period						277,921
Dividends declared:
Cumulative preferred stock				(2,120)		(2,120)
Common stock				(177,328)		(177,328)
Issuances of common stock	2,173	5,433	35,290			40,723
Share-based compensation			20,799			20,799
Balance at June 30, 2006	405,560	$1,013,901	$4,012,799	$632,263	$(103,713)	$5,555,250

Balance at Dec. 31, 2006	407,297	$1,018,242	$4,043,657	$771,249	$(16,326)	$5,816,822
FIN 48 adoption				2,207		2,207
Net income				188,488		188,488
Changes in unrecognized amounts of pension and retiree medical benefits, net of tax of $229					893	893
Net derivative instrument fair value changes during the period, net of tax of $3,968					6,135	6,135
Unrealized gain - marketable securities, net of tax of $2					4	4
Comprehensive income for the period						195,520
Dividends declared:
Cumulative preferred stock				(2,120)		(2,120)
Common stock				(187,445)		(187,445)
Issuances of common stock	12,213	30,532	121,428			151,960
Share-based compensation			10,748			10,748
Balance at June 30, 2007 (As restated)	419,510	$1,048,774	$4,175,833	$772,379	$(9,294)	$5,987,692

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

1.              Significant Accounting Policies

Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements included in Xcel Energy’s Current Report on Form 8-K/A filed on Dec. 13, 2007, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

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

2.              Restatement of Financial Statements

Subsequent to the issuance of Xcel Energy’s consolidated financial statements for the quarter ended June 30, 2007, management determined that PSR Investments, Inc. (PSRI), a wholly owned subsidiary of PSCo, should not have been presented as a discontinued operation, as previously reported in the Form10-Q, rather, PSRI should have been included as part of continuing operations.  As a result, the accompanying consolidated financial statements have been restated.

As previously reported in our Current Report on Form 8-K filed on June 20, 2007, a settlement in principle was reached between Xcel Energy and representatives of the United States government on June 19, 2007 concerning a tax dispute related to corporate-owned life insurance (COLI) policies purchased on the lives of Public Service Company of Colorado (PSCo) employees.  PSCo is a wholly owned subsidiary of Xcel Energy. PSRI owned and managed these COLI life insurance policies.

The terms of the settlement have been previously reported. The settlement has been implemented and the policies have been surrendered.

As a result of the settlement in principle, which required the surrender of the COLI policies, Xcel Energy had previously classified all amounts related to PSRI as a discontinued operation for all periods presented in its Form 10-Q for the period ended June 30, 2007, that was filed on July 27, 2007.

Pursuant to a routine review of Xcel Energy’s periodic reports by the staff of the Securities and Exchange Commission management reassessed the appropriateness of the treatment of PSRI as a discontinued operation under SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and determined that PSRI operations, including the impact of the IRS settlement, should be presented as part of continuing operations for financial reporting purposes.   The inclusion of PSRI as part of continuing operations impacted Xcel Energy’s effective tax rate, which caused a change in previously reported income taxes.  The effect of presenting PSRI as part of continuing operations rather than as discontinued operations as previously reported in the Form 10-Q is reflected in the tables below:

Consolidated Statements of Income

For the Three Months Ended June 30,

	2007			2006
(Thousands of dollars)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Other operating and maintenance expenses-utility	$434,912	$1,389	$436,301	$442,093	$1,044	$443,137
Taxes (other than income taxes)	66,236	1	66,237	71,325	1	71,326
Total operating expenses	1,976,745	1,390	1,978,135	1,848,170	1,045	1,849,215
Operating income	290,547	(1,390)	289,157	225,703	(1,045)	224,658
Interest and other income, net	4,373	(5,021)	(648)	6,651	(5,730)	921
Interest charges	125,672	—	125,672	119,208	75	119,283
Interest and penalties related to COLI settlement	—	41,211	41,211	—	—	—
Total interest charges and financing costs	117,230	41,211	158,441	111,699	75	111,774
Income from continuing operations before income taxes	186,385	(47,622)	138,763	125,323	(6,850)	118,473
Income taxes	62,282	8,786	71,068	27,234	(6,697)	20,537
Income from continuing operations	124,103	(56,408)	67,695	98,089	(153)	97,936
Income (loss) from discontinued operations	(48,102)	49,184	1,082	186	153	339
Net income	76,001	(7,224)	68,777	98,275	—	98,275
Earnings available to common shareholders	74,941	(7,224)	67,717	97,215	—	97,215
Earnings per share from continuing operations - basic	0.30	(0.14)	0.16	0.24	—	0.24
Earnings per share from continuing operations - diluted	0.29	(0.13)	0.16	0.24	—	0.24
Earnings per share from discontinued operations - basic	(0.12)	0.12	—	—	—	—
Earnings per share from discontinued operations — diluted	(0.11)	0.11	—	—	—	—
Earnings per share - basic	0.18	(0.02)	0.16	0.24	—	0.24
Earnings per share — diluted	0.18	(0.02)	0.16	0.24	—	0.24

	Consolidated Statements of Income
	For the Six Months Ended June 30,
	2007			2006
(Thousands of dollars)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Other operating and maintenance expenses-utility	$895,335	$2,230	$897,565	$876,363	$2,020	$878,383
Taxes (other than income taxes)	144,411	2	144,413	149,859	2	149,861
Total operating expenses	4,461,437	2,232	4,463,669	4,422,548	2,022	4,424,570
Operating income	569,517	(2,232)	567,285	539,429	(2,022)	537,407
Interest and other income, net	9,055	(8,887)	168	10,393	(9,856)	537
Interest charges	252,975	—	252,975	238,582	75	238,657
Interest and penalties related to COLI settlement	—	41,211	41,211	—	—	—
Total interest charges and financing costs	237,327	41,211	278,538	224,700	75	224,775
Income from continuing operations before income taxes	357,516	(52,330)	305,186	333,574	(11,953)	321,621
Income taxes	119,233	(256)	118,977	92,366	(18,493)	73,873
Income from continuing operations	238,283	(52,074)	186,209	241,208	6,540	247,748
Income (loss) from discontinued operations	(42,571)	44,850	2,279	8,365	(6,540)	1,825
Net income	195,712	(7,224)	188,488	249,573	—	249,573
Earnings available to common shareholders	193,592	(7,224)	186,368	247,453	—	247,453
Earnings per share from continuing operations - basic	0.58	(0.14)	0.44	0.59	0.02	0.61
Earnings per share from continuing operations - diluted	0.56	(0.12)	0.44	0.58	0.01	0.59
Earnings (loss) per share from discontinued operations - basic	(0.11)	0.12	0.01	0.02	(0.02)	—
Earnings (loss) per share from discontinued operations – diluted	(0.10)	0.11	0.01	0.02	(0.01)	0.01
Earnings per share - basic	0.47	(0.02)	0.45	0.61	—	0.61
Earnings per share - diluted	0.46	(0.01)	0.45	0.60	—	0.60

	Consolidated Balance Sheet
	June 30, 2007			December 31, 2006
(Thousands of dollars)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Cash and cash equivalents	$38,831	$2,748	$41,579	$37,458	$—	$37,458
Accounts receivable	808,041	(16,503)	791,538	816,093	17,200	833,293
Prepayments and other	180,179	27,343	207,522	189,658	16,085	205,743
Current assets held for sale and related to discontinued operations	148,531	(32,589)	115,942	229,633	(52,593)	177,040
Total current assets	2,330,326	(19,001)	2,311,325	2,653,494	(19,308)	2,634,186
Nuclear decommissioning fund and other investments	1,363,916	116	1,364,032	1,271,362	8,211	1,279,573
Other assets	131,109	2,757	133,866	135,746	—	135,746
Noncurrent assets held for sale and related to discontinued operations	203,380	(25,129)	178,251	162,586	(15,780)	146,806
Total other assets	3,848,359	(22,256)	3,826,103	3,783,071	(7,569)	3,775,502
Total assets	22,288,430	(41,257)	22,247,173	21,985,223	(26,877)	21,958,346

Accounts payable	932,956	2,488	935,444	1,100,600	670	1,101,270
Taxes accrued	185,842	4,176	190,018	271,691	(19,307)	252,384
Other current liabilities	390,162	22,968	413,130	347,809	—	347,809
Current liabilities held for sale and related to discontinued operations	72,575	(41,410)	31,165	26,149	(671)	25,478
Total current liabilities	2,672,708	(11,778)	2,660,930	2,884,589	(19,308)	2,865,281
Deferred income taxes	2,386,674	(22,255)	2,364,419	2,264,164	(7,565)	2,256,599
Noncurrent liabilities held for sale and related to discontinued operations	7,571	—	7,571	5,477	(4)	5,473
Total deferred credits and other liabilities	6,900,277	(22,255)	6,878,022	6,727,634	(7,569)	6,720,065
Common stockholders’ equity	5,994,916	(7,224)	5,987,692	5,816,822	—	5,816,822
Total liabilities and equity	22,288,430	(41,257)	22,247,173	21,985,223	(26,877)	21,958,346

	Consolidated Cash Flow Statement
	For the Six Months Ended June 30,
	2007			2006
(Thousands of dollars)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Net income	$195,712	$(7,224)	$188,488	$249,573	$—	$249,573
Remove loss (income) from discontinued operations	42,571	(44,850)	(2,279)	(8,365)	6,540	(1,825)
Deferred income taxes	109,574	(11,979)	97,595	(45,091)	3,631	(41,460)
Change in accounts receivable	38,443	33,703	72,146	249,574	(6,517)	243,057
Change in other current assets	8,398	(15,813)	(7,415)	11,295	(6)	11,289
Change in accounts payable	(150,728)	1,819	(148,909)	(301,480)	(75)	(301,555)
Change in other current liabilities	(26,553)	46,451	19,898	(24,351)	5,955	(18,396)
Change in other noncurrent assets	(33,983)	(2,757)	(36,740)	(285)	—	(285)
Operating cash flows provided by discontinued operations	30,542	(1,949)	28,593	80,305	(4,775)	75,530
Net cash provided by operating activities	941,280	(2,599)	938,681	1,216,024	4,753	1,220,777
Other investments	803	8,095	8,898	10,581	(6,748)	3,833
Net cash used in investing activities	(979,104)	8,095	(971,009)	(667,565)	(6,748)	(674,313)
Net increase in cash and cash equivalents	17,228	5,496	22,724	80,479	(1,995)	78,484
Net increase (decrease) in cash and cash equivalents-discontinued operations	(15,855)	(2,748)	(18,603)	9,536	997	10,533
Cash and cash equivalents at beginning of year	37,458	—	37,458	71,382	814	72,196
Cash and cash equivalents at end of quarter	38,831	2,748	41,579	161,397	(184)	161,213

3.          Recently Issued Accounting Pronouncements

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

4.              Discontinued Operations

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

Nonregulated Subsidiaries — All Other Segment

All other includes activities related to our nonregulated subsidiaries including: Seren Innovations Inc., NRG Energy, Inc., e prime, Xcel Energy International, Utility Engineering, and Quixx.  The assets of the subsidiary or the entire subsidiary were divested in 2006 or earlier.  The activity in these entities is due to completion of final disposition or dissolution.

Summarized Financial Results of Discontinued Operations

(Thousands of dollars)	Utility Segments	All Other	Total

Three months ended June 30, 2007
Operating revenues	$—	$—	$—
Operating income, interest and other income, net	—	(1,566)	(1,566)
Pretax income from discontinued operations	—	1,566	1,566
Income tax expense (benefit)	(2)	486	484
Net income from discontinued operations	$2	$1,080	$1,082

Three months ended June 30, 2006
Operating revenues	$—	$2,009	$2,009
Operating expense (income), interest and other income, net	(30)	1,533	1,503
Pretax income from discontinued operations	30	476	506
Income tax expense	15	152	167
Net income from discontinued operations	$15	$324	$339

(Thousands of dollars)	Utility Segments	All Other	Total

Six months ended June 30, 2007
Operating revenues	$—	$36	$36
Operating income, interest and other income, net	—	(1,799)	(1,799)
Pretax income from discontinued operations	—	1,835	1,835
Income tax benefit	(2)	(442)	(444)
Net income from discontinued operations	$2	$2,277	$2,279

Six months ended June 30, 2006
Operating revenues	$—	$4,838	$4,838
Operating expense (income), interest and other income, net	(18)	6,165	6,147
Pretax (loss) income from discontinued operations	18	(1,327)	(1,309)
Income tax benefit	(1,165)	(1,969)	(3,134)
Net income from discontinued operations	$1,183	$642	$1,825

The major classes of assets and liabilities held for sale and related to discontinued operations are as follows:

(Thousands of dollars)	June 30, 2007	Dec. 31, 2006

Cash	$7,127	$25,729
Accounts receivables, net	906	421
Deferred income tax benefits	102,377	144,740
Other current assets	5,532	6,150
Current assets held for sale and related to discontinued operations	$115,942	$177,040
Net property, plant and equipment	$44	$174
Deferred income tax benefits	145,870	144,564
Other noncurrent assets	32,337	2,068
Noncurrent assets held for sale and related to discontinued operations	$178,251	$146,806
Accounts payable	$1,376	$1,560
Other current liabilities	29,789	23,918
Current liabilities held for sale and related to discontinued operations	$31,165	$25,478
Other noncurrent liabilities	$7,571	$5,473
Noncurrent liabilities held for sale and related to discontinued operations	$7,571	$5,473

5.              Income Taxes

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

The essential financial terms of the final settlement, as accepted and implemented, are as follows:

1.               Xcel Energy will pay the government a total of $64.4 million in full settlement of the government’s claims for tax, penalty, and interest for tax years 1993-2007.  The recognition of this settlement  in the second quarter of 2007 resulted in total expense of $56.5 million, including federal and state tax, interest on the federal and state tax liabilities, penalties, and tax benefits on the interest expense.  The expense of $56.5 million includes $41.2 million of interest and penalties and income tax of $15.3 million (net of tax benefit on the interest expense of $14.3 million).

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

As previously disclosed, Xcel Energy was in litigation with the federal government to establish its right to deduct interest expense on COLI policy loans incurred since 1993.  Xcel Energy and the IRS have reached a settlement in principle regarding this litigation (see previous discussion of COLI).

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

The amount of unrecognized tax benefits was $47.3 million on Jan. 1, 2007 (including $4.7 million reported as discontinued operations) and $60.6 million (including $4.3 million reported as discontinued operations) on June 30, 2007. These amounts were offset against the tax benefits associated with net operating loss and tax credit carryovers of $43.2 million on Jan. 1, 2007 (including $28.9 million reported as discontinued operations) and $43.7 million on June 30, 2007 (including $32.1 million reported as discontinued operations).

Included in the unrecognized tax benefit balance for continuing operations was $12.7 million and $20.3 million of tax positions on Jan. 1, 2007 and June 30, 2007, respectively, which if recognized would affect the annual effective tax rate. In addition, the unrecognized tax benefit balance for continuing operations included $29.9 million and $36.0 million of tax positions on Jan. 1, 2007 and June 30, 2007, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The change in the unrecognized tax benefit balance for continuing operations from April 1, 2007 to June 30, 2007, was due to the addition of similar uncertain tax positions relating to second quarter activity, the resolution of certain federal audit matters, and the proposed settlement of the COLI litigation.  Xcel Energy’s amount of unrecognized tax benefits for continuing operations could significantly change in the next 12 months as the IRS and state audits progress and as the settlement of the COLI litigation is finalized.  The settlement of the COLI litigation is estimated to reduce the amount of unrecognized tax benefits by $12.4 million.

The interest expense liability related to unrecognized tax benefits on Jan. 1, 2007, was not material due to net operating loss and tax credit carryovers. The change in the interest expense liability from Jan. 1, 2007, to June 30, 2007, was an increase of $23.1 million (including -$1.0 million reported as discontinued operations), primarily due to the proposed settlement of the COLI litigation.  Penalties of $2.1 million, were accrued as of June 30, 2007 due to the proposed settlement of the COLI litigation.

6.   Rate Matters

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

7.              Commitments and Contingent Liabilities

Except to the extent noted below, the circumstances set forth in Notes 15, 16 and 17 to the consolidated financial statements included in Xcel Energy’s Current Report on Form 8-K/A filed on Dec. 13, 2007, and Notes 5 and 6 to the consolidated financial statements in this Quarterly Report on Form 10-Q/A appropriately represent, in all material respects, the current status of other commitments and contingent liabilities, including those regarding public liability for claims resulting from any nuclear incident, and are incorporated herein by reference. The following include unresolved contingencies that are material to Xcel Energy’s financial position.

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

Third Party and Other Environmental Site Remediation

Asbestos Removal — Some of our facilities contain asbestos. Most asbestos will remain undisturbed until the facilities that contain it are demolished or renovated. Xcel Energy has recorded an estimate for final removal of the asbestos as an asset retirement obligation. See additional discussion of asset retirement obligations in Note 16 to the consolidated financial statements included in Xcel Energy’s Current Report on Form 8-K/A filed on Dec. 13, 2007. It may be necessary to remove some asbestos to perform maintenance or make improvements to other equipment. The cost of removing asbestos as part of other work is immaterial and is recorded as incurred as operating expenses for maintenance projects, capital expenditures for construction projects or removal costs for demolition projects.

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

Abelman Art Glass vs. EnCana Corporation et al. — On Dec. 13, 2004, a class action complaint was filed in the U.S. District Court for the Eastern District of California by Abelman Art Glass and subsequently served on Xcel Energy. The lawsuit, filed on behalf of a purported class of natural gas purchasers, alleges that Xcel Energy falsely reported natural gas trades to market trade publications in an effort to artificially raise natural gas prices in California and engaged in a conspiracy with other sellers of natural gas to inflate prices. This case has been consolidated with Texas-Ohio Energy, Inc. vs. Centerpoint Energy et al and assigned to U.S. District Judge Pro. Defendants filed a motion to dismiss, which was granted on Dec. 19, 2005. Plaintiffs subsequently appealed to the 9th Circuit Court of Appeals and oral arguments on the appeal were heard on Feb. 13, 2007.

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

Other Contingencies

•                  Tax Matters — See Note 5 to the consolidated financial statements for discussion of exposures regarding the tax deductibility of corporate-owned life insurance loan interest; and

•                  Guarantees — See Note 8 to the consolidated financial statements for discussion of exposures under various guarantees.

8.              Short-Term Borrowings and Other Financing Instruments

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

9.   Long-Term Borrowings and Other Financing Instruments

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

10.  Derivative Valuation and Financial Impacts

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

Derivatives Not Qualifying for Hedge Accounting

Xcel Energy and its subsidiaries enter into certain commodity-based derivative transactions, not included in trading operations, which do not qualify for hedge accounting treatment.  These derivative instruments are accounted for on a mark-

to-market basis in accordance with SFAS 133 and are recorded on a net basis within Operating Revenues on the Consolidated Statements of Income.

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

11.  Detail of Interest and Other Income (Expense), Net

Interest and other income, net of nonoperating expenses, for the three and six months ended June 30 consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(Thousands of dollars)	2007	2006	2007	2006
Interest income	$4,656	$5,720	$9,447	$9,799
Equity income in unconsolidated affiliates	1,107	1,092	2,185	2,278
Other nonoperating income	611	2,828	1,231	4,319
Minority interest income	113	253	247	303
Employee-related insurance policy expense	(7,122)	(7,977)	(12,897)	(13,558)
Other nonoperating expense	(13)	(995)	(45)	(2,604)
Total interest and other income, net	$(648)	$921	$168	$537

12.  Common Stock and Equivalents

Xcel Energy has common stock equivalents consisting of convertible senior notes, 401(k) equity awards and stock options.  For the three and six months ended June 30, 2007 and 2006, Xcel Energy had approximately 10.6 million and 12.9 million options outstanding, respectively, that were antidilutive and, therefore, excluded from the dilutive earnings per share calculation.

The dilutive impacts of common stock equivalents affected earnings per share as follows for the three and six months ending June 30, 2007 and 2006:

	Three months ended June 30, 2007			Three months ended June 30, 2006
(Amounts in thousands, except per share amounts)	Income	Shares	Per-share Amount	Income	Shares	Per-share Amount
Income from continuing operations	$67,695			$97,936
Less: Dividend requirements on preferred stock	(1,060)			(1,060)
Basic earnings per share:
Income from continuing operations	66,635	412,710	$0.16	96,876	405,434	$0.24
Effect of dilutive securities:
$ 230 million convertible debt	2,226	15,113		3,044	18,654
$ 57.5 million convertible debt	783	4,663		779	4,663
401(k) equity awards	—	275		—	330
Stock options	—	100		—	18
Diluted earnings per share:
Income from continuing operations and assumed conversions	$69,644	432,861	$0.16	$100,699	429,099	$0.24

	Six months ended June 30, 2007			Six months ended June 30, 2006
(Amounts in thousands, except per share amounts)	Income	Shares	Per-share Amount	Income	Shares	Per-share Amount
Income from continuing operations	$186,209			$247,748
Less: Dividend requirements on preferred stock	(2,120)			(2,120)
Basic earnings per share:
Income from continuing operations	184,089	410,370	$0.44	245,628	404,783	$0.61
Effect of dilutive securities:
$230 million convertible debt	5,270	16,880		6,002	18,654
$57.5 million convertible debt	1,545	4,663		1,501	4,663
401(k) equity awards	—	443		—	231
Stock options	—	115		—	18
Diluted earnings per share:
Income from continuing operations and assumed conversions	$190,904	432,471	$0.44	$253,131	428,349	$0.59

13.  Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three months ended June 30,
	2007	2006	2007	2006
(Thousands of dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$14,555	$14,380	$1,205	$1,479
Interest cost	43,028	38,197	11,635	13,287
Expected return on plan assets	(66,525)	(67,551)	(7,582)	(7,110)
Amortization of transition obligation	—	—	3,677	3,577
Amortization of prior service cost (credit)	6,487	7,421	(545)	(545)
Amortization of net loss	4,555	4,165	2,106	5,875
Net periodic benefit cost (credit)	2,100	(3,388)	10,496	16,563
Credits not recognized due to the effects of regulation	2,894	3,893	—	—
Additional cost recognized due to the effects of regulation	—	—	973	973
Net benefit cost recognized for financial reporting	$4,994	$505	$11,469	$17,536

	Six months ended June 30,
	2007	2006	2007	2006
(Thousands of dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$31,040	$30,814	$2,906	$3,316
Interest cost	82,626	77,706	25,238	26,470
Expected return on plan assets	(132,416)	(134,032)	(15,200)	(13,378)
Amortization of transition obligation	—	—	7,288	7,222
Amortization of prior service cost (credit)	12,974	14,848	(1,090)	(1,090)
Amortization of net loss	8,422	8,676	7,100	12,398
Net periodic benefit cost (credit)	2,646	(1,988)	26,242	34,938
Credits not recognized due to the effects of regulation	5,574	6,318	—	—
Additional cost recognized due to the effects of regulation	—	—	1,946	1,946
Net benefit cost recognized for financial reporting	$8,220	$4,330	$28,188	$36,884

14. Segment Information

Xcel Energy has the following reportable segments: Regulated Electric Utility, Regulated Natural Gas Utility and All Other. Commodity trading operations performed by regulated operating companies are not a reportable segment.  Commodity trading results are included in the Regulated Electric Utility segment.

(Thousands of Dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
Three months ended June 30, 2007
Operating revenues from external customers	$1,919,695	$330,868	$16,729	$—	$2,267,292
Intersegment revenues	186	5,780	—	(5,966)	—
Total revenues	$1,919,881	$336,648	$16,729	$(5,966)	$2,267,292
Income (loss) from continuing operations	$123,829	$8,911	$(53,596)	$(11,449)	$67,695
Three months ended June 30, 2006
Operating revenues from external customers	$1,786,571	$270,990	$16,312	$—	$2,073,873
Intersegment revenues	225	1,228	—	(1,453)	—
Total revenues	$1,786,796	$272,218	$16,312	$(1,453)	$2,073,873
Income (loss) from continuing operations	$93,783	$2,955	$20,783	$(19,585)	$97,936

(Thousands of Dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
Six months ended June 30, 2007
Operating revenues from external customers	$3,735,498	$1,258,290	$37,166	$—	$5,030,954
Intersegment revenues	515	10,168	—	(10,683)	—
Total revenues	$3,736,013	$1,268,458	$37,166	$(10,683)	$5,030,954
Income (loss) from continuing operations	$195,964	$65,832	$(42,815)	$(32,772)	$186,209
Six months ended June 30, 2006
Operating revenues from external customers	$3,632,443	$1,289,130	$40,404	$—	$4,961,977
Intersegment revenues	387	3,767	—	(4,154)	—
Total revenues	$3,632,830	$1,292,897	$40,404	$(4,154)	$4,961,977
Income (loss) from continuing operations	$203,734	$48,174	$28,717	$(32,877)	$247,748

15.        Subsequent Events

NSP-Minnesota Annual Review of Remaining Lives Depreciation Filing — On June 4, 2007, NSP-Minnesota recommended lengthening the life of the Monticello nuclear plant by 20 years, effective Jan. 1, 2007 as well as certain other smaller life adjustments, as part of its annual review of remaining lives depreciation filing.

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

For more information, see Note 6 to the Consolidated Financial Statements.

NSP-Wisconsin Electric and Gas Rate Case — On June 1, 2007, NSP-Wisconsin filed with the PSCW a request to increase retail electric rates by $67.4 million and retail natural gas rates by $5.3 million, representing overall increases of 14.3 percent and 3.3 percent, respectively. The request assumes a common equity ratio of 53.86 percent, a return on equity of 11.00 percent and a combined electric and natural gas rate base of approximately $640 million.

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

Additional staff and intervenor testimony on rate design issues was filed on Oct. 22, 2007, and all rebuttal testimony was filed on Oct. 29, 2007. Technical and public hearings were held on  Nov. 8, 2007, and Nov. 12, 2007, respectively. The record in the case is now closed and the all legal briefs have been filed. The PSCW is expected to act upon the request in December 2007, and new rates are expected to be implemented in early 2008.

For more information, see Note 6 to the Consolidated Financial Statements.

PSCo Natural Gas Rate Case - On June 18, 2007, the CPUC approved a settlement between PSCo, the CPUC staff and the Colorado Office of Consumer Council (OCC), which granted the following:

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

For more information, see Note 6 to the Consolidated Financial Statements.

Wholesale Rate Complaints and Wholesale Rate Case — In November 2004, Golden Spread Electric, Lyntegar Electric, Farmer’s Electric, Lea County Electric, Central Valley Electric and Roosevelt County Electric, wholesale cooperative customers of SPS, filed a rate complaint at the FERC alleging that SPS’ rates for wholesale service were excessive and that SPS had incorrectly calculated monthly fuel cost adjustments contained in SPS’ wholesale rate schedules (the Complaint).  For more information regarding the Complaint and the ALJ’s recommended decision, see Note 6 to Consolidated Financial Statements.

SPS believes it should ultimately prevail in this proceeding; however, if the FERC were to adopt the majority of the ALJ’s recommendations, SPS’ refund exposure, including Golden Spread, could be approximately $50 million, based on an evaluation of all sales made from Jan. 1, 1999 to Dec. 31, 2006.  This estimate is based upon sales to wholesale customers of SPS that had been customers for less than five years and assumes that the NMPRC would not assign incremental fuel cost to agreements with longstanding customers to whom SPS has assigned system average fuel costs for many years.  If the FERC were to assign incremental fuel costs to longstanding customers, SPS’ exposure could exceed $50 million.

In an effort to resolve this matter, SPS has reached a settlement with Golden Spread (which now includes Lyntegar Electric) and Occidental regarding base rate and fuel issues and these entities filed with the FERC on Dec. 3, 2007 a comprehensive offer of settlement (the Settlement).   The Settlement seeks approval of:

(1)         A $1.25 million payment by SPS to Golden Spread related to potential damage claims Golden Spread may have associated with the quantities they are entitled to take under the existing partial requirements agreement for the years 2006 and 2007. The Settlement caps those quantities for the period 2008 through 2011.  SPS is not required to make any fuel refunds to Golden Spread that were the subject of the Complaint under the terms of the Settlement.

(2)         An extended partial requirements contract at system average cost, with a capacity amount that ramps down over the period 2012 through 2019 from 500 MW to 200 MW.  The extended agreement requires that the cost assignment treatment receive Texas and New Mexico state approvals and provides for alternative pricing terms and quantities to hold SPS harmless from cost disallowances in the event that adverse regulatory treatment occurs or state approvals are not obtained.  Golden Spread agreed to hold SPS harmless from any future adverse regulatory treatment regarding the proposed sale and SPS agreed to contingent payments ranging from $3 million to a maximum of $12 million, payable in 2012, in the event that there is an adverse cost assignment decision or a failure to obtain state approvals.

(3)         Resolution of base rates in the Complaint without any adjustment to the existing rates for the period January 2005 through June 30, 2006.  The Settlement also resolves all base rate issues in SPS’ rate case application for the period July 1, 2006 through June 30, 2008 other than the three month coincident peak (3 CP) or 12 month coincident peak (12CP) method of allocation of demand related costs and sets forth two sets of agreed on rates that are dependent on the ultimate resolution of that issue.  If SPS prevails in its support of the 12 CP demand allocation method, there would be no impact to earnings for this period.  If Golden Spread prevails, SPS would be required to refund Golden Spread and PNM approximately $4 million for the period through the end of 2007.

(4)         For July 1, 2008 and beyond, Golden Spread will be under a formula rate for production plant, similar to a formula rate for transmission investment.  The rate will be based on the most recent historic year actuals adjusted for known and measurable changes and trued up to the actual performance in a calendar year.  The formula will begin based on a 10.25 percent ROE and either party will have a right to seek changes to the ROE beginning with the 2009 formula rate filing.  SPS will share margins from its sales to WTMPA and EPE in that year but will assign system average fuel and energy costs to those agreements for purposes of calculating Golden Spread’s monthly fuel cost.

The Settlement is subject to approval by the FERC. Traditional FERC practice is to provide parties 20 days to comment on the Settlement and an additional 10 days to reply to comments.  SPS does not expect to settle with all parties to the Complaint and expects the FERC to issue an order addressing the ALJ’s recommended decision and all aspects of the Complaint. FERC could issue the order with respect to non-settling parties, prior to taking action on the Settlement.

If the Settlement is approved, any potential exposure faced by SPS for fuel cost disallowances in the Complaint proceeding would be reduced by approximately 40 percent, Golden Spread’s relative proportion of energy delivered during the period.  At Sept. 30, 2007, a reserve had been previously established for this potential exposure related to Golden Spread, with no further expense accrual required at this time, assuming this settlement is approved.

SPS - New Mexico Fuel Factor Continuation Filing — As disclosed in our Form 10-K for the year ended Dec. 31, 2006, on Aug. 18, 2005, SPS filed with the NMPRC requesting continuation of the use of SPS’ fuel and purchased power cost adjustment clause (FPPCAC) and current monthly factor cost recovery methodology. This filing was required by NMPRC rule.

Testimony was filed in the case by staff and intervenors objecting to SPS’ assignment of system average fuel costs to certain wholesale sales and the inclusion of certain purchased power capacity and energy payments in the FPPCAC. The testimony also proposed limits on SPS’ future use of the FPPCAC. Related to these issues some intervenors requested disallowances for past periods, which in the aggregate totaled approximately $45 million. This claim was for Oct. 1, 2001 through May 31, 2005 and does not include the value of incremental cost assigned for wholesale transactions from that date forward. Other issues in the case include the treatment of certain capacity costs, renewable energy certificates and sulfur dioxide (SO2) allowance credit proceeds in relation to SPS’ New Mexico retail fuel and purchased power recovery clause.

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

On Dec. 4, 2007, SPS, the New Mexico Staff, Occidental Permian Ltd. and the New Mexico Industrial Energy Consumers (NMIEC) filed an uncontested settlement of this matter with the NMPRC.  The settlement resolves all issues in the fuel continuation proceeding for total consideration of $15 million.  The amounts include resolution of all system average fuel matters through Dec. 31, 2007 with a refund to customers of $11.7 million; resolution of issues related to capacity costs and SO2 credits resulting in refunds totaling $1.8 million; and a commitment to fund low-income energy efficiency programs in 2008 and 2009 and invest in a solar project all at a total cost of $1.5 million.

At Sept. 30, 2007, a reserve had been previously established for this potential exposure, with no further expense accrual required at this time, assuming this settlement is approved.

The settlement would also resolve certain affiliate transactions raised by the parties, provide for significantly greater certainty surrounding system average fuel cost assignment on a going forward basis and reduce percentages of system average cost wholesale sales between now and 2019 on a stepped down basis.  Under the terms of the settlement, SPS anticipates additional fuel cost disallowances in 2008 and a portion of 2009 of approximately $2 million per year. It does not anticipate any future disallowances beyond this period.   The settlement would eliminate the need for any future proceedings related to wholesale contracts in effect in 2006 and beyond, and affiliate transactions dating back to the merger creating Xcel Energy Inc. in 2000, as would have been required under the Hearing Examiner’s recommended decision.  Finally, the settlement provides for SPS to continue its use of the FPPCAC subject to additional reporting provisions.

Because New Mexico procedures traditionally require a hearing on any proposed settlement, the parties to the settlement have jointly requested that the settlement be remanded back to the ALJ for such hearings before being taken up by the NMPRC.

SPS - New Mexico Electric Rate Case - On July 30, 2007, SPS filed with the NMPRC requesting a New Mexico retail electric general rate increase of $17.3 million annually, or a 6.6 percent increase. The rate filing is based on a 2006 calendar year base period adjusted for known and measurable changes and includes a requested rate of return on equity of 11.0 percent, an electric rate base of approximately $307.3 million allocated to the New Mexico retail jurisdiction and an equity ratio of 51.2 percent. The NMPRC suspended the requested effective date for an additional nine months beyond the requested effective date. Intervenor testimony is due Dec. 21, 2007 and hearings are scheduled for Jan. 28-Feb. 1, 2008. A decision on the request is expected in the second quarter of 2008, and final rates are expected to be implemented in mid-2008.

Long-Term Borrowings

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis by management focuses on those factors that had a material effect on Xcel Energy’s financial condition and results of operations during the periods presented, or are expected to have a material impact in the future and gives effect to the restatement discussed in Note 2 to the consolidated financial statements. It should be read in conjunction with the accompanying unaudited consolidated financial statements and notes.

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,”

“objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including the availability of credit and its impact on capital expenditures and the ability of Xcel Energy and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by Xcel Energy and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims, including the approval of the COLI settlement discussed below; actions of accounting regulatory bodies; the items described under Factors Affecting Results of Continuing Operations; and the other risk factors listed from time to time by Xcel Energy in reports filed with the SEC, including “Risk Factors” in Item 1A of Xcel Energy’s Form 10-K for the year ended Dec. 31, 2006 and Exhibit 99.01 to this report on Form 10-Q/A for the quarter ended June 30, 2007.

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

See Note 4 to the consolidated financial statements for a further discussion of discontinued operations.

	Three months ended June 30,		Six months ended June 30,
Contribution to Earnings (Millions of dollars)	2007	2006	2007	2006
GAAP income (loss) by segment
Regulated electric utility segment income — continuing operations	$123.8	$93.7	$196.0	$203.7
Regulated natural gas utility segment income — continuing operations	8.9	3.0	65.8	48.2
Other utility results (a)	(53.9)	5.2	(43.6)	12.1
Utility segment income — continuing operations	78.8	101.9	218.2	264.0

Holding company and other results	(11.1)	(3.9)	(32.0)	(16.2)
Income — continuing operations	67.7	98.0	186.2	247.8

Regulated utility income — discontinued operations	—	—	—	1.2
Other nonregulated income — discontinued operations	1.1	0.3	2.3	0.6
Income — discontinued operations	1.1	0.3	2.3	1.8
Total GAAP income	$68.8	$98.3	$188.5	$249.6

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
GAAP earnings per share contribution by segment-diluted
Regulated electric utility segment — continuing operations	$0.29	$0.22	$0.45	$0.48
Regulated natural gas utility segment — continuing operations	0.02	—	0.15	0.11
Other utility results (a)	(0.13)	0.02	(0.10)	0.03
Utility segment earnings per share — continuing operations	0.18	0.24	0.50	0.62

Holding company and other results	(0.02)	—	(0.06)	(0.03)
Earnings per share — continuing operations	0.16	0.24	0.44	0.59

Regulated utility earnings — discontinued operations	—	—	—	0.01
Other nonregulated earnings — discontinued operations	—	—	0.01	—
Earnings per share — discontinued operations	—	—	0.01	0.01
Total GAAP earnings per share - diluted	$0.16	$0.24	$0.45	$0.60

(a) Not a reportable segment. Included in All Other segment results in Note 14 to the consolidated financial statements. Other utility results, included in the earnings contribution table above, include certain subsidiaries of the utility operating companies that conduct non-utility activities.  Includes COLI/IRS settlement of $64.4 million ($56.5 net of tax).

The following table summarizes significant components contributing to the changes in the three months and six months ended June 30, 2007 earnings per share compared with the same period in 2006, which are discussed in more detail later.

Increase (decrease)	Three months ended June 30, 2007 vs. 2006	Six months ended June 30, 2007 vs. 2006
2006 Earnings per share	$0.24	$0.60

Components of change — 2007 vs. 2006
Higher base electric utility margins	0.05	0.05
Higher short-term wholesale and commodity trading margins	0.02	—
Higher natural gas margins	0.01	0.04
Lower (higher) operating and maintenance expense	0.01	(0.03)
Higher depreciation and amortization	(0.02)	(0.03)
COLI tax and penalty settlement	(0.13)	(0.13)
Higher effective tax rate and other	(0.02)	(0.05)
Net change in earnings per share — continuing operations	(0.08)	(0.15)

Changes in Earnings Per Share — Discontinued Operations	—	—

2007 Earnings per share	$0.16	$0.45

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

Non-Fuel Operating Expense and Other Costs

Other Operating and Maintenance Expenses — Utility — Other operating and maintenance expenses for the second quarter of 2007 decreased by approximately $7 million, or 1.5 percent, compared with the same period in 2006.  For more information see the following table:

Three months ended June 30,
(Millions of Dollars)	2007 vs. 2006
Lower employee benefit costs	$(12)
Lower nuclear plant outage costs	(12)
Higher combustion/hydro plant costs	7
Transmission fees classification change	(6)
Higher labor costs	5
Higher nuclear plant operation costs	3
Higher material costs	3
Higher uncollectible receivable costs	3
Higher donations	3
Other	(1)
Total decrease in other operating and maintenance expense-utility	$(7)

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

Income taxes — Income taxes for continuing operations increased by $50.5 million for the second quarter of 2007, compared with 2006.  The increase in income tax expense was primarily due to an increase in pretax income (excluding COLI) and $15.3 million of tax expense related to the COLI settlement in 2007 and $16.6 million of tax benefits from realized capital loss carry forwards in 2006. The effective tax rate for continuing operations was 51.2 percent for the second quarter of 2007, compared with 17.3 percent for the same period in 2006.  The higher effective tax rate for the second quarter of 2007 was primarily due to the COLI settlement and the lower effective tax rate for the second quarter of 2006 was primarily due to realized capital loss carry forwards.  Without these charges and benefits, the effective tax rate for the second quarters of 2007 and 2006 would have been 29.9 percent and 31.3 percent, respectively.

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

Non-Fuel Operating Expense and Other Costs

Other Operating and Maintenance Expenses — Utility — Other operating and maintenance expenses for the first six months of 2007 increased $19 million, or 2.2 percent, compared with the same period in 2006.  For more information see the following table:

Six months ended June 30,
(Millions of Dollars)	2007 vs. 2006
Higher combustion/hydro plant costs	$14
Transmission fee classification change	(11)
Higher nuclear plant operation costs	10
Higher labor costs	8
Lower employee benefit costs	(7)
Higher donations	5
Higher material costs	3
Higher nuclear plant outage costs	2
Other	(5)
Total increase in other operating and maintenance expense-utility	$19

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

Income taxes — Income taxes for continuing operations increased by $45.1 million for the first six months of 2007, compared with 2006.  The increase in income tax expense was primarily due to an increase in pretax income (excluding COLI), $15.3 million of tax expense related to the COLI settlement in 2007 and $17.5 million of tax benefits from realized capital loss carry forwards in 2006. The effective tax rate for continuing operations was 39.0 percent for the first six months of 2007, compared with 23.0 percent for the same period in 2006.  The higher effective tax rate for the first six months of 2007 was primarily due to the COLI settlement and the lower effective tax rate for the first six months of 2006 was primarily due to realized capital loss carry forwards.  Without these charges and benefits, the effective tax rate for the first six of months of 2007 and 2006 would have been 29.3 percent and 28.4 percent, respectively.

Factors Affecting Results of Continuing Operations

Fuel Supply and Costs

See the discussion of fuel supply and costs at Factors Affecting Results of Continuing Operations in Management’s Discussion and Analysis of Results of Operations included in Xcel Energy’s Current Report on Form 8-K/A filed on Dec. 13, 2007.

Regulation

Summary of Recent Federal Regulatory Developments

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, hydro facility licensing, natural gas transportation, accounting practices and certain other activities of Xcel Energy’s utility subsidiaries. State and local agencies have jurisdiction over many of Xcel Energy’s utility activities, including regulation of retail rates and environmental matters. In addition to the matters discussed below, see Note 6 to the consolidated financial statements for a discussion of other regulatory matters.

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

Environmental, Legal and Other Matters

See a discussion of environmental, legal and other matters at Note 7 to the consolidated financial statements.

Tax Matters

See a discussion of tax matters associated COLI policies at Note 5 to the consolidated financial statements for discussion of exposures regarding the tax deductibility of corporate-owned life insurance loan interest.

Critical Accounting Policies

Preparation of financial statements and related disclosures in compliance with GAAP requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events, including the likelihood of success of particular projects, legal and regulatory challenges and anticipated recovery of costs. These judgments, in and of themselves, could materially impact the financial statements and disclosures based on varying assumptions, which all may be appropriate to use. In addition, the financial and operating environment also may have a significant effect, not only on the operation of the business, but on the results reported through the application of accounting measures used in preparing the financial statements and related disclosures, even if the nature of the accounting policies applied have not changed. Item 7, Management’s Discussion and Analysis, in Xcel Energy’s Current Report on Form 8-K/A filed on Dec. 13, 2007, includes a list of accounting policies that are most significant to the portrayal of Xcel Energy’s financial condition and results, and that require management’s most difficult, subjective or complex judgments. Each of these has a higher likelihood of resulting in materially different reported amounts under different conditions or using different assumptions.

Pending Accounting Changes

See a discussion of pending accounting changes at Note 3 to the consolidated financial statements.

Financial Market Risks

Xcel Energy and its subsidiaries are exposed to market risks, including changes in commodity prices and interest rates, as disclosed in Management’s Discussion and Analysis in its Current Report on Form 8-K/A filed on Dec. 13, 2007. Commodity price risks for Xcel Energy’s regulated subsidiaries are mitigated in most jurisdictions due to cost-based rate regulation.  At June 30, 2007, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented as of Dec. 31, 2006, in Item 7A of Xcel Energy’s Current Report on Form 8-K/A filed on Dec. 13, 2007. Value-at-risk, commodity trading and hedging information is provided below for informational purposes.

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

At June 30, 2007, a 100-basis-point change in the benchmark rate on Xcel Energy’s variable rate debt would impact pretax interest expense by approximately $11.1 million annually, or approximately $2.8 million per quarter. See Note 10 to the consolidated financial statements for a discussion of Xcel Energy and its subsidiaries’ interest rate swaps.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Six months ended June 30,
(Millions of Dollars)	2007	2006

Cash provided by operating activities
Continuing operations	$910	$1,145
Discontinued operations	29	76
Total	$939	$1,221

Cash provided by operating activities for continuing operations decreased by $282 million for the first six months of 2007, compared with the first six months of 2006.  This decrease was largely due to the timing of working capital activity.  Specifically, the collection of receivables and the collection of recoverable purchased natural gas and electric energy costs.  The decrease in cash provided by operations was partially offset by decreased cash expenditures for accounts payable.

	Six months ended June 30,
(Millions of Dollars)	2007	2006

Cash provided by (used in) investing activities
Continuing operations	$(971)	$(716)
Discontinued operations	—	42
Total	$(971)	$(674)

Cash used in investing activities for continuing operations increased by $297 million for the first six months of 2007, compared with the first six months of 2006.  The increase was primarily due to increased capital expenditures.  In addition, the cash flow used in investing activities reflects the sale of certain investments in the nuclear decommissioning trust fund and the reinvestment of the proceeds.  The sale and reinvestment was part of a transaction intended to consolidate trust fund accounts into an income tax advantaged fund, resulting from the Energy Policy Act of 2005.

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

Long-Term Borrowings - See a discussion of the long-term borrowings at Note 9 to the consolidated financial statements.

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

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, various lawsuits and claims have arisen against Xcel Energy. After consultation with legal counsel, Xcel Energy has recorded an estimate of the probable cost of settlement or other disposition for such matters. See Notes 6 and 7 of the Consolidated Financial Statements in this Quarterly Report on Form 10-Q/A for further discussion of legal proceedings, including Regulatory Matters and Commitments and Contingent Liabilities, which are hereby incorporated by reference. Reference also is made to Item 3 of Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2006 and Note 16 of Consolidated Financial Statements included in Xcel Energy’s Current Report on Form 8-K/A filed on Dec. 13, 2007, for a description of certain legal proceedings presently pending.

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

On Sept. 20, 2007, Xcel Energy submitted its formal offer in compromise to settle the dispute relating to the proper tax treatment of the COLI policies beginning with tax year 1993 and for all years thereafter. By letter dated Sept. 21, 2007, the United States accepted the terms of that settlement offer. The terms of the final settlement are essentially the same as the settlement in principle reached on June 19, 2007. The U.S. government’s letter terminates the tax litigation pending between the parties for tax years 1993-2002 and also specifies the agreed tax treatment for certain aspects of those policies for subsequent tax years. See Note 5 to Xcel Energy’s consolidated financial statements for additional disclosure related to the COLI settlement.

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

1.Proposal to elect thirteen directors:

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

Dec. 13, 2007