Form 10-Q/A
period 2007-09-30
XCEL ENERGY INC
filed 2007-12-13
CIK 72903

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

As a result of the settlement in principle, which required the surrender of the COLI policies, Xcel Energy had previously classified all amounts related to PSRI as a discontinued operation for all periods presented in its Forms 10-Q for the periods ended June 30, 2007 and Sept. 30, 2007.

Pursuant to a routine review of our periodic reports by the staff of the Securities and Exchange Commission, management reassessed   the appropriateness of the treatment of PSRI as a discontinued operation under SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and determined that PSRI operations, including the impact of the IRS settlement, should be presented for financial reporting purposes as part of continuing operations rather than as discontinued operations as previously reported in the Form 10-Q.

This Amendment No. 1 on Form 10-Q/A (the “Report”) is being filed to amend and restate Xcel Energy’s Quarterly Report on Form 10-Q for the quarter ended Sept. 30, 2007, that was filed on Oct. 26, 2007 (the “Original Report”).  The purpose of this amendment is to reflect the restatement of Xcel Energy’s previously issued financial statement as of and for the three and nine month periods ended Sept. 30, 2007 and 2006, and update other information, including Management’s Discussion and Analysis to reflect the restatement, in each case to reflect PSRI as a continuing operation.  These revised sections of this report have not otherwise been updated for events occurring after the date of the financial statements, except to reflect the COLI tax settlement and the related treatment of PSRI as a continuing operation and certain significant subsequent events included in Notes 5 and 16. All other information is unchanged and reflects the disclosures made at the time of the original filing. In addition, currently dated certifications from Xcel Energy’s Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Form 10-Q/A.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(Thousands of Dollars, Except Per Share Data)	2007	2006	2007	2006
	(As restated See Note 2)	(As restated See Note 2)	(As restated See Note 2)	(As restated See Note 2)
Operating revenues
Electric utility	$2,199,533	$2,159,844	$5,935,031	$5,792,287
Natural gas utility	184,161	230,293	1,442,451	1,519,423
Nonregulated and other	16,303	21,454	53,469	61,858
Total operating revenues	2,399,997	2,411,591	7,430,951	7,373,568

Operating expenses
Electric fuel and purchased power — utility	1,101,844	1,160,896	3,113,314	3,106,804
Cost of natural gas sold and transported — utility	89,245	136,795	1,049,601	1,156,042
Cost of sales — nonregulated and other	4,452	4,096	14,179	16,763
Other operating and maintenance expenses — utility	444,521	411,200	1,342,085	1,289,583
Other operating and maintenance expenses — nonregulated	7,403	8,292	19,434	20,470
Depreciation and amortization	191,663	208,657	619,770	614,982
Taxes (other than income taxes)	66,024	71,552	210,437	221,413
Total operating expenses	1,905,152	2,001,488	6,368,820	6,426,057
Operating income	494,845	410,103	1,062,131	947,511

Interest and other income, net	3,002	2,149	3,170	2,686
Allowance for funds used during construction - equity	9,023	8,300	25,294	16,752

Interest charges and financing costs
Interest charges — includes other financing costs of $4,924, $6,165, $16,518 and $18,770, respectively	137,451	121,715	390,427	360,372
Interest and penalties related to COLI settlement	2,190	—	43,401	—
Allowance for funds used during construction - debt	(8,481)	(8,363)	(24,129)	(22,245)
Total interest charges and financing costs	131,160	113,352	409,699	338,127

Income from continuing operations before income taxes	375,710	307,200	680,896	628,822
Income taxes	120,990	83,025	239,967	156,899
Income from continuing operations	254,720	224,175	440,929	471,923
Income from discontinued operations, net of tax	97	287	2,376	2,112
Net income	254,817	224,462	443,305	474,035
Dividend requirements on preferred stock	1,060	1,060	3,180	3,180
Earnings available to common shareholders	$253,757	$223,402	$440,125	$470,855

Weighted average common shares outstanding (thousands)
Basic	419,822	406,123	413,555	405,234
Diluted	433,387	430,000	432,811	429,095
Earnings per share — basic
Income from continuing operations	$0.60	$0.55	$1.06	$1.16
Income from discontinued operations	—	—	—	—
Earnings per share — basic	$0.60	$0.55	$1.06	$1.16
Earnings per share — diluted
Income from continuing operations	$0.59	$0.53	$1.03	$1.12
Income from discontinued operations	—	—	0.01	—
Earnings per share — diluted	$0.59	$0.53	$1.04	$1.12

Cash dividends declared per common share	$0.23	$0.22	$0.68	$0.66

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Thousands of Dollars)

	Nine Months Ended Sept. 30,
	2007	2006
	(As restated See Note 2)	(As restated See Note 2)
Operating activities
Net income	$443,305	$474,035
Remove income from discontinued operations	(2,376)	(2,112)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	645,007	643,520
Nuclear fuel amortization	38,570	35,359
Deferred income taxes	187,314	(105,793)
Amortization of investment tax credits	(7,282)	(7,354)
Allowance for equity funds used during construction	(25,294)	(16,752)
Undistributed equity in earnings of unconsolidated affiliates	(1,632)	(2,171)
Share-based compensation expense	14,996	19,044
Net realized and unrealized hedging and derivative transactions	(16,269)	(57,327)
Changes in operating assets and liabilities:
Accounts receivable	122,216	268,249
Accrued unbilled revenues	19,655	208,359
Inventories	(25,223)	(6,620)
Recoverable purchased natural gas and electric energy costs	207,586	273,239
Other current assets	(4,448)	4,674
Accounts payable	(247,667)	(341,207)
Net regulatory assets and liabilities	(34,127)	36,246
Other current liabilities	55,368	133,245
Change in other noncurrent assets	(22,288)	(18,583)
Change in other noncurrent liabilities	(8,335)	(72,014)
Operating cash flows provided by discontinued operations	57,237	129,744
Net cash provided by operating activities	1,396,313	1,595,781

Investing activities
Utility capital and construction expenditures	(1,481,693)	(1,165,807)
Allowance for equity funds used during construction	25,294	16,752
Purchase of investments in external decommissioning fund	(499,991)	(699,593)
Proceeds from the sale of investments in external decommissioning fund	467,447	665,814
Nonregulated capital expenditures and asset acquisitions	(958)	(1,614)
Proceeds from sale of assets	—	24,670
Cash obtained from consolidation of NMC	38,950	—
Change in restricted cash	(4,881)	(3,085)
Other investments	10,578	9,697
Investing cash flows provided by discontinued operations	—	42,377
Net cash used in investing activities	(1,445,254)	(1,110,789)

Financing activities
Short-term repayments — net	(206,075)	(396,120)
Proceeds from issuance of long-term debt	1,162,404	882,578
Repayment of long-term debt, including reacquisition premiums	(290,243)	(773,901)
Early participation payments on debt exchange	(4,859)	—
Proceeds from issuance of common stock	8,970	7,747
Dividends paid	(281,249)	(267,228)
Net cash provided by (used in) financing activities	388,948	(546,924)

Net increase (decrease) in cash and cash equivalents	340,007	(61,932)
Net increase (decrease) in cash and cash equivalents - discontinued operations	(16,557)	22,697
Cash and cash equivalents at beginning of year	37,458	72,196
Cash and cash equivalents at end of quarter	$360,908	$32,961

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$309,620	$307,922
Cash paid for income taxes (net of refunds received)	(11,163)	(773)
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$69,192	$43,068
Supplemental disclosure of non-cash financing transactions:
Issuance of common stock for reinvested dividends and 401(k) plans	$45,791	$44,338
Issuance of common stock for senior convertible notes	125,632	—

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of Dollars)

	Sept. 30, 2007	Dec. 31, 2006
	(As restated See Note 2)	(As restated See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$360,908	$37,458
Accounts receivable, net of allowance for bad debts of $41,918 and $36,689, respectively	749,991	833,293
Accrued unbilled revenues	494,645	514,300
Materials and supplies inventories	164,258	158,721
Fuel inventories	118,270	95,651
Natural gas inventories	248,841	251,818
Recoverable purchased natural gas and electric energy costs	51,014	258,600
Derivative instruments valuation	116,319	101,562
Prepayments and other	208,220	205,743
Current assets held for sale and related to discontinued operations	139,345	177,040
Total current assets	2,651,811	2,634,186
Property, plant and equipment, at cost:
Electric utility plant	20,140,069	19,367,671
Natural gas utility plant	2,925,672	2,846,435
Common utility and other property	1,476,783	1,439,020
Construction work in progress	1,715,364	1,425,484
Total property, plant and equipment	26,257,888	25,078,610
Less accumulated depreciation	(10,090,852)	(9,670,104)
Nuclear fuel, net of accumulated amortization: $1,276,488 and $1,237,917, respectively	179,101	140,152
Net property, plant and equipment	16,346,137	15,548,658
Other assets:
Nuclear decommissioning fund and other investments	1,347,017	1,279,573
Regulatory assets	1,182,927	1,189,145
Prepaid pension asset	618,397	586,712
Derivative instruments valuation	399,198	437,520
Other	130,588	135,746
Noncurrent assets held for sale and related to discontinued operations	133,606	146,806
Total other assets	3,811,733	3,775,502
Total assets	$22,809,681	$21,958,346
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$306,997	$336,411
Short-term debt	420,225	626,300
Accounts payable	875,574	1,101,270
Taxes accrued	245,314	252,384
Dividends payable	97,644	91,685
Derivative instruments valuation	86,910	83,944
Other	422,905	347,809
Current liabilities held for sale and related to discontinued operations	26,075	25,478
Total current liabilities	2,481,644	2,865,281
Deferred credits and other liabilities:
Deferred income taxes	2,446,675	2,256,599
Deferred investment tax credits	114,312	121,594
Asset retirement obligations	1,301,083	1,361,951
Regulatory liabilities	1,401,863	1,364,657
Pension and employee benefit obligations	657,560	704,913
Derivative instruments valuation	436,562	483,077
Customer advances	303,929	302,168
Other liabilities	128,575	119,633
Noncurrent liabilities held for sale and related to discontinued operations	22,012	5,473
Total deferred credits and other liabilities	6,812,571	6,720,065
Minority interest in subsidiaries	307	1,560
Commitments and contingent liabilities
Capitalization:
Long-term debt	7,252,800	6,449,638
Preferred stockholders’ equity - authorized 7,000,000 shares of $100 par value; outstanding shares: 1,049,800	104,980	104,980
Common stockholders’ equity - authorized 1,000,000,000 shares of $2.50 par value; outstanding shares:
Sept. 30, 2007 — 419,925,576; Dec. 31, 2006 — 407,296,907	6,157,379	5,816,822
Total liabilities and equity	$22,809,681	$21,958,346

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(UNAUDITED)

(Thousands)

	Common Stock Issued				Accumulated
	Shares	Par Value	Additional Paid In Capital	Retained Earnings	Other Comprehensive Income (Loss)	Total Common Stockholders’ Equity
				(As restated See Note 2)		(As restated See Note 2)
Three months ended Sept. 30, 2007 and 2006

Balance at June 30, 2006	405,560	$1,013,901	$4,012,799	$632,263	$(103,713)	$5,555,250
Net income				224,462		224,462
Minimum pension liability adjustment, net of tax of $21					(21)	(21)
Net derivative instrument fair value changes during the period, net of tax of $(11,309)					(15,966)	(15,966)
Unrealized gain - marketable securities, net of tax of $8					15	15
Comprehensive income for the period						208,490
Dividends declared:
Cumulative preferred stock				(1,060)		(1,060)
Common stock				(90,451)		(90,451)
Issuances of common stock	965	2,411	13,551			15,962
Share-based compensation			(1,286)			(1,286)
Balance at Sept. 30, 2006	406,525	$1,016,312	$4,025,064	$765,214	$(119,685)	$5,686,905

Balance at June 30, 2007 (As previously reported)	419,510	$1,048,774	$4,175,833	$779,603	$(9,294)	$5,994,916
Adjustments (See Note 2)				(7,224)		(7,224)
Balance at June 30, 2007 (As restated See Note 2)	419,510	1,048,774	4,175,833	772,379	(9,294)	5,987,692
Net income				254,817		254,817
Changes in unrecognized amounts of pension and retiree medical benefits, net of tax of $115					446	446
Net derivative instrument fair value changes during the period, net of tax of $1,042					(2,235)	(2,235)
Comprehensive income for the period						253,028
Dividends declared:
Cumulative preferred stock				(1,060)		(1,060)
Common stock				(96,582)		(96,582)
Issuances of common stock	416	1,040	7,644			8,684
Share-based compensation			5,617			5,617
Balance at Sept. 30, 2007 (As restated)	419,926	$1,049,814	$4,189,094	$929,554	$(11,083)	$6,157,379

See Notes to Consolidated Financial Statements

	Common Stock Issued				Accumulated
	Shares	Par Value	Additional Paid In Capital	Retained Earnings	Other Comprehensive Income (Loss)	Total Common Stockholders’ Equity
				(As restated See Note 2)		(As restated See Note 2)
Nine months ended Sept. 30, 2007 and 2006

Balance at Dec. 31, 2005	403,387	$1,008,468	$3,956,710	$562,138	$(132,061)	$5,395,255
Net income				474,035		474,035
Minimum pension liability adjustment, net of tax of $21					(21)	(21)
Net derivative instrument fair value changes during the period, net of tax of $6,779					12,354	12,354
Unrealized gain - marketable securities, net of tax of $25					43	43
Comprehensive income for the period						486,411
Dividends declared:
Cumulative preferred stock				(3,180)		(3,180)
Common stock				(267,779)		(267,779)
Issuances of common stock	3,138	7,844	48,841			56,685
Share-based compensation			19,513			19,513
Balance at Sept. 30, 2006	406,525	$1,016,312	$4,025,064	$765,214	$(119,685)	$5,686,905

Balance at Dec. 31, 2006	407,297	$1,018,242	$4,043,657	$771,249	$(16,326)	$5,816,822
FIN 48 adoption				2,207		2,207
Net income				443,305		443,305
Changes in unrecognized amounts of pension and retiree medical benefits, net of tax of $345					1,339	1,339
Net derivative instrument fair value changes during the period, net of tax of $2,926					3,900	3,900
Unrealized gain - marketable securities, net of tax of $2					4	4
Comprehensive income for the period						448,548
Dividends declared:
Cumulative preferred stock				(3,180)		(3,180)
Common stock				(284,027)		(284,027)
Issuances of common stock	12,629	31,572	129,072			160,644
Share-based compensation			16,365			16,365
Balance at Sept. 30, 2007 (As restated)	419,926	$1,049,814	$4,189,094	$929,554	$(11,083)	$6,157,379

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

2.   Restatement of Financial Statements

Subsequent to the issuance of Xcel Energy’s consolidated financial statements for the quarter ended September 30, 2007, management determined that PSR Investments, Inc. (PSRI), a wholly owned subsidiary of PSCO, should not have been presented as a discontinued operation, as previously reported in the Form10-Q, rather, PSRI should have been included as part of continuing operations.  As a result, the accompanying consolidated financial statements have been restated.

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

As a result of the settlement in principle, which required the surrender of the COLI policies, Xcel Energy had previously classified all amounts related to PSRI as a discontinued operation for all periods presented in its Forms 10-Q for the periods ended June 30, 2007 and Sept. 30, 2007, that were filed on July 27, 2007 and Oct. 26, 2007, respectively.

Pursuant to a routine review of Xcel Energy’s periodic reports by the staff of the Securities and Exchange Commission management reassessed the appropriateness of the treatment of PSRI as a discontinued operation under SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. and determined that PSRI operations, including the impact of the IRS settlement, should be presented  as part of continuing operations for financial reporting purposes.   The inclusion of PSRI as part of continuing operations impacted Xcel Energy’s effective tax rate, which caused a change in previously reported income taxes. The effect of presenting PSRI as part of continuing operations rather than as discontinued operations as previously reported in the Form 10-Q is reflected in the tables below:

	Consolidated Statements of Income
	For the Three Months Ended September 30,
	2007			2006
(Thousands of dollars)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Other operating and maintenance expenses-utility	$443,599	$922	$444,521	$410,063	$1,137	$411,200
Taxes (other than income taxes)	66,021	3	66,024	71,551	1	71,552
Total operating expenses	1,904,227	925	1,905,152	2,000,350	1,138	2,001,488
Operating income	495,770	(925)	494,845	411,241	(1,138)	410,103
Interest and other income, net	6,448	(3,446)	3,002	5,582	(3,433)	2,149
Interest charges	137,432	19	137,451	121,715	—	121,715
Interest and penalties related to COLI settlement	—	2,190	2,190	—	—	—
Total interest charges and financing costs	128,951	2,209	131,160	113,352	—	113,352
Income from continuing operations before income taxes	382,290	(6,580)	375,710	311,771	(4,571)	307,200
Income taxes	135,945	(14,955)	120,990	97,923	(14,898)	83,025
Income from continuing operations	246,345	8,375	254,720	213,848	10,327	224,175
Income (loss) from discontinued operations	5,369	(5,272)	97	10,614	(10,327)	287
Net income	251,714	3,103	254,817	224,462	—	224,462
Income from discontinued operations	250,654	3,103	253,757	223,402	—	223,402
Earnings per share from continuing operations - basic	0.58	0.02	0.60	0.52	0.03	0.55
Earnings per share from continuing operations - diluted	0.57	0.02	0.59	0.50	0.03	0.53
Earnings (loss) per share from discontinued operations - basic	0.02	(0.02)	—	0.03	(0.03)	—
Earnings (loss) per share from discontinued operations – diluted	0.01	(0.01)	—	0.03	(0.03)	—
Earnings per share – diluted	0.58	0.01	0.59	0.53	—	0.53

	Consolidated Statements of Income
	For the Nine Months Ended September 30,
	2007			2006
(Thousands of dollars)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Other operating and maintenance expenses-utility	$1,338,934	$3,151	$1,342,085	$1,286,426	$3,157	$1,289,583
Taxes (other than income taxes)	210,432	5	210,437	221,410	3	221,413
Total operating expenses	6,365,664	3,156	6,368,820	6,422,897	3,160	6,426,057
Operating income	1,065,287	(3,156)	1,062,131	950,671	(3,160)	947,511
Interest and other income, net	15,503	(12,333)	3,170	15,975	(13,289)	2,686
Interest charges	390,407	20	390,427	360,297	75	360,372
Interest and penalties related to COLI settlement	—	43,401	43,401	—	—	—
Total interest charges and financing costs	366,278	43,421	409,699	338,052	75	338,127
Income from continuing operations before income taxes	739,806	(58,910)	680,896	645,346	(16,524)	628,822
Income taxes	255,178	(15,211)	239,967	190,289	(33,390)	156,899
Income from continuing operations	484,628	(43,699)	440,929	455,057	16,866	471,923
Income (loss) from discontinued operations	(37,202)	39,578	2,376	18,978	(16,866)	2,112
Net income	447,426	(4,121)	443,305	474,035	—	474,035
Income from discontinued operations	444,246	(4,121)	440,125	470,855	—	470,855
Earnings per share from continuing operations - basic	1.16	(0.10)	1.06	1.12	0.04	1.16
Earnings per share from continuing operations - diluted	1.13	(0.10)	1.03	1.08	0.04	1.12
Earnings (loss) per share from discontinued operations - basic	(0.09)	0.09	—	0.04	(0.04)	—
Earnings (loss) per share from discontinued operations – diluted	(0.08)	0.09	0.01	0.04	(0.04)	—
Earnings per share - basic	1.07	(0.01)	1.06	1.16	—	1.16
Earnings per share – diluted	1.05	(0.01)	1.04	1.12	—	1.12

	Consolidated Balance Sheet
	September 30, 2007			December 31, 2006
(Thousands of dollars)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Cash and cash equivalents	$360,868	$40	$360,908	$37,458	$—	$37,458
Accounts receivable	750,131	(140)	749,991	816,093	17,200	833,293
Prepayments and other	189,135	19,085	208,220	189,658	16,085	205,743
Current assets held for sale and related to discontinued operations	161,470	(22,125)	139,345	229,633	(52,593)	177,040
Total current assets	2,654,951	(3,140)	2,651,811	2,653,494	(19,308)	2,634,186
Nuclear decommissioning fund and other investments	1,346,946	71	1,347,017	1,271,362	8,211	1,279,573
Other assets	127,674	2,914	130,588	135,746	—	135,746
Noncurrent assets held for sale and related to discontinued operations	147,969	(14,363)	133,606	162,586	(15,780)	146,806
Total other assets	3,823,111	(11,378)	3,811,733	3,783,071	(7,569)	3,775,502
Total assets	22,824,199	(14,518)	22,809,681	21,985,223	(26,877)	21,958,346

Accounts payable	873,200	2,374	875,574	1,100,600	670	1,101,270
Taxes accrued	234,609	10,705	245,314	271,691	(19,307)	252,384
Other current liabilities	397,747	25,158	422,905	347,809	—	347,809
Current liabilities held for sale and related to discontinued operations	63,332	(37,257)	26,075	26,149	(671)	25,478
Total current liabilities	2,480,664	980	2,481,644	2,884,589	(19,308)	2,865,281
Deferred income taxes	2,458,052	(11,377)	2,446,675	2,264,164	(7,565)	2,256,599
Noncurrent liabilities held for sale and related to discontinued operations	22,012	—	22,012	5,477	(4)	5,473
Total deferred credits and other liabilities	6,823,948	(11,377)	6,812,571	6,727,634	(7,569)	6,720,065
Common stockholders’ equity	6,161,500	(4,121)	6,157,379	5,816,822	—	5,816,822
Total liabilities and equity	22,824,199	(14,518)	22,809,681	21,985,223	(26,877)	21,958,346

	Consolidated Cash Flow Statement
	For the Nine Months Ended September 30,
	2007			2006
(Thousands of dollars)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Net income	$447,426	$(4,121)	$443,305	$474,035	$—	$474,035
Remove loss (income) from discontinued operations	37,202	(39,578)	(2,376)	(18,978)	16,866	(2,112)
Deferred income taxes	189,334	(2,020)	187,314	(117,707)	11,914	(105,793)
Change in accounts receivable	104,876	17,340	122,216	242,288	25,961	268,249
Change in other current assets	3,289	(7,737)	(4,448)	4,505	169	4,674
Change in accounts payable	(249,371)	1,704	(247,667)	(341,283)	76	(341,207)
Change in other current liabilities	197	55,171	55,368	166,918	(33,673)	133,245
Change in other noncurrent assets	(19,374)	(2,914)	(22,288)	(18,583)	—	(18,583)
Change in other noncurrent liabilities	(9,435)	1,100	(8,335)	(72,014)	—	(72,014)
Operating cash flows provided by discontinued operations	84,242	(27,005)	57,237	151,590	(21,846)	129,744
Net cash provided by operating activities	1,404,373	(8,060)	1,396,313	1,596,314	(533)	1,595,781
Other investments	2,438	8,140	10,578	9,238	459	9,697
Net cash used in investing activities	(1,453,394)	8,140	(1,445,254)	(1,111,248)	459	(1,110,789)
Net increase in cash and cash equivalents	339,927	80	340,007	(61,858)	(74)	(61,932)
Net increase (decrease) in cash and cash equivalents-discontinued operations	(16,517)	(40)	(16,557)	22,660	37	22,697
Cash and cash equivalents at beginning of year	37,458	—	37,458	71,382	814	72,196
Cash and cash equivalents at end of quarter	360,868	40	360,908	32,184	777	32,961

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

Summarized Financial Results of Discontinued Operations

(Thousands of dollars)	Utility Segments	All Other	Total

Three months ended Sept. 30, 2007
Operating revenues	$—	$—	$—
Operating income, interest and other income, net	—	(1,172)	(1,172)
Pretax income from discontinued operations	—	1,172	1,172
Income tax expense (benefit)	(79)	1,154	1,075
Net income from discontinued operations	$79	$18	$97

Three months ended Sept. 30, 2006
Operating revenues	$—	$1,374	$1,374
Operating expense, interest and other income, net	—	2,583	2,583
Pretax loss from discontinued operations	—	(1,209)	(1,209)
Income tax benefit	(1,068)	(428)	(1,496)
Net income (loss) from discontinued operations	$1,068	$(781)	$287

(Thousands of dollars)	Utility Segments	All Other	Total

Nine months ended Sept. 30, 2007
Operating revenues	$—	$36	$36
Operating income, interest and other income, net	—	(2,971)	(2,971)
Pretax income from discontinued operations	—	3,007	3,007
Income tax expense (benefit)	(81)	712	631
Net income from discontinued operations	$81	$2,295	$2,376

Nine months ended Sept. 30, 2006
Operating revenues	$—	$6,212	$6,212
Operating expense (income), interest and other income, net	(18)	8,748	8,730
Pretax (loss) income from discontinued operations	18	(2,536)	(2,518)
Income tax benefit	(2,233)	(2,397)	(4,630)
Net income (loss) from discontinued operations	$2,251	$(139)	$2,112

The major classes of assets and liabilities held for sale and related to discontinued operations are as follows:

(Thousands of dollars)	Sept. 30, 2007	Dec. 31, 2006

Cash	$9,172	$25,729
Accounts receivables, net	1,414	421
Deferred income tax benefits	93,904	144,740
Other current assets	34,855	6,150
Current assets held for sale and related to discontinued operations	$139,345	$177,040
Net property, plant and equipment	$—	$174
Deferred income tax benefits	123,091	144,564
Other noncurrent assets	10,515	2,068
Noncurrent assets held for sale and related to discontinued operations	$133,606	$146,806
Accounts payable	$1,262	$1,560
Other current liabilities	24,813	23,918
Current liabilities held for sale and related to discontinued operations	$26,075	$25,478
Other noncurrent liabilities	$22,012	$5,473
Noncurrent liabilities held for sale and related to discontinued operations	$22,012	$5,473

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

The essential financial terms of the final settlement, as accepted and implemented, are as follows:

1.                  Xcel Energy will pay the government a total of $64.4 million in full settlement of the government’s claims for tax, penalty, and interest for tax years 1993-2007.  The recognition of this settlement resulted in total expense of $59.5 million, including federal and state tax, interest on the federal and state tax liabilities, penalties, and tax benefits on the interest expense for the nine months ended Sept. 30, 2007.  The expense of $59.5 million includes $43.4 million of interest and penalties and income tax of $16.1 million (net of tax benefit on the interest expense of $14.3 million).

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

The amount of unrecognized tax benefits was $47.3 million on Jan. 1, 2007 (including $4.7 million reported as discontinued operations) and $42.5 million (including $4.3 million reported as discontinued operations) on Sept. 30, 2007. These amounts were offset against the tax benefits associated with net operating loss and tax credit carryovers of $43.2 million on Jan. 1, 2007 (including $28.9 million reported as discontinued operations) and $38.3 million on Sept. 30, 2007 (including $26.8 million reported as discontinued operations).

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

The change in the unrecognized tax benefit balance for continuing operations of $18.1 million from July 1, 2007 to Sept. 30, 2007, was due to the addition of similar uncertain tax positions relating to third quarter activity, the resolution of certain federal audit matters, and the final settlement of the COLI litigation. Xcel Energy’s amount of unrecognized tax benefits for continuing operations could significantly change in the next 12 months as the IRS and state audits progress. However, at this time due to the nature of the audit process, it is not reasonably possible to estimate a range of the possible change.

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

MISO Day 2 Market Cost Recovery — On Dec. 20, 2006, the MPUC issued an order ruling that NSP-Minnesota may recover all MISO Day 2 costs, except Schedules 16 and 17 administrative charges, through its fuel clause adjustment (FCA) effective April 1, 2005.

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

Additional staff and intervenor testimony on rate design issues was filed on Oct. 22, 2007, and all rebuttal testimony was filed on Oct. 29, 2007. Technical and public hearings were held on  Nov. 8, 2007, and Nov. 12, 2007, respectively. The record in the case is now closed and all legal briefs have been filed. The PSCW is expected to act upon the request in December 2007, and new rates are expected to be implemented in early 2008.

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

See additional discussion of asset retirement obligations in Note 16 in the consolidated financial statements included in Xcel Energy’s Current Report on Form 8-K/A filed on Dec. 13, 2007. It may be necessary to remove some asbestos to perform maintenance or make improvements to other equipment. The cost of removing asbestos as part of other work is immaterial and is recorded as incurred as operating expenses for maintenance projects, capital expenditures for construction projects or removal costs for demolition projects.

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

Other Contingencies

•        See Note 8 to these consolidated financial statements for discussion of exposures under various guarantees.

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

11.       Detail of Interest and Other Income (Expense), Net

Interest and other income, net of nonoperating expenses, for the three and nine months ended Sept. 30 consisted of the following:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
(Thousands of dollars)	2007	2006	2007	2006
Interest income	$6,436	$4,296	$15,883	$14,095
Equity income in unconsolidated affiliates	616	1,192	2,800	3,470
Other nonoperating income	1,680	588	2,867	4,907
Minority interest income	225	1,795	472	2,098
Interest expense on corporate-owned life insurance and other employee-related insurance policies	(5,955)	(4,972)	(18,852)	(18,530)
Other nonoperating expense	—	(750)	—	(3,354)
Total interest and other income, net	$3,002	$2,149	$3,170	$2,686

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

The dilutive impacts of common stock equivalents affected earnings per share as follows for the three and nine months ending Sept. 30, 2007 and 2006:

	Three months ended Sept. 30, 2007			Three months ended Sept. 30, 2006
(Amounts in thousands, except per share amounts)	Income	Shares	Per-share Amount	Income	Shares	Per-share Amount
Income from continuing operations	$254,720			$224,175
Less: Dividend requirements on preferred stock	(1,060)			(1,060)
Basic earnings per share:
Income from continuing operations	253,660	419,822	$0.60	223,115	406,123	$0.55
Effect of dilutive securities:
Convertible debt	2,190	13,094		3,787	23,317
401(k) equity awards	—	435		—	518
Stock options	—	36		—	42
Diluted earnings per share:
Income from continuing operations and assumed conversions	$255,850	433,387	$0.59	$226,902	430,000	$0.53

	Nine months ended Sept. 30, 2007			Nine months ended Sept. 30, 2006
(Amounts in thousands, except per share amounts)	Income	Shares	Per-share Amount	Income	Shares	Per-share Amount
Income from continuing operations	$440,929			$471,923
Less: Dividend requirements on preferred stock	(3,180)			(3,180)
Basic earnings per share:
Income from continuing operations	437,749	413,555	$1.06	468,743	405,234	$1.16
Effect of dilutive securities:
Convertible debt	8,975	18,726		11,308	23,317
401(k) equity awards	—	441		—	517
Stock options	—	89		—	27
Diluted earnings per share:
Income from continuing operations and assumed conversions	$446,724	432,811	$1.03	$480,051	429,095	$1.12

13. Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three months ended Sept. 30,
	2007 (1)	2006	2007	2006
(Thousands of dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$15,520	$15,406	$1,453	$1,659
Interest cost	41,313	38,854	12,619	13,234
Expected return on plan assets	(66,208)	(67,017)	(7,600)	(6,690)
Amortization of transition obligation	—	—	3,644	3,611
Amortization of prior service cost (credit)	6,487	7,424	(545)	(544)
Amortization of net loss	4,211	4,339	3,550	6,200
Net periodic benefit cost (credit)	1,323	(994)	13,121	17,470
Credits not recognized due to the effects of regulation	2,787	3,159	—	—
Additional cost recognized due to the effects of regulation	—	—	972	972
Net benefit cost recognized for financial reporting	$4,110	$2,165	$14,093	$18,442

	Nine months ended Sept. 30,
	2007 (1)	2006	2007	2006
(Thousands of dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$46,560	$46,220	$4,359	$4,975
Interest cost	123,939	116,560	37,857	39,704
Expected return on plan assets	(198,624)	(201,049)	(22,800)	(20,068)
Amortization of transition obligation	—	—	10,932	10,833
Amortization of prior service cost (credit)	19,461	22,272	(1,635)	(1,634)
Amortization of net loss	12,633	13,015	10,650	18,598
Net periodic benefit cost (credit)	3,969	(2,982)	39,363	52,408
Credits not recognized due to the effects of regulation	8,361	9,477	—	—
Additional cost recognized due to the effects of regulation	—	—	2,918	2,918
Net benefit cost recognized for financial reporting	$12,330	$6,495	$42,281	$55,326

(1)          Includes qualified and non-qualified pension net periodic benefit cost.

14. Segment Information

Xcel Energy has the following reportable segments: Regulated Electric Utility and Regulated Natural Gas Utility. Commodity trading operations performed by regulated operating companies are not a reportable segment. Commodity trading results are included in the Regulated Electric Utility segment.

(Thousands of Dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total

Three months ended Sept. 30, 2007
Operating revenues from external customers	$2,199,533	$184,161	$16,303	$—	$2,399,997
Intersegment revenues	193	4,057	—	(4,250)	—
Total revenues	$2,199,726	$188,218	$16,303	$(4,250)	$2,399,997
Income (loss) from continuing operations	$260,441	$1,388	$9,175	$(16,284)	$254,720
Three months ended Sept. 30, 2006
Operating revenues from external customers	$2,159,844	$230,293	$21,454	$—	$2,411,591
Intersegment revenues	180	5,676	—	(5,856)	—
Total revenues	$2,160,024	$235,969	$21,454	$(5,856)	$2,411,591
Income (loss) from continuing operations	$223,368	$(211)	$6,572	$(5,554)	$224,175

(Thousands of Dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
Nine months ended Sept. 30, 2007
Operating revenues from external customers	$5,935,031	$1,442,451	$53,469	$—	$7,430,951
Intersegment revenues	708	14,225	—	(14,933)	—
Total revenues	$5,935,739	$1,456,676	$53,469	$(14,933)	$7,430,951
Income (loss) from continuing operations	$456,405	$67,220	$(33,640)	$(49,056)	$440,929
Nine months ended Sept. 30, 2006
Operating revenues from external customers	$5,792,287	$1,519,423	$61,858	$—	$7,373,568
Intersegment revenues	567	9,443	—	(10,010)	—
Total revenues	$5,792,854	$1,528,866	$61,858	$(10,010)	$7,373,568
Income (loss) from continuing operations	$427,102	$47,963	$35,289	$(38,431)	$471,923

15. Nuclear Management Company

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

16. Subsequent Events

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

Testimony was filed in the case by staff and intervenors objecting to SPS’ assignment of system average fuel costs to certain wholesale sales and the inclusion of certain purchased power capacity and energy payments in the FPPCAC. The testimony also proposed limits on SPS’ future use of the FPPCAC. Related to these issues some intervenors requested disallowances for past periods, which in the aggregate totaled approximately $45 million. This claim was for Oct. 1, 2001 through May 31, 2005 and does not include the value of incremental cost assigned for wholesale transactions from that date forward. Other issues in the case include the treatment of certain capacity costs, renewable energy certificates and SO2 allowance credit proceeds in relation to SPS’ New Mexico retail fuel and purchased power recovery clause.

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

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including the availability of credit and its impact on capital expenditures and the ability of Xcel Energy and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by Xcel Energy and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; actions of accounting regulatory bodies; the items described under Factors Affecting Results of Continuing Operations; and the other risk factors listed from time to time by Xcel Energy in reports filed with the SEC, including “Risk Factors” in Item 1A of Xcel Energy’s Form 10-K for the year ended Dec. 31, 2006 and Exhibit 99.01 to this report on Form 10-Q/A for the quarter ended Sept. 30, 2007.

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

See Note 4 to the consolidated financial statements for a further discussion of discontinued operations.

	Three months ended Sept. 30,		Nine months ended Sept. 30,
Contribution to Earnings (Millions of dollars)	2007	2006	2007	2006
Regulated electric utility segment income — continuing operations	$260.4	$223.4	$456.4	$427.1
Regulated natural gas utility segment income — continuing operations	1.4	(0.2)	67.2	48.0
Other utility results (a)	6.8	4.4	(37.1)	16.5
Utility segment income — continuing operations	268.6	227.6	486.5	491.6

Holding company and other results	(13.9)	(3.4)	(45.6)	(19.7)
Income — continuing operations	254.7	224.2	440.9	471.9

Regulated utility income — discontinued operations	0.1	1.1	0.1	2.2
Other nonregulated income — discontinued operations	—	(0.8)	2.3	(0.1)
Income — discontinued operations	0.1	0.3	2.4	2.1
Net income	$254.8	$224.5	$443.3	$474.0

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2007	2006	2007	2006
Regulated electric utility segment — continuing operations	$0.60	$0.52	$1.05	$1.00
Regulated natural gas utility segment — continuing operations	—	—	0.16	0.11
Other utility results (a)	0.02	0.01	(0.09)	0.04
Utility segment earnings per share — continuing operations	0.62	0.53	1.12	1.15

Holding company and other results	(0.03)	—	(0.09)	(0.03)
Earnings per share — continuing operations	0.59	0.53	1.03	1.12

Regulated utility earnings — discontinued operations	—	—	—	—
Other nonregulated earnings — discontinued operations	—	—	0.01	—
Earnings per share — discontinued operations	—	—	0.01	—
Total earnings per share - diluted	$0.59	$0.53	$1.04	$1.12

(a) Not a reportable segment. Included in All Other segment results in Note 14 to the consolidated financial statements. Other utility results, included in the earnings contribution table above, include certain subsidiaries of the utility operating companies that conduct non-utility activities.  Includes COLI/IRS settlement of $64.4 million ($59.5 net of tax).

The following table summarizes significant components contributing to the changes in the three months and nine months ended Sept. 30, 2007, earnings per share compared with the same period in 2006, which are discussed in more detail later.

Increase (decrease)	Three months ended Sept. 30, 2007 vs. 2006	Nine months ended Sept. 30, 2007 vs. 2006
2006 Earnings per share	$0.53	$1.12

Components of change — 2007 vs. 2006
Higher base electric utility margins	0.15	0.21
Lower short-term wholesale and commodity trading margins	(0.01)	(0.01)
Higher natural gas margins	—	0.04
Higher utility operating and maintenance expense	(0.05)	(0.07)
Lower (higher) depreciation and amortization expense	0.02	(0.01)
Higher financing costs	(0.03)	(0.04)
Higher effective tax rate	(0.05)	(0.09)
COLI tax and penalty settlement	—	(0.13)
Other	0.03	0.01
Net change in earnings per share — continuing operations	0.06	(0.09)

Changes in Earnings Per Share — Discontinued Operations	—	0.01

2007 Earnings per share	$0.59	$1.04

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

Non-Fuel Operating Expense and Other Costs

Other Operating and Maintenance Expenses — Utility — Other operating and maintenance expenses for the third quarter of 2007 decreased by approximately $33 million, or 8.1 percent, compared with the same period in 2006. For more information see the following table:

Three months ended Sept. 30,
(Millions of Dollars)	2007 vs. 2006
Higher conservation incentive programs (offset in electric margins)	$13
Transmission fees classification change (offset in electric margins)	11
Higher uncollectible receivable costs	7
Higher combustion/hydro plant costs	4
Lower employee benefit costs	(3)
Lower consulting costs	(3)
Higher nuclear plant operation costs	2
Higher donation costs	2
Total increase in other operating and maintenance expense-utility	$33

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

Interest and Financing Costs — Interest charges increased by approximately $18 million, or 14.7 percent, for the third quarter of 2007, compared with the third quarter of 2006. The increase is due to higher levels of both short-term and long-term debt, higher short-term interest rates and a $9.3 million interest expense due to unwinding a fair value interest rate derivative.

Income taxes — Income taxes for continuing operations increased by $38.0 million for the third quarter of 2007, compared with the same period in 2006. The increase in income tax expense was primarily due to an increase in pretax income. The effective tax rate for continuing operations was 32.2 percent for the third quarter of 2007, compared with 27.0 percent for the same period in 2006. The lower effective tax rate for the third quarter of 2006 was primarily due to tax benefits of $10 million associated with the reversal of a regulatory reserve related to income taxes in the third quarter of 2006. Excluding this benefit, the effective tax rate for the third quarter of 2006 would have been 30.2 percent.

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

Interest and Financing Costs — Interest charges increased by approximately $73 million, or 20.4 percent, for the first nine months of 2007, compared with the same period in 2006. The increase is due to higher levels of both short-term and long-term debt, higher short-term interest rates and a $9.3 million interest expense due to unwinding a fair value interest rate derivative.

Income taxes — Income taxes for continuing operations increased by $83.1 million for the first nine months of 2007, compared with 2006. The increase in income tax expense was primarily due to an increase in pretax income (excluding COLI) and $16.1 million of tax expense related to the COLI settlement in 2007 and $27.3 million of tax benefits from the reversal of a regulatory reserve and realized capital loss carry forwards in 2006. The effective tax rate for continuing operations was 35.2 percent for the first nine months of 2007, compared with 25.0 percent for the same period in 2006. The higher effective tax rate for the first nine months of 2007 was primarily due to the COLI settlement and the lower effective tax rate for the first nine months of 2006 was primarily due to the recognition of a tax benefit relating to the reversal of a regulatory reserve and realized capital loss carry forwards.  Without these charges and benefits, the effective tax rate for the first nine of months of 2007 and 2006 would have been 30.8 percent and 29.3 percent, respectively.

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

In addition, NSP-Minnesota and Great River Energy, on behalf of nine other regional transmission providers, filed a certificate of need application on Aug. 17, 2007, for three 345 KV transmission lines serving Minnesota and parts of surrounding states. As stated in the application, the three lines would include construction of approximately 700 miles of new facilities at a cost of $1.4 to $1.7 billion, with construction to be completed in phases between 2011 and 2015. The application put forth a potential ownership percentage of 36 to 72 percent for each of the three 345 KV projects for NSP-Minnesota and NSP-Wisconsin (combined). The certificate of need application for a fourth (230 KV) project is expected to be filed by year end 2007. Updated NSP-Minnesota and NSP-Wisconsin cost estimates are expected following the negotiation of Project Agreements outlining the terms and conditions related to construction management, ownership, operations and maintenance of these facilities.

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

On May 25, 2007, PSCo amended its 2013 contingency plan to include amendments to two power purchase agreements with Tri-State Generation and Transmission Association, Inc. under which PSCo would return Tri-State generation capacity currently under contract to PSCo in the years 2009 through 2012 and then recapture that capacity in the years 2013 through 2016. PSCo explained this capacity swap would save PSCo an estimated $49 million on a net present value basis. PSCo still planned to enter into contract extensions with three existing gas-fired facilities and to meet the remaining 2013 need through its 2007 LCP. The CPUC held hearings on the PSCo 2013 contingency plan on July 9, 2007. The PSCo contingency plan was opposed by the CPUC trial staff and by a intervenor, but was supported by the Colorado Office of Consumer Counsel. The opponents asked for all 2013 resource acquisition decisions to be deferred to the 2007 LCP. On Sept. 7, 2007, the CPUC issued an order approving the PSCo 2013 contingency plan and ruling that the amendments to the Tri-State agreements were exempt from the resource planning rules and need not be included in an approved contingency plan. PSCo has entered into the contract amendments with Tri-State and one of the winning gas bidders and is currently in negotiation with one other winning gas bidder. The third winning gas bidder has withdrawn its extension offer. The remaining 2013 resource need will be addressed in the PSCo 2007 Resource Plan.

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

Tax Matters

See a discussion of tax matters associated COLI policies at Note 5 to the consolidated financial statements for discussion regarding COLI

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Nine months ended Sept. 30,
(Millions of Dollars)	2007	2006

Cash provided by operating activities
Continuing operations	$1,339	$1,466
Discontinued operations	57	130
Total	$1,396	$1,596

Cash provided by operating activities for continuing operations decreased by $200 million for the first nine months of 2007, compared with the first nine months of 2006. This decrease was largely due to the timing of working capital activity. Specifically, the collection of receivables and the billing of accrued revenues.

	Nine months ended Sept. 30,
(Millions of Dollars)	2007	2006

Cash provided by (used in) investing activities
Continuing operations	$(1,445)	$(1,153)
Discontinued operations	—	42
Total	$(1,445)	$(1,111)

Cash used in investing activities for continuing operations increased by $334 million for the first nine months of 2007, compared with the first nine months of 2006. The increase was primarily due to increased capital expenditures. The increase in capital expenditures was partially offset by the cash obtained from consolidation of NMC.

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

Future Financing Plans

During the first quarter of 2008, Xcel Energy anticipates issuing approximately $400 - $500 million of hybrid securities to fund  utility equity investments and for general corporate purposes.

Earnings Guidance

Xcel Energy’s 2007 earnings per share from continuing operations guidance and key assumptions are detailed in the following table.

2007 Diluted Earnings Per Share Range
Utility operations	$1.51 - $1.55
Holding company financing costs and other	(0.13)

Earnings before PSRI/COLI	$1.38 - $1.42
PSRI/COLI	$(0.08)

Continuing operations	$1.30-$1.34
Total Discontinued Operations	$0.01

Total Xcel Energy	$1.31-$1.35

Key Assumptions for 2007:

•	Normal weather patterns are experienced during the year.
•	No material incremental accruals related to the SPS regulatory proceedings.
•	Weather-adjusted retail electric utility sales grow by approximately 1.6 percent to 2.0 percent.
•	Weather-adjusted retail firm natural gas sales grow by approximately 0.0 percent to 1.0 percent.
•	Short-term wholesale and commodity trading margins are within a range of $25 million to $35 million.
•	Capacity costs at NSP-Minnesota and SPS are projected to increase approximately $25 million. Capacity costs at PSCo are recovered under the Purchased Capacity Cost Adjustment.
•	Utility operating and maintenance expenses increase approximately 4 percent.
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

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, various lawsuits and claims have arisen against Xcel Energy. After consultation with legal counsel, Xcel Energy has recorded an estimate of the probable cost of settlement or other disposition for such matters. See Notes 6 and 7 of the Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further discussion of legal proceedings, including Regulatory Matters and Commitments and Contingent Liabilities, which are hereby incorporated by reference. Reference also is made to Item 3 of Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2006, and Note 16 of Xcel Energy’s consolidated financial statements in its Current Report on Form 8-K/A filed on Dec. 13, 2007, for a description of certain legal proceedings presently pending.

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