Form 10-Q
period 2008-06-30
XCEL ENERGY INC
filed 2008-08-01
CIK 72903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): ☒ Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer  (Do not check if a smaller reporting company) ☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2008
Common Stock, $2.50 par value	431,004,383 shares

This Form 10-Q is filed by Xcel Energy, Inc. Xcel Energy, Inc. wholly owns the following subsidiaries: Northern States Power Company, a Minnesota corporation (NSP-Minnesota); Northern States Power Company, a Wisconsin corporation (NSP-Wisconsin); Public Service Company of Colorado, a Colorado corporation (PSCo); and Southwestern Public Service Company, a New Mexico corporation (SPS). Additional information on the wholly owned subsidiaries is available on various filings with the Securities and Exchange Commission (SEC).

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

XCEL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of Dollars, Except Per Share Data)	2008	2007	2008	2007
Operating revenues
Electric utility	$2,154,383	$1,919,695	$4,127,697	$3,735,498
Natural gas utility	443,613	330,868	1,477,740	1,258,290
Other	17,519	16,729	38,466	37,166
Total operating revenues	2,615,515	2,267,292	5,643,903	5,030,954

Operating expenses
Electric fuel and purchased power — utility	1,269,422	1,031,899	2,357,502	2,011,470
Cost of natural gas sold and transported — utility	319,800	219,574	1,142,927	960,356
Cost of sales — other	4,114	3,702	9,567	9,727
Other operating and maintenance expenses	456,781	427,283	917,802	879,214
Conservation and demand-side management program expenses	29,226	20,264	64,795	41,418
Depreciation and amortization	207,774	209,176	413,381	417,071
Taxes (other than income taxes)	68,562	66,237	147,975	144,413
Total operating expenses	2,355,679	1,978,135	5,053,949	4,463,669

Operating income	259,836	289,157	589,954	567,285

Interest and other income (expense), net	9,931	(648)	18,815	168
Allowance for funds used during construction - equity	14,939	8,695	29,159	16,271

Interest charges and financing costs
Interest charges — includes other financing costs of $5,141, $5,343, $10,132 and $11,594, respectively	133,723	125,672	265,894	252,975
Interest and penalties related to COLI settlement	—	41,211	—	41,211
Allowance for funds used during construction - debt	(9,596)	(8,442)	(19,123)	(15,648)
Total interest charges and financing costs	124,127	158,441	246,771	278,538

Income from continuing operations before income taxes	160,579	138,763	391,157	305,186
Income taxes	55,106	71,068	131,689	118,977
Income from continuing operations	105,473	67,695	259,468	186,209
Income (loss) from discontinued operations, net of tax	99	1,082	(778)	2,279
Net income	105,572	68,777	258,690	188,488
Dividend requirements on preferred stock	1,060	1,060	2,120	2,120
Earnings available to common shareholders	$104,512	$67,717	$256,570	$186,368

Weighted average common shares outstanding
Basic	430,811	412,710	430,187	410,370
Diluted	435,868	432,861	435,360	432,471
Earnings per share — basic
Income from continuing operations	$0.24	$0.16	$0.60	$0.44
Income from discontinued operations	—	—	—	0.01
Earnings per share — basic	$0.24	$0.16	$0.60	$0.45
Earnings per share — diluted
Income from continuing operations	$0.24	$0.16	$0.59	$0.44
Income from discontinued operations	—	—	—	0.01
Earnings per share — diluted	$0.24	$0.16	$0.59	$0.45

Cash dividends declared per common share	$0.24	$0.23	$0.47	$0.45

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Thousands of Dollars)

	Six Months Ended June 30,
	2008	2007

Operating activities
Net income	$258,690	$188,488
Remove loss (income) from discontinued operations	778	(2,279)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	453,699	444,673
Nuclear fuel amortization	31,045	23,636
Deferred income taxes	137,430	97,595
Amortization of investment tax credits	(3,895)	(4,855)
Allowance for equity funds used during construction	(29,159)	(16,271)
Undistributed equity in earnings of unconsolidated affiliates	(1,281)	(1,413)
Share-based compensation expense	10,512	9,677
Net realized and unrealized hedging and derivative transactions	(7,887)	3,682
Changes in operating assets and liabilities:
Accounts receivable	86,265	72,146
Accrued unbilled revenues	145,774	(36,224)
Inventories	26,523	97,082
Recoverable purchased natural gas and electric energy costs	(113,318)	203,726
Other current assets	23,046	(7,415)
Accounts payable	(36,874)	(148,909)
Net regulatory assets and liabilities	8,742	(28,491)
Other current liabilities	(122,750)	19,898
Change in other noncurrent assets	(3,370)	(36,740)
Change in other noncurrent liabilities	(40,192)	32,082
Operating cash flows provided by (used in) discontinued operations	(20,576)	28,593
Net cash provided by operating activities	803,202	938,681

Investing activities
Utility capital/construction expenditures	(1,039,957)	(978,651)
Allowance for equity funds used during construction	29,159	16,271
Purchase of investments in external decommissioning fund	(441,802)	(313,102)
Proceeds from the sale of investments in external decommissioning fund	420,106	291,406
Nonregulated capital expenditures and asset acquisitions	(370)	(301)
Investment in WYCO	(37,793)	—
Change in restricted cash	2,197	4,470
Other investments	3,437	8,898
Net cash used in investing activities	(1,065,023)	(971,009)

Financing activities
Repayment of short-term borrowings – net	(415,678)	(6,069)
Proceeds from issuance of long-term debt	892,710	344,063
Repayment of long-term debt, including reacquisition premiums	(1,825)	(102,064)
Early participation payments on debt exchange	—	(4,859)
Proceeds from issuance of common stock	3,015	7,683
Dividends paid	(199,755)	(183,702)
Net cash provided by financing activities	278,467	55,052

Net increase in cash and cash equivalents	16,646	22,724
Net increase (decrease) in cash and cash equivalents – discontinued operations	3,105	(18,603)
Cash and cash equivalents at beginning of year	51,120	37,458
Cash and cash equivalents at end of quarter	$70,871	$41,579
Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$224,278	$154,251
Cash paid for income taxes (net of refunds received)	47,396	7,007
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$30,943	$38,115
Supplemental disclosure of non-cash financing transactions:
Issuance of common stock for reinvested dividends and 401(k) plans	$41,626	$37,569
Issuance of common stock for senior convertible notes	—	125,632

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of Dollars)

	June 30, 2008	Dec. 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$70,871	$51,120
Accounts receivable, net	865,315	951,580
Accrued unbilled revenues	586,185	731,959
Inventories	505,087	531,610
Recoverable purchased natural gas and electric energy costs	186,733	73,415
Derivative instruments valuation	198,193	94,554
Prepayments and other	171,321	244,134
Current assets held for sale and related to discontinued operations	104,555	128,821
Total current assets	2,688,260	2,807,193

Property, plant and equipment, net	17,278,841	16,675,689

Other assets:
Nuclear decommissioning fund and other investments	1,356,513	1,372,098
Regulatory assets	1,114,234	1,115,443
Prepaid pension asset	588,535	568,055
Derivative instruments valuation	352,942	383,861
Other	178,855	142,078
Noncurrent assets held for sale and related to discontinued operations	160,463	120,310
Total other assets	3,751,542	3,701,845
Total assets	$23,718,643	$23,184,727

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$741,088	$637,535
Short-term debt	672,882	1,088,560
Accounts payable	1,028,894	1,079,345
Taxes accrued	153,742	240,443
Dividends payable	103,404	99,682
Derivative instruments valuation	120,645	58,811
Other	373,664	419,209
Current liabilities held for sale and related to discontinued operations	16,496	17,539
Total current liabilities	3,210,815	3,641,124

Deferred credits and other liabilities:
Deferred income taxes	2,622,563	2,553,526
Deferred investment tax credits	109,019	112,914
Asset retirement obligations	1,352,053	1,315,144
Regulatory liabilities	1,422,284	1,389,987
Pension and employee benefit obligations	522,447	576,426
Derivative instruments valuation	346,378	384,419
Customer advances	321,003	305,239
Other	172,454	137,422
Noncurrent liabilities held for sale and related to discontinued operations	20,621	20,384
Total deferred credits and other liabilities	6,888,822	6,795,461

Commitments and contingent liabilities
Capitalization:
Long-term debt	7,139,556	6,342,160
Preferred stockholders’ equity – authorized 7,000,000 shares of $100 par value; outstanding shares: 1,049,800	104,980	104,980
Common stockholders’ equity – authorized 1,000,000,000 shares of $2.50 par value; outstanding shares: June 30, 2008 – 430,916,578; Dec. 31, 2007 – 428,782,700	6,374,470	6,301,002
Total liabilities and equity	$23,718,643	$23,184,727

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

(UNAUDITED)
(Thousands)

	Common Stock Issued				Accumulated	Total
	Shares	Par Value	Additional Paid In Capital	Retained Earnings	Other Comprehensive Income (Loss)	Common Stockholders’ Equity
Three months ended June 30, 2008 and 2007

Balance at March 31, 2007	408,861	$1,022,152	$4,061,586	$801,148	$(16,635)	$5,868,251
Net income				68,777		68,777
Changes in unrecognized amounts of pension and retiree medical benefits, net of tax of $104					406	406
Net derivative instrument fair value changes during the period, net of tax of $5,856					6,935	6,935
Comprehensive income for the period						76,118
Dividends declared:
Cumulative preferred stock				(1,060)		(1,060)
Common stock				(96,486)		(96,486)
Issuances of common stock	10,649	26,622	109,166			135,788
Share-based compensation			5,081			5,081
Balance at June 30, 2007	419,510	$1,048,774	$4,175,833	$772,379	$(9,294)	$5,987,692

Balance at March 31, 2008	430,512	$1,076,281	$4,293,053	$1,015,317	$(27,603)	$6,357,048
Net income				105,572		105,572
Changes in unrecognized amounts of pension and retiree medical benefits, net of tax of $241					247	247
Net derivative instrument fair value changes during the period, net of tax of $723					908	908
Unrealized loss - marketable securities, net of tax of $(67)					(101)	(101)
Comprehensive income for the period						106,626
Dividends declared:
Cumulative preferred stock				(1,060)		(1,060)
Common stock				(102,341)		(102,341)
Issuances of common stock	405	1,011	7,489			8,500
Share-based compensation			5,697			5,697
Balance at June 30, 2008	430,917	$1,077,292	$4,306,239	$1,017,488	$(26,549)	$6,374,470

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

(UNAUDITED)
(Thousands)

	Common Stock Issued				Accumulated	Total
	Shares	Par Value	Additional Paid In Capital	Retained Earnings	Other Comprehensive Income (Loss)	Common Stockholders’ Equity
Six months ended June 30, 2008 and 2007

Balance at Dec. 31, 2006	407,297	$1,018,242	$4,043,657	$771,249	$(16,326)	$5,816,822
FIN 48 adoption				2,207		2,207

Net income				188,488		188,488
Changes in unrecognized amounts of pension and retiree medical benefits, net of tax of $229					893	893
Net derivative instrument fair value changes during the period, net of tax of $3,968					6,135	6,135
Unrealized gain - marketable securities, net of tax of $2					4	4
Comprehensive income for the period						195,520
Dividends declared:
Cumulative preferred stock				(2,120)		(2,120)
Common stock				(187,445)		(187,445)
Issuances of common stock	12,213	30,532	121,428			151,960
Share-based compensation			10,748			10,748
Balance at June 30, 2007	419,510	$1,048,774	$4,175,833	$772,379	$(9,294)	$5,987,692

Balance at Dec. 31, 2007	428,783	$1,071,957	$4,286,917	$963,916	$(21,788)	$6,301,002
EITF 06-4 adoption, net of tax of $(1,038)				(1,640)		(1,640)
Net income				258,690		258,690
Changes in unrecognized amounts of pension and retiree medical benefits, net of tax of $876					58	58
Net derivative instrument fair value changes during the period, net of tax of $(1,067)					(4,718)	(4,718)
Unrealized loss - marketable securities, net of tax of $(67)					(101)	(101)
Comprehensive income for the period						253,929
Dividends declared:
Cumulative preferred stock				(2,120)		(2,120)
Common stock				(201,358)		(201,358)
Issuances of common stock	2,134	5,335	7,541			12,876
Share-based compensation			11,781			11,781
Balance at June 30, 2008	430,917	$1,077,292	$4,306,239	$1,017,488	$(26,549)	$6,374,470

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Xcel Energy Inc. and its subsidiaries (collectively, Xcel Energy) as of June 30, 2008, and Dec. 31, 2007; the results of its operations and changes in stockholders’ equity for the three and six months ended June 30, 2008 and 2007; and its cash flows for the six months ended June 30, 2008 and 2007. Due to the seasonality of Xcel Energy’s electric and natural gas sales, such interim results are not necessarily an appropriate base from which to project annual results.

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

Fair Value Measurements — Xcel Energy presents interest rate derivatives, commodity derivatives, and nuclear decommissioning fund assets at estimated fair values in its consolidated financial statements.  For interest rate derivatives, broker quotes are used to establish fair value.  For commodity derivatives, the most observable inputs available are used to determine the fair value of each contract.  In the absence of a quoted price for an identical contract in an active market, Xcel Energy may use broker quotes for identical or similar contracts, or internally prepared valuation models to determine fair value.  For the nuclear decommissioning fund, published trading data, broker quotes and market inputs are utilized to estimate fair value for each class of security.

2.              Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 157 Fair Value Measurements (SFAS No. 157)  — In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, which provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Fair value measurements are disclosed by level within that hierarchy. SFAS No. 157 was effective for financial statements issued for fiscal years beginning after Nov. 15, 2007.

As of Jan. 1, 2008, Xcel Energy adopted SFAS No. 157 for all assets and liabilities measured at fair value except for non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis, as permitted by FASB Staff Position No. 157-2.  The adoption did not have a material impact on its consolidated financial statements.  For additional discussion and SFAS No. 157 required disclosures see Note 11 to the consolidated financial statements.

The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (SFAS No. 159) — In February 2007, the FASB issued SFAS No. 159, which provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS No. 159 will report unrealized gains and losses on items, for which the fair value option has been elected, in earnings at each subsequent reporting date. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement was effective for fiscal years beginning after Nov. 15, 2007.  Effective Jan. 1, 2008, Xcel Energy adopted SFAS No. 159 and the adoption did not have a material impact on its consolidated financial statements.

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

Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin (ARB) No. 51 (SFAS No. 160) — In December 2007, the FASB issued SFAS No. 160, which establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. This statement is effective for fiscal years beginning on or after Dec. 15, 2008. Xcel Energy is currently evaluating the impact of SFAS No. 160 on its consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities  (SFAS No. 161) — In March 2008, the FASB issued SFAS No. 161, which is intended to enhance disclosures to help users of the financial statements better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures of objectives and strategies for using derivatives, gains and losses on derivative instruments, and credit-risk-related contingent features in derivative agreements.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after Nov. 15, 2008, with early application encouraged.  Xcel Energy is currently evaluating the impact of adoption of SFAS No. 161 on its consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles (GAAP) (SFAS No. 162)  — In May 2008, the FASB issued SFAS No. 162, which establishes the GAAP hierarchy, identifying the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Xcel Energy does not believe that implementation of SFAS No. 162 will have any impact on its consolidated financial statements.

Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (Emerging Issues Task Force (EITF) Issue No. 06-4) — In June 2006, the EITF reached a consensus on EITF No. 06-4, which provides guidance on the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. Therefore, this EITF would not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer.  EITF No. 06-4 was effective for fiscal years beginning after Dec. 15, 2007, with earlier application permitted.  Upon adoption of EITF No. 06-4 on Jan. 1, 2008, Xcel Energy recorded a liability of $1.6 million, net of tax, as a reduction of retained earnings.  Thereafter, changes in the liability are reflected in operating results.

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

3.              Selected Balance Sheet Data

(Thousands of Dollars)	June 30, 2008	Dec. 31, 2007
Accounts receivable, net:
Accounts receivable	$912,737	$1,000,981
Less allowance for bad debts	(47,422)	(49,401)
	$865,315	$951,580
Inventories:
Materials and supplies	$162,902	$152,770
Fuel	169,946	142,764
Natural gas	172,239	236,076
	$505,087	$531,610

(Thousands of Dollars)	June 30, 2008	Dec. 31, 2007
Property, plant and equipment, net:
Electric utility plant	$21,006,479	$20,313,313
Natural gas utility plant	2,995,682	2,946,455
Common utility and other property	1,498,667	1,475,325
Construction work in progress	1,866,796	1,810,664
Total property, plant and equipment	27,367,624	26,545,757
Less accumulated depreciation	(10,317,482)	(10,049,927)
Nuclear fuel	1,551,114	1,471,229
Less accumulated amortization	(1,322,415)	(1,291,370)
	$17,278,841	$16,675,689

4.              Discontinued Operations

A summary of the subsidiaries presented as discontinued operations is discussed below.  Results of operations for divested businesses are reported, for all periods presented, as discontinued operations.  In addition, the remaining assets and liabilities related to the businesses divested or discontinued have been reclassified to assets and liabilities held for sale and related to discontinued operations in the consolidated balance sheets.  The majority of current and noncurrent assets related to discontinued operations are deferred tax assets and net operating loss (NOL) and tax credit carryforwards, originally from discontinued operations, that will be deductible in future years.

Nonregulated Subsidiaries

Seren Innovations Inc., NRG Energy, Inc., e prime, Xcel Energy International, Utility Engineering, and Quixx, which were all divested or sold in 2006 or earlier, continue to have activity and balances reflected on Xcel Energy’s financial statements as reported in the tables below.

Summarized Financial Results of Discontinued Operations

(Thousands of Dollars)	2008	2007

Three months ended June 30,
Operating income, interest and other income, net	$231	$1,566
Pretax income from discontinued operations	231	1,566
Income tax expense	132	484
Net income from discontinued operations	$99	$1,082

Six months ended June 30,
Operating revenues	$—	$36
Operating income, interest and other income, net	200	1,799
Pretax income from discontinued operations	200	1,835
Income tax expense (benefit)	978	(444)
Net income (loss) from discontinued operations	$(778)	$2,279

The major classes of assets and liabilities held for sale and related to discontinued operations are as follows:

(Thousands of Dollars)	June 30, 2008	Dec. 31, 2007
Cash	$9,897	$6,792
Accounts receivable, net	768	913
Deferred income tax benefits	81,276	118,919
Other current assets	12,614	2,197
Current assets related to discontinued operations	$104,555	$128,821
Deferred income tax benefits	$135,015	$97,284
Other noncurrent assets	25,448	23,026
Noncurrent assets related to discontinued operations	$160,463	$120,310
Accounts payable	$989	$1,060
Other current liabilities	15,507	16,479
Current liabilities related to discontinued operations	$16,496	$17,539
Noncurrent liabilities related to discontinued operations	$20,621	$20,384

5.              Income Taxes

Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48) — Xcel Energy files a consolidated federal income tax return and state tax returns based on income in its major operating jurisdictions of Colorado, Minnesota, Texas, and Wisconsin, and various other state income-based tax returns.

In the first quarter of 2008, the Internal Revenue Service (IRS) completed an examination of Xcel Energy’s federal income tax returns for 2004 and 2005 (and research credits for 2003). The IRS did not propose any material adjustments for those tax years. Tax year 2004 is the earliest open year and the statute of limitations applicable to Xcel Energy’s 2004 federal income tax return remains open until Dec. 31, 2009. Xcel Energy expects the IRS to commence their examination of tax years 2006 and 2007 in the third quarter of 2008.

In the first quarter of 2008, the state of Minnesota concluded an income tax audit through tax year 2001 and the state of Texas concluded an audit through tax year 2005.  No material adjustments were proposed for these state audits. As of June 30, 2008, Xcel Energy’s earliest open tax years in which an audit can be initiated by state taxing authorities in its major operating jurisdictions are as follows: Colorado-2003, Minnesota-2004, Texas-2004 and Wisconsin-2003. There currently are no state income tax audits in progress.

The amount of unrecognized tax benefits reported in continuing operations was $26.3 million on Dec. 31, 2007, and $28.0 million on June 30, 2008. The amount of unrecognized tax benefits reported in discontinued operations was $4.3 million on Dec. 31, 2007 and $4.3 million on June 30, 2008. These unrecognized tax benefit amounts were reduced by the tax benefits associated with NOL and tax credit carryovers reported in continuing operations of $7.8 million on Dec. 31, 2007 and $9.3 million on June 30, 2008 and NOL and tax credit carryovers reported in discontinued operations of $17.8 million on Dec. 31, 2007 and $19.6 million on June 30, 2008.

The unrecognized tax benefit balance reported in continuing operations included $9.8 million and $8.0 million of tax positions on Dec. 31, 2007 and June 30, 2008, respectively, which if recognized would affect the annual effective tax rate. In addition, the unrecognized tax benefit balance reported in continuing operations included $16.5 million and $20.0 million of tax positions on Dec. 31, 2007 and June 30, 2008, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The increase in the unrecognized tax benefit balance reported in continuing operations of $1.9 million from April 1, 2008 to June 30, 2008, was due to the addition of similar uncertain tax positions related to ongoing activity. Xcel Energy’s amount of unrecognized tax benefits for continuing operations could significantly change in the next 12 months when the IRS and state audits resume.  However, at this time, it is not reasonably possible to estimate an overall range of possible change.

The liability for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryovers. The amount of interest expense related to unrecognized tax benefits reported within interest charges in continuing operations in the second quarter of 2008 was $0.4 million. The liability for interest related to unrecognized tax benefits reported in continuing operations was $5.8 million on Dec. 31, 2007 and $5.0 million on June 30, 2008. The amount of interest income related to unrecognized tax benefits reported within interest charges in discontinued operations in the second quarter of 2008 was $0.3 million.

The receivable for interest related to unrecognized tax benefits reported in discontinued operations was $0.5 million on Dec. 31, 2007 and $1.0 million on June 30, 2008.

No amounts were accrued for penalties in the second quarter of 2008.  The liability for penalties related to unrecognized tax benefits reported in continuing operations was $1.0 million on Dec. 31, 2007 and June 30, 2008.

Other Income Tax Matters — The effective tax rate for continuing operations was 34.3 percent for the second quarter of 2008, compared with 51.2 percent for the same period in 2007.  The higher effective tax rate for second quarter 2007 was primarily due to the corporate-owned life insurance (COLI) settlement in that quarter.  This was partially offset by an increase in the forecasted annual effective tax rate for 2008, which was largely a result of PSR Investments, Inc. (PSRI) terminating the COLI program in 2007. Without these charges and benefits, the effective tax rate for the second quarters of 2008 and 2007 would have been 35.2 percent and 37.8 percent, respectively.

The effective tax rate for continuing operations was 33.7 percent for the first six months of 2008, compared with 39.0 percent for the same period in 2007.  The higher effective tax rate for the first six months of 2007 was primarily due to the COLI settlement.  This was partially offset by an increase in the forecasted annual effective tax rate for 2008, which was largely a result of PSRI terminating the COLI program in 2007. Without these charges and benefits, the effective tax rate for the first six months of 2008 and 2007 would have been 33.8 percent and 35.6 percent, respectively.

COLI — On June 19, 2007, a settlement in principle was reached between Xcel Energy and representatives of the United States Government regarding Public Service Company of Colorado’s (PSCo) right to deduct interest expense on policy loans related to its COLI program that insured lives of certain PSCo employees. These COLI policies were owned and managed by PSRI, a wholly owned subsidiary of PSCo.

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

NSP-Minnesota

Pending and Recently Concluded Regulatory Proceedings — Minnesota Public Utilities Commission (MPUC)

Electric, Purchased Gas and Resource Adjustment Clauses

Transmission Cost Recovery (TCR) Rider — In November 2006, the MPUC approved a TCR rider pursuant to legislation, which allows annual adjustments to retail electric rates to provide recovery of incremental transmission investments between rate cases.  In December 2007, NSP-Minnesota filed adjustments to the TCR rate factors and implemented a rider to recover $18.5 million beginning Jan. 1, 2008.  In March 2008, the MPUC approved the 2008 cost recovery, but requiring certain procedural changes for future TCR filings if costs are disputed.  NSP-Minnesota filed the required compliance filing in April 2008.

Renewable Energy Standard (RES) Rider — In March 2008, the MPUC approved a RES Rider to recover the costs associated with utility-owned projects implemented in compliance with the RES adopted by the 2007 Minnesota legislature, and it was implemented on April 1, 2008.  Under the rider, NSP-Minnesota could recover up to approximately $14.5 million in 2008 attributable to the Grand Meadow wind farm, a 100-megawatt (MW) wind project, subject to true-up.

Annual Automatic Adjustment Report for 2007 — In September 2007, NSP-Minnesota filed its annual automatic adjustment reports for July 1, 2006 through June 30, 2007, which is the basis for the MPUC review of charges that flow through the fuel clause adjustment (FCA) and purchased gas adjustment (PGA) mechanisms. During that time period, $1.2 billion in fuel and purchased energy costs, including $384 million of Midwest Independent Transmission System Operator, Inc. (MISO) charges were recovered from electric customers through the FCA. In addition, approximately $590 million of purchased natural gas and transportation costs were recovered through the PGA. The 2007 annual automatic adjustment reports are pending comments and MPUC action.  The

Minnesota Office of Energy Security (OES) submitted its comments in this proceeding on June 30, 2008.  While the OES made several recommendations regarding assignment of wholesale and retail costs for the recovery period and future periods, none of these recommendations have a material financial impact, as NSP-Minnesota currently returns all margins to ratepayers.

Other

Nuclear Refueling Outage Costs — In November 2007, NSP-Minnesota filed a request asking for a change in the recovery method for costs associated with refueling outages at its nuclear plants. The request seeks approval to amortize refueling outage costs over the period between refueling outages to better match revenues and expenses. This request, if approved, would reduce 2008 expenses for NSP-Minnesota jurisdiction by approximately $25 million due to deferral and amortization over an 18-month period versus expensed as incurred.  In March 2008, the OES issued comments indicating it did not object to adoption of the proposal, subject to conditions.  The Minnesota Office of Attorney General filed comments opposing implementation of this change outside of a rate case.  NSP-Minnesota filed reply comments in support of its proposal, and MPUC action is pending.

Pending Regulatory Proceedings — North Dakota Public Service Commission (NDPSC) and South Dakota Public Utilities Commission (SDPUC)

NSP-Minnesota North Dakota Electric Rate Case — In December 2007, NSP-Minnesota filed a request with the NDPSC to increase North Dakota retail electric rates by $20.5 million, which is an $18.2 million impact to NSP-Minnesota due to the transfer of certain costs and revenues between base rates and the fuel cost recovery mechanism. The request was based on an 11.50 percent return on equity (ROE), an equity ratio of 51.77 percent, and a rate base of approximately $242 million. Interim rates of $17.2 million became effective in February 2008.

NSP-Minnesota and the NDPSC staff reached a stipulation settlement in the rate case in which both parties recommended an ROE of 10.75 percent, with a sharing mechanism for earnings above 10.75 percent. This stipulation settlement is subject to approval by the NDPSC.  In June 2008, NSP-Minnesota filed rebuttal testimony and reduced its requested rate increase to $17.9 million, a net impact of $15.7 million to NSP-Minnesota, which reflects a 10.75 percent ROE and other adjustments.

Evidentiary hearings were held June 23-25, 2008 in the pending electric rate case application in North Dakota.  The updated NDPSC staff’s overall recommendation following the hearing is a base rate increase of $4.9 million, a net impact of $2.5 million to NSP-Minnesota, with recommended disallowances for costs associated with NSP-Minnesota’s compliance with Minnesota renewable energy requirements, investments in environmental improvements and power plant life extensions through NSP-Minnesota’s Metropolitan Emissions Reduction Program (MERP), and recommended changes in treatment of depreciation costs.  Briefs are expected to be filed on Aug. 22, 2008, with reply briefs due Sept. 12, 2008.  Final rates are expected to be effective in the fall of 2008.

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

On Aug. 1, 2008, NSP-Wisconsin filed an application with the PSCW requesting authority to increase retail electric rates by $47.1 million, which represents an overall increase of 8.6 percent.  In the application, NSP-Wisconsin requested the PSCW to reopen the 2008 base rate case for the limited purpose of adjusting 2009 base electric rates to reflect forecast increases in production and transmission costs, as authorized by the PSCW.

The requested increase in electric rates is related to investments in cleaner sources of energy and transmission lines to reliably meet customers’ electric demand and increasing costs for fuel and purchased power.  No changes are being requested to the capital structure or authorized ROE authorized by the PSCW in the 2008 base rate case.

Public hearings to address NSP-Wisconsin’s rate request will be held later this fall at the PSCW.  No specific dates for hearings or prehearing conferences have been scheduled as of this time.

Other

2008 Electric Fuel Cost Recovery — On May 2, 2008, the PSCW approved NSP-Wisconsin’s request to increase Wisconsin retail electric rates on an interim basis. The PSCW approved $19.7 million, or 3.8 percent, on an annual basis, to recover increases in fuel and purchased power costs.  NSP-Wisconsin expects that the surcharge will generate approximately $13 million in additional revenue in 2008.  The increase in fuel costs is primarily driven by fuel and purchased power costs, including replacement power costs associated with unplanned plant outages.  Fuel costs for the remainder of 2008 are expected to be significantly higher than approved by the PSCW in NSP-Wisconsin’s 2008 rate case. The increased rates went into effect May 6, 2008.  The revenues that NSP-Wisconsin collects are subject to refund with interest at a rate of 10.75 percent, pending PSCW review and final approval.

Fuel Cost Recovery Rulemaking — In June 2006, the PSCW opened a rulemaking docket to address potential revisions to the electric fuel cost recovery rules. Wisconsin statutes prohibit the use of automatic adjustment clauses by large investor-owned electric public utilities. The statutes authorize the PSCW to approve a rate increase for these utilities to allow for the recovery of costs caused by an emergency or extraordinary increase in the cost of fuel.

In August 2007, the PSCW staff issued its draft revisions to the fuel rules and requested comments. The proposed rules incorporate a plan year fuel cost forecast, deferred accounting for differences between actual and forecast costs (if the difference is greater than 2 percent), and an after the fact reconciliation proceeding to allow the opportunity to recover or refund the deferred balance.

On July 3, 2008, the PSCW officially issued its proposed revisions to the fuel rules for public comment, and set a hearing date of August 4, 2008.  The proposed revisions to the rules are substantively the same as the version issued in August 2007, described above. If approved as proposed, the new rules would be effective with rate requests filed after January 1, 2009.

Bay Front Emission Controls Certificate of Authority — In March 2008, the PSCW issued a certificate of authority and order approving NSP-Wisconsin’s application to install equipment relating to combustion improvement and nitrogen oxide (NOx) emission controls in boilers 1 and 2 at the Bay Front power plant in Ashland County, Wisconsin.  Construction began in May and is expected to be completed in the fall of 2008.

PSCo

Pending and Recently Concluded Regulatory Proceedings — Colorado Public Utilities Commission (CPUC)

Electric, Purchased Gas and Resource Adjustment Clauses

Transmission Cost Adjustment Rider — In September 2007, PSCo filed with the CPUC a request to implement a transmission cost adjustment rider (TCA), which would recover approximately $18.2 million in 2008. This filing was pursuant to recently enacted legislation, which entitled public utilities to recover, through a separate rate adjustment clause, the costs that they prudently incur in planning, developing and completing the construction or expansion of transmission.

In December 2007, the CPUC approved PSCo’s application to implement the TCA. The CPUC limited the scope of the costs that could be recovered through the rider during 2008 to only those costs associated with transmission investment made after the new legislation authorizing the rider became effective on March 26, 2007. The CPUC also will require PSCo to base its revenue requirement calculation on a thirteen-month average net transmission plant balance. As a result of the CPUC’s decision, PSCo implemented a rider on Jan. 1, 2008, expected to recover approximately $4.5 million in 2008.

Enhanced Demand Side Management (DSM) Program — In October 2007, PSCo filed an application with the CPUC for approval to implement an expanded DSM program and to revise its DSM cost adjustment mechanism to include current cost recovery and incentives designed to reward PSCo for successfully implementing cost-effective DSM programs and measures. In July 2008, the CPUC issued an order approving PSCo’s proposal to expand the DSM program and recover 100 percent of its forecasted expenses associated with the DSM program during the year in which the rider is in effect, beginning in 2009.  An incentive mechanism was also approved to reward PSCo for meeting and exceeding program goals.

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

PSCo Wholesale Rate Case — In February 2008, PSCo requested a $12.5 million, or 5.88 percent, increase in wholesale rates, based on 11.5 percent requested ROE.  The $12.5 million total increase was composed of  $8.8 million of traditional base rate recovery and $3.7 million of construction work in progress recovery for the Comanche 3 and Fort St. Vrain projects.   The increase is applicable to all wholesale firm service customers with the exception of Intermountain Rural Electric Cooperative, which would be under a rate moratorium until January 2009.

In March 2008, PSCo reached an agreement with Rural Electric Association (REA) customers Holy Cross, Yampa Valley and Grand Valley, which resolved all issues based on a “black box” settlement with an implied ROE of 10.4 percent.  Parties filed the settlement with the FERC on April 17, 2008, with rates effective May 1, 2008.  PSCo has reached an agreement with the cities of Burlington, Center and Aquila under the same substantive terms and conditions as the REA settlement.  This settlement was filed with the FERC on April 25, 2008.  The settlements provide for:

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

The FERC approved the settlement agreements on June 19, 2008.

SPS

Pending and Recently Concluded Regulatory Proceedings — Public Utility Commission of Texas (PUCT)

Base Rate

Texas Retail Base Rate Case — On June 12, 2008, SPS filed with the PUCT, and the 80 cities in SPS’ Texas service territory with original rate jurisdiction, a request for a Texas system retail electric general rate increase.

The filing requests an overall increase in annual revenues of approximately $61.3 million, or an increase of 5.9 percent.  Base revenues are proposed to increase by $94.4 million, while fuel and purchased power revenue will decline by $33.1 million, primarily due to the fuel savings from SPS’ power purchases from the Hobbs generating facility, which is owned by Lea Power Partners, LLC (LPP).  Hobbs is a natural gas combined cycle 604 MW plant currently being constructed in New Mexico. The LPP project had been expected to come on line in the summer of 2008.

The rate filing is based on a 2007 calendar year test year adjusted for known and measurable changes and includes a requested rate of ROE of 11.25 percent, net rate base of approximately $989.4 million allocated to the Texas retail jurisdiction, and an equity ratio of 51.0 percent.

In SPS’ last Texas rate case, the parties agreed that SPS seek, in this rate filing, interim rate relief of $18 million per year for the LPP purchase agreement.  The interim rates are proposed to go into effect when the LPP plant comes on line.  The deadline for the PUCT to act on SPS’ request is March 31, 2009.

The filing with the PUCT also includes a request to reconcile (i.e. seek final approval for) $1.0 billion of SPS’ fuel and purchased power costs for calendar years 2006 and 2007.

The following procedural schedule has been established:

•                  Intervenor direct testimony will be filed on Oct. 13, 2008;

•                  PUCT staff testimony will be filed on Oct. 21, 2008;

•                  PUCT staff and intervenors cross-rebuttal testimony will be filed on Oct. 28, 2008;

•                  SPS rebuttal testimony will be filed on Nov. 4, 2008;

•                  The hearing on the merits will begin on Nov. 12, 2008; and

•                  Final order by March 31, 2009.

Electric and Resource Adjustment Clauses

TCR Factor Rulemaking — In November 2007, the PUCT adopted new rules relating to TCR factor outside of a base rate case. The rule establishes the mechanism by which SPS can request annual recovery of its reasonable and necessary expenditures for transmission infrastructure improvement costs and changes in wholesale transmission charges that are not included in existing rates. This new rule allows SPS more timely recovery of transmission cost increases in-between base rate cases.

Pending and Recently Concluded Regulatory Proceedings — New Mexico Public Regulation Commission (NMPRC)

Base Rate

New Mexico Electric Rate Case — In July 2007, SPS filed with the NMPRC requesting a New Mexico retail electric general rate increase of $17.3 million annually, or 6.6 percent.  The rate filing is based on a 2006 test year adjusted for known and measurable changes and includes a requested rate of ROE of 11.0 percent, an electric rate base of approximately $307.3 million and an equity ratio of 51.2 percent. In addition to the base rate costs described above, SPS sought to implement a rate rider to recover costs for the LPP project, which had been expected to come on line on June 1, 2008.  In March 2008, SPS filed rebuttal testimony reducing the rate increase request to $16.6 million, based on a 10.7 percent ROE.

In April 2008, hearings on SPS’ application were held, in which the parties agreed to move consideration of the LPP power purchase agreement costs to a future rate proceeding to be initiated by SPS this fall.  SPS is expected to start taking energy beginning in late summer of 2008 when LPP reaches commercial operations.

On July 3, 2008, the hearing examiner recommended a $12.6 million electric rate increase, including a 10.14 percent ROE on a rate base of approximately $300.9 million.  In addition, the hearing examiner recommended the exclusion of approximately $3.5 million of historical demand-side management costs from the New Mexico retail rate base and a reduction in certain test year expenses for preparing the rate case, for power plant outage, maintenance work and for annual incentive compensation.  The parties’ exceptions to the recommendation were filed on July 16, 2008 and the responses to exceptions were filed on July 24, 2008.  The deadline for the NMPRC to issue its order is Aug. 29, 2008.

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

In December 2007, SPS, the NMPRC, Occidental Permian Ltd. and the New Mexico Industrial Energy Consumers filed an uncontested settlement of this matter with the NMPRC.

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

A hearing on the merits of the settlement was held in April 2008.  On June 3, 2008, the hearing examiner certified the unanimous stipulation to the NMPRC.  The unanimous stipulation is pending final review and approval by the NMPRC.   The NMPRC has scheduled a hearing for Aug. 14, 2008 to enable the commissioners to directly question the witnesses who supported the unanimous stipulation.

Investigation of SPS Participation in Southwest Power Pool, Inc. (SPP) — In October 2007, the NMPRC issued an order initiating an investigation to consider the prudence and reasonableness of SPS’ participation in the SPP Regional Transmission Organization (RTO). The investigation will consider the costs and benefits of RTO participation to SPS customers in New Mexico. The order required SPS to file direct testimony no later than 75 days after the completion of the hearing in the New Mexico electric rate case.  SPS has been granted an extension and filed its direct testimony on July 31, 2008 with the NMPRC.

Pending and Recently Concluded Regulatory Proceedings — FERC

Wholesale Rate Complaints — In November 2004, Golden Spread Electric, Lyntegar Electric, Farmer’s Electric, Lea County Electric, Central Valley Electric and Roosevelt County Electric, all wholesale cooperative customers of SPS, filed a rate complaint with the FERC alleging that SPS’ rates for wholesale service were excessive and that SPS had incorrectly calculated monthly fuel cost adjustment charges to such customers (the Complaint).  Among other things, the complainants asserted that SPS had inappropriately allocated average fuel and purchased power costs to other wholesale customers, effectively raising the fuel cost charges to complainants. Cap Rock Energy Corporation (Cap Rock), another full-requirements customer of SPS, Public Service Company of New Mexico (PNM) and Occidental Permian Ltd. and Occidental Power Marketing, L.P. (Occidental), SPS’ largest retail customer, intervened in the proceeding.

In May 2006, a FERC ALJ issued an initial decision in the proceeding. The ALJ found that SPS should recalculate its wholesale fuel and purchased economic energy cost adjustment clause (FCAC) billings for the period beginning Jan. 1, 1999, to reduce the fuel and purchased power costs recovered from the complaining customers by deducting from such costs the incremental fuel costs attributed to SPS’ sales of system firm capacity and associated energy to other wholesale customers served under market-based rates during this period based on the view that such sales should be treated as opportunity sales made out of temporarily excess capacity. In addition, the ALJ made recommendations on a number of base rate issues including a 9.64 percent ROE and the use of a 3-month coincident peak (3CP) demand allocator.

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

•              Resolution of base rates in the Complaint without any adjustment to the existing rates for the period January 2005 through June 30, 2006. The Settlement also resolves all base rate issues in SPS’ subsequent proceeding related to the period July 1, 2006 through June 30, 2008, other than the method to be used to allocate demand related costs and provided for two sets of agreed on rates that are dependent on the ultimate resolution of that issue. If SPS prevails in its support of the 12-month coincident peak (12 CP) demand allocation method, there would be no impact to earnings for this period. If Golden Spread prevails, SPS would be required to refund Golden Spread and PNM approximately $4 million for the period through the end of 2007.

•              For July 1, 2008 and beyond, Golden Spread will be under a formula rate for power supply service. The rate will be based on actual data the most recent historic year adjusted for known and measurable changes and trued up to the actual performance in the subsequent calendar year. Initially, the formula will be based on a 10.25 percent ROE and either party will have a right to seek changes to the ROE beginning with the 2009 formula rate filing. SPS and Golden Spread will share margins from its sales to West Texas Municipal Power Agency and El Paso Electric in that year but will assign system average fuel and energy costs to those agreements for purposes of calculating Golden Spread’s monthly fuel cost.

Order on Wholesale Rate Complaints — On April 21, 2008, the FERC issued its Order on the Complaint (the Order) applied to the remaining non-settling parties.  The Order addresses base rate issues for the period from Jan. 1, 2005 through June 30, 2006 for SPS’ full requirements customers who pay traditional cost-based rates and requires certain refunds.

Base Rates:  The FERC determined: (1) the ROE should be 9.33 percent; (2) rates should be based on a 12 CP allocator; and (3) the treatment of market based rate contracts in the test year should be to credit revenues to the cost of service rather than allocating costs to the agreements. The revenue requirement established by the FERC results in proposed revenues that are estimated to be approximately $25 million, or approximately $6.9 million below the level charged these customers during this 18-month period. Rates for full requirements customers, the New Mexico Cooperatives and Cap Rock, as well as an interruptible contract with PNM for the period beginning in July 1, 2006, are the subject of settlements that have either been approved or are pending before FERC.  These settlements are described in Wholesale 2005 Power Base Rate Application below.

Fuel Clause:  The FERC determined that the method for calculating fuel and purchased energy cost charges to the complaining customer is to deduct from such costs incremental fuel and purchased energy costs, which it is attributing to SPS’ market based intersystem sales on the basis that these are “opportunity” sales under its precedent.  The FERC ordered that refunds of fuel cost charges based on this method of determining the FCAC should begin as of Jan. 1, 2005 (the refund effective date in the case).  The FERC ordered SPS to file a compliance filing calculating its refund obligation within 30 days of the date of the Order and implement the instructions in the order in calculating its FCAC charges going forward from that date.  While the order is subject to interpretation with respect to aspects of the calculation of the refund obligation, SPS does not expect its refund obligation to its full requirements customers from Jan. 1, 2005 through March 31, 2008, to exceed $11 million. PNM has filed a separate complaint that any refund obligation to PNM will be determined in that docket.  SPS is reviewing the Order and has not yet determined whether to seek rehearing.

The FERC also ruled on two other FCA issues.  First, it required that wind contracts be evaluated on an individual contract basis rather than in aggregate.  Second, the FERC determined that an after the fact screen should be applied to all Qualifying Facility (QF) purchases to determine if they are economic.  While this review will require additional effort, it is not expected that this will result in additional refunds as all of the individual wind contracts as well as the QF purchases are typically economic when compared to market energy prices.

As of June 30, 2008, SPS has accrued an amount sufficient to cover the estimated refund obligation. On July 21, 2008, SPS submitted it compliance report to the FERC.  In the report, SPS has calculated the base rate refund for the 18-month period to be equal to $6.1 million and the fuel refund to be equal to $4.4 million.  Once the final refund amounts are approved by the FERC, interest will be added to the refund due the full requirements customers.

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

As noted, the Power Base Rate Application relating to Golden Spread was settled in conjunction with the Complaint Settlement discussed above. Therefore, SPS has settled with all parties in the Wholesale 2005 Power Base Rate Application, except for resolution with Golden Spread of the demand cost allocation methodology.  SPS and the full-requirements customers have requested that the demand allocation issue be summarily ruled on in SPS’ favor.  The judge has suspended the procedural schedule, pending a ruling on the motion for summary judgment.

SPS Formula Transmission Rate Case — In December 2007, Xcel Energy submitted an application to implement a transmission formula rate for the SPS zone of the Xcel Energy Open Access Transmission Tariff (OATT). The changed rates will affect all wholesale transmission service customers using the SPS transmission network under either the SPP Regional OATT or the Xcel Energy OATT.

The proposed rates would be updated annually each July 1 based on SPS’ prior year actual costs and loads plus the revenue requirements associated with projected current year transmission plant additions. The proposed ROE is 12.7 percent, including a 50 basis point adder for SPS’ participation in the SPP RTO. The proposed rates would provide first year incremental annual transmission revenue for SPS of approximately $5.5 million.

In February 2008, the FERC accepted the proposed rates, suspending the effective date to July 6, 2008, and setting the rate filing for hearings and settlement procedures. The FERC granted a 50 basis point adder to the ROE that it will determine in this proceeding as a result of SPS’ participation in the SPP RTO. The SPS and SPP rate filings are now in settlement procedures.  The ultimate outcome of the rate filings is not known at this time.

SPS 2008 Wholesale Rate Case — On March 31, 2008, SPS filed a wholesale rate case seeking an annual revenue increase of $14.9 million or an overall 5.14 percent increase, based on 12.20 percent requested ROE.  On April 21, 2008, a motion for dismissal and protest was filed by the four eastern New Mexico cooperatives.

In SPS’ answer to the motions to intervene and protest, SPS renewed its request for a nominal suspension of 60 days and asked the FERC to consider such a nominal suspension in exchange for SPS’ acceptance of two conditions.  The first condition was that SPS would agree to a ROE of no more than 10.25 percent and second, SPS would agree to use a 12 CP demand allocator for the period the rates will be in effect.  The SPS answer results in an annual revenue increase of $9.9 million or an overall 3.4 percent increase.

In May 2008, the FERC accepted the answer and ordered a nominal suspension for rates to go in to effect as of the date of commercial service of the LPP plant.  The LPP plant is expected to be in commercial operation in late summer of 2008.

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

Operating Leases — During the second quarter of 2008, three purchased power agreements were commenced, one for NSP-MN and two for PSCo, that are being accounted for as operating leases in accordance with EITF No. 01-8, Determining Whether an Arrangement Contains a Lease, and SFAS No. 13, Accounting for Leases.  These agreements require capacity payments of $26.5 million, $38.3 million, $38.7 million, $39.1 million, $39.6 million and $631.8 million for 2008, 2009, 2010, 2011, 2012 and thereafter, respectively.

Environmental Contingencies

Xcel Energy and its subsidiaries have been, or are currently involved with, the cleanup of contamination from certain hazardous substances at several sites.  In many situations, the subsidiary involved believes it will recover some portion of these costs through insurance claims.  Additionally, where applicable, the subsidiary involved is pursuing, or intends to pursue, recovery from other potentially responsible parties (PRP) and through the rate regulatory process.  New and changing federal and state environmental mandates can also create added financial liabilities for Xcel Energy and its subsidiaries, which are normally recovered through the rate regulatory process.  To the extent any costs are not recovered through the options listed above, Xcel Energy would be required to recognize an expense.

Site Remediation — Xcel Energy must pay all or a portion of the cost to remediate sites where past activities of its subsidiaries or other parties have caused environmental contamination.  Environmental contingencies could arise from various situations, including sites of former manufactured gas plants (MGPs) operated by Xcel Energy subsidiaries, predecessors, or other entities; and

third-party sites, such as landfills, to which Xcel Energy is alleged to be a PRP that sent hazardous materials and wastes.  At June 30, 2008, the liability for the cost of remediating these sites was estimated to be $69.8 million, of which $2.2 million was considered to be a current liability.

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

In September 2002, the Ashland site was placed on the National Priorities List.  A final determination of the scope and cost of the remediation of the Ashland site is not currently expected until early 2009.  NSP-Wisconsin continues to work with the Wisconsin Department of Natural Resources (WDNR) to access state and federal funds to apply to the ultimate remediation cost of the entire site.

In October 2004, the WDNR filed a lawsuit in Wisconsin state court for reimbursement of past oversight costs incurred at the Ashland site between 1994 and March 2003 in the approximate amount of $1.4 million.  The lawsuit has been stayed. NSP-Wisconsin has recorded an estimate of its potential liability.  All costs paid to the WDNR are expected to be recoverable in rates.

In November 2005, the Environmental Protection Agency (EPA) Superfund Innovative Technology Evaluation Program (SITE) Program accepted the Ashland site into its program.  As part of the SITE program, NSP-Wisconsin proposed and the EPA accepted a site demonstration of an in situ, chemical oxidation technique to treat upland ground water and contaminated soil.  The fieldwork for the demonstration study was completed in February 2007.  In 2007, NSP-Wisconsin spent $1.5 million in the development of the work plan, the operation of the existing interim response action and other matters related to the site.  In June 2007, the EPA modified its remedial investigation report to establish final remedial action objectives (RAOs) and preliminary remediation goals (PRGs) for the Ashland site.  The RAOs and PRGs could potentially impact the development and evaluation of remedial options for ultimate site cleanup.  In October 2007, the EPA approved the series of reports included in the remedial investigation report.  The draft feasibility study, which develops and assesses the alternatives for cleaning up the site, was prepared by NSP-Wisconsin and was submitted to the EPA in October 2007.  The EPA commented on the draft feasibility study in February 2008, and a revised feasibility study addressing EPA’s concerns was submitted in May 2008.  The estimated remediation costs for the site range between $49.7 million and $137.5 million, including costs set forth in the revised feasibility study, as well as estimates for WDNR past oversight costs, outside legal and consultant costs and work plan costs.

In addition to potential liability for remediation, NSP-Wisconsin may also have liability for natural resource damages (NRD) at the Ashland site.  NSP-Wisconsin has indicated to the relevant natural resource trustees its interest in engaging in discussions concerning the assessment of natural resources injuries and in proposing various restoration projects in an effort to fully and finally resolve all NRD claims.  NSP-Wisconsin is not able to estimate its potential exposure for NRD at the site, but has recorded an estimate of its potential liability based upon the minimum of its estimated range of potential exposure.

Until the EPA and the WDNR select a remediation strategy for the entire site and determine NSP-Wisconsin’s level of responsibility, NSP-Wisconsin’s liability for the actual cost of remediating the Ashland site and the time frame over which the amounts may be paid out are not determinable.  However, as of June 30, 2008, NSP-Wisconsin has recorded a liability of $65.9 million based on management’s best estimate of remediation costs.

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

Fort Collins Manufactured Gas Plant Site — Prior to 1926, the Poudre Valley Gas Co. operated an MGP in Fort Collins, Colo., not far from the Cache la Poudre River.  In 1926, after acquiring the assets of the Poudre Valley Gas Co., PSCo shut down the MGP and has subsequently sold most of the property.  In 2002, an oily substance similar to MGP byproducts was discovered in the Cache la Poudre River.  In November 2004, PSCo entered into an agreement with the EPA, the city of Fort Collins and Schrader Oil Co. (Schrader) under which PSCo performed remediation and monitoring work.  PSCo has substantially completed work at the site, with the exception of ongoing maintenance and monitoring.

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

In April 2005, PSCo brought a contribution action against Schrader and related parties alleging Schrader released hazardous substances into the environment and these releases caused MGP byproducts to migrate to the Cache la Poudre River, thereby substantially increasing the scope and cost of remediation.  PSCo requested damages, including a portion of the costs PSCo incurred to investigate and remove contaminated sediments from the Cache la Poudre River.  In December 2005, the court denied Schrader’s request to dismiss the PSCo suit.  Schrader thereafter filed a response to the PSCo complaint and a counterclaim against PSCo for its response costs under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) and under the Resource Conservation and Recovery Act (RCRA).  Schrader alleged as part of its counterclaim an “imminent and substantial endangerment” of its property as defined by RCRA.  PSCo filed a motion for partial summary judgment to dismiss Schrader’s RCRA claim.  In October 2007, the court granted PSCo’s motion for partial summary judgment and dismissed Schrader’s RCRA claim. Schrader also filed a motion for summary judgment seeking to dismiss PSCo’s CERCLA claim, which was denied by the court in April 2008.  The case is currently scheduled for a January 2009 trial.  Any costs recovered from Schrader are expected to be credited to ratepayers.

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

Other Environmental Requirements

Clean Air Interstate Rule — In March 2005, the EPA issued the Clean Air Interstate Rule (CAIR) to further regulate SO2 and NOx emissions. The objective of CAIR is to cap emissions of SO2 and NOx in the eastern United States, including Minnesota, Texas and Wisconsin, which are within Xcel Energy’s service territory. Xcel Energy generating facilities in other states are not affected. CAIR addresses the transportation of fine particulates, ozone and emission precursors to nonattainment downwind states. CAIR has a two-phase compliance schedule, beginning in 2009 for NOx and 2010 for SO2, with a final compliance deadline in 2015 for both emissions. Under CAIR, each affected state will be allocated an emissions budget for SO2 and NOx that will result in significant emission reductions. It will be based on stringent emission controls and forms the basis for a cap-and-trade program. State emission budgets or caps decline over time. States can choose to implement an emissions reduction program based on the EPA’s proposed model program, or they can propose another method, which the EPA would need to approve.

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

In March 2006, the EPA denied the petition for reconsideration and in June 2006, Xcel Energy and the other parties filed a petition for review of the denial of the petition for reconsideration, as well as a petition for review of the Federal Implementation Plan, with the D.C. Circuit Court of Appeals.  On July 11, 2008, the court issued an opinion  upholding the EPA’s decision to include West Texas in the CAIR region, but vacating CAIR in its entirety on several other grounds and remanding the rule to the EPA.  Xcel Energy is currently analyzing the opinion and its implications on its consolidated financial statements, and will update the following discussion of CAIR pending further review.

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

In addition, Minnesota and Wisconsin will be included in CAIR, and Xcel Energy has generating facilities in these states that will be impacted. The preliminary estimate of capital expenditures associated with compliance with CAIR in Minnesota and Wisconsin is $41.4 million. Purchases of NOx allowances for NSP-Minnesota are estimated at $2.3 million in 2009 with no NOx allowance needs in 2010.  For NSP-Wisconsin, purchases of CAIR NOx allowances are estimated at $1.6 million in 2009 and $1.7 million in 2010.

Xcel Energy believes the cost of any required capital investment or allowance purchases will be recoverable from customers in rates.  Xcel Energy will continue to review these cost projections in light of the court’s opinion vacating CAIR.

Clean Air Mercury Rule — In March 2005, the EPA issued the Clean Air Mercury Rule (CAMR), which regulated mercury emissions from power plants. In February 2008, the D.C. Circuit Court of Appeals vacated CAMR, which impacts federal CAMR requirements, but not necessarily state-only mercury legislation and rules. Costs to comply with the Minnesota Mercury Emissions Reduction Act of 2006 are discussed below.

In Colorado, the Air Quality Control Commission passed a mercury rule, which requires mercury emission controls capable of achieving 80 percent capture to be installed at the Pawnee Generating Station by 2012 and all other Colorado units by 2014. Xcel Energy is in the process of installing mercury monitors on six Colorado units at an estimated aggregate cost of approximately $2.3 million. Xcel Energy is evaluating the emission controls required to meet the state rule and is currently unable to provide a capital cost estimate.

In the SPS region, the Texas Commission on Environmental Quality (TCEQ) adopted by reference the EPA model program.  Given the many uncertainties created by the decision of the D.C. Circuit Court of Appeals to vacate CAMR, it is not possible at this time to provide an accurate summary of applicable federal mercury requirements or cost estimates.

Minnesota Mercury Legislation — In May 2006, the Minnesota legislature enacted the Mercury Emissions Reduction Act of 2006 (Act) providing a process for plans, implementation and cost recovery for utility efforts to curb mercury emissions at certain power plants. For Xcel Energy, the Act covers units at the A. S. King and Sherco generating facilities. Under the Act, Xcel Energy is operating and maintaining continuous mercury emission monitoring systems. The information obtained will be used to establish a baseline from which to measure mercury emission reductions. Mercury emission reduction plans were required to be filed by utilities by Dec. 31, 2007 (dry scrubbed units) and Dec. 31, 2009 (wet scrubbed units) that propose to implement technologies most likely to reduce emissions by 90 percent. Implementation would occur by Dec. 31, 2009 for one of the dry scrubbed units, Dec. 31, 2010 for the remaining dry scrubbed unit and Dec. 31, 2014 for wet scrubbed units. The cost of controls will be determined as part of the engineering analysis portion of the mercury reduction plans and is currently estimated to range from $26.5 to $854.5 million for the mercury control and continuous monitoring equipment for Sherco units 1, 2 and 3 and for A. S. King, with increased operating and maintenance expenses estimated to range from approximately $24.7 to $77.2 million. The lower values include costs to achieve a 50 percent mercury reduction for Sherco units 1 and 2 and a 90 percent mercury reduction for Sherco unit 3 and A. S. King. The higher values include costs to achieve a 90 percent mercury reduction for all Sherco units, as well as for A. S. King. Utilities subject to the Act may also submit plans to address non-mercury pollutants subject to federal and state statutes and regulations, which became effective after Dec. 31, 2004. Cost recovery provisions of the Act also apply to these other environmental initiatives. In September 2006, NSP-Minnesota filed a request with the MPUC for recovery of up to $6.3 million of certain environmental improvement costs that are expected to be recoverable under the Act. In January 2007, the MPUC approved this request to defer these costs as a regulatory asset with a cap of $6.3 million. To date, NSP-Minnesota has spent approximately $1.4 million on mercury monitoring implementation.

Voluntary Capacity Upgrade and Emissions Reduction Filing — In December 2007, NSP-Minnesota filed a plan with the Minnesota Pollution Control Agency (MPCA) and MPUC for reducing mercury emissions by up to 90 percent at the Sherco unit 3 and A. S. King plants.  Estimated project costs amount to approximately $9.1 million.  At the same time, NSP-Minnesota submitted a revised filing to the MPUC for a major emissions reduction project at Sherco units 1 and 2 to reduce emissions and expand capacity.  The revised filing has estimated project costs of approximately $1.1 billion and encompasses the higher value mercury control costs discussed above in the Minnesota Mercury Legislation section. The filing also contains alternatives for the MPUC to consider to add additional capacity and to achieve even lower emissions.  If selected, these alternatives could range from $90.8 to $330.8 million in addition to the $1.1 billion proposal.  NSP-Minnesota’s investments are subject to MPUC approval of a cost recovery mechanism. The MPCA has issued its assessment that the Sherco unit 3 and A. S. King plans are appropriate; its review of the Sherco units 1 and 2 plans are pending.

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

The EPA required states to develop implementation plans to comply with BART by December 2007. States are required to identify the facilities that will have to reduce SO2, NOx, and particulate matter emissions under BART and then set BART emissions limits for those facilities. In May 2006, the Colorado Air Quality Control Commission (AQCC) promulgated BART regulations requiring certain major stationary sources to evaluate and install, operate and maintain BART or an approved BART alternative to make reasonable progress toward meeting the national visibility goal. PSCo estimates that implementation of the BART alternatives will cost approximately $201 million in capital costs, which includes approximately $59 million in environmental upgrades for the existing Comanche Station project, which are included in the capital budget. PSCo expects the cost of any required capital investment will be recoverable from customers. Emissions controls are expected to be installed between 2011 and 2014. On June 4, 2007, the Colorado Air Pollution Control Division (CAPCD) approved PSCo’s BART analysis and obtained public comment on its BART determination and PSCo’s BART permits. The AQCC approved the CAPCD’s BART determination for PSCo during a public hearing in December 2007. CAPCD’s BART determinations and corresponding provisions of the regional haze state implementation plan will be submitted to the EPA for approval in 2008. In addition, in early 2008, the CAPCD initiated a stakeholder process to establish reasonable progress goals for Colorado’s Class I areas. To meet these goals, more controls may be required from certain sources, which may or may not include those sources previously controlled under BART. The reasonable progress stakeholder process has been placed on hold by the CAPCD due to limited resources and will resume in early 2009.

NSP-Minnesota submitted its BART alternatives analysis for Sherco units 1 and 2 in October 2006. The MPCA reviewed the BART analyses for all units in Minnesota and determined that overall, compliance with CAIR is better than BART. At this time, the MPCA is not requiring any BART specific controls that go beyond controls required for CAIR compliance. In light of the D.C. Circuit Court of Appeals’ decision vacating  CAIR, the MPCA is currently reviewing this determination.

Federal Clean Water Act — The federal Clean Water Act requires the EPA to regulate cooling water intake structures to assure that these structures reflect the “best technology available” (BTA) for minimizing adverse environmental impacts. In July 2004, the EPA published phase II of the rule, which applies to existing cooling water intakes at steam-electric power plants. Several lawsuits were filed against the EPA in the United States Court of Appeals for the Second Circuit challenging the phase II rulemaking. In January 2007, the court issued its decision and remanded virtually every aspect of the rule to the EPA for reconsideration. In June 2007, the EPA suspended the deadlines and referred any implementation to each state’s best professional judgment until the EPA is able to fully respond to the court-ordered remand. As a result, the rule’s compliance requirements and associated deadlines are currently unknown. It is not possible to provide an accurate estimate of the overall cost of this rulemaking at this time due to the many uncertainties involved.  In April 2008, the U.S. Supreme Court granted limited review of the Second Circuit’s opinion to determine whether the EPA has the authority to consider costs and benefits in assessing BTA.  A decision is not expected until 2009.

Maddox Station Groundwater — The New Mexico Environment Department (NMED) is requiring wastewater activity at Maddox Station to be permitted. SPS is engineering wastewater management facilities and submitted the permit application in July 2008.   The estimated cost of the project is $1.8 million with an anticipated completion date in the third quarter of 2009.

New York Office of the Attorney General Subpoena — In September 2007, the Office of the New York Attorney General (NYAG) issued a subpoena pursuant to the Martin Act, a New York statute, to Xcel Energy. The subpoena seeks information and documents related to Xcel Energy’s analysis of risks posed by climate change and possible climate legislation and its disclosures of such risks to investors. In a letter accompanying the subpoena, the NYAG asserts that the increase in carbon dioxide (CO2) emissions upon completion of Comanche 3 (a coal-fired unit), “in combination with Xcel Energy’s other coal-fired plants, will subject Xcel to increased financial, regulatory and litigation risks” which need to be disclosed to shareholders. Xcel Energy believes it has fully disclosed these risks, to the extent they can be ascertained, and such disclosures belie the concerns expressed by the NYAG. Xcel Energy and the NYAG have reached a settlement in principle regarding this matter and are in the process of finalizing the settlement document.

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

Cherokee Station Alleged Clean Air Act Violations — In January 2008, Xcel Energy received a notice letter from Rocky Mountain Clean Air Action stating that the group intends to sue Xcel Energy for alleged CAA violations at Cherokee Station. The group claims that Cherokee Station’s opacity emissions have exceeded allowable limits over the past five years and that its opacity monitors exceeded downtime limits. Xcel Energy disputes these claims and believes they are without merit. The CAA requires notice be given 60 days prior to filing a lawsuit. If the group does in fact file its threatened lawsuit, Xcel Energy will vigorously defend itself against these claims.

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

Gas Trading Litigation

e prime was a wholly owned subsidiary of Xcel Energy.  Among other things, e prime was in the business of natural gas trading and marketing. e prime has not engaged in natural gas trading or marketing activities since 2003.  Twelve lawsuits have been commenced against e prime and Xcel Energy (and NSP-Wisconsin in one instance), alleging fraud and anticompetitive activities in conspiring to restrain the trade of natural gas and manipulate natural gas prices. Xcel Energy, e prime, and NSP-Wisconsin deny these allegations and will vigorously defend against these lawsuits, including seeking dismissal and summary judgment.

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

All of the gas trading lawsuits are in the early procedural stages of litigation. No trial dates have been set for any of these lawsuits; however, defendants’ motions to dismiss are pending in the Missouri Public Service Commission matter, and defendants’ summary judgment motions are pending in the Learjet and J.P. Morgan matters.  An Early Neutral Evaluation session took place on July 16, 2008 on the Abelman, Ever Bloom, Fairhaven, Texas-Ohio, and Utility Savings cases, but a settlement was not reached. Trial for all cases venued in Nevada will likely be set for late 2009 or early 2010.

Cabin Creek Hydro Generating Station Accident

In October 2007, employees of RPI Coatings Inc. (RPI), a contractor retained by PSCo, were applying an epoxy coating to the inside of a penstock at PSCo’s Cabin Creek Hydro Generating Station near Georgetown, Colo. This work was being performed as part of a corrosion prevention effort. A fire occurred inside the penstock, which is a 4,000-foot long, 12-foot wide pipe used to deliver water from a reservoir to the hydro facility. Four of the nine RPI employees working inside the penstock were positioned below the fire and were able to exit the pipe. The remaining five RPI employees were unable to exit the penstock. Rescue crews located the five employees a few hours later and confirmed their deaths. The accident was investigated by several state and federal agencies, including the federal Occupational Safety and Health Administration (OSHA) and the U.S. Chemical Safety Board and the Colorado Bureau of Investigations. In March 2008, OSHA proposed penalties totaling $189,900 for twenty-two serious violations and three willful violations arising out of the accident.  In April 2008, Xcel Energy notified OSHA of its decision to contest all of the proposed citations. On May 28, 2008 the Secretary of Labor filed its complaint, and Xcel Energy subsequently filed its answer on June 17, 2008.

Environmental Litigation

Comanche 3 Permit Litigation — In August 2005, Citizens for Clean Air and Water in Pueblo and Southern Colorado and Clean Energy Action filed a complaint in Colorado state court against the CAPCD alleging that the division improperly granted permits to PSCo under Colorado’s Prevention of Significant Deterioration program for the construction and operation of Comanche 3. PSCo intervened in the case. In June 2006, the court ruled in PSCo’s favor and held that the Comanche 3 permits had been properly granted and plaintiffs’ claims to the contrary were without merit. Plaintiffs appealed the decision. In February 2008, the Colorado Court of Appeals affirmed the state court’s decision.  Plaintiffs filed a petition with the Colorado Supreme Court seeking discretionary review of the appellate court decision.  On June 30, 2008 the Colorado Supreme Court denied the petition.

Carbon Dioxide Emissions Lawsuit — In July 2004, the attorneys general of eight states and New York City, as well as several environmental groups, filed lawsuits in U.S. District Court in the Southern District of New York against five utilities, including Xcel Energy, to force reductions in CO2 emissions. The other utilities include American Electric Power Co., Southern Co., Cinergy Corp. and Tennessee Valley Authority. The lawsuits allege that CO2 emitted by each company is a public nuisance as defined under state and federal common law because it has contributed to global warming. The lawsuits do not demand monetary damages. Instead, the lawsuits ask the court to order each utility to cap and reduce its CO2 emissions. In October 2004, Xcel Energy and the other defendants filed a motion to dismiss the lawsuit. On Sept. 19, 2005, the court granted the motion to dismiss on constitutional grounds. Plaintiffs filed an appeal to the Second Circuit Court of Appeals. In June 2007 the Second Circuit Court of Appeals issued an order requesting the parties to file a letter brief regarding the impact of the United States Supreme Court’s decision in Massachusetts v. EPA, 127 S.Ct. 1438 (April 2, 2007) on the issues raised by the parties on appeal. Among other things, in its decision in Massachusetts v. EPA, the United States Supreme Court held that CO2 emissions are a “pollutant” subject to regulation by the EPA under the CAA. In response to the request of the Second Circuit Court of Appeals, in June 2007, the defendant utilities filed a letter brief stating the position that the United States Supreme Court’s decision supports the arguments raised by the utilities on appeal. The Court of Appeals has taken the matter under advisement and is expected to issue an opinion in due course.

Comer vs. Xcel Energy Inc. et al. — In April 2006, Xcel Energy received notice of a purported class action lawsuit filed in U.S. District Court in the Southern District of Mississippi. The lawsuit names more than 45 oil, chemical and utility companies, including Xcel Energy, as defendants and alleges that defendants’ CO2 emissions “were a proximate and direct cause of the increase in the destructive capacity of Hurricane Katrina.” Plaintiffs allege in support of their claim, several legal theories, including negligence and public and private nuisance and seek damages related to the loss resulting from the hurricane. Xcel Energy believes this lawsuit is without merit and intends to vigorously defend itself against these claims. In August 2007, the court dismissed the lawsuit in its entirety against all defendants on constitutional grounds. In September 2007, plaintiffs filed a notice of appeal to the Fifth Circuit Court of Appeals. Oral arguments will be presented to the Court of Appeals on Aug. 6, 2008. It is uncertain when the Court will reach a decision.

Native Village of Kivalina vs. Xcel Energy Inc. et al. — In February 2008, the City and Native Village of Kivalina, Alaska, filed a lawsuit in U.S. District Court for the Northern District of California against Xcel Energy and 23 other oil, gas and coal companies.  The suit was brought on behalf of approximately 400 native Alaskans, the Inupiat Eskimo, who claim that Defendants’ emission of CO2 and other greenhouse gases (GHG) contribute to global warming, which is harming their village.  Plaintiffs claim that as a consequence, the entire village must be relocated at a cost of between $95 million and $400 million.  Plaintiffs assert a nuisance claim under federal and state common law, as well as a claim asserting “concert of action” in which defendants are alleged to have engaged in tortious acts in concert with each other.  Xcel Energy was not named in the civil conspiracy claim.  Xcel Energy believes the claims asserted in this lawsuit are without merit and joined with other utility defendants in filing a motion to dismiss on June 30, 2008.

Employment, Tort and Commercial Litigation

Siewert vs. Xcel Energy — In June 2004, plaintiffs, the owners and operators of a Minnesota dairy farm, brought an action in Minnesota state court against NSP-Minnesota alleging negligence in the handling, supplying, distributing and selling of electrical power systems; negligence in the construction and maintenance of distribution systems; and failure to warn or adequately test such systems. Plaintiffs allege decreased milk production, injury, and damage to a dairy herd as a result of stray voltage resulting from NSP-Minnesota’s distribution system. Plaintiffs claim losses of approximately $7 million. NSP-Minnesota denies all allegations. After its motion to dismiss plaintiffs’ claims was denied, NSP-Minnesota filed a motion to certify questions for immediate appellate review. In October 2007, the court granted NSP- Minnesota’s motion for certification, and the parties have filed briefs on appeal.  Oral argument is set to take place on Sept. 11, 2008.

Qwest vs. Xcel Energy Inc. — In June 2004, an employee of PSCo was seriously injured when a pole owned by Qwest malfunctioned. In September 2005, the employee commenced an action against Qwest in Denver state court. In April 2006, Qwest filed a third party complaint against PSCo based on terms in a joint pole use agreement between Qwest and PSCo. Pursuant to this agreement, Qwest asserted PSCo had an affirmative duty to properly train and instruct its employees on pole safety, including testing the pole for soundness before climbing. In May 2006, PSCo filed a counterclaim against Qwest asserting Qwest had a duty to PSCo and an obligation under the contract to maintain its poles in a safe and serviceable condition. In May 2007, the matter was tried and the jury found Qwest solely liable for the accident and this determination resulted in an award of damages in the amount of approximately $90 million.  On June 16, 2008, Qwest filed its appellate brief.  After the matter is fully briefed by the parties, oral arguments will be scheduled.

Hoffman vs. Northern States Power Company — In March 2006, a purported class action complaint was filed in Minnesota state court, on behalf of NSP-Minnesota’s residential customers in Minnesota, North Dakota and South Dakota for alleged breach of a contractual obligation to maintain and inspect the points of connection between NSP-Minnesota’s wires and customers’ homes within the meter box. Plaintiffs claim NSP-Minnesota’s alleged breach results in an increased risk of fire and is in violation of tariffs on file with the MPUC. Plaintiffs seek injunctive relief and damages in an amount equal to the value of inspections plaintiffs claim NSP-Minnesota was required to perform over the past six years. In August 2006, NSP-Minnesota filed a motion for dismissal on the pleadings. In November 2006, the court issued an order denying NSP-Minnesota’s motion, but later, pursuant to a motion by NSP-Minnesota, certified the issues raised in NSP-Minnesota’s original motion for appeal as important and doubtful, and NSP-Minnesota filed an appeal with the Minnesota Court of Appeals. In January 2008, the Minnesota Court of Appeals determined the plaintiffs’ claims are barred by the filed rate doctrine and remanded the case to the district court for dismissal.  Plaintiffs have petitioned the Minnesota Supreme Court for discretionary review, and in April 2008, the court granted the petition.  The matter has been briefed by both parties. A date for oral argument has not yet been set.

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

In April 2008, the Court of Appeals issued an order staying briefing and other appellate proceedings until further order of the court.  The order was issued in response to NSP-Wisconsin’s request that oral argument be deferred pending a decision by the Wisconsin Supreme Court in Plastics Engineering Co. vs. Liberty Mutual Insurance Co.  In Plastics Engineering Co., the Wisconsin Supreme Court will consider the method of allocation to be adopted in Wisconsin.

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

Nuclear Waste Disposal Litigation — In 1998, NSP-Minnesota filed a complaint in the U.S. Court of Federal Claims against the United States requesting breach of contract damages for the U.S. Department of Energy’s (DOE) failure to begin accepting spent nuclear fuel by Jan. 31, 1998, as required by the contract between the DOE and NSP-Minnesota. At trial, NSP-Minnesota claimed damages in excess of $100 million through Dec. 31, 2004. On Sept. 26, 2007, the court awarded NSP-Minnesota $116.5 million in damages. In December 2007, the court denied the DOE’s motion for reconsideration. In February 2008, the DOE filed an appeal to the U.S. Court of Appeals for the Federal Circuit, and NSP-Minnesota cross-appealed on the cost of capital issue.   In April 2008, the DOE asked the appellate court to stay briefing until the appeals in several other nuclear waste cases have been decided, and the Court granted the request.  Results of the judgment will not be recorded in earnings until the appeal and regulatory treatment and amounts to be shared with ratepayers have been resolved. Given the uncertainties, it is unclear as to how much, if any, of this judgment will ultimately have a net impact on earnings.

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

Mallon vs. Xcel Energy Inc. — In July 2007, Theodore Mallon and TransFinancial Corporation filed a declaratory judgment action against Xcel Energy in U. S. District Court in Colorado (Mallon Federal Action). In this lawsuit, plaintiffs seek a determination that Xcel Energy is not entitled to assert claims against plaintiffs related to the 1984 and 1985 sale of COLI to PSCo, a predecessor of Xcel Energy. In August 2007, Xcel Energy, PSCo and PSRI commenced a lawsuit in Colorado state court against Mallon and TransFinancial Corporation (Mallon State Action). In the Mallon State Action, Xcel Energy, PSCo and PSRI seek damages against Mallon and TransFinancial for, among other things, breach of contract and breach of fiduciary duties associated with the sale of the COLI policies. In August 2007, Xcel Energy also filed a motion to stay or, in the alternative, to dismiss the Mallon Federal Action. In September 2007, a motion to stay the Mallon State Court action was subsequently filed by Mallon and TransFinancial. In November 2007, the U.S. District Court in Colorado dismissed the complaint in the Mallon Federal Action and Mallon and TransFinancial subsequently withdrew their motion to stay the Mallon State Court Action.  In May 2008, Xcel Energy, PSCo and PSRI filed a second amended complaint that, among other things, adds Provident Life & Accident Insurance Company (Provident) as a defendant and asserts claims for breach of contract, unjust enrichment and fraudulent concealment against the insurance company. On June 23, 2008 Provident filed a motion to dismiss the complaint. Xcel Energy, PSCo and PSRI filed a brief in opposition to the motion on July 28, 2008. It is uncertain when the court will rule on this motion.

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

8.              Short-Term Borrowings and Other Financing Instruments

Short-Term Borrowings

Commercial Paper — At June 30, 2008 and Dec. 31, 2007, Xcel Energy and its utility subsidiaries had commercial paper outstanding of approximately $672.9 million and $1,088.6 million, respectively.  The weighted average interest rates at June 30, 2008 and Dec. 31, 2007 were 3.09 percent and 5.57 percent, respectively.

Guarantees

Xcel Energy provides guarantees and bond indemnities supporting certain subsidiaries.  The guarantees issued by Xcel Energy guarantee payment or performance by its subsidiaries under specified agreements or transactions.  As a result, Xcel Energy’s exposure under the guarantees is based upon the net liability of the relevant subsidiary under the specified agreements or transactions.  Most of the guarantees issued by Xcel Energy limit the exposure of Xcel Energy to a maximum amount stated in the guarantees.  On June 30, 2008 and Dec. 31, 2007, Xcel Energy had issued guarantees of up to $74.9 million and $75.2 million, respectively, with $17.5 million of known exposure under these guarantees.  In addition, Xcel Energy provides indemnity protection for bonds issued for itself and its subsidiaries.  The total amount of bonds with this indemnity outstanding as of June 30, 2008 and Dec. 31, 2007, was approximately $31.9 million and $31.6 million, respectively.  The total exposure of this indemnification cannot be determined at this time.  Xcel Energy believes the exposure to be significantly less than the total amount of bonds outstanding.

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

Cash Flow Hedges

Commodity Cash Flow Hedges — Xcel Energy’s utility subsidiaries enter into derivative instruments to manage variability of future cash flows from changes in commodity prices.  These derivative instruments are designated as cash flow hedges for accounting purposes.  At June 30, 2008, Xcel Energy had various commodity-related contracts designated as cash flow hedges extending through December 2009.  The fair value of these cash flow hedges is recorded in other comprehensive income or deferred as a regulatory asset or liability.  This classification is based on the regulatory recovery mechanisms in place.  This could include the purchase or sale of energy or energy-related products, the use of natural gas to generate electric energy or gas purchased for resale.

At June 30, 2008, Xcel Energy had $1.0 million in accumulated other comprehensive income related to commodity cash flow hedge contracts that is expected to be recognized in earnings during the next 12 months as the hedged transactions settle.

Interest Rate Cash Flow Hedges — Xcel Energy and its subsidiaries enter into various instruments that effectively fix the interest payments on certain floating rate debt obligations or effectively fix the yield or price on a specified benchmark interest rate for a specific period.  These derivative instruments are designated as cash flow hedges for accounting purposes.

At June 30, 2008, Xcel Energy had $0.2 million in net losses in accumulated other comprehensive income related to interest rate swaps/locks that is expected to be recognized in earnings during the next 12 months.

The following table shows the major components of the derivative instruments valuation in the consolidated balance sheets at June 30 and Dec. 31:

	June 30, 2008		Dec. 31, 2007
(Thousands of Dollars)	Derivative Instruments Valuation - Assets	Derivative Instruments Valuation - Liabilities	Derivative Instruments Valuation - Assets	Derivative Instruments Valuation - Liabilities
Long term purchased power agreements	$400,734	$368,115	$426,774	$401,313
Electric and natural gas trading and hedging instruments	150,401	92,743	51,106	21,694
Interest rate hedging instruments	—	6,165	535	20,223
Total	$551,135	$467,023	$478,415	$443,230

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

The impact of qualifying cash flow hedges on Xcel Energy’s accumulated other comprehensive income, included in the consolidated statements of common stockholders’ equity and comprehensive income, is detailed in the following table:

	Three months ended June 30,
(Thousands of Dollars)	2008	2007
Accumulated other comprehensive (loss) income related to cash flow hedges at Apr. 1	$(7,042)	$1,396
After-tax net unrealized gains related to derivatives accounted for as hedges	843	7,133
After-tax net realized losses (gains) on derivative transactions reclassified into earnings	65	(199)
Accumulated other comprehensive (loss) income related to cash flow hedges at June 30	$(6,134)	$8,330

	Six months ended June 30,
(Thousands of Dollars)	2008	2007
Accumulated other comprehensive (loss) income related to cash flow hedges at Jan. 1	$(1,416)	$2,196
After-tax net unrealized (losses) gains related to derivatives accounted for as hedges	(4,758)	6,591
After-tax net realized losses (gains) on derivative transactions reclassified into earnings	40	(457)
Accumulated other comprehensive (loss) income related to cash flow hedges at June 30	$(6,134)	$8,330

Fair Value Hedges

Interest Rate Fair Value Hedges — Xcel Energy enters into interest rate swap instruments that effectively hedge the fair value of fixed-rate debt.  The fair market value of Xcel Energy’s interest rate swap at June 30, 2008, was a liability of approximately $0.2 million.  The interest rate swap expired on July 1, 2008.

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

Level 3 – Significant inputs to pricing have little or no observability as of the reporting date.  The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as the complex and subjective models and forecasts used to determine the fair value of financial transmission rights (FTR).

The following table presents, for each of these hierarchy levels, Xcel Energy’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2008:

(Thousands of Dollars)	Level 1	Level 2	Level 3	Counterparty Netting (a)	Net Balance
Assets
Nuclear decommissioning fund	$711,687	$483,239	$109,416	$—	$1,304,342
Commodity derivatives	980	45,962	103,842	(383)	150,401
Total	$712,667	$529,201	$213,258	$(383)	$1,454,743

Liabilities
Commodity derivatives	$—	$15,167	$79,693	$(2,117)	$92,743
Interest rate derivatives	—	6,165	—	—	6,165
Total	$—	$21,332	$79,693	$(2,117)	$98,908

(a) FASB Interpretation No. 39 Offsetting of Amounts Relating to Certain Contracts, as amended by FASB Staff Position FIN 39-1 Amendment of FASB Interpretation No. 39, permits the netting of receivables and payables for derivatives and related collateral amounts when a legally enforceable master netting agreement exists between Xcel Energy and a counterparty. A master netting agreement is an agreement between two parties who have multiple contracts with each other that provides for the net settlement of all contracts in the event of default on or termination of any one contract.

The following tables present the changes in Level 3 recurring fair value measurements for the three and six months ended June 30, 2008:

(Thousands of Dollars)	Commodity Derivatives, Net	Nuclear Decommissioning Fund
Balance, April 1, 2008	$15,355	$97,232
Purchases, issuances, and settlements, net	(1,710)	13,901
Gains recognized in earnings	2,085	—
Gains (losses) recognized as regulatory assets and liabilities	8,419	(1,717)
Balance, June 30, 2008	$24,149	$109,416

(Thousands of Dollars)	Commodity Derivatives, Net	Nuclear Decommissioning Fund
Balance, Jan. 1, 2008	$19,466	$108,656
Purchases, issuances, and settlements, net	(4,977)	3,650
Gains recognized in earnings	2,036	—
Gains (losses) recognized as regulatory assets and liabilities	7,624	(2,890)
Balance, June 30, 2008	$24,149	$109,416

Gains on Level 3 commodity derivatives recognized in earnings for the three and six months ended June 30, 2008, include $1.9 million and $4.4 million, respectively, of net unrealized gains relating to commodity derivatives held at June 30, 2008.  Realized and unrealized gains and losses on commodity trading activities are included in electric utility revenues.  Realized and unrealized gains and losses on short-term wholesale activities reflect the impact of regulatory recovery and are deferred as regulatory assets and liabilities.  Realized and unrealized gains and losses on nuclear decommissioning fund investments are deferred as a component of a nuclear decommissioning regulatory asset.

12.       Detail of Interest and Other Income (Expense), Net

Interest and other income (expense), net of nonoperating expenses, for the three and six months ended June 30 consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(Thousands of Dollars)	2008	2007	2008	2007
Interest income	$4,880	$4,656	$12,390	$9,447
Equity income in unconsolidated affiliates	771	1,107	1,281	2,185
Other nonoperating income	1,825	611	3,340	1,231
Minority interest income	18	113	266	247
Insurance policy income (expense)	2,437	(7,122)	1,538	(12,897)
Other nonoperating expenses	—	(13)	—	(45)
Total interest and other income (expense), net	$9,931	$(648)	$18,815	$168

13. Segment Information

Xcel Energy has the following reportable segments: regulated electric utility and regulated natural gas utility.  Commodity trading operations performed by regulated operating companies are not a reportable segment.  Commodity trading results are included in the regulated electric utility segment.

(Thousands of Dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
Three months ended June 30, 2008
Operating revenues from external customers	$2,154,383	$443,613	$17,519	$—	$2,615,515
Intersegment revenues	296	1,997	—	(2,293)	—
Total revenues	$2,154,679	$445,610	$17,519	$(2,293)	$2,615,515
Income (loss) from continuing operations	$106,770	$11,872	$5,955	$(19,124)	$105,473
Three months ended June 30, 2007
Operating revenues from external customers	$1,919,695	$330,868	$16,729	$—	$2,267,292
Intersegment revenues	186	5,780	—	(5,966)	—
Total revenues	$1,919,881	$336,648	$16,729	$(5,966)	$2,267,292
Income (loss) from continuing operations	$123,829	$8,911	$(53,596)	$(11,449)	$67,695

(Thousands of Dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
Six months ended June 30, 2008
Operating revenues from external customers	$4,127,697	$1,477,740	$38,466	$—	$5,643,903
Intersegment revenues	542	4,623	—	(5,165)	—
Total revenues	$4,128,239	$1,482,363	$38,466	$(5,165)	$5,643,903
Income (loss) from continuing operations	$199,847	$79,438	$15,606	$(35,423)	$259,468
Six months ended June 30, 2007
Operating revenues from external customers	$3,735,498	$1,258,290	$37,166	$—	$5,030,954
Intersegment revenues	515	10,168	—	(10,683)	—
Total revenues	$3,736,013	$1,268,458	$37,166	$(10,683)	$5,030,954
Income (loss) from continuing operations	$195,964	$65,832	$(42,815)	$(32,772)	$186,209

14. Common Stock and Equivalents

Xcel Energy has common stock equivalents consisting of convertible senior notes, 401(k) equity awards, restricted stock units and stock options.  Restricted stock units and performance shares are included as common stock equivalents when all necessary conditions for issuance have been satisfied by the end of the period being reported.

For the three months ended June 30, 2008 and 2007, Xcel Energy had approximately 8.0 million and 10.6 million stock options that were antidilutive and excluded from the dilutive earnings per share calculation, respectively.  For the six months ended June 30, 2008 and 2007, Xcel Energy had approximately 8.0 million and 10.6 million stock options that were antidilutive and excluded from the dilutive earnings per share calculation, respectively.

The dilutive impact of common stock equivalents affected earnings per share as follows for the three and six months ending June 30, 2008 and 2007:

	Three months ended June 30, 2008			Three months ended June 30, 2007
(Amounts in thousands, except per share amounts)	Income	Shares	Per-share Amount	Income	Shares	Per-share Amount
Income from continuing operations	$105,473			$67,695
Less: Dividend requirements on preferred stock	(1,060)			(1,060)
Basic earnings per share:
Earnings available to common shareholders	104,413	430,811	$0.24	66,635	412,710	$0.16
Effect of dilutive securities:
Convertible debt	802	4,663		3,009	19,776
401(k) equity awards	—	364		—	275
Stock options	—	30		—	100
Diluted earnings per share:
Earnings available to common shareholders and assumed conversions	$105,215	435,868	$0.24	$69,644	432,861	$0.16

	Six months ended June 30, 2008			Six months ended June 30, 2007
(Amounts in thousands, except per share amounts)	Income	Shares	Per-share Amount	Income	Shares	Per-share Amount
Income from continuing operations	$259,468			$186,209
Less: Dividend requirements on preferred stock	(2,120)			(2,120)
Basic earnings per share:
Earnings available to common shareholders	257,348	430,187	$0.60	184,089	410,370	$0.44
Effect of dilutive securities:
Convertible debt	1,582	4,663		6,815	21,543
401(k) equity awards	—	481		—	443
Stock options	—	29		—	115
Diluted earnings per share:
Earnings available to common shareholders and assumed conversions	$258,930	435,360	$0.59	$190,904	432,471	$0.44

15. Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost (Credit)

	Three months ended June 30,
	2008 (1)	2007 (1)	2008	2007
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$14,929	$14,555	$1,211	$1,205
Interest cost	44,677	43,028	12,894	11,635
Expected return on plan assets	(68,697)	(66,525)	(8,425)	(7,582)
Amortization of transition obligation	—	—	3,644	3,677
Amortization of prior service cost (credit)	5,166	6,487	(544)	(545)
Amortization of net loss	3,511	4,555	3,031	2,106
Net periodic benefit cost (credit)	(414)	2,100	11,811	10,496
Credits not recognized due to the effects of regulation	1,925	2,894	—	—
Additional cost recognized due to the effects of regulation	—	—	973	973
Net benefit cost recognized for financial reporting	$1,511	$4,994	$12,784	$11,469

(1)   Includes qualified and non-qualified pension net periodic benefit cost.

	Six months ended June 30,
	2008 (1)	2007 (1)	2008	2007
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$31,702	$31,040	$2,675	$2,906
Interest cost	85,260	82,626	25,440	25,238
Expected return on plan assets	(137,169)	(132,416)	(15,925)	(15,200)
Amortization of transition obligation	—	—	7,288	7,288
Amortization of prior service cost (credit)	10,332	12,974	(1,088)	(1,090)
Amortization of net loss	6,370	8,422	5,749	7,100
Net periodic benefit cost (credit)	(3,505)	2,646	24,139	26,242
Credits not recognized due to the effects of regulation	4,517	5,574	—	—
Additional cost recognized due to the effects of regulation	—	—	1,946	1,946
Net benefit cost recognized for financial reporting	$1,012	$8,220	$26,085	$28,188

(1)   Includes qualified and non-qualified pension net periodic benefit cost.

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

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date.  Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including the availability of credit and its impact on capital expenditures and the ability of Xcel Energy and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by Xcel Energy and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; actions of accounting regulatory bodies; the items described under Factors Affecting Results of Continuing Operations; and the other risk factors listed from time to time by Xcel Energy in reports filed with the SEC, including “Risk Factors” in Item 1A of Xcel Energy’s Form 10-K for the year ended Dec. 31, 2007, and Exhibit 99.01 to this report on Form 10-Q for the quarter ended June 30, 2008.

RESULTS OF OPERATIONS

Summary of Financial Results

The following table summarizes the earnings contributions.  Continuing operations consist of the following:

•              Regulated utility subsidiaries, operating in the electric and natural gas segments; and

•              Other nonregulated subsidiaries and the holding company, where corporate financing activity occurs.

Discontinued operations consist of Seren Innovations Inc., NRG Energy, Inc., e prime, Xcel Energy International, Utility Engineering, and Quixx, which were all divested or sold in 2006 or earlier.

See Note 4 to the consolidated financial statements for a further discussion of discontinued operations.

	Three months ended June 30,		Six months ended June 30,
Contribution to Earnings (Millions of Dollars)	2008	2007	2008	2007
GAAP income (loss)
Regulated electric utility income — continuing operations	$106.8	$123.8	$199.9	$196.0
Regulated natural gas utility income — continuing operations	11.8	8.9	79.4	65.8
Other utility results	6.3	(53.9)	16.0	(43.6)
Utility income — continuing operations	124.9	78.8	295.3	218.2

Holding company costs and other results	(19.4)	(11.1)	(35.8)	(32.0)
Income — continuing operations	105.5	67.7	259.5	186.2

Income (loss) — discontinued operations	0.1	1.1	(0.8)	2.3
Total GAAP income	$105.6	$68.8	$258.7	$188.5

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
GAAP earnings per share contribution
Regulated electric utility — continuing operations	$0.25	$0.29	$0.46	$0.45
Regulated natural gas utility — continuing operations	0.02	0.02	0.18	0.15
Other utility results	0.01	(0.13)	0.03	(0.10)
Utility earnings per share — continuing operations	0.28	0.18	0.67	0.50

Holding company costs and other results	(0.04)	(0.02)	(0.08)	(0.06)
Earnings per share — continuing operations	0.24	0.16	0.59	0.44

Earnings per share — discontinued operations	—	—	—	0.01
Total GAAP earnings per share — diluted	$0.24	$0.16	$0.59	$0.45

The following table summarizes significant components contributing to the changes in the first quarter of 2008 diluted earnings per share compared with the same period in 2007, which are discussed in more detail later.

Increase (decrease)	Three months ended June 30, 2008 vs. 2007	Six months ended June 30, 2008 vs. 2007
2007 GAAP earnings per share	$0.16	$0.45
Earnings per share — discontinued operations	—	(0.01)
2007 GAAP earnings per share-continuing operations	0.16	0.44

PSRI/COLI IRS settlement	0.11	0.10
2007 ongoing earnings per share	0.27	0.54

Components of change — 2008 vs. 2007
Higher natural gas margins	0.02	0.05
Higher allowance for funds used during construction-equity	0.01	0.02
Lower depreciation and amortization	—	0.01
Higher operating and maintenance expense	(0.04)	(0.06)
Higher (lower) base electric utility margins	(0.01)	0.06
Higher conservation and demand-side management program expenses	(0.01)	(0.03)
Higher financing costs	(0.01)	(0.01)
Other, including income taxes	0.01	0.01
Net change in earnings per share	(0.03)	0.05

2008 GAAP earnings per share	$0.24	$0.59

During 2007, Xcel Energy resolved a dispute with the IRS regarding its COLI program.  Excluding the impact of the COLI program, Xcel Energy’s ongoing second quarter 2008 earnings were $104 million, or $0.24 per share, compared with second quarter 2007 ongoing earnings of $117 million or $0.27 per share.  The following tables provide a reconciliation of GAAP earnings and earnings per share to ongoing earnings and ongoing earnings per share for 2008 and 2007.

	Three months ended June 30,		Six months ended June 30,
(Millions of Dollars)	2008	2007	2008	2007
Ongoing earnings	$103.9	$117.3	$259.3	$230.9
PSRI/COLI IRS settlement	1.6	(49.6)	0.2	(44.7)
Total continuing operations	105.5	67.7	259.5	186.2
Discontinued operations	0.1	1.1	(0.8)	2.3
Total GAAP earnings	$105.6	$68.8	$258.7	$188.5

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Ongoing earnings	$0.24	$0.27	$0.59	$0.54
PSRI/COLI IRS settlement	—	(0.11)	—	(0.10)
Total GAAP earnings per share-continuing operations	$0.24	$0.16	$0.59	$0.44
Discontinued operations	—	—	—	0.01
Total GAAP earnings per share	$0.24	$0.16	$0.59	$0.45

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

Utility Results

Ongoing earnings for the second quarter of 2008 were lower than last year largely due to lower electric margins and higher operating and maintenance expenses.  Lower electric margins were largely due to cooler temperatures in 2008.

GAAP earnings for second quarter 2008 earnings were higher than last year, primarily due to a second quarter 2007 charge associated with the resolution of a COLI dispute with the IRS.

The following summarizes the estimated impact of weather on regulated utility earnings per share, based on estimated temperature variations from historical averages (excluding the impact on commodity trading operations):

	Three months ended June 30,			Six months ended June 30,
	2008 vs. Normal	2007 vs. Normal	2008 vs. 2007	2008 vs. Normal	2007 vs. Normal	2008 vs. 2007
Retail electric	$(0.02)	$0.01	$(0.03)	$(0.01)	$0.01	$(0.02)
Firm natural gas	—	—	—	0.01	—	0.01
Total	$(0.02)	$0.01	$(0.03)	$—	$0.01	$(0.01)

Other Results — Holding Company and Other Costs

Financing Costs and Preferred Dividends — Holding company results include interest expense and preferred dividend costs, which are incurred at the Xcel Energy and intermediate holding company levels and are not directly assigned to individual subsidiaries.

Discontinued Operations

Seren Innovations Inc., NRG, e prime, Xcel Energy International, Utility Engineering, and Quixx, which were all divested or sold in 2006 or earlier, have activity reflected on Xcel Energy’s financial statements.  See Note 4 to the consolidated financial statements.

Income Statement Analysis

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

The following table details the revenues and margin for base electric utility, short-term wholesale and commodity trading activities.

(Millions of Dollars)	Base Electric Utility	Short- Term Wholesale	Commodity Trading	Consolidated Total
Three months ended June 30, 2008
Electric utility revenues (excluding commodity trading)	$2,102	$52	$—	$2,154
Electric fuel and purchased power-utility	(1,224)	(45)	—	(1,269)
Commodity trading revenues	—	—	41	41
Commodity trading expenses	—	—	(41)	(41)
Gross margin before operating expenses	$878	$7	$—	$885
Margin as a percentage of revenues	41.7%	13.5%	—%	40.3%

Three months ended June 30, 2007
Electric utility revenues (excluding commodity trading)	$1,864	$57	$—	$1,921
Electric fuel and purchased power-utility	(980)	(52)	—	(1,032)
Commodity trading revenues	—	—	76	76
Commodity trading expenses	—	—	(77)	(77)
Gross margin before operating expenses	$884	$5	$(1)	$888
Margin as a percentage of revenues	47.4%	8.8%	(1.3)%	44.5%

(Millions of Dollars)	Base Electric Utility	Short- Term Wholesale	Commodity Trading	Consolidated Total
Six months ended June 30, 2008
Electric utility revenues (excluding commodity trading)	$4,009	$116	$—	$4,125
Electric fuel and purchased power-utility	(2,256)	(102)	—	(2,358)
Commodity trading revenues	—	—	67	67
Commodity trading expenses	—	—	(64)	(64)
Gross margin before operating expenses	$1,753	$14	$3	$1,770
Margin as a percentage of revenues	43.7%	12.1%	4.5%	42.2%

Six months ended June 30, 2007
Electric utility revenues (excluding commodity trading)	$3,616	$115	$—	$3,731
Electric fuel and purchased power-utility	(1,905)	(106)	—	(2,011)
Commodity trading revenues	—	—	153	153
Commodity trading expenses	—	—	(149)	(149)
Gross margin before operating expenses	$1,711	$9	$4	$1,724
Margin as a percentage of revenues	47.3%	7.8%	2.6%	44.4%

The following summarizes the components of the changes in base electric utility revenues and base electric utility margin for the three and six months ended June 30:

Base Electric Utility Revenues

(Millions of Dollars)	Three months ended June 30, 2008 vs. 2007	Six months ended June 30, 2008 vs. 2007
Fuel and purchased power cost recovery	$211	$302
Sales growth (excluding weather impact)	12	22
Conservation and non-fuel riders	9	19
Retail rate increases (Wisconsin and North Dakota interim)	9	19
MERP rider	5	10
Increased revenues due to leap year (weather normalized impact)	—	9
Transmission revenues	3	8
Estimated impact of weather	(19)	(16)
Retail customer sales mix	(13)	(10)
Other	21	30
Total increase in base electric utility revenues	$238	$393

Base Electric Utility Margin

(Millions of Dollars)	Three months ended June 30, 2008 vs. 2007	Six months ended June 30, 2008 vs. 2007
Sales growth (excluding weather impact)	$12	$22
Retail rate increases (Wisconsin and North Dakota interim)	9	19
Conservation and non-fuel riders	7	13
MERP rider	5	10
Estimated impact of weather	(19)	(16)
Retail customer sales mix	(13)	(10)
Purchased capacity costs	(7)	(5)
Increased margin due to leap year (weather normalized impact)	—	9
Total increase (decrease) in base electric utility margin	$(6)	$42

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of Dollars)	2008	2007	2008	2007
Natural gas utility revenues	$444	$331	$1,478	$1,258
Cost of natural gas sold and transported	(320)	(220)	(1,143)	(960)
Natural gas utility margin	$124	$111	$335	$298

The following summarizes the components of the changes in natural gas revenues and margin for the three and six months ended June 30:

Natural Gas Revenues

	Three months ended June 30,	Six months ended June 30,
(Millions of Dollars)	2008 vs. 2007	2008 vs. 2007
Purchased natural gas adjustment clause recovery	$100	$182
Base rate changes (Colorado and Wisconsin)	7	20
Estimated impact of weather	4	7
Service and facility fee revenues	2	5
Conservation revenues	1	3
Increased revenues due to leap year (weather normalized impact)	—	1
Other	(1)	2
Total increase in natural gas revenues	$113	$220

Natural Gas Margin

	Three months ended June 30,	Six months ended June 30,
(Millions of Dollars)	2008 vs. 2007	2008 vs. 2007
Base rate changes – Colorado & Wisconsin	$7	$20
Estimated impact of weather	4	7
Service and facility fee revenues	2	5
Conservation revenues	1	3
Increased margin due to leap year (weather normalized impact)	—	1
Other	(1)	1
Total increase in natural gas margin	$13	$37

Non-Fuel Operating Expense and Other Items

Other operating and maintenance expenses — Other operating and maintenance expenses for the second quarter of 2008 increased by approximately $29 million, or 6.9 percent, compared with the same period in 2007.  Other operating and maintenance expenses for the first six months of 2008 increased $39 million, or 4.4 percent, compared with the same period in 2007.  For more information see the following table:

	Three months ended June 30,	Six months ended June 30,
(Millions of Dollars)	2008 vs. 2007	2008 vs. 2007
Higher plant generation costs	$11	$19
Higher labor costs	10	12
Higher fleet costs	5	4
Higher (lower) employee benefit costs	4	(6)
Higher contract labor	3	6
Lower nuclear plant outage costs	(10)	(4)
Other, including consulting costs	6	8
Total increase in other operating and maintenance expenses	$29	$39

The higher plant generation costs were primarily attributable to normally scheduled and unplanned maintenance.  The increase in labor costs was attributable to annual wage increases, the insourcing of certain functions, and additional employees to support system growth.  Higher fleet costs were primarily due to an increase in fuel prices and maintenance costs.  The lower nuclear outage costs for the quarter are due to the timing of outages between the two periods.

Depreciation and amortization — Depreciation and amortization expense decreased by approximately $1 million, or 0.7 percent, for the second quarter of 2008, and $4 million, or 0.9 percent, for the first six months of 2008, compared with the same periods in 2007.  The decrease is primarily due to the MPUC approval of NSP-Minnesota’s remaining lives depreciation filing in the third quarter of 2007.  This decision was retroactive to the beginning of the year and reduced depreciation expense by approximately $31 million in the third quarter of 2007; however, it did not impact depreciation expense for the first two quarters of 2007.  This was partially offset by normal system expansion.

Conservation and Demand Side Management  (DSM) — Conservation and DSM expense increased by approximately $9 million, or 44.2 percent, for the second quarter of 2008 and $23 million, or 56.4 percent, for the first six months of 2008, compared to the same periods in 2007.  The higher expense is attributable to the ongoing expansion of such programs as designed, in part, to meet certain regulatory commitments.  Conservation and DSM program expenses are generally recovered through rates or rider mechanisms in Xcel Energy’s various jurisdictions.

Interest and other income, net  — Interest and other income increased by $11 million for the second quarter of 2008, and $19 million for the first six months of 2008, compared with the same periods in 2007.  The increase is primarily the result of PSRI terminating the COLI program in 2007, which eliminated certain expenses.

Allowance for funds used during construction, equity and debt (AFDC) — AFDC increased by approximately $7 million for the second quarter of 2008, and $16 million for the first six months of 2008 when compared with the same periods in 2007.  The increase was due primarily to the ongoing construction of Comanche 3, which was partially offset by the current recovery from customers of the financing costs related to this construction through base rates, resulting in a lower recognition of AFDC.

Income taxes — Income taxes for continuing operations decreased by $16 million for the second quarter of 2008, compared with 2007.  The decrease in income tax expense was primarily due to $15.3 million of tax expense related to the COLI settlement in 2007. The effective tax rate for continuing operations was 34.3 percent for the second quarter of 2008, compared with 51.2 percent for the same period in 2007.  The higher effective tax rate for second quarter 2007 was primarily due to the COLI settlement in that quarter.  This was partially offset by an increase in the forecasted annual effective tax rate for 2008, which was largely a result of PSRI terminating the COLI program in 2007. Without these charges and benefits, the effective tax rate for the second quarters of 2008 and 2007 would have been 35.2 percent and 37.8 percent, respectively.

Income taxes for continuing operations increased by $13 million for the first six months of 2008, compared with 2007.  The increase in income tax expense was primarily due to an increase in pretax income in 2008 (excluding COLI), partially offset by $15.3 million of tax expense related to the COLI settlement in 2007. The effective tax rate for continuing operations was 33.7 percent for the first six months of 2008, compared with 39.0 percent for the same period in 2007.  The higher effective tax rate for the first six months of 2007 was primarily due to the COLI settlement.  This was partially offset by an increase in the forecasted annual effective tax rate for 2008, which was largely a result of PSRI terminating the COLI program in 2007. Without these charges and benefits, the effective tax rate for the first six months of 2008 and 2007 would have been 33.8 percent and 35.6 percent, respectively.

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

FERC Tie Line Investigation — In October 2007, the FERC Office of Enforcement, Division of Investigations (DOI), commenced a non-public investigation of use of network transmission service across the Lamar Tie Line, a transmission facility that connects PSCo and SPS.  Xcel Energy is fully cooperating with the DOI investigation.  In July 2008, the DOI issued a preliminary report alleging Xcel Energy violated FERC policies and rules and approved tariffs.  The report represents the preliminary conclusions of the DOI and is subject to additional procedures.  The report does not constitute a finding by the FERC, which may, among other things, accept, modify or reject any or all of the preliminary conclusions set forth in the report.  Xcel Energy disagrees with the preliminary report and will vigorously contest the allegations; Xcel Energy is not able to predict the outcome of the investigation or what, if any, actions the FERC may take.  As previously discussed under “Item 1A – Risk Factors” in Xcel Energy’s 2007 Annual Report on Form 10-K, the Energy Policy Act of 2005 has increased the FERC’s civil penalty authority for violation of FERC statutes, rules and orders.

Given the preliminary nature of this matter, Xcel Energy is unable to determine if the resolution of this matter will have a material adverse impact on operations, cash flows or financial condition.

Electric Reliability Standards Matters — The electric production and transmission system of NSP-Minnesota is managed as an integrated system with that of NSP-Wisconsin, jointly referred to as the NSP System.  On Sept. 18, 2007, portions of the NSP System and transmission systems west and north of the NSP System briefly islanded from the rest of the Eastern Interconnection, as a result of a series of transmission line outages.  The initial transmission line outage appears to have occurred on the NSP-Minnesota transmission system due to a failure of a 345 KV conductor during severe weather, and approximately 6,000 NSP-Wisconsin customers temporarily lost power.  The Midwest Reliability Organization (MRO), the North American Electric Reliability Council (NERC) regional entity responsible for oversight of electric system reliability in the upper Midwest, including the NSP System, has initiated an independent incident analysis.  In addition, NERC has initiated a compliance investigation to determine if violations of mandatory NERC reliability standards contributed to the event.  Xcel Energy is cooperating with the MRO incident analysis and NERC compliance investigation.

In June 2008, PSCo was subject to an audit of its compliance with NERC and regional reliability standards by Western Electricity Coordinating Council (WECC), the NERC regional entity for the PSCo system.  The WECC has not yet issued its final audit report.  In response to information identified during the audit, Xcel Energy conducted a comprehensive review of the maintenance records for all relay devices on the PSCo, SPS, NSP-Minnesota and NSP-Wisconsin transmission systems.  That review found Xcel Energy did not have documentation demonstrating that all relay devices on those systems had been maintained on the schedule in Xcel Energy’s adopted maintenance plan.  In June 2008, PSCo, SPS and the NSP System filed self-reports regarding the maintenance plan violations with the WECC, the SPP, and the MRO, the NERC regional entities for the utility subsidiaries’ systems, respectively.  Xcel Energy is uncertain if any future WECC audit findings or the self-reports will result in financial penalties being imposed on any of the utility subsidiaries.

Other Regulatory Matters — NSP-Minnesota

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

In June 2008, intervenors filed comments on this plan.  The OES recommended approval, subject to further expansion of DSM goals.  Environmental intervenors recommended expanded DSM goals and expressed concerns regarding carbon management with the proposed expansion of certain coal resources.  Excelsior Energy recommended inclusion of its proposed project in the plan.  The Prairie Island Community expressed health and safety concerns regarding nuclear resources.  The Minnesota Chamber of Commerce expressed interest in cost and rate management.  Reply comments are due Aug.18, 2008, and the MPUC is expected to take up the case in the later part of 2008.

Xcel Energy issued a request for proposal (RFP) for wind power of 500 MW in December 2007.  The proposals were received in March 2008 and Xcel Energy prioritized the potential projects in April 2008.  Due diligence is in progress on the selected proposals.

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

NSP-Minnesota has filed two applications for certificates of need related to its nuclear generating facilities to obtain approval for these projects.  The first addresses approximately 70 MW of power uprates at the Monticello plant.  The MPUC has accepted that filing and set it for hearing, which is expected to take place this fall.  The second addresses both life extension and approximately 160 MW in power uprates at Prairie Island units 1 and 2.  The MPUC found the application complete and referred it to an ALJ for contested case hearing at its July 15, 2008 hearing.  The Prairie Island Community has indicated its active interest in the power uprate portion of the case and has expressed interest in revisiting its 2003 settlement with NSP-Minnesota, in which it agreed that any concerns it may have regarding Prairie Island life extension would be addressed in the federal relicensing process.  NSP-Minnesota has temporarily withdrawn its NRC application for the Monticello plant extended power uprate and will resubmit the application at a later date, the expectation is sometime in the 4th quarter 2008.  Although this delays the extended power uprate process slightly, NSP-Minnesota does not anticipate a substantial delay in the project at this time.

In April 2008, NSP-Minnesota filed an application with the Nuclear Regulatory Commission (NRC) to extend the operating life of its two nuclear reactors at Prairie Island by 20 years.   In May 2008, NSP-Minnesota  filed the certificate of need application  with the MPUC to support the proposed license extensions, which will  seek to increase the number of spent fuel storage containers at Prairie Island to support the license extensions.  The operating life of the Monticello nuclear plant has already been extended through 2030.

NSP-Minnesota Transmission Certificates of Need — In late 2006, NSP-Minnesota filed applications for certificates of need with the MPUC for three transmission lines in southwestern Minnesota and one in Chisago County, Minn. In 2007, the MPUC issued a certificate of need authorizing NSP-Minnesota to construct three new 115 Kilovolt (KV) transmission lines (totaling 35 to 50 miles) in southwestern Minnesota to provide approximately 350 MW of incremental transmission delivery capacity for wind generation. The three projects, including associated substations, are expected to cost $72.5 million. The MPUC order required NSP-Minnesota to file required route permit applications by January 2008 and complete construction by Spring 2009. The route permit applications were filed with the MPUC and SDPUC as required.  On May 20, 2008, the MPUC granted a route permit for one of the three transmission lines; the three remaining route permit requests are pending MPUC or SDPUC action. On July 8, 2008, NSP-Minnesota filed a motion requesting the SDPUC to grant an extension of time to issue an order on the South Dakota route permit; absent an extension, the SDPUC could reject the application and require NSP-Minnesota to refile.  On April 1, 2008, NSP-Minnesota filed a status report indicating one of the 115 KV transmission lines would be completed by December 2009, but the delay is not expected to materially affect wind generation outlet capacity.

In January 2008, the MPUC voted to grant NSP-Minnesota a certificate of need for the Chisago County, Minnesota project, which would replace an existing 69 KV line with 115 and 161 KV facilities and add a new substation at an estimated cost of $64 million and a route permit for the majority of the proposed line. The MPUC set the issue of the disputed route for a half-mile segment of the line for further discussions between the parties. The project would be placed in service in 2010. The parties filed a consensus report to the MPUC on May 23, 2008, and on June 30, 2008, the MPUC issued an order granting a route permit for the remaining segment.  NSP-Minnesota now has obtained all required state regulatory approvals for construction of the Minnesota portion of the transmission line.  The PSCW previously approved construction by NSP-Wisconsin and Dairyland Power Cooperative of related 161 KV facilities in Wisconsin.

As part of CapX 2020, NSP-Minnesota and Great River Energy (on behalf of eight other regional transmission providers) filed a certificate of need application in August 2007, for three 345 KV transmission lines serving Minnesota and parts of surrounding states. The current schedule targets an MPUC order by the end of 2008 or early 2009. The three lines would include construction of approximately 700 miles of new facilities at a cost of $1.3 to $1.6 billion, with construction to be completed in phases between 2011 and 2015. The application put forth a potential ownership percentage of 36 to 72 percent for each of the three 345 KV projects for NSP System. Updated NSP-Minnesota and NSP-Wisconsin cost estimates are expected following the negotiation of project agreements outlining the terms and conditions related to construction management, ownership, operations and maintenance of these facilities.  All written testimony has been submitted, and evidentiary hearings began in mid - July 2008.  The OES recommends approval of the application, conditioned on an increase in capacity for a portion of the project, which the CapX utilities propose to adopt.  An environmental coalition recommended approval subject to conditions for wind purchases or commitments for the transmission capacity, while two other intervenors opposed the proposal.

Also as part of CapX 2020, Otter Tail Power Company, Minnesota Power and Minnkota Power Cooperative (on behalf of themselves and Xcel Energy and Great River Energy) filed a certificate of need application in March 2008 for a 230 kV transmission line between Bemidji and Grand Rapids, Minnesota.  A route application for this project was filed in June 2008.  The need application is uncontested; route hearings are expected to begin later this year and a decision is anticipated by about May 2009.  The Bemidji-Grand Rapids line will entail construction of approximately 68 miles of new facilities at a cost of $61 million, with construction to be completed by end of 2011. The application put forth a potential ownership percentage of 26.2 percent.

2008 Minnesota Legislative Session – The 2008 Minnesota Legislature considered and adopted several measures related to energy policy and regulation, including:  encouragement of Minnesota’s participation in the Midwest Governors’ Association’s GHG accord and commissioning of an economic study of the potential impacts of a carbon cap-and-trade program; modifying the existing TCR mechanism to allow for recovery of costs associated with MISO charges for regional transmission expansion; providing for recovery via a rate rider mechanism of certain  energy storage projects associated with renewable energy projects; and providing for a streamlined approval process for wind and solar projects needed to comply with Minnesota’s RES.  The legislature considered but did not adopt increased taxes on utility property.

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

PSCo Resource Plan — PSCo estimates it will purchase approximately 40 to 50 percent of its total electric system energy needs for 2008 and generate the remainder with PSCo-owned resources. Additional capacity has been secured under contract making additional energy available for purchase, if required. PSCo currently has under contract or through owned generation, the resources necessary to meet its anticipated 2008 load obligation. In November 2007, PSCo filed the Colorado Resource Plan (CRP), which details the type and amount of resources that will be added to the system for an eight year Resource Acquisition Period (RAP) through 2015.  Hearings concluded on July 11, 2008 and a written order on PSCo’s proposal is expected by September 19, 2008.   Based on the latest plan, PSCo would:

•                  Increase renewable portfolio to 850 MW by 2015.  PSCo would then have a total of approximately 1,900 MW of wind power resources.

•                  Acquire approximately 25 MW from a central solar facility, with possible option of acquiring up to 600 MW of solar thermal resources with storage as technology develops.

•                  Pursue an additional 63.5 MW of on-site, customer-owned solar installations.

•                  Increase customer efficiency and conservation programs with plans to meet the CPUC goals of annual energy sales reductions to approximately 3,669 GWh, that would yield a demand savings in the range of 886 MW to 994 MW by 2020.

•                  Retire two older coal-burning plants (Arapahoe and Cameo) and repower at the Arapahoe site with a 480 MW summer rated combined cycle plant.

Other Regulatory Matters — SPS

Performance-Based Regulation and Quality of Service Requirements — In Texas, SPS is subject to a quality of service plan requiring SPS to comply with electric service reliability performance targets. In January 2008, the PUCT staff served SPS with notice that it had initiated an investigation to determine whether SPS is in compliance with the Texas Statutes and PUCT rules on reliability and continuity of service.  If SPS is found not to be in compliance, the PUCT may initiate an enforcement action and impose administrative penalties up to $25,000 per day. SPS is currently awaiting any PUCT action.

Texas Energy Efficiency Cost Recovery Factor Rider — On June 2, 2008, SPS filed with the PUCT for approval of an Energy Efficiency Cost Recovery Factor (EECRF) Rider. PUCT regulations established the mechanism under which electric utilities may recover costs associated with providing energy efficiency programs.  That mechanism, an EECRF Rider, must be included in a utility’s tariff and may be established in a utility’s base rate case or through a separate request seeking to establish an EECRF.  In accordance with this rule, SPS has removed its energy efficiency costs from its recent base rate proceeding, and has requested implementation of its EECRF Rider to recover the remaining unamortized balance of historic costs and its projected 2008 and 2009 energy efficiency costs.  SPS requests that the rider be implemented on Jan. 1, 2009. On July 3, 2008, the Alliance of Xcel Municipalities filed to intervene and has requested a hearing and that the case be consolidated with the Texas rate case.

New Mexico Energy Efficiency Disincentive Rulemaking — During the last legislative session, increased energy efficiency goals and more affirmative disincentive language were adopted.  The NMPRC is currently holding a rulemaking to update the energy efficiency rule, consistent with the legislative changes.

Peak Day Partner Program — Due to the delay of LPP, SPS received approval in both Texas and New Mexico to accept bids from large customers to voluntarily reduce their loads during peak periods.   The program is only effective until the commercial operation date of LPP.

Texas Interruptible Credit Option and Saver’s Switch — On May 13, 2008, SPS filed an application with the PUCT and each of the 80 municipalities in SPS Texas service territory with original rate jurisdiction to revise its Interruptible Credit Option (ICO) tariff and to institute a new Saver’s Switch tariff for residential and small commercial customers.  The purpose of these programs is to mitigate peak demand on SPS’ system starting with the 2009 summer peak.  The issue of cost recovery will be handled in the Texas rate case. Three parties have intervened, one of whom has requested a hearing on SPS’ application and has also requested that the case be consolidated with the Texas rate case.

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

Derivatives, Risk Management and Market Risk

In the normal course of business, Xcel Energy and its subsidiaries are exposed to a variety of market risks as disclosed in Management’s Discussion and Analysis in its Annual Report on Form 10-K for the year ended Dec. 31, 2007. Market risk is the potential loss or gain that may occur as a result of changes in the market or fair value of a particular instrument or commodity. All financial and commodity-related instruments, including derivatives, are subject to market risk.   At June 30, 2008, there were no material changes to the market risks that affect the quantitative and qualitative disclosures presented as of Dec. 31, 2007, in Item 7A of Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2007.  Commodity trading and Value-at-risk (VaR) information is provided below for informational purposes.

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

The fair value of the commodity trading contracts at June 30, 2008 were as follows:

	Six months ended June 30,
(Millions of Dollars)	2008	2007
Fair value of commodity trading contracts outstanding at Jan. 1	$6.3	$(1.2)
Contracts realized or settled during the period	(3.8)	(8.7)
Fair value of commodity trading contract additions and changes during the period	1.7	13.6
Fair value of commodity trading contracts outstanding at June 30	$4.2	$3.7

As of June 30, 2008, fair values by source for the commodity trading net asset or liability balances were as follows:

	Futures/Forwards
(Thousands of Dollars)	Source of Fair Value	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity Greater Than 5 Years	Total Futures/ Forwards Fair Value
NSP-Minnesota	1	$(198)	$—	$—	$—	$(198)
	2	142	1,026	—	—	1,168
PSCo	1	172	—	—	—	172
	2	2,852	276	—	—	3,128
Total Futures/Forwards Fair Value		$2,968	$1,302	$—	$—	$4,270

	Options
(Thousands of Dollars)	Source of Fair Value	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity Greater Than 5 Years	Total Options Fair Value
NSP - Minnesota	2	$(61)	$—	$—	$—	$(61)
Total Options Fair Value		$(61)	$—	$—	$—	$(61)

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

At June 30, 2008, a 10 percent increase or decrease in market prices over the next 12 months for commodity trading contracts would decrease pretax income from continuing operations by approximately $0.3 million.

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

VaR is calculated on a consolidated basis.  The VaRs for the commodity trading operations were:

	Period Ended June 30, 2008	Change from Period Ended March 31, 2008	VaR Limit	Average	High	Low
Commodity Trading (a)	$0.06	$(0.16)	$5.00	$0.47	$0.99	$0.05

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

At June 30, 2008, a 100-basis-point change in the benchmark rate on Xcel Energy’s variable rate debt would impact pretax interest expense by approximately $9.2 million annually, or approximately $2.3 million per quarter. See Note 10 to the consolidated financial statements for a discussion of Xcel Energy and its subsidiaries’ interest rate derivatives.

NSP-Minnesota maintains trust funds, as required by the NRC, to fund costs of nuclear decommissioning. These trust funds are subject to interest rate risk and equity price risk.  At June 30, 2008, these funds were invested primarily in domestic and international equity securities and fixed-rate fixed-income securities.  These funds may be used only for activities related to nuclear decommissioning.  The accounting for nuclear decommissioning recognizes that costs are recovered through rates; therefore fluctuations in equity prices or interest rates do not have an impact on earnings.

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

At June 30, 2008, a 10 percent increase in prices would have resulted in a net mark-to-market increase in credit risk exposure of $32.5 million, while a decrease of 10 percent would have resulted in a decrease of $27.7 million.

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

Commodity Derivatives — Commodity derivatives assets and liabilities assigned to Level 3 consist primarily of FTRs, as well as forwards and options that are either long term in nature or related to commodities and delivery points with limited observability.  Level 3 commodity derivative assets and liabilities represent approximately 7 percent and 81 percent of total assets and liabilities, respectively, measured at fair value at June 30, 2008.

Determining the fair value of a FTR requires numerous management forecasts that vary in observability, including various forward commodity prices, retail and wholesale demand, generation and resulting transmission system congestion.  Given the limited observability of management’s forecasts for several of these inputs, these instruments have been assigned a Level 3.  Level 3 commodity derivatives assets and liabilities include $93.1million and $73.7 million of estimated fair values, respectively, for FTRs held at June 30, 2008.

Determining the fair value of certain commodity forwards and options can require management to make use of subjective forward price and volatility forecasts for commodities and locations with limited observability, or subjective forecasts which extend to periods beyond those readily observable on active exchanges or quoted by brokers.  When less observable forward price and volatility forecasts are significant to determining the value of commodity forwards and options, these instruments are assigned to Level 3.  Level 3 commodity derivatives assets and liabilities include $10.8 million and $6.0 million of estimated fair values, respectively, for commodity forwards and options held at June 30, 2008.

Nuclear Decommissioning Fund — Nuclear decommissioning fund assets assigned to Level 3 consist of asset-backed and mortgage-backed securities.  To the extent appropriate, observable market inputs are utilized to estimate the fair value of these securities, however, less observable and subjective risk-based adjustments to estimated yield and forecasted prepayments are often significant to these valuations.  Therefore, estimated fair values for all asset-backed and mortgage-backed securities totaling $109.4 million in the nuclear decommissioning fund at June 30, 2008 (approximately 8 percent of total assets measured at fair value), are assigned to Level 3.  Realized and unrealized gains and losses on nuclear decommissioning fund investments are deferred as a component of a nuclear decommissioning regulatory asset.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Six months ended June 30,
(Millions of Dollars)	2008	2007
Cash provided by (used in) operating activities
Continuing operations	$824	$910
Discontinued operations	(21)	29
Total	$803	$939

Cash provided by operating activities for continuing operations decreased by $86 million for the first six months of 2008, compared with the first six months of 2007.  This decrease was due to the timing of working capital activity.

	Six months ended June 30,
(Millions of Dollars)	2008	2007
Cash used in investing activities
Continuing operations	$(1,065)	$(971)
Total	$(1,065)	$(971)

Cash used in investing activities for continuing operations increased by $94 million for the first six months of 2008, compared with the first six months of 2007.  The increase was due to increased capital expenditures and an investment in the WYCO pipeline and storage project.

	Six months ended June 30,
(Millions of Dollars)	2008	2007
Cash provided by financing activities
Continuing operations	$278	$55
Total	$278	$55

Cash provided by financing activities for continuing operations increased by $223 million for the first six months of 2008, compared with the first six months of 2007.  The increase is due to the issuance of $400 million of junior notes and $500 million of first mortgage bonds in the first quarter of 2008, partially offset by the increased repayments of short-term borrowings.

Capital Sources

Xcel Energy and Utility Subsidiary Credit Facilities — As of July 31, 2008, Xcel Energy had the following credit facilities available to meet its liquidity needs:

(Millions of Dollars) Company	Facility	Drawn*	Available	Cash	Liquidity	Maturity
NSP-Minnesota	$500	$6.0	$494.0	$0.2	$494.2	December 2011
PSCo	700	278.9	421.1	2.1	423.2	December 2011
SPS	250	228.7	21.3	2.5	23.8	December 2011
Xcel Energy – Holding Company	800	474.3	325.7	3.3	329.0	December 2011
Total	$2,250	$987.9	$1,262.1	$8.1	$1,270.2

* Includes direct borrowings, outstanding commercial paper and letters of credit

The liquidity table reflects the payment of common dividends on July 21, 2008.

Short-Term Funding Sources — Short-term borrowing, as a source of funding, is affected by regulatory actions and access to reasonably priced capital markets. This access is dependent in part on credit agency reviews and ratings. The following ratings reflect the views of Moody’s Investor Services, Inc. (Moody’s), Standard & Poor’s Ratings Services (Standard & Poor’s), and Fitch Ratings (Fitch).  A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating agency. As of Aug. 1, 2008, the following table represents the credit ratings assigned to various Xcel Energy companies:

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

As of June 30, 2008, the board authorized level of the commercial paper programs for Xcel Energy, NSP-Minnesota, PSCo, and SPS was $800 million, $500 million, $700 million, and $250 million, respectively.  The outstanding amount of commercial paper at June 30, 2008, was $672.9 million at a weighted average rate of 3.09 percent.

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

The borrowings or loans outstanding at June 30, 2008, and the short-term borrowing limits from the money pool are as follows:

	Borrowings (Loans)	Total Borrowing Limits
NSP-Minnesota	$(51.0)	$250 million
PSCo	21.0	250 million
SPS	30.0	100 million

Registration Statements — NSP-Wisconsin filed a registration statement in June 2008 and SPS is expected to file a registration statement in the second half of 2008.

Long-Term Borrowings — See a discussion of the long-term borrowings at Note 9 to the consolidated financial statements.

LPP Purchase Power Agreement — The LPP project is a natural gas combined cycle 604 MW plant under construction near Hobbs, New Mexico.  SPS has a purchase power agreement, which was executed in 2006, that provides for SPS to have exclusive rights to dispatch the facility.  SPS expects to begin taking energy from the plant beginning late summer of 2008 when LPP reaches commercial operation.  SPS has alleged that certain defaults have been triggered under the power purchase agreement, about which LPP and SPS are currently engaged in discussions.  However, SPS still expects that LPP will commence full commercial operation later this summer.

Future Financing Plans

Xcel Energy generally expects to fund its operations and capital investments through internally generated funds and periodically issue short-term debt, long-term debt, common stock, preferred stock and hybrid securities.  Xcel Energy expects the note holders to convert the $57.5 million principal balance of its Senior Convertible Notes due Nov. 21, 2008, to common equity by the maturity date of the notes.  Xcel Energy plans to issue commercial paper to meet short-term working capital requirements.

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

•                  SPS plans to issue up to $250 million of long-term senior debt securities in the second half of 2008 or early 2009 to repay short term debt, pre-fund the maturity of $100 million senior notes due March 1, 2009, fund utility capital expenditures and to provide funds for general corporate purposes.

Earnings Guidance

Xcel Energy’s 2008 earnings per share from continuing operations guidance and key assumptions are detailed in the following table.

2008 Diluted Earnings Per Share Range
Utility operations	$1.61 - $1.71
Holding company financing costs and other	(0.16)
Xcel Energy earnings per share	$1.45 - $1.55

Key Assumptions for 2008:

•	Normal weather patterns are experienced for the remainder of the year.
•	Various riders, associated with MERP, Minnesota and Colorado transmission and Minnesota renewable energy, are expected to increase revenue by approximately $55 million to $65 million over 2007 levels.
•

Reasonable regulatory outcomes in the New Mexico electric rate case, North Dakota electric rate case, the PSCo and SPS FERC wholesale electric rate cases and interim rate recovery of capacity costs in the Texas electric rate case.

•	No material incremental accruals related to the SPS regulatory proceedings.
•	Weather-adjusted retail electric utility sales grow by approximately 1.8 percent to 2.2 percent.
•	Weather-adjusted retail firm natural gas sales grow by approximately 0.0 percent to 1.0 percent.
•	Short-term wholesale and commodity trading margins are within a range of $25 million to $35 million.
•

Capacity costs at NSP-Minnesota and SPS are projected to increase approximately $35 million to $45 million over 2007 levels. We expect regulatory recovery of approximately $8 million of the increase of capacity costs. Capacity costs at PSCo are recovered under the purchased capacity cost adjustment.

•	Utility operating and maintenance expenses increase between 2 percent and 3 percent.
•	Depreciation expense is projected to increase approximately $55 million to $65 million over 2007 levels.
•	Interest expense increases approximately $20 million to $25 million over 2007 levels.
•	Allowance for funds used during construction-equity increases approximately $30 million to $40 million over 2007 levels.
•	An effective tax rate for continuing operations of approximately 32 percent to 35 percent.
•	Average common stock and equivalents for diluted earnings per share calculations of approximately 438 million shares.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 2, Management’s Discussion and Analysis — Financial Market Risks.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Xcel Energy maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports under the Exchange Act is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of Xcel Energy’s management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that Xcel Energy’s disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Xcel Energy’s Annual Meeting of Shareholders was held on May 21, 2008, for the purpose of voting on the matters listed below.  Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there were no solicitations in opposition to management’s solicitations.  All of management’s nominees for directors as listed in the proxy statement were elected.  The voting results are as follows:

1.               Proposal to elect thirteen directors:

Election of Director	Shares Voted For	Withheld Authority
C. Coney Burgess	358,881,616	9,129,852
Fredric W. Corrigan	359,693,238	8,318,230
Richard K. Davis	358,343,772	9,667,696
Roger R. Hemminghaus	356,510,399	11,501,069
A. Barry Hirschfeld	356,413,015	11,598,453
Richard C. Kelly	355,698,894	12,312,574
Douglas W. Leatherdale	354,009,524	14,001,944
Albert F. Moreno	357,045,416	10,966,052
Dr. Margaret R. Preska	357,442,445	10,569,023
A. Patricia Sampson	357,910,232	10,101,236
Richard H. Truly	359,211,888	8,799,580
David A. Westerlund	357,115,119	10,896,349
Timothy V. Wolf	357,212,034	10,799,434

2.               Proposal to ratify the appointment of Deloitte & Touche LLP as Xcel Energy’s independent registered public accountants for 2008:

Shares Voted For	Shares Voted Against	Shares Abstained
356,997,464	6,243,403	4,770,601

3.               Proposal to approve of an amendment to the restated Articles of Incorporation to adopt a majority-voting standard in uncontested elections:

Shares Voted For	Shares Voted Against	Shares Abstained
346,272,964	15,540,111	6,198,393

4.               Shareholder proposal – Separate the roles of the Chairman of the Board and CEO:

Shares Voted For	Shares Voted Against	Shares Abstained	Broker Non Vote
53,311,879	224,224,912	7,025,928	83,448,749

5.               Shareholder proposal – Comprehensive health care reform:

Shares Voted For	Shares Voted Against	Shares Abstained	Broker Non Vote
23,384,201	223,970,352	37,102,956	83,553,959

Item 6. EXHIBITS

* Indicates incorporation by reference

3.01	Restated Articles of Incorporation of Xcel Energy, as amended on May 21, 2008.

3.02*	Restated By-Laws of Xcel Energy (Exhibit 3.01 to Form 10-Q (file no. 001-03034) filed Aug. 4. 2004.)

31.01	Principal Executive Officer’s and Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01	Statement pursuant to Private Securities Litigation Reform Act of 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XCEL ENERGY INC.
(Registrant)

/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller

/s/ BENJAMIN G.S. FOWKE III
Benjamin G.S. Fowke III
Vice President and Chief Financial Officer

Aug. 1, 2008