Form 10-Q
period 2009-03-31
XCEL ENERGY INC
filed 2009-04-30
CIK 72903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐ TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-3034

Xcel Energy Inc.

(Exact name of registrant as specified in its charter)

Minnesota	41-0448030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

414 Nicollet Mall
Minneapolis, Minnesota	55401
(Address of principal executive offices)	(Zip Code)

(612) 330-5500

 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.                                        ☒Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller Reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐Yes  ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2009
Common Stock, $2.50 par value	455,663,348 shares

This Form 10-Q is filed by Xcel Energy Inc. Xcel Energy Inc. wholly owns the following subsidiaries: Northern States Power Company, a Minnesota corporation (NSP-Minnesota); Northern States Power Company, a Wisconsin corporation (NSP-Wisconsin); Public Service Company of Colorado, a Colorado corporation (PSCo); and Southwestern Public Service Company, a New Mexico corporation (SPS). Additional information on the wholly owned subsidiaries is available on various filings with the Securities and Exchange Commission (SEC).

PART I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

XCEL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Operating revenues
Electric	$1,886,557	$1,973,314
Natural gas	788,676	1,034,127
Other	20,309	20,947
Total operating revenues	2,695,542	3,028,388

Operating expenses
Electric fuel and purchased power	924,748	1,088,080
Cost of natural gas sold and transported	591,765	823,127
Cost of sales — other	5,366	5,453
Other operating and maintenance expenses	471,894	461,020
Conservation and demand side management program expenses	45,219	35,570
Depreciation and amortization	208,715	205,607
Taxes (other than income taxes)	77,038	79,413
Total operating expenses	2,324,745	2,698,270

Operating income	370,797	330,118

Interest and other income, net	2,352	8,374
Allowance for funds used during construction — equity	18,227	14,220

Interest charges and financing costs
Interest charges — includes other financing costs of $5,038 and $4,991, respectively	141,803	132,171
Allowance for funds used during construction — debt	(10,228)	(9,527)
Total interest charges and financing costs	131,575	122,644

Income from continuing operations before income taxes and equity earnings	259,801	230,068

Income taxes	87,125	76,584
Equity earnings of unconsolidated subsidiaries	3,142	510

Income from continuing operations	175,818	153,994
Loss from discontinued operations, net of tax	(1,751)	(877)
Net income	174,067	153,117
Dividend requirements on preferred stock	1,060	1,060
Earnings available to common shareholders	$173,007	$152,057

Weighted average common shares outstanding:
Basic	455,192	429,563
Diluted	455,952	434,853

Earnings per average common share:
Basic	$0.38	$0.35
Diluted	0.38	0.35
Cash dividends declared per common share	0.24	0.23

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands of dollars)

	Three Months Ended March 31,
	2009	2008

Operating activities
Net income	$174,067	$153,117
Remove loss from discontinued operations	1,751	877
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	219,928	226,271
Nuclear fuel amortization	19,290	13,388
Deferred income taxes	44,638	87,361
Amortization of investment tax credits	(1,738)	(1,948)
Allowance for equity funds used during construction	(18,227)	(14,220)
Equity earnings of unconsolidated subsidiaries	(3,142)	(510)
Dividends from equity method investees	6,015	—
Share-based compensation expense	9,337	5,774
Net realized and unrealized hedging and derivative transactions	37,097	22,719
Changes in operating assets and liabilities:
Accounts receivable	114,182	(11,920)
Accrued unbilled revenues	223,906	138,410
Inventories	215,901	106,477
Recoverable purchased natural gas and electric energy costs	7,988	(78,192)
Other current assets	(5,207)	7,053
Accounts payable	(239,175)	(1,692)
Net regulatory assets and liabilities	28,376	11,195
Other current liabilities	28,107	(65,915)
Change in other noncurrent assets	192	(24,359)
Change in other noncurrent liabilities	(19,609)	1,370
Operating cash flows used in discontinued operations	(31,129)	(25,774)
Net cash provided by operating activities	812,548	549,482

Investing activities
Utility capital/construction expenditures	(477,736)	(489,775)
Allowance for equity funds used during construction	18,227	14,220
Purchase of investments in external decommissioning fund	(396,527)	(227,987)
Proceeds from the sale of investments in external decommissioning fund	395,815	217,139
Nonregulated capital expenditures and asset acquisitions	(102)	(124)
Investment in WYCO Development LLC	(14,170)	(23,026)
Change in restricted cash	—	757
Other investments	1,249	519
Net cash used in investing activities	(473,244)	(508,277)

Financing activities
Repayment of short-term borrowings, net	(17,235)	(710,643)
Proceeds from issuance of long-term debt	—	893,021
Repayment of long-term debt, including reacquisition premiums	(167,905)	(972)
Proceeds from issuance of common stock	1,270	1,564
Dividends paid	(101,744)	(99,679)
Net cash (used in) provided by financing activities	(285,614)	83,291

Net increase in cash and cash equivalents	53,690	124,496
Net (decrease) increase in cash and cash equivalents — discontinued operations	(1,573)	225
Cash and cash equivalents at beginning of year	249,198	51,120
Cash and cash equivalents at end of quarter	$301,315	$175,841
Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(152,517)	$(123,368)
Cash (paid) received for income taxes (net of refunds received)	(2,761)	1,092
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$30,008	$29,119
Supplemental disclosure of non-cash financing transactions:
Issuance of common stock for reinvested dividends and 401(k) plans	$26,973	$34,578

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands of dollars)

	March 31, 2009	Dec. 31, 2008
Assets
Current assets
Cash and cash equivalents	$301,315	$249,198
Accounts receivable, net	786,599	900,781
Accrued unbilled revenues	519,573	743,479
Inventories	450,808	666,709
Recoverable purchased natural gas and electric energy costs	24,029	32,843
Derivative instruments valuation	67,907	101,972
Prepayments and other	238,368	263,906
Current assets held for sale and related to discontinued operations	63,711	56,641
Total current assets	2,452,310	3,015,529

Property, plant and equipment, net	17,947,476	17,688,720

Other assets
Nuclear decommissioning fund and other investments	1,179,246	1,232,081
Regulatory assets	2,349,506	2,357,279
Prepaid pension asset	18,154	15,612
Derivative instruments valuation	325,458	325,688
Other	154,355	142,130
Noncurrent assets held for sale and related to discontinued operations	201,756	181,456
Total other assets	4,228,475	4,254,246
Total assets	$24,628,261	$24,958,495

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$459,257	$558,772
Short-term debt	438,015	455,250
Accounts payable	857,671	1,120,324
Taxes accrued	281,028	220,542
Accrued interest	143,497	168,632
Dividends payable	109,184	108,838
Derivative instruments valuation	56,593	75,539
Other	333,312	331,419
Current liabilities held for sale and related to discontinued operations	3,031	6,929
Total current liabilities	2,681,588	3,046,245

Deferred credits and other liabilities
Deferred income taxes	2,801,822	2,792,560
Deferred investment tax credits	103,978	105,716
Regulatory liabilities	1,184,992	1,194,596
Asset retirement obligations	1,152,096	1,135,182
Derivative instruments valuation	344,389	340,802
Customer advances	318,533	323,445
Pension and employee benefit obligations	1,020,772	1,030,532
Other	178,752	168,352
Noncurrent liabilities held for sale and related to discontinued operations	20,973	20,656
Total deferred credits and other liabilities	7,126,307	7,111,841

Commitments and contingent liabilities
Capitalization:
Long-term debt	7,666,304	7,731,688
Preferred stockholders’ equity — authorized 7,000,000 shares of $100 par value; outstanding shares: 1,049,800	104,980	104,980
Common stockholders’ equity — authorized 1,000,000,000 shares of $2.50 par value; outstanding shares: March 31, 2009 — 455,256,231; Dec. 31, 2008 — 453,791,770	7,049,082	6,963,741
Total liabilities and equity	$24,628,261	$24,958,495

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Common Stock Issued				Accumulated	Total
	Shares	Par Value	Additional Paid In Capital	Retained Earnings	Other Comprehensive Income (Loss)	Common Stockholders’ Equity
Three Months Ended March 31, 2009 and 2008
Balance at Dec. 31, 2007	428,783	$1,071,957	$4,286,917	$963,916	$(21,788)	$6,301,002
EITF 06-4 adoption, net of tax of $(1,038)				(1,640)		(1,640)
Net income				153,117		153,117
Changes in unrecognized amounts of pension and retiree medical benefits, net of tax of $(635)					(189)	(189)
Net derivative instrument fair value changes during the period, net of tax of $(1,790)					(5,626)	(5,626)
Comprehensive income for the period						147,302
Dividends declared:
Cumulative preferred stock				(1,060)		(1,060)
Common stock				(99,016)		(99,016)
Issuances of common stock	1,729	4,324	52			4,376
Share-based compensation			6,084			6,084
Balance at March 31, 2008	430,512	$1,076,281	$4,293,053	$1,015,317	$(27,603)	$6,357,048

Balance at Dec. 31, 2008	453,792	$1,134,480	$4,695,019	$1,187,911	$(53,669)	$6,963,741
Net income				174,067		174,067
Changes in unrecognized amounts of pension and retiree medical benefits, net of tax of $254					369	369
Net derivative instrument fair value changes during the period, net of tax of $801					1,200	1,200
Unrealized loss — marketable securities, net of tax of $(64)					(96)	(96)
Comprehensive income for the period						175,540
Dividends declared:
Cumulative preferred stock				(1,060)		(1,060)
Common stock				(108,447)		(108,447)
Issuances of common stock	1,464	3,661	8,718			12,379
Share-based compensation			6,929			6,929
Balance at March 31, 2009	455,256	$1,138,141	$4,710,666	$1,252,471	$(52,196)	$7,049,082

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of Xcel Energy Inc. and its subsidiaries (collectively, Xcel Energy) as of March 31, 2009 and Dec. 31, 2008; the results of its operations and changes in stockholders’ equity for the three months ended March 31, 2009 and 2008; and its cash flows for the three months ended March 31, 2009 and 2008. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The Dec. 31, 2008 balance sheet information has been derived from the audited 2008 financial statements. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  For further information, refer to the consolidated financial statements and notes thereto, included in the Xcel Energy Annual Report on Form 10-K for the year ended Dec. 31, 2008, filed with the SEC on Feb. 27, 2009. Due to the seasonality of Xcel Energy’s electric and natural gas sales, such interim results are not necessarily an appropriate base from which to project annual results.

1.              Summary of Significant Accounting Policies

Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2008, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

Reclassifications — Conservation and demand side management (DSM) program expenses were reclassified as a separate item.  Previously these costs were included in other operating and maintenance expenses and depreciation and amortization on the consolidated statements of income.  These reclassifications did not have an impact on total operating expenses.

2.              Accounting Pronouncements

Recently Adopted

Business Combinations (Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007)) — In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R), which establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s fiscal year that begins on or after Dec. 15, 2008. Xcel Energy implemented SFAS No. 141(R) on Jan. 1, 2009, and the implementation did not have a material impact on its consolidated financial statements.

Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin (ARB) No. 51 (SFAS No. 160) — In December 2007, the FASB issued SFAS No. 160, which establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions. SFAS No. 160 was effective for fiscal years beginning on or after Dec. 15, 2008. Xcel Energy implemented SFAS No. 160 on Jan. 1, 2009, and the implementation did not have a material impact on its consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161) — In March 2008, the FASB issued SFAS No. 161, which is intended to enhance disclosures to help users of the financial statements better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures including objectives and strategies for using derivatives, gains and losses on derivative instruments, and credit-risk-related contingent features in derivative contracts.  SFAS No. 161 was effective for financial statements issued for fiscal years and interim periods beginning after Nov. 15, 2008.  Xcel Energy implemented SFAS No. 161 on Jan. 1, 2009, and the implementation did not have a material impact on its consolidated financial statements.  For further discussion and SFAS No. 161 required disclosures, see Note 10 to the consolidated financial statements.

Recently Issued

Employers’ Disclosures about Postretirement Benefit Plan Assets (FASB Staff Position (FSP) FAS 132(R)-1) — In December 2008, the FASB issued FSP FAS 132(R)-1, which amends SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to expand an employer’s required disclosures about plan assets of a defined benefit pension or other postretirement plan to include investment policies and strategies, major categories of plan assets, information regarding fair value measurements, and significant concentrations of credit risk.  FSP FAS 132(R)-1 is effective for fiscal years ending after Dec. 15, 2009.  Xcel Energy does not expect the implementation of FSP FAS 132(R)-1 to have a material impact on its consolidated financial statements.

Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and Accounting Principles Board (APB) 28-1) — In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, which amends SFAS No. 107, Disclosures About Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, to require disclosures regarding the fair value of financial instruments in interim financial statements. In addition, entities are required to disclose the method and significant assumptions used to estimate the fair value of financial instruments. FSP FAS 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009. Xcel Energy does not expect the implementation of FSP FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4) — In April 2009, the FASB issued FSP FAS 157-4, which provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of market activity for an asset or liability have significantly decreased.  FSP FAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of market activity for the asset or liability, fair value still represents the exit price in an orderly transaction between market participants.  FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009.  Xcel Energy does not expect the implementation of FSP FAS 157-4 to have a material impact on its consolidated financial statements.

Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2) — In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, which changes the method for determining whether an other-than-temporary impairment exists for debt securities, and also requires additional disclosures regarding other-than-temporary impairments.  FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009.  Xcel Energy does not expect the implementation of FSP FAS 115-2 and FAS 124-2 to have a material impact on its consolidated financial statements.

3.             Selected Balance Sheet Data

(Thousands of Dollars)	March 31, 2009	Dec. 31, 2008
Accounts receivable, net:
Accounts receivable	$850,184	$965,020
Less allowance for bad debts	(63,585)	(64,239)
	$786,599	$900,781

Inventories:
Materials and supplies	$161,495	$158,709
Fuel	181,131	227,462
Natural gas	108,182	280,538
	$450,808	$666,709

Property, plant and equipment, net:
Electric plant	$21,907,421	$21,601,094
Natural gas plant	3,031,950	3,004,088
Common and other property	1,519,695	1,497,162
Construction work in progress	1,814,166	1,832,022
Total property, plant and equipment	28,273,232	27,934,366
Less accumulated depreciation	(10,595,601)	(10,501,266)
Nuclear fuel	1,644,708	1,611,193
Less accumulated amortization	(1,374,863)	(1,355,573)
	$17,947,476	$17,688,720

4.              Discontinued Operations

Results of operations for divested businesses and the results of businesses held for sale are reported, for all periods presented, as discontinued operations. In addition, the assets and liabilities of the businesses divested and held for sale have been reclassified to assets and liabilities held for sale in the consolidated balance sheets.  The majority of current and noncurrent assets related to discontinued operations are deferred tax assets associated with temporary differences and net operating loss (NOL) and tax credit carry forwards that will be deductible in future years.

The major classes of assets and liabilities held for sale and related to discontinued operations are as follows:

(Thousands of Dollars)	March 31, 2009	Dec. 31, 2008
Cash	$9,072	$10,645
Accounts receivable, net	212	209
Deferred income tax benefits	18,531	39,422
Other current assets	35,896	6,365
Current assets held for sale and related to discontinued operations	$63,711	$56,641

Deferred income tax benefits	$171,731	$150,912
Other noncurrent assets	30,025	30,544
Noncurrent assets held for sale and related to discontinued operations	$201,756	$181,456

Accounts payable	$806	$760
Other current liabilities	2,225	6,169
Current liabilities held for sale and related to discontinued operations	$3,031	$6,929

Noncurrent liabilities held for sale and related to discontinued operations	$20,973	$20,656

5.              Income Taxes

Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48) — Xcel Energy files a consolidated federal income tax return and state tax returns based on income in its major operating jurisdictions of Colorado, Minnesota, Texas, and Wisconsin, and various other state income-based tax returns.

In the first quarter of 2008, the Internal Revenue Service (IRS) completed an examination of Xcel Energy’s federal income tax returns for 2004 and 2005 (and research credits for 2003). The IRS did not propose any material adjustments for those tax years. Tax year 2004 is the earliest open year and the statute of limitations applicable to Xcel Energy’s 2004 federal income tax return remains open until Dec. 31, 2009. In the third quarter of 2008, the IRS commenced an examination of tax years 2006 and 2007.  As of March 31, 2009, the IRS had not proposed any material adjustments to tax years 2006 and 2007.

In the first quarter of 2008, the state of Minnesota concluded an income tax audit through tax year 2001 and the state of Texas concluded an income tax audit through tax year 2005.  No material adjustments were proposed for these state audits. As of March 31, 2009, Xcel Energy’s earliest open tax years in which an audit can be initiated by state taxing authorities in its major operating jurisdictions are as follows: Colorado-2004, Minnesota-2004, Texas-2004 and Wisconsin-2004.  There currently are no state income tax audits in progress.

The amount of unrecognized tax benefits reported in continuing operations was $37.7 million on March 31, 2009 and $35.5 million on Dec. 31, 2008.  The amount of unrecognized tax benefits reported in discontinued operations was $6.6 million on both March 31, 2009 and Dec. 31, 2008.  These unrecognized tax benefit amounts were reduced by the tax benefits associated with NOL and tax credit carryovers reported in continuing operations of $8.1 million on March 31, 2009 and $13.1 million on Dec. 31, 2008 and NOL and tax credit carryovers reported in discontinued operations of  $25.7 million on March 31, 2009 and $26.5 million on Dec. 31, 2008.

The unrecognized tax benefit balance reported in continuing operations included $9.8 million and $9.2 million of tax positions on March 31, 2009 and Dec. 31, 2008, respectively, which if recognized would affect the annual effective tax rate.  In addition, the unrecognized tax benefit balance reported in continuing operations included $27.9 million and $26.3 million of tax positions on March 31, 2009 and Dec. 31, 2008, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  A change in the period of deductibility would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The increase in the unrecognized tax benefit balance reported in continuing operations of $2.2 million from Dec. 31, 2008 to March 31, 2009, was due to the addition of similar uncertain tax positions related to ongoing activity.  Xcel Energy’s amount of unrecognized tax benefits for continuing operations could significantly change in the next 12 months as the IRS audit progresses and when state audits resume.  At this time, due to the uncertain nature of the audit process, it is not reasonably possible to estimate an overall range of possible change.

The liability for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryovers.  The amount of interest expense related to unrecognized tax benefits reported within interest charges in continuing operations in the first quarter of 2009 was $0.3 million.  The amount reported within interest charges related to unrecognized tax benefits in continuing operations in the first quarter of 2008 reduced interest expense by $1.2 million.  The liability for interest related to unrecognized tax benefits reported in continuing operations was $2.2 million on March 31, 2009 and $1.9 million on Dec. 31, 2008.  The amount reported within interest charges related to unrecognized tax benefits in discontinued operations in both the first quarter of 2009 and the first quarter of 2008 reduced interest expense by $0.2 million.  The receivable for interest related to unrecognized tax benefits reported in discontinued operations was $1.7 million on March 31, 2009 and $1.5 million on Dec. 31, 2008.

No amounts were accrued for penalties as of March 31, 2009 and Dec. 31, 2008.

6.              Rate Matters

Except to the extent noted below, the circumstances set forth in Note 16 to the consolidated financial statements included in Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2008 appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.  The following section includes unresolved proceedings that are material to Xcel Energy’s financial position.

NSP-Minnesota

Pending and Recently Concluded Regulatory Proceedings — Minnesota Public Utilities Commission (MPUC)

Base Rate

NSP-Minnesota Electric Rate Case — On Nov. 3, 2008, NSP-Minnesota filed a request with the MPUC to increase Minnesota electric rates by $156 million annually, or 6.05 percent.  The request is based on a 2009 forecast test-year, an electric rate base of $4.1 billion, a requested return on equity (ROE) of 11.0 percent and an equity ratio of 52.5 percent.

In December 2008, the MPUC approved an interim rate increase of $132 million, or 5.12 percent, effective Jan. 2, 2009.  The primary difference between interim rate levels approved and NSP-Minnesota’s request of $156 million is due to a previously authorized ROE of 10.54 percent and NSP-Minnesota’s requested ROE of 11.0 percent.

On April 7, 2009, intervenors submitted direct testimony.  The Office of Energy Security (OES) recommended a revenue increase of $72 million, based on a ROE of 10.88 percent and an equity ratio of 52.5 percent.  In addition, the OES recommendation reflected the following adjustments:

•                  Recognition of a 10 year life extension of the Prairie Island nuclear generating facility, resulting in a decrease of approximately $40 million in depreciation and decommissioning expenses and rejection of NSP-Minnesota’s proposed nuclear rate stability plan.  These adjustments reduce NSP-Minnesota’s overall revenue deficiency while at the same time reducing expense accruals by $40 million.

•                  An adjustment for increased sales, which reduced the request by $12.3 million, a $7 million reduction in short-term capacity expenses, a decrease in overall salaries of $4.8 million, and chemical commodity cost decreases of $1.6 million.

The Office of the Attorney General (OAG) recommended recognition of depreciation and decommissioning cost decreases resulting from the Prairie Island life extension in the current proceeding and rejection of the proposed nuclear rate stability plan.  However, the OAG did not recommend a specific reduction in revenue requirements.  The OAG also proposed a fuel clause adjustment (FCA) incentive through a 3 percent cap on base fuel costs and requested that any approved increase in rates be applied equally to all classes of customers.

Other parties to the proceeding (Large Customer Group, Minnesota Chamber of Commerce, Suburban Rate Authority, the Customer Group) addressed several non-revenue requirements issues, including FCA reporting and accountability, class cost of service and rate design, and potential changes to NSP-Minnesota’s quality of service metrics.

A final decision from the MPUC is expected in the third quarter of 2009.  The following procedural schedule has been established:

•                  NSP-Minnesota rebuttal testimony on May 5, 2009;

•                  State agency and intervenor surrebuttal testimony on May 26, 2009; and

•                  Evidentiary hearings are scheduled for June 2-9, 2009.

Electric, Purchased Gas and Resource Adjustment Clauses

Transmission Cost Recovery (TCR) Rider — In November 2006, the MPUC approved a TCR rider pursuant to legislation, which allows annual adjustments to retail electric rates to provide recovery of incremental transmission investments between rate cases.  In December 2007, NSP-Minnesota filed adjustments to the TCR rate factors and implemented a rider to recover $18.5 million beginning Jan. 1, 2008.  In March 2008, the MPUC approved the 2008 rider but required certain procedural changes for future TCR filings if costs are disputed.  On Oct. 30, 2008, NSP-Minnesota submitted its proposed TCR rate factors, seeking to recover $14 million in 2009.  A portion of amounts previously collected through the TCR rider prior to 2009 has been included for recovery in the NSP-Minnesota electric rate case described above.  MPUC approval is pending.

Renewable Energy Standard (RES) Rider — In March 2008, the MPUC approved an RES rider to recover the costs for utility-owned projects implemented in compliance with the RES, and the RES rider was implemented on April 1, 2008.  Under the rider, NSP-Minnesota could recover up to approximately $14.5 million in 2008 attributable to the Grand Meadow wind farm, a 100 megawatt (MW) wind project, subject to true-up.  In 2008, NSP-Minnesota submitted the RES rider for recovery of approximately $22 million in 2009 attributable to the Grand Meadow wind farm.  On Feb. 12, 2009, the MPUC approved the rider request but required that the issue of whether these costs should be moved to base rates in the currently pending electric rate case or left in the rider, as NSP-Minnesota has proposed, to be addressed through supplemental testimony in the rate case.

Metropolitan Emissions Reduction Project (MERP) Rider — On Oct. 1, 2008, NSP-Minnesota filed a proposed MERP rider for 2009 designed to recover costs related to MERP environmental improvement projects.  Under this rider, NSP-Minnesota proposes to recover $114 million in 2009, an increase of approximately $23 million over 2008.  New rates went into effect automatically on Jan. 1, 2009, as stipulated.  MPUC approval is still pending.

Annual Automatic Adjustment Report for 2008 — In September 2008, NSP-Minnesota filed its annual automatic adjustment reports for July 1, 2007 through June 30, 2008.  During that time period, $848.5 million in fuel and purchased energy costs, including $258.8 million of Midwest Independent Transmission System Operator, Inc. (MISO) charges, were recovered from Minnesota electric customers through the FCA.  In addition, approximately $680 million of purchased natural gas and transportation costs were recovered through the purchased gas adjustment.  The 2008 annual automatic adjustment reports are pending initial comments, scheduled for June 2009, and MPUC action.

MISO Ancillary Service Market (ASM) Cost Recovery — On May 9, 2008, NSP-Minnesota and several other Minnesota electric utilities filed jointly for MPUC regulatory approval to recover ASM costs through the Minnesota FCA cost recovery mechanism.  On March 17, 2009, the MPUC issued an order approving interim FCA recovery of these charges, subject to refund, and required NSP-Minnesota to make quarterly filings addressing the costs and benefits resulting from ASM participation, and a one time compliance filing in February 2010 that demonstrates that there were benefits to ratepayers of the ASM market after one year of operation.  No party requested reconsideration of the MPUC order; therefore, the order is considered final.

Gas Meter Module Failures — Approximately 8,700 customers in the St. Cloud and East Grand Forks areas of Minnesota and about 4,000 customers in the Fargo, N.D. area were under billed for a period of time during the 2007-2008 heating season due to the failure of the automated meter reading (AMR) module installed on their natural gas meters.  While the modules failed to register usage, the meters continued to function.  In the May to July 2008 timeframe, NSP-Minnesota rebilled approximately 5,000 of these customers for their estimated consumption during the period the modules registered no consumption and then ceased rebilling as both the MPUC and North Dakota Public Service Commission (NDPSC) opened investigations into this matter.

North Dakota Module Failures

On July 2, 2008, NSP-Minnesota received a letter from the NDPSC requesting further information on the AMR module failure.  On Dec. 3, 2008, NSP-Minnesota made a filing with the NDPSC regarding its commitments and proposed remedies for rebilling affected customers.  The filing outlined the proposed rebilling plan in detail, which committed to a 10-day, go-forward field response to customer inquiries regarding meter accuracy, offered an adjustment to the natural gas true-up to remove the commodity cost for the under recovered gas due to the rebilling process and indicated willingness to work with NDPSC staff on a service quality credit for customers experiencing a module failure.

On Feb. 27, 2009, NSP-Minnesota filed a request with the NDPSC to rebill the remaining North Dakota customers experiencing a module failure, reiterated the commitments made in previous filings and proposed a $50 service quality credit for each North Dakota customer experiencing a module failure.  The proposed resolution package is expected to cost approximately $0.7 million.  The NDPSC approved NSP-Minnesota’s proposed resolution on April 13, 2009.

Minnesota Module Failures

On Aug. 1, 2008, the MPUC opened a docket and issued a notice directing NSP-Minnesota to file information about the AMR module failure.  NSP-Minnesota responded to the MPUC on Aug. 21, 2008, proposing to rebill affected Minnesota customers for the unrecorded natural gas usage during the months that no consumption or intermittent usage was recorded.  NSP-Minnesota proposed to employ the process provided by NSP-Minnesota’s natural gas tariff and the MPUC’s rules to estimate usage, which would be consistent with the process used whenever any other type of meter or module failure affecting the measurement of customer consumption occurs.  The OAG and the OES subsequently submitted comments indicating support for the rebilling plan with certain conditions.  The OAG raised concerns about the timing of the remediation efforts and questions whether customers should be responsible for the entire cost of the unbilled natural gas.

On Nov. 6, 2008, the MPUC reviewed the matter and directed NSP-Minnesota to provide additional information prior to making a final decision on the rebilling plan.

On Dec. 19, 2008, NSP-Minnesota met with MPUC staff, the OES and OAG and in January 2009 filed its response to the questions with the MPUC.  NSP-Minnesota indicated a willingness to work with parties to develop a remedy for the current situation and to develop prospective service quality standards to address this and other concerns around billing accuracy.  NSP-Minnesota has determined that a number of AMR modules designed for commercial customers are defective and as a result is broadening efforts to evaluate the performance of both gas and electric AMR modules.

On March 6, 2009, NSP-Minnesota filed an order with the MPUC to rebill the remaining Minnesota customers experiencing a module failure, reiterated the commitments made in previous filings and proposed a $50 service quality credit for each customer experiencing a module failure.  The proposed resolution package is expected to cost approximately $0.9 million.  Comments were filed on the proposed resolution on April 3, 2009, and reply comments were submitted on April 17, 2009.  MPUC action is pending.

Annual Review of Remaining Lives — On Feb. 17, 2009, NSP-Minnesota filed an order with the MPUC requesting an increase in proposed service lives, salvage rates and resulting depreciation rates for its electric and gas production facilities and a depreciation study for other gas and electric assets, effective Jan 1, 2009.  The OES recommended provisional approval to ensure that the decisions in this depreciation docket do not have unintended consequences in the pending NSP-Minnesota electric rate case.  The OES recommended a 10-year lengthening of decommissioning life rather than the three-year level proposed by NSP-Minnesota, reducing the accrual for decommissioning by approximately $9 million.  MPUC action is pending.

Pending and Recently Concluded Regulatory Proceedings — NDPSC and South Dakota Public Utilities Commission (SDPUC)

NSP-Minnesota South Dakota TCR and Environmental Cost Recovery (ECR) Rate Riders — In December 2008, the SDPUC approved two rate riders for recovery of transmission investments and environmental costs effective Feb. 1, 2009. The TCR rider rate is set to recover approximately $1.9 million during 2009.  The ECR Rider rate is set to recover approximately $2.5 million during 2009.

Both rate riders were allowed a ROE of 9.5 percent according to the terms of their respective settlement agreements.  However, if NSP-Minnesota makes a general rate filing utilizing a 2008 test-year, the SDPUC may order that an appropriate ROE value be utilized under the rider mechanism, subject to true-up for the period from July 1, 2008 to the effective date of the order.

Pending and Recently Concluded Regulatory Proceedings — Federal Energy Regulatory Commission (FERC)

Revenue Sufficiency Guarantee (RSG) Charges — In April 2006, the FERC issued an order determining that MISO had incorrectly applied its Transmission Energy Markets Tariff (TEMT) regarding the application of the RSG charge to certain transactions.  The FERC ordered MISO to resettle all affected transactions retroactive to April 2005.  The RSG charges are collected from MISO customers and paid to generators.  In October 2006, the FERC issued an order granting rehearing in part and reversed the prior ruling requiring MISO to issue retroactive refunds, and ordered MISO to submit a compliance filing to implement prospective changes.

In March 2007, the FERC issued orders separately denying rehearing of the FERC order.  Several parties filed appeals to the U.S. Court of Appeals for the District of Columbia seeking judicial review of the FERC’s determinations of the allocation of RSG costs among MISO market participants.  Xcel Energy intervened in each of these proceedings.  In August 2007, Ameren Services Company and the Northern Indiana Public Service Company filed a joint complaint against MISO at the FERC, challenging the MISO’s FERC-approved methodology for the recovery of RSG costs.  In November 2007, the FERC issued an order instituting a proceeding to review evidence and to establish a RSG cost allocation methodology for market participants under the MISO TEMT.  In March 2008, the MISO filed indicative tariff revisions that reflect an alternative mechanism for allocating RSG charges and costs.  In August 2008, the FERC rejected this filing and issued an order commencing a hearing.

In November 2008, the FERC issued two orders related to RSG.  One order requires the RSG charge allocation to include virtual supply transactions and requires resettlement of RSG charges retroactive to August 2007.  The second order reversed a prior FERC decision and changed the RSG calculation methodology for the May 2006 to August 2007 retroactive period.  Several parties filed requests for rehearing of the November 2008 FERC orders, arguing that the change in RSG allocation should be prospective.  The recent RSG orders have caused several MISO market participant entities to default, which will affect the net financial impact of the orders of the electric production and transmission system of NSP-Minnesota, which is managed as an integrated system with that of NSP-Wisconsin, jointly referred to as the NSP System.  On Feb. 23, 2009, MISO filed proposed compliance changes to the TEMT to redesign the RSG charges to better align cost recovery with cost causation.  The RSG-related dockets are pending FERC action.

NSP-Wisconsin

Pending and Recently Concluded Regulatory Proceedings — Public Service Commission of Wisconsin (PSCW)

Other

2009 Electric Fuel Cost Recovery — NSP-Wisconsin’s fuel and purchased power costs for February 2009 were approximately $1.4 million, or 10.8 percent lower than authorized in the 2009 electric rate case limited reopener, which are outside the monthly and cumulative variance ranges for monitored fuel costs established by the PSCW.  On April 16, 2009, the PSCW opened a proceeding to determine if a rate reduction, or fuel credit factor, should be ordered.  The PSCW set NSP-Wisconsin’s electric rates subject to refund with interest at 10.75 percent, pending a full review of 2009 fuel costs.

PSCo

Pending and Recently Concluded Regulatory Proceedings — Colorado Public Utilities Commission (CPUC)

Base Rate

PSCo Electric Rate Case — In November 2008, PSCo filed a request with the CPUC to increase Colorado electric rates by $174.7 million annually, or approximately 7.4 percent.  The rate filing is based on a 2009 forecast test-year, an electric rate base of $4.2 billion, a requested ROE of 11.0 percent and an equity ratio of 58.08 percent.  PSCo’s request included a return of approximately $40 million for construction work in progress (CWIP) associated with incremental expenditures on the Comanche 3 unit since Jan. 1, 2007 pursuant to the 2004 Colorado least cost plan settlement agreement (a return on expenditures prior to Jan. 1, 2007 for Comanche 3 is included in existing rates).  Under the settlement agreement, PSCo does not record allowance for funds used during construction (AFDC) income for the months this return is actually received from customers.

In February 2009, parties filed answer testimony in the case.  The CPUC staff recommended an increase of $110 million based on a 10.37 percent ROE to be phased in with $70 million beginning in July and another $40 million in approximately January 2010.  The Office of Consumer Counsel (OCC) recommended a $3.8 million increase based on a historic test-year and a 9.75 percent ROE.  In March 2009, PSCo filed rebuttal testimony and revised its rate increase request to $159.3 million to reflect updated data.  On April 10, 2009, intervenors filed surrebuttal testimony.  The CPUC staff increased their revenue deficiency to $132.9 million based on an authorized ROE to 10.71 percent and an equity ratio of 58 percent.  The CPUC staff also recommended a phase-in of rates with $70 million effective July 2009 and the remainder to be effective in January 2010.  The OCC recommended an $11 million rate increase based on a historic year and an authorized ROE of 10 percent.

On April 22, 2009, a settlement agreement with CPUC staff, the OCC, Colorado Energy Consumers (an association of some of Public Service’s larger commercial customers), CF&I Steel, LP d/b/a Rocky Mountain Steel Mills, Wal-Mart Stores, Inc., Sam’s West, Inc., and Energy Outreach Colorado, was filed with the CPUC.  The settlement provides for an overall $112.2 million increase in base rates, but does not provide for the specific resolution of many of the disputed issues such as ROE and capital structure.  However, the settlement provides that incremental CWIP not included in existing rates for the Comanche Unit 3 be removed from rate base and that PSCo would be allowed to continue to record AFDC income on this balance until the Comanche Unit 3 is placed into service.

Hearings on the settlement began on April 24, 2009 and a final decision is expected in the summer of 2009.  The settlement provides that parties support new rates to be effective on July 1, 2009.

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

SPS

Pending and Recently Concluded Regulatory Proceedings — Public Utility Commission of Texas (PUCT)

Base Rate

Texas Retail Base Rate Case — On June 12, 2008, SPS filed a rate case with the PUCT seeking an annual rate increase of approximately $61.3 million, or approximately 5.9 percent.  Base revenues are proposed to increase by $94.4 million, while fuel and purchased power revenue would decline by $33.1 million, primarily due to fuel savings from the Lea Power Partners (LPP) purchase power agreement.

The rate filing is based on a 2007 test-year adjusted for known and measurable changes, a requested ROE of 11.25 percent, an electric rate base of $989.4 million and an equity ratio of 51.0 percent.  Interim rates of $18 million for costs associated with the LPP power purchase agreement went into effect in September 2008.

In January 2009, SPS reached an agreement with intervenors, which provided for a base rate increase of $57.4 million.  Key terms of the settlement include the following:

•                  An adjustment, which reduced depreciation expense by $5.6 million from currently authorized rates;

•                  Allows SPS to implement the transmission cost recovery factor in 2009;

•                  Precludes SPS from filing to seek any other change in base rates until Feb. 15, 2010; and

•                  Resolves all fuel reconciliation issues for 2006-07 with one adjustment for $0.6 million related to the sharing of certain wholesale sales revenues.

The overall settlement is now pending final PUCT approval and the settlement rates are in effect subject to this final approval.

John Deere Wind Complaint — In June 2007, several John Deere Wind Energy subsidiaries (JD Wind) filed a complaint against SPS disputing SPS’ payments to JD Wind for energy produced from the JD Wind projects.  SPS responded that the payments to JD Wind for energy produced from its qualifying facility (QF) are appropriate and in accordance with SPS’ filed tariffs with the PUCT.  On March 25, 2009, the ALJ issued a proposal for decision, which recommends that SPS payment methodology to JD Wind is proper and that JD Wind’s complaint be denied.  The PUCT approved the proposal for decision during the April 23, 2009 open meeting.

Pending and Recently Concluded Regulatory Proceedings — New Mexico Public Regulation Commission (NMPRC)

Base Rate

2008 New Mexico Retail Electric Rate Case — On Dec. 18, 2008, SPS filed with the NMPRC a request to increase electric rates in New Mexico by approximately $24.6 million, or 6.2 percent.  The request is based on a historic test-year (split year based on the year-ending June 30, 2008), an electric rate base of $321 million, and an equity ratio of 50 percent and a requested ROE of 12 percent.  SPS also requested interim rates of  $7.6 million per year to recover capacity costs of the Lea Power facility, which became operational in September 2008.

On March 26, 2009, the NMPRC approved a partial stipulated settlement between the parties that allows SPS to recover  approximately $5.7 million of interim rates, effective May 1, 2009, through an LPP cost rider until the final rates from the remainder of the case are effective.

In April 2009, the parties reached an agreement in principle on key issues such as the amount of the rate increase and the earliest date that SPS can file its next base rate case, subject to a force majeure provision.  The parties are working out the details to resolve other issues before a settlement agreement can be concluded, filed with the NMPRC and disclosed publicly.  SPS expects to file the settlement documents with the NMPRC by the end of May 2009.

Pending and Recently Concluded Regulatory Proceedings —FERC

Wholesale Rate Complaints — In November 2004, Golden Spread Electric, Lyntegar Electric, Farmer’s Electric, Lea County Electric, Central Valley Electric and Roosevelt County Electric, all wholesale cooperative customers of SPS, filed a rate complaint with the FERC alleging that SPS’ rates for wholesale service were excessive and that SPS had incorrectly calculated monthly fuel cost adjustment charges to such customers (the Complaint).  Among other things, the complainants asserted that SPS had inappropriately allocated average fuel and purchased power costs to other wholesale customers, effectively raising the fuel cost charges to the complainants.  Cap Rock Energy Corporation (Cap Rock), another full-requirements customer of SPS, Public Service Company of New Mexico (PNM) and Occidental Permian Ltd. and Occidental Power Marketing, L.P. (Occidental), SPS’ largest retail customer, intervened in the proceeding.

In May 2006, a FERC ALJ issued an initial decision in the proceeding.  The ALJ found that SPS should recalculate its fuel and purchased economic energy cost adjustment clause (FCAC) billings for the period beginning Jan. 1, 1999, to reduce the fuel and purchased power costs recovered from the complaining customers by deducting from such costs the incremental fuel costs attributed to SPS’ sales of system firm capacity and associated energy to other wholesale customers served under market-based rates during this period based on the view that such sales should be treated as opportunity sales made out of temporarily excess capacity. In addition, the ALJ made recommendations on a number of base rate issues including a 9.64 percent ROE and the use of a 3-month coincident peak (CP) demand allocator.

Golden Spread Complaint Settlement  — In December 2007, SPS reached a settlement with Golden Spread (which now includes Lyntegar Electric) and Occidental regarding base rate and fuel issues raised in the complaint described above as well as a subsequent rate proceeding.  In December 2007, this comprehensive offer of settlement (the Settlement) was filed with the FERC.  On April 21, 2008, the FERC approved the Settlement with a minor modification to the formula rate proposed by the FERC and accepted by the parties.  The Settlement provides for:

•                  A $1.25 million payment by SPS to Golden Spread to resolve a dispute concerning the quantities Golden Spread was entitled to take under its existing partial requirements agreement for the years 2006 and 2007. The Settlement caps those quantities for the period 2008 through 2011. SPS is not required to make any fuel refunds to Golden Spread that were the subject of the Complaint under the terms of the Settlement.

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

•                  For July 1, 2008 and beyond, Golden Spread will be under a formula rate for power supply service.  The rate will be based on actual data from the most recent historic year adjusted for known and measurable changes and trued up to the actual performance in the subsequent calendar year.

Order on Wholesale Rate Complaints — In April 2008, the FERC issued its Order on the Complaint applied to the remaining non-settling parties.  The Order addresses base rate issues for the period from Jan. 1, 2005 through June 30, 2006, for SPS’ full requirements customers who pay traditional cost-based rates and requires certain refunds.

•                  Base Rates:  The FERC determined: (1) the ROE should be 9.33 percent; (2) rates should be based on a 12 CP allocator; and (3) the treatment of market based rate contracts in the test-year should be to credit revenues to the cost of service rather than allocating costs to the agreements.  The revenue requirement established by the FERC results in proposed revenues that are estimated to be approximately $25 million, or approximately $6.9 million below the level charged to these customers during this 18-month period.  Rates for full requirements customers, the New Mexico Cooperatives and Cap Rock, as well as an interruptible contract with PNM for the period beginning July 1, 2006, are the subject of settlements that have either been approved or are pending before the FERC.

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

Several parties, including SPS, filed requests for rehearing on the order.  These requests are pending before the FERC.  In July 2008, SPS submitted its compliance report to the FERC.  In the report, SPS has calculated the base rate refund for the 18-month period to be equal to $6.1 million and the fuel refund to be equal to $4.4 million.  Several wholesale customers have protested the calculations.  Once the final refund amounts are approved by the FERC, interest will be added to the refund due to the full requirements customers.  As of March 31, 2009, SPS has accrued an amount sufficient to cover the estimated refund obligation.

SPS 2008 Wholesale Rate Case — In March 2008, SPS filed a wholesale rate case seeking an annual revenue increase of $14.9 million or an overall 5.14 percent increase, based on 12.20 percent requested ROE.  Four New Mexico Cooperatives filed a motion for dismissal and protest in April 2008.

On May 30, 2008, the FERC conditionally accepted and suspended the rates and established hearing and settlement procedures.  The FERC granted a one-day suspension of rates instead of 180 days.  Lea Power achieved commercial operations in September 2008 and the proposed base rates of $9.9 million, based on a 10.25 percent ROE and a 12 CP demand allocator, became effective, subject to refund.

The parties reached a settlement in principle, and an uncontested settlement was filed with the FERC on April 23, 2009.  As a result of the settlement, SPS will receive an annual revenue increase of approximately $9.6 million or an overall percentage increase of 3.3 percent.  SPS expects the FERC to approve the uncontested settlement.

7.    Commitments and Contingent Liabilities

Except to the extent noted below, the circumstances set forth in Notes 16, 17 and 18 to the consolidated financial statements included in Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2008, and Note 6 to the consolidated financial statements in this Quarterly Report on Form 10-Q appropriately represent, in all material respects, the current status of commitments and contingent liabilities, including those regarding public liability for claims resulting from any nuclear incident, and are incorporated herein by reference.  The following include contingencies and unresolved contingencies that are material to Xcel Energy’s financial position.

Guarantees

Xcel Energy provides guarantees and bond indemnities supporting certain subsidiaries.  The guarantees issued by Xcel Energy guarantee payment or performance by its subsidiaries under specified agreements or transactions.  As a result, Xcel Energy’s exposure under the guarantees is based upon the net liability of the relevant subsidiary under the specified agreements or transactions.  Most of the guarantees issued by Xcel Energy limit the exposure of Xcel Energy to a maximum amount stated in the guarantees.  As of March 31, 2009 and Dec. 31, 2008, Xcel Energy had issued guarantees of up to $66.5 million with $18.1 million and $17.9 million, respectively, of known exposure under these guarantees.  In addition, Xcel Energy provides indemnity protection for bonds issued for itself and its subsidiaries.  The total amount of bonds with this indemnity outstanding as of March 31, 2009 and Dec. 31, 2008, was approximately $28.1 million and $27.9 million, respectively.  The total exposure of this indemnification cannot be determined at this time.  Xcel Energy believes the exposure to be significantly less than the total amount of bonds outstanding.

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

Site Remediation — Xcel Energy must pay all or a portion of the cost to remediate sites where past activities of its subsidiaries or other parties have caused environmental contamination.  Environmental contingencies could arise from various situations, including sites of former manufactured gas plants (MGPs) operated by Xcel Energy subsidiaries, predecessors, or other entities; and third-party sites, such as landfills, to which Xcel Energy is alleged to be a PRP that sent hazardous materials and wastes.  At March 31, 2009, the liability for the cost of remediating these sites was estimated to be $71.3 million, of which $3.3 million was considered to be a current liability.

Manufactured Gas Plant Sites

Ashland Manufactured Gas Plant Site — NSP-Wisconsin has been named a PRP for creosote and coal tar contamination at a site in Ashland, Wis. The Ashland/Northern States Power Lakefront Superfund Site (Ashland site) includes property owned by NSP-Wisconsin, which was previously an MGP facility and two other properties: an adjacent city lakeshore park area, on which an unaffiliated third party previously operated a sawmill, and an area of Lake Superior’s Chequamegon Bay adjoining the park.

In September 2002, the Ashland site was placed on the National Priorities List. A final determination of the scope and cost of the remediation of the Ashland site is not currently expected until 2009 or 2010. In October 2004, the state of Wisconsin filed a lawsuit in Wisconsin state court for reimbursement of past oversight costs incurred at the Ashland site between 1994 and March 2003 in the approximate amount of $1.4 million. The state also alleges a claim for forfeitures and interest. This litigation was resolved in the first quarter of 2009, and all costs paid to the state are expected to be recoverable in rates.

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

In 2008, NSP-Wisconsin spent $0.8 million in the development of the work plan, the operation of the existing interim response action and other matters related to the site. On Dec. 4, 2008, the EPA approved the final feasibility study submitted by NSP-Wisconsin. The final feasibility study sets forth a range of remedial options under consideration by the EPA for the site but does not select a remedy. The EPA Remedy Review Board met in November 2008 to consider the remedial approach proposed by the Remedial Project Manager (RPM) for EPA Region 5. The remedy the EPA will suggest for the site, following input from the EPA Remedy Review Board, will be set forth in its proposed plan which is currently expected in 2009. The proposed plan will undergo public comment before the EPA makes its final remedy selection in its record of decision, which is currently expected to be issued in late 2009. The estimated remediation costs for the site range between $49.7 million and $137.5 million, including costs set forth in the feasibility study, as well as estimates for outside legal and consultant costs and work plan costs.

In addition to potential liability for remediation, NSP-Wisconsin may also have liability for natural resource damages (NRD) at the Ashland site. NSP-Wisconsin has indicated to the relevant natural resource trustees its interest in engaging in discussions concerning the assessment of natural resources injuries and in proposing various restoration projects in an effort to fully and finally resolve all NRD claims. NSP-Wisconsin has recorded an estimate of its potential liability based upon its best estimate of potential exposure.

Until the EPA and the Wisconsin Department of Natural Resources (WDNR) select a remediation strategy for the entire site and determine NSP-Wisconsin’s level of responsibility, NSP-Wisconsin’s liability for the actual cost of remediating the Ashland site and the time frame over which the amounts may be paid out are not determinable. NSP-Wisconsin continues to work with the WDNR to access state and federal funds to apply to the ultimate remediation cost of the entire site. NSP-Wisconsin has recorded a liability of $65.9 million based on management’s best estimate of remediation costs. NSP-Wisconsin has deferred, as a regulatory asset, the costs accrued for the Ashland site based on an expectation that the PSCW will continue to allow NSP-Wisconsin to recover payments for MGP-related environmental remediation from its customers. The PSCW has consistently authorized recovery in NSP-Wisconsin rates of all remediation costs incurred at the Ashland site and has authorized recovery of similar remediation costs for other Wisconsin utilities. External MGP remediation costs are subject to deferral in the Wisconsin retail jurisdiction and are reviewed for prudence as part of the Wisconsin biennial retail rate case process.

In addition, in 2003, the Wisconsin Supreme Court rendered a ruling that reopens the possibility that NSP-Wisconsin may be able to recover a portion of the remediation costs from its insurance carriers. Any insurance proceeds received by NSP-Wisconsin will be credited to ratepayers.

Third Party and Other Environmental Site Remediation

Asbestos Removal — Some of our facilities contain asbestos. Most asbestos will remain undisturbed until the facilities that contain it are demolished or renovated. Xcel Energy has recorded an estimate for final removal of the asbestos as an asset retirement obligation (ARO).

See additional discussion of AROs in Note 17 to the Xcel Energy Annual Report on Form 10-K for the year ended Dec. 31, 2008. It may be necessary to remove some asbestos to perform maintenance or make improvements to other equipment. The cost of removing asbestos as part of other work is immaterial and is recorded as incurred as operating expenses for maintenance projects, capital expenditures for construction projects or removal costs for demolition projects.

Other Environmental Requirements

EPA’s Proposed Greenhouse Gas (GHG) Endangerment Finding — On April 17, 2009, the EPA issued a proposed finding that GHGs threaten public health and welfare.  This finding was in response to the U.S. Supreme Court’s decision in Massachusetts v. EPA, 549 U.S. 497 (2007), which held that GHGs are pollutants covered by the Clean Air Act and required the EPA to determine whether emissions of GHGs from motor vehicles endanger public health or welfare.  The EPA’s proposed endangerment finding applies to the Clean Air Act’s mobile source program, and does not automatically trigger regulation under other provisions of the Clean Air Act that are applicable to stationary sources, such as power plants.  As such, the proposed endangerment finding, in and of itself, does not impact Xcel Energy or its operating subsidiaries.

Clean Air Interstate Rule (CAIR) — In March 2005, the EPA issued the CAIR to further regulate sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions. The objective of CAIR was to cap emissions of SO2 and NOx in the eastern United States, including Minnesota, Texas and Wisconsin, which are within Xcel Energy’s service territory. In July 2008, the U. S. Court of Appeals for the District of Columbia vacated CAIR and remanded the rule to EPA. On Dec. 23, 2008, the court reinstated CAIR while the EPA develops new regulations in accordance with the court’s July opinion.

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

Under CAIR’s cap-and-trade structure, SPS can comply through capital investments in emission controls or purchase of emission allowances from other utilities making reductions on their systems. The remaining capital investments for NOx controls in the SPS region are estimated at $ 4.5 million. For 2009, the estimated NOx allowance compliance costs are $1.9 million. Annual purchases of SO2 allowances are estimated in the range of $1.7 million to $7.7 million each year, beginning in 2013, for phase I.

The EPA has drafted a proposed rule to stay the effectiveness of CAIR in Minnesota. As such, cost estimates are not included at this time for NSP-Minnesota.  For 2009, the estimated NOx allowance costs for NSP Wisconsin are $1.7 million.

Allowance cost estimates for SPS and NSP-Wisconsin are based on March 2009 allowance costs and fuel quality.  Xcel Energy believes the cost of any required capital investment or allowance purchases will be recoverable from customers in rates.

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

Utilities subject to the Act may also submit plans to address non-mercury pollutants subject to federal and state statutes and regulations, which became effective after Dec. 31, 2004. Cost recovery provisions of the Act also apply to these other environmental initiatives. In September 2006, NSP-Minnesota filed a request with the MPUC for recovery of up to $6.3 million of certain environmental improvement costs that are expected to be recoverable under the Act. In January 2007, the MPUC approved this request to defer these costs as a regulatory asset with a cap of $6.3 million. On Aug. 26, 2008, NSP-Minnesota filed a request with the MPUC to increase the deferral to $19.4 million as NSP-Minnesota anticipated exceeding the authorized deferral amount in September 2008.  On Nov. 21, 2008, NSP-Minnesota filed a request with the MPUC to reduce its deferred accounting request from $19.4 million to $8.7 million to reflect its requested recovery of nearly all emission reduction compliance costs incurred through 2009 in the NSP-Minnesota electric rate case, which was filed on Nov. 3, 2008.

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

States are required to identify the facilities that will have to reduce SO2, NOx and particulate matter emissions under BART and then set BART emissions limits for those facilities. In May 2006, the Colorado AQCC promulgated BART regulations requiring certain major stationary sources to evaluate and install, operate and maintain BART to make reasonable progress toward meeting the national visibility goal. PSCo estimates that the remaining cost for implementation of BART emission control projects is approximately $141 million in capital costs, which are included in the capital budget.  PSCo expects the cost of any required capital investment will be recoverable from customers. Emissions controls are expected to be installed between 2011 and 2014. Colorado’s state implementation plan has been submitted to the EPA for approval. In January 2009, the Colorado Air Pollution Control Division initiated a joint stakeholder process to evaluate what types of additional NOx controls may be necessary to meet reasonable progress goals for Colorado’s Class I areas, the new ozone standard, and Rocky Mountain National Park nitrogen deposition reduction goals. The stakeholder process is expected to continue throughout 2009.

NSP-Minnesota submitted its BART alternatives analysis for Sherco Units 1 and 2 in October 2006. The MPCA reviewed the BART analyses for all units in Minnesota and determined that overall, compliance with CAIR is better than BART. On Nov. 13, 2008, NSP-Minnesota submitted a revised BART alternatives analysis letter to the MPCA to account for increased construction and equipment costs. The underlying conclusions and proposed emission control equipment, however, remain unchanged from the original 2006 BART analysis. The MPCA completed their BART determination and established SO2 and NOx limits that are equivalent to the reductions made under CAIR.

Federal Clean Water Act — The federal Clean Water Act requires the EPA to regulate cooling water intake structures to assure that these structures reflect the best technology available (BTA) for minimizing adverse environmental impacts. In July 2004, the EPA published phase II of the rule, which applies to existing cooling water intakes at steam-electric power plants. Several lawsuits were filed against the EPA in the United States Court of Appeals for the Second Circuit (Court of Appeals) challenging the phase II rulemaking. In January 2007, the Court issued its decision and remanded the rule to the EPA for reconsideration. In June 2007, the EPA suspended the deadlines and referred any implementation to each state’s best professional judgment until the EPA is able to fully respond to the Court of Appeals-ordered remand.  In April 2008, the U.S. Supreme Court granted limited review of the Second Circuit’s opinion to determine whether the EPA has the authority to consider costs and benefits in assessing BTA.  On April 1, 2009, the U.S. Supreme Court issued a decision in Entergy Corp. v. Riverkeeper, Inc., concluding that the EPA can, but is not required to, consider a cost benefit analysis when establishing BTA.  The decision overturned only one aspect of the Court of Appeal’s earlier opinion, and merely gives the EPA the discretion to consider costs and benefits when it reconsiders its phase II rules.  Until the EPA fully responds to the Court of Appeal’s decision, the rule’s compliance requirements and associated deadlines will remain unknown.  As such, it is not possible to provide an accurate estimate of the overall cost of this rulemaking at this time.

The MPCA exercised its authority under best professional judgment to require the Black Dog Generating Station in its recently renewed wastewater discharge permit to create a plan by April 2010 to reduce the plant intake’s impact on aquatic wildlife. NSP-Minnesota is discussing alternatives with the local community and regulatory agencies to address this concern.

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

In April 2005, Judge Pro granted defendants’ motion to dismiss in Texas-Ohio Energy based upon the filed rate doctrine. Based upon this same legal doctrine, Judge Pro subsequently granted defendants’ motion to dismiss in Fairhaven Power Company, Ableman Art Glass and Utility Savings and Refund Services. Plaintiffs subsequently appealed these dismissals to the U.S. Court of Appeals for the Ninth Circuit. In September 2007, the Court of Appeals reversed the dismissal and remanded the lawsuits to Judge Pro for consideration of whether any of plaintiffs’ claims are based upon retail rates not directly barred by the filed rate doctrine. e prime and some other defendants were dismissed from the Breckenridge Brewery lawsuit in February 2008, but Xcel Energy remains a defendant in that lawsuit and e prime Energy Marketing was added as a defendant in February 2008.

All of the gas trading lawsuits are in the early procedural stages of litigation. No trial dates have been set for any of these lawsuits; however, defendants’ summary judgment motions are pending in the Learjet and J.P. Morgan matters. In January 2009, the parties reached a settlement agreement in principle in the Abelman Art Glass, Ever Bloom, Fairhaven Power Company, Texas-Ohio Energy, and Utility Savings and Refund Services cases. The terms of the settlement in principle will not have a material financial effect upon Xcel Energy. Per court order, discovery in most of the remaining cases must be completed by Sept. 5, 2009. Trial for all cases venued in Nevada will likely be set for late 2009 or early 2010.

In November 2007, the Missouri Public Service Commission case was remanded to Missouri state court. On Jan. 13, 2009, the Missouri state court granted defendants’ motion to dismiss plaintiff’s complaint for lack of standing.  Plaintiffs have filed an appeal.

In late March 2009, Newpage Wisconsin System Inc. commenced a lawsuit in state court in Wood County, Wis.  The allegations are substantially similar to Arandell and name several defendants, including Xcel Energy, e prime and NSP-Wisconsin.  As with Arandell, Xcel Energy, e prime and NSP-Wisconsin believe the allegations asserted against them are without merit and they intend to vigorously defend against the asserted claims.

Environmental Litigation

Carbon Dioxide (CO2) Emissions Lawsuit — In July 2004, the attorneys general of eight states and New York City, as well as several environmental groups, filed lawsuits in U.S. District Court in the Southern District of New York against five utilities, including Xcel Energy, to force reductions in CO2 emissions.  The other utilities include American Electric Power Co., Southern Co., Cinergy Corp. and Tennessee Valley Authority. The lawsuits allege that CO2 emitted by each company is a public nuisance as defined under state and federal common law because it has contributed to global warming. The lawsuits do not demand monetary damages. Instead, the lawsuits ask the court to order each utility to cap and reduce its CO2 emissions. In October 2004, Xcel Energy and the other defendants filed a motion to dismiss the lawsuit. On Sept. 19, 2005, the court granted the motion to dismiss on constitutional grounds. Plaintiffs filed an appeal to the U.S. Court of Appeals for the Second Circuit. In June 2007, the Court of Appeals issued an order requesting the parties to file a letter brief regarding the impact of the United States Supreme Court’s decision in Massachusetts v. EPA, 127 S.Ct. 1438 (April 2, 2007) on the issues raised by the parties on appeal. Among other things, in its decision in Massachusetts v. EPA, the United States Supreme Court held that CO2 emissions are a “pollutant” subject to regulation by the EPA under the CAA. In July 2007, in response to the request of the Court of Appeals, the defendant utilities filed a letter brief stating the position that the United States Supreme Court’s decision supports the arguments raised by the utilities on appeal. The Court of Appeals has taken the matter under advisement and is expected to issue an opinion in due course.

Comer vs. Xcel Energy Inc. et al. — In April 2006, Xcel Energy received notice of a purported class action lawsuit filed in U.S. District Court in the Southern District of Mississippi. The lawsuit names more than 45 oil, chemical and utility companies, including Xcel Energy, as defendants and alleges that defendants’ CO2 emissions “were a proximate and direct cause of the increase in the destructive capacity of Hurricane Katrina.” Plaintiffs allege in support of their claim, several legal theories, including negligence and public and private nuisance and seek damages related to the loss resulting from the hurricane. Xcel Energy believes this lawsuit is without merit and intends to vigorously defend itself against these claims. In August 2007, the court dismissed the lawsuit in its entirety against all defendants on constitutional grounds. In September 2007, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit. Oral arguments were presented to the Court of Appeals on Aug. 6, 2008. Pursuant to the court’s order of Sept. 26, 2008, re-argument was held on Nov. 3, 2008. No explanation was given for the order. The Court of Appeals has taken the matter under advisement.

Native Village of Kivalina vs. Xcel Energy Inc. et al. — In February 2008, the City and Native Village of Kivalina, Alaska, filed a lawsuit in U.S. District Court for the Northern District of California against Xcel Energy and 23 other utilities, oil, gas and coal companies. The suit was brought on behalf of approximately 400 native Alaskans, the Inupiat Eskimo, who claim that defendants’ emission of CO2 and other GHG contribute to global warming, which is harming their village. Plaintiffs claim that as a consequence, the entire village must be relocated at a cost of between $95 million and $400 million. Plaintiffs assert a nuisance claim under federal and state common law, as well as a claim asserting “concert of action” in which defendants are alleged to have engaged in tortious acts in concert with each other. Xcel Energy was not named in the civil conspiracy claim. Xcel Energy believes the claims asserted in this lawsuit are without merit and joined with other utility defendants in filing a motion to dismiss on June 30, 2008. The matter has now been fully briefed, with oral arguments set for May 19, 2009. It is unknown when the court will render a decision.

Employment, Tort and Commercial Litigation

Siewert vs. Xcel Energy — In June 2004, plaintiffs, the owners and operators of a Minnesota dairy farm, brought an action in Minnesota state court against NSP-Minnesota alleging negligence in the handling, supplying, distributing and selling of electrical power systems; negligence in the construction and maintenance of distribution systems; and failure to warn or adequately test such systems. Plaintiffs allege decreased milk production, injury, and damage to a dairy herd as a result of stray voltage resulting from NSP-Minnesota’s distribution system. Plaintiffs claim losses of approximately $7 million. NSP-Minnesota denies all allegations. After its motion to dismiss plaintiffs’ claims was denied, NSP-Minnesota filed a motion to certify questions for immediate appellate review. In October 2007, the court granted NSP-Minnesota’s motion for certification, and oral arguments took place on Sept. 11, 2008. Mediation took place on Oct. 14, 2008, but the matter was not resolved. In December 2008, the Court of Appeals issued a decision ordering dismissal of Plaintiffs’ claims for injunctive relief, but otherwise rejecting NSP-Minnesota’s contentions and ordering the matter remanded for trial. The Minnesota Supreme Court subsequently granted NSP-Minnesota’s petition for further review on Feb. 17, 2009.

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

Hoffman vs. Northern States Power Company — In March 2006, a purported class action complaint was filed in Minnesota state court, on behalf of NSP-Minnesota’s residential customers in Minnesota, North Dakota and South Dakota for alleged breach of a contractual obligation to maintain and inspect the points of connection between NSP-Minnesota’s wires and customers’ homes within the meter box. Plaintiffs claim NSP-Minnesota’s alleged breach results in an increased risk of fire and is in violation of tariffs on file with the MPUC. Plaintiffs seek injunctive relief and damages in an amount equal to the value of inspections plaintiffs claim NSP-Minnesota was required to perform over the past six years. In August 2006, NSP-Minnesota filed a motion for dismissal on the pleadings. In November 2006, the court issued an order denying NSP-Minnesota’s motion, but later, pursuant to a motion by NSP-Minnesota, certified the issues raised in NSP-Minnesota’s original motion for appeal as important and doubtful, and NSP-Minnesota filed an appeal with the Minnesota Court of Appeals.  In January 2008, the Minnesota Court of Appeals determined the plaintiffs’ claims are barred by the filed rate doctrine and remanded the case to the district court for dismissal. Plaintiffs petitioned the Minnesota Supreme Court for discretionary review, and the Supreme Court granted the petition.  On April 16, 2009, the Minnesota Supreme Court determined that the filed rate doctrine barred plaintiffs’ claims for compensatory damages and that under the primary jurisdiction doctrine plaintiffs’ claims for injunctive relief should be heard by the MPUC.  The Supreme Court stated that claims relating to North Dakota and South Dakota residents were not properly before the Court and should therefore be remanded to the district court for disposition consistent with the Supreme Court’s decision.

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

NSP-Wisconsin has reached settlements with 22 insurers, and these insurers have been dismissed from both the Minnesota and Wisconsin actions.  NSP-Wisconsin has also reached settlements in principle with Ranger Insurance Company (Ranger),  TIG Insurance Company (TIG), Royal Indemnity Company and Globe Indemnity Company.

In July 2007, the Minnesota state court issued a decision on allocation, reaffirming its prior rulings that Minnesota law on allocation should apply and ordering the dismissal, without prejudice, of 11 insurers whose coverage would not be triggered under such an allocation method. In September 2007, NSP-Wisconsin commenced an appeal in the Minnesota Court of Appeals challenging the dismissal of these carriers. In November 2007, Ranger and TIG filed a motion to dismiss NSP-Wisconsin’s appeal, asserting that NSP-Wisconsin’s failure to serve Continental Insurance Company, as successor in interest to certain policies issued by Harbor Insurance Company (Harbor), requires dismissal of NSP-Wisconsin’s appeal. In February 2008, the Court of Appeals issued an order deferring a decision on the procedural motion filed by Harbor and TIG and referring the motion to the panel assigned to consider the merits of the appeal.

In April 2008, the Court of Appeals issued an order staying briefing and other appellate proceedings until further order of the court. The order was issued in response to NSP-Wisconsin’s request that oral argument be deferred pending a decision by the Wisconsin Supreme Court in Plastics Engineering Co. vs. Liberty Mutual Insurance Co. On Jan. 29, 2009, the Wisconsin Supreme Court issued its decision in Plastics Engineering Co., adopting an all sums method of allocating damages when an injury spans multiple, successive policy periods. On Feb. 3, 2009, the Court of Appeals issued an order dissolving the stay and establishing a briefing schedule. NSP-Wisconsin filed its supplemental brief addressing the impact of Plastics Engineering Co. on March 9, 2009.  The insurers filed their initial briefs on April 9, 2009, and NSP-Wisconsin has until May 4, 2009 to reply to the insurers’ briefs.

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

Nuclear Waste Disposal Litigation — In 1998, NSP-Minnesota filed a complaint in the U.S. Court of Federal Claims against the United States requesting breach of contract damages for the U.S. Department of Energy’s (DOE) failure to begin accepting spent nuclear fuel by Jan. 31, 1998, as required by the contract between the DOE and NSP-Minnesota. At trial, NSP-Minnesota claimed damages in excess of $100 million through Dec. 31, 2004. On Sept. 26, 2007, the court awarded NSP-Minnesota $116.5 million in damages. In December 2007, the court denied the DOE’s motion for reconsideration. In February 2008, the DOE filed an appeal to the U.S. Court of Appeals for the Federal Circuit, and NSP-Minnesota cross-appealed on the cost of capital issue. In April 2008, the DOE asked the Court of Appeals to stay briefing until the appeals in several other nuclear waste cases have been decided, and the Court of Appeals granted the request. In December 2008, NSP-Minnesota made a motion in the Court of Appeals to lift the stay, which was denied by the Court of Appeals in February 2009. Results of the judgment will not be recorded in earnings until the appeal, regulatory treatment and amounts to be shared with ratepayers have been resolved. Given the uncertainties, it is unclear as to how much, if any, of this judgment will ultimately have a net impact on earnings.

In August 2007, NSP-Minnesota filed a second complaint against the DOE in the U.S. Court of Federal Claims (NSP II), again claiming breach of contract damages for the DOE’s continuing failure to abide by the terms of the contract. This lawsuit will claim damages for the period Jan. 1, 2005 through Dec. 31, 2008, which includes costs associated with the storage of spent nuclear fuel at Prairie Island and Monticello, as well as the costs of complying with state regulation relating to the storage of spent nuclear fuel. Per the court’s scheduling order, NSP-Minnesota’s expert report on damages was submitted on April 15, 2009, and asserts damages in excess of $250 million. The DOE must file its expert report by Oct. 15, 2009, and all discovery must be completed by the end of 2009. Trial is expected to take place in 2010.

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

Mallon vs. Xcel Energy Inc. — In August 2007, Xcel Energy, PSCo and PSR Investments, Inc. (PSRI) commenced a lawsuit in Colorado state court against Theodore Mallon and TransFinancial Corporation seeking damages for, among other things, breach of contract and breach of fiduciary duties associated with the sale of Corporate Owned Life Insurance (COLI) policies. In May 2008, Xcel Energy, PSCo and PSRI filed an amended complaint that, among other things, adds Provident Life & Accident Insurance Company (Provident) as a defendant and asserts claims for breach of contract, unjust enrichment and fraudulent concealment against the insurance company. On June 23, 2008, Provident filed a motion to dismiss the complaint. On Oct. 22, 2008, the court granted Provident’s motion in part, but denied the motion with respect to a majority of the core causes of action asserted by PSCo, Xcel Energy and PSRI. In January 2009, the court granted defendant Mallon’s motion to amend his answer to, among other things, add a counterclaim for breach of contract and fraud against plaintiffs PSRI, PSCo and Xcel Energy. Xcel Energy believes the counterclaims are without merit and filed a motion to dismiss.  The court took this motion under advisement.  It is uncertain when a decision will be issued.

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

In March 2008, OSHA proposed penalties totaling $189,900 for twenty-two serious violations and three willful violations arising out of the accident. In April 2008, Xcel Energy notified OSHA of its decision to contest all of the proposed citations. On May 28, 2008, the Secretary of Labor filed its complaint, and Xcel Energy subsequently filed its answer on June 17,

2008. The Court ordered this proceeding stayed until March 3, 2009 and subsequently extended the stay to October 2009. A lawsuit has been filed in Colorado state court in Denver on behalf of four of the deceased workers and four of the injured workers (Foster, et. al. v. PSCo, et. al.). PSCo and Xcel Energy are named as defendants in that case, along with RPI Coatings and related companies and the two other contractors who also performed work in connection with the relining project at Cabin Creek. A second lawsuit (Ledbetter et. al vs. PSCo et. al) has also been filed in Colorado state court in Denver on behalf of three employees allegedly injured in the accident. A third lawsuit was filed on behalf of one of the deceased RPI workers in the California state court (Aguirre v. RPI, et. al.), naming PSCo, RPI, and the two other contractors as defendants. The court subsequently dismissed the Aguirre lawsuit, and it is anticipated that the plaintiff will refile the lawsuit in Colorado. Xcel Energy and PSCo intend to vigorously defend themselves against the claims asserted in all three lawsuits.

Fru-Con Construction Corporation vs. Utility Engineering Corporation (UE) et al. — In March 2005, Fru-Con Construction Corporation (Fru-Con) commenced a lawsuit in U.S. District Court in the Eastern District of California against UE and the Sacramento Municipal Utility District (SMUD) for damages allegedly suffered during the construction of a natural gas-fired, combined-cycle power plant in Sacramento County. Fru-Con’s complaint alleges that it entered into a contract with SMUD to construct the power plant and further alleges that UE was negligent with regard to the design services it furnished to SMUD. In August 2005, the court granted UE’s motion to dismiss. Because SMUD remains a defendant in this action, the court has not entered a final judgment subject to an appeal with respect to its order to dismiss UE from the lawsuit. Because this lawsuit was commenced prior to the April 2005, closing of the sale of UE to Zachry, Xcel Energy is obligated to indemnify Zachry for damages related to this case up to $17.5 million. Pursuant to the terms of its professional liability policy, UE is insured up to $35 million.

Lamb County Electric Cooperative (LCEC) — In 1995, LCEC petitioned the PUCT for a cease and desist order against SPS alleging SPS was unlawfully providing service to oil field customers in LCEC’s certificated area. In May 2003, the PUCT issued an order denying LCEC’s petition based on its determination that SPS in 1976 was granted a certificate to serve the disputed customers. LCEC appealed the decision to the Texas state court. In August 2004, the court affirmed the decision of the PUCT. In September 2004, LCEC appealed the decision to the Court of Appeals for the Third Supreme Judicial District. In November 2008, the Court of Appeals issued an opinion affirming the decision in favor of SPS.  In December 2008, LCEC filed a petition for review with the Supreme Court of Texas. On Feb. 27, 2009, the Supreme Court of Texas denied LCEC’s request for review.

In 1996, LCEC filed a suit for damages against SPS in the District Court in Lamb County, Texas, based on the same facts alleged in the petition for a cease and desist order at the PUCT.  This suit has been dormant since it was filed, awaiting a final determination of the legality of SPS providing electric service to the disputed customers.  The PUCT order from May 2003, which found SPS was legally serving the disputed customers, collaterally determines the issue of liability contrary to LCEC’s position in the suit.  Because the PUCT May 2003 order has been affirmed, SPS will move for summary judgment if LCEC does not dismiss this case.

8.              Short-Term Borrowings and Other Financing Instruments

Commercial Paper — At March 31, 2009 and Dec. 31, 2008, Xcel Energy and its utility subsidiaries had commercial paper outstanding of approximately $313.0 million and $330.3 million, respectively.  The weighted average interest rates at March 31, 2009 and Dec. 31, 2008 were 1.30 percent and 3.53 percent, respectively.  At March 31, 2009 and Dec. 31, 2008, Xcel Energy and its utility subsidiaries had combined board approval to issue up to $2.25 billion of commercial paper.

Credit Facility Bank Borrowings — At March 31, 2009 and Dec. 31, 2008, Xcel Energy and its subsidiaries had credit facility bank borrowings of $125.0 million.   The weighted average interest rates at March 31, 2009 and Dec. 31, 2008, were 1.33 percent and 1.88 percent, respectively.

Money Pool — Xcel Energy and its utility subsidiaries have established a money pool arrangement that allows for short-term loans between the utility subsidiaries and from the holding company to the utility subsidiaries at market-based interest rates.  The money pool arrangement does not allow loans from the subsidiaries to the holding company.  At March 31, 2009 and Dec. 31, 2008, Xcel Energy and its utility subsidiaries had money pool loans outstanding of $19.0 million and $104.5 million, respectively.  The money pool loans are eliminated upon consolidation.  The weighted average interest rates at March 31, 2009 and Dec. 31, 2008, were 1.20 percent and 3.48 percent, respectively.

9.              Long-Term Borrowings and Other Financing Instruments

On March 1, 2009, NSP-Wisconsin redeemed its 7.375 percent $65.0 million first mortgage bonds due Dec. 1, 2026.  In addition to repayment of all principal amounts, NSP-Wisconsin paid accrued interest and a redemption premium totaling approximately $3.0 million.

10.       Derivative Instruments

Effective Jan. 1, 2009, Xcel Energy adopted SFAS No. 161, which requires additional disclosures regarding why an entity uses derivative instruments, the volume of an entity’s derivative activities, the fair value amounts recorded to the consolidated balance sheet for derivatives, the gains and losses on derivative instruments included in the consolidated statement of income or deferred, and information regarding certain credit-risk-related contingent features in derivative contracts.

Xcel Energy and its utility subsidiaries enter into derivative instruments, including forward contracts, futures, swaps and options, for trading purposes and to reduce risk in connection with changes in interest rates, utility commodity prices and vehicle fuel prices.  See additional information pertaining to the valuation of derivative instruments in Note 11 to the consolidated financial statements.

Interest Rate Derivatives — Xcel Energy and its utility subsidiaries enter into various instruments that effectively fix the interest payments on certain floating rate debt obligations or effectively fix the yield or price on a specified benchmark interest rate for a specific period.  These derivative instruments are designated as cash flow hedges for accounting purposes.

At March 31, 2009, accumulated other comprehensive income related to interest rate derivatives included $0.7 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest transactions impact earnings.

At March 31, 2009, Xcel Energy had one unsettled interest rate swap outstanding at SPS with a notional amount of $25 million.  The interest rate swap is not designated as a hedging instrument, and as such, changes in fair value for the interest rate swap are recorded to earnings.

Commodity Derivatives — Xcel Energy’s utility subsidiaries enter into derivative instruments to manage variability of future cash flows from changes in commodity prices in their electric and natural gas operations, as well as for trading purposes.  This could include the purchase or sale of energy or energy-related products, natural gas to generate electric energy, gas for resale and vehicle fuel.

At March 31, 2009, Xcel Energy had various utility commodity and vehicle fuel related contracts designated as cash flow hedges extending through December 2010.  Changes in the fair value of cash flow hedges are recorded in other comprehensive income or deferred as a regulatory asset or liability.  The classification as a regulatory asset or liability is based on the regulatory recovery mechanisms in place.  Xcel Energy recorded immaterial amounts to income related to the ineffectiveness of cash flow hedges for the three months ended March 31, 2009 and 2008.

At March 31, 2009, Xcel Energy had $9.9 million of net losses in accumulated other comprehensive income related to utility commodity and vehicle fuel cash flow hedges; $6.2 million is expected to be reclassified into earnings during the next 12 months as the hedged transactions occur.

Xcel Energy’s utility subsidiaries also enter into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers but are not designated as qualifying hedging transactions.  Changes in the fair value of these derivative instruments are deferred as a regulatory asset or liability, based on the regulatory recovery mechanisms in place.

Additionally, Xcel Energy’s utility subsidiaries enter into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving their electric and natural gas customers.  Changes in the fair value of these commodity derivatives are recorded in income.  See additional discussion regarding Xcel Energy’s use of trading commodity derivatives in Derivatives, Risk Management and Market Risk in Item 2 — Management’s Discussion and Analysis.

Xcel Energy had no derivative instruments designated as fair value hedges during the three months ended March 31, 2009,

and as such, had no gains or losses from fair value hedges or related hedged transactions for the period.

The following table shows the major components of derivative instruments valuation in the consolidated balance sheets:

	March 31, 2009		Dec. 31, 2008
(Thousands of Dollars)	Derivative Instruments Valuation - Assets	Derivative Instruments Valuation - Liabilities	Derivative Instruments Valuation - Assets	Derivative Instruments Valuation - Liabilities
Long-term purchased power agreements	$361,674	$346,241	$374,692	$353,531
Commodity derivatives	31,691	46,994	52,968	54,307
Interest rate derivatives	—	7,747	—	8,503
Total	$393,365	$400,982	$427,660	$416,341

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

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying interest rate and vehicle fuel cash flow hedges on Xcel Energy’s accumulated other comprehensive income, included in the consolidated statements of common stockholders’ equity and comprehensive income, is detailed in the following table:

	Three Months Ended March 31,
(Thousands of Dollars)	2009	2008
Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(13,113)	$(1,416)
After-tax net unrealized losses related to derivatives accounted for as hedges	(110)	(5,601)
After-tax net realized losses (gains) on derivative transactions reclassified into earnings	1,310	(25)
Accumulated other comprehensive loss related to cash flow hedges at March 31	$(11,913)	$(7,042)

The following table details the fair value of derivatives recorded to derivative instruments valuation in the consolidated balance sheet, by category:

	March 31, 2009
(Thousands of Dollars)	Fair Value	Counterparty Netting (a)	Derivative Instruments Valuation

Current derivative assets
Derivatives designated as cash flow hedges
Electric commodity	$3,758	$311	$4,069
Natural gas commodity	323	(6)	317
	4,081	305	4,386
Other derivative instruments:
Trading commodity	17,914	(6,726)	11,188
Electric commodity	253	—	253
	18,167	(6,726)	11,441
Total current derivative assets	$22,248	$(6,421)	$15,827

Noncurrent derivative assets
Other derivative instruments:
Trading commodity	$19,704	$(3,918)	$15,786
Natural gas commodity	78	—	78
Total noncurrent derivative assets	$19,782	$(3,918)	$15,864

Current derivative liabilities
Derivatives designated as cash flow hedges:
Electric commodity	$3,472	$311	$3,783
Natural gas commodity	1,974	(672)	1,302
Vehicle fuel and other commodity	6,650	—	6,650
	12,096	(361)	11,735
Other derivative instruments:
Interest rate	1,514	—	1,514
Trading commodity	15,631	(11,906)	3,725
Electric commodity	1,670	—	1,670
Natural gas commodity	18,516	(9,730)	8,786
	37,331	(21,636)	15,695
Total current derivative liabilities	$49,427	$(21,997)	$27,430

Noncurrent derivative liabilities
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$3,875	$—	$3,875
Other derivative instruments:
Interest rate	6,233	—	6,233
Trading commodity	15,695	(3,919)	11,776
Natural gas commodity	5,427	—	5,427
	27,355	(3,919)	23,436
Total noncurrent derivative liabilities	$31,230	$(3,919)	$27,311

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

The following table details the impact of derivative activity during the three months ended March 31, 2009, on other comprehensive income, regulatory assets and liabilities, and income:

	Fair Value Changes Recognized During the Period in:		Pre-Tax Amounts Reclassified into Income During the Period from:				Pre-Tax Gains (Losses)
	Other	Regulatory	Other		Regulatory		Recognized
	Comprehensive	Assets and	Comprehensive		Assets and		During the Period
(Thousands of Dollars)	Income (Loss)	Liabilities	Income (Loss)		Liabilities		in Income
Derivatives designated as cash flow hedges:
Interest rate	$—	$—	$299	(a)	$—		$—
Electric commodity	—	(19,556)	—		(3,512	)(c)	—
Natural gas commodity	—	(16,870)	—		77,877	(d)	(30,241	)(d)
Vehicle fuel and other commodity	(187)	—	1,889	(e)	—
	$(187)	$(36,426)	$2,188		$74,365		$(30,241)

Other derivative instruments:
Interest rate	$—	$—	$—		$—		$756	(a)
Trading commodity	—	—	—		—		3,393	(b)
Electric commodity	—	(1,738)	—		321	(c)	—
Natural gas commodity	—	(14,646)	—		15	(d)	—
	$—	$(16,384)	$—		$336		$4,149

(a)              Recorded to interest charges.

(b)             Recorded to electric operating revenues.

(c)              Recorded to electric fuel and purchased power; these derivative settlement gains and losses are shared with electric customers through fuel and purchased energy cost-recovery mechanisms, and reclassified out of income as regulatory assets or liabilities, as appropriate.

(d)             Recorded to cost of natural gas sold and transported; these derivative settlement gains and losses are shared with natural gas customers through purchased natural gas cost-recovery mechanisms, and reclassified out of income as regulatory assets or liabilities, as appropriate.

(e)              Recorded to other operating and maintenance expenses.

At March 31, 2009, commodity derivatives recorded to derivative instruments valuation included derivative contracts with gross notional amounts of approximately 20,998,000 megawatt hours (MwH) of electricity, 22,466,000 MMBtu of natural gas, and 5,565,000 gallons of vehicle fuel.  These amounts reflect the gross notional amounts of futures, forwards and financial transmission rights and are not reflective of net positions in the underlying commodities.  Notional amounts for options are also included on a gross basis, but are weighted for the probability of exercise.

Credit Related Contingent Features — Contract provisions of the utility subsidiaries’ derivative instruments may require the posting of collateral or settlement of the contracts for various reasons, including if the applicable utility subsidiary is unable to maintain its credit rating.  If the credit rating of PSCo at March 31, 2009, were downgraded below investment grade, contracts underlying $2.6 million of derivative instruments in a liability position would have required Xcel Energy to post collateral or settle the contracts, which would have resulted in payments to applicable counterparties of $2.6 million.  At March 31, 2009, there was no collateral posted on these specific contracts.

Certain of the utility subsidiaries’ derivative instruments are also subject to contract provisions that contain adequate assurance clauses.  These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that a given utility subsidiary’s ability to fulfill its contractual obligations is reasonably expected to be impaired.  As of March 31, 2009, Xcel Energy’s utility subsidiaries had no collateral posted related to adequate assurance clauses in derivative contracts.

11.       Fair Value Measurements

Effective Jan. 1, 2008, Xcel Energy adopted Fair Value Measurements (SFAS No. 157) for recurring fair value measurements.  SFAS No. 157 provides a single definition of fair value and requires enhanced disclosures about assets and liabilities measured at fair value. SFAS No. 157 establishes a hierarchal framework for disclosing the observability of the inputs utilized in measuring assets and liabilities at fair value. The three levels defined by the SFAS No. 157 hierarchy and examples of each level are as follows:

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

The following tables present, for each of these hierarchy levels, Xcel Energy’s assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2009
(Thousands of Dollars)	Level 1	Level 2	Level 3	Counterparty Netting	Net Balance
Assets
Cash equivalents	$—	$60,000	$—	$—	$60,000
Nuclear decommissioning fund	412,453	503,999	105,552	—	1,022,004
Commodity derivatives	—	19,156	22,874	(10,339)	31,691
Total	$412,453	$583,155	$128,426	$(10,339)	$1,113,695

Liabilities
Commodity derivatives	$—	$53,727	$19,183	$(25,916)	$46,994
Interest rate derivatives	—	7,747	—	—	7,747
Total	$—	$61,474	$19,183	$(25,916)	$54,741

	Dec. 31, 2008
(Thousands of Dollars)	Level 1	Level 2	Level 3	Counterparty Netting	Net Balance
Assets
Cash equivalents	$—	$50,000	$—	$—	$50,000
Nuclear decommissioning fund	465,936	499,935	109,423	—	1,075,294
Commodity derivatives	—	29,648	39,565	(16,245)	52,968
Total	$465,936	$579,583	$148,988	$(16,245)	$1,178,262

Liabilities
Commodity derivatives	$600	$78,714	$16,344	$(41,351)	$54,307
Interest rate derivatives	—	8,503	—	—	8,503
Total	$600	$87,217	$16,344	$(41,351)	$62,810

The following table presents the changes in Level 3 recurring fair value measurements for the three months ended March 31, 2009 and 2008:

	2009		2008
(Thousands of Dollars)	Commodity Derivatives, Net	Nuclear Decommissioning Fund	Commodity Derivatives, Net	Nuclear Decommissioning Fund
Balance Jan. 1	$23,221	$109,423	$19,466	$108,656
Purchases, issuances, and settlements, net	(360)	(4,812)	(3,346)	(10,251)
Gains recognized in earnings	271	—	30	—
Gains (losses) recognized as regulatory assets and liabilities	(19,441)	941	(795)	(1,173)
Balance March 31	$3,691	$105,552	$15,355	$97,232

Gains on Level 3 commodity derivatives recognized in earnings for the three months ended March 31, 2009, include $3.8 million of net unrealized gains relating to commodity derivatives held at March 31, 2009.  Gains on Level 3 commodity derivatives recognized in earnings for the three months ended March 31, 2008, include $2.5 million of net unrealized gains relating to commodity derivatives held at March 31, 2008.  Realized and unrealized gains and losses on commodity trading activities are included in electric revenues.  Realized and unrealized gains and losses on short-term wholesale activities reflect the impact of regulatory recovery and are deferred as regulatory assets and liabilities.  Realized and unrealized gains and losses on nuclear decommissioning fund investments are deferred as a component of a nuclear decommissioning regulatory asset.

12.       Detail of Interest and Other Income (Expenses), Net

Interest and other income (expenses), net, for the three months ended March 31, consisted of the following:

	Three Months Ended March 31,
(Thousands of Dollars)	2009	2008
Interest income	$2,926	$7,510
Other non-operating income	499	1,815
Insurance policy expenses	(972)	(899)
Other non-operating expenses	(101)	(52)
Total interest and other income (expenses), net	$2,352	$8,374

13.       Segment Information

Xcel Energy has the following reportable segments: regulated electric, regulated natural gas and all other.  Commodity trading operations performed by regulated operating companies are not a reportable segment.  Commodity trading results are included in the regulated electric segment.

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended March 31, 2009
Operating revenues from external customers	$1,886,557	$788,676	$20,309	$—	$2,695,542
Intersegment revenues	257	1,294	—	(1,551)	—
Total revenues	$1,886,814	$789,970	$20,309	$(1,551)	$2,695,542
Income from continuing operations	$121,442	$60,274	$8,196	$(14,094)	$175,818

Three Months Ended March 31, 2008
Operating revenues from external customers	$1,973,314	$1,034,127	$20,947	$—	$3,028,388
Intersegment revenues	246	2,626	—	(2,872)	—
Total revenues	$1,973,560	$1,036,753	$20,947	$(2,872)	$3,028,388
Income from continuing operations	$93,076	$67,566	$9,651	$(16,299)	$153,994

14.       Common Stock and Equivalents

Xcel Energy has common stock equivalents consisting of 401(k) equity awards and stock options.  Restricted stock units and performance shares are included as common stock equivalents when all necessary conditions for issuance have been satisfied by the end of the period being reported.

For the three months ended March 31, 2009 and 2008, Xcel Energy had approximately 7.7 million and 8.1 million stock options outstanding, respectively, that were antidilutive and excluded from the earnings per share calculation.

The dilutive impact of common stock equivalents affected earnings per share as follows for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
(Shares and dollars in thousands, except per share amounts)	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Net income	$174,067			$153,117
Less: Dividend requirements on preferred stock	(1,060)			(1,060)
Basic earnings per share:
Earnings available to common shareholders	173,007	455,192	$0.38	152,057	429,563	$0.35
Effect of dilutive securities:
Convertible senior notes	—	—		780	4,663
401(k) equity awards	—	760		—	599
Stock options	—	—		—	28
Diluted earnings per share:
Earnings available to common shareholders and assumed conversions	$173,007	455,952	$0.38	$152,837	434,853	$0.35

15.       Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended March 31,
	2009	2008	2009	2008
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$15,986	$16,773	$1,276	$1,464
Interest cost	41,849	40,583	12,156	12,546
Expected return on plan assets	(63,360)	(68,472)	(5,394)	(7,500)
Amortization of transition obligation	—	—	3,496	3,644
Amortization of prior service cost (credit)	6,155	5,166	(652)	(544)
Amortization of net loss	2,929	2,859	4,885	2,718
Net periodic benefit cost (credit)	3,559	(3,091)	15,767	12,328
(Cost) credits not recognized and additional cost recognized due to the effects of regulation	(487)	2,592	973	973
Net benefit cost (credit) recognized for financial reporting	$3,072	$(499)	$16,740	$13,301

Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis by management focuses on those factors that had a material effect on Xcel Energy’s financial condition, results of operations and cash flows during the periods presented, or are expected to have a material impact in the future. It should be read in conjunction with the accompanying unaudited consolidated financial statements and the related notes to the consolidated financial statements.  Due to the seasonality of Xcel Energy’s electric and natural gas sales, such interim results are not necessarily an appropriate base from which to project annual results.

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date.  Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including the availability of credit and its impact on capital expenditures and the ability of Xcel Energy and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by Xcel Energy and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; actions of accounting regulatory bodies; the items described under Factors Affecting Results of Continuing Operations; and the other risk factors listed from time to time by Xcel Energy in reports filed with the SEC, including “Risk Factors” in Item 1A of Xcel Energy’s Form 10-K for the year ended Dec. 31, 2008, and Exhibit 99.01 to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

RESULTS OF OPERATIONS

Earnings per Share Summary

The following table summarizes the diluted earnings per share contributions:

	Three Months Ended March 31,
(Diluted earnings (loss) per share)	2009	2008
PSCo	$0.17	$0.22
NSP-Minnesota	0.17	0.15
NSP-Wisconsin	0.04	0.03
SPS	0.02	(0.01)
Equity earnings of unconsolidated subsidiaries (WYCO)	0.01	—
Regulated utility — continuing operations	0.41	0.39
Holding company and other costs	(0.03)	(0.04)
Total earnings per share	$0.38	$0.35

Holding Company and Other Costs

Financing Costs and Preferred Dividends — Holding company and other results include interest expense and the earnings per share impact of preferred dividends, which are incurred at the Xcel Energy and intermediate holding company levels, and are not directly assigned to individual subsidiaries.

The following table summarizes the earnings contributions of Xcel Energy’s business segments on the basis of GAAP:

	Three Months Ended March 31,
Contribution to Earnings (Millions of Dollars)	2009	2008

GAAP income (loss) by segment
Regulated electric income — continuing operations	$121.4	$93.1
Regulated natural gas income — continuing operations	60.3	67.6
Other regulated income(a)	7.1	9.7
Segment income — continuing operations	188.8	170.4

Holding company costs and other results(a)	(13.0)	(16.4)
Total income — continuing operations	175.8	154.0

Discontinued operations	(1.7)	(0.9)
Total GAAP net income	$174.1	$153.1

	Three Months Ended March 31,
	2009	2008

GAAP earnings (loss) per share by segment
Regulated electric — continuing operations	$0.27	$0.21
Regulated natural gas — continuing operations	0.13	0.16
Other regulated income(a)	0.01	0.02
Segment earnings per share — continuing operations	0.41	0.39

Holding company costs and other results(a)	(0.03)	(0.04)
Total earnings per share — continuing operations	0.38	0.35

Discontinued operations	—	—
Total earnings per share — continuing operations	$0.38	$0.35

(a) Not a reportable segment. Refer to Segment Results in Note 13 to the Consolidated Financial Statements.

The following table summarizes significant components contributing to the changes in the first quarter of 2009 diluted earnings per share compared with the same period in 2008, which are discussed in more detail later.

Increase (Decrease)	Three Months Ended March 31
2008 GAAP and ongoing(a) diluted earnings per share	$0.35

Components of Change — 2009 vs. 2008
Higher electric margins	0.11
Higher allowance for funds used during construction — equity	0.01
Higher operating and maintenance expenses	(0.02)
Lower natural gas margins	(0.02)
Dilution from DRIP, benefit plan and the 2008 common equity issuance	(0.02)
Higher interest expense	(0.01)
Higher conservation and demand side management expenses	(0.01)
Other	(0.01)
2009 GAAP and ongoing(a) diluted earnings per share	$0.38

(a)

Ongoing earnings excludes the impact related to the COLI program. During 2007, Xcel Energy resolved a dispute with the IRS regarding its COLI program. For the first quarter of 2009 and 2008, income was not materially affected by the termination of the COLI program, and there was no effect on the first quarter 2009 diluted earnings per share.

Utility Results

The following table summarizes the estimated impact on diluted earnings per share of temperature variations on first quarter results, compared with sales under normal weather conditions:

	Three Months Ended March 31,
	2009 vs. Normal	2008 vs. Normal	2009 vs. 2008
Retail electric	$—	$0.01	$(0.01)
Firm natural gas	—	0.01	(0.01)
Total	$—	$0.02	$(0.02)

Electric Revenues and Margin

Electric fuel and purchased power expenses tend to vary with changing retail and wholesale sales requirements and unit cost changes in fuel and purchased power.  Due to fuel and purchased energy cost-recovery mechanisms for customers in most states, the fluctuations in these costs do not materially affect electric margin.

Electric — The following tables detail the electric revenues and margin:

	Three Months Ended March 31,
(Millions of Dollars)	2009	2008

Electric revenues	$1,887	$1,973
Electric fuel and purchased power	(925)	(1,088)
Electric margin	$962	$885

The following summarizes the components of the changes in electric revenues and electric margin for the three months ended March 31:

Electric Revenues

(Millions of Dollars)	2009 vs. 2008

Fuel and purchased power recovery	$(174)
Trading	(26)
Estimated impact of weather	(6)
Retail sales decline (excluding weather impact)	(2)
Retail rate increases (Minnesota interim, Texas interim, Wisconsin and New Mexico)	45
Conservation and demand side management revenue	17
SPS 2008 fuel cost allocation regulatory accruals	12
Non-fuel riders	10
MERP rider	5
Other, net	33
Total decrease in electric revenues	$(86)

Electric Margin

(Millions of Dollars)	2009 vs. 2008

Retail rate increases (Minnesota interim, Texas interim, Wisconsin and New Mexico)	$45
Conservation and demand side management revenue	17
SPS 2008 fuel cost allocation regulatory accruals	12
Non-fuel riders	10
NSP-Wisconsin fuel recovery	9
MERP rider	5
Purchased capacity costs	(18)
Estimated impact of weather	(6)
Retail sales decline (excluding weather impact)	(2)
Other, net	5
Total increase in electric margin	$77

Xcel Energy has experienced a decline in per unit MwH sales, particularly in the commercial and industrial customer class.  However, since these customers generally pay a demand fee, the impact of the lower MwH sales was mitigated to a certain degree.

Natural Gas Revenues and Margin

The following table details the changes in natural gas revenues and margin.  The cost of natural gas tends to vary with changing sales requirements and the cost of wholesale natural gas purchases.  However, due to purchased natural gas cost-recovery mechanisms for sales to retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin.

	Three Months Ended March 31,
(Millions of Dollars)	2009	2008

Natural gas revenues	$789	$1,034
Cost of natural gas sold and transported	(592)	(823)
Natural gas margin	$197	$211

The following tables summarize the components of the changes in natural gas revenues and margin for the three months ended March 31:

Natural Gas Revenues

(Millions of Dollars)	2009 vs. 2008
Purchased natural gas adjustment clause recovery	$(235)
Other, net	(10)
Total decrease in natural gas revenues	$(245)

Natural Gas Margin

(Millions of Dollars)	2009 vs. 2008
Estimated impact of weather	$(10)
Sales decline (excluding weather impact)	(1)
Other, net	(3)
Total decrease in natural gas margin	$(14)

Non-Fuel Operating Expense and Other Items

Other Operating and Maintenance Expenses — Other operating and maintenance expenses for the first quarter of 2009 increased by approximately $10.9 million, or 2.4 percent, as compared with 2008.  For more information, see the following table:

Three Months Ended March 31,
(Millions of Dollars)	2009 vs. 2008
Higher employee benefit costs	$16
Higher nuclear plant operation costs	10
Higher labor costs	5
Nuclear outage costs, net of deferral	(12)
Lower consulting costs	(4)
Other, net	(4)
Total increase in other operating and maintenance expense	$11

Higher employee benefits costs are primarily attributable to increased pension costs, in part, related to market losses on retirement benefit plan assets as well as higher employee medical plan costs.  The increase in nuclear plant operation costs is driven primarily by an increase in security costs and regulatory fees, resulting from new Nuclear Regulatory Commission (NRC) requirements.  The decline in nuclear outage expense is due to NRC approval of the change in the nuclear refueling outage recovery method from the direct expense method to the deferral and amortization method in the third quarter of 2008.

Depreciation and Amortization — Depreciation and amortization expenses increased by approximately $3.1 million, or 1.5 percent, for the first quarter of 2009, compared with 2008.  The increase is primarily due to normal system expansion from investments in our utility operations.

Conservation and Demand Side Management (DSM) — Conservation and DSM expenses increased approximately $9.6 million, or 27.1 percent for the first quarter of 2009, compared with 2008.  The higher expense is primarily attributable to the expansion of programs, and regulatory commitments.  Conservation and DSM program expenses are generally recovered through riders in Xcel Energy’s major jurisdictions or through general rate cases.

Allowance for Funds Used During Construction, Equity and Debt (AFDC) — AFDC increased by approximately $4.7 million, or 19.8 percent, for the first quarter of 2009, compared with the 2008.  The increase was due primarily to the construction of Comanche 3, a power facility located in Colorado which is nearing completion, as well as other construction projects.

Interest Charges — Interest charges increased by approximately $9.6 million, or 7.3 percent, for the first quarter of 2009, compared with 2008.  The increase was primarily the result of increased debt levels to fund new capital investments.

Income Taxes — Income taxes for continuing operations increased by $10.5 million for the first quarter of 2009, compared with 2008. The increase in income tax expense was primarily due to an increase in pretax income. The effective tax rate for continuing operations was 33.5 percent for the first quarter of 2009, compared with 33.2 percent for 2008.

Equity Earnings of Unconsolidated Subsidiaries — Equity earnings of unconsolidated subsidiaries increased by $2.6 million for the first quarter of 2009, compared with 2008, primarily due to increased earnings from the equity investment in WYCO Development LLC (WYCO) as a result of the High Plains gas pipeline commencing operations in late 2008.

Factors Affecting Results of Continuing Operations

Fuel Supply and Costs

See the discussion of fuel supply and costs at Factors Affecting Results of Continuing Operations in Xcel Energy’s Annual Report on Form 10-K filed for the year ended Dec. 31, 2008.

Public Utility Regulation

NSP-Minnesota

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

On Sept. 24, 2008, the MPUC denied Excelsior Energy’s Phase 2 request to approve a power purchase agreement related to its proposed second 600 MW IGCC generating facility.  The MPUC also set a May 1, 2009 deadline for Phase 1 of the proceeding in which it had previously ordered negotiations.  On Oct. 14, 2008, Excelsior sought rehearing of the MPUC’s Sept. 24, 2008 order.  On Dec. 9, 2008, the MPUC held further action in abeyance until after the May 1, 2009 deadline.

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

NSP-Minnesota Transmission Certificates of Need — In August 2007, NSP-Minnesota and Great River Energy (on behalf of eight other regional transmission providers) filed a certificate of need application, for three 345 kilovolt (KV) transmission lines, as part of the CapX 2020 project.  The project to build the three lines includes construction of approximately 600 miles of new facilities at a cost of approximately $1.7 billion, with construction to be completed in phases.  The cost of the project to NSP-Minnesota and NSP-Wisconsin is estimated to be approximately $900 million.  These cost estimates will be revised after the regulatory process is completed.  The applicants filed rebuttal testimony recommending the modification of all three projects to be constructed as double circuit compatible with the first circuit strung during initial construction and the second circuit strung as needed. On April 16, 2009, the MPUC granted a certificate of need to construct three 345 KV electric transmission lines in Minnesota.  The MPUC also included a condition regarding assuring a portion of the capacity of the Brookings, S.D. to Hampton, Minn. line is used for renewable energy.

As part of CapX 2020, NSP-Minnesota and Great River Energy have filed two route permit applications with the MPUC.  On Dec. 29, 2008, the route permit application for the Brookings to Hampton Corner Project was filed.  On April 8, 2009, the route permit application for the Monticello to St. Cloud portion of the Fargo Twin Cities project was filed.  Route permit applications for the remaining parts of the three projects will be filed in Minnesota later this year.  Permit filings will also be made in adjoining states.  NSP-Minnesota anticipates the first routing decisions in early 2010.

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

In the second quarter of 2009, NSP-Minnesota plans to file a certificate of need application with the MPUC for two 161 KV transmission lines in the Rochester, Minn. area to support ongoing development of wind powered generation in southeastern Minnesota.  The proposal consists of an approximately 15 mile long, 161 KV transmission line north of Rochester, and an approximately 30 mile long, 161 KV transmission line southeast of Rochester.  The project’s estimated cost is $30 million.  An MPUC decision is anticipated in early 2010.

NSP-Wisconsin

Bay Front Biomass Gasification — On Feb. 23, 2009, NSP-Wisconsin filed an application with the PSCW for a certificate of authority to install biomass gasification technology at the Bay Front Power Plant in Ashland, Wis.  On April 27, 2009, the pre hearing conference for the application for the Bay Front gasifier project was held.  The PSCW’s ALJ ruled on requests for intervention, established the issues list for the hearing and set the hearing date for Aug. 5, 2009.  Currently, two of the three boilers at Bay Front use biomass as their primary fuel to generate electricity. The proposed project will convert the existing coal-fired unit to biomass gasification technology allowing the plant to use 100 percent biomass in all three boilers. The project, estimated to cost $58 million, will require additional biomass receiving and handling facilities at the plant, an external gasifier, minor modifications to the plant’s remaining coal-fired boiler and an enhanced air quality control system. The total generation output of the plant is not expected to change significantly as a result of the project.  However, the project will improve the environmental performance of the plant and contribute towards state renewable energy standards in the region.  Following all state regulatory approvals, engineering and design work is expected to begin in 2010, and the unit could be operational by late 2012.  When complete, the Bay Front Power Plant will be the largest biomass-fueled power plant in the Midwest and one of the largest in the nation.

SPS

Texas Energy Efficiency Cost Recovery Factor (EECRF) Rider — PUCT regulations established the mechanism under which electric utilities may recover costs associated with providing energy efficiency programs.  That mechanism, an EECRF Rider, must be included in a utility’s tariff and may be established in a utility’s base rate case or through a separate request seeking to establish an EECRF.  In accordance with this rule, SPS has removed its energy efficiency costs from its recent base rate proceeding, and has requested implementation of its EECRF Rider to recover the remaining unamortized balance of historic costs and its projected 2008 and 2009 energy efficiency costs.  In September 2008, the PUCT concluded that the rule under which the application was filed does not apply to SPS and the energy efficiency costs could be recovered in the pending Texas retail base rate case.   SPS filed supplemental testimony in the currently pending Texas retail base rate case seeking cost recovery.  As part of the joint stipulation filed by the parties in the currently pending Texas retail base rate case, the parties asked the ALJs to certify a question to the PUCT asking whether SPS could recover or return amounts spent above or below the base rate amount, and if so, what mechanism could be used to recover or refund those amounts.  Parties filed briefs addressing the issue on March 19, 2009.  At its March 27, 2009 open meeting, the PUCT determined that SPS is allowed to accrue the additional energy efficiency expenditures as a regulatory asset for recovery in its next general rate case.

Texas Renewable Energy Zones — In 2007, the PUCT designated competitive renewable energy zones (CREZs), which are regions of the state that are sufficient to develop renewable energy generation sources, such as wind.  Several CREZ areas within the SPS service region were designated for potential development. On Aug. 15, 2008, the PUCT issued a final order identifying a transmission plan to deliver approximately 18,000 MW of wind energy to load centers in Electric Reliability Council of Texas (ERCOT). The plan includes lines in the Texas Panhandle. Cost of this transmission plan is almost $5 billion, not including collector lines, and it will be paid for by ERCOT customers, not by SPS. A proceeding is now underway at the PUCT to select transmission providers to construct CREZ lines and associated facilities.  In a unanimous decision, lines in Panhandle CREZs were assigned to Sharyland Utilities, Cross Texas Transmission and Wind Energy Transmission Texas (WETT).  Priority lines located in central and west Texas CREZs were mostly assigned to Oncor and LCRA.  These transmission providers will begin preparing certification applications.  The PUCT has initiated two proceedings to determine the sequence of certificate of convenience and necessity applications for the CREZ priority projects and for the subsequent priority CREZ projects.

New Mexico Energy Efficiency Disincentive Rulemaking — During the last legislative session, increased energy efficiency goals and more affirmative disincentive language were adopted.  The NMPRC is currently holding a rulemaking to update the energy efficiency rule, consistent with the legislative changes.  The NMPRC issued a notice of proposed rulemaking, including a proposed rule.  Evidentiary hearing on the testimony is expected to be held in May of 2009.

Summary of Recent Federal Regulatory Developments

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, hydro facility licensing, natural gas transportation, accounting practices and certain other activities of Xcel Energy’s utility subsidiaries.  State and local agencies have jurisdiction over many of Xcel Energy’s utility activities, including regulation of retail rates and environmental matters. See additional discussion in the summary of recent federal regulatory developments and public utility regulation sections of the Xcel Energy Annual Report on Form 10-K for the year ended Dec. 31, 2008.  See Note 6 to the consolidated financial statements for a discussion of other regulatory matters.

Environmental, Legal and Other Matters

See a discussion of environmental, legal and other matters at Note 7 to the consolidated financial statements.

Critical Accounting Policies

Preparation of financial statements and related disclosures in compliance with GAAP requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events, including the likelihood of success of particular projects, legal and regulatory challenges and anticipated recovery of costs. These judgments, in and of themselves, could materially impact the financial statements and disclosures based on varying assumptions, which all may be appropriate to use. In addition, the financial and operating environment also may have a significant effect, not only on the operation of the business, but on the results reported through the application of accounting measures used in preparing the financial statements and related disclosures, even if the nature of the accounting policies applied have not changed. Item 7— Management’s Discussion and Analysis, in Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2008, includes a discussion of accounting policies that are most significant to the portrayal of Xcel Energy’s financial condition and results, and that require management’s most difficult, subjective or complex judgments. Each of these has a higher likelihood of resulting in materially different reported amounts under different conditions or using different assumptions.

Pending Accounting Changes

See a discussion of recently issued accounting pronouncements and pending accounting changes in Note 2 to the consolidated financial statements.

Derivatives, Risk Management and Market Risk

In the normal course of business, Xcel Energy and its subsidiaries are exposed to a variety of market risks as disclosed in Management’s Discussion and Analysis in its Annual Report on Form 10-K for the year ended Dec. 31, 2008. Market risk is the potential loss or gain that may occur as a result of changes in the market or fair value of a particular instrument or commodity. All financial and commodity-related instruments, including derivatives, are subject to market risk.  Market risks associated with derivatives are discussed in further detail in Note 10 to the consolidated financial statements.

Xcel Energy is exposed to the impact of changes in price for energy and energy related products, which is partially mitigated by Xcel Energy’s use of commodity derivatives.  Though no material non-performance risk currently exists with the counterparties to Xcel Energy’s commodity derivative contracts, the continued turmoil in the financial markets may in the future impact that risk to the extent it impacts those counterparties.  Continued distress in the financial markets may also impact the fair value of the debt and equity securities in the nuclear decommissioning trust fund and master pension trust, as well as Xcel Energy’s ability to earn a return on short-term investments of excess cash.  Also, as discussed further in the

Liquidity and Capital Resources section, the current state of the financial markets may negatively impact Xcel Energy’s ability to obtain debt and equity financing under favorable terms.

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

The fair value of the commodity trading contracts at March 31 were as follows:

	Three Months Ended March 31,
(Thousands of Dollars)	2009	2008
Fair value of commodity trading net contract assets outstanding at Jan. 1	$4,169	$6,315
Contracts realized or settled during the period	(6,062)	(3,826)
Commodity trading contract additions and changes during the period	8,184	1,383
Fair value of commodity trading net contract assets outstanding at March 31	$6,291	$3,872

At March 31, 2009, the fair values by source for the commodity trading net asset (liability) balances were as follows:

	Futures/Forwards
(Thousands of Dollars)	Source of Fair Value	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity Greater Than 5 Years	Total Futures/ Forwards Fair Value
NSP-Minnesota	1	$1,083	$683	$—	$—	$1,766
	2	199	1,729	377	63	2,368
PSCo	1	(1,171)	(266)	114	19	(1,304)
	2	2,183	574	817	(105)	3,469
Total Futures/Forwards Fair Value		$2,294	$2,720	$1,308	$(23)	$6,299

	Options
(Thousands of Dollars)	Source of Fair Value	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity Greater Than 5 Years	Total Options Fair Value
NSP-Minnesota	2	$(8)	$—	$—	$—	$(8)
Total Options Fair Value		$(8)	$—	$—	$—	$(8)

(1)      Prices actively quoted or based on actively quoted prices.

(2)      Prices based on models and other valuation methods.  These represent the fair value of positions calculated using internal models when directly and indirectly quoted external prices or prices derived from external sources are not available.  Internal models incorporate the use of options pricing and estimates of the present value of cash flows based upon underlying contractual terms.  The models reflect management’s estimates, taking into account observable market prices, estimated market prices in the absence of quoted market prices, the risk-free market discount rate, volatility factors, estimated correlations of commodity prices and contractual volumes.  Market price uncertainty and other risks also are factored into the models.

Normal purchases and sales transactions, as defined by SFAS No. 133, hedge transactions and certain other long-term power purchase contracts are not included in the fair values by source tables as they are not recorded at fair value as part of commodity trading operations.

At March 31, 2009, a 10 percent increase in market prices over the next 12 months for commodity trading contracts would decrease pretax income from continuing operations by approximately $0.2 million, whereas a 10 percent decrease would increase pretax income from continuing operations by approximately $0.2 million.

Xcel Energy’s short-term wholesale and commodity trading operations measure the outstanding risk exposure to price changes on transactions, contracts and obligations that have been entered into, but not closed, using an industry standard methodology known as Value-at-Risk (VaR).  VaR expresses the potential change in fair value on the outstanding transactions, contracts and obligations over a particular period of time under normal market conditions

VaR is calculated on a consolidated basis.  The VaRs for the commodity trading operations were:

	Period Ended March 31, 2009	Change from Period Ended Dec. 31, 2008	VaR Limit	Average	High	Low
Commodity Trading (a)	$1.81	$1.50	$5.00	$0.57	$2.02	$0.18

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

At March 31, 2009, a 100-basis-point change in the benchmark rate on Xcel Energy’s variable rate debt would impact pretax interest expense by approximately $4.6 million annually, or approximately $1.1 million per quarter.  See Note 10 to the consolidated financial statements for a discussion of Xcel Energy and its subsidiaries’ interest rate derivatives.

Xcel Energy and its subsidiaries also maintain trust funds, as required by the NRC, to fund costs of nuclear decommissioning. These trust funds are subject to interest rate risk and equity price risk.  At March 31, 2009, these funds were invested in a diversified portfolio of taxable and municipal fixed income securities and equity securities.  These funds may be used only for activities related to nuclear decommissioning.  The accounting for nuclear decommissioning recognizes that costs are recovered through rates; therefore, fluctuations in equity prices or interest rates do not have an impact on earnings.

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

At March 31, 2009, a 10 percent increase in prices would have resulted in a net decrease in commodity derivative assets of $2.1 million, while a decrease of 10 percent would have resulted in a commodity derivative assets increase of $4.6 million.

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

Commodity Derivatives — Xcel Energy continuously monitors the creditworthiness of the counterparties to its commodity derivative contracts and assesses each counterparty’s ability to perform on the transactions set forth in the contracts.  Given this assessment and the typically short duration of these contracts, the impact of discounting commodity derivative assets for counterparty credit risk was immaterial to the fair value of commodity derivative assets at March 31, 2009.  Adjustments to fair value for credit risk of commodity trading instruments are recorded in electric revenues.  Credit risk adjustments for short-term wholesale instruments are deferred as regulatory assets and liabilities, reflecting the impact of regulatory recovery.

Xcel Energy also assesses the impact of its own credit risk when determining the fair value of commodity derivative liabilities.  The impact of discounting commodity derivative liabilities for this credit risk was immaterial to the fair value of commodity derivative liabilities at March 31, 2009.

Commodity derivative assets and liabilities assigned to Level 3 consist primarily of FTRs, as well as forwards and options that are either long term in nature or related to commodities and delivery points with limited observability.  Level 3 commodity derivative assets and liabilities represent approximately 2 percent and 35 percent of total assets and liabilities, respectively, measured at fair value at March 31, 2009.

Determining the fair value of a FTR requires numerous management forecasts that vary in observability, including various forward commodity prices, retail and wholesale demand, generation and resulting transmission system congestion.  Given the limited observability of management’s forecasts for several of these inputs, these instruments have been assigned a Level 3.  Level 3 commodity derivatives assets and liabilities include $3.8 million and $3.5 million of estimated fair values, respectively, for FTRs held at March 31, 2009.

Determining the fair value of certain commodity forwards and options can require management to make use of subjective forward price and volatility forecasts for commodities and locations with limited observability, or subjective forecasts which extend to periods beyond those readily observable on active exchanges or quoted by brokers.  When less observable forward price and volatility forecasts are significant to determining the value of commodity forwards and options, these instruments are assigned to Level 3.  Level 3 commodity derivatives assets and liabilities include $19.1 million and $15.7 million of estimated fair values, respectively, for commodity forwards and options held at March 31, 2009.

Nuclear Decommissioning Fund — Nuclear decommissioning fund assets assigned to Level 3 consist of asset-backed and mortgage-backed securities.  To the extent appropriate, observable market inputs are utilized to estimate the fair value of these securities, however, less observable and subjective risk-based adjustments to estimated yield and forecasted prepayments are often significant to these valuations.  Therefore, estimated fair values for all asset-backed and mortgage-backed securities totaling $105.6 million in the nuclear decommissioning fund at March 31, 2009 (approximately 9 percent of total assets measured at fair value), are assigned to Level 3.  Realized and unrealized gains and losses on nuclear decommissioning fund investments are deferred as a component of a nuclear decommissioning regulatory asset.

Liquidity and Capital Resources

Cash Flows

	Three Months Ended March 31,
(Millions of Dollars)	2009	2008
Cash provided by (used in) operating activities
Continuing operations	$844	$575
Discontinued operations	(31)	(26)
Total	$813	$549

Cash provided by operating activities for continuing operations increased by $269 million for the first three months of 2009, compared with the first three months of 2008. This increase was due to the timing of working capital activity.

	Three Months Ended March 31,
(Millions of Dollars)	2009	2008
Cash used in investing activities	$(473)	$(508)

Cash used in investing activities for continuing operations decreased by $35 million for the first three months of 2009, compared with the first three months of 2008. The decrease was due to reduced capital expenditures as well as reduced further investment in the WYCO pipeline and storage project.

	Three Months Ended March 31,
(Millions of Dollars)	2009	2008
Cash (used in) provided by financing activities	$(286)	$83

Cash used in financing activities for continuing operations increased by $369 million for the first three months of 2009, compared with the first three months of 2008. The increase is primarily due to no proceeds from the issuances of long-term debt in the first quarter of 2009.

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

General — As a result of volatile conditions in global capital markets, general liquidity in short-term credit markets has been periodically constrained. Xcel Energy has maintained access to short-term liquidity through the A2/P2 commercial paper market and utilization of direct borrowing on certain committed credit agreements. In addition, Xcel Energy’s overall liquidity was strengthened by the issuance of long-term debt, equity and hybrid securities in 2008.  The proceeds from these financings were used to refinance maturing debt obligations, repay short-term debt and general corporate purposes.

Economic Stimulus Plan — On Feb. 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009, sometimes referred to as the federal stimulus bill, which includes appropriations into many energy industry-related areas. Xcel Energy is reviewing the stimulus package to determine whether federal funding should be used for investments or upgrades to its system. Xcel Energy has had conversations with state utility commissions and state governments in several of the states it serves regarding the stimulus bill and has identified several areas of interest including renewable energy, energy efficiency, transmission and smart grid technologies. No decisions have been reached by Xcel Energy regarding the application for such funds.  Of particular interest is the smart grid funding because since April 2008, Xcel Energy has been constructing the nation’s first large-scale test of such technologies. The project, called SmartGridCity™, is located in Boulder, Colo., and involves distribution system upgrades, installation of a new broadband over power line system, use of in-home automation devices and the potential roll-out of pilot pricing tariffs in fall 2009.

Short-Term Investments — Xcel Energy, NSP-Minnesota, NSP-Wisconsin, PSCo and SPS maintain cash operating accounts with Wells Fargo Bank.  At March 31, 2009, approximately $235.9 million of cash was held in these liquid operating accounts.

Nuclear Decommissioning Trust Fund — The recent volatility in global capital markets has led to a reduction in the current value of long-term investments held in Xcel Energy’s nuclear decommissioning trust fund.

The nuclear decommissioning trust fund invests in a diversified portfolio of taxable and municipal fixed income securities and equity securities. The total value of the nuclear decommissioning trust fund was approximately $1.022 billion and $1.075 billion at March 31, 2009 and Dec. 31, 2008, respectively. Realized and unrealized gains and losses on nuclear decommissioning fund investments are deferred as a component of a nuclear decommissioning regulatory asset on Xcel Energy’s consolidated balance sheet.

Commercial Paper — Xcel Energy, NSP-Minnesota, PSCo and SPS each have individual commercial paper programs.  The authorized levels for these commercial paper programs are:

•                  $800 million for Xcel Energy;

•                  $500 million for NSP-Minnesota;

•                  $700 million for PSCo; and

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

The borrowings or loans outstanding at March 31, 2009, and the short-term borrowing limits from the money pool are as follows:

(Millions of Dollars)	Borrowings (Loans)	Total Borrowing Limits
Xcel Energy	$—	$—
NSP-Minnesota	—	250
PSCo	19	250
SPS	(19)	100

Credit Facilities — As of April 22, 2009, Xcel Energy had the following credit facilities available to meet its liquidity needs:

(Millions of Dollars) Company	Facility	Drawn(a)	Available	Cash	Liquidity	Maturity
NSP-Minnesota	$482.2	$5.8	$476.4	$89.5	$565.9	December 2011
PSCo	675.1	4.9	670.2	0.5	670.7	December 2011
SPS	247.9	10.0	237.9	165.9	403.8	December 2011
Xcel Energy — Holding Company	771.6	400.6	371.0	0.2	371.2	December 2011
NSP-Wisconsin(b)	—	—	—	24.1	24.1
Total	$2,176.8	$421.3	$1,755.5	$280.2	$2,035.7

(a) Includes direct borrowings, outstanding commercial paper and letters of credit.

(b) NSP-Wisconsin does not have a separate credit facility; however, it has a borrowing agreement with NSP-Minnesota.

Credit Agency Ratings — The access of and cost of short-term and long-term borrowings are affected by regulatory actions, capital market conditions and credit agency ratings. The following ratings reflect the views of Moody’s Investor Services, Inc. (Moody’s), Standard & Poor’s Ratings Services (Standard & Poor’s), and Fitch Ratings (Fitch).  A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating agency. As of April 22, 2009, the following table represents the credit ratings assigned to various Xcel Energy companies:

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

In the event of a downgrade of its credit ratings to below investment grade, Xcel Energy may be required to provide credit enhancements in the form of cash collateral, letters of credit or other security to satisfy all or a part of its exposures under guarantees outstanding. See discussion of guarantees at Note 7 to the consolidated financial statements. Xcel Energy has no explicit credit rating requirements or hard triggers in its debt agreements.

Registration Statements — Xcel Energy’s articles of incorporation authorize the issuance of 1 billion shares of common stock.  As of Dec. 31, 2008, Xcel Energy had approximately 454 million shares of common stock outstanding.  In addition, Xcel Energy’s articles of incorporation authorize the issuance of 7 million shares of $100 par value preferred stock.  On Dec. 31, 2008, Xcel Energy had approximately 1 million shares of preferred stock outstanding.  Xcel Energy and its subsidiaries have the following registration statements on file with the SEC, pursuant to which they may sell, from time to time, securities:

•                  Xcel Energy has an effective automatic shelf registration statement that does not contain a limit on issuance capacity; however, Xcel Energy’s ability to issue securities is limited by authority granted by the Board of Directors, which authority currently authorizes the issuance of up to an additional $754 million of debt securities.

•                  NSP-Minnesota has $1.0 billion of debt securities available under its current effective registration statement.

•                  PSCo has $800 million of debt securities available under its registration statement that became effective on Feb. 20, 2009.

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

During 2009, Xcel Energy plans to issue debt securities to refinance retiring maturities, reduce short-term debt, fund construction programs and for other general corporate purposes.  Current debt financing plans include the following:

•                  Issuing approximately $400 million of first mortgage bonds at NSP-Minnesota in the summer.

•                  Issuing approximately $400 million of first mortgage bonds at PSCo in late spring or early summer.

Financing plans are subject to change, depending on capital expenditures, internal cash generation, market conditions and other factors.

Earnings Guidance

Xcel Energy’s 2009 earnings guidance is $1.45 to $1.55 per share. Key assumptions are detailed below:

•                  Normal weather patterns are experienced for the year.

•                  Reasonable regulatory outcomes in the Minnesota electric rate case, the Colorado electric rate case, the Texas electric rate case, the New Mexico electric rate case, and other rate cases that may be filed during the year.

•                  Various riders, associated with MERP, Minnesota and Colorado transmission and Minnesota renewable energy, are expected to increase revenue by approximately $50 million to $60 million over 2008 levels.

•                  Weather adjusted electric residential sales decline by approximately 1 percent.

•                  Weather adjusted retail firm natural gas sales decline by approximately 1 percent.

•                  Capacity costs are projected to increase approximately $45 million over 2008 levels. Capacity costs at PSCo are recovered under the purchased capacity cost adjustment.

•                  Operating and maintenance expenses are projected to increase:

•                  Nuclear (including outage amortization) — $55 million

•                  Pension and medical — $25 million

•                  Other (including incentive compensation) — $55 million to $105 million

•                  Depreciation and amortization expense is projected to increase approximately $50 million to $60 million over 2008.

•                  Interest expense increases approximately $15 million to $25 million over 2008 levels.

•                  Allowance for funds used during construction — equity to remain consistent with 2008 levels.

•                  An effective tax rate for continuing operations of approximately 33 percent to 35 percent.

•                  Average common stock and equivalents of approximately 457 million shares.

Item 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See discussion in Derivatives, Risk Management and Market Risks in Item 2 — Management’s Discussion and Analysis.

Item 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Xcel Energy maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports under the Exchange Act is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of Xcel Energy’s management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that Xcel Energy’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

No change in Xcel Energy’s internal control over financial reporting has occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Xcel Energy’s internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1 — LEGAL PROCEEDINGS

In the normal course of business, various lawsuits and claims have arisen against Xcel Energy. After consultation with legal counsel, Xcel Energy has recorded an estimate of the probable cost of settlement or other disposition for such matters.

Additional Information

See Notes 6 and 7 to the consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion of legal proceedings, including Regulatory Matters and Commitments and Contingent Liabilities, which are hereby incorporated by reference. Reference also is made to Item 3 and Notes 16 and 17 of Xcel Energy’s consolidated financial statements in its Annual Report on Form 10-K for the year ended Dec. 31, 2008, for a description of certain legal proceedings presently pending.

Item 1A — RISK FACTORS

Xcel Energy’s risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2008, which is incorporated herein by reference.  There have been no material changes to risk factors.

Item 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

				Maximum Number
			Total Number of	(or Approximate
			Shares Purchased as	Dollar Value) of Shares
			Part of Publicly	That May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased	Paid per Share	Programs	Plans or Programs
Jan. 1, 2009 — Jan. 31, 2009	—	N/A	—	—
Feb. 1, 2009 — Feb. 28, 2009 (a)	17,076	$18.60	—	—
March 1, 2009 — March 31, 2009 (b)	11,317	17.42	—	—
Total	28,393		—	—

(a)	Xcel Energy or one of its agents periodically purchases common shares in order to satisfy obligations under the Stock Equivalent Plan for Non-Employee Directors.
(b)

The repurchase of shares noted in the table above was made pursuant to the Xcel Energy Executive Annual Incentive Award Plan. The shares were returned to Xcel Energy on behalf of some of the participants receiving an incentive award of common shares to effectuate the payment of federal and state income taxes on the award.

Item 6 — EXHIBITS

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

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XCEL ENERGY INC.
(Registrant)

April 30, 2009	By:	/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller
(Principal Accounting Officer)

/s/ BENJAMIN G.S. FOWKE III
Benjamin G.S. Fowke III
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)