Form 10-Q
period 2010-03-31
XCEL ENERGY INC
filed 2010-04-30
CIK 72903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2010
Common Stock, $2.50 par value	459,565,063 shares

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

PART I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

XCEL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Operating revenues
Electric	$1,995,592	$1,886,557
Natural gas	790,150	788,676
Other	21,720	20,309
Total operating revenues	2,807,462	2,695,542

Operating expenses
Electric fuel and purchased power	988,478	924,748
Cost of natural gas sold and transported	581,113	591,765
Cost of sales — other	7,692	5,366
Other operating and maintenance expenses	480,973	471,894
Conservation and demand side management program expenses	58,039	45,219
Depreciation and amortization	206,126	208,715
Taxes (other than income taxes)	81,376	77,038
Total operating expenses	2,403,797	2,324,745

Operating income	403,665	370,797

Other income, net	975	2,352
Equity earnings of unconsolidated subsidiaries	7,401	3,142
Allowance for funds used during construction — equity	13,290	18,227

Interest charges and financing costs
Interest charges — includes other financing costs of $5,011 and $5,038, respectively	143,830	141,803
Allowance for funds used during construction — debt	(7,737)	(10,228)
Total interest charges and financing costs	136,093	131,575

Income from continuing operations before income taxes	289,238	262,943
Income taxes	121,898	87,125
Income from continuing operations	167,340	175,818
Loss from discontinued operations, net of tax	(222)	(1,751)
Net income	167,118	174,067
Dividend requirements on preferred stock	1,060	1,060
Earnings available to common shareholders	$166,058	$173,007

Weighted average common shares outstanding:
Basic	458,918	455,192
Diluted	459,697	455,952

Earnings per average common share:
Basic	$0.36	$0.38
Diluted	0.36	0.38

Cash dividends declared per common share	$0.25	$0.24

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands of dollars)

	Three Months Ended March 31,
	2010	2009

Operating activities
Net income	$167,118	$174,067
Remove loss from discontinued operations	222	1,751
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	210,481	213,102
Conservation and demand side management program expenses	7,757	6,826
Nuclear fuel amortization	25,980	19,290
Deferred income taxes	77,163	44,638
Amortization of investment tax credits	(1,594)	(1,738)
Allowance for equity funds used during construction	(13,290)	(18,227)
Equity earnings of unconsolidated subsidiaries	(7,401)	(3,142)
Dividends from equity method investees	7,855	6,015
Share-based compensation expense	7,129	9,337
Net realized and unrealized hedging and derivative transactions	(14,875)	37,097
Changes in operating assets and liabilities:
Accounts receivable	(7,222)	114,182
Accrued unbilled revenues	172,732	223,906
Inventories	113,784	215,901
Recoverable purchased natural gas and electric energy costs	(8,109)	7,988
Other current assets	26,368	(5,207)
Accounts payable	(199,311)	(239,175)
Net regulatory assets and liabilities	34,138	28,376
Other current liabilities	283	28,107
Change in other noncurrent assets	(3,038)	192
Change in other noncurrent liabilities	(10,730)	(19,609)
Operating cash flows used in discontinued operations	(29,901)	(31,129)
Net cash provided by operating activities	555,539	812,548

Investing activities
Utility capital/construction expenditures	(481,242)	(477,838)
Allowance for equity funds used during construction	13,290	18,227
Purchase of investments in external decommissioning fund	(910,889)	(396,527)
Proceeds from the sale of investments in external decommissioning fund	916,541	395,815
Investment in WYCO Development LLC	(1,237)	(14,170)
Change in restricted cash	(168)	—
Other investments	3,593	1,249
Net cash used in investing activities	(460,112)	(473,244)

Financing activities
Proceeds (repayment) of short-term borrowings, net	7,000	(17,235)
Repayment of long-term debt, including reacquisition premiums	(25,355)	(167,905)
Proceeds from issuance of common stock	2,589	1,270
Dividends paid	(105,965)	(101,744)
Net cash used in financing activities	(121,731)	(285,614)

Net increase (decrease) in cash and cash equivalents	(26,304)	53,690
Net decrease in cash and cash equivalents — discontinued operations	(1,981)	(1,573)
Cash and cash equivalents at beginning of period	107,789	249,198
Cash and cash equivalents at end of period	$79,504	$301,315
Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(132,578)	$(152,517)
Cash paid for income taxes, net	(393)	(2,761)
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$27,396	$30,008
Supplemental disclosure of non-cash financing transactions:
Issuance of common stock for reinvested dividends and 401(k) plans	$17,010	$26,973

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands of dollars)

	March 31, 2010	Dec. 31, 2009
Assets
Current assets
Cash and cash equivalents	$79,504	$107,789
Accounts receivable, net	748,058	729,409
Accrued unbilled revenues	521,317	694,049
Inventories	452,421	566,205
Recoverable purchased natural gas and electric energy costs	64,853	56,744
Derivative instruments valuation	56,984	97,700
Prepayments and other	289,276	359,560
Current assets related to discontinued operations	131,881	151,955
Total current assets	2,344,294	2,763,411

Property, plant and equipment, net	18,744,541	18,508,296

Other assets
Nuclear decommissioning fund and other investments	1,418,665	1,381,791
Regulatory assets	2,259,844	2,287,636
Derivative instruments valuation	275,124	289,530
Other	147,531	140,367
Noncurrent assets related to discontinued operations	144,502	117,397
Total other assets	4,245,666	4,216,721
Total assets	$25,334,501	$25,488,428

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$544,356	$543,814
Short-term debt	466,000	459,000
Accounts payable	842,794	1,083,127
Taxes accrued	302,256	232,964
Accrued interest	153,069	157,253
Dividends payable	113,566	113,147
Derivative instruments valuation	46,972	46,554
Other	286,621	350,318
Current liabilities related to discontinued operations	4,204	29,080
Total current liabilities	2,759,838	3,015,257

Deferred credits and other liabilities
Deferred income taxes	3,386,149	3,336,354
Deferred investment tax credits	97,696	99,290
Regulatory liabilities	1,192,487	1,222,833
Asset retirement obligations	895,718	881,479
Derivative instruments valuation	306,028	307,770
Customer advances	286,733	295,470
Pension and employee benefit obligations	832,779	838,067
Other	249,698	211,666
Noncurrent liabilities related to discontinued operations	3,636	3,389
Total deferred credits and other liabilities	7,250,924	7,196,318

Commitments and contingent liabilities
Capitalization
Long-term debt	7,862,888	7,888,628
Preferred stockholders’ equity – authorized 7,000,000 shares of $100 par value; outstanding shares: 1,049,800	104,980	104,980
Common stockholders’ equity – authorized 1,000,000,000 shares of $2.50 par value; outstanding shares: March 31, 2010 – 459,215,241; Dec. 31, 2009 – 457,509,263	7,355,871	7,283,245
Total liabilities and equity	$25,334,501	$25,488,428

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Common Stock Issued				Accumulated	Total
			Additional		Other	Common
			Paid In	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Earnings	Income (Loss)	Equity
Three Months Ended March 31, 2010 and 2009
Balance at Dec. 31, 2008	453,792	$1,134,480	$4,695,019	$1,187,911	$(53,669)	$6,963,741
Net income				174,067		174,067
Changes in unrecognized amounts of pension and retiree medical benefits, net of tax of $254					369	369
Net derivative instrument fair value changes during the period, net of tax of $801					1,200	1,200
Unrealized loss - marketable securities, net of tax of $(64)					(96)	(96)
Comprehensive income for the period						175,540
Dividends declared:
Cumulative preferred stock				(1,060)		(1,060)
Common stock				(108,447)		(108,447)
Issuances of common stock	1,464	3,661	8,718			12,379
Share-based compensation			6,929			6,929
Balance at March 31, 2009	455,256	$1,138,141	$4,710,666	$1,252,471	$(52,196)	$7,049,082

Balance at Dec. 31, 2009	457,509	$1,143,773	$4,769,980	$1,419,201	$(49,709)	$7,283,245
Net income				167,118		167,118
Changes in unrecognized amounts of pension and retiree medical benefits, net of tax of $295					419	419
Net derivative instrument fair value changes during the period, net of tax of $460					652	652
Unrealized gain - marketable securities, net of tax of $8					11	11
Comprehensive income for the period						168,200
Dividends declared:
Cumulative preferred stock				(1,060)		(1,060)
Common stock				(112,951)		(112,951)
Issuances of common stock	1,706	4,265	8,379			12,644
Share-based compensation			5,793			5,793
Balance at March 31, 2010	459,215	$1,148,038	$4,784,152	$1,472,308	$(48,627)	$7,355,871

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of Xcel Energy Inc. and its subsidiaries (collectively, Xcel Energy) as of March 31, 2010 and Dec. 31, 2009; the results of its operations and changes in stockholders’ equity for the three months ended March 31, 2010 and 2009; and its cash flows for the three months ended March 31, 2010 and 2009. All adjustments are of a normal, recurring nature, except as otherwise disclosed.  Management has also evaluated the impact of events occurring after March 31, 2010 up to the date of issuance of these consolidated financial statements.  These statements contain all necessary adjustments and disclosures resulting from that evaluation.  The Dec. 31, 2009 balance sheet information has been derived from the audited 2009 financial statements.  These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  For further information, refer to the consolidated financial statements and notes thereto included in the Xcel Energy Annual Report on Form 10-K for the year ended Dec. 31, 2009, filed with the SEC on Feb. 26, 2010.  Due to the seasonality of Xcel Energy’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1.     Summary of Significant Accounting Policies

Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2009, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

Reclassifications — Conservation and demand side management program expenses for the three months ended March 31, 2009 were reclassified as a separate item from depreciation and amortization expenses within the consolidated statements of cash flows.  The reclassification did not have an impact on net cash provided by operating activities.

2.     Accounting Pronouncements

Recently Adopted

Consolidation of Variable Interest Entities — In June 2009, the Financial Accounting Standards Board (FASB) issued new guidance on consolidation of variable interest entities.  The guidance affects various elements of consolidation, including the determination of whether an entity is a variable interest entity and whether an enterprise is a variable interest entity’s primary beneficiary.  These updates to the FASB Accounting Standards Codification (ASC or Codification) are effective for interim and annual periods beginning after Nov. 15, 2009.  Xcel Energy implemented the guidance on Jan. 1, 2010, and the implementation did not have a material impact on its consolidated financial statements.  For further information and required disclosures regarding variable interest entities, see Note 7 to the consolidated financial statements.

Fair Value Measurement Disclosures — In January 2010, the FASB issued Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements (Accounting Standards Update (ASU) No. 2010-06), which updates the Codification to require new disclosures for assets and liabilities measured at fair value.  The requirements include expanded disclosure of valuation methodologies for fair value measurements, transfers between levels of the fair value hierarchy, and gross rather than net presentation of certain changes in Level 3 fair value measurements.  The updates to the Codification contained in ASU No. 2010-06 were effective for interim and annual periods beginning after Dec. 15, 2009, except for requirements related to gross presentation of certain changes in Level 3 fair value measurements, which are effective for interim and annual periods beginning after Dec. 15, 2010.  Xcel Energy implemented the portions of the guidance required on Jan. 1, 2010, and the implementation did not have a material impact on its consolidated financial statements.  For further information and required disclosures, see Note 10 to the consolidated financial statements.

3.            Selected Balance Sheet Data

(Thousands of Dollars)	March 31, 2010	Dec. 31, 2009
Accounts receivable, net
Accounts receivable	$801,490	$785,512
Less allowance for bad debts	(53,432)	(56,103)
	$748,058	$729,409
Inventories
Materials and supplies	$180,771	$172,993
Fuel	188,926	221,457
Natural gas	82,724	171,755
	$452,421	$566,205
Property, plant and equipment, net
Electric plant	$22,724,754	$22,589,071
Natural gas plant	3,305,785	3,269,934
Common and other property	1,507,366	1,492,463
Construction work in progress	1,971,997	1,769,545
Total property, plant and equipment	29,509,902	29,121,013
Less accumulated depreciation	(11,057,241)	(10,914,509)
Nuclear fuel	1,753,537	1,737,469
Less accumulated amortization	(1,461,657)	(1,435,677)
	$18,744,541	$18,508,296

4.     Discontinued Operations

Results of operations for divested businesses are reported, for all periods presented, as discontinued operations.  The majority of current and noncurrent assets related to discontinued operations are deferred tax assets associated with temporary differences and net operating loss (NOL) and tax credit carryforwards that will be deductible in future years.

The major classes of assets and liabilities related to discontinued operations are as follows:

(Thousands of Dollars)	March 31, 2010	Dec. 31, 2009
Cash	$5,878	$7,859
Deferred income tax benefits	63,395	106,770
Other current assets	62,608	37,326
Current assets related to discontinued operations	$131,881	$151,955

Deferred income tax benefits	$121,956	$95,424
Other noncurrent assets	22,546	21,973
Noncurrent assets related to discontinued operations	$144,502	$117,397

Accounts payable	$373	$445
Other current liabilities	3,831	28,635
Current liabilities related to discontinued operations	$4,204	$29,080

Noncurrent liabilities related to discontinued operations	$3,636	$3,389

5.     Income Taxes

Corporate Owned Life Insurance (COLI) — In 2007, Xcel Energy and the U. S. government settled an ongoing dispute regarding PSCo’s right to deduct interest expense on policy loans related to its COLI program that insured lives of certain PSCo employees.  These COLI policies were owned and managed by P.S.R. Investments, Inc. (PSRI), a wholly owned subsidiary of PSCo.  Xcel Energy paid the U. S. government a total of $64.4 million in settlement of the U. S. government’s claims for tax, penalty, and interest for tax years 1993 through 2007.  Xcel Energy surrendered the policies to its insurer on Oct. 31, 2007, without recognizing a taxable gain.  As a result of the settlement, the lawsuit filed by Xcel Energy in the United States District Court has been dismissed and the Tax Court proceedings are in the process of being dismissed.

As part of the Tax Court proceedings, during the first quarter of 2010, Xcel Energy and the IRS (Internal Revenue Service) reached an agreement in principle after a two year financial reconciliation of Xcel Energy’s statements of account, dating back to tax year 1993.  This tax and interest analysis required a comprehensive review of all of Xcel Energy’s tax filings since 1993.  Upon completion of this review, PSRI recorded a net non-recurring adjustment of approximately $10 million (including $7.7 million tax expense and $2.3 million interest expense, net of tax), or $0.02 per share during the current period.  Xcel Energy anticipates that the Tax Court proceedings will be dismissed in 2010.

Medicare Part D Subsidy Reimbursements — In March 2010, the Patient Protection and Affordable Care Act was signed into law.  The law includes provisions to generate tax revenue to help offset the cost of the new legislation.  One of these provisions reduces the deductibility of retiree health care costs to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D coverage, beginning in 2013.  Based on this provision, Xcel Energy is subject to additional taxes and is required to reverse previously recorded tax benefits in the period of enactment.  Xcel Energy expensed approximately $17 million, or $0.04 per share, of previously recognized tax benefits relating to Medicare Part D subsidies during the first quarter of 2010.  Xcel Energy does not expect the $17 million of additional tax expense to recur in future periods.  The 2010 effective tax rate will increase due to additional tax expense of approximately $4 million associated with current year retiree health care accruals.

Federal Audit — Xcel Energy files a consolidated federal income tax return.  In the first quarter of 2010, the IRS completed an examination of Xcel Energy’s federal income tax returns of tax years 2006 and 2007.  The IRS did not propose any material adjustments for those tax years.  The statute of limitations applicable to Xcel Energy’s 2006 federal income tax return expires on Aug. 28, 2010.

State Audits — Xcel Energy files consolidated state tax returns based on income in its major operating jurisdictions of Colorado, Minnesota, Texas, and Wisconsin, and various other state income-based tax returns.  As of March 31, 2010, Xcel Energy’s earliest open tax years that are subject to examination by state taxing authorities in its major operating jurisdictions are as follows:

State	Year
Colorado	2004
Minnesota	2004
Texas	2005
Wisconsin	2005

The state of Texas has notified Xcel Energy of its intent to audit tax years 2006 and 2007.  The audit will commence in the second quarter of 2010.  There currently are no other state income tax audits in progress.  In 2009, Xcel Energy received a request for information from the state of Minnesota relating to tax years 2002 through 2007 in order to determine whether to undertake an audit of those years.  As of March 31, 2010, the state of Minnesota had not informed Xcel Energy of its intentions.

Unrecognized Tax Benefits — The unrecognized tax benefit balance includes permanent tax positions, which if recognized would affect the annual effective tax rate (ETR).  In addition, the unrecognized tax benefit balance includes temporary tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  A change in the period of deductibility would not affect the ETR but would accelerate the payment of cash to the taxing authority to an earlier period.

A reconciliation of the amount of unrecognized tax benefit in continuing operations is as follows:

(Millions of Dollars)	March 31, 2010	Dec. 31, 2009
Unrecognized tax benefit - Permanent tax positions	$4.0	$4.0
Unrecognized tax benefit - Temporary tax positions	20.8	19.7
Unrecognized tax benefit balance	$24.8	$23.7

A reconciliation of the amount of unrecognized tax benefit in discontinued operations is as follows:

(Millions of Dollars)	March 31, 2010	Dec. 31, 2009
Unrecognized tax benefit - Permanent tax positions	$6.6	$6.6
Unrecognized tax benefit - Temporary tax positions	—	—
Unrecognized tax benefit balance	$6.6	$6.6

The unrecognized tax benefit amounts were reduced by the tax benefits associated with NOL and tax credit carryforwards.  The amounts of tax benefits associated with NOL and tax credit carryforward as reported in continuing operations and discontinued operations were as follows:

(Millions of Dollars)	March 31, 2010	Dec. 31, 2009
Continuing operations	$(9.2)	$(8.9)
Discontinued operations	(20.8)	(20.4)

The increase in the unrecognized tax benefit balance reported in continuing operations of $1.1 million from Dec. 31, 2009 to March 31, 2010 was due primarily to the addition of similar uncertain tax positions related to ongoing activity.  Xcel Energy’s amount of unrecognized tax benefits for continuing operations could significantly change in the next 12 months as the Texas audit begins and when the IRS and other state audits resume.  At this time, due to the uncertain nature of the audit process, it is not reasonably possible to estimate an overall range of possible change.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards.  A reconciliation of the beginning and ending amount of the payable for interest related to unrecognized tax benefits reported in continuing operations is as follows:

(Millions of Dollars)	2010	2009
Payable for interest related to unrecognized tax benefits at Jan. 1	$(0.4)	$(1.9)
Interest expense related to unrecognized tax benefits	(0.1)	(0.3)
Payable for interest related to unrecognized tax benefits at March 31	$(0.5)	$(2.2)

A reconciliation of the beginning and ending amount of the receivable for interest related to unrecognized tax benefits reported in discontinued operations is as follows:

(Millions of Dollars)	2010	2009
Receivable for interest related to unrecognized tax benefits at Jan. 1	$0.2	$1.5
Interest income related to unrecognized tax benefits	0.1	0.2
Receivable for interest related to unrecognized tax benefits at March 31	$0.3	$1.7

No amounts were accrued for penalties related to unrecognized tax benefits as of March 31, 2010 or Dec. 31, 2009.

6.     Rate Matters

Except to the extent noted below, the circumstances set forth in Note 16 to the consolidated financial statements included in Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2009 appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

NSP-Minnesota

Pending and Recently Concluded Regulatory Proceedings — Minnesota Public Utilities Commission (MPUC)

Base Rate

NSP-Minnesota Gas Rate Case — In November 2009, NSP-Minnesota filed a request with the MPUC to increase Minnesota natural gas rates by $16.2 million for 2010, which represents a 2.8 percent overall increase in customer bills.  The overall request seeks an additional $3.45 million, effective Jan. 1, 2011, for recovery of pension funding costs necessary to comply with federal law.  In December 2009, the MPUC voted to approve an interim rate increase of $11.1 million, subject to refund.  Interim rates went into effect on Jan. 11, 2010.

(Millions of Dollars)	Request
Rate increase	$16.2
Additional recovery of pension funding costs	3.45
Return on equity	11.0%
Equity ratio	52.46
Gas rate base	$441

The procedural schedule is listed below and a decision is expected in the fall of 2010.

•      Intervenor direct testimony on May 3, 2010;

•      NSP-Minnesota rebuttal testimony on June 2, 2010;

•      Surrebuttal testimony on June 15, 2010;

•      Evidentiary hearings on June 21 through 25, 2010;

•      Initial briefs on July 27, 2010;

•      Reply briefs and proposed findings on Aug. 19, 2010; and

•      Administrative law judge (ALJ) report on Oct. 1, 2010.

Electric, Purchased Gas and Resource Adjustment Clauses

Transmission Cost Recovery (TCR) Rider — The MPUC has approved a TCR rider, which allows annual adjustments to retail electric rates to provide recovery of incremental transmission investments between rate cases.  On April 1, 2010, the MPUC approved the 2010 TCR rider resulting in approximately $10.8 million in revenue, including initial costs associated with three of the four CapX 2020 transmission projects.  The MPUC did not allow 2010 recovery of $1.2 million in costs associated with the Brookings, S.D. transmission line because of uncertainty in cost allocation among utilities as the result of Midwest Independent Transmission System Operator, Inc. (MISO) tariff changes currently under development for filing with the Federal Energy Regulatory Commission (FERC) in July 2010.  The MPUC also expressed a desire to limit recovery based on initial project estimates and make adjustments in a rate case after a project is placed in service.  This approach to rider administration will not impact the 2010 TCR request.

Renewable Energy Standard (RES) Rider — The MPUC has approved a rider to recover the costs for utility-owned projects implemented in compliance with the Minnesota RES.  On April 1, 2010, the MPUC approved the 2010 RES rider that will result in $45.6 million in revenue.  As noted with the TCR rider above, the MPUC also expressed a desire to limit recovery based on initial project estimates and make adjustments in a rate case after a project is placed in service.  This approach to rider administration is not expected to have a material impact in 2010.

Annual Automatic Adjustment Report for 2007/2008 — In March 2010, the MPUC issued an order accepting the 2008 electric annual automatic adjustment report.  The order completes the MPUC review of NSP-Minnesota recovery of approximately $896 million of fuel and purchased energy costs for the period July 1, 2007 to June 30, 2008.  The MPUC had accepted the NSP-Minnesota 2008 natural gas report in 2009.

NSP-Wisconsin

Pending and Recently Concluded Regulatory Proceedings — Public Service Commission of Wisconsin (PSCW)

2009 Electric Fuel Cost Recovery — In April 2009, the PSCW initiated a fuel cost recovery proceeding under the Wisconsin fuel rules and set NSP-Wisconsin’s rates subject to refund with interest, pending a full review of 2009 fuel costs.  The PSCW has not yet completed its audit, but based on actual 2009 fuel costs, NSP-Wisconsin anticipates a $19.1 million fuel refund obligation.  In NSP-Wisconsin’s 2010 rate case decision, the PSCW authorized NSP-Wisconsin to apply $6.4 million of the 2009 fuel refund obligation to offset the 2010 Wisconsin retail electric rate increase.  The remainder, estimated at $12.7 million, was refunded to customers based on a per kilowatt hour credit applied to all sales from Feb. 16 through March 15, 2010.  Any difference between the final audited refund amount, including interest, and the actual amount refunded to customers will be deferred to NSP-Wisconsin’s next rate proceeding.

2010 Electric Fuel Cost Recovery — NSP-Wisconsin’s fuel and purchased power costs through March 2010 were approximately $1.8  million, or 4.5 percent lower than authorized in the 2010 electric rate case, which is outside the monthly and cumulative variance ranges for monitored fuel costs established by the PSCW.  Pursuant to the fuel rules, it is expected that during the second quarter of 2010, NSP-Wisconsin’s electric rates will be set subject to refund with interest at 10.4 percent, pending a full review of 2010 fuel costs.

PSCo

Pending and Recently Concluded Regulatory Proceedings — Colorado Public Utilities Commission (CPUC)

Base Rate

PSCo 2010 Electric Rate Case — In May 2009, PSCo filed with the CPUC a request to increase Colorado electric rates by $180.2 million, or 6.8 percent, effective in 2010.  The request was based on a 2010 forecast test year, an 11.25 percent return on equity (ROE), a rate base of $4.4 billion and an equity ratio of 58.05 percent.  In October 2009, PSCo filed rebuttal testimony and revised the requested rate increase to $177.4 million.

In November 2009, PSCo reached a settlement agreement with certain intervenors.  The settlement included an electric rate increase of approximately $136 million, effective Jan. 1, 2010.  The settlement was based on a 10.5 percent ROE and reflects PSCo’s actual capital structure.  The settlement was based on an historic test year, adjusted for 2010 known and measurable changes related to plant investment as well as certain operating costs.

In December 2009, the CPUC approved a rate increase of approximately $128.3 million.  The difference between the settlement rate increase and the approved amount was primarily related to adjustments related to rate base for non-major projects and an adjustment to interest on long-term debt.

In December 2009, due to the delay in Comanche Unit 3 coming online, the CPUC approved PSCo’s proposal to phase in the approved electric rate increase to reflect the actual cost of service.  This decision is not expected to have a material impact on PSCo or Xcel Energy’s financial results.  Under the plan, the following increases will be implemented:

•      A rate increase of $67 million was implemented on Jan. 1, 2010.  The adjustments to the rate increase, because of the delay of the in-service date of Comanche Unit 3, include reduced operating and maintenance expenses (O&M), property taxes, the impact of a delay in changes to jurisdictional allocators and depreciation expenses;

•      Base rates will increase to $121 million, once Comanche Unit 3 goes into service; and

•      Finally, base rates will increase to $128.3 million on Jan. 1, 2011 to reflect 2011 property taxes.

Several parties, including PSCo and the Office of Consumer Counsel (OCC), filed motions for reconsideration.  On April 19, 2010, the CPUC granted PSCo’s request to not include long-term debt interest in the working capital calculation, which increases the revenue deficiency recovered under the order by approximately $2.2 million, and denied all other requests for reconsideration.

Although PSCo had anticipated that Comanche Unit 3 would come online by the end of the first quarter of 2010, the testing of Comanche Unit 3 was initiated and has resulted in a noise that has been objectionable to some neighbors of the plant.  PSCo has arranged for the fabrication of baffles to be installed that are expected to mitigate the noise.  After the installation and testing of the corrective action, PSCo expects Comanche Unit 3 to go into service in the second quarter of 2010.

Unreasonable Rates for Natural Gas Formal Complaint — In July 2009, the trial advocacy staff of the CPUC proposed a formal draft complaint against PSCo for unjust and unreasonable rates for natural gas service associated with earnings in excess of PSCo’s authorized return that occurred in 2008.  In January 2010, the CPUC opened a proceeding and assigned this matter to an ALJ.

The procedural schedule in the case has been set as follows:

•      Direct testimony of CPUC staff on May 10, 2010;

•      PSCo answer testimony on June 28, 2010;

•      Staff rebuttal testimony on July 19, 2010;

•      Surrebuttal testimony on Aug. 9, 2010; and

•      Hearings on Aug. 23 through Aug. 27, 2010.

PSCo filed certain information concerning its financial results for calendar year 2009 with the ALJ on April 19, 2010, and the CPUC staff is expected to file its direct case on May 10, 2010.

Renewable Energy Credit (REC) Sharing Settlement — In August 2009, PSCo filed an application seeking approval of treatment of margins associated with certain sales of Colorado RECs bundled with energy into California.  In January 2010, PSCo, the OCC, the CPUC staff, the Colorado governor’s energy office and Western Resource Advocates entered into a unanimous settlement in this case.  The settlement establishes a pilot program and defines certain margin splits during this pilot period.  The settlement provides that 10 percent of margins will go to carbon offsets, 40 percent of the first $10 million in margins, 35 percent of the next $20 million and 30 percent of all remaining margins will go to PSCo with all remaining margins going to Colorado retail customers as a credit toward renewable energy projects.  The unanimous settlement also clarified that margins associated with RECs bundled with Colorado energy would be shared 20 percent to PSCo and 80 percent to customers and margins associated with sales of stand-alone renewable energy credits without energy would be credited 100 percent to customers.  The CPUC approved the settlement in oral deliberations on April 21, 2010.  A written order is expected to follow.

Pending and Recently Concluded Regulatory Proceedings — FERC

Wholesale Rate Case — In 2009, PSCo proposed to increase Colorado wholesale rates by $30 million based on a 12.5 percent ROE, a 58 percent equity ratio and an electric production rate base of $315 million.  PSCo has requested that the FERC suspend action on the filing to allow time for settlement negotiations as PSCo is in settlement discussions with its wholesale customers.  PSCo expects rates subject to refund to go into effect later in 2010.

SPS

Pending and Recently Concluded Regulatory Proceedings — Public Utility Commission of Texas (PUCT)

Base Rate

Lubbock Electric Distribution Assets — In November 2009, SPS entered into an agreement with the city of Lubbock, Texas (City of Lubbock), in which SPS will sell its electric distribution system assets within the city limits to the City of Lubbock for approximately $87 million.  As part of this transaction, SPS will continue to provide the wholesale power to meet the electric load for the customers that SPS currently serves.  The wholesale power agreements provide for formula rates that change annually based on the actual cost of service.  The formula rate with West Texas Municipal Power Agency (WTMPA) reflects an initial 10.5 percent ROE.  All or portions of this transaction are subject to review and approval by the PUCT, the New Mexico Public Regulation Commission (NMPRC) and the FERC.  This transaction is expected to close late in 2010.  It is anticipated that any resulting gain on the sale of assets will be shared with retail customers in Texas.

The FERC has accepted the amended WTMPA full-requirements contract.  Parties in the Texas proceeding have begun settlement talks.

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

Golden Spread Complaint Settlement — In December 2007, SPS reached a settlement with Golden Spread (which now includes Lyntegar Electric) and Occidental regarding base rate and fuel issues raised in the complaint described above as well as a subsequent rate proceeding.  In April 2008, the FERC approved the settlement, which resolved all issues pertaining to Golden Spread that were the subject of the Complaint; implemented a formula rate and extended the term of its partial requirements sale to Golden Spread beginning 2012 at 500 megawatts (MW) and ramping down to 200 MW for the two years prior to the end of the term in 2019.  The settlement made the extended purchase contingent on certain state approvals.  Golden Spread agreed to hold SPS harmless from any future adverse regulatory treatment regarding the proposed sale and SPS agreed to contingent payments ranging from $3 million to a maximum of $12 million, payable in 2012, in the event that there is an adverse cost assignment decision or a failure to obtain state approvals.  Requests for certain state approvals have been obtained from the PUCT and NMPRC.

New Mexico Cooperatives’ Complaint Settlement — In January 2010, SPS reached a settlement with Farmers’ Electric Cooperative of New Mexico, Lea County Electric Cooperative, Central Valley Electric Cooperative and Roosevelt County Electric Cooperative, all wholesale customers of SPS located in New Mexico, and Occidental regarding the same base rate and fuel issues raised in the complaint described above.  The settlement with these wholesale customers is now pending approval by the FERC.  The settlement resolves all issues arising from the complaint docket and implements a replacement contract with a formula production rate at 10.5 percent ROE and extended term of its requirements sale to the four wholesale customers.  The four wholesale customers must reduce their system average cost power purchases by 90 to 100 MW in 2012, and implement staged reductions in system average cost power purchases through the term of the agreement, which terminates on May 31, 2026.  The settlement made the replacement contract contingent on certain state approvals.  In the event not all regulatory approvals are received, the settlement includes a one time total contingent payment of $12 million by SPS to these wholesale customers.  These wholesale customers agreed to hold SPS harmless from any future adverse regulatory treatment regarding the proposed wholesale power sale.

Order on Wholesale Rate Complaints — In April 2008, the FERC issued its Order on the Complaint applied to the remaining non-settling parties.  The Order addresses base rate issues for the period from Jan. 1, 2005 through June 30, 2006, for SPS’ full requirements customers who pay traditional cost-based rates and requires certain refunds.

Several parties, including SPS, filed requests for rehearing on the order.  These requests are pending before the FERC.  In July 2008, SPS submitted its compliance report to the FERC and calculated the base rate refund for the 18-month period to be $6.1 million and the fuel refund to be $4.4 million.  Several wholesale customers have protested the calculations.  Once the final refund amounts are approved by the FERC, interest will be added to the refund due to the remaining non-settled customers.  As of March 31, 2010, SPS has accrued an amount sufficient to cover the estimated refund obligation.

7.    Commitments and Contingent Liabilities

Except to the extent noted below and in Note 6 to the consolidated financial statements in this Quarterly Report on Form 10-Q, the circumstances set forth in Notes 16, 17 and 18 to the consolidated financial statements included in Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2009, appropriately represent, in all material respects, the current status of commitments and contingent liabilities, including those regarding public liability for claims resulting from any nuclear incident, and are incorporated herein by reference.  The following include contingencies and unresolved contingencies that are material to Xcel Energy’s financial position.

Commitments

Variable Interest Entities — Effective Jan. 1, 2010, Xcel Energy adopted new guidance on consolidation of variable interest entities contained in ASC 810 Consolidation.  The guidance requires enterprises to consider the activities that most significantly impact an entity’s financial performance, and power to direct those activities, when determining whether an entity is a variable interest entity and whether an enterprise is a variable interest entity’s primary beneficiary.

Purchased Power Agreements — The utility subsidiaries of Xcel Energy have entered into agreements with other utilities and energy suppliers for purchased power to meet system load and energy requirements, replace generation from company-owned units under maintenance or during outages, and meet operating reserve obligations.

NSP-Minnesota, PSCo and SPS have various pay-for-performance contracts with expiration dates through the year 2034.  In general, these contracts provide for energy payments based on actual power taken under the contracts as well as capacity payments.  Capacity payments are typically contingent on the independent power producing entity meeting certain contract obligations, including plant availability requirements.  Certain contractual payments are adjusted based on market indices; however, the effects of price adjustments are mitigated through purchased energy cost recovery mechanisms.

Xcel Energy is not subject to risk of loss from the operations of these entities, and no significant financial support has been, or is in the future required to be provided other than contractual payments for energy and capacity set forth in purchased power agreements.

Certain natural gas and biomass fueled purchased power agreements that either reimburse the independent power producing entities for fuel costs, or contain tolling arrangements under which Xcel Energy procures the fuel required to produce the energy it purchases, have been determined to be variable interest entities.

Xcel Energy has evaluated each of these variable interest entities for possible consolidation, including review of qualitative factors such as the length and terms of the contract, control over operations and maintenance, historical and estimated future fuel and electricity prices, and financing activities; including the maintenance of debt to equity financing ratios.  Xcel Energy has concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance.  As of March 31, 2010 and Dec. 31, 2009, Xcel Energy had approximately 5,012 MW of capacity under long-term purchased power agreements with entities that have been determined to be variable interest entities.

Fuel Contracts — SPS purchases all of its coal requirements for its Harrington and Tolk electric generating stations from TUCO, Inc. (TUCO) under contracts for those facilities that expire in 2016 and 2017, respectively.  TUCO arranges for the purchase, receiving, transporting, unloading, handling, crushing, weighing, and delivery of coal to meet SPS’ requirements.  TUCO is responsible for negotiating and administering contracts with coal suppliers, transporters and handlers.

No significant financial support has been, or is in the future, required to be provided to TUCO by SPS, other than contractual payments for delivered coal.  However, the fuel contracts have been determined to create a variable interest in TUCO due to SPS’ reimbursement of certain fuel procurement costs.  SPS has evaluated the TUCO coal supply contracts and has concluded that it is not the primary beneficiary because SPS does not have the power to direct the activities that most significantly impact TUCO’s economic performance.

Low-Income Housing Limited Partnerships — Eloigne Company (Eloigne) and NSP-Wisconsin have entered into limited partnerships for the construction and operation of affordable rental housing developments which qualify for low-income housing tax credits.  Xcel Energy has determined Eloigne and NSP-Wisconsin’s low-income housing limited partnerships to be variable interest entities primarily due to contractual arrangements within each limited partnership that establish sharing of ongoing voting control and profits and losses that does not consistently align with the partners’ proportional equity ownership.  These limited partnerships are designed to qualify for low-income housing tax credits, and Eloigne and NSP-Wisconsin generally receive a larger allocation of the tax credits than the general partners at inception of the arrangements.  It has been determined that Eloigne and NSP-Wisconsin have the power to direct the activities that most significantly impact these entities’ economic performance, and therefore Xcel Energy consolidates these limited partnerships in its consolidated financial statements.

Equity financing for these entities has been provided by Eloigne and NSP-Wisconsin and the general partner of each limited partnership, and Xcel Energy’s risk of loss is limited to its capital contributions, adjusted for any distributions and its share of undistributed profits and losses; no significant additional financial support has been, or is in the future, required to be provided to the limited partnerships by Eloigne or NSP-Wisconsin.  Mortgage-backed debt typically comprises the majority of the financing at inception of each limited partnership and is paid over the life of the limited partnership arrangement.  Obligations of the limited partnerships are generally secured by the low income housing properties of each limited partnership, and the creditors of each limited partnership have no significant recourse to Xcel Energy or its subsidiaries.  Likewise, the assets of the limited partnerships may only be used to settle obligations of the limited partnerships, and not those of Xcel Energy or its subsidiaries.

Amounts reflected in Xcel Energy’s consolidated balance sheets for the Eloigne and NSP-Wisconsin low-income housing limited partnerships include the following:

(Thousands of Dollars)	March 31, 2010	Dec. 31, 2009
Current assets	$4,157	$3,674
Property, plant and equipment, net	102,677	103,552
Other noncurrent assets	7,653	7,577
Total assets	$114,487	$114,803

Current liabilities	$14,226	$12,315
Mortgages and other long-term debt payable	53,160	54,927
Other noncurrent liabilities	8,261	8,250
Total liabilities	$75,647	$75,492

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

Site Remediation — Xcel Energy must pay all or a portion of the cost to remediate sites where past activities of its subsidiaries or other parties have caused environmental contamination.  Environmental contingencies could arise from various situations, including sites of former manufactured gas plants (MGPs) operated by Xcel Energy subsidiaries, predecessors, or other entities; and third-party sites, such as landfills, for which Xcel Energy is alleged to be a PRP that sent hazardous materials and wastes.  At March 31, 2010, the liability for the cost of remediating these sites was estimated to be $102.3 million, of which $6.4 million was considered to be a current liability.

Manufactured Gas Plant Sites

Ashland MGP Site — NSP-Wisconsin has been named a PRP for creosote and coal tar contamination at a site in Ashland, Wis.  The Ashland/Northern States Power Lakefront Superfund Site (Ashland site) includes property owned by NSP-Wisconsin, which was previously an MGP facility and two other properties: an adjacent city lakeshore park area, on which an unaffiliated third party previously operated a sawmill; and an area of Lake Superior’s Chequamegon Bay adjoining the park.

In September 2002, the Ashland site was placed on the National Priorities List.  A final determination of the scope and cost of the remediation of the Ashland site is not currently expected until sometime in 2010.  In October 2004, the state of Wisconsin filed a lawsuit in Wisconsin state court for reimbursement of past oversight costs incurred at the Ashland site between 1994 and March 2003 in the approximate amount of $1.4 million.  The state also alleged a claim for forfeitures and interest.  This litigation was resolved in the first quarter of 2009, and all costs paid to the state are expected to be recoverable in rates.

In 2009, the Environmental Protection Agency (EPA) issued its proposed remedial action plan (PRAP).  The estimated remediation costs for the cleanup proposed by the EPA in the PRAP range between $94.4 million and $112.8 million.  NSP-Wisconsin submitted comments to EPA in response to the PRAP, and indicated that it had serious concerns about the cleanup approach proposed by the EPA.  It is expected that the EPA will select a final remedial action plan sometime in 2010.

NSP-Wisconsin’s potential liability, the actual cost of remediating the Ashland site and the time frame over which the amounts may be paid out are not determinable until the EPA selects a remediation strategy for the entire site and determines NSP-Wisconsin’s level of responsibility.  NSP-Wisconsin continues to work with the Wisconsin Department of Natural Resources to access state and federal funds to apply to the ultimate remediation cost of the entire site.  NSP-Wisconsin has recorded a liability of $97.5 million based upon the minimum of the range of remediation costs established by the PRAP, together with estimated outside legal, consultant and remedial design costs.  NSP-Wisconsin has deferred, as a regulatory asset, the costs accrued for the Ashland site based on an expectation that the PSCW will continue to allow NSP-Wisconsin to recover payments for environmental remediation from its customers.  The PSCW has consistently authorized recovery in NSP-Wisconsin rates of all remediation costs incurred at the Ashland site and has authorized recovery of similar remediation costs for other Wisconsin utilities.  External MGP remediation costs are subject to deferral in the Wisconsin retail jurisdiction and are reviewed for prudence as part of the Wisconsin biennial retail rate case process.

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

Third Party and Other Environmental Site Remediation

Asbestos Removal — Some of Xcel Energy’s facilities contain asbestos.  Most asbestos will remain undisturbed until the facilities that contain it are demolished or renovated.  Xcel Energy has recorded an estimate for final removal of the asbestos as an asset retirement obligation (ARO).  See additional discussion of AROs in Note 17 to the Xcel Energy Annual Report on Form 10-K for the year ended Dec. 31, 2009.  It may be necessary to remove some asbestos to perform maintenance or make improvements to other equipment.  The cost of removing asbestos as part of other work is immaterial and is recorded as incurred as operating expenses for maintenance projects, capital expenditures for construction projects or removal costs for demolition projects.

Other Environmental Requirements

Colorado Clean Air-Clean Jobs Act — The Colorado Clean Air-Clean Jobs Act (the Act) was signed into law on April 19, 2010.  The Act establishes a timeline and regulatory framework for rate-regulated utilities in Colorado to develop a plan to potentially retrofit, retire or replace 900 MW or more of aging coal-fired electric generating capacity.  The plan must result in a reduction of 70 to 80 percent in nitrogen oxide (NOx) emissions from affected coal-fired power plants by 2018 or sooner to meet current and reasonably foreseeable Clean Air Act (CAA) emission reduction mandates.

Under the emission reduction plan, PSCo may retrofit its existing coal-fired plants with emission controls or retire and replace the plants with natural gas-fired generation or other low emitting resources.  The Act specifically requires PSCo to study the early retirement of up to 900 MW of existing coal-fired capacity, but does not require any retirement unless, among other things, the retirement can be accomplished at a reasonable cost while protecting system reliability.  PSCo must submit its plan to the CPUC by Aug. 15, 2010 and the CPUC must act on the plan by Dec. 15, 2010.  Pursuant to the Act, PSCo is entitled to fully recover the costs that it prudently incurs in executing an approved emission reduction plan and is allowed a return on construction work in progress and annual changes in rates to recover plant costs.  The Act also makes interim rates permissible in Colorado, starting Jan. 1, 2012.

EPA Greenhouse Gas (GHG) Endangerment Finding — On Dec. 7, 2009, in response to the U. S. Supreme Court’s decision in Massachusetts v. EPA, 549 U. S. 497 (2007), the EPA issued its “endangerment” finding that GHG emissions endanger public health and welfare and that emissions from motor vehicles contribute to the GHGs in the atmosphere.  This endangerment finding creates a mandatory duty for the EPA to regulate GHGs from light duty vehicles.  On April 1, 2010, the EPA issued GHG efficiency standards for light duty vehicles, which will take effect on Jan. 2, 2011.  The EPA takes the position that after Jan. 2, 2011, any permit issued for major stationary sources, such as power plants, must address GHG emissions through Best Available Control Technology review and emissions limits.

Clean Air Interstate Rule (CAIR) — In March 2005, the EPA issued the CAIR to further regulate sulfur dioxide (SO2) and NOx emissions.  The objective of CAIR is to cap emissions of SO2 and NOx in the eastern United States, including Minnesota, Texas and Wisconsin, which are within Xcel Energy’s service territory.  In response to the decisions by the U. S. Court of Appeals for the District of Columbia, which vacated but later reinstated CAIR while the EPA develops revised regulations, the EPA has indicated that a CAIR replacement rule will be proposed in May 2010 with finalization planned for 2011.

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

Clean Air Mercury Rule (CAMR) — In March 2005, the EPA issued the CAMR, which regulated mercury emissions from power plants.  In February 2008, the U. S. Court of Appeals for the District of Columbia vacated CAMR, which impacts federal CAMR requirements, but not necessarily state-only mercury legislation and rules.  The EPA has agreed to finalize Maximum Achievable Control Technology (MACT) emission standards for all hazardous air pollutants from electric utility steam generating units by November 2011 to replace CAMR.  Xcel Energy anticipates that the EPA will require affected facilities to demonstrate compliance within 18 to 36 months thereafter.

Colorado Mercury Regulation — The Colorado Air Quality Control Commission (AQCC) passed a mercury rule, which requires mercury emission controls capable of achieving 80 percent capture to be installed at the Pawnee Generating Station by 2012 and other specified units by 2014.  The expected cost estimate for the Pawnee Generating Station is $2.3 million for capital costs with an annual estimate of $1.4 million for sorbent expense.  PSCo is evaluating the emission controls required to meet the state rule for the remaining units and is currently unable to provide a total capital cost estimate.

Minnesota Mercury Legislation — In May 2006, the Minnesota legislature enacted the Mercury Emissions Reduction Act of 2006 (Act) providing a process for plans, implementation and cost recovery for utility efforts to curb mercury emissions at certain power plants.  For NSP-Minnesota, the Act covers units at the A. S. King and Sherco generating facilities.  NSP-Minnesota installed and is operating and maintaining continuous mercury emission monitoring systems at these generating facilities.

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

PSCo

In May 2006, the Colorado AQCC promulgated BART regulations requiring certain major stationary sources to evaluate and install, operate and maintain BART to make reasonable progress toward meeting the national visibility goal.  PSCo expects the cost of any required capital investment will be recoverable from customers.  Emissions controls are expected to be installed between 2012 and 2015.  Colorado’s BART state implementation plan (SIP) has been submitted to the EPA for approval.  The Colorado Air Pollution Control Division (CAPCD) is currently analyzing what types of additional NOx controls may be necessary to meet reasonable progress goals for Colorado’s Class I areas, the new ozone standard, and Rocky Mountain National Park nitrogen deposition reduction goals.  The CAPCD has indicated that it expects to submit a Regional Haze/Reasonable Further Progress SIP to the EPA in early

2011.  PSCo anticipates that for those plants included in the Clean Air-Clean Jobs Act’s emission reduction plan, the plan will satisfy regional haze requirements.

In March 2010, two environmental groups petitioned the U. S. Department of Interior (DOI) to certify that 12 coal-fired boilers and one coal-fired cement kiln in Colorado are contributing to visibility problems in Rocky Mountain National Park.  Four PSCo plants are named in the petition:  Cherokee, Hayden, Pawnee and Valmont.  The groups allege that the Colorado BART rule is inadequate to satisfy the CAA mandate of ensuring reasonable further progress towards restoring natural visibility conditions in the park.  It is not known when the DOI will rule on the petition.

NSP-Minnesota

NSP-Minnesota submitted its BART alternatives analysis for Sherco Units 1 and 2 in October 2006.  The MPCA reviewed the BART analyses for all units in Minnesota and determined that overall, compliance with CAIR is better than BART.  On Nov. 13, 2008, NSP-Minnesota submitted a revised BART alternatives analysis letter to the MPCA to account for increased construction and equipment costs.  The underlying conclusions and proposed emission control equipment, however, remain unchanged from the original 2006 BART analysis.  The MPCA completed their BART determination and proposed SO2 and NOx limits in the draft SIP that are equivalent to the reductions made under CAIR.

On Oct. 21, 2009, the DOI certified that a portion of the visibility impairment in Voyageurs and Isle Royale National Parks is reasonably attributable to pollution emissions from NSP-Minnesota’s Sherco Units 1 and 2.  The EPA currently administers the 1980 Visibility Protection Rules for the State of Minnesota through a Federal Implementation Plan.  As such, EPA Region 5 is required to make its own determination as to whether Sherco Units 1 and 2 cause or contribute to visibility impairment and if so, whether the level of controls proposed by MPCA is appropriate.

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

The MPCA exercised its authority under best professional judgment to require the Black Dog Generating Station in its recently renewed wastewater discharge permit to create and submit a plan by April 30, 2010 to reduce the plant intake’s impact on aquatic wildlife.  NSP-Minnesota is discussing alternatives with the local community and regulatory agencies to address this concern.

PSCo Notice of Violation (NOV) — In July 2002, PSCo received an NOV from the EPA alleging violations of the New Source Review (NSR) requirements of the CAA at the Comanche Station and Pawnee Station in Colorado.  The NOV specifically alleges that various maintenance, repair and replacement projects undertaken at the plants in the mid to late 1990s should have required a permit under the NSR process.  PSCo believes it has acted in full compliance with the CAA and NSR process.  PSCo believes that the projects identified in the NOV fit within the routine maintenance, repair and replacement exemption contained within the NSR regulations or are otherwise not subject to the NSR requirements.  PSCo disagrees with the assertions contained in the NOV and intends to vigorously defend its position.

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

Gas Trading Litigation

e prime, inc. (eprime) is a wholly owned subsidiary of Xcel Energy.  Among other things, e prime was in the business of natural gas trading and marketing.  e prime has not engaged in natural gas trading or marketing activities since 2003.  Thirteen lawsuits have been commenced against e prime and Xcel Energy (and NSP-Wisconsin, in one instance); alleging fraud and anticompetitive activities in conspiring to restrain the trade of natural gas and manipulate natural gas prices.  Xcel Energy, e prime, and NSP-Wisconsin deny these allegations, believe they are without merit and will vigorously defend against these lawsuits, including seeking dismissal and summary judgment.

The initial gas-trading lawsuit, a purported class action brought by wholesale natural gas purchasers, was filed in November 2003 in the United States District Court in the Eastern District of California.  e prime is one of several defendants named in the complaint. This case is captioned Texas-Ohio Energy vs. CenterPoint Energy et al.  The other twelve cases arising out of the same or similar set of facts are captioned Fairhaven Power Company vs. EnCana Corporation et al.; Ableman Art Glass vs. EnCana Corporation et al.; Utility Savings and Refund Services LLP vs. Reliant Energy Services Inc. et al.; Sinclair Oil Corporation vs. e prime and Xcel Energy Inc.; Ever-Bloom Inc. vs. Xcel Energy Inc. and e prime et al.; Learjet, Inc. vs. e prime and Xcel Energy Inc et al.; J.P. Morgan Trust Company vs. e prime and Xcel Energy Inc. et al.; Breckenridge Brewery vs. e prime and Xcel Energy Inc. et al.; Missouri Public Service Commission vs. e prime, inc. and Xcel Energy Inc. et al.; Arandell vs. e prime, Xcel Energy, NSP-Wisconsin et al.; NewPage Wisconsin System Inc vs. e prime, Xcel Energy, NSP-Wisconsin et al. and Heartland Regional Medical Center vs. e prime, Xcel Energy et al. Many of these cases involve multiple defendants and have been transferred to Judge Phillip Pro of the U. S. District Court in Nevada, who is the judge assigned to the Western Area Wholesale Natural Gas Antitrust Litigation.

e prime and some other defendants were dismissed from the Breckenridge Brewery lawsuit in February 2008, but Xcel Energy remains a defendant in that lawsuit and e prime Energy Marketing was added as a defendant in February 2008.

No trial dates have been set for any of these lawsuits.  In 2009, the parties reached a settlement agreement in the Abelman Art Glass, Ever Bloom, Fairhaven Power Company, Texas-Ohio Energy, and Utility Savings and Refund Services cases.  The terms of the settlement did not have a material financial effect upon Xcel Energy.  Discovery in most of the remaining cases was completed by Dec. 5, 2009.  In October 2009, the Court granted defendants’ motion to renew their summary judgment motions and such motions were filed in November 2009.  If summary judgment is not granted, trial for all cases venued in Nevada will likely be set for 2010.

In November 2007, the Missouri Public Service Commission case was remanded to Missouri state court.  On Jan. 13, 2009, the Missouri state court granted defendants’ motion to dismiss plaintiff’s complaint for lack of standing.  Plaintiffs filed an appeal and on Dec. 8, 2009, the Missouri Court of Appeals affirmed the dismissal.

In March 2009, Newpage Wisconsin System Inc. commenced a lawsuit in state court in Wood County, Wis.  The allegations are substantially similar to Arandell and name several defendants, including Xcel Energy, e prime and NSP-Wisconsin.  In September 2009, Plaintiffs moved to consolidate the Newpage and Arandell matters.  Defendants have filed motions to dismiss and, as with Arandell, Xcel Energy, e prime and NSP-Wisconsin believe the allegations asserted against them are without merit and they intend to vigorously defend against the asserted claims.

Environmental Litigation

Carbon Dioxide (CO2) Emissions Lawsuit — In 2004, the attorneys general of eight states and New York City, as well as several environmental groups, filed lawsuits in U. S. District Court in the Southern District of New York against five utilities, including Xcel Energy, to force reductions in CO2 emissions.  The other utilities include American Electric Power Co., Southern Co., Cinergy Corp. and Tennessee Valley Authority.  The lawsuits allege that CO2 emitted by each company is a public nuisance as defined under state and federal common law because it has contributed to global warming.  The lawsuits do not demand monetary damages.  Instead, the lawsuits ask the court to order each utility to cap and reduce its CO2 emissions.  On Sept. 19, 2005, the court granted a motion to dismiss on constitutional grounds.  Plaintiffs filed an appeal to the U. S. Court of Appeals for the Second Circuit.  On Sept. 21, 2009, the Court of Appeals issued an opinion reversing the lower court decision.  A subsequent petition for rehearing and en banc review was denied.  Defendants anticipate filing a petition for review with the U. S. Supreme Court on or before June 2010.

Comer vs. Xcel Energy Inc. et al. — In 2006, Xcel Energy received notice of a purported class action lawsuit filed in U. S. District Court in the Southern District of Mississippi.  The lawsuit names more than 45 oil, chemical and utility companies, including Xcel Energy, as defendants and alleges that defendants’ CO2 emissions “were a proximate and direct cause of the increase in the destructive capacity of Hurricane Katrina.”  Plaintiffs allege in support of their claim, several legal theories, including negligence and public and private nuisance and seek damages related to the loss resulting from the hurricane.  Xcel Energy believes this lawsuit is without merit and intends to vigorously defend itself against these claims.  In August 2007, the court dismissed the lawsuit in its entirety against all defendants on constitutional grounds.  Plaintiffs filed a notice of appeal to the U. S. Court of Appeals for the Fifth Circuit.  On Oct. 16, 2009, the U. S. Court of Appeals for the Fifth Circuit reversed the district court decision, in part, concluding that the plaintiffs pleaded sufficient facts to overcome the constitutional challenges that formed the basis for dismissal by the district court.  A subsequent petition by defendants, including Xcel Energy, for en banc review was granted.  Oral arguments are expected to be presented to the Fifth Circuit panel on May 24, 2010.

Native Village of Kivalina vs. Xcel Energy Inc. et al. — In 2008, the City and Native Village of Kivalina, Alaska, filed a lawsuit in U. S. District Court for the Northern District of California against Xcel Energy and 23 other utilities, oil, gas and coal companies.  Plaintiffs claim that defendants’ emission of CO2 and other GHGs contribute to global warming, which is harming their village.  Xcel Energy believes the claims asserted in this lawsuit are without merit and joined with other utility defendants in filing a motion to dismiss on June 30, 2008.  On Oct. 15, 2009, the U. S. District Court dismissed the lawsuit on constitutional grounds.  On Nov. 5, 2009, plaintiffs filed a notice of appeal to the U. S. Court of Appeals for the Ninth Circuit.

Comanche Unit 3 CAA Lawsuit — On July 2, 2009, WildEarth Guardians (WEG) filed a lawsuit in the U. S. District Court in Colorado against PSCo alleging that PSCo violated the CAA by constructing Comanche Unit 3 without a final MACT determination from the Colorado Department of Public Health and Environment, Air Pollution Control Division (APCD).  PSCo disputes these claims and filed a motion to dismiss the suit.  Comanche Unit 3 was constructed with state-of-the-art emission controls and pursuant to a valid air permit issued by the APCD.  On Oct. 28, 2009, WEG filed a motion for a preliminary injunction, seeking to enjoin PSCo from constructing, modifying, or operating Comanche Unit 3 prior to receiving a final MACT determination.  PSCo strongly opposes the injunction.  Among other issues, PSCo believes that WEG has failed to establish a substantial likelihood of prevailing on the merits of the suit and that therefore there is no valid legal basis upon which an injunction should be issued.  The court has yet to rule on WEG’s motion and the group sought a temporary restraining order to stop Comanche Unit 3 from coming on-line.  The court denied WEG’s request for a temporary restraining order on Jan. 26, 2010.  On March 9, 2010, the court partially granted and partially denied PSCo’s motion to dismiss.  The court requested additional briefing on certain issues related to the MACT determination.  Briefing is expected to be finalized by May 6, 2010.

Employment, Tort and Commercial Litigation

Siewert vs. Xcel Energy — In 2004, plaintiffs, the owners and operators of a Minnesota dairy farm, brought an action in Minnesota state court against NSP-Minnesota alleging negligence in the handling, supplying, distributing and selling of electrical power systems; negligence in the construction and maintenance of distribution systems; and failure to warn or adequately test such systems.  Plaintiffs allege decreased milk production, injury, and damage to a dairy herd as a result of stray voltage resulting from NSP-Minnesota’s distribution system.  Plaintiffs claim losses of approximately $7 million.  NSP-Minnesota denies all allegations.  In December 2008, the Court of Appeals issued a decision ordering dismissal of Plaintiffs’ claims for injunctive relief, but otherwise rejecting NSP-Minnesota’s contentions and ordering the matter remanded for trial.  The Minnesota Supreme Court subsequently granted NSP-Minnesota’s petition for further review and heard oral arguments on Dec. 2, 2009.  It is uncertain when the Minnesota Supreme Court will render a decision.

Qwest vs. Xcel Energy Inc. — In 2004, an employee of PSCo was seriously injured when a pole owned by Qwest malfunctioned. In September 2005, the employee commenced an action against Qwest in Colorado state court in Denver.  In April 2006, Qwest filed a third party complaint against PSCo based on terms in a joint pole use agreement between Qwest and PSCo.  In May 2007, the matter was tried and the jury found Qwest solely liable for the accident and this determination resulted in an award of damages in the amount of approximately $90 million.  In April 2009, the Colorado Court of Appeals affirmed the jury verdict insofar as it relates to claims asserted by Qwest against PSCo.  Qwest filed a petition for rehearing with the Colorado Supreme Court in June 2009.  On Feb. 22, 2010, the Colorado Supreme Court issued a ruling by which it will review the Court of Appeals’ decision as to the punitive damages issue and will not review the Court of Appeals’ decision as it relates to PSCo.

MGP Insurance Coverage Litigation — In October 2003, NSP-Wisconsin initiated discussions with its insurers regarding the availability of insurance coverage for costs associated with the remediation of four former MGP sites located in Ashland, Chippewa Falls, Eau Claire and La Crosse, Wis.  In lieu of participating in discussions, in October 2003, two of NSP-Wisconsin’s insurers, St. Paul Fire & Marine Insurance Co. and St. Paul Mercury Insurance Co., commenced litigation against NSP-Wisconsin in Minnesota state district court.  In November 2003, NSP-Wisconsin commenced suit in Wisconsin state court against St. Paul Fire & Marine

Insurance Co. and its other insurers.  Subsequently, the Minnesota court enjoined NSP-Wisconsin from pursuing the Wisconsin litigation.  In July of 2007, the Minnesota trial court granted defendant’s motion for summary judgment, which was affirmed on appeal in August 2009.  Pursuant to defendants’ motion, the Wisconsin action was dismissed in March 2010.  In April 2010, NSP-Wisconsin appealed this decision to the Wisconsin Court of Appeals.

NSP-Wisconsin has reached settlements with 22 insurers, and these insurers have been dismissed from both the Minnesota and Wisconsin actions.  NSP-Wisconsin has also reached settlements in principle with Ranger Insurance Company, TIG Insurance Company, Royal Indemnity Company and Globe Indemnity Company.

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

Nuclear Waste Disposal Litigation — In 1998, NSP-Minnesota filed a complaint in the U. S. Court of Federal Claims against the United States requesting breach of contract damages for the U. S. Department of Energy’s (DOE) failure to begin accepting spent nuclear fuel by Jan. 31, 1998, as required by the contract between the DOE and NSP-Minnesota.  At trial, NSP-Minnesota claimed damages in excess of $100 million through Dec. 31, 2004.  On Sept. 26, 2007, the court awarded NSP-Minnesota $116.5 million in damages.  In December 2007, the court denied the DOE’s motion for reconsideration.  In February 2008, the DOE filed an appeal to the U. S. Court of Appeals for the Federal Circuit, and NSP-Minnesota cross-appealed on the cost of capital issue.  In April 2008, the DOE asked the Court of Appeals to stay briefing until the appeals in several other nuclear waste cases have been decided, and the Court of Appeals granted the request.  In December 2008, NSP-Minnesota made a motion in the Court of Appeals to lift the stay, which was denied by the Court of Appeals in February 2009.  Results of the judgment will not be recorded in earnings until the appeal, regulatory treatment and amounts to be shared with ratepayers have been resolved.  Given the uncertainties, it is unclear as to how much, if any, of this judgment will ultimately have a net impact on earnings.

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

Mallon vs. Xcel Energy Inc. — In August 2007, Xcel Energy, PSCo and PSRI (Plaintiffs) commenced a lawsuit in Colorado state court against Theodore Mallon and TransFinancial Corporation seeking damages for, among other things, breach of contract and breach of fiduciary duties associated with the sale of COLI policies.  In May 2008, Plaintiffs filed an amended complaint that, among other things, adds Provident Life & Accident Insurance Company (Provident) as a defendant and asserts claims for breach of contract, unjust enrichment and fraudulent concealment against the insurance company.  On June 23, 2008, Provident filed a motion to dismiss the complaint.  On Oct. 22, 2008, the court granted Provident’s motion in part, but denied the motion with respect to a majority of the core causes of action asserted by Plaintiffs.  In September 2009, Plaintiffs reached a settlement with Mallon and TransFinancial Corporation.  Pursuant to the terms of the agreement, Mallon agreed to pay Plaintiffs a specified amount and the parties agreed to mutually release each other from all claims.  Plaintiffs continue to prosecute their claims against Provident.  In November 2009, Plaintiffs and Provident filed motions for partial summary judgment, which the court subsequently granted in part in favor of Plaintiffs with respect to an interpretation of the policies.  On Feb. 11, 2010, the court denied Provident’s motion for partial summary judgment.  In March 2010, Plaintiffs filed a second motion for partial summary judgment concerning the applicable statute of limitations.  On April 23, 2010, Provident filed a motion for summary judgment to dismiss the entire lawsuit. It is uncertain when the court will rule on these motions.  Trial for this lawsuit is scheduled for Aug. 16, 2010.

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

In March 2008, OSHA proposed penalties totaling $189,900 for 22 serious violations and three willful violations arising out of the accident.  In April 2008, Xcel Energy notified OSHA of its decision to contest all of the proposed citations.  On May 28, 2008, the Secretary of Labor filed its complaint, and Xcel Energy subsequently filed its answer on June 17, 2008.  The Court ordered this proceeding stayed until March 3, 2009 and has subsequently extended the stay until the criminal proceedings have concluded.

A lawsuit was filed in Colorado state court in Denver on behalf of four of the deceased workers and four of the injured workers (Foster, et. al. v. PSCo, et. al.).  PSCo and Xcel Energy were named as defendants in that case, along with RPI Coatings and related companies and the two other contractors who also performed work in connection with the relining project at Cabin Creek.  A second lawsuit (Ledbetter et. al vs. PSCo et. al) was also filed in Colorado state court in Denver on behalf of three employees allegedly injured in the accident.  A third lawsuit was filed on behalf of one of the deceased RPI workers in the California state court (Aguirre v. RPI, et. al.), naming PSCo, RPI, and the two other contractors as defendants. The court subsequently dismissed the Aguirre lawsuit.  Settlements were subsequently reached in all three lawsuits.  These confidential settlements did not have a material effect on the financial statements of Xcel Energy or its subsidiaries.

On Aug. 28, 2009, the U. S. Government announced that Xcel Energy and PSCo have been charged with five misdemeanor counts in federal court in Colorado for violation of an OSHA regulation related to the accident at Cabin Creek in October 2007.  RPI Coatings, the contractor performing the work at the plant, and two individuals employed by RPI have also been indicted.  On Sept. 22, 2009, both Xcel Energy and PSCo entered a not guilty plea, and both will vigorously defend against these charges.  In December 2009, Xcel Energy and PSCo filed two separate motions to dismiss.  On March 29, 2010, the court issued an order denying both motions.  No trial date has yet been set.

Stone & Webster, Inc. vs. PSCo — On July 14, 2009, Stone & Webster, Inc. (Shaw) filed a complaint against PSCo in State District Court in Denver, Colo. for damages allegedly arising out of its construction work on the Comanche Unit 3 coal fired plant in Pueblo, Colo. Shaw, a contractor retained to perform certain engineering, procurement and construction work on Comanche Unit 3, alleges, among other things, that PSCo was responsible for and mismanaged the construction of Comanche Unit 3.  Shaw further claims that this alleged mismanagement caused delays and damages in excess of $55 million.  The complaint also alleges that Xcel Energy and related entities, including PSCo, guaranteed Shaw $10 million in future profits under the terms of a 2003 settlement agreement. Shaw alleges that it will not receive the $10 million to which it is entitled.  Accordingly, Shaw seeks an amount up to $10 million relating to the 2003 settlement agreement.  PSCo denies these allegations and believes the claims are without merit.  PSCo filed an answer and counterclaim in August 2009, denying the allegations in the complaint and alleging that Shaw has failed to discharge its contractual obligations and has caused delays, and that PSCo is entitled, among other things, to liquidated damages and excess costs incurred.  It is not anticipated that this lawsuit will affect Comanche Unit 3’s expected in-service date.

Fru-Con Construction Corporation (Fru-Con) vs. Utility Engineering Corporation (UE) et al. — In March 2005, Fru-Con commenced a lawsuit in U. S. District Court in the Eastern District of California against UE and the Sacramento Municipal Utility District (SMUD) for damages allegedly suffered during the construction of a natural gas-fired, combined-cycle power plant in Sacramento County.  Fru-Con’s complaint alleges that it entered into a contract with SMUD to construct the power plant and further alleges that UE was negligent with regard to the design services it furnished to SMUD.  In August 2005, the court granted UE’s motion to dismiss.  Because SMUD remains a defendant in this action, the court has not entered a final judgment subject to an appeal with respect to its order to dismiss UE from the lawsuit.  Because this lawsuit was commenced prior to the April 2005, closing of the sale of UE to Zachry, Xcel Energy is obligated to indemnify Zachry for damages related to this case up to $17.5 million.  Pursuant to the terms of its professional liability policy, UE is insured up to $35 million.

Connie DeWeese vs. PSCo — In November 2008, there was an explosion in Pueblo, Colo., which destroyed a tavern and a neighboring store.  The explosion killed one person and injured seven people.  The Pueblo Fire Department and the Federal Bureau of Alcohol, Tobacco and Firearms (ATF) have determined a natural gas leak from a pipeline under the street led to the explosion, stating that natural gas passed through the soil and built up in the tavern’s basement.  On Feb. 8, 2010, a wrongful death/personal injury lawsuit was filed in Colorado District Court in Pueblo, Colorado against PSCo and the City of Pueblo by several parties that were allegedly injured, as a result of this explosion.  The plaintiffs are also alleging economic and noneconomic damages.  Among other things, the lawsuit alleges that the accident occurred as a result of PSCo’s negligence.  A related lawsuit was filed on March 19, 2010 by Seneca Insurance Company, which insured Branch Inn, LLC and Branch Inn Enterprises, LLC.  The Plaintiffs are alleging destruction of the building and disruption of the business.  Both lawsuits allege that the accident occurred as a result of PSCo’s negligence.  PSCo denies liability for this accident.  The cases have been consolidated and an answer will be filed once the Court rules on the outstanding motions in the DeWeese matter.

8.              Short-Term Borrowings and Other Financing Instruments

Commercial Paper — The following table presents commercial paper outstanding for Xcel Energy:

(Millions of Dollars)	March 31, 2010	Dec. 31, 2009
Commercial paper outstanding	$466	$459
Weighted average interest rate	0.34%	0.36%
Commercial paper available for issuance	$2,250	$2,250

Credit Facility Bank Borrowings — Xcel Energy and its subsidiaries had no credit facility bank borrowings at March 31, 2010 and Dec. 31, 2009.

Money Pool — Xcel Energy and its utility subsidiaries have established a money pool arrangement that allows for short-term investments in and borrowings from the utilities between each other.  The holding company may make investments in the utility subsidiaries at market-based interest rates; however, the money pool arrangement does not allow the utility subsidiaries to make investments in the holding company.  The money pool investments and borrowings are eliminated upon consolidation.

The following table presents the money pool investments and borrowings outstanding:

(Millions of Dollars)	March 31, 2010	Dec. 31, 2009
Money pool outstanding	$7	$84
Weighted average interest rate	0.30%	0.36%

9.              Long-Term Borrowings and Other Financing Instruments

In February 2010, SPS redeemed its $25.0 million pollution control obligations, securing pollution control revenue bonds, due July 1, 2016.

10.       Derivative Instruments and Fair Value Measurements

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

At March 31, 2010, accumulated other comprehensive income related to interest rate derivatives included $1.6 million of net gains expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings.

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

At March 31, 2010, Xcel Energy had various vehicle fuel related contracts designated as cash flow hedges extending through December 2012.  Xcel Energy’s utility subsidiaries also enter into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers but are not designated as qualifying hedging transactions.  Changes in the fair value of non-trading commodity derivative instruments are recorded in other comprehensive income (OCI) or deferred as a regulatory asset or liability.  The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.  Xcel Energy recorded immaterial amounts to income related to the ineffectiveness of cash flow hedges for the three months ended March 31, 2010.

At March 31, 2010, accumulated OCI related to commodity derivative cash flow hedges included $2.1 of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions occur.

Additionally, Xcel Energy’s utility subsidiaries enter into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving their electric and natural gas customers.  Changes in the fair value of these commodity derivatives are recorded in income, subject to applicable customer margin-sharing mechanisms.

The following table details the gross notional amounts of futures, forwards and financial transmission rights of commodity derivative contracts at March 31, 2010 and Dec. 31, 2009:

(Amounts in Thousands) (a)(b)	March 31, 2010	Dec. 31, 2009
Megawatt hours (MWh) of electricity	27,516	37,932
MMBtu of natural gas	25,967	57,181
Gallons of vehicle fuel	2,785	3,580

(a) Amounts are not reflective of net positions in the underlying commodities.

(b) Notional amounts for options are also included on a gross basis, but are weighted for the probability of exercise.

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying interest rate and vehicle fuel cash flow hedges on Xcel Energy’s accumulated OCI, included in the consolidated statements of common stockholders’ equity and comprehensive income, is detailed in the following table:

Three Months Ended March 31,

(Thousands of Dollars)	2010	2009
Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(6,435)	$(13,113)
After-tax net unrealized gains (losses) related to derivatives accounted for as hedges	23	(110)
After-tax net realized losses on derivative transactions reclassified into earnings	629	1,310
Accumulated other comprehensive loss related to cash flow hedges at March 31	$(5,783)	$(11,913)

Xcel Energy had no derivative instruments designated as fair value hedges during the three months ended March 31, 2010 and March 31, 2009.  Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

The following tables detail the impact of derivative activity during the three months ended March 31, 2010 and March 31, 2009, respectively, on OCI, regulatory assets and liabilities, and income:

	Three Months Ended March 31, 2010
	Fair Value Changes Recognized		Pre-Tax Amounts Reclassified into
	During the Period in:		Income During the Period from:				Pre-Tax Gains (Losses)
	Other	Regulatory	Other		Regulatory		Recognized
	Comprehensive	Assets and	Comprehensive		Assets and		During the Period
(Thousands of Dollars)	Income (Losses)	Liabilities	Income		Liabilities		in Income

Derivatives designated as cash flow hedges
Interest rate	$—	$—	$159	(a)	$—		$—
Vehicle fuel and other commodity	43	—	910	(e)	—		—
Total	$43	$—	$1,069		$—		$—

Other derivative instruments
Trading commodity	$—	$—	$—		$—		$5,381	(b)
Electric commodity	—	(17,179)	—		(2,727	)(c)	—
Natural gas commodity	—	(36,094)	—		3,955	(d)	—
Other	—	—	—		—		50	(b)
Total	$—	$(53,273)	$—		$1,228		$5,431

	Three Months Ended March 31, 2009
	Fair Value Changes Recognized		Pre-Tax Amounts Reclassified into
	During the Period in:		Income During the Period from:				Pre-Tax Gains (Losses)
	Other	Regulatory	Other		Regulatory		Recognized
	Comprehensive	Assets and	Comprehensive		Assets and		During the Period
(Thousands of Dollars)	Income (Losses)	Liabilities	Income		Liabilities		in Income

Derivatives designated as cash flow hedges
Interest rate	$—	$—	$299	(a)	$—		$—
Electric commodity	—	(19,556)	—		(3,512	)(c)	—
Natural gas commodity	—	(16,870)	—		77,877	(d)	(30,241	)(d)
Vehicle fuel and other commodity	(187)	—	1,889	(e)	—		—
Total	$(187)	$(36,426)	$2,188		$74,365		$(30,241)

Other derivative instruments
Interest rate	$—	$—	$—		$—		$756	(a)
Trading commodity	—	—	—		—		3,393	(b)
Electric commodity	—	(1,738)	—		321	(c)	—
Natural gas commodity	—	(14,646)	—		15	(d)	—
Total	$—	$(16,384)	$—		$336		$4,149

(a)	Recorded to interest charges.
(b)	Recorded to electric operating revenues. Portions of these gains and losses are shared with electric customers through margin-sharing mechanisms and deducted from gross revenue, as appropriate.
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

Credit Related Contingent Features — Contract provisions of the derivative instruments that the utility subsidiaries enter into may require the posting of collateral or settlement of the contracts for various reasons, including if the applicable utility subsidiary is unable to maintain its credit ratings.  If the credit ratings of PSCo were downgraded below investment grade, contracts underlying $3.5 million and $0.6 million of derivative instruments in a net liability position at March 31, 2010 and Dec. 31, 2009, respectively, would have required Xcel Energy to post collateral or settle applicable contracts, which would have resulted in payments to counterparties of $6.0 million and $3.4 million, respectively.  At March 31, 2010 and Dec. 31, 2009, there was no collateral posted on these specific contracts.

Certain of the utility subsidiaries’ derivative instruments are also subject to contract provisions that contain adequate assurance clauses.  These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that a given utility subsidiary’s ability to fulfill its contractual obligations is reasonably expected to be impaired.  Xcel Energy’s utility subsidiaries had no collateral posted related to adequate assurance clauses in derivative contracts as of March 31, 2010 and Dec. 31, 2009.

Fair Value Measurements

ASC 820 Fair Value Measurements and Disclosures provides a single definition of fair value and requires enhanced disclosures about assets and liabilities measured at fair value.  A hierarchal framework for disclosing the observability of the inputs utilized in measuring assets and liabilities at fair value was established by this guidance and is set forth by ASC 820 Fair Value Measurements and Disclosures.  The three levels in the hierarchy and examples of each level are as follows:

Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reported date.  The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices, such as equity securities listed by the New York Stock Exchange and commodity derivative contracts listed on the New York Mercantile Exchange.

Level 2 — Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reported date.  The types of assets and liabilities included in Level 2 are typically either comparable to actively traded securities or contracts, such as treasury and corporate debt securities with pricing interpolated from recent trades and yields of similar securities, or priced with discounted cash flow or option pricing models using highly observable inputs, such as commodity forwards and options priced using observable forward prices and volatilities.

Level 3 — Significant inputs to pricing have little or no observability as of the reported date.  The types of assets and liabilities included in Level 3 are those valued with models requiring significant management judgment or estimation, such as the complex predictive models used to determine the fair value of financial transmission rights (FTRs) with forward commodity prices, and subjective forecasts of retail and wholesale demand, generation and resulting transmission system congestion.  In addition, certain commodity forwards and options require the significant use of subjective forward price and volatility forecasts for commodities and locations with limited observability, or settlements that extend to periods beyond those readily observable on active exchanges or quoted by brokers, and are included in Level 3.  Also included in Level 3 are asset and mortgage backed debt securities that require significant, subjective risk-based adjustments to the interest rate used to discount future cash flows, including estimated prepayments.

Xcel Energy continuously monitors the creditworthiness of the counterparties to its commodity derivative contracts and assesses each counterparty’s ability to perform on the transactions set forth in the contracts.  Given this assessment, as well as an assessment of the impact of Xcel Energy’s own credit risk when determining the fair value of commodity derivative liabilities, the impact of considering credit risk was immaterial to the fair value of commodity derivative assets and liabilities presented in the consolidated balance sheets.

Recurring Fair Value Measurements

The following table presents for each of the hierarchy levels, Xcel Energy’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2010:

	March 31, 2010
	Fair Value			Fair Value	Counterparty
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total	Netting (c)	Total
Current derivative assets
Derivatives designated as cash flow hedges: Vehicle fuel and other commodity	$—	$20	$—	$20	$(20)	$—
Other derivative instruments:
Trading commodity	1,591	35,964	2	37,557	(27,089)	10,468
Electric commodity	—	—	754	754	(397)	357
Total current derivative assets	$1,591	$35,984	$756	$38,331	$(27,506)	10,825
Purchased power agreements (b)						46,159
Current derivative instruments valuation						$56,984
Noncurrent derivative assets
Derivatives designated as cash flow hedges: Vehicle fuel and other commodity	$—	$139	$—	$139	$—	$139
Other derivative instruments:
Trading commodity	—	23,575	6,684	30,259	(4,862)	25,397
Total noncurrent derivative assets	$—	$23,714	$6,684	$30,398	$(4,862)	25,536
Purchased power agreements (b)						249,588
Noncurrent derivative instruments valuation						$275,124
Other recurring fair value assets
Nuclear decommissioning fund (a)
Cash equivalents	$—	$359,612	$—	$359,612	$—	$359,612
Debt securities :
Government securities	—	99,540	—	99,540	—	99,540
U.S. corporate bonds	—	234,462	—	234,462	—	234,462
Foreign securities	—	15,030	—	15,030	—	15,030
Municipal bonds	—	30,935	—	30,935	—	30,935
Asset-backed securities	—	—	44,125	44,125	—	44,125
Mortgage-backed securities	—	—	109,044	109,044	—	109,044
Equity securities (common stock)	394,400	—	—	394,400	—	394,400
Total	$394,400	$739,579	$153,169	$1,287,148	$—	$1,287,148

	March 31, 2010
	Fair Value			Fair Value	Counterparty
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total	Netting (c)	Total
Current derivative liabilities
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$2,226	$—	$2,226	$(19)	$2,207
Other derivative instruments:
Trading commodity	1,435	32,604	18	34,057	(32,769)	1,288
Electric commodity	—	275	122	397	(397)	—
Natural gas commodity	—	27,820	—	27,820	(7,750)	20,070
Other commodity	—	—	4	4	—	4
Total current derivative liabilities	$1,435	$62,925	$144	$64,504	$(40,935)	23,569
Purchased power agreements (b)						23,403
Current derivative instruments valuation						$46,972
Noncurrent derivative liabilities
Other derivative instruments:
Trading commodity	$—	$15,206	$3,350	$18,556	$(4,862)	$13,694
Natural gas commodity	—	281	—	281	—	281
Total noncurrent derivative liabilities	$—	$15,487	$3,350	$18,837	$(4,862)	13,975
Purchased power agreements (b)						292,053
Noncurrent derivative instruments valuation						$306,028

(a)   Reported in other investments on the consolidated balance sheet, which also includes $104.5 million of equity investments in unconsolidated subsidiaries and $27.0 million of miscellaneous investments.

(b)       In 2003, as a result of implementing new guidance on the normal purchase exception for derivative accounting contained in ASC 815 Derivatives and Hedging, Xcel   Energy began recording several long-term purchased power agreements at fair value due to accounting requirements related to underlying price adjustments.  As these purchases are recovered through normal regulatory recovery mechanisms in the respective jurisdictions, the changes in fair value for these contracts were offset by regulatory assets and liabilities.  During 2006, Xcel Energy qualified these contracts under the normal purchase exception.  Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

(c)        ASC 815 Derivatives and Hedging permits the netting of receivables and payables for derivatives and related collateral amounts when a legally enforceable master netting agreement exists between Xcel Energy and a counterparty.  A master netting agreement is an agreement between two parties who have multiple contracts with each other that provides for the net settlement of all contracts in the event of default on or termination of any one contract.

Xcel Energy recognizes transfers between levels as of the beginning of each period.  The following table presents the transfers that occurred between Level 2 and Level 3 during the three months ended March 31, 2010:

From Level 3 to Level 2 (a) (b)
(Thousands of Dollars)	Trading commodity
Derivatives not designated as cash flow hedges:
Current assets	$6,555
Noncurrent assets	14,125
Current liabilities	(3,339)
Noncurrent liabilities	(6,800)
Total	$10,541

(a)  The transfer of amounts from Level 3 to Level 2 is primarily due to the passing of time and resulting increased availability of observable inputs to value certain long-term derivative contracts.

(b)  There were no transfers of amounts from Level 2 to Level 3.

The following table presents for each of the hierarchy levels, Xcel Energy’s assets and liabilities that are measured at fair value on a recurring basis at Dec. 31, 2009:

	Dec. 31, 2009
	Fair Value			Fair Value	Counterparty
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total	Netting (c)	Total
Current derivative assets
Other derivative instruments:
Trading commodity	$—	$16,128	$7,241	$23,369	$(13,763)	$9,606
Electric commodity	—	—	23,540	23,540	1,425	24,965
Natural gas commodity	—	10,921	—	10,921	165	11,086
Total current derivative assets	$—	$27,049	$30,781	$57,830	$(12,173)	45,657
Purchased power agreements (b)						52,043
Current derivative instruments valuation						$97,700
Noncurrent derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$154	$—	$154	$—	$154
Other derivative instruments:
Trading commodity	—	8,554	13,145	21,699	(3,516)	18,183
Natural gas commodity	—	527	—	527	254	781
Total noncurrent derivative assets	$—	$9,235	$13,145	$22,380	$(3,262)	19,118
Purchased power agreements (b)						270,412
Noncurrent derivative instruments valuation						$289,530
Other recurring fair value assets
Nuclear decommissioning fund (a)
Cash equivalents	$—	$28,134	$—	$28,134	$—	$28,134
Debt securities :
Government securities	—	74,126	—	74,126	—	74,126
U.S. corporate bonds	—	312,844	—	312,844	—	312,844
Foreign securities	—	9,445	—	9,445	—	9,445
Municipal bonds	—	149,088	—	149,088	—	149,088
Asset-backed securities	—	—	11,918	11,918	—	11,918
Mortgage-backed securities	—	—	81,189	81,189	—	81,189
Equity securities (common stock)	581,995	—	—	581,995	—	581,995
Total	$581,995	$573,637	$93,107	$1,248,739	$—	$1,248,739

	Dec. 31, 2009
	Fair Value			Fair Value	Counterparty
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total	Netting (c)	Total

Current derivative liabilities
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$3,243	$—	$3,243	$—	$3,243
Other derivative instruments:
Trading commodity	—	17,803	4,566	22,369	(18,093)	4,276
Electric commodity	—	—	3,276	3,276	1,425	4,701
Natural gas commodity	—	6,749	—	6,749	165	6,914
Other commodity	—	—	360	360	—	360
Total current derivative liabilities	$—	$27,795	$8,202	$35,997	$(16,503)	19,494
Purchased power agreements (b)						27,060
Current derivative instruments valuation						$46,554

Noncurrent derivative liabilities
Other derivative instruments:
Trading commodity	$—	$5,384	$7,682	$13,066	$(3,521)	$9,545
Natural gas commodity	—	662	—	662	254	916
Total noncurrent derivative liabilities	$—	$6,046	$7,682	$13,728	$(3,267)	10,461
Purchased power agreements (b)						297,309
Noncurrent derivative instruments valuation						$307,770

(a)   Reported in other investments on the consolidated balance sheet, which also includes $104.5 million of equity investments in unconsolidated subsidiaries and $28.6 million of miscellaneous investments.

(b)       In 2003, as a result of implementing new guidance on the normal purchase exception for derivative accounting contained in ASC 815 Derivatives and Hedging, Xcel   Energy began recording several long-term purchased power agreements at fair value due to accounting requirements related to underlying price adjustments.  As these purchases are recovered through normal regulatory recovery mechanisms in the respective jurisdictions, the changes in fair value for these contracts were offset by regulatory assets and liabilities.  During 2006, Xcel Energy qualified these contracts under the normal purchase exception.  Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

(c)        ASC 815 Derivatives and Hedging permits the netting of receivables and payables for derivatives and related collateral amounts when a legally enforceable master netting agreement exists between Xcel Energy and a counterparty.  A master netting agreement is an agreement between two parties who have multiple contracts with each other that provides for the net settlement of all contracts in the event of default on or termination of any one contract.

The following tables present the changes in Level 3 recurring fair value measurements for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010			2009
		Nuclear Decommissioning Fund			Nuclear Decommissioning Fund
(Thousands of Dollars)	Commodity Derivatives, Net	Mortgage- Backed Securities	Asset-Backed Securities	Commodity Derivatives, Net	Mortgage- Backed Securities	Asset-Backed Securities
Balance at Jan. 1	$28,042	$81,189	$11,918	$23,221	$98,461	$10,962
Purchases and settlements, net	(1,432)	25,631	32,152	(360)	(8,598)	3,786
Transfers out of Level 3	(10,541)	—	—	—	—	—
Gains recognized in earnings	4,781	—	—	271	—	—
(Losses) gains recognized as regulatory assets and liabilities	(16,904)	2,224	55	(19,441)	394	547
Balance at March 31	$3,946	$109,044	$44,125	$3,691	$90,257	$15,295

Gains on Level 3 commodity derivatives recognized in earnings for the three months ended March 31, 2010, include $7.5 million of net unrealized gains relating to commodity derivatives held at March 31, 2010.  Gains on Level 3 commodity derivatives recognized in earnings for the three months ended March 31, 2009, included $3.8 million of net unrealized gains relating to commodity derivatives held at March 31, 2009.  Realized and unrealized gains and losses on commodity trading activities are included in electric revenues.  Realized and unrealized gains and losses on non-trading derivative instruments are recorded in other comprehensive income or deferred as regulatory assets and liabilities.  The classification as a regulatory asset or liability is based on the commission approved regulatory recovery mechanisms.  Realized and unrealized gains and losses on nuclear decommissioning fund investments are deferred as a component of a nuclear decommissioning regulatory asset.

11.  Financial Instruments

The estimated fair values of Xcel Energy’s recorded financial instruments are as follows:

	March 31, 2010		Dec. 31, 2009
	Carrying		Carrying
(Thousands of Dollars)	Amount	Fair Value	Amount	Fair Value
Nuclear decommissioning fund	$1,287,148	$1,287,148	$1,248,739	$1,248,739
Other investments	9,201	9,201	9,649	9,649
Long-term debt, including current portion	8,407,244	9,033,190	8,432,442	9,026,257

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

The fair value estimates presented are based on information available to management as of March 31, 2010 and Dec. 31, 2009.  These fair value estimates have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair values may differ significantly.

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

The following table presents guarantees issued and outstanding for Xcel Energy:

(Millions of Dollars)	March 31, 2010	Dec. 31, 2009
Guarantees issued and outstanding	$72.7	$76.4
Known exposure under these guarantees	18.0	18.0
Bonds with indemnity protection	30.0	29.9

Letters of Credit — Xcel Energy and its subsidiaries use letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations.  At March 31, 2010 and Dec. 31, 2009, there were $21.7 million and $22.2 million of letters of credit outstanding, respectively.  The contract amounts of these letters of credit approximate their fair value and are subject to fees determined in the marketplace.

12.       Other Income, Net

Other income (expense), net, consisted of the following:

	Three Months Ended March 31,
(Thousands of Dollars)	2010	2009
Interest income	$2,051	$2,926
Other nonoperating income	584	499
Insurance policy expenses	(1,660)	(972)
Other nonoperating expenses	—	(101)
Other income, net	$975	$2,352

13.       Segment Information

Xcel Energy has the following reportable segments:  regulated electric utility, regulated natural gas utility and all other.  Commodity trading operations performed by regulated operating companies are not a reportable segment and are included in the regulated electric segment.

	Regulated	Regulated	All	Reconciling	Consolidated
(Thousands of Dollars)	Electric	Natural Gas	Other	Eliminations	Total
Three Months Ended March 31, 2010
Operating revenues from external customers	$1,995,592	$790,150	$21,720	$—	$2,807,462
Intersegment revenues	1,138	1,703	—	(2,841)	—
Total revenues	$1,996,730	$791,853	$21,720	$(2,841)	$2,807,462
Income (loss) from continuing operations	$115,182	$63,026	$1,268	$(12,136)	$167,340

Three Months Ended March 31, 2009
Operating revenues from external customers	$1,886,557	$788,676	$20,309	$—	$2,695,542
Intersegment revenues	257	1,294	—	(1,551)	—
Total revenues	$1,886,814	$789,970	$20,309	$(1,551)	$2,695,542
Income (loss) from continuing operations	$121,442	$60,274	$8,196	$(14,094)	$175,818

14.  Common Stock and Equivalents

Xcel Energy has common stock equivalents consisting of 401(k) equity awards and stock options.  Restricted stock units and performance shares are included as common stock equivalents when all necessary conditions for issuance have been satisfied by the end of the period being reported.

For the three months ended March 31, 2010 and 2009, Xcel Energy had approximately 6.6 million and 7.7 million stock options outstanding, respectively, that were antidilutive and excluded from the earnings per share calculation.

The dilutive impact of common stock equivalents affected earnings per share as follows for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
(Amounts in thousands, except per share data)	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Net income	$167,118			$174,067
Less: Dividend requirements on preferred stock	(1,060)			(1,060)
Basic earnings per share:
Earnings available to common shareholders	166,058	458,918	$0.36	173,007	455,192	$0.38
Effect of dilutive securities:
401(k) equity awards	—	779		—	760
Diluted earnings per share:
Earnings available to common shareholders	$166,058	459,697	$0.36	$173,007	455,952	$0.38

15.  Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
	2010	2009	2010	2009
			Postretirement Health
(Thousands of Dollars)	Pension Benefits		Care Benefits
Service cost	$17,618	$15,986	$1,038	$1,276
Interest cost	40,652	41,849	10,529	12,156
Expected return on plan assets	(58,124)	(63,360)	(7,134)	(5,394)
Amortization of transition obligation	—	—	3,611	3,496
Amortization of prior service cost (credit)	5,164	6,155	(1,233)	(652)
Amortization of net loss	11,024	2,929	2,709	4,885
Net periodic pension cost	16,334	3,559	9,520	15,767
Costs not recognized and additional cost recognized due to the effects of regulation	(7,326)	(487)	973	973
Net benefit cost recognized for financial reporting	$9,008	$3,072	$10,493	$16,740

16.  Subsequent Event

In April 2010, PSCo reached an agreement with Riverside Energy Center LLC and Calpine Development Holdings, Inc. to purchase the Rocky Mountain Energy Center and Blue Spruce Energy Center natural gas generation assets for $739 million.  The acquisition is expected to close in December 2010.  The acquisition is subject to state and federal regulatory approvals including cost recovery.  The acquisition developed out of the 2007 resource plan in which the assets were offered as part of the CPUC competitive bidding process.  The offer was the least cost option for thermal resources to be acquired under the plan.

The Rocky Mountain Energy Center is a 621 MW combined cycle natural gas-fired power plant that began commercial operations in 2004.  The Blue Spruce Energy Center is a 310 MW simple cycle natural gas-fired power plant that began commercial operations in 2003.  Both power plants currently provide energy and capacity to PSCo under power purchase agreements, which were set to expire in 2013 and 2014.

Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis by management focuses on those factors that had a material effect on Xcel Energy’s financial condition, results of operations and cash flows during the periods presented, or are expected to have a material impact in the future.  It should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes to the consolidated financial statements.  Due to the seasonality of Xcel Energy’s electric and natural gas sales, such interim results are not necessarily an appropriate base from which to project annual results.

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions.  Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions.  Actual results may vary materially.  Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date.  Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including the availability of credit and its impact on capital expenditures and the ability of Xcel Energy and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by Xcel Energy and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; environmental laws and regulations; actions of accounting regulatory bodies; the items described under Factors Affecting Results of Continuing Operations; and the other risk factors listed from time to time by Xcel Energy in reports filed with the SEC, including “Risk Factors” in Item 1A of Xcel Energy’s Form 10-K for the year ended Dec. 31, 2009, and Item 1A and Exhibit 99.01 to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

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

Results of Operations

The following table summarizes the diluted earnings per share for Xcel Energy:

	Three Months Ended March 31,
Diluted Earnings (Loss) Per Share	2010	2009
PSCo	$0.23	$0.17
NSP-Minnesota	0.15	0.17
NSP-Wisconsin	0.03	0.04
SPS	0.02	0.02
Equity earnings of unconsolidated subsidiaries	0.01	0.01
Regulated utility — continuing operations	0.44	0.41
Holding company and other costs	(0.02)	(0.03)
Ongoing diluted earnings per share	0.42	0.38
Medicare Part Dand PSRI	(0.06)	—
Total GAAP diluted earnings per share	$0.36	$0.38

Xcel Energy’s management believes that ongoing earnings provide a more meaningful comparison of earnings results and is more representative of Xcel Energy’s fundamental core earnings power.  Xcel Energy’s management uses ongoing earnings internally for financial planning and analysis, for reporting of results to the Board of Directors, in determining whether performance targets are met for performance-based compensation and when communicating its earnings outlook to analysts and investors.

Earnings Adjusted for Certain Non-recurring Items (Ongoing Earnings) — During the first quarter of 2010, Xcel Energy recorded non-recurring tax expense of approximately $17 million, or $0.04 per share, of tax benefits previously recognized in income related to Medicare Part D subsidies due to the recently enacted Patient Protection and Affordable Care Act.  Under GAAP, Xcel Energy was required to reverse these previously recorded tax benefits in the period of enactment of the new legislation.

In addition, during the first quarter of 2010, Xcel Energy recorded a non-recurring tax and interest charge of approximately $10 million, or $0.02 cents per share, due to an agreement in principle reached with the IRS following the completion of a financial reconciliation of Xcel Energy’s statements of account dating back to tax year 1993, related to the PSRI COLI program.

PSCo — Earnings at PSCo increased by six cents per share for the first quarter of 2010.  The increase is primarily due to new electric rates that went into effect in July 2009 and January 2010, and to a lesser degree improved sales, particularly to our residential customers.

NSP-Minnesota — Earnings at NSP-Minnesota decreased by two cents per share for the first quarter of 2010 largely due to adverse impacts of weather coupled with higher operating and maintenance costs.

NSP-Wisconsin — Earnings at NSP-Wisconsin decreased by one cent for the first quarter of 2010 due to fuel recovery, sluggish sales as well as higher operating and maintenance expenses, offset by higher new electric rates, which were effective in January 2010.

SPS — Earnings at SPS were flat for the first quarter of 2010 primarily due to new electric rates that went into effect in February and July 2009 which were offset by higher operating costs.

The following table summarizes significant components contributing to the changes in the diluted earnings per share compared with the same prior period, which are discussed in more detail later.

Three Months
Ended March 31,
2009 GAAP and ongoing diluted earnings per share	$0.38

Components of change — 2010 vs. 2009
Higher electric margins	0.06
Higher natural gas margins	0.02
Higher conservation and DSM expenses (generally offset in revenues)	(0.02)
Lower AFUDC — equity	(0.01)
Higher taxes (other than income taxes)	(0.01)
Higher operating and maintenance expenses	(0.01)
Other, net	0.01
2010 ongoing diluted earnings per share	0.42
Medicare Part D and PSRI	(0.06)
2010 GAAP diluted earnings per share	$0.36

Ongoing results for the first quarter increased in 2010 primarily due to higher electric and gas margins as a result of the positive impact of constructive rate case outcomes and interim rates, as well as increased sales, particularly to our residential customers in Colorado and Texas.  However, the higher margins were partially offset by expected increases in operating and maintenance expenses as well as property taxes.

The following table summarizes the earnings contributions of Xcel Energy’s business segments on the basis of GAAP.  See Note 4 to the consolidated financial statements for further discussion of discontinued operations:

	Three Months Ended March 31,
Contributions to Income (Millions of Dollars)	2010	2009
GAAP income (loss) by segment
Regulated electric income — continuing operations	$115.2	$121.4
Regulated natural gas income — continuing operations	63.0	60.3
Other income (loss) (a)	(4.3)	7.1
Segment income — continuing operations	173.9	188.8

Holding company and other costs (a)	(6.6)	(13.0)
Total income — continuing operations	167.3	175.8

Discontinued operations	(0.2)	(1.7)
Total GAAP net income	$167.1	$174.1

	Three Months Ended March 31,
Contributions to Earnings Per Share	2010	2009
GAAP earnings (loss) by segment
Regulated electric — continuing operations	$0.25	$0.27
Regulated natural gas — continuing operations	0.14	0.13
Other income (loss) (a)	(0.01)	0.01
Segment earnings per share — continuing operations	0.38	0.41

Holding company and other costs(a)	(0.02)	(0.03)
Total earnings per share — continuing operations	0.36	0.38

Discontinued operations	—	—
Total GAAP earnings per share — diluted	$0.36	$0.38

(a) Not a reportable segment.  Included in all other segment results in Note 13 to the Consolidated Financial Statements.

Statement of Operations Analysis

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

	Three Months Ended March 31,
	2010 vs.	2009 vs.	2010 vs.
	Normal	Normal	2009
Retail electric	$0.00	$0.00	$0.00
Firm natural gas	0.00	0.00	0.00
Total	$0.00	$0.00	$0.00

While there were regional weather variations across our service territory; when aggregated, the overall impact was not material to the first quarter of 2010 or 2009.

Sales Growth — The following table summarizes Xcel Energy’s regulated sales growth for actual and weather-normalized energy sales.

	Three Months Ended March 31, 2010
	Actual	Normalized
Electric residential	4.0%	3.0%
Electric commercial and industrial	0.6	0.5
Total retail electric sales	1.6	1.2
Firm natural gas sales	6.3	1.4

Electric Revenues and Margin

Electric fuel and purchased power expenses tend to vary with changing retail and wholesale sales requirements and unit cost changes in fuel and purchased power.  Due to fuel and purchased energy cost-recovery mechanisms for customers in most states, the fluctuations in these costs do not materially affect electric margin.  The following tables detail the electric revenues and margin:

	Three Months Ended March 31,
(Millions of Dollars)	2010	2009
Electric revenues	$1,996	$1,887
Electric fuel and purchased power	(988)	(925)
Electric margin	$1,008	$962

The following tables summarize the components of the changes in electric revenues and electric margin:

Electric Revenues

Three Months
Ended March 31,
(Millions of Dollars)	2010 vs. 2009
Fuel and purchased power cost recovery	$67
Retail rate increases (Colorado, Wisconsin, Texas and New Mexico)	57
Conservation and DSM revenue and incentive (generally offset by expenses)	13
Retail sales increase (excluding weather impact)	6
NSP-Minnesota rate case provision for refund (largely offset in depreciation expense)	(10)
Firm wholesale	(6)
Non-fuel riders	(3)
Other, net	(15)
Total increase in electric revenues	$109

Electric Margin

Three Months
Ended March 31,
(Millions of Dollars)	2010 vs. 2009
Retail rate increases (Colorado, Wisconsin, Texas and New Mexico)	$57
Conservation and DSM revenue and incentive (generally offset by expenses)	13
Retail sales increase (excluding weather impact)	6
NSP-Minnesota rate case provision for refund (largely offset in depreciation expense)	(10)
Fuel recovery	(8)
Non-fuel riders	(3)
Firm wholesale	(2)
Other, net	(7)
Total increase in electric margin	$46

Natural Gas Revenues and Margin

The cost of natural gas tends to vary with changing sales requirements and the cost of wholesale natural gas purchases.  However, due to purchased natural gas cost-recovery mechanisms for sales to retail customers, fluctuations in the wholesale cost of natural gas have little effect on natural gas margin.  The following tables detail natural gas revenues and margin:

	Three Months Ended March 31,
(Millions of Dollars)	2010	2009
Natural gas revenues	$790	$789
Cost of natural gas sold and transported	(581)	(592)
Natural gas margin	$209	$197

The following tables summarize the components of the changes in natural gas revenues and margin:

Natural Gas Revenues

Three Months
Ended March 31,
(Millions of Dollars)	2010 vs. 2009
Purchased natural gas adjustment clause recovery	$(6)
Estimated impact of weather	3
Rate increase (Minnesota)	3
Retail sales increase (excluding weather impact)	2
Conservation and DSM revenue and incentive (generally offset by expenses)	1
Other, net	(2)
Total increase in natural gas revenues	$1

Natural Gas Margin

Three Months
Ended March 31,
(Millions of Dollars)	2010 vs. 2009
Estimated impact of weather	$3
Rate increase (Minnesota interim)	3
Retail sales increase (excluding weather impact)	2
Conservation and DSM revenue and incentive (generally offset by expenses)	1
Other, net	3
Total increase in natural gas margin	$12

Non-Fuel Operating Expense and Other Items

Other Operating and Maintenance (O&M) Expenses — Other O&M expenses increased by approximately $9.1 million, or 1.9 percent, for the first quarter of 2010, compared with the same period in 2009.  The following table summarizes the changes in other O&M expenses:

Three Months
Ended March 31,
(Millions of Dollars)	2010 vs. 2009
Higher plant generation costs	$11
Higher insurance costs	4
Lower employee benefits costs	(8)
Other, net	2
Total increase in other operating and maintenance expenses	$9

•                  Higher plant generation costs are primarily attributable to the timing of scheduled maintenance.

•                  Higher insurance costs are primarily due to increased general liability insurance expenses.

•                  Lower employee benefits costs are primarily the result of lower active and retiree health care costs and lower annual and long-term incentive costs, offset by higher pension costs.

Conservation and DSM Program Expenses — Conservation and DSM program expenses increased approximately $12.8 million or 28.4 percent, for the first quarter of 2010, compared with the same period in 2009.  The higher expense is attributable to the expansion of programs and regulatory commitments.  Conservation and DSM program expenses are generally recovered in our major jurisdictions concurrently through riders and base rates.

Depreciation and Amortization — Depreciation and amortization expenses decreased by $2.6 million or 1.2 percent, for the first quarter of 2010, compared with the same period in 2009.  The lower depreciation expense is primarily due to MPUC decisions that reduced depreciation and decommissioning expense in June and October 2009.  These decreases were partially offset by normal system expansion.

Taxes (Other Than Income Taxes) — Taxes (other than income taxes) increased by approximately $4.3 million or 5.6 percent, for the first quarter of 2010, compared with the same period in 2009.  The increase is primarily due to an increase in property taxes in Colorado and Minnesota.

Equity Earnings of Unconsolidated Subsidiaries — Equity earnings of unconsolidated subsidiaries increased by $4.3 million, for the first quarter of 2010, compared with the same period in 2009.  The increase is primarily related to increased earnings from the equity investment in WYCO Development LLC, which includes a natural gas pipeline and a storage facility that began operating in 2008 and mid 2009, respectively.

Allowance for Funds Used During Construction, Equity and Debt (AFUDC) — AFUDC decreased by $7.4 million or 26.1 percent, for the first quarter of 2010, compared with 2009.  The decrease was primarily due to the inclusion of Comanche Unit 3 in rate base and lower interest rates.

Interest Charges — Interest charges increased by approximately $2.0 million, or 1.4 percent, for the first quarter of 2010, compared with 2009.  The increase is due to higher long-term debt levels to fund investment in our utility operations, partially offset by lower interest rates.

Income Taxes — Income tax expense increased by $34.8 million for the first quarter of 2010, compared with 2009.  The increase in income tax expense was primarily due to an increase in pretax income, a write-off of tax benefit previously recorded for Medicare Part D subsidies, and an adjustment related to the COLI Tax Court proceedings, partially offset by a reversal of a valuation allowance for certain state tax credit carryovers.  The effective tax rate was 42.1 percent for the first quarter of 2010, compared with 33.1 percent for the same period in 2009.

The higher effective tax rate for the first quarter of 2010 was primarily due to the following:

	Three Months Ended March 31, 2010
		Effective Tax
(Millions of Dollars)	Dollars	Rate
Income tax expense	$121.9	42.1%
Medicare Part D (a)	(17.0)	(5.8)
PSRI	(7.7)	(2.6)
Reversal of valuation allowance for certain state tax credit carryovers	5.3	1.8
Income tax expense (excluding items above)	$102.5	35.5%

(a)  See Note 5.  Income Taxes

Xcel Energy expects the effective tax rate for 2010 ongoing earnings to be approximately 35 percent to 37 percent.

Factors Affecting Results of Continuing Operations

Fuel Supply and Costs

See the discussion of fuel supply and costs in Item 7 — Managements Discussion and Analysis of Financial Condition and Results of Operations in Xcel Energy’s Annual Report on Form 10-K filed for the year ended Dec. 31, 2009.

Public Utility Regulation

NSP-Minnesota

Aggregators of Retail Customers (ARCs) — In 2009, the FERC adopted rules requiring MISO to allow ARCs to offer demand response aggregation services to end-use customers in the states served by NSP-Minnesota.  ARCs would operate in competition with the state-regulated retail demand response programs offered by NSP-Minnesota.  The MISO ARC tariff provisions are effective in June 2010.  The MPUC has opened an investigation regarding possible operation of ARCs in Minnesota.  NSP-Minnesota requested the MPUC to prohibit ARCs in its response to an MPUC notice seeking comments.  NSP-Minnesota also filed requests with the NDPSC and SDPUC in March 2010 asking the regulatory agencies to prohibit operations of ARCs in their respective states, and to take action prior to June 2010.  The investigation and requests are pending MPUC, NDPSC and SDPUC action.

Nuclear Power Operations and Waste Disposal — NSP-Minnesota owns two nuclear generating plants: the Monticello plant and the Prairie Island plant, which has two units.  See additional discussion regarding the nuclear generating plants at Note 18 to the Xcel Energy Annual Report on Form 10-K for the year ended Dec. 31, 2009.

High-Level Radioactive Waste Disposal — The federal government has the responsibility to permanently dispose of domestic spent nuclear fuel and other high-level radioactive wastes.  The Nuclear Waste Policy Act requires the DOE to implement a program for nuclear high-level waste management.  This includes the siting, licensing, construction and operation of a repository for spent nuclear fuel from civilian nuclear power reactors and other high-level radioactive wastes at a permanent federal storage or disposal facility.  In 2002, the U. S. Congress designated Yucca Mountain, Nevada as the first deep geologic repository over the objections of the Governor of Nevada.  In 2008, the DOE submitted an application to construct a deep geologic repository at Yucca Mountain to the Nuclear Regulatory Commission (NRC).  In 2010, the DOE announced its intention to stop the Yucca Mountain project and requested the NRC to approve the withdrawal of the application.  In parallel with the action to stop the Yucca Mountain project, the Secretary of Energy has convened a Blue Ribbon Commission to recommend alternatives to Yucca Mountain for disposing of used nuclear fuel.  The final report containing recommendations from the Blue Ribbon Commission is expected in early 2012.  A number of parties have challenged the DOE’s authority to stop the Yucca Mountain project and to withdraw the application from the NRC.  The utility industry, including Xcel Energy, is represented in the challenges by the Nuclear Energy Institute.  In light of the DOE’s plan to stop the Yucca Mountain project and to withdraw its application from the NRC, Xcel Energy in a separate action has requested the Secretary of Energy to set the fee collection rate for the Nuclear Waste Fund to zero until a definitive program is in place.  To date, the DOE has not accepted any of NSP-Minnesota’s spent nuclear fuel.  NSP-Minnesota has on-site storage for spent nuclear fuel at its Monticello and Prairie Island nuclear generating plants.  As of March 31, 2010, there were 26 casks loaded and stored at the Prairie Island plant and 10 casks loaded and stored at the Monticello plant.  See Note 7 to the consolidated financial statements for a discussion of the legal proceedings against the DOE related to the nuclear waste disposal matter.

Nuclear Plant Power Uprates and Life Extension — In April 2008, NSP-Minnesota filed an application with the NRC to renew the operating license of its two nuclear reactors at Prairie Island for an additional 20 years, until 2033 and 2034, respectively.  The Prairie Island Indian Community (PIIC) filed contentions in the NRC’s license renewal proceeding in August 2008, which was referred to an Atomic Safety and Licensing Board (ASLB) for review.  The ASLB granted the PIIC hearing request and has admitted seven of the 11 contentions filed.  To date, all seven contentions that were originally admitted have been resolved and removed from the ASLB docket.  Subsequent to the NRC issuance of the final Safety Evaluation Report and the draft supplemental environmental impact statement, the PIIC filed four additional contentions.  The ASLB has admitted one of the contentions and has issued a decision denying the other three.  NSP-Minnesota is challenging the admitted contention with the ASLB and has filed an interlocutory appeal with the NRC.  If the contention is not resolved, the resulting adjudicatory process is expected to add approximately eight months onto the NRC’s standard 22 month review schedule, resulting in a decision on the Prairie Island license renewal in late 2010.

NSP-Wisconsin

Bay Front Biomass Gasification — In December 2009, the PSCW granted NSP-Wisconsin a certificate of authority to install biomass gasification technology at the Bay Front Power Plant in Ashland, Wis.  The project will convert a third boiler to biomass gasification technology allowing the plant to use up to 100 percent biomass in all three boilers.  The initial estimate required for the additional biomass receiving and handling facilities at the plant, an external gasifier, minor modifications to the plant’s remaining coal-fired boiler and an enhanced air quality control system is approximately $58 million.  The project is expected to improve the environmental performance of the plant and contribute towards state RES in the region.

NSP-Minnesota also made filings in North Dakota and Minnesota requesting future rate recovery of the portion of the project costs that will be billed to NSP-Minnesota through the Interchange Agreement, which is a FERC-approved tariff that allows NSP-Minnesota and NSP-Wisconsin to share all NSP System generation and transmission costs.

NSP-Wisconsin is currently conducting more detailed analyses of the project to determine a preferred gasification technology, refine the construction schedule and more precisely estimate project cost.  Depending upon the results of these analyses, NSP-Wisconsin may need to contact the PSCW, as well as the MPUC and the NDPSC to update them on certain aspects of the project.  NSP-Minnesota has requested regulatory action before the MPUC and the NDPSC be temporarily suspended until the results of these analyses are assessed by regulators in Wisconsin.

PSCo

PSCo Resource Plan — In September 2008, the CPUC issued its order detailing the amount of resources that will be added, including the following:

•                  Increase in wind portfolio of 850 MW by 2015.  PSCo would then have a total of approximately 1,900 MW of wind power resources;

•                  Add up to 250 MW of concentrating solar thermal technology with thermal storage;

•                  Increase customer efficiency and conservation programs with plans to meet the CPUC goals of annual energy sales reductions to approximately 3,669 gigawatt hours (GWh), that would yield a demand savings in the range of 886 MW to 994 MW by 2020;

•                  Retirement of two older coal-burning plants (two units at Arapahoe and two units at Cameo), replacing the capacity with company owned resources, provided the costs are reasonable; and

•                  Reduce PSCo’s CO2 emissions between 10 and 15 percent below 2005 levels and for PSCo to propose additional reductions to achieve a 20 percent reduction by 2020 in its next plan.

PSCo acquired 174 MW of wind resources and 19 MW of central station photovoltaic (PV) solar resources through separate request for proposal (RFP)s and those contracts were specifically approved by the CPUC.  In January 2009, PSCo issued an all-source RFPs to fill the approved resource plan. Bids were received in April 2009, and PSCo filed its bid evaluation report with the CPUC in August 2009.

In October 2009, the CPUC approved the acquisitions of the resources identified in the evaluation report.  With minor modification, the CPUC adopted PSCo’s preferred plan, which includes an incremental 900 MW of additional intermittent renewable energy resources (wind and PV solar) and approximately 280 MW of “new technology” renewable energy sources.  The CPUC approved the negotiation of purchased power contracts from a pool of PV solar bidders, rather than designating specific bidders.  The CPUC approved the selection of about 800 MW of traditional gas-fired resources.  The CPUC preferred that PSCo file its next resource plan in the normal course of business in the fall of 2011 rather than making an interim filing in 2010.  The Colorado OCC has appealed the CPUC’s approval of the resource plan to Denver District Court, arguing that the CPUC erred in approving a portfolio where PSCo obtained an ownership interest in gas-fired generation and that this portfolio will not result in just and reasonable rates.

RES — The 2007 Colorado legislature adopted an increased RES that requires PSCo to generate or cause to be generated electricity from renewable resources equaling 20 percent by 2020.  The CPUC approved all material aspects of PSCo’s 2009 RES compliance plan in August 2009.  The 2010 compliance plan was filed in October 2009 and is pending before the CPUC.

In March 2010, Colorado enacted a law that increases the RES for PSCo and removes the solar standard and replaces it with a distributed generation standard.  Within the distributed generation standard, at least one-half of the distributed generation must be retail distributed generation, i.e., generation that is on customer premises behind the customer meter.  The law requires that PSCo generate or cause to be generated electricity from renewable resources equaling:

•                  At least 12 percent of its retail sales for the years 2011 through 2014;

•                  At least 20 percent of its retail sales for the years 2015 through 2019; and

•                  At least 30 percent of its retail sales for the years 2020 and thereafter.

In addition, distributed generation must equal:

•                  At least 1 percent of retail sales in the years 2011 and 2012 and 1.25 percent of retail sales in the years 2013 and 2014;

•                  At least 1.75 percent of retail sales in the years 2015 and 2016 and 2 percent of retail sales in the years 2017, 2018 and 2019;

•                  At least 3 percent of retail sales in those years.

The CPUC has discretion to review the reasonableness of the increase in the distributed generation percentage in 2014.

San Luis Valley-Calumet-Comanche Unit 3 Transmission Project — PSCo and Tri-State Generation and Transmission Association filed a joint application with the CPUC for a certificate of need and public convenience in May 2009.  The project consists of four components of both 230 kilovolt (KV) and 345 KV line and substation construction. The line is intended to assist in bringing solar power in the San Luis Valley to load.  The line was originally expected to be placed in-service in 2013; however, that appears unlikely now due to delays in the siting and permitting of the line.  Several landowners are opposing this transmission line, including two large ranches.  Hearings before an ALJ were conducted in February 2010, and additional hearings are scheduled for May 2010.

Colorado Clean Air-Clean Jobs Act — The Colorado Clean Air-Clean Jobs Act was signed into law on April 19, 2010.  The Act requires PSCo to file a comprehensive plan with the CPUC by Aug. 15, 2010 to reduce annual emissions of NOx by at least 70 to 80 percent from 2008 levels from the coal-fired generation identified in the plan.  The plan must consider emission controls, plant refueling, or plant retirement of at least 900 MW of coal-fired generating units in Colorado by Jan. 1, 2018.  The legislation requires PSCo to prepare comparative evaluations of different scenarios, including a scenario where emission controls are installed on the coal plants and a scenario where coal plants are repowered or replaced by natural gas by Jan. 1, 2015.  The legislation further encourages PSCo to submit long-term gas contracts to the CPUC for approval.  If approved, PSCo would be entitled to recover the costs it incurs under these long-term gas contracts, notwithstanding any change in the market price of natural gas during the term of the contract.

The Act further provides for full recovery of all prudently incurred costs in executing the approved emission reduction plan and requires the CPUC to employ rate-making mechanisms that allow for current recovery without the filing of a general rate case if PSCo includes the early conversion or closure of coal-based generation by Jan. 1, 2015 in its approved plan.  The Act permits the CPUC to consider interim rate increases after Jan. 1, 2012 while the rate filing is pending.

SPS

Southwest Power Pool, Inc. (SPP) Transmission Cost Recovery — The SPP transmission tariff currently establishes the mechanism for recovering costs associated with base plan transmission projects, which are transmission projects required to maintain reliability, and for balanced portfolio transmission projects that promote economic expansion of the SPP grid.  Currently, for base plan transmission projects, one-third of the costs are collected on an SPP region-wide basis and the remaining two-thirds are recovered from individual pricing zone(s) in SPP using a power flow analysis.  For balanced portfolio projects, 100 percent of the costs are recovered on an SPP region-wide basis.  During the SPP Board of Directors’ meeting on March 31, 2010, the SPP board approved the tariff filing for this cost allocation methodology as follows:

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

Summary of Recent Federal Regulatory Developments

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, hydro facility licensing, natural gas transportation, accounting practices and certain other activities of Xcel Energy’s utility subsidiaries, including enforcement of North American Electric Reliability Corporation (NERC) mandatory electric reliability standards.  State and local agencies have jurisdiction over many of Xcel Energy’s utility activities, including regulation of retail rates and environmental matters.  See additional discussion in the summary of recent federal regulatory developments and public utility regulation sections of the Xcel Energy Annual Report on Form 10-K for the year ended Dec. 31, 2009.  In addition to the matters discussed below, see Note 6 to the consolidated financial statements for a discussion of other regulatory matters.

FERC Penalty Guideline Policy Statement — On March 18, 2010, the FERC issued a Penalty Guideline Policy Statement based on the U. S. Federal Sentencing Guidelines.  The penalty guidelines propose substantial financial penalties for violations of NERC reliability standards and other FERC rules.  On April 15, 2010, the FERC issued an order suspending the policy statement and requested written comments within 60 days.

Electric Reliability Standards Compliance

Compliance Audits

On Oct. 31, 2008, the Western Electricity Coordinating Council (WECC) auditors issued their final audit report on PSCo’s compliance with electric reliability standards.  The report found a possible violation of one reliability standard related to relay maintenance.

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

In March 2010, the MRO, SPP and WECC conducted a joint compliance spot check to evaluate compliance with the NERC Critical Energy Infrastructure (CIP) standards, which were effective July 1, 2008.  The preliminary report found that the Xcel Energy utility subsidiaries may not be in compliance with several of the CIP standards.  Xcel Energy will respond to the report indicating where it disagrees with the conclusions.  To what extent NERC may seek to impose penalties for potential violations is unknown at this time.

NERC Compliance Investigations

On Sept. 18, 2007, portions of the NSP System and transmission systems west and north of the NSP System briefly islanded from the rest of the Eastern Interconnection, as a result of a series of transmission line outages.  In addition, service to approximately 790 MW of load was temporarily interrupted, primarily in Saskatchewan, Canada.  The initial transmission line outages occurred on the NSP System.  In March 2008, NSP-Minnesota received notice that the MRO was commencing a compliance investigation of the September 2007 event.  Because the event affected more than one region, the NERC took over the investigation. In January 2010, the NERC issued a preliminary report alleging the NSP System violated certain NERC reliability standards.  The report represents the preliminary conclusions of the NERC and is subject to additional procedures at NERC, and ultimately FERC review.  Xcel Energy disagrees with the many aspects of the preliminary report and filed its response with NERC in February 2010.  The final outcome of the NERC compliance investigation, and whether and to what extent penalties for violations may be assessed, is unknown at this time.

In February 2010, the NERC notified NSP-Minnesota that it was commencing a non-public investigation of NSP-Minnesota maintenance practices associated with insulating oil levels in bulk electric system substations, as the result of an anonymous complaint received by the NERC.  NSP-Minnesota is fully cooperating with the investigation.  The final outcome of the NERC compliance investigation, and whether and to what extent NERC may seek to impose penalties for violations, is unknown at this time.

MISO Generation Interconnection Cost Allocation Tariff — In October 2009, the FERC approved a proposal by MISO and its transmission owners, including NSP-Minnesota and NSP-Wisconsin, to change the cost allocation procedures in the MISO tariff associated with interconnection of new generation.  The changes approved require the interconnecting generator to fund 90 percent of the costs on an interim basis until MISO and its stakeholders develop a replacement tariff to be filed with FERC in July 2010.  While it remains unclear what the cost allocation provisions of the replacement tariff will be, the replacement tariff may significantly impact how new transmission investment in the MISO is funded.

MISO vs. PJM Interconnection, L.L.C. (PJM) Complaint Proceedings — In March 2010, MISO filed two complaints against PJM at the FERC alleging that PJM violated generation redispatch requirements under the Joint Operating Agreement between the two RTOs, and alleging that incorrect modeling of certain generators by PJM resulted in underpayments by PJM of up to $130 million to generators in MISO (including the NSP System) for redispatch provided from 2002 to 2009.  MISO asked the FERC to direct PJM to pay the underpaid amount, plus interest.  Xcel Energy intervened in the complaint proceedings in support of MISO.  If the FERC directs PJM to make payments to MISO, the NSP System would receive a portion of the payments to MISO.  The outcome of the complaint proceedings is uncertain.

Environmental, Legal and Other Matters

See a discussion of environmental, legal and other matters at Note 7 to the consolidated financial statements.

Critical Accounting Policies and Estimates

Preparation of the consolidated financial statements and related disclosures in compliance with GAAP requires the application of accounting rules and guidance, as well as the use of estimates.  The application of these policies necessarily involves judgments regarding future events, including the likelihood of success of particular projects, legal and regulatory challenges and anticipated recovery of costs.  These judgments could materially impact the consolidated financial statements and disclosures, based on varying assumptions.  In addition, the financial and operating environment also may have a significant effect on the operation of the business and on the results reported even if the nature of the accounting policies applied have not changed.  Item 7 — Management’s Discussion and Analysis, in Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2009, includes a discussion of accounting policies and estimates that are most significant to the portrayal of Xcel Energy’s financial condition and results, and that require management’s most difficult, subjective or complex judgments.  Each of these has a higher likelihood of resulting in materially different reported amounts under different conditions or using different assumptions.

Pending Accounting Changes

See a discussion of recently issued accounting pronouncements and pending accounting changes in Note 2 to the consolidated financial statements.

Derivatives, Risk Management and Market Risk

In the normal course of business, Xcel Energy and its subsidiaries are exposed to a variety of market risks as disclosed in Management’s Discussion and Analysis and in item 1A — Risk Factors in its Annual Report on Form 10-K for the year ended Dec. 31, 2009.  Market risk is the potential loss or gain that may occur as a result of changes in the market or fair value of a particular instrument or commodity.  All financial and commodity-related instruments, including derivatives, are subject to market risk.  Market risks associated with derivatives are discussed in further detail in Note 10 to the consolidated financial statements.

Xcel Energy is exposed to the impact of changes in price for energy and energy related products, which is partially mitigated by Xcel Energy’s use of commodity derivatives.  Though no material non-performance risk currently exists with the counterparties to Xcel Energy’s commodity derivative contracts, distress in the financial markets may in the future impact that risk to the extent it impacts those counterparties.  Distress in the financial markets may also impact the fair value of the debt and equity securities in the nuclear decommissioning trust fund, master pension and postretirement health care plan trusts, as well as Xcel Energy’s ability to earn a return on short-term investments of excess cash.  As of March 31, 2010, there have been no material changes to market risks from that set forth in Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2009.

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

Changes in the fair value of commodity trading contracts before the impacts of margin-sharing mechanisms were as follows:

	Three Months Ended March 31,
(Thousands of Dollars)	2010	2009
Fair value of commodity trading net contract assets outstanding at Jan. 1	$9,628	$4,169
Contracts realized or settled during the period	(486)	(6,062)
Commodity trading contract additions and changes during period	6,061	8,184
Fair value of commodity trading net contract assets outstanding at March 31	$15,203	$6,291

At March 31, 2010, the fair values by source for the commodity trading net asset balance were as follows:

	Futures / Forwards
		Maturity			Maturity	Total Futures/
	Source of	Less Than	Maturity	Maturity	Greater Than	Forwards
(Thousands of Dollars)	Fair Value	1 Year	1 to 3 Years	4 to 5 Years	5 Years	Fair Value
NSP-Minnesota	1	$4,002	$8,197	$—	$—	$12,199
	2	1	1,017	637	400	2,055
PSCo	1	146	1,009	—	—	1,155
	2	(17)	368	75	—	426
		$4,132	$10,591	$712	$400	$15,835

	Options
		Maturity			Maturity
	Source of	Less Than	Maturity	Maturity	Greater Than	Total Options
(Thousands of Dollars)	Fair Value	1 Year	1 to 3 Years	4 to 5 Years	5 Years	Fair Value
NSP-Minnesota	2	$(632)	$—	$—	$—	$(632)
		$(632)	$—	$—	$—	$(632)

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

Normal purchases and sales transactions, as defined by ASC 815 Derivatives and Hedging, are non-trading activity such as hedged transactions and certain other long-term power purchase contracts that are not included in the fair values by source tables as they are not recorded at fair value as part of commodity trading operations.

At March 31, 2010, a 10 percent increase in market prices over the next 12 months for commodity trading contracts would decrease pretax income from continuing operations by approximately $1.2 million, whereas a 10 percent decrease would increase pretax income from continuing operations by approximately $1.1 million.

Xcel Energy’s short-term wholesale and commodity trading operations measure the outstanding risk exposure to price changes on transactions, contracts and obligations that have been entered into, but not closed, using an industry standard methodology known as Value at Risk (VaR).  VaR expresses the potential change in fair value on the outstanding transactions, contracts and obligations over a particular period of time under normal market conditions.  VaR is calculated on a consolidated basis.  The VaRs for NSP-Minnesota and PSCo commodity trading operations, calculated on a consolidated basis, were as follows:

	Period Ended
(Millions of Dollars)	March 31,	VaR Limit	Average	High	Low
2010	$0.42	$5.00	$0.39	$0.77	$0.11
2009	1.81	5.00	0.57	2.02	0.18

Interest Rate Risk — Xcel Energy and its subsidiaries are subject to the risk of fluctuating interest rates in the normal course of business.  Xcel Energy’s risk management policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives such as swaps, caps, collars and put or call options.

At March 31, 2010, a 100-basis-point change in the benchmark rate on Xcel Energy’s variable rate debt would impact pretax interest expense by approximately $4.7 million annually, or approximately $1.2 million per quarter.  See Note 10 to the consolidated financial statements for a discussion of Xcel Energy and its subsidiaries’ interest rate derivatives.

Xcel Energy also maintains trust funds, as required by the NRC, to fund costs of nuclear decommissioning.  These trust funds are subject to interest rate risk and equity price risk.  At March 31, 2010, these funds were invested in a diversified portfolio of taxable and municipal fixed income securities and equity securities.  These funds may be used only for activities related to nuclear decommissioning.  The accounting for nuclear decommissioning recognizes that costs are recovered through rates; therefore, fluctuations in equity prices or interest rates do not have an impact on earnings.

Credit Risk — Xcel Energy and its subsidiaries are also exposed to credit risk.  Credit risk relates to the risk of loss resulting from counterparties’ nonperformance on their contractual obligations.  Xcel Energy and its subsidiaries maintain credit policies intended to minimize overall credit risk and actively monitor these policies to reflect changes and scope of operations.

At March 31, 2010, a 10 percent increase in prices would have resulted in a net decrease in credit exposure of $9.7 million, while a decrease of 10 percent would have resulted in an increase in credit exposure of $11.1 million.

Xcel Energy and its subsidiaries conduct standard credit reviews for all counterparties.  Xcel Energy employs additional credit risk control mechanisms when appropriate, such as letters of credit, parental guarantees, standardized master netting agreements and termination provisions that allow for offsetting of positive and negative exposures.  The credit exposure is monitored and, when necessary, the activity with a specific counterparty is limited until credit enhancement is provided.  Distress in the financial markets could increase Xcel Energy’s credit risk.

Fair Value Measurements

Xcel Energy adopted new accounting and disclosure guidance on fair value measurements which established a hierarchy for inputs used in measuring fair value and generally requires that the most observable inputs available be used for fair value measurements.  Note 10 to the consolidated financial statements describes the fair value hierarchy and discloses the amounts of assets and liabilities measured at fair value that have been assigned to Level 3.

Commodity Derivatives — Xcel Energy continuously monitors the creditworthiness of the counterparties to its commodity derivative contracts and assesses each counterparty’s ability to perform on the transactions set forth in the contracts.  Given this assessment and the typically short duration of these contracts, the impact of discounting commodity derivative assets for counterparty credit risk was not material to the fair value of commodity derivative assets at March 31, 2010.  Adjustments to fair value for credit risk of commodity trading instruments are recorded in electric revenues.  Credit risk adjustments for other commodity derivative instruments are deferred as OCI or regulatory assets and liabilities.  The classification as a regulatory asset or liability is based on the commission approved regulatory recovery mechanism.  Xcel Energy also assesses the impact of its own credit risk when determining the fair value of commodity derivative liabilities.  The impact of discounting commodity derivative liabilities for credit risk was immaterial to the fair value of commodity derivative liabilities at March 31, 2010.

Commodity derivative assets and liabilities assigned to Level 3 consist primarily of FTRs, as well as forwards and options that are either long-term in nature or related to commodities and delivery points with limited observability.  Level 3 commodity derivative assets and liabilities represent approximately 1 percent and 9 percent of total assets and liabilities measured at fair value, respectively, at March 31, 2010.

Determining the fair value of FTRs requires numerous management forecasts that vary in observability, including various forward commodity prices, retail and wholesale demand, generation and resulting transmission system congestion.  Given the limited observability of management’s forecasts for several of these inputs, these instruments have been assigned a Level 3.  Level 3 commodity derivatives assets and liabilities include $0.8 million and $0.1 million of estimated fair values, respectively, for FTRs held at March 31, 2010.

Determining the fair value of certain commodity forwards and options can require management to make use of subjective forward price and volatility forecasts for commodities and locations with limited observability, or subjective forecasts which extend to periods beyond those readily observable on active exchanges or quoted by brokers.  When less observable forward price and volatility forecasts are significant to determining the value of commodity forwards and options, these instruments are assigned to Level 3.  Level 3 commodity derivatives assets and liabilities include $6.7 million and $3.4 million of estimated fair values, respectively, for commodity forwards and options held at March 31, 2010.

Nuclear Decommissioning Fund — Nuclear decommissioning fund assets assigned to Level 3 consist of asset-backed and mortgage-backed securities.  To the extent appropriate, observable market inputs are utilized to estimate the fair value of these securities; however, less observable and subjective risk-based adjustments to estimated yield and forecasted prepayments are often significant to these valuations.  Therefore, estimated fair values for all asset-backed and mortgage-backed securities totaling $153.2 million in the nuclear decommissioning fund at March 31, 2010 (approximately 12 percent of total assets measured at fair value), are assigned to Level 3.  Realized and unrealized gains and losses on nuclear decommissioning fund investments are deferred as a component of a nuclear decommissioning regulatory asset.

Liquidity and Capital Resources

Cash Flows

	Three Months Ended March 31,
(Millions of Dollars)	2010	2009
Cash provided by (used in) operating activities
Continuing operations	$586	$844
Discontinued operations	(30)	(31)
Total	$556	$813

Cash provided by operating activities for continuing operations decreased by $258 million for the first three months of 2010, compared with the first three months of 2009.  The decrease was primarily due to changes in working capital due to lower accounts receivable as a result of milder weather causing reduced natural gas sales in the first quarter of 2010, as well as a lower investment in inventory which was generally due to lower volume as compared to 2009.  These decreases were slightly offset by the timing of accounts payable and deferred income taxes.

	Three Months Ended March 31,
(Millions of Dollars)	2010	2009
Cash used in investing activities	$(460)	$(473)

Cash used in investing activities for continuing operations decreased by $13 million for the first three months of 2010, compared with the first three months of 2009.  The decrease was due to reduced investment in the WYCO pipeline and storage project.

	Three Months Ended March 31,
(Millions of Dollars)	2010	2009
Cash used in financing activities	$(122)	$(286)

Cash used in financing activities for continuing operations decreased by $164 million for the first three months of 2010, compared with the first three months of 2009.  The decrease is primarily due to lower repayments of long-term debt related to maturity dates.

Capital Requirements

Xcel Energy expects to meet future financing requirements by periodically issuing short-term debt, long-term debt, common stock, preferred securities and hybrid securities to maintain desired capitalization ratios.

Regulation of Derivatives — In December 2009, the U. S. House of Representatives passed H.R. 4173, the Wall Street Reform and Consumer Protection Act of 2009, and there are several other bills which have been introduced regarding regulation of derivative transactions.  One provision within H.R. 4173 and the other bills introduced provide the Commodity Futures Trading Commission and SEC with expanded regulatory authority of energy derivative and swap transactions.  As passed by the House, H.R. 4173 could preclude or impede some types of over-the-counter energy commodity transactions and/or require clearing through regulated central counterparties, which could result in extensive margin and fee requirements.  Based on our preliminary analysis the margin requirements could be significant.  The legislation passed by the U. S. House of Representatives appears to contain less onerous language on hedges used by commercial participants; however, Xcel Energy is reviewing the proposal.  Additionally, the U. S. Senate began debate on their own derivatives legislation during the first quarter 2010, but the outcome in the U. S. Senate in regard to this legislation is unknown at present.

FERC has issued a notice which proposes changes in credit polices in organized electric markets such as MISO.  The proposed rule would:

•                  Shorten the settlement cycle to no more than seven calendar days with no more than an additional seven calendar days for final payment.

•                  Limit unsecured credit to no more than $50 million per market participant in energy markets and eliminate unsecured credit in FTR markets.

•                  Clarify the ability of market administrators to offset amounts owed to market participants against amounts owed by market participants and to manage defaults.

•                  Establish minimum participation criteria for market participants.

•                  Specify circumstances in which a market administrator may invoke “material adverse change” to require a market participant to post additional collateral.

•                  Limit time period allowed for posting additional collateral when additional collateral is requested.

The proposed rule would materially alter several existing credit policies within organized markets which, if enacted in their current form, could have an impact on Xcel Energy’s liquidity needs.

Pension Fund — Xcel Energy’s pension assets are invested in a diversified portfolio of domestic and international equity securities, short-term to long-duration fixed income securities, and alternative investments, including private equity, real estate and commodity index investments.  Xcel Energy currently projects no funding obligations for 2010.  At this time, pension funding contributions for 2011, which will be dependent on several factors including realized asset performance, future discount rate, IRS and legislative initiatives as well as other actuarial assumptions, are estimated to range between $100 million to $150 million.

Capital Sources

Short-Term Funding Sources — Xcel Energy uses a number of sources to fulfill short-term funding needs, including operating cash flow, notes payable, commercial paper and bank lines of credit.  The amount and timing of short-term funding needs depend in large part on financing needs for construction expenditures, working capital and dividend payments.

Short-Term Investments — Xcel Energy, NSP-Minnesota, NSP-Wisconsin, PSCo and SPS maintain cash operating accounts with Wells Fargo Bank.  At March 31, 2010, approximately $15 million of cash was held in these liquid operating accounts.

Commercial Paper — Xcel Energy, NSP-Minnesota, PSCo and SPS each have individual commercial paper programs.  The authorized levels for these commercial paper programs are:

•                  $800 million for Xcel Energy;

•                  $500 million for NSP-Minnesota;

•                  $700 million for PSCo; and

•                  $250 million for SPS.

Credit Facilities — As of April 26, 2010, Xcel Energy and its utility subsidiaries had the following committed credit facilities available to meet its liquidity needs:

(Millions of Dollars)	Facility	Drawn(a)	Available	Cash	Liquidity	Maturity
NSP-Minnesota	$482.2	$86.7	$395.5	$0.6	$396.1	December 2011
PSCo	675.1	111.8	563.3	0.8	564.1	December 2011
SPS	247.9	18.0	229.9	0.7	230.6	December 2011
Xcel Energy — Holding Company	771.6	292.1	479.5	0.8	480.3	December 2011
NSP-Wisconsin(b)	—	—	—	0.3	0.3
Total	$2,176.8	$508.6	$1,668.2	$3.2	$1,671.4

(a) Includes direct borrowings, outstanding commercial paper and letters of credit.

(b) NSP-Wisconsin does not have a separate credit facility; however, it has a borrowing agreement with NSP-Minnesota.

Credit Ratings — Access to reasonably priced capital markets is dependent in part on credit and ratings.  The following ratings reflect the views of Moody’s Investors Service (Moody’s), Standard & Poor’s Rating Services (Standard & Poor’s), and Fitch Ratings (Fitch).  A security rating is not a recommendation to buy, sell or hold securities, and is subject to revision or withdrawal at any time by the rating agency.

As of April 26, 2010, the following represents the credit ratings assigned to various Xcel Energy companies:

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

In the event of a downgrade of its credit ratings to below investment grade, Xcel Energy may be required to provide credit enhancements in the form of cash collateral, letters of credit or other security to satisfy all or a part of its exposures under guarantees outstanding.  See a discussion of guarantees at Note 11 to the consolidated financial statements.  Xcel Energy has no explicit credit rating requirements or hard triggers in its debt agreements.

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

Registration Statements — Xcel Energy’s articles of incorporation authorize the issuance of one billion shares of common stock.  As of March 31, 2010 and Dec. 31, 2009, Xcel Energy had approximately 459 million shares and 458 million shares of common stock outstanding, respectively.  In addition, Xcel Energy’s articles of incorporation authorize the issuance of seven million shares of $100 par value preferred stock.  On March 31, 2010 and Dec. 31, 2009, Xcel Energy had approximately one million shares of preferred stock outstanding.  Xcel Energy and its subsidiaries have the following registration statements on file with the SEC, pursuant to which they may sell, from time to time, securities:

•                  Xcel Energy has an effective automatic shelf registration statement that does not contain a limit on issuance capacity; however, Xcel Energy’s ability to issue securities is limited by authority granted by the Board of Directors, which authority currently authorizes the issuance of up to an additional $1.5 billion of debt and common equity securities.

•                  NSP-Minnesota has $700 million of debt securities available under its currently effective registration statement.

•                  PSCo has $400 million of debt securities available under its currently effective registration statement.  In March 2010, PSCo received authorization from the CPUC to issue up to $1.8 billion of long-term debt securities.  The authorization expires in December 2013.

•                  NSP-Wisconsin has $50 million remaining under its currently effective registration statement.

Long-Term Borrowings — See a discussion of the long-term borrowings in Note 9 to the consolidated financial statements.

Financing Plans — Xcel Energy issues debt and equity securities to refinance retiring maturities, reduce short-term debt, fund construction programs, infuse equity in subsidiaries, fund asset acquisitions and for other general corporate purposes. In addition to the periodic issuance and repayment of short-term debt, Xcel Energy and its utility subsidiaries plan to issue the following securities:

•                  NSP-Minnesota plans to issue approximately $500 million of first mortgage bonds in the third quarter of 2010.

•                  PSCo plans to issue $400 million of first mortgage bonds in the fourth quarter of 2010.

•                  Xcel Energy plans to issue:

•                  Approximately $500 million of long-term debt during the second quarter of 2010;

•                  Approximately $400 million of equity in 2010 or 2011; and

•                  Approximately $75 million of equity through the Dividend Reinvestment Program and various benefit programs in 2010.

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

Earnings Guidance

Xcel Energy’s 2010 ongoing earnings guidance is $1.55 to $1.65 per share.  Key assumptions are detailed below:

•                  Normal weather patterns are experienced for the year.

•                  Weather-adjusted retail electric utility sales grow approximately 1 percent.

•                  Weather-adjusted retail firm natural gas sales increase approximately 0 percent to 1 percent.

•                  Reflects increased revenue due to the full year impact of 2009 electric rate cases in Colorado, Texas and New Mexico, along with the 2010 electric rate increase in Colorado.

•                  Constructive outcomes in the Minnesota natural gas rate case and PSCo wholesale electric rate case.

•                  Increased rider revenue recovery of approximately $30 million.

•                  O&M expenses are projected to increase $115 million to $135 million, or 6 percent to 7 percent.

•                  Depreciation expense is projected to increase $35 million to $45 million.

•                  Interest expense is projected to increase approximately $20 million to $30 million.

•                  AFUDC — equity is projected to decrease $15 million to $20 million.

•                  The effective tax rate is approximately 35 percent to 37 percent.

•                  Average common stock and equivalents total approximately 460 million shares.

Item 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management’s Discussion and Analysis under Item 2.

Item 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Xcel Energy maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure.  As of March 31, 2010, based on an evaluation carried out under the supervision and with the participation of Xcel Energy’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that Xcel Energy’s disclosure controls and procedures were effective.

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

Additional Information

See Notes 6 and 7 to the consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion of legal proceedings, including Regulatory Matters and Commitments and Contingent Liabilities, which are hereby incorporated by reference.  Reference also is made to Item 3 and Notes 16 and 17 of Xcel Energy’s consolidated financial statements in its Annual Report on Form 10-K for the year ended Dec. 31, 2009 for a description of certain legal proceedings presently pending.

Item 1A — RISK FACTORS

Xcel Energy’s risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2009, which is incorporated herein by reference.  There have been no material changes to risk factors.

Item 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Issuer Purchases of Equity Securities
				Maximum Number
			Total Number of	(or Approximate
			Shares Purchased as	Dollar Value) of Shares
			Part of Publicly	That May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased	Paid per Share	Programs	Plans or Programs
Jan. 1, 2010 — Jan. 31, 2010	—	$—	—	—
Feb. 1, 2010 — Feb. 28, 2010 (a)	68,685	20.89	—	—
March 1, 2010 — March 31, 2010 (b)	9,868	21.00	—	—
Total	78,553		—	—

(a)	Xcel Energy or one of its agents periodically purchases common shares in order to satisfy obligations under the Stock Equivalent Plan for Non-Employee Directors.
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

XCEL ENERGY INC.
(Registrant)

April 30, 2010	By:	/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller
(Principal Accounting Officer)

/s/ DAVID M. SPARBY
David M. Sparby
Vice President and Chief Financial Officer
(Principal Financial Officer)