Form 10-Q
period 2013-03-31
XCEL ENERGY INC
filed 2013-05-03
CIK 72903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes  ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2013
Common Stock, $2.50 par value	497,239,284 shares

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

PART I — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands, except per share data)

	Three Months Ended March 31
	2013	2012
Operating revenues
Electric	$2,092,196	$1,936,782
Natural gas	669,596	621,035
Other	21,057	20,262
Total operating revenues	2,782,849	2,578,079

Operating expenses
Electric fuel and purchased power	925,043	863,980
Cost of natural gas sold and transported	439,375	417,946
Cost of sales — other	8,411	7,304
Operating and maintenance expenses	529,231	510,684
Conservation and demand side management program expenses	64,032	63,707
Depreciation and amortization	248,706	228,672
Taxes (other than income taxes)	113,427	105,624
Total operating expenses	2,328,225	2,197,917

Operating income	454,624	380,162

Other income, net	3,922	3,737
Equity earnings of unconsolidated subsidiaries	7,577	7,158
Allowance for funds used during construction — equity	19,754	13,450

Interest charges and financing costs
Interest charges — includes other financing costs of $5,809 and $6,080, respectively	139,613	151,830
Allowance for funds used during construction — debt	(8,758)	(6,607)
Total interest charges and financing costs	130,855	145,223

Income from continuing operations before income taxes	355,022	259,284
Income taxes	118,434	75,515
Income from continuing operations	236,588	183,769
(Loss) income from discontinued operations, net of tax	(18)	124
Net income	$236,570	$183,893

Weighted average common shares outstanding:
Basic	489,781	487,360
Diluted	490,531	487,995

Earnings per average common share:
Basic	$0.48	$0.38
Diluted	0.48	0.38

Cash dividends declared per common share	$0.27	$0.26

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2013	2012

Net income	$236,570	$183,893

Other comprehensive (loss) income

Pension and retiree medical benefits:
Amortization of (gains) losses included in net periodic benefit cost, net of tax of $2,503 and $622, respectively	(639)	895

Derivative instruments:
Net fair value increase, net of tax of $12 and $16,491, respectively	13	25,392
Reclassification of (gains) losses to net income, net of tax of $1,429 and $156, respectively	(305)	181
	(292)	25,573

Marketable securities:
Net fair value (decrease) increase, net of tax of $(18) and $36, respectively	(36)	52

Other comprehensive (loss) income	(967)	26,520
Comprehensive income	$235,603	$210,413

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2013	2012
Operating activities
Net income	$236,570	$183,893
Remove loss (income) from discontinued operations	18	(124)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	253,004	233,097
Conservation and demand side management program amortization	1,712	1,882
Nuclear fuel amortization	27,522	26,000
Deferred income taxes	130,662	167,426
Amortization of investment tax credits	(1,657)	(1,552)
Allowance for equity funds used during construction	(19,754)	(13,450)
Equity earnings of unconsolidated subsidiaries	(7,577)	(7,158)
Dividends from unconsolidated subsidiaries	9,539	8,028
Share-based compensation expense	8,167	3,883
Net realized and unrealized hedging and derivative transactions	217	7,133
Changes in operating assets and liabilities:
Accounts receivable	(72,205)	(52,643)
Accrued unbilled revenues	76,602	197,330
Inventories	87,865	143,873
Other current assets	(51,203)	(71,547)
Accounts payable	5,311	(202,649)
Net regulatory assets and liabilities	88,572	61,872
Other current liabilities	20,318	17,711
Pension and other employee benefit obligations	(181,091)	(180,030)
Change in other noncurrent assets	24,576	(38,806)
Change in other noncurrent liabilities	5,160	(6,686)
Net cash provided by operating activities	642,328	477,483

Investing activities
Utility capital/construction expenditures	(752,251)	(497,218)
Proceeds from insurance recoveries	23,500	-
Allowance for equity funds used during construction	19,754	13,450
Purchases of investments in external decommissioning fund	(586,239)	(213,618)
Proceeds from the sale of investments in external decommissioning fund	584,948	213,618
Investment in WYCO Development LLC	(231)	(172)
Change in restricted cash	-	86,232
Other, net	(2,745)	(1,304)
Net cash used in investing activities	(713,264)	(399,012)

Financing activities
(Repayments of) proceeds from short-term borrowings, net	(177,000)	120,000
Proceeds from issuance of long-term debt	494,282	745
Repayments of long-term debt, including reacquisition premiums	(251,367)	(758)
Proceeds from issuance of common stock	160,084	1,598
Repurchase of common stock	-	(18,529)
Purchase of common stock for settlement of equity awards	-	(23,307)
Dividends paid	(124,426)	(119,162)
Net cash provided by (used in) financing activities	101,573	(39,413)

Net change in cash and cash equivalents	30,637	39,058
Cash and cash equivalents at beginning of period	82,323	60,684
Cash and cash equivalents at end of period	$112,960	$99,742

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(153,498)	$(156,275)
Cash received (paid) for income taxes, net	17,939	(1,173)
Supplemental disclosure of non-cash investing and financing transactions:
Property, plant and equipment additions in accounts payable	$256,530	$224,316
Issuance of common stock for reinvested dividends and 401(k) plans	18,791	18,815

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	March 31, 2013	Dec. 31, 2012
Assets
Current assets
Cash and cash equivalents	$112,960	$82,323
Accounts receivable, net	789,209	718,046
Accrued unbilled revenues	586,761	663,363
Inventories	447,709	535,574
Regulatory assets	369,206	352,977
Derivative instruments	59,554	69,013
Deferred income taxes	93,193	32,528
Prepayments and other	246,079	171,315
Total current assets	2,704,671	2,625,139

Property, plant and equipment, net	24,219,231	23,809,348

Other assets
Nuclear decommissioning fund and other investments	1,663,648	1,617,865
Regulatory assets	2,711,881	2,762,029
Derivative instruments	111,168	126,297
Other	177,076	200,008
Total other assets	4,663,773	4,706,199
Total assets	$31,587,675	$31,140,686

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$6,929	$258,155
Short-term debt	425,000	602,000
Accounts payable	932,547	959,093
Regulatory liabilities	193,658	168,858
Taxes accrued	415,081	334,441
Accrued interest	135,532	162,494
Dividends payable	133,238	131,748
Derivative instruments	30,762	32,482
Other	253,770	287,802
Total current liabilities	2,526,517	2,937,073

Deferred credits and other liabilities
Deferred income taxes	4,643,378	4,434,909
Deferred investment tax credits	81,674	82,761
Regulatory liabilities	1,077,606	1,059,939
Asset retirement obligations	1,741,707	1,719,796
Derivative instruments	230,272	242,866
Customer advances	259,200	252,888
Pension and employee benefit obligations	979,520	1,163,265
Other	250,679	229,207
Total deferred credits and other liabilities	9,264,036	9,185,631

Commitments and contingencies
Capitalization
Long-term debt	10,642,009	10,143,905
Common stock — 1,000,000,000 shares authorized of $2.50 par value; 494,755,061 and 487,959,516 shares outstanding at March 31, 2013 and Dec. 31, 2012, respectively	1,236,888	1,219,899
Additional paid in capital	5,515,513	5,353,015
Retained earnings	2,516,332	2,413,816
Accumulated other comprehensive loss	(113,620)	(112,653)
Total common stockholders’ equity	9,155,113	8,874,077
Total liabilities and equity	$31,587,675	$31,140,686

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)
(amounts in thousands)

	Common Stock Issued
					Accumulated	Total
					Other	Common
			Additional Paid	Retained	Comprehensive	Stockholders'
	Shares	Par Value	In Capital	Earnings	Loss	Equity
Three Months Ended March 31, 2013 and 2012
Balance at Dec. 31, 2011	486,494	$1,216,234	$5,327,443	$2,032,556	$(94,035)	$8,482,198
Comprehensive income:
Net income				183,893		183,893
Other comprehensive income					26,520	26,520
Comprehensive income						210,413
Dividends declared:
Common stock				(127,174)		(127,174)
Issuances of common stock	1,142	2,855	2,288			5,143
Repurchase of common stock	(700)	(1,750)	(16,779)			(18,529)
Purchase of common stock for settlement of equity awards			(23,307)			(23,307)
Share-based compensation			8,927			8,927
Balance at March 31, 2012	486,936	$1,217,339	$5,298,572	$2,089,275	$(67,515)	$8,537,671

Balance at Dec. 31, 2012	487,960	$1,219,899	$5,353,015	$2,413,816	$(112,653)	$8,874,077
Comprehensive income:
Net income				236,570		236,570
Other comprehensive loss					(967)	(967)
Comprehensive income						235,603
Dividends declared:
Common stock				(134,054)		(134,054)
Issuances of common stock	6,795	16,989	151,845			168,834
Share-based compensation			10,653			10,653
Balance at March 31, 2013	494,755	$1,236,888	$5,515,513	$2,516,332	$(113,620)	$9,155,113

See Notes to Consolidated Financial Statements

 XCEL ENERGY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of Xcel Energy Inc. and its subsidiaries as of March 31, 2013 and Dec. 31, 2012; the results of its operations, including the components of net income and comprehensive income, and changes in stockholders’ equity for the three months ended March 31, 2013 and 2012; and its cash flows for the three months ended March 31, 2013 and 2012.  All adjustments are of a normal, recurring nature, except as otherwise disclosed.  Management has also evaluated the impact of events occurring after March 31, 2013 up to the date of issuance of these consolidated financial statements.  These statements contain all necessary adjustments and disclosures resulting from that evaluation.  The Dec. 31, 2012 balance sheet information has been derived from the audited 2012 consolidated financial statements included in the Xcel Energy Inc. Annual Report on Form 10-K for the year ended Dec. 31, 2012.  These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations.  For further information, refer to the consolidated financial statements and notes thereto, included in the Xcel Energy Inc. Annual Report on Form 10-K for the year ended Dec. 31, 2012, filed with the SEC on Feb. 22, 2013.  Due to the seasonality of Xcel Energy’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the consolidated financial statements in the Xcel Energy Inc. Annual Report on Form 10-K for the year ended Dec. 31, 2012, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements

Recently Adopted

Balance Sheet Offsetting — In December 2011, the Financial Accounting Standards Board (FASB) issued Balance Sheet (Topic 210) — Disclosures about Offsetting Assets and Liabilities (Accounting Standards Update (ASU) No. 2011-11), which requires disclosures regarding netting arrangements in agreements underlying derivatives, certain financial instruments and related collateral amounts, and the extent to which an entity’s financial statement presentation policies related to netting arrangements impact amounts recorded to the financial statements.  In January 2013, the FASB issued Balance Sheet (Topic 210) – Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (ASU No. 2013-01) to clarify the specific instruments that should be considered in these disclosures.  These disclosure requirements do not affect the presentation of amounts in the consolidated balance sheets, and were effective for annual reporting periods beginning on or after Jan. 1, 2013, and interim periods within those annual reporting periods.  Xcel Energy implemented the disclosure guidance effective Jan. 1, 2013, and the implementation did not have a material impact on its consolidated financial statements.  See Note 8 for the required disclosures.

Comprehensive Income Disclosures — In February 2013, the FASB issued Comprehensive Income (Topic 220) — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU No. 2013-02), which requires detailed disclosures regarding changes in components of accumulated other comprehensive income and amounts reclassified out of accumulated other comprehensive income.  These disclosure requirements do not change how net income or comprehensive income are presented in the consolidated financial statements.  These disclosure requirements were effective for annual reporting periods beginning on or after Dec. 15, 2012, and interim periods within those annual reporting periods.  Xcel Energy implemented the disclosure guidance effective Jan. 1, 2013, and the implementation did not have a material impact on its consolidated financial statements.  See Note 13 for the required disclosures.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	March 31, 2013	Dec. 31, 2012
Accounts receivable, net
Accounts receivable	$839,752	$769,440
Less allowance for bad debts	(50,543)	(51,394)
	$789,209	$718,046

(Thousands of Dollars)	March 31, 2013	Dec. 31, 2012
Inventories
Materials and supplies	$216,438	$213,739
Fuel	171,121	189,425
Natural gas	60,150	132,410
	$447,709	$535,574

(Thousands of Dollars)	March 31, 2013	Dec. 31, 2012
Property, plant and equipment, net
Electric plant	$28,471,083	$28,285,031
Natural gas plant	3,871,653	3,836,335
Common and other property	1,478,221	1,480,558
Plant to be retired (a)	141,038	152,730
Construction work in progress	2,136,733	1,757,189
Total property, plant and equipment	36,098,728	35,511,843
Less accumulated depreciation	(12,216,164)	(12,048,697)
Nuclear fuel	2,108,788	2,090,801
Less accumulated amortization	(1,772,121)	(1,744,599)
	$24,219,231	$23,809,348

(a)
In 2010, in response to the Clean Air Clean Jobs Act (CACJA), the Colorado Public Utilities Commission (CPUC) approved the early retirement of Cherokee Units 1, 2 and 3, Arapahoe Unit 3 and Valmont Unit 5 between 2011 and 2017.  In 2011, Cherokee Unit 2 was retired and in 2012, Cherokee Unit 1 was retired.  Amounts are presented net of accumulated depreciation.

4.	Income Taxes

Except to the extent noted below, the circumstances set forth in Note 6 to the consolidated financial statements included in Xcel Energy Inc.’s Annual Report on Form 10-K for the year ended Dec. 31, 2012 appropriately represent, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Federal Audit — Xcel Energy files a consolidated federal income tax return.  The statute of limitations applicable to Xcel Energy’s 2008 federal income tax return expired in September 2012.  The statute of limitations applicable to Xcel Energy’s 2009 federal income tax return expires in June 2015.  In the third quarter of 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011.  As of March 31, 2013, the IRS had not proposed any material adjustments to tax years 2010 and 2011.

State Audits— Xcel Energy files consolidated state tax returns based on income in its major operating jurisdictions of Colorado, Minnesota, Texas, and Wisconsin, and various other state income-based tax returns.  As of March 31, 2013, Xcel Energy’s earliest open tax years that are subject to examination by state taxing authorities in its major operating jurisdictions were as follows:

State	Year
Colorado	2006
Minnesota	2009
Texas	2008
Wisconsin	2008

In the fourth quarter of 2012, the state of Colorado commenced an examination of tax years 2006 through 2009.  In the first quarter of 2013, the state of Wisconsin commenced an examination of tax years 2009 through 2011.  As of March 31, 2013, no material adjustments had been proposed for either of these audits.  There are currently no other state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	March 31, 2013	Dec. 31, 2012
Unrecognized tax benefit — Permanent tax positions	$7.0	$4.7
Unrecognized tax benefit — Temporary tax positions	30.2	29.8
Total unrecognized tax benefit	$37.2	$34.5

The unrecognized tax benefit amounts were reduced by the tax benefits associated with net operating loss (NOL) and tax credit carryforwards.  The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	March 31, 2013	Dec. 31, 2012
NOL and tax credit carryforwards	$(36.1)	$(33.5)

It is reasonably possible that Xcel Energy’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS and state audits progress.  As the IRS examination moves closer to completion, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $35 million.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards.  The payables for interest related to unrecognized tax benefits at March 31, 2013 and Dec. 31, 2012 were not material.  No amounts were accrued for penalties related to unrecognized tax benefits as of March 31, 2013 or Dec. 31, 2012.

5.	Rate Matters

Except to the extent noted below, the circumstances set forth in Note 12 to the consolidated financial statements included in Xcel Energy Inc.’s Annual Report on Form 10-K for the year ended Dec. 31, 2012 appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

NSP-Minnesota

Pending Regulatory Proceedings — Minnesota Public Utilities Commission (MPUC)

Base Rate

NSP-Minnesota – Minnesota 2012 Electric Rate Case — In November 2012, NSP-Minnesota filed a request with the MPUC to increase electric rates approximately $285 million, or 10.7 percent.  The rate filing was based on a 2013 forecast test year, a requested return on equity (ROE) of 10.6 percent, an average electric rate base of approximately $6.3 billion and an equity ratio of 52.56 percent.  In January 2013, interim rates of approximately $251 million became effective, subject to refund.

On Feb. 28, 2013, intervening parties filed direct testimony proposing modifications to NSP-Minnesota’s rate request.  The Minnesota Department of Commerce (DOC) recommended an increase of approximately $93.6 million, based on a recommended ROE of 10.24 percent and an equity ratio of 52.56 percent.  Seven other intervenors filed testimony recommending various adjustments, some similar to the DOC, but no other party made a comprehensive analysis of all rate case elements.  See the summary of DOC recommendations below.

On March 25, 2013, NSP-Minnesota filed rebuttal testimony and revised the requested annual revenue increase to approximately $219.7 million, or 8.23 percent, based on an ROE of 10.6 percent, a rate base of approximately $6.3 billion and an equity ratio of 52.56 percent.  The updated request reflects alternate proposals in several key areas including deferral and removal of certain costs related to Sherco 3 and to Monticello, as well as removal of costs for cancellation of the Prairie Island Extended Power Uprate (EPU) project.  Additional adjustments were made for compensation and benefits, amortization of pension market losses and Black Dog remediation costs.  NSP-Minnesota’s updated request also reflects more recent information on property taxes and sales forecast, as well as data corrections to the original filing.

On April 12, 2013, intervenors including the DOC, Office of Attorney General (OAG), Minnesota Chamber (MCC), Xcel Large Industrials (XLI), Commercial Group, Industrial, Commercial and Institutional Customers, and Energy Cents Coalition filed surrebuttal testimony.  The DOC recommended a revenue increase of $89.6 million, based on a 9.83 percent ROE, an average electric rate base of approximately $6.1 billion and an equity ratio of 52.56 percent.  The following table summarizes the effect of the DOC’s recommendations on NSP-Minnesota’s original request:

(Millions of Dollars)	DOC Direct Testimony February 2013	DOC Surrebuttal Testimony April 2013
NSP-Minnesota's original request	$285	$285
ROE	(20)	(44)
Sherco Unit 3	(39)	(44)
Reduced recovery for the nuclear plants	(9)	(5)
Elimination of certain incentive compensation	(25)	(20)
Increase to the sales forecast	(24)	(26)
Reduced recovery of pension	(25)	(25)
Employee benefits	(11)	(6)
Other, net	(38)	(25)
DOC recommendation	$94	$90

In its surrebuttal testimony, the OAG recommends, among other things, no recovery for the Prairie Island EPU project, stating it should have been written off in 2012 when cancellation was approved by the MPUC on Dec. 20, 2012.  The DOC is also not supportive of recovery of the Prairie Island EPU cancelled plant costs, but identifies requirements for the next case if deferral is allowed.  The OAG suggests pension recovery in rates exceeds benefit payout because of changes made to benefit plans and recommends correction for an alleged over-collection of funds to pay for future benefits which may never be paid out.  The OAG supports the DOC in adjustments to recovery of annual incentive compensation and does not find NSP-Minnesota’s Sherco 3 proposal warranted.  Other intervenors maintained their primary positions with various adjustments and recommendations for class responsibility and rate design. XLI and MCC opposed recovery of Sherco 3 costs and Monticello EPU costs.

Hearings were held in April and NSP-Minnesota revised its rate request to approximately $215.4 million to reflect updated property tax information and other adjustments.  Also at the hearings, the DOC’s recommendation was revised to approximately $98.6 million, largely to reflect updated information.  NSP-Minnesota has recognized a liability representing its best estimate of any refund obligation.

Next steps in the procedural schedule are expected to be as follows:

●	Initial Brief – May 15, 2013
●	Reply Brief and Findings of Fact – May 30, 2013
●	Administrative Law Judge (ALJ) Report – July 3, 2013
●	MPUC Order – Anticipated by September 2013

Pending Regulatory Proceedings — North Dakota Public Service Commission (NDPSC)

Base Rate

NSP-Minnesota – North Dakota 2012 Electric Rate Case — In December 2012, NSP-Minnesota filed a request with the NDPSC to increase annual retail electric rates approximately $16.9 million, or 9.25 percent.  The rate filing is based on a 2013 forecast test year, a requested ROE of 10.6 percent, an electric rate base of approximately $377.6 million and an equity ratio of 52.56 percent.  In January 2013, the NDPSC approved an interim electric increase of $14.7 million, effective Feb. 16, 2013, subject to refund.

Next steps in the procedural schedule are expected to be as follows:

●	Staff/Intervenor Direct Testimony – July 12, 2013
●	Rebuttal Testimony – Aug. 12, 2013
●	Technical Hearings – Aug. 27-28, 2013
●	Initial Briefs – Sept. 20, 2013
●	Reply Briefs/Proposed Findings – October 2013

A final NDPSC decision on the case is expected in the fourth quarter of 2013.

Recently Concluded Regulatory Proceedings — South Dakota Public Utilities Commission (SDPUC)

Base Rate

NSP-Minnesota – South Dakota 2012 Electric Rate Case — In June 2012, NSP-Minnesota filed a request with the SDPUC to increase electric rates by $19.4 million annually.  The request was based on a 2011 historic test year adjusted for known and measurable changes, a requested ROE of 10.65 percent, an average rate base of $367.5 million and an equity ratio of 52.89 percent.  Interim rates of $19.4 million went into effect on Jan. 1, 2013, subject to refund.

In March 2013, NSP-Minnesota and the SDPUC Staff reached a settlement agreement that provides for a base rate increase of approximately $11.6 million and the implementation of a new rider to recover an additional $3.7 million for certain capital projects and incremental property taxes.  Combined, the overall revenue increase for 2013 is approximately $15.3 million, or 9.1 percent.  The rider is subject to true-up for actual costs and is projected to provide incremental revenue of $2.6 million in 2014.  The settlement agreement also includes a moratorium on base rate increases, effective until Jan. 1, 2015.  The settlement was approved by the SDPUC on April 9, 2013.  Implementation of new rates and the rider began on May 1, 2013.

PSCo

Pending and Recently Concluded Regulatory Proceedings — CPUC

Base Rate

PSCo – Colorado 2013 Gas Rate Case — In December 2012, PSCo filed a multi-year request with the CPUC to increase Colorado retail natural gas rates by $48.5 million in 2013 with subsequent step increases of $9.9 million in 2014 and $12.1 million in 2015.  The request is based on a 2013 forecast test year, a 10.5 percent ROE, a rate base of $1.3 billion and an equity ratio of 56 percent.  PSCo is requesting an extension of its Pipeline System Integrity Adjustment (PSIA) rider mechanism to collect the costs associated with its pipeline integrity efforts, including accelerated system renewal projects.  PSCo estimates that the PSIA will increase by $26.8 million in 2014 with a subsequent step increase of $24.7 million in 2015 in addition to the proposed changes in base rate revenue.  In conjunction with the multi-year base rate step increases, PSCo is proposing a stay-out provision and an earnings test through the end of 2015 with a commitment to file a rate case to implement revised rates on Jan. 1, 2016.

In January 2013, the CPUC suspended the tariff filing and set the case for hearing.  In order to accommodate the procedural schedule, rates will go into effect as filed on Aug. 10, 2013, subject to refund for the difference between the filed rates and the rates approved in the final CPUC order in the case.

On April 3, 2013, four parties filed answer testimony in the natural gas case.  The CPUC Staff and Office of Consumer Counsel (OCC) recommended changes to the level of integrity management costs moved from the PSIA rider to base rates.  For clarity, PSCo will present base rate recommendations relative to deficiencies without the PSIA revenues to isolate the base rate impacts of the recommendations.  PSCo’s 2013 deficiency based on a Forecasted Test Year (FTY) net of PSIA changes was $45 million for 2013 and the revenue deficiency was $28.3 million based on a Historic Test Year (HTY).

The CPUC Staff recommended a rate reduction of $14.4 million, based on a HTY, an ROE of 9 percent and an equity ratio of 52 percent and other adjustments.  The OCC recommended a rate increase of $0.5 million based on a HTY, an ROE of 9 percent and equity ratio of 51.03 percent and other adjustments.  While the OCC did not recommend that the CPUC set rates using a FTY, they did calculate a revenue deficiency of $12.4 million for 2013.  No other intervenor made ROE recommendations or specific recommendations regarding the revenue deficiency.  The major adjustments to the test year proposed by the CPUC Staff and OCC are presented below.

(Millions of Dollars)	CPUC Staff	OCC
PSCo deficiency based on a HTY	$28.3	$28.3
ROE and capital structure adjustments	(20.8)	(20.0)
Move to a 13 month average from year end rate base	(5.7)	(3.2)
Remove pension asset	(5.9)	-
Remove incentive compensation	(3.5)	(0.2)
Challenge known and measurable	-	(9.0)
Eliminate depreciation annualization	-	(1.8)
Revenue adjustments	(4.1)	(1.4)
Resulting tax impacts	1.5	4.7
Other adjustments	(4.2)	3.1
Recommendation	$(14.4)	$0.5

On April 26, 2013, the CPUC Staff filed supplemental testimony recommending an additional net disallowance of $1.6 million for adjustments and corrections.

On April 29, 2013, PSCo filed rebuttal testimony and revised its requested annual rate increase to $44.8 million for 2013, $9.0 million for 2014 and $10.9 million for 2015, based on an ROE of 10.3 percent.  PSCo refutes the recommendations of the CPUC Staff and the OCC to disallow known and measurable adjustments and otherwise change regulatory precedent including moving from end of year rate base to average rate base for a HTY, removing the pension asset, removing incentive compensation and moving to an imputed capital structure.  PSCo agreed to recover approximately $3.5 million of revenue requirement in the PSIA, rather than through base rates and accepted the CPUC Staff’s recommendation to use deferred accounting to accommodate property tax increases.

Hearings are expected to start in May 2013 and a decision is expected in the third quarter of 2013.

PSCo – Colorado 2013 Steam Rate Case — In December 2012, PSCo filed a request to increase Colorado retail steam rates by $1.6 million in 2013 with subsequent step increases of $0.9 million in 2014 and $2.3 million in 2015.  The request is based on a 2013 forecast test year, a 10.5 percent ROE, a rate base of $21 million for steam and an equity ratio of 56 percent.  Final rates are expected to be effective in the third quarter of 2013.

Next steps in the procedural schedule are expected to be as follows:

●	Staff/Intervenor Direct Testimony – Aug. 7, 2013
●	Rebuttal Testimony and Reverse Cross-Answer Testimony – Aug. 28, 2013
●	Evidentiary Hearings – Sept. 23-27, 2013
●	Post-Hearing Statement Position – Oct. 11, 2013
●	Proposed Findings – prior to Dec. 31, 2013

PSCo – 2011 Electric Rate Case Earnings Test — On April 1, 2013, PSCo filed a tariff implementing the earnings sharing mechanism compliance with the settlement and CPUC decision for PSCo’s 2011 electric rate case.  The earnings sharing mechanism is used to apply prospective electric rate adjustments for earnings in the prior year over PSCo’s authorized ROE threshold of 10 percent.  Based on the filing, PSCo’s earnings did not exceed the established threshold.  Any party disputing the calculation must file a notice with the CPUC identifying all issues by May 15, 2013.

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

In March 2012, the CPUC approved an annual margin sharing on the first $20 million of margins on hybrid REC trades of 80 percent to the customers and 20 percent to PSCo.  Margins in excess of the $20 million are to be shared 90 percent to the customers and 10 percent to PSCo.  The CPUC authorized PSCo to return to customers unspent carbon offset funds by crediting the RESA regulatory asset balance.  For the three months ended March 31, 2013 and 2012, PSCo credited the RESA regulatory asset balance $4.0 million and $28.7 million, respectively.  The cumulative credit to the RESA regulatory asset balance was $86.8 million and $82.8 million at March 31, 2013 and Dec. 31, 2012, respectively.  The credits include the customers’ share of REC trading margins and the customers’ share of carbon offset funds.

This sharing mechanism will be effective through 2014 to provide the CPUC an opportunity to review the framework and evidence regarding actual deliveries.

SPS

Pending Regulatory Proceedings — Public Utility Commission of Texas (PUCT)

Base Rate

SPS – Texas 2012 Electric Rate Case — In November 2012, SPS filed an electric rate case in Texas with the PUCT for an increase in annual revenue of approximately $90.2 million.  The rate filing is based on a historic twelve month test year ended June 30, 2012 (adjusted for known and measurable changes), a requested ROE of 10.65 percent, an electric rate base of $1.15 billion and an equity ratio of 52 percent.

In April 2013, the parties filed a settlement agreement in which SPS’ base rate will increase by $37 million, effective May 1, 2013, on an interim basis pending the PUCT’s approval of the settlement, and by an additional $13.8 million on Sept. 1, 2013.  In addition, the settlement allows SPS to file a transmission cost recovery adjustment rider in the fourth quarter of 2013 and for those rates to become effective on an interim basis in January 2014.  Under the settlement, SPS cannot file another base rate case in 2013, but there are no restrictions on SPS filing a base rate case in 2014.  The PUCT is expected to act on the settlement during the second quarter of 2013.

Pending Regulatory Proceedings — New Mexico Public Regulation Commission (NMPRC)

Base Rate

SPS – New Mexico 2012 Electric Rate Case — In December 2012, SPS filed an electric rate case in New Mexico with the NMPRC for an increase in annual revenue of approximately $45.9 million.  The rate filing is based on a 2014 forecast test year, a requested ROE of 10.65 percent, a jurisdictional electric rate base of $479.8 million and an equity ratio of 53.89 percent.

In March 2013, the NMPRC ruled that SPS’ case, as originally filed, was incomplete due to confidential exhibits to testimony and schedules being included in SPS’ direct case, and directed the hearing examiner to review SPS’ claims of confidentiality and to determine the date the filing is complete.  After SPS made filings to address the NMPRC’s concern about the confidential documents, the hearing examiner determined that SPS’ application was completed on April 12, 2013.  The NMPRC has suspended the tariffs for an initial nine month period beyond that date, or until Jan. 11, 2014.  The NMPRC has authority to suspend the rates for an additional three months beyond the initial nine month period, or until April 11, 2014.

Next steps in the procedural schedule are expected to be as follows:

●	Staff/Intervenor Direct Testimony – Aug. 8, 2013
●	Rebuttal Testimony – Aug. 29, 2013
●	Evidentiary Hearings – Sept. 16-27, 2013

Purchase and Sale Agreement for Certain Texas Transmission Assets — On March 29, 2013, SPS entered into a purchase and sale agreement with Sharyland Distribution and Transmission Services, LLC for the sale of certain segments of SPS’ transmission lines and two related substations for a base purchase price of $37 million, subject to adjustments for unplanned capital expenditures.  The transaction is subject to various regulatory approvals including that of the Federal Energy Regulatory Commission (FERC).

On April 29, 2013, SPS made filings regarding the planned transaction with the PUCT, the NMPRC and the FERC.  If approved, the sale is expected to close by the end of 2013.

6.	Commitments and Contingencies

Except to the extent noted below and in Note 5, the circumstances set forth in Notes 12, 13 and 14 to the consolidated financial statements included in Xcel Energy Inc.’s Annual Report on Form 10-K for the year ended Dec. 31, 2012, appropriately represent, in all material respects, the current status of commitments and contingent liabilities, including those regarding public liability for claims resulting from any nuclear incident, and are incorporated herein by reference.  The following include commitments, contingencies and unresolved contingencies that are material to Xcel Energy’s financial position.

Purchased Power Agreements

Under certain purchased power agreements, NSP-Minnesota, PSCo and SPS purchase power from independent power producing entities for which the utility subsidiaries are required to reimburse natural gas or biomass fuel costs, or to participate in tolling arrangements under which the utility subsidiaries procure the natural gas required to produce the energy that they purchase.  These specific purchased power agreements create a variable interest in the associated independent power producing entity.

Xcel Energy had approximately 3,324 megawatts (MW) of capacity under long-term purchased power agreements as of March 31, 2013 and Dec. 31, 2012, with entities that have been determined to be variable interest entities.  Xcel Energy has concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance.  These agreements have expiration dates through the year 2033.

Guarantees and Indemnifications

Xcel Energy Inc. and its subsidiaries provide guarantees and bond indemnities under specified agreements or transactions.  The guarantees and bond indemnities issued by Xcel Energy Inc. guarantee payment or performance by its subsidiaries.  As a result, Xcel Energy Inc.’s exposure under the guarantees and bond indemnities is based upon the net liability of the relevant subsidiary under the specified agreements or transactions.  Most of the guarantees and bond indemnities issued by Xcel Energy Inc. and its subsidiaries limit the exposure to a maximum amount stated in the guarantees and bond indemnities.  As of March 31, 2013 and Dec. 31, 2012, Xcel Energy Inc. and its subsidiaries had no assets held as collateral related to their guarantees, bond indemnities and indemnification agreements.

The following table presents guarantees and bond indemnities issued and outstanding for Xcel Energy Inc.:

(Millions of Dollars)	March 31, 2013	Dec. 31, 2012
Guarantees issued and outstanding	$69.5	$69.5
Current exposure under these guarantees	17.8	17.9
Bonds with indemnity protection	30.6	29.6

Indemnification Agreements

In connection with the acquisition of the 201 MW Nobles wind project in 2011, NSP-Minnesota agreed to indemnify the seller for losses arising out of a breach of certain representations and warranties.  NSP-Minnesota’s indemnification obligation was capped at $20 million under the agreement.  The indemnification obligation expired in March 2013.

Xcel Energy Inc. and its subsidiaries provide other indemnifications through contracts entered into in the normal course of business.  These are primarily indemnifications against adverse litigation outcomes in connection with underwriting agreements, as well as breaches of representations and warranties, including corporate existence, transaction authorization and income tax matters with respect to assets sold.  Xcel Energy Inc.’s and its subsidiaries’ obligations under these agreements may be limited in terms of duration and amount.  The maximum potential amount of future payments under these indemnifications cannot be reasonably estimated as the obligated amounts of these indemnifications often are not explicitly stated.

Environmental Contingencies

Ashland Manufactured Gas Plant (MGP) Site — NSP-Wisconsin has been named a potentially responsible party (PRP) for contamination at a site in Ashland, Wis.  The Ashland/Northern States Power Lakefront Superfund Site (the Ashland site) includes property owned by NSP-Wisconsin, which was a site previously operated by a predecessor company as a MGP facility (the Upper Bluff), and two other properties: an adjacent city lakeshore park area (Kreher Park), on which an unaffiliated third party previously operated a sawmill and conducted creosote treating operations; and an area of Lake Superior’s Chequamegon Bay adjoining the park (the Sediments).

The U.S. Environmental Protection Agency (EPA) issued its Record of Decision (ROD) in 2010, which describes the preferred remedy the EPA has selected for the cleanup of the Ashland site.  In 2011, the EPA issued special notice letters identifying several entities, including NSP-Wisconsin, as PRPs, for future remediation at the site.  The special notice letters requested that those PRPs participate in negotiations with the EPA regarding how the PRPs intended to conduct or pay for the remediation at the Ashland site.  As a result of those settlement negotiations, the EPA agreed to segment the Ashland site into separate areas.  The first area (Phase I Project Area) includes soil and groundwater in Kreher Park and the Upper Bluff.  The second area includes the Sediments.

In October 2012, a settlement among the EPA, the Wisconsin Department of Natural Resources (WDNR), the Bad River and Red Cliff Bands of the Lake Superior Tribe of Chippewa Indians and NSP-Wisconsin was approved by the U.S. District Court for the Western District of Wisconsin.  This settlement resolves claims against NSP-Wisconsin for its alleged responsibility for the remediation of the Phase I Project Area.  Under the terms of the settlement, NSP-Wisconsin agreed to perform the remediation of the Phase I Project Area, but does not admit any liability with respect to the Ashland site.  The settlement reflects a cost estimate for the clean up of the Phase I Project Area of $40 million.  The settlement also resolves claims by the federal, state and tribal trustees against NSP-Wisconsin for alleged natural resource damages at the Ashland site, including both the Phase I Project Area and the Sediments.  As part of the settlement, NSP-Wisconsin will convey approximately 1,390 acres of land to the State of Wisconsin.  Fieldwork to address the Phase I Project Area at the Ashland site began at the end of 2012 and continues in 2013.

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

At March 31, 2013 and Dec. 31, 2012, NSP-Wisconsin had recorded a liability of $103.8 million and $103.7 million, respectively, for the Ashland site based upon potential remediation and design costs together with estimated outside legal and consultant costs; of which $18.1 million and $20.1 million, respectively, was considered a current liability.  NSP-Wisconsin’s potential liability, the actual cost of remediation and the time frame over which the amounts may be paid are subject to change.  NSP-Wisconsin also continues to work to identify and access state and federal funds to apply to the ultimate remediation cost of the entire site.  Unresolved issues or factors that could result in higher or lower NSP-Wisconsin remediation costs for the Ashland site include the cleanup approach implemented for the Sediments, which party implements the cleanup, the timing of when the cleanup is implemented, potential contributions by other PRPs and whether federal or state funding may be directed to help offset remediation costs at the Ashland site.

NSP-Wisconsin has deferred the estimated site remediation costs, as a regulatory asset, based on an expectation that the Public Service Commission of Wisconsin (PSCW) will continue to allow NSP-Wisconsin to recover payments for environmental remediation from its customers.  The PSCW has consistently authorized in NSP-Wisconsin rates recovery of all remediation costs incurred at the Ashland site, and has authorized recovery of MGP remediation costs by other Wisconsin utilities.  External MGP remediation costs are subject to deferral in the Wisconsin retail jurisdiction and are reviewed for prudence as part of the Wisconsin retail rate case process.  Under an existing PSCW policy, utilities have recovered remediation costs for MGPs in natural gas rates, amortized over a four- to six-year period.  The PSCW historically has not allowed utilities to recover their carrying costs on unamortized regulatory assets for MGP remediation.

In a recent rate case decision, the PSCW recognized the potential magnitude of the future liability for the cleanup at the Ashland site.  In December 2012, the PSCW granted an exception to its existing policy at the request of NSP-Wisconsin. The elements of this exception include: 1) approval to begin recovery of estimated Phase 1 Project costs beginning on Jan. 1, 2013; 2) approval to amortize these estimated costs over a ten-year period; and 3) approval to apply a three percent carrying cost to the unamortized regulatory asset.  Implementation of this exception will help mitigate the rate impact to natural gas customers and the risk to NSP-Wisconsin from a longer amortization period.

Environmental Requirements

Cross-State Air Pollution Rule (CSAPR) — In 2011, the EPA issued the CSAPR to address long range transport of particulate matter (PM) and ozone by requiring reductions in sulfur dioxide (SO2) and nitrogen oxide (NOx) from utilities in the eastern half of the United States.  For Xcel Energy, the rule would have applied in Minnesota, Wisconsin and Texas.  The CSAPR would have set more stringent requirements than the proposed Clean Air Transport Rule and specifically would have required plants in Texas to reduce their SO2 and annual NOx emissions.  The rule also would have created an emissions trading program.

In August 2012, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) vacated the CSAPR and remanded it back to the EPA.  The D.C. Circuit also stated that the EPA must continue administering the Clean Air Interstate Rule (CAIR) pending adoption of a valid replacement.  In October 2012, the EPA, as well as state and local governments and environmental advocates, petitioned the D.C. Circuit to rehear the CSAPR appeal.  In January 2013, the D.C. Circuit denied all requests for rehearing.  In March 2013, the EPA and a coalition of environmental advocacy groups separately petitioned for U.S. Supreme Court review of the CSAPR decision.  It is not known whether the Supreme Court will decide to review the D.C. Circuit’s decision.

As the EPA continues administering the CAIR while the CSAPR or a replacement rule is pending, Xcel Energy expects to comply with the CAIR as described below.

CAIR — In 2005, the EPA issued the CAIR to further regulate SO2 and NOx emissions.  The CAIR applies to Texas and Wisconsin.  The CAIR does not apply to Minnesota.

Under the CAIR’s cap and trade structure, companies can comply through capital investments in emission controls or purchase of emission allowances from other utilities making reductions on their systems.  NSP-Wisconsin purchased allowances in 2012 and plans to continue to purchase allowances in 2013 to comply with the CAIR.  In the SPS region, installation of low-NOx combustion control technology was completed in 2012 on Tolk Unit 1.  SPS plans to install the same combustion control technology on Tolk Unit 2 in 2014.  These installations will reduce or eliminate SPS’ need to purchase NOx emission allowances.  In addition, SPS has sufficient SO2 allowances to comply with the CAIR in 2013.  At March 31, 2013, the estimated annual CAIR NOx allowance cost for Xcel Energy did not have a material impact on the results of operations, financial position or cash flows.

Regional Haze Rules — In 2005, the EPA finalized amendments to its regional haze rules, known as best available retrofit technology (BART), which require the installation and operation of emission controls for industrial facilities emitting air pollutants that reduce visibility in certain national parks and wilderness areas.  Xcel Energy generating facilities in several states are subject to BART requirements.  Individual states were required to identify the facilities located in their states that will have to reduce SO2, NOx and PM emissions under BART and then set emissions limits for those facilities.

PSCo
In 2011, the Colorado Air Quality Control Commission approved a BART state implementation plan (SIP) incorporating the Colorado CACJA emission reduction plan, which will satisfy regional haze requirements.  The Colorado legislature enacted a statute approving the SIP (the Colorado SIP), which was signed into law in 2011.  Subsequently, the Colorado Mining Association (CMA) challenged the Colorado SIP in a Colorado District Court.  In June 2012, the CMA’s appeal was dismissed.  The CMA appealed this decision, which is now pending in the Colorado Court of Appeals.

In September 2012, the EPA granted final approval of the Colorado SIP, including the CACJA emission reduction plan for PSCo, as satisfying BART requirements.  The emission controls are expected to be installed between 2014 and 2017.  Projected costs for emission controls at the Hayden and Pawnee plants are $340.9 million.  PSCo expects the cost of any required capital investment will be recoverable from customers.

In March 2013, WildEarth Guardians petitioned the U.S. Court of Appeals for the 10th Circuit to review the EPA’s decision approving the Colorado SIP.  WildEarth Guardians has stated that it will challenge the BART determination made for Comanche Units 1 and 2, which was a separate determination that was not part of the CACJA emission reduction plan.  In comments before the EPA, WildEarth Guardians urged that current emission limitations be made more stringent, or that Selective Catalytic Reduction (SCR) be added to the units.  PSCo has intervened in the case.

In 2010, two environmental groups petitioned the U.S. Department of the Interior (DOI) to certify that 12 coal-fired boilers and one coal-fired cement kiln in Colorado are contributing to visibility problems in Rocky Mountain National Park.  The following PSCo plants are named in the petition:  Cherokee, Hayden, Pawnee and Valmont.  The groups allege that the Colorado BART rule is inadequate to satisfy the Clean Air Act (CAA) mandate of ensuring reasonable further progress towards restoring natural visibility conditions in the park.  It is not known when the DOI will rule on the petition.

NSP-Minnesota
In 2009, the Minnesota Pollution Control Agency (MPCA) approved the SIP for Minnesota (the Minnesota SIP), and submitted it to the EPA for approval.  The MPCA selected the BART controls for Sherco Units 1 and 2 to improve visibility in the national parks.  The MPCA concluded SCRs should not be required because the minor visibility benefits derived from SCRs do not outweigh the substantial costs.  The MPCA’s source-specific BART controls for Sherco Units 1 and 2 consist of combustion controls for NOx and scrubber upgrades for SO2.  The combustion controls have been installed on Sherco Units 1 and 2.  The scrubber upgrades are underway and scheduled to be completed by January 2015.

The EPA’s preliminary review of the Minnesota SIP in 2011 indicated that SCR controls should be added to Sherco Units 1 and 2.  Subsequently, the EPA and MPCA both determined that CSAPR meets BART requirements for purposes of the Minnesota SIP.  In addition, the MPCA retained its source-specific BART determination for Sherco Units 1 and 2 from the 2009 Minnesota SIP. The EPA approved the Minnesota SIP for electric generating units (EGUs), and also approved the source-specific emission limits for Sherco Units 1 and 2 as strengthening the Minnesota SIP, but avoided characterizing them as BART limits.

In August 2012, the National Parks Conservation Association, Sierra Club, Voyageurs National Park Association, Friends of the Boundary Waters Wilderness, Minnesota Center for Environmental Advocacy and Fresh Energy appealed the EPA’s approval of the Minnesota SIP to the U.S. Court of Appeals for the Eighth Circuit.  The Court denied intervention in the case to NSP-Minnesota and other regulated parties who petitioned to intervene.  It is not yet known how the D.C. Circuit’s reversal of the CSAPR may impact the EPA’s approval of the Minnesota SIP.

The estimated cost for meeting the BART, regional haze and other CAA requirements is approximately $50 million, of which $32 million has already been spent on projects to reduce NOx emissions on Sherco Units 1 and 2.  Xcel Energy anticipates that all costs associated with BART compliance will be fully recoverable through regulatory recovery mechanisms.  If the above litigation results in further EPA proceedings concerning the Minnesota SIP, such proceedings may consider whether SCRs should be required for Sherco Units 1 and 2.

In addition to the regional haze rules, there are other visibility rules related to a program called the Reasonably Attributable Visibility Impairment (RAVI) program.  In 2009, the DOI certified that a portion of the visibility impairment in Voyageurs and Isle Royale National Parks is reasonably attributable to emissions from NSP-Minnesota’s Sherco Units 1 and 2.  The EPA is required to make its own determination as to whether Sherco Units 1 and 2 cause or contribute to RAVI and, if so, whether the level of controls required by the MPCA is appropriate.  The EPA plans to issue a separate notice on the issue of BART for Sherco Units 1 and 2 under the RAVI program.  It is not yet known when the EPA will publish a proposal under RAVI or what that proposal will entail.  In December 2012, a lawsuit against the EPA was filed in the U.S. District Court for the District of Minnesota by the following organizations: National Parks Conservation Association, Minnesota Center for Environmental Advocacy, Friends of the Boundary Waters Wilderness, Voyageurs National Park Association, Fresh Energy and Sierra Club.  The lawsuit alleges that the EPA has failed to perform a nondiscretionary duty to determine BART for the Sherco Units 1 and 2 under the RAVI program.  The EPA filed an answer denying the allegations and asserting that it did not have a nondiscretionary duty under the RAVI program.  NSP-Minnesota has requested the Court to allow it to intervene in this litigation.  The Court has not yet ruled on NSP-Minnesota’s motion.

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

Environmental Litigation

Native Village of Kivalina vs. Xcel Energy Inc. et al. — In February 2008, the City and Native Village of Kivalina, Alaska, filed a lawsuit in the U.S. District Court for the Northern District of California against Xcel Energy and 23 other utility, oil, gas and coal companies.  Plaintiffs claim that defendants’ emission of carbon dioxide (CO2) and other greenhouse gases contribute to global warming, which is harming their village.  Xcel Energy believes the claims asserted in this lawsuit are without merit and joined with other utility defendants in filing a motion to dismiss in June 2008.  In October 2009, the U.S. District Court dismissed the lawsuit on constitutional grounds.  In November 2009, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit (Ninth Circuit).  In October 2012, the Ninth Circuit affirmed the U.S. District Court’s dismissal and subsequently rejected plaintiffs’ request for rehearing.  Plaintiffs subsequently filed a petition for review with the United States Supreme Court. It is unknown whether the United States Supreme Court will grant this petition.  The amount of damages claimed by plaintiffs is unknown, but likely includes the cost of relocating the Village of Kivalina.  Plaintiffs’ alleged relocation is estimated to cost between $95 million to $400 million.  Although Xcel Energy believes the likelihood of loss is remote based primarily on existing case law, it is not possible to estimate the amount or range of reasonably possible loss in the event of an adverse outcome of this matter.  No accrual has been recorded for this matter.

Comer vs. Xcel Energy Inc. et al. — In May 2011, less than a year after their initial lawsuit was dismissed, plaintiffs in this purported class action lawsuit filed a second lawsuit against more than 85 utility, oil, chemical and coal companies in the U.S. District Court in Mississippi.  The complaint alleges defendants’ CO2 emissions intensified the strength of Hurricane Katrina and increased the damage plaintiffs purportedly sustained to their property.  Plaintiffs base their claims on public and private nuisance, trespass and negligence.  Among the defendants named in the complaint are Xcel Energy Inc., SPS, PSCo, NSP-Wisconsin and NSP-Minnesota.  The amount of damages claimed by plaintiffs is unknown.  The defendants believe this lawsuit is without merit and filed a motion to dismiss the lawsuit.  In March 2012, the U.S. District Court granted this motion for dismissal.  In April 2012, plaintiffs appealed this decision to the U.S. Court of Appeals for the Fifth Circuit.  Oral arguments occurred in May 2013.  It is uncertain when the Fifth Circuit will issue its decision.  Although Xcel Energy believes the likelihood of loss is remote based primarily on existing case law, it is not possible to estimate the amount or range of reasonably possible loss in the event of an adverse outcome of this matter.  No accrual has been recorded for this matter.

Employment, Tort and Commercial Litigation

Merricourt Wind Project Litigation — In April 2011, NSP-Minnesota terminated its agreements with enXco Development Corporation (enXco) for the development of a 150 MW wind project in southeastern North Dakota.  NSP-Minnesota’s decision to terminate the agreements was based in large part on the adverse impact this project could have on endangered or threatened species protected by federal law and the uncertainty in cost and timing in mitigating this impact.  NSP-Minnesota also terminated the agreements due to enXco’s nonperformance of certain other conditions, including failure to obtain a Certificate of Site Compatibility and the failure to close on the contracts by an agreed upon date of March 31, 2011.  NSP-Minnesota recorded a $101 million deposit in the first quarter of 2011, which was collected in April 2011.  In May 2011, NSP-Minnesota filed a declaratory judgment action in the U.S. District Court in Minnesota to obtain a determination that it acted properly in terminating the agreements.  enXco also filed a separate lawsuit in the same court seeking approximately $240 million for an alleged breach of contract.  NSP-Minnesota believes enXco’s lawsuit is without merit.  On Oct. 22, 2012, NSP-Minnesota filed a motion for summary judgment.  In April 2013, the U.S. District Court granted NSP-Minnesota’s motion and entered judgment in its favor.  On April 23, 2013 enXco filed a notice of appeal to the Eighth Circuit.  It is uncertain when the Eighth Circuit will decide this appeal.  Although Xcel Energy believes the likelihood of loss is remote based on existing case law and the U.S. District Court’s April 2013 decision, it is not possible to estimate the amount or range of reasonably possible loss in the event of an adverse outcome of this matter.  No accrual has been recorded for this matter.

Exelon Wind (formerly John Deere Wind (JD Wind)) Complaint — Several lawsuits in Texas state and federal courts and regulatory proceedings have arisen out of a dispute concerning SPS’ payments for energy produced from the Exelon Wind subsidiaries’ projects.  There are two main areas of dispute.  First, Exelon Wind claims that it established legally enforceable obligations (LEOs) for each of its 12 wind facilities in 2005 through 2008 that require SPS to buy power based on SPS’ forecasted avoided cost as determined in 2005 through 2008.  Although SPS has refused to accept Exelon Wind’s LEOs, SPS accepts that it must take energy from Exelon Wind under SPS’ PUCT Qualifying Facilities (QF) Tariff.  Second, Exelon Wind has raised various challenges to SPS’ PUCT QF Tariff, which became effective in August 2010. The state and federal lawsuits are in various stages of litigation.  SPS believes the likelihood of loss in these lawsuits is remote based primarily on existing case law and while it is not possible to estimate the amount or range of reasonably possible loss in the event of an adverse outcome, SPS believes such loss would not be material based upon its belief that it would be permitted to recover such costs, if needed, through its various fuel clause mechanisms.  No accrual has been recorded for this matter.

Pacific Northwest FERC Refund Proceeding — In July 2001, the FERC ordered a preliminary hearing to determine whether there were unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest for December 2000 through June 2001.  PSCo supplied energy to the Pacific Northwest markets during this period and has been a participant in the hearings.  In September 2001, the presiding ALJ concluded that prices in the Pacific Northwest during the referenced period were the result of a number of factors, including the shortage of supply, excess demand, drought and increased natural gas prices.  Under these circumstances, the ALJ concluded that the prices in the Pacific Northwest markets were not unreasonable or unjust and no refunds should be ordered.  Subsequent to the ruling, the FERC has allowed the parties to request additional evidence.  Parties have claimed that the total amount of transactions with PSCo subject to refund is $34 million.  In June 2003, the FERC issued an order terminating the proceeding without ordering further proceedings.  Certain purchasers filed appeals of the FERC’s orders in this proceeding with the Ninth Circuit.

In an order issued in August 2007, the Ninth Circuit remanded the proceeding back to the FERC and indicated that the FERC should consider other rulings addressing overcharges in the California organized markets.  The Ninth Circuit denied a petition for rehearing in April 2009, and the mandate was issued.

The FERC has issued an order on remand establishing principles for the review proceeding in October 2011.  In September 2012, the City of Seattle filed its direct case against PSCo and other Pacific Northwest sellers claiming refunds for the period January 2000 through June 2001.  Seattle indicated that for the period June 2000 through June 2001 PSCo had sales to the City of Seattle of approximately $50 million.  The City of Seattle did not identify specific instances of unlawful market activity by PSCo, but rather based its claim for refunds on market dysfunction in the Western markets.  PSCo submitted its answering case in December 2012.

On April 5, 2013, the FERC issued an order on rehearing of its remand order issued for the October 2011 review proceedings.  The FERC confirmed that the City of Seattle would be able to attempt to obtain refunds back from January 2000, but reaffirmed the transaction-specific standard that the City of Seattle and other complainants would have to comply with to meet to obtain refunds.  In addition, the FERC rejected the imposition of any market-wide remedies.  Although the FERC order on rehearing established the period for which the City of Seattle could seek refunds as January 2000 through June 2001, it is unclear whether Seattle has a claim against PSCo prior to June 2000.

Preliminary calculations of the City of Seattle’s claim for refunds from PSCo are approximately $28 million not including interest.  PSCo has concluded that a loss is reasonably possible with respect to this matter; however, given the surrounding uncertainties, PSCo is currently unable to estimate the amount or range of reasonably possible loss in the event of an adverse outcome of this matter.  In making this assessment, PSCo considered two factors.  First, not withstanding PSCo’s view that the City of Seattle has failed to apply the standard that the FERC has established in this proceeding, and the recognition that this case raises a novel issue and the FERC’s standard will likely be challenged on appeal to the Ninth Circuit, the outcome of such an appeal cannot be predicted with any certainty.  Second, PSCo would expect to make equitable arguments against refunds even if the City of Seattle were to establish that it was overcharged for transactions.  If a loss were sustained, PSCo would attempt to recover those losses from other PRPs.  No accrual has been recorded for this matter.

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

In July 2011, the United States and NSP-Minnesota executed a settlement agreement resolving both lawsuits, providing an initial $100 million payment from the United States to NSP-Minnesota, and providing a method by which NSP-Minnesota can recover its spent fuel storage costs through 2013, estimated to be an additional $100 million.  The settlement does not address costs for used fuel storage after 2013; such costs could be the subject of future litigation.  NSP-Minnesota received the initial $100 million payment in August 2011, the second installment of $18.6 million in March 2012, and the third installment of $20.7 million in October 2012.  Amounts were subsequently credited to customers, except for approved reductions such as legal costs, customer credit amounts still in process at March 31, 2013, and amounts set aside to be credited through another regulatory mechanism.

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

7.	Borrowings and Other Financing Instruments

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

Commercial Paper — Xcel Energy Inc. and its utility subsidiaries meet their short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under their credit facilities.  Commercial paper outstanding for Xcel Energy was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2013	Twelve Months Ended Dec. 31, 2012
Borrowing limit	$2,450	$2,450
Amount outstanding at period end	425	602
Average amount outstanding	813	403
Maximum amount outstanding	1,160	634
Weighted average interest rate, computed on a daily basis	0.35%	0.35%
Weighted average interest rate at period end	0.33	0.36

Letters of Credit — Xcel Energy Inc. and its subsidiaries use letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations.  At March 31, 2013 and Dec. 31, 2012, there were $15.2 million and $14.2 million of letters of credit outstanding, respectively, under the credit facilities.  All letters of credit outstanding were issued under the credit facilities at March 31, 2013 and Dec. 31, 2012.  The contract amounts of these letters of credit approximate their fair value and are subject to fees determined in the marketplace.

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

At March 31, 2013, Xcel Energy Inc. and its utility subsidiaries had the following committed credit facilities available:

(Millions of Dollars)	Credit Facility (a)	Drawn (b)	Available
Xcel Energy Inc.	$800.0	$343.0	$457.0
PSCo	700.0	4.0	696.0
NSP-Minnesota	500.0	56.2	443.8
SPS	300.0	16.0	284.0
NSP-Wisconsin	150.0	21.0	129.0
Total	$2,450.0	$440.2	$2,009.8

(a)	These credit facilities expire in July 2017.
(b)	Includes outstanding commercial paper and letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the respective credit facilities.  Xcel Energy Inc. and its subsidiaries had no direct advances on the credit facilities outstanding at March 31, 2013 and Dec. 31, 2012.

Long-Term Borrowings and Other Financing Instruments

In March 2013, PSCo issued $250 million of 2.50 percent first mortgage bonds due March 15, 2023 and $250 million of 3.95 percent first mortgage bonds due March 15, 2043.

Issuances of Common Stock — In March 2013, Xcel Energy Inc. filed a prospectus supplement under which it may sell up to $400 million of its common stock through an at-the-market offering program.  As of March 31, 2013, Xcel Energy Inc. had issued 5.5 million shares of common stock through this program and received cash proceeds of $158.6 million, net of $1.6 million in fees and commissions.

Xcel Energy Inc. had commitments not recognized on the consolidated balance sheet at March 31, 2013 to sell 2.2 million shares of common stock under sales transactions entered into during the last three trading days of March 2013.  Subsequent to March 31, 2013, Xcel Energy Inc. issued shares to settle these transactions in exchange for net cash proceeds of $64.5 million.  The proceeds from the issuances of common stock were used to repay short-term debt, infuse equity into the utility subsidiaries and for other general corporate purposes.

Planned Debt Redemption — On April 15, 2013, Xcel Energy Inc. notified the trustee of its intent to redeem the entire $400 million principal amount of the 7.60 percent junior subordinated notes on May 31, 2013.

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

Investments in equity securities and other funds — Equity securities are valued using quoted prices in active markets.  The fair values for commingled funds, international equity funds, private equity investments and real estate investments are measured using net asset values, which take into consideration the value of underlying fund investments, as well as the other accrued assets and liabilities of a fund, in order to determine a per-share market value.  The investments in commingled funds and international equity funds may be redeemed for net asset value with proper notice.  Private equity investments require approval of the fund for any unscheduled redemption, and such redemptions may be approved or denied by the fund at its sole discretion.  Unscheduled distributions from real estate investments may be redeemed with proper notice; however, withdrawals from real estate investments may be delayed or discounted as a result of fund illiquidity.  Based on Xcel Energy’s evaluation of its ability to redeem private equity and real estate investments, fair value measurements for private equity and real estate investments have been assigned a Level 3.

Investments in debt securities — Fair values for debt securities are determined by a third party pricing service using recent trades and observable spreads from benchmark interest rates for similar securities, except for asset-backed and mortgage-backed securities, for which the third party service also utilizes additional inputs in a discounted cash flow model, including forecasted prepayments and risk adjusted discounting.

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

Unrealized gains for the nuclear decommissioning fund were $171.3 million and $135.8 million at March 31, 2013 and Dec. 31, 2012, respectively, and unrealized losses and amounts recorded as other-than-temporary impairments were $49.6 million and $46.4 million at March 31, 2013 and Dec. 31, 2012, respectively.

The following tables present the cost and fair value of Xcel Energy’s non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund at March 31, 2013 and Dec. 31, 2012:

	March 31, 2013
		Fair Value

(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Nuclear decommissioning fund (a)
Cash equivalents	$94,131	$88,759	$5,372	$-	$94,131
Commingled funds	422,333	-	442,976	-	442,976
International equity funds	67,032	-	70,587	-	70,587
Private equity investments	29,199	-	-	34,506	34,506
Real estate	33,048	-	-	40,406	40,406
Debt securities:
Government securities	16,375	-	16,464	-	16,464
U.S. corporate bonds	210,505	-	216,318	-	216,318
International corporate bonds	18,562	-	19,226	-	19,226
Municipal bonds	103,090	-	103,837	-	103,837
Asset-backed securities	1,636	-	1,636	-	1,636
Mortgage-backed securities	4,627	-	5,106	-	5,106
Equity securities:
Common stock	411,751	488,811	-	-	488,811
Total	$1,412,289	$577,570	$881,522	$74,912	$1,534,004

(a)
Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $89.8 million of equity investments in unconsolidated subsidiaries and $39.9 million of miscellaneous investments.

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

The following tables present the changes in Level 3 nuclear decommissioning fund investments for the three months ended March 31, 2013 and 2012:

				Gains
				Recognized as
				Regulatory	Transfers Out
(Thousands of Dollars)	Jan. 1, 2013	Purchases	Settlements	Liabilities	of Level 3 (a)	March 31, 2013
Private equity investments	$33,250	$1,256	-	-	$-	$34,506
Real estate	39,074	4,786	(4,299)	845	-	40,406
Asset-backed securities	2,067	-	-	-	(2,067)	-
Mortgage-backed securities	30,209	-	-	-	(30,209)	-
Total	$104,600	$6,042	$(4,299)	$845	$(32,276)	$74,912

(a)	Transfers out of Level 3 into Level 2 were principally due to diminished use of unobservable inputs that were previously significant to these fair value measurements.

				Gains (Losses)
				Recognized as
				Regulatory Assets	Transfers Out
(Thousands of Dollars)	Jan. 1, 2012	Purchases	Settlements	and Liabilities	of Level 3	March 31, 2012
Private equity investments	$9,203	$10,155	$-	$710	$-	$20,068
Real estate	26,395	1,636	(1,766)	1,640	-	27,905
Asset-backed securities	16,501	-	(1)	47	-	16,547
Mortgage-backed securities	78,664	6,904	(16,728)	(169)	-	68,671
Total	$130,763	$18,695	$(18,495)	$2,228	$-	$133,191

The following table summarizes the final contractual maturity dates of the debt securities in the nuclear decommissioning fund, by asset class, at March 31, 2013:

	Final Contractual Maturity
	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years
(Thousands of Dollars)					Total
Government securities	$-	$2,498	$10,165	$3,801	$16,464
U.S. corporate bonds	1,441	40,952	92,076	81,849	216,318
International corporate bonds	-	4,300	13,746	1,180	19,226
Municipal bonds	829	16,628	21,917	64,463	103,837
Asset-backed securities	-	1,636	-	-	1,636
Mortgage-backed securities	-	-	-	5,106	5,106
Debt securities	$2,270	$66,014	$137,904	$156,399	$362,587

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

At March 31, 2013, accumulated other comprehensive losses related to interest rate derivatives included $2.4 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for any unsettled hedges.

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

At March 31, 2013, Xcel Energy had various vehicle fuel contracts designated as cash flow hedges extending through December 2016.  Xcel Energy also enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers but are not designated as qualifying hedging transactions.  Changes in the fair value of non-trading commodity derivative instruments are recorded in other comprehensive income or deferred as a regulatory asset or liability.  The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.  Xcel Energy recorded immaterial amounts to income related to the ineffectiveness of cash flow hedges for the three months ended March 31, 2013 and 2012.

At March 31, 2013, net gains related to commodity derivative cash flow hedges recorded as a component of accumulated other comprehensive losses included $0.1 million of net gains expected to be reclassified into earnings during the next 12 months as the hedged transactions occur.

Additionally, Xcel Energy enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers.  Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.

The following table details the gross notional amounts of commodity forwards, options and FTRs at March 31, 2013 and Dec. 31, 2012:

(Amounts in Thousands) (a)(b)	March 31, 2013	Dec. 31, 2012
Megawatt hours (MWh) of electricity	31,536	55,976
Million British thermal units (MMBtu) of natural gas	31	725
Gallons of vehicle fuel	632	682

(a)	Amounts are not reflective of net positions in the underlying commodities.
(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

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

Xcel Energy’s utility subsidiaries’ most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to their wholesale, trading and non-trading commodity activities.  At March 31, 2013, four of Xcel Energy’s 10 most significant counterparties for these activities, comprising $61.4 million or 20 percent of this credit exposure at March 31, 2013, had investment grade credit ratings from Standard & Poor’s, Moody’s or Fitch Ratings.  Five of the 10 most significant counterparties, comprising $80.6 million or 27 percent of this credit exposure at March 31, 2013, were not rated by these agencies, but based on Xcel Energy’s internal analysis, had credit quality consistent with investment grade.  Another of these significant counterparties, comprising $7.5 million or 3 percent of this credit exposure at March 31, 2013, had credit quality less than investment grade, based on Xcel Energy’s internal analysis.  All 10 of these significant counterparties are municipal or cooperative electric entities or other utilities, and no single counterparty comprised greater than 10 percent of Xcel Energy’s credit exposure at March 31, 2013.

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying interest rate and vehicle fuel cash flow hedges on Xcel Energy’s accumulated other comprehensive loss, included in the consolidated statements of common stockholders’ equity and in the consolidated statements of comprehensive income, is detailed in the following table:

	Three Months Ended March 31
(Thousands of Dollars)	2013	2012
Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(61,241)	$(45,738)
After-tax net unrealized gains related to derivatives accounted for as hedges	13	25,392
After-tax net realized (gains) losses on derivative transactions reclassified into earnings	(305)	181
Accumulated other comprehensive loss related to cash flow hedges at March 31	$(61,533)	$(20,165)

The following tables detail the impact of derivative activity during the three months ended March 31, 2013 and 2012, on accumulated other comprehensive loss, regulatory assets and liabilities, and income:

	Three Months Ended March 31, 2013
	Pre-Tax Fair Value		Pre-Tax (Gains) Losses
	Gains (Losses) Recognized		Reclassified into Income
	During the Period in:		During the Period from:
	Accumulated		Accumulated				Pre-Tax Gains
	Other	Regulatory	Other		Regulatory		Recognized
	Comprehensive	(Assets) and	Comprehensive		Assets and		During the Period
(Thousands of Dollars)	Loss	Liabilities	Loss		(Liabilities)		in Income
Derivatives designated as cash flow hedges
Interest rate	$-	$-	$1,150	(a)	$-		$-
Vehicle fuel and other commodity	25	-	(26	)(e)	-		-
Total	$25	$-	$1,124		$-		$-

Other derivative instruments
Commodity trading	$-	$-	$-		$-		$2,776	(b)
Electric commodity	-	6,419	-		(15,229	)(c)	-
Natural gas commodity	-	54	-		9	(d)	16	(c)
Total	$-	$6,473	$-		$(15,220)		$2,792

	Three Months Ended March 31, 2012
	Pre-Tax Fair Value		Pre-Tax (Gains) Losses
	Gains (Losses) Recognized		Reclassified into Income
	During the Period in:		During the Period from:
	Accumulated		Accumulated				Pre-Tax Gains
	Other	Regulatory	Other		Regulatory		(Losses) Recognized
	Comprehensive	(Assets) and	Comprehensive		Assets and		During the Period
(Thousands of Dollars)	Loss	Liabilities	Loss		(Liabilities)		in Income
Derivatives designated as cash flow hedges
Interest rate	$41,704	$-	$389	(a)	$-		$-
Vehicle fuel and other commodity	179	-	(52	)(e)	-		-
Total	$41,883	$-	$337		$-		$-

Other derivative instruments
Commodity trading	$-	$-	$-		$-		$1,723	(b)
Electric commodity	-	1,582	-		(7,972	)(c)	-
Natural gas commodity	-	(10,783)	-		80,939	(d)	(109	)(c)
Total	$-	$(9,201)	$-		$72,967		$1,614

(a)	Amounts are recorded to interest charges.
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

(d)
Amounts for the three months ended March 31, 2012 included $5.0 million of settlement losses on derivatives entered to mitigate natural gas price risk for electric generation, recorded to electric fuel and purchased power, subject to cost-recovery mechanisms and reclassified to a regulatory asset, as appropriate.  Such losses for the three months ended March 31, 2013 were immaterial.  The remaining settlement losses for the three months ended March 31, 2013 and 2012 relate to natural gas operations and are recorded to cost of natural gas sold and transported.  These losses are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset, as appropriate.

(e)	Amounts are recorded to operating and maintenance (O&M) expenses.

Xcel Energy had no derivative instruments designated as fair value hedges during the three months ended March 31, 2013 and 2012.  Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

Credit Related Contingent Features — Contract provisions for derivative instruments that the utility subsidiaries enter, including those recorded to the consolidated balance sheet at fair value, as well as those accounted for as normal purchase-normal sale (NPNS) contracts and therefore not reflected on the balance sheet, may require the posting of collateral or settlement of the contracts for various reasons, including if the applicable utility subsidiary is unable to maintain its credit ratings.  If the credit ratings of Xcel Energy Inc.’s utility subsidiaries were downgraded below investment grade, derivative instruments reflected in a $21.7 million and $4.6 million gross liability position on the consolidated balance sheets at March 31, 2013 and Dec. 31, 2012, respectively, would have required Xcel Energy Inc.’s utility subsidiaries to post collateral or settle outstanding contracts, including other contracts subject to master netting agreements, which would have resulted in payments of $2.4 million and $4.6 million at March 31, 2013 and Dec. 31, 2012, respectively.  At March 31, 2013 and Dec. 31, 2012, there was no collateral posted on these specific contracts.

Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses.  These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that a given utility subsidiary’s ability to fulfill its contractual obligations is reasonably expected to be impaired.  Xcel Energy had no collateral posted related to adequate assurance clauses in derivative contracts as of March 31, 2013 and Dec. 31, 2012.

Recurring Fair Value Measurements — The following table presents for each of the fair value hierarchy levels, Xcel Energy’s derivative assets and liabilities measured at fair value on a recurring basis at March 31, 2013:

	March 31, 2013
	Fair Value
				Fair Value	Counterparty
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total	Netting (b)	Total
Current derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$-	$93	$-	$93	$-	$93
Other derivative instruments:
Commodity trading	-	23,732	509	24,241	(4,584)	19,657
Electric commodity	-	-	7,449	7,449	(377)	7,072
Natural gas commodity	-	16	-	16	-	16
Total current derivative assets	$-	$23,841	$7,958	$31,799	$(4,961)	26,838
Purchased power agreements (a)						32,716
Current derivative instruments						$59,554
Noncurrent derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$-	$87	$-	$87	$(48)	$39
Other derivative instruments:
Commodity trading	-	32,935	74	33,009	(2,764)	30,245
Total noncurrent derivative assets	$-	$33,022	$74	$33,096	$(2,812)	30,284
Purchased power agreements (a)						80,884
Noncurrent derivative instruments						$111,168
Current derivative liabilities
Other derivative instruments:
Commodity trading	$-	$15,075	$13	$15,088	$(7,206)	$7,882
Electric commodity	-	-	377	377	(377)	-
Total current derivative liabilities	$-	$15,075	$390	$15,465	$(7,583)	7,882
Purchased power agreements (a)						22,880
Current derivative instruments						$30,762
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$-	$13,144	$-	$13,144	$(2,812)	$10,332
Total noncurrent derivative liabilities	$-	$13,144	$-	$13,144	$(2,812)	10,332
Purchased power agreements (a)						219,940
Noncurrent derivative instruments						$230,272

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

(b)
Xcel Energy nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at March 31, 2013 and Dec. 31, 2012.  The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

The following table presents for each of the fair value hierarchy levels, Xcel Energy’s derivative assets and liabilities measured at fair value on a recurring basis at Dec. 31, 2012:

	Dec. 31, 2012
	Fair Value
				Fair Value	Counterparty
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total	Netting (b)	Total
Current derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$-	$95	$-	$95	$-	$95
Other derivative instruments:
Commodity trading	-	26,303	692	26,995	(6,675)	20,320
Electric commodity	-	-	16,724	16,724	(843)	15,881
Natural gas commodity	-	7	-	7	(7)	-
Total current derivative assets	$-	$26,405	$17,416	$43,821	$(7,525)	36,296
Purchased power agreements (a)						32,717
Current derivative instruments						$69,013
Noncurrent derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$-	$86	$-	$86	$(47)	$39
Other derivative instruments:
Commodity trading	-	41,282	77	41,359	(4,162)	37,197
Total noncurrent derivative assets	$-	$41,368	$77	$41,445	$(4,209)	37,236
Purchased power agreements (a)						89,061
Noncurrent derivative instruments						$126,297
Current derivative liabilities
Other derivative instruments:
Commodity trading	$-	$18,622	$1	$18,623	$(9,112)	$9,511
Electric commodity	-	-	843	843	(843)	-
Natural gas commodity	-	98	-	98	(7)	91
Total current derivative liabilities	$-	$18,720	$844	$19,564	$(9,962)	9,602
Purchased power agreements (a)						22,880
Current derivative instruments						$32,482
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$-	$21,417	$-	$21,417	$(4,210)	$17,207
Total noncurrent derivative liabilities	$-	$21,417	$-	$21,417	$(4,210)	17,207
Purchased power agreements (a)						225,659
Noncurrent derivative instruments						$242,866

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

(b)
Xcel Energy nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at March 31, 2013 and Dec. 31, 2012.  The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

The following table presents the changes in Level 3 commodity derivatives for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31
(Thousands of Dollars)	2013	2012
Balance at Jan. 1	$16,649	$12,417
Settlements	(12,449)	(8,884)
Net transactions recorded during the period:
Losses recognized in earnings (a)	(62)	(9)
Gains recognized as regulatory liabilities	3,504	1,800
Balance at March 31	$7,642	$5,324

(a)	These amounts relate to commodity derivatives held at the end of the period.

Xcel Energy recognizes transfers between levels as of the beginning of each period.  There were no transfers of amounts between levels for the three months ended March 31, 2013 and 2012.

Fair Value of Long-Term Debt

As of March 31, 2013 and Dec. 31, 2012, other financial instruments for which the carrying amount did not equal fair value were as follows:

	March 31, 2013		Dec. 31, 2012
	Carrying		Carrying
(Thousands of Dollars)	Amount	Fair Value	Amount	Fair Value
Long-term debt, including current portion	$10,648,938	$12,298,413	$10,402,060	$12,207,866

The fair value of Xcel Energy’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities.  The fair value estimates are based on information available to management as of March 31, 2013 and Dec. 31, 2012, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.  These fair value estimates have not been comprehensively revalued for purposes of these consolidated financial statements since those dates and current estimates of fair values may differ significantly.

9.	Other Income, Net

Other income, net consisted of the following:

	Three Months Ended March 31
(Thousands of Dollars)	2013	2012
Interest income	$4,806	$5,622
Other nonoperating income	1,255	922
Insurance policy expense	(2,139)	(2,799)
Other nonoperating expense	-	(8)
Other income, net	$3,922	$3,737

10.	Segment Information

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

Xcel Energy had equity investments in unconsolidated subsidiaries of $89.8 million and $91.2 million as of March 31, 2013 and Dec. 31, 2012, respectively, included in the regulated natural gas utility segment.

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

	Regulated	Regulated	All	Reconciling	Consolidated
(Thousands of Dollars)	Electric	Natural Gas	Other	Eliminations	Total
Three Months Ended March 31, 2013
Operating revenues from external customers	$2,092,196	$669,596	$21,057	$-	$2,782,849
Intersegment revenues	301	500	-	(801)	-
Total revenues	$2,092,497	$670,096	$21,057	$(801)	$2,782,849
Income (loss) from continuing operations	$174,106	$64,910	$(2,428)	$-	$236,588

	Regulated	Regulated	All	Reconciling	Consolidated
(Thousands of Dollars)	Electric	Natural Gas	Other	Eliminations	Total
Three Months Ended March 31, 2012
Operating revenues from external customers	$1,936,782	$621,035	$20,262	$-	$2,578,079
Intersegment revenues	302	499	-	(801)	-
Total revenues	$1,937,084	$621,534	$20,262	$(801)	$2,578,079
Income (loss) from continuing operations	$143,221	$50,202	$(9,654)	$-	$183,769

11.	Earnings Per Share

Basic earnings per share (EPS) was computed by dividing the earnings available to Xcel Energy Inc.’s common shareholders by the weighted average number of common shares outstanding during the period.  Diluted EPS was computed by dividing the earnings available to Xcel Energy Inc.’s common shareholders by the diluted weighted average number of common shares outstanding during the period.  Diluted EPS reflects the potential dilution that could occur if securities or other agreements to issue common stock (i.e., common stock equivalents), were settled.  The weighted average number of potentially dilutive shares outstanding used to calculate Xcel Energy Inc.’s diluted EPS is calculated based on the treasury stock method.

Common Stock Equivalents — Xcel Energy Inc. currently has common stock equivalents related to certain equity awards.

Share-Based Compensation
Common stock equivalents related to share-based compensation causing dilutive impact to EPS include commitments to issue common stock as an employer match to 401(k) plan participants.  Stock equivalent units granted to Xcel Energy Inc.’s Board of Directors are included in common shares outstanding upon grant date as there is no further service, performance or market condition associated with these awards.  Restricted stock, granted to settle amounts due to certain employees under the Xcel Energy Inc. Executive Annual Incentive Award Plan, is included in common shares outstanding when granted, pending remaining service conditions.

Share-based compensation arrangements for which there is currently no dilutive impact to EPS include the following:

●
Restricted stock unit equity awards subject to a performance condition; included in common shares outstanding when all necessary conditions for settlement have been satisfied by the end of the reporting period.

●	Performance share plan liability awards subject to a performance condition; any portions settled in shares are included in common shares outstanding upon settlement.

The dilutive impact of common stock equivalents affecting EPS was as follows:

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
(Amounts in thousands, except per share data)	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Net income	$236,570			$183,893
Basic earnings per share:
Earnings available to common shareholders	236,570	489,781	$0.48	183,893	487,360	$0.38
Effect of dilutive securities:
401(k) equity awards	-	750		-	635
Diluted earnings per share:
Earnings available to common shareholders	$236,570	490,531	$0.48	$183,893	487,995	$0.38

12.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended March 31
	2013	2012	2013	2012
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$24,071	$21,329	$1,182	$1,180
Interest cost	35,172	38,723	8,417	9,380
Expected return on plan assets	(49,613)	(51,476)	(8,253)	(7,111)
Amortization of transition obligation	-	-	206	3,580
Amortization of prior service cost (credit)	1,468	5,266	(2,438)	(1,888)
Amortization of net loss	36,038	26,318	5,646	3,965
Net periodic benefit cost	47,136	40,160	4,760	9,106
Costs not recognized and additional cost recognized due to the effects of regulation	(7,847)	(9,133)	-	973
Net benefit cost recognized for financial reporting	$39,289	$31,027	$4,760	$10,079

In January 2013, contributions of $191.5 million were made across four of Xcel Energy’s pension plans.  Xcel Energy does not expect additional pension contributions during 2013.

13.	Other Comprehensive Income

Changes in accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2013 were as follows:

(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(61,241)	$(99)	$(51,313)	$(112,653)
Other comprehensive income (loss) before reclassifications	13	(36)	-	(23)
(Gains) losses reclassified from net accumulated other comprehensive loss	(305)	-	(639)	(944)
Net current period other comprehensive loss	(292)	(36)	(639)	(967)
Accumulated other comprehensive loss at March 31	$(61,533)	$(135)	$(51,952)	$(113,620)

Reclassifications from accumulated other comprehensive loss for the three months ended March 31, 2013 were as follows:

(Thousands of Dollars)	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Gains) losses on cash flow hedges:
Interest rate derivatives	$1,150	(a)
Vehicle fuel derivatives	(26)	(b)
Total, pre-tax	1,124
Tax benefit	(1,429)
Total, net of tax	(305)

Defined benefit pension and postretirement (gains) losses:
Amortization of net loss	1,769	(c)
Prior service cost	93	(c)
Transition obligation	2	(c)
Total, pre-tax	1,864
Tax benefit	(2,503)
Total, net of tax	(639)

Total amounts reclassified, net of tax	$(944)

(a)	Included in interest charges.
(b)	Included in O&M expenses.
(c)	Included in the computation of net periodic pension and post retirement benefit costs. See Note 12 for details regarding these benefit plans.

Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis by management focuses on those factors that had a material effect on Xcel Energy’s financial condition, results of operations and cash flows during the periods presented, or are expected to have a material impact in the future.  It should be read in conjunction with the accompanying consolidated financial statements and the related notes to consolidated financial statements.  Due to the seasonality of Xcel Energy’s operating results, quarterly financial results are not an appropriate base from which to project annual results.

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions.  Such forward-looking statements, including the 2013 full year earnings per share guidance and assumptions, are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions.  Actual results may vary materially.  Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date.  Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of Xcel Energy Inc. and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry, including the risk of a slow down in the U.S. economy or delay in growth recovery; trade, fiscal, taxation and environmental policies in areas where Xcel Energy has a financial interest; customer business conditions; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by Xcel Energy Inc. and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; actions by regulatory bodies impacting our nuclear operations, including those affecting costs, operations or the approval of requests pending before the NRC; financial or regulatory accounting policies imposed by regulatory bodies; availability or cost of capital; employee work force factors; the items described under Factors Affecting Results of Continuing Operations; and the other risk factors listed from time to time by Xcel Energy Inc. in reports filed with the SEC, including “Risk Factors” in Item 1A of Xcel Energy Inc.’s Form 10-K for the year ended Dec. 31, 2012, and Item 1A and Exhibit 99.01 to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

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

Results of Operations

The following table summarizes the diluted EPS for Xcel Energy:

	Three Months Ended March 31
Diluted Earnings (Loss) Per Share	2013	2012
PSCo	$0.24	$0.19
NSP-Minnesota	0.21	0.16
NSP-Wisconsin	0.04	0.03
SPS	0.02	0.02
Equity earnings of unconsolidated subsidiaries	0.01	0.01
Regulated utility — continuing operations	0.52	0.41
Xcel Energy Inc. and other costs	(0.04)	(0.03)
GAAP diluted earnings per share	$0.48	$0.38

Xcel Energy — Overall, earnings increased $0.10 per share for the first quarter of 2013.  First quarter 2013 earnings were favorably impacted by increased electric and natural gas margins and lower interest expense.  Winter weather in the first quarter of 2013 was not only colder than normal, but significantly different from the abnormally warm first quarter of 2012.  This contrast in weather primarily drove the positive impact when comparing the two periods.  The increase in electric and natural gas margins also reflects the implementation of rate increases in Colorado, South Dakota and Wisconsin, along with interim rate increases, subject to refund, in Minnesota and North Dakota.  These positive drivers were partially offset by higher operating and maintenance expenses, depreciation and property taxes.

PSCo — PSCo’s earnings increased $0.05 per share for the first quarter of 2013.  The increase is mainly due to the electric rate increases in May 2012 and January 2013, cooler weather impacting electric and gas margins and lower interest charges.  The increase is partially offset by higher depreciation expense and O&M expenses.

NSP-Minnesota — NSP-Minnesota’s earnings increased $0.05 per share for the first quarter of 2013.  The increase is primarily the result of interim electric rate increases, effective in January 2013 subject to refund, in Minnesota and North Dakota, an electric rate increase in South Dakota, cooler weather and lower interest charges.  These increases were partially offset by higher O&M expenses, depreciation expense and property taxes.

NSP-Wisconsin — NSP-Wisconsin’s earnings increased $0.01 per share for the first quarter of 2013.  The increase is the result of higher electric and gas rates implemented in January 2013 and the effect of cooler weather, which were partially offset by higher O&M expenses and depreciation expense.

SPS — SPS’ earnings were flat for the first quarter of 2013.  Earnings were positively impacted by higher electric margin due to cooler weather, offset by higher depreciation expense, O&M expenses and interest charges.

Changes in Diluted EPS

The following table summarizes significant components contributing to the changes in 2013 diluted EPS compared with the same period in 2012, which are discussed in more detail later:

Diluted Earnings (Loss) Per Share	Three Months Ended March 31
2012 GAAP diluted earnings per share	$0.38

Components of change — 2013 vs. 2012
Higher electric margins	0.12
Higher natural gas margins	0.03
Lower interest charges	0.01
Higher AFUDC - Equity	0.01
Higher depreciation and amortization	(0.03)
Higher operating and maintenance expenses	(0.02)
Higher effective tax rate	(0.01)
Higher taxes (other than income taxes)	(0.01)
2013 GAAP diluted earnings per share	$0.48

The following tables summarize the earnings contributions of Xcel Energy’s business segments:

	Three Months Ended March 31
(Millions of Dollars)	2013	2012
GAAP income (loss) by segment
Regulated electric income	$174.1	$143.2
Regulated natural gas income	64.9	50.2
Other income (a)	16.2	7.3
Segment income — continuing operations	255.2	200.7
Xcel Energy Inc. and other costs (a)	(18.6)	(16.9)
Total income — continuing operations	236.6	183.8
Income from discontinued operations	-	0.1
Total GAAP net income	$236.6	$183.9

	Three Months Ended March 31
Contributions to Diluted Earnings (Loss) Per Share	2013	2012
GAAP earnings (loss) by segment
Regulated electric	$0.36	$0.29
Regulated natural gas	0.13	0.10
Other (a)	0.03	0.02
Segment earnings per share — continuing operations	0.52	0.41
Xcel Energy Inc. and other costs (a)	(0.04)	(0.03)
Total earnings per share — continuing operations	0.48	0.38
Discontinued operations	-	-
Total GAAP earnings per diluted share	$0.48	$0.38

(a)	Not a reportable segment. Included in all other segment results in Note 10 to the consolidated financial statements.

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

Degree-day or Temperature-Humidity Index (THI) data is used to estimate amounts of energy required to maintain comfortable indoor temperature levels based on each day’s average temperature and humidity.  Heating degree-days (HDD) is the measure of the variation in the weather based on the extent to which the average daily temperature falls below 65° Fahrenheit, and cooling degree-days (CDD) is the measure of the variation in the weather based on the extent to which the average daily temperature rises above 65° Fahrenheit.  Each degree of temperature above 65° Fahrenheit is counted as one cooling degree-day, and each degree of temperature below 65° Fahrenheit is counted as one heating degree-day.  In Xcel Energy’s more humid service territories, a THI is used in place of CDD, which adds a humidity factor to CDD.  HDD, CDD and THI are most likely to impact the usage of Xcel Energy’s residential and commercial customers.  Industrial customers are less sensitive to weather.

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

There was no impact on sales in the first quarter of 2013 due to THI or CDD.  The percentage increase (decrease) in normal and actual HDD is provided in the following table:

	Three Months Ended March 31
	2013 vs. Normal	2012 vs. Normal	2013 vs. 2012
HDD	3.6%	(18.7)%	26.5%

Weather — The following table summarizes the estimated impact of temperature variations on EPS compared with sales under normal weather conditions:

	Three Months Ended March 31
	2013 vs. Normal	2012 vs. Normal	2013 vs. 2012
Retail electric	$0.004	$(0.025)	$0.029
Firm natural gas	0.009	(0.021)	0.030
Total	$0.013	$(0.046)	$0.059

In 2012, Xcel Energy refined its estimate to incorporate the impact of weather on demand charges. As a result, the estimated weather impact on earnings per share for prior periods has been adjusted for comparison purposes.

Sales Growth (Decline) — The following table summarizes Xcel Energy’s sales growth (decline) for actual and weather-normalized sales in 2013:

	Three Months Ended March 31		Three Months Ended March 31 (Without Leap Day)
	Actual	Weather Normalized	Actual	Weather Normalized
Electric residential	5.1%	0.0%	6.3%	1.1%
Electric commercial and industrial	0.1	(0.8)	1.2	0.4
Total retail electric sales	1.4	(0.6)	2.6	0.5
Firm natural gas sales	21.7	(0.4)	23.0	0.7

Electric Revenues and Margin

Electric revenues and fuel and purchased power expenses are largely impacted by the fluctuation in the price of natural gas, coal and uranium used in the generation of electricity, but as a result of the design of fuel recovery mechanisms to recover current expenses, these price fluctuations have little impact on electric margin.  The following table details the electric revenues and margin:

	Three Months Ended March 31
(Millions of Dollars)	2013	2012
Electric revenues	$2,092	$1,937
Electric fuel and purchased power	(925)	(864)
Electric margin	$1,167	$1,073

The following tables summarize the components of the changes in electric revenues and electric margin:

Electric Revenues
(Millions of Dollars)	Three Months Ended March 31 2013 vs. 2012
Retail rate increases (Minnesota interim, Colorado, Wisconsin, South Dakota and North Dakota interim)	$75
Fuel and purchased power cost recovery	53
Estimated impact of weather	22
Transmission revenue	19
Retail sales increase, excluding weather impact	1
Firm wholesale	(9)
2012 leap day impact	(7)
Other, net	1
Total increase in electric revenues	$155

Electric Margin
(Millions of Dollars)	Three Months Ended March 31 2013 vs. 2012
Retail rate increases (Minnesota interim, Colorado, Wisconsin, South Dakota
and North Dakota interim)	$75
Estimated impact of weather	22
Transmission revenue, net of costs	11
Retail sales increase, excluding weather impact	1
2012 leap day impact	(7)
Firm wholesale	(4)
Other, net	(4)
Total increase in electric margin	$94

Natural Gas Revenues and Margin

The cost of natural gas tends to vary with changing sales requirements and the cost of natural gas purchases.  However, due to the design of purchased natural gas cost recovery mechanisms to recover current expenses for sales to retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin.  The following table details natural gas revenues and margin:

	Three Months Ended March 31
(Millions of Dollars)	2013	2012
Natural gas revenues	$670	$621
Cost of natural gas sold and transported	(439)	(418)
Natural gas margin	$231	$203

The following tables summarize the components of the changes in natural gas revenues and natural gas margin:

Natural Gas Revenues

(Millions of Dollars)	Three Months Ended March 31 2013 vs. 2012
Estimated impact of weather	$22
Purchased natural gas adjustment clause recovery	22
Conservation and demand side management revenues (offset by expenses)	3
Other, net	2
Total increase in natural gas revenues	$49

Natural Gas Margin
(Millions of Dollars)	Three Months Ended March 31 2013 vs. 2012
Estimated impact of weather	$22
Conservation and demand side management program revenues (offset by expenses)	3
Other, net	3
Total increase in natural gas margin	$28

Non-Fuel Operating Expenses and Other Items

O&M Expenses — O&M expenses increased $18.5 million, or 3.6 percent, for the first quarter of 2013 compared with the same period in 2012.  The following table summarizes the changes in O&M expenses:
(Millions of Dollars)	Three Months Ended March 31 2013 vs. 2012
Employee benefits	$9
Nuclear outage amortization costs	5
Nuclear plant operations costs	3
Other, net	2
Total increase in O&M expenses	$19

Depreciation and Amortization — Depreciation and amortization increased $20.0 million, or 8.8 percent, for the first quarter of 2013 compared with the same period in 2012.  The increase is primarily attributable to normal system expansion and additional amortization as a result of regulatory outcomes.

Taxes (Other Than Income Taxes) — Taxes (other than income taxes) increased $7.8 million, or 7.4 percent, for the first quarter of 2013 compared with the same period in 2012.  The increase is due to higher property taxes primarily in Minnesota.  Increased property taxes in Colorado related to the electric retail business are being deferred based on the multi-year rate settlement approved by the CPUC in May 2012.

Allowance for Funds Used During Construction, Equity and Debt (AFUDC) — AFUDC increased $8.5 million for the first quarter of 2013 compared with the same period in 2012.  The increase is due to construction related to the CACJA, nuclear generation projects, the expansion of transmission facilities and other capital investments.

Interest Charges — Interest charges decreased $12.2 million, or 8.0 percent, for the first quarter of 2013 compared with the same period in 2012.  The decrease is due to lower interest rates, primarily related to refinancings completed in the second half of 2012, partially offset by higher long-term debt levels to fund investments in utility operations.

Income Taxes — Income tax expense for continuing operations increased $42.9 million for the first quarter of 2013 compared with the same period in 2012.  The increase in income tax expense was primarily due to higher pretax earnings in 2013 and a discrete tax benefit of approximately $15.0 million for a carryback in 2012.  These were partially offset by recognition of prior year research and experimentation credits in 2013 due to the passage of the American Taxpayer Relief Act of 2012 in 2013.

The ETR for continuing operations was 33.4 percent for the first quarter of 2013 compared with 29.1 percent for the same period in 2012.  The lower ETR for 2012 was primarily due to the carryback adjustment referenced above.  The ETR for the first quarter of 2012 would have been 34.9 percent without this tax benefit.

Factors Affecting Results of Operations

Fuel Supply and Costs

See the discussion of fuel supply and costs in Item 1 in Xcel Energy Inc.’s Annual Report on Form 10-K filed for the year ended Dec. 31, 2012.

Public Utility Regulation

NSP-Minnesota

NSP-Minnesota – Minnesota Resource Plan — In March 2013, the MPUC approved NSP-Minnesota’s 2011-2025 Resource Plan.  The MPUC ordered that a competitive acquisition process be conducted with the goal of adding approximately 500 MW of natural gas-based generation to the NSP System between 2017 and 2019.  In February 2013, NSP-Minnesota also issued a Request for Proposal (RFP) for up to 200 MW of wind generation, to the extent that cost effective opportunities can be identified.  Proposals for both RFPs may be for purchase power agreements, self-build or contracts with a build-ownership transfer option.  Bid proposals in response to the two RFPs were received in April 2013.

The natural gas-based generation procedural schedule is expected to be as follows:

●	Natural gas-based generation bid evaluation and advocacy assigned to ALJ – April-October 2013
●	ALJ will report to the MPUC which project should be selected – October 2013
●	MPUC to make a final ruling – November 2013

The wind-based generation procedural schedule is expected to be as follows:

●	Project review, selection and negotiation – April-June 2013
●	Planned application for and receipt of regulatory approval – July-September 2013

CapX2020 Transmission Expansion — In 2009, the MPUC approved separate Certificate of Need (CON) applications to construct one 230 kilovolt (kV) electric transmission line and three 345 kV electric transmission lines as part of the CapX2020 project.  The estimated cost of the four transmission projects is $1.9 billion.  NSP-Minnesota and NSP-Wisconsin are responsible for approximately $1.1 billion of the total cost.  The remainder of the costs will be borne by other utilities in the upper Midwest.  These cost estimates will be updated as the projects progress.

Hampton, Minn. to Rochester, Minn. to La Crosse, Wis. 345 kV transmission line
In May 2012, the MPUC issued a route permit for the Minnesota portion of the project and the PSCW approved a certificate of public convenience and necessity (CPCN) for the Wisconsin portion of the project.  Federal approval of the project was granted in January 2013.  Two parties have filed an appeal with the Minnesota Court of Appeals against the MPUC’s route permit decision.  A decision by the Court is scheduled for June 2013.  Construction on the project started in Minnesota in January 2013 and the project is expected to go into service in 2015.

Monticello, Minn. to Fargo, N.D. 345 kV transmission line
In December 2011, the Monticello, Minn. to St. Cloud, Minn. portion of the project was placed in service.  The MPUC issued a route permit for the Minnesota portion of the St. Cloud, Minn. to Fargo, N.D. section in June 2011.  The NDPSC granted a CPCN in January 2011 and a certificate of corridor compatibility and route permit for the North Dakota portion of the line in September 2012.  An April 2013 deadline expired in North Dakota and no appeals were filed concerning a district court dismissal of a suit against the NDPSC’s order.  Construction continues on the project in Minnesota.  Construction started on the project in North Dakota in January 2013.

Brookings County, S.D. to Hampton, Minn. 345 kV transmission line
The MPUC route permit approvals for the Minnesota segments were obtained in 2010 and 2011.  In June 2011, the SDPUC approved a facility permit for the South Dakota segment.  In December 2011, MISO granted the final approval of the project as a multi-value project (MVP).  In May 2012, construction started on the project in Minnesota.

Bemidji, Minn. to Grand Rapids, Minn. 230 kV transmission line
The Bemidji, Minn. to Grand Rapids, Minn. line was placed in service in September 2012.

Nuclear Power Operations

NSP-Minnesota owns two nuclear generating plants: the Monticello plant and the Prairie Island plant.  See Note 14 of Xcel Energy Inc.’s Annual Report on Form 10-K for the year ended Dec. 31, 2012 for further discussion regarding the nuclear generating plants.

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

Based on current refueling outage plans specific to each nuclear facility, the dates of the required compliance to meet the orders is expected to begin in the second quarter of 2015 with all units expected to be fully compliant by December 2016.  On March 19, 2013, the NRC Commissioners sent a memorandum to the NRC Staff directing them to issue a modification to their initial order on reliable hardened containment vents.  With the issuance of the revised order, the required completion date for ensuring a reliable hardened containment vent is expected to be delayed by approximately two years for the Monticello plant.  Portions of the work that fall under the requests for additional information are expected to be completed by 2018.  NSP-Minnesota believes the costs associated with compliance would be recoverable from customers through regulatory mechanisms and does not expect a material impact on its results of operations, financial position, or cash flows.

NSP-Wisconsin

NSP-Wisconsin CapX2020 Hampton, Minn. to Rochester, Minn. to La Crosse, Wis. 345 kV Transmission Line — The PSCW issued a CPCN for the Wisconsin portion of the project in May 2012.  The Wisconsin route is approximately 50 miles of new transmission line with an estimated cost of $211 million.  Subsequent legal challenges to the PSCW’s order by intervenors were unsuccessful, thereby rendering the PSCW’s order final.  Construction on the Wisconsin portion of the line is anticipated to begin in 2014 and the line is expected to go into service in 2015.

PSCo

Colorado 2011 Electric Resource Plan (ERP) — In July 2012, PSCo filed two separate applications to update its resource plan.  The first was an application to purchase Brush Power, LLC and all of its assets including Brush generating Units 1, 3 and 4 for a total purchase price of approximately $75 million.  The Brush units currently provide 237 MW of natural gas fueled capacity and energy to PSCo under purchased power agreements (PPAs) that are set to expire in 2017 for Brush Unit 1 and Brush Unit 3, and 2022 for Brush Unit 4.

The second application sought approval to retire Arapahoe Unit 4, a 109 MW coal-fired company-owned generating station at the end of 2013.  This was presented as an alternative to permanently fuel switching Arapahoe Unit 4 to natural gas and instead replacing the capacity and associated energy with a natural gas PPA with an existing generator.

In January 2013, the CPUC denied approval of the acquisition due to the risks associated with the transaction.  In February 2013, the transaction was terminated.  The CPUC also decided that it was best not to make the decision to retire Arapahoe Unit 4 in this first phase of the resource plan and instead determined that the decision is best made after the retirement can be compared to bids received in the second phase.

Colorado 2013 All-Source Solicitation — In January 2013, the CPUC approved with modifications the 2011 ERP.  In March 2013, PSCo issued an All-Source RFP for 250 MW by the end of 2018.  Proposals for the All-Source RFP may be for purchase power agreements, self-build or contracts with a build-ownership transfer option.  PSCo also issued a separate wind RFP for purchase power agreements only.  Bid proposals in response to the Wind RFP were received in April 2013.

Next steps in the 2013 All-Source solicitation schedule are expected to be as follows:

●	The deadline for All-Source generation bids – May 2013
●	Delivery of the wind evaluation assessment report to CPUC – May 2013
●	Delivery of the All-Source evaluation assessment report to CPUC – September 2013
●	CPUC evaluation and regulatory approval of wind-based generation proposals – October 2013
●	CPUC evaluation and regulatory approval of All-Source generation proposals – December 2013

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

PSCo has determined that due to lower projected load growth, lower gas prices and the higher cost of solar thermal generation, the proposed transmission project would not be necessary for the foreseeable future.  On April 30, 2013, PSCo provided notice to the CPUC that the transmission project should not be built.

Boulder, Colo. Franchise Agreement — In November 2011, two ballot measures were passed by the citizens of Boulder.  The first measure increased the occupation tax to raise an additional $1.9 million annually for funding the exploration costs of forming a municipal utility and acquiring the PSCo electric distribution system in Boulder.  The second measure authorized the formation and operation of a municipal light and power utility and the issuance of enterprise revenue bonds, subject to certain restrictions, including the level of initial rates and debt service coverage.

In December 2012, Boulder issued a white paper exploring opportunities for reaching its energy goals with PSCo, in lieu of condemnation.  PSCo has advised Boulder that it is willing to discuss many of these opportunities.  In February 2013, Boulder staff published a memorandum on the feasibility of creating a municipal utility.  In April 2013, the Boulder City Council voted to proceed with the possible formation of a municipal electric utility, including considering authorization to commence legal actions needed to determine any potential rights or obligations of Boulder and means of separating from Xcel Energy’s system under state and federal law.  Boulder City Council is not expected to make a final decision regarding a condemnation action until August 2013.

Should Boulder attempt to condemn PSCo facilities, PSCo would seek to obtain full compensation for the property and business taken by Boulder and for all damages resulting to PSCo and its system.  PSCo would also seek appropriate compensation for stranded costs with the FERC.

Summary of Recent Federal Regulatory Developments

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, hydro facility licensing, natural gas transportation, accounting practices and certain other activities of Xcel Energy Inc.’s utility subsidiaries, including enforcement of North American Electric Reliability Corporation mandatory electric reliability standards.  State and local agencies have jurisdiction over many of Xcel Energy Inc.’s utility subsidiaries’ activities, including regulation of retail rates and environmental matters.  See additional discussion in the summary of recent federal regulatory developments and public utility regulation sections of the Xcel Energy Inc. Annual Report on Form 10-K for the year ended Dec. 31, 2012.  In addition to the matters discussed below, see Note 5 to the consolidated financial statements for a discussion of other regulatory matters.

MISO Transmission Pricing — The MISO Tariff presently provides for different allocation methods for the costs of new transmission investments depending on whether the project is primarily local or regional in nature.  If a project qualifies as a MVP, the costs would be fully allocated to all loads in the MISO region.  MVP eligibility is generally obtained for higher voltage (345 kV and higher) projects expected to serve multiple purposes, such as improved reliability, reduced congestion, transmission for renewable energy, and load serving.  Certain parties have appealed the FERC MVP tariff orders to the U.S. Court of Appeals for the Seventh Circuit.  The NSP System has certain new transmission facilities for which other customers in MISO contribute to cost recovery.  Likewise, the NSP System also pays a share of the costs of projects constructed by other transmission owning entities.  The transmission revenues received by the NSP System from MISO, and the transmission charges paid to MISO, associated with projects subject to regional cost allocation could be significant in future periods.

FERC Order 1000, Transmission Planning and Cost Allocation (Order 1000) — The FERC issued Order 1000 adopting new requirements for transmission planning, cost allocation and development to be effective prospectively.  In Order 1000, the FERC required utilities to develop tariffs that provide for joint transmission planning and cost allocation for all FERC-jurisdictional utilities within a region.  In addition, Order 1000 required that regions coordinate to develop interregional plans for transmission planning and cost allocation.  A key provision of Order 1000 is a requirement that FERC-jurisdictional wholesale transmission tariffs exclude provisions that would grant the incumbent transmission owner a federal Right of First Refusal (ROFR) to build certain types of transmission projects in its service area.  The removal of a federal ROFR will eliminate rights that NSP-Minnesota, NSP-Wisconsin, and SPS currently have under the MISO and SPP tariffs to build transmission within their footprints.  Rather, the FERC required that opportunity to build such projects would extend to competitive transmission developers.  Compliance with Order 1000 for NSP-Minnesota and NSP-Wisconsin will occur through changes to the MISO tariff while compliance for SPS will occur through the SPP tariff.  PSCo is not in an RTO and therefore is responsible for making its own Order 1000 compliance filing.  MISO, SPP, and PSCo have all made their initial compliance filings to incorporate new provisions into their tariffs regarding regional planning and cost allocation; the filings to address interregional planning and cost allocation requirements are due July 10, 2013.

In 2012, Minnesota enacted legislation that preserves ROFR rights for Minnesota utilities at the state level.  This legislation is similar to legislation previously passed in North Dakota and South Dakota.  Wisconsin has not developed such legislation.  The FERC’s initial order on MISO’s compliance filing to address the regional requirements of Order 1000 FERC required MISO to remove proposed tariff provisions that would have recognized state ROFR rights and allowed state regulators to select the developer of a transmission project.  Xcel Energy filed for rehearing of the issues relating to state authority in coordination with other MISO transmission owners on April 22, 2013.

Colorado does not have legislation protecting ROFR rights for incumbent utilities.  PSCo submitted its compliance filing to address the regional planning and cost allocation requirements of Order 1000, proposing that the region that PSCo would join was WestConnect, a consortium of utilities in the Western Interconnection.  In March 2013, the FERC issued its initial order on PSCo’s compliance filing and required a number of changes, including the requirement that cost allocation for new projects identified through the planning process be binding upon all participants in the planning process.  This requirement poses a challenge because WestConnect is compromised of a number of utilities that are not subject to FERC jurisdiction and are unwilling to participate in a regional planning or cost allocation process if they do not have the ultimate authority to decline to help fund a project identified through the regional process.  PSCo and other WestConnect members are required to file additional compliance language by July 2013.  In addition, on April 22, 2013, PSCo and other WestConnect members requested rehearing on various aspects of the March 2013 order, including the requirement that cost allocation be binding.

The FERC has not yet issued its initial order on SPP’s Order 1000 compliance filing to address regional issues.  With respect to ROFR rights of incumbent utilities, Xcel Energy believes that Texas statutes protect the right of incumbent utilities to construct and own transmission interconnected to their systems, though this view is disputed by some parties.  The State of New Mexico does not have legislation protecting ROFR rights for incumbent utilities.

Nuclear Plant Power Uprates

Monticello Nuclear Plant EPU — In 2008, NSP-Minnesota filed for both state and federal approvals of an EPU of approximately 71 MW for NSP-Minnesota’s Monticello nuclear generating plant.  The MPUC approved the CON for the EPU in 2008.  The NRC staff has placed the license amendment filing on hold to address concerns raised by the Advisory Committee on Reactor Safeguards related to containment pressure associated with pump performance.  In September 2012, NSP-Minnesota made a supplemental filing to the NRC to address the containment accident pressure concern.  NSP-Minnesota expects to receive approval of the EPU project by the NRC in the second half of 2013.  NSP-Minnesota is planning to complete implementation of the equipment changes needed to support the Monticello life extension and EPU projects in the planned spring 2013 refueling outage, which began in March 2013.  The plant will not be permitted to operate at the higher capacity levels without the NRC’s approval.

Environmental, Legal and Other Matters

See a discussion of environmental, legal and other matters in Note 6 to the consolidated financial statements.

Critical Accounting Policies and Estimates

Preparation of the consolidated financial statements and related disclosures in compliance with GAAP requires the application of accounting rules and guidance, as well as the use of estimates.  The application of these policies involves judgments regarding future events, including the likelihood of success of particular projects, legal and regulatory challenges and anticipated recovery of costs.  These judgments could materially impact the consolidated financial statements and disclosures, based on varying assumptions.  In addition, the financial and operating environment also may have a significant effect on the operation of the business and on the results reported even if the nature of the accounting policies applied have not changed.  Item 7 — Management’s Discussion and Analysis, in Xcel Energy Inc.’s Annual Report on Form 10-K for the year ended Dec. 31, 2012, includes a discussion of accounting policies and estimates that are most significant to the portrayal of Xcel Energy’s financial condition and results, and that require management’s most difficult, subjective or complex judgments.  Each of these has a higher likelihood of resulting in materially different reported amounts under different conditions or using different assumptions.  As of March 31, 2013, there have been no material changes to policies set forth in Xcel Energy Inc.’s Annual Report on Form 10-K for the year ended Dec. 31, 2012.

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

At March 31, 2013, the fair values by source for net commodity trading contract assets were as follows:

	Futures / Forwards
		Maturity			Maturity	Total Futures/
	Source of	Less Than	Maturity	Maturity	Greater Than	Forwards
(Thousands of Dollars)	Fair Value	1 Year	1 to 3 Years	4 to 5 Years	5 Years	Fair Value
NSP-Minnesota	1	$8,183	$16,403	$1,367	$998	$26,951
NSP-Minnesota	2	(11)	100	314	528	931
PSCo	1	474	81	-	-	555
		$8,646	$16,584	$1,681	$1,526	$28,437

Options
		Maturity			Maturity
	Source of	Less Than	Maturity	Maturity	Greater Than	Total Options
(Thousands of Dollars)	Fair Value	1 Year	1 to 3 Years	4 to 5 Years	5 Years	Fair Value
NSP-Minnesota	2	$507	$74	$-	$-	$581

1 — Prices actively quoted or based on actively quoted prices.
2 — Prices based on models and other valuation methods.

Changes in the fair value of commodity trading contracts before the impacts of margin-sharing mechanisms were as follows:

	Three Months Ended March 31
(Thousands of Dollars)	2013	2012
Fair value of commodity trading net contract assets outstanding at Jan. 1	$28,314	$20,424
Contracts realized or settled during the period	(1,226)	(3,261)
Commodity trading contract additions and changes during period	1,930	3,482
Fair value of commodity trading net contract assets outstanding at March 31	$29,018	$20,645

At March 31, 2013 and 2012, a 10 percent increase or decrease in market prices for commodity trading contracts would have an immaterial impact on pretax income from continuing operations.

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

The VaRs for the NSP-Minnesota and PSCo commodity trading operations, calculated on a consolidated basis using a Monte Carlo simulation with a 95 percent confidence level and a one-day holding period, were as follows:

	Period Ended
(Millions of Dollars)	March 31	VaR Limit	Average	High	Low
2013	$0.45	$3.00	$0.54	$1.64	$0.23
2012	0.43	3.00	0.20	0.92	0.06

Interest Rate Risk — Xcel Energy is subject to the risk of fluctuating interest rates in the normal course of business.  Xcel Energy’s risk management policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives such as swaps, caps, collars and put or call options.

At March 31, 2013 and 2012, a 100-basis-point change in the benchmark rate on Xcel Energy’s variable rate debt would impact pretax interest expense annually by approximately $0.2 million and $4.1 million, respectively.  See Note 8 to the consolidated financial statements for a discussion of Xcel Energy Inc. and its subsidiaries’ interest rate derivatives.

Credit Risk — Xcel Energy Inc. and its subsidiaries are also exposed to credit risk.  Credit risk relates to the risk of loss resulting from counterparties’ nonperformance on their contractual obligations.  Xcel Energy Inc. and its subsidiaries maintain credit policies intended to minimize overall credit risk and actively monitor these policies to reflect changes and scope of operations.

At March 31, 2013, a 10 percent increase in commodity prices would have resulted in a decrease in credit exposure of $4.1 million, while a decrease in prices of 10 percent would have resulted in an increase in credit exposure of $13.2 million.  At March 31, 2012, a 10 percent increase in commodity prices would have resulted in a decrease in credit exposure of $7.5 million, while a decrease in prices of 10 percent would have resulted in an increase in credit exposure of $7.9 million.

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

Commodity Derivatives — Xcel Energy continuously monitors the creditworthiness of the counterparties to its commodity derivative contracts and assesses each counterparty’s ability to perform on the transactions set forth in the contracts.  Given this assessment and the typically short duration of these contracts, the impact of discounting commodity derivative assets for counterparty credit risk was not material to the fair value of commodity derivative assets at March 31, 2013.  Adjustments to fair value for credit risk of commodity trading instruments are recorded in electric revenues.  Credit risk adjustments for other commodity derivative instruments are deferred as OCI or regulatory assets and liabilities.  The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.  Xcel Energy also assesses the impact of its own credit risk when determining the fair value of commodity derivative liabilities.  The impact of discounting commodity derivative liabilities for credit risk was immaterial to the fair value of commodity derivative liabilities at March 31, 2013.

Commodity derivative assets and liabilities assigned to Level 3 typically consist of FTRs, as well as forwards and options that are long-term in nature.  Level 3 commodity derivative assets and liabilities represent 0.5 percent and 2.1 percent of total assets and liabilities, respectively, measured at fair value at March 31, 2013.

Determining the fair value of FTRs requires numerous management forecasts that vary in observability, including various forward commodity prices, retail and wholesale demand, generation and resulting transmission system congestion.  Given the limited observability of management’s forecasts for several of these inputs, these instruments have been assigned a Level 3.  Level 3 commodity derivatives assets and liabilities included $8.0 million and $0.4 million of estimated fair values, respectively, for FTRs held at March 31, 2013.

Determining the fair value of certain commodity forwards and options can require management to make use of subjective price and volatility forecasts which extend to periods beyond those readily observable on active exchanges or quoted by brokers.  When less observable forward price and volatility forecasts are significant to determining the value of commodity forwards and options, these instruments are assigned to Level 3.  Level 3 commodity derivative assets and liabilities included an immaterial amount for forwards and options held at March 31, 2013.

Nuclear Decommissioning Fund — Nuclear decommissioning fund assets assigned to Level 3 consist of private equity investments and real estate investments.  Based on an evaluation of NSP-Minnesota’s ability to redeem private equity investments and real estate investment funds measured at net asset value, estimated fair values for these investments totaling $74.9 million in the nuclear decommissioning fund at March 31, 2013 (approximately 4.7 percent of total assets measured at fair value) are assigned to Level 3.  Realized and unrealized gains and losses on nuclear decommissioning fund investments are deferred as a regulatory asset.

Liquidity and Capital Resources

Cash Flows

	Three Months Ended March 31
(Millions of Dollars)	2013	2012
Cash provided by operating activities	$642	$477

Net cash provided by operating activities increased $165 million for the three months ended March 31, 2013, compared with the three months ended March 31, 2012.  The increase was the result of higher net income, changes in working capital due to the timing of payments and receipts and the effect of income taxes paid in 2012 compared to refunds received in 2013.

	Three Months Ended March 31
(Millions of Dollars)	2013	2012
Cash used in investing activities	$(713)	$(399)

Net cash used in investing activities increased $314 million for the three months ended March 31, 2013, compared with the three months ended March 31, 2012.  The increase was the result of higher capital expenditures related to nuclear, transmission and CACJA projects, partially offset by the change in restricted cash associated with the nuclear waste disposal settlement with the U.S. Department of Energy in 2012.

	Three Months Ended March 31
(Millions of Dollars)	2013	2012
Cash provided by (used in) financing activities	$102	$(39)

Net cash provided by financing activities increased $141 million for the three months ended March 31, 2013, compared with the three months ended March 31, 2012.  The increase was primarily due to higher proceeds from the issuances of common stock and long-term debt, partially offset by repayments of previously existing short and long-term debt and higher dividend payments.

Capital Requirements

Xcel Energy expects to meet future financing requirements by periodically issuing short-term debt, long-term debt, common stock, hybrid and other securities to maintain desired capitalization ratios.

Regulation of Derivatives — In July 2010, financial reform legislation was passed that provides for the regulation of derivative transactions amongst other provisions.  Provisions within the bill provide the Commodity Futures Trading Commission (CFTC) and the SEC with expanded regulatory authority over derivative and swap transactions.  Regulations effected under this legislation could preclude or impede some types of over-the-counter energy commodity transactions and/or require clearing through regulated central counterparties, which could negatively impact the market for these transactions or result in extensive margin and fee requirements.

As a result of this legislation there will be material increased reporting requirements for certain volumes of derivative and swap activity.  In April 2012, the CFTC ruled that swap dealing activity conducted by entities under a notional limit, initially set at $8 billion with further potential reduction to $3 billion after five years, will fall under the de minimis exemption level and will not subject an entity to registering as a swap dealer.  Xcel Energy’s current and projected swap activity is below this de minimis level.  The CFTC has set an $800 million de minimis volume exemption for swaps with “Utility Special Entities,” defined by the CFTC as primarily entities owning or operating electric or natural gas facilities and government entities, after which the entity would have to register as a swap dealer.  The bill also contains provisions that should exempt certain derivatives end users from much of the clearing and margin requirements.  Xcel Energy does not expect to be materially impacted by the margining provisions.  Xcel Energy is conducting legal reviews associated with the additional reporting obligations for “trade options,” which are physical electric and gas contracts that contain embedded volumetric and/or price optionality.  The reporting requirements were subject to begin in April 2013, however the CFTC has issued two “no action” letters that effectively suspend reporting obligations for “trade options” until March 2014 and commodity swaps until October 2013. The “no action letters” did, however, leave in place data gathering requirements.  Xcel Energy is prepared to meet these requirements.

Pension Fund — Xcel Energy’s pension assets are invested in a diversified portfolio of domestic and international equity securities, short-term to long-duration fixed income securities, and alternative investments, including private equity, real estate, hedge fund and commodity investments.

●	In January 2013, contributions of $191.5 million were made across four of Xcel Energy’s pension plans. Xcel Energy does not expect additional pension contributions during 2013.
●	In 2012, contributions of $198.1 million were made across four of Xcel Energy’s pension plans.
●	For future years, we anticipate contributions will be made as necessary.

Capital Sources

Short-Term Funding Sources — Xcel Energy uses a number of sources to fulfill short-term funding needs, including operating cash flow, notes payable, commercial paper and bank lines of credit.  The amount and timing of short-term funding needs depend in large part on financing needs for construction expenditures, working capital and dividend payments.

Short-Term Investments — Xcel Energy Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS maintain cash operating and short-term investment accounts.  At March 31, 2013, approximately $20.2 million of cash was held in these accounts.

Commercial Paper — Xcel Energy Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS each have individual commercial paper programs.  The authorized levels for these commercial paper programs are:

●	$800 million for Xcel Energy Inc.;
●	$700 million for PSCo;
●	$500 million for NSP-Minnesota;
●	$300 million for SPS; and
●	$150 million for NSP-Wisconsin.

Commercial paper outstanding for Xcel Energy was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2013	Twelve Months Ended Dec. 31, 2012
Borrowing limit	$2,450	$2,450
Amount outstanding at period end	425	602
Average amount outstanding	813	403
Maximum amount outstanding	1,160	634
Weighted average interest rate, computed on a daily basis	0.35%	0.35%
Weighted average interest rate at period end	0.33	0.36

Credit Facilities — As of April 30, 2013, Xcel Energy Inc. and its utility subsidiaries had the following committed credit facilities available to meet liquidity needs:

(Millions of Dollars)	Credit Facility (a)	Drawn (b)	Available	Cash	Liquidity
Xcel Energy Inc.	$800.0	$311.0	$489.0	$0.6	$489.6
PSCo	700.0	4.0	696.0	0.9	696.9
NSP-Minnesota	500.0	96.1	403.9	0.3	404.2
SPS	300.0	-	300.0	0.3	300.3
NSP-Wisconsin	150.0	19.0	131.0	0.8	131.8
Total	$2,450.0	$430.1	$2,019.9	$2.9	$2,022.8

(a)	These credit facilities expire in July 2017.
(b)	Includes outstanding commercial paper and letters of credit.

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

In March 2013, PSCo issued $250 million of 2.50 percent first mortgage bonds due March 15, 2023 and $250 million of 3.95 percent first mortgage bonds due March 15, 2043.

In March 2013, Xcel Energy Inc. filed a prospectus supplement under which it may sell up to $400 million of its common stock through an at-the-market offering program.  As of March 31, 2013, Xcel Energy Inc. had entered into sales transactions for 7.7 million shares of common stock with net proceeds of $223 million.

On April 15, 2013, Xcel Energy Inc. notified the trustee of its intent to redeem the entire $400 million principal amount of the 7.60 percent junior subordinated notes on May 31, 2013.

During the remainder of 2013, Xcel Energy Inc. and its utility subsidiaries anticipate issuing the following:

●	Xcel Energy Inc. may issue approximately $400 million of unsecured bonds in the first half of 2013.
●	NSP-Minnesota may issue approximately $400 million of first mortgage bonds in the first half of 2013.
●	SPS may issue approximately $100 million of first mortgage bonds in the first half of 2013.

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

Earnings Guidance

Xcel Energy’s 2013 earnings guidance is $1.85 to $1.95 per share.  Key assumptions related to 2013 earnings are detailed below:

●	Constructive outcomes in all rate case and regulatory proceedings.
●	Normal weather patterns are experienced for the remainder of the year.
●	Weather-adjusted retail electric utility sales are projected to grow approximately 0.5 percent.
●	Weather-adjusted retail firm natural gas sales are projected to decline by approximately 1 percent.
●	O&M expenses are projected to increase approximately 4 percent to 5 percent over 2012 levels.
●	Depreciation expense is projected to increase $75 million to $85 million over 2012 levels.
●	Property taxes are projected to increase approximately $35 million to $40 million over 2012 levels.
●	Interest expense (net of AFUDC — debt) is projected to decrease $30 million to $35 million from 2012 levels.
●	AFUDC — equity is projected to increase approximately $15 million to $20 million over 2012 levels.
●	The ETR is projected to be approximately 34 percent to 36 percent.
●	Average common stock and equivalents are projected to be approximately 497 million shares.

Item 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management’s Discussion and Analysis under Item 2.

Item 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Xcel Energy maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure.  As of March 31, 2013, based on an evaluation carried out under the supervision and with the participation of Xcel Energy’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that Xcel Energy’s disclosure controls and procedures were effective.

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

Item 1A — RISK FACTORS

Xcel Energy Inc.’s risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2012, which is incorporated herein by reference.

Item 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases of equity securities that are registered by Xcel Energy Inc. pursuant to Section 12 of the Exchange Act for the three months ended March 31, 2013:

	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
Jan. 1, 2013 — Jan. 31, 2013 (a)	18,175	$27.43	-	-
Feb. 1, 2013 — Feb. 28, 2013	-	-	-	-
March 1, 2013 — March 31, 2013	-	-	-	-
Total	18,175		-	-

(a)	Xcel Energy Inc. or one of its agents periodically purchases common shares in order to satisfy obligations under the Stock Equivalent Plan for Non-Employee Directors.

Item 4 — MINE SAFETY DISCLOSURES

None.

Item 5 — OTHER INFORMATION

None.

Item 6 — EXHIBITS

* Indicates incorporation by reference
+ Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

1.01*	Equity Distribution Agreement, dated March 5, 2013, between Xcel Energy Inc. and Barclays Capital Inc. (Exhibit 1.1 to Form 8-K dated March 5, 2013 (file no. 001-03034)).
1.02*	Equity Distribution Agreement, dated March 5, 2013, between Xcel Energy Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (Exhibit 1.2 to Form 8-K dated March 5, 2013 (file no. 001-03034)).
1.03*	Equity Distribution Agreement, dated March 5, 2013, between Xcel Energy Inc. and Morgan Stanley & Co. LLC (Exhibit 1.3 to Form 8-K dated March 5, 2013 (file no. 001-03034)).
3.01*	Amended and Restated Articles of Incorporation of Xcel Energy Inc., as filed on May 17, 2012 (Exhibit 3.01 to Form 8-K dated May 16, 2012 (file no. 001-03034)).
3.02*	Restated By-Laws of Xcel Energy Inc. (Exhibit 3.01 to Form 8-K dated Aug. 12, 2008 (file no. 001-03034)).
4.01*
Supplemental Indenture dated as of March 1, 2013 between PSCo and U.S. Bank National Association, as successor Trustee, creating $250 million principal amount of 2.50 percent First Mortgage Bonds, Series No. 25 due 2023 and $250 million principal amount of 3.95 percent First Mortgage Bonds, Series No. 26 due 2043 (Exhibit 4.01 to PSCo’s Form 8-K dated March 26, 2013 (file no. 001-03280)).

10.01+	First Amendment dated Feb. 20, 2013 to the Xcel Energy Executive Annual Incentive Award Plan (as amended and restated effective Feb. 17, 2010).
10.02+	Fourth Amendment dated Feb. 20, 2013 to the Xcel Energy Senior Executive Severance and Change-in-Control Policy.
10.03*+	Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement) (Exhibit 10.07 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2008).
10.04*+
First Amendment effective Nov. 29, 2011 to the Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement) (Exhibit 10.17 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2011).

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
101
The following materials from Xcel Energy Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) the Consolidated Statements of Common Stockholders’ Equity, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XCEL ENERGY INC.

May 3, 2013	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Vice President and Controller
(Principal Accounting Officer)

/s/ TERESA S. MADDEN
Teresa S. Madden
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)