Form 10-Q
period 2014-06-30
XCEL ENERGY INC
filed 2014-08-01
CIK 72903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Class	Outstanding at July 25, 2014
Common Stock, $2.50 par value	505,370,152 shares

This Form 10-Q is filed by Xcel Energy Inc.  Xcel Energy Inc. wholly owns the following subsidiaries: Northern States Power Company, a Minnesota corporation (NSP-Minnesota); Northern States Power Company, a Wisconsin corporation (NSP-Wisconsin); Public Service Company of Colorado (PSCo); and Southwestern Public Service Company (SPS).  Xcel Energy Inc. and its consolidated subsidiaries are also referred to herein as Xcel Energy.  NSP-Minnesota, NSP-Wisconsin, PSCo and SPS are also referred to collectively as utility subsidiaries.  The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin, which is operated on an integrated basis and is managed by NSP-Minnesota, is referred to collectively as the NSP System. Additional information on the wholly owned subsidiaries is available on various filings with the Securities and Exchange Commission (SEC).

PART I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

XCEL ENERGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (amounts in thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Operating revenues
Electric	$2,297,638	$2,219,877	$4,599,348	$4,312,073
Natural gas	369,127	341,321	1,248,815	1,010,917
Other	18,331	17,715	39,537	38,772
Total operating revenues	2,685,096	2,578,913	5,887,700	5,361,762

Operating expenses
Electric fuel and purchased power	1,041,322	1,011,044	2,108,643	1,936,087
Cost of natural gas sold and transported	210,901	188,765	834,729	628,140
Cost of sales — other	7,642	7,881	16,771	16,292
Operating and maintenance expenses	585,604	562,557	1,145,747	1,091,788
Conservation and demand side management program expenses	70,834	60,445	148,380	124,477
Depreciation and amortization	255,307	243,934	501,250	492,640
Taxes (other than income taxes)	116,278	102,051	240,980	215,478
Total operating expenses	2,287,888	2,176,677	4,996,500	4,504,902

Operating income	397,208	402,236	891,200	856,860

Other income, net	82	413	3,283	4,335
Equity earnings of unconsolidated subsidiaries	7,811	7,529	15,249	15,106
Allowance for funds used during construction — equity	23,608	22,109	45,515	41,863

Interest charges and financing costs
Interest charges — includes other financing costs of $5,614, $12,229, $11,406 and $18,038, respectively	139,400	146,853	278,494	286,484
Allowance for funds used during construction — debt	(10,113)	(10,316)	(19,661)	(19,074)
Total interest charges and financing costs	129,287	136,537	258,833	267,410

Income before income taxes	299,422	295,750	696,414	650,754
Income taxes	104,258	98,893	240,029	217,327
Net income	$195,164	$196,857	$456,385	$433,427

Weighted average common shares outstanding:
Basic	503,272	497,747	501,408	493,786
Diluted	503,456	498,036	501,612	494,303

Earnings per average common share:
Basic	$0.39	$0.40	$0.91	$0.88
Diluted	0.39	0.40	0.91	0.88

Cash dividends declared per common share	$0.30	$0.28	$0.60	$0.55

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (amounts in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Net income	$195,164	$196,857	$456,385	$433,427

Other comprehensive income (loss)

Pension and retiree medical benefits:
Amortization of losses included in net periodic benefit cost, net of tax of $550, $729, $1,099 and $3,232, respectively	864	1,135	1,728	496

Derivative instruments:
Net fair value increase (decrease), net of tax of $9, $(29), $6, and $(17), respectively	16	(44)	8	(31)
Reclassification of losses to net income, net of tax of $365, $451, $722 and $1,881, respectively	574	694	1,135	389
	590	650	1,143	358
Marketable securities:
Net fair value increase (decrease), net of tax of $0, $0, $24 and $(18), respectively	—	—	38	(36)

Other comprehensive income	1,454	1,785	2,909	818
Comprehensive income	$196,618	$198,642	$459,294	$434,245

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (amounts in thousands)

	Six Months Ended June 30
	2014	2013
Operating activities
Net income	$456,385	$433,427
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	509,914	507,658
Conservation and demand side management program amortization	3,131	3,425
Nuclear fuel amortization	60,466	49,485
Deferred income taxes	236,479	235,684
Amortization of investment tax credits	(2,886)	(3,314)
Allowance for equity funds used during construction	(45,515)	(41,863)
Equity earnings of unconsolidated subsidiaries	(15,249)	(15,106)
Dividends from unconsolidated subsidiaries	18,114	18,683
Share-based compensation expense	10,990	18,747
Net realized and unrealized hedging and derivative transactions	(2,403)	(2,754)
Changes in operating assets and liabilities:
Accounts receivable	1,406	(78,940)
Accrued unbilled revenues	77,557	37,069
Inventories	75,268	40,684
Other current assets	(32,157)	29,700
Accounts payable	(147,734)	1,625
Net regulatory assets and liabilities	63,675	76,693
Other current liabilities	(129,981)	(83,336)
Pension and other employee benefit obligations	(115,455)	(170,162)
Change in other noncurrent assets	47,855	16,983
Change in other noncurrent liabilities	(30,349)	(163)
Net cash provided by operating activities	1,039,511	1,074,225

Investing activities
Utility capital/construction expenditures	(1,575,748)	(1,596,778)
Proceeds from insurance recoveries	6,000	50,000
Allowance for equity funds used during construction	45,515	41,863
Purchases of investments in external decommissioning fund	(404,780)	(890,700)
Proceeds from the sale of investments in external decommissioning fund	401,488	887,500
Investment in WYCO Development LLC	(2,132)	(2,166)
Other, net	(1,568)	(1,696)
Net cash used in investing activities	(1,531,225)	(1,511,977)

Financing activities
Proceeds from (repayments of) short-term borrowings, net	18,800	(248,000)
Proceeds from issuance of long-term debt	838,582	1,337,045
Repayments of long-term debt, including reacquisition premiums	(275,484)	(651,516)
Proceeds from issuance of common stock	176,573	227,113
Dividends paid	(274,361)	(250,392)
Net cash provided by financing activities	484,110	414,250

Net change in cash and cash equivalents	(7,604)	(23,502)
Cash and cash equivalents at beginning of period	107,144	82,323
Cash and cash equivalents at end of period	$99,540	$58,821

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(251,461)	$(258,124)
Cash (paid) received for income taxes, net	(4,704)	13,681

Supplemental disclosure of non-cash investing and financing transactions:
Property, plant and equipment additions in accounts payable	$305,447	$302,434
Issuance of common stock for reinvested dividends and 401(k) plans	29,272	37,504

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED) (amounts in thousands, except share and per share data)

	June 30, 2014	Dec. 31, 2013
Assets
Current assets
Cash and cash equivalents	$99,540	$107,144
Accounts receivable, net	742,730	744,160
Accrued unbilled revenues	609,673	687,230
Inventories	501,270	576,538
Regulatory assets	462,185	417,801
Derivative instruments	154,940	91,707
Deferred income taxes	282,765	341,202
Prepayments and other	270,717	252,258
Total current assets	3,123,820	3,218,040

Property, plant and equipment, net	27,070,377	26,122,159

Other assets
Nuclear decommissioning fund and other investments	1,838,648	1,755,990
Regulatory assets	2,451,558	2,509,218
Derivative instruments	59,732	84,842
Other	173,509	217,241
Total other assets	4,523,447	4,567,291
Total assets	$34,717,644	$33,907,490

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$7,522	$280,763
Short-term debt	777,800	759,000
Accounts payable	967,251	1,261,238
Regulatory liabilities	366,579	274,769
Taxes accrued	269,020	378,766
Accrued interest	158,663	159,372
Dividends payable	151,097	139,432
Derivative instruments	20,874	23,382
Other	341,123	377,776
Total current liabilities	3,059,929	3,654,498

Deferred credits and other liabilities
Deferred income taxes	5,551,537	5,331,046
Deferred investment tax credits	76,353	79,239
Regulatory liabilities	1,107,253	1,059,395
Asset retirement obligations	1,897,942	1,815,390
Derivative instruments	194,553	209,224
Customer advances	268,690	275,555
Pension and employee benefit obligations	650,596	769,222
Other	237,241	237,217
Total deferred credits and other liabilities	9,984,165	9,776,288

Commitments and contingencies
Capitalization
Long-term debt	11,752,778	10,910,754
Common stock — 1,000,000,000 shares authorized of $2.50 par value; 505,105,562 and 497,971,508 shares outstanding at June 30, 2014 and Dec. 31, 2013, respectively	1,262,764	1,244,929
Additional paid in capital	5,799,968	5,619,313
Retained earnings	2,961,406	2,807,983
Accumulated other comprehensive loss	(103,366)	(106,275)
Total common stockholders’ equity	9,920,772	9,565,950
Total liabilities and equity	$34,717,644	$33,907,490

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY (UNAUDITED) (amounts in thousands)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholders’ Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended June 30, 2014 and 2013
Balance at March 31, 2013	494,755	$1,236,888	$5,515,513	$2,516,332	$(113,620)	$9,155,113
Net Income				196,857		196,857
Other comprehensive income					1,785	1,785
Dividends declared on common stock				(140,254)		(140,254)
Issuances of common stock	2,541	6,351	67,940			74,291
Share-based compensation			12,453			12,453
Balance at June 30, 2013	497,296	$1,243,239	$5,595,906	$2,572,935	$(111,835)	$9,300,245

Balance at March 31, 2014	501,152	$1,252,879	$5,681,150	$2,918,215	$(104,820)	$9,747,424
Net income				195,164		195,164
Other comprehensive income					1,454	1,454
Dividends declared on common stock				(151,973)		(151,973)
Issuances of common stock	3,954	9,885	111,053			120,938
Share-based compensation			7,765			7,765
Balance at June 30, 2014	505,106	$1,262,764	$5,799,968	$2,961,406	$(103,366)	$9,920,772

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY (UNAUDITED) (Continued) (amounts in thousands)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholders’ Equity
	Shares	Par Value	Additional Paid In Capital
Six Months Ended June 30, 2014 and 2013
Balance at Dec. 31, 2012	487,960	$1,219,899	$5,353,015	$2,413,816	$(112,653)	$8,874,077
Net income				433,427		433,427
Other comprehensive income					818	818
Dividends declared on common stock				(274,308)		(274,308)
Issuances of common stock	9,336	23,340	219,785			243,125
Share-based compensation			23,106			23,106
Balance at June 30, 2013	497,296	$1,243,239	$5,595,906	$2,572,935	$(111,835)	$9,300,245

Balance at Dec. 31, 2013	497,972	$1,244,929	$5,619,313	$2,807,983	$(106,275)	$9,565,950
Net income				456,385		456,385
Other comprehensive income					2,909	2,909
Dividends declared on common stock				(302,962)		(302,962)
Issuances of common stock	7,134	17,835	166,825			184,660
Share-based compensation			13,830			13,830
Balance at June 30, 2014	505,106	$1,262,764	$5,799,968	$2,961,406	$(103,366)	$9,920,772

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of Xcel Energy Inc. and its subsidiaries as of June 30, 2014 and Dec. 31, 2013; the results of its operations, including the components of net income and comprehensive income, and changes in stockholders’ equity for the three and six months ended June 30, 2014 and 2013; and its cash flows for the six months ended June 30, 2014 and 2013. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after June 30, 2014 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2013 balance sheet information has been derived from the audited 2013 consolidated financial statements included in the Xcel Energy Inc. Annual Report on Form 10-K for the year ended Dec. 31, 2013. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the Xcel Energy Inc. Annual Report on Form 10-K for the year ended Dec. 31, 2013, filed with the SEC on Feb. 21, 2014. Due to the seasonality of Xcel Energy’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the consolidated financial statements in the Xcel Energy Inc. Annual Report on Form 10-K for the year ended Dec. 31, 2013, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements

Recently Issued

Revenue Recognition — In May 2014, the Financial Accounting Standards Board issued Revenue from Contracts with Customers, Topic 606 (Accounting Standards Update (ASU) No. 2014-09), which provides a framework for the recognition of revenue, with the objective that recognized revenues properly reflect amounts an entity is entitled to receive in exchange for goods and services. This guidance, which includes additional disclosure requirements regarding revenue, cash flows and obligations related to contracts with customers, will be effective for interim and annual reporting periods beginning after Dec. 15, 2016. Xcel Energy is currently evaluating the impact of adopting ASU 2014-09 on its consolidated financial statements.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	June 30, 2014	Dec. 31, 2013
Accounts receivable, net
Accounts receivable	$793,537	$797,267
Less allowance for bad debts	(50,807)	(53,107)
	$742,730	$744,160

(Thousands of Dollars)	June 30, 2014	Dec. 31, 2013
Inventories
Materials and supplies	$234,212	$225,308
Fuel	168,314	189,485
Natural gas	98,744	161,745
	$501,270	$576,538

(Thousands of Dollars)	June 30, 2014	Dec. 31, 2013
Property, plant and equipment, net
Electric plant	$31,360,194	$30,341,310
Natural gas plant	4,211,851	4,086,651
Common and other property	1,467,336	1,485,547
Plant to be retired (a)	85,808	101,279
Construction work in progress	2,502,721	2,371,566
Total property, plant and equipment	39,627,910	38,386,353
Less accumulated depreciation	(12,854,913)	(12,608,305)
Nuclear fuel	2,200,534	2,186,799
Less accumulated amortization	(1,903,154)	(1,842,688)
	$27,070,377	$26,122,159

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

Federal Audit — Xcel Energy files a consolidated federal income tax return. The statute of limitations applicable to Xcel Energy’s 2008 federal income tax return expired in September 2012. The statute of limitations applicable to Xcel Energy’s 2009 federal income tax return expires in June 2015. In the third quarter of 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011, including the 2009 carryback claim. As of June 30, 2014, the IRS had proposed an adjustment to the federal tax loss carryback claims that would result in $10 million of income tax expense for the 2009 through 2011 claims and the anticipated claim for 2013. Xcel Energy is continuing to work through the audit process, but the outcome and timing of a resolution is uncertain.

State Audits — Xcel Energy files consolidated state tax returns based on income in its major operating jurisdictions of Colorado, Minnesota, Texas and Wisconsin, and various other state income-based tax returns. As of June 30, 2014, Xcel Energy’s earliest open tax years that are subject to examination by state taxing authorities in its major operating jurisdictions were as follows:

State	Year
Colorado	2009
Minnesota	2009
Texas	2009
Wisconsin	2009

In the first quarter of 2014, the state of Wisconsin completed an examination of tax years 2009 through 2011. No material adjustments were proposed for those tax years. As of June 30, 2014, there were no state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	June 30, 2014	Dec. 31, 2013
Unrecognized tax benefit — Permanent tax positions	$7.5	$12.9
Unrecognized tax benefit — Temporary tax positions	30.3	28.3
Total unrecognized tax benefit	$37.8	$41.2

The unrecognized tax benefit amounts were reduced by the tax benefits associated with net operating loss (NOL) and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	June 30, 2014	Dec. 31, 2013
NOL and tax credit carryforwards	$(25.6)	$(27.1)

It is reasonably possible that Xcel Energy’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS audit progresses and state audits resume. As the IRS examination moves closer to completion, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $8 million.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards. The payables for interest related to unrecognized tax benefits at June 30, 2014 and Dec. 31, 2013 were not material. No amounts were accrued for penalties related to unrecognized tax benefits as of June 30, 2014 or Dec. 31, 2013.

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

The NSP-Minnesota electric rate case reflects an increase in revenues of approximately $193 million or 6.9 percent in 2014 and an additional $98 million or 3.5 percent in 2015. The request includes a proposed rate moderation plan for 2014 and 2015. After reflecting interim rate adjustments, NSP-Minnesota requested a rate increase of $127 million or 4.6 percent in 2014 and an incremental rate increase of $164 million or 5.6 percent in 2015.

NSP-Minnesota’s moderation plan includes the acceleration of the eight-year amortization of the excess depreciation reserve and the use of expected funds from the U.S. Department of Energy (DOE) for settlement of certain claims. These DOE refunds would be in excess of amounts needed to fund NSP-Minnesota’s decommissioning expense. The interim rate adjustments are primarily associated with ROE, Monticello life cycle management (LCM)/extended power uprate (EPU) project costs and NSP-Minnesota’s request to amortize amounts associated with the canceled Prairie Island (PI) EPU project.

In December 2013, the MPUC approved interim rates of $127 million effective Jan. 3, 2014, subject to refund. The MPUC determined that the costs of Sherco Unit 3 would be allowed in interim rates, and that NSP-Minnesota’s request to accelerate the depreciation reserve amortization was a permissible adjustment to its interim rate request.

In June 2014, intervening parties filed direct testimony proposing modifications to NSP-Minnesota’s rate request. The Minnesota Department of Commerce (DOC) recommended an increase of approximately $61.6 million in 2014 and a step increase of $54.9 million for 2015, based on a recommended ROE of 9.8 percent and an equity ratio of 52.5 percent. The DOC also recommended adoption of a full decoupling pilot for the residential and small commercial and industrial (C&I) class, based on actual results (not weather-normalized) for three years and made rate design and cost allocation recommendations.

Several other intervenors also filed testimony and included the following recommendations:

•
One or more of these parties made recommendations seeking modifications to rate design, supporting, modifying or opposing decoupling, and proposing inclining block rates and advocating for modification and application of the excess nuclear depreciation reserve.

•
One or more of these parties also made revenue requirement adjustments, including some of the same adjustments recommended by the DOC, such as the exclusion of the Monticello EPU, sales forecast and modifying or eliminating PI EPU amortization.

•	Other key revenue adjustments include:

◦	Amortization of excess depreciation reserve for nuclear plant;

◦	Seeking to exclude two owned wind projects from the step rate increase;

◦	Denial of the Multi-Year Plan step rate increase;

◦	An ROE recommendation of 9 percent;

◦	Modification to the capital structure; and

◦	Exclusion of construction work in progress and allowance for funds used during construction (AFUDC) from rates and adjustments to AFUDC rates and application.

In July 2014, NSP-Minnesota filed rebuttal testimony and reduced its request to an increase in revenues of approximately $169.5 million or 6.2 percent in 2014 and an additional $95 million or 3.5 percent in 2015. The revision reflects an update to NSP-Minnesota’s 2014 sales forecast and narrowed the number of disputed issues in the case by agreeing to or partially agreeing to an outcome on several smaller issues. NSP-Minnesota continues to support its initial filed position, including cost recovery of the Monticello LCM/EPU project, an ROE of 10.25 percent and property taxes. For the 2015 increase, NSP-Minnesota reduced its request by $3.5 million in order to focus the request on specific capital projects.

The following table summarizes the DOC’s recommendations from NSP-Minnesota’s filed request:

(Millions of Dollars)	DOC Direct Testimony 2014	NSP-Minnesota Rebuttal Testimony 2014
Filed rate request	$192.7	$192.7
Monticello EPU cost recovery	(31.3)	—
Sales forecast	(29.5)	(15.8)
ROE	(26.9)	—
Health care, pension and other benefits	(21.9)	(0.8)
Property taxes	(13.5)	—
PI EPU	(5.8)	(3.8)
Other, net	(2.2)	(2.8)
Total recommendation 2014	$61.6	$169.5

(Millions of Dollars)	DOC Direct Testimony 2015 Step	NSP-Minnesota Rebuttal Testimony 2015 Step
Filed rate request	$98.5	$98.5
Depreciation	(17.5)	—
Property taxes	(14.5)	(3.3)
Production tax credits to be included in base rates	(11.1)	(11.1)
DOE settlement proceeds	(10.8)	10.1
Capital changes and disallowances	(5.6)	—
Nuclear outage amortization	(5.5)	—
Emission chemicals	(3.0)	(0.2)
Excess depreciation reserve adjustment	22.7	—
Other, net	1.7	1.0
Total recommendation 2015 step increase	54.9	95.0
Cumulative total for 2014 and 2015 step increase	$116.5	$264.5

NSP-Minnesota’s rebuttal rate request, moderation plan, interim rate adjustments and certain impacts on expenses are detailed in the table below:

(Millions of Dollars)	2014	Percentage Increase	2015	Percentage Increase
Rebuttal pre-moderation deficiency	$250		$68
Moderation change compared to prior year:
Depreciation reserve	(81)		53
DOE settlement proceeds	—		(26)
Rebuttal rate request	169	6.2%	95	3.5%
Interim rate adjustments	(66)		66
PI EPU	4		(4)
Revenue impact(a)	107		157
Depreciation expense - decrease/(increase)	81		(46)
Recognition of DOE settlement proceeds	—		26
Rebuttal pre-tax impact on operating income	$188		$137

(a)
NSP-Minnesota’s total revenue for 2014 is capped at the interim rate level of $127 million and pre-tax operating income is capped at $208 million. This table demonstrates the impact of reducing NSP-Minnesota’s rebuttal request.

NSP-Minnesota recorded a current regulatory liability representing the current best estimate of a refund obligation associated with interim rates of approximately $12.5 million as of June 30, 2014.

The next steps in the procedural schedule are expected to be as follows:

•	Surrebuttal Testimony — Aug. 4, 2014;

•	Evidentiary Hearing — Aug. 11-18, 2014;

•	Initial Brief — Sept. 23, 2014;

•	Reply Brief — Oct. 14, 2014; and

•	Administrative Law Judge (ALJ) Report — Dec. 22, 2014.

A final MPUC decision is anticipated in March 2015.

NSP-Minnesota – Nuclear Project Prudence Investigation — In 2013, the MPUC initiated an investigation to determine whether the final costs for the Monticello LCM/EPU project were prudent. Monticello LCM/EPU project expenditures were approximately $665 million. Total capitalized costs were approximately $748 million, which includes AFUDC. Project expenditures were initially estimated at approximately $320 million, excluding AFUDC, in 2008 in NSP-Minnesota’s EPU certificate of need (CON) and plant life extension filings.

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

On July 2, 2014, the DOC filed testimony and recommended a disallowance of recovery of approximately $71.5 million of project costs, including expenditures and associated AFUDC, on a Minnesota jurisdictional basis. This equates to a total NSP System amount of approximately $94 million.

The DOC’s recommendation indicated that although the combined LCM/EPU project is cost effective, NSP-Minnesota should have done a better job of estimating initial project costs of the investments required to achieve 71 megawatts (MW) of additional capacity (i.e., EPU costs) as opposed to investments required to extend the life of the plant. They asserted that approximately 85 percent of the total $665 million in costs were associated with project components required solely to achieve the EPU.

The DOC’s recommendation, NSP-Minnesota’s response and comments of other parties are expected to be considered by an ALJ later this year, who in turn will make a report of recommendations to the MPUC. The results and any recommendations from the conclusion of this prudence proceeding are expected to be considered by the MPUC in NSP-Minnesota’s pending Minnesota 2014 Multi-Year electric rate case.

The next steps in the procedural schedule are expected to be as follows:

•	Rebuttal Testimony — Aug. 26, 2014;

•	Surrebuttal Testimony — Sept. 19, 2014;

•	Hearing — Sept. 25 - Sept. 30, 2014;

•	Reply Brief — Nov. 21, 2014; and

•	ALJ Report — Dec. 31, 2014.

A final MPUC decision is anticipated in the first quarter of 2015.

Electric, Purchased Gas and Resource Adjustment Clauses

NSP-Minnesota - Gas Utility Infrastructure Cost (GUIC) Rider — In August 2014, NSP-Minnesota plans to file a GUIC rider with the MPUC for approval to recover the cost of natural gas infrastructure investments in Minnesota to improve safety and reliability. Costs include funding for pipeline assessment and system upgrades in 2015 and beyond, as well as deferred costs from NSP-Minnesota’s existing sewer separation and pipeline integrity management programs. Sewer separation costs stem from the inspection of sewer lines and the redirection of gas pipes in the event their paths are in conflict. NSP-Minnesota is requesting recovery of approximately $14.9 million from Minnesota gas utility customers beginning Jan.1, 2015, including $4.8 million of deferred sewer separation and integrity management costs. An MPUC decision is anticipated by the end of 2014.

Pending Regulatory Proceedings — South Dakota Public Utilities Commission (SDPUC)

South Dakota 2015 Electric Rate Case — In June 2014, NSP-Minnesota filed a request with the SDPUC to increase South Dakota electric rates by $15.6 million annually, or 8.0 percent, effective Jan. 1, 2015. The request is based on a 2013 historic test year (HTY) adjusted for certain known and measurable changes for 2014 and 2015, a requested ROE of 10.25 percent, an average rate base of $433.2 million and an equity ratio of 53.86 percent. This request reflects NSP-Minnesota’s proposal to move recovery of approximately $9.0 million for certain Transmission Cost Recovery (TCR) rider and Infrastructure rider projects to base rates.

The major components of the request are as follows:

(Millions of Dollars)	Request
Nuclear investments and operating costs	$13.4
Other production, transmission and distribution	5.0
Technology improvements	2.1
Pension and operating and maintenance (O&M) expenses	1.6
Wind generation facilities	1.4
Capital structure	1.1
Incremental increase to base rates	$24.6

Infrastructure rider to be included in base rates	$(8.4)
TCR rider to be included in base rates	(0.6)
Net request	$15.6

A procedural schedule is anticipated to be established in the second half of 2014. Final rates are expected to be effective in the first quarter of 2015.

NSP-Wisconsin

Pending Regulatory Proceedings — Public Service Commission of Wisconsin (PSCW)

NSP-Wisconsin 2015 Electric Rate Case — In May 2014, NSP-Wisconsin filed a request with the PSCW to increase electric rates by $20.6 million, or 3.2 percent, effective Jan. 1, 2015. The request is for the limited purpose of updating 2015 electric rates to reflect anticipated increases in the production and transmission fixed charges and the fuel and purchased power components of the interchange agreement with NSP-Minnesota. No changes are being requested to the capital structure or the 10.2 percent ROE authorized by the PSCW in the 2014 rate case. As part of an agreement with stakeholders to limit the size and scope of the case, NSP-Wisconsin also agreed to an earnings cap for 2015 only, in which 100 percent of the earnings above the authorized ROE would be refunded to customers.

The major cost components of the requested increase are summarized below:

(Millions of Dollars)	Request
Production and transmission fixed charges	$28.1
Fuel and purchased power	13.9
Sub-Total	$42.0

NSP-Minnesota transmission depreciation reserve	$(16.2)
Monticello EPU deferral	(5.2)
Total	$20.6

The next steps in the procedural schedule are expected to be as follows:

•	Direct Testimony (PSCW staff and intervenors) — Oct. 3, 2014;

•	Rebuttal Testimony — Oct. 17, 2014;

•	Surrebuttal Testimony — Oct. 24, 2014; and

•	Evidentiary Hearing — Oct. 28, 2014.

A final PSCW decision is anticipated by the end of the year with final rates implemented in January 2015.

Pending Regulatory Proceedings — Federal Energy Regulatory Commission (FERC)

Midcontinent Independent System Operator, Inc. (MISO) ROE Complaint — In November 2013, a group of customers filed a complaint at the FERC against MISO transmission owners, including NSP-Minnesota and NSP-Wisconsin. The complaint argues for a reduction in the ROE applicable to transmission formula rates in the MISO region from 12.38 percent to 9.15 percent, a prohibition on capital structures in excess of 50 percent equity, and the removal of ROE adders (including those for regional transmission organization (RTO) membership and being an independent transmission company), effective Nov. 12, 2013.

In January 2014, Xcel Energy filed an answer to the complaint asserting that the 9.15 percent ROE would be unreasonable and that the complainants failed to demonstrate the NSP System equity capital structure was unreasonable. The MISO transmission owners separately answered the complaint, arguing the complainants do not have standing to challenge the MISO Tariff provisions, have not met their burden of proof to demonstrate that the current FERC-approved ROE, capital structure and other incentives are unjust and unreasonable, and the complaint should be dismissed. Other parties filed comments supporting a reduction in the MISO regional ROE, the equity capital structure limitations, and limits on ROE incentives, and supported the proposed effective date. In January 2014, the complainants filed an answer to the MISO transmission owners’ motion to dismiss. The complaint is pending FERC action.

In June 2014, the FERC issued an order in a different ROE proceeding adopting a new ROE methodology for electric utilities. The new ROE methodology requires electric utilities to use a two-step discounted cash flow analysis to estimate cost of equity that incorporates both short-term and long-term growth projections, instead of only short-term growth. The FERC set the issue of the appropriate long-term growth rate for further hearing procedures. The FERC could order settlement judge procedures, and if necessary a hearing, to apply the new methodology to MISO transmission owners. The new FERC ROE methodology is expected to reduce transmission revenue, net of expense, between $5 million and $7 million annually for NSP-Minnesota and NSP-Wisconsin.

PSCo

Pending and Recently Concluded Regulatory Proceedings — CPUC

PSCo – Colorado 2014 Electric Rate Case — In June 2014, PSCo filed an electric rate case in Colorado with the CPUC requesting an increase in annual revenue of approximately $137.7 million, or 4.89 percent. The request includes the initiation of a CACJA rider as part of the overall 2015 rate case request of approximately $95 million, as well as additional amounts for calendar years 2016 and 2017. The CACJA rider is anticipated to increase revenue recovery by approximately $40 million in 2016 and then decline to approximately $36 million in 2017. PSCo’s objective is to establish a multi-year regulatory plan that provides certainty for PSCo and its customers.

The rate filing is based on a 2015 test year, a requested ROE of 10.35 percent, an electric rate base of $6.39 billion and an equity ratio of 56 percent. As part of the filing, PSCo will transfer approximately $19.9 million from the transmission rider to base rates. This transfer will not impact customer bills. The CACJA rider is projected to recover incremental investment and expenses, based on a comprehensive plan to retire certain coal plants, add pollution control equipment to other existing coal units and add natural gas generation. The CACJA project investment is expected to be completed by 2017.

In July 2014, the CPUC set hearings for early December 2014. A decision as well as implementation of final rates are anticipated in the first quarter of 2015.

PSCo – Manufacturer’s Sales Tax Refund — Pursuant to the multi-year settlement agreement with the CPUC, PSCo defers 2012-2014 annual property taxes in excess of $76.7 million. To the extent that PSCo was successful in the manufacturer’s sales tax refund lawsuit against the Colorado Department of Revenue, PSCo was to credit such refunds first against certain legal fees, and then against the unamortized deferred property tax balance at the end of 2014.

After PSCo’s initial successes in the District Court and Court of Appeals, the Colorado Supreme Court on June 30, 2014 ruled against PSCo’s claim that it was due refunds for the payment of sales taxes on purchases of certain equipment from December 1998 to December 2001.  Under the multi-year settlement agreement, as a result of the adverse ruling, PSCo is required to reduce its 2014 property tax deferral by $10 million, as this amount will not be recovered in electric rates.  This impact is reflected in PSCo’s pending electric rate case before the CPUC.

PSCo – Annual Electric Earnings Test — As part of an annual earnings test, PSCo must share with customers a portion of any annual earnings that exceed PSCo’s authorized ROE threshold of 10 percent for 2012-2014. In April 2014, PSCo filed its 2013 earnings test with the CPUC proposing a refund obligation of $45.7 million to electric customers to be returned between August 2014 and July 2015. This tariff was approved by the CPUC in July 2014 to be effective Aug. 1, 2014. As of June 30, 2014, PSCo has also recognized management’s best estimate of an accrual for the 2014 earnings test.

2012 Pipeline System Integrity Adjustment (PSIA) Report — In April 2013, PSCo filed its 2012 PSIA report, requesting $43.5 million for recovery of expenditures. In February 2014, PSCo, the CPUC Staff and the Office of Consumer Counsel (OCC) agreed to a settlement amount of $43.4 million for recovery of 2012 expenditures, subject to final approval. This includes a one-time disallowance of approximately $0.1 million of O&M expenditures and an agreement not to disallow capital expenditures related to a pipeline replacement project. In July 2014, the ALJ issued a final decision approving the settlement agreement.

Electric, Purchased Gas and Resource Adjustment Clauses

Renewable Energy Credit (REC) Sharing — In 2011, the CPUC approved margin sharing on stand-alone REC transactions at 10 percent to PSCo and 90 percent to customers for 2014. In 2012, the CPUC approved an annual margin sharing on the first $20 million of margins on hybrid REC trades of 80 percent to the customers and 20 percent to PSCo. Margins in excess of the $20 million are to be shared 90 percent to the customers and 10 percent to PSCo. The CPUC authorized PSCo to return to customers unspent carbon offset funds by crediting the renewable energy standard adjustment (RESA) regulatory asset balance. PSCo’s credit to the RESA regulatory asset balance was not material for the three months ended June 30, 2014. For the three months ended June 30, 2013, PSCo credited the RESA regulatory asset balance $6.5 million. The cumulative credit to the RESA regulatory asset balance was $104.6 million and $104.5 million at June 30, 2014 and Dec. 31, 2013, respectively. The credits include the customers’ share of REC trading margins and the unspent share of carbon offset funds.

The current sharing mechanism will be effective through 2014. In May 2014, PSCo filed with the CPUC to continue this sharing mechanism for 2015 and beyond, but remove the step increase in the sharing allocation of hybrid REC trades on margins in excess of $20 million. In July 2014, the CPUC sent the proceeding to an ALJ. A decision is anticipated later in 2014.

Pending Regulatory Proceedings — FERC

PSCo – Production Formula Rate ROE Complaint — In August 2013, PSCo’s wholesale production customers filed a complaint with the FERC, and requested it reduce the stated ROEs ranging from 10.1 percent through 10.4 percent to 9.04 percent in the PSCo power sales formula rates effective Sept. 1, 2013. In June 2014, PSCo and its wholesale customers reached a confidential settlement in principle to resolve the complaint. The settlement is expected to be filed with the FERC in September 2014. As of June 30, 2014, PSCo has recorded a refund accrual based on the settlement terms.

PSCo Transmission Formula Rate Cases — In April 2012, PSCo filed with the FERC to revise the wholesale transmission formula rates from an HTY formula rate to a forecast transmission formula rate and to establish formula ancillary services rates. PSCo proposed that the formula rates be updated annually to reflect changes in costs, subject to a true-up. The request would increase PSCo’s wholesale transmission and ancillary services revenue by approximately $2.0 million annually. Various transmission customers protested the filing. In June 2012, the FERC issued an order accepting the proposed transmission and ancillary services formula rates, suspending the increase to November 2012, subject to refund, and setting the case for settlement judge or hearing procedures.

In June 2012, several wholesale customers filed a complaint with the FERC seeking to have the transmission formula rate ROE reduced from 10.25 to 9.15 percent effective July 1, 2012. In October 2012, the FERC consolidated this complaint with the April 2012 formula rate change filing.

In December 2013, the FERC approved a partial settlement resolving all issues related to the April 2012 transmission rate filing and June 2012 complaint other than ROE. The settlement is not expected to materially increase 2014 transmission revenues.

In March 2014, the FERC Staff filed testimony supporting an ROE of 8.91 percent for July 2012 to November 2012, and an ROE of 8.70 percent thereafter. In June 2014, PSCo and its transmission customers reached a confidential settlement in principle to resolve the ROE issue in the transmission rate filing and complaint. The settlement is expected to be filed with the FERC in September 2014. As of June 30, 2014, PSCo has recorded a refund accrual based on the settlement terms.

SPS

Pending Regulatory Proceedings — Public Utility Commission of Texas (PUCT)

SPS – Texas 2014 Electric Rate Case — In January 2014, SPS filed a retail electric rate case in Texas with each of its Texas municipalities and the PUCT for a net increase in annual revenue of approximately $52.7 million, or 5.8 percent. The net increase reflected a base rate increase, revenue credits transferred from base rates to rate riders or the fuel clause, and resetting the Transmission Cost Recovery Factor (TCRF) to zero when the final base rates become effective. In April 2014, SPS revised its request to a net increase of $48.1 million, based on updated information.

The rate filing is based on a HTY ending June 2013, a requested ROE of 10.40 percent, an electric rate base of approximately $1.27 billion and an equity ratio of 53.89 percent. The requested rate increase reflected an increase in depreciation expense of approximately $16 million.

SPS, intervenors, and other parties have commenced settlement negotiations. A final settlement is anticipated to be filed with the PUCT in the third quarter of 2014. A final decision is anticipated later this year and final rates are expected to be effective retroactive to June 1, 2014.

Electric, Purchased Gas and Resource Adjustment Clauses

TCRF Rider — In November 2013, SPS filed with the PUCT to implement the TCRF for Texas retail customers. The requested increase in revenues was $13 million. The PUCT issued an order allowing the TCRF to go into effect on an interim basis effective Jan. 1, 2014. In July 2014, the PUCT approved a settlement agreement between the parties allowing SPS to recover $4 million annually through the TCRF. As of June 30, 2014, SPS had recorded an accrual for estimated refunds.

Recently Concluded Regulatory Proceedings — New Mexico Public Regulation Commission (NMPRC)

SPS – New Mexico 2014 Electric Rate Case — In December 2012, SPS filed an electric rate case in New Mexico with the NMPRC for an increase in annual revenue of approximately $45.9 million effective in 2014. The rate filing was based on a 2014 forecast test year, a requested ROE of 10.65 percent, an electric rate base of $479.8 million and an equity ratio of 53.89 percent.

In September 2013, SPS filed rebuttal testimony, revising its requested rate increase to $32.5 million, based on updated information and an ROE of 10.25 percent. The request reflected a base and fuel increase of $20.9 million, an increase of rider revenue of $12.1 million and a decrease to other of $0.5 million.

In March 2014, the NMPRC approved an overall increase of approximately $33.1 million. The increase reflects a base rate increase of $12.7 million and rider recovery of $18.1 million for renewable energy costs, both based on an ROE of 9.96 percent and an equity ratio of 53.89 percent. Final rates were effective April 5, 2014. In April 2014, the New Mexico Attorney General (NMAG) filed a request for rehearing. The rehearing request was denied by the NMPRC. In June 2014, the NMAG filed an appeal of the NMPRC’s denial to the New Mexico Supreme Court. A decision is expected in 2015.

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
$33.1

Pending Regulatory Proceedings — FERC

SPS Wholesale Rate Complaints — In April 2012, Golden Spread Electric Cooperative, Inc. (Golden Spread) filed a rate complaint alleging that the base ROE included in the SPS production formula rate of 10.25 percent, and the SPS transmission base formula rate ROE of 10.77 percent, are unjust and unreasonable. In July 2013, Golden Spread filed a second complaint, again asking that the base ROE in the SPS production and transmission formula rates be reduced to 9.15 and 9.65 percent, respectively.

In June 2014, the FERC issued an order in a different ROE proceeding adopting a new ROE methodology for electric utilities. The new ROE methodology requires electric utilities to use a two-step discounted cash flow analysis to estimate cost of equity that incorporates both short-term and long-term growth projections, instead of only short-term growth. The FERC also issued orders consolidating the Golden Spread complaints and setting them for settlement judge procedures and hearings and indicated the parties should apply the new ROE methodology to this proceeding. The effective dates of the refunds are April 20, 2012 and July 19, 2013. The first settlement conference was held in July 2014 and further settlement conferences are anticipated. SPS continues to evaluate the impact of the new FERC ROE methodology. In July 2014, SPS requested rehearing of the June 2014 orders.

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

The Xcel Energy utility subsidiaries had approximately 3,698 MW and 3,338 MW of capacity under long-term PPAs as of June 30, 2014 and Dec. 31, 2013, respectively, with entities that have been determined to be variable interest entities. Xcel Energy has concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. These agreements have expiration dates through 2033.

Guarantees and Indemnifications

Xcel Energy Inc. and its subsidiaries provide guarantees and bond indemnities under specified agreements or transactions. The guarantees and bond indemnities issued by Xcel Energy Inc. guarantee payment or performance by its subsidiaries. As a result, Xcel Energy Inc.’s exposure under the guarantees and bond indemnities is based upon the net liability of the relevant subsidiary under the specified agreements or transactions. Most of the guarantees and bond indemnities issued by Xcel Energy Inc. and its subsidiaries limit the exposure to a maximum amount stated in the guarantees and bond indemnities. As of June 30, 2014 and Dec. 31, 2013, Xcel Energy Inc. and its subsidiaries had no assets held as collateral related to their guarantees, bond indemnities and indemnification agreements.

The following table presents guarantees and bond indemnities issued and outstanding for Xcel Energy Inc.:

(Millions of Dollars)	June 30, 2014	Dec. 31, 2013
Guarantees issued and outstanding	$14.6	$19.4
Current exposure under these guarantees	0.2	0.3
Bonds with indemnity protection	32.5	32.1

Indemnification Agreements

In connection with the sale of certain Texas electric transmission assets to Sharyland Distribution and Transmission Services, LLC in 2013, SPS agreed to indemnify the purchaser for losses arising out of any breach of the representations, warranties and covenants under the related asset purchase agreement and for losses arising out of certain other matters, including pre-closing liabilities. SPS’ indemnification obligation is capped at $37.1 million, in the aggregate. The indemnification provisions for most representations and warranties expire in December 2014. The remaining representations and warranties, which relate to due organization and transaction authorization, survive indefinitely. As of June 30, 2014 and Dec. 31, 2013, SPS has recorded a $0.4 million liability related to this indemnity.

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

In 2011, the EPA issued special notice letters identifying several entities, including NSP-Wisconsin, as PRPs, for future remediation at the Ashland site. The special notice letters requested that those PRPs participate in negotiations with the EPA regarding how the PRPs intended to conduct or pay for the remediation at the Ashland site. As a result of settlement negotiations with NSP-Wisconsin, the EPA agreed to segment the Ashland site into separate areas. The first area (Phase I Project Area) includes soil and groundwater in Kreher Park and the Upper Bluff. The second area includes the Sediments.

In October 2012, a settlement among the EPA, the Wisconsin Department of Natural Resources, the Bad River and Red Cliff Bands of the Lake Superior Tribe of Chippewa Indians and NSP-Wisconsin was approved by the U.S. District Court for the Western District of Wisconsin. This settlement resolves claims against NSP-Wisconsin for its alleged responsibility for the remediation of the Phase I Project Area. Under the terms of the settlement, NSP-Wisconsin agreed to perform the remediation of the Phase I Project Area, but does not admit any liability with respect to the Ashland site. The settlement reflects a cost estimate for the cleanup of the Phase I Project Area of $40 million. Demolition activities occurred at the Ashland site in 2013. The final design for the soil, including excavation and treatment, as well as containment wall remedies was submitted to the EPA in April 2014 and work commenced in May 2014. A preliminary design for the groundwater remedy was also submitted to the EPA in April 2014 and those activities are expected to commence in 2015. Based on these updated designs, the updated cost estimate for the cleanup of the Phase I Project Area is approximately $52 million, of which $12 million has already been spent. The settlement also resolves claims by the federal, state and tribal trustees against NSP-Wisconsin for alleged natural resource damages at the Ashland site, including both the Phase I Project Area and the Sediments. As part of the settlement, NSP-Wisconsin has conveyed approximately 1,390 acres of land to the State of Wisconsin and tribal trustees. Fieldwork to address the Phase I Project Area at the Ashland site began at the end of 2012 and continues.

Negotiations are ongoing between the EPA and NSP-Wisconsin regarding who will pay for or perform the cleanup of the Sediments and what remedy will be implemented at the site to address the Sediments. In August and September 2013, NSP-Wisconsin performed field studies in the Sediments to gather more data about site conditions. The data from that investigation was received and reported to the EPA at the end of 2013. It is NSP-Wisconsin’s view that this data demonstrates the Hybrid Remedy is not safe or feasible to implement. The EPA’s ROD for the Ashland site includes estimates that the cost of the Hybrid Remedy is between $63 million and $77 million, with a potential deviation in such estimated costs of up to 50 percent higher to 30 percent lower. Also, in September 2013, the EPA requested NSP-Wisconsin consider re-submitting another proposal to perform a Wet Dredge pilot study for a portion of the Sediments. NSP-Wisconsin previously submitted a proposal for a Wet Dredge pilot study in 2011. In November 2013, NSP-Wisconsin submitted a revised Wet Dredge pilot study work plan proposal to the EPA. In May 2014, NSP-Wisconsin entered into a final administrative order on consent for the Wet Dredge pilot study with the EPA. Implementation of the pilot is anticipated in late summer or early fall of 2014.

In August 2012, NSP-Wisconsin also filed litigation against other PRPs for their share of the cleanup costs for the Ashland site. Trial for this matter is scheduled for April 2015. Negotiations between the EPA, NSP-Wisconsin and several of the other PRPs regarding the PRPs’ fair share of the cleanup costs for the Ashland site are also ongoing.

At June 30, 2014 and Dec. 31, 2013, NSP-Wisconsin had recorded a liability of $113.3 million and $104.6 million, respectively, for the Ashland site based upon potential remediation and design costs together with estimated outside legal and consultant costs; of which $33.4 million and $25.2 million, respectively, was considered a current liability. NSP-Wisconsin’s potential liability, the actual cost of remediation and the time frame over which the amounts may be paid are subject to change. NSP-Wisconsin also continues to work to identify and access state and federal funds to apply to the ultimate remediation cost of the entire site. Unresolved issues or factors that could result in higher or lower NSP-Wisconsin remediation costs for the Ashland site include the cleanup approach implemented for the Sediments, which party implements the cleanup, the timing of when the cleanup is implemented, potential contributions by other PRPs and whether federal or state funding may be directed to help offset remediation costs at the Ashland site.

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

Federal CWA Section 316 (b) — The federal CWA requires the EPA to regulate cooling water intake structures to assure that these structures reflect the best technology available for minimizing adverse environmental impacts to aquatic species. In 2011, the EPA published the proposed rule that sets standards for minimization of aquatic species impingement, but leaves entrainment reduction requirements at the discretion of the permit writer and the regional EPA office. A final rule was signed by the EPA in May 2014. NSP-Minnesota service territories will be the most impacted by the requirements. The timing of compliance with the requirements will vary from plant-to-plant since the new rules do not have a final compliance deadline. Since some of the compliance requirements depend on site-specific determinations by state regulators, the exact cost is somewhat uncertain. Xcel Energy estimates the most likely cost for compliance is approximately $48 million with the majority needed for compliance in NSP-Minnesota. Xcel Energy anticipates these costs will be fully recoverable in rates.

Federal CWA Waters of the United States Rule — In April 2014, the EPA and the U.S. Army Corps of Engineers issued a proposed rule that significantly expands the types of water bodies regulated under the CWA. If finalized as proposed, this rule could delay the siting of new pipelines, transmission lines and distribution lines, increase project costs and expand permitting and reporting requirements. The ultimate impact of the proposed rule will depend on the specific requirements of the final rule and cannot be determined at this time. A final rule is not anticipated before the first quarter of 2015.

Air
EPA Greenhouse Gas (GHG) Permitting — In 2011, new EPA permitting requirements became effective for GHG emissions of new and modified large stationary sources, which were applicable to the construction of new power plants or power plant modifications that increase emissions above a certain threshold. These rules were upheld by the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit), but in June 2014 the U.S. Supreme Court reversed the EPA’s GHG emission thresholds for this program. The Supreme Court decided the EPA could not adopt GHG thresholds that would require permitting for new and modified large stationary sources. However, the Supreme Court also decided if a new or modified stationary source becomes subject to the permitting requirements by exceeding emission thresholds for other pollutants, then GHG emissions may be evaluated as part of the permitting process. Xcel Energy is unable to determine the cost of compliance with these new EPA requirements as it is not clear whether these requirements will apply to future changes at Xcel Energy’s power plants.

GHG Emission Standard for Existing Sources — In June 2014, the EPA published its proposed rule on GHG emission standards for existing power plants. Comments are due to the EPA on Oct. 16, 2014 and a final rule is anticipated in June 2015. Following adoption of the final rule, states must develop implementation plans by June 2016, with the possibility of an extension to June 2017 (June 2018 if submitting a joint plan with other states). Among other things, the proposed rule would require that state plans include enforceable measures to ensure emissions from existing power plants in the state achieve the EPA’s state-specific interim (2020-2029) and final (2030 and thereafter) emission performance targets. The plan will likely require additional emission reductions in states in which Xcel Energy operates. It is not possible to evaluate the impact of existing source standards until the EPA promulgates a final rule and states have adopted their applicable state plans.

GHG New Source Performance Standard (NSPS) Proposal — In January 2014, the EPA re-proposed a GHG NSPS for newly constructed power plants which would set performance standards (maximum carbon dioxide emission rates) for coal- and natural gas-fired power plants. For coal power plants, the NSPS requires an emissions level equivalent to partial carbon capture and storage (CCS) technology; for gas-fired power plants, the NSPS reflects emissions levels from combined cycle technology with no CCS. The EPA continues to propose that the NSPS not apply to modified or reconstructed existing power plants. In addition, installation of control equipment on existing plants would not constitute a “modification” to those plants under the NSPS program. It is not possible to evaluate the impact of the re-proposed NSPS until its final requirements are known.

GHG NSPS for Modified and Reconstructed Power Plants — In June 2014, the EPA published a proposed NSPS that would apply to GHG emissions from power plants that are modified or reconstructed. Comments are due to the EPA on Oct. 16, 2014 and a final rule is anticipated in June 2015. A modification is a change to an existing source that increases the maximum achievable hourly rate of emissions. A reconstruction involves the replacement of components at a unit to the extent that the capital cost of the new components exceeds 50 percent of the capital cost of an entirely new comparable unit. The proposed standards are not based on and would not require installation of CCS technology. Instead, the proposed standard for coal-fired power plants would require a combination of best operating practices and equipment upgrades. The proposal for gas-fired power plants would require emissions standards based on efficient combined cycle technology. It is not possible to evaluate the impact of these proposed standards until the final requirements are known. In addition, it is not clear whether these requirements, once adopted, would apply to future changes at Xcel Energy’s power plants.

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

In August 2012, the D.C. Circuit vacated the CSAPR and remanded it back to the EPA. The D.C. Circuit stated the EPA must continue administering the Clean Air Interstate Rule (CAIR) pending adoption of a valid replacement. In April 2014, the U.S. Supreme Court reversed and remanded the case to the D.C. Circuit. The Supreme Court held that the EPA’s rule design did not violate the Clean Air Act (CAA) and that states had received adequate opportunity to develop their own plans. Because the D.C. Circuit overturned the CSAPR on two over-arching issues, there are many other issues the D.C. Circuit did not rule on that will now need to be considered on remand. In June 2014, the EPA filed a motion with the D.C. Circuit asking it to lift the stay of the CSAPR. The EPA requested CSAPR’s 2012 compliance obligations be imposed starting in January 2015. The D.C. Circuit has not yet ruled on the motion to lift the stay. Because it is not yet known how the litigation over the remaining issues will be resolved or how the D.C. Circuit will rule on the motion to lift the stay, it is not yet known what requirements may be imposed in the future, or their timing.

As the EPA continues administering the CAIR while the CSAPR or a replacement rule is pending, Xcel Energy expects to comply with the CAIR as described below.

CAIR — In 2005, the EPA issued the CAIR to further regulate SO2 and NOx emissions. The CAIR applies to Texas and Wisconsin. The CAIR does not currently apply to Minnesota.

Under the CAIR’s cap and trade structure, companies can comply through capital investments in emission controls or purchase of emission allowances from other utilities making reductions on their systems. NSP-Wisconsin purchased allowances in 2012 and 2013 and plans to continue to purchase allowances in 2014 to comply with the CAIR. In the SPS region, installation of low-NOx combustion control technology was completed in 2012 on Tolk Unit 1 and in 2014 on Tolk Unit 2. These installations will reduce or eliminate SPS’ need to purchase NOx emission allowances. SPS had sufficient SO2 allowances to comply with the CAIR in 2013 and has sufficient allowances through 2015. At June 30, 2014, the estimated annual CAIR NOx allowance cost for Xcel Energy did not have a material impact on the results of operations, financial position or cash flows.

Regional Haze Rules — The regional haze program is designed to address widespread, regionally homogeneous haze that results from emissions from a multitude of sources. In 2005, the EPA amended the best available retrofit technology (BART) requirements of its regional haze rules, which require the installation and operation of emission controls for industrial facilities emitting air pollutants that reduce visibility in certain national parks and wilderness areas. In their first regional haze state implementation plan (SIP), Colorado, Minnesota and Texas identified the Xcel Energy facilities that will have to reduce SO2, NOx and PM emissions under BART and set emissions limits for those facilities.

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

In March 2013, WildEarth Guardians petitioned the U.S. Court of Appeals for the 10th Circuit to review the EPA’s decision approving the Colorado SIP. WildEarth Guardians has stated it will challenge the BART determination made for Comanche Units 1 and 2. In comments before the EPA, WildEarth Guardians urged that current emission limitations be made more stringent or that selective catalytic reduction (SCR) be added to the units. PSCo intervened in the case. The 10th Circuit is anticipated to hear argument in January 2015, following completion of the briefs in November 2014.

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

NSP-Minnesota
In 2009, the Minnesota Pollution Control Agency (MPCA) approved a SIP (the Minnesota SIP) and submitted it to the EPA for approval. The MPCA’s source-specific BART limits for Sherco Units 1 and 2 require combustion controls for NOx and scrubber upgrades for SO2. The MPCA concluded SCRs should not be required because the minor visibility benefits derived from SCRs do not outweigh the substantial costs. The combustion controls have been installed and the scrubber upgrades, to be completed by January 2015, are underway. These emission controls are projected to cost approximately $50 million, of which $44.4 million has already been spent. NSP-Minnesota anticipates these costs will be fully recoverable in rates.

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

In August 2012, the National Parks Conservation Association, Sierra Club, Voyageurs National Park Association, Friends of the Boundary Waters Wilderness, Minnesota Center for Environmental Advocacy and Fresh Energy appealed the EPA’s approval of the Minnesota SIP to the U.S. Court of Appeals for the Eighth Circuit (Eighth Circuit). NSP-Minnesota and other regulated parties were denied intervention. In June 2013, the Eighth Circuit ordered this case to be held in abeyance until the U.S. Supreme Court decided the CSAPR case. It is not yet known how the U.S. Supreme Court’s April 2014 decision on the CSAPR, or the EPA’s June 2014 motion requesting the D.C. Circuit lift its stay of the CSAPR, will impact the Eighth Circuit’s proceedings on the Minnesota SIP. Since the Court’s ruling on CSAPR, the parties to this case have filed motions that continue to hold the case in abeyance while they determine how to proceed. The Eighth Circuit granted these motions and the case is in abeyance until at least Aug. 15, 2014. If this litigation ultimately results in further EPA proceedings concerning the Minnesota SIP, such proceedings may consider whether SCRs should be required for Sherco Units 1 and 2.

SPS
Harrington Units 1 and 2 are potentially subject to BART. Texas developed a SIP (the Texas SIP) that finds the CAIR equal to BART for EGUs. As a result, no additional controls beyond CAIR compliance would be required. In May 2012, the EPA deferred its review of the Texas SIP in its final rule allowing states to find that CSAPR compliance meets BART requirements for EGUs. It is not yet known how the U.S. Supreme Court’s April 2014 decision on the CSAPR, or the EPA’s June 2014 motion requesting the D.C. Circuit lift its stay of the CSAPR, may impact the EPA’s approval of the BART requirements in the Texas SIP.

In May 2014, the EPA issued a request for information under the CAA related to SO2 control equipment at Tolk Units 1 and 2. The EPA stated it is conducting an analysis of the cost and feasibility of SO2 controls on certain sources, including the Tolk facility, as part of its review of the Texas SIP. The EPA has preliminarily identified Tolk as a contributor to haze in the Wichita Mountains Wildlife Refuge in Oklahoma, and is planning further analysis of SO2 control options. The EPA plans to make a proposal in November 2014 that could include SO2 emission controls at Tolk and anticipates issuing a final decision in August 2015. The costs and timing of potential additional SO2 controls at Tolk are dependent on the EPA’s proposal and final decision, neither of which is yet known.

Reasonably Attributable Visibility Impairment (RAVI) — RAVI is intended to address observable impairment from a specific source such as distinct, identifiable plumes from a source’s stack to a national park. In 2009, the DOI certified that a portion of the visibility impairment in Voyageurs and Isle Royale National Parks is reasonably attributable to emissions from NSP-Minnesota’s Sherco Units 1 and 2. The EPA is required to make its own determination whether there is RAVI-type impairment in these parks and examine which sources may cause or contribute to any RAVI impact that is identified. After studying the national parks and evaluating multiple sources, if the EPA finds that Sherco Units 1 and 2 cause or contribute to RAVI in the national parks, the EPA would then evaluate whether the level of controls required by the MPCA is appropriate. The EPA has stated it plans to issue a separate notice on the issue of BART for Sherco Units 1 and 2 under the RAVI program.

In December 2012, a lawsuit against the EPA was filed in the U.S. District Court for the District of Minnesota by the following organizations: National Parks Conservation Association, Minnesota Center for Environmental Advocacy, Friends of the Boundary Waters Wilderness, Voyageurs National Park Association, Fresh Energy and Sierra Club. The lawsuit alleges the EPA has failed to perform a nondiscretionary duty to determine BART for Sherco Units 1 and 2 under the RAVI program. The EPA filed an answer denying the allegations. The District Court denied NSP-Minnesota’s motion to intervene in July 2013. NSP-Minnesota appealed this decision to the Eighth Circuit, which on July 23, 2014, reversed the District Court and found that NSP-Minnesota has standing and a right to intervene.

In June 2014, the EPA and the plaintiffs lodged a consent decree with the District Court. The consent decree recites it will be subject to public comment. The EPA will then evaluate comments and determine whether to enter the consent decree with the District Court. The consent decree establishes a schedule whereby the EPA would issue a proposal on Feb. 27, 2015, determining whether visibility impairment in the national parks is reasonably attributable to Sherco Units 1 and 2. If the EPA determines that it is, the consent decree requires the EPA to make a final RAVI BART determination for these units by Aug. 31, 2015. If the EPA determines that it is not, the EPA would not determine BART for Sherco Units 1 and 2. NSP-Minnesota will contest the proposed consent decree and object to its entry given NSP-Minnesota’s right to intervene in the litigation and thus participate in the negotiation of any purported settlement of the case.

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

Employment, Tort and Commercial Litigation

Merricourt Wind Project Litigation — In April 2011, NSP-Minnesota terminated its agreements with enXco Development Corporation (enXco) for the development of a 150 MW wind project in southeastern North Dakota. NSP-Minnesota’s decision to terminate the agreements was based in large part on the adverse impact this project could have on endangered or threatened species protected by federal law and the uncertainty in cost and timing in mitigating this impact. NSP-Minnesota also terminated the agreements due to enXco’s nonperformance of certain other conditions, including failure to obtain a Certificate of Site Compatibility and the failure to close on the contracts by an agreed upon date of March 31, 2011. NSP-Minnesota recorded a $101 million deposit in the first quarter of 2011, which was collected in April 2011. In May 2011, NSP-Minnesota filed a declaratory judgment action in the U.S. District Court in Minnesota to obtain a determination that it acted properly in terminating the agreements. enXco also filed a separate lawsuit in the same court seeking approximately $240 million for an alleged breach of contract. NSP-Minnesota believes enXco’s lawsuit is without merit. In October 2012, NSP-Minnesota filed a motion for summary judgment. In April 2013, the U.S. District Court granted NSP-Minnesota’s motion and entered judgment in its favor. In April 2013, enXco filed a notice of appeal to the Eighth Circuit. In July 2014, the Eighth Circuit issued a decision that affirmed the U.S. District Court’s dismissal of the lawsuit filed by enXco. It is uncertain at this time whether enXco will challenge this decision. Although Xcel Energy believes the likelihood of loss is remote based on existing case law and the U.S. District Court’s April 2013 decision, it is not possible to estimate the amount or range of reasonably possible loss in the event of an adverse outcome of this matter. No accrual has been recorded for this matter.

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

Pacific Northwest FERC Refund Proceeding — In July 2001, the FERC ordered a preliminary hearing to determine whether there were unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest for December 2000 through June 2001. PSCo supplied energy to the Pacific Northwest markets during this period and has been a participant in the hearings. In September 2001, the presiding ALJ concluded that prices in the Pacific Northwest during the referenced period were the result of a number of factors, including the shortage of supply, excess demand, drought and increased natural gas prices. Under these circumstances, the ALJ concluded that the prices in the Pacific Northwest markets were not unreasonable or unjust and no refunds should be ordered. Subsequent to the ruling, the FERC has allowed the parties to request additional evidence. Parties have claimed that the total amount of transactions with PSCo subject to refund is $34 million. In June 2003, the FERC issued an order terminating the proceeding without ordering further proceedings. Certain purchasers filed appeals of the FERC’s orders in this proceeding with the Ninth Circuit Court of Appeals (Ninth Circuit).

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

Biomass Fuel Handling Reimbursement — NSP-Minnesota has a PPA through which it procures energy from Fibrominn, LLC (Fibrominn). Under this agreement, NSP-Minnesota is charged for certain costs of transporting biomass fuels that are delivered to Fibrominn’s generation facility.  Fibrominn has demanded additional cost reimbursement for certain transportation costs incurred since 2007, as well as reimbursement for similar costs in future periods. Fibrominn claims that it is entitled to reimbursement from NSP-Minnesota for past transportation costs of approximately $20 million. NSP-Minnesota has evaluated Fibrominn’s claim and based on the terms of the PPA with Fibrominn and its current understanding of the facts, NSP-Minnesota disputes the validity of Fibrominn’s claim, on the ground that, among other things, it seeks to impose contractual obligations on NSP-Minnesota that are neither supported by the terms nor the intent of the PPA. NSP-Minnesota has concluded that a loss is reasonably possible with respect to this matter; however, given the surrounding uncertainties, NSP-Minnesota is currently unable to determine the amount of reasonably possible loss. If a loss were sustained, NSP-Minnesota would attempt to recover these fuel-related costs in rates. No accrual has been recorded for this matter.

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

In July 2011, the United States and NSP-Minnesota executed a settlement agreement resolving both lawsuits, providing an initial $100 million payment from the United States to NSP-Minnesota, and providing a method by which NSP-Minnesota can recover its spent fuel storage costs through 2013, estimated to be an additional $100 million. In January 2014, the United States proposed, and NSP-Minnesota accepted, an extension to the settlement agreement which will allow NSP-Minnesota to recover spent fuel storage costs through 2016. The extension does not address costs for used fuel storage after 2016; such costs could be the subject of future litigation. NSP-Minnesota has received a total of $181.9 million of settlement proceeds as of June 30, 2014. NSP-Minnesota’s next claim submission, in the amount of $33.6 million, was filed May 15, 2014, for costs incurred in 2013. The DOE has until Sept. 1, 2014 to accept or deny the claim, in whole or in part. Amounts received from the installments, except for approved reductions such as legal costs, will be subsequently returned to customers through a reduction of future rate increases or credited through another regulatory mechanism.

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

Commercial Paper — Xcel Energy Inc. and its utility subsidiaries meet their short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under their credit facilities. Commercial paper outstanding for Xcel Energy was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2014	Twelve Months Ended Dec. 31, 2013
Borrowing limit	$2,450	$2,450
Amount outstanding at period end	778	759
Average amount outstanding	910	481
Maximum amount outstanding	1,186	1,160
Weighted average interest rate, computed on a daily basis	0.32%	0.31%
Weighted average interest rate at period end	0.35	0.25

Letters of Credit — Xcel Energy Inc. and its subsidiaries use letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At June 30, 2014 and Dec. 31, 2013, there were $71.4 million and $47.8 million of letters of credit outstanding, respectively, under the credit facilities. The contract amounts of these letters of credit approximate their fair value and are subject to fees.

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

At June 30, 2014, Xcel Energy Inc. and its utility subsidiaries had the following committed credit facilities available:

(Millions of Dollars)	Credit Facility (a)	Drawn (b)	Available
Xcel Energy Inc.	$800.0	$384.0	$416.0
PSCo	700.0	263.3	436.7
NSP-Minnesota	500.0	50.9	449.1
SPS	300.0	140.0	160.0
NSP-Wisconsin	150.0	11.0	139.0
Total	$2,450.0	$849.2	$1,600.8

(a)	These credit facilities expire in July 2017.

(b)	Includes outstanding commercial paper and letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the respective credit facilities. Xcel Energy Inc. and its subsidiaries had no direct advances on the credit facilities outstanding at June 30, 2014 and Dec. 31, 2013.

During the second quarter of 2014, Xcel Energy began working with its bank group to amend and extend the existing revolving credit agreements for Xcel Energy Inc. and each of the regulated subsidiaries. Xcel Energy expects to finalize these agreements during the third quarter of 2014.

Long-Term Borrowings and Other Financing Instruments

During the six months ended June 30, 2014, Xcel Energy Inc. and its utility subsidiaries completed the following bond issuances:

•	In March 2014, PSCo issued $300 million of 4.30 percent first mortgage bonds due March 15, 2044;

•	In May 2014, NSP-Minnesota issued $300 million of 4.125 percent first mortgage bonds due May 15, 2044;

•	In June 2014, SPS issued $150 million of 3.30 percent first mortgage bonds due June 15, 2024; and

•	In June 2014, NSP-Wisconsin issued $100 million of 3.30 percent first mortgage bonds due June 15, 2024.

In connection with SPS’ issuance of $150 million of 3.30 percent first mortgage bonds due June 15, 2024, SPS issued $250 million of collateral 8.75 percent first mortgage bonds due Dec. 1, 2018 to the trustee under its senior unsecured indenture in order to secure its previously issued Series G Senior Notes, 8.75 percent due Dec. 1, 2018, equally and ratably with SPS’ first mortgage bonds as required by the terms of such Series G Senior Notes.

Issuances of Common Stock — In March 2013, Xcel Energy Inc. filed a prospectus supplement under which it may sell up to $400 million of its common stock through an at-the-market (ATM) program. During the six months ended June 30, 2014, Xcel Energy Inc. issued approximately 5.7 million shares of common stock through this program and received cash proceeds of $172.7 million net of $1.9 million in fees and commissions. During the year ended Dec. 31, 2013, Xcel Energy Inc. issued approximately 7.7 million shares of common stock through this program and received cash proceeds of $222.7 million net of $2.7 million in fees and commissions. As a result, Xcel Energy has completed its ATM program. The proceeds from the issuances of common stock were used to repay short-term debt, infuse equity into the utility subsidiaries and for other general corporate purposes.

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

Electric commodity derivatives held by NSP-Minnesota include transmission congestion instruments purchased from MISO, PJM Interconnection, LLC (PJM), Electric Reliability Council of Texas (ERCOT), Southwest Power Pool, Inc. (SPP) and New York Independent System Operator, generally referred to as financial transmission rights (FTRs). Electric commodity derivatives held by SPS include FTRs purchased from SPP. FTRs purchased from a RTO are financial instruments that entitle or obligate the holder to monthly revenues or charges based on transmission congestion across a given transmission path. The value of an FTR is derived from, and designed to offset, the cost of energy congestion, which is caused by overall transmission load and other transmission constraints. In addition to overall transmission load, congestion is also influenced by the operating schedules of power plants and the consumption of electricity pertinent to a given transmission path. Unplanned plant outages, scheduled plant maintenance, changes in the relative costs of fuels used in generation, weather and overall changes in demand for electricity can each impact the operating schedules of the power plants on the transmission grid and the value of an FTR. The valuation process for FTRs utilizes complex iterative modeling to predict the impacts of forecasted changes in these drivers of transmission system congestion on the historical pricing of FTR purchases.

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

Non-Derivative Instruments Fair Value Measurements

The NRC requires NSP-Minnesota to maintain a portfolio of investments to fund the costs of decommissioning its nuclear generating plants. Together with all accumulated earnings or losses, the assets of the nuclear decommissioning fund are legally restricted for the purpose of decommissioning the Monticello and PI nuclear generating plants. The fund contains cash equivalents, debt securities, equity securities and other investments – all classified as available-for-sale. NSP-Minnesota plans to reinvest matured securities until decommissioning begins. NSP-Minnesota uses the MPUC approved asset allocation for the escrow and investment targets by asset class for both the escrow and qualified trust.

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

Unrealized gains for the nuclear decommissioning fund were $295.7 million and $240.3 million at June 30, 2014 and Dec. 31, 2013, respectively, and unrealized losses and amounts recorded as other-than-temporary impairments were $39.3 million and $58.5 million at June 30, 2014 and Dec. 31, 2013, respectively.

The following tables present the cost and fair value of Xcel Energy’s non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund at June 30, 2014 and Dec. 31, 2013:

	June 30, 2014
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Nuclear decommissioning fund (a)
Cash equivalents	$26,344	$26,344	$—	$—	$26,344
Commingled funds	469,692	—	483,482	—	483,482
International equity funds	78,812	—	87,748	—	87,748
Private equity investments	63,096	—	—	81,123	81,123
Real estate	49,421	—	—	65,658	65,658
Debt securities:
Government securities	34,393	—	30,545	—	30,545
U.S. corporate bonds	80,647	—	84,230	—	84,230
International corporate bonds	15,919	—	16,432	—	16,432
Municipal bonds	225,508	—	228,506	—	228,506
Asset-backed securities	9,218	—	9,334	—	9,334
Mortgage-backed securities	24,097	—	24,250	—	24,250
Equity securities:
Common stock	376,214	572,065	—	—	572,065
Total	$1,453,361	$598,409	$964,527	$146,781	$1,709,717

(a)
Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $85.5 million of equity investments in unconsolidated subsidiaries and $43.4 million of miscellaneous investments.

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

The following tables present the changes in Level 3 nuclear decommissioning fund investments for the three and six months ended June 30, 2014 and 2013:

(Thousands of Dollars)	April 1, 2014	Purchases	Settlements	Gains Recognized as Regulatory Liabilities	Transfers Out of Level 3	June 30, 2014
Private equity investments	$73,801	$2,184	$—	$5,138	$—	$81,123
Real estate	62,954	197	—	2,507	—	65,658
Total	$136,755	$2,381	$—	$7,645	$—	$146,781

(Thousands of Dollars)	April 1, 2013	Purchases	Settlements	Gains Recognized as Regulatory Liabilities	Transfers Out of Level 3	June 30, 2013
Private equity investments	$34,506	$7,298	$—	$3,786	$—	$45,590
Real estate	40,406	2,032	(4,723)	425	—	38,140
Total	$74,912	$9,330	$(4,723)	$4,211	$—	$83,730

(Thousands of Dollars)	Jan. 1, 2014	Purchases	Settlements	Gains Recognized as Regulatory Liabilities	Transfers Out of Level 3	June 30, 2014
Private equity investments	$62,696	$10,953	$—	$7,474	$—	$81,123
Real estate	57,368	3,856	—	4,434	—	65,658
Total	$120,064	$14,809	$—	$11,908	$—	$146,781

(Thousands of Dollars)	Jan. 1, 2013	Purchases	Settlements	Gains Recognized as Regulatory Liabilities	Transfers Out of Level 3 (a)	June 30, 2013
Private equity investments	$33,250	$8,554	$—	$3,786	$—	$45,590
Real estate	39,074	6,818	(9,022)	1,270	—	38,140
Asset-backed securities	2,067	—	—	—	(2,067)	—
Mortgage-backed securities	30,209	—	—	—	(30,209)	—
Total	$104,600	$15,372	$(9,022)	$5,056	$(32,276)	$83,730

(a)	Transfers out of Level 3 into Level 2 were principally due to diminished use of unobservable inputs that were previously significant to these fair value measurements.

The following table summarizes the final contractual maturity dates of the debt securities in the nuclear decommissioning fund, by asset class, at June 30, 2014:

	Final Contractual Maturity
(Thousands of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Government securities	$—	$—	$—	$30,545	$30,545
U.S. corporate bonds	307	15,358	66,131	2,434	84,230
International corporate bonds	—	3,854	12,578	—	16,432
Municipal bonds	2,608	26,902	36,195	162,801	228,506
Asset-backed securities	—	—	3,540	5,794	9,334
Mortgage-backed securities	—	—	—	24,250	24,250
Debt securities	$2,915	$46,114	$118,444	$225,824	$393,297

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

At June 30, 2014, accumulated other comprehensive losses related to interest rate derivatives included $2.3 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for any unsettled hedges.

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

At June 30, 2014, Xcel Energy had various vehicle fuel contracts designated as cash flow hedges extending through December 2016. Xcel Energy also enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers but are not designated as qualifying hedging transactions. Changes in the fair value of non-trading commodity derivative instruments are recorded in other comprehensive income or deferred as a regulatory asset or liability. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms. Xcel Energy recorded immaterial amounts to income related to the ineffectiveness of cash flow hedges for the three and six months ended June 30, 2014 and 2013.

At June 30, 2014, net gains related to commodity derivative cash flow hedges recorded as a component of accumulated other comprehensive losses included $0.1 million of net gains expected to be reclassified into earnings during the next 12 months as the hedged transactions occur.

Additionally, Xcel Energy enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.

The following table details the gross notional amounts of commodity forwards, options and FTRs at June 30, 2014 and Dec. 31, 2013:

(Amounts in Thousands) (a)(b)	June 30, 2014	Dec. 31, 2013
Megawatt hours of electricity	98,959	58,423
Million British thermal units of natural gas	9,497	9,854
Gallons of vehicle fuel	382	482

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

The following tables detail the impact of derivative activity during the three and six months ended June 30, 2014 and 2013, on accumulated other comprehensive loss, regulatory assets and liabilities, and income:

	Three Months Ended June 30, 2014
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$956	(a)	$—		$—
Vehicle fuel and other commodity	25	—	(17)	(b)	—		—
Total	$25	$—	$939		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$5,176	(c)
Electric commodity	—	(17,375)	—		(4,574)	(d)	—
Natural gas commodity	—	(2,449)	—		—		(65)	(d)
Other commodity	—	—	—		—		643	(c)
Total	$—	$(19,824)	$—		$(4,574)		$5,754

	Six Months Ended June 30, 2014
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$1,902	(a)	$—		$—
Vehicle fuel and other commodity	14	—	(45)	(b)	—		—
Total	$14	$—	$1,857		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$2,922	(c)
Electric commodity	—	(13,849)	—		(25,270)	(d)	—
Natural gas commodity	—	16,058	—		(18,840)	(e)	(5,367)	(e)
Other commodity	—	—	—		—		643	(c)
Total	$—	$2,209	$—		$(44,110)		$(1,802)

	Three Months Ended June 30, 2013
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$1,162	(a)	$—		$—
Vehicle fuel and other commodity	(73)	—	(17)	(b)	—		—
Total	$(73)	$—	$1,145		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$(498)	(c)
Electric commodity	—	53,974	—		(13,764)	(d)	—
Natural gas commodity	—	(3,427)	—		—		(244)	(d)
Total	$—	$50,547	$—		$(13,764)		$(742)

	Six Months Ended June 30, 2013
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$2,312	(a)	$—		$—
Vehicle fuel and other commodity	(48)	—	(42)	(b)	—		—
Total	$(48)	$—	$2,270		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$2,278	(c)
Electric commodity	—	60,393	—		(28,993)	(d)	—
Natural gas commodity	—	(3,374)	—		9	(e)	(228)	(d)
Total	$—	$57,019	$—		$(28,984)		$2,050

(a)	Amounts are recorded to interest charges.

(b)	Amounts are recorded to O&M expenses.

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

(e)
Amounts for the six months ended June 30, 2014 and 2013 included immaterial settlement losses on derivatives entered to mitigate natural gas price risk for electric generation, recorded to electric fuel and purchased power, subject to cost-recovery mechanisms and reclassified to a regulatory asset, as appropriate. The remaining derivative settlement gains and losses for the six months ended June 30, 2014 and 2013 relate to natural gas operations and are recorded to cost of natural gas sold and transported. These gains and losses are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset or liability, as appropriate.

Xcel Energy had no derivative instruments designated as fair value hedges during the three and six months ended June 30, 2014 and 2013. Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

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

Xcel Energy’s utility subsidiaries’ most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to their wholesale, trading and non-trading commodity and transmission activities. At June 30, 2014, five of Xcel Energy’s 10 most significant counterparties for these activities, comprising $54.3 million or 20 percent of this credit exposure, had investment grade credit ratings from Standard & Poor’s Ratings Services, Moody’s Investor Services (Moody’s) or Fitch Ratings. The remaining five significant counterparties, comprising $58.7 million or 21 percent of this credit exposure, were not rated by these agencies, but based on Xcel Energy’s internal analysis, had credit quality consistent with investment grade. All 10 of these significant counterparties are RTOs, municipal or cooperative electric entities or other utilities.

Credit Related Contingent Features — Contract provisions for derivative instruments that the utility subsidiaries enter, including those recorded to the consolidated balance sheet at fair value, as well as those accounted for as normal purchase-normal sale contracts and therefore not reflected on the balance sheet, may require the posting of collateral or settlement of the contracts for various reasons, including if the applicable utility subsidiary is unable to maintain its credit ratings. At June 30, 2014, there were no derivative instruments in a liability position that would have required the posting of collateral or settlement of applicable outstanding contracts if the credit ratings of Xcel Energy were downgraded below investment grade. If the credit ratings of Xcel Energy Inc.’s utility subsidiaries were downgraded below investment grade at Dec. 31, 2013, derivative instruments reflected in a $1.4 million gross liability position on the consolidated balance sheets at Dec. 31, 2013, would have required Xcel Energy Inc.’s utility subsidiaries to post collateral or settle applicable outstanding contracts, including other contracts subject to master netting agreements, which would have resulted in payments of $1.4 million. At June 30, 2014 and Dec. 31, 2013, there was no collateral posted on these specific contracts.

Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that a given utility subsidiary’s ability to fulfill its contractual obligations is reasonably expected to be impaired. Xcel Energy had no collateral posted related to adequate assurance clauses in derivative contracts as of June 30, 2014 and Dec. 31, 2013.

Recurring Fair Value Measurements — The following table presents for each of the fair value hierarchy levels, Xcel Energy’s derivative assets and liabilities measured at fair value on a recurring basis at June 30, 2014:

	June 30, 2014
	Fair Value			Fair Value Total	Counterparty Netting (b)	Total
(Thousands of Dollars)	Level 1	Level 2	Level 3
Current derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$60	$—	$60	$—	$60
Other derivative instruments:
Commodity trading	—	21,311	7,586	28,897	(9,225)	19,672
Electric commodity	—	—	125,619	125,619	(26,339)	99,280
Natural gas commodity	—	5,629	—	5,629	(9)	5,620
Other commodity	—	—	643	643	—	643
Total current derivative assets	$—	$27,000	$133,848	$160,848	$(35,573)	125,275
PPAs (a)						29,665
Current derivative instruments						$154,940
Noncurrent derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$34	$—	$34	$—	$34
Other derivative instruments:
Commodity trading	—	17,792	180	17,972	(3,399)	14,573
Total noncurrent derivative assets	$—	$17,826	$180	$18,006	$(3,399)	14,607
PPAs (a)						45,125
Noncurrent derivative instruments						$59,732
Current derivative liabilities
Other derivative instruments:
Commodity trading	$—	$12,076	$2,295	$14,371	$(14,371)	$—
Electric commodity	—	—	26,339	26,339	(26,339)	—
Natural gas commodity	—	63	—	63	(9)	54
Total current derivative liabilities	$—	$12,139	$28,634	$40,773	$(40,719)	54
PPAs (a)						20,820
Current derivative instruments						$20,874
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$—	$5,562	$—	$5,562	$(5,474)	$88
Natural gas commodity	—	27	—	27	—	27
Total noncurrent derivative liabilities	$—	$5,589	$—	$5,589	$(5,474)	115
PPAs (a)						194,438
Noncurrent derivative instruments						$194,553

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

(b)
Xcel Energy nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at June 30, 2014. At June 30, 2014, derivative assets and liabilities include no obligations to return cash collateral and the rights to reclaim cash collateral of $7.2 million. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

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

(b)
Xcel Energy nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Dec. 31, 2013. At Dec. 31, 2013, derivative assets and liabilities include obligations to return cash collateral of $0.2 million and the rights to reclaim cash collateral of $4.2 million. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

The following table presents the changes in Level 3 commodity derivatives for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30
(Thousands of Dollars)	2014	2013
Balance at April 1	$24,217	$7,642
Purchases	120,107	51,386
Settlements	(33,610)	(8,503)
Net transactions recorded during the period:
Gains (losses) recognized in earnings (a)	6,438	(217)
Losses recognized as regulatory assets and liabilities	(11,758)	(3,090)
Balance at June 30	$105,394	$47,218

	Six Months Ended June 30
(Thousands of Dollars)	2014	2013
Balance at Jan. 1	$41,660	$16,649
Purchases	121,164	51,386
Settlements	(87,419)	(20,952)
Net transactions recorded during the period:
Gains (losses) recognized in earnings (a)	7,437	(279)
Gains recognized as regulatory assets and liabilities	22,552	414
Balance at June 30	$105,394	$47,218

(a)	These amounts relate to commodity derivatives held at the end of the period.

Xcel Energy recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three and six months ended June 30, 2014 and 2013.

Fair Value of Long-Term Debt

As of June 30, 2014 and Dec. 31, 2013, other financial instruments for which the carrying amount did not equal fair value were as follows:

	June 30, 2014		Dec. 31, 2013
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$11,760,300	$13,036,388	$11,191,517	$11,878,643

The fair value of Xcel Energy’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. The fair value estimates are based on information available to management as of June 30, 2014 and Dec. 31, 2013, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.

9.	Other Income, Net

Other income, net consisted of the following:

	Three Months Ended June 30		Six Months Ended June 30
(Thousands of Dollars)	2014	2013	2014	2013
Interest income	$1,292	$1,505	$5,185	$6,311
Other nonoperating income	1,293	534	2,396	1,755
Insurance policy expense	(2,438)	(1,407)	(4,246)	(3,546)
Other nonoperating expense	(65)	(219)	(52)	(185)
Other income, net	$82	$413	$3,283	$4,335

10.	Segment Information

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

•
Xcel Energy’s regulated electric utility segment generates, transmits and distributes electricity primarily in portions of Minnesota, Wisconsin, Michigan, North Dakota, South Dakota, Colorado, Texas and New Mexico. In addition, this segment includes sales for resale and provides wholesale transmission service to various entities in the United States. Regulated electric utility also includes commodity trading operations.

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

Xcel Energy had equity investments in unconsolidated subsidiaries of $85.5 million and $87.1 million as of June 30, 2014 and Dec. 31, 2013, respectively, included in the regulated natural gas utility segment.

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

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended June 30, 2014
Operating revenues from external customers	$2,297,638	$369,127	$18,331	$—	$2,685,096
Intersegment revenues	437	1,118	—	(1,555)	—
Total revenues	$2,298,075	$370,245	$18,331	$(1,555)	$2,685,096
Net income (loss)	$185,677	$15,297	$(5,810)	$—	$195,164

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended June 30, 2013
Operating revenues from external customers	$2,219,877	$341,321	$17,715	$—	$2,578,913
Intersegment revenues	308	557	—	(865)	—
Total revenues	$2,220,185	$341,878	$17,715	$(865)	$2,578,913
Net income (loss)	$201,084	$15,960	$(20,187)	$—	$196,857

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Six Months Ended June 30, 2014
Operating revenues from external customers	$4,599,348	$1,248,815	$39,537	$—	$5,887,700
Intersegment revenues	790	4,370	—	(5,160)	—
Total revenues	$4,600,138	$1,253,185	$39,537	$(5,160)	$5,887,700
Net income (loss)	$371,110	$92,633	$(7,358)	$—	$456,385

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Six Months Ended June 30, 2013
Operating revenues from external customers	$4,312,073	$1,010,917	$38,772	$—	$5,361,762
Intersegment revenues	609	1,057	—	(1,666)	—
Total revenues	$4,312,682	$1,011,974	$38,772	$(1,666)	$5,361,762
Net income (loss)	$375,190	$80,870	$(22,633)	$—	$433,427

11.	Earnings Per Share

Basic earnings per share (EPS) was computed by dividing the earnings available to Xcel Energy Inc.’s common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS was computed by dividing the earnings available to Xcel Energy Inc.’s common shareholders by the diluted weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other agreements to issue common stock (i.e., common stock equivalents) were settled. The weighted average number of potentially dilutive shares outstanding used to calculate Xcel Energy Inc.’s diluted EPS is calculated using the treasury stock method.

Common Stock Equivalents — Xcel Energy Inc. currently has common stock equivalents related to certain equity awards in share-based compensation arrangements.

Common stock equivalents causing dilutive impact to EPS include commitments to issue common stock related to time based equity compensation awards and time based employer matching contributions to certain 401(k) plan participants. In October 2013, Xcel Energy determined that it would settle 401(k) employer matching contributions in cash instead of common stock for substantially all of its employees. Share-based compensation accounting for the impacted employee groups ceased in October 2013, and corresponding expense amounts recorded to equity were reclassified to a liability for expected cash settlements.

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

Share-based compensation arrangements for which there is currently no dilutive impact to EPS include the following:

•	Equity awards subject to a performance condition; included in common shares outstanding when all necessary conditions for settlement have been satisfied by the end of the reporting period.

•	Liability awards subject to a performance condition; any portions settled in shares are included in common shares outstanding upon settlement.

The dilutive impact of common stock equivalents affecting EPS was as follows:

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
(Amounts in thousands, except per share data)	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Net income	$195,164			$196,857
Basic EPS:
Earnings available to common shareholders	195,164	503,272	$0.39	196,857	497,747	$0.40
Effect of dilutive securities:
Time based equity awards	—	184		—	289
Diluted EPS:
Earnings available to common shareholders	$195,164	503,456	$0.39	$196,857	498,036	$0.40

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
(Amounts in thousands, except per share data)	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Net income	$456,385			$433,427
Basic EPS:
Earnings available to common shareholders	456,385	501,408	$0.91	433,427	493,786	$0.88
Effect of dilutive securities:
Time based equity awards	—	204		—	517
Diluted EPS:
Earnings available to common shareholders	$456,385	501,612	$0.91	$433,427	494,303	$0.88

12.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended June 30
	2014	2013	2014	2013
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$22,085	$24,070	$864	$1,182
Interest cost	39,155	35,173	8,507	8,417
Expected return on plan assets	(51,801)	(49,613)	(8,488)	(8,253)
Amortization of transition obligation	—	—	—	206
Amortization of prior service (credit) cost	(436)	1,468	(2,672)	(2,438)
Amortization of net loss	29,190	36,038	2,935	5,646
Net periodic benefit cost	38,193	47,136	1,146	4,760
Costs not recognized due to the effects of regulation	(6,604)	(7,089)	—	—
Net benefit cost recognized for financial reporting	$31,589	$40,047	$1,146	$4,760

	Six Months Ended June 30
	2014	2013	2014	2013
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$44,171	$48,141	$1,728	$2,364
Interest cost	78,310	70,345	17,014	16,834
Expected return on plan assets	(103,602)	(99,226)	(16,977)	(16,506)
Amortization of transition obligation	—	—	—	412
Amortization of prior service (credit) cost	(873)	2,936	(5,344)	(4,876)
Amortization of net loss	58,381	72,076	5,870	11,292
Net periodic benefit cost	76,387	94,272	2,291	9,520
Costs not recognized due to the effects of regulation	(13,656)	(14,936)	—	—
Net benefit cost recognized for financial reporting	$62,731	$79,336	$2,291	$9,520

In January 2014, contributions of $130.0 million were made across three of Xcel Energy’s pension plans. Xcel Energy does not expect additional pension contributions during 2014.

13.	Other Comprehensive Income

Changes in accumulated other comprehensive gain (loss), net of tax, for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30, 2014
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive gain (loss) at April 1	$(59,200)	$115	$(45,735)	$(104,820)
Other comprehensive gain before reclassifications	16	—	—	16
Losses reclassified from net accumulated other comprehensive loss	574	—	864	1,438
Net current period other comprehensive income	590	—	864	1,454
Accumulated other comprehensive gain (loss) at June 30	$(58,610)	$115	$(44,871)	$(103,366)

	Three Months Ended June 30, 2013
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at April 1	$(61,533)	$(135)	$(51,952)	$(113,620)
Other comprehensive loss before reclassifications	(44)	—	—	(44)
Losses reclassified from net accumulated other comprehensive loss	694	—	1,135	1,829
Net current period other comprehensive income	650	—	1,135	1,785
Accumulated other comprehensive loss at June 30	$(60,883)	$(135)	$(50,817)	$(111,835)

	Six Months Ended June 30, 2014
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive gain (loss) at Jan. 1	$(59,753)	$77	$(46,599)	$(106,275)
Other comprehensive gain before reclassifications	8	38	—	46
Losses reclassified from net accumulated other comprehensive loss	1,135	—	1,728	2,863
Net current period other comprehensive income	1,143	38	1,728	2,909
Accumulated other comprehensive gain (loss) at June 30	$(58,610)	$115	$(44,871)	$(103,366)

	Six Months Ended June 30, 2013
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(61,241)	$(99)	$(51,313)	$(112,653)
Other comprehensive loss before reclassifications	(31)	(36)	—	(67)
Losses reclassified from net accumulated other comprehensive loss	389	—	496	885
Net current period other comprehensive income (loss)	358	(36)	496	818
Accumulated other comprehensive loss at June 30	$(60,883)	$(135)	$(50,817)	$(111,835)

Reclassifications from accumulated other comprehensive loss for the three and six months ended June 30, 2014 and 2013 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
(Gains) losses on cash flow hedges:
Interest rate derivatives	$956	(a)	$1,162	(a)
Vehicle fuel derivatives	(17)	(b)	(17)	(b)
Total, pre-tax	939		1,145
Tax benefit	(365)		(451)
Total, net of tax	574		694
Defined benefit pension and postretirement (gains) losses:
Amortization of net loss	1,500	(c)	1,769	(c)
Prior service (credit) cost	(86)	(c)	93	(c)
Transition obligation	—	(c)	2	(c)
Total, pre-tax	1,414		1,864
Tax benefit	(550)		(729)
Total, net of tax	864		1,135
Total amounts reclassified, net of tax	$1,438		$1,829

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
(Gains) losses on cash flow hedges:
Interest rate derivatives	$1,902	(a)	$2,312	(a)
Vehicle fuel derivatives	(45)	(b)	(42)	(b)
Total, pre-tax	1,857		2,270
Tax benefit	(722)		(1,881)
Total, net of tax	1,135		389
Defined benefit pension and postretirement (gains) losses:
Amortization of net loss	2,999	(c)	3,538	(c)
Prior service (credit) cost	(172)	(c)	186	(c)
Transition obligation	—	(c)	4	(c)
Total, pre-tax	2,827		3,728
Tax benefit	(1,099)		(3,232)
Total, net of tax	1,728		496
Total amounts reclassified, net of tax	$2,863		$885

(a)	Included in interest charges.

(b)	Included in O&M expenses.

(c)	Included in the computation of net periodic pension and postretirement benefit costs. See Note 12 for details regarding these benefit plans.

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including the 2014 earnings per share guidance and assumptions, are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of Xcel Energy Inc. and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry, including the risk of a slow down in the U.S. economy or delay in growth recovery; trade, fiscal, taxation and environmental policies in areas where Xcel Energy has a financial interest; customer business conditions; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by Xcel Energy Inc. and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; actions by regulatory bodies impacting our nuclear operations, including those affecting costs, operations or the approval of requests pending before the NRC; financial or regulatory accounting policies imposed by regulatory bodies; availability or cost of capital; employee work force factors; the items described under Factors Affecting Results of Continuing Operations in Item 7 of Xcel Energy Inc.’s Form 10-K for the year ended Dec. 31, 2013; and the other risk factors listed from time to time by Xcel Energy Inc. in reports filed with the SEC, including “Risk Factors” in Item 1A of Xcel Energy Inc.’s Form 10-K for the year ended Dec. 31, 2013, and Item 1A and Exhibit 99.01 to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

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

The only common equity securities that are publicly traded are common shares of Xcel Energy Inc. The diluted EPS of each subsidiary discussed below do not represent a direct legal interest in the assets and liabilities allocated to such subsidiary but rather represent a direct interest in our assets and liabilities as a whole. Diluted EPS by subsidiary is a financial measure not recognized under GAAP and is calculated by dividing the net income or loss attributable to the controlling interest of each subsidiary by the weighted average fully diluted Xcel Energy Inc. common shares outstanding for the period. We use this non-GAAP financial measure to evaluate and provide details of earnings results. We believe that this measurement is useful to investors to evaluate the actual and projected financial performance and contribution of our subsidiaries. This non-GAAP financial measure should not be considered as an alternative to measures calculated and reported in accordance with GAAP.

Results of Operations

The following table summarizes the diluted EPS for Xcel Energy:

	Three Months Ended June 30		Six Months Ended June 30
Diluted Earnings (Loss) Per Share	2014	2013	2014	2013
PSCo	$0.18	$0.20	$0.41	$0.43
NSP-Minnesota	0.15	0.16	0.37	0.37
SPS	0.06	0.05	0.09	0.08
NSP-Wisconsin	0.02	0.02	0.07	0.06
Equity earnings of unconsolidated subsidiaries	0.01	0.01	0.02	0.02
Regulated utility	0.42	0.44	0.96	0.96
Xcel Energy Inc. and other	(0.03)	(0.04)	(0.05)	(0.08)
GAAP diluted EPS	$0.39	$0.40	$0.91	$0.88

Xcel Energy — Overall, earnings decreased $0.01 per share for the second quarter of 2014. Electric and gas margins rose in the second quarter of 2014 primarily driven by new rates in various jurisdictions. This positive factor, along with lower interest expense, was more than offset by higher O&M expenses, property taxes, and depreciation and amortization expense as well as less favorable weather.

PSCo — PSCo’s earnings decreased $0.02 per share for the second quarter and six months ended June 30, 2014. Higher electric and natural gas rates and weather-normalized sales growth were offset by increased property taxes, depreciation, accruals associated with electric earnings test refund obligations as well as the impact of weather. See Note 5 to the consolidated financial statements for further discussion of rate matters.

NSP-Minnesota — NSP-Minnesota’s earnings decreased $0.01 per share for the second quarter of 2014 and were flat year-to-date. Electric rate increases in Minnesota (interim, subject to refund) and North Dakota, lower depreciation expense, weather-normalized sales growth and the favorable year-over-year impact of weather were offset by higher O&M expenses, lower AFUDC and higher property taxes.

SPS — SPS’ earnings increased $0.01 per share for the second quarter and six months ended June 30, 2014. The positive impact of higher electric rates in Texas and New Mexico and weather-normalized sales growth were partially offset by increased O&M expenses and depreciation.

NSP-Wisconsin — NSP-Wisconsin’s earnings were flat for the second quarter of 2014 and increased $0.01 per share year-to-date. Higher electric and natural gas margins, due to an electric rate increase effective in January 2014, and weather-normalized sales growth were partially offset by higher O&M expenses.

Changes in Diluted EPS

The following table summarizes significant components contributing to the changes in 2014 diluted EPS compared with the same period in 2013. See further discussion below.

Diluted Earnings (Loss) Per Share	Three Months Ended June 30	Six Months Ended June 30
2013 GAAP diluted EPS	$0.40	$0.88

Components of change — 2014 vs. 2013
Higher electric margins	0.06	0.14
Higher natural gas margins	0.01	0.04
Lower interest charges	0.01	0.01
Higher AFUDC — equity	—	0.01
Higher O&M expenses	(0.03)	(0.07)
Higher taxes (other than income taxes)	(0.02)	(0.03)
Higher conservation and demand side management (DSM) program expenses	(0.01)	(0.03)
Higher depreciation and amortization	(0.01)	(0.01)
Dilution from equity issued through the ATM program, direct stock purchase plan and benefit plans	—	(0.01)
Other, net	(0.02)	(0.02)
2014 GAAP diluted EPS	$0.39	$0.91

The following tables summarize the earnings contributions of Xcel Energy’s business segments:

	Three Months Ended June 30		Six Months Ended June 30
(Millions of Dollars)	2014	2013	2014	2013
GAAP income (loss) by segment
Regulated electric income	$185.7	$201.1	$371.1	$375.2
Regulated natural gas income	15.3	16.0	92.6	80.9
Other income (a)	8.7	1.0	20.1	17.1
Xcel Energy Inc. and other (a)	(14.5)	(21.2)	(27.4)	(39.8)
Total net income	$195.2	$196.9	$456.4	$433.4

	Three Months Ended June 30		Six Months Ended June 30
Contributions to Diluted Earnings (Loss) Per Share	2014	2013	2014	2013
GAAP earnings (loss) by segment
Regulated electric	$0.37	$0.41	$0.74	$0.76
Regulated natural gas	0.03	0.03	0.18	0.16
Other (a)	0.02	—	0.04	0.04
Xcel Energy Inc. and other (a)	(0.03)	(0.04)	(0.05)	(0.08)
Total diluted EPS	$0.39	$0.40	$0.91	$0.88

(a)	Not a reportable segment. Included in all other segment results in Note 10 to the consolidated financial statements.

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

The percentage increase (decrease) in normal and actual HDD, CDD and THI are provided in the following table:

	Three Months Ended June 30			Six Months Ended June 30
	2014 vs. Normal	2013 vs. Normal	2014 vs. 2013	2014 vs. Normal	2013 vs. Normal	2014 vs. 2013
HDD	4.5%	22.5%	(16.6)%	12.3%	7.2%	3.7%
CDD	0.6	52.2	(29.6)	1.0	51.8	(28.9)
THI	9.3	6.6	7.1	8.4	6.5	7.1

Weather — The following table summarizes the estimated impact of temperature variations on EPS compared with sales under normal weather conditions:

	Three Months Ended June 30			Six Months Ended June 30
	2014 vs. Normal	2013 vs. Normal	2014 vs. 2013	2014 vs. Normal	2013 vs. Normal	2014 vs. 2013
Retail electric	$0.002	$0.027	$(0.025)	$0.034	$0.031	$0.003
Firm natural gas	0.001	0.007	(0.006)	0.019	0.016	0.003
Total	$0.003	$0.034	$(0.031)	$0.053	$0.047	$0.006

Sales Growth (Decline) — The following tables summarize Xcel Energy and its subsidiaries’ sales growth (decline) for actual and weather-normalized sales in 2014:

	Three Months Ended June 30
	NSP-Minnesota	NSP-Wisconsin	PSCo	SPS	Xcel Energy
Actual
Electric residential	0.2%	1.7%	(5.0)%	(2.8)%	(2.0)%
Electric commercial and industrial	(0.4)	4.3	(1.5)	3.1	0.4
Total retail electric sales	(0.3)	3.6	(2.5)	1.9	(0.2)
Firm natural gas sales	0.3	(0.8)	(6.0)	N/A	(3.7)

	Three Months Ended June 30
	NSP-Minnesota	NSP-Wisconsin	PSCo	SPS	Xcel Energy
Weather-normalized
Electric residential	2.0%	0.8%	1.1%	1.0%	1.4%
Electric commercial and industrial	(0.1)	4.0	1.1	3.7	1.5
Total retail electric sales	0.4	3.1	1.1	3.2	1.4
Firm natural gas sales	7.5	14.6	8.5	N/A	8.6

	Six Months Ended June 30
	NSP-Minnesota	NSP-Wisconsin	PSCo	SPS	Xcel Energy
Actual
Electric residential	3.2%	5.4%	(1.8)%	3.7%	1.6%
Electric commercial and industrial	1.1	5.4	(0.1)	3.8	1.7
Total retail electric sales	1.7	5.4	(0.5)	3.6	1.7
Firm natural gas sales	12.7	13.8	(1.9)	N/A	3.7

	Six Months Ended June 30
	NSP-Minnesota	NSP-Wisconsin	PSCo	SPS	Xcel Energy
Weather-normalized
Electric residential	1.2%	0.7%	1.2%	2.0%	1.3%
Electric commercial and industrial	0.7	4.3	1.1	4.1	1.9
Total retail electric sales	0.8	3.2	1.2	3.6	1.7
Firm natural gas sales	3.7	4.7	5.7	N/A	5.0

Weather-normalized Electric Growth

•
NSP-Minnesota’s electric residential sales growth is primarily related to outages from severe storms experienced during the second quarter of 2013, which served to lower sales in that period and, in turn, increased year-over-year sales.

•	NSP-Wisconsin’s electric C&I sales growth was primarily related to certain energy sector and manufacturing customers.

•	PSCo’s electric residential sales growth reflects an increased number of customers. Several large mining and manufacturing customers drove C&I growth.

•	SPS’ C&I growth was the result of continued expansion of oilfield development in southeast New Mexico.

Weather-normalized Gas Growth

•
Across the gas service territories, strong sales were experienced during the first half of the year, which continued the trend that began in the last half of 2013. As normal weather conditions are typically defined as a 30-year average of actual historical weather conditions, significant weather fluctuations in periods of low demand may result in large percentage changes on small volumes. Extreme weather variations and additional factors such as windchill and cloud cover may not be fully reflected.

Electric Revenues and Margin

Electric revenues and fuel and purchased power expenses are largely impacted by the fluctuation in the price of natural gas, coal and uranium used in the generation of electricity, but as a result of the design of fuel recovery mechanisms to recover current expenses, these price fluctuations have little impact on electric margin. The following table details the electric revenues and margin:

	Three Months Ended June 30		Six Months Ended June 30
(Millions of Dollars)	2014	2013	2014	2013
Electric revenues	$2,298	$2,220	$4,599	$4,312
Electric fuel and purchased power	(1,041)	(1,011)	(2,109)	(1,936)
Electric margin	$1,257	$1,209	$2,490	$2,376

The following tables summarize the components of the changes in electric revenues and electric margin:

Electric Revenues

(Millions of Dollars)	Three Months Ended June 30 2014 vs. 2013	Six Months Ended June 30 2014 vs. 2013
Fuel and purchased power cost recovery	$—	$103
Retail rate increases (a)	38	73
Trading	23	45
Transmission revenue	13	39
Conservation and DSM program revenues (offset by expenses)	12	25
Retail sales growth, excluding weather impact	7	20
Non-fuel riders	17	19
Estimated impact of weather	(19)	3
PSCo earnings test refund obligations	(9)	(20)
Firm wholesale	(9)	(13)
Other, net	5	(7)
Total increase in electric revenues	$78	$287

Electric Margin

(Millions of Dollars)	Three Months Ended June 30 2014 vs. 2013	Six Months Ended June 30 2014 vs. 2013
Retail rate increases (a)	$38	$73
Conservation and DSM program revenues (offset by expenses)	12	25
Transmission revenue, net of costs	10	21
Retail sales growth, excluding weather impact	7	20
Non-fuel riders	17	19
Estimated impact of weather	(19)	3
PSCo earnings test refund obligations	(9)	(20)
Firm wholesale	(9)	(13)
Other, net	1	(14)
Total increase in electric margin	$48	$114

(a)
Retail rates implemented in 2014 include interim rates in Minnesota, subject to refund, and final rates for Colorado, Wisconsin, New Mexico and North Dakota. In addition, retail rates in Texas were implemented in the second quarter of 2013. See Note 5 to the consolidated financial statements for further discussion.

Natural Gas Revenues and Margin

The cost of natural gas tends to vary with changing sales requirements and the cost of natural gas purchases. However, due to the design of purchased natural gas cost recovery mechanisms to recover current expenses for sales to retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin. The following table details natural gas revenues and margin:

	Three Months Ended June 30		Six Months Ended June 30
(Millions of Dollars)	2014	2013	2014	2013
Natural gas revenues	$369	$341	$1,249	$1,011
Cost of natural gas sold and transported	(211)	(189)	(835)	(628)
Natural gas margin	$158	$152	$414	$383

The following tables summarize the components of the changes in natural gas revenues and natural gas margin:

Natural Gas Revenues

(Millions of Dollars)	Three Months Ended June 30 2014 vs. 2013	Six Months Ended June 30 2014 vs. 2013
Purchased natural gas adjustment clause recovery	$22	$204
Retail rate increase, net of refund (Colorado)	7	16
Retail sales growth	3	6
PSIA rider (Colorado)	—	4
Estimated impact of weather	(5)	3
Other, net	1	5
Total increase in natural gas revenues	$28	$238

Natural Gas Margin

(Millions of Dollars)	Three Months Ended June 30 2014 vs. 2013	Six Months Ended June 30 2014 vs. 2013
Retail rate increase, net of refund (Colorado)	$7	$16
Retail sales growth	3	6
PSIA rider (Colorado), partially offset in O&M expenses	—	4
Estimated impact of weather	(5)	3
Other, net	1	2
Total increase in natural gas margin	$6	$31

Non-Fuel Operating Expenses and Other Items

O&M Expenses — O&M expenses increased $23.0 million, or 4.1 percent, for the second quarter of 2014 and $54.0 million, or 4.9 percent, for the six months ended June 30, 2014. The year-to-date increase in O&M expense is partially due to the timing of a prior year nuclear outage (i.e., amortization of the 2013 Monticello outage began in July 2013). Xcel Energy continues to project annual O&M expenses will increase 2 percent to 3 percent for 2014.

(Millions of Dollars)	Three Months Ended June 30 2014 vs. 2013	Six Months Ended June 30 2014 vs. 2013
Nuclear plant operations and amortization	$15	$27
Electric and gas distribution expenses	3	13
Plant generation costs	6	6
Transmission costs	3	6
Other, net	(4)	2
Total increase in O&M expenses	$23	$54

•
Nuclear plant operations and amortization cost increases were primarily related to the amortization of the 2013 Monticello outage costs, as well as initiatives designed to improve the operational efficiencies of the plants;

•	Electric and gas distribution expenses were primarily driven by increased maintenance activities (e.g., vegetation management) and repairs and amounts related to pipeline system integrity;

•	Plant generation costs were driven by the timing of overhauls; and

•	Transmission costs increased as a result of higher substation maintenance and repairs.

Conservation and DSM Program Expenses — Conservation and DSM program expenses increased $10.4 million, or 17.2 percent, for the second quarter of 2014 and $23.9 million, or 19.2 percent, for the six months ended June 30, 2014. These increases were primarily attributable to higher electric recovery rates at NSP-Minnesota and PSCo. Conservation costs are recovered from customers and expensed on a kilowatt hour (KWh) basis. As such, increased sales due to cold winter temperatures or hot summer temperatures will increase revenues and expenses.

Depreciation and Amortization — Depreciation and amortization increased $11.4 million, or 4.7 percent, for the second quarter of 2014 and $8.6 million, or 1.7 percent, year-to-date. The increases were primarily attributed to normal system expansion, partially offset by additional accelerated amortization of the excess depreciation reserve associated with certain Minnesota assets. See further discussion within Note 5 to the consolidated financial statements.

Taxes (Other Than Income Taxes) — Taxes (other than income taxes) increased $14.2 million, or 13.9 percent, for the second quarter of 2014 and $25.5 million, or 11.8 percent, for the six months ended June 30, 2014. The increases were due to higher property taxes primarily in Minnesota and Colorado.

AFUDC, Equity and Debt — AFUDC increased $1.3 million for the second quarter of 2014 and $4.2 million year-to-date. The increases were due to construction related to the CACJA project and the expansion of transmission facilities, partially offset by the reduction caused by the portion of the Monticello LCM/EPU placed in service in July 2013.

Interest Charges — Interest charges decreased $7.5 million, or 5.1 percent, for the second quarter of 2014 and $8.0 million, or 2.8 percent, for the six months ended June 30, 2014. The decreases were primarily due to refinancings at lower interest rates and the write off of $6.3 million of unamortized debt expense associated with the calling of junior subordinated notes in May 2013. These positive factors were partially offset by higher long-term debt levels in the current period.

Income Taxes — Income tax expense increased $5.4 million for the second quarter of 2014. The increase in income tax expense was primarily due to higher pretax earnings in 2014, decreased permanent plant-related adjustments in 2014, recognition of research and experimentation credits in 2013 and a tax benefit for a carryback claim related to 2013. These were partially offset by a tax benefit for an income exclusion in 2014. The ETR was 34.8 percent for the second quarter of 2014, compared to 33.4 percent for the second quarter of 2013 due to these adjustments.

Income tax expense increased $22.7 million for the first six months of 2014. The increase in income tax expense was primarily due to higher pretax earnings in 2014, recognition of research and experimentation credits in 2013 and a tax benefit for a carryback claim related to 2013. These were partially offset by the successful resolution of a 2010-2011 IRS audit issue in 2014. The ETR was 34.5 percent for the first six months of 2014, compared to 33.4 percent for the first six months of 2013 due to these adjustments.

Public Utility Regulation

NSP-Minnesota

NSP System Resource Plans — In March 2013, the MPUC approved NSP-Minnesota’s Resource Plan and ordered a competitive acquisition process with the goal of adding approximately 500 MW of generation to the NSP System by 2019.

In May 2014, the MPUC issued its order directing NSP-Minnesota to negotiate a 100 MW solar PPA with Geronimo Energy, a natural gas, combined-cycle PPA with Calpine, a natural gas, combustion turbine PPA with Invenergy and to file these agreements later this fall. The MPUC also directed NSP-Minnesota to present its final pricing terms for its 215 MW natural gas combustion turbine, self-build option at the Black Dog site. The MPUC is expected to rule on the four options later this year.

In early 2013, NSP-Minnesota also issued a request for proposal (RFP) for wind generation and subsequently sought commission approval of the following four wind projects:

•	A 200 MW ownership project for the Pleasant Valley wind farm in Minnesota;

•	A 150 MW ownership project for the Border Winds wind farm in North Dakota;

•	A 200 MW PPA with Geronimo Energy, LLC for the Odell wind farm in Minnesota; and

•	A 200 MW PPA with Geronimo Energy, LLC for the Courtenay wind farm in North Dakota.

In October 2013, the MPUC approved the four wind projects. In 2014, the North Dakota Public Service Commission (NDPSC) approved the prudence of the Border Winds project as part of the rate case settlement and determined it will address the Pleasant Valley project at a later date. In June and July of 2014, NSP-Minnesota finalized agreements with Renewable Energy Systems Americas, Inc. for the Pleasant Valley and Border Winds projects and anticipates both projects going into service in 2015.

In April 2014, NSP-Minnesota issued a RFP for up to 100 MWs of solar generation resources. Proposals were received in June 2014. NSP-Minnesota is evaluating such bids and plans to submit recommendations regarding selected bids with the MPUC in October 2014.

CapX2020 — In 2009, the MPUC granted CONs to construct one 230 kilovolt (KV) electric transmission line and three 345 KV electric transmission lines as part of the CapX2020 project. The estimated cost of the five major CapX2020 transmission projects listed below is $2.1 billion. NSP-Minnesota and NSP-Wisconsin are responsible for approximately $1.2 billion of the total investment. As of June 30, 2014, Xcel Energy has invested $821 million of its $1.2 billion share of the five CapX2020 transmission projects.

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

Minnesota Solar — Minnesota legislation requires 1.5 percent of a public utility’s total electric retail sales to retail customers be generated using solar energy by 2020. Of the 1.5 percent, 10 percent must come from systems sized less than 20 kilowatts. There are two new solar programs approved: a community solar garden program that will provide bill credits to participating subscribers and a production incentive program for solar energy systems equal to or less than 20 kilowatts with authorized payments of $5.0 million over five years. The legislation also provides for an alternative tariff based on a distributed solar value or Value of Solar (VOS) methodology.

In March 2014, the DOC’s proposed VOS methodology was approved by the MPUC however, NSP-Minnesota disagrees with including the VOS in the community solar garden program. In June 2014, NSP-Minnesota submitted reply comments and a recalculation of the VOS rate to recognize lower costs and incorporate DOC assumptions. If the MPUC requires the VOS rate, and NSP-Minnesota’s VOS rate calculation is approved, production from solar gardens would earn 9.4 cents per KWh, adjusted annually for inflation. If the VOS rate is not required by the MPUC, it may approve a retail rate based credit ranging from 9.5 to 15 cents per KWh. The actual bill credit amount is dependent on tariff service the customer receives as well as their willingness to transfer the REC to NSP-Minnesota. An MPUC decision on community solar gardens, including the bill credit rate, is expected in the third quarter of 2014.

Nuclear Power Operations

NSP-Minnesota owns two nuclear generating plants: the Monticello plant and the PI plant. See Note 14 of Xcel Energy Inc.’s Annual Report on Form 10-K for the year ended Dec. 31, 2013 for further discussion regarding the nuclear generating plants.

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

NSP-Minnesota expects that complying with these external event requirements will cost approximately $80 to $100 million at the Monticello and PI plants. The majority of these costs are expected to be capital in nature and are included in NSP-Minnesota’s capital expenditure forecasts. NSP-Minnesota believes the costs associated with compliance would be recoverable from customers through regulatory mechanisms and does not expect a material impact on its results of operations, financial position, or cash flows.

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

NSP-Wisconsin

NSP-Wisconsin CapX2020 CPCN — The PSCW issued a CPCN for the Wisconsin portion of the Hampton, Minn. to La Crosse, Wis. project in May 2012. The Wisconsin route is approximately 50 miles of new transmission line with an estimated cost of $211 million. Construction on the Wisconsin terminus of the line, the Briggs Road Substation, began in mid-2013 and construction on the Wisconsin portion of the line began in June 2014. The line is expected to go into service in 2015.

NSP-Wisconsin / American Transmission Company, LLC (ATC) - La Crosse, Wis. to Madison, Wis. Transmission Line — In October 2013, NSP-Wisconsin and ATC jointly filed an application with the PSCW for a CPCN for a new 345 KV transmission line that would extend from La Crosse, Wis. to Madison, Wis. The proposed line, known as the Badger Coulee line, would run between 159 and 182 miles. Updated information was provided to the PSCW in April 2014 showing an estimated project cost, including AFUDC, of between $540 and $580 million, depending upon the route ultimately approved by the PSCW. NSP-Wisconsin’s share of the investment is estimated to be between $190 and $207 million. The cost estimates are based on a projected 2018 in-service year. In December 2011, MISO determined the line to be a MVP project, and as such, eligible for cost sharing under MISO’s MVP tariff.

On April 30, 2014, the PSCW determined the CPCN application was complete. The next step is an extensive regulatory review by the PSCW, the Wisconsin Department of Natural Resources and the Department of Agriculture. By statute, the PSCW has 360 days from the determination of completeness to issue a decision on the project. If approved, NSP-Wisconsin and ATC anticipate beginning construction on the line in mid-2016, with completion by late-2018.

PSCo

Brush, Colo. to Castle Pines, Colo. 345 KV Transmission Line — In March 2014, PSCo filed with the CPUC for a CPCN to construct a new 345 KV transmission line originating from Pawnee Station, near Brush, Colo. and terminating at the Daniels Park substation, near Castle Pines, Colo. The estimated cost of the project is $178 million. Evidentiary hearings are scheduled for September 2014. A CPUC decision is expected in early 2015.

Renewable Energy Standard (RES) Compliance Plan — Colorado law mandates that at least 30 percent of PSCo’s energy sales be supplied by renewable energy by 2020 and includes a distributed generation standard. In July 2013, PSCo filed its 2014 RES compliance plan that included the continuation of both the Solar*Rewards and Solar*Rewards Community programs. Hearings for the 2014 RES compliance plan were held in May 2014. A decision is anticipated in the third quarter of 2014.

Net Metering Standard — In conjunction with its 2014 RES compliance plan filing, PSCo proposed to track and quantify the system costs that are not avoided by distributed solar generation, which PSCo has defined as a “net metering incentive,” for purposes of equitably recovering costs between customers who participate in distributed generation and customers that do not. In December 2013, parties including the OCC filed answer testimony supporting PSCo’s net metering proposal. However, rooftop solar advocates opposed it and also argued for higher solar installation levels and a slower reduction in incentives over time. The CPUC has assigned the net metering issue to its own docket and established key dates to evaluate this matter. A CPUC decision is expected in the fourth quarter of 2014.

Solar*Connect Program — In April 2014, PSCo filed an application with the CPUC seeking approval for a program that would allow customers the option to purchase a portion or all of their electricity from a utility scale solar facility approximately 50 MW in size. Customer contracts under the program would run a minimum of one year. Hearings have been set for November 2014.

Boulder, Colo. Municipalization — PSCo’s franchise agreement with the City of Boulder (Boulder) expired on Dec. 31, 2010. In November 2011, a ballot measure was passed by the citizens of Boulder, which authorized the formation and operation of a municipal light and power utility and the issuance of enterprise revenue bonds, subject to certain restrictions, including the level of initial rates and debt service coverage.

In May 2014, the Boulder City Council passed an ordinance to establish an electric utility. In June 2014, PSCo filed a complaint in the Boulder District Court seeking a declaratory ruling that this ordinance violates Boulder’s charter requirements. Subsequently, Boulder filed a motion to dismiss PSCo’s complaint, which is still pending.

Boulder sent PSCo its final offer of $128 million for certain portions of PSCo’s transmission and distribution business, which includes Boulder and certain areas outside city limits. PSCo has notified Boulder that its offer has deficiencies related to property descriptions as well as other relevant information impacting the remainder of PSCo’s system. Under Colorado law, a condemning entity must pay the owner fair market value for the taking of and damages to the remainder of the property. In July 2014, Boulder filed a petition for condemnation in the Boulder District Court.

The CPUC has previously ruled that it has jurisdiction under Colorado law to determine the utility that will serve customers outside Boulder’s city limits, and will determine certain system separation matters as well as what facilities need to be constructed to ensure reliable service. The CPUC has declared that it should make its determinations prior to any eminent domain actions. In January 2014, Boulder appealed this ruling to the Boulder District Court. PSCo and the CPUC filed briefs in June 2014 in opposition of Boulder’s appeal. This matter is currently pending.

If Boulder were to succeed in the eminent domain proceeding, PSCo would seek to obtain full compensation for the business and its associated property taken by Boulder, as well as for all damages resulting to PSCo and its system. PSCo would also seek appropriate compensation for stranded costs with the FERC.

SPS

SPP Integrated Market (IM) — SPP has operated a regional energy imbalance market since 2007. SPS has recovered related charges and revenues in its retail and wholesale rates. In 2012 and 2013, the FERC approved proposed revisions to the SPP tariff to allow SPP to operate a day ahead and real time energy and ancillary services market similar to the regional market operated by MISO. The SPP IM began operations on March 1, 2014. SPS submitted filings to the FERC to modify its wholesale power sales contracts to allow recovery of SPP IM charges and revenues through the SPP wholesale fuel clause adjustment (FCA). SPS also requested approval to make sales to the SPP IM at market-based rates, which the FERC approved in February 2014. The FERC approved the FCA tariff filings in April 2014. SPS has also filed changes to its QF tariffs in Texas and New Mexico to revise the pricing applied to QF purchases to be consistent with the new market. In February 2014, SPS was granted interim approval of the revised QF tariff in Texas to coincide with the start of the IM. The New Mexico revised QF tariff was approved in March 2014.

SPS Transmission Notifications to Construct (NTCs) — In April 2014, the SPP Board of Directors approved the High Priority Incremental Load Study Report, a reliability assessment that evaluated the anticipated transmission needs of certain parts of the SPP resulting from expected load growth in the area. As a result of this study, SPS has received NTCs and conditional NTCs for 44 new transmission projects to be placed into service by 2020. SPS is in the process of evaluating these projects and their costs internally before submitting certificates of convenience and necessity (CCNs) to the PUCT and the NMPRC. These projects are intended to provide regional reliability benefits as well as the ability to serve the increase in load in Southeast New Mexico.

In April 2014, SPS filed a CCN with the NMPRC for a new 345 KV transmission line from the Potash Junction substation to the Roadrunner substation, both near Carlsbad, N.M. The proposed line would run 40 miles and cost an estimated $53 million. Approval for the CCN is pending.

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

The removal of a federal ROFR would eliminate rights that NSP-Minnesota, NSP-Wisconsin and SPS currently have under the MISO and SPP tariffs to build certain transmission projects within their footprints. In Order 1000, FERC instead required that the opportunity to build such projects would extend to competitive transmission developers. MISO, SPP, and PSCo all made their initial compliance filings to incorporate new provisions into their tariffs regarding regional planning and cost allocation. Various parties appealed Order 1000 final rules to the D.C. Circuit. The date for a Court decision in the appeal is uncertain.

The FERC ruled on the initial regional compliance filings for MISO, SPP and PSCo, directing further compliance changes and thus the SPP and PSCo regional compliance filings remain pending action by the FERC. The FERC ruling prohibits ROFR provisions in the MISO tariff and Transmission Owners Agreement (TOA), except for consideration of state statutes. The MISO Transmission Owners filed an appeal of this decision. Initial filings to address interregional planning and cost allocation requirements with other regions were made by PSCo, MISO and SPP and are pending action by the FERC.

Transmission-only subsidiaries (TransCo)
Xcel Energy has formed two TransCos that could bid for projects subject to a competitive bidding process in MISO and SPP. The MISO Board of Directors accepted a membership application for Xcel Energy Transmission Development Company, LLC (XETD) in April 2014. In May 2014, Xcel Energy formed Xcel Energy Southwest Transmission Company, LLC (XEST), which could bid for projects subject to a competitive bidding process in SPP.

NSP System
Minnesota, North Dakota and South Dakota legislation preserves ROFR rights. Wisconsin has not developed such legislation. The FERC’s initial order on MISO’s compliance filing required MISO to remove proposed tariff provisions that would have recognized state ROFR rights and allowed state regulators to select the developer of a transmission project. Xcel Energy requested rehearing of this issue. The FERC has also accepted changes to MISO’s transmission cost allocation procedures that will protect the ROFR for projects needed for system reliability. MISO has proposed that the Order 1000 compliance tariffs be effective for projects approved in December 2014.

PSCo
Colorado does not have legislation protecting ROFR rights for incumbent utilities. PSCo submitted its FERC compliance filing proposing that PSCo would join the WestConnect region, a consortium of utilities in the Western Interconnection and the FERC issued its initial order. In April 2013, PSCo and other WestConnect members requested rehearing. PSCo and other WestConnect jurisdictional utilities made their compliance filings to address directives in the March 2013 order. The FERC is expected to rule in 2014 on the compliance filing and the requests for rehearing. PSCo and other WestConnect members filed the interregional compliance filings in May 2013 and action on those filings is pending. The WestConnect members proposed that the regional and inter-regional compliance tariffs be effective prospectively after the final FERC orders, and not earlier than Jan. 1, 2015.

SPS
Xcel Energy believes that Texas statutes protect the ROFR of incumbent utilities operating outside of the ERCOT region to construct and own transmission interconnected to their systems, though this view is disputed by some parties. The State of New Mexico does not have legislation establishing ROFR rights for incumbent utilities. The FERC issued its initial order on SPP’s Order 1000 regional compliance filing in July 2013. The FERC identified several areas that required a further compliance filing by SPP to address regional compliance issues. Among other things, the FERC rejected SPP’s proposal to retain a ROFR for new transmission projects with operational voltages between 100 KV and 300 KV. Requests for rehearing of the FERC’s July 2013 order were filed in August 2013 and are pending the FERC’s action. The SPP regional compliance filing was filed in November 2013 and is currently pending. The SPP regional compliance tariffs went into effect March 1, 2014, subject to the outcome of the additional FERC proceedings. The SPP interregional compliance filing was submitted in July 2013 and is pending the FERC’s action.

MISO Transmission Pricing — The MISO Tariff presently provides for different allocation methods for the costs of new transmission investments depending on whether the project is primarily local or regional in nature. If a project qualifies as a MVP, the costs would be fully allocated to all loads in the MISO region. MVP eligibility is generally obtained for higher voltage (345 KV and higher) projects expected to serve multiple purposes, such as improved reliability, reduced congestion, transmission for renewable energy, and load serving. Certain parties appealed the FERC MVP tariff orders to the U.S. Court of Appeals for the Seventh Circuit (Seventh Circuit). In June 2013, the Seventh Circuit upheld the FERC MVP tariff orders allocating MVP project costs regionally, but remanded the FERC decision to not apply the regional charge to transmission service transactions crossing into the PJM RTO. U.S. Supreme Court review of the Seventh Circuit decision was requested. In March 2014, the U.S. Supreme Court denied the appeal. Appeals of the regional allocation issue have thus been exhausted. The FERC has not yet taken action on the remand of the PJM allocation issue. The NSP System has certain new transmission facilities for which other customers in MISO contribute to cost recovery. Likewise, the NSP System also pays a share of the costs of projects constructed by other transmission owning entities. The transmission revenues received by the NSP System from MISO, and the transmission charges paid to MISO, associated with projects subject to regional cost allocation could be significant in future periods.

NERC Critical Infrastructure Protection (CIP) Requirements — The FERC has approved version 5 of NERC’s CIP standards. Requirements must be applied to high and medium impact assets by April 1, 2016 and to low impact assets by April 1, 2017. Xcel Energy is currently in the process of evaluating the new requirements and identifying initiatives needed to meet the compliance deadlines.

NERC Physical Security Requirements — In July 2014, the FERC issued a notice of proposed rulemaking (NOPR) generally proposing to adopt NERC’s proposed CIP standard related to physical security for bulk electric system facilities. However, the FERC proposed a modification to the standard that would allow certain governmental authorities, including FERC, to revise an entity’s list of critical facilities. The new standard would likely be effective in 2015. Xcel Energy is currently in the process of evaluating and identifying the critical facilities impacted to better determine the cost of protections necessary to meet the standard. The additional cost for compliance is anticipated to be recoverable through rates.

SPP and MISO Complaints Regarding RTO Joint Operating Agreement (JOA) — SPP and MISO have a longstanding dispute regarding the interpretation of their JOA, which is intended to coordinate RTO operations along the MISO/SPP system boundary. SPP and MISO disagree over MISO’s authority to transmit power over SPP transmission facilities between the traditional MISO region in the Midwest and the Entergy system. Several cases have been filed with the FERC by MISO and SPP. In March 2014, FERC issued an order setting all of the cases for settlement judge proceedings, or hearings if settlement fails. The Xcel Energy utilities have intervened in the various dockets, arguing that non-firm use by MISO should not be subject to SPP transmission charges. If SPP is successful in charging MISO for use of the SPP system, the NSP System would experience higher costs from MISO, which could be material, but SPS would collect revenues from SPP. The outcome of the JOA disputes, and the potential impact on Xcel Energy, are uncertain at this time. In June 2014, the FERC accepted a proposed tariff change by MISO to recover transmission charges imposed by SPP retroactive to Jan. 29, 2014, and set the issues for settlement judge and hearing procedures.

Wind Integration Tariff Filing — In May 2014, PSCo filed proposed amendments to its Open Access Transmission Tariff with FERC designed to better allocate ancillary services costs associated with renewable generation to those customers on the PSCo system that use renewable resources to serve load. The proposed amendments include changes to the mechanism used to recover the cost of capacity associated with balancing of loads and resources and a new charge designed to recover the cost of additional capacity needed to respond to situations where the output of wind generators decreases significantly over a short period of time. PSCo proposed an effective date of Aug. 1, 2014 with rates suspended until Jan. 1, 2015. The FERC is required to take action on the filing within 60 days. The proposed tariff changes would not materially affect 2014 revenues, but would provide more appropriate cost allocation as additional renewable generation is connected to PSCo.

FERC Order 745 Vacated, Demand Response Compensation in Organized Wholesale Energy Markets (Order 745) — In 2011, the FERC issued a final rule requiring that demand resources participating in organized wholesale markets (such as MISO or SPP) be paid the locational marginal price for avoided energy consumption. Numerous parties objected to the rule. On appeal, the D.C. Circuit Court of Appeals vacated and remanded FERC’s order. The Court found that the order was an impermissible intrusion by the FERC into retail electric matters reserved to the states. The FERC has requested rehearing en banc (review by the entire appeals court panel) and that request remains pending. After issuance of the Court’s decision, FirstEnergy Service Company (FirstEnergy) filed a complaint requesting FERC to require PJM to remove all portions of the PJM Tariff allowing or requiring PJM to include demand response as suppliers to PJM’s wholesale markets. This complaint also remains pending. Neither the Court’s vacatur of Order 745 nor FirstEnergy’s complaint against PJM have material implications for NSP-Minnesota, NSP-Wisconsin or SPS at this time. However, these actions create uncertainty regarding future participation of demand resources in the MISO and SPP wholesale organized markets.

Environmental, Legal and Other Matters

See a discussion of environmental, legal and other matters in Note 6 to the consolidated financial statements.

Critical Accounting Policies and Estimates

Preparation of the consolidated financial statements and related disclosures in compliance with GAAP requires the application of accounting rules and guidance, as well as the use of estimates. The application of these policies involves judgments regarding future events, including the likelihood of success of particular projects, legal and regulatory challenges and anticipated recovery of costs. These judgments could materially impact the consolidated financial statements and disclosures, based on varying assumptions. In addition, the financial and operating environment also may have a significant effect on the operation of the business and on the results reported even if the nature of the accounting policies applied have not changed. Item 7 — Management’s Discussion and Analysis, in Xcel Energy Inc.’s Annual Report on Form 10-K for the year ended Dec. 31, 2013, includes a discussion of accounting policies and estimates that are most significant to the portrayal of Xcel Energy’s financial condition and results, and that require management’s most difficult, subjective or complex judgments. Each of these has a higher likelihood of resulting in materially different reported amounts under different conditions or using different assumptions. As of June 30, 2014, there have been no material changes to policies set forth in Xcel Energy Inc.’s Annual Report on Form 10-K for the year ended Dec. 31, 2013.

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

At June 30, 2014, the fair values by source for net commodity trading contract assets were as follows:

	Futures / Forwards
(Thousands of Dollars)	Source of Fair Value	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity Greater Than 5 Years	Total Futures/ Forwards Fair Value
NSP-Minnesota	(a)	$9,368	$11,046	$1,445	$(448)	$21,411
NSP-Minnesota	(b)	5,107	—	—	368	5,475
		$14,475	$11,046	$1,445	$(80)	$26,886

	Options
(Thousands of Dollars)	Source of Fair Value	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity Greater Than 5 Years	Total Futures/ Forwards Fair Value
NSP-Minnesota	(b)	$50	$—	$—	$—	$50
(a) — Prices actively quoted or based on actively quoted prices.
(b) — Prices based on models and other valuation methods.

Changes in the fair value of commodity trading contracts before the impacts of margin-sharing mechanisms were as follows:

	Six Months Ended June 30
(Thousands of Dollars)	2014	2013
Fair value of commodity trading net contract assets outstanding at Jan. 1	$30,514	$28,314
Contracts realized or settled during the period	(7,278)	(3,863)
Commodity trading contract additions and changes during period	3,700	2,003
Fair value of commodity trading net contract assets outstanding at June 30	$26,936	$26,454

At June 30, 2014, a 10 percent increase in market prices for commodity trading contracts would increase pretax income by approximately $1.1 million, whereas a 10 percent decrease would decrease pretax income from continuing operations by approximately $1.1 million. At June 30, 2013, a 10 percent increase in market prices for commodity trading contracts would increase pretax income from continuing operations by approximately $1.2 million, whereas a 10 percent decrease would decrease pretax income from continuing operations by approximately $1.2 million.

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

The VaRs for the NSP-Minnesota and PSCo commodity trading operations, calculated on a consolidated basis using a Monte Carlo simulation with a 95 percent confidence level and a one-day holding period, were as follows:

(Millions of Dollars)	Three Months Ended June 30	VaR Limit	Average	High	Low
2014	$0.42	$3.00	$0.77	$1.69	$0.06
2013	0.43	3.00	0.70	1.47	0.21

Nuclear Fuel Supply — In December 2014, NSP-Minnesota is scheduled to take delivery of 69 percent of its 2014 enriched nuclear material requirements and in December 2015 approximately 13 percent of its 2015 enriched nuclear material requirements that could be impacted by events in Ukraine and sanctions against Russia. NSP-Minnesota has arranged for deliveries of material from alternate sources in 2014 and 2015 that would not be impacted by these world events and provide the flexibility to manage its nuclear fuel supply to ensure that plant availability and reliability will not be negatively impacted in the near term. Long term through 2024, NSP-Minnesota is scheduled to take delivery of approximately 34 percent of its average enriched nuclear material requirements that could be impacted by events in Ukraine and extended sanctions against Russia. NSP-Minnesota is closely following the progression of these events and will periodically assess if further actions are required to assure security of supply of enriched nuclear material beyond 2015.

Interest Rate Risk — Xcel Energy is subject to the risk of fluctuating interest rates in the normal course of business. Xcel Energy’s risk management policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives such as swaps, caps, collars and put or call options.

At June 30, 2014 and 2013, a 100-basis-point change in the benchmark rate on Xcel Energy’s variable rate debt would impact pretax interest expense annually by approximately $7.8 million and $4.4 million, respectively. See Note 8 to the consolidated financial statements for a discussion of Xcel Energy Inc. and its subsidiaries’ interest rate derivatives.

NSP-Minnesota also maintains a nuclear decommissioning fund, as required by the NRC. The nuclear decommissioning fund is subject to interest rate risk and equity price risk. At June 30, 2014, the fund was invested in a diversified portfolio of cash equivalents, debt securities, equity securities, and other investments. These investments may be used only for activities related to nuclear decommissioning. Given the purpose and legal restrictions on the use of nuclear decommissioning fund assets, realized and unrealized gains on fund investments over the life of the fund are deferred as an offset of NSP-Minnesota’s regulatory asset for nuclear decommissioning costs. Consequently, any realized and unrealized gains and losses on securities in the nuclear decommissioning fund, including any other-than-temporary impairments, are deferred as a component of the regulatory asset for nuclear decommissioning. Since the accounting for nuclear decommissioning recognizes that costs are recovered through rates, fluctuations in equity prices or interest rates do not have an impact on earnings.

Credit Risk — Xcel Energy Inc. and its subsidiaries are also exposed to credit risk. Credit risk relates to the risk of loss resulting from counterparties’ nonperformance on their contractual obligations. Xcel Energy Inc. and its subsidiaries maintain credit policies intended to minimize overall credit risk and actively monitor these policies to reflect changes and scope of operations.

At June 30, 2014, a 10 percent increase in commodity prices would have resulted in an increase in credit exposure of $35.9 million, while a decrease in prices of 10 percent would have resulted in a decrease in credit exposure of $22.2 million. At June 30, 2013, a 10 percent increase in commodity prices would have resulted in a decrease in credit exposure of $5.2 million, while a decrease in prices of 10 percent would have resulted in an increase in credit exposure of $13.7 million.

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

Commodity Derivatives — Xcel Energy continuously monitors the creditworthiness of the counterparties to its commodity derivative contracts and assesses each counterparty’s ability to perform on the transactions set forth in the contracts. Given this assessment and the typically short duration of these contracts, the impact of discounting commodity derivative assets for counterparty credit risk was not material to the fair value of commodity derivative assets at June 30, 2014. Xcel Energy also assesses the impact of its own credit risk when determining the fair value of commodity derivative liabilities. The impact of discounting commodity derivative liabilities for credit risk was immaterial to the fair value of commodity derivative liabilities at June 30, 2014.

Commodity derivative assets and liabilities assigned to Level 3 typically consist of FTRs, as well as forwards and options that are long-term in nature. Level 3 commodity derivative assets and liabilities represent 7.1 percent and 61.8 percent of total assets and liabilities, respectively, measured at fair value at June 30, 2014.

Determining the fair value of FTRs requires numerous management forecasts that vary in observability, including various forward commodity prices, retail and wholesale demand, generation and resulting transmission system congestion. Given the limited observability of management’s forecasts for several of these inputs, these instruments have been assigned a Level 3. Level 3 commodity derivatives assets and liabilities included $133.1 million and $28.6 million of estimated fair values, respectively, for FTRs held at June 30, 2014.

Determining the fair value of certain commodity forwards and options can require management to make use of subjective price and volatility forecasts which extend to periods beyond those readily observable on active exchanges or quoted by brokers. When less observable forward price and volatility forecasts are significant to determining the value of commodity forwards and options, these instruments are assigned to Level 3. Level 3 commodity derivative assets included $1.0 million of estimated fair values, and no liabilities, for forwards held at June 30, 2014. There were no Level 3 options held at June 30, 2014.

Nuclear Decommissioning Fund — Nuclear decommissioning fund assets assigned to Level 3 consist of private equity investments and real estate investments. Based on an evaluation of NSP-Minnesota’s ability to redeem private equity investments and real estate investment funds measured at net asset value, estimated fair values for these investments totaling $146.8 million in the nuclear decommissioning fund at June 30, 2014 (approximately 7.8 percent of total assets measured at fair value) are assigned to Level 3. Realized and unrealized gains and losses on nuclear decommissioning fund investments are deferred as a regulatory asset.

Liquidity and Capital Resources

Cash Flows

	Six Months Ended June 30
(Millions of Dollars)	2014	2013
Cash provided by operating activities	$1,040	$1,074

Net cash provided by operating activities decreased $34 million for the six months ended June 30, 2014, compared with the six months ended June 30, 2013. The decrease was primarily due to changes in working capital related to the timing of payments and receipts, partially offset by higher net income and lower pension contributions.

	Six Months Ended June 30
(Millions of Dollars)	2014	2013
Cash used in investing activities	$(1,531)	$(1,512)

Net cash used in investing activities increased $19 million for the six months ended June 30, 2014, compared with the six months ended June 30, 2013. The reduction caused by higher capital expenditures in 2013, primarily related to several major construction projects including the Monticello nuclear EPU and the PI steam generator replacement, was more than offset by lower proceeds received in 2014 from insurance related to Sherco Unit 3.

	Six Months Ended June 30
(Millions of Dollars)	2014	2013
Cash provided by financing activities	$484	$414

Net cash provided by financing activities increased $70 million for the six months ended June 30, 2014, compared with the six months ended June 30, 2013. The increase was primarily due to proceeds from short-term debt as well as lower repayments of short-term and long-term debt, partially offset by lower proceeds from both long-term debt, issuances of common stock and higher dividend payments.

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

As a result of this legislation, there will be material increased reporting requirements for certain volumes of derivative and swap activity. In April, 2012, the CFTC ruled that swap dealing activity conducted by entities under a notional limit, initially set at $8 billion with further potential reduction to $3 billion after five years, will fall under the general de minimis threshold and will not subject an entity to registering as a swap dealer. Through a no-action letter issued in March 2014 by the CFTC Division of Swap Dealer and Intermediary Oversight, an entity may deal in utility operations-related swaps, and not be required to register as a swap dealer provided that the aggregate gross notional amount of swap dealing activity (including utility operations-related swaps) does not exceed the general de minimis threshold and provided that the entity has not exceeded the special entity de minimis threshold (excluding utility operations-related swaps) of $25 million for the preceding 12 months. Xcel Energy’s current and projected swap activity is well below these de minimis thresholds. The bill also contains provisions that should exempt certain derivatives end users from much of the clearing and margin requirements. Xcel Energy does not expect to be materially impacted by the margining provisions. Xcel Energy has completed its review of the additional reporting obligations for “trade options,” which are physical electric and gas contracts that contain embedded volumetric and/or price optionality. At this time, none of the contracts used by Xcel Energy qualify as a “trade option.” However, this determination is subject to change as additional Dodd-Frank Act rules continue to be finalized and implemented and subsequent transactions are executed. Xcel Energy is currently meeting all other reporting requirements.

SPP FTR Margining Requirements — The SPP conducted its first annual FTR auction in the spring of 2014 associated with the implementation of the SPP IM. The full process for transmission owners involves the receipt of Auction Revenue Rights (ARRs) and, if elected by the transmission owner, conversion of those ARRs to firm FTRs. At June 30, 2014, SPS has a $41 million letter of credit posted with SPP. That collateral initially supported the ARR to FTR conversion activity and is expected to be left in place to support the potential collateral requirements for the first summer of IM operation.

Pension Fund — Xcel Energy’s pension assets are invested in a diversified portfolio of domestic and international equity securities, short-term to long-duration fixed income securities, and alternative investments, including private equity, real estate, hedge fund of funds and commodity investments.

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

Short-Term Investments — Xcel Energy Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS maintain cash operating and short-term investment accounts. At June 30, 2014, approximately $2.4 million of cash was held in these accounts.

Commercial Paper — Xcel Energy Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS each have individual commercial paper programs. The authorized levels for these commercial paper programs are:

•	$800 million for Xcel Energy Inc.;

•	$700 million for PSCo;

•	$500 million for NSP-Minnesota;

•	$300 million for SPS; and

•	$150 million for NSP-Wisconsin.

Commercial paper outstanding for Xcel Energy was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2014	Twelve Months Ended Dec. 31, 2013
Borrowing limit	$2,450	$2,450
Amount outstanding at period end	778	759
Average amount outstanding	910	481
Maximum amount outstanding	1,186	1,160
Weighted average interest rate, computed on a daily basis	0.32%	0.31%
Weighted average interest rate at period end	0.35	0.25

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

As of July 29, 2014, Xcel Energy Inc. and its utility subsidiaries had the following committed credit facilities available to meet liquidity needs:

(Millions of Dollars)	Credit Facility (a)	Drawn (b)	Available	Cash	Liquidity
Xcel Energy Inc.	$800.0	$433.0	$367.0	$0.3	$367.3
PSCo	700.0	303.5	396.5	0.3	396.8
NSP-Minnesota	500.0	105.9	394.1	0.7	394.8
SPS	300.0	83.0	217.0	0.9	217.9
NSP-Wisconsin	150.0	11.0	139.0	0.9	139.9
Total	$2,450.0	$936.4	$1,513.6	$3.1	$1,516.7

(a)	These credit facilities expire in July 2017.

(b)	Includes outstanding commercial paper and letters of credit.

During the second quarter of 2014, Xcel Energy began working with its bank group to amend and extend the existing revolving credit agreements for Xcel Energy Inc. and each of its regulated subsidiaries. Xcel Energy expects to finalize these agreements during the third quarter of 2014.

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

During 2014, Xcel Energy Inc. and its utility subsidiaries completed the following bond issuances:

•	In March, PSCo issued $300 million of 4.30 percent first mortgage bonds due March 15, 2044;

•	In May, NSP-Minnesota issued $300 million of 4.125 percent first mortgage bonds due May 15, 2044;

•	In June, SPS issued $150 million of 3.30 percent first mortgage bonds due June 15, 2024; and

•	In June, NSP-Wisconsin issued $100 million of 3.30 percent first mortgage bonds due June 15, 2024.

In connection with SPS’ issuance of $150 million of 3.30 percent first mortgage bonds due June 15, 2024, SPS issued $250 million of collateral 8.75 percent first mortgage bonds due Dec. 1, 2018 to the trustee under its senior unsecured indenture in order to secure its previously issued Series G Senior Notes, 8.75 percent due Dec. 1, 2018, equally and ratably with SPS’ first mortgage bonds as required by the terms of such Series G Senior Notes.

In March 2013, Xcel Energy Inc. filed a prospectus supplement under which it may sell up to $400 million of its common stock through an ATM program. During the six months ended June 30, 2014, Xcel Energy Inc. issued approximately 5.7 million shares of common stock through this program for approximately $175 million. As a result, Xcel Energy has completed its ATM program. Xcel Energy does not anticipate issuing any additional equity, beyond its dividend reinvestment program and to fund benefit programs, over the next five years based on its current capital expenditure plan.

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

Earnings Guidance

Xcel Energy’s 2014 ongoing earnings guidance is $1.90 to $2.05 per share. Key assumptions related to 2014 earnings are detailed below:

•	Constructive outcomes in all rate case and regulatory proceedings.

•	Normal weather patterns are experienced for the remainder of the year.

•	Weather-normalized retail electric utility sales are projected to increase approximately 1.0 percent.

•	Weather-normalized retail firm natural gas sales are projected to increase approximately 2.0 percent.

•	Capital rider revenue is projected to increase by $40 million to $50 million over 2013 levels.

•	O&M expenses are projected to increase approximately 2 percent to 3 percent over 2013 levels.

•
Depreciation expense is projected to increase $30 million to $40 million over 2013 levels, reflecting the proposed acceleration of the amortization of the excess depreciation reserve as part of NSP-Minnesota’s moderation plan in the Minnesota electric rate case. The moderation plan, if approved by the MPUC, would reduce depreciation expense by approximately $81 million in 2014.

•	Property taxes are projected to increase approximately $40 million to $50 million over 2013 levels.

•	Interest expense (net of AFUDC — debt) is projected to decrease $5 to $15 million from 2013 levels.

•	AFUDC — equity is projected to increase approximately $5 million to $10 million over 2013 levels.

•	The ETR is projected to be approximately 34 percent to 36 percent.

•	Average common stock and equivalents are projected to be approximately 504 million shares.

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

Ongoing earnings is calculated using net income and adjusting for certain nonrecurring or infrequent items that are, in management’s view, not reflective of ongoing operations.

Item 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management’s Discussion and Analysis — Derivatives, Risk Management and Market Risk under Item 2.

Item 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Xcel Energy maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure. As of June 30, 2014, based on an evaluation carried out under the supervision and with the participation of Xcel Energy’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that Xcel Energy’s disclosure controls and procedures were effective.

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

Item 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases of equity securities that are registered by Xcel Energy Inc. pursuant to Section 12 of the Exchange Act for the quarter ended June 30, 2014:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2014 — April 30, 2014	—	$—	—	—
May 1, 2014 — May 31, 2014	—	—	—	—
June 1, 2014 — June 30, 2014	—	—	—	—
Total	—		—	—

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
4.01*
Supplemental Trust Indenture dated as of May 1, 2014 between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as successor Trustee, creating $300 million principal amount of 4.125 percent First Mortgage Bonds, Series due May 15, 2044. (Exhibit 4.01 to NSP-Minnesota’s Form 8-K dated May 13, 2014 (file no. 001-31387)).

4.02*
Supplemental Indenture dated as of June 1, 2014 between NSP-Wisconsin and U.S. Bank National Association, as successor Trustee, creating $100 million principal amount of 3.30 percent First Mortgage Bonds, Series due June 15, 2024. (Exhibit 4.01 to NSP-Wisconsin’s Form 8-K dated June 23, 2014 (file no. 001-03140)).

4.03*
Fifth Supplemental Indenture dated as of Nov. 1, 2008 between SPS and The Bank of New York Mellon Trust Company, N.A., as successor Trustee. (Exhibit 4.02 to SPS’ Form 8-K dated June 2, 2014 (file no. 001-03789)).

4.04*
Sixth Supplemental Indenture dated as of June 1, 2014 between SPS and The Bank of New York Mellon Trust Company, N.A., as successor Trustee. (Exhibit 4.03 to SPS’ Form 8-K dated June 2, 2014 (file no. 001-03789)).

4.05*	Supplemental Indenture No. 2 dated as of June 1, 2014 between SPS and U.S. Bank National Association, as Trustee. (Exhibit 4.06 to SPS’ Form 8-K dated June 2, 2014 (file no. 001-03789)).
4.06*
Supplemental Indenture No. 3 dated as of June 1, 2014 between SPS and U.S. Bank National Association, as Trustee, creating $150 million principal amount of 3.30 percent First Mortgage Bonds, Series No. 3 due 2024. (Exhibit 4.02 to SPS’ Form 8-K dated June 9, 2014 (file no. 001-03789)).

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
101
The following materials from Xcel Energy Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) the Consolidated Statements of Common Stockholders’ Equity, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XCEL ENERGY INC.

Aug. 1, 2014	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Vice President and Controller
(Principal Accounting Officer)

/s/ TERESA S. MADDEN
Teresa S. Madden
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)