Form 10-Q
period 2015-06-30
XCEL ENERGY INC
filed 2015-07-31
CIK 72903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Class	Outstanding at July 27, 2015
Common Stock, $2.50 par value	507,211,342 shares

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

PART I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

XCEL ENERGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (amounts in thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Operating revenues
Electric	$2,213,460	$2,297,638	$4,438,323	$4,599,348
Natural gas	284,131	369,127	1,000,127	1,248,815
Other	17,543	18,331	38,903	39,537
Total operating revenues	2,515,134	2,685,096	5,477,353	5,887,700

Operating expenses
Electric fuel and purchased power	904,705	1,041,322	1,854,837	2,108,643
Cost of natural gas sold and transported	126,667	210,901	599,038	834,729
Cost of sales — other	8,164	7,642	18,213	16,771
Operating and maintenance expenses	594,279	585,604	1,180,109	1,145,747
Conservation and demand side management program expenses	54,141	70,834	107,946	148,380
Depreciation and amortization	274,602	255,307	547,700	501,250
Taxes (other than income taxes)	129,731	116,278	266,357	240,980
Loss on Monticello life cycle management/extended power uprate project	—	—	129,463	—
Total operating expenses	2,092,289	2,287,888	4,703,663	4,996,500

Operating income	422,845	397,208	773,690	891,200

Other income, net	961	82	4,122	3,283
Equity earnings of unconsolidated subsidiaries	8,422	7,811	16,198	15,249
Allowance for funds used during construction — equity	12,641	23,608	25,301	45,515

Interest charges and financing costs
Interest charges — includes other financing costs of $5,861, $5,614, $11,559 and $11,406, respectively	144,222	139,400	289,162	278,494
Allowance for funds used during construction — debt	(6,165)	(10,113)	(12,309)	(19,661)
Total interest charges and financing costs	138,057	129,287	276,853	258,833

Income before income taxes	306,812	299,422	542,458	696,414
Income taxes	109,881	104,258	193,461	240,029
Net income	$196,931	$195,164	$348,997	$456,385

Weighted average common shares outstanding:
Basic	507,707	503,272	507,359	501,408
Diluted	508,074	503,456	507,747	501,612

Earnings per average common share:
Basic	$0.39	$0.39	$0.69	$0.91
Diluted	0.39	0.39	0.69	0.91

Cash dividends declared per common share	$0.32	$0.30	$0.64	$0.60

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (amounts in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Net income	$196,931	$195,164	$348,997	$456,385

Other comprehensive income

Pension and retiree medical benefits:
Amortization of losses included in net periodic benefit cost, net of tax of $561, $550, $1,130 and $1,099, respectively	883	864	1,759	1,728

Derivative instruments:
Net fair value increase, net of tax of $11, $9, $4 and $6, respectively	18	16	7	8
Reclassification of losses to net income, net of tax of $382, $365, $764 and $722, respectively	600	574	1,185	1,135
	618	590	1,192	1,143
Marketable securities:
Net fair value increase, net of tax of $1, $0, $1 and $24, respectively	1	—	2	38

Other comprehensive income	1,502	1,454	2,953	2,909
Comprehensive income	$198,433	$196,618	$351,950	$459,294

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (amounts in thousands)

	Six Months Ended June 30
	2015	2014
Operating activities
Net income	$348,997	$456,385
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	556,420	509,914
Conservation and demand side management program amortization	2,901	3,131
Nuclear fuel amortization	49,454	60,466
Deferred income taxes	191,164	236,479
Amortization of investment tax credits	(2,768)	(2,886)
Allowance for equity funds used during construction	(25,301)	(45,515)
Equity earnings of unconsolidated subsidiaries	(16,198)	(15,249)
Dividends from unconsolidated subsidiaries	19,754	18,114
Share-based compensation expense	21,420	10,990
Loss on Monticello life cycle management/extended power uprate project	129,463	—
Net realized and unrealized hedging and derivative transactions	13,450	(2,403)
Changes in operating assets and liabilities:
Accounts receivable	150,283	1,406
Accrued unbilled revenues	145,781	77,557
Inventories	64,561	75,268
Other current assets	69,080	(32,157)
Accounts payable	(132,032)	(147,734)
Net regulatory assets and liabilities	129,595	63,675
Other current liabilities	(92,108)	(129,981)
Pension and other employee benefit obligations	(78,681)	(115,455)
Change in other noncurrent assets	684	47,855
Change in other noncurrent liabilities	(36,874)	(30,349)
Net cash provided by operating activities	1,509,045	1,039,511

Investing activities
Utility capital/construction expenditures	(1,477,959)	(1,575,748)
Proceeds from insurance recoveries	27,237	6,000
Allowance for equity funds used during construction	25,301	45,515
Purchases of investments in external decommissioning fund	(640,100)	(404,780)
Proceeds from the sale of investments in external decommissioning fund	636,669	401,488
Investment in WYCO Development LLC	(764)	(2,132)
Other, net	(1,407)	(1,568)
Net cash used in investing activities	(1,431,023)	(1,531,225)

Financing activities
(Repayments of) proceeds from short-term borrowings, net	(568,500)	18,800
Proceeds from issuance of long-term debt	841,534	838,582
Repayments of long-term debt	(454)	(275,484)
Proceeds from issuance of common stock	3,409	176,573
Dividends paid	(298,022)	(274,361)
Net cash (used in) provided by financing activities	(22,033)	484,110

Net change in cash and cash equivalents	55,989	(7,604)
Cash and cash equivalents at beginning of period	79,608	107,144
Cash and cash equivalents at end of period	$135,597	$99,540

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(266,840)	$(251,461)
Cash received (paid) for income taxes, net	58,598	(4,704)

Supplemental disclosure of non-cash investing and financing transactions:
Property, plant and equipment additions in accounts payable	$206,540	$305,447
Issuance of common stock for reinvested dividends and 401(k) plans	30,498	29,272

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED) (amounts in thousands, except share and per share data)

	June 30, 2015	Dec. 31, 2014
Assets
Current assets
Cash and cash equivalents	$135,597	$79,608
Accounts receivable, net	676,223	826,506
Accrued unbilled revenues	582,711	728,492
Inventories	532,703	597,183
Regulatory assets	364,746	444,058
Derivative instruments	63,603	85,723
Deferred income taxes	429,860	246,210
Prepaid taxes	121,705	185,488
Prepayments and other	141,774	171,112
Total current assets	3,048,922	3,364,380

Property, plant and equipment, net	29,350,364	28,756,916

Other assets
Nuclear decommissioning fund and other investments	1,880,153	1,832,640
Regulatory assets	2,759,892	2,774,216
Derivative instruments	53,306	53,775
Other	176,172	175,957
Total other assets	4,869,523	4,836,588
Total assets	$37,268,809	$36,957,884

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$707,356	$257,726
Short-term debt	451,000	1,019,500
Accounts payable	830,278	1,173,006
Regulatory liabilities	418,618	410,729
Taxes accrued	280,838	396,615
Accrued interest	160,146	158,536
Dividends payable	162,224	151,720
Derivative instruments	26,845	21,632
Other	499,946	475,119
Total current liabilities	3,537,251	4,064,583

Deferred credits and other liabilities
Deferred income taxes	6,249,511	5,852,988
Deferred investment tax credits	70,928	73,696
Regulatory liabilities	1,176,806	1,163,429
Asset retirement obligations	2,517,668	2,446,631
Derivative instruments	171,691	183,936
Customer advances	241,546	256,945
Pension and employee benefit obligations	858,450	936,907
Other	279,766	264,653
Total deferred credits and other liabilities	11,566,366	11,179,185

Commitments and contingencies
Capitalization
Long-term debt	11,896,126	11,499,634
Common stock — 1,000,000,000 shares authorized of $2.50 par value; 506,959,395 and 505,733,267 shares outstanding at June 30, 2015 and Dec. 31, 2014, respectively	1,267,398	1,264,333
Additional paid in capital	5,863,209	5,837,330
Retained earnings	3,243,645	3,220,958
Accumulated other comprehensive loss	(105,186)	(108,139)
Total common stockholders’ equity	10,269,066	10,214,482
Total liabilities and equity	$37,268,809	$36,957,884

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY (UNAUDITED) (amounts in thousands)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholders’ Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended June 30, 2015 and 2014
Balance at March 31, 2014	501,152	$1,252,879	$5,681,150	$2,918,215	$(104,820)	$9,747,424
Net income				195,164		195,164
Other comprehensive income					1,454	1,454
Dividends declared on common stock				(151,973)		(151,973)
Issuances of common stock	3,954	9,885	111,053			120,938
Share-based compensation			7,765			7,765
Balance at June 30, 2014	505,106	$1,262,764	$5,799,968	$2,961,406	$(103,366)	$9,920,772

Balance at March 31, 2015	506,664	$1,266,659	$5,844,995	$3,209,904	$(106,688)	$10,214,870
Net income				196,931		196,931
Other comprehensive income					1,502	1,502
Dividends declared on common stock				(163,190)		(163,190)
Issuances of common stock	295	739	9,316			10,055
Share-based compensation			8,898			8,898
Balance at June 30, 2015	506,959	$1,267,398	$5,863,209	$3,243,645	$(105,186)	$10,269,066

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY (UNAUDITED) (Continued) (amounts in thousands)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholders’ Equity
	Shares	Par Value	Additional Paid In Capital
Six Months Ended June 30, 2015 and 2014
Balance at Dec. 31, 2013	497,972	$1,244,929	$5,619,313	$2,807,983	$(106,275)	$9,565,950
Net income				456,385		456,385
Other comprehensive income					2,909	2,909
Dividends declared on common stock				(302,962)		(302,962)
Issuances of common stock	7,134	17,835	166,825			184,660
Share-based compensation			13,830			13,830
Balance at June 30, 2014	505,106	$1,262,764	$5,799,968	$2,961,406	$(103,366)	$9,920,772

Balance at Dec. 31, 2014	505,733	$1,264,333	$5,837,330	$3,220,958	$(108,139)	$10,214,482
Net income				348,997		348,997
Other comprehensive income					2,953	2,953
Dividends declared on common stock				(326,310)		(326,310)
Issuances of common stock	1,226	3,065	10,209			13,274
Share-based compensation			15,670			15,670
Balance at June 30, 2015	506,959	$1,267,398	$5,863,209	$3,243,645	$(105,186)	$10,269,066

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of Xcel Energy Inc. and its subsidiaries as of June 30, 2015 and Dec. 31, 2014; the results of its operations, including the components of net income and comprehensive income, and changes in stockholders’ equity for the three and six months ended June 30, 2015 and 2014; and its cash flows for the six months ended June 30, 2015 and 2014. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after June 30, 2015 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2014 balance sheet information has been derived from the audited 2014 consolidated financial statements included in the Xcel Energy Inc. Annual Report on Form 10-K for the year ended Dec. 31, 2014. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the Xcel Energy Inc. Annual Report on Form 10-K for the year ended Dec. 31, 2014, filed with the SEC on Feb. 20, 2015. Due to the seasonality of Xcel Energy’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the consolidated financial statements in the Xcel Energy Inc. Annual Report on Form 10-K for the year ended Dec. 31, 2014, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements

Recently Issued

Revenue Recognition — In May 2014, the Financial Accounting Standards Board (FASB) issued Revenue from Contracts with Customers, Topic 606 (Accounting Standards Update (ASU) No. 2014-09), which provides a framework for the recognition of revenue, with the objective that recognized revenues properly reflect amounts an entity is entitled to receive in exchange for goods and services. The new guidance also includes additional disclosure requirements regarding revenue, cash flows and obligations related to contracts with customers. As a result of the FASB’s deferral of the standard’s required implementation date in July 2015, the guidance is effective for interim and annual reporting periods beginning after Dec. 15, 2017. Xcel Energy is currently evaluating the impact of adopting ASU 2014-09 on its consolidated financial statements.

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

Fair Value Measurement — In May 2015, the FASB issued Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent), Topic 820 (Accounting Standards Update (ASU) No. 2015-07), which removes the requirement to categorize within the fair value hierarchy the fair values for investments measured using a net asset value methodology. This guidance will be effective on a retrospective basis for interim and annual reporting periods beginning after Dec. 15, 2015, and early adoption is permitted. Other than the reduced disclosure requirements, Xcel Energy does not expect the implementation of ASU 2015-07 to have a material impact on its consolidated financial statements.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	June 30, 2015	Dec. 31, 2014
Accounts receivable, net
Accounts receivable	$726,732	$884,225
Less allowance for bad debts	(50,509)	(57,719)
	$676,223	$826,506

(Thousands of Dollars)	June 30, 2015	Dec. 31, 2014
Inventories
Materials and supplies	$256,000	$244,099
Fuel	203,177	183,249
Natural gas	73,526	169,835
	$532,703	$597,183

(Thousands of Dollars)	June 30, 2015	Dec. 31, 2014
Property, plant and equipment, net
Electric plant	$33,996,892	$33,203,139
Natural gas plant	4,726,068	4,643,452
Common and other property	1,623,828	1,611,486
Plant to be retired (a)	55,397	71,534
Construction work in progress	2,092,391	2,005,531
Total property, plant and equipment	42,494,576	41,535,142
Less accumulated depreciation	(13,543,351)	(13,168,418)
Nuclear fuel	2,405,823	2,347,422
Less accumulated amortization	(2,006,684)	(1,957,230)
	$29,350,364	$28,756,916

(a)	PSCo has received approval for early retirement of Cherokee Unit 3 and Valmont Unit 5 between 2015 and 2017. Amounts are presented net of accumulated depreciation.

4.	Income Taxes

Except to the extent noted below, Note 6 to the consolidated financial statements included in Xcel Energy Inc.’s Annual Report on Form 10-K for the year ended Dec. 31, 2014 appropriately represents, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Federal Audit — Xcel Energy files a consolidated federal income tax return. The statute of limitations applicable to Xcel Energy’s 2009 federal income tax return expires in March 2016. In the third quarter of 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011, including the 2009 carryback claim. As of June 30, 2015, the IRS had proposed an adjustment to the federal tax loss carryback claims that would result in $12 million of income tax expense for the 2009 through 2011 claims, the recently filed 2013 claim, and the anticipated claim for 2014. As of June 30, 2015, the IRS has begun the appeals process; however, the outcome and timing of a resolution is uncertain.

State Audits — Xcel Energy files consolidated state tax returns based on income in its major operating jurisdictions of Colorado, Minnesota, Texas, and Wisconsin, and various other state income-based tax returns. As of June 30, 2015, Xcel Energy’s earliest open tax years that are subject to examination by state taxing authorities in its major operating jurisdictions were as follows:

State	Year
Colorado	2009
Minnesota	2009
Texas	2009
Wisconsin	2010

As of June 30, 2015, there were no state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	June 30, 2015	Dec. 31, 2014
Unrecognized tax benefit — Permanent tax positions	$16.4	$16.2
Unrecognized tax benefit — Temporary tax positions	56.9	50.3
Total unrecognized tax benefit	$73.3	$66.5

The unrecognized tax benefit amounts were reduced by the tax benefits associated with net operating loss (NOL) and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	June 30, 2015	Dec. 31, 2014
NOL and tax credit carryforwards	$(35.2)	$(28.5)

It is reasonably possible that Xcel Energy’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS appeals process progresses and state audits resume. As the IRS appeals process moves closer to completion, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $10 million.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards. The payables for interest related to unrecognized tax benefits at June 30, 2015 and Dec. 31, 2014 were not material. No amounts were accrued for penalties related to unrecognized tax benefits as of June 30, 2015 or Dec. 31, 2014.

5.	Rate Matters

Except to the extent noted below, the circumstances set forth in Note 12 to the consolidated financial statements included in Xcel Energy Inc.’s Annual Report on Form 10-K for the year ended Dec. 31, 2014 and in Note 5 to Xcel Energy Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

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

In May 2015, the MPUC ordered a 2014 rate increase and a 2015 step increase. The total increase was estimated to be $166 million, or 5.9 percent, based on a 9.72 percent ROE and 52.50 percent equity ratio. The MPUC also approved a three-year, decoupling pilot with a 3 percent cap on base revenue for the residential and small commercial and industrial classes, based on actual sales, effective Jan. 1, 2016. The decoupling mechanism would eliminate the impact of changes in electric sales due to conservation and weather variability for these classes.

In July 2015, the MPUC deliberated on requests for reconsideration of its order. The MPUC determined the Monticello Extended Power Uprate (EPU) project is not used-and-useful until final approval related to the full EPU uprate condition is received from the Nuclear Regulatory Commission (NRC).  NSP-Minnesota expects that $13.8 million will be excluded from final rates, as approval from the NRC had not been received as of June 30, 2015. Monticello achieved the full EPU uprate level of 671 megawatts (MW) in June 2015 and received final NRC compliance approval in July 2015, thereby satisfying the used-and-useful conditions established by the MPUC. The MPUC also approved 2015 interim rates effective March 3, 2015 and stated that the 2014 interim rate refund obligation be netted against the 2015 interim rate revenue under-collections.

The MPUC’s decision resulted in an estimated 2015 annual rate increase of $149.4 million or 5.3 percent. NSP-Minnesota anticipates reducing the 2014 refund obligation by approximately $6 million for the change in the interest rate applied to interim refunds and other items.

The following tables outline NSP-Minnesota’s filed request and the impact of the MPUC’s decisions made in May and July:

2014 Rate Request (Millions of Dollars)	NSP-Minnesota	MPUC May Decision
NSP-Minnesota’s filed rate request	$192.7	$192.7
Sales forecast (with true-up to 12 months of actual weather-normalized sales)	(38.5)	(37.5)
ROE	—	(31.9)
Monticello EPU cost recovery	(12.2)	(37.6)
Property taxes (with true-up to actual 2014 accruals)	(13.2)	(13.2)
Prairie Island EPU cost recovery	(5.1)	(5.0)
Health care, pension and other benefits	(1.9)	(3.1)
Other, net	(6.5)	(5.5)
Total 2014	$115.3	$58.9

2015 Rate Request (Millions of Dollars)	NSP-Minnesota	MPUC May Decision
NSP-Minnesota’s filed rate request	$98.5	$98.5
Monticello EPU cost recovery	11.7	35.4
Depreciation / Retirements	—	(0.5)
Property taxes	(3.3)	(3.3)
Production tax credits to be included in base rates	(11.1)	(11.1)
U.S. Department of Energy (DOE) settlement proceeds	10.1	10.1
Emission chemicals	(1.6)	(1.6)
Other, net	1.7	(2.3)
Total 2015 step increase - prior to Monticello Life Cycle Management (LCM)/EPU cost disallowance	$106.0	$125.2

Total for 2014 and 2015 step increase - prior to Monticello LCM/EPU cost disallowance	$221.3	$184.1
Monticello LCM/EPU cost disallowance	—	(18.0)
Total for 2014 and 2015 step increase - including Monticello LCM/EPU cost disallowance	$221.3	$166.1

(Millions of Dollars)	MPUC July Decision
2015 annual rate increase - based on MPUC May order	$166.1
Reconsideration/clarification adjustments:
2015 Monticello EPU used-and-useful adjustment	(13.8)
2014 property tax final true-up	(3.1)
Other, net	0.2
Total 2015 annual rate increase	$149.4
Impact of interim rate effective March 3, 2015	(3.6)
Estimated 2015 revenue impact	$145.8

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

In March 2015, the MPUC voted to allow for full recovery, including a return, on approximately $415 million of the total plant costs (inclusive of AFUDC), but only allow recovery of the remaining $333 million of costs with no return on this portion of the investment over the remaining life of the plant. Further, the MPUC determined that only 50 percent of the investment was considered used-and-useful for 2014.  As a result of these determinations and assuming the other state commissions within the NSP System jurisdictions adopt the MPUC’s decisions, Xcel Energy recorded an estimated pre-tax loss of $129 million in the first quarter of 2015. The remaining book value of the Monticello project represents the present value of the estimated future cash flows allowed for by the MPUC.

NSP-Minnesota – 2015 Transmission Cost Recovery (TCR) Rate Filing — In October 2014, NSP-Minnesota submitted its 2015 TCR filing with the MPUC, requesting recovery of $65.8 million of 2015 transmission investment costs not included in electric base rates. The request for 2015 was reduced to approximately $63.8 million, which was approved by the MPUC in May 2015, subject to future adjustments replacing forecasted amounts with actual investment costs. The MPUC also set rates so that NSP-Minnesota will recover its remaining 2015 and forecasted 2016 revenue requirements through the end of 2016. New rates were implemented in July 2015, subject to true-up.

Recently Concluded Regulatory Proceedings — South Dakota Public Utilities Commission (SDPUC)

NSP-Minnesota – South Dakota 2015 Electric Rate Case — In June 2014, NSP-Minnesota filed a request with the SDPUC to increase electric rates by $15.6 million annually, or 8.0 percent, effective Jan. 1, 2015. Interim rates of $15.6 million, subject to refund, went into effect in January 2015.

In June 2015, the SDPUC approved a settlement agreement allowing a base rate increase of approximately $6.9 million, or 3.6 percent, and providing revisions to the existing Infrastructure rider, which will recover additional net revenue of $0.9 million. Combined, the overall revenue increase in base rates and the Infrastructure rider for 2015 is approximately $7.8 million, or 4.0 percent. New rates began in July 2015. In addition, there is a moratorium on base rate increases until Jan. 1, 2018.

The settlement also includes an earnings test with a sharing mechanism. If South Dakota’s weather normalized earnings exceed a certain level, NSP-Minnesota will refund 50 percent of the excess earnings to customers.

NSP-Wisconsin

Pending Regulatory Proceedings — Public Service Commission of Wisconin (PSCW)

Wisconsin 2016 Electric and Gas Rate Case — On May 29, 2015, NSP-Wisconsin filed a request with the PSCW to increase rates for electric and natural gas service effective Jan. 1, 2016. NSP-Wisconsin requested an overall increase in annual electric rates of $27.4 million, or 3.9 percent, and an increase in natural gas rates of $5.9 million, or 5.0 percent.

The rate filing is based on a 2016 forecast test year, a return on equity of 10.2 percent, an equity ratio of 52.5 percent and a forecasted average net investment rate base of approximately $1.2 billion for the electric utility and $111.2 million for the natural gas utility.

Key dates in the procedural schedule are as follows:

•	Staff and Intervenor Direct Testimony — Oct. 1, 2015;

•	Rebuttal Testimony — Oct. 19, 2015;

•	Sur-Rebuttal Testimony — Oct. 27, 2015;

•	Technical Hearing — Oct. 29, 2015;

•	Initial Brief — Nov. 12, 2015;

•	Reply Brief — Nov. 19, 2015; and

•	A PSCW decision is anticipated in December 2015.

PSCo

Pending Regulatory Proceedings — Colorado Public Utilities Commission (CPUC)

PSCo – Colorado 2015 Multi-Year Gas Rate Case — In March 2015, PSCo filed a multi-year request with the CPUC to increase Colorado retail natural gas base rates by $40.5 million, or 3.5 percent, in 2015, with subsequent step increases of $7.6 million, or 0.7 percent, in 2016 and $18.1 million, or 1.5 percent, in 2017.

The request is based on a historic test year (HTY) ended June 30, 2014 adjusted for known and measurable expenses and capital additions for each of the subsequent periods in the multi-year plan and an equity ratio of 56 percent. The rate case requests an ROE of 10.1 percent for 2015 and 2016 and 10.3 percent for 2017, and a rate base of $1.26 billion for 2015, $1.31 billion for 2016 and $1.36 billion for 2017.

PSCo also proposed a stay-out provision, in which PSCo would not request implementation of new rates prior to January 2018, and implementation of an earnings test for 2016 through 2017.

In addition, PSCo requested an extension of its pipeline system integrity adjustment (PSIA) rider through 2020 to recover costs associated with its pipeline integrity efforts. The request to extend and modify the PSIA rider has an expected negative revenue impact of approximately $0.1 million in 2015 and would provide incremental revenue of $21.7 million for 2016 and $21.2 million for 2017. The following table summarizes the request:

(Millions of Dollars)	2015	2016 Step	2017 Step
Total base rate increase	$40.5	$7.6	$18.1
Incremental PSIA rider revenues	(0.1)	21.7	21.2
Total revenue impact	$40.4	$29.3	$39.3

In June 2015, intervenors, including the CPUC Staff (Staff) and the Office of Consumer Counsel (OCC), filed testimony.

•	Staff recommended a base rate decrease of $14.7 million, based on an ROE of 9.0 percent and a 47.04 percent equity ratio;

•	OCC recommended a base rate increase of $5.8 million, based on an ROE of 9.0 percent and a 52.70 percent equity ratio;

•	A multi-year plan was opposed by both the Staff and OCC;

•	The Staff recommended deferring costs related to incremental property taxes and safety programs which are expected to be approximately $4.2 million in 2016 and $9.0 million in 2017; and

•	The Staff opposed PSCo’s proposed earnings test and the stay out provision.

Regarding the PSIA:

•	The Staff proposed extending the PSIA rider for three years;

•	The Staff recommended approximately $32.6 million of PSIA costs would be transferred to base rates, effective Jan. 1, 2016, in addition to the Staff’s proposed 2015 base rate adjustment; and

•	The OCC recommended the PSIA rider expire on June 30, 2016 and any costs be included in base rates through a step increase.

The Staff and OCC’s 2015 base rate recommendations are summarized in the following table:

(Millions of Dollars)	Staff	OCC
PSCo’s filed 2015 base rate request	$40.5	$40.5
ROE	(12.8)	(13.7)
Capital structure and cost of debt	(12.8)	(4.8)
Cherokee pipeline adjustment	(11.2)	4.8
Move to 2014 historical test year	(10.5)	(16.4)
O&M expenses	(3.5)	(2.7)
Other, net	(4.4)	(1.9)
Total adjustments	$(55.2)	$(34.7)

Recommended (decrease) increase	$(14.7)	$5.8

The Staff’s recommendation for the PSIA rider is as follows:

(Millions of Dollars)	2016	2017
PSCo’s filed incremental PSIA request	$21.7	$21.2
Transfer PSIA O&M to base rates	(24.1)	(2.0)
ROE and capital structure	(8.2)	(3.6)
Transfer meter replacement program from base rates to PSIA	1.7	1.7
Total	$(8.9)	$17.3

On July 20, 2015, PSCo filed rebuttal testimony, maintaining its request for a multi-year plan and requested ROEs and reflecting the most recent sales forecast. PSCo also accepts portions of the Staff’s position regarding the PSIA rider. PSCo’s rebuttal testimony, compared to its initial filed base rate and rider request are summarized as follows:

(Millions of Dollars)	2015	2016 Step	2017 Step
PSCo’s filed base rate request	$40.5	$7.6	$18.1
Shift O&M expenses between PSIA and base rates	—	7.0	6.4
Rebuttal corrections and adjustments	—	—	(7.7)
Total base rate request	$40.5	$14.6	$16.8
Incremental PSIA rider revenues	(0.1)	14.7	21.7
Total revenue impact from rebuttal	$40.4	$29.3	$38.5

If PSCo’s revised request is accepted, PSIA revenue is projected to be $67.0 million in 2015, $81.7 million in 2016 and $103.4 million in 2017.

The next steps in the procedural schedule are as follows:

•Sur-Rebuttal Testimony — Aug. 3, 2015;
•Evidentiary Hearing — Aug. 18 - Aug. 31, 2015;
•Interim Rates (subject to refund) — Oct. 1, 2015; and
•Final CPUC Decision — No later than Jan. 20, 2016.

PSCo — Annual Electric Earnings Test — As part of an annual earnings test, PSCo must share with customers a portion of any annual earnings that exceed PSCo’s authorized ROE threshold of 10 percent for 2012 through 2014. On April 30, 2015, PSCo filed a tariff for the 2014 earnings test with the CPUC proposing a refund obligation of $66.5 million to electric customers, which was approved by the CPUC in July 2015.

In February 2015, in the Colorado 2014 Electric Rate Case, the CPUC approved an annual earnings test, in which PSCo shares with customers’ earnings that exceed the authorized ROE threshold of 9.83 percent for 2015 through 2017. As of June 30, 2015, PSCo has recognized management’s best estimate of the expected customer refund obligation for the 2015 earnings test, based on annual forecasted information.

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

In October 2014, PSCo filed its 2015-2016 DSM plan, which proposes a 2015 DSM electric budget of $81.6 million, a 2015 DSM gas budget of $13.1 million, a 2016 DSM electric budget of $78.7 million and a 2016 DSM gas budget of $13.6 million. PSCo has reached an agreement with all parties resolving most of the contested issues in the proceeding. The remaining issues to be litigated primarily concern the avoided costs attributable to DSM measures. In July 2015, the administrative law judge (ALJ) approved the plan.

SPS

Pending Regulatory Proceedings — Public Utility Commission of Texas (PUCT)

SPS – Texas 2015 Electric Rate Case — In December 2014, SPS filed a retail electric rate case in Texas seeking an overall increase in annual revenue of approximately $64.8 million, or 6.7 percent. The filing was based on a HTY ending June 2014, adjusted for known and measurable changes, a ROE of 10.25 percent, an electric rate base of approximately $1.6 billion and an equity ratio of 53.97 percent. In March 2015, SPS revised its requested increase to $58.9 million based on updated information.

SPS is seeking a waiver of the PUCT post-test year adjustment rule which would allow for inclusion of $392 million (SPS total company) additional capital investment for the period July 1, 2014 through Dec. 31, 2014.

In May 2015, several intervenors filed direct testimony in response to SPS’ rate request, including the Alliance of Xcel Municipalities (AXM), the Office of Public Utility Counsel (OPUC), and the PUCT Staff (Staff).

•	AXM recommended a rate decrease of $13.6 million, an ROE of 9.40 percent and an equity ratio of 53.97 percent.

•	The OPUC recommended a rate increase of $1.8 million, an ROE of 9.20 percent and an equity ratio of 52.38 percent.

•	The Staff recommended a rate decrease of $2.6 million, an ROE of 9.30 percent and an equity ratio of 53.97 percent.

In June 2015, SPS filed rebuttal testimony supporting a revised rate increase of approximately $42 million, or 4.4 percent.

				SPS Rebuttal Testimony
(Millions of Dollars)	AXM	OPUC	Staff
SPS’ revised rate request	$58.9	$58.9	$58.9	$58.9
Investment for capital expenditures — post-test year adjustments	(11.3)	(23.8)	(23.8)	—
Lower ROE	(10.9)	(13.5)	(12.1)	—
Rate base adjustments (largely the removal of the prepaid pension asset)	(6.2)	(6.8)	—	—
O&M expense adjustments	(13.7)	(11.0)	(7.9)	(1.6)
Depreciation expense	(13.3)	—	—	—
Property taxes	—	(1.2)	(4.4)	(1.8)
Revenue adjustments	(2.2)	(0.2)	—	—
Wholesale load reductions	(13.2)	—	(11.1)	—
Southwest Power Pool (SPP) transmission expansion plan	—	—	—	(7.3)
Other, net	(1.7)	(0.6)	(2.2)	(1.8)
Total recommendation	$(13.6)	$1.8	$(2.6)	$46.4
Adjustment to move rate case expenses to a separate docket	—	—	—	(4.3)
Recommendation, excluding rate case expenses	$(13.6)	$1.8	$(2.6)	$42.1

New rates will be made effective retroactive to June 11, 2015 as established by the PUCT. Hearings were completed in July 2015. A PUCT decision is expected in the fourth quarter of 2015.

Pending Regulatory Proceedings — New Mexico Public Regulation Commission (NMPRC)

SPS – New Mexico 2015 Electric Rate Case — In June 2015, SPS filed an electric rate case with the NMPRC for an increase in non-fuel base rates of $31.5 million and a base fuel decrease of $30.1 million. The rate filing was based on a 2016 forecast test year (FTY), a requested return on equity of 10.25 percent, a jurisdictional electric rate base of $777.9 million and an equity ratio of 53.97 percent.

In June 2015, SPS’ rate case application was dismissed by the NMPRC.  The NMPRC determined that the filing did not comply with its new interpretation of the statute regarding FTY periods and the corresponding timing of a rate case submission in relation to the FTY used in the case. This new interpretation occurred during the recent Public Service Company of New Mexico rate case.

In July, SPS filed an appeal with the New Mexico Supreme Court. In addition, SPS plans to file a rate case later this year.

Pending and Recently Concluded Regulatory Proceedings — FERC

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

In June 2014, the FERC issued an order adopting a new ROE methodology, which requires electric utilities to use a two-step discounted cash flow analysis that incorporates both short-term and long-term growth projections to estimate the cost of equity.

The FERC set the ROE complaint against the MISO TOs for settlement and hearing procedures. The FERC directed parties to apply the new ROE methodology, but denied the complaints related to equity capital structures and ROE adders. The FERC established a Nov. 12, 2013 refund effective date. The settlement procedures were unsuccessful. In January 2015, the ROE complaint was set for full hearing procedures.

The complainants and intervenors filed testimony recommending an ROE between 8.67 percent and 9.54 percent. The FERC staff recommended an ROE of 8.68 percent. The MISO TOs recommended an ROE not less than 10.8 percent. A hearing is scheduled for August 2015, with an ALJ initial decision to be issued by November 2015 and a FERC order issued no earlier than 2016.

In November 2014, certain MISO TOs filed a request for FERC approval of a 50 basis point RTO membership ROE adder, with collection deferred until resolution of the ROE complaint. In January 2015, the FERC approved the ROE adder, subject to the outcome of the ROE complaint. The total ROE, including the RTO membership adder, may not exceed the top of the discounted cash flow range under the new ROE methodology.

In February 2015, an intervenor in the November 2013 ROE complaint filed a second complaint proposing to reduce the MISO region ROE to 8.67 percent, prior to any 50 basis point RTO adder. In June 2015, the FERC set the second ROE complaint for a hearing process, establishing a Feb. 12, 2015 refund effective date. An ALJ initial decision is expected in June 2016 with a FERC decision in late 2016 or in 2017. The FERC decision would continue the ROE refund obligation initiated under the November 2013 complaint through May 2016. On July 20, 2015, the MISO TOs sought rehearing of the FERC decision to allow back-to-back complaints involving the same issue with consecutive refund periods, arguing this ruling is contrary to the governing statute. FERC action on the rehearing request is pending.

NSP-Minnesota recorded a current liability representing the current best estimate of a refund obligation associated with the new ROE as of June 30, 2015. The new FERC ROE methodology is estimated to reduce transmission revenue, net of expense, between $7 million and $9 million annually for the NSP System.

SPS – Wholesale Rate ROE Complaints — In April 2012, Golden Spread Electric Cooperative, Inc. (Golden Spread), a wholesale cooperative customer, filed a rate complaint alleging that the base ROE included in the SPS production formula rate for Golden Spread of 10.25 percent, and the SPS transmission base formula rate ROE of 10.77 percent, are unjust and unreasonable, and asking that the ROEs be reduced to 9.15 percent and 9.65 percent, respectively, effective April 20, 2012. In July 2013, Golden Spread filed a second complaint, again asking that the ROE in the SPS production formula rate for Golden Spread and transmission formula rates be reduced to 9.15 and 9.65 percent, respectively, effective July 19, 2013. In June 2014, the FERC issued orders consolidating the Golden Spread ROE complaints and setting the complaints for settlement judge or hearing procedures.

A third rate complaint was filed in October 2014 by Golden Spread, certain New Mexico cooperatives and the West Texas Municipal Power Agency, requesting that the ROE in certain SPS production formula rates for Golden Spread and the New Mexico cooperatives and transmission formula rates be reduced, this time to 8.61 percent and 9.11 percent, respectively, effective Oct. 20, 2014. In January 2015, the FERC issued an order setting the third complaint for hearing procedures and granting the complainants’ requested refund effective date. The FERC established effective dates for refunds of April 20, 2012 (first refund period), July 19, 2013 (second refund period) and Oct. 20, 2014 (third refund period), respectively.

SPS sought rehearing of the FERC decisions to allow back-to-back complaints involving the same issue with consecutive 15 month refund periods, asserting this ruling is contrary to the governing statute. On May 12, 2015, FERC denied the rehearing request as it pertained to the first two rate complaints. In July 2015, SPS filed an appeal to the D.C. Circuit Court of Appeals of the FERC orders in the first two rate complaints allowing the sequential complaints and consecutive 15 month refund periods. The D.C. Circuit Court has not established a procedural schedule. FERC action on the similar SPS rehearing request related to the third complaint is pending.

In the first half of 2015, Golden Spread, SPS and FERC staff filed their initial testimonies recommending the following ROEs:

	Refund Period		Production ROE	Transmission ROE (a)
Golden Spread (b)	1		8.78%	9.28%
	2		8.51	9.01
	3		8.45	8.95
SPS	1		10.25	10.39
	2		10.25	11.20
	3	(c)	10.40	11.20
FERC Staff	1		8.97	9.47
	2		8.64	9.14
	3		8.53	9.03

(a)	Includes a SPP RTO membership adder up to 50 basis points.

(b)
For the third refund period, the recommended production and transmission ROEs are supported by Golden Spread, certain New Mexico cooperatives and the West Texas Municipal Power Agency (transmission ROE only).

(c)	In addition to the recommended ROEs, SPS also filed testimony recommending the ROEs remain unchanged.

Hearings scheduled for July 2015 for the first two rate complaints were canceled and the parties agreed to file briefs based on pre-filed testimony. An initial ALJ decision on the first two complaints is expected to be issued by Nov. 25, 2015, and a final FERC order to be issued no earlier than 2016. A hearing for the third rate complaint is scheduled for Oct. 2015, with an ALJ initial decision expected in January 2016 and a final FERC order no earlier than later in 2016.

SPS recorded a current liability representing the current best estimate of a refund obligation associated with potential ROE adjustments as of June 30, 2015, and is reducing transmission and production revenues, net of expense, between $4 million and $6 million annually.

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

In the August 2013 Orders, the FERC clarified its previous ruling on the allocation of fuel costs and reaffirmed that the refunds in question should only apply to firm requirements customers and not PNM’s contractual load. The FERC also reversed its prior demand-related cost allocator decision. The FERC stated that it had erred in its initial analysis and concluded that the SPS system was a 3 coincident peak (CP) rather than a 12 CP system.

In September 2013, SPS filed a request for rehearing of the FERC ruling on the CP allocation and refund decisions. SPS asserted that the FERC applied an improper burden of proof and that precedent did not support retroactive refunds. PNM also requested rehearing of the FERC decision not to reverse its prior ruling. In October 2013, the FERC issued orders further considering the requests for rehearing, which are currently pending. As of Dec. 31, 2014, SPS had accrued $50.4 million related to the August 2013 Orders and an additional $1.5 million of principal and interest has been accrued during 2015.

SPS – 2015 Production Formula Rate Change Filing — In January 2015, SPS filed to revise the production formula rates for six of its wholesale customers, including Golden Spread, certain New Mexico cooperatives and West Texas Municipal Power Agency, effective Feb. 1, 2015. The filing proposes several modifications, including a reduction in wholesale depreciation rates and the use of a 12 CP demand-related cost allocator for all wholesale customers. In March 2015, the FERC accepted this filing, effective July 1, 2015, subject to refund and settlement judge or hearing procedures. The parties remain engaged in settlement judge procedures. Effective June 1, 2015, the Golden Spread contract demand quantity subject to the formula rate change declined from 500 MW to 300 MW.

6.	Commitments and Contingencies

Except to the extent noted below and in Note 5 above, the circumstances set forth in Notes 5, 12, 13 and 14 to the consolidated financial statements included in Xcel Energy Inc.’s Annual Report on Form 10-K for the year ended Dec. 31, 2014 and in Notes 5 and 6 to the consolidated financial statements included in Xcel Energy Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, appropriately represent, in all material respects, the current status of commitments and contingent liabilities, and are incorporated herein by reference. The following include commitments, contingencies and unresolved contingencies that are material to Xcel Energy’s financial position.

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

The Xcel Energy utility subsidiaries had approximately 3,698 MW of capacity under long-term PPAs as of June 30, 2015 and Dec. 31, 2014, with entities that have been determined to be variable interest entities. Xcel Energy has concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. These agreements have expiration dates through 2033.

Guarantees and Bond Indemnifications

Xcel Energy Inc. and its subsidiaries provide guarantees and bond indemnities under specified agreements or transactions. The guarantees and bond indemnities issued by Xcel Energy Inc. guarantee payment or performance by its subsidiaries. As a result, Xcel Energy Inc.’s exposure under the guarantees and bond indemnities is based upon the net liability of the relevant subsidiary under the specified agreements or transactions. Most of the guarantees and bond indemnities issued by Xcel Energy Inc. and its subsidiaries limit the exposure to a maximum amount stated in the guarantees and bond indemnities. As of June 30, 2015 and Dec. 31, 2014, Xcel Energy Inc. and its subsidiaries had no assets held as collateral related to their guarantees, bond indemnities and indemnification agreements.

The following table presents guarantees and bond indemnities issued and outstanding for Xcel Energy Inc.:

(Millions of Dollars)	June 30, 2015	Dec. 31, 2014
Guarantees issued and outstanding	$13.2	$13.9
Current exposure under these guarantees	0.1	0.2
Bonds with indemnity protection	41.9	31.4

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

In October 2012, a settlement among the EPA, the Wisconsin Department of Natural Resources, the Bad River and Red Cliff Bands of the Lake Superior Tribe of Chippewa Indians and NSP-Wisconsin was approved by the U.S. District Court for the Western District of Wisconsin. This settlement resolves claims against NSP-Wisconsin for its alleged responsibility for the remediation of the Phase I Project Area. Under the terms of the settlement, NSP-Wisconsin agreed to perform the remediation of the Phase I Project Area, but does not admit any liability with respect to the Ashland site. Fieldwork to address the Phase I Project Area at the Ashland site began at the end of 2012 and continues. Demolition activities occurred at the Ashland site in 2013. Soil, including excavation and treatment, as well as containment wall remedies were completed in early 2015. A preliminary design for the groundwater remedy was also submitted to the EPA in April 2014 and preliminary activities, including the installation of ground wells, have commenced at the site. Construction on the groundwater treatment plant is anticipated to commence in fall 2015. The current cost estimate for the cleanup of the Phase I Project Area is approximately $57 million, of which approximately $35 million has already been spent. The settlement also resolves claims by the federal, state and tribal trustees against NSP-Wisconsin for alleged natural resource damages at the Ashland site, including both the Phase I Project Area and the Sediments.

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

In August 2012, NSP-Wisconsin also filed litigation against other PRPs for their share of the cleanup costs for the Ashland site. Trial for this matter took place in May 2015. A judicial decision is expected in the third quarter of 2015. A final settlement has been reached between NSP-Wisconsin, along with the EPA, and two of the PRPs, Wisconsin Central Ltd. and Soo Line Railroad Co. (collectively, the “Railroad PRPs”) resolving claims relating to the Railroad PRPs’ share of the costs of cleanup at the Ashland site. NSP-Wisconsin also has entered a second private party settlement agreement with LE Myers Co. Under the agreements, the Railroad PRPs contributed $10.5 million and LE Myers Co. contributed $5.4 million to the costs of the cleanup at the Ashland site. The agreements for the Railroad PRPs and LE Myers Co. were approved by the U.S. District Court for the Western District of Wisconsin in 2015 and payment has been received. As discussed below, existing PSCW policy requires that any payments received from PRPs be used to reduce the amount of the cleanup costs ultimately recovered from customers. Two additional PRPs remain in the case.

At June 30, 2015 and Dec. 31, 2014, NSP-Wisconsin had recorded a liability of $108.5 million and $107.6 million, respectively, for the Ashland site based upon potential remediation and design costs together with estimated outside legal and consultant costs; of which $23.2 million and $28.9 million, respectively, was considered a current liability. NSP-Wisconsin’s potential liability, the actual cost of remediation and the time frame over which the amounts may be paid are subject to change. NSP-Wisconsin also continues to work to identify and access state and federal funds to apply to the ultimate remediation cost of the entire site. Unresolved issues or factors that could result in higher or lower NSP-Wisconsin remediation costs for the Ashland site include the cleanup approach implemented for the Sediments, which party implements the cleanup, the timing of when the cleanup is implemented, potential contributions by other PRPs and whether federal or state funding may be directed to help offset remediation costs at the Ashland site.

NSP-Wisconsin has deferred the estimated site remediation costs, as a regulatory asset, based on an expectation that the PSCW will continue to allow NSP-Wisconsin to recover payments for environmental remediation from its customers. The PSCW has consistently authorized NSP-Wisconsin rate recovery for all remediation costs incurred at the Ashland site, and has authorized recovery of MGP remediation costs by other Wisconsin utilities. Under the established PSCW policy, once deferred MGP remediation costs are determined by the PSCW to be prudent, utilities are allowed to recover those deferred costs in natural gas rates, typically over a four- to six-year amortization period. The PSCW historically has not allowed utilities to recover their carrying costs on unamortized regulatory assets for MGP remediation.

The PSCW reviewed the existing MGP cost recovery policy as it applied to the Ashland site in the context of NSP-Wisconsin’s 2013 general rate case. In December 2012, the PSCW recognized the potential magnitude of the future liability for the cleanup at the Ashland site and granted an exception to its existing policy at the request of NSP-Wisconsin. The elements of this exception include: (1) approval to begin recovery of estimated Phase 1 Project costs beginning on Jan. 1, 2013; (2) approval to amortize these estimated costs over a ten-year period; and (3) approval to apply a three percent carrying cost to the unamortized regulatory asset. In a 2014 rate case decision, the PSCW continued the cost recovery treatment with respect to the 2013 and 2014 cleanup costs for the Phase I Project Area and allowed NSP-Wisconsin to increase its 2014 amortization expense related to the cleanup by an additional $1.1 million to offset the need for a rate decrease for the natural gas utility. Cost recovery will continue at the level set in the 2014 rate case though 2015.  In May 2015, NSP-Wisconsin filed its 2016 rate case, in which it requested an increase to the annual recovery for MGP clean-up costs from $4.7 million to $7.6 million. A decision is anticipated in late 2015.

Fargo, N.D. MGP Site — In May 2015, in connection with a city water main replacement and street improvement project in Fargo, N.D., underground pipes, tars, and impacted soils, which may be related to a former MGP site operated by NSP-Minnesota or a prior company, were discovered. After initial reports and discussions with the City of Fargo and the North Dakota Department of Health, NSP-Minnesota removed the impacted soils and other materials from the project area. At this time, NSP-Minnesota’s investigation of the site is considered preliminary as information is still being gathered.

As of June 30, 2015, NSP-Minnesota recorded a liability of $2.1 million related to further investigation and additional planned activities. Uncertainties include the nature and cost of the additional remediation efforts that may be necessary, the ability to recover costs from insurance carriers and the potential for contributions from entities that may be identified as PRPs. Therefore, the total cost of remediation, NSP-Minnesota’s potential liability and amounts allocable to the North Dakota and Minnesota jurisdictions related to the site cannot currently be reasonably estimated. In July 2015, NSP-Minnesota filed a request with the North Dakota Public Service Commission (NDPSC) for approval to initially defer the portion of investigation and response costs allocable to the North Dakota jurisdiction.

Environmental Requirements

Water
Federal Clean Water Act (CWA) Waters of the United States Rule — In June 2015, the EPA and the U.S. Army Corps of Engineers published a final rule that significantly expands the types of water bodies regulated under the CWA and broadens the scope of waters subject to federal jurisdiction. The expansion of the term “Waters of the U.S.” will subject more utility projects to federal CWA jurisdiction, thereby potentially delaying the siting of new generation projects, pipelines, transmission lines and distribution lines, as well as increasing project costs and expanding permitting and reporting requirements. The rule will go into effect beginning in August 2015. Xcel Energy does not anticipate the costs of compliance with the final rule will have a material impact on the results of operations, financial position or cash flows.

Air
Cross-State Air Pollution Rule (CSAPR) — CSAPR addresses long range transport of particulate matter (PM) and ozone by requiring reductions in sulfur dioxide (SO2) and nitrous oxide (NOx) from utilities in the eastern half of the United States using an emissions trading program. For Xcel Energy, the rule applies in Minnesota, Wisconsin and Texas.

In August 2012, the United States District Court of Appeals for the District of Columbia Circuit (D.C. Circuit) vacated the CSAPR and remanded it back to the EPA. The D.C. Circuit stated the EPA must continue administering the Clean Air Interstate Rule (CAIR) pending adoption of a valid replacement. In April 2014, the U.S. Supreme Court reversed and remanded the case to the D.C. Circuit. The Supreme Court held that the EPA’s rule design did not violate the Clean Air Act (CAA) and that states had received adequate opportunity to develop their own plans. Because the D.C. Circuit overturned the CSAPR on two over-arching issues, there are many other issues the D.C. Circuit did not rule on that were considered on remand. In July 2015, the D.C. Circuit issued an opinion which found the reduction budgets exceed what is necessary for Texas to reduce its impact on downwind states that do not meet ambient air quality standards. The D.C. Circuit remanded the matter to the EPA to reconsider the emission budgets. While the EPA reconsiders emission budgets, the D.C. Circuit left CSAPR in effect.

In October 2014, the D.C. Circuit granted the EPA’s request to begin to implement CSAPR by imposing its 2012 compliance obligations starting in January 2015. While the litigation continues, the EPA is administering the CSAPR in 2015.

Multiple changes to the SPS system since 2011 will substantially reduce estimated costs of complying with the CSAPR. These include the addition of 700 MW of wind power, the construction of Jones Units 3 and 4, reduced wholesale load, new PPAs, installation of NOx combustion controls on Tolk Units 1 and 2 and completion of certain transmission projects. As a result, SPS estimates compliance with the CSAPR in 2015 will cost approximately $7 million or less.

NSP-Minnesota can operate within its CSAPR emission allowance allocations. NSP-Wisconsin can operate within its CSAPR emission allowance allocation for SO2. NSP-Wisconsin is complying with the CSAPR for NOx in 2015 through operational changes or allowance purchases. CSAPR compliance in 2015 is not having a material impact on the results of operations, financial position or cash flows.

Electric Generating Unit (EGU) Mercury and Air Toxics Standards (MATS) Rule — The final EGU MATS rule became effective in April 2012. The EGU MATS rule sets emission limits for acid gases, mercury and other hazardous air pollutants and requires coal-fired utility facilities greater than 25 MW to demonstrate compliance within three to four years of the effective date. In 2014, the U.S. Supreme Court decided to review the D.C. Circuit’s decision that upheld the MATS standard. By April 2015, the MATS compliance deadline, Xcel Energy had met the EGU MATS rule through a combination of emission control projects and controls required by other programs preceding MATS, such as regional haze and state mercury regulations. Xcel Energy also retired two coal units at the Black Dog plant and ceased use of coal at Bay Front Unit 5. In addition, mercury controls were installed in SPS’ Tolk and Harrington plants for a capital cost of $8 million. On June 29, 2015, the U.S. Supreme Court found that the EPA acted unreasonably by not considering the cost to regulate mercury and other hazardous air pollutants. The D.C. Circuit, on remand, will decide whether to leave MATS in effect while the EPA considers such costs in making a new determination. Xcel Energy believes EGU MATS costs will be recoverable through regulatory mechanisms and does not anticipate a material impact on the results of operations, financial position or cash flows.

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

In March 2013, WildEarth Guardians petitioned the U.S. Court of Appeals for the 10th Circuit to review the EPA’s decision approving the Colorado SIP. WildEarth Guardians has challenged the BART determination made for Comanche Units 1 and 2. In comments before the EPA, WildEarth Guardians urged that current emission limitations be made more stringent or that selective catalytic reduction (SCR) be added to the units. In September 2014, the EPA filed a request with the Court to remand the case to the EPA for additional explanation of the EPA’s decision approving the BART determination for Comanche Units 1 and 2. In October 2014, the Court granted the EPA’s request and vacated the current briefing schedule. In May 2015, the EPA published its final rule which re-affirmed the approval of the State of Colorado’s BART determination for Comanche Units 1 and 2. The determination found that the controls currently installed on the units for NOx are BART. In July 2015, WildEarth Guardians filed a petition for review of the EPA's May 2015 final rule. The 10th Circuit will now resume litigation and a decision is anticipated in 2016.

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

SPS
Harrington Units 1 and 2 are potentially subject to BART. Texas developed a SIP (the Texas SIP) that finds the CAIR equal to BART for EGUs. As a result, no additional controls beyond CAIR compliance would be required. In May 2012, the EPA deferred its review of the Texas SIP in its final rule allowing states to find that CSAPR compliance meets BART requirements for EGUs. In December 2014, the EPA proposed to approve the BART portion of the Texas SIP, with the exception that the EPA would substitute CSAPR compliance for Texas’ reliance on CAIR. The EPA currently plans to issue its final rule in December 2015.

In May 2014, the EPA issued a request for information under the CAA related to SO2 control equipment at Tolk Units 1 and 2. In December 2014, the EPA proposed to disapprove the reasonable progress portions of the Texas SIP and instead adopt a Federal Implementation Plan. The EPA proposed to require dry scrubbers on both Tolk units to reduce SO2 emissions to help achieve reasonable progress goals for Texas and Oklahoma national parks and wilderness areas. As proposed, the dry scrubbers would need to be installed and operating within five years of the EPA’s final action, currently expected in December 2015. Whether dry scrubbers are required is dependent on the EPA’s final decision. If required, they would cost approximately $600 million, with an annual operating cost of approximately $10.4 million. Xcel Energy believes these costs would be recoverable through regulatory mechanisms and therefore does not expect a material impact on results of operations, financial position or cash flows.

Reasonably Attributable Visibility Impairment (RAVI) — RAVI is intended to address observable impairment from a specific source such as distinct, identifiable plumes from a source’s stack to a national park. In 2009, the DOI certified that a portion of the visibility impairment in Voyageurs and Isle Royale National Parks is reasonably attributable to emissions from NSP-Minnesota’s Sherco Units 1 and 2. The EPA is required to determine whether there is RAVI-type impairment in these parks and identify the potential source of the impairment. If the EPA finds that Sherco Units 1 and 2 cause or contribute to RAVI in the national parks, the EPA would then evaluate whether the level of controls required by the MPCA is appropriate. The EPA has stated it plans to issue a separate notice on the issue of BART for Sherco Units 1 and 2 under the RAVI program.

In December 2012, a lawsuit against the EPA was filed in the U.S. District Court for the District of Minnesota (Minnesota District Court) by the following organizations: National Parks Conservation Association, Minnesota Center for Environmental Advocacy, Friends of the Boundary Waters Wilderness, Voyageurs National Park Association, Fresh Energy and Sierra Club. The lawsuit alleges the EPA has failed to perform a nondiscretionary duty to determine BART for Sherco Units 1 and 2 under the RAVI program. The EPA filed an answer denying the allegations. The District Court denied NSP-Minnesota’s motion to intervene in July 2013. NSP-Minnesota appealed this decision to the Eighth Circuit, which on July 23, 2014, reversed the District Court and found that NSP-Minnesota has standing and a right to intervene.

In May 2015, NSP-Minnesota, the EPA and the six environmental advocacy organizations filed a settlement agreement in the Minnesota District Court.  The agreement anticipates a federal rulemaking that would impose stricter SO2 emission limits on Sherco Units 1, 2 and 3, without making a RAVI attribution finding or a RAVI BART determination.  The emission limits for Units 1 and 2 reflect the success of a recently completed control project. The Unit 3 emission limits will be met through changes in the operation of the existing scrubber.  The Minnesota District Court issued an order staying the litigation for the time needed to complete the actions required by the settlement agreement.  The plaintiffs agreed to withdraw their complaint with prejudice when those actions are completed.  Plaintiffs also agreed not to request a RAVI certification for Sherco Units 1, 2 and/or 3 in the future.

As required by the CAA, the EPA published notice of the proposed settlement in the Federal Register. The EPA reviewed the public comments in July 2015 and notified the Minnesota District Court that the settlement agreement is final. The EPA has seven months to recommend and adopt a rule which will set the agreed-upon SO2 emissions. Xcel Energy does not anticipate the costs of compliance with the proposed settlement will have a material impact on the results of operations, financial position or cash flows.

Implementation of the National Ambient Air Quality Standard (NAAQS) for SO2 — The EPA adopted a more stringent NAAQS for SO2 in 2010. In 2013, the EPA designated areas as not attaining the revised NAAQS, which did not include any areas where Xcel Energy operates power plants.  However, many other areas of the country were unable to be classified by the EPA due to a lack of air monitors.

Following a lawsuit alleging that the EPA had not completed its area designations in the time required by the CAA and under a consent decree the EPA is requiring states to evaluate areas in three phases. The first phase includes areas near PSCo’s Pawnee plant and SPS’ Tolk and Harrington plants.  The Pawnee plant recently installed an SO2 scrubber and the Tolk and Harrington Plants utilize low sulfur coal to reduce SO2 emissions. The Colorado Department of Health and Environment along with the Texas Commission on Environmental Quality (TCEQ) are expected to make recommendations for nonattainment areas to the EPA in September 2015 with a decision by summer 2016.

If an area is designated nonattainment, the respective states will need to evaluate all SO2 sources in the area. The state would then submit an implementation plan for the respective areas which would be due in 18 months, designed to achieve the NAAQS within five years. The TCEQ could require additional SO2 controls on one or more of the units at Tolk and Harrington. It is anticipated the areas near the remaining Xcel Energy power plants would be evaluated in the next designation phase, ending December 2017. Xcel Energy cannot evaluate the impacts of this ruling until the designation of nonattainment areas is made and any required state plans are developed. Xcel Energy believes that, should SO2 control systems be required for a plant, compliance costs will be recoverable through regulatory mechanisms and therefore does not expect a material impact on results of operations, financial position or cash flows.

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

In addition, on Feb. 17, 2015, the U.S. Court of Appeals of the Ninth Circuit directed parties to the pending FERC proceeding to submit briefs addressing, among other issues, the petition for review filed by the City of Seattle seeking review of FERC’s order on remand. Parties are directed to address whether FERC’s order properly established the scope for the hearing that concluded in October 2013. Respondent-intervenors, including PSCo jointly with others, submitted briefs on May 8, 2015. Oral argument was held on June 16, 2015, and the matter is now pending before the Ninth Circuit.

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

Nuclear Power Operations and Waste Disposal

Nuclear Waste Disposal Litigation — In 1998, NSP-Minnesota filed a complaint in the U.S. Court of Federal Claims against the United States requesting breach of contract damages for the DOE’s failure to begin accepting spent nuclear fuel by Jan. 31, 1998, as required by the contracts between the United States and NSP-Minnesota. NSP-Minnesota sought contract damages in this lawsuit through Dec. 31, 2004. In September 2007, the Court awarded NSP-Minnesota $116.5 million in damages. In August 2007, NSP-Minnesota filed a second complaint; this lawsuit claimed damages for the period Jan. 1, 2005 through Dec. 31, 2008.

In July 2011, the United States and NSP-Minnesota executed a settlement agreement resolving both lawsuits, providing an initial $100 million payment from the United States to NSP-Minnesota, and providing a method by which NSP-Minnesota can recover its spent fuel storage costs through 2013, estimated to be an additional $100 million. In January 2014, the United States proposed, and NSP-Minnesota accepted, an extension to the settlement agreement which will allow NSP-Minnesota to recover spent fuel storage costs through 2016. The extension does not address costs for spent fuel storage after 2016; such costs could be the subject of future litigation. In December 2014, NSP-Minnesota received a settlement payment of $32.8 million. NSP-Minnesota has received a total of $214.7 million of settlement proceeds as of June 30, 2015. On May 15, 2015, NSP-Minnesota submitted a claim for an additional $13.4 million. Amounts received from the installments, except for approved reductions such as legal costs, will be subsequently returned to customers through a reduction of future rate increases or credited through another regulatory mechanism.

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

Commercial Paper — Xcel Energy Inc. and its utility subsidiaries meet their short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under their credit facilities. Commercial paper outstanding for Xcel Energy was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2015	Twelve Months Ended Dec. 31, 2014
Borrowing limit	$2,750	$2,750
Amount outstanding at period end	451	1,020
Average amount outstanding	780	841
Maximum amount outstanding	1,072	1,200
Weighted average interest rate, computed on a daily basis	0.48%	0.33%
Weighted average interest rate at period end	0.48	0.56

Letters of Credit — Xcel Energy Inc. and its subsidiaries use letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At June 30, 2015 and Dec. 31, 2014, there were $67.8 million and $60.5 million, respectively, of letters of credit outstanding under the credit facilities. The contract amounts of these letters of credit approximate their fair value and are subject to fees.

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

At June 30, 2015, Xcel Energy Inc. and its utility subsidiaries had the following committed credit facilities available:

(Millions of Dollars)	Credit Facility (a)	Drawn (b)	Available
Xcel Energy Inc.	$1,000	$72	$928
PSCo	700	58	642
NSP-Minnesota	500	144	356
SPS	400	245	155
NSP-Wisconsin	150	—	150
Total	$2,750	$519	$2,231

(a)	These credit facilities expire in October 2019.

(b)	Includes outstanding commercial paper and letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the respective credit facilities. Xcel Energy Inc. and its subsidiaries had no direct advances on the credit facilities outstanding at June 30, 2015 and Dec. 31, 2014.

Long-Term Borrowings

During the six months ended June 30, 2015, Xcel Energy Inc. and its utility subsidiaries completed the following bond issuances:

•	In May, PSCo issued $250 million of 2.9 percent first mortgage bonds due May 15, 2025;

•	In June, Xcel Energy Inc. issued $250 million of 1.2 percent senior notes due June 1, 2017 and $250 million of 3.3 percent senior notes due June 1, 2025; and

•	In June, NSP-Wisconsin issued $100 million of 3.3 percent first mortgage bonds due June 15, 2024.

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

Electric commodity derivatives held by NSP-Minnesota include transmission congestion instruments purchased from MISO, PJM Interconnection, LLC, Electric Reliability Council of Texas, SPP and New York Independent System Operator, generally referred to as financial transmission rights (FTRs). Electric commodity derivatives held by SPS include FTRs purchased from SPP. FTRs purchased from a RTO are financial instruments that entitle or obligate the holder to monthly revenues or charges based on transmission congestion across a given transmission path. The value of an FTR is derived from, and designed to offset, the cost of energy congestion, which is caused by overall transmission load and other transmission constraints. In addition to overall transmission load, congestion is also influenced by the operating schedules of power plants and the consumption of electricity pertinent to a given transmission path. Unplanned plant outages, scheduled plant maintenance, changes in the relative costs of fuels used in generation, weather and overall changes in demand for electricity can each impact the operating schedules of the power plants on the transmission grid and the value of an FTR. The valuation process for FTRs utilizes complex iterative modeling to predict the impacts of forecasted changes in these drivers of transmission system congestion on the historical pricing of FTR purchases.

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

Unrealized gains for the nuclear decommissioning fund were $335.3 million and $312.1 million at June 30, 2015 and Dec. 31, 2014, respectively, and unrealized losses and amounts recorded as other-than-temporary impairments were $31.4 million and $74.1 million at June 30, 2015 and Dec. 31, 2014, respectively.

The following tables present the cost and fair value of Xcel Energy’s non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund at June 30, 2015 and Dec. 31, 2014:

	June 30, 2015
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Nuclear decommissioning fund (a)
Cash equivalents	$12,446	$12,446	$—	$—	$12,446
Commingled funds	451,398	—	499,782	—	499,782
International equity funds	123,123	—	121,502	—	121,502
Private equity investments	95,067	—	—	133,993	133,993
Real estate	49,369	—	—	70,834	70,834
Debt securities:
Government securities	24,408	—	22,183	—	22,183
U.S. corporate bonds	69,194	—	66,096	—	66,096
International corporate bonds	16,506	—	16,294	—	16,294
Municipal bonds	209,103	—	210,898	—	210,898
Asset-backed securities	2,831	—	2,851	—	2,851
Mortgage-backed securities	12,039	—	12,219	—	12,219
Equity securities:
Common stock	382,755	583,031	—	—	583,031
Total	$1,448,239	$595,477	$951,825	$204,827	$1,752,129

(a)
Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $81.0 million of equity investments in unconsolidated subsidiaries and $47.0 million of miscellaneous investments.

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

The following tables present the changes in Level 3 nuclear decommissioning fund investments for the three and six months ended June 30, 2015 and 2014:

(Thousands of Dollars)	April 1, 2015	Purchases	Settlements	Gains Recognized as Regulatory Assets (a)	June 30, 2015
Private equity investments	$113,619	$8,749	$—	$11,625	$133,993
Real estate	67,774	4,271	(1,241)	30	70,834
Total	$181,393	$13,020	$(1,241)	$11,655	$204,827

(Thousands of Dollars)	April 1, 2014	Purchases	Settlements	Gains Recognized as Regulatory Asset (a)	June 30, 2014
Private equity investments	$73,801	$2,184	$—	$5,138	$81,123
Real estate	62,954	197	—	2,507	65,658
Total	$136,755	$2,381	$—	$7,645	$146,781

(Thousands of Dollars)	Jan. 1, 2015	Purchases	Settlements	Gains Recognized as Regulatory Assets (a)	June 30, 2015
Private equity investments	$101,237	$21,131	$—	$11,625	$133,993
Real estate	64,249	8,132	(2,622)	1,075	70,834
Total	$165,486	$29,263	$(2,622)	$12,700	$204,827

(Thousands of Dollars)	Jan. 1, 2014	Purchases	Settlements	Gains Recognized as Regulatory Asset (a)	June 30, 2014
Private equity investments	$62,696	$10,953	$—	$7,474	$81,123
Real estate	57,368	3,856	—	4,434	65,658
Total	$120,064	$14,809	$—	$11,908	$146,781

(a)	Gains are deferred as a component of the regulatory assets for nuclear decommissioning.

The following table summarizes the final contractual maturity dates of the debt securities in the nuclear decommissioning fund, by asset class, at June 30, 2015:

	Final Contractual Maturity
(Thousands of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Government securities	$—	$—	$—	$22,183	$22,183
U.S. corporate bonds	—	14,684	54,005	(2,593)	66,096
International corporate bonds	—	3,951	11,325	1,018	16,294
Municipal bonds	361	32,427	41,313	136,797	210,898
Asset-backed securities	—	—	2,851	—	2,851
Mortgage-backed securities	—	—	—	12,219	12,219
Debt securities	$361	$51,062	$109,494	$169,624	$330,541

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

At June 30, 2015, accumulated other comprehensive losses related to interest rate derivatives included $3.4 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for any unsettled hedges, as applicable.

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

At June 30, 2015, Xcel Energy had various vehicle fuel contracts designated as cash flow hedges extending through December 2016. Xcel Energy also enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers but are not designated as qualifying hedging transactions. Changes in the fair value of non-trading commodity derivative instruments are recorded in other comprehensive income or deferred as a regulatory asset or liability. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms. Xcel Energy recorded immaterial amounts to income related to the ineffectiveness of cash flow hedges for the three and six months ended June 30, 2015 and 2014.

At June 30, 2015, net losses related to commodity derivative cash flow hedges recorded as a component of accumulated other comprehensive losses included $0.1 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions occur.

Additionally, Xcel Energy enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.

The following table details the gross notional amounts of commodity forwards, options and FTRs at June 30, 2015 and Dec. 31, 2014:

(Amounts in Thousands) (a)(b)	June 30, 2015	Dec. 31, 2014
Megawatt hours of electricity	97,459	56,361
Million British thermal units of natural gas	7,959	927
Gallons of vehicle fuel	211	282

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

The following tables detail the impact of derivative activity during the three and six months ended June 30, 2015 and 2014, on accumulated other comprehensive loss, regulatory assets and liabilities, and income:

	Three Months Ended June 30, 2015
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$954	(a)	$—		$—
Vehicle fuel and other commodity	29	—	28	(b)	—		—
Total	$29	$—	$982		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$4,401	(c)
Electric commodity	—	(4,737)	—		(8,037)	(d)	—
Natural gas commodity	—	(232)	—		(22)	(e)	—
Total	$—	$(4,969)	$—		$(8,059)		$4,401

	Six Months Ended June 30, 2015
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$1,894	(a)	$—		$—
Vehicle fuel and other commodity	11	—	55	(b)	—		—
Total	$11	$—	$1,949		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$8,281	(c)
Electric commodity	—	(14,208)	—		(13,160)	(d)	—
Natural gas commodity	—	(448)	—		(8,852)	(e)	8,991	(e)
Total	$—	$(14,656)	$—		$(22,012)		$17,272

	Three Months Ended June 30, 2014
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$956	(a)	$—		$—
Vehicle fuel and other commodity	25	—	(17)	(b)	—		—
Total	$25	$—	$939		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$5,176	(c)
Electric commodity	—	(17,375)	—		(4,574)	(d)	—
Natural gas commodity	—	(2,449)	—		—		(65)	(d)
Other commodity	—	—	—		—		643	(c)
Total	$—	$(19,824)	$—		$(4,574)		$5,754

	Six Months Ended June 30, 2014
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$1,902	(a)	$—		$—
Vehicle fuel and other commodity	14	—	(45)	(b)	—		—
Total	$14	$—	$1,857		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$2,922	(c)
Electric commodity	—	(13,849)	—		(25,270)	(d)	—
Natural gas commodity	—	16,058	—		(18,840)	(e)	(5,367)	(e)
Other commodity	—	—	—		—		643	(c)
Total	$—	$2,209	$—		$(44,110)		$(1,802)

(a)	Amounts are recorded to interest charges.

(b)	Amounts are recorded to O&M expenses.

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

(e)
Amounts for the three and six months ended June 30, 2015 and six months ended 2014 included immaterial settlement losses on derivatives entered to mitigate natural gas price risk for electric generation, recorded to electric fuel and purchased power, subject to cost-recovery mechanisms and reclassified to a regulatory asset, as appropriate. The remaining derivative settlement gains and losses for the three and six months ended June 30, 2015 and six months ended 2014 relate to natural gas operations and are recorded to cost of natural gas sold and transported. These gains and losses are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset or liability, as appropriate.

Xcel Energy had no derivative instruments designated as fair value hedges during the three and six months ended June 30, 2015 and 2014. Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

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

Xcel Energy’s utility subsidiaries’ most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to their wholesale, trading and non-trading commodity and transmission activities. At June 30, 2015, four of Xcel Energy’s 10 most significant counterparties for these activities, comprising $44.6 million or 18 percent of this credit exposure, had investment grade credit ratings from Standard & Poor’s Ratings Services, Moody’s Investor Services or Fitch Ratings. The remaining six significant counterparties, comprising $71.5 million or 28 percent of this credit exposure, were not rated by these agencies, but based on Xcel Energy’s internal analysis, had credit quality consistent with investment grade. All 10 of these significant counterparties are RTOs, municipal or cooperative electric entities or other utilities.

Credit Related Contingent Features — Contract provisions for derivative instruments that the utility subsidiaries enter, including those recorded to the consolidated balance sheet at fair value, as well as those accounted for as normal purchase-normal sale contracts and therefore not reflected on the balance sheet, may require the posting of collateral or settlement of the contracts for various reasons, including if the applicable utility subsidiary is unable to maintain its credit ratings. At June 30, 2015 and Dec. 31, 2014, there were no derivative instruments in a liability position that would have required the posting of collateral or settlement of applicable outstanding contracts if the credit ratings of Xcel Energy Inc.’s utility subsidiaries were downgraded below investment grade.

Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that a given utility subsidiary’s ability to fulfill its contractual obligations is reasonably expected to be impaired. Xcel Energy had no collateral posted related to adequate assurance clauses in derivative contracts as of June 30, 2015 and Dec. 31, 2014.

Recurring Fair Value Measurements — The following table presents for each of the fair value hierarchy levels, Xcel Energy’s derivative assets and liabilities measured at fair value on a recurring basis at June 30, 2015:

	June 30, 2015
	Fair Value			Fair Value Total	Counterparty Netting (b)	Total
(Thousands of Dollars)	Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$—	$11,596	$7,927	$19,523	$(6,849)	$12,674
Electric commodity	—	—	51,355	51,355	(10,600)	40,755
Natural gas commodity	—	253	—	253	(166)	87
Total current derivative assets	$—	$11,849	$59,282	$71,131	$(17,615)	53,516
PPAs (a)						10,087
Current derivative instruments						$63,603
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$—	$23,771	$—	$23,771	$(5,503)	$18,268
Total noncurrent derivative assets	$—	$23,771	$—	$23,771	$(5,503)	18,268
PPAs (a)						35,038
Noncurrent derivative instruments						$53,306

	June 30, 2015
	Fair Value			Fair Value Total	Counterparty Netting (b)	Total
(Thousands of Dollars)	Level 1	Level 2	Level 3
Current derivative liabilities
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$106	$—	$106	$—	$106
Other derivative instruments:
Commodity trading	—	8,338	1,855	10,193	(7,097)	3,096
Electric commodity	—	—	10,600	10,600	(10,600)	—
Natural gas commodity	—	490	—	490	(166)	324
Other commodity	—	450	—	450	—	450
Total current derivative liabilities	$—	$9,384	$12,455	$21,839	$(17,863)	3,976
PPAs (a)						22,869
Current derivative instruments						$26,845
Noncurrent derivative liabilities
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$49	$—	$49	$—	$49
Other derivative instruments:
Commodity trading	—	13,853	—	13,853	(11,731)	2,122
Other commodity	—	26	—	26	—	26
Total noncurrent derivative liabilities	$—	$13,928	$—	$13,928	$(11,731)	2,197
PPAs (a)						169,494
Noncurrent derivative instruments						$171,691

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

(b)
Xcel Energy nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at June 30, 2015. At June 30, 2015, derivative assets and liabilities include no obligations to return cash collateral and the rights to reclaim cash collateral of $6.5 million. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

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

The following table presents the changes in Level 3 commodity derivatives for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30
(Thousands of Dollars)	2015	2014
Balance at April 1	$17,429	$24,217
Purchases	57,446	120,107
Settlements	(17,315)	(33,610)
Net transactions recorded during the period:
Gains recognized in earnings (a)	1,220	6,438
(Losses) recognized as regulatory assets and liabilities	(11,953)	(11,758)
Balance at June 30	$46,827	$105,394

	Six Months Ended June 30
(Thousands of Dollars)	2015	2014
Balance at Jan. 1	$56,155	$41,660
Purchases	63,238	121,164
Settlements	(37,246)	(87,419)
Net transactions recorded during the period:
Gains recognized in earnings (a)	1,280	7,437
(Losses) gains recognized as regulatory assets and liabilities	(36,600)	22,552
Balance at June 30	$46,827	$105,394

(a)	These amounts relate to commodity derivatives held at the end of the period.

Xcel Energy recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three and six months ended June 30, 2015 and 2014.

Fair Value of Long-Term Debt

As of June 30, 2015 and Dec. 31, 2014, other financial instruments for which the carrying amount did not equal fair value were as follows:

	June 30, 2015		Dec. 31, 2014
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$12,603,482	$13,585,712	$11,757,360	$13,360,236

The fair value of Xcel Energy’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. The fair value estimates are based on information available to management as of June 30, 2015 and Dec. 31, 2014, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.

9.	Other Income, Net

Other income, net consisted of the following:

	Three Months Ended June 30		Six Months Ended June 30
(Thousands of Dollars)	2015	2014	2015	2014
Interest income	$389	$1,292	$4,627	$5,185
Other nonoperating income	794	1,293	1,762	2,396
Insurance policy expense	(222)	(2,438)	(2,267)	(4,246)
Other nonoperating expense	—	(65)	—	(52)
Other income, net	$961	$82	$4,122	$3,283

10.	Segment Information

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

Xcel Energy had equity investments in unconsolidated subsidiaries of $81.0 million and $83.1 million as of June 30, 2015 and Dec. 31, 2014, respectively, included in the regulated natural gas utility segment.

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

To report income from operations for regulated electric and regulated natural gas utility segments, the majority of costs are directly assigned to each segment. However, some costs, such as common depreciation, common operating and maintenance (O&M) expenses and interest expense are allocated based on cost causation allocators. A general allocator is used for certain general and administrative expenses, including office supplies, rent, property insurance and general advertising.

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended June 30, 2015
Operating revenues from external customers	$2,213,460	$284,131	$17,543	$—	$2,515,134
Intersegment revenues	420	172	—	(592)	—
Total revenues	$2,213,880	$284,303	$17,543	$(592)	$2,515,134
Net income (loss)	$214,955	$(6,883)	$(11,141)	$—	$196,931

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended June 30, 2014
Operating revenues from external customers	$2,297,638	$369,127	$18,331	$—	$2,685,096
Intersegment revenues	437	1,118	—	(1,555)	—
Total revenues	$2,298,075	$370,245	$18,331	$(1,555)	$2,685,096
Net income (loss)	$185,677	$15,297	$(5,810)	$—	$195,164

(Thousands of Dollars)	Regulated Electric		Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Six Months Ended June 30, 2015
Operating revenues from external customers	$4,438,323		$1,000,127	$38,903	$—	$5,477,353
Intersegment revenues	750		848	—	(1,598)	—
Total revenues	$4,439,073		$1,000,975	$38,903	$(1,598)	$5,477,353
Net income (loss)	$295,976	(a)	$76,793	$(23,772)	$—	$348,997

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Six Months Ended June 30, 2014
Operating revenues from external customers	$4,599,348	$1,248,815	$39,537	$—	$5,887,700
Intersegment revenues	790	4,370	—	(5,160)	—
Total revenues	$4,600,138	$1,253,185	$39,537	$(5,160)	$5,887,700
Net income (loss)	$371,110	$92,633	$(7,358)	$—	$456,385

(a)	Includes a net of tax charge related to the Monticello LCM/EPU project. See Note 5.

11.	Earnings Per Share

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

Share-based compensation arrangements for which there is currently no dilutive impact to EPS include the following:

•	Equity awards subject to a performance condition; included in common shares outstanding when all necessary conditions for settlement have been satisfied by the end of the reporting period.

•	Liability awards subject to a performance condition; any portions settled in shares are included in common shares outstanding upon settlement.

The dilutive impact of common stock equivalents affecting EPS was as follows:

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
(Amounts in thousands, except per share data)	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Net income	$196,931	—	—	$195,164	—	—
Basic EPS:
Earnings available to common shareholders	196,931	507,707	$0.39	195,164	503,272	$0.39
Effect of dilutive securities:
Time based equity awards	—	367	—	—	184	—
Diluted EPS:
Earnings available to common shareholders	$196,931	508,074	$0.39	$195,164	503,456	$0.39

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
(Amounts in thousands, except per share data)	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Net income	$348,997	—	—	$456,385	—	—
Basic EPS:
Earnings available to common shareholders	348,997	507,359	$0.69	456,385	501,408	$0.91
Effect of dilutive securities:
Time based equity awards	—	388	—	—	204	—
Diluted EPS:
Earnings available to common shareholders	$348,997	507,747	$0.69	$456,385	501,612	$0.91

12.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended June 30
	2015	2014	2015	2014
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$24,828	$22,085	$529	$864
Interest cost	37,131	39,155	6,324	8,507
Expected return on plan assets	(53,472)	(51,801)	(6,650)	(8,488)
Amortization of prior service credit	(451)	(436)	(2,671)	(2,672)
Amortization of net loss	31,288	29,190	1,351	2,935
Net periodic benefit cost (credit)	39,324	38,193	(1,117)	1,146
Costs not recognized due to the effects of regulation	(7,523)	(6,604)	—	—
Net benefit cost (credit) recognized for financial reporting	$31,801	$31,589	$(1,117)	$1,146

	Six Months Ended June 30
	2015	2014	2015	2014
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$49,656	$44,171	$1,058	$1,728
Interest cost	74,262	78,310	12,648	17,014
Expected return on plan assets	(106,945)	(103,602)	(13,300)	(16,977)
Amortization of prior service credit	(902)	(873)	(5,343)	(5,344)
Amortization of net loss	62,576	58,381	2,702	5,870
Net periodic benefit cost (credit)	78,647	76,387	(2,235)	2,291
Costs not recognized due to the effects of regulation	(15,019)	(13,656)	—	—
Net benefit cost (credit) recognized for financial reporting	$63,628	$62,731	$(2,235)	$2,291

In January 2015, contributions of $90.0 million were made across four of Xcel Energy’s pension plans. Xcel Energy does not expect additional pension contributions during 2015.

13.	Other Comprehensive Income

Changes in accumulated other comprehensive (loss) income, net of tax, for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30, 2015
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive (loss) income at April 1	$(57,054)	$111	$(49,745)	$(106,688)
Other comprehensive income before reclassifications	18	1	—	19
Losses reclassified from net accumulated other comprehensive loss	600	—	883	1,483
Net current period other comprehensive income	618	1	883	1,502
Accumulated other comprehensive (loss) income at June 30	$(56,436)	$112	$(48,862)	$(105,186)

	Three Months Ended June 30, 2014
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive (loss) income at April 1	$(59,200)	$115	$(45,735)	$(104,820)
Other comprehensive income before reclassifications	16	—	—	16
Losses reclassified from net accumulated other comprehensive loss	574	—	864	1,438
Net current period other comprehensive income	590	—	864	1,454
Accumulated other comprehensive (loss) income at June 30	$(58,610)	$115	$(44,871)	$(103,366)

	Six Months Ended June 30, 2015
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive (loss) income at Jan. 1	$(57,628)	$110	$(50,621)	$(108,139)
Other comprehensive income before reclassifications	7	2	—	9
Losses reclassified from net accumulated other comprehensive loss	1,185	—	1,759	2,944
Net current period other comprehensive income	1,192	2	1,759	2,953
Accumulated other comprehensive (loss) income at June 30	$(56,436)	$112	$(48,862)	$(105,186)

	Six Months Ended June 30, 2014
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive (loss) income at Jan. 1	$(59,753)	$77	$(46,599)	$(106,275)
Other comprehensive income before reclassifications	8	38	—	46
Losses reclassified from net accumulated other comprehensive loss	1,135	—	1,728	2,863
Net current period other comprehensive income	1,143	38	1,728	2,909
Accumulated other comprehensive (loss) income at June 30	$(58,610)	$115	$(44,871)	$(103,366)

Reclassifications from accumulated other comprehensive loss for the three and six months ended June 30, 2015 and 2014 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
(Gains) losses on cash flow hedges:
Interest rate derivatives	$954	(a)	$956	(a)
Vehicle fuel derivatives	28	(b)	(17)	(b)
Total, pre-tax	982		939
Tax benefit	(382)		(365)
Total, net of tax	600		574
Defined benefit pension and postretirement (gains) losses:
Amortization of net loss	1,533	(c)	1,500	(c)
Prior service credit	(89)	(c)	(86)	(c)
Total, pre-tax	1,444		1,414
Tax benefit	(561)		(550)
Total, net of tax	883		864
Total amounts reclassified, net of tax	$1,483		$1,438

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
(Gains) losses on cash flow hedges:
Interest rate derivatives	$1,894	(a)	$1,902	(a)
Vehicle fuel derivatives	55	(b)	(45)	(b)
Total, pre-tax	1,949		1,857
Tax benefit	(764)		(722)
Total, net of tax	1,185		1,135
Defined benefit pension and postretirement (gains) losses:
Amortization of net loss	3,068	(c)	2,999	(c)
Prior service (credit) cost	(179)	(c)	(172)	(c)
Total, pre-tax	2,889		2,827
Tax benefit	(1,130)		(1,099)
Total, net of tax	1,759		1,728
Total amounts reclassified, net of tax	$2,944		$2,863

(a)	Included in interest charges.

(b)	Included in O&M expenses.

(c)	Included in the computation of net periodic pension and postretirement benefit costs. See Note 12 for details regarding these benefit plans.

Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis by management focuses on those factors that had a material effect on Xcel Energy’s financial condition, results of operations and cash flows during the periods presented, or are expected to have a material impact in the future. It should be read in conjunction with the accompanying unaudited consolidated financial statements and the related notes to consolidated financial statements. Due to the seasonality of Xcel Energy’s operating results, quarterly financial results are not an appropriate base from which to project annual results.

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including the 2015 earnings per share guidance and assumptions, are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of Xcel Energy Inc. and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry, including the risk of a slow down in the U.S. economy or delay in growth recovery; trade, fiscal, taxation and environmental policies in areas where Xcel Energy has a financial interest; customer business conditions; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by Xcel Energy Inc. and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; actions by regulatory bodies impacting our nuclear operations, including those affecting costs, operations or the approval of requests pending before the NRC; financial or regulatory accounting policies imposed by regulatory bodies; availability or cost of capital; employee work force factors; the items described under Factors Affecting Results of Operations in Item 7 of Xcel Energy Inc.’s Form 10-K for the year ended Dec. 31, 2014; and the other risk factors listed from time to time by Xcel Energy in reports filed with the SEC, including Risk Factors in Item 1A and Exhibit 99.01 of Xcel Energy Inc.’s Annual Report on Form 10-K for the year ended Dec. 31, 2014, and Item 1A and Exhibit 99.01 to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

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

Results of Operations

The following table summarizes the diluted EPS for Xcel Energy:

	Three Months Ended June 30		Six Months Ended June 30
Diluted Earnings (Loss) Per Share	2015	2014	2015	2014
PSCo	$0.19	$0.18	$0.41	$0.41
NSP-Minnesota	0.15	0.15	0.32	0.37
SPS	0.05	0.06	0.08	0.09
NSP-Wisconsin	0.02	0.02	0.07	0.07
Equity earnings of unconsolidated subsidiaries	0.01	0.01	0.02	0.02
Regulated utility	0.42	0.42	0.90	0.96
Xcel Energy Inc. and other	(0.03)	(0.03)	(0.05)	(0.05)
Ongoing diluted EPS	0.39	0.39	0.85	0.91
Loss on Monticello LCM/EPU project	—	—	(0.16)	—
GAAP diluted EPS	$0.39	$0.39	$0.69	$0.91

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

For the six months ended June 30, 2015 GAAP earnings included a $0.16 per share charge related to the Monticello nuclear facility LCM/EPU project, which in total cost $748 million. In March 2015, the MPUC approved full recovery, including a return, on $415 million of the project costs, inclusive of AFUDC, but only allow recovery of the remaining $333 million of costs with no return on this portion of the investment for years 2015 and beyond. As a result of this decision, Xcel Energy recorded a pre-tax charge of approximately $129 million. See Note 5 to the consolidated financial statements for further discussion.

Summary of Ongoing Earnings

Xcel Energy — Xcel Energy’s ongoing earnings were flat for the second quarter of 2015 and decreased $0.06 per share year-to-date, which excludes an adjustment for a charge related to the Monticello LCM/EPU project. Electric margin increased due to new rates and riders in various jurisdictions and a lower PSCo earnings test refund that was partially offset by weather-normalized sales decline and unfavorable weather. This increase was offset by higher depreciation, lower allowance for funds used during construction, higher property taxes, operating and maintenance expenses and interest charges.

PSCo — PSCo’s ongoing earnings increased $0.01 per share for the second quarter of 2015 and were flat year-to-date. The positive impact of implementing the CACJA rider, effective in January 2015, and lower estimated electric earnings test refunds were offset by lower AFUDC, higher property taxes, depreciation, and O&M expenses, as well as the impact of weather and weather-normalized sales decline.

NSP-Minnesota — NSP-Minnesota’s ongoing earnings were flat for the second quarter of 2015 and decreased $0.05 per share year-to-date. Higher revenue attributable to electric rate cases in Minnesota, North Dakota and South Dakota were more than offset by increases in depreciation, O&M expenses, property taxes and interest charges, as well as unfavorable weather and weather-normalized sales decline.

SPS — SPS’ ongoing earnings decreased $0.01 per share for the second quarter of 2015 and year-to-date. Higher electric rates in Texas were offset by higher O&M expenses, depreciation, and lower AFUDC, along with the impact of unfavorable weather.

NSP-Wisconsin — NSP-Wisconsin’s ongoing earnings per share were flat for the second quarter of 2015 and year-to-date. Lower O&M expenses and higher electric margins, primarily due to an electric rate increase, were offset by higher depreciation and unfavorable weather.

Changes in Diluted EPS

The following table summarizes significant components contributing to the changes in 2015 EPS compared with the same period in 2014:

Diluted Earnings (Loss) Per Share	Three Months Ended June 30	Six Months Ended June 30
2014 GAAP and ongoing diluted EPS	$0.39	$0.91

Components of change — 2015 vs. 2014
Higher electric margins	0.06	0.11
Lower conservation and DSM program expenses (offset by lower revenues)	0.02	0.05
Higher depreciation and amortization	(0.02)	(0.06)
Higher O&M expenses	(0.01)	(0.04)
Lower AFUDC — equity	(0.02)	(0.04)
Higher taxes (other than income taxes)	(0.02)	(0.03)
Higher ETR	(0.01)	(0.03)
Lower natural gas margins	—	(0.02)
Higher interest charges	(0.01)	(0.01)
Other, net	0.01	0.01
2015 ongoing diluted EPS	0.39	0.85
Loss on Monticello LCM/EPU project	—	(0.16)
2015 GAAP diluted EPS	$0.39	$0.69

The following tables summarize the earnings contributions of Xcel Energy’s business segments:

	Three Months Ended June 30		Six Months Ended June 30
(Millions of Dollars)	2015	2014	2015	2014
GAAP income (loss) by segment
Regulated electric income	$215.0	$185.7	$296.0	$371.1
Regulated natural gas income	(6.9)	15.3	76.8	92.6
Other (loss) income (a)	4.5	8.7	2.3	20.1
Xcel Energy Inc. and other (a)	(15.7)	(14.5)	(26.1)	(27.4)
Total net income	$196.9	$195.2	$349.0	$456.4

	Three Months Ended June 30		Six Months Ended June 30
Contributions to Diluted Earnings (Loss) Per Share	2015	2014	2015	2014
GAAP earnings (loss) by segment
Regulated electric	$0.42	$0.37	$0.58	$0.74
Regulated natural gas	(0.01)	0.03	0.15	0.18
Other (a)	0.01	0.02	0.01	0.04
Xcel Energy Inc. and other (a)	(0.03)	(0.03)	(0.05)	(0.05)
Total diluted EPS	$0.39	$0.39	$0.69	$0.91

(a)	Not a reportable segment. Included in all other segment results in Note 10 to the consolidated financial statements.

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

The percentage decrease in normal and actual HDD, CDD and THI is provided in the following table:

	Three Months Ended June 30			Six Months Ended June 30
	2015 vs. Normal	2014 vs. Normal	2015 vs. 2014	2015 vs. Normal	2014 vs. Normal	2015 vs. 2014
HDD	(8.1)%	4.5%	(12.4)%	(2.4)%	12.3%	(13.2)%
CDD	(19.1)	0.6	(16.8)	(19.2)	1.0	(17.4)
THI	(20.8)	9.3	(25.1)	(21.0)	8.4	(25.2)

Weather — The following table summarizes the estimated impact of temperature variations on EPS compared with sales under normal weather conditions:

	Three Months Ended June 30			Six Months Ended June 30
	2015 vs. Normal	2014 vs. Normal	2015 vs. 2014	2015 vs. Normal	2014 vs. Normal	2015 vs. 2014
Retail electric	$(0.013)	$0.002	$(0.015)	$(0.013)	$0.034	$(0.047)
Firm natural gas	(0.001)	0.001	(0.002)	(0.005)	0.019	(0.024)
Total	$(0.014)	$0.003	$(0.017)	$(0.018)	$0.053	$(0.071)

Sales Growth (Decline) — The following tables summarize Xcel Energy and its subsidiaries’ sales growth (decline) for actual and weather-normalized sales in 2015:

	Three Months Ended June 30
	Xcel Energy	PSCo	NSP-Minnesota	NSP-Wisconsin	SPS
Actual
Electric residential (a)	(4.2)%	0.5%	(6.4)%	(11.4)%	(5.7)%
Electric commercial and industrial	(1.3)	(1.7)	(0.2)	0.5	(2.9)
Total retail electric sales	(2.1)	(1.1)	(2.0)	(2.8)	(3.6)
Firm natural gas sales	(16.7)	(8.0)	(31.6)	(26.0)	N/A

	Three Months Ended June 30
	Xcel Energy	PSCo	NSP-Minnesota	NSP-Wisconsin	SPS
Weather-normalized
Electric residential (a)	(2.3)%	(1.2)%	(3.0)%	(6.3)%	(0.5)%
Electric commercial and industrial	(0.7)	(2.3)	0.4	1.4	(1.3)
Total retail electric sales	(1.2)	(1.9)	(0.6)	(0.7)	(1.3)
Firm natural gas sales	(14.9)	(13.7)	(17.4)	(16.6)	N/A

	Six Months Ended June 30
	Xcel Energy	PSCo	NSP-Minnesota	NSP-Wisconsin	SPS
Actual
Electric residential (a)	(4.6)%	(1.5)%	(6.3)%	(9.2)%	(4.2)%
Electric commercial and industrial	(0.6)	(0.7)	(0.9)	1.0	(0.6)
Total retail electric sales	(1.8)	(0.9)	(2.6)	(2.2)	(1.4)
Firm natural gas sales	(11.8)	(9.1)	(15.9)	(13.5)	N/A

	Six Months Ended June 30
	Xcel Energy	PSCo	NSP-Minnesota	NSP-Wisconsin	SPS
Weather-normalized
Electric residential (a)	(1.3)%	(1.1)%	(1.8)%	(3.4)%	0.8%
Electric commercial and industrial	0.1	(0.6)	—	2.3	0.3
Total retail electric sales	(0.4)	(0.8)	(0.5)	0.6	0.3
Firm natural gas sales	(2.0)	(2.5)	(1.4)	—	N/A

(a)	Extreme weather variations and additional factors such as windchill and cloud cover may not be reflected in weather-normalized and actual growth estimates.

Weather-normalized Electric Year-to-Date Growth (Decline)

•
SPS’ commercial and industrial (C&I) growth was driven by continued expansion from oil and gas exploration and production in the Southeastern New Mexico, Permian Basin area. This was partially offset by the impact of wet weather which resulted in less irrigation by agricultural customers. Residential growth reflects an increased number of customers as well as greater use per customer.

•
NSP-Wisconsin’s electric sales growth was largely due to strong sales to large C&I customers primarily in the oil, gas and sand mining industries. Residential decline was primarily attributable to lower use per customer.

•
PSCo’s C&I decline was primarily due to customers in fracking and certain manufacturing industries. Residential decrease was primarily the result of weaker use per customer, partially offset by customer growth.

•
NSP-Minnesota’s C&I electric sales were flat as a result of higher use for large customer class (particularly due to greater usage in the petroleum industry), and an increase in the number of customers in both the small and large classes, offset by lower use for small customers in various industries. The residential decrease was due to less use per customer, partially offset by increasing customer growth.

Weather-normalized Natural Gas Decline

•	Across natural gas service territories, lower natural gas sales reflect a decline in customer use.

Electric Revenues and Margin

Electric revenues and fuel and purchased power expenses are largely impacted by the fluctuation in the price of natural gas, coal and uranium used in the generation of electricity, but as a result of the design of fuel recovery mechanisms to recover current expenses, these price fluctuations have minimal impact on electric margin. The following table details the electric revenues and margin:

	Three Months Ended June 30		Six Months Ended June 30
(Millions of Dollars)	2015	2014	2015	2014
Electric revenues	$2,213	$2,298	$4,438	$4,599
Electric fuel and purchased power	(905)	(1,041)	(1,855)	(2,109)
Electric margin	$1,308	$1,257	$2,583	$2,490

The following tables summarize the components of the changes in electric revenues and electric margin:

Electric Revenues

(Millions of Dollars)	Three Months Ended June 30 2015 vs. 2014	Six Months Ended June 30 2015 vs. 2014
Fuel and purchased power cost recovery	$(145)	$(255)
Estimated impact of weather	(12)	(37)
Conservation and DSM program revenues (offset by expenses)	(13)	(28)
Retail sales growth, excluding weather impact	(9)	(10)
Non-fuel riders (a) (b)	31	65
Retail rate increases (b)	25	48
PSCO earnings test refund	24	35
Transmission revenue	14	22
Other, net	—	(1)
Total decrease in electric revenues	$(85)	$(161)

Electric Margin

(Millions of Dollars)	Three Months Ended June 30 2015 vs. 2014	Six Months Ended June 30 2015 vs. 2014
Non-fuel riders (a) (b)	$31	$65
Retail rate increases (b)	25	48
PSCo earnings test refund	24	35
NSP-Wisconsin fuel recovery	3	9
Estimated impact of weather	(12)	(37)
Conservation and DSM program revenues (offset by expenses)	(13)	(28)
Retail sales decline, excluding weather impact	(9)	(10)
Other, net	2	11
Total increase in electric margin	$51	$93

(a)	Increases relate primarily to the new CACJA rider in Colorado ($28 million and $52 million, respectively) and TCR rider in Minnesota ($5 million and $14 million, respectively).

(b)
Increase due to rate proceedings in Minnesota, Texas, South Dakota, North Dakota, New Mexico, Wisconsin and Michigan.  These increases were partially offset by a decline in Colorado retail base rates, which was more than offset by increased CACJA rider revenue as approved by the CPUC in the first quarter of 2015.

Natural Gas Revenues and Margin

Total natural gas expense tends to vary with changing sales requirements and the cost of natural gas purchases. However, due to the design of purchased natural gas cost recovery mechanisms to recover current expenses for sales to retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin. The following table details natural gas revenues and margin:

	Three Months Ended June 30		Six Months Ended June 30
(Millions of Dollars)	2015	2014	2015	2014
Natural gas revenues	$284	$369	$1,000	$1,249
Cost of natural gas sold and transported	(127)	(211)	(599)	(835)
Natural gas margin	$157	$158	$401	$414

The following tables summarize the components of the changes in natural gas revenues and natural gas margin:

Natural Gas Revenues

(Millions of Dollars)	Three Months Ended June 30 2015 vs. 2014	Six Months Ended June 30 2015 vs. 2014
Purchased natural gas adjustment clause recovery	$(84)	$(234)
Estimated impact of weather	(2)	(19)
Conservation and DSM program revenues (offset by expenses)	(3)	(11)
Integrity rider (Colorado) and infrastructure rider (Minnesota), partially offset in expenses	11	18
Retail sales decline, excluding weather impact	(7)	(3)
Other, net	—	—
Total decrease in natural gas revenues	$(85)	$(249)

Natural Gas Margin

(Millions of Dollars)	Three Months Ended June 30 2015 vs. 2014	Six Months Ended June 30 2015 vs. 2014
Estimated impact of weather	$(2)	$(19)
Conservation and DSM program revenues (offset by expenses)	(3)	(11)
Retail sales decline, excluding weather impact	(7)	(3)
Integrity rider (Colorado) and infrastructure rider (Minnesota), partially offset in expenses	11	18
Other, net	—	2
Total decrease in natural gas margin	$(1)	$(13)

Non-Fuel Operating Expenses and Other Items

O&M Expenses — O&M expenses increased $8.7 million, or 1.5 percent, for the second quarter of 2015 and $34.4 million, or 3.0 percent, for the six months ended June 30, 2015. The year-to-date increase in O&M is primarily due to the timing of planned maintenance and overhauls at a number of our generation facilities. We continue to expect that the change in annual O&M expense for 2015 to be within a range of 0 percent to 2 percent, consistent with our annual guidance assumptions.

(Millions of Dollars)	Three Months Ended June 30 2015 vs. 2014	Six Months Ended June 30 2015 vs. 2014
Plant generation costs	$5	$21
Employee benefits	4	8
Nuclear plant operations	(1)	3
Other, net	1	2
Total increase in O&M expenses	$9	$34

Conservation and DSM Program Expenses — Conservation and DSM program expenses decreased $16.7 million for the second quarter of 2015 and $40.4 million for the six months ended June 30, 2015. The decreases were primarily attributable to lower electric and gas recovery rates at NSP-Minnesota and PSCo. Lower conservation and DSM program expenses are generally offset by lower revenues.

Depreciation and Amortization — Depreciation and amortization increased $19.3 million, or 7.6 percent, for the second quarter of 2015 and $46.5 million, or 9.3 percent, year-to-date. Increases were primarily attributed to normal system expansion and lower amortization of the excess depreciation reserve in Minnesota, partially offset by Minnesota’s amortization of the Department of Energy settlement.

Taxes (Other Than Income Taxes) — Taxes (other than income taxes) increased $13.5 million, or 11.6 percent, for the second quarter of 2015 and $25.4 million, or 10.5 percent, for the six months ended June 30, 2015. Increases were due to higher property taxes primarily in Colorado and Minnesota.

AFUDC, Equity and Debt — AFUDC decreased $14.9 million for the second quarter of 2015 and $27.6 million year-to-date. Decreases were primarily due to the implementation of the CACJA rider on Jan. 1, 2015, facilitating earlier and alternative recovery of construction costs.

Interest Charges — Interest charges increased $4.8 million, or 3.5 percent, for the second quarter of 2015 and $10.7 million, or 3.8 percent, for the six months ended June 30, 2015. Increases were primarily due to higher long-term debt levels, partially offset by refinancings at lower interest rates.

Income Taxes — Income tax expense increased $5.6 million for the second quarter of 2015 compared with the same period in 2014. The increase was primarily due to higher pretax earnings in second quarter of 2015, partially offset by decreased permanent plant-related adjustments in 2015 and a tax benefit for an income exclusion in 2014. The ETR was 35.8 percent for the second quarter of 2015 compared with 34.8 percent for the same period in 2014. The higher ETR for 2015 was primarily due to the adjustments referenced above.

Income tax expense decreased $46.6 million for the first six months of 2015 compared with the same period in 2014. The decrease in income tax expense was primarily due to lower pretax earnings in six months ended June 30, 2015, partially offset by decreased permanent plant-related adjustments in 2015, the successful resolution of a 2010-2011 IRS audit issue in 2014 and a tax benefit for an income exclusion in 2014. The ETR was 35.7 percent for the first six months of 2015, compared to 34.5 percent for the first six months of 2014 primarily due to these adjustments.

Public Utility Regulation and Legislation

Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 1. of Xcel Energy Inc.’s Annual Report on Form 10-K for the year ended Dec. 31, 2014, and Public Utility Regulation included in Item 2. of Xcel Energy Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, appropriately represent, in all material respects, the current status of public utility regulation, and are incorporated herein by reference.

NSP-Minnesota

Courtenay Wind Farm — NSP-Minnesota plans to move forward with construction and ownership of the Courtenay wind farm, a 200 MW project in North Dakota, pending regulatory approval. In May 2015, NSP-Minnesota filed for expedited regulatory approval in Minnesota and North Dakota. The total construction cost of the project is estimated to be approximately $300 million. On July 30, 2015, the MPUC approved the Courtenay wind purchase with recovery up to $300 million. NDPSC approval of the project is anticipated in August 2015.

NSP System Resource Plans — In January 2015, NSP-Minnesota filed its 2016-2030 Resource Plan with the MPUC, proposing to achieve a 40 percent reduction in carbon emissions by 2030 from 2005 levels through the significant addition of renewables, continued commitment to specific critical infrastructure protection annual achievements and the continued operation of its existing cost-effective thermal generation. In March 2015, NSP-Minnesota supplemented the plan to reflect (1) the resource additions that resulted from its Competitive Acquisition Plan (CAP) to meet an identified resource need in the 2018-2020 timeframe, (2) significantly higher than expected response to its Community Solar Gardens program, and (3) additional early Sherco 1 and 2 retirement scenarios. The updated resource plan continues to position NSP-Minnesota to be responsive to future environmental requirements and market trends, builds on the significant investments already made in the NSP System and acknowledges the divergence in state energy policies within the NSP System. Key points of the resource plan include:

•	Adding 600 MW of non-production tax credit wind by 2020 and an additional 1,200 MW by 2027, bringing total wind power on the NSP System to over 3,600 MW;

•
Adding 187 MW of large-scale solar energy by year-end 2016 and an additional 1,700 MW of large-scale solar and 500 MW of customer-driven small-scale solar; bringing total solar power on the NSP System to approximately 2,400 MW;

•	Operating the Monticello and PI nuclear plants through their current licenses; and

•	Continuing to run Sherco Units 1 and 2 with gradually decreasing reliance through 2030.

NSP-Minnesota continues to execute on several aspects of the additional CAP resources approved by the MPUC in February 2015, including:

•	Executed an agreement for 100 MW of distributed solar with Geronimo Energy LLC;

•	Executed an agreement with Calpine Corporation for a 345 MW expansion at its Mankato Energy Center; and

•	Initiated pre-construction tasks needed to construct a 215 MW Black Dog Unit 6 combustion turbine at the existing generation site.

Since the filing of the resource plan, NSP-Minnesota has completed several stakeholder workshops that provided information on the Plan and March supplement as well as other key topics of interest to stakeholders. This effort is intended to both focus and reduce formal information requests regarding the resource plan. In July, the Department of Commerce (DOC) filed comments on the Plan recommending that one of the Sherco units be retired in 2025, or alternatively, as early as 2020. A coalition of environmental intervenors filed comments recommending that Sherco Unit 1 close in 2021 and Unit 2 close in 2024. The current schedule calls for NSP-Minnesota to file reply comments on Sept. 2, 2015.

CapX2020 — The estimated cost of the five major CapX2020 transmission projects listed below is $2 billion.  NSP-Minnesota and NSP-Wisconsin are responsible for approximately $1.1 billion of the total investment.  As of June 30, 2015, Xcel Energy has invested $942.8 million of its $1.1 billion share of the five CapX2020 transmission projects. The projects are as follows:

•
Hampton, Minn. to Rochester, Minn. to La Crosse, Wis. 161/345 Kilovolt (KV) transmission line — The project is expected to go into service in the fall of 2016, although segments are being placed in service as they are completed.

•	Monticello, Minn. to Fargo, N.D. 345 KV transmission line — In April 2015, the final portion of the project was placed in service.

•	Brookings County, S.D. to Hampton, Minn. 345 KV transmission line — The project was placed in service in March 2015.

•	Bemidji, Minn. to Grand Rapids, Minn. 230 KV transmission line — The 70-mile Bemidji, Minn. to Grand Rapids, Minn. line was placed in service in September 2012.

•	Big Stone South to Brookings County, S.D. 345 KV transmission line — Construction is anticipated to begin in late 2015, with completion in 2017.

Minnesota Solar — Minnesota legislation requires 1.5 percent of a public utility’s total electric retail sales to retail customers be generated using solar energy by 2020.  Of the 1.5 percent, 10 percent must come from systems sized 20 kilowatts or less.  NSP-Minnesota anticipates it will meet its compliance requirements through large and small scale solar additions.  NSP-Minnesota plans to add 287 MW of large-scale solar to its system by the end of 2016.  NSP-Minnesota also offers small solar programs: a solar production incentive program for rooftop solar, called Solar*Rewards, and a community solar garden program that provides bill credits to participating subscribers, called Solar*Rewards Community. Additionally, the DOC offers the Made in Minnesota incentive program for small solar using products made in-state, which generates renewable energy credits for utilities including NSP-Minnesota.

During 2015, NSP-Minnesota sought policy guidance from the MPUC regarding the price and size of Solar*Rewards Community projects. The program was intended for projects one MW or less. Many proposals, however, were sized between 10 and 50 MW. In June 2015, the MPUC reviewed the Solar*Rewards Community program and voted to limit the size of solar installations eligible to participate in the program, more closely aligning the program with its original intent. The MPUC decision limits projects to five MW or less through Sept. 25, 2015. Subsequently, projects must be one MW or less.

Minnesota Legislation — In June 2015, the Minnesota governor signed the Jobs and Energy bill into law. Several approved mechanisms may provide additional options and opportunities in future rate cases, including the duration of future multi-year plans and more certainty regarding recovery of costs and the impact to customers. This bill provides:

•	Increased flexibility for utilities to submit a multi-year plan (MYP) of up to five years;

•	The potential for full capital recovery for all proposed years;

•	O&M cost recovery based on an index;

•	Distribution costs that facilitate grid modernization are eligible for rider recovery;

•	Natural gas extension costs for unserved areas can be socialized and are eligible for rider recovery;

•	Recovery of plant closure costs, should the MPUC order early plant closure; and

•	Allows implementation of interim rates for the first and second years of the MYP.

Nuclear Power Operations

NSP-Minnesota owns two nuclear generating plants: the Monticello plant and the PI plant. See Note 14 of Xcel Energy Inc.’s Annual Report on Form 10-K for the year ended Dec. 31, 2014 for further discussion regarding the nuclear generating plants.

Nuclear Regulatory Performance — The NRC has a Reactor Oversight Process that classifies U.S. nuclear reactors into various categories (referred to as Columns, from 1 to 5).  Such issues are evaluated as either green, white, yellow, or red based on their safety significance, with green representing the least safety concern and red representing the most concern.

At Dec. 31, 2014, PI Units 1 and 2 were in Column 1 (licensee response) with all green performance indicators and no greater than green findings or violations. Monticello was in Column 3 (degraded cornerstone) with all green performance indicators, a yellow finding related to flood control and a potentially greater than green finding related to plant security.  The NRC informed Xcel Energy in February 2015 that the final determination on the security finding was greater than green. In March 2015, Monticello was upgraded from Column 3 (degraded cornerstone) to Column 2 (regulatory response), based on the results of an NRC inspection in late 2014 to close out the flood control finding. Monticello will remain in Column 2 until the NRC performs an inspection and confirms that the white security finding can be closed. Upon closure of the white security finding, Monticello will be eligible to be upgraded to Column 1. Plants in Column 1 are subject to only a pre-defined set of basic NRC inspections. The NRC conducted an inspection on the security finding in late July 2015, the results of which are pending.

NSP-Wisconsin

NSP-Wisconsin / American Transmission Company, LLC (ATC) - La Crosse, Wis. to Madison, Wis. Transmission Line — In October 2013, NSP-Wisconsin and ATC jointly filed an application with the PSCW for a Certificate of Public Convenience and Necessity (CPCN) for a new 345 KV transmission line that would extend from La Crosse, Wis. to Madison, Wis.  NSP-Wisconsin’s half of the line will be shared with three partners, Dairyland Power Cooperative, WPPI Energy and Southern Minnesota Municipal Power Association-Wisconsin.  In 2011, MISO determined the line to be a MVP project, and as such, eligible for cost sharing under MISO’s MVP tariff.

In April 2015, the PSCW issued its order approving a CPCN and route for the project. In June 2015, the PSCW denied two requests for rehearing. Two groups have appealed the CPCN Order to county court. Court action is pending and the CPCN remains in full effect unless one of the parties seeks and receives a stay from the court and posts a bond to cover damages the utilities may incur due to delay. The 180-mile project will cost approximately $580 million. NSP-Wisconsin’s portion of the investment is estimated to be approximately $207 million. NSP-Wisconsin and ATC anticipate beginning construction on the line in mid-2016, with completion by late 2018.

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

In July 2014, Boulder filed a petition for condemnation in the Boulder District Court. PSCo filed a motion to dismiss the petition based upon the CPUC’s ruling that it must determine the appropriate system separations prior to Boulder filing its condemnation case. PSCo’s motion to dismiss was granted in February 2015. This decision does not prevent Boulder from filing another condemnation petition if it obtains CPUC approval of its separation plan.

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

In April 2015, Boulder issued a request for proposal for a partial requirements wholesale electric power supply agreement. Boulder indicated that the request for proposal was designed to elicit a wholesale power supply arrangement for a five-year term commencing on Jan. 1, 2018. Boulder has requested that PSCo consider different pricing structures and allow for Boulder to reduce demand over the term of the contract. In May 2015, PSCo sent Boulder a letter indicating its willingness to discuss a power supply arrangement with Boulder, but no formal offer was made. On July 7, 2015, Boulder filed an application with the CPUC requesting approval of Boulder’s proposed separation plan.

Steam System Package Boilers and Regulatory Plan — In December 2014, PSCo filed the results of a steam survey along with both a short-term plan and a long-term plan for the steam system consisting of a request for a conditional CPCN to construct either one or two boilers for its steam utility, dependent on the next two seasons of winter peaking capacity. In April 2015, the CPUC approved a settlement agreement between PSCo and all parties, which resolved all issues.

Cabin Creek Hydro Upgrade — PSCo filed a CPCN with the CPUC in May 2015 to upgrade the Cabin Creek Hydro facility. The upgrade is estimated to cost $89.2 million and will extend the life of the facility by 40 years as well as increase the maximum output by 36 MW. A final CPUC decision is expected in the fourth quarter of 2015.

SPS

Texas Legislation — In June 2015, the Texas Governor signed HB 1535 into law. As a result, SPS may reduce regulatory lag through earlier inclusion of certain capital additions in rate base, as well as expediting the implementation of new rates. Key provisions of the bill are as follows:

•	Utilities may include actual and estimated post-test year capital additions up through 30-days before the filing date;

•	A new natural gas generating unit may be included in rate base as long as it is in service before the proposed effective rate date;

•	Rates will go into effect 155 days after filing (previously it was 185 days). If the case is not final by this date, then a utility can go back and surcharge; and

•	Establishes time limits for the PUCT to rule on a new generation plant request for a certificate of convenience and necessity.

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

FERC Order, New ROE Policy — In June 2014, the FERC adopted a new two-step ROE methodology for electric utilities. The issue of how to apply the new FERC ROE methodology is being contested in various complaint proceedings. FERC is not expected to issue orders in any of these ROE complaint proceedings until 2016. See Note 5 to the consolidated financial statements for discussion of the SPS Wholesale Rate and MISO ROE complaints.

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

At June 30, 2015, the fair values by source for net commodity trading contract assets were as follows:

	Futures / Forwards
(Thousands of Dollars)	Source of Fair Value	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity Greater Than 5 Years	Total Futures/ Forwards Fair Value
NSP-Minnesota	1	$3,255	$7,932	$1,272	$715	$13,174
NSP-Minnesota	2	5,812	—	—	—	5,812
PSCo	1	2	—	—	—	2
		$9,069	$7,932	$1,272	$715	$18,988

	Options
(Thousands of Dollars)	Source of Fair Value	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity Greater Than 5 Years	Total Futures/ Forwards Fair Value
NSP-Minnesota	2	$260	$—	$—	$—	$260
1 — Prices actively quoted or based on actively quoted prices.
2 — Prices based on models and other valuation methods.

Changes in the fair value of commodity trading contracts before the impacts of margin-sharing mechanisms were as follows:

	Six Months Ended June 30
(Thousands of Dollars)	2015	2014
Fair value of commodity trading net contract assets outstanding at Jan. 1	$21,811	$30,514
Contracts realized or settled during the period	3,472	(7,278)
Commodity trading contract additions and changes during period	(6,035)	3,700
Fair value of commodity trading net contract assets outstanding at June 30	$19,248	$26,936

At June 30, 2015, a 10 percent increase in market prices for commodity trading contracts would increase pretax income from continuing operations by approximately $0.4 million, whereas a 10 percent decrease would decrease pretax income from continuing operations by approximately $0.4 million. At June 30, 2014, a 10 percent increase in market prices for commodity trading contracts would increase pretax income from continuing operations by approximately $1.1 million, whereas a 10 percent decrease would decrease pretax income from continuing operations by approximately $1.1 million.

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

The VaRs for the NSP-Minnesota and PSCo commodity trading operations, calculated on a consolidated basis using a Monte Carlo simulation with a 95 percent confidence level and a one-day holding period, were as follows:

(Millions of Dollars)	Three Months Ended June 30	VaR Limit	Average	High	Low
2015	$0.47	$3.00	$0.23	$1.30	$0.06
2014	0.42	3.00	0.77	1.69	0.06

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

At June 30, 2015 and 2014, a 100-basis-point change in the benchmark rate on Xcel Energy’s variable rate debt would impact pretax interest expense annually by approximately $4.5 million and $7.8 million, respectively. See Note 8 to the consolidated financial statements for a discussion of Xcel Energy Inc. and its subsidiaries’ interest rate derivatives.

NSP-Minnesota also maintains a nuclear decommissioning fund, as required by the NRC. The nuclear decommissioning fund is subject to interest rate risk and equity price risk. At June 30, 2015, the fund was invested in a diversified portfolio of cash equivalents, debt securities, equity securities, and other investments. These investments may be used only for activities related to nuclear decommissioning. Given the purpose and legal restrictions on the use of nuclear decommissioning fund assets, realized and unrealized gains on fund investments over the life of the fund are deferred as an offset of NSP-Minnesota’s regulatory asset for nuclear decommissioning costs. Consequently, any realized and unrealized gains and losses on securities in the nuclear decommissioning fund, including any other-than-temporary impairments, are deferred as a component of the regulatory asset for nuclear decommissioning. Since the accounting for nuclear decommissioning recognizes that costs are recovered through rates, fluctuations in equity prices or interest rates do not have an impact on earnings.

Credit Risk — Xcel Energy Inc. and its subsidiaries are also exposed to credit risk. Credit risk relates to the risk of loss resulting from counterparties’ nonperformance on their contractual obligations. Xcel Energy Inc. and its subsidiaries maintain credit policies intended to minimize overall credit risk and actively monitor these policies to reflect changes and scope of operations.

At June 30, 2015, a 10 percent increase in commodity prices would have resulted in a decrease in credit exposure of $3.4 million, while a decrease in prices of 10 percent would have resulted in an increase in credit exposure of $4.5 million. At June 30, 2014, a 10 percent increase in commodity prices would have resulted in an increase in credit exposure of $35.9 million, while a decrease in prices of 10 percent would have resulted in a decrease in credit exposure of $22.2 million.

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

Commodity Derivatives — Xcel Energy continuously monitors the creditworthiness of the counterparties to its commodity derivative contracts and assesses each counterparty’s ability to perform on the transactions set forth in the contracts. Given this assessment and the typically short duration of these contracts, the impact of discounting commodity derivative assets for counterparty credit risk was not material to the fair value of commodity derivative assets at June 30, 2015. Xcel Energy also assesses the impact of its own credit risk when determining the fair value of commodity derivative liabilities. The impact of discounting commodity derivative liabilities for credit risk was immaterial to the fair value of commodity derivative liabilities at June 30, 2015.

Commodity derivative assets and liabilities assigned to Level 3 typically consist of FTRs, as well as forwards and options that are long-term in nature. Level 3 commodity derivative assets and liabilities represent 3.2 percent and 34.8 percent of total assets and liabilities, respectively, measured at fair value at June 30, 2015.

Determining the fair value of FTRs requires numerous management forecasts that vary in observability, including various forward commodity prices, retail and wholesale demand, generation and resulting transmission system congestion. Given the limited observability of management’s forecasts for several of these inputs, these instruments have been assigned a Level 3. Level 3 commodity derivatives assets and liabilities included $59.3 million and $12.5 million of estimated fair values, respectively, for FTRs held at June 30, 2015.

Determining the fair value of certain commodity forwards and options can require management to make use of subjective price and volatility forecasts which extend to periods beyond those readily observable on active exchanges or quoted by brokers. When less observable forward price and volatility forecasts are significant to determining the value of commodity forwards and options, these instruments are assigned to Level 3. Level 3 commodity derivative assets included no assets and no liabilities, for forwards held at June 30, 2015. There were no Level 3 options held at June 30, 2015.

Nuclear Decommissioning Fund — Nuclear decommissioning fund assets assigned to Level 3 consist of private equity investments and real estate investments. Based on an evaluation of NSP-Minnesota’s ability to redeem private equity investments and real estate investment funds measured at net asset value, estimated fair values for these investments totaling $204.8 million in the nuclear decommissioning fund at June 30, 2015 (approximately 11.1 percent of total assets measured at fair value) are assigned to Level 3. Realized and unrealized gains and losses on nuclear decommissioning fund investments are deferred as a regulatory asset.

Liquidity and Capital Resources

Cash Flows

	Six Months Ended June 30
(Millions of Dollars)	2015	2014
Cash provided by operating activities	$1,509	$1,040

Net cash provided by operating activities increased $469 million for the six months ended June 30, 2015 compared with the six months ended June 30, 2014. The increase was primarily due to changes in working capital, including income tax refunds received in 2015 compared to taxes paid in 2014, changes in regulatory assets and liabilities and higher net income, excluding amounts related to non-cash operating activities (e.g. depreciation, deferred tax expenses and a charge related to the Monticello LCM/EPU project).

	Six Months Ended June 30
(Millions of Dollars)	2015	2014
Cash used in investing activities	$(1,431)	$(1,531)

Net cash used in investing activities decreased $100 million for the six months ended June 30, 2015 compared with the six months ended June 30, 2014. The decrease was primarily attributable to higher capital expenditures in 2014 related to CACJA projects and the impact of higher insurance proceeds related to Sherco Unit 3.

	Six Months Ended June 30
(Millions of Dollars)	2015	2014
Cash (used in) provided by financing activities	$(22)	$484

Net cash used in financing activities was $22 million for the six months ended June 30, 2015 compared with net cash provided by financing activities of $484 million for the six months ended June 30, 2014, or a change of $506 million. The difference was primarily due to repayments of short-term debt in 2015 compared to proceeds in 2014 and less issued common stock, partially offset by a repayment of long-term debt in 2014.

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

SPP FTR Margining Requirements — The SPP conducted its first annual FTR auction in the spring of 2014 associated with the implementation of the SPP Integrated Market. The process for transmission owners involves the receipt of Auction Revenue Rights (ARRs) and, if elected by the transmission owner, conversion of those ARRs to firm FTRs. SPP requires that the transmission owner post collateral for the conversion of ARRs to FTRs. At June 30, 2015, SPS had a $36 million letter of credit posted with SPP, which was a reduction from the initial requirement of $41 million.

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

Short-Term Investments — Xcel Energy Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS maintain cash operating and short-term investment accounts. At June 30, 2015, approximately $20.4 million of cash was held in these accounts.

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

As of July 27, 2015, Xcel Energy Inc. and its utility subsidiaries had the following committed credit facilities available to meet liquidity needs:

(Millions of Dollars)	Credit Facility (a)	Drawn (b)	Available	Cash	Liquidity
Xcel Energy Inc.	$1,000	$60	$940	$—	$940
PSCo	700	35	665	1	666
NSP-Minnesota	500	184	316	1	317
SPS	400	257	143	1	144
NSP-Wisconsin	150	—	150	5	155
Total	$2,750	$536	$2,214	$8	$2,222

(a)	These credit facilities expire in October 2019.

(b)	Includes outstanding commercial paper and letters of credit.

Commercial Paper — Xcel Energy Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS each have individual commercial paper programs. The authorized levels for these commercial paper programs are:

•	$1 billion for Xcel Energy Inc.;

•	$700 million for PSCo;

•	$500 million for NSP-Minnesota;

•	$400 million for SPS; and

•	$150 million for NSP-Wisconsin.

Commercial paper outstanding for Xcel Energy was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2015	Twelve Months Ended Dec. 31, 2014
Borrowing limit	$2,750	$2,750
Amount outstanding at period end	451	1,020
Average amount outstanding	780	841
Maximum amount outstanding	1,072	1,200
Weighted average interest rate, computed on a daily basis	0.48%	0.33%
Weighted average interest rate at period end	0.48	0.56

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

During 2015, Xcel Energy Inc. and its utility subsidiaries completed the following bond issuances:

•	In May, PSCo issued $250 million of 2.9 percent first mortgage bonds due May 15, 2025;

•	In June, Xcel Energy Inc. issued $250 million of 1.2 percent senior notes due June 1, 2017 and $250 million of 3.3 percent senior notes due June 1, 2025; and

•	In June, NSP-Wisconsin issued $100 million of 3.3 percent first mortgage bonds due June 15, 2024.

During 2015, Xcel Energy Inc. and its utility subsidiaries anticipate issuing the following:

•	NSP-Minnesota plans to issue approximately $600 million of first mortgage bonds; and

•	SPS plans to issue approximately $200 million of first mortgage bonds.

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

Earnings Guidance

Xcel Energy’s 2015 ongoing earnings guidance is $2.00 to $2.15 per share. Key assumptions related to 2015 earnings are detailed below:

•	Constructive outcomes in all rate case and regulatory proceedings.

•	Normal weather patterns are experienced for the remainder of the year.

•	Weather-normalized retail electric utility sales are projected to increase approximately 0.5 percent.

•	Weather-normalized retail firm natural gas sales are projected to decline approximately 2 percent.

•	Capital rider revenue is projected to increase by $155 million to $165 million over 2014 levels.

•	The change in O&M expenses is projected to be within a range of 0 percent to 2 percent from 2014 levels.

•	Depreciation expense is projected to increase $130 million to $150 million over 2014 levels.

•	Property taxes are projected to increase approximately $60 million to $70 million over 2014 levels.

•	Interest expense (net of AFUDC — debt) is projected to increase $40 million to $50 million over 2014 levels.

•	AFUDC — equity is projected to decline approximately $30 million to $40 million from 2014 levels.

•	The ETR is projected to be approximately 34 percent to 36 percent.

•	Average common stock and equivalents are projected to be approximately 508 million shares.

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

Item 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management’s Discussion and Analysis — Derivatives, Risk Management and Market Risk under Item 2.

Item 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Xcel Energy maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure. As of June 30, 2015, based on an evaluation carried out under the supervision and with the participation of Xcel Energy’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that Xcel Energy’s disclosure controls and procedures were effective.

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

Item 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases of equity securities that are registered by Xcel Energy Inc. pursuant to Section 12 of the Exchange Act for the quarter ended June 30, 2015:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2015 — April 30, 2015	—	$—	—	—
May 1, 2015 — May 31, 2015	—	—	—	—
June 1, 2015 — June 30, 2015	—	—	—	—
Total	—		—	—

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
4.01*
Supplemental Indenture No. 8 dated as of June 1, 2015 between Xcel Energy Inc. and Wells Fargo Bank, National Association, as Trustee, creating $250,000,000 aggregate principal amount of 1.20% Senior Notes, Series due June 1, 2017 and $250,000,000 aggregate principal amount of 3.30% Senior Notes, Series due June 1, 2025. (Exhibit 4.01 to Form 8-K dated June 1, 2015 (file no. 001-03034)).

4.02*
Supplemental Indenture dated as of May 1, 2015 between PSCo and U.S. Bank National Association, as successor Trustee, creating $250,000,000 principal amount of 2.90% First Mortgage Bonds, Series No. 28 due 2025. (Exhibit 4.01 to Form 8-K of PSCo dated May 12, 2015 (file no. 001-03280)).

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
101
The following materials from Xcel Energy Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) the Consolidated Statements of Common Stockholders’ Equity, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XCEL ENERGY INC.

July 31, 2015	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ TERESA S. MADDEN
Teresa S. Madden
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)