Form 10-Q
period 2017-03-31
XCEL ENERGY INC
filed 2017-04-28
CIK 72903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2017
Common Stock, $2.50 par value	507,762,881 shares

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

PART I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

XCEL ENERGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (amounts in thousands, except per share data)

	Three Months Ended March 31
	2017	2016
Operating revenues
Electric	$2,299,060	$2,185,119
Natural gas	625,703	565,689
Other	21,659	21,465
Total operating revenues	2,946,422	2,772,273

Operating expenses
Electric fuel and purchased power	925,221	861,852
Cost of natural gas sold and transported	365,134	312,117
Cost of sales — other	8,587	8,245
Operating and maintenance expenses	586,430	577,410
Conservation and demand side management program expenses	67,533	57,436
Depreciation and amortization	365,204	320,020
Taxes (other than income taxes)	142,094	145,323
Total operating expenses	2,460,203	2,282,403

Operating income	486,219	489,870

Other income, net	6,446	4,250
Equity earnings of unconsolidated subsidiaries	7,875	13,182
Allowance for funds used during construction — equity	14,313	13,113

Interest charges and financing costs
Interest charges — includes other financing costs of $5,858 and $6,336, respectively	165,934	156,443
Allowance for funds used during construction — debt	(7,022)	(5,990)
Total interest charges and financing costs	158,912	150,453

Income before income taxes	355,941	369,962
Income taxes	116,664	128,650
Net income	$239,277	$241,312

Weighted average common shares outstanding:
Basic	508,278	508,667
Diluted	508,774	509,150

Earnings per average common share:
Basic	$0.47	$0.47
Diluted	0.47	0.47

Cash dividends declared per common share	$0.36	$0.34

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (amounts in thousands)

	Three Months Ended March 31
	2017	2016
Net income	$239,277	$241,312

Other comprehensive income

Pension and retiree medical benefits:
Amortization of losses included in net periodic benefit cost, net of tax of $615 and $142, respectively	948	211

Derivative instruments:
Net fair value decrease, net of tax of $0 and $(2), respectively	—	(4)
Reclassification of losses to net income, net of tax of $534 and $604, respectively	825	938
	825	934

Other comprehensive income	1,773	1,145
Comprehensive income	$241,050	$242,457

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (amounts in thousands)

	Three Months Ended March 31
	2017	2016
Operating activities
Net income	$239,277	$241,312
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	368,880	323,761
Conservation and demand side management program amortization	755	1,162
Nuclear fuel amortization	30,852	25,750
Deferred income taxes	193,740	160,379
Amortization of investment tax credits	(1,278)	(1,307)
Allowance for equity funds used during construction	(14,313)	(13,113)
Equity earnings of unconsolidated subsidiaries	(7,875)	(13,182)
Dividends from unconsolidated subsidiaries	11,754	11,481
Share-based compensation expense	17,953	13,099
Net realized and unrealized hedging and derivative transactions	4,177	5,576
Other	—	(388)
Changes in operating assets and liabilities:
Accounts receivable	(4,959)	(4,780)
Accrued unbilled revenues	174,387	129,444
Inventories	88,355	88,570
Other current assets	(76,758)	(16,635)
Accounts payable	(121,390)	(22,063)
Net regulatory assets and liabilities	17,863	34,404
Other current liabilities	(42,270)	(32,442)
Pension and other employee benefit obligations	(148,565)	(118,774)
Change in other noncurrent assets	263	(1,196)
Change in other noncurrent liabilities	(12,693)	(8,508)
Net cash provided by operating activities	718,155	802,550

Investing activities
Utility capital/construction expenditures	(749,073)	(700,319)
Allowance for equity funds used during construction	14,313	13,113
Purchases of investment securities	(172,738)	(109,373)
Proceeds from the sale of investment securities	167,645	104,280
Investments in WYCO Development LLC and other	(2,571)	(260)
Other, net	(5,315)	(1,548)
Net cash used in investing activities	(747,739)	(694,107)

Financing activities
Proceeds from (repayments of) short-term borrowings, net	213,000	(663,000)
Proceeds from issuance of long-term debt	—	747,127
Repayments of long-term debt	(217)	(333)
Repurchases of common stock	(2,943)	(789)
Dividends paid	(172,456)	(162,410)
Other	(18,291)	(12,487)
Net cash provided by (used in) financing activities	19,093	(91,892)

Net change in cash and cash equivalents	(10,491)	16,551
Cash and cash equivalents at beginning of period	84,476	84,940
Cash and cash equivalents at end of period	$73,985	$101,491

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(174,381)	$(164,511)
Cash received for income taxes, net	—	7,414

Supplemental disclosure of non-cash investing and financing transactions:
Property, plant and equipment additions in accounts payable	$185,617	$192,818
Issuance of common stock for reinvested dividends and equity awards	11,673	7,703

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED) (amounts in thousands, except share and per share data)

	March 31, 2017	Dec. 31, 2016
Assets
Current assets
Cash and cash equivalents	$73,985	$84,476
Accounts receivable, net	781,248	776,289
Accrued unbilled revenues	555,445	729,832
Inventories	519,081	604,226
Regulatory assets	360,309	363,655
Derivative instruments	20,885	38,224
Prepaid taxes	176,998	106,697
Prepayments and other	145,203	138,682
Total current assets	2,633,154	2,842,081

Property, plant and equipment, net	33,158,384	32,841,750

Other assets
Nuclear decommissioning fund and other investments	2,187,946	2,091,858
Regulatory assets	3,009,825	3,080,867
Derivative instruments	48,681	50,189
Other	247,351	248,532
Total other assets	5,493,803	5,471,446
Total assets	$41,285,341	$41,155,277

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$755,448	$255,529
Short-term debt	605,000	392,000
Accounts payable	861,506	1,044,959
Regulatory liabilities	186,926	220,894
Taxes accrued	544,177	457,392
Accrued interest	151,929	172,901
Dividends payable	182,795	172,456
Derivative instruments	26,706	26,959
Other	393,489	503,953
Total current liabilities	3,707,976	3,247,043

Deferred credits and other liabilities
Deferred income taxes	6,999,546	6,784,319
Deferred investment tax credits	61,937	63,216
Regulatory liabilities	1,400,234	1,383,212
Asset retirement obligations	2,815,677	2,782,229
Derivative instruments	143,684	148,146
Customer advances	189,984	195,214
Pension and employee benefit obligations	964,398	1,112,366
Other	235,333	223,965
Total deferred credits and other liabilities	12,810,793	12,692,667

Commitments and contingencies
Capitalization
Long-term debt	13,696,461	14,194,718
Common stock — 1,000,000,000 shares authorized of $2.50 par value; 507,762,881 and 507,222,795 shares outstanding at March 31, 2017 and Dec. 31, 2016, respectively	1,269,407	1,268,057
Additional paid in capital	5,872,933	5,881,494
Retained earnings	4,036,352	3,981,652
Accumulated other comprehensive loss	(108,581)	(110,354)
Total common stockholders’ equity	11,070,111	11,020,849
Total liabilities and equity	$41,285,341	$41,155,277

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY (UNAUDITED) (amounts in thousands)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholders’ Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended March 31, 2017 and 2016
Balance at Dec. 31, 2015	507,536	$1,268,839	$5,889,106	$3,552,728	$(109,753)	$10,600,920
Net income				241,312		241,312
Other comprehensive income					1,145	1,145
Dividends declared on common stock				(173,619)		(173,619)
Issuances of common stock	417	1,043	(3,755)			(2,712)
Repurchases of common stock			(789)			(789)
Share-based compensation			5,377			5,377
Balance at March 31, 2016	507,953	$1,269,882	$5,889,939	$3,620,421	$(108,608)	$10,671,634

Balance at Dec. 31, 2016	507,223	$1,268,057	$5,881,494	$3,981,652	$(110,354)	$11,020,849
Net income				239,277		239,277
Other comprehensive income					1,773	1,773
Dividends declared on common stock				(183,815)		(183,815)
Issuances of common stock	611	1,527	3,510			5,037
Repurchases of common stock	(71)	(177)	(2,943)			(3,120)
Share-based compensation			(9,128)	(762)		(9,890)
Balance at March 31, 2017	507,763	$1,269,407	$5,872,933	$4,036,352	$(108,581)	$11,070,111

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of Xcel Energy Inc. and its subsidiaries as of March 31, 2017 and Dec. 31, 2016; the results of its operations, including the components of net income and comprehensive income, and changes in stockholders’ equity for the three months ended March 31, 2017 and 2016; and its cash flows for the three months ended March 31, 2017 and 2016. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after March 31, 2017 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2016 balance sheet information has been derived from the audited 2016 consolidated financial statements included in the Xcel Energy Inc. Annual Report on Form 10-K for the year ended Dec. 31, 2016. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the Xcel Energy Inc. Annual Report on Form 10-K for the year ended Dec. 31, 2016, filed with the SEC on Feb. 24, 2017. Due to the seasonality of Xcel Energy’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the consolidated financial statements in the Xcel Energy Inc. Annual Report on Form 10-K for the year ended Dec. 31, 2016, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements

Recently Issued

Revenue Recognition — In May 2014, the Financial Accounting Standards Board (FASB) issued Revenue from Contracts with Customers, Topic 606 (Accounting Standards Update (ASU) No. 2014-09), which provides a new framework for the recognition of revenue. Xcel Energy expects its adoption will result in increased disclosures regarding revenue, cash flows and obligations related to arrangements with customers, as well as separate presentation of alternative revenue programs. Xcel Energy has not yet fully determined the impacts of adoption for several aspects of the standard, including a determination whether and how much an evaluation of the collectability of regulated electric and gas revenues will impact the amounts of revenue recognized upon delivery. Xcel Energy currently expects to implement the standard on a modified retrospective basis, which requires application to contracts with customers effective Jan. 1, 2018, with the cumulative impact on contracts not yet completed as of Dec. 31, 2017 recognized as an adjustment to the opening balance of retained earnings.

Classification and Measurement of Financial Instruments — In January 2016, the FASB issued Recognition and Measurement of Financial Assets and Financial Liabilities, Subtopic 825-10 (ASU No. 2016-01), which eliminates the available-for-sale classification for marketable equity securities, and also replaces the cost method of accounting for non-marketable equity securities with a model for recognizing impairments and observable price changes. Under the new standard, other than when the consolidation or equity method of accounting is utilized, changes in the fair value of equity securities are to be recognized in earnings. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2017. Xcel Energy expects that as a result of application of accounting principles for rate regulated entities, changes in the fair value of the securities in the nuclear decommissioning fund, currently classified as available-for-sale, will continue to be deferred to a regulatory asset, and that the overall impacts of the Jan. 1, 2018 adoption will not be material.

Leases — In February 2016, the FASB issued Leases, Topic 842 (ASU No. 2016-02), which for lessees requires balance sheet recognition of right-of-use assets and lease liabilities for most leases. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2018. Xcel Energy has not yet fully determined the impacts of implementation. However, adoption is expected to occur on Jan. 1, 2019 utilizing the practical expedients provided by the standard. As such, agreements entered prior to Jan. 1, 2017 that are currently considered leases are expected to be recognized on the consolidated balance sheet, including contracts for use of office space, equipment and natural gas storage assets, as well as certain purchased power agreements (PPAs) for natural gas-fueled generating facilities. Xcel Energy expects that similar agreements entered after Dec. 31, 2016 will generally qualify as leases under the new standard, but has not yet completed its evaluation of certain other contracts, including arrangements for the secondary use of assets, such as land easements.

Presentation of Net Periodic Benefit Cost — In March 2017, the FASB issued Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, Topic 715 (ASU No. 2017-07), which establishes that only the service cost element of pension cost may be presented as a component of operating income in the income statement. Also under the guidance, only the service cost component of pension cost is eligible for capitalization. Xcel Energy has not yet fully determined the impacts of adoption of the standard, but expects that as a result of application of accounting principles for rate regulated entities, a similar amount of pension cost, including non-service components, will be recognized consistent with the current ratemaking treatment, and that the impacts of adoption will be limited to changes in classification of non-service costs in the consolidated statement of income. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2017.

Recently Adopted

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

3.	Selected Balance Sheet Data

(Thousands of Dollars)	March 31, 2017	Dec. 31, 2016
Accounts receivable, net
Accounts receivable	$832,540	$827,112
Less allowance for bad debts	(51,292)	(50,823)
	$781,248	$776,289

(Thousands of Dollars)	March 31, 2017	Dec. 31, 2016
Inventories
Materials and supplies	$321,518	$312,430
Fuel	150,025	181,752
Natural gas	47,538	110,044
	$519,081	$604,226

(Thousands of Dollars)	March 31, 2017	Dec. 31, 2016
Property, plant and equipment, net
Electric plant	$38,412,137	$38,220,765
Natural gas plant	5,365,655	5,317,717
Common and other property	1,897,263	1,888,518
Plant to be retired (a)	22,202	31,839
Construction work in progress	1,596,909	1,373,380
Total property, plant and equipment	47,294,166	46,832,219
Less accumulated depreciation	(14,576,320)	(14,381,603)
Nuclear fuel	2,652,026	2,571,770
Less accumulated amortization	(2,211,488)	(2,180,636)
	$33,158,384	$32,841,750

(a)
In the fourth quarter of 2017, PSCo expects to both early retire Valmont Unit 5 and convert Cherokee Unit 4 from a coal-fueled generating facility to natural gas. PSCo also expects Craig Unit 1 to be early retired in approximately 2025. Amounts are presented net of accumulated depreciation.

4.	Income Taxes

Except to the extent noted below, Note 6 to the consolidated financial statements included in Xcel Energy Inc.’s Annual Report on Form 10-K for the year ended Dec. 31, 2016 appropriately represents, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

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

Federal Audit — Xcel Energy files a consolidated federal income tax return. In 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011, including the 2009 carryback claim. As of March 31, 2017, the IRS had proposed an adjustment to the federal tax loss carryback claims that would result in $14 million of income tax expense for the 2009 through 2011 claims, and the 2013 through 2015 claims. In the fourth quarter of 2015, the IRS forwarded the issue to the Office of Appeals (Appeals). In 2016 the IRS audit team and Xcel Energy presented their case to Appeals; however, the outcome and timing of a resolution is uncertain. The statute of limitations applicable to Xcel Energy’s 2009 through 2011 federal income tax returns, following extensions, expires in December 2017. Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of the IRS’s proposed adjustment of the carryback claims.

In the third quarter of 2015, the IRS commenced an examination of tax years 2012 and 2013. In the first quarter of 2017, the IRS proposed an adjustment to tax years 2012 and 2013 that could have impacted Xcel Energy’s net operating loss (NOL) and tax credit carryforwards and effective tax rate (ETR). After additional review, the IRS withdrew their proposed adjustment. As of March 31, 2017, the IRS had not proposed any other material adjustments to tax years 2012 and 2013.

State Audits — Xcel Energy files consolidated state tax returns based on income in its major operating jurisdictions of Colorado, Minnesota, Texas, and Wisconsin, and various other state income-based tax returns. As of March 31, 2017, Xcel Energy’s earliest open tax years that are subject to examination by state taxing authorities in its major operating jurisdictions were as follows:

State	Year
Colorado	2009
Minnesota	2009
Texas	2009
Wisconsin	2012

•	In 2016, Texas began an audit of years 2009 and 2010. As of March 31, 2017, Texas had not proposed any adjustments;

•	In 2016, Minnesota began an audit of years 2010 through 2014. As of March 31, 2017, Minnesota had not proposed any adjustments;

•	In 2016, Wisconsin began an audit of years 2012 and 2013. As of March 31, 2017, Wisconsin had not proposed any adjustments; and

•	As of March 31, 2017, there were no other state income tax audits in progress.

Unrecognized Tax Benefits — The unrecognized tax benefit balance includes permanent tax positions, which if recognized would affect the annual ETR. In addition, the unrecognized tax benefit balance includes temporary tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the ETR but would impact the timing of cash payment to the taxing authority.

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	March 31, 2017	Dec. 31, 2016
Unrecognized tax benefit — Permanent tax positions	$30.1	$29.6
Unrecognized tax benefit — Temporary tax positions	105.3	104.1
Total unrecognized tax benefit	$135.4	$133.7

The unrecognized tax benefit amounts were reduced by the tax benefits associated with NOL and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	March 31, 2017	Dec. 31, 2016
NOL and tax credit carryforwards	$(45.6)	$(43.8)

It is reasonably possible that Xcel Energy’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS Appeals and audit progress, the Minnesota, Texas and Wisconsin audits progress, and other state audits resume. As the IRS Appeals and IRS, Minnesota, Texas and Wisconsin audits progress, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $60 million.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards. A reconciliation of the amount of the payable for interest related to unrecognized tax benefits reported are as follows:

(Millions of Dollars)	March 31, 2017	Dec. 31, 2016
Payable for interest related to unrecognized tax benefits at beginning of period	$(3.4)	$(0.1)
Interest expense related to unrecognized tax benefits recorded during the period	(0.9)	(3.3)
Payable for interest related to unrecognized tax benefits at end of period	$(4.3)	$(3.4)

No amounts were accrued for penalties related to unrecognized tax benefits as of March 31, 2017 or Dec. 31, 2016.

5.	Rate Matters

Except to the extent noted below, the circumstances set forth in Note 12 to the consolidated financial statements included in Xcel Energy Inc.’s Annual Report on Form 10-K for the year ended Dec. 31, 2016, appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

NSP-Minnesota

Pending Regulatory Proceeding — Minnesota Public Utilities Commission (MPUC)

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

Key terms of the settlement are listed below:

•	Four-year period covering 2016-2019;

•	Annual sales true-up;

•	ROE of 9.2 percent and an equity ratio of 52.5 percent;

•	Nuclear related costs will not be considered provisional;

•	Continued use of all existing riders, however no new riders may be utilized during the four-year term;

•	Deferral of incremental 2016 property tax expense above a fixed threshold to 2018 and 2019;

•	Four-year stay out provision for rate cases;

•	Property tax true-up mechanism for 2017-2019; and

•	Capital expenditure true-up mechanism for 2016-2019.

(Millions of Dollars, incremental)	2016	2017	2018	2019	Total
Settlement revenues	$74.99	$59.86	$—	$50.12	$184.97
NSP-Minnesota’s sales true-up	59.95	—	—	(0.20)	59.75
Total rate impact	$134.94	$59.86	$—	$49.92	$244.72

In March 2017, the Administrative Law Judge (ALJ) recommended that the MPUC approve the settlement as it will contribute to just and reasonable rates and that no objections to the settlement are sufficient to merit rejection. The ALJ also provided recommendations for a majority of the revenue requirement issues in the event the MPUC decides to reject the settlement.

The MPUC is anticipated to hold deliberations on the rate case in May 2017 and issue an order in June 2017.

PSCo

Recently Concluded Regulatory Proceeding — Colorado Public Utilities Commission (CPUC)

Annual Electric Earnings Test — PSCo must share with customers earnings that exceed the authorized ROE of 9.83 percent for 2015 through 2017, as part of an annual earnings test. The 2016 earnings test did not result in a material customer refund obligation as of Dec. 31, 2016. PSCo filed its 2016 earnings test with the CPUC in April 2017. The final sharing obligation will be based on the CPUC approved tariff and could vary from the current estimate.

SPS

Pending Regulatory Proceedings — Public Utility Commission of Texas (PUCT)

Appeal of the Texas 2015 Electric Rate Case Decision — SPS had requested an overall retail electric revenue rate increase of $42.1 million. In 2015, the PUCT approved an overall rate decrease of approximately $4.0 million, net of rate case expenses. In April 2016, SPS filed an appeal, with the Texas State District Court, of the PUCT’s order that had denied SPS’ request for rehearing on certain items in SPS’ Texas 2015 electric rate case related to capital structure, incentive compensation and wholesale load reductions. On March 6, 2017, the Travis County District Court denied SPS’s appeal.  On April 4, 2017, SPS appealed the District Court’s decision to the Court of Appeals.

Texas 2016 Electric Rate Case — In February 2016, SPS filed a retail electric rate case in Texas requesting an overall increase in annual base rate revenue of approximately $71.9 million, or 14.4 percent. The filing is based on a historic test year ended Sept. 30, 2015, a requested ROE of 10.25 percent, an electric rate base of approximately $1.7 billion, and an equity ratio of 53.97 percent. In September 2016, SPS revised its requested rate increase to $61.5 million, along with recovery of rate case expenses, for an overall revised request of $65.5 million.

In December 2016, SPS reached a settlement that resolves all issues in the rate case. The total estimated rate impact is $51.8 million. The final rates established in the case are effective retroactive to July 20, 2016. In December 2016, an ALJ approved interim rates, effective as of Dec. 10, 2016. In the fourth quarter of 2016, SPS deferred certain costs associated with this rate case. In January 2017, the PUCT approved the settlement and no refund of interim rates was necessary. In April 2017, SPS filed a surcharge to recover $13.8 million for the additional revenue recovered by applying the final rates to customer billing units for the period of July 20, 2016 through Dec. 9, 2016.

Texas 2016 Transmission Cost Recovery Factor (TCRF) Application — In February 2017, SPS filed with the PUCT to recover additional annual revenue of approximately $16.1 million through its TCRF, or 1.8 percent. The filing is based upon capital transmission additions made during 2016. SPS expects a PUCT decision and implementation of TCRF rates by mid-2017.

Pending Regulatory Proceeding — New Mexico Public Regulation Commission (NMPRC)

New Mexico 2016 Electric Rate Case — In November 2016, SPS filed an electric rate case with the NMPRC seeking an increase in base rates of approximately $41.4 million, representing a total revenue increase of approximately 10.9 percent. The rate filing is based on a requested ROE of 10.1 percent, an equity ratio of 53.97 percent, an electric rate base of approximately $832 million and a future test year ending June 30, 2018.

SPS has excluded fuel and purchased power costs from base rates. This base rate case also takes into account the decline in sales of 380 MW in 2017 from certain wholesale customers and seeks to adjust the service life of SPS’ Tolk power plant to a remaining life through 2030 based on the investments to provide cooling water and the risks of investments in additional environmental controls.

The major components of the requested rate increase are summarized below:

(Millions of Dollars)	Request
Capital expenditures	$20.1
Allocator changes, including wholesale load reductions	11.5
Transmission expense, net of revenue, including charges paid to Southwest Power Pool, Inc. (SPP) for construction of regionally shared transmission projects	4.7
Depreciation, including adjustment of service life for the Tolk generating station	3.6
Rate case expenses	1.1
Other, net	0.4
Requested rate increase	$41.4

On April 10, 2017, the hearing examiner determined that SPS’ rate filing was deficient, and recommended the NMPRC extend the procedural schedule by one month and restart the suspension period once it is determined that the deficiencies are resolved. On April 19, 2017, the NMPRC ruled to dismiss SPS’ rate case and required SPS to refile a future test year rate case. SPS filed a motion for reconsideration on April 21, 2017 and the NMPRC is expected to consider that motion on May 10, 2017.

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

In December 2015, an ALJ recommended the FERC approve a ROE of 10.32 percent using a FERC ROE methodology adopted in June 2014, which the FERC upheld in an order issued in September 2016. This ROE is applicable for the 15 month refund period from Nov. 12, 2013 to Feb. 11, 2015, and prospectively from the date of the FERC order. The total prospective ROE is 10.82 percent, which includes a 50 basis point adder for RTO membership.

In February 2015, a second complaint seeking to reduce the MISO ROE from 12.38 percent to 8.67 percent prior to any adder was filed with the FERC, resulting in a second period of potential refund from Feb. 12, 2015 to May 11, 2016. The MPUC, the North Dakota Public Service Commission (NDPSC), the South Dakota Public Utilities Commission and the Minnesota Department of Commerce joined a joint complainant/intervenor initial brief recommending an ROE of approximately 8.81 percent. FERC staff recommended a ROE of 8.78 percent. The MISO TOs recommended a ROE of 10.92 percent. In June 2016, the ALJ recommended a ROE of 9.7 percent, the midpoint of the upper half of the discounted cash flow (DCF) range, applying the June 2014 FERC ROE methodology. A decision was expected later in 2017, but could be delayed by the lack of a quorum at the FERC.

On April 14, 2017 the D.C. Circuit Court of Appeals vacated and remanded the June 2014 FERC decision, previously made in a New England ROE case. The court decision found that the FERC in that case had not established that the prior ROE was unjust and unreasonable, and that the FERC also failed to adequately support the newly approved ROE. The New England ROE ruling was then the basis for the ROE methodology used in the MISO complaint cases. The court found that the ROE methodology used in the New England ROE case was inadequate because it relied on approaches other than the DCF model. The impact of this court decision on the pending MISO complaint cases is uncertain.

As of March 2017, NSP-Minnesota has recognized a current liability for the Nov. 12, 2013 to Feb. 11, 2015 complaint period based on the 10.32 percent ROE provided in the FERC order. This liability is net of refunds processed during the first quarter of 2017. NSP-Minnesota has also recognized a current liability representing the best estimate of the final ROE for the Feb. 12, 2015 to May 11, 2016 complaint period.

Southwest Power Pool , Inc. (SPP) Open Access Transmission Tariff (OATT) Upgrade Costs — Under the SPP OATT, costs of participant-funded, or “sponsored,” transmission upgrades may be recovered from other SPP customers whose transmission service depends on capacity enabled by the upgrade.  The SPP OATT has allowed SPP to collect charges since 2008, but SPP had not been charging its customers for these upgrades.

In April 2016, SPP filed a request with the FERC for a waiver that would allow SPP to recover the charges not billed since 2008.  The FERC approved the request in July 2016.  SPS and certain other parties requested rehearing of the FERC order.  In November 2016, SPP billed SPS a net amount, for the period from 2008 through August 2016, of $12.8 million for these charges, to be paid over a five-year period commencing November 2016. In October 2016, SPS filed applications for deferred accounting and future recovery of related costs in Texas and New Mexico. In December 2016, SPS’ New Mexico application was consolidated with its base rate case and in March 2017, SPS withdrew its Texas application and will address the issue in its next base rate case. SPS anticipates these SPP charges authorized by FERC will be recoverable through regulatory mechanisms.

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

PPAs

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

The Xcel Energy utility subsidiaries had approximately 3,537 megawatts (MW) of capacity under long-term PPAs as of March 31, 2017 and Dec. 31, 2016, with entities that have been determined to be variable interest entities. Xcel Energy has concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. These agreements have expiration dates through 2041.

Guarantees and Bond Indemnifications

Xcel Energy Inc. and its subsidiaries provide guarantees and bond indemnities under specified agreements or transactions. The guarantees and bond indemnities issued by Xcel Energy Inc. guarantee payment or performance by its subsidiaries. As a result, Xcel Energy Inc.’s exposure under the guarantees and bond indemnities is based upon the net liability of the relevant subsidiary under the specified agreements or transactions. Most of the guarantees and bond indemnities issued by Xcel Energy Inc. and its subsidiaries have a stated maximum guarantee or indemnity amount. As of March 31, 2017 and Dec. 31, 2016, Xcel Energy Inc. and its subsidiaries had no assets held as collateral related to their guarantees, bond indemnities and indemnification agreements.

The following table presents guarantees and bond indemnities issued and outstanding for Xcel Energy:

(Millions of Dollars)	March 31, 2017	Dec. 31, 2016
Guarantees issued and outstanding	$18.6	$18.8
Current exposure under these guarantees	0.1	0.1
Bonds with indemnity protection	43.6	43.0

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

In 2012, NSP-Wisconsin agreed to remediate the Phase I Project Area (which includes the Upper Bluff and Kreher Park areas of the Site), under a settlement agreement with the United States Environmental Protection Agency (EPA). The current cost estimate for the cleanup of the Phase I Project Area is approximately $77.2 million, of which approximately $57.2 million has been spent.

NSP-Wisconsin performed a wet dredge pilot study in 2016 and demonstrated that a wet dredge remedy can meet the performance standards for remediation of the Sediments. As a result, the EPA authorized NSP-Wisconsin to extend the wet dredge pilot to additional areas of the Site. In January 2017, NSP-Wisconsin agreed to remediate the Phase II Project Area (the Sediments), under a settlement agreement with the EPA. The settlement was approved by the U.S. District Court for the Western District of Wisconsin. NSP-Wisconsin has initiated field activities to perform a full scale wet dredge remedy of the Sediments in 2017, with performance of restoration activities in 2018.

At March 31, 2017 and Dec. 31, 2016, NSP-Wisconsin had recorded a total liability of $62.1 million and $64.3 million, respectively, for the entire site.

NSP-Wisconsin has deferred the unrecovered portion of the estimated Site remediation costs as a regulatory asset. The Public Service Commission of Wisconsin (PSCW) has consistently authorized NSP-Wisconsin rate recovery for all remediation costs incurred at the Site. In 2012, the PSCW agreed to allow NSP-Wisconsin to pre-collect certain costs, to amortize costs over a ten-year period and to apply a three percent carrying cost to the unamortized regulatory asset. In April 2016, NSP-Wisconsin filed a limited natural gas rate case for recovery of additional expenses associated with remediating the Site. In December 2016, the PSCW issued a written order approving the requested increase in annual recovery of MGP clean-up costs from $7.6 million in 2016 to $12.4 million in 2017.

Fargo, N.D. MGP Site — In May 2015, underground pipes, tars and impacted soils were discovered in a right-of-way in Fargo, N.D. that appeared to be associated with a former MGP operated by NSP-Minnesota or prior companies. NSP-Minnesota removed impacted soils and other materials from the right-of-way and commenced an investigation of the historic MGP and adjacent properties (the Fargo MGP Site). NSP-Minnesota has recommended that targeted source removal of impacted soils and historic MGP infrastructure should be performed. The North Dakota Department of Health approved NSP-Minnesota’s proposed cleanup plan in January 2017. The timing and final scope of remediation is dependent on whether current property owners will agree to provide reasonable access to NSP-Minnesota to perform and implement the approved cleanup plan.

NSP-Minnesota has initiated insurance recovery litigation in North Dakota. The U.S. District Court for the District of North Dakota agreed to the parties’ request for a stay of the litigation until May 2017.

As of March 31, 2017 and Dec. 31, 2016, NSP-Minnesota had recorded a liability of $11.1 million and $11.3 million, respectively, for the Fargo MGP Site. In December 2015, the NDPSC approved NSP-Minnesota’s request to defer costs associated with the Fargo MGP Site, resulting in deferral of all investigation and response costs with the exception of approximately 12 percent allocable to the Minnesota jurisdiction. Uncertainties related to the liability recognized include obtaining access to perform the approved remediation, final designs that will be developed to implement the approved cleanup plan and the potential for contributions from entities that may be identified as PRPs.

Other MGP and Landfill Sites — Xcel Energy is currently involved in investigating and/or remediating several other MGP and landfill sites. Xcel Energy has identified nine sites across its service territories in addition to the sites in Ashland, Wis. and Fargo, N.D., where former MGP or landfill disposal activities have or may have resulted in site contamination and are under current investigation and/or remediation. At some or all of these sites, there are other parties that may have responsibility for some portion of any remediation. Xcel Energy anticipates that the majority of the investigation or remediation at these sites will continue through at least 2018. Xcel Energy had accrued $2.9 million and $2.0 million for these sites at March 31, 2017 and Dec. 31, 2016, respectively. There may be insurance recovery and/or recovery from other PRPs to offset any costs incurred. Xcel Energy anticipates that any significant amounts incurred will be recovered from customers.

Environmental Requirements

Water and Waste
Federal Clean Water Act (CWA) Waters of the United States Rule — In 2015, the EPA and the U.S. Army Corps of Engineers (Corps) published a final rule that significantly expands the types of water bodies regulated under the CWA and broadens the scope of waters subject to federal jurisdiction. The final rule will subject more utility projects to federal CWA jurisdiction, thereby potentially delaying the siting of new generation projects, pipelines, transmission lines and distribution lines, as well as increasing project costs and expanding permitting and reporting requirements. In October 2015, the U.S. Court of Appeals for the Sixth Circuit issued a nationwide stay of the final rule and subsequently ruled that it, rather than the federal district courts, had jurisdiction over challenges to the rule.  In January 2017, the U.S. Supreme Court agreed to resolve the dispute as to which court should hear challenges to the rule. A ruling is expected by the end of 2017.

In February 2017, President Trump issued an executive order requiring the EPA and the Corps to review and revise the final rule. The executive order directs the agencies to consider interpreting the term “Waters of the U.S.” in a manner that is more narrow than the final rule. In March 2017, the EPA and the Corps published formal notice of the agencies’ intent to review the final rule and engage in further rulemaking.

Federal CWA Effluent Limitations Guidelines (ELG) — In 2015, the EPA issued a final ELG rule for power plants that use coal, natural gas, oil or nuclear materials as fuel and discharge treated effluent to surface waters as well as utility-owned landfills that receive coal combustion residuals.

•	Xcel Energy estimates that the capital cost to comply with the ELG rule for Colorado will range from $21 million to $32 million;

•	The estimated compliance cost for NSP-Minnesota’s Allen S. King Plant is approximately $10 million;

•	Xcel Energy continues to evaluate the cost of compliance at its other NSP-Minnesota and NSP-Wisconsin facilities potentially affected by this rule; and

•	The anticipated costs of compliance with the final rule at SPS are not expected to have a material impact on the results of operations, financial position or cash flows.

Xcel Energy believes that compliance costs would be recoverable through regulatory mechanisms. Consolidated challenges to the rule are being heard by the Fifth Circuit Court of Appeals.  On April 12, 2017, the EPA issued an administrative stay to delay the ELG rule’s compliance deadlines during the pendency of the ongoing litigation in order to give the agency the opportunity to reconsider and review the rule.

Air
Greenhouse Gas (GHG) Emission Standard for Existing Sources (Clean Power Plan or CPP) — In 2015, the EPA issued its final rule for existing power plants.  Among other things, the rule requires that state plans include enforceable measures to ensure emissions from existing power plants achieve the EPA’s state-specific interim (2022-2029) and final (2030 and thereafter) emission performance targets.

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

In March 2017, President Trump signed an executive order requiring the EPA Administrator to review the CPP rule and if appropriate, publish proposed rules suspending, revising or rescinding it. Accordingly, the EPA has requested that the D.C. Circuit Court hold the litigation in abeyance until the EPA completes its work under the executive order. Parties in the litigation, who support the CPP, have filed briefs opposing the EPA’s motion. A court ruling on the EPA’s motion is expected in the second quarter of 2017.

Xcel Energy has undertaken a number of initiatives that reduce GHG emissions and respond to state renewable and energy efficiency goals.  The CPP could require additional emission reductions in states in which Xcel Energy operates.  If state plans do not provide credit for the investments Xcel Energy has already made to reduce GHG emissions, or if they require additional initiatives or emission reductions, then their requirements would potentially impose additional substantial costs.  Xcel Energy cannot predict the costs of compliance with the final rule once it takes effect due to the uncertainty about what, if anything, the final rules may require.  Xcel Energy believes compliance costs will be recoverable through regulatory mechanisms.  If Xcel Energy’s regulators do not allow recovery of all or a part of the cost of capital investment or the operating and maintenance (O&M) costs incurred to comply with the CPP or cost recovery is not provided in a timely manner, it could have a material impact on results of operations, financial position or cash flows.

Regional Haze Rules — The regional haze program is designed to address widespread haze that results from emissions from a multitude of sources. The Best Available Retrofit Technology (BART) requirements of the EPA’s regional haze rules require the installation and operation of emission controls for industrial facilities emitting air pollutants that reduce visibility in national parks and wilderness areas. Under BART, regional haze plans identify facilities that will have to reduce Sulfur Dioxide (SO2), Nitrogen Oxide (NOx) and Particulate Matter (PM) emissions and set emission limits for those facilities. BART requirements can also be met through participation in interstate emission trading programs such as the Clean Air Interstate Rule (CAIR) and its successor, Cross-State Air Pollution Rule (CSAPR). The regional haze plans developed by Minnesota and Colorado have been fully approved and are being implemented in those states. States are required to revise their plans every ten years. The next plans for Minnesota and Colorado will be due in 2021. Texas’ first regional haze plan is still undergoing federal review as described below. President Trump’s Administration has not yet taken any public position regarding its views of the proposed and final regional haze regulations affecting SPS facilities in Texas.

Actions affecting Harrington Units: Texas developed a State Implementation Plan (SIP) that finds the CAIR equal to BART for electric generating units (EGUs). As a result, no additional controls beyond CAIR compliance would be required. In 2014, the EPA proposed to approve the BART portion of the SIP, with substitution of CSAPR compliance for Texas’ reliance on CAIR. In January 2016, the EPA adopted a final rule that defers its approval of CSAPR compliance as BART until the EPA considers further adjustments to CSAPR emission budgets under the D.C. Circuit Court’s remand of the Texas SO2 emission budgets. In June 2016, the EPA issued a memorandum which allows Texas to voluntarily adopt the CSAPR emission budgets limiting annual SO2 and NOx emissions and rely on those emission budgets to satisfy Texas’ BART obligations under the regional haze rules. The Texas Commission on Environmental Quality (TCEQ) has not utilized this option. The EPA then published a proposed rule in January 2017 that could have the effect of requiring installation of dry scrubbers to reduce SO2 emissions from Harrington Units 1 and 2. Investment costs associated with dry scrubbers for Harrington Units 1 and 2 could be approximately $400 million. The EPA’s deadline to issue a final rule for Texas is September 2017.

Actions affecting Tolk units: In January 2016, the EPA adopted a final rule establishing a federal implementation plan for the state of Texas, which imposed SO2 emission limitations that reflect the installation of dry scrubbers on Tolk Units 1 and 2, with compliance required by February 2021. Investment costs associated with dry scrubbers could be approximately $600 million. SPS appealed the EPA’s decision and requested a stay of the final rule. The United States Court of Appeals for the Fifth Circuit (Fifth Circuit) granted the stay and decided that they are the appropriate venue for this case. In March 2017, the Fifth Circuit remanded the rule to the EPA for reconsideration, while leaving the stay in effect. The Fifth Circuit is now holding the case in abeyance until the EPA completes its reconsideration of the rule. It is likely that Texas and other affected entities including SPS would continue to challenge the determinations to date.  The risk of these controls being imposed along with the risk of investments to provide cooling water to Tolk have caused SPS to seek to decrease the remaining depreciable life of the Tolk units.

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

The cases were consolidated in U.S. District Court in Nevada. Five of the cases have since been settled and seven remain active, which include one multi-district litigation (MDL) matter consisting of a Colorado class (Breckenridge), a Wisconsin class (NSP-Wisconsin), a Kansas class, and two other cases identified as “Sinclair Oil” and “Farmland.” In November 2016, the MDL judge dismissed e prime and Xcel Energy from the Farmland lawsuit, and Farmland has appealed the dismissal. Motions for summary judgment were filed by defendants, including e prime, in all of the remaining lawsuits. In March 2017 the U.S. District Court issued an order dismissing the claims against e prime in the Sinclair lawsuit and denied plaintiffs motions for class certification in the other lawsuits. The U.S. District Court did not grant e prime’s summary judgment motions in the Wisconsin or Colorado cases. Xcel Energy, NSP-Wisconsin and e prime have concluded that a loss is remote.

Line Extension Disputes — In December 2015, Development Recovery Company (DRC) filed a lawsuit in Denver State Court, stating PSCo failed to award proper allowances and refunds for line extensions to new developments pursuant to the terms of electric service agreements entered into by PSCo and various developers. The dispute involves assigned interests in those claims by over fifty developers. In May 2016, the district court granted PSCo’s motion to dismiss the lawsuit, concluding that jurisdiction over this dispute resides with the CPUC. In June 2016, DRC filed a notice of appeal. The matter has been fully briefed and plaintiff has requested oral arguments. DRC also brought a proceeding before the CPUC as assignee on behalf of two developers, Ryland Homes and Richmond Homes of Colorado. In March 2016, the ALJ issued an order rejecting DRC’s claims for additional allowances and refunds. In June 2016, the ALJ’s determination was approved by the CPUC. DRC did not file a request for reconsideration before the CPUC contesting the decision, but filed an appeal in Denver District Court in August 2016. DRC filed its brief in February 2017 and PSCo’s answer brief was filed in March 2017.

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

Commercial Paper — Xcel Energy Inc. and its utility subsidiaries meet their short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under their credit facilities. Commercial paper outstanding for Xcel Energy was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2017	Year Ended Dec. 31, 2016
Borrowing limit	$2,750	$2,750
Amount outstanding at period end	605	392
Average amount outstanding	557	485
Maximum amount outstanding	719	1,183
Weighted average interest rate, computed on a daily basis	0.97%	0.74%
Weighted average interest rate at period end	1.18	0.95

Letters of Credit — Xcel Energy Inc. and its subsidiaries use letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At March 31, 2017 and Dec. 31, 2016, there were $16 million and $19 million, respectively, of letters of credit outstanding under the credit facilities. The contract amounts of these letters of credit approximate their fair value and are subject to fees.

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

At March 31, 2017, Xcel Energy Inc. and its utility subsidiaries had the following committed credit facilities available:

(Millions of Dollars)	Credit Facility (a)	Drawn (b)	Available
Xcel Energy Inc.	$1,000	$391	$609
PSCo	700	34	666
NSP-Minnesota	500	47	453
SPS	400	116	284
NSP-Wisconsin	150	33	117
Total	$2,750	$621	$2,129

(a)	These credit facilities mature in June 2021.

(b)	Includes outstanding commercial paper and letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the respective credit facilities. Xcel Energy Inc. and its subsidiaries had no direct advances on the credit facilities outstanding at March 31, 2017 and Dec. 31, 2016.

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

Specific valuation methods include the following:

Cash equivalents — The fair values of cash equivalents are generally based on cost plus accrued interest; money market funds are measured using quoted net asset value (NAV).

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

Electric commodity derivatives held by NSP-Minnesota include transmission congestion instruments, generally referred to as financial transmission rights (FTRs), purchased from MISO. Electric commodity derivatives held by SPS include FTRs purchased from SPP. FTRs purchased from a RTO are financial instruments that entitle or obligate the holder to monthly revenues or charges based on transmission congestion across a given transmission path. The value of an FTR is derived from, and designed to offset, the cost of transmission congestion. In addition to overall transmission load, congestion is also influenced by the operating schedules of power plants and the consumption of electricity pertinent to a given transmission path. Unplanned plant outages, scheduled plant maintenance, changes in the relative costs of fuels used in generation, weather and overall changes in demand for electricity can each impact the operating schedules of the power plants on the transmission grid and the value of an FTR. The valuation process for FTRs utilizes complex iterative modeling to predict the impacts of forecasted changes in these drivers of transmission system congestion on the historical pricing of FTR purchases.

If forecasted costs of electric transmission congestion increase or decrease for a given FTR path, the value of that particular FTR instrument will likewise increase or decrease. Fair value measurements for FTRs have been assigned a Level 3 given the limited observability of management’s forecasts for several of the inputs to this complex valuation model. Non-trading monthly FTR settlements are included in fuel and purchased energy cost recovery mechanisms as applicable in each jurisdiction, and therefore changes in the fair value of the yet to be settled portions of most FTRs are deferred as a regulatory asset or liability. Given this regulatory treatment and the limited magnitude of FTRs, the numerous unobservable quantitative inputs to the complex model used for valuation of FTRs are insignificant to the consolidated financial statements of Xcel Energy.

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

Unrealized gains for the nuclear decommissioning fund were $428.2 million and $378.6 million at March 31, 2017 and Dec. 31, 2016, respectively, and unrealized losses and amounts recorded as other-than-temporary impairments were $31.7 million and $46.9 million at March 31, 2017 and Dec. 31, 2016, respectively.

The following tables present the cost and fair value of Xcel Energy’s non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund at March 31, 2017 and Dec. 31, 2016:

	March 31, 2017
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Investments Measured at NAV (b)	Total
Nuclear decommissioning fund (a)
Cash equivalents	$24,161	$24,161	$—	$—	$—	$24,161
Commingled funds:
Non U.S. equities	272,437	178,990	—	—	98,876	277,866
Emerging market debt funds	94,772	—	—	—	101,269	101,269
Commodity funds	106,571	—	—	—	88,749	88,749
Private equity investments	137,176	—	—	—	194,912	194,912
Real estate	125,410	—	—	—	187,609	187,609
Other commingled funds	151,048	—	—	—	161,936	161,936
Debt securities:
Government securities	27,369	—	27,199	—	—	27,199
U.S. corporate bonds	127,841	—	128,799	—	—	128,799
Non U.S. corporate bonds	25,345	—	25,556	—	—	25,556
Municipal bonds	5	—	5	—	—	5
Equity securities:
U.S. equities	275,101	501,543	—	—	—	501,543
Non U.S. equities	188,763	232,851	—	—	—	232,851
Total	$1,555,999	$937,545	$181,559	$—	$833,351	$1,952,455

(a)
Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $131.9 million of equity investments in unconsolidated subsidiaries and $103.6 million of rabbi trust assets and miscellaneous investments.

(b)	Due to limited availability of published pricing and a lack of immediate redeemability, certain fund investments measured at NAV are not required to be categorized within the fair value hierarchy.

	Dec. 31, 2016
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Investments Measured at NAV (b)	Total
Nuclear decommissioning fund (a)
Cash equivalents	$20,379	$20,379	$—	$—	$—	$20,379
Commingled funds:
Non U.S. equities	260,877	133,126	—	—	112,233	245,359
Emerging market debt funds	93,597	—	—	—	97,543	97,543
Commodity funds	106,571	—	—	—	92,091	92,091
Private equity investments	132,190	—	—	—	190,462	190,462
Real estate	128,630	—	—	—	187,647	187,647
Other commingled funds	151,048	—	—	—	159,489	159,489
Debt securities:
Government securities	32,764	—	31,965	—	—	31,965
U.S. corporate bonds	104,913	—	105,772	—	—	105,772
Non U.S. corporate bonds	21,751	—	21,672	—	—	21,672
Municipal bonds	13,609	—	13,786	—	—	13,786
Mortgage-backed securities	2,785	—	2,816	—	—	2,816
Equity securities:
U.S. equities	270,779	473,400	—	—	—	473,400
Non U.S. equities	189,100	218,381	—	—	—	218,381
Total	$1,528,993	$845,286	$176,011	$—	$839,465	$1,860,762

(a)
Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $132.8 million of equity investments in unconsolidated subsidiaries and $98.3 million of rabbi trust assets and miscellaneous investments.

(b)	Due to limited availability of published pricing and a lack of immediate redeemability, certain fund investments measured at NAV are not required to be categorized within the fair value hierarchy.
For the three months ended March 31, 2017 and 2016 there were no Level 3 nuclear decommissioning fund investments and no transfers of amounts between levels.

The following table summarizes the final contractual maturity dates of the debt securities in the nuclear decommissioning fund, by asset class, at March 31, 2017:

	Final Contractual Maturity
(Thousands of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Government securities	$—	$1,100	$3,017	$23,082	$27,199
U.S. corporate bonds	354	38,741	74,617	15,087	128,799
International corporate bonds	—	8,085	13,443	4,028	25,556
Municipal bonds	—	—	5	—	5
Debt securities	$354	$47,926	$91,082	$42,197	$181,559

Rabbi Trusts

In June 2016, Xcel Energy established rabbi trusts to provide partial funding for future distributions of its supplemental executive retirement plan and deferred compensation plan. The following tables present the cost and fair value of the assets held in rabbi trusts at March 31, 2017 and Dec. 31, 2016:

	March 31, 2017
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trusts (a)
Cash equivalents	$9,575	$9,575	$—	$—	$9,575
Mutual funds	39,965	40,264	—	—	40,264
Total	$49,540	$49,839	$—	$—	$49,839

	Dec. 31, 2016
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trusts (a)
Cash equivalents	$47,831	$47,831	$—	$—	$47,831
Mutual funds	1,663	1,901	—	—	1,901
Total	$49,494	$49,732	$—	$—	$49,732

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet.

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

At March 31, 2017, accumulated other comprehensive losses related to interest rate derivatives included $3.1 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for unsettled hedges, as applicable.

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

Xcel Energy enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers but may not be designated as qualifying hedging transactions. Changes in the fair value of non-trading commodity derivative instruments are recorded in other comprehensive income or deferred as a regulatory asset or liability. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms. Xcel Energy recorded immaterial amounts to income related to the ineffectiveness of cash flow hedges for the three months ended March 31, 2016.

Additionally, Xcel Energy enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.

The following table details the gross notional amounts of commodity forwards, options and FTRs at March 31, 2017 and Dec. 31, 2016:

(Amounts in Thousands) (a)(b)	March 31, 2017	Dec. 31, 2016
Megawatt hours of electricity	31,838	46,773
Million British thermal units of natural gas	92,801	121,978

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

The following tables detail the impact of derivative activity during the three months ended March 31, 2017 and 2016, on accumulated other comprehensive loss, regulatory assets and liabilities, and income:

	Three Months Ended March 31, 2017
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$1,359	(a)	$—		$—
Total	$—	$—	$1,359		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$1,001	(c)
Electric commodity	—	794	—		(3,998)	(d)	—
Natural gas commodity	—	(6,161)	—		1,075	(e)	(4,070)	(e)
Total	$—	$(5,367)	$—		$(2,923)		$(3,069)

	Three Months Ended March 31, 2016
	Pre-Tax Fair Value Losses Recognized During the Period in:		Pre-Tax Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$1,485	(a)	$—		$—
Vehicle fuel and other commodity	(6)	—	57	(b)	—		—
Total	$(6)	$—	$1,542		$—		$—
Other derivative instruments

Commodity trading	$—	$—	$—		$—		$1,009	(c)
Electric commodity	—	(265)	—		8,631	(d)	—
Natural gas commodity	—	(2,702)	—		11,666	(e)	(5,024)	(e)
Total	$—	$(2,967)	$—		$20,297		$(4,015)

(a)	Amounts are recorded to interest charges.

(b)	Amounts are recorded to O&M expenses.

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

(e)
Amounts for the three months ended March 31, 2017 included $0.9 million of settlement gains and an immaterial amount of settlement losses for the three months ended March 31, 2016 on derivatives entered to mitigate natural gas price risk for electric generation, recorded to electric fuel and purchased power, subject to cost-recovery mechanisms and reclassified to a regulatory asset, as appropriate. The remaining derivative settlement gains and losses for the three months ended March 31, 2017 and 2016 relate to natural gas operations and are recorded to cost of natural gas sold and transported. These gains and losses are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset or liability, as appropriate.

Xcel Energy had no derivative instruments designated as fair value hedges during the three months ended March 31, 2017 and 2016. Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

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

Xcel Energy’s utility subsidiaries’ most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to their wholesale, trading and non-trading commodity activities. At March 31, 2017, two of Xcel Energy’s 10 most significant counterparties for these activities, comprising $24.1 million or ten percent of this credit exposure, had investment grade credit ratings from S&P’s, Moody’s or Fitch Ratings. Eight of the 10 most significant counterparties, comprising $79.1 million or 34 percent of this credit exposure, were not rated by these external agencies, but based on Xcel Energy’s internal analysis, had credit quality consistent with investment grade. All ten of these significant counterparties are municipal or cooperative electric entities or other utilities.

Credit Related Contingent Features — Contract provisions for derivative instruments that the utility subsidiaries enter, including those recorded to the consolidated balance sheet at fair value, as well as those accounted for as normal purchase-normal sale contracts and therefore not reflected on the balance sheet, may require the posting of collateral or settlement of the contracts for various reasons, including if the applicable utility subsidiary is unable to maintain its credit ratings. At March 31, 2017 and Dec. 31, 2016, there were no derivative instruments in a liability position with underlying contract provisions that required the posting of collateral or settlement of applicable outstanding contracts if the credit ratings of Xcel Energy Inc.’s utility subsidiaries were downgraded below investment grade.

Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that a given utility subsidiary’s ability to fulfill its contractual obligations is reasonably expected to be impaired. Xcel Energy had no collateral posted related to adequate assurance clauses in derivative contracts as of March 31, 2017 and Dec. 31, 2016.

Recurring Fair Value Measurements — The following table presents for each of the fair value hierarchy levels, Xcel Energy’s derivative assets and liabilities measured at fair value on a recurring basis at March 31, 2017:

	March 31, 2017
	Fair Value			Fair Value Total	Counterparty Netting (b)	Total
(Thousands of Dollars)	Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$4,706	$14,850	$—	$19,556	$(12,126)	$7,430
Electric commodity	—	—	8,443	8,443	(1,814)	6,629
Natural gas commodity	—	1,334	—	1,334	—	1,334
Total current derivative assets	$4,706	$16,184	$8,443	$29,333	$(13,940)	15,393
PPAs (a)						5,492
Current derivative instruments						$20,885
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$198	$32,272	$—	$32,470	$(7,295)	$25,175
Total noncurrent derivative assets	$198	$32,272	$—	$32,470	$(7,295)	25,175
PPAs (a)						23,506
Noncurrent derivative instruments						$48,681

	March 31, 2017
	Fair Value			Fair Value Total	Counterparty Netting (b)	Total
(Thousands of Dollars)	Level 1	Level 2	Level 3
Current derivative liabilities
Other derivative instruments:
Commodity trading	$5,224	$12,064	$—	$17,288	$(13,416)	$3,872
Electric commodity	—	—	1,814	1,814	(1,814)	—
Total current derivative liabilities	$5,224	$12,064	$1,814	$19,102	$(15,230)	3,872
PPAs (a)						22,834
Current derivative instruments						$26,706
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$204	$23,435	$793	$24,432	$(10,463)	$13,969
Total noncurrent derivative liabilities	$204	$23,435	$793	$24,432	$(10,463)	13,969
PPAs (a)						129,715
Noncurrent derivative instruments						$143,684

(a)
During 2006, Xcel Energy qualified these contracts under the normal purchase exception. Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

(b)
Xcel Energy nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at March 31, 2017. At March 31, 2017, derivative assets and liabilities include no obligations to return cash collateral and the rights to reclaim cash collateral of $4.5 million. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

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

The following table presents the changes in Level 3 commodity derivatives for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31
(Thousands of Dollars)	2017	2016
Balance at Jan. 1	$17,253	$18,028
Purchases	3,792	1,843
Settlements	(19,802)	(18,256)
Net transactions recorded during the period:
Losses recognized in earnings (a)	(794)	(24)
Net gains recognized as regulatory assets and liabilities	5,387	5,263
Balance at March 31	$5,836	$6,854

(a)	These amounts relate to commodity derivatives held at the end of the period.

Xcel Energy recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three months ended March 31, 2017 and 2016.

Fair Value of Long-Term Debt

As of March 31, 2017 and Dec. 31, 2016, other financial instruments for which the carrying amount did not equal fair value were as follows:

	March 31, 2017		Dec. 31, 2016
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$14,451,909	$15,492,978	$14,450,247	$15,513,209

The fair value of Xcel Energy’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. The fair value estimates are based on information available to management as of March 31, 2017 and Dec. 31, 2016, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.

9.	Other Income, Net

Other income, net consisted of the following:

	Three Months Ended March 31
(Thousands of Dollars)	2017	2016
Interest income	$3,800	$4,070
Other nonoperating income	3,645	680
Insurance policy expense	(999)	(500)
Other income, net	$6,446	$4,250

10.	Segment Information

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

Xcel Energy had equity investments in unconsolidated subsidiaries of $131.9 million and $132.8 million as of March 31, 2017 and Dec. 31, 2016, respectively, included in the regulated natural gas utility segment.

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

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended March 31, 2017
Operating revenues from external customers	$2,299,060	$625,703	$21,659	$—	$2,946,422
Intersegment revenues	297	264	—	(561)	—
Total revenues	$2,299,357	$625,967	$21,659	$(561)	$2,946,422
Net income (loss)	$194,153	$62,927	$(17,803)	$—	$239,277

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended March 31, 2016
Operating revenues from external customers	$2,185,119	$565,689	$21,465	$—	$2,772,273
Intersegment revenues	335	287	—	(622)	—
Total revenues	$2,185,454	$565,976	$21,465	$(622)	$2,772,273
Net income (loss)	$178,237	$78,338	$(15,263)	$—	$241,312

11.	Earnings Per Share

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

Share-based compensation arrangements for which there is currently no dilutive impact to EPS include the following:

•	Equity awards subject to a performance condition; included in common shares outstanding when all necessary conditions for settlement have been satisfied by the end of the reporting period.

•	Liability awards subject to a performance condition; any portions settled in shares are included in common shares outstanding upon settlement.

The dilutive impact of common stock equivalents affecting EPS was as follows:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
(Amounts in thousands, except per share data)	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Net income	$239,277	—	—	$241,312	—	—
Basic EPS:
Earnings available to common shareholders	239,277	508,278	$0.47	241,312	508,667	$0.47
Effect of dilutive securities:
Time based equity awards	—	496	—	—	483	—
Diluted EPS:
Earnings available to common shareholders	$239,277	508,774	$0.47	$241,312	509,150	$0.47

12.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended March 31
	2017	2016	2017	2016
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$23,547	$22,920	$465	$432
Interest cost	36,702	40,023	5,984	6,527
Expected return on plan assets	(52,317)	(52,575)	(6,156)	(6,249)
Amortization of prior service credit	(442)	(484)	(2,671)	(2,672)
Amortization of net loss	26,670	24,385	1,672	1,011
Net periodic benefit cost (credit)	34,160	34,269	(706)	(951)
Costs not recognized due to the effects of regulation	(4,015)	(4,452)	—	—
Net benefit cost (credit) recognized for financial reporting	$30,145	$29,817	$(706)	$(951)

In January 2017, contributions of $150.0 million were made across four of Xcel Energy’s pension plans. Xcel Energy does not expect additional pension contributions during 2017.

13.	Other Comprehensive Income

Changes in accumulated other comprehensive (loss) income, net of tax, for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31, 2017
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive (loss) income at Jan. 1	$(51,151)	$110	$(59,313)	$(110,354)
Losses reclassified from net accumulated other comprehensive loss	825	—	948	1,773
Net current period other comprehensive income	825	—	948	1,773
Accumulated other comprehensive (loss) income at March 31	$(50,326)	$110	$(58,365)	$(108,581)

	Three Months Ended March 31, 2016
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive (loss) income at Jan. 1	$(54,862)	$110	$(55,001)	$(109,753)
Other comprehensive loss before reclassifications	(4)	—	(653)	(657)
Losses reclassified from net accumulated other comprehensive loss	938	—	864	1,802
Net current period other comprehensive income	934	—	211	1,145
Accumulated other comprehensive (loss) income at March 31	$(53,928)	$110	$(54,790)	$(108,608)

Reclassifications from accumulated other comprehensive loss for the three months ended March 31, 2017 and 2016 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
Losses on cash flow hedges:
Interest rate derivatives	$1,359	(a)	$1,485	(a)
Vehicle fuel derivatives	—	(b)	57	(b)
Total, pre-tax	1,359		1,542
Tax benefit	(534)		(604)
Total, net of tax	825		938
Defined benefit pension and postretirement losses:
Amortization of net loss	1,623	(c)	1,478	(c)
Prior service credit	(60)	(c)	(64)	(c)
Total, pre-tax	1,563		1,414
Tax benefit	(615)		(550)
Total, net of tax	948		864
Total amounts reclassified, net of tax	$1,773		$1,802

(a)	Included in interest charges.

(b)	Included in O&M expenses.

(c)	Included in the computation of net periodic pension and postretirement benefit costs. See Note 12 for details regarding these benefit plans.

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed herein, are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including our 2017 earnings per share guidance and assumptions, are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q and in other securities filings (including Xcel Energy’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2016, and subsequent securities filings, could cause actual results to differ materially from management expectations as suggested by such forward-looking information: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of Xcel Energy Inc. and its subsidiaries (collectively, Xcel Energy) to obtain financing on favorable terms; business conditions in the energy industry; including the risk of a slow down in the U.S. economy or delay in growth, recovery, trade, fiscal, taxation and environmental policies in areas where Xcel Energy has a financial interest; customer business conditions; actions of credit rating agencies; competitive factors including the extent and timing of the entry of additional competition in the markets served by Xcel Energy and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; financial or regulatory accounting policies imposed by regulatory bodies; outcomes of regulatory proceedings; availability or cost of capital; and employee work force factors.

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

Results of Operations

The following table summarizes diluted EPS for Xcel Energy:

	Three Months Ended March 31
Diluted Earnings (Loss) Per Share	2017	2016
PSCo	$0.22	$0.23
NSP-Minnesota	0.19	0.19
SPS	0.05	0.04
NSP-Wisconsin	0.04	0.03
Equity earnings of unconsolidated subsidiaries	0.01	0.02
Regulated utility	0.51	0.51
Xcel Energy Inc. and other	(0.04)	(0.03)
GAAP diluted EPS (a)	$0.47	$0.47

(a)	Amounts may not add due to rounding.

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

Summary of Earnings

Xcel Energy — Xcel Energy’s earnings were flat for the first quarter of 2017. Higher electric and natural gas margins to recover infrastructure investments, along with a lower effective tax rate were offset by higher depreciation and interest expenses.

PSCo — Earnings decreased $0.01 per share for the first quarter of 2017, primarily due to higher operating and maintenance (O&M) expenses and depreciation.

NSP-Minnesota — Earnings were flat for the first quarter of 2017. Higher electric margins driven by interim electric rates in Minnesota (subject to refund), non-fuel riders and lower O&M expenses were offset by an increase in depreciation.

SPS — Earnings increased $0.01 per share for the first quarter of 2017. Higher electric margins primarily due to rate increases in Texas and New Mexico were partially offset by increased depreciation and timing of O&M expenses.

NSP-Wisconsin — Earnings increased $0.01 per share for the first quarter of 2017, primarily attributable to higher electric margins driven by rate increases.

Changes in Diluted EPS

The following table summarizes significant components contributing to the changes in 2017 EPS compared with the same period in 2016:

Diluted Earnings (Loss) Per Share	Three Months Ended March 31
2016 GAAP diluted EPS	$0.47

Components of change — 2017 vs. 2016
Higher electric margins	0.06
Lower ETR	0.02
Higher natural gas margins	0.01
Higher depreciation and amortization	(0.05)
Higher O&M expenses	(0.01)
Higher interest charges	(0.01)
Other, net	(0.02)
2017 GAAP diluted EPS	$0.47

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

There was no impact on sales for the first quarter of 2017 due to THI or CDD. The percentage decrease in normal and actual HDD is provided in the following table:

	Three Months Ended March 31
	2017 vs. Normal	2016 vs. Normal	2017 vs. 2016
HDD	(14.4)%	(13.3)%	(2.2)%

Weather — The following table summarizes the estimated impact of temperature variations on EPS compared with sales under normal weather conditions:

	Three Months Ended March 31
	2017 vs. Normal	2016 vs. Normal	2017 vs. 2016
Retail electric	$(0.025)	$(0.016)	$(0.009)
Firm natural gas	(0.018)	(0.013)	(0.005)
Total (excluding decoupling)	$(0.043)	$(0.029)	$(0.014)
Decoupling - Minnesota	0.008	0.006	0.002
Total (adjusted for recovery from decoupling)	$(0.035)	$(0.023)	$(0.012)

Sales Growth (Decline) — The following tables summarize Xcel Energy and its subsidiaries’ sales growth (decline) for actual and weather-normalized sales in 2017 compared to the same period in 2016:

	Three Months Ended March 31
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Actual
Electric residential (a)	(1.7)%	(1.0)%	(9.5)%	(1.5)%	(2.5)%
Electric commercial and industrial	(1.6)	(1.0)	0.7	(0.5)	(0.8)
Total retail electric sales	(1.6)	(1.1)	(1.6)	(0.9)	(1.3)
Firm natural gas sales	(6.1)	4.1	N/A	3.5	(2.2)

	Three Months Ended March 31
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Weather-normalized
Electric residential (a)	(0.8)%	(0.5)%	(3.4)%	(0.3)%	(1.0)%
Electric commercial and industrial	(1.6)	(0.6)	0.5	(0.6)	(0.6)
Total retail electric sales	(1.2)	(0.6)	(0.6)	(0.6)	(0.8)
Firm natural gas sales	—	4.1	N/A	3.3	1.5

	Three Months Ended March 31 (Excluding Leap Day) (b)
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Weather-normalized - adjusted for leap day
Electric residential (a)	0.3%	0.6%	(2.4)%	0.8%	0.1%
Electric commercial and industrial	(0.5)	0.5	1.6	0.5	0.5
Total retail electric sales	(0.2)	0.5	0.5	0.5	0.3
Firm natural gas sales	1.1	5.2	N/A	4.5	2.7

(a)	Extreme weather variations and additional factors such as windchill and cloud cover may not be reflected in weather-normalized and actual growth estimates.

(b)
The estimated impact of the 2016 leap day is excluded to present a more comparable year-over-year presentation. The estimated impact on the first quarter of the additional day of sales in 2016 was approximately 100 basis points.

Weather-normalized Electric Sales Growth (Decline) - Excluding Leap Day

•
PSCo’s residential growth reflects an increased number of customers and lower use per customer. The commercial and industrial (C&I) decline was mainly due to lower use per customer, particularly to certain large customers that support the mining, oil and gas industries. The decline was partially offset by an increase in the number of C&I customers.

•
NSP-Minnesota’s residential sales growth reflects customer additions, partially offset by lower use per customer. C&I sales increased mostly as a result of increased sales to large customers in manufacturing, which offset declines in oil and gas, air transportation, and services.

•
SPS’ residential sales decline was primarily the result of lower use per customer. The increase in C&I sales was driven by oil and natural gas production in the Southeastern New Mexico, Permian Basin area.

•
NSP-Wisconsin’s residential sales increase was primarily attributable to higher use per customer and customer additions. The C&I growth was largely due to higher use per customer and an increase in small customers in the sand mining industry. The overall increase was partially offset by a decrease in the number of large C&I customers as well as lower use per customer in the large C&I class for the oil and gas industries.

Weather-normalized Natural Gas Sales Growth - Excluding Leap Day

•	Across natural gas service territories, higher natural gas sales reflect an increase in the number of customers, partially offset by a decline in customer use.

Electric Revenues and Margin

Electric revenues and fuel and purchased power expenses are largely impacted by the fluctuation in the price of natural gas, coal and uranium used in the generation of electricity, but as a result of the design of fuel recovery mechanisms to recover current expenses, these price fluctuations have minimal impact on electric margin. The following table details the electric revenues and margin:

	Three Months Ended March 31
(Millions of Dollars)	2017	2016
Electric revenues	$2,299	$2,185
Electric fuel and purchased power	(925)	(862)
Electric margin	$1,374	$1,323

The following tables summarize the components of the changes in electric revenues and electric margin:

Electric Revenues

(Millions of Dollars)	Three Months Ended March 31 2017 vs. 2016
Retail rate increases (a)	$41
Trading	28
Fuel and purchased power cost recovery	14
Non-fuel riders	12
Wholesale transmission revenue	11
Conservation and DSM revenues, offset by expenses	7
Decoupling (weather portion) - Minnesota	2
Estimated impact of weather	(6)
Other, net	5
Total increase in electric revenues	$114

(a) Increase is primarily due to interim rates in Minnesota (subject to and net of estimated provision for refund) and final rates in Wisconsin, New Mexico and Texas.

Electric Margin

(Millions of Dollars)	Three Months Ended March 31 2017 vs. 2016
Retail rate increases (a)	$41
Non-fuel riders	12
Conservation and DSM revenues, offset by expenses	7
Decoupling (weather portion) - Minnesota	2
Wholesale transmission revenue, net of costs	(7)
Estimated impact of weather	(6)
Other, net	2
Total increase in electric margin	$51

(a) Increase is primarily due to interim rates in Minnesota (subject to and net of estimated provision for refund) and final rates in Wisconsin, New Mexico and Texas.

Natural Gas Revenues and Margin

Total natural gas expense tends to vary with changing sales requirements and the cost of natural gas purchases. However, due to the design of purchased natural gas cost recovery mechanisms for sales to retail customers, fluctuations in the cost of natural gas has minimal impact on natural gas margin. The following table details natural gas revenues and margin:

	Three Months Ended March 31
(Millions of Dollars)	2017	2016
Natural gas revenues	$626	$566
Cost of natural gas sold and transported	(365)	(312)
Natural gas margin	$261	$254

The following tables summarize the components of the changes in natural gas revenues and natural gas margin:

Natural Gas Revenues

(Millions of Dollars)	Three Months Ended March 31 2017 vs. 2016
Purchased natural gas adjustment clause recovery	$53
Infrastructure and integrity riders	7
Retail sales growth, excluding weather impact	2
Estimated impact of weather	(4)
Other, net	2
Total increase in natural gas revenues	$60

Natural Gas Margin

(Millions of Dollars)	Three Months Ended March 31 2017 vs. 2016
Infrastructure and integrity riders	$7
Retail sales growth, excluding weather impact	2
Estimated impact of weather	(4)
Other, net	2
Total increase in natural gas margin	$7

Non-Fuel Operating Expenses and Other Items

O&M Expenses — O&M expenses increased $9.0 million, or 1.6 percent, for the first quarter of 2017 compared with 2016. The increase was driven by the impact of previously deferred 2016 expenses associated with the Texas 2016 electric rate case (approximately $8 million) recognized in 2017 in connection with the settlement, offset by revenue recovery.

Conservation and DSM Program Expenses — Conservation and DSM program expenses increased $10.1 million, or 17.6 percent, for the first quarter of 2017 compared with 2016. Increases were primarily attributable to both higher recovery rates, as well as additional customer participation in electric conservation programs, mostly in Minnesota. Conservation and DSM program expenses are generally recovered in our major jurisdictions concurrently through riders and base rates. Timing of recovery may not correspond to the period in which costs were incurred.

Depreciation and Amortization — Depreciation and amortization increased $45.2 million, or 14.1 percent, for the first quarter of 2017 compared with 2016. The increase was primarily attributable to capital investments, including the Courtenay Wind Farm, and a reduction of the excess depreciation reserve in Minnesota.

Allowance for Funds Used During Construction (AFUDC), Equity and Debt — AFUDC increased $2.2 million, or 11.7 percent, for the first quarter of 2017 compared with 2016. The increase was primarily attributable to higher average capital investments.

Interest Charges — Interest charges increased $9.5 million, or 6.1 percent, for the first quarter of 2017 compared with 2016. The increase was related to higher long-term debt levels to fund capital investments, partially offset by refinancings at lower interest rates.

Income Taxes — Income tax expense decreased $12.0 million for the first quarter of 2017 compared with 2016. The decrease was primarily due to lower pretax earnings in 2017 and an increase in wind production tax credits in 2017. The ETR was 32.8 percent for the first quarter of 2017 compared with 34.8 percent for 2016. The lower ETR in 2017 is primarily due to the increased wind production tax credits referenced above.

The wind production tax credits flow back to customers through NSP-Minnesota’s fuel clause and riders.

Public Utility Regulation

Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 1 of Xcel Energy Inc.’s Annual Report on Form 10-K for the year ended Dec. 31, 2016, appropriately represent, in all material respects, the current status of public utility regulation, and are incorporated herein by reference.

Xcel Energy Inc.

Wind Development — During the first quarter of 2017, Xcel Energy announced plans to significantly expand its wind capacity by adding 1,550 MW of new wind generation at NSP-Minnesota and 1,230 MW at SPS. Previously, Xcel Energy received regulatory approval to build a 600 MW wind farm at PSCo.

In total, Xcel Energy has proposed adding 3,380 MW of wind capacity by the end of 2020. Xcel Energy has filed to own and place in rate base 2,750 MW of these wind projects, while 630 MW would be through PPAs. If approved by the commissions, these wind projects would qualify for 100 percent of the production tax credit (PTC) and are intended to provide billions of dollars of savings to our customers and substantial environmental benefits. Projected savings/benefits assume fuel costs and generation mix consistent with those included in various commission approved resource plans and generation need filings.

The following table details these wind projects:

Project Name	Capacity (MW)	State	Estimated Year of Completion	Ownership/PPA	Regulatory Status
Rush Creek	600	CO	2018	PSCo	Approved by CPUC
Freeborn	200	MN	2020	NSP-Minnesota	Pending MPUC Approval
Blazing Star 1	200	MN	2019	NSP-Minnesota	Pending MPUC Approval
Blazing Star 2	200	MN	2020	NSP-Minnesota	Pending MPUC Approval
Lake Benton	100	MN	2019	NSP-Minnesota	Pending MPUC Approval
Foxtail	150	ND	2019	NSP-Minnesota	Pending MPUC Approval
Crowned Ridge	300	SD	2019	NSP-Minnesota	Pending MPUC Approval
Hale	478	TX	2019	SPS	Pending PUCT & NMPRC Approval
Sagamore	522	NM	2020	SPS	Pending PUCT & NMPRC Approval
Total Ownership	2,750

Crowned Ridge	300	SD	2019	PPA	Pending MPUC Approval
Clean Energy #1	100	ND	2019	PPA	Pending MPUC Approval
Bonita	230	TX	2019	PPA	Pending PUCT & NMPRC Approval
Total PPA	630

•	NSP-Minnesota has requested that the MPUC approve the proposed wind projects by July 2017;

•	SPS has requested that the PUCT and NMPRC approve the proposed wind projects by December 2017; and

•	Xcel Energy’s total capital investment for the proposed wind ownership projects is approximately $4.2 billion for 2017-2021.

NSP-Minnesota

Minnesota Legislation — In February 2017, the Minnesota governor signed a bill into law allowing NSP-Minnesota to build a natural gas combined-cycle power plant at NSP-Minnesota’s Sherco site. The plant was originally proposed as part of NSP-Minnesota’s resource plan, which enables the retirement of two coal units at the Sherco site. The plant’s in-service date is anticipated for 2026. Cost recovery of the plant will be subject to MPUC approval.

Nuclear Power Operations

NSP-Minnesota owns two nuclear generating plants: the Monticello plant and the PI plant. See Note 14 of Xcel Energy Inc.’s Annual Report on Form 10-K for the year ended Dec. 31, 2016 for further discussion regarding the nuclear generating plants. The circumstances set forth in Nuclear Power Operations and Waste Disposal included in Item 1 of Xcel Energy Inc.’s Annual Report on Form 10-K for the year ended Dec. 31, 2016, appropriately represent, in all material respects, the current status of nuclear power operations, and are incorporated herein by reference.

NSP-Wisconsin

2016 Electric Fuel Cost Recovery — NSP-Wisconsin’s electric fuel costs for the year ended Dec. 31, 2016 were lower than authorized in rates and outside the two percent annual tolerance band established in the Wisconsin fuel cost recovery rules, primarily due to lower sales volume and lower purchased power costs coupled with moderate weather. Under the fuel cost recovery rules, NSP-Wisconsin may retain the amount of over-recovery up to two percent of authorized annual fuel costs, or approximately $3.4 million. However, NSP-Wisconsin must defer the amount of over-recovery in excess of the two percent annual tolerance band for future refund to customers. In March 2017 NSP-Wisconsin filed a reconciliation of 2016 fuel costs with the PSCW indicating a refund liability of $9.5 million. The final amount of the refund is subject to review and approval by the PSCW, which is expected in mid-2017.

PSCo

Rush Creek Wind Ownership Proposal — In 2016, the CPUC granted PSCo a certificate of public convenience and necessity (CPCN) to build, own and operate a 600 MW wind generation facility in Colorado at Rush Creek. The CPCN includes a hard cost-cap of $1.096 billion (including transmission costs) and a capital cost sharing mechanism between customers and PSCo of 82.5 percent to customers and 17.5 percent to PSCo for every $10 million the project comes in below the cost-cap.

All major contracts required to complete the project have been executed including the Vestas turbine supply and balance of plant agreements. Vestas PTC components for safe harboring the facility have been fabricated and are currently being stored at Vestas facilities in Colorado. Construction of roads, collection systems, and foundations began in April 2017.

Colorado 2016 Electric Resource Plan (ERP) — In May 2016, PSCo filed its 2016 ERP which included its estimated need for additional generation resources and its proposal to acquire those resources through a competitive Request for Proposal (RFP) process. In February 2017, the CPUC held evidentiary hearings on the various issues. In March 2017, the CPUC deliberated on the ERP and directed PSCo to file an updated capacity need prior to issuing any RFPs. A written decision is expected in the second quarter of 2017. PSCo will update the range of resource need to be considered within the competitive RFP process, which is expected to file with the CPUC in the second half of 2017. The CPUC is expected to rule on the RFP results in the first quarter of 2018.

Brush to Castle Pines 345 kilovolt (KV) Transmission Line — In 2015, the CPUC granted a CPCN to construct a new 345 KV transmission line originating from Pawnee generating station, near Brush, CO to the Daniels Park substation, near Castle Pines, CO. The estimated project cost is $178.3 million. The CPUC granted the parties’ requests to consolidate consideration of this 345 kV line with the CPUC’s consideration of the Rush Creek wind project. The CPUC ultimately approved for construction of the line to begin in the first half of 2017 and to be placed in service by October 2019.

Advanced Grid Intelligence and Security — In August 2016, PSCo filed a request with the CPUC to approve a CPCN for implementation of its advanced grid initiative. The project incorporates installing advanced meters, implementing a combination of hardware and software applications to allow the distribution system to operate at a lower voltage (integrated volt-var optimization) and installing necessary communications infrastructure to implement this hardware. These major projects are expected to improve customer experience, enhance grid reliability and enable the implementation of new and innovative programs and rate structures. The estimated capital investment for the project is approximately $560 million. Settlement negotiations are ongoing. The CPUC is expected to issue a decision by the end of June 2017.

Decoupling Filing — In July 2016, PSCo filed a request with the CPUC to approve a partial decoupling mechanism for a five-year period, effective Jan. 1, 2017.  The proposed decoupling adjustment would adjust annual revenues based on changes in weather normalized average use per customer for the residential and small C&I classes.  The proposed decoupling mechanism is symmetric and may result in potential refunds to customers if there were an increase in average use per customer. PSCo did not request that revenue be adjusted as a result of weather related sales fluctuations.

In January 2017, the CPUC Staff and various intervenors, including the Office of Consumer Counsel (OCC), filed testimony.

•	The CPUC Staff recommended a portion of PSCo’s request be approved and suggested the CPUC should lower PSCo’s ROE by 30 basis points to account for lower risk, if the full proposal were approved;

•	The OCC opposed PSCo’s decoupling request; and

•	Other intervening parties generally supported PSCo’s proposal, but recommended various modifications, such as the use of actual sales data instead of weather-normalized sales.

A CPUC decision is expected by May 2017.

Boulder, Colo. Municipalization — In 2011, Boulder voters passed a ballot measure authorizing the formation of a municipal utility. In 2014, the Boulder City Council passed an ordinance to establish an electric utility. PSCo challenged the formation of this utility as premature because costs and system separation plans were not final. The Boulder District Court dismissed the case for lack of subject matter jurisdiction. PSCo appealed this decision. In September 2016, the Colorado Court of Appeals vacated the District Court’s decision, and ultimately preserved PSCo’s ability to challenge the utility formation. Boulder subsequently filed a Petition for Writ of Certiorari with the Colorado Supreme Court. The Supreme Court has not yet ruled whether it will exercise its discretion and review the petition.

In January 2015, the Boulder District Court affirmed a prior CPUC decision that Boulder cannot serve customers outside its city limits. The District Court also ruled the CPUC has jurisdiction over the transfer of any facilities to Boulder and how the systems are separated to preserve reliability, safety and effectiveness.. In February 2015, the Boulder District Court also dismissed the condemnation action Boulder had filed. The CPUC must approve the separation plan before Boulder files its condemnation proceeding.
In July 2015, Boulder filed an application with the CPUC requesting approval of its proposed separation plan. PSCo filed a motion to dismiss Boulder’s application. The CPUC dismissed a portion of Boulder’s application, but allowed Boulder to supplement its application. Boulder filed its second supplemental application in September 2016.
In March 2017, PSCo and other parties filed their testimony outlining their concerns about the Boulder separation plan and raised legal concerns about aspects of the plan.  Boulder filed rebuttal testimony that significantly changed aspects of their plans.  PSCo and other parties filed motions to dismiss the proceeding or in the alternative to extend the schedule and provide it time to provide a response to the revised plan.

In March 2017, after extensive negotiations, PSCo and Boulder announced two potential settlement options:
An adoption of a settlement that outlines a PSCo and Boulder partnership. PSCo would continue to provide electric service to Boulder and engage in a new partnership with a mutual vision of helping Boulder achieve its environmental goals.
The other option was a negotiated buy-out cost and process in which Boulder would acquire PSCo’s Boulder electric distribution system based on a defined formula and under which Boulder would also pay the costs for separation of the two distribution systems.
In April 2017, the Boulder City Council voted to continue litigation for municipalization rather than pursue either settlement option.
Mountain West Transmission Group (MWTG) — PSCo initiated discussions with six additional utilities from the Rocky Mountain region to evaluate the merits of a joint transmission tariff that may increase wholesale market efficiency and improve regional transmission planning. In 2016, the MWTG established a memorandum of understanding to guide their process and issued a RFP to four established Regional Transmission Organizations (RTOs). In January 2017, the MWTG initiated preliminary discussions with the SPP to begin evaluation of the costs and benefits of RTO participation in the Rocky Mountain region. PSCo will evaluate its options later in 2017.

SPS

TUCO Substation to Yoakum County Substation to Hobbs Plant Substation 345 KV Transmission Line — In March 2016, the PUCT approved SPS’CCN for the 33-mile Yoakum County to Texas/New Mexico State line portion of this 345 KV line project. A CCN for the 111-mile TUCO to Yoakum County substation segment was filed in June 2016. Assuming approval of this CCN, this segment is scheduled to be in service in 2019. A 36-mile CCN for the Texas/New Mexico state line to Hobbs Plant segment is planned to be filed later in the second quarter of 2017. The estimated project cost for all three segments is approximately $242 million.

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

In March 2017, SPS entered into an agreement to sell 400 MW of capacity to LP&L for a 2-year period from June 2019 through May 2021, providing LP&L generation supplies while the PUCT considers LP&L’s planned departure to the ERCOT. No final decision regarding LP&L’s departure or its potential timing is expected until completion of the PUCT proceedings.

Summary of Recent Federal Regulatory Developments

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

Status of FERC Commissioners — The FERC is comprised of five commissioners appointed by the President and confirmed by the Senate. There are currently only two sitting commissioners.  It is uncertain when the President will appoint new commissioners or when those appointments may be confirmed.  Without three commissioners, the FERC does not have a quorum to act on contested matters. The lack of a quorum could affect the timing of FERC decisions on proposed rules or pending, newly submitted and future filings involving, among other things, contested electric rate matters and CPCNs for construction of interstate natural gas pipeline facilities to serve the utility subsidiaries.

FERC Order, ROE Policy — The FERC has adopted a two-step ROE methodology for electric utilities. The issue of how to apply the FERC ROE methodology is being contested in various complaint proceedings. There are two ROE complaints against the MISO TOs, which include NSP-Minnesota and NSP-Wisconsin. In September 2016, the FERC issued an order in the first MISO ROE complaint establishing an ROE of 10.32 percent for the period Nov. 12, 2013 to Feb. 11, 2015, and prospectively. The second complaint is pending FERC action after issuance of an initial decision by the ALJ in June 2016, recommending an ROE of 9.7 percent for the period Feb. 12, 2015 to May 11, 2016. The FERC had been expected to issue an order in the second litigated MISO ROE complaint proceeding during 2017, but the lack of quorum may delay a final order. See Note 5 to the consolidated financial statements for discussion of the MISO ROE Complaints.

Public Utility Regulatory Policies Act (PURPA) Enforcement Complaint against CPUC — In December 2016, Sustainable Power Group, LLC (sPower) petitioned the FERC to initiate an enforcement action in federal court against the CPUC under PURPA. The petition asserts that a December 2016 CPUC ruling, which indicated that a qualifying facility must be a successful bidder in a PSCo resource acquisition bidding process, violated PURPA and FERC rules. In January 2017, PSCo filed a motion to intervene and protest, arguing that the FERC should decline the petition. The CPUC filed a similar pleading. sPower has proposed to construct 800 MW of solar generation and 700 MW of wind generation in Colorado and seeks to require PSCo to contract for these resources under PURPA. If sPower were to prevail, PSCo’s ability to select generation resources through competitive bidding would be negatively affected. However, due to a lack of quorum at the FERC, the FERC did not act on that petition within the sixty days contemplated by PURPA. Subsequently sPower filed a complaint for declaratory and injunctive relief in the United States District Court for the District of Colorado requesting that the court find the bidding requirement in the CPUC qualifying facility rules to be unlawful. PSCo has intervened in that proceeding and the CPUC has filed a motion to dismiss. The matter is pending.

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

At March 31, 2017, the fair values by source for net commodity trading contract assets were as follows:

	Futures / Forwards
(Thousands of Dollars)	Source of Fair Value	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity Greater Than 5 Years	Total Futures/ Forwards Fair Value
NSP-Minnesota	1	$1,516	$6,607	$2,225	$—	$10,348
PSCo	1	750	—	—	—	750
		$2,266	$6,607	$2,225	$—	$11,098

	Options
(Thousands of Dollars)	Source of Fair Value	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity Greater Than 5 Years	Total Futures/ Forwards Fair Value
NSP-Minnesota	2	$—	$(330)	$(462)	$—	$(792)
1 — Prices actively quoted or based on actively quoted prices.
2 — Prices based on models and other valuation methods.

Changes in the fair value of commodity trading contracts before the impacts of margin-sharing mechanisms were as follows:

	Three Months Ended March 31
(Thousands of Dollars)	2017	2016
Fair value of commodity trading net contract assets outstanding at Jan. 1	$9,771	$11,040
Contracts realized or settled during the period	(298)	(869)
Commodity trading contract additions and changes during the period	833	875
Fair value of commodity trading net contract assets outstanding at March 31	$10,306	$11,046

At March 31, 2017, a 10 percent increase in market prices for commodity trading contracts would decrease pretax income from continuing operations by approximately $1.1 million, whereas a 10 percent decrease would increase pretax income from continuing operations by approximately $1.1 million. At March 31, 2016, a 10 percent increase in market prices for commodity trading contracts would decrease pretax income from continuing operations by approximately $0.2 million, whereas a 10 percent decrease would increase pretax income from continuing operations by approximately $0.3 million.

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

The VaRs for the NSP-Minnesota and PSCo commodity trading operations, calculated on a consolidated basis using a Monte Carlo simulation with a 95 percent confidence level and a one-day holding period, were as follows:

(Millions of Dollars)	Three Months Ended March 31	VaR Limit	Average	High	Low
2017	$0.42	$3.00	$0.16	$0.62	$0.04
2016	0.13	3.00	0.11	0.19	0.06

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

Separately, NSP-Minnesota has enriched nuclear fuel materials in process with Westinghouse Electric Corporation (Westinghouse). Westinghouse filed for Chapter 11 bankruptcy protection in March 2017. NSP-Minnesota owns materials in Westinghouse’s inventory and has contracts in place under which Westinghouse will provide certain services during an upcoming outage at PI. Westinghouse has indicated its intention to perform under the arrangements. Based on Westinghouse’s stated intent and the interim financing secured to fund its on-going operations, NSP-Minnesota does not expect the bankruptcy to materially impact NSP-Minnesota’s operational or financial performance.

Interest Rate Risk — Xcel Energy is subject to the risk of fluctuating interest rates in the normal course of business. Xcel Energy’s risk management policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives such as swaps, caps, collars and put or call options.

At March 31, 2017 and 2016, a 100-basis-point change in the benchmark rate on Xcel Energy’s variable rate debt would impact pretax interest expense annually by approximately $6.1 million and $2.8 million, respectively. See Note 8 to the consolidated financial statements for a discussion of Xcel Energy Inc. and its subsidiaries’ interest rate derivatives.

NSP-Minnesota also maintains a nuclear decommissioning fund, as required by the NRC. The nuclear decommissioning fund is subject to interest rate risk and equity price risk. At March 31, 2017, the fund was invested in a diversified portfolio of cash equivalents, debt securities, equity securities, and other investments. These investments may be used only for activities related to nuclear decommissioning. Given the purpose and legal restrictions on the use of nuclear decommissioning fund assets, realized and unrealized gains on fund investments over the life of the fund are deferred as an offset of NSP-Minnesota’s regulatory asset for nuclear decommissioning costs. Consequently, any realized and unrealized gains and losses on securities in the nuclear decommissioning fund, including any other-than-temporary impairments, are deferred as a component of the regulatory asset for nuclear decommissioning. Since the accounting for nuclear decommissioning recognizes that costs are recovered through rates, fluctuations in equity prices or interest rates affecting the nuclear decommissioning fund do not have a direct impact on earnings.

Credit Risk — Xcel Energy Inc. and its subsidiaries are also exposed to credit risk. Credit risk relates to the risk of loss resulting from counterparties’ nonperformance on their contractual obligations. Xcel Energy Inc. and its subsidiaries maintain credit policies intended to minimize overall credit risk and actively monitor these policies to reflect changes and scope of operations.

At March 31, 2017, a 10 percent increase in commodity prices would have resulted in an increase in credit exposure of $10.7 million, while a decrease in prices of 10 percent would have resulted in an increase in credit exposure of $2.1 million. At March 31, 2016, a 10 percent increase in commodity prices would have resulted in a decrease in credit exposure of $1.5 million, while a decrease in prices of 10 percent would have resulted in an increase in credit exposure of $6.2 million.

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

Commodity Derivatives — Xcel Energy continuously monitors the creditworthiness of the counterparties to its commodity derivative contracts and assesses each counterparty’s ability to perform on the transactions set forth in the contracts. Given this assessment and the typically short duration of these contracts, the impact of discounting commodity derivative assets for counterparty credit risk was not material to the fair value of commodity derivative assets at March 31, 2017. Adjustments to fair value for credit risk of commodity trading instruments are recorded in electric revenues. Credit risk adjustments for other commodity derivative instruments are deferred as other comprehensive income (OCI) or regulatory assets and liabilities. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms. Xcel Energy also assesses the impact of its own credit risk when determining the fair value of commodity derivative liabilities. The impact of discounting commodity derivative liabilities for credit risk was immaterial to the fair value of commodity derivative liabilities at March 31, 2017.

Commodity derivative assets and liabilities assigned to Level 3 typically consist of FTRs, as well as forwards and options that are long-term in nature. Level 3 commodity derivative assets and liabilities represent 0.4 percent and 6.0 percent of total assets and liabilities, respectively, measured at fair value at March 31, 2017.

Determining the fair value of FTRs requires numerous management forecasts that vary in observability, including various forward commodity prices, retail and wholesale demand, generation and resulting transmission system congestion. Given the limited observability of management’s forecasts for several of these inputs, these instruments have been assigned a Level 3. Level 3 commodity derivatives assets and liabilities included $8.4 million and $1.8 million of estimated fair values, respectively, for FTRs held at March 31, 2017.

Determining the fair value of certain commodity forwards and options can require management to make use of subjective price and volatility forecasts which extend to periods beyond those readily observable on active exchanges or quoted by brokers. When less observable forward price and volatility forecasts are significant to determining the value of commodity forwards and options, these instruments are assigned to Level 3. There were no Level 3 commodity derivative assets and $0.8 million in liabilities for options held at March 31, 2017. There were no Level 3 forwards held at March 31, 2017.

Liquidity and Capital Resources

Cash Flows

	Three Months Ended March 31
(Millions of Dollars)	2017	2016
Cash provided by operating activities	$718	$803

Net cash provided by operating activities decreased $85 million for the three months ended March 31, 2017 compared with the three months ended March 31, 2016. The decrease was primarily due to the timing of vendor payments, lower tax refunds received and higher pension contributions, partially offset by higher customer receipts and higher net income, excluding amounts related to non-cash operating activities (e.g., depreciation and deferred tax expenses).

	Three Months Ended March 31
(Millions of Dollars)	2017	2016
Cash used in investing activities	$(748)	$(694)

Net cash used in investing activities increased $54 million for the three months ended March 31, 2017 compared with the three months ended March 31, 2016. The increase was primarily attributable to higher capital expenditures related to the Rush Creek wind generation facility.

	Three Months Ended March 31
(Millions of Dollars)	2017	2016
Cash provided by (used in) financing activities	$19	$(92)

Net cash provided by financing activities was $19 million for the three months ended March 31, 2017 compared with net cash used in financing activities of $92 million for the three months ended March 31, 2016, or a change of $111 million. The change was primarily attributable to higher debt proceeds (net) year over year, partially offset by increased 2017 dividend payments.

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

SPP FTR Margining Requirements — In April 2017, SPS posted a $15 million letter of credit with SPP for the SPP annual FTR auction in May 2017. In SPP, the process for transmission owners involves the receipt of Auction Revenue Rights (ARRs) and, if elected by the transmission owner, conversion of those ARRs to firm FTRs.  SPP requires that the transmission owner post collateral for the conversion of ARRs to FTRs.

Pension Fund — Xcel Energy’s pension assets are invested in a diversified portfolio of domestic and international equity securities, short-term to long-duration fixed income securities, and alternative investments, including private equity, real estate, hedge fund of funds and commodity investments.

•	In January 2017, contributions of $150.0 million were made across four of Xcel Energy’s pension plans;

•	In 2016, contributions of $125.2 million were made across four of Xcel Energy’s pension plans; and

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

Short-Term Investments — Xcel Energy Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS maintain cash operating and short-term investment accounts. At March 31, 2017, approximately $3.4 million of cash was held in these accounts.

Credit Facilities — NSP-Minnesota, NSP-Wisconsin, PSCo, SPS and Xcel Energy Inc. each have five-year credit agreements with a syndicate of banks. The total size of the credit facilities is $2.75 billion and each credit facility terminates in June 2021.

NSP-Minnesota, PSCo, SPS and Xcel Energy Inc. each have the right to request an extension of the revolving credit facility termination date for two additional one-year periods. NSP-Wisconsin has the right to request an extension of the revolving credit facility termination date for an additional one-year period. All extension requests are subject to majority bank group approval.

As of April 24, 2017, Xcel Energy Inc. and its utility subsidiaries had the following committed credit facilities available to meet liquidity needs:

(Millions of Dollars)	Credit Facility (a)	Drawn (b)	Available	Cash	Liquidity
Xcel Energy Inc.	$1,000	$285	$715	$—	$715
PSCo	700	91	609	—	609
NSP-Minnesota	500	76	424	1	425
SPS	400	157	243	1	244
NSP-Wisconsin	150	46	104	1	105
Total	$2,750	$655	$2,095	$3	$2,098

(a)	These credit facilities mature in June 2021.

(b)	Includes outstanding commercial paper and letters of credit.

Commercial Paper — Xcel Energy Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS each have individual commercial paper programs. The authorized levels for these commercial paper programs are:

•	$1 billion for Xcel Energy Inc.;

•	$700 million for PSCo;

•	$500 million for NSP-Minnesota;

•	$400 million for SPS; and

•	$150 million for NSP-Wisconsin.

Commercial paper outstanding for Xcel Energy was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2017	Year Ended Dec. 31, 2016
Borrowing limit	$2,750	$2,750
Amount outstanding at period end	605	392
Average amount outstanding	557	485
Maximum amount outstanding	719	1,183
Weighted average interest rate, computed on a daily basis	0.97%	0.74%
Weighted average interest rate at period end	1.18	0.95

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

Xcel Energy Inc. and its utility subsidiaries’ 2017 financing plans reflect the following:

•	Xcel Energy Inc. plans to issue approximately $300 million of senior unsecured bonds in the fourth quarter;

•	NSP-Minnesota plans to issue approximately $600 million of first mortgage bonds in the fourth quarter;

•	NSP-Wisconsin plans to issue approximately $100 million of first mortgage bonds in the third quarter;

•	PSCo plans to issue approximately $400 million of first mortgage bonds in the second quarter; and

•	SPS plans to issue approximately $250 million of first mortgage bonds in the third quarter.

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

Item 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management’s Discussion and Analysis — Derivatives, Risk Management and Market Risk under Item 2.

Item 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Xcel Energy maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure. As of March 31, 2017, based on an evaluation carried out under the supervision and with the participation of Xcel Energy’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that Xcel Energy’s disclosure controls and procedures were effective.

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

Additional Information

See Note 6 to the consolidated financial statements for further discussion of legal claims and environmental proceedings. See Part I Item 2 and Note 5 to the consolidated financial statements for a discussion of proceedings involving utility rates and other regulatory matters.

Item 1A — RISK FACTORS

Xcel Energy Inc.’s risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2016, which is incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the Form 10-K.

Item 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases of equity securities that are registered by Xcel Energy Inc. pursuant to Section 12 of the Exchange Act for the quarter ended March 31, 2017:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
Jan. 1, 2017 — Jan 31, 2017	—	$—	—	—
Feb. 1, 2017 — Feb. 28, 2017 (a)	70,803	41.51	—	—
March 1, 2017 — March 31, 2017 (b)	17,281	43.71	—	—
Total	88,084		—	—

(a)	Xcel Energy Inc. or one of its agents periodically purchases common shares in order to satisfy obligations under the Stock Equivalent Plan for Non-Employee Directors.

(b)	Xcel Energy Inc. withholds stock to satisfy tax withholding obligations on vesting of awards of restricted stock under the Xcel Energy Executive Annual Incentive Award Plan.

Item 6 — EXHIBITS

* Indicates incorporation by reference
+ Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

3.01*	Amended and Restated Articles of Incorporation of Xcel Energy Inc., as filed on May 17, 2012 (Exhibit 3.01 to Form 8-K dated May 16, 2012 (file no. 001-03034)).
3.02*	Xcel Energy Inc. Bylaws, as amended on Feb. 17, 2016 (Exhibit 3.01 to Form 8-K dated Feb. 17, 2016 (file no. 001-03034)).
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	Statement pursuant to Private Securities Litigation Reform Act of 1995.
101
The following materials from Xcel Energy Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) the Consolidated Statements of Common Stockholders’ Equity, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XCEL ENERGY INC.

April 28, 2017	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ ROBERT C. FRENZEL
Robert C. Frenzel
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)