Form 10-Q
period 2017-06-30
XCEL ENERGY INC
filed 2017-07-28
CIK 72903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Class	Outstanding at July 24, 2017
Common Stock, $2.50 par value	507,762,881 shares

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

PART I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

XCEL ENERGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (amounts in thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Operating revenues
Electric	$2,338,017	$2,224,142	$4,637,077	$4,409,261
Natural gas	289,839	258,899	915,542	824,588
Other	17,072	16,808	38,731	38,273
Total operating revenues	2,644,928	2,499,849	5,591,350	5,272,122

Operating expenses
Electric fuel and purchased power	919,099	855,968	1,844,320	1,717,820
Cost of natural gas sold and transported	114,320	90,071	479,454	402,188
Cost of sales — other	8,178	8,332	16,765	16,577
Operating and maintenance expenses	578,133	596,978	1,164,563	1,174,388
Conservation and demand side management expenses	64,860	55,916	132,393	113,352
Depreciation and amortization	365,720	322,534	730,924	642,554
Taxes (other than income taxes)	134,926	138,469	277,020	283,792
Total operating expenses	2,185,236	2,068,268	4,645,439	4,350,671

Operating income	459,692	431,581	945,911	921,451

Other income, net	2,608	1,560	9,054	5,810
Equity earnings of unconsolidated subsidiaries	7,541	9,617	15,416	22,799
Allowance for funds used during construction — equity	16,386	14,730	30,699	27,843

Interest charges and financing costs
Interest charges — includes other financing costs of $5,876, $6,630, $11,734 and $12,966, respectively	164,195	162,980	330,129	319,423
Allowance for funds used during construction — debt	(7,613)	(6,684)	(14,635)	(12,674)
Total interest charges and financing costs	156,582	156,296	315,494	306,749

Income before income taxes	329,645	301,192	685,586	671,154
Income taxes	102,389	104,397	219,053	233,047
Net income	$227,256	$196,795	$466,533	$438,107

Weighted average common shares outstanding:
Basic	508,542	508,930	508,411	508,789
Diluted	509,135	509,490	508,955	509,311

Earnings per average common share:
Basic	$0.45	$0.39	$0.92	$0.86
Diluted	0.45	0.39	0.92	0.86

Cash dividends declared per common share	$0.36	$0.34	$0.72	$0.68

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (amounts in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Net income	$227,256	$196,795	$466,533	$438,107

Other comprehensive income

Pension and retiree medical benefits:
Amortization of losses included in net periodic benefit cost, net of tax of $608, $550, $1,223 and $407, respectively	956	865	1,904	1,076

Derivative instruments:
Net fair value increase, net of tax of $17, $7, $17 and $5, respectively	26	12	26	8
Reclassification of losses to net income, net of tax of $511, $594, $1,045 and $1,198, respectively	803	936	1,628	1,874
	829	948	1,654	1,882
Marketable securities:
Net fair value increase, net of tax of $0, $0, $0 and $0, respectively	1	—	1	—

Other comprehensive income	1,786	1,813	3,559	2,958
Comprehensive income	$229,042	$198,608	$470,092	$441,065

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (amounts in thousands)

	Six Months Ended June 30
	2017	2016
Operating activities
Net income	$466,533	$438,107
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	738,280	650,336
Conservation and demand side management program amortization	1,509	2,323
Nuclear fuel amortization	57,003	58,267
Deferred income taxes	309,239	252,889
Amortization of investment tax credits	(2,557)	(2,613)
Allowance for equity funds used during construction	(30,699)	(27,843)
Equity earnings of unconsolidated subsidiaries	(15,416)	(22,799)
Dividends from unconsolidated subsidiaries	23,507	22,910
Share-based compensation expense	31,892	24,454
Net realized and unrealized hedging and derivative transactions	217	3,903
Other, net	(2,441)	(388)
Changes in operating assets and liabilities:
Accounts receivable	16,906	35,042
Accrued unbilled revenues	121,333	65,159
Inventories	65,433	81,880
Other current assets	(84,024)	69,493
Accounts payable	(52,349)	27,805
Net regulatory assets and liabilities	1,498	34,264
Other current liabilities	(190,184)	(151,589)
Pension and other employee benefit obligations	(140,479)	(108,562)
Change in other noncurrent assets	(6,676)	(6,363)
Change in other noncurrent liabilities	(16,706)	(21,649)
Net cash provided by operating activities	1,291,819	1,425,026

Investing activities
Utility capital/construction expenditures	(1,473,793)	(1,413,129)
Proceeds from insurance recoveries	—	1,595
Allowance for equity funds used during construction	30,699	27,843
Purchases of investment securities	(368,266)	(319,880)
Proceeds from the sale of investment securities	350,448	262,321
Investments in WYCO Development LLC and other	(7,683)	(2,170)
Other, net	(5,483)	100
Net cash used in investing activities	(1,474,078)	(1,443,320)

Financing activities
Proceeds from (repayments of) short-term borrowings, net	392,000	(399,000)
Proceeds from issuance of long-term debt	394,046	1,337,430
Repayments of long-term debt	(250,397)	(579,976)
Repurchases of common stock	(2,943)	(789)
Dividends paid	(355,250)	(335,113)
Other	(18,291)	(12,487)
Net cash provided by financing activities	159,165	10,065

Net change in cash and cash equivalents	(23,094)	(8,229)
Cash and cash equivalents at beginning of period	84,476	84,940
Cash and cash equivalents at end of period	$61,382	$76,711

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(301,350)	$(293,954)
Cash (paid) received for income taxes, net	(3,853)	61,345

Supplemental disclosure of non-cash investing and financing transactions:
Property, plant and equipment additions in accounts payable	$233,250	$252,370
Issuance of common stock for equity awards	18,505	13,497

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED) (amounts in thousands, except share and per share data)

	June 30, 2017	Dec. 31, 2016
Assets
Current assets
Cash and cash equivalents	$61,382	$84,476
Accounts receivable, net	759,378	776,289
Accrued unbilled revenues	608,499	729,832
Inventories	542,044	604,226
Regulatory assets	375,020	363,655
Derivative instruments	78,487	38,224
Prepaid taxes	196,247	106,697
Prepayments and other	135,493	138,682
Total current assets	2,756,550	2,842,081

Property, plant and equipment, net	33,543,843	32,841,750

Other assets
Nuclear decommissioning fund and other investments	2,231,588	2,091,858
Regulatory assets	3,023,128	3,080,867
Derivative instruments	50,410	50,189
Other	255,470	248,532
Total other assets	5,560,596	5,471,446
Total assets	$41,860,989	$41,155,277

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$505,345	$255,529
Short-term debt	784,000	392,000
Accounts payable	973,642	1,044,959
Regulatory liabilities	261,171	220,894
Taxes accrued	339,966	457,392
Accrued interest	175,849	172,901
Dividends payable	182,795	172,456
Derivative instruments	28,019	26,959
Other	439,917	503,953
Total current liabilities	3,690,704	3,247,043

Deferred credits and other liabilities
Deferred income taxes	7,130,715	6,784,319
Deferred investment tax credits	60,659	63,216
Regulatory liabilities	1,386,675	1,383,212
Asset retirement obligations	2,849,532	2,782,229
Derivative instruments	136,255	148,146
Customer advances	190,640	195,214
Pension and employee benefit obligations	975,606	1,112,366
Other	225,215	223,965
Total deferred credits and other liabilities	12,955,297	12,692,667

Commitments and contingencies
Capitalization
Long-term debt	14,091,833	14,194,718
Common stock — 1,000,000,000 shares authorized of $2.50 par value; 507,762,881 and 507,222,795 shares outstanding at June 30, 2017 and Dec. 31, 2016, respectively	1,269,407	1,268,057
Additional paid in capital	5,881,475	5,881,494
Retained earnings	4,079,068	3,981,652
Accumulated other comprehensive loss	(106,795)	(110,354)
Total common stockholders’ equity	11,123,155	11,020,849
Total liabilities and equity	$41,860,989	$41,155,277

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY (UNAUDITED) (amounts in thousands)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholders’ Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended June 30, 2017 and 2016
Balance at March 31, 2016	507,953	$1,269,882	$5,889,939	$3,620,421	$(108,608)	$10,671,634
Net income				196,795		196,795
Other comprehensive income					1,813	1,813
Dividends declared on common stock				(173,563)		(173,563)
Issuances of common stock	—	—	(187)			(187)
Share-based compensation			6,642			6,642
Balance at June 30, 2016	507,953	$1,269,882	$5,896,394	$3,643,653	$(106,795)	$10,703,134

Balance at March 31, 2017	507,763	$1,269,407	$5,872,933	$4,036,352	$(108,581)	$11,070,111
Net income				227,256		227,256
Other comprehensive income					1,786	1,786
Dividends declared on common stock				(183,738)		(183,738)
Share-based compensation			8,542	(802)		7,740
Balance at June 30, 2017	507,763	$1,269,407	$5,881,475	$4,079,068	$(106,795)	$11,123,155

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY (UNAUDITED) (Continued) (amounts in thousands)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholders’ Equity
	Shares	Par Value	Additional Paid In Capital
Six Months Ended June 30, 2017 and 2016
Balance at Dec. 31, 2015	507,536	$1,268,839	$5,889,106	$3,552,728	$(109,753)	$10,600,920
Net income				438,107		438,107
Other comprehensive income					2,958	2,958
Dividends declared on common stock				(347,182)		(347,182)
Issuances of common stock	417	1,043	(3,942)			(2,899)
Repurchases of common stock			(789)			(789)
Share-based compensation			12,019			12,019
Balance at June 30, 2016	507,953	$1,269,882	$5,896,394	$3,643,653	$(106,795)	$10,703,134

Balance at Dec. 31, 2016	507,223	$1,268,057	$5,881,494	$3,981,652	$(110,354)	$11,020,849
Net income				466,533		466,533
Other comprehensive income					3,559	3,559
Dividends declared on common stock				(367,553)		(367,553)
Issuances of common stock	611	1,527	3,510			5,037
Repurchases of common stock	(71)	(177)	(2,943)			(3,120)
Share-based compensation			(586)	(1,564)		(2,150)
Balance at June 30, 2017	507,763	$1,269,407	$5,881,475	$4,079,068	$(106,795)	$11,123,155

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of Xcel Energy Inc. and its subsidiaries as of June 30, 2017 and Dec. 31, 2016; the results of its operations, including the components of net income and comprehensive income, and changes in stockholders’ equity for the three and six months ended June 30, 2017 and 2016; and its cash flows for the six months ended June 30, 2017 and 2016. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after June 30, 2017 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2016 balance sheet information has been derived from the audited 2016 consolidated financial statements included in the Xcel Energy Inc. Annual Report on Form 10-K for the year ended Dec. 31, 2016. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the Xcel Energy Inc. Annual Report on Form 10-K for the year ended Dec. 31, 2016, filed with the SEC on Feb. 24, 2017. Due to the seasonality of Xcel Energy’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

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

Classification and Measurement of Financial Instruments — In January 2016, the FASB issued Recognition and Measurement of Financial Assets and Financial Liabilities, Subtopic 825-10 (ASU No. 2016-01), which eliminates the available-for-sale classification for marketable equity securities and also replaces the cost method of accounting for non-marketable equity securities with a model for recognizing impairments and observable price changes. Under the new standard, other than when the consolidation or equity method of accounting is utilized, changes in the fair value of equity securities are to be recognized in earnings. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2017. Xcel Energy expects that as a result of application of accounting principles for rate regulated entities, changes in the fair value of the securities in the nuclear decommissioning fund, currently classified as available-for-sale, will continue to be deferred to a regulatory asset, and that the overall impacts of the Jan. 1, 2018 adoption will not be material.

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

Presentation of Net Periodic Benefit Cost — In March 2017, the FASB issued Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, Topic 715 (ASU No. 2017-07), which establishes that only the service cost element of pension cost may be presented as a component of operating income in the income statement. Also under the guidance, only the service cost component of pension cost is eligible for capitalization. Xcel Energy has not yet fully determined the impacts of adoption of the standard, but expects that as a result of application of accounting principles for rate regulated entities, a similar amount of pension cost, including non-service components, will be recognized consistent with the current ratemaking treatment and that the impacts of adoption will be limited to changes in classification of non-service costs in the consolidated statement of income. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2017.

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

3.	Selected Balance Sheet Data

(Thousands of Dollars)	June 30, 2017	Dec. 31, 2016
Accounts receivable, net
Accounts receivable	$808,705	$827,112
Less allowance for bad debts	(49,327)	(50,823)
	$759,378	$776,289

(Thousands of Dollars)	June 30, 2017	Dec. 31, 2016
Inventories
Materials and supplies	$321,426	$312,430
Fuel	156,736	181,752
Natural gas	63,882	110,044
	$542,044	$604,226

(Thousands of Dollars)	June 30, 2017	Dec. 31, 2016
Property, plant and equipment, net
Electric plant	$38,810,158	$38,220,765
Natural gas plant	5,465,224	5,317,717
Common and other property	1,959,703	1,888,518
Plant to be retired (a)	17,820	31,839
Construction work in progress	1,571,362	1,373,380
Total property, plant and equipment	47,824,267	46,832,219
Less accumulated depreciation	(14,703,391)	(14,381,603)
Nuclear fuel	2,660,606	2,571,770
Less accumulated amortization	(2,237,639)	(2,180,636)
	$33,543,843	$32,841,750

(a)
In the second half of 2017, PSCo expects to both early retire Valmont Unit 5 and convert Cherokee Unit 4 from a coal-fueled generating facility to natural gas. PSCo also expects Craig Unit 1 to be early retired in approximately 2025. Amounts are presented net of accumulated depreciation.

4.	Income Taxes

Except to the extent noted below, Note 6 to the consolidated financial statements included in Xcel Energy Inc.’s Annual Report on Form 10-K for the year ended Dec. 31, 2016 appropriately represents, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Federal Loss Carryback Claims — In 2012-2015, Xcel Energy identified certain expenses related to 2009, 2010, 2011, 2013, 2014 and 2015 that qualify for an extended carryback beyond the typical two-year carryback period. As a result of a higher tax rate in prior years, Xcel Energy recognized a tax benefit of approximately $5 million in 2015, $17 million in 2014, $12 million in 2013 and $15 million in 2012.

Federal Audits — Xcel Energy files a consolidated federal income tax return. The statute of limitations applicable to Xcel Energy’s 2009 through 2013 federal income tax returns, following extensions, expires in December 2017.

In 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011, including the 2009 carryback claim. The IRS has proposed an adjustment to the federal tax loss carryback claims that would result in $14 million of income tax expense for the 2009 through 2011 claims, and the 2013 through 2015 claims. In 2016 the IRS audit team and Xcel Energy presented their cases to the Office of Appeals; however, the outcome and timing of a resolution is uncertain.

In the third quarter of 2015, the IRS commenced an examination of tax years 2012 and 2013. In the second quarter of 2017, the IRS proposed an adjustment to tax year 2012 that may impact Xcel Energy’s net operating loss (NOL) and effective tax rate (ETR). Xcel Energy is evaluating the IRS’ proposal and the outcome and timing of a resolution is uncertain.

State Audits — Xcel Energy files consolidated state tax returns based on income in its major operating jurisdictions of Colorado, Minnesota, Texas, and Wisconsin, and various other state income-based tax returns. As of June 30, 2017, Xcel Energy’s earliest open tax years that are subject to examination by state taxing authorities in its major operating jurisdictions were as follows:

State	Year
Colorado	2009
Minnesota	2009
Texas	2009
Wisconsin	2012

•	In 2016, Minnesota began an audit of years 2010 through 2014. As of June 30, 2017, Minnesota had not proposed any adjustments;

•	In 2016, Texas began an audit of years 2009 and 2010. As of June 30, 2017, Texas had not proposed any material adjustments;

•	In 2016, Wisconsin began an audit of years 2012 and 2013. As of June 30, 2017, Wisconsin had not proposed any material adjustments; and

•	As of June 30, 2017, there were no other state income tax audits in progress.

Unrecognized Benefits — The unrecognized tax benefit balance includes permanent tax positions, which if recognized would affect the annual ETR. In addition, the unrecognized tax benefit balance includes temporary tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the ETR but would accelerate the payment of cash to the taxing authority to an earlier period.

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	June 30, 2017	Dec. 31, 2016
Unrecognized tax benefit — Permanent tax positions	$30.8	$29.6
Unrecognized tax benefit — Temporary tax positions	106.6	104.1
Total unrecognized tax benefit	$137.4	$133.7

The unrecognized tax benefit amounts were reduced by the tax benefits associated with NOL and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	June 30, 2017	Dec. 31, 2016
NOL and tax credit carryforwards	$(47.4)	$(43.8)

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

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards. A reconciliation of the beginning and ending amount of the payable for interest related to unrecognized tax benefits are as follows:

(Millions of Dollars)	June 30, 2017	Dec. 31, 2016
Payable for interest related to unrecognized tax benefits at beginning of period	$(3.4)	$(0.1)
Interest expense related to unrecognized tax benefits recorded during the period	(1.7)	(3.3)
Payable for interest related to unrecognized tax benefits at end of period	$(5.1)	$(3.4)

No amounts were accrued for penalties related to unrecognized tax benefits as of June 30, 2017 or Dec. 31, 2016.

5.	Rate Matters

Except to the extent noted below, the circumstances set forth in Note 12 to the consolidated financial statements included in Xcel Energy Inc.’s Annual Report on Form 10-K for the year ended Dec. 31, 2016 and in Note 5 to Xcel Energy Inc.’s Quarterly Report on
Form 10-Q for the quarterly period ended March 31, 2017, appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

NSP-Minnesota

Pending and Recently Concluded Regulatory Proceedings — Minnesota Public Utilities Commission (MPUC)

Minnesota 2016 Multi-Year Electric Rate Case — In June 2017, the MPUC issued a written order. NSP-Minnesota estimates the total rate increase to be approximately $245 million over the four-year period covering 2016-2019.

Key terms:

•	Four-year period covering 2016-2019;

•	Annual sales true-up;

•	Return on equity (ROE) of 9.2 percent and an equity ratio of 52.5 percent;

•	Nuclear related costs will not be considered provisional;

•	Continued use of all existing riders, however no new riders may be utilized during the four-year term;

•	Deferral of incremental 2016 property tax expense above a fixed threshold to 2018 and 2019;

•	Four-year stay-out provision for rate cases;

•	Property tax true-up mechanism for 2017-2019; and

•	Capital expenditure true-up mechanism for 2016-2019.

(Millions of Dollars, incremental)	2016	2017	2018	2019	Total
Revenues	$74.99	$59.86	$—	$50.12	$184.97
NSP-Minnesota’s sales true-up	59.95	—	—	(0.20)	59.75
Total rate impact	$134.94	$59.86	$—	$49.92	$244.72

Annual Automatic Adjustment of Fuel Clause Charges — In 2016, the Minnesota Department of Commerce (DOC) recommended the MPUC should hold utilities responsible for incremental costs of replacement power incurred due to unplanned outages at nuclear facilities under certain circumstances. In May 2017, the MPUC voted to disallow approximately $4.4 million of replacement energy costs for the Prairie Island (PI) nuclear facility outages allocated to the Minnesota jurisdiction in 2015. This disallowance was recognized in the second quarter of 2017. The MPUC issued a written order in July 2017. In addition, the DOC is currently reviewing nuclear costs and operations under the initial rate case and resource plan orders as well as the recently finalized rate case.

NSP-Wisconsin

Pending Regulatory Proceeding — Public Service Commission of Wisconsin (PSCW)

Wisconsin 2018 Electric and Natural Gas Rate Case — In May 2017, NSP-Wisconsin filed a request with the PSCW to increase electric rates by $24.7 million, or 3.6 percent, and natural gas rates by $12.0 million, or 10.1 percent, effective January 2018. The rate filing is based on a 2018 forecast test year, a ROE of 10.0 percent, an equity ratio of 52.53 percent and a forecasted average net investment rate base of approximately $1.2 billion for the electric utility and $138.4 million for the natural gas utility.

Key dates in the procedural schedule are as follows:

•	Staff and intervenor testimony — Sept. 12, 2017;

•	Rebuttal testimony — Sept. 26, 2017;

•	Sur-rebuttal testimony — Oct. 3, 2017; and

•	Hearing — Oct. 5, 2017.

A PSCW decision is anticipated in the fourth quarter of 2017.

PSCo

Pending and Recently Concluded Regulatory Proceedings — Colorado Public Utilities Commission (CPUC)

Multi-Year Natural Gas Rate Case — In June 2017, PSCo filed a multi-year request with the CPUC seeking to increase retail natural gas rates to recover capital investments and increased operating costs since PSCo’s previous case in 2015. The request, detailed below, is based on forecast test years, a 10.0 percent ROE and an equity ratio of 55.25 percent.

Revenue Request (Millions of Dollars)	2018	2019	2020	Total
New revenue request	$63.2	$32.9	$42.9	$139.0
Pipeline System Integrity Adjustment (PSIA) revenue conversion to base rates (a)	—	93.9	—	93.9
Total	$63.2	$126.8	$42.9	$232.9

Expected Year-End Rate Base (Billions of dollars) (b)	$1.5	$2.3	$2.4	N/A

(a) The roll-in of PSIA rider revenue into base rates will not have an impact on customer bills or total revenue as these costs are already being recovered from customers through the rider. PSCo plans to request new PSIA rates for 2018 in November 2017. The recovery of new, incremental PSIA related investments in 2019 and 2020 are included in the base rate request.

(b) The additional rate base in 2019 predominantly reflects the roll-in of capital associated with the PSIA rider.

Final rates are expected to be effective in February 2018. In conjunction with the multi-year base rate step increases, PSCo is also proposing a stay-out provision and an earnings test through the end of 2020.

Annual Electric Earnings Test — PSCo must share with customers earnings that exceed the authorized ROE of 9.83 percent for 2015 through 2017, as part of an annual earnings test. In July 2017, the CPUC approved PSCo’s 2016 earnings test, which does not result in any earnings sharing. The current estimate of the 2017 earnings test, based on annual forecasted information, did not result in the recognition of a liability as of June 30, 2017.

SPS

Pending and Recently Concluded Regulatory Proceedings — Public Utility Commission of Texas (PUCT)

Appeal of the Texas 2015 Electric Rate Case Decision — In 2014, SPS had requested an overall retail electric revenue rate increase of $42.1 million. In 2015, the PUCT approved an overall rate decrease of approximately $4.0 million, net of rate case expenses. In April 2016, SPS filed an appeal, with the Texas State District Court, of the PUCT’s order that had denied SPS’ request for rehearing on certain items in SPS’ Texas 2015 electric rate case related to capital structure, incentive compensation and wholesale load reductions. In March 2017, the Travis County District Court denied SPS’ appeal.  In April 2017, SPS appealed the District Court’s decision to the Court of Appeals.

Texas 2016 Transmission Cost Recovery Factor (TCRF) Application — In February 2017, SPS filed with the PUCT to recover additional annual revenue of approximately $16.1 million through its TCRF, or 1.8 percent. The filing was based upon capital transmission additions made during 2016. In June 2017, the PUCT approved TCRF rider recovery of approximately $14.4 million effective immediately.

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

On April 10, 2017, the hearing examiner determined that SPS’ rate filing was deficient and recommended the NMPRC extend the procedural schedule by approximately one month and restart the suspension period once it is determined that the deficiencies are resolved. On April 19, 2017, the NMPRC dismissed SPS’ rate case. On May 15, 2017, SPS filed a notice of appeal to the New Mexico Supreme Court. A decision from the New Mexico Supreme Court is not expected until the second or third quarter of 2018.

Pending Regulatory Proceeding — Federal Energy Regulatory Commission (FERC)

Midcontinent Independent System Operator, Inc. (MISO) ROE Complaints — In November 2013, a group of customers filed a complaint at the FERC against MISO transmission owners (TOs), including NSP-Minnesota and NSP-Wisconsin. The complaint argued for a reduction in the ROE in transmission formula rates in the MISO region from 12.38 percent to 9.15 percent, and the removal of ROE adders (including those for Regional Transmission Organization (RTO) membership), effective Nov. 12, 2013.

In December 2015, an administrative law judge (ALJ) recommended the FERC approve a base ROE of 10.32 percent for the MISO TOs. The ALJ found the existing 12.38 percent ROE to be unjust and unreasonable. The recommended 10.32 percent ROE applied a FERC ROE policy adopted in a June 2014 order (Opinion 531). The FERC approved the ALJ recommended 10.32 percent base ROE in an order issued in September 2016. This ROE would be applicable for the 15 month refund period from Nov. 12, 2013 to Feb. 11, 2015, and prospectively from the date of the FERC order. The total prospective ROE would be 10.82 percent, including a 50 basis point adder for RTO membership. Various parties requested rehearing of the September 2016 order. The requests are pending FERC action.

In February 2015, a second complaint seeking to reduce the MISO ROE from 12.38 percent to 8.67 percent prior to any adder was filed with the FERC, resulting in a second period of potential refund from Feb. 12, 2015 to May 11, 2016. In June 2016, the ALJ recommended a ROE of 9.7 percent, applying the methodology adopted by the FERC in Opinion 531. A final FERC decision on the second ROE complaint was expected later in 2017, but in April 2017, the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit) by opinion, vacated and remanded Opinion 531. It is unclear how the D.C. Circuit’s opinion to vacate and remand Opinion 531 will affect the September 2016 FERC order or the timing and outcome of the second ROE complaint. The MISO TOs are evaluating the impact of the D.C. Circuit ruling on the November 2013 and February 2015 ROE complaints.

As of June 30, 2017, NSP-Minnesota has processed the refunds for the Nov. 12, 2013 to Feb. 11, 2015 complaint period based on the 10.32 percent ROE provided in the September 2016 FERC order. NSP-Minnesota has also recognized a current refund liability consistent with the best estimate of the final ROE for the Feb. 12, 2015 to May 11, 2016 complaint period.

6.	Commitments and Contingencies

Except to the extent noted below and in Note 5 above, the circumstances set forth in Notes 12, 13 and 14 to the consolidated financial statements included in Xcel Energy Inc.’s Annual Report on Form 10-K for the year ended Dec. 31, 2016, and in Notes 5 and 6 to the consolidated financial statements included in Xcel Energy Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 appropriately represent, in all material respects, the current status of commitments and contingent liabilities and are incorporated herein by reference. The following include commitments, contingencies and unresolved contingencies that are material to Xcel Energy’s financial position.

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

The Xcel Energy utility subsidiaries had approximately 3,537 megawatts (MW) of capacity under long-term PPAs as of June 30, 2017 and Dec. 31, 2016, with entities that have been determined to be variable interest entities. Xcel Energy has concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. These agreements have expiration dates through 2041.

Guarantees and Bond Indemnifications

Xcel Energy Inc. and its subsidiaries provide guarantees and bond indemnities under specified agreements or transactions. The guarantees and bond indemnities issued by Xcel Energy Inc. guarantee payment or performance by its subsidiaries. As a result, Xcel Energy Inc.’s exposure under the guarantees and bond indemnities is based upon the net liability of the relevant subsidiary under the specified agreements or transactions. Most of the guarantees and bond indemnities issued by Xcel Energy Inc. and its subsidiaries have a stated maximum guarantee or indemnity amount. As of June 30, 2017 and Dec. 31, 2016, Xcel Energy Inc. and its subsidiaries had no assets held as collateral related to their guarantees, bond indemnities and indemnification agreements.

The following table presents guarantees and bond indemnities issued and outstanding for Xcel Energy:

(Millions of Dollars)	June 30, 2017	Dec. 31, 2016
Guarantees issued and outstanding	$18.3	$18.8
Current exposure under these guarantees	—	0.1
Bonds with indemnity protection	49.4	43.0

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

Environmental Contingencies

Ashland Manufactured Gas Plant (MGP) Site — NSP-Wisconsin was named a potentially responsible party (PRP) for contamination at a site in Ashland, Wis. The Ashland/Northern States Power Lakefront Superfund Site (the Site) includes NSP-Wisconsin property, previously operated as a MGP facility (the Upper Bluff), and two other properties: an adjacent city lakeshore park area (Kreher Park); and an area of Lake Superior’s Chequamegon Bay adjoining the park.

In 2012, NSP-Wisconsin agreed to remediate the Phase I Project Area (which includes the Upper Bluff and Kreher Park areas of the Site), under a settlement agreement with the United States Environmental Protection Agency (EPA).
NSP-Wisconsin performed a wet dredge pilot study in 2016 and demonstrated that a wet dredge remedy can meet the performance standards for remediation of the Phase II Project Area (the Sediments). As a result, the EPA authorized NSP-Wisconsin to extend the wet dredge pilot to additional areas of the Site. In January 2017, NSP-Wisconsin agreed to remediate the Sediments, under a settlement agreement with the EPA. The settlement was approved by the U.S. District Court for the Western District of Wisconsin. NSP-Wisconsin has initiated field activities to perform a full scale wet dredge remedy of the Sediments in 2017, with performance of restoration activities in 2018.

The current cost estimate for the entire site is approximately $160.0 million, of which approximately $113.2 million has been spent. At June 30, 2017 and Dec. 31, 2016, NSP-Wisconsin had recorded a total liability of $46.8 million and $64.3 million, respectively, for the entire site.

NSP-Wisconsin has deferred the unrecovered portion of the estimated Site remediation costs as a regulatory asset. The PSCW has authorized NSP-Wisconsin rate recovery for all remediation costs incurred at the Site. In 2012, the PSCW agreed to allow NSP-Wisconsin to pre-collect certain costs, to amortize costs over a ten-year period and to apply a three percent carrying cost to the unamortized regulatory asset. In May 2017, NSP-Wisconsin filed a natural gas rate case which included recovery of additional expenses associated with remediating the Site. If approved, the annual recovery of MGP clean-up costs would increase from $12.4 million in 2017 to $18.1 million in 2018.

Fargo, N.D. MGP Site — In May 2015, underground pipes, tars and impacted soils were discovered in a right-of-way in Fargo, N.D. that appeared to be associated with a former MGP operated by NSP-Minnesota or prior companies. NSP-Minnesota removed impacted soils and other materials from the right-of-way and commenced an investigation of the historic MGP and adjacent properties (the Fargo MGP Site). NSP-Minnesota has recommended that targeted source removal of impacted soils and historic MGP infrastructure should be performed. The North Dakota Department of Health approved NSP-Minnesota’s proposed cleanup plan in January 2017. The timing and final scope of remediation is dependent on whether reasonable access is provided to NSP-Minnesota to perform and implement the approved cleanup plan. NSP-Minnesota has also initiated insurance recovery litigation in North Dakota. The U.S. District Court for the District of North Dakota agreed to the parties’ request for a stay of the litigation until September 2017.

As of June 30, 2017 and Dec. 31, 2016, NSP-Minnesota had recorded a liability of $16.4 million and $11.3 million, respectively, for the Fargo MGP Site. The current cost estimate for the remediation of the site is approximately $23.0 million, of which approximately $6.6 million has been spent. In December 2015, the North Dakota Public Service Commission (NDPSC) approved NSP-Minnesota’s request to defer costs associated with the Fargo MGP Site, resulting in deferral of all investigation and response costs with the exception of approximately 12 percent allocable to the Minnesota jurisdiction. Uncertainties related to the liability recognized include obtaining access to perform the approved remediation (including the prospective purchase of the historic MGP property), final designs that will be developed to implement the approved cleanup plan and the potential for contributions from entities that may be identified as PRPs.

Other MGP and Landfill Sites — Xcel Energy is currently involved in investigating and/or remediating several other MGP and landfill sites. Xcel Energy has identified ten sites across its service territories in addition to the sites in Ashland, Wis. and Fargo, N.D., where former MGP or landfill disposal activities have or may have resulted in site contamination and are under current investigation and/or remediation. At some or all of these sites, there are other parties that may have responsibility for some portion of any remediation. Xcel Energy anticipates that the majority of the investigation or remediation at these sites will continue through at least 2018. Xcel Energy had accrued $2.9 million and $2.0 million for these sites at June 30, 2017 and Dec. 31, 2016, respectively. There may be insurance recovery and/or recovery from other PRPs to offset any costs incurred. Xcel Energy anticipates that any significant amounts incurred will be recovered from customers.

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

In February 2017, President Trump issued an executive order requiring the EPA and the Corps to review and revise the final rule. On June 27, 2017, the agencies issued a proposed rule that rescinds the 2015 final rule and reinstates the prior 1986 definition of “Water of the U.S.”

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

In March 2017, President Trump signed an executive order requiring the EPA Administrator to review the CPP rule and if appropriate, publish proposed rules suspending, revising or rescinding it. Accordingly, the EPA has requested that the D.C. Circuit Court hold the litigation in abeyance until the EPA completes its work under the executive order. The D.C. Circuit granted the EPA’s request to hold the litigation in abeyance until June 27, 2017, and is considering briefs by the parties on whether the court should remand the challenges to the EPA rather than holding them in abeyance, to determine whether and how the court continues or ends the stay that currently applies to the CPP. On June 9, 2017, the EPA submitted a proposed rule to the Office of Management and Budget entitled “Review of the Clean Power Plan.”

Regional Haze Rules — The regional haze program is designed to address widespread haze that results from emissions from a multitude of sources. The Best Available Retrofit Technology (BART) requirements of the EPA’s regional haze rules require the installation and operation of emission controls for industrial facilities emitting air pollutants that reduce visibility in national parks and wilderness areas. Under BART, regional haze plans identify facilities that will have to reduce Sulfur Dioxide (SO2), Nitrogen Oxide (NOx) and particulate matter emissions and set emission limits for those facilities. BART requirements can also be met through participation in interstate emission trading programs such as the Clean Air Interstate Rule (CAIR) and its successor, Cross-State Air Pollution Rule (CSAPR). The regional haze plans developed by Minnesota and Colorado have been fully approved and are being implemented in those states. States are required to revise their plans every ten years. The next plans for Minnesota and Colorado will be due in 2021. Texas’ first regional haze plan is still undergoing federal review as described below. President Trump’s Administration has not yet taken any public position regarding its views of the proposed and final regional haze regulations affecting SPS facilities in Texas.

Actions affecting Harrington Units: Texas developed a State Implementation Plan (SIP) that finds the CAIR equal to BART for electric generating units. As a result, no additional controls beyond CAIR compliance would be required. In 2014, the EPA proposed to approve the BART portion of the SIP, with substitution of CSAPR compliance for Texas’ reliance on CAIR. In January 2016, the EPA adopted a final rule that defers its approval of CSAPR compliance as BART until the EPA considers further adjustments to CSAPR emission budgets under the D.C. Circuit Court’s remand of the Texas SO2 emission budgets. In June 2016, the EPA issued a memorandum which allows Texas to voluntarily adopt the CSAPR emission budgets limiting annual SO2 and NOx emissions and rely on those emission budgets to satisfy Texas’ BART obligations under the regional haze rules. The Texas Commission on Environmental Quality has not utilized this option. The EPA then published a proposed rule in January 2017 that could have the effect of requiring installation of dry scrubbers to reduce SO2 emissions from Harrington Units 1 and 2. Investment costs associated with dry scrubbers for Harrington Units 1 and 2 could be approximately $400 million. The EPA’s deadline to issue a final rule for Texas is September 2017.

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

Revisions to the National Ambient Air Quality Standard (NAAQS) for Ozone — In 2015, the EPA revised the NAAQS for ozone by lowering the eight-hour standard from 75 parts per billion (ppb) to 70 ppb. In areas where Xcel Energy operates, current monitored air quality concentrations comply with the new standard in the Twin Cities Metropolitan Area in Minnesota and meet the 70 ppb level in the Texas panhandle. In documents issued with the new standard, the EPA projects that both areas will meet the new standard. The Denver Metropolitan Area is currently not meeting the prior ozone standard and will therefore not meet the new, more stringent standard, however PSCo’s scheduled retirement of coal fired plants in Denver that began in 2011 and will be completed in August 2017, should help in any plan to mitigate non-attainment. In June 2017, the EPA announced that it is delaying designations of nonattainment areas under the 2015 ozone NAAQS to October 2018 to allow it to complete its review of the 2015 ozone NAAQS.

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

Employment, Tort and Commercial Litigation

Gas Trading Litigation — e prime, inc. (e prime) is a wholly owned subsidiary of Xcel Energy. e prime was in the business of natural gas trading and marketing but has not engaged in natural gas trading or marketing activities since 2003.  Thirteen lawsuits were commenced against e prime and Xcel Energy (and NSP-Wisconsin, in two instances) between 2003 and 2009 alleging fraud and anticompetitive activities in conspiring to restrain the trade of natural gas and manipulate natural gas prices.

The cases were consolidated in U.S. District Court in Nevada. Five of the cases have since been settled and seven remain active, which includes one multi-district litigation (MDL) matter consisting of a Colorado class (Breckenridge), a Wisconsin class (NSP-Wisconsin), a Kansas class, and two other cases identified as “Sinclair Oil” and “Farmland.” In November 2016, the MDL judge dismissed e prime and Xcel Energy from the Farmland lawsuit, and Farmland has appealed the dismissal. Motions for summary judgment were filed by defendants, including e prime, in all of the remaining lawsuits. In March 2017, the U.S. District Court issued an order dismissing the claims against e prime in the Sinclair Oil lawsuit and denied plaintiffs motions for class certification in the other lawsuits. The U.S. District Court did not grant e prime’s summary judgment motions in the Wisconsin or Colorado cases. There are currently additional motions brought by e prime for reconsideration and summary judgment pending in the U.S. District Court. Xcel Energy, NSP-Wisconsin and e prime have concluded that a loss is remote.

Line Extension Disputes — In December 2015, Development Recovery Company (DRC) filed a lawsuit in Denver State Court, stating PSCo failed to award proper allowances and refunds for line extensions to new developments pursuant to the terms of electric and gas service agreements entered into by PSCo and various developers. The dispute involves claims by over fifty developers. In May 2016, the district court granted PSCo’s motion to dismiss the lawsuit, concluding that jurisdiction over this dispute resides with the CPUC. In June 2016, DRC appealed the district court’s dismissal of the lawsuit, and the Colorado Court of Appeals affirmed the lower court decision in favor of PSCo. In July 2017, DRC filed a petition to appeal the decision with the Colorado Supreme Court. It is uncertain whether the Colorado Supreme Court will grant the petition. DRC also brought a proceeding before the CPUC as assignee on behalf of two developers, Ryland Homes and Richmond Homes of Colorado. In March 2016, the ALJ issued an order rejecting DRC’s claims for additional allowances and refunds. In June 2016, the ALJ’s determination was approved by the CPUC. DRC did not file a request for reconsideration before the CPUC contesting the decision, but filed an appeal in Denver District Court in August 2016. DRC has requested a hearing for oral arguments, which has yet to be granted or set by the Denver District Court.

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

Commercial Paper — Xcel Energy Inc. and its utility subsidiaries meet their short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under their credit facilities. Commercial paper outstanding for Xcel Energy was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2017	Year Ended Dec. 31, 2016
Borrowing limit	$2,750	$2,750
Amount outstanding at period end	784	392
Average amount outstanding	778	485
Maximum amount outstanding	1,247	1,183
Weighted average interest rate, computed on a daily basis	1.28%	0.74%
Weighted average interest rate at period end	1.49	0.95

Letters of Credit — Xcel Energy Inc. and its subsidiaries use letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At June 30, 2017 and Dec. 31, 2016, there were $14 million and $19 million, respectively, of letters of credit outstanding under the credit facilities. The contract amounts of these letters of credit approximate their fair value and are subject to fees.

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

At June 30, 2017, Xcel Energy Inc. and its utility subsidiaries had the following committed credit facilities available:

(Millions of Dollars)	Credit Facility (a)	Drawn (b)	Available
Xcel Energy Inc.	$1,000	$549	$451
PSCo	700	3	697
NSP-Minnesota	500	91	409
SPS	400	109	291
NSP-Wisconsin	150	46	104
Total	$2,750	$798	$1,952

(a)	These credit facilities expire in June 2021.

(b)	Includes outstanding commercial paper and letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the respective credit facilities. Xcel Energy Inc. and its subsidiaries had no direct advances on the credit facilities outstanding at June 30, 2017 and Dec. 31, 2016.

Long-Term Borrowings

PSCo issued $400 million of 3.80 percent first mortgage bonds due June 15, 2047.

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

Commodity derivatives — The methods used to measure the fair value of commodity derivative forwards and options utilize forward prices and volatilities, as well as pricing adjustments for specific delivery locations, and are generally assigned a Level 2 classification. When contractual settlements extend to periods beyond those readily observable on active exchanges or quoted by brokers, the significance of the use of less observable forecasts of long-term forward prices and volatilities on a valuation is evaluated, and may result in Level 3 classification.

Electric commodity derivatives held by NSP-Minnesota and SPS include transmission congestion instruments, generally referred to as financial transmission rights (FTRs). FTRs purchased from a RTO are financial instruments that entitle or obligate the holder to monthly revenues or charges based on transmission congestion across a given transmission path. The value of an FTR is derived from, and designed to offset, the cost of transmission congestion. In addition to overall transmission load, congestion is also influenced by the operating schedules of power plants and the consumption of electricity pertinent to a given transmission path. Unplanned plant outages, scheduled plant maintenance, changes in the relative costs of fuels used in generation, weather and overall changes in demand for electricity can each impact the operating schedules of the power plants on the transmission grid and the value of an FTR. The valuation process for FTRs utilizes complex iterative modeling to predict the impacts of forecasted changes in these drivers of transmission system congestion on the historical pricing of FTR purchases.

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

Non-Derivative Instruments Fair Value Measurements

Nuclear Decommissioning Fund

The Nuclear Regulatory Commission (NRC) requires NSP-Minnesota to maintain a portfolio of investments to fund the costs of decommissioning its nuclear generating plants. Together with all accumulated earnings or losses, the assets of the nuclear decommissioning fund are legally restricted for the decommissioning the Monticello and PI nuclear generating plants. The fund contains cash equivalents, debt securities, equity securities and other investments – all classified as available-for-sale. NSP-Minnesota plans to reinvest matured securities until decommissioning begins. NSP-Minnesota uses the MPUC approved asset allocation for the escrow and investment targets by asset class for both the escrow and qualified trust.

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

Unrealized gains for the nuclear decommissioning fund were $462.3 million and $378.6 million at June 30, 2017 and Dec. 31, 2016, respectively, and unrealized losses and amounts recorded as other-than-temporary impairments were $34.2 million and $46.9 million at June 30, 2017 and Dec. 31, 2016, respectively.

The following tables present the cost and fair value of Xcel Energy’s non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund at June 30, 2017 and Dec. 31, 2016:

	June 30, 2017
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Investments Measured at NAV (b)	Total
Nuclear decommissioning fund (a)
Cash equivalents	$10,990	$10,990	$—	$—	$—	$10,990
Commingled funds:
Non U.S. equities	280,608	191,881	—	—	106,085	297,966
Emerging market debt funds	96,008	—	—	—	103,736	103,736
Commodity funds	106,571	—	—	—	82,897	82,897
Private equity investments	138,889	—	—	—	195,491	195,491
Real estate	131,270	—	—	—	195,515	195,515
Other commingled funds	131,243	—	—	—	141,918	141,918
Debt securities:
Government securities	38,319	—	37,844	—	—	37,844
U.S. corporate bonds	141,510	—	142,330	—	—	142,330
Non U.S. corporate bonds	24,386	—	24,859	—	—	24,859
Equity securities:
U.S. equities	287,425	526,581	—	—	—	526,581
Non U.S. equities	171,695	226,868	—	—	—	226,868
Total	$1,558,914	$956,320	$205,033	$—	$825,642	$1,986,995

(a)
Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $133.2 million of equity investments in unconsolidated subsidiaries and $111.4 million of rabbi trust assets and miscellaneous investments.

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
For the three and six months ended June 30, 2017 and 2016 there were no Level 3 nuclear decommissioning fund investments and no transfers of amounts between levels.

The following table summarizes the final contractual maturity dates of the debt securities in the nuclear decommissioning fund, by asset class, at June 30, 2017:

	Final Contractual Maturity
(Thousands of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Government securities	$—	$2,770	$6,497	$28,577	$37,844
U.S. corporate bonds	2,824	44,843	78,518	16,145	142,330
Non U.S. corporate bonds	—	10,964	10,851	3,044	24,859
Debt securities	$2,824	$58,577	$95,866	$47,766	$205,033

Rabbi Trusts

In June 2016, Xcel Energy established rabbi trusts to provide partial funding for future distributions of its supplemental executive retirement plan and deferred compensation plan. The following tables present the cost and fair value of the assets held in rabbi trusts at June 30, 2017 and Dec. 31, 2016:

	June 30, 2017
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trusts (a)
Cash equivalents	$11,214	$11,214	$—	$—	$11,214
Mutual funds	46,171	47,380	—	—	47,380
Total	$57,385	$58,594	$—	$—	$58,594

	Dec. 31, 2016
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trusts (a)
Cash equivalents	$47,831	$47,831	$—	$—	$47,831
Mutual funds	1,663	1,901	—	—	1,901
Total	$49,494	$49,732	$—	$—	$49,732

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet.

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

At June 30, 2017, accumulated other comprehensive losses related to interest rate derivatives included $3.0 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for unsettled hedges, as applicable.

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

At June 30, 2017, Xcel Energy had various vehicle fuel contracts designated as cash flow hedges extending through December 2018. Xcel Energy enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers, but may not be designated as qualifying hedging transactions. Changes in the fair value of non-trading commodity derivative instruments are recorded in other comprehensive income or deferred as a regulatory asset or liability. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms. Xcel Energy recorded immaterial amounts to income related to the ineffectiveness of cash flow hedges for the three and six months ended June 30, 2017 and 2016.

At June 30, 2017, net gains related to commodity derivative cash flow hedges recorded as a component of accumulated other comprehensive losses included immaterial amounts expected to be reclassified into earnings during the next 12 months as the hedged transactions occur.

Additionally, Xcel Energy enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.

The following table details the gross notional amounts of commodity forwards, options and FTRs at June 30, 2017 and Dec. 31, 2016:

(Amounts in Thousands) (a)(b)	June 30, 2017	Dec. 31, 2016
Megawatt hours of electricity	101,225	46,773
Million British thermal units of natural gas	66,974	121,978
Gallons of vehicle fuel	360	—

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

The following tables detail the impact of derivative activity during the three and six months ended June 30, 2017 and 2016, on accumulated other comprehensive loss, regulatory assets and liabilities, and income:

	Three Months Ended June 30, 2017
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$1,319	(a)	$—		$—
Vehicle fuel and other commodity	43	—	(5)	(b)	—		—
Total	$43	$—	$1,314		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$5,785	(c)
Electric commodity	—	(1,299)	—		(2,315)	(d)	—
Natural gas commodity	—	(1,685)	—		—		—
Total	$—	$(2,984)	$—		$(2,315)		$5,785

	Six Months Ended June 30, 2017
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$2,678	(a)	$—		$—
Vehicle fuel and other commodity	43	—	(5)	(b)	—		—
Total	$43	$—	$2,673		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$6,786	(c)
Electric commodity	—	(505)	—		(6,313)	(d)	—
Natural gas commodity	—	(7,846)	—		1,075	(e)	(4,070)	(e)
Total	$—	$(8,351)	$—		$(5,238)		$2,716

	Three Months Ended June 30, 2016
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax Losses Reclassified into Income During the Period from:				Pre-Tax Gains Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$1,483	(a)	$—		$—
Vehicle fuel and other commodity	19	—	47	(b)	—		—
Total	$19	$—	$1,530		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$481	(c)
Electric commodity	—	(705)	—		16,642	(d)	—
Natural gas commodity	—	6,063	—		—		25	(e)
Total	$—	$5,358	$—		$16,642		$506

	Six Months Ended June 30, 2016
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$2,968	(a)	$—		$—
Vehicle fuel and other commodity	13	—	104	(b)	—		—
Total	$13	$—	$3,072		$—		$—
Other derivative instruments

Commodity trading	$—	$—	$—		$—		$1,490	(c)
Electric commodity	—	(970)	—		27,533	(d)	—
Natural gas commodity	—	3,361	—		11,666	(e)	(4,999)	(e)
Total	$—	$2,391	$—		$39,199		$(3,509)

(a)	Amounts are recorded to interest charges.

(b)	Amounts are recorded to operating and maintenance (O&M) expenses.

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

(e)
Certain derivatives are utilized to mitigate natural gas price risk for electric generation and are recorded to electric fuel and purchased power, subject to cost-recovery mechanisms and reclassified to a regulatory asset, as appropriate. Amounts for the three and six months ended June 30, 2017 included no settlement gains or losses and $0.9 million of settlement gains, respectively. Amounts for the three and six months ended June 30, 2016 included an immaterial amount of settlement losses. The remaining derivative settlement gains and losses for the three and six months ended June 30, 2017 and 2016 relate to natural gas operations and are recorded to cost of natural gas sold and transported. These gains and losses are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset or liability, as appropriate.

Xcel Energy had no derivative instruments designated as fair value hedges during the three and six months ended June 30, 2017 and 2016. Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

Consideration of Credit Risk and Concentrations — Xcel Energy continuously monitors the creditworthiness of the counterparties to its interest rate derivatives and commodity derivative contracts prior to settlement, and assesses each counterparty’s ability to perform on the transactions set forth in the contracts. Given this assessment, as well as an assessment of the impact of Xcel Energy’s own credit risk when determining the fair value of derivative liabilities, the impact of credit risk was immaterial to the fair value of unsettled commodity derivatives presented in the consolidated balance sheets.

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

Xcel Energy’s utility subsidiaries’ most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to their wholesale, trading and non-trading commodity activities. At June 30, 2017, two of Xcel Energy’s 10 most significant counterparties for these activities, comprising $28.1 million or 12 percent of this credit exposure, had investment grade credit ratings from Standard & Poor’s, Moody’s or Fitch Ratings. Eight of the 10 most significant counterparties, comprising $75.7 million or 32 percent of this credit exposure, were not rated by these external agencies, but based on Xcel Energy’s internal analysis, had credit quality consistent with investment grade. All ten of these significant counterparties are municipal or cooperative electric entities or other utilities.

Credit Related Contingent Features — Contract provisions for derivative instruments that the utility subsidiaries enter, including those accounted for as normal purchase-normal sale contracts and therefore not reflected on the balance sheet, may require the posting of collateral or settlement of the contracts for various reasons, including if the applicable utility subsidiary is unable to maintain its credit ratings. At June 30, 2017 and Dec. 31, 2016, there were no derivative instruments in a liability position with underlying contract provisions that required the posting of collateral or settlement of applicable outstanding contracts if the credit ratings of Xcel Energy Inc.’s utility subsidiaries were downgraded below investment grade.

Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that a given utility subsidiary’s ability to fulfill its contractual obligations is reasonably expected to be impaired. Xcel Energy had no collateral posted related to adequate assurance clauses in derivative contracts as of June 30, 2017 and Dec. 31, 2016.

Recurring Fair Value Measurements — The following table presents for each of the fair value hierarchy levels, Xcel Energy’s derivative assets and liabilities measured at fair value on a recurring basis at June 30, 2017:

	June 30, 2017
	Fair Value			Fair Value Total	Counterparty Netting (b)	Total
(Thousands of Dollars)	Level 1	Level 2	Level 3
Current derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$25	$—	$25	$(25)	$—
Other derivative instruments:
Commodity trading	2,974	13,383	2	16,359	(8,958)	7,401
Electric commodity	—	—	68,069	68,069	(4,048)	64,021
Natural gas commodity	—	1,439	—	1,439	—	1,439
Total current derivative assets	$2,974	$14,847	$68,071	$85,892	$(13,031)	72,861
PPAs (a)						5,626
Current derivative instruments						$78,487
Noncurrent derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$14	$—	$14	$—	$14
Other derivative instruments:
Commodity trading	250	30,686	5,215	36,151	(7,307)	28,844
Total noncurrent derivative assets	$250	$30,700	$5,215	$36,165	$(7,307)	28,858
PPAs (a)						21,552
Noncurrent derivative instruments						$50,410

	June 30, 2017
	Fair Value			Fair Value Total	Counterparty Netting (b)	Total
(Thousands of Dollars)	Level 1	Level 2	Level 3
Current derivative liabilities
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$—	$—	$—	$(25)	$(25)
Other derivative instruments:
Commodity trading	3,050	11,443	1	14,494	(9,280)	5,214
Electric commodity	—	—	4,048	4,048	(4,048)	—
Total current derivative liabilities	$3,050	$11,443	$4,049	$18,542	$(13,353)	5,189
PPAs (a)						22,830
Current derivative instruments						$28,019
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$98	$22,861	$—	$22,959	$(10,522)	$12,437
Total noncurrent derivative liabilities	$98	$22,861	$—	$22,959	$(10,522)	12,437
PPAs (a)						123,818
Noncurrent derivative instruments						$136,255

(a)
During 2006, Xcel Energy qualified these contracts under the normal purchase exception. Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

(b)
Xcel Energy nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at June 30, 2017. At June 30, 2017, derivative assets and liabilities include no obligations to return cash collateral and the rights to reclaim cash collateral of $3.5 million. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

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

The following table presents the changes in Level 3 commodity derivatives for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30
(Thousands of Dollars)	2017	2016
Balance at April 1	$5,836	$6,854
Purchases	76,281	29,826
Settlements	(22,272)	(14,111)
Net transactions recorded during the period:
Gains (losses) recognized in earnings (a)	6,016	(18)
Net gains recognized as regulatory assets and liabilities	3,376	1,966
Balance at June 30	$69,237	$24,517

	Six Months Ended June 30
(Thousands of Dollars)	2017	2016
Balance at Jan. 1	$17,253	$18,028
Purchases	80,073	31,670
Settlements	(42,074)	(26,161)
Net transactions recorded during the period:
Gains (losses) recognized in earnings (a)	5,221	(43)
Net gains recognized as regulatory assets and liabilities	8,764	1,023
Balance at June 30	$69,237	$24,517

(a)	These amounts relate to commodity derivatives held at the end of the period.

Xcel Energy recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three and six months ended June 30, 2017 and 2016.

Fair Value of Long-Term Debt

As of June 30, 2017 and Dec. 31, 2016, other financial instruments for which the carrying amount did not equal fair value were as follows:

	June 30, 2017		Dec. 31, 2016
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$14,597,178	$15,879,594	$14,450,247	$15,513,209

The fair value of Xcel Energy’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. The fair value estimates are based on information available to management as of June 30, 2017 and Dec. 31, 2016, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.

9.	Other Income, Net

Other income, net consisted of the following:

	Three Months Ended June 30		Six Months Ended June 30
(Thousands of Dollars)	2017	2016	2017	2016
Interest income	$2,107	$984	$5,907	$5,054
Other nonoperating income	1,523	1,496	5,168	2,176
Insurance policy expense	(1,022)	(920)	(2,021)	(1,420)
Other income, net	$2,608	$1,560	$9,054	$5,810

10.	Segment Information

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

Xcel Energy had equity investments in unconsolidated subsidiaries of $133.2 million and $132.8 million as of June 30, 2017 and Dec. 31, 2016, respectively, included in the regulated natural gas utility segment.

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

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended June 30, 2017
Operating revenues from external customers	$2,338,017	$289,839	$17,072	$—	$2,644,928
Intersegment revenues	433	285	—	(718)	—
Total revenues	$2,338,450	$290,124	$17,072	$(718)	$2,644,928
Net income (loss)	$227,562	$13,166	$(13,472)	$—	$227,256

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended June 30, 2016
Operating revenues from external customers	$2,224,142	$258,899	$16,808	$—	$2,499,849
Intersegment revenues	421	241	—	(662)	—
Total revenues	$2,224,563	$259,140	$16,808	$(662)	$2,499,849
Net income (loss)	$205,440	$11,933	$(20,578)	$—	$196,795

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Six Months Ended June 30, 2017
Operating revenues from external customers	$4,637,077	$915,542	$38,731	$—	$5,591,350
Intersegment revenues	730	549	—	(1,279)	—
Total revenues	$4,637,807	$916,091	$38,731	$(1,279)	$5,591,350
Net income (loss)	$421,715	$76,093	$(31,275)	$—	$466,533

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Six Months Ended June 30, 2016
Operating revenues from external customers	$4,409,261	$824,588	$38,273	$—	$5,272,122
Intersegment revenues	756	528	—	(1,284)	—
Total revenues	$4,410,017	$825,116	$38,273	$(1,284)	$5,272,122
Net income (loss)	$383,677	$90,271	$(35,841)	$—	$438,107

11.	Earnings Per Share

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

Common stock equivalents causing dilutive impact to EPS include commitments to issue common stock related to time based equity compensation awards.

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

Share-based compensation arrangements for which there is currently no dilutive impact to EPS include the following:

•	Equity awards subject to a performance condition; included in common shares outstanding when all necessary conditions for settlement have been satisfied by the end of the reporting period.

•	Liability awards subject to a performance condition; any portions settled in shares are included in common shares outstanding upon settlement.

The dilutive impact of common stock equivalents affecting EPS was as follows:

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
(Amounts in thousands, except per share data)	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Net income	$227,256	—	—	$196,795	—	—
Basic EPS:
Earnings available to common shareholders	227,256	508,542	$0.45	196,795	508,930	$0.39
Effect of dilutive securities:
Time based equity awards	—	593	—	—	560	—
Diluted EPS:
Earnings available to common shareholders	$227,256	509,135	$0.45	$196,795	509,490	$0.39

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
(Amounts in thousands, except per share data)	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Net income	$466,533	—	—	$438,107	—	—
Basic EPS:
Earnings available to common shareholders	466,533	508,411	$0.92	438,107	508,789	$0.86
Effect of dilutive securities:
Time based equity awards	—	544	—	—	522	—
Diluted EPS:
Earnings available to common shareholders	$466,533	508,955	$0.92	$438,107	509,311	$0.86

12.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended June 30
	2017	2016	2017	2016
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$23,547	$22,945	$465	$431
Interest cost	36,702	40,028	5,984	6,526
Expected return on plan assets	(52,318)	(52,575)	(6,155)	(6,248)
Amortization of prior service credit	(442)	(477)	(2,672)	(2,671)
Amortization of net loss	26,671	24,385	1,672	1,009
Net periodic benefit cost (credit)	34,160	34,306	(706)	(953)
Costs not recognized due to the effects of regulation	(3,899)	(4,159)	—	—
Net benefit cost (credit) recognized for financial reporting	$30,261	$30,147	$(706)	$(953)

	Six Months Ended June 30
	2017	2016	2017	2016
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$47,094	$45,865	$930	$863
Interest cost	73,404	80,051	11,968	13,053
Expected return on plan assets	(104,635)	(105,150)	(12,311)	(12,497)
Amortization of prior service credit	(884)	(961)	(5,343)	(5,343)
Amortization of net loss	53,341	48,770	3,344	2,020
Net periodic benefit cost (credit)	68,320	68,575	(1,412)	(1,904)
Costs not recognized due to the effects of regulation	(7,914)	(8,611)	—	—
Net benefit cost (credit) recognized for financial reporting	$60,406	$59,964	$(1,412)	$(1,904)

In January 2017, contributions of $150.0 million were made across four of Xcel Energy’s pension plans. Xcel Energy does not expect additional pension contributions during 2017.

13.	Other Comprehensive Income

Changes in accumulated other comprehensive (loss) income, net of tax, for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30, 2017
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive (loss) income at April 1	$(50,326)	$110	$(58,365)	$(108,581)
Other comprehensive income before reclassifications	26	1	—	27
Losses reclassified from net accumulated other comprehensive loss	803	—	956	1,759
Net current period other comprehensive income	829	1	956	1,786
Accumulated other comprehensive (loss) income at June 30	$(49,497)	$111	$(57,409)	$(106,795)

	Three Months Ended June 30, 2016
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive (loss) income at April 1	$(53,928)	$110	$(54,790)	$(108,608)
Other comprehensive income before reclassifications	12	—	—	12
Losses reclassified from net accumulated other comprehensive loss	936	—	865	1,801
Net current period other comprehensive income	948	—	865	1,813
Accumulated other comprehensive (loss) income at June 30	$(52,980)	$110	$(53,925)	$(106,795)

	Six Months Ended June 30, 2017
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive (loss) income at Jan. 1	$(51,151)	$110	$(59,313)	$(110,354)
Other comprehensive income before reclassifications	26	1	—	27
Losses reclassified from net accumulated other comprehensive loss	1,628	—	1,904	3,532
Net current period other comprehensive income	1,654	1	1,904	3,559
Accumulated other comprehensive (loss) income at June 30	$(49,497)	$111	$(57,409)	$(106,795)

	Six Months Ended June 30, 2016
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive (loss) income at Jan. 1	$(54,862)	$110	$(55,001)	$(109,753)
Other comprehensive income (loss) before reclassifications	8	—	(653)	(645)
Losses reclassified from net accumulated other comprehensive loss	1,874	—	1,729	3,603
Net current period other comprehensive income	1,882	—	1,076	2,958
Accumulated other comprehensive (loss) income at June 30	$(52,980)	$110	$(53,925)	$(106,795)

Reclassifications from accumulated other comprehensive loss for the three and six months ended June 30, 2017 and 2016 were as follows:

(Thousands of Dollars)	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
Losses (gains) on cash flow hedges:
Interest rate derivatives	$1,319	(a)	$1,483	(a)
Vehicle fuel derivatives	(5)	(b)	47	(b)
Total, pre-tax	1,314		1,530
Tax benefit	(511)		(594)
Total, net of tax	803		936
Defined benefit pension and postretirement losses:
Amortization of net loss	1,621	(c)	1,478	(c)
Prior service credit	(57)	(c)	(64)	(c)
Total, pre-tax	1,564		1,414
Tax benefit	(608)		(549)
Total, net of tax	956		865
Total amounts reclassified, net of tax	$1,759		$1,801

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
Losses (gains) on cash flow hedges:
Interest rate derivatives	$2,678	(a)	$2,968	(a)
Vehicle fuel derivatives	(5)	(b)	104	(b)
Total, pre-tax	2,673		3,072
Tax benefit	(1,045)		(1,198)
Total, net of tax	1,628		1,874
Defined benefit pension and postretirement losses:
Amortization of net loss	3,244	(c)	2,956	(c)
Prior service credit	(117)	(c)	(128)	(c)
Total, pre-tax	3,127		2,828
Tax benefit	(1,223)		(1,099)
Total, net of tax	1,904		1,729
Total amounts reclassified, net of tax	$3,532		$3,603

(a)	Included in interest charges.

(b)	Included in O&M expenses.

(c)	Included in the computation of net periodic pension and postretirement benefit costs. See Note 12 for details regarding these benefit plans.

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

Results of Operations

The following table summarizes diluted EPS for Xcel Energy:

	Three Months Ended June 30		Six Months Ended June 30
Diluted Earnings (Loss) Per Share	2017	2016	2017	2016
PSCo	$0.20	$0.17	$0.42	$0.40
NSP-Minnesota	0.17	0.15	0.36	0.34
SPS	0.07	0.06	0.12	0.11
NSP-Wisconsin	0.03	0.02	0.07	0.06
Equity earnings of unconsolidated subsidiaries	0.01	0.01	0.02	0.03
Regulated utility (a)	0.48	0.42	0.99	0.93
Xcel Energy Inc. and other	(0.03)	(0.04)	(0.07)	(0.07)
GAAP diluted EPS (a)	$0.45	$0.39	$0.92	$0.86

(a)	Amounts may not add due to rounding.

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

Summary of Earnings

Xcel Energy — Xcel Energy’s earnings increased $0.06 per share for the second quarter of 2017 and year-to-date. Earnings for the second quarter of 2017 increased due to higher electric and natural gas margins to recover infrastructure investments, along with a lower effective tax rate and lower operating and maintenance (O&M) expenses, partially offset by higher depreciation.

PSCo — Earnings increased $0.03 per share for the second quarter of 2017 and $0.02 per share year-to-date. The year-to-date increase in earnings was driven by higher electric and natural gas margins and lower O&M expenses, partially offset by increased depreciation.

NSP-Minnesota — Earnings increased $0.02 per share for the second quarter of 2017 and year-to-date. The year-to-date increase in earnings was due to higher electric margins driven by the rate case in Minnesota, as well as increased natural gas margins, non-fuel riders and lower O&M expenses, partially offset by increased depreciation.

SPS — Earnings increased $0.01 per share for the second quarter of 2017 and year-to-date. The year-to-date increase in earnings was due to the positive impact of rate increases in Texas and New Mexico, which was partially offset by increased depreciation and timing of O&M expenses.

NSP-Wisconsin — Earnings increased $0.01 per share for the second quarter of 2017 and year-to-date. The year-to-date increase in earnings was driven by higher electric margins primarily due to rate increases, which were partially offset by additional depreciation.

Changes in Diluted EPS

The following table summarizes significant components contributing to the changes in 2017 EPS compared with the same period in 2016:

Diluted Earnings (Loss) Per Share	Three Months Ended June 30	Six Months Ended June 30
2016 GAAP diluted EPS	$0.39	$0.86

Components of change — 2017 vs. 2016
Higher electric margins	0.06	0.12
Lower ETR (a)	0.02	0.04
Higher natural gas margins	0.01	0.02
Lower O&M expenses	0.02	0.01
Higher depreciation and amortization	(0.05)	(0.11)
Higher conservation and DSM expenses (offset by higher revenues)	(0.01)	(0.02)
Other, net	0.01	—
2017 GAAP diluted EPS	$0.45	$0.92

(a)
Lower ETR includes the impact of $4.8 million and $8.8 million of wind production tax credits (PTCs) for the three and six months ended June 30, 2017, respectively, which are largely flowed back to customers through electric margin.

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

The percentage increase (decrease) in normal and actual HDD, CDD and THI is provided in the following table:

	Three Months Ended June 30			Six Months Ended June 30
	2017 vs. Normal	2016 vs. Normal	2017 vs. 2016	2017 vs. Normal	2016 vs. Normal	2017 vs. 2016
HDD	(9.8)%	(3.7)%	(7.2)%	(8.5)%	(11.5)%	2.3%
CDD	5.4	1.7	3.7	7.4	1.7	5.5
THI	(3.9)	15.8	(16.1)	(6.9)	15.4	(21.4)

Weather — The following table summarizes the estimated impact of temperature variations on EPS compared with sales under normal weather conditions:

	Three Months Ended June 30			Six Months Ended June 30
	2017 vs. Normal	2016 vs. Normal	2017 vs. 2016	2017 vs. Normal	2016 vs. Normal	2017 vs. 2016
Retail electric	$0.005	$0.013	$(0.008)	$(0.021)	$(0.004)	$(0.017)
Firm natural gas	(0.002)	—	(0.002)	(0.020)	(0.013)	(0.007)
Total (excluding decoupling)	$0.003	$0.013	$(0.010)	$(0.041)	$(0.017)	$(0.024)
Decoupling - Minnesota	—	(0.007)	0.007	0.009	(0.001)	0.010
Total (adjusted for recovery from decoupling)	$0.003	$0.006	$(0.003)	$(0.032)	$(0.018)	$(0.014)

Sales Growth (Decline) — The following tables summarize Xcel Energy and its subsidiaries’ sales growth (decline) for actual and weather-normalized sales in 2017 compared to the same period in 2016:

	Three Months Ended June 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Actual
Electric residential (a)	(1.5)%	(1.4)%	6.4%	0.7%	(0.3)%
Electric commercial and industrial	2.6	(0.9)	2.5	3.4	1.3
Total retail electric sales	1.4	(1.1)	3.1	2.7	0.9
Firm natural gas sales	(8.5)	3.6	N/A	4.2	(4.7)

	Three Months Ended June 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Weather-normalized
Electric residential (a)	(0.3)%	0.8%	0.8%	2.3%	0.5%
Electric commercial and industrial	3.0	(0.4)	2.3	3.7	1.5
Total retail electric sales	2.0	(0.1)	1.9	3.4	1.3
Firm natural gas sales	(3.9)	4.6	N/A	3.3	(1.2)

	Six Months Ended June 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Actual
Electric residential (a)	(1.6)%	(1.2)%	(2.3)%	(0.5)%	(1.5)%
Electric commercial and industrial	0.5	(1.0)	1.6	1.5	0.3
Total retail electric sales	(0.1)	(1.1)	0.8	0.8	(0.2)
Firm natural gas sales	(6.8)	4.0	N/A	3.7	(2.9)

	Six Months Ended June 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Weather-normalized
Electric residential (a)	(0.6)%	0.1%	(1.5)%	0.9%	(0.3)%
Electric commercial and industrial	0.7	(0.5)	1.4	1.6	0.5
Total retail electric sales	0.3	(0.4)	0.7	1.3	0.2
Firm natural gas sales	(1.0)	4.2	N/A	3.3	0.9

	Six Months Ended June 30 (Excluding Leap Day) (b)
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Weather-normalized - adjusted for leap day
Electric residential (a)	—%	0.7%	(0.9)%	1.5%	0.3%
Electric commercial and industrial	1.2	—	1.9	2.1	1.0
Total retail electric sales	0.9	0.2	1.2	1.9	0.8
Firm natural gas sales	(0.2)	5.1	N/A	4.2	1.7

(a)	Extreme weather variations and additional factors such as windchill and cloud cover may not be reflected in weather-normalized and actual growth estimates.

(b)
The estimated impact of the 2016 leap day is excluded to present a more comparable year-over-year presentation. The estimated impact of the additional day of sales in 2016 was approximately 50-60 basis points for retail electric and 80-90 basis points for firm natural gas for the six months ended.

Weather-normalized Electric Sales Growth (Decline) — Year-To-Date Excluding Leap Day

•
PSCo’s flat residential sales reflect an increased number of customers and lower use per customer. The commercial and industrial (C&I) growth was mainly due to an increase in C&I customers and higher use per customer for both small and large C&I customers. The growth was primarily led by large customers that support the mining, oil and gas industries.

•
NSP-Minnesota’s residential sales growth reflects customer additions, partially offset by lower use per customer. Flat C&I sales resulted from lower sales to small customers, offset by customer growth. Increased sales to large customers in manufacturing and energy industries offset smaller declines in services and air transportation.

•	SPS’ residential fell largely due to lower use per customer. C&I sales growth reflects higher use per customer driven by the oil and natural gas industry in the Permian Basin.

•
NSP-Wisconsin’s residential sales increase was primarily attributable to higher use per customer and customer additions. The C&I growth was largely due to higher use per customer and an increase in small customers in the sand mining industry.

Weather-normalized Natural Gas Sales Growth (Decline) - Year-To-Date Excluding Leap Day

•	Across most natural gas service territories, higher natural gas sales reflect an increase in the number of customers, partially offset by a decline in customer use.

Electric Revenues and Margin

Electric revenues and fuel and purchased power expenses are largely impacted by the fluctuation in the price of natural gas, coal and uranium used in the generation of electricity, but as a result of the design of fuel recovery mechanisms to recover current expenses, these price fluctuations have minimal impact on electric margin. The following table details the electric revenues and margin:

	Three Months Ended June 30		Six Months Ended June 30
(Millions of Dollars)	2017	2016	2017	2016
Electric revenues	$2,338	$2,224	$4,637	$4,409
Electric fuel and purchased power	(919)	(856)	(1,844)	(1,718)
Electric margin	$1,419	$1,368	$2,793	$2,691

The following tables summarize the components of the changes in electric revenues and electric margin:

Electric Revenues

(Millions of Dollars)	Three Months Ended June 30 2017 vs. 2016	Six Months Ended June 30 2017 vs. 2016
Retail rate increases (Texas, Minnesota, New Mexico and Wisconsin)	$34	$75
Fuel and purchased power cost recovery	41	56
Trading	14	42
Non-fuel riders	9	20
Higher conservation and DSM revenues (offset by higher expenses)	7	14
Wholesale transmission revenue	1	12
Retail sales growth, excluding weather impact	8	9
Decoupling (weather portion - Minnesota)	5	7
Estimated impact of weather	(6)	(13)
Other, net	1	6
Total increase in electric revenues	$114	$228

Electric Margin

(Millions of Dollars)	Three Months Ended June 30 2017 vs. 2016	Six Months Ended June 30 2017 vs. 2016
Retail rate increases (Texas, Minnesota, New Mexico and Wisconsin)	$34	$75
Non-fuel riders	9	20
Higher conservation and DSM revenues (offset by higher expenses)	7	14
Retail sales growth, excluding weather impact	8	9
Decoupling (weather portion - Minnesota)	5	7
Wholesale transmission revenue, net of costs	(6)	(13)
Estimated impact of weather	(6)	(13)
Other, net	—	3
Total increase in electric margin	$51	$102

Natural Gas Revenues and Margin

Total natural gas expense tends to vary with changing sales requirements and the cost of natural gas purchases. However, due to the design of purchased natural gas cost recovery mechanisms for sales to retail customers, fluctuations in the cost of natural gas has minimal impact on natural gas margin. The following table details natural gas revenues and margin:

	Three Months Ended June 30		Six Months Ended June 30
(Millions of Dollars)	2017	2016	2017	2016
Natural gas revenues	$290	$259	$916	$825
Cost of natural gas sold and transported	(114)	(90)	(479)	(402)
Natural gas margin	$176	$169	$437	$423

The following tables summarize the components of the changes in natural gas revenues and natural gas margin:

Natural Gas Revenues

(Millions of Dollars)	Three Months Ended June 30 2017 vs. 2016	Six Months Ended June 30 2017 vs. 2016
Purchased natural gas adjustment clause recovery	$23	$76
Infrastructure and integrity riders	5	12
Higher conservation and DSM revenues (offset by higher expenses)	1	4
Estimated impact of weather	(1)	(5)
Other, net	3	4
Total increase in natural gas revenues	$31	$91

Natural Gas Margin

(Millions of Dollars)	Three Months Ended June 30 2017 vs. 2016	Six Months Ended June 30 2017 vs. 2016
Infrastructure and integrity riders	$5	$12
Higher conservation and DSM revenues (offset by higher expenses)	1	4
Estimated impact of weather	(1)	(5)
Other, net	2	3
Total increase in natural gas margin	$7	$14

Non-Fuel Operating Expenses and Other Items

O&M Expenses — O&M expenses decreased $18.8 million, or 3.2 percent, for the second quarter of 2017 and decreased $9.8 million, or 0.8 percent, year-to-date. The year-to-date decrease is primarily due to the timing of planned maintenance and overhauls at a number of generation facilities, offset by increases in employee benefits expense and the impact of previously deferred 2016 expenses associated with the Texas 2016 electric rate case (approximately $8 million) recognized in 2017 in connection with the settlement, offset by revenue recovery.

Conservation and DSM Expenses — Conservation and demand side management (DSM) expenses increased $8.9 million, or 16.0 percent, for the second quarter of 2017 and increased $19.0 million, or 16.8 percent, year-to-date. Increases were due to higher recovery rates and additional customer participation in electric conservation programs, mostly in Minnesota. Conservation and DSM expenses are generally recovered in our major jurisdictions concurrently through riders and base rates. Timing of recovery may not correspond to the period in which costs were incurred.

Depreciation and Amortization — Depreciation and amortization increased $43.2 million, or 13.4 percent, for the second quarter of 2017 and increased $88.4 million, or 13.8 percent, year-to-date. The increase was primarily due to capital investments and prior year amortization of the excess depreciation reserve in Minnesota.

Allowance for Funds Used During Construction (AFUDC), Equity and Debt — AFUDC increased $2.6 million for the second quarter of 2017 and increased $4.8 million year-to-date. The increase was primarily due to higher average capital investments, particularly the Rush Creek wind project.

Interest Charges — Interest charges increased $1.2 million, or 0.7 percent, for the second quarter of 2017 and increased $10.7 million, or 3.4 percent, year-to-date. The increase was related to higher debt levels to fund capital investments, partially offset by refinancings at lower interest rates.

Income Taxes — Income tax expense decreased $2.0 million for the second quarter of 2017 compared with the same period in 2016. The decrease was primarily due an increase in wind PTCs in 2017, an increase in permanent plant-related adjustments (e.g., AFUDC-equity) in 2017 and a tax expense for a state tax credit valuation allowance in 2016, partially offset by higher pretax earnings in the second quarter of 2017. The ETR was 31.1 percent for the second quarter of 2017 compared with 34.7 percent for the same period in 2016. The lower ETR in 2017 was primarily due to the adjustments referenced above.

Income tax expense decreased $14.0 million for the first six months of 2017 compared with the same period in 2016. The decrease in income tax expense was primarily due to an increase in wind PTCs in 2017, an increase in permanent plant-related adjustments (e.g., AFUDC-equity) in 2017 and a tax expense for a state tax credit valuation allowance in 2016, partially offset by higher pretax earnings in the six months ended June 30, 2017. The ETR was 32.0 percent for the first six months of 2017, compared to 34.7 percent for the first six months of 2016. The lower ETR in 2017 was primarily due to the adjustments referenced above.

Public Utility Regulation

Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 1 of Xcel Energy Inc.’s Annual Report on Form 10-K for the year ended Dec. 31, 2016 and Public Utility Regulation included in Item 2 of Xcel Energy Inc.’s
Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, appropriately represent, in all material respects, the current status of public utility regulation and are incorporated herein by reference.

Xcel Energy Inc.

Wind Development — During the first quarter of 2017, Xcel Energy announced plans to significantly expand its wind capacity by adding 1,550 MW of new wind generation at NSP-Minnesota and 1,230 MW at SPS. Previously, Xcel Energy received regulatory approval to build a 600 MW wind farm at PSCo.

In July 2017, the MPUC approved NSP-Minnesota’s proposal to add 1,550 MW of new wind generation, including ownership of 1,150 MW of wind generation by NSP-Minnesota. The MPUC approved an aggregate capital cap for the 750 MW of self-build projects, allowing NSP-Minnesota to include in rate base any savings versus a capital cost estimate for the projects. NSP-Minnesota would not recover capital costs in excess of the cap.

The PUCT and NMPRC are expected to rule on SPS’ wind projects by the end of the first quarter of 2018.

Key dates in the PUCT procedural schedule are as follows:

•	Intervenor testimony — Oct. 2, 2017;

•	Staff testimony — Oct. 9, 2017;

•	Rebuttal testimony — Oct. 23, 2017; and

•	Hearing — Nov. 6 - Nov. 17, 2017.

Key dates in the NMPRC procedural schedule are as follows:

•	Staff and intervenor testimony — Oct. 24, 2017;

•	Rebuttal testimony — Nov. 9, 2017; and

•	Hearing — Nov. 28 - Dec. 1, 2017.

In total, Xcel Energy has proposed adding 3,380 MW of wind capacity by the end of 2020. Xcel Energy has filed to own and place in rate base 2,750 MW of these wind projects, while 630 MW would be through PPAs. These wind projects would qualify for 100 percent of the production tax credit and are intended to provide billions of dollars of savings to our customers and substantial environmental benefits. Projected savings/benefits assume fuel costs and generation mix consistent with those included in various commission approved resource plans and generation need filings.

The following table details these wind projects:

Project Name	Capacity (MW)	State	Estimated Year of Completion	Ownership/PPA	Regulatory Status
Rush Creek	600	CO	2018	PSCo	Approved by CPUC
Freeborn	200	MN/IA	2020	NSP-Minnesota	Approved by MPUC
Blazing Star 1	200	MN	2019	NSP-Minnesota	Approved by MPUC
Blazing Star 2	200	MN	2020	NSP-Minnesota	Approved by MPUC
Lake Benton	100	MN	2019	NSP-Minnesota	Approved by MPUC
Foxtail	150	ND	2019	NSP-Minnesota	Approved by MPUC
Crowned Ridge	300	SD	2019	NSP-Minnesota	Approved by MPUC
Hale	478	TX	2019	SPS	Pending PUCT & NMPRC Approval
Sagamore	522	NM	2020	SPS	Pending PUCT & NMPRC Approval
Total Ownership	2,750

Crowned Ridge	300	SD	2019	PPA	Approved by MPUC
Clean Energy 1	100	ND	2019	PPA	Approved by MPUC
Bonita	230	TX	2019	PPA	Pending PUCT & NMPRC Approval
Total PPA	630

Xcel Energy’s total capital investment for the proposed wind ownership projects is approximately $4.2 billion for 2017-2020.

NSP-Minnesota

PPA Terminations and Amendments — In June and July 2017, NSP-Minnesota filed requests with the MPUC and/or the NDPSC for several initiatives including changes to four PPAs to reduce future costs for customers. These actions include the following:

•
The termination of a PPA with Benson Power LLC (Benson) for its 55 MW biomass facility in Benson, Minn. The termination of the Benson PPA requires FERC approval and would result in payments of $95 million to terminate the PPA and acquire the facility, as well as additional expenditures of approximately $26 million to temporarily operate then close the facility.

•
The termination of a PPA with Laurentian Energy Authority I, LLC (Laurentian) for its 35 MW of biomass facilities in Hibbing and Virginia, Minn. The termination of the Laurentian PPA would result in $108.5 million of contract cancellation payments over six years.

•
The remaining two requested PPA changes involve a PPA extension for a 34 MW waste-to-energy facility at a price reflective of current market conditions and termination of another 12 MW waste-to-energy PPA.

NSP-Minnesota has requested recovery of all costs associated with these changes through the Fuel Clause Adjustment, including a return on NSP-Minnesota’s total investment in the Benson transaction over the remaining life of the current PPA through 2028. If approved, these actions together are intended to provide approximately $653 million in net cost savings to customers over the next 10 years.

Nuclear Power Operations

NSP-Minnesota owns two nuclear generating plants: the Monticello plant and the PI plant. See Note 14 of Xcel Energy Inc.’s Annual Report on Form 10-K for the year ended Dec. 31, 2016 for further discussion regarding the nuclear generating plants. The circumstances set forth in Nuclear Power Operations and Waste Disposal included in Item 1 of Xcel Energy Inc.’s Annual Report on Form 10-K for the year ended Dec. 31, 2016 and Nuclear Power Operations included in Item 2 of Xcel Energy Inc.’s Quarterly
Report on Form 10-Q for the quarterly period ended March 31, 2017, appropriately represent, in all material respects, the current status of nuclear power operations, and are incorporated herein by reference.

NSP-Wisconsin

NSP-Wisconsin / American Transmission Company, LLC (ATC) - La Crosse to Madison, Wis. Transmission Line — In 2013, NSP-Wisconsin and ATC jointly filed an application with the PSCW for a certificate of public convenience and necessity (CPCN) for a new 345 kilovolt transmission line that would extend from La Crosse, Wis. to Madison, Wis.  NSP-Wisconsin’s half of the line will be shared with three co-owners, Dairyland Power Cooperative, WPPI Energy and Southern Minnesota Municipal Power Agency-Wisconsin.

In 2015, the PSCW issued its order approving a CPCN and route for the project. Two groups have appealed the CPCN order to the La Crosse County Circuit Court (Circuit Court). In May 2017, the Circuit Court determined that the project was necessary, allowing construction to continue on a seven mile segment near La Crosse, Wis. The parties have appealed various aspects of the case to the Wisconsin Court of Appeals, which is currently pending. The CPCN remains in full effect unless one of the parties seeks and receives a stay from the court and posts a bond to cover damages the utilities may incur due to delay. The 180-mile project is expected to cost approximately $541 million. NSP-Wisconsin’s portion of the investment, which includes AFUDC, is estimated to be approximately $200 million. Construction on the line began in January 2016, with completion anticipated by late 2018.

2016 Electric Fuel Cost Recovery — NSP-Wisconsin’s electric fuel costs for the year ended Dec. 31, 2016 were lower than authorized in rates and outside the two percent annual tolerance band established in the Wisconsin fuel cost recovery rules, primarily due to lower sales volume and lower purchased power costs coupled with moderate weather. Under the fuel cost recovery rules, NSP-Wisconsin may retain the amount of over-recovery up to two percent of authorized annual fuel costs, or approximately $3.4 million. However, NSP-Wisconsin must defer the amount of over-recovery in excess of the two percent annual tolerance band for future refund to customers. In July 2017, the PSCW required NSP-Wisconsin to provide a refund of $9.5 million to customers, which is expected to start in September 2017.

2017 Electric Fuel Cost Recovery — NSP-Wisconsin’s electric fuel costs for the six months ended June 30, 2017 were lower than authorized in rates and outside the two percent annual tolerance band established in the Wisconsin fuel cost recovery rules, primarily due to lower sales volume and lower purchased power costs coupled with moderate weather and generation sales into the MISO market.  Under the fuel cost recovery rules, NSP-Wisconsin may retain the amount of over-recovery up to two percent of authorized annual fuel costs, or approximately $3.7 million.  However, NSP-Wisconsin must defer the amount of over-recovery in excess of the two percent annual tolerance band for future refund to customers.  Accordingly, NSP-Wisconsin recorded a deferral of approximately $3.0 million through June 30, 2017.  The amount of the deferral could increase or decrease based on actual fuel costs incurred for the remainder of the year.  In the first quarter of 2018, NSP-Wisconsin will file a reconciliation of 2017 fuel costs with the PSCW.  The amount of any potential refund is subject to review and approval by the PSCW, which is not expected until mid-2018.

PSCo

Rush Creek Wind Ownership Proposal — In 2016, the CPUC granted PSCo a CPCN to build, own and operate a 600 MW wind generation facility in Colorado at Rush Creek. The CPCN includes a hard cost-cap of $1.096 billion (including transmission costs) and a capital cost sharing mechanism between customers and PSCo of 82.5 percent to customers and 17.5 percent to PSCo for every $10 million the project comes in below the cost-cap.

All major contracts required to complete the project have been executed including the Vestas turbine supply and balance of plant agreements. Vestas PTC components for safe harboring the facility have been fabricated and are currently being stored at Vestas facilities in Colorado. Construction of roads, collection systems, and foundations began in April 2017.

In June 2017, PSCo filed its report required under Colorado rules that require PSCo to consider Best Value Employment Metrics (BVEM) as a factor in selecting contractors for generation projects. On July 5, 2017, several building trades filed comments arguing that PSCo’s Balance of Plant Contractor selection was inappropriate as it did not follow a more detailed and quantitative analysis. The trade unions argued that the BVEM deficiencies could be remedied through execution of a Project Labor Agreement on the project. PSCo filed its reply indicating that it satisfied the BVEM rule requirements on July 18, 2017, which was discussed by the CPUC on July 20, 2017. The CPUC took no action other than to request reconsideration of whether bidder’s BVEM information can be provided as public information. PSCo is evaluating this request.

2016 Electric Resource Plan (ERP) — In May 2016, PSCo filed its 2016 ERP which included its estimated need for additional generation resources and its proposal to acquire those resources through a competitive Request for Proposal (RFP) process. The CPUC issued its decision on Phase I in late April 2017, approving the Phase I modeling assumptions to be used in Phase II and directed PSCo to file an updated capacity need prior to issuing any RFPs. PSCo plans to update the range of resource need to be considered within the competitive RFP process and issue the RFP in August 2017. The CPUC is expected to rule on the RFP results in the second quarter of 2018.

Advanced Grid Intelligence and Security — In July 2017, the CPUC approved PSCo’s CPCN for implementation of its advanced grid initiative. The project incorporates installing advanced meters, implementing hardware and software applications to allow the distribution system to operate at a lower voltage (integrated volt-var optimization) and installing communications infrastructure. These major projects are expected to improve customer experience, enhance grid reliability and enable the implementation of new and innovative programs and rate structures.

In June 2017, the CPUC approved a settlement, which delayed the advanced meter deployment from 2017-2021 to 2019-2024. The total capital cost of the project is currently estimated to be approximately $537 million for 2017-2024. As a result of the settlement, approximately $120 million of capital investment was deferred to 2022-2024.

Decoupling Filing — In July 2016, PSCo filed a request with the CPUC to approve a partial decoupling mechanism, which would adjust annual revenues based on changes in weather normalized average use per customer for the residential and small commercial classes.

In July 2017, the CPUC issued a decision which approved the following key decisions regarding decoupling:

•	Effective Jan. 1, 2018 through December 2023 (subject to establishing new rates in the next electric rate case);

•	Applicable to the residential class and small commercial class;

•	Based on total class revenues (subject to establishing the base period in the next electric rate case);

•	Based on actual sales; and

•	Subject to a soft cap of 3 percent on any annual adjustment.

PSCo plans to seek reconsideration of the order.

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

In January 2015, the Boulder District Court affirmed a prior CPUC decision that Boulder cannot serve customers outside its city limits. The District Court also ruled the CPUC has jurisdiction over the transfer of any facilities to Boulder and how the systems are separated to preserve reliability, safety and effectiveness. In February 2015, the Boulder District Court also dismissed the condemnation action Boulder had filed. The CPUC must approve the separation plan before Boulder files its condemnation proceeding.
In July 2015, Boulder filed an application with the CPUC requesting approval of its proposed separation plan. PSCo filed a motion to dismiss Boulder’s application. The CPUC dismissed a portion of Boulder’s application, but allowed Boulder to supplement its application. Boulder filed its second supplemental application in September 2016. In March 2017, PSCo and other parties filed their testimony outlining their concerns about the Boulder separation plan and raised legal concerns about aspects of the plan.  In April 2017, despite extensive negotiations between PSCo and Boulder, the Boulder City Council voted to continue litigation for municipalization. Also, the CPUC ordered Boulder to file a third supplemental separation plan clearly laying out Boulder’s proposal. Boulder proposed a plan that would cost approximately $75 million. Boulder proposed sharing of certain distribution and substation facilities and requested that PSCo be required to construct Boulder’s new facilities and finance the construction. In June 2017, PSCo and other intervenors filed alternatives to Boulder’s separation plan and opposed the sharing; contracting and financing aspects of the plan. Evidentiary hearings began July 26, 2017.

Mountain West Transmission Group (MWTG) — PSCo initiated discussions with six other transmission owners from the Rocky Mountain region to evaluate the merits of creating and operating pursuant to a joint transmission tariff that may increase wholesale market efficiency and improve regional transmission planning. In 2016, the MWTG established a non-binding memorandum of understanding to guide their process and issued a request for information to four established RTOs. In January 2017, the MWTG initiated preliminary discussions with the SPP to begin evaluation of the costs and benefits of MWTG participation in the SPP RTO. The CPUC has held informational meetings on certain issues including financial implications and reliability. If PSCo were to move forward with RTO participation, CPUC and FERC approval would be required. If approved, operations within the RTO would not be expected to begin until 2019, at the earliest. PSCo will evaluate its options later in 2017 and beyond.

SPS

TUCO Substation to Yoakum County Substation to Hobbs Plant Substation 345 KV Transmission Line — In March 2016, the PUCT approved SPS’ Certificate of Convenience and Necessity (CCN) for the 33-mile Yoakum County to Texas/New Mexico State line portion of this 345 KV line project. A CCN for the 111-mile TUCO to Yoakum County substation segment was filed in June 2016. Assuming approval of this CCN, this segment is scheduled to be in service in 2020. A 36-mile CCN for the Texas/New Mexico state line to Hobbs Plant segment was filed in June 2017. The estimated project cost for all three segments is approximately $242 million.

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

The PUCT has indicated there will be a two-step process regarding LP&L’s possible transfer to ERCOT. The first step will be a proceeding to determine whether the proposed transfer is in the public interest and to consider certain protections for non-LP&L customers who would be affected by LP&L’s transfer. If the PUCT determines the transfer is in the public interest, the second step will be for LP&L to file a CCN application for transmission facilities to connect with ERCOT. The PUCT asked SPP and ERCOT to perform reliability and economic studies to better understand the implications of LP&L’s proposal. SPP and ERCOT filed the studies on June 30, 2017. LP&L is expected to file an application with the PUCT for a public interest determination in August 2017. SPS intends to participate in the PUCT’s processes to protect its customers’ interests.

No final decision regarding LP&L’s departure or its potential timing is expected until completion of the PUCT proceedings.

Summary of Recent Federal Regulatory Developments

FERC

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, hydro facility licensing, natural gas transportation, asset transactions and mergers, accounting practices and certain other activities of Xcel Energy Inc.’s utility subsidiaries and transmission-only subsidiaries, including enforcement of North American Electric Reliability Corporation mandatory electric reliability standards. State and local agencies have jurisdiction over many of Xcel Energy Inc.’s utility subsidiaries’ activities, including regulation of retail rates and environmental matters. See additional discussion in the summary of recent federal regulatory developments and public utility regulation sections of the Xcel Energy Inc. Annual Report on Form 10-K for the year ended Dec. 31, 2016 and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017. In addition to the matters discussed below, see Note 5 to the consolidated financial statements for a discussion of other regulatory matters.

Status of FERC Commissioners — The FERC is normally comprised of five commissioners appointed by the President and confirmed by the Senate. There is currently only one sitting commissioner.  Without three commissioners, the FERC does not have a quorum to act on contested matters. The lack of a quorum could affect the timing of FERC decisions on proposed rules or pending, newly submitted and future filings involving, among other things, contested electric rate matters and CPCNs for construction of interstate natural gas pipeline facilities to serve the utility subsidiaries.  Xcel Energy does not expect any disruption in operations or material delay in decisions on contested matters pending before the FERC. President Trump has submitted nominations to fill three of the vacant seats and has indicated his intent to submit one additional nomination. The three submitted nominations are pending confirmation by the full Senate.

FERC ROE Policy — In June 2014, the FERC adopted a two-step ROE methodology for electric utilities in an order issued in a complaint proceeding involving New England Transmission Owners (NETOs). The issue of how to apply the FERC ROE methodology has been contested in various complaint proceedings, including two ROE complaints involving the MISO TOs, which includes NSP-Minnesota and NSP-Wisconsin. In April 2017, the D.C. Circuit vacated and remanded the June 2014 ROE order. The D.C. Circuit found that the FERC had not properly determined that the ROE authorized for NETOs prior to June 2014 was unjust and unreasonable. The D.C. Circuit also found that the FERC failed to justify the new ROE methodology. The FERC has yet to act on the D.C. Circuit’s decision and cannot act without a quorum. See Note 5 to the consolidated financial statements for discussion of the D.C. Circuit’s decision and the impact on the MISO ROE Complaints.

Public Utility Regulatory Policies Act (PURPA) Enforcement Complaint against CPUC — In December 2016, Sustainable Power Group, LLC (sPower) petitioned the FERC to initiate an enforcement action in federal court against the CPUC under PURPA. The petition asserts that a December 2016 CPUC ruling, which indicated that a qualifying facility must be a successful bidder in a PSCo resource acquisition bidding process, violated PURPA and FERC rules. In January 2017, PSCo filed a motion to intervene and protest, arguing that the FERC should decline the petition. The CPUC filed a similar pleading. sPower has proposed to construct 800 MW of solar generation and 700 MW of wind generation in Colorado and seeks to require PSCo to contract for these resources under PURPA. If sPower were to prevail, PSCo’s ability to select generation resources through competitive bidding would be negatively affected. However, due to a lack of quorum at the FERC, the FERC did not act on that petition within the sixty days contemplated by PURPA. Subsequently sPower filed a complaint for declaratory and injunctive relief in the United States District Court for the District of Colorado (District Court) requesting that the court find the bidding requirement in the CPUC qualifying facility rules to be unlawful. PSCo has intervened in that proceeding and the CPUC has filed a motion to dismiss. In June 2017, the United States Magistrate Judge (Magistrate) issued a recommendation to the District Court that sPower’s complaint be dismissed because sPower failed to establish that it faced a substantial risk of harm. The Magistrate’s recommendation is pending before the District Court.

Solar Gardens Investment

In July 2017, a newly formed subsidiary of Xcel Energy signed an agreement with a solar developer to construct and operate approximately 19 MW of new community solar gardens in Minnesota serving existing NSP-Minnesota customers. The projects are expected to achieve commercial operations in 2017 and 2018.

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

At June 30, 2017, the fair values by source for net commodity trading contract assets were as follows:

	Futures / Forwards
(Thousands of Dollars)	Source of Fair Value	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity Greater Than 5 Years	Total Futures/ Forwards Fair Value
NSP-Minnesota	1	$1,928	$6,534	$1,550	$—	$10,012
PSCo	1	396	(11)	—	—	385
PSCo	2	1	—	—	—	1
		$2,325	$6,523	$1,550	$—	$10,398

	Options
(Thousands of Dollars)	Source of Fair Value	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity Greater Than 5 Years	Total Futures/ Forwards Fair Value
NSP-Minnesota	2	$(512)	$2,129	$3,042	$—	$4,659
1 — Prices actively quoted or based on actively quoted prices.
2 — Prices based on models and other valuation methods.

Changes in the fair value of commodity trading contracts before the impacts of margin-sharing mechanisms were as follows:

	Six Months Ended June 30
(Thousands of Dollars)	2017	2016
Fair value of commodity trading net contract assets outstanding at Jan. 1	$9,771	$11,040
Contracts realized or settled during the period	(5,998)	(1,406)
Commodity trading contract additions and changes during the period	11,284	460
Fair value of commodity trading net contract assets outstanding at June 30	$15,057	$10,094

At June 30, 2017, a 10 percent increase in market prices for commodity trading contracts would increase pretax income from continuing operations by approximately $0.3 million, whereas a 10 percent decrease would decrease pretax income from continuing operations by approximately $0.8 million. At June 30, 2016, a 10 percent increase in market prices for commodity trading contracts would increase pretax income from continuing operations by approximately $0.1 million, whereas a 10 percent decrease would decrease pretax income from continuing operations by approximately $0.1 million.

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

The VaRs for the NSP-Minnesota and PSCo commodity trading operations, calculated on a consolidated basis using a Monte Carlo simulation with a 95 percent confidence level and a one-day holding period, were as follows:

(Millions of Dollars)	Three Months Ended June 30	VaR Limit	Average	High	Low
2017	$0.26	$3.00	$0.38	$0.66	$0.04
2016	0.22	3.00	0.22	0.38	0.06

Nuclear Fuel Supply — NSP-Minnesota is scheduled to take delivery of approximately 13 percent of its 2017 and approximately 54 percent of its 2018 enriched nuclear material requirements from sources that could be impacted by events in Ukraine and sanctions against Russia. Alternate potential sources are expected to provide the flexibility to manage NSP-Minnesota’s nuclear fuel supply to ensure that plant availability and reliability will not be negatively impacted in the near-term. Long-term, through 2024, NSP-Minnesota is scheduled to take delivery of approximately 31 percent of its average enriched nuclear material requirements from sources that could be impacted by events in Ukraine and extended sanctions against Russia. NSP-Minnesota is closely following the progression of these events and will periodically assess if further actions are required to assure a secure supply of enriched nuclear material.

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

At June 30, 2017 and 2016, a 100-basis-point change in the benchmark rate on Xcel Energy’s variable rate debt would impact pretax interest expense annually by approximately $9.4 million and $5.9 million, respectively. See Note 8 to the consolidated financial statements for a discussion of Xcel Energy Inc. and its subsidiaries’ interest rate derivatives.

NSP-Minnesota also maintains a nuclear decommissioning fund, as required by the NRC. The nuclear decommissioning fund is subject to interest rate risk and equity price risk. At June 30, 2017, the fund was invested in a diversified portfolio of cash equivalents, debt securities, equity securities, and other investments. These investments may be used only for activities related to nuclear decommissioning. Given the purpose and legal restrictions on the use of nuclear decommissioning fund assets, realized and unrealized gains on fund investments over the life of the fund are deferred as an offset of NSP-Minnesota’s regulatory asset for nuclear decommissioning costs. Consequently, any realized and unrealized gains and losses on securities in the nuclear decommissioning fund, including any other-than-temporary impairments, are deferred as a component of the regulatory asset for nuclear decommissioning. Since the accounting for nuclear decommissioning recognizes that costs are recovered through rates, fluctuations in equity prices or interest rates affecting the nuclear decommissioning fund do not have a direct impact on earnings.

Credit Risk — Xcel Energy Inc. and its subsidiaries are also exposed to credit risk. Credit risk relates to the risk of loss resulting from counterparties’ nonperformance on their contractual obligations. Xcel Energy Inc. and its subsidiaries maintain credit policies intended to minimize overall credit risk and actively monitor these policies to reflect changes and scope of operations.

At June 30, 2017, a 10 percent increase in commodity prices would have resulted in an increase in credit exposure of $18.1 million, while a decrease in prices of 10 percent would have resulted in an increase in credit exposure of $2.1 million. At June 30, 2016, a 10 percent increase in commodity prices would have resulted in a decrease in credit exposure of $9.2 million, while a decrease in prices of 10 percent would have resulted in an increase in credit exposure of $16.4 million.

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

Commodity Derivatives — Xcel Energy continuously monitors the creditworthiness of the counterparties to its commodity derivative contracts and assesses each counterparty’s ability to perform on the transactions set forth in the contracts. Given this assessment and the typically short duration of these contracts, the impact of discounting commodity derivative assets for counterparty credit risk was not material to the fair value of commodity derivative assets at June 30, 2017. Adjustments to fair value for credit risk of commodity trading instruments are recorded in electric revenues. Credit risk adjustments for other commodity derivative instruments are deferred as other comprehensive income (OCI) or regulatory assets and liabilities. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms. Xcel Energy also assesses the impact of its own credit risk when determining the fair value of commodity derivative liabilities. The impact of discounting commodity derivative liabilities for credit risk was immaterial to the fair value of commodity derivative liabilities at June 30, 2017.

Commodity derivative assets and liabilities assigned to Level 3 typically consist of FTRs, as well as forwards and options that are long-term in nature. Level 3 commodity derivative assets and liabilities represent 3.5 percent and 9.8 percent of total assets and liabilities, respectively, measured at fair value at June 30, 2017.

Determining the fair value of FTRs requires numerous management forecasts that vary in observability, including various forward commodity prices, retail and wholesale demand, generation and resulting transmission system congestion. Given the limited observability of management’s forecasts for several of these inputs, these instruments have been assigned a Level 3. Level 3 commodity derivatives assets and liabilities included $68.1 million and $4.0 million of estimated fair values, respectively, for FTRs held at June 30, 2017.

Determining the fair value of certain commodity forwards and options can require management to make use of subjective price and volatility forecasts which extend to periods beyond those readily observable on active exchanges or quoted by brokers. When less observable forward price and volatility forecasts are significant to determining the value of commodity forwards and options, these instruments are assigned to Level 3. There were $5.2 million in Level 3 commodity derivative assets and no liabilities for options held at June 30, 2017. There were immaterial Level 3 forwards held at June 30, 2017.

Liquidity and Capital Resources

Cash Flows

	Six Months Ended June 30
(Millions of Dollars)	2017	2016
Cash provided by operating activities	$1,292	$1,425

Net cash provided by operating activities decreased $133 million for the six months ended June 30, 2017 compared with the six months ended June 30, 2016. The decrease was primarily due to lower tax refunds received and the timing of vendor payments, customer receipts, refunds, and recovery of certain electric and natural gas riders, partially offset by higher net income, excluding amounts related to non-cash operating activities (e.g., depreciation and deferred tax expenses).

	Six Months Ended June 30
(Millions of Dollars)	2017	2016
Cash used in investing activities	$(1,474)	$(1,443)

Net cash used in investing activities increased $31 million for the six months ended June 30, 2017 compared with the six months ended June 30, 2016. The increase was primarily attributable to higher capital expenditures related to the Rush Creek wind generation facility, partially offset by lower rabbi trust investments in 2017.

	Six Months Ended June 30
(Millions of Dollars)	2017	2016
Cash provided by financing activities	$159	$10

Net cash provided by financing activities increased $149 million for the six months ended June 30, 2017 compared with the six months ended June 30, 2017. The increase was primarily attributable to lower repayments of long-term debt, partially offset by lower debt proceeds (net) year over year and higher dividend payments.

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

Southwest Power Pool Inc. (SPP) FTR Margining Requirements — In SPP, the process for TOs involves the receipt of Auction Revenue Rights (ARRs) and, if elected by the TO, conversion of those ARRs to firm FTRs.  SPP requires that the TO post collateral for the conversion of ARRs to FTRs. At June 30, 2017, SPS had a $2.5 million letter of credit posted with SPP for the annual FTR auction, which was a reduction from the initial requirement of $15 million.

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

Short-Term Investments — Xcel Energy Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS maintain cash operating and short-term investment accounts. At June 30, 2017, approximately $1.8 million of cash was held in these accounts.

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

As of July 24, 2017, Xcel Energy Inc. and its utility subsidiaries had the following committed credit facilities available to meet liquidity needs:

(Millions of Dollars)	Credit Facility (a)	Drawn (b)	Available	Cash	Liquidity
Xcel Energy Inc.	$1,000	$483	$517	$5	$522
PSCo	700	3	697	1	698
NSP-Minnesota	500	145	355	1	356
SPS	400	101	299	—	299
NSP-Wisconsin	150	70	80	—	80
Total	$2,750	$802	$1,948	$7	$1,955

(a)	These credit facilities expire in June 2021.

(b)	Includes outstanding commercial paper and letters of credit.

Commercial Paper — Xcel Energy Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS each have individual commercial paper programs. The authorized levels for these commercial paper programs are:

•	$1 billion for Xcel Energy Inc.;

•	$700 million for PSCo;

•	$500 million for NSP-Minnesota;

•	$400 million for SPS; and

•	$150 million for NSP-Wisconsin.

Commercial paper outstanding for Xcel Energy was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2017	Year Ended Dec. 31, 2016
Borrowing limit	$2,750	$2,750
Amount outstanding at period end	784	392
Average amount outstanding	778	485
Maximum amount outstanding	1,247	1,183
Weighted average interest rate, computed on a daily basis	1.28%	0.74%
Weighted average interest rate at period end	1.49	0.95

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

During 2017, Xcel Energy Inc. and its utility subsidiaries issued and anticipate issuing the following:

•	PSCo issued $400 million of 3.80 percent first mortgage bonds due June 15, 2047;

•	Xcel Energy Inc. plans to issue approximately $300 million of senior unsecured bonds in the fourth quarter;

•	NSP-Minnesota plans to issue approximately $600 million of first mortgage bonds in the third quarter;

•	NSP-Wisconsin plans to issue approximately $100 million of first mortgage bonds in the fourth quarter; and

•	SPS plans to issue approximately $450 million of first mortgage bonds in the third quarter.

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

Earnings Guidance and Long-Term EPS and Dividend Growth Rate Objectives

Xcel Energy’s 2017 GAAP and ongoing earnings guidance is $2.25 to $2.35 per share.(a) Key assumptions related to 2017 earnings are detailed below:

•	Constructive outcomes in all rate case and regulatory proceedings.

•	Normal weather patterns are experienced for the remainder of the year.

•	Weather-normalized retail electric utility sales are projected to increase 0 percent to 0.5 percent.

•	Weather-normalized retail firm natural gas sales are projected to increase 0 percent to 0.5 percent.

•	Capital rider revenue is projected to increase by $50 million to $60 million over 2016 levels. The change is largely due to the level of PTC, which flows back to customers.

•	O&M expenses are projected to be flat.

•
Depreciation expense is projected to increase approximately $180 million to $190 million over 2016 levels. The change in depreciation expense is largely due to changes in the amortization of the renewable development fund, which is offset in revenue and will not have an impact on earnings.

•	Property taxes are projected to increase approximately $0 million to $10 million over 2016 levels.

•	Interest expense (net of AFUDC — debt) is projected to increase $15 million to $25 million over 2016 levels.

•	AFUDC — equity is projected to increase approximately $5 million to $15 million from 2016 levels.

•	The ETR is projected to be approximately 31 percent to 33 percent. The change is largely due to the level of PTC, which flows back to customers.

•	Average common stock and equivalents are projected to be approximately 509 million shares.

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

Item 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management’s Discussion and Analysis — Derivatives, Risk Management and Market Risk under Item 2.

Item 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Xcel Energy maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure. As of June 30, 2017, based on an evaluation carried out under the supervision and with the participation of Xcel Energy’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that Xcel Energy’s disclosure controls and procedures were effective.

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

Item 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases of equity securities that are registered by Xcel Energy Inc. pursuant to Section 12 of the Exchange Act for the quarter ended June 30, 2017:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2017 — April 30, 2017	—	$—	—	—
May 1, 2017 — May 31, 2017	—	—	—	—
June 1, 2017 — June 30, 2017	—	—	—	—
Total	—		—	—

Item 6 — EXHIBITS

* Indicates incorporation by reference
+ Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

3.01*	Amended and Restated Articles of Incorporation of Xcel Energy Inc., as filed on May 18, 2012 (Exhibit 3.01 to Form 8-K dated May 16, 2012 (file no. 001-03034)).
3.02*	Bylaws of Xcel Energy Inc., as amended on Feb. 17, 2016 (Exhibit 3.01 to Form 8-K dated Feb. 18, 2016 (file no. 001-03034)).
4.01*
Supplemental Indenture No. 27 dated as of June 1, 2017 between PSCo and U.S. Bank National Association, as Trustee, creating $400 million principal amount of 3.80 percent First Mortgage Bonds, Series No. 30 due 2047. (Exhibit 4.01 to Form 8-K of PSCo dated June 19, 2017 (file no. 001-03280)).

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
101
The following materials from Xcel Energy Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) the Consolidated Statements of Common Stockholders’ Equity, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XCEL ENERGY INC.

July 28, 2017	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ ROBERT C. FRENZEL
Robert C. Frenzel
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)