Form 10-Q
period 2018-09-30
XCEL ENERGY INC
filed 2018-10-26
CIK 72903

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 and Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Class	Oct. 19, 2018
Common Stock, $2.50 par value	513,848,752 shares

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

PART I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

XCEL ENERGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (amounts in millions, except per share data)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2018	2017	2018	2017
Operating revenues
Electric	$2,802	$2,784	$7,419	$7,421
Natural gas	227	214	1,181	1,130
Other	19	19	57	58
Total operating revenues	3,048	3,017	8,657	8,609

Operating expenses
Electric fuel and purchased power	1,040	1,006	2,907	2,850
Cost of natural gas sold and transported	58	64	537	543
Cost of sales — other	9	8	26	25
Operating and maintenance expenses	593	536	1,729	1,688
Conservation and demand side management expenses	77	74	216	206
Depreciation and amortization	440	371	1,199	1,102
Taxes (other than income taxes)	135	134	417	411
Total operating expenses	2,352	2,193	7,031	6,825

Operating income	696	824	1,626	1,784

Other expense (net)	(7)	(1)	(8)	(4)
Equity earnings of unconsolidated subsidiaries	9	7	25	22
Allowance for funds used during construction — equity	30	24	79	54

Interest charges and financing costs
Interest charges — includes other financing costs of $6, $6, $18 and $18, respectively	177	168	523	498
Allowance for funds used during construction — debt	(13)	(11)	(35)	(25)
Total interest charges and financing costs	164	157	488	473

Income before income taxes	564	697	1,234	1,383
Income taxes	73	205	187	424
Net income	$491	$492	$1,047	$959

Weighted average common shares outstanding:
Basic	510	509	510	508
Diluted	511	509	510	509

Earnings per average common share:
Basic	$0.96	$0.97	$2.05	$1.89
Diluted	0.96	0.97	2.05	1.88

Cash dividends declared per common share	$0.38	$0.36	$1.14	$1.08

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (amounts in millions)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2018	2017	2018	2017
Net income	$491	$492	$1,047	$959

Other comprehensive income

Pension and retiree medical benefits:
Net pension and retiree medical losses arising during the period, net of tax of $(1), $0, $(1), and $0, respectively	(2)	—	(2)	—
Amortization of losses included in net periodic benefit cost, net of tax of $1, $1, $2 and $1, respectively	4	1	6	3
	2	1	4	3

Derivative instruments:
Reclassification of losses to net income, net of tax of $0, $1, $1 and $2, respectively	1	1	2	2

Other comprehensive income	3	2	6	5
Comprehensive income	$494	$494	$1,053	$964

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (amounts in millions)

	Nine Months Ended Sept. 30
	2018	2017
Operating activities
Net income	$1,047	$959
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,213	1,113
Nuclear fuel amortization	92	88
Deferred income taxes	184	501
Allowance for equity funds used during construction	(79)	(54)
Equity earnings of unconsolidated subsidiaries	(25)	(22)
Dividends from unconsolidated subsidiaries	27	32
Share-based compensation expense	25	44
Other, net	(16)	(3)
Changes in operating assets and liabilities:
Accounts receivable	(48)	(31)
Accrued unbilled revenues	114	104
Inventories	37	(9)
Other current assets	52	64
Accounts payable	37	(68)
Net regulatory assets and liabilities	164	(27)
Other current liabilities	(158)	(112)
Pension and other employee benefit obligations	(134)	(135)
Change in other noncurrent assets	12	(15)
Change in other noncurrent liabilities	(51)	(62)
Net cash provided by operating activities	2,493	2,367

Investing activities
Utility capital/construction expenditures	(2,760)	(2,256)
Allowance for equity funds used during construction	79	54
Purchases of investment securities	(494)	(972)
Proceeds from the sale of investment securities	479	949
Other, net	(10)	(14)
Net cash used in investing activities	(2,706)	(2,239)

Financing activities
(Repayments of) proceeds from short-term borrowings, net	(376)	122
Proceeds from issuances of long-term debt	1,381	1,422
Repayments of long-term debt, including reacquisition premiums	(301)	(1,030)
Proceeds from issuance of common stock	203	—
Dividends paid	(544)	(538)
Other, net	(20)	(21)
Net cash provided by (used in) financing activities	343	(45)

Net change in cash and cash equivalents	130	83
Cash and cash equivalents at beginning of period	83	84
Cash and cash equivalents at end of period	$213	$167

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(491)	$(489)
Cash (paid) received for income taxes, net	(4)	42

Supplemental disclosure of non-cash investing and financing transactions:
Property, plant and equipment additions in accounts payable	$328	$269
Issuance of common stock for equity awards	52	23

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED) (amounts in millions, except share and per share data)

	Sept. 30, 2018	Dec. 31, 2017
Assets
Current assets
Cash and cash equivalents	$213	$83
Accounts receivable, net	856	797
Accrued unbilled revenues	650	764
Inventories	528	610
Regulatory assets	452	424
Derivative instruments	76	44
Prepaid taxes	71	68
Prepayments and other	157	183
Total current assets	3,003	2,973

Property, plant and equipment, net	35,879	34,329

Other assets
Nuclear decommissioning fund and other investments	2,473	2,397
Regulatory assets	3,166	3,005
Derivative instruments	42	48
Other	272	278
Total other assets	5,953	5,728
Total assets	$44,835	$43,030

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$556	$457
Short-term debt	437	814
Accounts payable	1,189	1,243
Regulatory liabilities	410	239
Taxes accrued	428	448
Accrued interest	158	174
Dividends payable	194	183
Derivative instruments	31	29
Other	435	501
Total current liabilities	3,838	4,088

Deferred credits and other liabilities
Deferred income taxes	4,119	3,845
Deferred investment tax credits	54	58
Regulatory liabilities	5,161	5,083
Asset retirement obligations	2,572	2,475
Derivative instruments	107	126
Customer advances	200	193
Pension and employee benefit obligations	909	1,042
Other	202	145
Total deferred credits and other liabilities	13,324	12,967

Commitments and contingencies
Capitalization
Long-term debt	15,508	14,520
Common stock — 1,000,000,000 shares authorized of $2.50 par value; and 513,298,952 507,762,881 shares outstanding at Sept. 30, 2018 and Dec. 31, 2017, respectively	1,283	1,269
Additional paid in capital	6,125	5,898
Retained earnings	4,876	4,413
Accumulated other comprehensive loss	(119)	(125)
Total common stockholders’ equity	12,165	11,455
Total liabilities and equity	$44,835	$43,030

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY (UNAUDITED) (amounts in millions, shares in thousands)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholders’ Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended Sept. 30, 2018 and 2017
Balance at June 30, 2017	507,763	$1,269	$5,882	$4,079	$(107)	$11,123
Net income				492		492
Other comprehensive income					2	2
Dividends declared on common stock				(184)		(184)
Share-based compensation			7	(1)		6
Balance at Sept. 30, 2017	507,763	$1,269	$5,889	$4,386	$(105)	$11,439

Balance at June 30, 2018	508,898	$1,272	$5,920	$4,580	$(122)	$11,650
Net income				491		491
Other comprehensive income					3	3
Dividends declared on common stock				(195)		(195)
Issuances of common stock	4,401	11	197			208
Share-based compensation			8	—		8
Balance at Sept. 30, 2018	513,299	$1,283	$6,125	$4,876	$(119)	$12,165

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY (UNAUDITED) (amounts in millions, shares in thousands)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholders’ Equity
	Shares	Par Value	Additional Paid In Capital
Nine Months Ended Sept. 30, 2018 and 2017
Balance at Dec. 31, 2016	507,223	$1,268	$5,881	$3,982	$(110)	$11,021
Net income				959		959
Other comprehensive income					5	5
Dividends declared on common stock				(552)		(552)
Issuances of common stock	611	1	4			5
Repurchases of common stock	(71)	—	(3)			(3)
Share-based compensation			7	(3)		4
Balance at Sept. 30, 2017	507,763	$1,269	$5,889	$4,386	$(105)	$11,439

Balance at Dec. 31, 2017	507,763	$1,269	$5,898	$4,413	$(125)	$11,455
Net income				1,047		1,047
Other comprehensive income					6	6
Dividends declared on common stock				(584)		(584)
Issuances of common stock	5,558	14	221			235
Repurchases of common stock	(22)	—	(1)			(1)
Share-based compensation			7	—		7
Balance at Sept. 30, 2018	513,299	$1,283	$6,125	$4,876	$(119)	$12,165

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of Xcel Energy Inc. and its subsidiaries as of Sept. 30, 2018 and Dec. 31, 2017; the results of its operations, including the components of net income and comprehensive income, and changes in stockholders’ equity for the three and nine months ended Sept. 30, 2018 and 2017; and its cash flows for the nine months ended Sept. 30, 2018 and 2017. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after Sept. 30, 2018 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2017 balance sheet information has been derived from the audited 2017 consolidated financial statements included in the Xcel Energy Inc. Annual Report on Form 10-K for the year ended Dec. 31, 2017. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the Xcel Energy Inc. Annual Report on Form 10-K for the year ended Dec. 31, 2017, filed with the SEC on Feb. 23, 2018. Due to the seasonality of Xcel Energy’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the consolidated financial statements in the Xcel Energy Inc. Annual Report on Form 10-K for the year ended Dec. 31, 2017, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements

Recently Issued

Leases — In February 2016, the Financial Accounting Standards Board (FASB) issued Leases, Topic 842 (Accounting Standards Update (ASU) No. 2016-02), which for lessees requires balance sheet recognition of right-of-use assets and lease liabilities for most leases. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2018. Adoption will occur on Jan. 1, 2019 utilizing the practical expedients provided by the standard and included in Targeted Improvements, Topic 842 (ASU No. 2018-11). On Jan. 1, 2019, agreements historically disclosed as operating leases for the use of real estate, equipment and certain fossil-fueled generating facilities operated under purchased power agreements (PPAs) are expected to be recognized on the consolidated balance sheet. Other than first-time recognition of these types of operating leases on the consolidated balance sheet, the implementation is not expected to have a significant impact on Xcel Energy’s consolidated financial statements.

Recently Adopted

Revenue Recognition — In May 2014, the FASB issued Revenue from Contracts with Customers, Topic 606 (ASU No. 2014-09), which provides a new framework for the recognition of revenue. Xcel Energy implemented the guidance on a modified retrospective basis on Jan. 1, 2018. Results for reporting periods beginning after Dec. 31, 2017 are presented in accordance with Topic 606, while prior period results have not been adjusted and continue to be reported in accordance with prior accounting guidance. Other than increased disclosures regarding revenues related to contracts with customers, the implementation did not have a material impact on Xcel Energy’s consolidated financial statements. For related disclosures, see Note 14 to the consolidated financial statements.

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

Presentation of Net Periodic Benefit Cost — In March 2017, the FASB issued Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, Topic 715 (ASU No. 2017-07), which establishes that only the service cost element of pension cost may be presented as a component of operating income in the income statement. Also under the guidance, only the service cost component of pension cost is eligible for capitalization. As a result of the application of accounting principles for rate regulated entities, a similar amount of pension cost, including non-service components, will be recognized consistent with the historical ratemaking treatment, and the impacts of adoption will be limited to changes in classification of non-service costs in the consolidated statement of income. Xcel Energy implemented the new guidance on Jan. 1, 2018, and as a result, $6 million and $18 million of pension costs were retrospectively reclassified from operating and maintenance expenses to other income, net on the consolidated income statement for the three and nine months ended Sept. 30, 2017, respectively. Under a practical expedient permitted by the standard, Xcel Energy used benefit cost amounts disclosed for prior periods as the basis for retrospective application.

3.	Selected Balance Sheet Data

(Millions of Dollars)	Sept. 30, 2018	Dec. 31, 2017
Accounts receivable, net
Accounts receivable	$909	$849
Less allowance for bad debts	(53)	(52)
	$856	$797

(Millions of Dollars)	Sept. 30, 2018	Dec. 31, 2017
Inventories
Materials and supplies	$267	$311
Fuel	151	186
Natural gas	110	113
	$528	$610

(Millions of Dollars)	Sept. 30, 2018	Dec. 31, 2017
Property, plant and equipment, net
Electric plant	$39,530	$39,016
Natural gas plant	6,036	5,800
Common and other property	2,100	2,013
Plant to be retired (a)	337	11
Construction work in progress	3,029	2,087
Total property, plant and equipment	51,032	48,927
Less accumulated depreciation	(15,483)	(15,000)
Nuclear fuel	2,717	2,697
Less accumulated amortization	(2,387)	(2,295)
	$35,879	$34,329

(a)
In the third quarter of 2018, the Colorado Public Utilities Commission (CPUC) approved early retirement of PSCo’s Comanche Units 1, 2 and shared Common plant in approximately 2022, 2025 and 2025, respectively. PSCo also expects Craig Unit 1 to be early retired in approximately 2025. In the third quarter of 2017, PSCo early retired Valmont Unit 5 and converted Cherokee Unit 4 from a coal-fueled generating facility to natural gas. Amounts are presented net of accumulated depreciation.

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

Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense. The following reconciles such differences:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2018	2017	2018	2017
Federal statutory rate	21.0%	35.0%	21.0%	35.0%
State tax (net of federal tax effect)	5.0	4.1	5.0	4.1
Increase (decreases) in tax from:
Wind production tax credits (PTCs) (a)	(2.6)	(4.8)	(4.3)	(4.5)
Regulatory differences - ARAM (b)	(5.6)	(0.1)	(5.6)	(0.1)
Regulatory differences - ARAM deferral (c)	3.8	—	4.4	—
Regulatory differences - reversal of prior quarters' ARAM deferral (c)	(7.0)	—	(3.3)	—
Regulatory differences - other utility plant items	(0.6)	(0.8)	(0.7)	(0.7)
Other (net)	(1.1)	(4.0)	(1.3)	(3.1)
Effective income tax rate	12.9%	29.4%	15.2%	30.7%

(a)	Quarterly PTCs may vary due to production and timing differences. Annual 2018 PTCs are forecasted to exceed 2017.

(b)	The average rate assumption method (ARAM); a method to flow back excess deferred taxes to customers.

(c)
ARAM has been deferred when regulatory treatment has not been established. As Xcel Energy received direction from its regulatory commissions regarding the return of excess deferred taxes to customers, the ARAM deferral was reversed. This resulted in a reduction to tax expense with a corresponding reduction to revenue.

Federal Audits — Xcel Energy files a consolidated federal income tax return. The statute of limitations applicable to Xcel Energy’s federal income tax returns expire as follows:

Tax Year(s)	Expiration
2009 - 2014	October 2019
2015	September 2019
2016	September 2020

In 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011, including the 2009 carryback claim. In 2017, Xcel Energy and the Office of Appeals (Appeals) reached an agreement and the benefit related to the agreed upon portions was recognized. In the second quarter of 2018, the Joint Committee on Taxation completed its review and took no exception to the agreement. As a result, the remaining unrecognized tax benefit was released and recorded as a payable to the IRS.

In the third quarter of 2015, the IRS commenced an examination of tax years 2012 and 2013. In the third quarter of 2017, the IRS concluded the audit of tax years 2012 and 2013 and proposed an adjustment that would impact Xcel Energy’s net operating loss (NOL) and effective tax rate (ETR). Xcel Energy filed a protest with the IRS. As of Sept. 30, 2018, the case has been forwarded to Appeals and Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of this issue; however, the outcome and timing of a resolution is unknown.

State Audits — Xcel Energy files consolidated state tax returns based on income in its major operating jurisdictions of Colorado, Minnesota, Texas, and Wisconsin, and various other state income-based tax returns. As of Sept. 30, 2018, Xcel Energy’s earliest open tax years that are subject to examination by state taxing authorities in its major operating jurisdictions were as follows:

State	Year
Colorado	2009
Minnesota	2009
Texas	2009
Wisconsin	2012

•	In 2016, Minnesota began an audit of years 2010 through 2014. As of Sept. 30, 2018, Minnesota had not proposed any material adjustments;

•	In 2016, Wisconsin began an audit of years 2012 and 2013. The audit concluded in the third quarter of 2018 with no material adjustments; and

•	As of Sept. 30, 2018, there were no other state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	Sept. 30, 2018	Dec. 31, 2017
Unrecognized tax benefit — Permanent tax positions	$27	$20
Unrecognized tax benefit — Temporary tax positions	11	19
Total unrecognized tax benefit	$38	$39

The unrecognized tax benefit amounts were reduced by the tax benefits associated with NOL and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	Sept. 30, 2018	Dec. 31, 2017
NOL and tax credit carryforwards	$(36)	$(31)

It is reasonably possible that Xcel Energy’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS Appeals progresses and audit resumes, the Minnesota audit progresses, and other state audits resume. As the IRS Appeals and Minnesota audit progress and the IRS audit resumes, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $29 million.

Payables for interest related to unrecognized tax benefits were not material and no amounts were accrued for penalties related to unrecognized tax benefits as of Sept. 30, 2018 or Dec. 31, 2017.

5.	Rate Matters

Except to the extent noted below, the circumstances set forth in Note 12 to the consolidated financial statements included in Xcel Energy Inc.’s Annual Report on Form 10-K for the year ended Dec. 31, 2017 and in Note 5 to the consolidated financial statements to Xcel Energy Inc.’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2018 and June 30, 2018, appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

Tax Reform — Regulatory Proceedings

The specific impacts of the TCJA on customer rates are subject to regulatory approval. The following details the status of regulatory decisions in each state where Xcel Energy operates.

NSP-Minnesota —
Minnesota — In August 2018, the Minnesota Public Utilities Commission (MPUC) ordered NSP-Minnesota to refund the 2018 impacts of TCJA, including $5 million to natural gas customers and $131 million to electric customers, including low income program funding of $2 million.

NSP-Minnesota — South Dakota — In July 2018, the South Dakota Public Utilities Commission approved a settlement providing a one-time customer refund of $11 million for the 2018 impact of the TCJA, while NSP-Minnesota would retain the benefits of the TCJA in 2019 and 2020 in exchange for a two-year rate case moratorium.

NSP-Minnesota — North Dakota — Natural Gas — In August 2018, NSP-Minnesota and the North Dakota Public Service Commission (NDPSC) Staff reached a TCJA settlement, in which NSP-Minnesota would amortize $1 million annually of the regulatory asset for the remediation of the manufactured gas plant (MGP) site in Fargo, N.D. beginning in 2018, and retain the TCJA savings to approximately offset the MGP amortization expense. The TCJA benefits would be incorporated into a future rate case and the MGP amortization would then be recoverable through the cost of gas rider until fully amortized. A NDPSC decision related to the settlement is expected to be received by the end of 2018. See Note 6 for further discussion of the Fargo, N.D. MGP Site.
NSP-Minnesota — North Dakota — Electric — In October 2018, NSP-Minnesota and the NDPSC Staff reached a settlement which included a one-time customer refund of $10 million for 2018, while NSP- Minnesota would retain the benefits of the TCJA in 2019 and 2020 in exchange for a two-year rate case moratorium. The settlement also includes an earnings sharing provision in which annual weather normalized earnings exceeding an ROE of 9.85 percent are returned to customers.

A NDPSC decision related to the settlement is expected to be received by the end of 2018 or during the first quarter of 2019.

NSP-Wisconsin — In May 2018, the Public Service Commission of Wisconsin (PSCW) issued its final order which requires customer refunds of $27 million and defers approximately $5 million until NSP-Wisconsin’s next rate case proceeding.

NSP-Wisconsin — Michigan — In May 2018, the Michigan Public Service Commission approved electric and natural gas tax reform settlement agreements. Most of the electric TCJA benefits were included in NSP-Wisconsin’s recently approved Michigan 2018 electric base rate case. The return of natural gas TCJA benefits is expected to be completed in 2019.

PSCo — Colorado Natural Gas — In February 2018, the administrative law judge (ALJ) recommended approval of PSCo and the CPUC Staff’s TCJA settlement agreement which included a $20 million reduction to provisional rates effective March 1, 2018. In September 2018, PSCo submitted a TCJA true-up filing and revised its TCJA benefit estimate to $24 million and requested an equity ratio of 56 percent to offset the negative impact of the TCJA on credit metrics. A decision is expected in the fourth quarter of 2018. The true-up of the estimated TCJA benefit is expected to be retroactive to January 2018.

PSCo — Colorado Electric — In April 2018, PSCo, the CPUC Staff, and the Office of Consumer Counsel (OCC) filed a TCJA settlement agreement for 2018 that included a customer refund of $42 million in 2018, with the remainder of the $59 million of TCJA benefits to be used to accelerate the amortization of an existing prepaid pension asset. In June 2018, the CPUC approved the customer refund of $42 million. In October 2018, the accelerated amortization of the prepaid pension asset was effective by operation of law. For 2019, the expected customer refund is estimated to be $67 million and amortization of the prepaid pension asset is estimated to be $34 million. Impacts of the TCJA for 2020 and beyond are expected to be addressed in a future electric rate case.

SPS — Texas — In June 2018, SPS, the Public Utility Commission of Texas (PUCT) Staff and various intervenors reached a settlement in the Texas electric rate case which included the impacts of the TCJA. The settlement reflects no change in customer rates or refunds and SPS’ actual capital structure, which SPS has informed the parties it intends to be up to a 57 percent equity ratio to offset the negative impacts on its credit metrics and potentially its credit ratings. A PUCT decision is expected in the fourth quarter of 2018.

SPS — New Mexico — In September 2018, the New Mexico Public Regulation Commission (NMPRC) issued its final order in SPS’ 2017 electric rate case, which included a refund of the 2018 impact of the TCJA.

Other Regulatory Proceedings

NSP-Minnesota

Recently Concluded Regulatory Proceedings — MPUC and the NDPSC

PPA Terminations and Amendments — In June 2018, NSP-Minnesota terminated the Benson and Laurentian PPAs, and purchased the Benson biomass facility. As a result, a $103 million regulatory asset was recognized for the costs of the Benson transaction, including payments to Benson of $93 million, as well as other transaction costs and future estimated facility removal costs. For Laurentian, a regulatory asset of $109 million was recognized for annual termination payments over six years. The regulatory approvals provide for recovery of the Benson regulatory asset over approximately 10 years, and for recovery of the Laurentian termination payments as they occur, through fuel and purchased energy recovery mechanisms. The termination of the PPAs is expected to save customers over $600 million over the next 10 years.

PSCo

Pending Regulatory Proceedings — CPUC

Colorado 2017 Multi-Year Natural Gas Rate Case — In June 2017, PSCo filed a multi-year request with the CPUC seeking to increase retail natural gas rates approximately $139 million over three years. The request was based on forward test years, a 10.0 percent ROE and an equity ratio of 55.25 percent.
In August 2018, the CPUC issued an interim decision that included application of a 2016 historic test year (HTY), with a 13-month average rate base, an ROE of 9.35 percent, an equity ratio of 54.6 percent and provided no return on the prepaid pension and retiree medical asset.  With these adjustments, the total rate increase, prior to TCJA impacts, would be $47 million. PSCo filed an interim rehearing request to preserve its rights and the CPUC decided that any reconsideration can be brought after a final order incorporating TCJA impacts. The CPUC is expected to issue its order on the natural gas rate case and the final decision related to the impacts of the TCJA in the fourth quarter of 2018.

PSIA Rider
In October 2018, PSCo, CPUC Staff, and the OCC filed a settlement agreement to extend the PSIA rider through 2021. The CPUC is expected to rule on the settlement in the fourth quarter of 2018.

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

In May 2018, SPS filed rebuttal testimony and revised its request to an overall increase in the annual base rate revenue of approximately $32 million, or 5.9 percent, net of the TCJA (after adjusting for a requested 58 percent equity ratio) and other adjustments. This request would be equivalent to approximately $17 million after adjusting for the Transmission Cost Recovery Factor (TCRF) rider.

In June 2018, SPS, the PUCT Staff and various intervenors reached a settlement, which results in no overall change to SPS’ revenues after adjusting for the impact of the TCJA and the lower costs of long-term debt.

The following are key terms:

•	The ability to use an equity ratio that reflects SPS' actual capital structure, up to 57 percent;

•	A 9.5 percent ROE for the calculation of allowance for funds used during construction (AFUDC);

•	TCRF rider will remain in effect;

•	SPS will accelerate the depreciable lives of Tolk Units 1 and 2 from 2042 and 2045, respectively, to 2037; and

•	SPS agrees that it will file its next base rate case no later than Dec. 31, 2019.

  A PUCT decision on the settlement is expected in the fourth quarter of 2018.

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

In May 2018, SPS reduced its request to $27 million, net of the TCJA (approximately $11 million, net of the requested higher equity ratio) and other adjustments, based on a requested ROE of 10.25 percent and an equity ratio of 58.0 percent.

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

On Sept. 5, 2018, the NMPRC issued its final order resulting in a revenue increase of approximately $8 million, or 2.1 percent, effective Sept. 27, 2018, based on a ROE of 9.1 percent and a 51 percent equity ratio. The NMPRC also ordered a refund of $10 million associated with the TCJA impacts for the retroactive period of Jan. 1, 2018 through Sept. 27, 2018. SPS recorded a regulatory liability of $10 million for the customer refund in the third quarter of 2018.
On Sept. 7, 2018, SPS filed an appeal with the NMSC on the grounds that the NMPRC’s findings are contrary to the factual record and do not result in just and reasonable rates as required by law.  In addition, SPS filed a motion for stay with the NMSC to delay the implementation of the retroactive TCJA refund until the NMSC issues its decision on SPS' appeal of the rate case order.  SPS considers the refund illegal primarily because it violates the prohibition on retroactive ratemaking and results in rates that are not just and reasonable.  On Sept. 26, 2018, the NMSC granted a temporary stay to delay the implementation of the retroactive refund until further order of the Court.

Appeal of the New Mexico 2016 Electric Rate Case Dismissal — In November 2016, SPS filed an electric rate case with the NMPRC seeking an increase in base rates of approximately $41 million, representing a total revenue increase of approximately 10.9 percent.

The rate filing was based on a requested ROE of 10.1 percent, an equity ratio of 53.97 percent, an electric rate base of approximately $832 million and a future test year ended June 30, 2018. In 2017, the NMPRC dismissed SPS’ rate case. SPS filed a notice of appeal in the NMSC. A decision is not expected until the second half of 2019.

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

Southwest Power Pool, Inc. (SPP) Open Access Transmission Tariff (OATT) Upgrade Costs — Under the SPP OATT, costs of participant funded, or “sponsored,” transmission upgrades may be recovered from other SPP customers whose transmission service depends on capacity enabled by the upgrade.  The SPP OATT has allowed SPP to charge for these upgrades since 2008, but SPP had not been charging its customers for these upgrades.  In 2016, the FERC granted SPP’s request to recover the charges not billed since 2008.  SPP subsequently billed SPS approximately $13 million for these charges. SPP is also billing SPS ongoing charges of approximately $0.5 million per month. In July 2018, SPS’ appeal to the D.C. Circuit over the FERC rulings granting SPP the right to recover these charges was remanded to the FERC. As of September 2018, SPS’ recovery of these charges (from 2008 through 2016) is being reviewed by the FERC, which is expected to rule in the first quarter of 2019.

In October 2017, SPS filed a complaint against SPP regarding the amounts billed asserting that SPP has assessed upgrade charges to SPS in violation of the SPP OATT. In March 2018, the FERC denied SPS’ complaint. SPS sought rehearing in April 2018, and the FERC granted a rehearing for purposes of further consideration in May 2018. The timing of FERC action on the SPS rehearing is uncertain. If SPS’ complaint results in additional charges or refunds, SPS will seek to recover or refund the differential in future rate proceedings.

6.	Commitments and Contingencies

Except to the extent noted below and in Note 5 of the consolidated financial statements, the circumstances set forth in Notes 12, 13 and 14 to the consolidated financial statements included in Xcel Energy Inc.’s Annual Report on Form 10-K for the year ended Dec. 31, 2017 and in Notes 5 and 6 to Xcel Energy Inc.’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2018 and June 30, 2018, appropriately represent, in all material respects, the current status of commitments and contingent liabilities and are incorporated herein by reference. The following include commitments, contingencies and unresolved contingencies that are material to Xcel Energy’s financial position.

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

The Xcel Energy utility subsidiaries had approximately 3,540 Megawatts (MW) of capacity under long-term PPAs as of Sept. 30, 2018 and 3,537 MW as of Dec. 31, 2017, with entities that have been determined to be variable interest entities. Xcel Energy has concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. These agreements have various expiration dates through 2041.

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

The following table presents guarantees and bond indemnities issued and outstanding for Xcel Energy:

(Millions of Dollars)	Sept. 30, 2018	Dec. 31, 2017
Guarantees issued and outstanding	$18.1	$18.8
Current exposure under these guarantees	—	—
Bonds with indemnity protection	51.1	53.1

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

Environmental Contingencies

Ashland Manufactured Gas Plant (MGP) Site — NSP-Wisconsin was named a responsible party for contamination at a site in Ashland, Wis. The Ashland/Northern States Power Lakefront Superfund Site (the Site) includes NSP-Wisconsin property, previously operated as a MGP facility, an adjacent city lakeshore park area, and a sediment area of Lake Superior’s Chequamegon Bay. NSP-Wisconsin completed wet dredging at the Site in August of 2018 and anticipates completion of final site restoration activities in early 2019. Groundwater treatment activities at the Site will continue for many years.

The current cost estimate for the remediation of the entire site is approximately $184 million, of which approximately $156 million has been spent. As of Sept. 30, 2018 and Dec. 31, 2017, NSP-Wisconsin recorded a total liability of $28 million and $30 million, respectively, for the entire site.

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

Fargo, N.D. MGP Site — NSP-Minnesota is remediating a former MGP site in Fargo, N.D. Remediation is expected to be completed by early November 2018, and several years of groundwater monitoring is expected to follow. NSP-Minnesota has also initiated insurance recovery litigation in North Dakota. The U.S. District Court for the District of North Dakota has set a trial date for Spring of 2020.

NSP-Minnesota recorded an estimated liability of $6 million as of Sept. 30, 2018 and $16 million as of Dec. 31, 2017, for the Fargo MGP Site. The current cost estimate for the remediation of the site is approximately $25 million, of which approximately $19 million has been spent. NSP-Minnesota has deferred Fargo MGP Site costs allocable to the North Dakota jurisdiction, or approximately 88 percent of all remediation costs, as approved by the NDPSC. In October 2018, the MPUC denied NSP-Minnesota’s request to defer post-2017 MGP remediation expenditures allocable to the Minnesota jurisdiction, including the Fargo MGP Site.

Other MGP, Landfill or Disposal Sites — Xcel Energy is currently involved in investigating and/or remediating several MGP, landfill or other disposal sites. Xcel Energy has identified eleven sites across its service territories in addition to the Ashland MGP Site and the Fargo MGP Site, where investigation and/or remediation activities are currently underway. Other parties may have responsibility for some portion of the investigation and/or remediation activities. Xcel Energy anticipates that these investigation or remediation activities will continue through at least 2019. Xcel Energy accrued $4 million as of Sept. 30, 2018 and Dec. 31, 2017 for all of these sites. There may be insurance recovery and/or recovery from other responsible parties that will offset any costs incurred.

Environmental Requirements

Water and Waste
Coal Ash Regulation — Xcel Energy’s operations are subject to federal and state laws that impose requirements for handling, storage, treatment and disposal of solid waste. In 2015, the United States Environmental Protection Agency published a final rule regulating the management, storage, and disposal of coal combustion residuals (CCRs) as a nonhazardous waste (CCR Rule).

Under the CCR Rule, utilities are required to complete certain groundwater sampling around their CCR landfills and surface impoundments. Xcel Energy has identified at least one site in Colorado where there are impoundments and/or landfills present and where a statistically significant increase of certain constituents exist in the groundwater. However, at that location, Xcel Energy has completed removal of CCR from the impoundments. Xcel Energy is currently conducting additional groundwater sampling and will evaluate whether corrective action is required at any CCR landfills or surface impoundments. Until Xcel Energy completes its assessment, it is uncertain what impact, if any, there will be on the operations, financial position or cash flows. Xcel Energy believes that any associated costs would be recoverable through regulatory mechanisms.

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

Employment, Tort and Commercial Litigation

Gas Trading Litigation — e prime, inc. (e prime) is a wholly owned subsidiary of Xcel Energy. e prime was in the business of natural gas trading and marketing but has not engaged in natural gas trading or marketing activities since 2003.  Thirteen lawsuits seeking monetary damages were commenced against e prime and Xcel Energy (and NSP-Wisconsin, in two instances) between 2003 and 2009 alleging fraud and anticompetitive activities in conspiring to restrain the trade of natural gas and manipulate natural gas prices.

e prime, Xcel Energy Inc. and its other affiliates were sued along with several other gas marketing companies. These cases were all consolidated in the U.S. District Court in Nevada. Six of the cases remain active, which includes a multi-district litigation (MDL) matter consisting of a Colorado class (Breckenridge), a Wisconsin class (Arandell Corp.), a Missouri class, a Kansas class, and two other cases identified as “Sinclair Oil” and “Farmland.” In March 2017, summary judgment was granted by the MDL judge in favor of Xcel Energy and e prime in the Sinclair Oil and Farmland cases. In November 2017, the U.S. District Court in Nevada granted summary judgment against two plaintiffs in the Arandell Corp. case in favor of Xcel Energy and NSP-Wisconsin, leaving only three individual plaintiffs remaining in the litigation. In addition, the plaintiffs’ motions for class certification and remand back to originating courts in these cases were denied in March 2017. Plaintiffs appealed the summary judgment motions granted in the Farmland and Sinclair Oil cases and the denial of class certification and remand to the U.S. Court of Appeals for the Ninth Circuit (Ninth Circuit). In March 2018, the Ninth Circuit reversed and remanded the summary judgment in the Farmland case. The Farmland defendants subsequently filed a request for further review by the Ninth Circuit, which was denied. Upon Sinclair’s request, the Ninth Circuit reversed and remanded the summary judgment in the Sinclair case. Plaintiffs have asked the lower court to remand the cases back to the court where the actions were originally filed. The defendants have moved for the lower court to issue a renewed summary judgment in the Farmland case. Later in the summer of 2018 the Ninth Circuit also vacated, but did not reverse, the lower court’s denial of class certification. The defendants have drafted a proposal for a renewed denial for the lower court’s consideration. Xcel Energy, NSP-Wisconsin and e prime have concluded that a loss is remote.

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

Short-Term Debt — Xcel Energy Inc. and its utility subsidiaries meet their short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under their credit facilities and term loan agreements. Commercial paper and term loan borrowings outstanding for Xcel Energy were as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2018	Year Ended Dec. 31, 2017
Borrowing limit	$3,000	$3,250
Amount outstanding at period end	437	814
Average amount outstanding	634	644
Maximum amount outstanding	824	1,247
Weighted average interest rate, computed on a daily basis	2.45%	1.35%
Weighted average interest rate at period end	2.57	1.90

Letters of Credit — Xcel Energy Inc. and its subsidiaries use letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At Sept. 30, 2018 and Dec. 31, 2017, there were $49 million and $30 million, respectively, of letters of credit outstanding under the credit facilities. The contract amounts of these letters of credit approximate their fair value and are subject to fees.

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

As of Sept. 30, 2018, Xcel Energy Inc. and its utility subsidiaries had the following committed credit facilities available:

(Millions of Dollars)	Credit Facility (a)	Drawn (b)	Available
Xcel Energy Inc.	$1,250	$378	$872
PSCo	700	10	690
NSP-Minnesota	500	61	439
SPS	400	37	363
NSP-Wisconsin	150	—	150
Total	$3,000	$486	$2,514

(a)	These credit facilities expire in June 2021, with the exception of Xcel Energy Inc.’s 364-day term loan agreement entered into in December 2017.

(b)	Includes outstanding commercial paper, term loan borrowings and letters of credit.

In addition, Xcel Energy Inc. entered into a $500 million 364-day term loan in December 2017. As of Sept. 30, 2018, $250 million of borrowings remain outstanding with no additional borrowing capacity.

All credit facility bank borrowings, outstanding letters of credit, term loan borrowings and outstanding commercial paper reduce the available capacity under the respective credit facilities. Xcel Energy Inc. and its subsidiaries had no direct advances on the credit facilities outstanding as of Sept. 30, 2018 and Dec. 31, 2017.

Long-Term Borrowings

During the nine months ended Sept. 30, 2018, Xcel Energy Inc. and its utility subsidiaries issued the following:

•	PSCo issued $350 million of 3.70 percent first mortgage green bonds due June 15, 2028 and $350 million of 4.10 percent first mortgage green bonds due June 15, 2048;

•	Xcel Energy Inc. issued $500 million of 4.00 percent senior notes due June 15, 2028; and

•	NSP-Wisconsin issued $200 million of 4.20 percent first mortgage bonds due Sept. 1, 2048.

At-The-Market Equity Offering

In September 2018, Xcel Energy Inc. filed a prospectus supplement under which it may sell up to $300 million of its common stock through an at-the-market offering (ATM) program in addition to $75 million of equity to be issued through the dividend reinvestment program and benefit programs.  As of Sept. 30, 2018, Xcel Energy Inc. had settled 4.2 million shares of common stock with net proceeds of $199.3 million, through the ATM program. In addition, transaction fees of $1.7 million were paid. In October 2018, an additional 0.5 million shares were settled with net proceeds of $25.5 million and transaction fees of $0.2 million.

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

Unrealized gains for the nuclear decommissioning fund were $600 million and $560 million as of Sept. 30, 2018 and Dec. 31, 2017, respectively, and unrealized losses and amounts recorded as other-than-temporary impairments were $22 million and $7 million as of Sept. 30, 2018 and Dec. 31, 2017, respectively.

The following tables present the cost and fair value of Xcel Energy’s non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund as of Sept. 30, 2018 and Dec. 31, 2017:

	Sept. 30, 2018
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	Investments Measured at NAV (b)	Total
Nuclear decommissioning fund (a)
Cash equivalents	$33	$33	$—	$—	$—	$33
Commingled funds:
Non U.S. equities	262	196	—	—	91	287
Emerging market debt funds	163	—	—	—	165	165
Private equity investments	170	—	—	—	250	250
Real estate	125	—	—	—	198	198
Debt securities:
Government securities	76	—	73	—	—	73
U.S. corporate bonds	334	—	330	—	—	330
Non U.S. corporate bonds	56	—	55	—	—	55
Equity securities:
U.S. equities	258	591	—	—	—	591
Non U.S. equities	156	229	—	—	—	229
Total	$1,633	$1,049	$458	$—	$704	$2,211

(a)
Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $140 million of equity investments in unconsolidated subsidiaries and $122 million of rabbi trust assets and miscellaneous investments.

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

The following table summarizes the final contractual maturity dates of the debt securities in the nuclear decommissioning fund, by asset class, as of Sept. 30, 2018:

	Final Contractual Maturity
(Millions of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Government securities	$—	$—	$2	$71	$73
U.S. corporate bonds	13	91	176	50	330
Non U.S. corporate bonds	2	20	28	5	55
Debt securities	$15	$111	$206	$126	$458

Rabbi Trusts

In 2016, Xcel Energy established rabbi trusts to provide partial funding for future distributions of its supplemental executive retirement plan and deferred compensation plan. The following tables present the cost and fair value of the assets held in rabbi trusts as of Sept. 30, 2018 and Dec. 31, 2017:

	Sept. 30, 2018
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trusts (a)
Cash equivalents	$20	$20	$—	$—	$20
Mutual funds	46	51	—	—	51
Total	$66	$71	$—	$—	$71

	Dec. 31, 2017
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trusts (a)
Cash equivalents	$12	$12	$—	$—	$12
Mutual funds	47	50	—	—	50
Total	$59	$62	$—	$—	$62

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet.

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

As of Sept. 30, 2018, Xcel Energy had various vehicle fuel contracts designated as cash flow hedges extending through December 2018. Xcel Energy enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers, but may not be designated as qualifying hedging transactions. Changes in the fair value of non-trading commodity derivative instruments are recorded in other comprehensive income or deferred as a regulatory asset or liability. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms. Xcel Energy recorded immaterial amounts to income related to the ineffectiveness of cash flow hedges for the three and nine months ended Sept. 30, 2018 and 2017.

As of Sept. 30, 2018, net gains related to commodity derivative cash flow hedges recorded as a component of accumulated other comprehensive losses included immaterial net gains expected to be reclassified into earnings during the next 12 months as the hedged transactions occur.

Additionally, Xcel Energy enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.

The following table details the gross notional amounts of commodity forwards, options and FTRs as of Sept. 30, 2018 and Dec. 31, 2017:

(Amounts in Millions) (a)(b)	Sept. 30, 2018	Dec. 31, 2017
Megawatt hours of electricity	92	68
Million British thermal units of natural gas	42	37

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

The following tables detail the impact of derivative activity during the three and nine months ended Sept. 30, 2018 and 2017 on accumulated other comprehensive loss, regulatory assets and liabilities, and income:

	Three Months Ended Sept. 30, 2018
	Pre-Tax Fair Value (Losses) Recognized During the Period in:		Pre-Tax Losses Reclassified into Income During the Period from:				Pre-Tax Gains Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$1	(a)	$—		$—
Total	$—	$—	$1		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$5	(b)
Electric commodity	—	(2)	—		—	(c)	—
Natural gas commodity	—	(2)	—		—	(d)	—	(d)
Total	$—	$(4)	$—		$—		$5

	Nine Months Ended Sept. 30, 2018
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$3	(a)	$—		$—
Total	$—	$—	$3		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$14	(b)
Electric commodity	—	6	—		—	(c)	—
Natural gas commodity	—	(1)	—		2	(d)	(2)	(d)
Total	$—	$5	$—		$2		$12

	Three Months Ended Sept. 30, 2017
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$2	(a)	$—		$—
Total	$—	$—	$2		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$1	(b)
Electric commodity	—	18	—		(3)	(c)	—
Natural gas commodity	—	(2)	—		—	(d)	—	(d)
Total	$—	$16	$—		$(3)		$1

	Nine Months Ended Sept. 30, 2017
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$4	(a)	$—		$—
Total	$—	$—	$4		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$8	(b)
Electric commodity	—	17	—		(9)	(c)	—
Natural gas commodity	—	(10)	—		1	(d)	(4)	(d)
Total	$—	$7	$—		$(8)		$4

(a)	Amounts are recorded to interest charges.

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

Xcel Energy’s utility subsidiaries’ most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to their wholesale, trading and non-trading commodity activities. As of Sept. 30, 2018, five of Xcel Energy’s 10 most significant counterparties for these activities, comprising $69 million or 37 percent of this credit exposure, had investment grade credit ratings from Standard & Poor’s, Moody’s or Fitch Ratings. Five of the 10 most significant counterparties, comprising $30 million or 16 percent of this credit exposure, were not rated by these external agencies, but based on Xcel Energy’s internal analysis, had credit quality consistent with investment grade. All ten of these significant counterparties are municipal or cooperative electric entities or other utilities.

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

Recurring Fair Value Measurements — The following table presents for each of the fair value hierarchy levels, Xcel Energy’s derivative assets and liabilities measured at fair value on a recurring basis as of Sept. 30, 2018:

	Sept. 30, 2018
	Fair Value			Fair Value Total	Counterparty Netting (b)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$1	$39	$2	$42	$(15)	$27
Electric commodity	—	—	44	44	(1)	43
Natural gas commodity	—	2	—	2	—	2
Total current derivative assets	$1	$41	$46	$88	$(16)	72
PPAs (a)						4
Current derivative instruments						$76
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$—	$32	$5	$37	$(12)	$25
Total noncurrent derivative assets	$—	$32	$5	$37	$(12)	25
PPAs (a)						17
Noncurrent derivative instruments						$42

	Sept. 30, 2018
	Fair Value			Fair Value Total	Counterparty Netting (b)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3
Current derivative liabilities
Other derivative instruments:
Commodity trading	$1	$35	$2	$38	$(28)	$10
Electric commodity	—	—	1	1	(1)	—
Total current derivative liabilities	$1	$35	$3	$39	$(29)	10
PPAs (a)						21
Current derivative instruments						$31
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$—	$23	$—	$23	$(13)	$10
Total noncurrent derivative liabilities	$—	$23	$—	$23	$(13)	10
PPAs (a)						97
Noncurrent derivative instruments						$107

(a)
During 2006, Xcel Energy qualified these contracts under the normal purchase exception. Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts is being amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

(b)
Xcel Energy nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Sept. 30, 2018. At Sept. 30, 2018, derivative assets and liabilities include no obligations to return cash collateral and the rights to reclaim cash collateral of $14 million. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

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

The following table presents the changes in Level 3 commodity derivatives for the three and nine months ended Sept. 30, 2018 and 2017:

	Three Months Ended Sept. 30
(Millions of Dollars)	2018	2017
Balance at July 1	$64	$69
Purchases	3	—
Settlements	(19)	(33)
Net transactions recorded during the period:
Gains recognized in earnings (a)	—	1
Net gains recognized as regulatory assets and liabilities	—	29
Balance at Sept. 30	$48	$66

	Nine Months Ended Sept. 30
(Thousands of Dollars)	2018	2017
Balance at Jan. 1	$35	$17
Purchases	49	80
Settlements	(51)	(75)
Net transactions recorded during the period:
Gains recognized in earnings (a)	—	6
Net gains recognized as regulatory assets and liabilities	15	38
Balance at Sept. 30	$48	$66

(a)	These amounts relate to commodity derivatives held at the end of the period.

Xcel Energy recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three and nine months ended Sept. 30, 2018 and 2017.

Fair Value of Long-Term Debt

As of Sept. 30, 2018 and Dec. 31, 2017, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Sept. 30, 2018		Dec. 31, 2017
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$16,064	$16,485	$14,977	$16,531

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

9.	Other Expense, Net

Other expense, net consisted of the following:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(Millions of Dollars)	2018	2017	2018	2017
Interest income	$4	$6	$11	$12
Other nonoperating income	—	—	2	5
Insurance policy expense	—	(1)	(1)	(3)
Benefits non-service costs	(11)	(6)	(20)	(18)
Other expense, net	$(7)	$(1)	$(8)	$(4)

10.	Segment Information

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

Xcel Energy had equity investments in unconsolidated subsidiaries of $140 million as of both Sept. 30, 2018 and Dec. 31, 2017, included in the regulated natural gas utility segment.

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

(Millions of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended Sept. 30, 2018
Operating revenues from external customers	$2,802	$227	$19	$—	$3,048
Intersegment revenues	—	—	—	—	—
Total revenues	$2,802	$227	$19	$—	$3,048
Net income (loss)	$514	$9	$(32)	$—	$491

(Millions of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended Sept. 30, 2017
Operating revenues from external customers	$2,784	$214	$19	$—	$3,017
Intersegment revenues	—	—	—	—	—
Total revenues	$2,784	$214	$19	$—	$3,017
Net income (loss)	$503	$2	$(13)	$—	$492

(Millions of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Nine Months Ended Sept. 30, 2018
Operating revenues from external customers	$7,419	$1,181	$57	$—	$8,657
Intersegment revenues	1	1	—	(2)	—
Total revenues	$7,420	$1,182	$57	$(2)	$8,657
Net income (loss)	$997	$130	$(80)	$—	$1,047

(Millions of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Nine Months Ended Sept. 30, 2017
Operating revenues from external customers	$7,421	$1,130	$58	$—	$8,609
Intersegment revenues	1	1	—	(2)	—
Total revenues	$7,422	$1,131	$58	$(2)	$8,609
Net income (loss)	$925	$78	$(44)	$—	$959

11.	Earnings Per Share

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

Share-based compensation arrangements for which there is currently no dilutive impact to EPS include the following:

•	Equity awards subject to a performance condition; included in common shares outstanding when all necessary conditions for settlement have been satisfied by the end of the reporting period.

•	Liability awards subject to a performance condition; any portions settled in shares are included in common shares outstanding upon settlement.

The dilutive impact of common stock equivalents affecting EPS was as follows:

	Three Months Ended Sept. 30, 2018			Three Months Ended Sept. 30, 2017
(Amounts in millions, except per share data)	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Net income	$491	—	—	$492	—	—
Basic EPS:
Earnings available to common shareholders	491	510.4	$0.96	492	508.6	$0.97
Effect of dilutive securities:
Equity awards	—	0.4	—	—	0.6	—
Diluted EPS:
Earnings available to common shareholders	$491	510.8	$0.96	$492	509.2	$0.97

	Nine Months Ended Sept. 30, 2018			Nine Months Ended Sept. 30, 2017
(Amounts in millions, except per share data)	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Net income	$1,047	—	—	$959	—	—
Basic EPS:
Earnings available to common shareholders	1,047	509.7	$2.05	959	508.5	$1.89
Effect of dilutive securities:
Equity awards	—	0.4	—	—	0.6	—
Diluted EPS:
Earnings available to common shareholders	$1,047	510.1	$2.05	$959	509.1	$1.88

12.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended Sept. 30
	2018	2017	2018	2017
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$24	$23	$1	$1
Interest cost (a)	33	37	5	6
Expected return on plan assets (a)	(52)	(52)	(6)	(6)
Amortization of prior service credit (a)	(1)	(1)	(3)	(3)
Amortization of net loss (a)	27	27	2	1
Settlement charge (b)	59	—	—	—
Net periodic benefit cost (credit)	90	34	(1)	(1)
(Costs) credits not recognized due to the effects of regulation	(50)	(4)	1	—
Net benefit cost (credit) recognized for financial reporting	$40	$30	$—	$(1)

	Nine Months Ended Sept. 30
	2018	2017	2018	2017
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$71	$71	$1	$1
Interest cost (a)	100	110	16	18
Expected return on plan assets (a)	(157)	(157)	(19)	(18)
Amortization of prior service credit (a)	(3)	(1)	(8)	(8)
Amortization of net loss (a)	83	80	6	5
Settlement charge (b)	59	—	—	—
Net periodic benefit cost (credit)	153	103	(4)	(2)
(Costs) credits not recognized due to the effects of regulation	(51)	(12)	1	—
Net benefit cost (credit) recognized for financial reporting	$102	$91	$(3)	$(2)

(a)
The components of net periodic cost other than the service cost component are included in the line item “other expense, net” in the income statement or capitalized on the balance sheet as a regulatory asset.

(b)
A settlement charge is required when the amount of all lump-sum distributions during the year is greater than the sum of the service and interest cost components of the annual net periodic pension cost. In the third quarter of 2018 as a result of lump-sum distributions during the 2018 plan year, Xcel Energy recorded a total pension settlement charge of $59 million, the majority of which was not recognized due to the effects of regulation. A total of $6 million of that amount was recorded in other expense in the third quarter of 2018. In the fourth quarter of 2017 as a result of lump-sum distributions during the 2017 plan year, Xcel Energy recorded a total pension settlement charge of $81 million, the majority of which was not recognized due to the effects of regulation. A total of $8 million of that amount was expensed in the fourth quarter of 2017.

In January 2018, contributions of $150 million were made across four of Xcel Energy’s pension plans. Xcel Energy does not expect additional pension contributions during 2018.

13.	Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, for the three and nine months ended Sept. 30, 2018 and 2017 were as follows:

	Three Months Ended Sept. 30, 2018
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at June 30	$(57)	$(65)	$(122)
Other comprehensive loss before reclassifications	—	(2)	(2)
Losses reclassified from net accumulated other comprehensive loss	1	4	5
Net current period other comprehensive income	1	2	3
Accumulated other comprehensive loss at Sept. 30	$(56)	$(63)	$(119)

	Three Months Ended Sept. 30, 2017
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at June 30	$(50)	$(57)	$(107)
Losses reclassified from net accumulated other comprehensive loss	1	1	2
Net current period other comprehensive income	1	1	2
Accumulated other comprehensive loss at Sept. 30	$(49)	$(56)	$(105)

	Nine Months Ended Sept. 30, 2018
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(58)	$(67)	$(125)
Other comprehensive loss before reclassifications	—	(2)	(2)
Losses reclassified from net accumulated other comprehensive loss	2	6	8
Net current period other comprehensive income	2	4	6
Accumulated other comprehensive loss at Sept. 30	$(56)	$(63)	$(119)

	Nine Months Ended Sept. 30, 2017
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(51)	$(59)	$(110)
Losses reclassified from net accumulated other comprehensive loss	2	3	5
Net current period other comprehensive income	2	3	5
Accumulated other comprehensive loss at Sept. 30	$(49)	$(56)	$(105)

Reclassifications from accumulated other comprehensive loss for the three and nine months ended Sept. 30, 2018 and 2017 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Millions of Dollars)	Three Months Ended Sept. 30, 2018		Three Months Ended Sept. 30, 2017
Losses on cash flow hedges:
Interest rate derivatives	$1	(a)	$2	(a)
Total, pre-tax	1		2
Tax benefit	—		(1)
Total, net of tax	1		1
Defined benefit pension and postretirement losses:
Amortization of net loss	6	(b)	2	(b)
Total, pre-tax	6		2
Tax benefit	(2)		(1)
Total, net of tax	4		1
Total amounts reclassified, net of tax	$5		$2

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Millions of Dollars)	Nine Months Ended Sept. 30, 2018		Nine Months Ended Sept. 30, 2017
Losses on cash flow hedges:
Interest rate derivatives	$3	(a)	$4	(a)
Total, pre-tax	3		4
Tax benefit	(1)		(2)
Total, net of tax	2		2
Defined benefit pension and postretirement losses:
Amortization of net loss	8	(b)	5	(b)
Total, pre-tax	8		5
Tax benefit	(2)		(2)
Total, net of tax	6		3
Total amounts reclassified, net of tax	$8		$5

(a)	Included in interest charges

(b)	Included in the computation of net periodic pension and postretirement benefit costs. See Note 12 to the consolidated financial statements for details regarding these benefit plans.

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

	Three Months Ended Sept. 30, 2018
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$890	$116	$10	$1,016
Commercial and industrial (C&I)	1,408	58	5	1,471
Other	35	—	1	36
Total retail	2,333	174	16	2,523
Wholesale	207	—	—	207
Transmission	143	—	—	143
Other	17	25	—	42
Total revenue from contracts with customers	2,700	199	16	2,915
Alternative revenue and other	102	28	3	133
Total revenues	$2,802	$227	$19	$3,048

	Three Months Ended Sept. 30, 2017
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$835	$114	$10	$959
C&I	1,445	59	6	1,510
Other	36	—	1	37
Total retail	2,316	173	17	2,506
Wholesale	194	—	—	194
Transmission	136	—	—	136
Other	31	20	—	51
Total revenue from contracts with customers	2,677	193	17	2,887
Alternative revenue and other	107	21	2	130
Total revenues	$2,784	$214	$19	$3,017

	Nine Months Ended Sept. 30, 2018
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$2,255	$663	$28	$2,946
C&I	3,726	347	17	4,090
Other	101	—	5	106
Total retail	6,082	1,010	50	7,142
Wholesale	589	—	—	589
Transmission	398	—	—	398
Other	80	76	—	156
Total revenue from contracts with customers	7,149	1,086	50	8,285
Alternative revenue and other	270	95	7	372
Total revenues	$7,419	$1,181	$57	$8,657

	Nine Months Ended Sept. 30, 2017
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$2,174	$651	$27	$2,852
C&I	3,836	339	19	4,194
Other	101	—	4	105
Total retail	6,111	990	50	7,151
Wholesale	547	—	—	547
Transmission	383	—	—	383
Other	83	68	—	151
Total revenue from contracts with customers	7,124	1,058	50	8,232
Alternative revenue and other	297	72	8	377
Total revenues	$7,421	$1,130	$58	$8,609

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed herein, are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including our 2018 earnings per share guidance, the TCJA’s impact to Xcel Energy and its customers, long-term earnings per share and dividend growth rate, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q and in other securities filings (including Xcel Energy’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2017, and subsequent securities filings), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: changes in environmental laws and regulations; unusual weather and climate change, including compliance with any accompanying legislative and regulatory changes; ability of subsidiaries to recover costs from customers; actions of credit rating agencies; general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of Xcel Energy Inc. and its subsidiaries to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; our subsidiaries’ ability to make dividend payments; tax laws; operational safety, including our nuclear generation facilities; successful long-term operational planning; commodity risks associated with energy markets and production; costs of potential regulatory penalties; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; fuel costs; and employee work force factors.

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

Earnings Adjusted for Certain Items (Ongoing Earnings and Diluted EPS)

Ongoing earnings reflect adjustments to GAAP earnings (net income) for certain items. Ongoing diluted EPS is calculated by dividing the net income or loss attributable to the controlling interest of each subsidiary, adjusted for certain items, by the weighted average fully diluted Xcel Energy Inc. common shares outstanding for the period. We use these non-GAAP financial measures to evaluate and provide details of Xcel Energy’s core earnings and underlying performance. We believe these measurements are useful to investors to evaluate the actual and projected financial performance and contribution of our subsidiaries. For the three and nine months ended Sept. 30, 2018 and 2017, there were no such adjustments to GAAP earnings and therefore GAAP earnings equal ongoing earnings for these periods.

Results of Operations

The only common equity securities that are publicly traded are common shares of Xcel Energy Inc. The diluted earnings and EPS of each subsidiary discussed below do not represent a direct legal interest in the assets and liabilities allocated to such subsidiary but rather represent a direct interest in our assets and liabilities as a whole.

The following table summarizes GAAP and ongoing diluted EPS for Xcel Energy:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
Diluted Earnings (Loss) Per Share	2018	2017	2018	2017
PSCo	$0.41	$0.37	$0.91	$0.78
NSP-Minnesota	0.39	0.45	0.79	0.81
SPS	0.16	0.13	0.34	0.25
NSP-Wisconsin	0.06	0.04	0.15	0.12
Equity earnings of unconsolidated subsidiaries	0.01	0.01	0.03	0.03
Regulated utility (a)	1.03	1.00	2.22	1.98
Xcel Energy Inc. and other	(0.07)	(0.03)	(0.17)	(0.10)
Total	$0.96	$0.97	$2.05	$1.88

(a) Amounts may not add due to rounding.

Summary of Earnings

Explanations for operating company results below exclude the offsetting impacts on sales, depreciation and amortization expense and income tax expense of the TCJA.

Xcel Energy — Xcel Energy’s earnings decreased $0.01 per share for the third quarter of 2018 and increased $0.17 per share year-to-date. Earnings for the third quarter of 2018 were lower as increased electric and natural gas margins (excluding the impact of the TCJA) which reflects favorable weather compared to last year and sales growth, and increased allowance for funds used during construction (AFUDC), were offset by higher depreciation expenses, operating and maintenance (O&M) expenses and interest expense.

PSCo — Earnings increased $0.04 per share for the third quarter of 2018 and increased $0.13 per share year-to-date. The year-to-date increase in earnings was driven by higher natural gas margins largely due to the impact of a natural gas rate increase, higher electric margins reflecting favorable weather and sales growth, and increased AFUDC primarily related to the Rush Creek wind project. These items were partially offset by higher O&M expenses, interest charges, depreciation expense and property taxes.

NSP-Minnesota — Earnings decreased $0.06 per share for the third quarter of 2018 and decreased $0.02 per share year-to-date. The year-to-date decrease reflects higher depreciation expense due to increased invested capital and O&M expenses, partially offset by higher electric and natural gas margins due to favorable weather.

SPS — Earnings increased by $0.03 per share for the third quarter of 2018 and increased $0.09 per share year-to-date. The year-to-date increase was primarily due to higher electric margins reflecting favorable weather and sales growth, AFUDC related to the Hale County wind project, timing of O&M expenses, and lower interest expense, partially offset by higher depreciation expense.

NSP-Wisconsin — Earnings increased by $0.02 per share for the third quarter of 2018 and increased $0.03 per share year-to-date. The year-to-date increase was largely due to higher electric and natural gas rates and the impact of favorable weather and sales growth, partially offset by additional depreciation expense related to higher invested capital.

Xcel Energy Inc. and other — Xcel Energy Inc. and other, which primarily includes financing costs at the holding company and other smaller items, decreased by $0.04 per share for the third quarter of 2018 and decreased by $0.07 per share year-to-date. The decrease in earnings was primarily related to the impact of the TCJA as well as higher debt levels.

Changes in GAAP and Ongoing Diluted EPS

The following table summarizes significant components contributing to the changes in 2018 EPS compared with the same period in 2017:

Diluted Earnings (Loss) Per Share	Three Months Ended Sept. 30	Nine Months Ended Sept. 30
GAAP and ongoing diluted EPS — 2017	$0.97	$1.88

Components of change — 2018 vs. 2017
Higher electric margins (excluding TCJA impacts) (a)	0.10	0.21
Higher natural gas margins (excluding TCJA impacts) (a)	0.03	0.10
Higher AFUDC — equity	0.01	0.05
Higher depreciation and amortization (excluding TCJA impacts) (a)	(0.03)	(0.06)
Higher O&M expenses	(0.07)	(0.05)
Higher ETR (excluding TCJA impacts) (a)	(0.03)	(0.04)
Higher interest charges	(0.01)	(0.03)
Other (net)	(0.01)	(0.01)
GAAP and ongoing diluted EPS — 2018	$0.96	$2.05

(a) Estimated net impact of the TCJA, which includes assumptions regarding future outcome of pending regulatory proceedings:
Income tax — rate change and ARAM (net of deferral)	$0.25	$0.46
Electric margin reductions (net)	(0.15)	(0.31)
Natural gas margin reductions (net)	(0.01)	(0.03)
Depreciation and amortization reductions (Colorado prepaid pension)	(0.07)	(0.07)
Holding company — interest expense	(0.01)	(0.04)
Total	$0.01	$0.01

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

Normal weather conditions are defined as either the 20-year or 30-year average of actual historical weather conditions. The historical period of time used in the calculation of normal weather differs by jurisdiction, based on regulatory practice. To calculate the impact of weather on demand, a demand factor is applied to the weather impact on sales. Extreme weather variations, windchill and cloud cover may not be reflected in weather-normalized estimates.

The percentage increase (decrease) in normal and actual HDD, CDD and THI is provided in the following table:

	Three Months Ended Sept. 30			Nine Months Ended Sept. 30
	2018 vs. Normal	2017 vs. Normal	2018 vs. 2017	2018 vs. Normal	2017 vs. Normal	2018 vs. 2017
HDD	(18.2)%	(16.5)%	(5.6)%	(0.3)%	(13.6)%	14.2%
CDD	14.8	5.3	2.4	27.1	5.9	21.4
THI	18.2	(11.6)	35.7	38.4	(10.6)	57.0

Weather — The following table summarizes the estimated impact of temperature variations on EPS compared with normal weather conditions:

	Three Months Ended Sept. 30			Nine Months Ended Sept. 30
	2018 vs. Normal	2017 vs. Normal	2018 vs. 2017	2018 vs. Normal	2017 vs. Normal	2018 vs. 2017
Retail electric	$0.043	$(0.011)	$0.054	$0.110	$(0.032)	$0.142
Firm natural gas	—	—	—	0.003	(0.020)	0.023
Total (before adjustments for decoupling)	$0.043	$(0.011)	$0.054	$0.113	$(0.052)	$0.165
Decoupling – Minnesota	(0.018)	0.015	(0.033)	(0.050)	0.023	(0.073)
Total (adjusted for decoupling)	$0.025	$0.004	$0.021	$0.063	$(0.029)	$0.092

Sales Growth (Decline) — The following tables summarize Xcel Energy and its subsidiaries’ sales growth (decline) for actual and weather-normalized sales in 2018 compared to the same period in 2017:

	Three Months Ended Sept. 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Actual
Electric residential	3.8%	8.2%	5.4%	8.4%	6.1%
Electric commercial and industrial	1.6	2.0	6.2	4.9	3.1
Total retail electric sales	2.3	3.8	6.0	5.8	3.9
Firm natural gas sales	(1.5)	0.6	N/A	(0.3)	(0.8)

	Three Months Ended Sept. 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Weather-normalized
Electric residential	3.9%	(0.2)%	(0.2)%	2.0%	1.5%
Electric commercial and industrial	1.4	(0.3)	4.8	3.4	1.7
Total retail electric sales	2.2	(0.3)	3.8	3.0	1.6
Firm natural gas sales	1.3	(1.3)	N/A	(1.8)	0.3

	Nine Months Ended Sept. 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Actual
Electric residential	3.1%	7.8%	8.2%	7.5%	6.0%
Electric commercial and industrial	1.3	1.9	5.6	4.2	2.8
Total retail electric sales	1.9	3.6	6.1	5.1	3.7
Firm natural gas sales	7.2	17.3	N/A	17.0	11.0

	Nine Months Ended Sept. 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Weather-normalized
Electric residential	1.5%	(0.4)%	0.8%	(0.1)%	0.5%
Electric commercial and industrial	1.0	(0.1)	4.6	3.0	1.6
Total retail electric sales	1.1	(0.2)	3.9	2.1	1.3
Firm natural gas sales	2.2	1.0	N/A	2.7	1.9

Weather-normalized Electric Sales Growth (Decline) — Year-To-Date

•
PSCo’s higher residential sales growth reflects strong customer additions. Commercial and industrial (C&I) growth was due to both an increase in customers and higher average use per customer for small and large C&I customers predominately from the fabricated metal, food products and metal mining industries.

•
NSP-Minnesota’s residential sales decrease was a result of lower use per customer, partially offset by customer growth. The slight decline in C&I sales was a result of an increase in customers offset by lower use per customer.

•	SPS’ residential sales grew largely due to higher use per customer and customer additions. The increase in C&I sales was driven by the oil and natural gas industry in the Permian Basin.

•
NSP-Wisconsin’s slight residential sales decline was primarily attributable to lower use per customer partially offset by customer additions. C&I growth was largely due to higher use per large customer, customer additions and increased sales to small and large sand mining customers and large customers in the energy industries.

Weather-normalized Natural Gas Sales Growth — Year-To-Date

•	Higher natural gas sales reflect an increase in the number of customers combined with increasing customer use.

Electric Revenues and Margin

Electric revenues and fuel and purchased power expenses are impacted by fluctuations in the price of natural gas, coal and uranium used in the generation of electricity. However, these price fluctuations have minimal impact on electric margin due to fuel recovery mechanisms that recover fuel expenses. In addition, electric customers receive a credit for PTCs that are generated in a particular period. The following table details the electric revenues and margin:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(Millions of Dollars)	2018	2017	2018	2017
Electric revenues before impact of the TCJA	$2,909	$2,784	$7,665	$7,421
Electric fuel and purchased power before impact of the TCJA	(1,044)	(1,006)	(2,917)	(2,850)
Electric margin before impact of the TCJA	$1,865	$1,778	$4,748	$4,571
Impact of the TCJA (offset as a reduction in income tax expense)	(103)	—	(236)	—
Electric margin	$1,762	$1,778	$4,512	4,571

The following tables summarize the components of the changes in electric revenues and electric margin:

Electric Revenues

(Millions of Dollars)	Three Months Ended Sept. 30, 2018 vs. 2017	Nine Months Ended Sept. 30, 2018 vs. 2017
Trading	$23	$69
Estimated impact of weather (net of Minnesota decoupling)	18	57
Transmission revenue	16	46
Retail sales growth (including Minnesota decoupling and sales true-up)	21	35
Retail rate increase (Wisconsin, Texas and Michigan)	8	17
Non-fuel riders	3	13
Fuel and purchased power cost recovery	23	—
Other (net)	13	7
Total increase in electric revenues before impact of the TCJA	$125	$244
Impact of the TCJA (offset as a reduction in income tax expense)	(107)	(246)
Total increase (decrease) in electric revenues	$18	$(2)

Electric Margin

(Millions of Dollars)	Three Months Ended Sept. 30, 2018 vs. 2017	Nine Months Ended Sept. 30, 2018 vs. 2017
Estimated impact of weather (net of Minnesota decoupling)	$18	$57
Retail sales growth (including Minnesota decoupling and sales true-up)	21	35
Purchased capacity costs	11	34
Wholesale transmission revenue (net)	13	19
Retail rate increase (Wisconsin, Texas and Michigan)	8	17
Non-fuel riders	3	13
Wisconsin fuel recovery	6	1
Other (net)	7	1
Total increase in electric margin before impact of the TCJA	$87	$177
Impact of the TCJA (offset as a reduction in income tax expense)	(103)	(236)
Total decrease in electric margin	$(16)	$(59)

Natural Gas Revenues and Margin

Total natural gas expense varies with changing sales and the cost of natural gas. However, fluctuations in the cost of natural gas has minimal impact on natural gas margin due to natural gas cost recovery mechanisms. The following table details natural gas revenues and margin:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(Millions of Dollars)	2018	2017	2018	2017
Natural gas revenues before impact of the TCJA	$233	$214	$1,207	$1,130
Cost of natural gas sold and transported	(58)	(64)	(537)	(543)
Natural gas margin before impact of the TCJA	$175	$150	$670	$587
Impact of the TCJA (offset as a reduction in income tax expense)	(6)	—	(26)	—
Natural gas margin	$169	$150	$644	$587

The following tables summarize the components of the changes in natural gas revenues and natural gas margin:

Natural Gas Revenues

(Millions of Dollars)	Three Months Ended Sept. 30, 2018 vs. 2017	Nine Months Ended Sept. 30, 2018 vs. 2017
Retail rate increase (Colorado, Wisconsin and Michigan)	$17	$41
Estimated impact of weather	—	18
Infrastructure and integrity riders	6	14
Conservation revenue (offset by expenses)	—	3
Sales growth	—	3
Purchased natural gas adjustment clause recovery	(5)	(5)
Other (net)	1	3
Total increase in natural gas revenues before impact of the TCJA	$19	$77
Impact of the TCJA (offset as a reduction in income tax expense)	(6)	(26)
Total increase in natural gas revenues	$13	$51

Natural Gas Margin

(Millions of Dollars)	Three Months Ended Sept. 30, 2018 vs. 2017	Nine Months Ended Sept. 30, 2018 vs. 2017
Retail rate increase (Colorado, Wisconsin and Michigan)	$17	$41
Estimated impact of weather	—	18
Infrastructure and integrity riders	6	14
Sales growth	—	3
Conservation revenue (offset by expenses)	—	3
Other (net)	2	4
Total increase in natural gas margin before impact of the TCJA	$25	$83
Impact of the TCJA (offset as a reduction in income tax expense)	(6)	(26)
Total increase in natural gas margin	$19	$57

Non-Fuel Operating Expenses and Other Items

O&M Expenses — O&M expenses increased $57 million, or 10.6 percent, for the third quarter of 2018 and increased $41 million, or 2.4 percent, year-to-date. The significant changes are summarized in the table below:

(Millions of Dollars)	Three Months Ended Sept. 30, 2018 vs. 2017	Nine Months Ended Sept. 30, 2018 vs. 2017
Business systems and contract labor	$18	$33
Distribution costs	13	13
Natural gas systems damage prevention and other remediation	12	8
Plant generation costs	4	2
Nuclear plant operations and amortization	—	(16)
Other (net)	10	1
Total increase in O&M expenses	$57	$41

•
Business systems and contract labor costs increased due to growing network and storage needs, cybersecurity initiatives, to support our customer strategy, and various projects and initiatives to improve business processes;

•	Distribution costs reflect high maintenance expenses, including vegetation management; and

•	Nuclear plant operations and amortization expenses are lower largely reflecting expense timing, savings initiatives and reduced refueling outage costs.

Conservation and DSM Expenses — Conservation and DSM expenses increased $3 million, or 4.1 percent, for the third quarter of 2018 and increased $10 million, or 4.9 percent, year-to-date. The year-to-date increase was primarily due to increases in conservation programs to help customers reduce energy use. Conservation and DSM expenses are generally recovered concurrently through riders and base rates. Timing of recovery may not correspond to the period in which costs were incurred.

Depreciation and Amortization — Depreciation and amortization increased $69 million, or 18.6 percent, for the third quarter of 2018 and increased $97 million, or 8.8 percent, year-to-date. The increase was primarily driven by capital expenditures due to planned system investments and additional amortization of a prepaid pension asset in Colorado related to the electric TCJA settlement, which is offset by lower income taxes (approximately $46 million year-to-date).

Taxes (Other than Income Taxes) — Taxes (other than income taxes) increased $1 million, or 0.7 percent, for the third quarter of 2018 and increased $6 million, or 1.5 percent, year-to-date. The increase was primarily due to higher property taxes in Colorado.

AFUDC, Equity and Debt — AFUDC increased $8 million for the third quarter of 2018 and $35 million year-to-date. The increase was primarily due to the Rush Creek and Hale wind projects and other capital investments.

Interest Charges — Interest charges increased $9 million, or 5.4 percent, for the third quarter of 2018 and increased $25 million, or 5.0 percent, year-to-date. The increase was related to higher debt levels to fund capital investments, partially offset by refinancings at lower interest rates.

Income Taxes — Income tax expense decreased $132 million for the third quarter of 2018 compared with the same period in 2017. The decrease was primarily driven by a lower federal tax rate due to the TCJA and lower pretax earnings, an increase in plant-related regulatory differences related to ARAM (net of deferrals) and an increase in investment tax credits. The ETR was 12.9 percent for the third quarter of 2018 compared with 29.4 percent for the same period in 2017.

Income tax expense decreased $237 million for the first nine months of 2018 compared with the same period in 2017. The decrease was primarily driven by a lower federal tax rate due to the TCJA and lower pretax earnings, an increase in plant-related regulatory differences related to ARAM (net of deferrals) and an increase in investment tax credits. The ETR was 15.2 percent for the first nine months of 2018 compared with 30.7 percent for the same period in 2017.

Public Utility Regulation

Except to the extent noted below and in Note 5 to the consolidated financial statements, the circumstances set forth in Public Utility Regulation included in Item 1 of Xcel Energy Inc.’s Annual Report on Form 10-K for the year ended Dec. 31, 2017 and in Item 2 of Xcel Energy Inc.’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2018 and June 30, 2018, appropriately represent, in all material respects, the current status of public utility regulation and are incorporated herein by reference.

NSP-Minnesota

Wind Development — In 2017, the MPUC approved NSP-Minnesota’s proposal to add 1,550 megawatts (MW) of new wind generation including ownership of 1,150 MW of wind generation.

Additionally, in April 2018, the MPUC approved NSP-Minnesota’s petition to build and own the Dakota Range, a 300 MW wind project in South Dakota. The project is expected to be placed into service by the end of 2021 and qualify for 80 percent of the PTC. NSP-Minnesota’s total capital investment for the Dakota Range is expected to be approximately $350 million.

In September 2018, NSP-Minnesota reached a settlement with the NDPSC Staff for these wind development projects. The settlement agreement is subject to NDPSC approval. A NDPSC decision is expected to be received by the end of 2018 or during the first quarter of 2019.

Minnesota State Right-Of-First Refusal (ROFR) Statute Complaint — In September 2017, LSP Transmission Holdings, LLC (LSP Transmission) filed a complaint in the U.S. District Court for the District of Minnesota (Minnesota District Court) against the Minnesota Attorney General, the MPUC and the Department of Commerce. The complaint was in response to MISO assigning NSP-Minnesota and ITC Midwest, LLC to jointly own a new 345 kilovolts (KV) transmission line from near Mankato, Minnesota to Winnebago, Minnesota. The project was estimated by MISO to cost $108 million. The project was assigned to NSP-Minnesota and ITC Midwest as the incumbent utilities, consistent with a Minnesota state ROFR statute. The complaint challenged the constitutionality of the state ROFR statute and is seeking declaratory judgment that the statute violates the Commerce Clause of the U.S. Constitution and should not be enforced. The Minnesota state agencies and NSP-Minnesota filed motions to dismiss. In June 2018, the Minnesota District Court granted the defendants’ motions to dismiss with prejudice. LSP Transmission filed an appeal to the 8th Circuit Court of Appeals in July 2018. It is uncertain when a decision will be rendered regarding this appeal.

Nuclear Power Operations

NSP-Minnesota owns two nuclear generating plants: the Monticello plant and the PI plant. See Note 14 to the consolidated financial statements of Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2017 for further discussion regarding the nuclear generating plants. The circumstances set forth in Nuclear Power Operations included in Item 2 of Xcel Energy Inc.’s Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2018 and June 30, 2018, appropriately represent, in all material respects, the current status of nuclear power operations, and are incorporated herein by reference.

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

In 2015, the PSCW approved a CPCN and route for the project. Construction is nearing completion and the project is expected to be placed-in-service in December 2018.

PSCo

Colorado Energy Plan (CEP) — In September 2018, the CPUC issued a written order approving PSCo’s preferred CEP portfolio, which included the retirement of the two coal-fired generation units, Comanche Unit 1 (in 2022) and Comanche Unit 2 (in 2025), and the following additions:

	Total Capacity	PSCo's Ownership
Wind generation	1,100 MW	500 MW
Solar generation	700 MW	—
Battery storage	275 MW	—
Natural gas generation	380 MW	380 MW

PSCo is required to file for a CPCN for the owned wind generation, the purchase of the natural gas generation facility and the transmission investment, which is anticipated for later this year. PSCo’s investment is expected to be approximately $1 billion, including investments in required transmission to support the significant increase in renewable generation in the state.

EVRAZ — In October 2018, the CPUC approved the application for an agreement with EVRAZ, a steelmaker in Colorado, to stabilize its rates for over 23 years through a specific customer contract and the development of a 240 MW, customer-sited solar facility. EVRAZ is PSCo’s largest customer and sought a long-term solution from state and local authorities in order to maintain and grow its operations in Colorado.

Boulder, Colorado Municipalization — In 2011, City of Boulder, Colorado (Boulder) voters passed a ballot measure authorizing the formation of an electric municipal utility, subject to certain conditions. Since that time, there have been various legal proceedings in multiple venues with jurisdiction over Boulder’s plan. In 2014, the Boulder City Council passed an ordinance to establish an electric utility. PSCo challenged the formation of this utility as premature and the Colorado Court of Appeals ruled in PSCo’s favor, vacating a lower court decision. In June 2018, the Colorado Supreme Court rejected Boulder’s request to dismiss the case and remanded it to Boulder District Court where the litigation process has started.

Boulder has filed multiple separation applications with the CPUC, which have been challenged by PSCo and other intervenors. In September 2017, the CPUC issued a written decision, agreeing with several key aspects of PSCo’s position. The CPUC approved the designation of some electrical distribution assets for transfer, subject to Boulder completing certain filings. Those filings are due to be submitted in the fourth quarter of 2018. Boulder does not have authorization from the CPUC to initiate a condemnation proceeding at this time.

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
In October 2017, the PUCT issued an order finding that SPS does not possess an exclusive right to construct and operate transmission facilities within its service area. In January 2018, SPS and two other parties filed appeals of the PUCT’s order in the Texas State District Court. In September 2018, the District Court affirmed the PUCT’s ROFR order. SPS plans to file an appeal in the fourth quarter of 2018.

Summary of Recent Federal Regulatory Developments

FERC

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, hydro facility licensing, natural gas transportation, asset transactions and mergers, accounting practices and certain other activities of Xcel Energy Inc.’s utility subsidiaries and transmission-only subsidiaries, including enforcement of North American Electric Reliability Corporation mandatory electric reliability standards. State and local agencies have jurisdiction over many of Xcel Energy Inc.’s utility subsidiaries’ activities, including regulation of retail rates and environmental matters. See additional discussion in the summary of recent federal regulatory developments and public utility regulation sections of the Xcel Energy Inc. Annual Report on Form 10-K for the year ended Dec. 31, 2017 and Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2018 and June 30, 2018. In addition to the matters discussed in this section, see Note 5 to the consolidated financial statements for a discussion of other regulatory matters.

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

In October 2018, the FERC issued an order addressing the four complaint proceedings involving the NETOs base ROE, including the case in which the DC Circuit vacated and remanded Opinion No. 531. Under a new approach, the FERC intends to dismiss an ROE complaint if the targeted utility’s existing ROE falls within the range of presumptively just and reasonable ROEs for a utility of its risk profile, unless that presumption is sufficiently rebutted. The new approach establishes a composite zone of reasonableness based on equal weighting of the Discounted Cash Flows (DCF), Capital Asset Pricing Model (CAPM), and expected earnings models.

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

At Sept. 30, 2018, the fair values by source for net commodity trading contract assets were as follows:

	Futures / Forwards
(Millions of Dollars)	Source of Fair Value	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity Greater Than 5 Years	Total Futures/ Forwards Fair Value
NSP-Minnesota	1	$3	$6	$—	$—	$9
NSP-Minnesota	2	1	1	—	3	5
PSCo	2	1	—	—	—	1
		$5	$7	$—	$3	$15

	Options
(Millions of Dollars)	Source of Fair Value	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity Greater Than 5 Years	Total Futures/ Forwards Fair Value
NSP-Minnesota	2	$—	$3	$—	$—	$3
		$—	$3	$—	$—	$3
1 — Prices actively quoted or based on actively quoted prices.
2 — Prices based on models and other valuation methods.

Changes in the fair value of commodity trading contracts before the impacts of margin-sharing mechanisms were as follows:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2018	2017
Fair value of commodity trading net contract assets outstanding at Jan. 1	$16	$10
Contracts realized or settled during the period	(8)	(9)
Commodity trading contract additions and changes during the period	10	14
Fair value of commodity trading net contract assets outstanding at Sept. 30	$18	$15

At Sept. 30, 2018, a 10 percent increase in market prices for commodity trading contracts would increase pretax income from continuing operations by approximately $1 million, whereas a 10 percent decrease would decrease pretax income from continuing operations by approximately $1 million. At Sept. 30, 2017, a 10 percent increase in market prices for commodity trading contracts would increase pretax income from continuing operations by approximately $1 million, whereas a 10 percent decrease would decrease pretax income from continuing operations by approximately $1 million.

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

The VaRs for the NSP-Minnesota and PSCo commodity trading operations, calculated on a consolidated basis using a Monte Carlo simulation with a 95 percent confidence level and a one-day holding period, were as follows:

(Millions of Dollars)	Three Months Ended Sept. 30	VaR Limit	Average	High	Low
2018	$0.19	$3.00	$0.20	$0.50	$0.08
2017	0.07	3.00	0.13	0.63	0.03

Nuclear Fuel Supply — NSP-Minnesota is scheduled to take delivery of approximately 61 percent of its 2018 and approximately 24 percent of its 2019 enriched nuclear material requirements from sources that could be impacted by events in Ukraine and extended sanctions against Russia. Alternate potential sources are expected to provide the flexibility to manage NSP-Minnesota’s nuclear fuel supply to ensure that plant availability and reliability will not be negatively impacted in the near-term. Long-term, through 2024, NSP-Minnesota is scheduled to take delivery of approximately 34 percent of its average enriched nuclear material requirements from sources that could be impacted by events in Ukraine and extended sanctions against Russia. NSP-Minnesota is closely following the progression of these events and will periodically assess if further actions are required to assure a secure supply of enriched nuclear material.

Separately, NSP-Minnesota had enriched nuclear fuel materials in process with Westinghouse Electric Corporation (Westinghouse). Westinghouse filed for Chapter 11 bankruptcy protection in March 2017.  NSP-Minnesota owned materials in Westinghouse’s inventory and had contracts in place under which Westinghouse agreed to provide certain services in the 2018 PI outage. Westinghouse also agreed to provide nuclear fuel assemblies for the 2018 PI outage under its nuclear fuel fabrication contract.  Westinghouse announced on Jan. 4, 2018 it agreed to be acquired by Brookfield Business Partners LP (Brookfield) and other institutional partners.  Brookfield’s acquisition of Westinghouse closed on Aug. 1, 2018. In connection with the acquisition, Brookfield assumed Westinghouse’s contracts with  NSP-Minnesota.  Based on Brookfield’s assumption of Westinghouse’s contracts, NSP-Minnesota does not expect Westinghouse’s bankruptcy or its assignment of NSP-Minnesota’s contracts to Brookfield to materially impact NSP-Minnesota’s operational or financial performance.

Interest Rate Risk — Xcel Energy is subject to the risk of fluctuating interest rates in the normal course of business. Xcel Energy’s risk management policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives such as swaps, caps, collars and put or call options.

At Sept. 30, 2018 and 2017, a 100-basis-point change in the benchmark rate on Xcel Energy’s variable rate debt would impact pretax interest expense annually by approximately $5 million and $6 million, respectively. See Note 8 to the consolidated financial statements for a discussion of Xcel Energy Inc. and its subsidiaries’ interest rate derivatives.

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

At Sept. 30, 2018, a 10 percent increase in commodity prices would have resulted in an increase in credit exposure of $33 million, while a decrease in prices of 10 percent would have resulted in a decrease in credit exposure of $8 million. At Sept. 30, 2017, a 10 percent increase in commodity prices would have resulted in an increase in credit exposure of $18 million, while a decrease in prices of 10 percent would have resulted in an increase in credit exposure of $2 million.

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

Commodity derivative assets and liabilities assigned to Level 3 typically consist of FTRs, as well as forwards and options that are long-term in nature. Level 3 commodity derivative assets and liabilities represent 2.1 percent and 4.8 percent of total assets and liabilities, respectively, measured at fair value at Sept. 30, 2018.

Determining the fair value of FTRs requires numerous management forecasts that vary in observability, including various forward commodity prices, retail and wholesale demand, generation and resulting transmission system congestion. Given the limited transparency in the auction process, fair value measurements for FTRs have been assigned a Level 3. Level 3 commodity derivatives assets and liabilities included $44 million and $1 million of estimated fair values, respectively, for FTRs held at Sept. 30, 2018.

Determining the fair value of certain commodity forwards and options can require management to make use of subjective price and volatility forecasts which extend to periods beyond those readily observable on active exchanges or quoted by brokers. When less observable forward price and volatility forecasts are significant to determining the value of commodity forwards and options, these instruments are assigned to Level 3. There were $5 million in Level 3 commodity derivative assets and $2 million of liabilities for options held at Sept. 30, 2018. There were $2 million of Level 3 derivative assets held as forwards at Sept. 30, 2018.

Liquidity and Capital Resources

Cash Flows

	Nine Months Ended Sept. 30
(Millions of Dollars)	2018	2017
Cash provided by operating activities	$2,493	$2,367

Net cash provided by operating activities increased $126 million for the nine months ended Sept. 30, 2018 compared with the nine months ended Sept. 30, 2017. The increase was primarily due to the timing of recovery of certain electric and natural gas riders and vendor payments, partially offset by net income, excluding amounts related to non-cash operating activities (e.g., depreciation and deferred tax expense) and the timing of customer refunds.

	Nine Months Ended Sept. 30
(Millions of Dollars)	2018	2017
Cash used in investing activities	$(2,706)	$(2,239)

Net cash used in investing activities increased $467 million for the nine months ended Sept. 30, 2018 compared with the nine months ended Sept. 30, 2017. The increase was primarily attributable to higher capital expenditures related to the Rush Creek and Hale wind generation facilities and transmission investments.

	Nine Months Ended Sept. 30
(Millions of Dollars)	2018	2017
Cash provided by (used in) financing activities	$343	$(45)

Net cash provided by financing activities increased $388 million for the nine months ended Sept. 30, 2018 compared with the nine months ended Sept. 30, 2017. The increase was primarily attributable to the issuances of common stock and lower repayments of previously existing long-term debt to fund capital investment, partially offset by higher net repayments of short-term borrowings.

Capital Requirements

Xcel Energy expects to meet future financing requirements by periodically issuing short-term debt, long-term debt, common stock, hybrid and other securities to maintain desired capitalization ratios.

Regulation of Derivatives — In 2010, financial reform legislation was passed that provides for the regulation of derivative transactions amongst other provisions. The Commodity Futures Trading Commission ruled that swap dealing activity conducted by entities for the preceding 12 months under a notional limit, initially set at $8 billion, will fall under the general de minimis threshold and will not subject an entity to registering as a swap dealer. The de minimis threshold is scheduled to be reduced to $3 billion at the end of 2019. In June 2018, the CFTC proposed to make the $8 billion threshold permanent. The ruling on this proposal is set to conclude prior to the end of 2019. Xcel Energy’s current and projected swap activity is well below these de minimis thresholds. The bill also contains provisions that exempt certain derivatives end users from much of the clearing and margin requirements and Xcel Energy’s Board of Directors has renewed the end-user exemption on an annual basis. Xcel Energy currently meets its reporting requirements and transaction restrictions.

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

Short-Term Investments — Xcel Energy Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS maintain cash operating and short-term investment accounts. At Sept. 30, 2018, approximately $152 million of cash was held in these accounts.

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

In addition, Xcel Energy Inc. entered into a $500 million 364-day term loan in December 2017. As of Sept. 30, 2018, $250 million of borrowings remain outstanding with no additional borrowing capacity.

As of Oct. 22, 2018, Xcel Energy Inc. and its utility subsidiaries had the following committed credit facilities available to meet liquidity needs:

(Millions of Dollars)	Credit Facility (a)	Drawn (b)	Available	Cash	Liquidity
Xcel Energy Inc.	$1,250	$353	$897	$1	$898
PSCo	700	42	658	1	659
NSP-Minnesota	500	122	378	1	379
SPS	400	92	308	1	309
NSP-Wisconsin	150	9	141	1	142
Total	$3,000	$618	$2,382	$5	$2,387

(a)	These credit facilities expire in June 2021, with the exception of Xcel Energy Inc.’s 364-day term loan agreement entered into in December 2017.

(b)	Includes outstanding commercial paper, term loan borrowings and letters of credit.

Short-Term Debt — Xcel Energy Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS each have individual commercial paper programs. The authorized levels for these commercial paper programs are:

•	$1 billion for Xcel Energy Inc.;

•	$700 million for PSCo;

•	$500 million for NSP-Minnesota;

•	$400 million for SPS; and

•	$150 million for NSP-Wisconsin.

In addition, Xcel Energy Inc. entered into a $500 million 364-day term loan in December 2017. As of Sept. 30, 2018, $250 million remains with no additional borrowing capacity.

Short-term debt outstanding for Xcel Energy was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2018	Year Ended Dec. 31, 2017
Borrowing limit	$3,000	$3,250
Amount outstanding at period end	437	814
Average amount outstanding	634	644
Maximum amount outstanding	824	1,247
Weighted average interest rate, computed on a daily basis	2.45%	1.35%
Weighted average interest rate at period end	2.57	1.90

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

Capital Expenditures — The estimated base capital expenditures for Xcel Energy for 2019 through 2023 are shown in the table below:

	Base Capital Forecast
By Subsidiary (Millions of Dollars)	2019	2020	2021	2022	2023	2019 - 2023 Total
NSP-Minnesota	$2,040	$1,290	$1,540	$1,300	$1,380	$7,550
PSCo	1,020	1,730	1,335	1,395	1,530	7,010
SPS	1,130	770	460	530	635	3,525
NSP-Wisconsin	240	240	300	305	275	1,360
Other (a)	(50)	(70)	(25)	10	15	(120)
Total capital expenditures	$4,380	$3,960	$3,610	$3,540	$3,835	$19,325

	Base Capital Forecast
By Function (Millions of Dollars)	2019	2020	2021	2022	2023	2019 - 2023 Total
Electric distribution	$775	$865	$1,150	$1,245	$1,270	$5,305
Electric transmission	580	560	950	870	1,055	4,015
Renewables	1,830	1,455	240	—	—	3,525
Natural gas	430	415	420	510	595	2,370
Electric generation	420	310	480	560	545	2,315
Other	345	355	370	355	370	1,795
Total capital expenditures	$4,380	$3,960	$3,610	$3,540	$3,835	$19,325

(a) Other category includes intercompany transfers for safe harbor wind turbines.

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

Financing for Capital Expenditures through 2023 — Xcel Energy issues debt and equity securities to refinance retiring maturities, reduce short-term debt, fund capital programs, infuse equity in subsidiaries, fund asset acquisitions and for other general corporate purposes. The current estimated financing plans of Xcel Energy for 2019 through 2023 are shown in the table below.

(Millions of Dollars)
Funding Capital Expenditures
Cash from Operations*	$12,840
New Debt**	5,795
Equity through the Dividend Reinvestment Program (DRIP) and Benefit Program	390
Equity through the Common Equity Issuance Program	$300
Base Capital Expenditures 2019-2023	$19,325

Maturing Debt	$3,645

* Net of dividends and pension funding.

**	Reflects a combination of short and long-term debt; net of refinancing.

2018 Financing Activity — During 2018, Xcel Energy Inc. and its utility subsidiaries issued and anticipate issuing the following:

•	PSCo issued $350 million of 3.70 percent first mortgage green bonds due June 15, 2028 and $350 million of 4.10 percent first mortgage green bonds due June 15, 2048;

•	Xcel Energy Inc. issued $500 million of 4.00 percent senior notes due June 15, 2028 and plans to refinance the existing $500 million term loan;

•	NSP-Wisconsin issued $200 million of 4.20 percent first mortgage bonds due Sept. 1, 2048; and

•	SPS plans to issue up to $300 million of first mortgage bonds.

In September 2018, Xcel Energy Inc. filed a prospectus supplement under which it may sell up to $300 million of its common stock through an at-the-market offering (ATM) program in addition to $75 million of equity to be issued through the dividend reinvestment program and benefit programs.  As of Sept. 30, 2018, Xcel Energy Inc. had settled 4.2 million shares of common stock with net proceeds of $199.3 million, through the ATM program. In addition, transaction fees of $1.7 million were paid. In October 2018, an additional 0.5 million shares were settled with net proceeds of $25.5 million and transaction fees of $0.2 million.

2019 Planned Financing Activity — During 2019, Xcel Energy Inc. and its utility subsidiaries anticipate issuing the following:

•	Xcel Energy Inc. plans to issue approximately $600 million of senior notes and approximately $75 million of equity through the DRIP and benefit programs;

•	NSP-Minnesota plans to issue up to $700 million of first mortgage bonds;

•	PSCo plans to issue approximately $600 million of first mortgage bonds;

•	SPS plans to issue approximately $300 million of first mortgage bonds; and

•	NSP-Wisconsin plans to issue approximately $100 million of first mortgage bonds.

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

Earnings Guidance and Long-Term EPS and Dividend Growth Rate Objectives

Xcel Energy 2018 Earnings Guidance — Xcel Energy narrowed its 2018 GAAP and ongoing earnings guidance range to $2.45 to $2.49 per share compared with the previous guidance range of $2.41 to $2.51 per share. Xcel Energy’s original 2018 earnings guidance range was $2.37 to $2.47 per share.(a) Key assumptions:

•	Constructive outcomes in all rate case and regulatory proceedings.

•	Normal weather patterns for the remainder of the year.

•	Weather-normalized retail electric sales are projected to increase approximately 1.0 percent over 2017 levels.

•	Weather-normalized retail firm natural gas sales are projected to increase 1.0 percent to 1.5 percent over 2017 levels.

•
Capital rider revenue is projected to increase $35 million to $45 million (net of PTCs) over 2017 levels. PTCs are flowed back to customers, primarily through capital riders and reductions to electric margin.

•	O&M expenses are projected to increase 2 percent to 3 percent over 2017 levels.

•
Depreciation expense is projected to increase approximately $150 million to $160 million over 2017 levels. The change reflects an increase of $59 million for the amortization of a prepaid pension asset at PSCo, which is tax reform related and will not impact earnings.

•	Property taxes are projected to increase approximately $10 million to $20 million over 2017 levels.

•	Interest expense (net of AFUDC - debt) is projected to increase $25 million to $35 million over 2017 levels.

•	AFUDC - equity is projected to increase approximately $20 million to $30 million from 2017 levels.

•
The ETR is projected to be approximately 12 percent to 14 percent. This range may decrease to 8 percent to 10 percent as we receive clarity and direction from our commissions as to the treatment of excess deferred taxes that resulted from the TCJA. A reduction to the ETR resulting from the flowback of excess deferred taxes would be offset by a correlated reduction to revenue. Additionally, the lower ETR for 2018 compared to 2017 reflects additional PTCs which are flowed back to customers through margin.

Xcel Energy 2019 Earnings Guidance — Xcel Energy‘s 2019 GAAP and ongoing earnings guidance is a range of $2.55 to $2.65 per share.(a) Key assumptions:

•	Constructive outcomes in all rate case and regulatory proceedings.

•	Normal weather patterns for the year.

•	Weather-normalized retail electric sales are projected to be relatively flat compared with 2018 levels.

•	Weather-normalized retail from natural gas sales are projected to be within a range of 0.0 percent to 1.0 percent over 2018 levels.

•
Capital rider revenue is projected to increase $115 million to $125 million (net of PTCs) over 2018 levels. PTCs are flowed back to customers, primarily through capital riders and reductions to electric margin.

•	Purchase capacity costs are expected to decline $25 million to $30 million compared with 2018 levels.

•	O&M expenses are projected to be flat compared with 2017 levels.

•
Depreciation expense is projected to increase approximately $120 million to $130 million over 2018 levels. Depreciation expense includes $34 million for the amortization of a prepaid pension asset at PSCo, which is tax reform related and will not impact earnings.

•	Property taxes are projected to increase approximately $15 million to $25 million over 2018 levels.

•	Interest expense (net of AFUDC - debt) is projected to increase $70 million to $80 million over 2018 levels.

•	AFUDC - equity is projected to decrease approximately $20 million to $30 million from 2018 levels.

•	The ETR is projected to be approximately 6 percent to 8 percent. The ETR reflects benefits of PTCs which are flowed back to customers through electric margin.

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

Long-Term EPS and Dividend Growth Rate Objectives — Xcel Energy expects to deliver an attractive total return to our shareholders through a combination of earnings growth and dividend yield, based on the following long-term objectives:

•	Deliver long-term annual EPS growth of 5 to 7 percent off of a 2018 base of $2.43 per share, which represents the mid-point of the original 2018 guidance range of $2.37 to $2.47 per share;

•	Deliver annual dividend increases of 5 to 7 percent;

•	Target a dividend payout ratio of 60 to 70 percent; and

•	Maintain senior secured debt credit ratings in the A range.

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

Item 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases of equity securities that are registered by Xcel Energy Inc. pursuant to Section 12 of the Exchange Act for the quarter ended Sept. 30, 2018:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2018 — July 31, 2018	—	$—	—	—
Aug. 1, 2018 — Aug. 31, 2018	—	—	—	—
Sept. 1, 2018 — Sept. 30, 2018	—	—	—	—
Total	—		—	—

Item 6 — EXHIBITS

* Indicates incorporation by reference

3.01*	Amended and Restated Articles of Incorporation of Xcel Energy Inc., as filed on May 18, 2012 (Exhibit 3.01 to Form 8-K dated May 16, 2012 (file no. 001-03034)).
3.02*	Bylaws of Xcel Energy Inc., as amended on Feb. 17, 2016 (Exhibit 3.01 to Form 8-K filed Feb. 18, 2016 (file no. 001-03034)).
4.01*
Supplemental Indenture dated as of Sept. 1, 2018 between Northern States Power Company and U.S. Bank National Association, as successor Trustee, creating 4.20 percent First Mortgage Bonds, Series due Sept. 1, 2048 (Exhibit 4.01 to Form 8-K of NSP-Wisconsin filed Sept. 12, 2018 (file no. 001-03140)).

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

XCEL ENERGY INC.

Oct. 26, 2018	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ ROBERT C. FRENZEL
Robert C. Frenzel
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)