Form 10-Q
period 2019-03-31
XCEL ENERGY INC
filed 2019-04-26
CIK 72903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	April 18, 2019
Common Stock, $2.50 par value	514,673,191 shares

This Form 10-Q is filed by Xcel Energy Inc. Additional information is available on various filings with the Securities and Exchange Commission (SEC).

ABBREVIATIONS AND INDUSTRY TERMS

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Co.
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
WGI	West Gas Interstate
WYCO	WYCO Development, LLC
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
CPUC	Colorado Public Utilities Commission
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
MPUC	Minnesota Public Utilities Commission
NDPSC	North Dakota Public Service Commission
NMPRC	New Mexico Public Regulation Commission
NMSC	New Mexico Supreme Court
NRC	Nuclear Regulatory Commission
OAG	Minnesota Office of the Attorney General
PSCW	Public Service Commission of Wisconsin
PUCT	Public Utility Commission of Texas
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
DSM	Demand side management
FCA	Fuel clause adjustment
GUIC	Gas utility infrastructure cost rider
TCR	Transmission cost recovery adjustment
TCRF	Transmission cost recovery factor

Other
AFUDC	Allowance for funds used during construction
ARAM	Average rate assumption method
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
C&I	Commercial and Industrial
CACJA	Clean Air Clean Jobs Act
CAPM	Capital Asset Pricing Model
CCR	Coal combustion residual
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the EPA regulating the management, storage and disposal of CCRs as a nonhazardous waste
CIG	Colorado Interstate Gas Company, LLC
CPCN	Certificate of public convenience and necessity
CWIP	Construction work in progress
DCF	Discounted Cash Flows
DRC	Development Recovery Company
EPS	Earnings per share
ETR	Effective tax rate
FCA	Fuel clause adjustment
FASB	Financial Accounting Standards Board
FTR	Financial transmission right
GAAP	Generally accepted accounting principles
GE	General Electric

IPP	Independent power producing entity
MDL	Multi district litigation
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
Moody’s	Moody’s Investor Services
NAV	Net asset value
NOI	Notice of inquiry
NOL	Net operating loss
O&M	Operating and maintenance
OATT	Open Access Transmission Tariff
PI	Prairie Island nuclear generating plant
PPA	Purchased power agreement
PTC	Production tax credit
ROE	Return on equity
ROFR	Right-of-first refusal
ROU	Right-of-use
RTO	Regional Transmission Organization
SMMPA	Southern Minnesota Municipal Power Agency
SPP	Southwest Power Pool, Inc.
TCJA	2017 federal tax reform enacted as Public Law No: 115-97, commonly referred to as the Tax Cuts and Jobs Act
TOs	Transmission owners

Measurements
KV	Kilovolts
MW	Megawatts
Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including the 2019 EPS guidance, long-term EPS and dividend growth rate, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q and in other securities filings (including Xcel Energy’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2018, and subsequent securities filings), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: changes in environmental laws and regulations; climate change and other weather, natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; ability of subsidiaries to recover costs from customers; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of Xcel Energy Inc. and its subsidiaries to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; our subsidiaries’ ability to make dividend payments; tax laws; operational safety, including our nuclear generation facilities; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices; costs of potential regulatory penalties; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; fuel costs; and employee work force and third party contractor factors.

PART I — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS
XCEL ENERGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (amounts in millions, except per share data)

	Three Months Ended March 31
	2019	2018
Operating revenues
Electric	$2,325	$2,270
Natural gas	794	662
Other	22	19
Total operating revenues	3,141	2,951

Operating expenses
Electric fuel and purchased power	914	932
Cost of natural gas sold and transported	479	375
Cost of sales — other	10	8
Operating and maintenance expenses	597	557
Conservation and demand side management expenses	72	71
Depreciation and amortization	433	383
Taxes (other than income taxes)	150	145
Total operating expenses	2,655	2,471

Operating income	486	480

Other income	4	1
Equity earnings of unconsolidated subsidiaries	9	6
Allowance for funds used during construction — equity	20	23

Interest charges and financing costs
Interest charges — includes other financing costs of $6 and $6, respectively	189	171
Allowance for funds used during construction — debt	(10)	(11)
Total interest charges and financing costs	179	160

Income before income taxes	340	350
Income taxes	25	59
Net income	$315	$291

Weighted average common shares outstanding:
Basic	$515	$509
Diluted	516	509

Earnings per average common share:
Basic	$0.61	$0.57
Diluted	0.61	0.57

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (amounts in millions)

	Three Months Ended March 31
	2019	2018
Net income	$315	$291

Other comprehensive income

Pension and retiree medical benefits:

Net pension and retiree medical gains arising during the period, net of tax of $1 and $0, respectively	2	—
Amortization of losses included in net periodic benefit cost, net of tax of $0 and $0, respectively	1	1
	3	1

Derivative instruments:
Net fair value decrease, net of tax of $(2) and $0, respectively	(7)	—
Reclassification of losses to net income, net of tax of $0 and $0, respectively	1	—
	(6)	—

Other comprehensive (loss) income	(3)	1
Comprehensive income	$312	$292

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (amounts in millions)

	Three Months Ended March 31
	2019	2018
Operating activities
Net income	$315	$291
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	438	387
Nuclear fuel amortization	31	31
Deferred income taxes	26	59
Allowance for equity funds used during construction	(20)	(23)
Equity earnings of unconsolidated subsidiaries	(9)	(6)
Dividends from unconsolidated subsidiaries	10	9
Share-based compensation expense	19	6
Changes in operating assets and liabilities:
Accounts receivable	(114)	(71)
Accrued unbilled revenues	92	159
Inventories	84	118
Other current assets	(33)	1
Accounts payable	4	(42)
Net regulatory assets and liabilities	153	147
Other current liabilities	(36)	(17)
Pension and other employee benefit obligations	(145)	(146)
Other, net	(22)	(16)
Net cash provided by operating activities	793	887

Investing activities
Utility capital/construction expenditures	(844)	(860)
Purchases of investment securities	(305)	(185)
Proceeds from the sale of investment securities	300	179
Other, net	(3)	(6)
Net cash used in investing activities	(852)	(872)

Financing activities
Proceeds from short-term borrowings, net	214	211
Proceeds from issuances of long-term debt	392	—
Repayments of long-term debt, including reacquisition premiums	(400)	—
Dividends paid	(187)	(175)
Other, net	(13)	(18)
Net cash provided by financing activities	6	18

Net change in cash and cash equivalents	(53)	33
Cash and cash equivalents at beginning of period	147	83
Cash and cash equivalents at end of period	$94	$116

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(190)	$(181)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$238	$243
Inventory transfers to property, plant and equipment	18	16
Operating lease right-of-use assets	1,659	—
Allowance for equity funds used during construction	20	23
Issuance of common stock for equity awards	17	20

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED) (amounts in millions, except share and per share data)

	March 31, 2019	Dec. 31, 2018
Assets
Current assets
Cash and cash equivalents	$94	$147
Accounts receivable, net	974	860
Accrued unbilled revenues	662	755
Inventories	445	548
Regulatory assets	412	464
Derivative instruments	56	87
Prepaid taxes	75	79
Prepayments and other	191	154
Total current assets	2,909	3,094

Property, plant and equipment, net	37,114	36,944

Other assets
Nuclear decommissioning fund and other investments	2,504	2,317
Regulatory assets	3,180	3,326
Derivative instruments	25	34
Operating lease right-of-use assets	1,619	—
Other	499	272
Total other assets	7,827	5,949
Total assets	$47,850	$45,987

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$2	$406
Short-term debt	1,252	1,038
Accounts payable	1,154	1,237
Regulatory liabilities	492	436
Taxes accrued	555	450
Accrued interest	159	174
Dividends payable	208	195
Derivative instruments	53	61
Other	549	463
Total current liabilities	4,424	4,460

Deferred credits and other liabilities
Deferred income taxes	4,255	4,165
Deferred investment tax credits	52	54
Regulatory liabilities	5,172	5,187
Asset retirement obligations	2,599	2,568
Derivative instruments	122	129
Customer advances	200	199
Pension and employee benefit obligations	838	994
Operating lease liabilities	1,529	—
Other	212	206
Total deferred credits and other liabilities	14,979	13,502

Commitments and contingencies
Capitalization
Long-term debt	16,118	15,803
Common stock — 1,000,000,000 shares authorized of $2.50 par value; and 514,667,625 514,036,787 shares outstanding at March 31, 2019 and Dec. 31, 2018, respectively	1,287	1,285
Additional paid in capital	6,173	6,168
Retained earnings	4,996	4,893
Accumulated other comprehensive loss	(127)	(124)
Total common stockholders’ equity	12,329	12,222
Total liabilities and equity	$47,850	$45,987

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY (UNAUDITED) (amounts in millions, shares in thousands)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholders’ Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended March 31, 2019 and 2018
Balance at Dec. 31, 2017	507,763	$1,269	$5,898	$4,413	$(125)	$11,455
Net income				291		291
Other comprehensive income					1	1
Dividends declared on common stock ($0.38 per share)				(194)		(194)
Issuances of common stock	921	3	14			17
Repurchases of common stock	(22)	—	(1)			(1)
Share-based compensation			(8)	—		(8)
Balance at March 31, 2018	508,662	$1,272	$5,903	$4,510	$(124)	$11,561

Balance at Dec. 31, 2018	514,037	$1,285	$6,168	$4,893	$(124)	$12,222
Net income				315		315
Other comprehensive loss					(3)	(3)
Dividends declared on common stock ($0.41 per share)				(210)		(210)
Issuances of common stock	637	2	10			12
Repurchases of common stock	(6)	—	—			—
Share-based compensation			(5)	(2)		(7)
Balance at March 31, 2019	514,668	$1,287	$6,173	$4,996	$(127)	$12,329

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of Xcel Energy Inc. and its subsidiaries as of March 31, 2019 and Dec. 31, 2018; the results of its operations, including the components of net income and comprehensive income, and changes in stockholders’ equity for the three months ended March 31, 2019 and 2018; and its cash flows for the three months ended March 31, 2019 and 2018. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after March 31, 2019 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2018 balance sheet information has been derived from the audited 2018 consolidated financial statements included in the Xcel Energy Inc. Annual Report on Form 10-K for the year ended Dec. 31, 2018. Notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the Xcel Energy Inc. Annual Report on Form 10-K for the year ended Dec. 31, 2018, filed with the SEC on Feb. 22, 2019. Due to the seasonality of Xcel Energy’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies
The significant accounting policies set forth in Note 1 to the consolidated financial statements in the Xcel Energy Inc. Annual Report on Form 10-K for the year ended Dec. 31, 2018, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements
Recently Issued
Credit Losses — In 2016, the FASB issued Financial Instruments - Credit Losses, Topic 326 (ASC Topic 326), which changes how entities account for credit losses on receivables and certain other assets. The guidance requires use of a current expected loss model, which may result in earlier recognition of credit losses than under previous accounting standards. ASC Topic 326 is effective for interim and annual periods beginning on or after Dec. 15, 2019. Xcel Energy is currently evaluating the impact of adoption of the new standard on its consolidated financial statements.
Recently Adopted
Leases — In 2016, the FASB issued Leases, Topic 842 (ASC Topic 842), which provides new accounting and disclosure guidance for leasing activities, most significantly requiring that operating leases be recognized on the balance sheet. Xcel Energy adopted the guidance on Jan. 1, 2019 utilizing the package of transition practical expedients provided by the new standard, including carrying forward prior conclusions on whether agreements existing before the adoption date contain leases and whether existing leases are operating or finance leases; ASC Topic 842 refers to capital leases as finance leases.

Specifically for land easement contracts, Xcel Energy has elected the practical expedient provided by ASU No. 2018-01 Leases: Land Easement Practical Expedient for Transition to Topic 842, and as a result, only those easement contracts entered on or after Jan. 1, 2019 will be evaluated to determine if lease treatment is appropriate.
Xcel Energy also utilized the transition practical expedient offered by ASU No. 2018-11 Leases: Targeted Improvements to implement the standard on a prospective basis. As a result, reporting periods in the consolidated financial statements beginning Jan. 1, 2019 reflect the implementation of ASC Topic 842, while prior periods continue to be reported in accordance with Leases, Topic 840 (ASC Topic 840). Other than first-time recognition of operating leases on its consolidated balance sheet, the implementation of ASC Topic 842 did not have a significant impact on Xcel Energy’s consolidated financial statements. Adoption resulted in recognition of approximately $1.7 billion of operating lease ROU assets and current/noncurrent operating lease liabilities. See Note 10 for leasing disclosures.
3.     Selected Balance Sheet Data

(Millions of Dollars)	March 31, 2019	Dec. 31, 2018
Accounts receivable, net
Accounts receivable	$1,030	$915
Less allowance for bad debts	(56)	(55)
	$974	$860

(Millions of Dollars)	March 31, 2019	Dec. 31, 2018
Inventories
Materials and supplies	$273	$271
Fuel	134	170
Natural gas	38	107
	$445	$548

(Millions of Dollars)	March 31, 2019	Dec. 31, 2018
Property, plant and equipment, net
Electric plant	$41,748	$41,472
Natural gas plant	6,148	6,210
Common and other property	2,182	2,154
Plant to be retired (a)	306	322
CWIP	2,287	2,091
Total property, plant and equipment	52,671	52,249
Less accumulated depreciation	(15,961)	(15,659)
Nuclear fuel	2,851	2,771
Less accumulated amortization	(2,447)	(2,417)
	$37,114	$36,944

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

4.    Borrowings and Other Financing Instruments
Short-Term Borrowings
Short-Term Debt — Xcel Energy Inc. and its utility subsidiaries meet their short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under their credit facilities and term loan agreements. Commercial paper and term loan borrowings outstanding for Xcel Energy were as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2019	Year Ended Dec. 31, 2018
Borrowing limit	$3,250	$3,250
Amount outstanding at period end	1,252	1,038
Average amount outstanding	1,186	788
Maximum amount outstanding	1,403	1,349
Weighted average interest rate, computed on a daily basis	2.68%	2.34%
Weighted average interest rate at period end	2.90	2.97

Letters of Credit — Xcel Energy Inc. and its subsidiaries use letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At March 31, 2019 and Dec. 31, 2018, there were $51 million and $49 million, respectively, of letters of credit outstanding under the credit facilities. The contract amounts of these letters of credit approximate their fair value and are subject to fees.
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
As of March 31, 2019, Xcel Energy Inc. and its utility subsidiaries had the following committed credit facilities available:

(Millions of Dollars)	Credit Facility (a)	Outstanding (b)	Available
Xcel Energy Inc.	$1,000	$327	$673
PSCo	700	249	451
NSP-Minnesota	500	39	461
SPS	400	139	261
NSP-Wisconsin	150	49	101
Total	$2,750	$803	$1,947

(a)	Expire in June 2021.

(b)	Includes outstanding commercial paper and letters of credit.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the respective credit facilities. Xcel Energy Inc. and its subsidiaries had no direct advances on the credit facilities outstanding as of March 31, 2019 and Dec. 31, 2018.
Term Loan Agreement — In December 2018, Xcel Energy Inc. renewed its $500 million 364 Day Term Loan Agreement with $250 million outstanding. In February 2019, Xcel Energy borrowed the remaining amount. No additional capacity remains as loans borrowed and repaid may not be redrawn. The loan is unsecured and matures Dec. 3, 2019. Xcel Energy has an option to request an extension through Dec. 2, 2020. The term loan includes one financial covenant, requiring Xcel Energy’s consolidated funded debt to total capitalization ratio to be less than or equal to 65%. Interest is at a rate equal to either (i) the Eurodollar rate, plus 50.0 basis points, or (ii) an alternate base rate. Xcel Energy is also required to pay a commitment fee equal to 10 basis points per annum on the unborrowed portion.
As of March 31, 2019, Xcel Energy Inc.’s term loan borrowings were as follows:

(Millions of Dollars)	Limit	Amount Used	Available
Xcel Energy Inc.	$500	$500	$—
Bilateral Credit Agreement
On March 28, 2019 NSP-Minnesota entered into a one year uncommitted bilateral credit agreement for up to $75 million. The credit agreement is limited in use to support letters of credit, and is in addition to the $500 million facility shown in the table above. As of March 31, 2019 there were no outstanding letters of credit that this agreement was supporting.

Long-Term Borrowings
During the three months ended March 31, 2019, Xcel Energy Inc. and its utility subsidiaries issued the following:

•	PSCo issued $400 million of 4.05% first mortgage bonds due Sep 15, 2049.
Forward Equity Agreements — In November 2018, Xcel Energy Inc. entered into forward sale agreements in connection with a completed $459 million public offering of 9.4 million shares of Xcel Energy common stock. The initial forward agreement was for 8.1 million shares with an additional agreement for 1.2 million shares that was exercised at the option of the banking counterparty. At March 31, 2019, the forward agreements could have been settled with physical delivery of 9.4 million common shares to the banking counterparty in exchange for cash of $454 million. The forward instruments could also have been settled at March 31, 2019 with delivery of approximately $64 million of cash or approximately 1.1 million shares of common stock to the counterparty, if Xcel Energy unilaterally elected net cash or net share settlement, respectively. The forward price used to determine amounts due at settlement is calculated based on the November 2018 public offering price for Xcel Energy’s common stock of $49.00, increased for the overnight bank funding rate, less a spread of 0.75% and less expected dividends on Xcel Energy’s common stock during the period the instruments are outstanding.
Xcel Energy may settle the agreements at any time up to the maturity date of February 7, 2020. Depending on settlement timing, cash proceeds are expected to be approximately $450 million to $455 million.
Forward equity instruments were recognized within stockholders’ equity at fair value at execution of the agreements, and will not be subsequently adjusted until settlement.
Other Equity — Xcel Energy issued $9.5 million and $38.5 million of equity through the DRIP program during the three months ended March 31, 2019 and year ended Dec. 31, 2018, respectively. The program allows stockholders to elect dividend reinvestment in Xcel Energy common stock through a non-cash transaction.

5.	Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. Xcel Energy’s operating revenues consists of the following:

	Three Months Ended March 31, 2019
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$727	$495	$9	$1,231
C&I	1,140	255	9	1,404
Other	32	—	1	33
Total retail	1,899	750	19	2,668
Wholesale	189	—	—	189
Transmission	131	—	—	131
Other	18	34	—	52
Total revenue from contracts with customers	2,237	784	19	3,040
Alternative revenue and other	88	10	3	101
Total revenues	$2,325	$794	$22	$3,141

	Three Months Ended March 31, 2018
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$687	$390	$9	$1,086
C&I	1,112	207	7	1,326
Other	33	—	1	34
Total retail	1,832	597	17	2,446
Wholesale	188	—	—	188
Transmission	123	—	—	123
Other	39	28	—	67
Total revenue from contracts with customers	2,182	625	17	2,824
Alternative revenue and other	88	37	2	127
Total revenues	$2,270	$662	$19	$2,951
6.    Income Taxes
Except to the extent noted below, Note 8 to the consolidated financial statements included in Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2018 appropriately represents, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.
Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense. The following reconciles such differences:

	Three Months Ended March 31
	2019	2018
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	5.0	4.9
Decreases:
Wind PTCs	(8.6)	(6.0)
Regulatory differences (a)	(5.7)	(1.4)
Other tax credits and allowances (net)	(2.7)	(1.4)
Other (net)	(1.6)	(0.2)
Effective income tax rate	7.4%	16.9%

(a)
Amounts represent differences between regulatory and income tax requirements. Regulatory treatment may result in the recognition or deferral of income tax expense (e.g., AFUDC - Equity, certain deferred taxes, etc.). Xcel Energy utilizes ARAM to flow back excess deferred taxes related to tax reform. Quarter-over-quarter change primarily relates to deferral of ARAM benefits in 2018, which occurred as a result of pending regulatory decisions. Treatment of most tax reform items, including ARAM, was established prior to the first quarter of 2019, resulting in a reduction in deferred amounts. Income tax benefits associated with ARAM are offset by corresponding revenue reductions and additional prepaid pension asset amortization.

Federal Audits — Statute of limitations applicable to Xcel Energy’s consolidated federal income tax returns expire as follows:

Tax Year(s)	Expiration
2009 - 2013	October 2019
2014 - 2016	September 2020
2017	September 2021

In the third quarter of 2015, the IRS commenced an examination of tax years 2012 and 2013. In the third quarter of 2017, the IRS concluded the audit of tax years 2012 and 2013 and proposed an adjustment that would impact Xcel Energy’s NOL and ETR. Xcel Energy filed a protest with the IRS. As of March 31, 2019, the case has been forwarded to the Office of Appeals and Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of this issue; however, the outcome and timing of a resolution is unknown.
In the fourth quarter of 2018, the IRS began an audit of tax years 2014 - 2016. As of March 31, 2019, no adjustments have been proposed.
State Audits — Xcel Energy files consolidated state tax returns based on income in its major operating jurisdictions and various other state income-based tax returns. As of March 31, 2019, Xcel Energy’s earliest open tax years (subject to examination by state taxing authorities in its major operating jurisdictions) were as follows:

State	Year
Colorado	2009
Minnesota	2009
Texas	2009
Wisconsin	2014

•	In the fourth quarter of 2018, Wisconsin began an audit of tax years 2014 - 2016. As of March 31, 2019, no material adjustments have been proposed.

•	No other state income tax audits were in progress as of March 31, 2019.
Unrecognized Benefits — Unrecognized tax benefit balance includes permanent tax positions, which if recognized would affect the annual ETR. In addition, the unrecognized tax benefit balance includes temporary tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the ETR but would accelerate the payment to the taxing authority to an earlier period.
Unrecognized tax benefits - permanent vs. temporary:

(Millions of Dollars)	March 31, 2019	Dec. 31, 2018
Unrecognized tax benefit — Permanent tax positions	$27	$28
Unrecognized tax benefit — Temporary tax positions	11	9
Total unrecognized tax benefit	$38	$37
Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	March 31, 2019	Dec. 31, 2018
NOL and tax credit carryforwards	$(35)	$(35)
Net deferred tax liability associated with the unrecognized tax benefit amounts and related NOLs and tax credits carryforwards were $22 million at March 31, 2019 and $24 million at Dec. 31, 2018.
As the IRS Appeals and federal and state audits progress and other state audits resume, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $28 million in the next 12 months.
Payables for interest related to unrecognized tax benefits were not material and no amounts were accrued for penalties related to unrecognized tax benefits as of March 31, 2019 or Dec. 31, 2018.

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
Common Stock Equivalents — Xcel Energy Inc. has common stock equivalents related to forward equity agreements and time based equity compensation awards.
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
Diluted common shares outstanding included common stock equivalents of 1.2 million and 0.5 million for the three months ended March 31, 2019 and 2018, respectively.

8.	Fair Value of Financial Assets and Liabilities
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
Commodity derivatives — Methods used to measure the fair value of commodity derivative forwards and options generally utilize observable forward prices and volatilities, as well as observable pricing adjustments for specific delivery locations, and are generally assigned a Level 2 classification. When contractual settlements relate to delivery locations for which pricing is relatively unobservable, or extend to periods beyond those readily observable on active exchanges or quoted by brokers, the significance of the use of less observable inputs on a valuation is evaluated and may result in Level 3 classification.
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
Unrealized gains for the nuclear decommissioning fund were $553 million and $450 million as of March 31, 2019 and Dec. 31, 2018, respectively, and unrealized losses were $15 million and $45 million as of March 31, 2019 and Dec. 31, 2018, respectively.
Non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund:

	March 31, 2019
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$36	$36	$—	$—	$—	$36
Commingled funds	774	—	—	—	937	937
Debt securities	484	—	464	16	—	480
Equity securities	407	786	—	—	—	786
Total	$1,701	$822	$464	$16	$937	$2,239

(a)
Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $141 million of equity investments in unconsolidated subsidiaries and $124 million of rabbi trust assets and miscellaneous investments.

	Dec. 31, 2018
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3 (b)	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$24	$24	$—	$—	$—	$24
Commingled funds	758	79	—	—	819	898
Debt securities	466	—	436	—	—	436
Equity securities	401	697	—	—	—	697
Total	$1,649	$800	$436	$—	$819	$2,055

(a)
Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $141 million of equity investments in unconsolidated subsidiaries and $121 million of rabbi trust assets and miscellaneous investments.

(b)	For the year ended Dec. 31, 2018, there were no Level 3 nuclear decommissioning fund investments.
For the three months ended March 31, 2019 and 2018, there was no transfer of amounts between levels.

Contractual maturity dates of debt securities in the nuclear decommissioning fund as of March 31, 2019:

	Final Contractual Maturity
(Millions of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Debt securities	$1	$111	$247	$121	$480
Rabbi Trusts
Xcel Energy has established rabbi trusts to provide partial funding for future distributions of its supplemental executive retirement plan and deferred compensation plan.
Cost and fair value of assets held in rabbi trusts:

	March 31, 2019
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trusts (a)
Cash equivalents	$13	$13	$—	$—	$13
Mutual funds	52	56	—	—	56
Total	$65	$69	$—	$—	$69

	Dec. 31, 2018
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trusts (a)
Cash equivalents	$16	$16	$—	$—	$16
Mutual funds	52	51	—	—	51
Total	$68	$67	$—	$—	$67
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
As of March 31, 2019, accumulated other comprehensive losses related to interest rate derivatives included $3 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings.
As of March 31, 2019, Xcel Energy had unsettled interest rate swaps outstanding with a notional amount of $300 million. These interest rate derivatives were designated as cash flow hedges, and as such, changes in fair value are recorded to other comprehensive income.

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
As of March 31, 2019, Xcel Energy had no commodity contracts designated as cash flow hedges, and there were no net gains related to commodity derivative cash flow hedges recorded as a component of accumulated other comprehensive losses or related amounts expected to be reclassified into earnings during the next 12 months.
Xcel Energy also enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.
Gross notional amounts of commodity forwards, options and FTRs:

(Amounts in Millions) (a)(b)	March 31, 2019	Dec. 31, 2018
Megawatt hours of electricity	71	87
Million British thermal units of natural gas	62	92

(a)	Not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options included on a gross basis, but are weighted for the probability of exercise.
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
As of March 31, 2019, five of Xcel Energy’s 10 most significant counterparties for these activities, comprising $88 million or 40% of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings. Five of the 10 most significant counterparties, comprising $30 million or 13% of this credit exposure, were not rated by these external agencies, but based on Xcel Energy’s internal analysis, had credit quality consistent with investment grade. All ten of these significant counterparties are municipal or cooperative electric entities or other utilities.

Impact of derivative activity:

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities
Three Months Ended March 31, 2019
Derivatives designated as cash flow hedges
Interest rate	$(9)	$—
Total	$(9)	$—
Other derivative instruments
Electric commodity	$—	$12
Natural gas commodity	—	4
Total	$—	$16

Three Months Ended March 31, 2018
Other derivative instruments
Electric commodity	$—	$(4)
Natural gas commodity	—	1
Total	$—	$(3)

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Three Months Ended March 31, 2019
Derivatives designated as cash flow hedges
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$1	(b)
Electric commodity	—		1	(c)	—
Natural gas commodity	—		(1)	(d)	(3)	(d)
Total	$—		$—		$(2)

Three Months Ended March 31, 2018
Other derivative instruments
Commodity trading	$—		$—		$3	(b)
Electric commodity	—		3	(c)	—
Natural gas commodity	—		2	(d)	(2)	(d)
Total	$—		$5		$1

(a)	Recorded to interest charges.

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

(d)
Amounts for the three months ended March 31, 2019 and 2018 included no settlement gains or losses and $1 million of settlement losses, respectively, on derivatives entered to mitigate natural gas price risk for electric generation recorded to electric fuel and purchased power, subject to cost-recovery mechanisms and reclassified to a regulatory asset, as appropriate. Remaining settlement losses for the three months ended March 31, 2019 and 2018 related to natural gas operations and were recorded to cost of natural gas sold and transported. Losses are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset, as appropriate.

Xcel Energy had no derivative instruments designated as fair value hedges during the three months ended March 31, 2019 and 2018.
Credit Related Contingent Features — Contract provisions for derivative instruments that the utility subsidiaries enter, including those accounted for as normal purchase-normal sale contracts and therefore not reflected on the consolidated balance sheets, may require the posting of collateral or settlement of the contracts for various reasons, including if the applicable utility subsidiary’s credit ratings are downgraded below its investment grade credit rating by any of the major credit rating agencies, or for cross default contractual provisions if there was a failure under other financing arrangements related to payment terms or other covenants. As of March 31, 2019 and Dec. 31, 2018, less than $1 million of derivative instruments were in a liability position with such underlying contract provisions.
Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. Provisions allow counterparties to seek performance assurance, including cash collateral, in the event that a given utility subsidiary’s ability to fulfill its contractual obligations is reasonably expected to be impaired. Xcel Energy had less than $1 million of collateral posted related to adequate assurance clauses in derivative contracts as of March 31, 2019 and Dec. 31, 2018.
Recurring Fair Value Measurements — Derivative assets and liabilities measured at fair value on a recurring basis:

	March 31, 2019						Dec. 31, 2018
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$1	$72	$13	$86	$(41)	$45	$4	$92	$2	$98	$(44)	$54
Electric commodity	—	—	8	8	—	8	—	—	25	25	—	25
Natural gas commodity	—	—	—	—	—	—	—	4	—	4	—	4
Total current derivative assets	$1	$72	$21	$94	$(41)	53	$4	$96	$27	$127	$(44)	83
PPAs (b)						3						4
Current derivative instruments						$56						$87
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$—	$36	$—	$36	$(26)	$10	$—	$27	$5	$32	$(14)	$18
Total noncurrent derivative assets	$—	$36	$—	$36	$(26)	10	$—	$27	$5	$32	$(14)	18
PPAs (b)						15						16
Noncurrent derivative instruments						$25						$34

	March 31, 2019						Dec. 31, 2018
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Derivatives designated as cash flow hedges:
Interest rate	$—	$15	$—	$15	$—	$15	$—	$7	$—	$7	$—	$7
Other derivative instruments:
Commodity trading	1	62	16	79	(60)	19	4	88	2	94	(60)	34
Total current derivative liabilities	$1	$77	$16	$94	$(60)	34	$4	$95	$2	$101	$(60)	41
PPAs (b)						19						20
Current derivative instruments						$53						$61
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$1	$16	$12	$29	$5	$34	$—	$18	$1	$19	$17	$36
Total noncurrent derivative liabilities	$1	$16	$12	$29	$5	34	$—	$18	$1	$19	$17	36
PPAs (b)						88						93
Noncurrent derivative instruments						$122						$129

(a)
Xcel Energy nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at March 31, 2019 and Dec. 31, 2018. At both March 31, 2019 and Dec. 31, 2018, derivative assets and liabilities include $32 million of obligations to return cash collateral. At March 31, 2019 and Dec. 31, 2018, derivative assets and liabilities include rights to reclaim cash collateral of $19 million and $15 million, respectively. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

(b)
During 2006, Xcel Energy qualified these contracts under the normal purchase exception. Based on this qualification, contracts are no longer adjusted to fair value and the previous carrying value of these contracts is being amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Changes in Level 3 commodity derivatives:

	Three Months Ended March 31
(Millions of Dollars)	2019	2018
Balance at Jan. 1	$29	$35
Purchases	4	1
Settlements	(11)	(12)
Net transactions recorded during the period:
(Losses) gains recognized in earnings (a)	(18)	2
Net losses recognized as regulatory assets and liabilities	(11)	(7)
Balance at March 31	$(7)	$19

(a)	These amounts relate to commodity derivatives held at the end of the period.
Xcel Energy recognizes transfers between fair value hierarchy levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three months ended March 31, 2019 and 2018.
Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	March 31, 2019		Dec. 31, 2018
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$16,120	$17,207	$16,209	$16,755
Fair value of Xcel Energy’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of March 31, 2019 and Dec. 31, 2018, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.
9.    Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended March 31
	2019	2018	2019	2018
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$22	$24	$—	$1
Interest cost (a)	36	33	6	5
Expected return on plan assets (a)	(51)	(52)	(5)	(6)
Amortization of prior service credit (a)	(1)	(1)	(3)	(3)
Amortization of net loss (a)	22	27	1	2
Net periodic benefit cost (credit)	28	31	(1)	(1)
(Costs) credits not recognized due to the effects of regulation	1	—	—	—
Net benefit cost (credit) recognized for financial reporting	$29	$31	$(1)	$(1)

(a)
Components of net periodic cost other than the service cost component are included in the line item “other expense, net” in the consolidated statement of income or capitalized on the consolidated balance sheet as a regulatory asset.

In January 2019, contributions of $150 million were made across four of Xcel Energy’s pension plans. Xcel Energy does not expect additional pension contributions during 2019.

10.    Commitments and Contingencies
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
Two cases remain active which include an MDL matter consisting of a Colorado purported class (Breckenridge) and a Wisconsin purported class (Arandell Corp.).
Breckenridge/Colorado - The MDL panel remanded Breckenridge back to the U.S. District Court in Colorado.
Arandell Corp. - In February 2019, Xcel Energy filed a no opposition motion to have the case remanded back to the U.S. District Court in Wisconsin. The motion will be heard in May 2019.
Xcel Energy has concluded that a loss is remote for both remaining lawsuits.
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

This claim is substantially similar to the arguments previously raised by DRC. PSCo filed a motion to dismiss this claim, which was granted in May 2018. DRC subsequently filed an appeal to the Colorado Court of Appeals with its opening brief in January 2019 and PSCo filed its answer brief in February 2019. DRC’s Answer-Reply Brief was filed March 18, 2019. PSCo filed a limited final Reply Brief on April 8, 2019 and the DRC subsequently requested an oral argument. It is uncertain when a decision will be rendered.
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
In March 2019, MPUC approved NSP-Minnesota’s proposal to refund the GE settlement proceeds back to customers through the FCA. It also decided to withhold any decision as to NSP-Minnesota’s prudence in connection with the incident at Sherco Unit 3 until after conclusion of the pending litigation between GE and NSP-Minnesota’s insurers.
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

In October 2018, the FERC issued an ROE order that addressed the D.C. Circuit’s actions. Under a new proposed two step ROE approach, the FERC indicated an intention to dismiss an ROE complaint if the existing ROE falls within the range of just and reasonable ROEs based on equal weighting of the DCF, CAPM, and Expected Earnings models. The FERC proposed that if necessary, it would then set a new ROE by averaging the results of these models plus a Risk Premium model.
The FERC subsequently made preliminary determinations in a November 2018 order that the MISO TO’s base ROE in effect for the first complaint period (12.38%) was outside the range of reasonableness, and should be reduced. The FERC indicated its preliminary analysis using the new ROE approach resulted in a base ROE of 10.28% for the first compliant period, compared to the previously ordered base ROE of 10.32%. FERC ordered additional briefings on the new methodology, which were filed in February and April 2019. The FERC is expected to act no earlier than the second half of 2019. NSP-Minnesota has recognized a current refund liability consistent with its best estimate of the final ROE.
On March 21, 2019, FERC announced a NOI seeking public comments on whether, and if so how, to revise ROE policies in light of the D.C. Circuit Court decision. FERC also initiated a NOI on whether to revise its policies on incentives for electric transmission investments, including the RTO membership incentive. Initial comments in both NOIs are due in June 2019, with reply comments due in July 2019. No final FERC action is expected before the second half of 2019.
SPP OATT Upgrade Costs — Under the SPP OATT, costs of transmission upgrades may be recovered from other SPP customers whose transmission service depends on capacity enabled by the upgrade. SPP had not been charging its customers for these upgrades, even though the SPP OATT had allowed SPP to do so since 2008. In 2016, the FERC granted SPP’s request to recover these previously unbilled charges and SPP subsequently billed SPS approximately $13 million.
In July 2018, SPS’ appeal to the D.C. Circuit over the FERC rulings granting SPP the right to recover these previously unbilled charges was remanded to the FERC. In February 2019, after submission of additional briefs, the FERC reversed its 2016 decision and ordered SPP to refund the charges retroactively collected from its transmission customers, including SPS, related to periods before Sept. 2015. On April 1, 2019, several parties, including SPP, filed requests for rehearing. The timing of a FERC response to the rehearing requests is uncertain. The refunds are expected to be given back to SPS customers through future rates.
In October 2017, SPS filed a separate complaint against SPP asserting that SPP has assessed upgrade charges to SPS in violation of the SPP OATT. The FERC granted a rehearing for further consideration in May 2018. The timing of FERC action on the SPS rehearing is uncertain. If SPS’ complaint results in additional charges or refunds, SPS will seek to recover or refund the amounts through future SPS customer rates.
Environmental
MGP Sites
Ashland MGP Site — NSP-Wisconsin was named a responsible party for contamination at the Ashland/Northern States Power Lakefront Superfund Site (the Site) in Ashland, Wisconsin. Remediation and restoration activities are anticipated to be completed in 2019 and groundwater treatment activities will continue for many years.
The current cost estimate for remediation and restoration of the entire site is approximately $190 million. At both March 31, 2019 and Dec. 31, 2018, NSP-Wisconsin had a total liability of $27 million for the entire site.

NSP-Wisconsin has deferred the unrecovered portion of the estimated Site remediation costs as a regulatory asset. The PSCW has authorized NSP-Wisconsin rate recovery for all remediation costs incurred at the Site. In 2012, the PSCW agreed to allow NSP-Wisconsin to pre-collect certain costs, to amortize costs over 10 years and to apply a 3% carrying cost to the unamortized regulatory asset.
MGP, Landfill or Disposal Sites — Xcel Energy is currently investigating or remediating 12 MGP, landfill or other disposal sites across its service territories, in addition to the Ashland MGP Site, and these activities will continue through at least 2020. Xcel Energy accrued $9 million as of March 31, 2019 and Dec. 31, 2018, respectively, for these sites. There may be insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of the costs incurred.
Environmental Requirements — Water and Waste
Coal Ash Regulation — Xcel Energy’s operations are subject to federal and state laws that impose requirements for handling, storage, treatment and disposal of solid waste. In 2015, the EPA published the CCR Rule. Litigation was brought challenging the rule in the D.C. Circuit.
Under the CCR Rule, utilities are required to complete groundwater sampling around their CCR landfills and surface impoundments. Xcel Energy has identified two sites in Colorado where a statistically significant increase of certain constituents exists in the groundwater near landfills and/or impoundments. The groundwater monitored at those two sites is directly adjacent to the CCR units and does not indicate any impact to local drinking water. Xcel Energy has completed removal of CCR from these impoundments and plans to close these landfills. By the end of 2019, only nine of Xcel Energy’s regulated ash units are expected to be in operation. Xcel Energy is conducting additional groundwater sampling, initiating the assessment of corrective measures as required by the CCR Rule, and will evaluate whether corrective action is required at any CCR landfills or surface impoundments.
Until Xcel Energy completes its assessment, it is uncertain what impact, if any, there will be on the operations, financial condition or cash flows.
Leases
Xcel Energy evaluates a variety of contracts that may contain leases, including PPAs and arrangements for the use of office space and other facilities, vehicles and equipment. Under ASC Topic 842, adopted by Xcel Energy on Jan. 1, 2019, a contract contains a lease if it conveys the exclusive right to control the use of a specific asset. A contract determined to contain a lease is evaluated further to determine if the arrangement is a finance lease.
ROU assets represent Xcel Energy's rights to use leased assets. Starting in 2019, the present value of future operating lease payments are recognized in other current liabilities and noncurrent operating lease liabilities. These amounts, adjusted for any prepayments or incentives, are recognized as operating lease ROU assets.
Most of Xcel Energy’s leases do not contain a readily determinable discount rate, and therefore the present value of future lease payments is calculated using the applicable Xcel Energy subsidiary’s estimated incremental borrowing rate for similar borrowing periods (weighted-average of 4.2%). Xcel Energy has elected the practical expedient under which non-lease components, such as asset maintenance costs included in payments to the lessor, are not deducted from minimum lease payments for the purposes of lease accounting and disclosure.
Leases with an initial term of 12 months or less are classified as short-term leases and are not recognized on the consolidated balance sheet.

Operating lease ROU assets:

(Millions of Dollars)	March 31, 2019
PPAs	$1,458
Other	201
Gross operating lease ROU assets	1,659
Accumulated amortization	(40)
Net operating lease ROU assets	$1,619
In 2019, ROU assets for finance leases are included in other noncurrent assets, and the present value of future finance lease payments are included in other current liabilities and other noncurrent liabilities. Prior to 2019, finance leases were included in property, plant and equipment, the current portion of long-term debt and long-term debt.
Xcel Energy’s most significant finance lease activities are related to WYCO. WYCO is a joint venture with CIG to develop and lease natural gas pipeline, storage and compression facilities. Xcel Energy Inc. has a 50% ownership interest in WYCO. WYCO leases its facilities to CIG, and CIG operates the facilities, providing natural gas storage and transportation services to PSCo under separate service agreements.
PSCo accounts for its Totem natural gas storage service and Front Range pipeline arrangements with CIG and WYCO, respectively, as finance leases. Xcel Energy Inc. eliminates 50% of the finance lease obligation related to WYCO in the consolidated balance sheet along with an equal amount of Xcel Energy Inc.’s equity investment in WYCO.
Finance lease ROU assets:

(Millions of Dollars)	March 31, 2019
Gas storage facilities	$201
Gas pipeline	21
Gross finance lease ROU assets	222
Accumulated amortization	(78)
Net finance lease ROU assets	$144
Given the impacts of accounting for regulated operations, and the resulting recognition of periodic expense at the amounts recovered in customer rates, cash expenditures for both operating and finance leases are consistent with recognized lease expense.
Components of lease expense:

(Millions of Dollars)	Three Months Ended March 31, 2019
Operating leases
PPA capacity payments	$52
Other operating leases (a)	9
Total operating lease expense (b)	$61

Finance leases
Amortization of ROU assets	$1
Interest expense on lease liability	5
Total finance lease expense	$6

(a)	Includes short-term lease expense of $1 million.

(b)
PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.

NSP-Minnesota expects to purchase the Mankato Energy Center facility in mid-2019 , subject to regulatory approvals.  NSP-Minnesota currently receives energy and capacity from part of the facility, Mankato Energy Center, LLC (Mankato 1), under a PPA expiring in 2026.  Prior to the purchase transaction, NSP-Minnesota also expects to receive energy and capacity from Mankato Energy Center II, LLC (Mankato 2), an expansion of the facility, under a 20 year PPA set to start when operational in approximately June 2019.
Though NSP-Minnesota expects to terminate these PPAs upon the purchase, operating lease commitments and discounted amounts in the consolidated balance sheet as of March 31, 2019 are reflective of PPA capacity payments totaling $294 million (undiscounted) for Mankato 1.  As Mankato 2 is not yet available for use, NSP-Minnesota has not recognized a lease related to $625 million of PPA capacity payments (undiscounted) on Mankato 2.
Future commitments under operating and finance leases as of March 31, 2019:

(Millions of Dollars)	PPA (a) (b) Operating Leases	Other Operating Leases	Total Operating Leases	Finance Leases (c)
2019	$155	$19	$174	$10
2020	208	26	234	14
2021	210	29	239	14
2022	197	28	225	12
2023	185	25	210	12
Thereafter	883	136	1,019	220
Total minimum obligation	1,838	263	2,101	282
Interest component of obligation	(350)	(58)	(408)	(198)
Present value of minimum obligation	$1,488	$205	1,693	84
Less current portion			(164)	(4)
Noncurrent operating and finance lease liabilities			$1,529	$80

Weighted-average remaining lease term in years			10.2	37.4

(a)	Amounts do not include PPAs accounted for as executory contracts and/or contingent payments, such as energy payments on renewable PPAs.

(b)	PPA operating leases contractually expire at various dates through 2033.

(c)	Excludes certain amounts related to Xcel Energy’s 50% ownership interest in WYCO.
Future commitments under operating and finance leases as of Dec. 31, 2018:

(Millions of Dollars)	PPA (a) (b) Operating Leases	Other Operating Leases	Total Operating Leases	Finance Leases (c)
2019	$207	$32	$239	$14
2020	208	26	234	14
2021	210	25	235	14
2022	197	24	221	12
2023	186	22	208	12
Thereafter	883	154	1,037	220
Total minimum obligation				286
Interest component of obligation				(201)
Present value of minimum obligation				$85

(a)	Amounts do not include PPAs accounted for as executory contracts and/or contingent payments, such as energy payments on renewable PPAs.

(b)	PPA operating leases contractually expire at various dates through 2033.

(c)	Excludes certain amounts related to Xcel Energy’s 50% ownership interest in WYCO.

Variable Interest Entities
NSP-Minnesota, PSCo and SPS purchase power from IPPs for which the utility subsidiaries are required to reimburse natural gas or biomass fuel costs, or to participate in tolling arrangements under which the utility subsidiaries procure the natural gas required to produce the energy that they purchase. These specific PPAs create a variable interest in the associated IPP.
The Xcel Energy utility subsidiaries had approximately 3,770 MW of capacity under long-term PPAs as of March 31, 2019 and Dec. 31, 2018, with entities that have been determined to be variable interest entities. Xcel Energy has concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. These agreements have various expiration dates through 2041.
Other
Guarantees and Bond Indemnifications — Xcel Energy Inc. and its subsidiaries provide guarantees and bond indemnities under specified agreements or transactions. The guarantees and bond indemnities issued by Xcel Energy Inc. guarantee payment or performance by its subsidiaries. Xcel Energy Inc.’s exposure is based upon the net liability under the specified agreements or transactions. Most of the guarantees and bond indemnities issued by Xcel Energy Inc. and its subsidiaries have a stated maximum guarantee or indemnity amount. As of March 31, 2019 and Dec. 31, 2018, Xcel Energy Inc. and its subsidiaries had no assets held as collateral related to their guarantees, bond indemnities and indemnification agreements.
Guarantees and bond indemnities issued and outstanding for Xcel Energy were $56 million and $69 million at March 31, 2019 and Dec. 31, 2018, respectively.
Other Indemnification Agreements — Xcel Energy Inc. and its subsidiaries provide indemnifications through various contracts. These are primarily indemnifications against adverse litigation outcomes in connection with underwriting agreements, as well as breaches of representations and warranties, including corporate existence, transaction authorization and income tax matters with respect to assets sold. Xcel Energy Inc.’s and its subsidiaries’ obligations under these agreements may be limited in terms of duration and amount. Maximum future payments under these indemnifications cannot be reasonably estimated as the dollar amounts are often not explicitly stated.

11.    Other Comprehensive Loss
Changes in accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(60)	$(64)	$(124)
Other comprehensive (loss) gain before reclassifications (net of taxes of $(2) and $1, respectively)	(7)	2	(5)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (net of taxes of $0 and $0) (a)	1	—	1
Amortization of net actuarial loss (net of taxes of $0 and $0) (b)	—	1	1
Net current period other comprehensive income	(6)	3	(3)
Accumulated other comprehensive loss at March 31	$(66)	$(61)	$(127)

	Three Months Ended March 31, 2018
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(58)	$(67)	$(125)
Losses reclassified from net accumulated other comprehensive loss:
Amortization of net actuarial loss (net of taxes of $0 and $0) (b)	—	1	1
Net current period other comprehensive income	—	1	1
Accumulated other comprehensive loss at March 31	$(58)	$(66)	$(124)

(a)	Included in interest charges.

(b)	Included in the computation of net periodic pension and postretirement benefit costs.
12.    Segment Information
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

Xcel Energy had equity investments in unconsolidated subsidiaries of $142 million and $141 million as of March 31, 2019 and Dec. 31, 2018, respectively, included in the natural gas utility and all other segments.
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
Xcel Energy’s segment information for the three months ended March 31:

(Millions of Dollars)	2019	2018
Regulated Electric
Operating revenues from external customers	$2,325	$2,270
Intersegment revenue	—	—
Total revenues	$2,325	$2,270
Net income	234	219
Regulated Natural Gas
Operating revenues from external customers	$794	$662
Intersegment revenue	1	—
Total revenues	$795	$662
Net income	105	95
All Other
Total operating revenue	$22	$19
Net (loss)	(24)	(23)

Consolidated Total
Total revenue	$3,142	$2,951
Reconciling eliminations	(1)	—
Consolidated total revenue	$3,141	$2,951
Net income	315	291

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
Management believes electric and natural gas margins provide the most meaningful basis for evaluating our operations because they exclude the revenue impact of fluctuations in these expenses. These margins can be reconciled to operating income, a GAAP measure, by including other operating revenues, cost of sales - other, O&M expenses, conservation and DSM expenses, depreciation and amortization and taxes (other than income taxes).
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

For the three months ended March 31, 2019 and 2018, there were no such adjustments to GAAP earnings and therefore GAAP earnings equal ongoing earnings for these periods.
Results of Operations
The only common equity securities that are publicly traded are common shares of Xcel Energy Inc. Diluted earnings and EPS of each subsidiary discussed below do not represent a direct legal interest in the assets and liabilities allocated to such subsidiary but rather represent a direct interest in our assets and liabilities as a whole.
GAAP and ongoing diluted EPS for Xcel Energy:

	Three Months Ended March 31
Diluted Earnings (Loss) Per Share	2019	2018
PSCo	$0.27	$0.26
NSP-Minnesota	0.22	0.22
SPS	0.10	0.07
NSP-Wisconsin	0.05	0.06
Equity earnings of unconsolidated subsidiaries	0.01	0.01
Regulated utility	0.65	0.62
Xcel Energy Inc. and other	(0.04)	(0.05)
Total	$0.61	$0.57
Summary of Earnings
Xcel Energy — Xcel Energy’s earnings increased $0.04 per share for the first quarter of 2019. Earnings reflect higher electric and natural gas margins due to regulatory rate outcomes and favorable weather which were partially offset by higher depreciation, O&M and interest expenses.
PSCo — First quarter 2019 earnings increased $0.01 per share, reflecting higher electric and natural gas margins primarily due to favorable weather. Higher margins were partially offset by increased depreciation expense, O&M expenses, interest charges and decreased AFUDC. Changes in depreciation expense and AFUDC are primarily driven by the Rush Creek wind project (placed in-service in late 2018). Depreciation was also impacted by additional amortization of the prepaid pension asset resulting from a tax reform settlement.
NSP-Minnesota — First quarter 2019 earnings were consistent with 2018. Higher electric margins were driven by a step rate increase in Minnesota, impacts of tax reform regulatory outcomes in both North and South Dakota (approximately $5 million) and favorable weather, offset by increased O&M expenses and depreciation expense.
SPS — First quarter 2019 earnings increased by $0.03 per share. Higher electric margins reflecting a regulatory settlement which included impacts on tax reform in New Mexico (approximately $10 million), sales growth and higher AFUDC (related to the Hale County wind project) were partially offset by higher O&M expenses, depreciation expense and interest expense.
NSP-Wisconsin — First quarter 2019 earnings decreased by $0.01 per share, largely due to higher O&M expenses.
Xcel Energy Inc. and other — Xcel Energy Inc. and other primarily includes financing costs at the holding company.

Changes in GAAP and Ongoing Diluted EPS
Components significantly contributing to the changes in 2019 EPS compared with the same period in 2018:

Diluted Earnings (Loss) Per Share	Three Months Ended March 31
GAAP and ongoing diluted EPS — 2018	$0.57

Components of change — 2019 vs. 2018
Higher electric margins	0.11
Lower ETR (a)	0.06
Higher natural gas margins	0.04
Higher depreciation and amortization	(0.07)
Higher O&M expenses	(0.06)
Higher interest charges	(0.03)
Higher taxes (other than income taxes)	(0.01)
Other (net)	—
GAAP and ongoing diluted EPS — 2019	$0.61

(a)	Includes flow back of PTCs to customers, which are offset in revenue.
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
There was no impact on sales for the first quarter of 2019 due to THI or CDD. Percentage change in normal and actual HDD:

	Three Months Ended March 31
	2019 vs. Normal	2018 vs. Normal	2019 vs. 2018
HDD	10.5%	0.3%	8.8%

Weather — Estimated impact of temperature variations on EPS compared with normal weather conditions:

	Three Months Ended March 31
	2019 vs. Normal	2018 vs. Normal	2019 vs. 2018
Retail electric	$0.018	$0.003	$0.015
Firm natural gas	0.017	0.003	0.014
Total (excluding decoupling)	$0.035	$0.006	$0.029
Decoupling — Minnesota	(0.005)	(0.002)	(0.003)
Total (adjusted for decoupling)	$0.030	$0.004	$0.026
Sales Growth (Decline) — Sales growth (decline) for actual and weather-normalized sales in 2019 compared to the same period in 2018:

	Three Months Ended March 31
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Actual
Electric residential	2.9%	2.6%	5.0%	2.3%	3.0%
Electric C&I	0.6	(1.1)	4.3	(2.3)	0.6
Total retail electric sales	1.4	—	4.3	(0.9)	1.3
Firm natural gas sales	16.3	7.8	N/A	2.5	12.4

	Three Months Ended March 31
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Weather-normalized
Electric residential	0.3%	0.3%	3.5%	0.3%	0.7%
Electric C&I	0.1	(1.4)	4.6	(2.5)	0.5
Total retail electric sales	0.2	(0.9)	4.4	(1.7)	0.5
Firm natural gas sales	4.4	—	N/A	(2.4)	2.5
Weather-normalized Electric Sales Growth (Decline)

•
PSCo — Higher residential sales growth reflects customer additions, partially offset by lower use per customer. C&I growth was due to an increase in customers and higher use per customer, predominately from the fabricated metal and metal mining industries.

•
NSP-Minnesota — Higher residential sales growth reflects customer additions, partially offset by lower use per customer. The decline in C&I sales was due to an increase in customers offset by lower use per customer. Decreased sales to C&I customers were led by the manufacturing and services sectors.

•
SPS — Residential sales grew largely due to higher use per customer and customer additions. The increase in C&I sales was due to higher use per customer, and was driven by the oil and natural gas industry in the Permian Basin.

•
NSP-Wisconsin — Residential sales growth was primarily attributable to customer additions, partially offset by lower use per customer. The decline in C&I sales was due to lower use per customer, partially offset by customer additions. The decrease was also driven by declines in the food services and mining sectors.

Weather-normalized Natural Gas Sales Growth

•	Natural gas sales reflect an increase in the number of customers combined with higher customer use.
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
Electric revenues and margin:

	Three Months Ended March 31
(Millions of Dollars)	2019	2018
Electric revenues	$2,325	$2,270
Electric fuel and purchased power	(914)	(932)
Electric margin	$1,411	$1,338
Changes in electric margin:

(Millions of Dollars)	Three Months Ended March 31, 2019 vs. 2018
Non-fuel riders	$36
Regulatory rate outcomes (Minnesota, New Mexico, North and South Dakota)	28
Estimated impact of weather (net of Minnesota decoupling)	9
Wholesale transmission revenue (net)	7
Lower purchased capacity costs	6
Implementation of lease accounting standard (offset in interest expense and amortization)	5
Timing of tax reform regulatory decisions (offset in income tax)	(13)
Other (net)	(5)
Total increase in electric margin	$73
Natural Gas Margin
Total natural gas expense varies with changing sales and the cost of natural gas. However, fluctuations in the cost of natural gas has minimal impact on natural gas margin due to natural gas cost recovery mechanisms.
Natural gas revenues and margin:

	Three Months Ended March 31
(Millions of Dollars)	2019	2018
Natural gas revenues	$794	$662
Cost of natural gas sold and transported	(479)	(375)
Natural gas margin	$315	$287
Changes in natural gas margin:

(Millions of Dollars)	Three Months Ended March 31, 2019 vs. 2018
Retail rate increase (Colorado)	$12
Estimated impact of weather	11
Infrastructure and integrity riders	5
Transport sales	3
Retail sales growth	2
Conservation revenue (offset by expenses)	(2)
Other (net)	(3)
Total increase in natural gas margin	$28

Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses increased $40 million, or 7.2%, for the first quarter of 2019. Significant changes are summarized below:

(Millions of Dollars)	Three Months Ended March 31, 2019 vs. 2018
Distribution	$19
Plant generation	8
Business systems	4
Other (net)	9
Total increase in O&M expenses	$40

•	Distribution expenses were higher due to storms, labor and overtime;

•	Plant generation amounts increased due to the in-servicing of the Rush Creek wind project and the timing of planned maintenance and overhauls; and

•	Business systems costs were higher due to increased service delivery and network costs.
Depreciation and Amortization — Depreciation and amortization increased $50 million, or 13.1%, for the first quarter of 2019. Increase was primarily driven by the Rush Creek wind project being placed in-service (recovered in riders) and other capital investments and additional amortization of a prepaid pension asset in Colorado related to tax reform settlements.
Taxes (Other than Income Taxes) — Taxes (other than income taxes) increased $5 million, or 3.4%, for the first quarter of 2019. Increase was primarily due to higher property taxes in Colorado and Minnesota (net of deferred amounts).
AFUDC, Equity and Debt — AFUDC decreased $4 million for the first quarter of 2019. The decrease was primarily due to the Rush Creek wind project being placed in-service in 2018, partially offset by the Hale wind project and other capital investments.
Interest Charges — Interest charges increased $18 million, or 10.5%, for the first quarter of 2019. The increase was related to higher debt levels to fund capital investments, partially offset by refinancings at lower interest rates.
Income Taxes — Income tax expense decreased $34 million for the first quarter of 2019 compared with the same period in 2018. Decrease was primarily driven by an increase in plant-related regulatory differences and an increase in wind PTCs and a reversal of a federal valuation allowance. Wind PTCs flow back to customers (recorded as a reduction to revenue) and do not have a material impact on net income. The ETR was 7.4% for the first quarter of 2019 compared with 16.9% for the same period in 2018. The lower ETR in 2019 was largely due to the adjustments above. See Note 6 to the consolidated financial statements for further information.

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
Pending and Recently Concluded Regulatory Proceedings

Mechanism	Utility Service	Amount Requested (in millions)	Filing Date	Approval	Additional Information
NSP-Minnesota (MPUC)
TCR	Electric	$98	November 2017	Pending	Reflects the revenue requirements for 2018 and a true-up for 2017 and is based on a proposed ROE of 10%. The MPUC decision is expected during the second quarter of 2019.
2018 GUIC	Natural Gas	$23	November 2017	Pending	Proposed ROE of 10%. The MPUC decision is expected during the second quarter of 2019.
2019 GUIC	Natural Gas	$29	November 2018	Pending	Proposed ROE of 10.25%. Timing of the MPUC decision is uncertain.
RES	Electric	$23	November 2017	Pending	Reflects the revenue requirements for 2018, 2017 true-up and a proposed ROE of 10%. The MPUC decision is expected in the second quarter of 2019.
PSCo (CPUC)
Rate Case	Steam	$7	January 2019	Pending
Request is based on a ROE of 10.65%, an equity ratio of 56.29%, a rate base of $64.1 million and a historic test year ending Dec. 31, 2017, to be effective in October 2019. The request also includes adjustments for installation of a new water treatment system in 2018 and a new boiler at the Denver Steam plant in 2019. On April 11, 2019 CPUC Staff recommended a ROE of 9.72%, an equity ratio of 55.34%, and an increase of $5.9 million. CPUC Staff also requested PSCo file a CPCN for the investment in the water treatment system within 90 days of a final decision.

Rate Case Appeal	Natural Gas	NA	April 2019	Pending
PSCo filed an appeal in April 2019, seeking judicial review of the CPUC’s prior ruling regarding PSCo’s last natural gas rate case (approved in December 2018). Appeal requests review of the following: denial of a return on the prepaid pension and retiree medical assets; the use of a capital structure that is not based on the actual historical test year level; and the use of an average rate base methodology rather than a year-end rate base methodology.

SPS (PUCT)
Rate Case	Electric	$54	August 2017	Pending
In November 2018, SPS filed an application with the PUCT requesting permission to recover $5.4 million in unbilled TCRF revenue from January 23, 2018 through June 9, 2018. Timing of a final order on this matter is uncertain.

SPS (NMPRC)
Rate Case	Electric	$43	October 2017	Received
In February 2019, SPS and the NMPRC settled SPS' appeal to the NMSC regarding NMPRC's previous rate case order, including a $10.2 million refund of retroactive TCJA benefits. As a result, the NMPRC issued revised orders eliminating the retroactive refund and SPS reversed its previously recorded regulatory liability. The order also increased the ROE from 9.1% to 9.56% and the equity ratio from 51% to 53.97%, resulting in a prospective annual base rate increase of $4.5 million (incremental to $8.1 million approved in the initial order). New rates were effective March 11, 2019.

See Rate Matters within Note 10 to the consolidated financial statements for further information.
NSP-Minnesota — Mankato Energy Center Acquisition — In November 2018, NSP-Minnesota reached an agreement with Southern Power Company to purchase the 760 MW natural gas combined cycle Mankato Energy Center for approximately $650 million. NSP-Minnesota currently purchases the energy and capacity of this facility through a PPA. The asset acquisition is anticipated to close in mid-2019 subject to regulatory approvals from the MPUC, NDPSC, FERC and DOJ. The DOC requested additional modeling runs, but indicated consensus with the level of savings. Two intervenors (Sierra Club and OAG) oppose the transaction. The acquisition is projected to provide net customer savings of approximately $50 million to $150 million over the life of the plant. See Note 10 leasing disclosures for further information.
NSP-Minnesota — Wind Repowering Acquisition — In December 2018, NSP-Minnesota filed with the MPUC to acquire the Jeffers and Community Wind North wind farms from Longroad Energy. The wind farms will have approximately 70 MW of capacity after being repowered. The repowering is expected to be completed by December 2020 to qualify for the 100% PTC benefit. The acquisition is projected to provide customer savings of approximately $7 million over the life of the wind farms. The cost of the acquisition is approximately $135 million, pending MPUC approval. The DOC filed initial comments and were not supportive of the acquisition, pending additional information and a signed purchase and sales agreement. NSP-Minnesota filed additional information that we believe will address DOC concerns.

Public Utility Regulation
Except to the extent noted below and in Regulation above, the circumstances set forth in Public Utility Regulation included in Item 1 of Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2018 appropriately represent, in all material respects, the current status of public utility regulation and are incorporated herein by reference.
NSP-Minnesota
Minnesota State Right-Of-First Refusal (ROFR) Statute Complaint — In September 2017, LSP Transmission filed a complaint in the Minnesota District Court against the Minnesota Attorney General, MPUC and DOC. The complaint was in response to MISO assigning NSP-Minnesota and ITC Midwest, LLC to jointly own a new 345 KV transmission line from near Mankato, Minnesota to Winnebago, Minnesota. The project was estimated by MISO to cost $108 million and was assigned to NSP-Minnesota and ITC Midwest as the incumbent utilities, consistent with a Minnesota state ROFR statute.The complaint challenged the constitutionality of the state ROFR statute and is seeking declaratory judgment that the statute violates the Commerce Clause of the U.S. Constitution and should not be enforced.
The Minnesota state agencies and NSP-Minnesota filed motions to dismiss. In June 2018, the Minnesota District Court granted the defendants’ motions to dismiss with prejudice. LSP Transmission filed an appeal in July 2018. It is uncertain when a decision will be rendered.
Nuclear Power Operations
NSP-Minnesota owns two nuclear generating plants: the Monticello plant and the PI plant. See Note 12 to the consolidated financial statements of Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2018 for further information. The circumstances set forth in Nuclear Power Operations and Waste Disposal included in Item 1 of Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2018 appropriately represent, in all material respects, the current status of nuclear power operations, and are incorporated herein by reference.
PSCo
Cheyenne Ridge Wind CPCN — In December 2018, PSCo filed for a CPCN for the 500 MW Cheyenne Ridge self-build wind farm and 65 mile gen-tie line. On April 24, 2019, the CPUC issued their decision which grants a CPCN and:

•	Includes a construction cost cap of $743 million (inclusive of AFUDC);

•
Establishes that PSCo will accrue AFUDC on project while under construction and will recover costs associated with Cheyenne Ridge through riders once the project is complete and before it goes into base rates; and

•	Establishes a customer protection mechanism through ongoing reporting on the project.

SPS
Wind Development — In 2018, the NMPRC and PUCT approved SPS’ proposal to add 1,230 MW of new wind generation, including ownership of 1,000 MW.
In March 2018, the NMPRC approved SPS’ petition to build and own Hale County, a 478 MW wind project in Texas, which is expected to be placed into service in June 2019. The NMPRC also approved Sagamore, a 522 MW wind project in New Mexico which is expected to be placed into service in late 2020. In May 2018, the PUCT approved SPS’ petition to build and own Hale and Sagamore. Both projects qualify for 100% of PTCs. SPS’ capital investment for these wind projects is expected to be approximately $1.6 billion. SPS is currently waiting to receive the transmission cost estimate from SPP for Sagamore, which is necessary to determine the final cost of the project before construction can start.
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
At March 31, 2019, the fair values by source for net commodity trading contract assets were as follows:

	Futures / Forwards
(Millions of Dollars)	Source of Fair Value	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity Greater Than 5 Years	Total Futures/ Forwards Fair Value
NSP-Minnesota	1	$3	$1	$—	$—	$4
NSP-Minnesota	2	1	13	(5)	(7)	2
PSCo	1	1	1	—	—	2
		$5	$15	$(5)	$(7)	$8

	Options
(Millions of Dollars)	Source of Fair Value	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity Greater Than 5 Years	Total Futures/ Forwards Fair Value
NSP-Minnesota	2	$3	$3	$—	$—	$6
		$3	$3	$—	$—	$6
1 — Prices actively quoted or based on actively quoted prices.
2 — Prices based on models and other valuation methods.
Changes in the fair value of commodity trading contracts before the impacts of margin-sharing mechanisms for the three months ended March 31, were as follows:

(Millions of Dollars)	2019	2018
Fair value of commodity trading net contract assets outstanding at Jan. 1	$17	$16
Contracts realized or settled during the period	(4)	(2)
Commodity trading contract additions and changes during the period	1	3
Fair value of commodity trading net contract assets outstanding at March 31	$14	$17
At March 31, 2019, a 10% increase in market prices for commodity trading contracts would increase pretax income from continuing operations by approximately $8 million, whereas a 10% decrease would decrease pretax income from continuing operations by approximately $8 million. At March 31, 2018, a 10% increase in market prices for commodity trading contracts would decrease pretax income from continuing operations by approximately $1 million, whereas a 10% decrease would increase pretax income from continuing operations by approximately $1 million.
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

The VaRs for the NSP-Minnesota and PSCo commodity trading operations, calculated on a consolidated basis using a Monte Carlo simulation with a 95% confidence level and a one-day holding period, were as follows:

(Millions of Dollars)	Three Months Ended March 31	VaR Limit	Average	High	Low
2019	$1.05	$3.00	$1.91	$4.35	$1.00
2018	0.32	3.00	0.22	0.57	0.10
In November 2018, management temporarily increased the VaR limit to accommodate a 10-year transaction. NSP-Minnesota has been systematically hedging the transaction and the consolidated VaR returned below $3 million in early January 2019.
Nuclear Fuel Supply — NSP-Minnesota is scheduled to take delivery of approximately 23% of its 2019 and approximately 54% of its 2020 enriched nuclear material requirements from sources that could be impacted by events in Ukraine and extended sanctions against Russia. Long-term, through 2024, NSP-Minnesota is scheduled to take delivery of approximately 31% of its average enriched nuclear material requirements from these sources. Alternate potential sources provide the flexibility to manage NSP-Minnesota’s nuclear fuel supply. NSP-Minnesota periodically assesses if further actions are required to assure a secure supply of enriched nuclear material.
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
At March 31, 2019 and 2018, a 100-basis-point change in the benchmark rate on Xcel Energy’s variable rate debt would impact pretax interest expense annually by approximately $13 million and $11 million, respectively. See Note 8 to the consolidated financial statements for a discussion of Xcel Energy Inc. and its subsidiaries’ interest rate derivatives.
NSP-Minnesota also maintains a nuclear decommissioning fund, as required by the NRC. The nuclear decommissioning fund is subject to interest rate risk and equity price risk. At March 31, 2019, the fund was invested in a diversified portfolio of cash equivalents, debt securities, equity securities, and other investments. These investments may be used only for activities related to nuclear decommissioning. Given the purpose and legal restrictions on the use of nuclear decommissioning fund assets, realized and unrealized gains on fund investments over the life of the fund are deferred as an offset of NSP-Minnesota’s regulatory asset for nuclear decommissioning costs. Consequently, any realized and unrealized gains and losses on securities in the nuclear decommissioning fund, including any other-than-temporary impairments, are deferred as a component of the regulatory asset for nuclear decommissioning. Since the accounting for nuclear decommissioning recognizes that costs are recovered through rates, fluctuations in equity prices or interest rates affecting the nuclear decommissioning fund do not have a direct impact on earnings.
Credit Risk — Xcel Energy Inc. and its subsidiaries are also exposed to credit risk. Credit risk relates to the risk of loss resulting from counterparties’ nonperformance on their contractual obligations. Xcel Energy Inc. and its subsidiaries maintain credit policies intended to minimize overall credit risk and actively monitor these policies to reflect changes and scope of operations.

At March 31, 2019, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $29 million, while a decrease in prices of 10% would have resulted in an increase in credit exposure of $7 million. At March 31, 2018, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $22 million, while a decrease in prices of 10% would have resulted in an increase in credit exposure of $11 million.
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
Commodity Derivatives — Xcel Energy continuously monitors the creditworthiness of the counterparties to its commodity derivative contracts and assesses each counterparty’s ability to perform on the transactions set forth in the contracts. Given this assessment and the typically short duration of these contracts, the impact of discounting commodity derivative assets for counterparty credit risk was not material to the fair value of commodity derivative assets at March 31, 2019. Adjustments to fair value for credit risk of commodity trading instruments are recorded in electric revenues. Credit risk adjustments for other commodity derivative instruments are deferred as other comprehensive income or regulatory assets and liabilities.
The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms. Xcel Energy also assesses the impact of its own credit risk when determining the fair value of commodity derivative liabilities. The impact of discounting commodity derivative liabilities for credit risk was immaterial to the fair value of commodity derivative liabilities at March 31, 2019.
Liquidity and Capital Resources
Cash Flows

	Three Months Ended March 31
(Millions of Dollars)	2019	2018
Cash provided by operating activities	$793	$887
Net cash provided by operating activities decreased $94 million for the three months ended March 31, 2019 compared with the three months ended March 31, 2018. Decrease was primarily related to changes in unbilled amounts and accounts receivable (driven by higher revenues and timing differences), partially offset by additional net income, excluding amounts related to non-cash operating activities (e.g., depreciation and deferred tax expenses).

	Three Months Ended March 31
(Millions of Dollars)	2019	2018
Cash used in investing activities	$(852)	$(872)
Net cash used in investing activities decreased $20 million for the three months ended March 31, 2019 compared with the three months ended March 31, 2018. Decrease was primarily attributable to Rush Creek being placed into service in 2018, partially offset by additional capital expenditures for the Hale and Blazing Star wind facilities, nuclear refueling costs and transmission investments.

	Three Months Ended March 31
(Millions of Dollars)	2019	2018
Cash provided by financing activities	$6	$18
Net cash provided by financing activities decreased $12 million for the three months ended March 31, 2019 compared with the three months ended March 31, 2018. Decrease was primarily attributable to repayments of previously existing long-term debt, partially offset by the proceeds of an issuance of long-term debt.
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

•	In January 2019, contributions of $150 million were made across four of Xcel Energy’s pension plans;

•	In 2018, contributions of $150 million were made across four of Xcel Energy’s pension plans; and

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
Short-Term Investments — Xcel Energy Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS maintain cash operating and short-term investment accounts.
Credit Facilities — Xcel Energy Inc., NSP-Minnesota, PSCo and SPS each have the right to request an extension of the revolving credit facility for two additional one-year periods beyond the June 2021 termination date. NSP-Wisconsin has the right to request an extension of the revolving credit facility termination date for an additional one-year period. All extension requests are subject to majority bank group approval.

As of April 22, 2019, Xcel Energy Inc. and its utility subsidiaries had the following committed credit facilities available to meet liquidity needs:

(Millions of Dollars)	Credit Facility (a)	Drawn (b)	Available	Cash	Liquidity
Xcel Energy Inc.	$1,000	$322	$678	$1	$679
PSCo	700	199	501	1	502
NSP-Minnesota	500	39	461	—	461
SPS	400	150	250	1	251
NSP-Wisconsin	150	23	127	1	128
Total	$2,750	$733	$2,017	$4	$2,021

(a)	Credit facilities expire in June 2021.

(b)	Includes outstanding commercial paper and letters of credit.
Term Loan Agreement — In December 2018, Xcel Energy Inc. renewed its $500 million P364D-Day Term Loan Agreement with $250 million outstanding. In February 2019, Xcel Energy borrowed the remaining amount. No additional capacity remains as loans borrowed and repaid may not be redrawn.
As of March 31, 2019, Xcel Energy Inc.’s term loan borrowings were as follows:

(Millions of Dollars)	Limit	Amount Used	Available
Xcel Energy Inc.	$500	$500	$—
Bilateral Credit Agreement
On March 28, 2019 NSP-Minnesota entered into a one year uncommitted bilateral credit agreement for up to $75 million. The credit agreement is limited in use to support letters of credit, and is in addition to the $500 million facility shown in the table above. As of March 31, 2019 there were no outstanding letters of credit that this agreement was supporting.
Commercial Paper — Xcel Energy Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS each have individual commercial paper programs. The authorized levels for these commercial paper programs are:

•	$1 billion for Xcel Energy Inc.;

•	$700 million for PSCo;

•	$500 million for NSP-Minnesota;

•	$400 million for SPS; and

•	$150 million for NSP-Wisconsin.
Short-term debt outstanding for Xcel Energy was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2019	Year Ended Dec. 31, 2018
Borrowing limit	$3,250	$3,250
Amount outstanding at period end	1,252	1,038
Average amount outstanding	1,186	788
Maximum amount outstanding	1,403	1,349
Weighted average interest rate, computed on a daily basis	2.68%	2.34%
Weighted average interest rate at period end	2.90	2.97
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
2019 Planned Financing Activity — During 2019, Xcel Energy plans to issue approximately $75 to $80 million of equity through the DRIP and benefit programs. In addition, Xcel Energy Inc. and its utility subsidiaries issued and anticipated issuing the following debt securities:

Issuer	Security	Amount		Status	Tenor	Coupon
PSCo	First Mortgage Bonds	$400	million	Completed	30 Year	4.05%
Xcel Energy Inc.	Senior Unsecured Bonds	700	million	Pending	N/A	N/A
NSP-Minnesota	First Mortgage Bonds	900	million	Pending	N/A	N/A
PSCo	First Mortgage Bonds	450	million	Pending	N/A	N/A
SPS	First Mortgage Bonds	300	million	Pending	N/A	N/A
Financing plans are subject to change, depending on capital expenditures, internal cash generation, market conditions and other factors.
Forward Equity Agreements — In November 2018, Xcel Energy Inc. entered into forward sale agreements in connection with a completed $459 million public offering of 9.4 million shares of Xcel Energy common stock. The initial forward agreement was for 8.1 million shares with an additional agreement for 1.2 million shares that was exercised at the option of the banking counterparty. At March 31, 2019, the forward agreements could have been settled with physical delivery of 9.4 million common shares to the banking counterparty in exchange for cash of $454 million. The forward instruments could also have been settled at March 31, 2019 with delivery of approximately $64 million of cash or approximately 1.1 million shares of common stock to the counterparty, if Xcel Energy unilaterally elected net cash or net share settlement, respectively. The forward price used to determine amounts due at settlement is calculated based on the November 2018 public offering price for Xcel Energy’s common stock of $49.00, increased for the overnight bank funding rate, less a spread of 0.75% and less expected dividends on Xcel Energy’s common stock during the period the instruments are outstanding.
Xcel Energy may settle the agreements at any time up to the maturity date of February 7, 2020. Depending on settlement timing, cash proceeds are expected to be approximately $450 million to $455 million.
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

•	Constructive outcomes in all rate case and regulatory proceedings.

•	Normal weather patterns for the remainder of the year.

•	Weather-normalized retail electric sales are projected to be relatively consistent with 2018 levels.

•	Weather-normalized retail firm natural gas sales are projected to be within a range of 0.0% to 1.0% over 2018 levels.

•
Capital rider revenue is projected to increase $115 million to $125 million (net of PTCs) over 2018 levels. PTCs are flowed back to customers, primarily through capital riders and reductions to electric margin.

•	Purchase capacity costs are expected to decline $25 million to $30 million compared with 2018 levels.

•	O&M expenses are projected to decrease approximately 2.0% from 2018 levels.

•
Depreciation expense is projected to increase approximately $120 million to $130 million over 2018 levels. Depreciation expense includes $34 million for the amortization of a prepaid pension asset at PSCo, which is tax reform related and will not impact earnings.

•	Property taxes are projected to increase approximately $15 million to $25 million over 2018 levels.

•	Interest expense (net of AFUDC - debt) is projected to increase $80 million to $90 million over 2018 levels.

•	AFUDC - equity is projected to decrease approximately $20 million to $30 million from 2018 levels.

•	The ETR is projected to be approximately 6% to 8%. The ETR reflects benefits of PTCs which are flowed back to customers through electric margin and will not impact net income.

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

Long-Term EPS and Dividend Growth Rate Objectives — Xcel Energy expects to deliver an attractive total return to our shareholders through a combination of earnings growth and dividend yield, based on the following long-term objectives:

•	Deliver long-term annual EPS growth of 5 to 7% off of a 2018 base of $2.43 per share, which represents the mid-point of the original 2018 guidance range of $2.37 to $2.47 per share;

•	Deliver annual dividend increases of 5 to 7%;

•	Target a dividend payout ratio of 60 to 70%; and

•	Maintain senior secured debt credit ratings in the A range.

Item 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Management’s Discussion and Analysis — Derivatives, Risk Management and Market Risk under Item 2.
Item 4 — CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Xcel Energy maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure. As of March 31, 2019, based on an evaluation carried out under the supervision and with the participation of Xcel Energy’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that Xcel Energy’s disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
No changes in Xcel Energy’s internal control over financial reporting occurred during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, Xcel Energy’s internal control over financial reporting.
Part II — OTHER INFORMATION
Item 1 — Legal Proceedings
Xcel Energy is involved in various litigation matters that are being defended and handled in the ordinary course of business. The assessment of whether a loss is probable or is a reasonable possibility, and whether a loss or a range of loss is estimable, often involves a series of complex judgments regarding future events. Management maintains accruals for losses that are probable of being incurred and subject to reasonable estimation. Management may be unable to estimate an amount or range of a reasonably possible loss in certain situations, including but not limited to when (1) damages sought are indeterminate, (2) proceedings are in the early stages, or (3) matters involve novel or unsettled legal theories. In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss.
See Note 10 to the consolidated financial statements and Part I Item 2 for further information.
Item 1A — RISK FACTORS
Xcel Energy Inc.’s risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2018, which is incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the Form 10-K.

Item 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about our purchases of equity securities that are registered by Xcel Energy Inc. pursuant to Section 12 of the Exchange Act for the quarter ended March 31, 2019:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
Jan. 1, 2019 - Jan. 31, 2019	—	$—	—	—
Feb. 1, 2019 - Feb. 28, 2019 (a)	5,730	53.41	—	—
March 1, 2019 - March 31, 2019 (b)	8,064	54.86	—	—
Total	13,794		—	—

(a)	Xcel Energy Inc. or one of its agents periodically purchases common shares in order to satisfy obligations under the Stock Equivalent Plan for Non-Employee Directors.

(b)	Xcel Energy Inc. withholds stock to satisfy tax withholding obligations on vesting of awards of restricted stock under the Xcel Energy Executive Annual Incentive Award Plan.
Item 6 — EXHIBITS
* Indicates incorporation by reference
+ Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation of Xcel Energy Inc.	Xcel Energy Inc. Form 8-K dated May 16, 2012.	001-03034	3.01
3.02*	Bylaws of Xcel Energy Inc.	Xcel Energy Inc. Form 8-K dated Feb. 17, 2016	001-03034	3.01
4.01*	Supplemental Indenture dated as of March 1, 2019 between PSCo and U.S. Bank National Association, as successor Trustee, creating $400 million principal amount of 4.05% First Mortgage Bonds, Series No. 33 due 2049	PSCo Form 8-K dated March 13, 2019	001-03280	4.01
10.01+	Brett Carter’s Sign-On Bonus Terms

31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Xcel Energy Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) the Consolidated Statements of Common Stockholders’ Equity, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XCEL ENERGY INC.

April 26, 2019	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ ROBERT C. FRENZEL
Robert C. Frenzel
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)