Form 10-Q
period 2019-06-30
XCEL ENERGY INC
filed 2019-08-01
CIK 72903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-3034	41-0448030
(Commission File Number)	(I.R.S. Employer Identification No.)

(Registrant, State of Incorporation or Organization, Address of Principal Executive Officers and Telephone Number)
Xcel Energy Inc.
Minnesota

414 Nicollet Mall

Minneapolis	Minnesota	55401

612	330-5500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $2.50 par value	XEL	NASDAQ

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	July 25, 2019
Common Stock, $2.50 par value	515,010,683 shares

This Form 10-Q is filed by Xcel Energy Inc. Additional information is available on various filings with the Securities and Exchange Commission (SEC).

ABBREVIATIONS AND INDUSTRY TERMS

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Co.
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
WGI	West Gas Interstate
WYCO	WYCO Development, LLC
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
CPUC	Colorado Public Utilities Commission
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
MPUC	Minnesota Public Utilities Commission
NDPSC	North Dakota Public Service Commission
NMPRC	New Mexico Public Regulation Commission
NMSC	New Mexico Supreme Court
NRC	Nuclear Regulatory Commission
OAG	Minnesota Office of the Attorney General
PSCW	Public Service Commission of Wisconsin
PUCT	Public Utility Commission of Texas
SDPUC	South Dakota Public Utility Commission
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
DSM	Demand side management
FCA	Fuel clause adjustment
GUIC	Gas utility infrastructure cost rider
RES	Renewable energy standard
TCA	Transmission cost adjustment
TCR	Transmission cost recovery adjustment
TCRF	Transmission cost recovery factor

Other
ACE	Affordable Clean Energy
AFUDC	Allowance for funds used during construction
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
C&I	Commercial and Industrial
CACJA	Clean Air Clean Jobs Act
CAPM	Capital Asset Pricing Model
CC	Combined cycle
CCR	Coal combustion residual
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the EPA regulating the management, storage and disposal of CCRs as a nonhazardous waste
CIG	Colorado Interstate Gas Company, LLC
CT	Combustion turbine
CWIP	Construction work in progress
DCF	Discounted Cash Flows
DOC	Department of Commerce
DR	Demand response
DRC	Development Recovery Company
DRIP	Dividend Reinvestment and Stock Purchase Program

EPS	Earnings per share
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
FTR	Financial transmission right
GAAP	Generally accepted accounting principles
GE	General Electric
IPP	Independent power producing entity
LIUNA	Laborers’ International Union of North America
MDL	Multi district litigation
MEC	Mankato Energy Center
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
NAV	Net asset value
NOI	Notice of inquiry
NOL	Net operating loss
O&M	Operating and maintenance
OATT	Open Access Transmission Tariff
PPA	Purchased power agreement
PTC	Production tax credit
ROE	Return on equity
ROFR	Right-of-first refusal
ROU	Right-of-use
RTO	Regional Transmission Organization
SMMPA	Southern Minnesota Municipal Power Agency
SPP	Southwest Power Pool, Inc.
TCJA	2017 federal tax reform enacted as Public Law No: 115-97, commonly referred to as the Tax Cuts and Jobs Act
TOs	Transmission owners

Measurements
KV	Kilovolts
MMBtu	Million British thermal Units
MW	Megawatts
MWh	Megawatt hours

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

PART I — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS
XCEL ENERGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (amounts in millions, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Operating revenues
Electric	$2,249	$2,348	$4,574	$4,617
Natural gas	308	292	1,102	954
Other	20	18	42	38
Total operating revenues	2,577	2,658	5,718	5,609

Operating expenses
Electric fuel and purchased power	813	935	1,727	1,867
Cost of natural gas sold and transported	112	104	591	479
Cost of sales — other	10	8	19	17
Operating and maintenance expenses	586	578	1,184	1,135
Conservation and demand side management expenses	65	69	137	139
Depreciation and amortization	439	377	872	760
Taxes (other than income taxes)	142	137	292	282
Total operating expenses	2,167	2,208	4,822	4,679

Operating income	410	450	896	930

Other income (expense)	2	(2)	6	(1)
Equity earnings of unconsolidated subsidiaries	9	9	19	16
Allowance for funds used during construction — equity	20	26	40	49

Interest charges and financing costs
Interest charges — includes other financing costs of $6, $6, $13 and $12, respectively	189	175	379	346
Allowance for funds used during construction — debt	(10)	(11)	(20)	(22)
Total interest charges and financing costs	179	164	359	324

Income before income taxes	262	319	602	670
Income taxes	24	54	49	114
Net income	$238	$265	$553	$556

Weighted average common shares outstanding:
Basic	$516	$510	$515	$509
Diluted	518	510	517	510

Earnings per average common share:
Basic	$0.46	$0.52	$1.07	$1.09
Diluted	0.46	0.52	1.07	1.09

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (amounts in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Net income	$238	$265	$553	$556

Other comprehensive income

Pension and retiree medical benefits:

Net pension and retiree medical gains arising during the period, net of tax of $0, $0, $1 and $0, respectively	1	—	3	—
Amortization of losses included in net periodic benefit cost, net of tax of $0, $1, $0 and $1, respectively	—	1	1	2
	1	1	4	2

Derivative instruments:
Net fair value decrease, net of tax of $(3), $0, $(5) and $0, respectively	(10)	—	(17)	—
Reclassification of losses to net income, net of tax of $0	1	1	2	1
	(9)	1	(15)	1

Other comprehensive (loss) income	(8)	2	(11)	3
Comprehensive income	$230	$267	$542	$559

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (amounts in millions)

	Six Months Ended June 30
	2019	2018
Operating activities
Net income	$553	$556
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	881	769
Nuclear fuel amortization	58	62
Deferred income taxes	47	110
Allowance for equity funds used during construction	(40)	(49)
Equity earnings of unconsolidated subsidiaries	(19)	(16)
Dividends from unconsolidated subsidiaries	20	18
Share-based compensation expense	35	10
Changes in operating assets and liabilities:
Accounts receivable	122	(11)
Accrued unbilled revenues	115	115
Inventories	25	101
Other current assets	19	39
Accounts payable	(157)	(1)
Net regulatory assets and liabilities	25	143
Other current liabilities	(195)	(247)
Pension and other employee benefit obligations	(139)	(142)
Other, net	(16)	(20)
Net cash provided by operating activities	1,334	1,437

Investing activities
Utility capital/construction expenditures	(1,689)	(1,854)
Purchases of investment securities	(488)	(367)
Proceeds from the sale of investment securities	478	357
Other, net	(9)	(1)
Net cash used in investing activities	(1,708)	(1,865)

Financing activities
Proceeds (repayments) from short-term borrowings, net	559	(132)
Proceeds from issuances of long-term debt	819	1,186
Repayments of long-term debt, including reacquisition premiums	(400)	(1)
Dividends paid	(387)	(359)
Other, net	(11)	(17)
Net cash provided by financing activities	580	677

Net change in cash and cash equivalents	206	249
Cash and cash equivalents at beginning of period	147	83
Cash and cash equivalents at end of period	$353	$332

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(344)	$(313)
Cash received (paid) for income taxes, net	54	(3)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$304	$266
Inventory transfers to property, plant and equipment	40	35
Operating lease right-of-use assets	1,843	—
Allowance for equity funds used during construction	40	49
Issuance of common stock for equity awards	32	35

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED) (amounts in millions, except share and per share data)

	June 30, 2019	Dec. 31, 2018
Assets
Current assets
Cash and cash equivalents	$353	$147
Accounts receivable, net	737	860
Accrued unbilled revenues	639	755
Inventories	483	548
Regulatory assets	425	464
Derivative instruments	86	87
Prepaid taxes	41	79
Prepayments and other	175	154
Total current assets	2,939	3,094

Property, plant and equipment, net	37,651	36,944

Other assets
Nuclear decommissioning fund and other investments	2,573	2,317
Regulatory assets	3,145	3,326
Derivative instruments	23	34
Operating lease right-of-use assets	1,763	—
Other	490	272
Total other assets	7,994	5,949
Total assets	$48,584	$45,987

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$553	$406
Short-term debt	1,597	1,038
Accounts payable	1,057	1,237
Regulatory liabilities	442	436
Taxes accrued	342	450
Accrued interest	180	174
Dividends payable	209	195
Derivative instruments	66	61
Other	614	463
Total current liabilities	5,060	4,460

Deferred credits and other liabilities
Deferred income taxes	4,319	4,165
Deferred investment tax credits	51	54
Regulatory liabilities	5,139	5,187
Asset retirement obligations	2,647	2,568
Derivative instruments	121	129
Customer advances	198	199
Pension and employee benefit obligations	850	994
Operating lease liabilities	1,647	—
Other	190	206
Total deferred credits and other liabilities	15,162	13,502

Commitments and contingencies
Capitalization
Long-term debt	15,996	15,803
Common stock — 1,000,000,000 shares authorized of $2.50 par value; 514,865,476 and 514,036,787 shares outstanding at June 30, 2019 and Dec. 31, 2018, respectively	1,287	1,285
Additional paid in capital	6,190	6,168
Retained earnings	5,024	4,893
Accumulated other comprehensive loss	(135)	(124)
Total common stockholders’ equity	12,366	12,222
Total liabilities and equity	$48,584	$45,987

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY (UNAUDITED) (amounts in millions, shares in thousands)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholders’ Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended June 30, 2019 and 2018
Balance at March 31, 2018	508,662	$1,272	$5,903	$4,510	$(124)	$11,561
Net income				265		265
Other comprehensive income					2	2
Dividends declared on common stock ($0.38 per share)				(195)		(195)
Issuances of common stock	236	—	10			10
Share-based compensation			7	—		7
Balance at June 30, 2018	508,898	$1,272	$5,920	$4,580	$(122)	$11,650

Balance at March 31, 2019	514,668	$1,287	$6,173	$4,996	$(127)	$12,329
Net income				238		238
Other comprehensive loss					(8)	(8)
Dividends declared on common stock ($0.41 per share)				(209)		(209)
Issuances of common stock	197	—	10			10
Share-based compensation			7	(1)		6
Balance at June 30, 2019	514,865	$1,287	$6,190	$5,024	$(135)	$12,366

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY (UNAUDITED) (amounts in millions, shares in thousands)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholders’ Equity
	Shares	Par Value	Additional Paid In Capital
Six Months Ended June 30, 2019 and 2018
Balance at Dec. 31, 2017	507,763	$1,269	$5,898	$4,413	$(125)	$11,455
Net income				556		556
Other comprehensive income					3	3
Dividends declared on common stock ($0.76 per share)				(389)		(389)
Issuances of common stock	1,157	3	24			27
Repurchases of common stock	(22)	—	(1)			(1)
Share-based compensation			(1)	—		(1)
Balance at June 30, 2018	508,898	$1,272	$5,920	$4,580	$(122)	$11,650

Balance at Dec. 31, 2018	514,037	$1,285	$6,168	$4,893	$(124)	$12,222
Net income				553		553
Other comprehensive income					(11)	(11)
Dividends declared on common stock ($0.81 per share)				(419)		(419)
Issuances of common stock	834	2	20			22
Repurchases of common stock	(6)	—	—			—
Share-based compensation			2	(3)		(1)
Balance at June 30, 2019	514,865	$1,287	$6,190	$5,024	$(135)	$12,366

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of Xcel Energy Inc. and its subsidiaries as of June 30, 2019 and Dec. 31, 2018; the results of its operations, including the components of net income and comprehensive income, and changes in stockholders’ equity for the three and six months ended June 30, 2019 and 2018; and its cash flows for the six months ended June 30, 2019 and 2018. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after June 30, 2019 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2018 balance sheet information has been derived from the audited 2018 consolidated financial statements included in the Xcel Energy Inc. Annual Report on Form 10-K for the year ended Dec. 31, 2018. Notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the Xcel Energy Inc. Annual Report on Form 10-K for the year ended Dec. 31, 2018, filed with the SEC on Feb. 22, 2019. Due to the seasonality of Xcel Energy’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies
The significant accounting policies set forth in Note 1 to the consolidated financial statements in the Xcel Energy Inc. Annual Report on Form 10-K for the year ended Dec. 31, 2018, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements
Recently Issued
Credit Losses — In 2016, the FASB issued Financial Instruments - Credit Losses, Topic 326 (ASC Topic 326), which changes how entities account for losses on receivables and certain other assets. The guidance requires use of a current expected credit loss model, which may result in earlier recognition of credit losses than under previous accounting standards. ASC Topic 326 is effective for interim and annual periods beginning on or after Dec. 15, 2019, and will be applied on a modified-retrospective approach through a cumulative-effect adjustment to retained earnings as of Jan. 1, 2020. Xcel Energy is currently evaluating the impact of adoption of the new standard on its consolidated financial statements.
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
3.     Selected Balance Sheet Data

(Millions of Dollars)	June 30, 2019	Dec. 31, 2018
Accounts receivable, net
Accounts receivable	$786	$915
Less allowance for bad debts	(49)	(55)
	$737	$860

(Millions of Dollars)	June 30, 2019	Dec. 31, 2018
Inventories
Materials and supplies	$272	$271
Fuel	164	170
Natural gas	47	107
	$483	$548

(Millions of Dollars)	June 30, 2019	Dec. 31, 2018
Property, plant and equipment, net
Electric plant	$43,006	$41,472
Natural gas plant	6,289	6,210
Common and other property	2,215	2,154
Plant to be retired (a)	290	322
CWIP	1,745	2,091
Total property, plant and equipment	53,545	52,249
Less accumulated depreciation	(16,278)	(15,659)
Nuclear fuel	2,859	2,771
Less accumulated amortization	(2,475)	(2,417)
	$37,651	$36,944

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

4.    Borrowings and Other Financing Instruments
Short-Term Borrowings
Short-Term Debt — Xcel Energy Inc. and its utility subsidiaries meet their short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under their credit facilities and term loan agreements. Commercial paper and term loan borrowings outstanding for Xcel Energy were as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2019	Year Ended Dec. 31, 2018
Borrowing limit	$3,600	$3,250
Amount outstanding at period end	1,597	1,038
Average amount outstanding	1,313	788
Maximum amount outstanding	1,597	1,349
Weighted average interest rate, computed on a daily basis	2.83%	2.34%
Weighted average interest rate at period end	2.74	2.97

Letters of Credit — Xcel Energy Inc. and its subsidiaries use letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At June 30, 2019 and Dec. 31, 2018, there were $54 million and $49 million, respectively, of letters of credit outstanding under the credit facilities. The contract amounts of these letters of credit approximate their fair value and are subject to fees.
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
Amended Credit Agreements — In June 2019, Xcel Energy Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS entered into amended five-year credit agreements with a syndicate of banks. The total borrowing limit under the amended credit agreements was increased to $3.1 billion. The amended credit agreements have substantially the same terms and conditions as the prior credit agreements with the following exceptions:

•	Maturity extended from June 2021 to June 2024.

•	Borrowing limit for Xcel Energy was increased from $1.0 billion to $1.25 billion

•	Borrowing limit for SPS was increased from $400 million to $500 million

•	Added swingline subfacility for Xcel Energy up to $75 million
Xcel Energy Inc., NSP-Minnesota, PSCo, and SPS each have the right to request an extension of the revolving credit facility termination date for two additional one year periods. NSP-Wisconsin has the right to request an extension of the revolving credit facility termination date for an additional one year period. All extension requests are subject to majority bank group approval.
As of June 30, 2019, Xcel Energy Inc. and its utility subsidiaries had the following committed credit facilities available:

(Millions of Dollars)	Credit Facility (a)	Outstanding (b)	Available
Xcel Energy Inc.	$1,250	$632	$618
PSCo	700	231	469
NSP-Minnesota	500	213	287
SPS	500	2	498
NSP-Wisconsin	150	50	100
Total	$3,100	$1,128	$1,972

(a)	Expires in June 2024.

(b)	Includes outstanding commercial paper and letters of credit.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the respective credit facilities. Xcel Energy Inc. and its subsidiaries had no direct advances on the credit facilities outstanding as of June 30, 2019 and Dec. 31, 2018.
Term Loan Agreement — In December 2018, Xcel Energy Inc. renewed its $500 million 364 Day Term Loan Agreement. No additional capacity remains as loans borrowed and repaid may not be redrawn. The loan is unsecured and matures Dec. 3, 2019. Xcel Energy has an option to request an extension through Dec. 2, 2020.

The term loan includes one financial covenant, requiring Xcel Energy’s consolidated funded debt to total capitalization ratio to be less than or equal to 65%. Interest is at a rate equal to either (i) the Eurodollar rate, plus 50.0 basis points, or (ii) an alternate base rate. Xcel Energy is also required to pay a commitment fee equal to 10 basis points per annum on any unborrowed portion.
As of June 30, 2019, Xcel Energy Inc.’s term loan borrowings were as follows:

(Millions of Dollars)	Limit	Amount Used	Available
Xcel Energy Inc.	$500	$500	$—

Bilateral Credit Agreement
In March 2019, NSP-Minnesota entered into a one-year uncommitted bilateral credit agreement. The credit agreement is limited in use to support letters of credit.
As of June 30, 2019, NSP-Minnesota’s outstanding letters of credit under the Bilateral Credit Agreement were as follows:

(Millions of Dollars)	Limit	Amount Outstanding	Available
NSP-Minnesota	$75	$23	$52

Long-Term Borrowings
During the six months ended June 30, 2019, Xcel Energy Inc. and its utility subsidiaries issued the following:

•	PSCo issued $400 million of 4.05% first mortgage bonds due Sept. 15, 2049.

•	Xcel Energy Inc. issued $130 million of 4.00% senior unsecured bonds due June 15, 2028.

•	SPS issued $300 million of 3.75% first mortgage bonds due June 15, 2049.
Forward Equity Agreements — In November 2018, Xcel Energy Inc. entered into forward sale agreements in connection with a completed $459 million public offering of 9.4 million shares of Xcel Energy common stock. The initial forward agreement was for 8.1 million shares with an additional agreement for 1.2 million shares that was exercised at the option of the banking counterparty. At June 30, 2019, the forward agreements could have been settled with physical delivery of 9.4 million common shares to the banking counterparty in exchange for cash of $452 million. The forward instruments could also have been settled at June 30, 2019 with delivery of approximately $100 million of cash or approximately 1.7 million shares of common stock to the counterparty, if Xcel Energy unilaterally elected net cash or net share settlement, respectively. The forward price used to determine amounts due at settlement is calculated based on the November 2018 public offering price for Xcel Energy’s common stock of $49.00, increased for the overnight bank funding rate, less a spread of 0.75% and less expected dividends on Xcel Energy’s common stock during the period the instruments are outstanding.
Xcel Energy may settle the agreements at any time up to the maturity date of February 7, 2020. Depending on settlement timing and form of settlement, cash proceeds are expected to be approximately $450 million.
Forward equity instruments were recognized within stockholders’ equity at fair value at execution of the agreements, and will not be subsequently adjusted until settlement.
Other Equity — Xcel Energy Inc. issued $19.4 million and $38.5 million of equity through DRIP during the six months ended June 30, 2019 and year ended Dec. 31, 2018, respectively. The program allows shareholders to elect dividend reinvestment in Xcel Energy Inc. common stock through a non-cash transaction.

5.	Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. Xcel Energy’s operating revenues consists of the following:

	Three Months Ended June 30, 2019
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$624	$182	$10	$816
C&I	1,201	90	6	1,297
Other	31	—	1	32
Total retail	1,856	272	17	2,145
Wholesale	154	—	—	154
Transmission	127	—	—	127
Other	11	26	—	37
Total revenue from contracts with customers	2,148	298	17	2,463
Alternative revenue and other	101	10	3	114
Total revenues	$2,249	$308	$20	$2,577

	Three Months Ended June 30, 2018
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$678	$157	$9	$844
C&I	1,206	82	5	1,293
Other	33	—	2	35
Total retail	1,917	239	16	2,172
Wholesale	194	—	—	194
Transmission	132	—	—	132
Other	24	23	—	47
Total revenue from contracts with customers	2,267	262	16	2,545
Alternative revenue and other	81	30	2	113
Total revenues	$2,348	$292	$18	$2,658

	Six Months Ended June 30, 2019
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,351	$677	$19	$2,047
C&I	2,341	345	15	2,701
Other	63	—	2	65
Total retail	3,755	1,022	36	4,813
Wholesale	343	—	—	343
Transmission	258	—	—	258
Other	29	60	—	89
Total revenue from contracts with customers	4,385	1,082	36	5,503
Alternative revenue and other	189	20	6	215
Total revenues	$4,574	$1,102	$42	$5,718

	Six Months Ended June 30, 2018
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,365	$547	$18	$1,930
C&I	2,318	289	12	2,619
Other	66	—	4	70
Total retail	3,749	836	34	4,619
Wholesale	382	—	—	382
Transmission	255	—	—	255
Other	63	51	—	114
Total revenue from contracts with customers	4,449	887	34	5,370
Alternative revenue and other	168	67	4	239
Total revenues	$4,617	$954	$38	$5,609

6.    Income Taxes
Except to the extent noted below, Note 7 to the consolidated financial statements included in Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2018 represents, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.
The following table reconciles the difference between the statutory rate and the ETR:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%	21.0%
State tax (net of federal tax effect)	5.0	5.1	5.0	5.0
(Decreases) increases:
Wind PTCs	(11.9)	(5.4)	(10.0)	(5.8)
Plant regulatory differences (a)	(5.5)	(2.4)	(5.6)	(1.8)
Other tax credits and allowances (net)	(0.6)	(1.1)	(1.8)	(1.2)
Other (net)	1.2	(0.3)	(0.5)	(0.2)
Effective income tax rate	9.2%	16.9%	8.1%	17.0%

(a)
Regulatory differences for income tax primarily relate to the flow back of excess deferred taxes to customers through the average rate assumption method and the impact of AFUDC - Equity. Quarterly variations primarily relates to the deferral of the flow back of excess deferred taxes in 2018, as a result of pending regulatory decisions. Treatment of most tax reform items was established prior to the first quarter of 2019, resulting in a reduction in deferred amounts. Income tax benefits associated with the flow back of excess deferred credits are offset by corresponding revenue reductions and additional prepaid pension asset amortization.

Federal Audits — Statute of limitations applicable to Xcel Energy’s consolidated federal income tax returns expire as follows:

Tax Year(s)	Expiration
2009 - 2013	June 2020
2014 - 2016	September 2020
2017	September 2021

In 2015, the IRS commenced an examination of tax years 2012 and 2013. In 2017, the IRS concluded the audit of tax years 2012 and 2013 and proposed an adjustment that would impact Xcel Energy’s NOL and ETR. Xcel Energy filed a protest with the IRS. As of June 30, 2019, the case has been forwarded to the Office of Appeals and Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of this issue; however, the outcome and timing of a resolution is unknown.
In 2018, the IRS began an audit of tax years 2014 - 2016. As of June 30, 2019, no adjustments have been proposed.
State Audits — Xcel Energy files consolidated state tax returns based on income in its major operating jurisdictions and various other state income-based tax returns.

As of June 30, 2019, Xcel Energy’s earliest open tax years (subject to examination by state taxing authorities in its major operating jurisdictions) were as follows:

State	Year
Colorado	2009
Minnesota	2009
Texas	2009
Wisconsin	2014

•	In 2018, Wisconsin began an audit of tax years 2014 - 2016. As of June 30, 2019, no material adjustments have been proposed.

•	No other state income tax audits were in progress as of June 30, 2019.
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
Unrecognized tax benefits - permanent vs. temporary:

(Millions of Dollars)	June 30, 2019	Dec. 31, 2018
Unrecognized tax benefit — Permanent tax positions	$30	$28
Unrecognized tax benefit — Temporary tax positions	10	9
Total unrecognized tax benefit	$40	$37

Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	June 30, 2019	Dec. 31, 2018
NOL and tax credit carryforwards	$(36)	$(35)

Net deferred tax liability associated with the unrecognized tax benefit amounts and related NOLs and tax credits carryforwards were $25 million at June 30, 2019 and $24 million at Dec. 31, 2018.
As the IRS Appeals and federal and state audits progress, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $28 million in the next 12 months.
Payables for interest related to unrecognized tax benefits were not material and no amounts were accrued for penalties related to unrecognized tax benefits as of June 30, 2019 or Dec. 31, 2018.
7.    Earnings Per Share
Basic EPS was computed by dividing the earnings available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS was computed by dividing the earnings available to common shareholders by the diluted weighted average number of common shares outstanding.
Diluted EPS reflects the potential dilution that could occur if securities or other agreements to issue common stock (i.e., common stock equivalents) were settled. The weighted average number of potentially dilutive shares outstanding used to calculate diluted EPS is calculated using the treasury stock method.
Common Stock Equivalents — Xcel Energy Inc. has common stock equivalents related to forward equity agreements and time-based equity compensation awards.

Stock equivalent units granted to Xcel Energy Inc.’s Board of Directors are included in common shares outstanding upon grant date as there is no further service, performance or market condition associated with these awards. Restricted stock issued to employees is included in common shares outstanding when granted.
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
Diluted common shares outstanding included common stock equivalents of 1.8 million and 1.5 million for the three and six months ended June 30, 2019, respectively (0.4 million for the three and six months ended June 30, 2018).

8.	Fair Value of Financial Assets and Liabilities
Fair Value Measurements
Accounting guidance for fair value measurements and disclosures provides a single definition of fair value, hierarchical framework for measuring assets and liabilities and requires disclosure about assets and liabilities measured at fair value.
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
Investments in equity securities and other funds — Equity securities are valued using quoted prices in active markets. The fair values for commingled funds are measured using NAVs. The investments in commingled funds may be redeemed for NAV with proper notice. Private equity commingled fund investments require approval of the fund for any unscheduled redemption, and such redemptions may be approved or denied by the fund at its sole discretion. Unscheduled distributions from real estate commingled funds’ investments may be redeemed with proper notice; however, withdrawals may be delayed or discounted as a result of fund illiquidity.
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
Non-Derivative Fair Value Measurements
The NRC requires NSP-Minnesota to maintain a portfolio of investments to fund the costs of decommissioning its nuclear generating plants. Assets of the nuclear decommissioning fund are legally restricted for the purpose of decommissioning these facilities. The fund contains cash equivalents, debt securities, equity securities and other investments. NSP-Minnesota uses the MPUC approved investment targets by asset class for the qualified trust.
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
Unrealized gains for the nuclear decommissioning fund were $606 million and $450 million as of June 30, 2019 and Dec. 31, 2018, respectively, and unrealized losses were $15 million and $45 million as of June 30, 2019 and Dec. 31, 2018, respectively.

Non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund:

	June 30, 2019
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$27	$27	$—	$—	$—	$27
Commingled funds	802	—	—	—	988	988
Debt securities	485	—	473	14	—	487
Equity securities	396	798	1	—	—	799
Total	$1,710	$825	$474	$14	$988	$2,301

(a)
Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $145 million of equity investments in unconsolidated subsidiaries and $126 million of rabbi trust assets and miscellaneous investments.

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

For the three and six months ended June 30, 2019 and 2018, there was no transfer of amounts between levels.
Contractual maturity dates of debt securities in the nuclear decommissioning fund as of June 30, 2019:

	Final Contractual Maturity
(Millions of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Debt securities	$1	$122	$225	$139	$487

Rabbi Trusts
Xcel Energy has established rabbi trusts to provide partial funding for future distributions of its supplemental executive retirement plan and deferred compensation plan.
Cost and fair value of assets held in rabbi trusts:

	June 30, 2019
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trusts (a)
Cash equivalents	$13	$13	$—	$—	$13
Mutual funds	52	58	—	—	58
Total	$65	$71	$—	$—	$71

	Dec. 31, 2018
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trusts (a)
Cash equivalents	$16	$16	$—	$—	$16
Mutual funds	52	51	—	—	51
Total	$68	$67	$—	$—	$67
(a) Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet.
Derivative Instruments Fair Value Measurements
Xcel Energy enters into derivative instruments, including forward contracts, futures, swaps and options, for trading purposes and to manage risk in connection with changes in interest rates, utility commodity prices and vehicle fuel prices.
Interest Rate Derivatives — Xcel Energy enters into various instruments that effectively fix the yield or price on a specified benchmark interest rate for an anticipated debt issuance for a specific period. These derivative instruments are generally designated as cash flow hedges for accounting purposes.
As of June 30, 2019, accumulated other comprehensive loss related to interest rate derivatives included $4 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings.
As of June 30, 2019, Xcel Energy had unsettled interest rate swaps outstanding with a notional amount of $300 million. These interest rate derivatives were designated as cash flow hedges, and as such, changes in fair value are recorded to other comprehensive income.
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
Xcel Energy may enter into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers, but may not be designated as qualifying hedging transactions. Changes in the fair value of non-trading commodity derivative instruments are recorded as other comprehensive income or deferred as a regulatory asset or liability. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.
As of June 30, 2019, Xcel Energy had no commodity contracts designated as cash flow hedges.
Xcel Energy also enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.

Gross notional amounts of commodity forwards, options and FTRs:

(Amounts in Millions) (a)(b)	June 30, 2019	Dec. 31, 2018
MWh of electricity	134	87
MMBtu of natural gas	95	92

(a)	Not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options included on a gross basis, but are weighted for the probability of exercise.
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
As of June 30, 2019, six of Xcel Energy’s 10 most significant counterparties for these activities, comprising $72 million or 36% of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings. Three of the 10 most significant counterparties, comprising $21 million or 11% of this credit exposure, were not rated by these external agencies, but based on Xcel Energy’s internal analysis, had credit quality consistent with investment grade. One of these significant counterparties, comprising $8 million or 4% of this credit exposure, had credit quality less than investment grade, based on external analysis. Nine of these significant counterparties are municipal or cooperative electric entities or other utilities.
Impact of derivative activity:

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities
Three Months Ended June 30, 2019
Derivatives designated as cash flow hedges
Interest rate	$(13)	$—
Total	$(13)	$—
Other derivative instruments
Electric commodity	$—	$26
Natural gas commodity	—	(2)
Total	$—	$24

Six Months Ended June 30, 2019
Derivatives designated as cash flow hedges
Interest rate	$(22)	$—
Total	$(22)	$—
Other derivative instruments
Electric commodity	$—	$4
Natural gas commodity	—	(2)
Total	$—	$2

Three Months Ended June 30, 2018
Other derivative instruments
Electric commodity	$—	$37
Total	$—	$37

Six Months Ended June 30, 2018
Other derivative instruments
Electric commodity	$—	$8
Total	$—	$8

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Three Months Ended June 30, 2019
Derivatives designated as cash flow hedges
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$5	(b)
Total	$—		$—		$5

Six Months Ended June 30, 2019
Derivatives designated as cash flow hedges
Interest rate	$2	(a)	$—		$—
Total	$2		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$4	(b)
Electric commodity	—		1	(c)	—
Natural gas commodity	—		(1)	(d)	(4)	(d)
Total	$—		$—		$—

Three Months Ended June 30, 2018
Derivatives designated as cash flow hedges
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$2	(b)
Electric commodity	—		(3)	(c)	—
Total	$—		$(3)		$2

Six Months Ended June 30, 2018
Derivatives designated as cash flow hedges
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$10	(b)
Natural gas commodity	—		2	(d)	(2)	(d)
Total	$—		$2		$8

(a)	Recorded to interest charges.

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

(d)
Amounts for both the three and six months ended June 30, 2019 included no settlement gains or losses on derivatives entered to mitigate natural gas price risk for electric generation recorded to electric fuel and purchased power, subject to cost-recovery mechanisms and reclassified to a regulatory asset, as appropriate. Amounts for the three and six months ended June 30, 2018 included no such settlement gains or losses and $1 million of such settlement losses, respectively. Remaining settlement losses for the three and six months ended June 30, 2019 and 2018 related to natural gas operations and were recorded to cost of natural gas sold and transported. These gains and losses are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset or liability, as appropriate.

Xcel Energy had no derivative instruments designated as fair value hedges during the three and six months ended June 30, 2019 and 2018.
Credit Related Contingent Features — Contract provisions for derivative instruments that the utility subsidiaries enter, including those accounted for as normal purchase-normal sale contracts and therefore not reflected on the consolidated balance sheets, may require the posting of collateral or settlement of the contracts for various reasons, including if the applicable utility subsidiary’s credit ratings are downgraded below its investment grade credit rating by any of the major credit rating agencies, or for cross default contractual provisions if there was a failure under other financing arrangements related to payment terms or other covenants. As of June 30, 2019 and Dec. 31, 2018, $6 million and less than $1 million of derivative instruments were in a liability position with such underlying contract provisions, respectively, with no offsetting positions or posted collateral.
Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. Provisions allow counterparties to seek performance assurance, including cash collateral, in the event that a given utility subsidiary’s ability to fulfill its contractual obligations is reasonably expected to be impaired. Xcel Energy had less than $1 million of collateral posted related to adequate assurance clauses in derivative contracts as of June 30, 2019 and Dec. 31, 2018.
Recurring Fair Value Measurements — Derivative assets and liabilities measured at fair value on a recurring basis:

	June 30, 2019						Dec. 31, 2018
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$6	$84	$19	$109	$(64)	$45	$4	$92	$2	$98	$(44)	$54
Electric commodity	—	—	38	38	(1)	37	—	—	25	25	—	25
Natural gas commodity	—	1	—	1	—	1	—	4	—	4	—	4
Total current derivative assets	$6	$85	$57	$148	$(65)	83	$4	$96	$27	$127	$(44)	83
PPAs (b)						3						4
Current derivative instruments						$86						$87
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$1	$48	$—	$49	$(40)	$9	$—	$27	$5	$32	$(14)	$18
Total noncurrent derivative assets	$1	$48	$—	$49	$(40)	9	$—	$27	$5	$32	$(14)	18
PPAs (b)						14						16
Noncurrent derivative instruments						$23						$34

	June 30, 2019						Dec. 31, 2018
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Derivatives designated as cash flow hedges:
Interest rate	$—	$28	$—	$28	$—	$28	$—	$7	$—	$7	$—	$7
Other derivative instruments:
Commodity trading	7	75	15	97	(77)	20	4	88	2	94	(60)	34
Electric commodity	—	—	1	1	(1)	—	—	—	—	—	—	—
Total current derivative liabilities	$7	$103	$16	$126	$(78)	48	$4	$95	$2	$101	$(60)	41
PPAs (b)						18						20
Current derivative instruments						$66						$61
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$1	$31	$13	$45	$(8)	$37	$—	$18	$1	$19	$17	$36
Total noncurrent derivative liabilities	$1	$31	$13	$45	$(8)	37	$—	$18	$1	$19	$17	36
PPAs (b)						84						93
Noncurrent derivative instruments						$121						$129

(a)
Xcel Energy nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at June 30, 2019 and Dec. 31, 2018. At both June 30, 2019 and Dec. 31, 2018, derivative assets and liabilities include $32 million of obligations to return cash collateral. At June 30, 2019 and Dec. 31, 2018, derivative assets and liabilities include rights to reclaim cash collateral of $13 million and $15 million, respectively. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

(b)
During 2006, Xcel Energy qualified these contracts under the normal purchase exception. Based on this qualification, contracts are no longer adjusted to fair value and the previous carrying value of these contracts is being amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Changes in Level 3 commodity derivatives:

	Three Months Ended June 30
(Millions of Dollars)	2019	2018
Balance at April 1	$(7)	$19
Purchases	34	45
Settlements	(16)	(20)
Net transactions recorded during the period:
Gains (losses) recognized in earnings (a)	7	(2)
Net gains recognized as regulatory assets and liabilities	10	22
Balance at June 30	$28	$64

	Six Months Ended June 30
(Millions of Dollars)	2019	2018
Balance at Jan. 1	$29	$35
Purchases	38	46
Settlements	(27)	(32)
Net transactions recorded during the period:
Losses recognized in earnings (a)	(11)	—
Net (losses) gains recognized as regulatory assets and liabilities	(1)	15
Balance at June 30	$28	$64

(a)	These amounts relate to commodity derivatives held at the end of the period.
Xcel Energy recognizes transfers between fair value hierarchy levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three and six months ended June 30, 2019 and 2018.
Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	June 30, 2019		Dec. 31, 2018
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$16,549	$18,218	$16,209	$16,755

Fair value of Xcel Energy’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of June 30, 2019 and Dec. 31, 2018, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

9.    Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended June 30
	2019	2018	2019	2018
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$22	$24	$—	$1
Interest cost (a)	36	33	6	5
Expected return on plan assets (a)	(51)	(52)	(5)	(6)
Amortization of prior service credit (a)	(1)	(1)	(3)	(3)
Amortization of net loss (a)	22	27	1	2
Net periodic benefit cost (credit)	28	31	(1)	(1)
Credits (costs) not recognized due to the effects of regulation	1	(1)	—	—
Net benefit cost (credit) recognized for financial reporting	$29	$30	$(1)	$(1)

	Six Months Ended June 30
	2019	2018	2019	2018
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$43	$47	$1	$1
Interest cost (a)	72	67	11	11
Expected return on plan assets (a)	(102)	(104)	(11)	(13)
Amortization of prior service credit (a)	(2)	(2)	(5)	(5)
Amortization of net loss (a)	44	55	3	3
Net periodic benefit cost (credit)	55	63	(1)	(3)
Credits (costs) not recognized due to the effects of regulation	2	(2)	1	—
Net benefit cost (credit) recognized for financial reporting	$57	$61	$—	$(3)

(a)
Components of net periodic cost other than the service cost component are included in the line item “other expense, net” in the consolidated statement of income or capitalized on the consolidated balance sheet as a regulatory asset.

In January 2019, contributions of $150 million were made across four of Xcel Energy’s pension plans. On July 1, 2019, Xcel Energy made a $4 million contribution to the Xcel Energy Inc. Non-Bargaining Pension Plan (South) and does not expect any additional pension contributions during 2019.
10.    Commitments and Contingencies
The following include commitments, contingencies and unresolved contingencies that are material to Xcel Energy’s financial position.
Legal
Xcel Energy is involved in various litigation matters in the ordinary course of business. The assessment of whether a loss is probable or is a reasonable possibility, and whether the loss or a range of loss is estimable, often involves a series of complex judgments about future events. Management maintains accruals for losses probable of being incurred and subject to reasonable estimation. Management is sometimes unable to estimate an amount or range of a reasonably possible loss in certain situations, including but not limited to when (1) the damages sought are indeterminate, (2) the proceedings are in the early stages, or (3) the matters involve novel or unsettled legal theories.

In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss. For current proceedings not specifically reported herein, management does not anticipate that the ultimate liabilities, if any, would have a material effect on Xcel Energy’s financial statements. Unless otherwise required by GAAP, legal fees are expensed as incurred.
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
Breckenridge/Colorado - The MDL panel remanded Breckenridge back to the U.S. District Court in Colorado and assigned to a judge.
Arandell Corp. - In February 2019, Xcel Energy filed a no opposition motion to have the case remanded back to the U.S. District Court in Wisconsin. The motion was granted and the case has been remanded back to the District Court.
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
This claim is similar to the arguments previously raised by DRC. PSCo filed a motion to dismiss this claim, which was granted in May 2018. DRC subsequently filed an appeal to the Colorado Court of Appeals. Briefs have been filed and it is uncertain when a decision will be rendered.
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
In January 2019, the DOC recommended that NSP-Minnesota refund $20 million of previously recovered purchased power costs to its customers, based on the jury’s apportionment of fault. The OAG recommended the MPUC withhold any decision until the underlying litigation by the insurance providers (currently under appeal) is concluded. The DOC subsequently agreed with the OAG’s recommendation to withhold a decision pending the outcome of any appeals. NSP-Minnesota filed reply comments arguing that the DOC recommendations are without merit and that it acted prudently in operating the plant and its settlement with GE was reasonable.
In March 2019, the MPUC approved NSP-Minnesota’s proposal to refund the GE settlement proceeds back to customers through the FCA. It also decided to withhold any decision as to NSP-Minnesota’s prudence in connection with the incident at Sherco Unit 3 until after conclusion of the pending litigation between GE and NSP-Minnesota’s insurers.
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
The FERC subsequently made preliminary determinations in a November 2018 order that the MISO TO’s base ROE in effect for the first complaint period (12.38%) was outside the range of reasonableness, and should be reduced. The FERC indicated its preliminary analysis using the new ROE approach resulted in a base ROE of 10.28% for the first complaint period, compared to the previously ordered base ROE of 10.32%. NSP-Minnesota has recognized a current refund liability consistent with its best estimate of the final ROE, pending further FERC action as early as the second half of 2019.

On March 21, 2019, the FERC announced a NOI seeking public comments on whether, and if so how, to revise ROE policies in light of the D.C. Circuit Court decision. FERC also initiated a NOI on whether to revise its policies on incentives for electric transmission investments, including the RTO membership incentive. Initial comments on both NOIs were due in June 2019, with reply comments due in the third quarter of 2019, pending further FERC action as early as the second half of 2019.
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
In July 2018, SPS’ appeal to the D.C. Circuit over the FERC rulings granting SPP the right to recover these previously unbilled charges was remanded to the FERC. In February 2019, the FERC reversed its 2016 decision and ordered SPP to refund the charges retroactively collected from its transmission customers, including SPS, related to periods before Sept. 2015. In April 2019, several parties, including SPP, filed requests for rehearing. The timing of a FERC response to the rehearing requests is uncertain. Any refunds received by SPS are expected to be given back to SPS customers through future rates.
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
The current cost estimate for remediation and restoration of the entire site is approximately $190 million. At June 30, 2019 and Dec. 31, 2018, NSP-Wisconsin had a total liability of $26 million and $27 million, respectively, for the entire site.
NSP-Wisconsin has deferred the unrecovered portion of the estimated Site remediation and restoration costs as a regulatory asset. The PSCW has authorized NSP-Wisconsin rate recovery for all remediation and restoration costs incurred at the Site. In 2012, the PSCW agreed to allow NSP-Wisconsin to pre-collect certain costs, to amortize costs over 10 years and to apply a 3% carrying cost to the unamortized regulatory asset.
MGP, Landfill or Disposal Sites — PSCo is cooperating with the City of Denver on an environmental investigation of the Rice Yards Site in the Central Platte Valley of Denver, Colorado, which had various historic industrial uses by multiple parties, including railroad, maintenance shop, scrap metal yard, and MGP operations. In the 1990’s, environmental remediation activities took place at the site under state oversight to accommodate the development of an amusement park and parking lots. The area is being redeveloped into residential and commercial mixed uses, and PSCo is in discussions with the current property owner regarding legal claims related to the Rice Yards Site.
In addition, Xcel Energy is currently investigating or remediating 11 other MGP, landfill or other disposal sites across its service territories.

Xcel Energy has recognized its best estimate of costs/liabilities that will result from final resolution of these issues, however, the outcome and timing is unknown.  In addition, there may be insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of the costs incurred.
Environmental Requirements — Water and Waste
Coal Ash Regulation — Xcel Energy’s operations are subject to federal and state laws that impose requirements for handling, storage, treatment and disposal of solid waste.
Under the CCR Rule, utilities are required to complete groundwater sampling around their CCR landfills and surface impoundments. By the end of 2019, only nine of Xcel Energy’s regulated ash units are expected to be in operation. Xcel Energy is conducting groundwater sampling, and where appropriate, initiating the assessment of corrective measures and evaluating whether corrective action is required at any CCR landfills or surface impoundments.
Until Xcel Energy completes its assessment, it is uncertain what impact, if any, there will be on the operations, financial condition or cash flows.
Leases
Xcel Energy evaluates contracts that may contain leases, including PPAs and arrangements for the use of office space and other facilities, vehicles and equipment. Under ASC Topic 842, adopted by Xcel Energy on Jan. 1, 2019, a contract contains a lease if it conveys the exclusive right to control the use of a specific asset. A contract determined to contain a lease is evaluated further to determine if the arrangement is a finance lease.
ROU assets represent Xcel Energy's rights to use leased assets. Starting in 2019, the present value of future operating lease payments are recognized in other current liabilities and noncurrent operating lease liabilities. These amounts, adjusted for any prepayments or incentives, are recognized as operating lease ROU assets.
Most of Xcel Energy’s leases do not contain a readily determinable discount rate. Therefore, the present value of future lease payments is calculated using the applicable Xcel Energy subsidiary’s estimated incremental borrowing rate (weighted-average of 4.1%). Xcel Energy has elected the practical expedient under which non-lease components, such as asset maintenance costs included in payments, are not deducted from minimum lease payments for the purposes of lease accounting and disclosure.
Leases with an initial term of 12 months or less are classified as short-term leases and are not recognized on the consolidated balance sheet.
Operating lease ROU assets:

(Millions of Dollars)	June 30, 2019
PPAs	$1,642
Other	201
Gross operating lease ROU assets	1,843
Accumulated amortization	(80)
Net operating lease ROU assets	$1,763

In 2019, ROU assets for finance leases are included in other noncurrent assets, and the present value of future finance lease payments is included in other current liabilities and other noncurrent liabilities. Prior to 2019, finance leases were included in property, plant and equipment, the current portion of long-term debt and long-term debt.

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
Finance lease ROU assets:

(Millions of Dollars)	June 30, 2019
Gas storage facilities	$201
Gas pipeline	21
Gross finance lease ROU assets	222
Accumulated amortization	(80)
Net finance lease ROU assets	$142

Components of lease expense:

(Millions of Dollars)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating leases
PPA capacity payments	$53	$105
Other operating leases (a)	8	17
Total operating lease expense (b)	$61	$122

Finance leases
Amortization of ROU assets	$2	$3
Interest expense on lease liability	5	9
Total finance lease expense	$7	$12

(a)	Includes short-term lease expense of $2 million for three months ended June 30, 2019 and $3 million for six months ended June 30, 2019.

(b)
PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.

NSP-Minnesota has requested regulatory approval to purchase the MEC in the third quarter of 2019.  NSP-Minnesota currently receives energy and capacity from MEC under PPAs expiring in 2026 and 2039. Pending its expected purchase by NSP-Minnesota, operating lease liabilities at June 30, 2019 currently include a present value of $428 million for PPA capacity payments.

Future commitments under operating and finance leases as of June 30, 2019:

(Millions of Dollars)	PPA (a) (b) Operating Leases	Other Operating Leases	Total Operating Leases	Finance Leases (c)
2019	$118	$12	$130	$6
2020	237	25	262	14
2021	243	24	267	14
2022	226	27	253	12
2023	218	21	239	12
Thereafter	959	136	1,095	220
Total minimum obligation	2,001	245	2,246	278
Interest component of obligation	(355)	(55)	(410)	(195)
Present value of minimum obligation	$1,646	$190	1,836	83
Less current portion			(189)	(4)
Noncurrent operating and finance lease liabilities			$1,647	$79

Weighted-average remaining lease term in years			9.7	37.2

(a)	Amounts do not include PPAs accounted for as executory contracts and/or contingent payments, such as energy payments on renewable PPAs.

(b)	PPA operating leases contractually expire at various dates through 2033.

(c)	Excludes certain amounts related to Xcel Energy’s 50% ownership interest in WYCO.
Future commitments under operating and finance leases as of Dec. 31, 2018:

(Millions of Dollars)	PPA (a) (b) Operating Leases	Other Operating Leases	Total Operating Leases	Finance Leases (c)
2019	$207	$32	$239	$14
2020	208	26	234	14
2021	210	25	235	14
2022	197	24	221	12
2023	186	22	208	12
Thereafter	883	154	1,037	220
Total minimum obligation				286
Interest component of obligation				(201)
Present value of minimum obligation				$85

(a)	Amounts do not include PPAs accounted for as executory contracts and/or contingent payments, such as energy payments on renewable PPAs.

(b)	PPA operating leases contractually expire at various dates through 2033.

(c)	Excludes certain amounts related to Xcel Energy’s 50% ownership interest in WYCO.
Variable Interest Entities
NSP-Minnesota, PSCo and SPS purchase power from IPPs and are required to reimburse the IPPs for natural gas or biomass fuel costs, or to participate in tolling arrangements under which the utility subsidiaries procure the natural gas required to produce the energy that they purchase. These specific PPAs create a variable interest in the associated IPP.
The Xcel Energy utility subsidiaries had approximately 3,986 MW and 3,770 MW of capacity under long-term PPAs as of June 30, 2019 and Dec. 31, 2018, respectively, with entities that have been determined to be variable interest entities. Xcel Energy has concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that significantly impact the entities’ economic performance. These agreements have various expiration dates through 2041.

Other
Guarantees and Bond Indemnifications — Xcel Energy Inc. and its subsidiaries provide guarantees and bond indemnities which guarantee payment or performance. Xcel Energy Inc.’s exposure is based upon the net liability under the specified agreements or transactions. Most of the guarantees and bond indemnities issued by Xcel Energy Inc. and its subsidiaries have a stated maximum amount. As of June 30, 2019 and Dec. 31, 2018, Xcel Energy Inc. and its subsidiaries had no assets held as collateral related to their guarantees, bond indemnities and indemnification agreements.
Guarantees and bond indemnities issued and outstanding for Xcel Energy were $58 million and $69 million at June 30, 2019 and Dec. 31, 2018, respectively.

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

11.    Other Comprehensive Loss
Changes in accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at April 1	$(66)	$(61)	$(127)	$(58)	$(66)	$(124)
Other comprehensive (loss) gain before reclassifications (net of taxes of $(3), $0, $0 and $0, respectively)	(10)	1	(9)	—	—	—
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (net of taxes of $0) (a)	1	—	1	1	—	1
Amortization of net actuarial loss (net of taxes of $0, $0, $0 and $1, respectively) (b)	—	—	—	—	1	1
Net current period other comprehensive income	(9)	1	(8)	1	1	2
Accumulated other comprehensive loss at June 30	$(75)	$(60)	$(135)	$(57)	$(65)	$(122)

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(60)	$(64)	$(124)	$(58)	$(67)	$(125)
Other comprehensive (loss) gain before reclassifications (net of taxes of $(5), $1, $0 and $0, respectively)	(17)	3	(14)	—	—	—
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (net of taxes of $0) (a)	2	—	2	1	—	1
Amortization of net actuarial loss (net of taxes of $0, $0, $0 and $1, respectively) (b)	—	1	1	—	2	2
Net current period other comprehensive income	(15)	4	(11)	1	2	3
Accumulated other comprehensive loss at June 30	$(75)	$(60)	$(135)	$(57)	$(65)	$(122)

(a)	Included in interest charges.

(b)	Included in the computation of net periodic pension and postretirement benefit costs.

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

Xcel Energy had equity investments in unconsolidated subsidiaries of $145 million and $141 million as of June 30, 2019 and Dec. 31, 2018, respectively, included in the natural gas utility and all other segments.
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
Xcel Energy’s segment information for the three and six months ended June 30:

	Three Months Ended June 30
(Millions of Dollars)	2019	2018
Regulated Electric
Operating revenues from external customers	$2,249	$2,348
Intersegment revenue	1	—
Total revenues	$2,250	$2,348
Net income	249	264
Regulated Natural Gas
Operating revenues from external customers	$308	$292
Net income	23	27
All Other
Total operating revenue	$20	$18
Net loss	(34)	(26)

Consolidated Total
Total revenue	$2,578	$2,658
Reconciling eliminations	(1)	—
Consolidated total revenue	$2,577	$2,658
Net income	238	265

	Six Months Ended June 30
(Millions of Dollars)	2019	2018
Regulated Electric
Operating revenues from external customers	$4,574	$4,617
Intersegment revenue	1	1
Total revenues	$4,575	$4,618
Net income	482	483
Regulated Natural Gas
Operating revenues from external customers	$1,102	$954
Intersegment revenue	1	1
Total revenues	$1,103	$955
Net income	128	121
All Other
Total operating revenue	$42	$38
Net loss	(57)	(48)

Consolidated Total
Total revenue	$5,720	$5,611
Reconciling eliminations	(2)	(2)
Consolidated total revenue	$5,718	$5,609
Net income	553	556

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
For the three and six months ended June 30, 2019 and 2018, there were no such adjustments to GAAP earnings and therefore GAAP earnings equal ongoing earnings for these periods.
Results of Operations
The only common equity securities that are publicly traded are common shares of Xcel Energy Inc. Diluted earnings and EPS of each subsidiary discussed below do not represent a direct legal interest in the assets and liabilities allocated to such subsidiary but rather represent a direct interest in our assets and liabilities as a whole.
GAAP and ongoing diluted EPS for Xcel Energy:

	Three Months Ended June 30		Six Months Ended June 30
Diluted Earnings (Loss) Per Share	2019	2018	2019	2018
PSCo	$0.20	$0.24	$0.47	$0.50
NSP-Minnesota	0.19	0.18	0.41	0.40
SPS	0.11	0.11	0.22	0.18
NSP-Wisconsin	0.02	0.03	0.06	0.09
Equity earnings of unconsolidated subsidiaries	0.01	0.01	0.02	0.02
Regulated utility (a)	0.53	0.58	1.18	1.19
Xcel Energy Inc. and other	(0.06)	(0.06)	(0.11)	(0.10)
Total (a)	$0.46	$0.52	$1.07	$1.09

(a)	Amounts may not add due to rounding.

Summary of Earnings
Xcel Energy — Xcel Energy’s earnings decreased $0.06 per share for the second quarter of 2019 and $0.02 per share year-to-date. Earnings reflect higher electric and natural gas margins primarily due to non-fuel riders and regulatory rate outcomes, more than offset by 5 cents per share of unfavorable weather, increased depreciation, interest and operating and maintenance expenses.
PSCo — Earnings decreased $0.04 per share for the second quarter of 2019 and $0.03 per share year-to-date. The decrease in year-to-date earnings was driven by higher O&M and depreciation partially offset by the timing of gas rates in 2018 and higher gas sales.
NSP-Minnesota — Earnings increased $0.01 per share for the second quarter of 2019 and $0.01 per share year-to-date. The increase in year-to-date earnings primarily reflects higher electric margins driven by rate case outcomes, partially offset by increased depreciation and O&M expenses.
SPS — Earnings were flat for the second quarter of 2019 and increased $0.04 per share year-to-date. Year-to-date results reflect higher electric margin attributable to rate case outcomes, sales growth and lower purchased capacity costs, despite unfavorable weather. Higher electric margin and AFUDC associated with the Hale County wind project were partially offset by increased depreciation, O&M and interest expenses.
NSP-Wisconsin — Earnings decreased $0.01 per share for the second quarter of 2019 and $0.03 per share year-to-date, largely due to unfavorable weather, higher depreciation and O&M expenses.
Xcel Energy Inc. and other — Xcel Energy Inc. and other primarily includes financing costs at the holding company.
Changes in GAAP and Ongoing Diluted EPS
Components significantly contributing to changes in 2019 EPS compared with the same period in 2018:

Diluted Earnings (Loss) Per Share	Three Months Ended June 30	Six Months Ended June 30
GAAP and ongoing diluted EPS — 2018	$0.52	$1.09

Components of change — 2019 vs. 2018
Higher electric margins	0.03	0.14
Lower ETR (a)	0.03	0.10
Higher natural gas margins	0.01	0.05
Higher depreciation and amortization	(0.09)	(0.16)
Higher O&M	(0.01)	(0.07)
Higher interest charges	(0.02)	(0.05)
Higher taxes (other than income taxes)	(0.01)	(0.01)
Other (net)	—	(0.02)
GAAP and ongoing diluted EPS — 2019	$0.46	$1.07

(a)	Includes flow back of PTCs and timing of tax reform regulatory decisions, which are primarily offset in revenue.

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
Percentage increase (decrease) in normal and actual HDD, CDD and THI:

	Three Months Ended June 30			Six Months Ended June 30
	2019 vs. Normal	2018 vs. Normal	2019 vs. 2018	2019 vs. Normal	2018 vs. Normal	2019 vs. 2018
HDD	16.9%	0.1%	15.0%	12.8%	0.3%	11.0%
CDD	(45.2)	59.1	(71.4)	(45.5)	59.7	(65.1)
THI	(26.7)	108.1	(64.6)	(26.9)	107.4	(64.5)
Weather — Estimated impact of temperature variations on EPS compared with normal weather conditions:

	Three Months Ended June 30			Six Months Ended June 30
	2019 vs. Normal	2018 vs. Normal	2019 vs. 2018	2019 vs. Normal	2018 vs. Normal	2019 vs. 2018
Retail electric	$(0.024)	$0.065	$(0.089)	$(0.005)	$0.067	$(0.072)
Firm natural gas	0.004	0.002	0.002	0.022	0.003	0.019
Total (excluding decoupling)	$(0.020)	$0.067	$(0.087)	$0.017	$0.070	$(0.053)
Decoupling — Minnesota	0.006	(0.030)	0.036	0.001	(0.032)	0.033
Total (adjusted for decoupling)	$(0.014)	$0.037	$(0.051)	$0.018	$0.038	$(0.020)

Sales Growth (Decline) — Sales growth (decline) for actual and weather-normalized sales in 2019 compared to the same period in 2018:

	Three Months Ended June 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Actual
Electric residential	(6.5)%	(10.7)%	(13.2)%	(9.0)%	(9.4)%
Electric C&I	(1.4)	(6.2)	2.6	(2.5)	(2.3)
Total retail electric sales	(2.9)	(7.5)	(0.5)	(4.2)	(4.2)
Firm natural gas sales	19.6	(1.2)	N/A	(10.7)	10.5

	Three Months Ended June 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Weather-normalized
Electric residential	0.3%	0.8%	1.9%	1.7%	0.8%
Electric C&I	0.7	(3.6)	4.5	(0.6)	—
Total retail electric sales	0.6	(2.4)	3.9	—	0.2
Firm natural gas sales	5.3	4.8	N/A	(7.9)	4.4

	Six Months Ended June 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Actual
Electric residential	(1.7)%	(4.0)%	(4.2)%	(2.8)%	(3.1)%
Electric C&I	(0.4)	(3.7)	3.4	(2.4)	(0.8)
Total retail electric sales	(0.8)	(3.8)	1.9	(2.5)	(1.5)
Firm natural gas sales	17.1	5.7	N/A	(0.8)	11.9

	Six Months Ended June 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Weather-normalized
Electric residential	0.3%	0.5%	2.8%	0.9%	0.8%
Electric C&I	0.4	(2.5)	4.6	(1.6)	0.2
Total retail electric sales	0.4	(1.6)	4.1	(0.9)	0.4
Firm natural gas sales	4.7	1.1	N/A	(3.7)	3.0
Weather-normalized Electric Sales Growth (Decline)

•
PSCo — Higher residential sales growth reflects customer additions, partially offset by lower use per customer. C&I growth was due to an increase in customers and higher use per customer, predominately from the fabricated metal and metal mining industries.

•
NSP-Minnesota — Higher residential sales growth reflects customer additions, partially offset by lower use per customer. Decline in C&I sales was due to lower use per customer (self-generation), which was partially offset by an increase in customers. Decreased sales to C&I customers were driven by the energy and manufacturing sectors.

•
SPS — Residential sales grew largely due to higher use per customer and customer additions. Higher C&I sales was primarily due to increased use per customer, driven by the oil and natural gas industry in the Permian Basin.

•
NSP-Wisconsin — Residential sales growth was primarily attributable to customer additions and higher use per customer. The decline in C&I sales was due to lower use per customer and decreased sales to the mining, manufacturing and food services sectors, partially offset by customer additions.

Weather-normalized Natural Gas Sales Growth

•	Natural gas sales reflect an increase in the number of customers combined with higher customer use.
Electric Margin
Electric revenues and fuel and purchased power expenses are impacted by fluctuations in the price of natural gas, coal and uranium used in the generation of electricity. However, these price fluctuations have minimal impact on electric margin due to fuel recovery mechanisms that recover fuel expenses. In addition, electric customers receive a credit for PTCs generated in a particular period.
Electric revenues and margin:

	Three Months Ended June 30		Six Months Ended June 30
(Millions of Dollars)	2019	2018	2019	2018
Electric revenues	$2,249	$2,348	$4,574	$4,617
Electric fuel and purchased power	(813)	(935)	(1,727)	(1,867)
Electric margin	$1,436	$1,413	$2,847	$2,750
Changes in electric margin:

(Millions of Dollars)	Three Months Ended June 30, 2019 vs. 2018	Six Months Ended June 30, 2019 vs. 2018
Non-fuel riders (a)	$21	$57
Regulatory rate outcomes (Minnesota, New Mexico, North and South Dakota)	19	47
Lower purchased capacity costs	9	15
Demand revenue	11	13
Implementation of lease accounting standard (offset in interest expense and amortization)	5	11
Wholesale transmission revenue (net)	3	11
Estimated impact of weather (net of Minnesota decoupling)	(40)	(32)
Timing of tax reform regulatory decisions (offset in income tax)	(6)	(19)
Other (net)	1	(6)
Total increase in electric margin	$23	$97

(a)	Includes approximately $20 million and $32 million, respectively, of additional PTC benefit (grossed-up for tax) as compared to the same periods in 2018, which are flowed back to customers.
Natural Gas Margin
Natural gas expense varies with changing sales and the cost of natural gas. However, fluctuations in the cost of natural gas has minimal impact on natural gas margin due to cost recovery mechanisms.

Natural gas revenues and margin:

	Three Months Ended June 30		Six Months Ended June 30
(Millions of Dollars)	2019	2018	2019	2018
Natural gas revenues	$308	$292	$1,102	$954
Cost of natural gas sold and transported	(112)	(104)	(591)	(479)
Natural gas margin	$196	$188	$511	$475
Changes in natural gas margin:

(Millions of Dollars)	Three Months Ended June 30, 2019 vs. 2018	Six Months Ended June 30, 2019 vs. 2018
Retail rate increase (Colorado)	$—	$12
Estimated impact of weather	1	12
Infrastructure and integrity riders	2	7
Retail sales growth	2	4
Transport sales	1	3
Conservation revenue (offset by expenses)	(1)	(3)
Other (net)	3	1
Total increase in natural gas margin	$8	$36
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses increased $8 million, or 1.4%, for the second quarter of 2019 and $49 million, or 4.3%, year-to-date. Significant changes are summarized below:

(Millions of Dollars)	Three Months Ended June 30, 2019 vs. 2018	Six Months Ended June 30, 2019 vs. 2018
Distribution	$4	$23
Business systems	7	11
Gas operations	3	4
Plant generation	(4)	3
Other (net)	(2)	8
Total increase in O&M expenses	$8	$49

•	Distribution expenses were higher due to storms, labor and overtime;

•	Business systems costs were higher due to increased customer experience transformation program expenses; and

•	Natural gas operation expenses increased due to pipeline maintenance.
Depreciation and Amortization — Depreciation and amortization increased $62 million, or 16.4%, for the second quarter of 2019 and $112 million, or 14.7%, year-to-date. Increase was primarily driven by the Rush Creek wind project being placed in-service (recovered in riders), additional amortization of a prepaid pension asset in Colorado related to tax reform settlements (offset in income taxes) and other capital investments.
Taxes (Other than Income Taxes) — Taxes (other than income taxes) increased $5 million, or 3.6%, for the second quarter of 2019 and $10 million, or 3.5%, year-to-date. Increase was primarily due to higher property taxes in Colorado and Minnesota (net of deferred amounts).
AFUDC, Equity and Debt — AFUDC decreased $7 million for the second quarter of 2019 and $11 million year-to-date. Decrease was primarily due to the Rush Creek wind project being placed in-service in 2018, partially offset by the Hale wind project, which went into service in June 2019, and other capital investments.

Interest Charges — Interest charges increased $14 million, or 8.0%, for the second quarter of 2019 and $33 million, or 9.5%, year-to-date. Increase was primarily due to higher debt levels to fund capital investments, changes in short-term interest rates and implementation of lease accounting standard (offset in electric margin).
Income Taxes — Income taxes decreased $30 million for the second quarter of 2019 compared with 2018. The decrease was primarily driven by lower pretax earnings, an increase in wind PTCs and an increase in plant-related regulatory differences. Wind PTCs flow back to customers and do not have a material impact on net income. The ETR was 9.2% for the second quarter of 2019 compared with 16.9% for the same period in 2018, largely due to the adjustments above.
Income taxes decreased $65 million for the first six months of 2019 compared with 2018. The decrease was primarily driven by an increase in wind PTCs, an increase in plant-related regulatory differences, lower pretax earnings and a reversal of a valuation allowance. Wind PTCs flow back to customers and do not have a material impact on net income. The ETR was 8.1% for the first six months of 2019 compared with 17.0% for the same period in 2018, largely due to the adjustments above. See Note 6 to the consolidated financial statements for further information.
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
Recently Filed Regulatory Proceedings
NSP-Wisconsin — Rate Case Settlement — In May 2019, NSP-Wisconsin filed an application with the PSCW seeking approval of a rate case settlement with various intervenors for 2020-2021.
For NSP-Wisconsin’s electric utility, the settlement agreement results in no change to base rates through Dec. 31, 2021. For the natural gas utility, there would be a $3.2 million (4.6%) decrease to base rates, effective Jan. 1, 2020, and no additional changes to base rates through Dec. 31, 2021.
Key elements of the settlement include:
Electric:

•	Allowed ROE of 10.0%;

•	Allowed equity ratio of 52.5%;

•	Retain expected fuel cost savings from new wind farms for the NSP System;

•	Allow deferral of pension settlement costs, if any, for 2019-2021;

•	Utilize a portion of tax reform benefits to offset revenue deficiency;

•	Allow deferral of certain large customer non-fuel cost of service impacts and bad debt expense in 2019-2021; and

•	Apply an earnings sharing mechanism for 2020 and 2021. The mechanism would return to customers 50% of earnings between 10.25% and 10.75% ROE and 100% of earnings equal to or in excess of 10.75% ROE.
Natural Gas:

•	Utilize tax reform benefits of $22.3 million to offset a portion of the regulatory asset for remediation of the MGP site in Ashland, WI.
On Aug. 1, 2019, the PSCW verbally approved the settlement agreement as filed with one minor modification, to remove the deferral of pension settlement accounting costs for 2021. NSP-Wisconsin anticipates a final written order in September 2019.
PSCo — Colorado 2019 Electric Rate Case — In May 2019, PSCo filed a request with the CPUC seeking a net rate increase of approximately $158 million, or 5.7%. The filing also requests the transfer of $249 million of rider revenue to base rates, which will not impact overall customer bills as the revenue is currently being recovered through various riders. The request is based on a ROE of 10.35%, an equity ratio of 56.46%, a historic test year ended Dec. 31, 2018 (adjusted for 2019 capital investment) and incorporates the full impact of tax reform. PSCo has requested rates effective Jan. 1, 2020.

Revenue Request (Millions of Dollars)	2020
Changes since 2014 rate case:
Plant-related growth 2013-2018	$85
O&M savings, sales growth and other cost reductions	(89)
Forecasted 2019 capital additions	49
Advanced Grid Intelligence and Security grid modernization	39
Updated cost of capital	32
Previously approved depreciation rates	28
Incremental wildfire mitigation	14
Net increase to revenue	158
Previously authorized costs:
CACJA, TCA and Rush Creek (a)	249
Total base revenue request (c)	$408

Expected year-end rate base (b)	$8,221

(a)
Roll-in of CACJA, TCA and Rush Creek Wind Project (excluding PTCs) amounts into base rates will not impact total revenue as costs are currently recovered from customers through riders or the fuel clause.

(b)	Base rate request does not include the impact of the proposed Colorado Energy Plan.

(c)	Amounts may not add due to rounding.
The procedural schedule is as follows:

•	Answer testimony — Sept. 6, 2019

•	Rebuttal testimony — Oct. 8, 2019

•	Evidentiary hearing — Nov. 4-13, 2019

•	Statement of position — Nov. 22, 2019
SPS — New Mexico 2019 Electric Rate Case — In July 2019, SPS filed an electric rate case with the NMPRC seeking an increase in retail electric base rates of approximately $51 million. The rate request is based on a ROE of 10.35%, a 54.77% equity ratio, a rate base of approximately $1.3 billion and a historic test year with rate base additions through Aug. 31, 2019. SPS anticipates final rates will go into effect in the second or third quarter of 2020.
SPS' net revenue increase to New Mexico consumers is expected to be approximately $26 million, or 5.7%, due to fuel cost reductions and PTCs attributable to wind energy provided by the Hale Wind Project. PTCs are being credited to customers through the fuel clause.

The following table summarizes SPS’ base rate increase request:

Revenue Request (Millions of Dollars)
Hale Wind Farm	$28
Other plant investment	22
Wholesale sales reduction	17
Allocator changes due to load growth	15
Depreciation rate change (including Tolk)	15
Base rate sales growth	(41)
Other, net	(5)
New revenue request	$51

The procedural schedule is as follows:

•	Intervention deadline — Sept. 16, 2019

•	Filing of stipulation, if any — Nov. 15, 2019

•	Staff and intervenor testimony or testimony in support of a stipulation — Nov. 22, 2019

•	Testimony in opposition to a stipulation, if any — Dec. 6, 2019

•	Rebuttal testimony — Dec. 20, 2019

•	Public hearing begins — Jan. 7, 2020

•	End of 9-month suspension — April 30, 2020

Other Pending and Recently Concluded Regulatory Proceedings

Mechanism	Utility Service	Amount Requested (in millions)	Filing Date	Approval	Additional Information
NSP-Minnesota (MPUC)
TCR	Electric	$98	November 2017	Pending	In May 2019, the MPUC issued a verbal order setting an ROE of 9.06% and recovery of 2017-2018 expenses related to advanced grid investments. A final order is expected in the third quarter of 2019.
2018 GUIC	Natural Gas	$23	November 2017	Pending	In May 2019, the MPUC issued a verbal order setting an ROE of 9.04%. A final order is expected in the third quarter of 2019.
2019 GUIC	Natural Gas	$29	November 2018	Pending	Proposed ROE of 10.25%. Timing of the MPUC decision is uncertain.
RES	Electric	$23	November 2017	Pending	In May 2019, the MPUC issued a verbal order setting an ROE of 9.06%. A final order is expected in the third quarter of 2019.
PSCo (CPUC)
Rate Case	Steam	$7	May 2019	Pending
In May 2019, PSCo filed an unopposed Settlement Agreement with CPUC Staff and the City of Denver. The settlement reflects a ROE of 9.67% for AFUDC purposes, an equity ratio of 56.04% and utilization of tax reform benefits. Final rates would be effective in October 2020, with an initial step increase in October 2019. In July 2019, the Administrative Law Judge recommended that the settlement agreement be approved without modification. Settlement is pending a CPUC decision.

Rate Case Appeal	Natural Gas	N/A	April 2019	Pending
In April 2019, PSCo filed an appeal seeking judicial review of the CPUC’s prior ruling regarding PSCo’s last natural gas rate case (approved in December 2018). Appeal requests review of the following: denial of a return on the prepaid pension and retiree medical assets; the use of a capital structure that is not based on the actual historical test year level; and the use of an average rate base methodology rather than a year-end rate base methodology. The District Court of Denver County has adopted a briefing schedule that will conclude in October 2019. Timeline on a final ruling is unknown at this point.

SPS (PUCT)
Rate Case	Electric	$54	August 2017	Received
In November 2018, SPS filed an application with the PUCT requesting permission to recover $5.4 million in unbilled TCRF revenue from January 23, 2018 through June 9, 2018. Application was approved in an order dated June 13, 2019.

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
NSP-Minnesota — MEC Acquisition — In November 2018, NSP-Minnesota reached an agreement with Southern Power Company to purchase the 760 MW natural gas CC facility for approximately $650 million. NSP-Minnesota currently purchases the energy and capacity of this facility through PPAs. The acquisition is projected to provide net customer savings of approximately $50 million to $150 million over the life of the plant.
In May 2019, NSP-Minnesota entered into a partial settlement agreement with several environmental organizations and the LIUNA. Under the terms of the agreement, the settling parties supported the MEC acquisition and NSP-Minnesota agreed to include (in its preferred plan in the Minnesota resource plan filing) early retirement of the Sherco 3 and King coal plants, as well as 3,000 MW of solar additions before 2030.

In May 2019, the FERC approved the purchase. In July 2019, the DOC and OAG recommended the MPUC deny approval of the Mankato acquisition. The DOC and OAG also recommended that if the MPUC were to approve the transaction, that the Commission disallow all or a portion of the acquisitions adjustment as well as require certain other customer protections. The MPUC is expected to hold hearings and make a decision in the third quarter.

NSP-Minnesota — Minnesota Resource Plan — In July 2019, NSP-Minnesota filed its Minnesota resource plan, which runs through 2034. The preferred plan would result in an 80% carbon reduction by 2030 and puts NSP on a path to achieving its vision of being 100% carbon-free by 2050. The preferred plan includes the following:

•	Extends the life of the Monticello nuclear plant from 2030 to 2040;

•	Continues to run the Prairie Island nuclear plant through current end of life (2033 and 2034);

•	Includes the MEC acquisition and construction of the Sherco CC natural gas plant;

•	Includes the early retirement of the King coal plant (511 MW) in 2028 and the Sherco 3 coal plant (517 MW) in 2030;

•	Adds approximately 1,700 MW of firm peaking (CT, pumped hydro, battery storage, DR, etc.);

•	Adds approximately 1,200 MW of wind replacement; and

•	Adds approximately 4,000 MW of solar.
Intervening parties will provide recommendations and comments on the resource plan. The MPUC is anticipated to make a final decision on the resource plan in late 2020 or the first half of 2021.
NSP-Minnesota — Jeffers Wind and Community Wind North Repowering Acquisition — In December 2018, NSP-Minnesota filed a request with the MPUC seeking approval to acquire the Jeffers and Community Wind North wind facilities in western Minnesota from Longroad Energy. The wind farms, currently contracted under PPAs with NSP-Minnesota, will have approximately 70 MW of capacity after being repowered. The repowering and acquisition are expected to be complete by December 2020 and qualify for the 100% PTC benefit. The $135 million asset acquisition is projected to provide customer savings of approximately $7 million over the life of the facilities, compared to the amended PPAs. The FERC approved the acquisition in July 2019.
The DOC filed initial comments in support of NSP-Minnesota continuing to contract for the assets under the amended PPAs, but not the acquisition, pending additional information, including a purchase and sales agreement. NSP-Minnesota subsequently filed additional information, including an executed purchase and sale agreement, to address DOC concerns. Reply comments are due in August, with an MPUC decision expected in the second half of 2019.
Public Utility Regulation
Except to the extent noted below and in Regulation above, the circumstances set forth in Public Utility Regulation included in Item 1 of Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2018 and in Item 2 of Xcel Energy Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, appropriately represent, in all material respects, the current status of public utility regulation and are incorporated by reference.
NSP-Minnesota
Minnesota State ROFR Statute Complaint — In September 2017, LSP Transmission filed a complaint in the Minnesota District Court against the Minnesota Attorney General, MPUC and DOC. The complaint was in response to MISO assigning NSP-Minnesota and ITC Midwest, LLC to jointly own a new Mankato-Winnebago 345 KV transmission line (estimated cost of $108 million), consistent with a Minnesota state ROFR statute. The complaint challenged the constitutionality of the state ROFR statute and is seeking declaratory judgment that the statute violates the Commerce Clause of the U.S. Constitution and should not be enforced.
The Minnesota state agencies and NSP-Minnesota filed motions to dismiss. In June 2018, the Minnesota District Court granted the defendants’ motions to dismiss with prejudice. LSP Transmission filed an appeal in July 2018. It is uncertain when a decision will be rendered.
MISO Generator Replacement Tariff Change — In February 2019, MISO filed to modify the generator interconnection provisions of its tariff to allow generator replacements at existing generation sites. The tariff changes would facilitate the proposed Sherco 1 and 2 coal to natural gas conversion project. Xcel Energy and other parties filed comments in support of the tariff changes. NextEra Energy and the Sierra Club, among others, protested the proposal. In May 2019, FERC issued an order approving the tariff revisions.
Nuclear Power Operations
NSP-Minnesota owns two nuclear generating plants: the Monticello plant and the Prairie Island plant. See Note 12 to the consolidated financial statements of Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2018 for further information. The circumstances set forth in Nuclear Power Operations and Waste Disposal included in Item 1 of Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2018 appropriately represent, in all material respects, the current status of nuclear power operations, and are incorporated by reference.
NSP-Wisconsin
2018 Electric Fuel Cost Recovery — NSP-Wisconsin’s electric fuel costs for 2018 were lower than authorized in rates and outside the 2% annual tolerance band, primarily due to increased sales to other utilities compared to the forecast used to set authorized rates. Under the fuel cost recovery rules, NSP-Wisconsin may retain approximately $3.5 million of fuel costs and defer the amount of over-recovery in excess of the 2% annual tolerance band for future refund to customers. In March 2019, NSP-Wisconsin filed with the PSCW to provide a refund of approximately $3.7 million to customers and proposed for it to be issued in September 2019.
SPS
Wind Development — In 2018, the NMPRC and PUCT approved SPS’ proposal to add 1,230 MW of new wind generation, including construction and ownership of the 478 MW hale and 522 MW Sagamore wind farms. The Hale wind project was placed into commercial operation in June 2019.
SPS is currently waiting to receive the transmission cost estimate from SPP for Sagamore, which is necessary to determine the final cost of the project before construction can start. Sagamore is expected to go into service in late 2020. SPS’ capital investment for Hale and Sagamore is expected to be approximately $1.6 billion.

Texas State (ROFR) Request for Declaratory Order — In 2017, SPS and SPP filed a joint petition with the PUCT for a declaratory order regarding SPS’ ROFR. SPS contended that Texas law grants an incumbent electric utility the ROFR to construct new transmission facilities located in the utility’s service area. The PUCT subsequently issued an order finding that SPS does not possess an exclusive right to construct and operate transmission facilities. SPS filed an appeal in the fourth quarter of 2018. Subsequent to that appeal, in May 2019, the Texas legislature passed and the Governor signed into law Senate Bill 1938, thus making SPS’ appeal moot. A motion is pending at the Court of Appeals to dismiss the appeal for mootness. Senate Bill 1938 grants incumbent utilities a ROFR to build transmission when the transmission directly interconnects to the utility’s existing facility. In June 2019, a complaint was filed in the United States District Court for the Western District of Texas claiming the new ROFR law set forth in Senate bill 1938 to be unconstitutional. SPS expects to intervene in this litigation in support of the PUCT and the Senate Bill 1938.
Texas Fuel Reconciliation — In December 2018, SPS filed an application to the PUCT for reconciliation of fuel costs for the period Jan. 1, 2016, through June 30, 2018, where it will be determined whether all fuel costs incurred during the period were eligible for recovery. Parties in the proceeding have asserted that certain Texas retail fuel costs of up to approximately $4 million, should not be found to be reasonable or prudent, in particular regarding two purchase power agreements for solar power. The hearing was held in July 2019; we are unable to predict the outcome of this proceeding at this time.
Environmental Matters
In June 2019, the EPA issued the final ACE rule to replace the Obama-era Clean Power Plan. The final ACE rule may require implementation of heat rate improvement projects at some of our coal-fired power plants. It is not known what the costs associated with the final rule might be until state plans are developed to implement the final regulation. Xcel Energy believes, based on prior state commission practice, the cost of these initiatives or replacement generation would be recoverable through rates.
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
At June 30, 2019, the fair values by source for net commodity trading contract assets were as follows:

	Futures / Forwards
(Millions of Dollars)	Source of Fair Value	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity Greater Than 5 Years	Total Futures/ Forwards Fair Value
NSP-Minnesota	1	$(3)	$6	$2	$—	$5
NSP-Minnesota	2	9	(2)	(2)	(4)	1
PSCo	1	2	2	—	—	4
		$8	$6	$—	$(4)	$10

	Options
(Millions of Dollars)	Source of Fair Value	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity Greater Than 5 Years	Total Futures/ Forwards Fair Value
NSP-Minnesota	2	$4	$2	$—	$—	$6
		$4	$2	$—	$—	$6
1 — Prices actively quoted or based on actively quoted prices.
2 — Prices based on models and other valuation methods.
Changes in the fair value of commodity trading contracts before the impacts of margin-sharing mechanisms for the six months ended June 30, were as follows:

(Millions of Dollars)	2019	2018
Fair value of commodity trading net contract assets outstanding at Jan. 1	$17	$16
Contracts realized or settled during the period	(8)	(4)
Commodity trading contract additions and changes during the period	7	5
Fair value of commodity trading net contract assets outstanding at June 30	$16	$17

At June 30, 2019, a 10% increase in market prices for commodity trading contracts would decrease pretax income from continuing operations by approximately $2 million, whereas a 10% decrease would increase pretax income from continuing operations by approximately $2 million. At June 30, 2018, a 10% increase in market prices for commodity trading contracts would decrease pretax income from continuing operations by an immaterial amount, whereas a 10% decrease would increase pretax income from continuing operations by approximately $1 million.
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
The VaRs for the NSP-Minnesota and PSCo commodity trading operations, calculated on a consolidated basis using a Monte Carlo simulation with a 95% confidence level and a one-day holding period, were as follows:

(Millions of Dollars)	Three Months Ended June 30	VaR Limit	Average	High	Low
2019	$1.05	$3.00	$0.93	$1.26	$0.68
2018	0.11	3.00	0.16	0.44	0.06
In November 2018, management temporarily increased the VaR limit to accommodate a 10-year transaction. NSP-Minnesota has been systematically hedging the transaction and the consolidated VaR returned below $3 million in early January 2019.
Nuclear Fuel Supply — NSP-Minnesota is scheduled to take delivery of approximately 49% of its remaining 2019 and approximately 50% of its 2020 enriched nuclear material requirements from sources that could be impacted by events in Ukraine and extended sanctions against Russia. Long-term, through 2024, NSP-Minnesota is scheduled to take delivery of approximately 35% of its average enriched nuclear material requirements from these sources. Alternate potential sources provide the flexibility to manage NSP-Minnesota’s nuclear fuel supply. NSP-Minnesota periodically assesses if further actions are required to assure a secure supply of enriched nuclear material.
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
At June 30, 2019 and 2018, a 100-basis-point change in the benchmark rate on Xcel Energy’s variable rate debt would impact pretax interest expense annually by approximately $17 million and $8 million, respectively. See Note 8 to the consolidated financial statements for a discussion of Xcel Energy Inc. and its subsidiaries’ interest rate derivatives.
NSP-Minnesota also maintains a nuclear decommissioning fund, as required by the NRC. The nuclear decommissioning fund is subject to interest rate risk and equity price risk. At June 30, 2019, the fund was invested in a diversified portfolio of cash equivalents, debt securities, equity securities, and other investments.

These investments may be used only for activities related to nuclear decommissioning. Given the purpose and legal restrictions on the use of nuclear decommissioning fund assets, any realized and unrealized gains and losses on securities in the nuclear decommissioning fund, including any other-than-temporary impairments, are deferred as a component of the regulatory asset for nuclear decommissioning. Since the accounting for nuclear decommissioning recognizes that costs are recovered through rates, fluctuations in equity prices or interest rates affecting the nuclear decommissioning fund do not have a direct impact on earnings.
Credit Risk — Xcel Energy Inc. and its subsidiaries are also exposed to credit risk. Credit risk relates to the risk of loss resulting from counterparties’ nonperformance on their contractual obligations. Xcel Energy Inc. and its subsidiaries maintain credit policies intended to minimize overall credit risk and actively monitor these policies to reflect changes and scope of operations.
At June 30, 2019, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $14 million, while a decrease in prices of 10% would have resulted in an increase in credit exposure of $16 million. At June 30, 2018, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $24 million, while a decrease in prices of 10% would have resulted in an increase in credit exposure of $6 million.
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
Commodity Derivatives — Xcel Energy continuously monitors the creditworthiness of the counterparties to its commodity derivative contracts and assesses each counterparty’s ability to perform on the transactions set forth in the contracts. Given this assessment and the typically short duration of these contracts, the impact of discounting commodity derivative assets for counterparty credit risk was not material to the fair value of commodity derivative assets at June 30, 2019. Adjustments to fair value for credit risk of commodity trading instruments are recorded in electric revenues. Credit risk adjustments for other commodity derivative instruments are deferred as other comprehensive income or regulatory assets and liabilities. Classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms. Xcel Energy also assesses the impact of its own credit risk when determining the fair value of commodity derivative liabilities. The impact of discounting commodity derivative liabilities for credit risk was immaterial to the fair value of commodity derivative liabilities at June 30, 2019.

Liquidity and Capital Resources
Cash Flows

	Six Months Ended June 30
(Millions of Dollars)	2019	2018
Cash provided by operating activities	$1,334	$1,437
Net cash provided by operating activities decreased $103 million for the six months ended June 30, 2019 compared with the six months ended June 30, 2018. Decrease was primarily due to: increased refunds associated with TCJA, higher purchased gas payable amounts in December 2018 (price and volume increased due to colder weather), decreases in purchased power accounts payable and changes in accounts payable due to timing, partially offset by changes in accounts receivable (due to milder weather in 2019).

	Six Months Ended June 30
(Millions of Dollars)	2019	2018
Cash used in investing activities	$(1,708)	$(1,865)
Net cash used in investing activities decreased $157 million for the six months ended June 30, 2019 compared with the six months ended June 30, 2018. Decrease was primarily attributable to Rush Creek being placed into service in 2018 and Hale being placed into service in June 2019, partially offset by additional capital expenditures for Foxtail and Blazing Star wind facilities, nuclear refueling costs and transmission investments.

	Six Months Ended June 30
(Millions of Dollars)	2019	2018
Cash provided by financing activities	$580	$677
Net cash provided by financing activities decreased $97 million for the six months ended June 30, 2019 compared with the six months ended June 30, 2018. Decrease was primarily attributable to repayments of previously existing long-term debt and lower proceeds from issuance of long-term debt, partially offset by higher net proceeds from short-term borrowings needed for subsidiary equity infusions to maintain required equity ratios.
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

•	In July 2019, Xcel Energy made a $4 million contribution to the Xcel Energy Inc. Non-Bargaining Pension Plan (South);

•	In January 2019, contributions of $150 million were made across four of Xcel Energy’s pension plans;

•	In 2018, contributions of $150 million were made across four of Xcel Energy’s pension plans; and

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
Short-Term Investments — Xcel Energy Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS maintain cash operating and short-term investment accounts.
Credit Facilities — Xcel Energy Inc., NSP-Minnesota, PSCo and SPS each have the right to request an extension of the revolving credit facility for two additional one-year periods beyond the June 2024 termination date. NSP-Wisconsin has the right to request an extension of the revolving credit facility termination date for an additional one-year period. All extension requests are subject to majority bank group approval.
As of July 29, 2019, Xcel Energy Inc. and its utility subsidiaries had the following committed credit facilities available to meet liquidity needs:

(Millions of Dollars)	Credit Facility (a)	Drawn (b)	Available	Cash	Liquidity
Xcel Energy Inc.	$1,250	$663	$587	$1	$588
PSCo	700	373	327	1	328
NSP-Minnesota	500	203	297	1	298
SPS	500	2	498	242	740
NSP-Wisconsin	150	55	95	1	96
Total	$3,100	$1,296	$1,804	$246	$2,050

(a)	Credit facilities expire in June 2024.

(b)	Includes outstanding commercial paper and letters of credit.
Term Loan Agreement — In December 2018, Xcel Energy Inc. renewed its $500 million 364-Day Term Loan Agreement. No additional capacity remains as loans borrowed and repaid may not be redrawn.
As of June 30, 2019, Xcel Energy Inc.’s term loan borrowings were as follows:

(Millions of Dollars)	Limit	Amount Used	Available
Xcel Energy Inc.	$500	$500	$—
Bilateral Credit Agreement
In March 2019 NSP-Minnesota entered into a one year uncommitted bilateral credit agreement. The credit agreement is limited in use to support letters of credit.
As of June 30, 2019, NSP-Minnesota’s outstanding letters of credit under the Bilateral Credit Agreement were as follows:

(Millions of Dollars)	Limit	Amount Outstanding	Available
NSP-Minnesota	$75	$23	$52
Commercial Paper — Xcel Energy Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS each have individual commercial paper programs. The authorized levels for these commercial paper programs are:

•	$1.25 billion for Xcel Energy Inc.;

•	$700 million for PSCo;

•	$500 million for NSP-Minnesota;

•	$500 million for SPS; and

•	$150 million for NSP-Wisconsin.

Short-term debt outstanding for Xcel Energy was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2019	Year Ended Dec. 31, 2018
Borrowing limit	$3,600	$3,250
Amount outstanding at period end	1,597	1,038
Average amount outstanding	1,313	788
Maximum amount outstanding	1,597	1,349
Weighted average interest rate, computed on a daily basis	2.83%	2.34%
Weighted average interest rate at period end	2.74	2.97
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
2019 Planned Financing Activity — During 2019, Xcel Energy plans to issue approximately $75 to $80 million of equity through the DRIP and benefit programs. In addition, Xcel Energy Inc. and its utility subsidiaries issued and anticipated issuing the following debt securities:

Issuer	Security	Amount		Status	Tenor	Coupon
PSCo	First Mortgage Bonds	$400	million	Completed	30 Year	4.05%
Xcel Energy Inc.	Senior Unsecured Bonds	130	million	Completed	9 Year	4.00
SPS	First Mortgage Bonds	300	million	Completed	30 Year	3.75
Xcel Energy Inc.	Senior Unsecured Bonds	600	million	Pending	N/A	N/A
NSP-Minnesota	First Mortgage Bonds	900	million	Pending	N/A	N/A
PSCo	First Mortgage Bonds	550	million	Pending	N/A	N/A
Financing plans are subject to change, depending on capital expenditures, internal cash generation, market conditions and other factors.
Forward Equity Agreements — In November 2018, Xcel Energy Inc. entered into forward sale agreements in connection with a completed $459 million public offering of 9.4 million shares of Xcel Energy common stock. The initial forward agreement was for 8.1 million shares with an additional agreement for 1.2 million shares that was exercised at the option of the banking counterparty. At June 30, 2019, the forward agreements could have been settled with physical delivery of 9.4 million common shares to the banking counterparty in exchange for cash of $452 million. The forward instruments could also have been settled at June 30, 2019 with delivery of approximately $100 million of cash or approximately 1.7 million shares of common stock to the counterparty, if Xcel Energy unilaterally elected net cash or net share settlement, respectively. The forward price used to determine amounts due at settlement is calculated based on the November 2018 public offering price for Xcel Energy’s common stock of $49.00, increased for the overnight bank funding rate, less a spread of 0.75% and less expected dividends on Xcel Energy’s common stock during the period the instruments are outstanding.

Xcel Energy may settle the agreements at any time up to the maturity date of February 7, 2020. Depending on settlement timing, cash proceeds are expected to be approximately $450 million.
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

•	Constructive outcomes in all rate case and regulatory proceedings.

•	Normal weather patterns for the remainder of the year.

•	Weather-normalized retail electric sales are projected to be relatively consistent with 2018 levels.

•	Weather-normalized retail firm natural gas sales are projected to be within a range of 2.0% to 3.0% over 2018 levels.

•	Capital rider revenue is projected to increase $115 million to $125 million (net of PTCs) over 2018 levels. PTCs are flowed back to customers, through capital riders and reductions to electric margin.

•	Purchase capacity costs are expected to decline $25 million to $30 million compared with 2018 levels.

•	O&M expenses are projected to decrease approximately 2.0% from 2018 levels.

•
Depreciation expense is projected to increase approximately $135 million to $145 million over 2018 levels. Depreciation expense includes $34 million for the amortization of a prepaid pension asset at PSCo, which is tax reform related and will not impact earnings. A significant portion of the change in depreciation expense reflects an adjustment for the new lease accounting standard, which reclassifies certain expense from electric fuel and purchase power to depreciation and amortization with no impact on earnings.

•	Property taxes are projected to increase approximately $15 million to $25 million over 2018 levels.

•	Interest expense (net of AFUDC - debt) is projected to increase $80 million to $90 million over 2018 levels.

•	AFUDC - equity is projected to decrease approximately $20 million to $30 million from 2018 levels.

•	The ETR is projected to be approximately 8% to 10%. The ETR reflects benefits of PTCs which are flowed back to customers through electric margin and will not impact net income.

(a)
Ongoing earnings is calculated using net income and adjusting for certain nonrecurring or infrequent items that are, in management’s view, not reflective of ongoing operations. Ongoing earnings could differ from those prepared in accordance with GAAP for unplanned and/or unknown adjustments. Xcel Energy is unable to forecast if any of these items will occur or provide a quantitative reconciliation of the guidance for ongoing EPS to corresponding GAAP diluted EPS.

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
Item 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Management’s Discussion and Analysis — Derivatives, Risk Management and Market Risk under Item 2.
Item 4 — CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Xcel Energy maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure. As of June 30, 2019, based on an evaluation carried out under the supervision and with the participation of Xcel Energy’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that Xcel Energy’s disclosure controls and procedures were effective.
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
Item 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
For the quarter ended June 30, 2019, no equity securities that are registered by Xcel Energy Inc. pursuant to Section 12 of the Securities Exchange Act of 1934 were purchased by or on behalf of us or any of our affiliated purchasers.

Item 6 — EXHIBITS
* Indicates incorporation by reference
+ Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation of Xcel Energy Inc.	Xcel Energy Inc. Form 8-K dated May 16, 2012	001-03034	3.01
3.02*	Bylaws of Xcel Energy Inc.	Xcel Energy Inc. Form 8-K dated Feb. 17, 2016	001-03034	3.01
4.01*	Supplemental Indenture No. 7 dated as of June 1, 2019 between SPS and U.S. Bank National Association, as Trustee, creating 3.75% First Mortgage Bonds, Series No. 7 due 2049	SPS Form 8-K dated June 18, 2019	001-03789	4.02
10.01*	Third Amended and Restated Credit Agreement, dated as of June 7, 2019 among Xcel Energy Inc., as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Swingline Lender, Bank of America, N.A. and Barclays Bank Plc, as Syndication Agents, Wells Fargo Bank, National Association, MUFG Bank, Ltd., and Citibank, N.A., as Documentation Agents	Xcel Energy Inc. Form 8-K dated June 7, 2019	001-03034	99.01
10.02*	Third Amended and Restated Credit Agreement, dated as of June 7, 2019 among NSP-Minnesota, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank Plc, as Syndication Agents, Wells Fargo Bank, National Association, MUFG Bank, Ltd., and Citibank, N.A., as Documentation Agents	Xcel Energy Inc. Form 8-K dated June 7, 2019	001-03034	99.02
10.03*	Third Amended and Restated Credit Agreement, dated as of June 7, 2019 among PSCo, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank Plc, as Syndication Agents, Wells Fargo Bank, National Association, MUFG Bank, Ltd., and Citibank, N.A., as Documentation Agents	Xcel Energy Inc. Form 8-K dated June 7, 2019	001-03034	99.03
10.04*	Third Amended and Restated Credit Agreement, dated as of June 7, 2019 among SPS, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank Plc, as Syndication Agents, Wells Fargo Bank, National Association, MUFG Bank, Ltd., and Citibank, N.A., as Documentation Agents	Xcel Energy Inc. Form 8-K dated June 7, 2019	001-03034	99.04
10.05*	Third Amended and Restated Credit Agreement, dated as of June 7, 2019 among NSP-Wisconsin, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank Plc, as Syndication Agents, Wells Fargo Bank, National Association, MUFG Bank, Ltd., and Citibank, N.A., as Documentation Agents	Xcel Energy Inc. Form 8-K dated June 7, 2019	001-03034	99.05

31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Xcel Energy Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) the Consolidated Statements of Common Stockholders’ Equity, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XCEL ENERGY INC.

Aug. 1, 2019	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ ROBERT C. FRENZEL
Robert C. Frenzel
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)