Form 10-Q
period 2019-09-30
XCEL ENERGY INC
filed 2019-10-25
CIK 72903

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes  ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒ Yes  ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Oct. 17, 2019
Common Stock, $2.50 par value	524,388,096 shares

This Form 10-Q is filed by Xcel Energy Inc. Additional information is available on various filings with the Securities and Exchange Commission (SEC).

ABBREVIATIONS AND INDUSTRY TERMS

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Co.
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
WGI	West Gas Interstate
WYCO	WYCO Development, LLC
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
CEC	Colorado Energy Consumers
CPUC	Colorado Public Utilities Commission
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
DOC	Department of Commerce
EPA	United States Environmental Protection Agency
FEA	Federal Executive Agencies
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
MPUC	Minnesota Public Utilities Commission
NMPRC	New Mexico Public Regulation Commission
NRC	Nuclear Regulatory Commission
OAG	Minnesota Office of the Attorney General
OCC	Office of Consumer Counsel
PSCW	Public Service Commission of Wisconsin
PUCT	Public Utility Commission of Texas
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
DSM	Demand side management
FCA	Fuel clause adjustment
FPPCAC	Fuel and Purchased Power Cost Adjustment Clause
GUIC	Gas utility infrastructure cost rider
RES	Renewable energy standard
TCR	Transmission cost recovery adjustment

Other
ACE	Affordable Clean Energy
AFUDC	Allowance for funds used during construction
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
C&I	Commercial and Industrial
CAPM	Capital Asset Pricing Model
CC	Combined cycle
CCR	Coal combustion residual
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the EPA regulating the management, storage and disposal of CCRs as a nonhazardous waste
CEO	Chief executive officer
CFO	Chief financial officer
CIG	Colorado Interstate Gas Company, LLC
CT	Combustion turbine
CWIP	Construction work in progress
DCF	Discounted Cash Flows
DR	Demand response
DRC	Development Recovery Company
DRIP	Dividend Reinvestment and Stock Purchase Program

EPS	Earnings per share
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
FTR	Financial transmission right
GAAP	Generally accepted accounting principles
GE	General Electric
IPP	Independent power producing entity
MDL	Multi district litigation
MEC	Mankato Energy Center
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
NAV	Net asset value
NOI	Notice of inquiry
NOL	Net operating loss
O&M	Operating and maintenance
OATT	Open Access Transmission Tariff
PPA	Power purchase agreement
PTC	Production tax credit
ROE	Return on equity
ROFR	Right-of-first refusal
ROU	Right-of-use
RTO	Regional Transmission Organization
SMMPA	Southern Minnesota Municipal Power Agency
SPP	Southwest Power Pool, Inc.
TCJA	2017 federal tax reform enacted as Public Law No: 115-97, commonly referred to as the Tax Cuts and Jobs Act
TOs	Transmission owners

Measurements
KV	Kilovolts
MMBtu	Million British thermal Units
MW	Megawatts
MWh	Megawatt hours

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

PART I — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS
XCEL ENERGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (amounts in millions, except per share data)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2019	2018	2019	2018
Operating revenues
Electric	$2,771	$2,802	$7,345	$7,419
Natural gas	222	227	1,324	1,181
Other	20	19	62	57
Total operating revenues	3,013	3,048	8,731	8,657

Operating expenses
Electric fuel and purchased power	952	1,040	2,679	2,907
Cost of natural gas sold and transported	55	58	646	537
Cost of sales — other	9	9	28	26
Operating and maintenance expenses	580	593	1,764	1,729
Conservation and demand side management expenses	75	77	212	216
Depreciation and amortization	447	440	1,319	1,199
Taxes (other than income taxes)	137	135	429	417
Total operating expenses	2,255	2,352	7,077	7,031

Operating income	758	696	1,654	1,626

Other income (expense)	8	(7)	14	(8)
Equity earnings of unconsolidated subsidiaries	10	9	29	25
Allowance for funds used during construction — equity	15	30	55	79

Interest charges and financing costs
Interest charges — includes other financing costs of $6, $6, $19 and $18, respectively	199	177	578	523
Allowance for funds used during construction — debt	(7)	(13)	(27)	(35)
Total interest charges and financing costs	192	164	551	488

Income before income taxes	599	564	1,201	1,234
Income taxes	72	73	121	187
Net income	$527	$491	$1,080	$1,047

Weighted average common shares outstanding:
Basic	$519	$510	$517	$510
Diluted	521	511	518	510

Earnings per average common share:
Basic	$1.02	$0.96	$2.09	$2.05
Diluted	1.01	0.96	2.08	2.05

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (amounts in millions)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2019	2018	2019	2018
Net income	$527	$491	$1,080	$1,047

Other comprehensive income

Pension and retiree medical benefits:
Net pension and retiree medical gains arising during the period, net of tax of $0, $(1), $1 and $(1), respectively	—	(2)	2	(2)
Amortization of losses included in net periodic benefit cost, net of tax of $0, $1, $1 and $2, respectively	1	4	3	6
	1	2	5	4

Derivative instruments:
Net fair value decrease, net of tax of $(3), $0, $(8) and $0, respectively	(9)	—	(25)	—
Reclassification of losses to net income, net of tax of $0, $0, $1 and $1, respectively	1	1	2	2
	(8)	1	(23)	2

Other comprehensive (loss) income	(7)	3	(18)	6
Comprehensive income	$520	$494	$1,062	$1,053

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (amounts in millions)

	Nine Months Ended Sept. 30
	2019	2018
Operating activities
Net income	$1,080	$1,047
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,332	1,213
Nuclear fuel amortization	89	92
Deferred income taxes	130	184
Allowance for equity funds used during construction	(55)	(79)
Equity earnings of unconsolidated subsidiaries	(29)	(25)
Dividends from unconsolidated subsidiaries	30	27
Share-based compensation expense	47	25
Changes in operating assets and liabilities:
Accounts receivable	39	(48)
Accrued unbilled revenues	132	114
Inventories	(60)	37
Other current assets	3	52
Accounts payable	(56)	37
Net regulatory assets and liabilities	(6)	164
Other current liabilities	(100)	(158)
Pension and other employee benefit obligations	(138)	(134)
Other, net	119	(55)
Net cash provided by operating activities	2,557	2,493

Investing activities
Utility capital/construction expenditures	(3,018)	(2,681)
Purchases of investment securities	(472)	(494)
Proceeds from the sale of investment securities	462	479
Other, net	(101)	(10)
Net cash used in investing activities	(3,129)	(2,706)

Financing activities
Repayments from short-term borrowings, net	(105)	(376)
Proceeds from issuances of long-term debt	1,937	1,381
Repayments of long-term debt, including reacquisition premiums	(399)	(301)
Proceeds from issuance of common stock	457	203
Dividends paid	(587)	(544)
Other, net	(14)	(20)
Net cash provided by financing activities	1,289	343

Net change in cash and cash equivalents	717	130
Cash and cash equivalents at beginning of period	147	83
Cash and cash equivalents at end of period	$864	$213

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(544)	$(491)
Cash received (paid) for income taxes, net	53	(4)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$420	$340
Inventory transfers to property, plant and equipment	64	74
Operating lease right-of-use assets	1,718	—
Allowance for equity funds used during construction	55	79
Issuance of common stock for equity awards	46	52

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED) (amounts in millions, except share and per share data)

	Sept. 30, 2019	Dec. 31, 2018
Assets
Current assets
Cash and cash equivalents	$864	$147
Accounts receivable, net	821	860
Accrued unbilled revenues	623	755
Inventories	544	548
Regulatory assets	455	464
Derivative instruments	61	87
Prepaid taxes	39	79
Prepayments and other	193	154
Total current assets	3,600	3,094

Property, plant and equipment, net	38,703	36,944

Other assets
Nuclear decommissioning fund and other investments	2,599	2,317
Regulatory assets	3,120	3,326
Derivative instruments	22	34
Operating lease right-of-use assets	1,718	—
Other	478	272
Total other assets	7,937	5,949
Total assets	$50,240	$45,987

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$853	$406
Short-term debt	933	1,038
Accounts payable	1,258	1,237
Regulatory liabilities	469	436
Taxes accrued	443	450
Accrued interest	166	174
Dividends payable	212	195
Derivative instruments	73	61
Other	614	463
Total current liabilities	5,021	4,460

Deferred credits and other liabilities
Deferred income taxes	4,427	4,165
Deferred investment tax credits	50	54
Regulatory liabilities	5,082	5,187
Asset retirement obligations	2,679	2,568
Derivative instruments	178	129
Customer advances	203	199
Pension and employee benefit obligations	856	994
Operating lease liabilities	1,598	—
Other	186	206
Total deferred credits and other liabilities	15,259	13,502

Commitments and contingencies
Capitalization
Long-term debt	16,819	15,803
Common stock — 1,000,000,000 shares authorized of $2.50 par value; 524,384,030 and 514,036,787 shares outstanding at Sept. 30, 2019 and Dec. 31, 2018, respectively	1,311	1,285
Additional paid in capital	6,636	6,168
Retained earnings	5,336	4,893
Accumulated other comprehensive loss	(142)	(124)
Total common stockholders’ equity	13,141	12,222
Total liabilities and equity	$50,240	$45,987

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY (UNAUDITED) (amounts in millions, shares in thousands)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholders’ Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended Sept. 30, 2019 and 2018
Balance at June 30, 2018	508,898	$1,272	$5,920	$4,580	$(122)	$11,650
Net income				491		491
Other comprehensive income					3	3
Dividends declared on common stock ($0.38 per share)				(195)		(195)
Issuances of common stock	4,401	11	197			208
Share-based compensation			8	—		8
Balance at Sept. 30, 2018	513,299	$1,283	$6,125	$4,876	$(119)	$12,165

Balance at June 30, 2019	514,865	$1,287	$6,190	$5,024	$(135)	$12,366
Net income				527		527
Other comprehensive loss					(7)	(7)
Dividends declared on common stock ($0.405 per share)				(214)		(214)
Issuances of common stock	9,519	24	438			462
Share-based compensation			8	(1)		7
Balance at Sept. 30, 2019	524,384	$1,311	$6,636	$5,336	$(142)	$13,141

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY (UNAUDITED) (amounts in millions, shares in thousands)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholders’ Equity
	Shares	Par Value	Additional Paid In Capital
Nine Months Ended Sept. 30, 2019 and 2018
Balance at Dec. 31, 2017	507,763	$1,269	$5,898	$4,413	$(125)	$11,455
Net income				1,047		1,047
Other comprehensive income					6	6
Dividends declared on common stock ($1.14 per share)				(584)		(584)
Issuances of common stock	5,558	14	221			235
Repurchases of common stock	(22)	—	(1)			(1)
Share-based compensation			7	—		7
Balance at Sept. 30, 2018	513,299	$1,283	$6,125	$4,876	$(119)	$12,165

Balance at Dec. 31, 2018	514,037	$1,285	$6,168	$4,893	$(124)	$12,222
Net income				1,080		1,080
Other comprehensive income					(18)	(18)
Dividends declared on common stock ($1.215 per share)				(633)		(633)
Issuances of common stock	10,353	26	458			484
Repurchases of common stock	(6)	—	—			—
Share-based compensation			10	(4)		6
Balance at Sept. 30, 2019	524,384	$1,311	$6,636	$5,336	$(142)	$13,141

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with U.S. GAAP, the financial position of Xcel Energy Inc. and its subsidiaries as of Sept. 30, 2019 and Dec. 31, 2018; the results of its operations, including the components of net income and comprehensive income, and changes in stockholders’ equity for the three and nine months ended Sept. 30, 2019 and 2018; and its cash flows for the nine months ended Sept. 30, 2019 and 2018. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after Sept. 30, 2019 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2018 balance sheet information has been derived from the audited 2018 consolidated financial statements included in the Xcel Energy Inc. Annual Report on Form 10-K for the year ended Dec. 31, 2018. Notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the Xcel Energy Inc. Annual Report on Form 10-K for the year ended Dec. 31, 2018, filed with the SEC on Feb. 22, 2019. Due to the seasonality of Xcel Energy’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies
The significant accounting policies set forth in Note 1 to the consolidated financial statements in the Xcel Energy Inc. Annual Report on Form 10-K for the year ended Dec. 31, 2018, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements
Recently Issued
Credit Losses — In 2016, the FASB issued Financial Instruments - Credit Losses, Topic 326 (ASC Topic 326), which changes how entities account for losses on receivables and certain other assets. The guidance requires use of a current expected credit loss model, which may result in earlier recognition of credit losses than under previous accounting standards. ASC Topic 326 is effective for interim and annual periods beginning on or after Dec. 15, 2019, and will be applied on a modified-retrospective approach through a cumulative-effect adjustment to retained earnings as of Jan. 1, 2020. Xcel Energy expects the impact of adoption of the new standard to include first-time recognition of expected credit losses (i.e., bad debt expense) on unbilled revenues, with the initial allowance established at Jan. 1, 2020 charged to retained earnings.
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
Xcel Energy also utilized the transition practical expedient offered by ASU No. 2018-11 Leases: Targeted Improvements to implement the standard on a prospective basis. As a result, reporting periods in the consolidated financial statements beginning Jan. 1, 2019 reflect the implementation of ASC Topic 842, while prior periods continue to be reported in accordance with Leases, Topic 840 (ASC Topic 840). Other than first-time recognition of operating leases on its consolidated balance sheet, the implementation of ASC Topic 842 did not have a significant impact on Xcel Energy’s consolidated financial statements. Adoption resulted in recognition of approximately $1.7 billion of operating lease ROU assets and current/noncurrent operating lease liabilities. See Note 10 to the consolidated financial statements for leasing disclosures.
3.     Selected Balance Sheet Data

(Millions of Dollars)	Sept. 30, 2019	Dec. 31, 2018
Accounts receivable, net
Accounts receivable	$875	$915
Less allowance for bad debts	(54)	(55)
Accounts receivable, net	$821	$860

(Millions of Dollars)	Sept. 30, 2019	Dec. 31, 2018
Inventories
Materials and supplies	$271	$271
Fuel	187	170
Natural gas	86	107
Total inventories	$544	$548

(Millions of Dollars)	Sept. 30, 2019	Dec. 31, 2018
Property, plant and equipment, net
Electric plant	$43,301	$41,472
Natural gas plant	6,414	6,210
Common and other property	2,251	2,154
Plant to be retired (a)	276	322
CWIP	2,629	2,091
Total property, plant and equipment	54,871	52,249
Less accumulated depreciation	(16,549)	(15,659)
Nuclear fuel	2,887	2,771
Less accumulated amortization	(2,506)	(2,417)
Property, plant and equipment, net	$38,703	$36,944

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

Commercial paper and term loan borrowings outstanding for Xcel Energy were as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2019	Year Ended Dec. 31, 2018
Borrowing limit	$3,600	$3,250
Amount outstanding at period end	933	1,038
Average amount outstanding	1,303	788
Maximum amount outstanding	1,780	1,349
Weighted average interest rate, computed on a daily basis	2.62%	2.34%
Weighted average interest rate at period end	2.54	2.97
Letters of Credit — Xcel Energy Inc. and its subsidiaries use letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At Sept. 30, 2019 and Dec. 31, 2018, there were $30 million and $49 million, respectively, of letters of credit outstanding under the credit facilities. The contract amounts of these letters of credit approximate their fair value and are subject to fees.
Credit Facilities — In order to use commercial paper programs to fulfill short-term funding needs, Xcel Energy Inc. and its utility subsidiaries must have revolving credit facilities in place at least equal to the amount of their respective commercial paper borrowing limits and cannot issue commercial paper in an aggregate amount exceeding available capacity under these credit facilities. The lines of credit provide short-term financing in the form of notes payable to banks, letters of credit and back-up support for commercial paper borrowings.
Amended Credit Agreements — In June 2019, Xcel Energy Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS entered into amended five-year credit agreements with a syndicate of banks. The total borrowing limit under the amended credit agreements was increased to $3.1 billion, with the following changes:

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
As of Sept. 30, 2019, Xcel Energy Inc. and its utility subsidiaries had the following committed credit facilities available:

(Millions of Dollars)	Credit Facility (a)	Outstanding (b)	Available
Xcel Energy Inc.	$1,250	$365	$885
PSCo	700	9	691
NSP-Minnesota	500	19	481
SPS	500	2	498
NSP-Wisconsin	150	68	82
Total	$3,100	$463	$2,637

(a)	Expires in June 2024.

(b)	Includes outstanding commercial paper and letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the respective credit facilities. Xcel Energy Inc. and its subsidiaries had no direct advances on the credit facilities outstanding as of Sept. 30, 2019 and Dec. 31, 2018.
Term Loan Agreement — In December 2018, Xcel Energy Inc. renewed its $500 million, 364 Day Term Loan Agreement. No additional capacity remains as loans borrowed and repaid may not be redrawn. The loan is unsecured and matures Dec. 3, 2019. Xcel Energy has an option to request an extension through Dec. 2, 2020.
The term loan includes one financial covenant, requiring Xcel Energy’s consolidated funded debt to total capitalization ratio to be less than or equal to 65%. Interest is at a rate equal to either (i) the Eurodollar rate, plus 50.0 basis points, or (ii) an alternate base rate. Xcel Energy is also required to pay a commitment fee equal to 10 basis points per annum on any unborrowed portion.
As of Sept. 30, 2019, Xcel Energy Inc.’s term loan borrowings were as follows:

(Millions of Dollars)	Limit	Amount Used	Available
Xcel Energy Inc.	$500	$500	$—

Bilateral Credit Agreement
In March 2019, NSP-Minnesota entered into a one-year uncommitted bilateral credit agreement. The credit agreement is limited in use to support letters of credit.
As of Sept. 30, 2019, NSP-Minnesota’s outstanding letters of credit under the Bilateral Credit Agreement were as follows:

(Millions of Dollars)	Limit	Amount Outstanding	Available
NSP-Minnesota	$75	$20	$55

Long-Term Borrowings
During the nine months ended Sept. 30, 2019, Xcel Energy Inc. and its utility subsidiaries issued the following:

•	PSCo issued $400 million of 4.05% first mortgage bonds due Sept. 15, 2049.

•	Xcel Energy Inc. issued $130 million of 4.00% senior unsecured bonds due June 15, 2028.

•	SPS issued $300 million of 3.75% first mortgage green bonds due June 15, 2049.

•	PSCo issued $550 million of 3.20% first mortgage green bonds due March 1, 2050.

•	NSP-Minnesota issued $600 million of 2.90% first mortgage green bonds due March 1, 2050.
Forward Equity Agreements — In November 2018, Xcel Energy Inc. entered into forward sale agreements in connection with a completed $459 million public offering of 9.4 million shares of Xcel Energy common stock. The initial forward agreement was for 8.1 million shares with an additional agreement for 1.2 million shares that was exercised at the option of the banking counterparty. On Aug. 29, 2019, Xcel Energy settled the forward equity agreements by physically delivering 9.4 million shares of common equity for cash proceeds of $453 million.
Other Equity — Xcel Energy Inc. issued $28.9 million and $38.5 million of equity through DRIP during the nine months ended Sept. 30, 2019, and year ended Dec. 31, 2018, respectively. The program allows shareholders to elect dividend reinvestment in Xcel Energy Inc. common stock through a non-cash transaction.

5.	Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. Xcel Energy’s operating revenues consists of the following:

	Three Months Ended Sept. 30, 2019
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$865	$124	$10	$999
C&I	1,383	58	6	1,447
Other	35	—	1	36
Total retail	2,283	182	17	2,482
Wholesale	205	—	—	205
Transmission	151	—	—	151
Other	13	24	—	37
Total revenue from contracts with customers	2,652	206	17	2,875
Alternative revenue and other	119	16	3	138
Total revenues	$2,771	$222	$20	$3,013

	Three Months Ended Sept. 30, 2018
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$890	$116	$10	$1,016
C&I	1,408	58	5	1,471
Other	35	—	1	36
Total retail	2,333	174	16	2,523
Wholesale	207	—	—	207
Transmission	143	—	—	143
Other	17	25	—	42
Total revenue from contracts with customers	2,700	199	16	2,915
Alternative revenue and other	102	28	3	133
Total revenues	$2,802	$227	$19	$3,048

	Nine Months Ended Sept. 30, 2019
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$2,216	$801	$29	$3,046
C&I	3,724	403	21	4,148
Other	98	—	3	101
Total retail	6,038	1,204	53	7,295
Wholesale	548	—	—	548
Transmission	409	—	—	409
Other	42	84	—	126
Total revenue from contracts with customers	7,037	1,288	53	8,378
Alternative revenue and other	308	36	9	353
Total revenues	$7,345	$1,324	$62	$8,731

	Nine Months Ended Sept. 30, 2018
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$2,255	$663	$28	$2,946
C&I	3,726	347	17	4,090
Other	101	—	5	106
Total retail	6,082	1,010	50	7,142
Wholesale	589	—	—	589
Transmission	398	—	—	398
Other	80	76	—	156
Total revenue from contracts with customers	7,149	1,086	50	8,285
Alternative revenue and other	270	95	7	372
Total revenues	$7,419	$1,181	$57	$8,657

6.    Income Taxes
Note 7 to the consolidated financial statements included in Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2018 represents, in all material respects, the current status of other income tax matters except to the extent noted below, and are incorporated herein by reference.
The following table reconciles the difference between the statutory rate and the ETR:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2019	2018	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%	21.0%
State tax (net of federal tax effect)	5.0	5.0	5.0	5.0
(Decreases) increases:
Wind PTCs	(6.1)	(2.6)	(8.1)	(4.3)
Plant regulatory differences (a)	(5.6)	(9.4)	(5.5)	(5.2)
Other tax credits and tax credit and NOL allowances (net)	(1.7)	(1.9)	(1.8)	(1.5)
Other (net)	(0.6)	0.8	(0.5)	0.2
Effective income tax rate	12.0%	12.9%	10.1%	15.2%

(a)
Regulatory differences for income tax primarily relate to the credit of excess deferred taxes to customers through the average rate assumption method and the timing of regulatory decisions regarding the return of excess deferred taxes. Income tax benefits associated with the credit of excess deferred credits are offset by corresponding revenue reductions and additional prepaid pension asset amortization.

Federal Audits — Statute of limitations applicable to Xcel Energy’s consolidated federal income tax returns expire as follows:

Tax Year(s)	Expiration
2009 - 2013	June 2020
2014 - 2016	September 2020

In 2015, the IRS commenced an examination of tax years 2012 and 2013. In 2017, the IRS concluded the audit of tax years 2012 and 2013 and proposed an adjustment that would impact Xcel Energy’s NOL and ETR. Xcel Energy filed a protest with the IRS. As of Sept. 30, 2019, the case has been forwarded to the Office of Appeals and Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of this issue; however, the outcome and timing of a resolution is unknown.
In 2018, the IRS began an audit of tax years 2014 - 2016. As of Sept. 30, 2019, no adjustments have been proposed.
State Audits — Xcel Energy files consolidated state tax returns based on income in its major operating jurisdictions and various other state income-based tax returns.

As of Sept. 30, 2019, Xcel Energy’s earliest open tax years (subject to examination by state taxing authorities in its major operating jurisdictions) were as follows:

State	Year
Colorado	2009
Minnesota	2009
Texas	2009
Wisconsin	2014

•	In 2018, Wisconsin began an audit of tax years 2014 - 2016. As of Sept. 30, 2019, no material adjustments have been proposed.

•	No other state income tax audits were in progress as of Sept. 30, 2019.
Unrecognized Benefits — Unrecognized tax benefit balance includes permanent tax positions, which if recognized would affect the annual ETR. In addition, the unrecognized tax benefit balance includes temporary tax positions for which ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the ETR but would accelerate the payment to the taxing authority to an earlier period.
Unrecognized tax benefits — permanent vs. temporary:

(Millions of Dollars)	Sept. 30, 2019	Dec. 31, 2018
Unrecognized tax benefit — Permanent tax positions	$33	$28
Unrecognized tax benefit — Temporary tax positions	10	9
Total unrecognized tax benefit	$43	$37

Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	Sept. 30, 2019	Dec. 31, 2018
NOL and tax credit carryforwards	$(40)	$(35)

Net deferred tax liability associated with the unrecognized tax benefit amounts and related NOLs and tax credits carryforwards were $28 million at Sept. 30, 2019 and $24 million at Dec. 31, 2018.
As the IRS Appeals and federal and state audits progresses, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $28 million in the next 12 months.
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
Common Stock Equivalents — Xcel Energy Inc. has common stock equivalents related to forward equity agreements (settled in August 2019) and time-based equity compensation awards.

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
Diluted common shares outstanding included common stock equivalents of 1.8 million and 1.6 million for the three and nine months ended Sept. 30, 2019, respectively (0.4 million for both the three and nine months ended Sept. 30, 2018).

8.	Fair Value of Financial Assets and Liabilities
Fair Value Measurements
Accounting guidance for fair value measurements and disclosures provides a single definition of fair value, a hierarchical framework for measuring assets and liabilities and requires disclosure about assets and liabilities measured at fair value.
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
Investments in equity securities and other funds — Equity securities are valued using quoted prices in active markets. The fair values for commingled funds are measured using NAVs. The investments in commingled funds may be redeemed for NAV with proper notice. Private equity commingled fund investments require approval of the fund for any unscheduled redemption, and such redemptions may be approved or denied by the fund at its sole discretion. Unscheduled distributions from real estate commingled funds may be redeemed with proper notice; however, withdrawals may be delayed or discounted as a result of fund illiquidity.
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
Unrealized gains for the nuclear decommissioning fund were $619 million and $450 million as of Sept. 30, 2019 and Dec. 31, 2018, respectively, and unrealized losses were $22 million and $45 million as of Sept. 30, 2019 and Dec. 31, 2018, respectively.

Non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund:

	Sept. 30, 2019
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$23	$23	$—	$—	$—	$23
Commingled funds	815	—	—	—	997	997
Debt securities	489	—	484	12	—	496
Equity securities	393	800	1	—	—	801
Total	$1,720	$823	$485	$12	$997	$2,317

(a)
Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $151 million of equity investments in unconsolidated subsidiaries and $132 million of rabbi trust assets and miscellaneous investments.

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

For the three and nine months ended Sept. 30, 2019 and 2018, there were no transfers of amounts between levels.
Contractual maturity dates of debt securities in the nuclear decommissioning fund as of Sept. 30, 2019:

	Final Contractual Maturity
(Millions of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Debt securities	$1	$126	$226	$143	$496

Rabbi Trusts
Xcel Energy has established rabbi trusts to provide partial funding for future distributions of its supplemental executive retirement plan and deferred compensation plan.
Cost and fair value of assets held in rabbi trusts:

	Sept. 30, 2019
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trusts (a)
Cash equivalents	$17	$17	$—	$—	$17
Mutual funds	55	61	—	—	61
Total	$72	$78	$—	$—	$78

	Dec. 31, 2018
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trusts (a)
Cash equivalents	$16	$16	$—	$—	$16
Mutual funds	52	51	—	—	51
Total	$68	$67	$—	$—	$67
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
As of Sept. 30, 2019, accumulated other comprehensive loss related to interest rate derivatives included $5 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings.
As of Sept. 30, 2019, Xcel Energy had unsettled interest rate swaps outstanding with a notional amount of $300 million. These interest rate derivatives were designated as cash flow hedges, and as such, changes in fair value are recorded to other comprehensive income.
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
Xcel Energy may enter into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers, but may not be designated as qualifying hedging transactions. Changes in the fair value of non-trading commodity derivative instruments are recorded as other comprehensive income or deferred as a regulatory asset or liability. The classification as a regulatory asset or liability is based on approved regulatory recovery mechanisms.
As of Sept. 30, 2019, Xcel Energy had no commodity contracts designated as cash flow hedges.
Xcel Energy also enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.

Gross notional amounts of commodity forwards, options and FTRs:

(Amounts in Millions) (a)(b)	Sept. 30, 2019	Dec. 31, 2018
MWh of electricity	121	87
MMBtu of natural gas	130	92

(a)	Not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options included on a gross basis, but are weighted for the probability of exercise.
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
As of Sept. 30, 2019, six of Xcel Energy’s 10 most significant counterparties for these activities, comprising $156 million or 53% of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings. Three of the 10 most significant counterparties, comprising $24 million or 8% of this credit exposure, were not rated by these external agencies, but based on Xcel Energy’s internal analysis, had credit quality consistent with investment grade. One of these significant counterparties, comprising $8 million or 3% of this credit exposure, had credit quality less than investment grade, based on external analysis. Eight of these significant counterparties are municipal or cooperative electric entities or other utilities.

Impact of derivative activity:

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities
Three Months Ended Sept. 30, 2019
Derivatives designated as cash flow hedges
Interest rate	$(12)	$—
Total	$(12)	$—
Other derivative instruments
Natural gas commodity	$—	$(3)
Total	$—	$(3)

Nine Months Ended Sept. 30, 2019
Derivatives designated as cash flow hedges
Interest rate	$(33)	$—
Total	$(33)	$—
Other derivative instruments
Electric commodity	$—	$4
Natural gas commodity	—	(5)
Total	$—	$(1)

Three Months Ended Sept. 30, 2018
Other derivative instruments
Electric commodity	$—	$(2)
Natural gas commodity	—	(2)
Total	$—	$(4)

Nine Months Ended Sept. 30, 2018
Other derivative instruments
Electric commodity	$—	$6
Natural gas commodity	—	(1)
Total	$—	$5

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Three Months Ended Sept. 30, 2019
Derivatives designated as cash flow hedges
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$1	(b)
Electric commodity	—		(1)	(c)	—
Total	$—		$(1)		$1

Nine Months Ended Sept. 30, 2019
Derivatives designated as cash flow hedges
Interest rate	$3	(a)	$—		$—
Total	$3		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$5	(b)
Natural gas commodity	—		(1)	(d)	(4)	(d)
Total	$—		$(1)		$1

Three Months Ended Sept. 30, 2018
Derivatives designated as cash flow hedges
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$5	(b)
Total	$—		$—		$5

Nine Months Ended Sept. 30, 2018
Derivatives designated as cash flow hedges
Interest rate	$3	(a)	$—		$—
Total	$3		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$14	(b)
Natural gas commodity	—		2	(d)	(2)	(d)
Total	$—		$2		$12

(a)	Recorded to interest charges.

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

(d)
Amounts for both the three and nine months ended Sept. 30, 2019 included no settlement gains or losses on derivatives entered to mitigate natural gas price risk for electric generation recorded to electric fuel and purchased power, subject to cost-recovery mechanisms and reclassified to a regulatory asset, as appropriate. Amounts for the three and nine months ended Sept. 30, 2018 included no such settlement gains or losses and $1 million of such settlement losses, respectively. Remaining settlement losses for the three and nine months ended Sept. 30, 2019 and 2018 related to natural gas operations and were recorded to cost of natural gas sold and transported. These gains and losses are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset or liability, as appropriate.

Xcel Energy had no derivative instruments designated as fair value hedges during the three and nine months ended Sept. 30, 2019 and 2018.

Credit Related Contingent Features — Contract provisions for derivative instruments that the utility subsidiaries enter, including those accounted for as normal purchase-normal sale contracts and therefore not reflected on the consolidated balance sheets, may require the posting of collateral or settlement of the contracts for various reasons, including if the applicable utility subsidiary’s credit ratings are downgraded below its investment grade credit rating by any of the major credit rating agencies, or for cross default contractual provisions if there was a failure under other financing arrangements related to payment terms or other covenants. As of Sept. 30, 2019 and Dec. 31, 2018, there were no derivative instruments in a liability position with such underlying contract provisions, with no offsetting positions or posted collateral.
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

Recurring Fair Value Measurements — Derivative assets and liabilities measured at fair value on a recurring basis:

	Sept. 30, 2019						Dec. 31, 2018
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$3	$42	$13	$58	$(34)	$24	$4	$92	$2	$98	$(44)	$54
Electric commodity	—	—	28	28	(1)	27	—	—	25	25	—	25
Natural gas commodity	—	7	—	7	—	7	—	4	—	4	—	4
Total current derivative assets	$3	$49	$41	$93	$(35)	58	$4	$96	$27	$127	$(44)	83
PPAs (b)						3						4
Current derivative instruments						$61						$87
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$5	$39	$5	$49	$(41)	$8	$—	$27	$5	$32	$(14)	$18
Total noncurrent derivative assets	$5	$39	$5	$49	$(41)	8	$—	$27	$5	$32	$(14)	18
PPAs (b)						14						16
Noncurrent derivative instruments						$22						$34

	Sept. 30, 2019						Dec. 31, 2018
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Derivatives designated as cash flow hedges:
Interest rate	$—	$40	$—	$40	$—	$40	$—	$7	$—	$7	$—	$7
Other derivative instruments:
Commodity trading	3	42	11	56	(46)	10	4	88	2	94	(60)	34
Electric commodity	—	—	1	1	(1)	—	—	—	—	—	—	—
Natural gas commodity	—	6	—	6	—	6	—	—	—	—	—	—
Total current derivative liabilities	$3	$88	$12	$103	$(47)	56	$4	$95	$2	$101	$(60)	41
PPAs (b)						17						20
Current derivative instruments						$73						$61
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$2	$88	$19	$109	$(10)	$99	$—	$18	$1	$19	$17	$36
Total noncurrent derivative liabilities	$2	$88	$19	$109	$(10)	99	$—	$18	$1	$19	$17	36
PPAs (b)						79						93
Noncurrent derivative instruments						$178						$129

(a)
Xcel Energy nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Sept. 30, 2019 and Dec. 31, 2018. At both Sept. 30, 2019 and Dec. 31, 2018, derivative assets and liabilities include $32 million of obligations to return cash collateral. At Sept. 30, 2019 and Dec. 31, 2018, derivative assets and liabilities include rights to reclaim cash collateral of $12 million and $15 million, respectively. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

(b)
During 2006, Xcel Energy qualified these contracts under the normal purchase exception. Based on this qualification, contracts are no longer adjusted to fair value and the previous carrying value of these contracts is being amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Changes in Level 3 commodity derivatives:

	Three Months Ended Sept. 30
(Millions of Dollars)	2019	2018
Balance at July 1	$28	$64
Purchases	5	3
Settlements	(21)	(19)
Net transactions recorded during the period:
Gains recognized in earnings (a)	1	—
Net gains recognized as regulatory assets and liabilities	2	—
Balance at Sept. 30	$15	$48

	Nine Months Ended Sept. 30
(Millions of Dollars)	2019	2018
Balance at Jan. 1	$29	$35
Purchases	42	49
Settlements	(48)	(51)
Net transactions recorded during the period:
Losses recognized in earnings (a)	(9)	—
Net gains recognized as regulatory assets and liabilities	1	15
Balance at Sept. 30	$15	$48

(a)	These amounts relate to commodity derivatives held at the end of the period.
Xcel Energy recognizes transfers between fair value hierarchy levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three and nine months ended Sept. 30, 2019 and 2018.
Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	Sept. 30, 2019		Dec. 31, 2018
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$17,672	$20,064	$16,209	$16,755

Fair value of Xcel Energy’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Sept. 30, 2019 and Dec. 31, 2018, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

9.    Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended Sept. 30
	2019	2018	2019	2018
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$22	$24	$—	$1
Interest cost (a)	36	33	6	5
Expected return on plan assets (a)	(51)	(52)	(5)	(6)
Amortization of prior service credit (a)	(1)	(1)	(3)	(3)
Amortization of net loss (a)	22	27	1	2
Settlement charge (b)	—	59	—	—
Net periodic benefit cost (credit)	28	90	(1)	(1)
Credits (costs) not recognized due to the effects of regulation	—	(50)	—	1
Net benefit cost (credit) recognized for financial reporting	$28	$40	$(1)	$—

	Nine Months Ended Sept. 30
	2019	2018	2019	2018
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$64	$71	$1	$1
Interest cost (a)	108	100	17	16
Expected return on plan assets (a)	(152)	(157)	(16)	(19)
Amortization of prior service credit (a)	(3)	(3)	(8)	(8)
Amortization of net loss (a)	66	83	4	6
Settlement charge (b)	—	59	—	—
Net periodic benefit cost (credit)	83	153	(2)	(4)
Credits (costs) not recognized due to the effects of regulation	2	(51)	1	1
Net benefit cost (credit) recognized for financial reporting	$85	$102	$(1)	$(3)

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
In January 2019, contributions of $150 million were made across four of Xcel Energy’s pension plans. In July 2019, Xcel Energy made a $4 million contribution to the Xcel Energy Inc. Non-Bargaining Pension Plan (South). Xcel Energy does not expect additional pension contributions during 2019.

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
Breckenridge/Colorado — In February 2019, the MDL panel remanded Breckenridge back to the U.S. District Court in Colorado.
Arandell Corp. — In February 2019, the case was remanded back to the U.S. District Court in Wisconsin.
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

Rate Matters
NSP-Minnesota — Sherco — In NSP-Minnesota’s 2013 fuel reconciliation filing, the MPUC made recovery of replacement power costs associated with a 2011 turbine malfunction at its Sherco Unit 3 plant provisional and subject to further review following conclusion of litigation commenced by NSP-Minnesota, SMMPA (Co-owner of Sherco Unit 3) and insurance companies against GE.
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

NSP-Minnesota has recognized a current refund liability consistent with its best estimate of the final ROE, pending further FERC action as early as the fourth quarter of 2019.
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
In July 2018, SPS’ appeal to the D.C. Circuit over the FERC rulings granting SPP the right to recover these previously unbilled charges was remanded to the FERC. In February 2019, the FERC reversed its 2016 decision and ordered SPP to refund the charges retroactively collected from its transmission customers, including SPS, related to periods before September 2015. In April 2019, several parties, including SPP, filed requests for a rehearing. The timing of a FERC response to the rehearing requests is uncertain. Any refunds received by SPS are expected to be given back to SPS customers through future rates.
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
The current cost estimate for remediation and restoration of the entire site is approximately $194 million. At Sept. 30, 2019 and Dec. 31, 2018, NSP-Wisconsin had a total liability of $22 million and $27 million, respectively, for the entire site.
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
MGP, Landfill or Disposal Sites — PSCo is cooperating with the City of Denver on an environmental investigation of the Rice Yards Site in Denver, Colorado, which had various historic industrial uses by multiple parties, including railroad, maintenance shop, scrap metal yard, and MGP operations.
The area is being redeveloped into residential and commercial mixed uses, and PSCo is in discussions with the current property owner regarding legal claims related to the Rice Yards Site.
In addition, Xcel Energy is currently investigating or remediating 12 other MGP, landfill or other disposal sites across its service territories.
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
Under the CCR Rule, utilities are required to complete groundwater sampling around their CCR landfills and surface impoundments. By the end of 2019, only nine of Xcel Energy’s regulated ash units are expected to be in operation. Xcel Energy is conducting groundwater sampling and, where appropriate, initiating the assessment of corrective measures and evaluating whether corrective action is required at any CCR landfills or surface impoundments.
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
Leases with an initial term of 12 months or less are classified as short-term leases and are not recognized on the consolidated balance sheet.
Operating lease ROU assets:

(Millions of Dollars)	Sept. 30, 2019
PPAs	$1,642
Other	201
Gross operating lease ROU assets	1,843
Accumulated amortization	(125)
Net operating lease ROU assets	$1,718

In 2019, ROU assets for finance leases are included in other noncurrent assets, and the present value of future finance lease payments is included in other current liabilities and other noncurrent liabilities. Prior to 2019, finance leases were included in property, plant and equipment, the current portion of long-term debt and long-term debt.
Xcel Energy’s most significant finance lease activities are related to WYCO, a joint venture with CIG, to develop and lease natural gas pipeline, storage and compression facilities. Xcel Energy Inc. has a 50% ownership interest in WYCO. WYCO leases its facilities to CIG, and CIG operates the facilities, providing natural gas storage and transportation services to PSCo under separate service agreements.

PSCo accounts for its Totem natural gas storage service and Front Range pipeline arrangements with CIG and WYCO, respectively, as finance leases. Xcel Energy Inc. eliminates 50% of the finance lease obligation related to WYCO in the consolidated balance sheet along with an equal amount of Xcel Energy Inc.’s equity investment in WYCO.
Finance lease ROU assets:

(Millions of Dollars)	Sept. 30, 2019
Gas storage facilities	$201
Gas pipeline	21
Gross finance lease ROU assets	222
Accumulated amortization	(81)
Net finance lease ROU assets	$141

Components of lease expense:

(Millions of Dollars)	Three Months Ended Sept. 30, 2019	Nine Months Ended Sept. 30, 2019
Operating leases
PPA capacity payments	$58	$163
Other operating leases (a)	9	26
Total operating lease expense (b)	$67	$189

Finance leases
Amortization of ROU assets	$1	$5
Interest expense on lease liability	5	14
Total finance lease expense	$6	$19

(a)	Includes short-term lease expense of $1 million for the three months ended Sept. 30, 2019 and $4 million for the nine months ended Sept. 30, 2019.

(b)
PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.

Xcel Energy has requested regulatory approval to purchase the MEC in the fourth quarter of 2019. Xcel Energy currently receives energy and capacity from MEC under PPAs expiring in 2026 and 2039. Pending the purchase by Xcel Energy, operating lease liabilities at Sept. 30, 2019 currently include a present value of $415 million for MEC PPA capacity payments.

Future commitments under operating and finance leases as of Sept. 30, 2019:

(Millions of Dollars)	PPA (a) (b) Operating Leases	Other Operating Leases	Total Operating Leases	Finance Leases (c)
2019	$59	$6	$65	$3
2020	236	26	262	14
2021	238	29	267	14
2022	225	28	253	12
2023	214	25	239	12
Thereafter	959	136	1,095	219
Total minimum obligation	1,931	250	2,181	274
Interest component of obligation	(337)	(54)	(391)	(192)
Present value of minimum obligation	$1,594	$196	1,790	82
Less current portion			(192)	(4)
Noncurrent operating and finance lease liabilities			$1,598	$78

Weighted-average remaining lease term in years			9.5	37.2

(a)	Amounts do not include PPAs accounted for as executory contracts and/or contingent payments, such as energy payments on renewable PPAs.

(b)	PPA operating leases contractually expire at various dates through 2033.

(c)	Excludes certain amounts related to Xcel Energy’s 50% ownership interest in WYCO.
Future commitments under operating and finance leases as of Dec. 31, 2018:

(Millions of Dollars)	PPA (a) (b) Operating Leases	Other Operating Leases	Total Operating Leases	Finance Leases (c)
2019	$207	$32	$239	$14
2020	208	26	234	14
2021	210	25	235	14
2022	197	24	221	12
2023	186	22	208	12
Thereafter	883	154	1,037	220
Total minimum obligation				286
Interest component of obligation				(201)
Present value of minimum obligation				$85

(a)	Amounts do not include PPAs accounted for as executory contracts and/or contingent payments, such as energy payments on renewable PPAs.

(b)	PPA operating leases contractually expire at various dates through 2033.

(c)	Excludes certain amounts related to Xcel Energy’s 50% ownership interest in WYCO.
Variable Interest Entities
NSP-Minnesota, PSCo and SPS purchase power from IPPs and are required to reimburse the IPPs for natural gas or fuel costs, or to participate in tolling arrangements under which the utility subsidiaries procure the natural gas required to produce the energy that they purchase. These specific PPAs create a variable interest in the associated IPP.
Xcel Energy utility subsidiaries had approximately 3,986 MW and 3,770 MW of capacity under long-term PPAs as of Sept. 30, 2019 and Dec. 31, 2018, respectively, with entities that have been determined to be variable interest entities. Xcel Energy has concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that significantly impact the entities’ economic performance. These agreements have various expiration dates through 2041.

Other
Guarantees and Bond Indemnifications — Xcel Energy Inc. and its subsidiaries provide guarantees and bond indemnities which guarantee payment or performance. Xcel Energy Inc.’s exposure is based upon the net liability under the specified agreements or transactions. Most of the guarantees and bond indemnities issued by Xcel Energy Inc. and its subsidiaries have a stated maximum amount. As of Sept. 30, 2019 and Dec. 31, 2018, Xcel Energy Inc. and its subsidiaries had no assets held as collateral related to their guarantees, bond indemnities and indemnification agreements.
Guarantees and bond indemnities issued and outstanding for Xcel Energy were $62 million and $69 million at Sept. 30, 2019 and Dec. 31, 2018, respectively.

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

11.    Other Comprehensive Loss
Changes in accumulated other comprehensive loss, net of tax, for the three and nine months ended Sept. 30, 2019 and 2018:

	Three Months Ended Sept. 30, 2019			Three Months Ended Sept. 30, 2018
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at July 1	$(75)	$(60)	$(135)	$(57)	$(65)	$(122)
Other comprehensive (loss) before reclassifications (net of taxes of $(3), $0, $0 and $(1), respectively)	(9)	—	(9)	—	(2)	(2)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (net of taxes of $0) (a)	1	—	1	1	—	1
Amortization of net actuarial loss (net of taxes of $0, $0, $0 and $1, respectively) (b)	—	1	1	—	4	4
Net current period other comprehensive income	(8)	1	(7)	1	2	3
Accumulated other comprehensive loss at Sept. 30	$(83)	$(59)	$(142)	$(56)	$(63)	$(119)

	Nine Months Ended Sept. 30, 2019			Nine Months Ended Sept. 30, 2018
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(60)	$(64)	$(124)	$(58)	$(67)	$(125)
Other comprehensive (loss) gain before reclassifications (net of taxes of $(9), $1, $0 and $(1), respectively)	(25)	2	(23)	—	(2)	(2)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (net of taxes of $1, $0, $1 and $0, respectively) (a)	2	—	2	2	—	2
Amortization of net actuarial loss (net of taxes of $0, $1, $0 and $2, respectively) (b)	—	3	3	—	6	6
Net current period other comprehensive income	(23)	5	(18)	2	4	6
Accumulated other comprehensive loss at Sept. 30	$(83)	$(59)	$(142)	$(56)	$(63)	$(119)

(a)	Included in interest charges.

(b)	Included in the computation of net periodic pension and postretirement benefit costs.
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

Xcel Energy had equity investments in unconsolidated subsidiaries of $151 million and $141 million as of Sept. 30, 2019 and Dec. 31, 2018, respectively, included in the natural gas utility and all other segments.
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
Xcel Energy’s segment information for the three and nine months ended Sept. 30:

	Three Months Ended Sept. 30
(Millions of Dollars)	2019	2018
Regulated Electric
Operating revenues from external customers	$2,771	$2,802
Net income	550	514
Regulated Natural Gas
Operating revenues from external customers	$222	$227
Net (loss) income	(1)	9
All Other
Total operating revenue	$20	$19
Net loss	(22)	(32)

Consolidated Total
Total revenue	$3,013	$3,048
Net income	527	491

	Nine Months Ended Sept. 30
(Millions of Dollars)	2019	2018
Regulated Electric
Operating revenues from external customers	$7,345	$7,419
Intersegment revenue	1	1
Total revenues	$7,346	$7,420
Net income	1,032	997
Regulated Natural Gas
Operating revenues from external customers	$1,324	$1,181
Intersegment revenue	1	1
Total revenues	$1,325	$1,182
Net income	127	130
All Other
Total operating revenue	$62	$57
Net loss	(79)	(80)

Consolidated Total
Total revenue	$8,733	$8,659
Reconciling eliminations	(2)	(2)
Consolidated total revenue	$8,731	$8,657
Net income	1,080	1,047

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
Management believes electric and natural gas margins provide the most meaningful basis for evaluating our operations because they exclude the revenue impact of fluctuations in these expenses. These margins can be reconciled to operating income, a GAAP measure, by including other operating revenues, cost of sales — other, O&M expenses, conservation and DSM expenses, depreciation and amortization and taxes (other than income taxes).
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
GAAP and ongoing diluted EPS for Xcel Energy:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
Diluted Earnings (Loss) Per Share	2019	2018	2019	2018
PSCo	$0.39	$0.41	$0.86	$0.91
NSP-Minnesota	0.40	0.39	0.81	0.79
SPS	0.20	0.16	0.42	0.34
NSP-Wisconsin	0.06	0.06	0.12	0.15
Equity earnings of unconsolidated subsidiaries	0.01	0.01	0.04	0.03
Regulated utility (a)	1.06	1.03	2.24	2.22
Xcel Energy Inc. and Other	(0.05)	(0.07)	(0.16)	(0.17)
Total (a)	$1.01	$0.96	$2.08	$2.05

(a)	Amounts may not add due to rounding.

Summary of Earnings
Xcel Energy — Xcel Energy’s earnings increased $0.05 per share for the third quarter of 2019 and $0.03 per share year-to-date. Earnings reflect higher electric margins primarily due to non-fuel riders and regulatory rate outcomes and lower O&M expenses, partially offset by lower AFUDC, increased depreciation and interest expenses.
PSCo — Earnings decreased $0.02 per share for the third quarter of 2019 and $0.05 per share year-to-date. The decrease in year-to-date earnings was driven by higher depreciation, O&M, interest expense and lower allowance for funds used during construction (AFUDC), which offsets higher natural gas and electric margin. Changes in depreciation and AFUDC are primarily driven by the Rush Creek wind project that was placed in service in 2018.
NSP-Minnesota — Earnings increased $0.01 per share for the third quarter of 2019 and $0.02 per share year-to-date. Year-to-date results reflect higher electric margin driven by regulatory rate outcomes, partially offset by the negative impact of weather, unfavorable sales and increased depreciation.
SPS — Earnings increased $0.04 for the third quarter of 2019 and $0.08 per share year-to-date. Year-to-date results reflect higher electric margin attributable to regulatory rate outcomes and sales growth despite unfavorable weather. Higher electric margin and AFUDC associated with the Hale wind project were partially offset by increased depreciation, O&M and interest expenses.
NSP-Wisconsin — Earnings were flat for the third quarter of 2019 and decreased $0.03 per share year-to-date. Year-to-date results reflect unfavorable weather, higher depreciation and lower AFUDC.
Xcel Energy Inc. and Other — Xcel Energy Inc. and Other primarily includes financing costs at the holding company.
Changes in GAAP and Ongoing Diluted EPS
Components significantly contributing to changes in 2019 EPS compared with the same period in 2018:

Diluted Earnings (Loss) Per Share	Three Months Ended Sept. 30	Nine Months Ended Sept. 30
GAAP and ongoing diluted EPS — 2018	$0.96	$2.05

Components of change — 2019 vs. 2018
Higher electric margins	0.08	0.22
Lower ETR (a)	0.03	0.12
Higher natural gas margin	—	0.05
Higher depreciation and amortization	(0.01)	(0.17)
Higher interest charges	(0.03)	(0.08)
Lower AFUDC	(0.04)	(0.06)
Changes in O&M	0.02	(0.05)
GAAP and ongoing diluted EPS — 2019	$1.01	$2.08

(a)	Includes PTCs and timing of tax reform regulatory decisions, which are primarily offset in electric margin.

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
Percentage increase (decrease) in normal and actual HDD, CDD and THI:

	Three Months Ended Sept. 30			Nine Months Ended Sept. 30
	2019 vs. Normal	2018 vs. Normal	2019 vs. 2018	2019 vs. Normal	2018 vs. Normal	2019 vs. 2018
HDD	(64.0)%	(18.2)%	(57.0)%	10.7%	(0.3)%	9.4%
CDD	27.4	14.8	20.9	6.4	27.1	(14.9)
THI	(2.6)	18.2	(17.0)	(8.2)	38.4	(33.2)
Weather — Estimated impact of temperature variations on EPS compared with normal weather conditions:

	Three Months Ended Sept. 30			Nine Months Ended Sept. 30
	2019 vs. Normal	2018 vs. Normal	2019 vs. 2018	2019 vs. Normal	2018 vs. Normal	2019 vs. 2018
Retail electric	$0.040	$0.043	$(0.003)	$0.035	$0.110	$(0.075)
Firm natural gas	(0.001)	—	(0.001)	0.021	0.003	0.018
Total (excluding decoupling)	$0.039	$0.043	$(0.004)	$0.056	$0.113	$(0.057)
Decoupling — Minnesota	—	(0.018)	0.018	0.001	(0.050)	0.051
Total (adjusted for decoupling)	$0.039	$0.025	$0.014	$0.057	$0.063	$(0.006)

Sales Growth (Decline) — Sales growth (decline) for actual and weather-normalized sales in 2019 compared to the same period in 2018:

	Three Months Ended Sept. 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Actual
Electric residential	1.7%	(6.2)%	5.9%	(1.8)%	(1.2)%
Electric C&I	(1.6)	(6.1)	4.6	(3.6)	(1.9)
Total retail electric sales	(0.5)	(6.1)	4.7	(3.1)	(1.7)
Firm natural gas sales	4.2	1.7	N/A	(10.6)	2.5

	Three Months Ended Sept. 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Weather-normalized
Electric residential	(1.1)%	(1.0)%	(1.4)%	1.5%	(0.9)%
Electric C&I	(2.8)	(4.4)	3.6	(2.8)	(1.8)
Total retail electric sales	(2.2)	(3.4)	2.4	(1.7)	(1.6)
Firm natural gas sales	6.8	4.0	N/A	(7.9)	5.1

	Nine Months Ended Sept. 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Actual
Electric residential	(0.4)%	(4.8)%	(0.4)%	(2.4)%	(2.4)%
Electric C&I	(0.9)	(4.6)	3.9	(2.8)	(1.2)
Total retail electric sales	(0.7)	(4.6)	2.9	(2.7)	(1.6)
Firm natural gas sales	15.6	5.3	N/A	(1.7)	10.9

	Nine Months Ended Sept. 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Weather-normalized
Electric residential	(0.2)%	—%	1.2%	1.1%	0.2%
Electric C&I	(0.8)	(3.2)	4.2	(2.0)	(0.5)
Total retail electric sales	(0.5)	(2.3)	3.5	(1.2)	(0.3)
Firm natural gas sales	4.9	1.3	N/A	(4.1)	3.2
Year-to-date weather-normalized Electric Sales Growth (Decline)

•
PSCo — Residential sales were lower due to a decrease in customer usage, partially offset by customer additions. Commercial and industrial (C&I) decline was due to lower usage in food and service industries, partially offset by growth in metal fabrication and mining industries.

•	NSP-Minnesota — Decline in C&I sales was due to expected discrete energy manufacturing customer declines due to newly installed co-generation, which was partially offset by an increase in customers.

•
SPS — Residential sales growth was due to customer additions, partially offset by lower use per customer. Higher C&I sales was primarily driven by increase in the oil and natural gas industry in the Permian Basin.

•
NSP-Wisconsin — Residential sales growth was attributable to customer additions and increased usage. Decline in C&I sales was due to lower use per customer and decreased sales to the mining, manufacturing and food industries.

Year-to-date weather-normalized Natural Gas Sales Growth

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
Electric revenues and margin:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(Millions of Dollars)	2019	2018	2019	2018
Electric revenues	$2,771	$2,802	$7,345	$7,419
Electric fuel and purchased power	(952)	(1,040)	(2,679)	(2,907)
Electric margin	$1,819	$1,762	$4,666	$4,512
Changes in electric margin:

(Millions of Dollars)	Three Months Ended Sept. 30, 2019 vs. 2018	Nine Months Ended Sept. 30, 2019 vs. 2018
Non-fuel riders (a)	$25	$81
Regulatory rate outcomes (Minnesota, New Mexico, North and South Dakota)	32	79
Wholesale transmission revenue (net)	11	22
Purchased capacity costs	6	21
Implementation of lease accounting standard (offset in interest expense and amortization)	5	16
Demand revenue	(1)	12
Estimated impact of weather (net of Minnesota decoupling)	6	(26)
Timing of tax reform regulatory decisions (offset in income tax and amortization)	(3)	(22)
Sales declines (excluding weather impact and net of sales true-up)	(16)	(17)
Firm wholesale generation	(9)	(14)
Other (net)	1	2
Total increase in electric margin	$57	$154

(a)
Includes approximately $17 million and $50 million, respectively, of additional PTC benefit (grossed-up for tax) as compared to the same periods in 2018, which are credited to customers through various regulatory mechanisms.

Natural Gas Margin
Natural gas expense varies with changing sales and the cost of natural gas. However, fluctuations in the cost of natural gas has minimal impact on natural gas margin due to cost recovery mechanisms.

Natural gas revenues and margin:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(Millions of Dollars)	2019	2018	2019	2018
Natural gas revenues	$222	$227	$1,324	$1,181
Cost of natural gas sold and transported	(55)	(58)	(646)	(537)
Natural gas margin	$167	$169	$678	$644
Changes in natural gas margin:

(Millions of Dollars)	Three Months Ended Sept. 30, 2019 vs. 2018	Nine Months Ended Sept. 30, 2019 vs. 2018
Estimated impact of weather	$—	$12
Infrastructure and integrity riders	4	11
Retail sales growth	1	5
Retail rate increase (Colorado, partially offset in amortization)	(8)	4
Transport sales	1	4
Conservation revenue (offset in expenses)	—	(3)
Other (net)	—	1
Total (decrease) increase in natural gas margin	$(2)	$34
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses decreased $13 million, or 2.2%, for the third quarter of 2019 and increased $35 million, or 2.0%, year-to-date. Significant changes are summarized below:

(Millions of Dollars)	Three Months Ended Sept. 30, 2019 vs. 2018	Nine Months Ended Sept. 30, 2019 vs. 2018
Distribution	$—	$23
Business systems	(6)	5
Plant generation	—	3
Natural gas operations	(3)	1
Nuclear plant operations and amortization	(4)	(4)
Other (net)	—	7
Total (decrease) increase in O&M expenses	$(13)	$35

•	Distribution expenses for the nine month comparison were higher due to storms and labor charges incurred during the first half of the year;

•	Business Systems costs were higher for the nine month comparison, primarily due to increased customer experience transformation program expenses;

•	Natural gas operation expenses for the nine month comparison increased due to pipeline maintenance; and

•	Nuclear plant operations and amortization are lower largely reflecting savings initiatives and reduced refueling outage costs.
Depreciation and Amortization — Depreciation and amortization increased $7 million, or 1.6%, for the third quarter of 2019 and $120 million, or 10.0%, year-to-date. Increase was primarily driven by the Rush Creek and Hale wind farms going into service, as well as other capital investments, which was partially offset by accelerated amortization of PSCo’s prepaid pension asset in the third quarter of 2018.

Taxes (Other than Income Taxes) — Taxes (other than income taxes) increased $2 million, or 1.5%, for the third quarter of 2019 and $12 million, or 2.9%, year-to-date. Increase was primarily due to higher property taxes in Colorado and Minnesota (net of deferred amounts).
AFUDC, Equity and Debt — AFUDC decreased $21 million for the third quarter of 2019 and $32 million year-to-date. Decrease was primarily due to the Rush Creek wind project being placed in-service in 2018, partially offset by the Hale wind project, which went into service in June 2019, and other capital investments.
Interest Charges — Interest charges increased $22 million, or 12.4%, for the third quarter of 2019 and $55 million, or 10.5%, year-to-date. Increase was primarily due to higher debt levels to fund capital investments, changes in short-term interest rates and implementation of lease accounting standard (offset in electric margin).
Income Taxes — Income taxes decreased $1 million for the third quarter of 2019. Higher pre-tax earnings were offset by an increase in wind PTCs and tax benefit adjustments attributable to the tax return filed for 2018. Wind PTCs are credited to customers (recorded as a reduction to revenue) and do not have a material impact on net income. The ETR was 12.0% for the third quarter of 2019 compared with 12.9% for the same period in 2018, largely due to the adjustments above.
Income taxes decreased $66 million for the first nine months of 2019, primarily driven by additional wind PTCs and lower pre-tax earnings. Wind PTCs are credited to customers (recorded as a reduction to revenue) and do not have a material impact on net income. The ETR was 10.1% for the first nine months of 2019 compared with 15.2% for the same period in 2018, largely due to the adjustments above.
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
For NSP-Wisconsin’s electric utility, the settlement agreement results in no change to base electric rates through Dec. 31, 2021. For the natural gas utility, there would be a $3 million (4.6%) decrease to base rates, effective Jan. 1, 2020, and no additional changes to base rates through Dec. 31, 2021.

Key elements of the settlement include:
Electric:

•	Allowed ROE of 10.0%;

•	Allowed equity ratio of 52.5%;

•	Retain expected fuel cost savings from new wind farms for the NSP System;

•	Allow deferral of pension settlement costs, if any, for 2019-2021;

•	Utilize a portion of tax reform benefits to offset revenue deficiency;

•	Allow deferral of certain large customer non-fuel cost of service impacts and bad debt expense in 2019-2021; and

•	Apply an earnings sharing mechanism for 2020 and 2021. The mechanism would return to customers 50% of earnings between 10.25% and 10.75% ROE and 100% of earnings equal to or in excess of 10.75% ROE.
Natural Gas:

•	Utilize tax reform benefits of $22 million to offset a portion of the regulatory asset for remediation of the MGP site in Ashland, WI.
In September 2019, the PSCW issued an interim order approving the settlement agreement as filed with one minor modification, to remove the deferral of pension settlement accounting costs for 2021.
PSCo — Colorado 2019 Electric Rate Case — In May 2019, PSCo filed a request with the CPUC seeking a net rate increase of approximately $158 million, or 5.7%. The filing also requests the transfer of $249 million of rider revenue to base rates, which will not impact overall customer bills as the revenue is currently being recovered through various riders. The request is based on a ROE of 10.35%, an equity ratio of 56.46%, a rate base of approximately $8.2 billion, a historic test year ended Dec. 31, 2018 (adjusted for 2019 capital investment) and incorporates the full impact of tax reform.
In October 2019, PSCo filed rebuttal testimony and revised its request seeking a net increase to retail electric base rate revenue of $108 million, reflecting a $353 million increase offset by $245 million of previously authorized costs (currently recovered through various rider mechanisms). The rebuttal includes certain forecasted plant additions through June 2019 based on a 13-month average rate base convention, a ROE of 10.20%, an equity ratio of 55.61% (based on a 13-month average equity ending Aug. 31, 2019) and inclusion of short-term debt in the capital structure and CWIP in rate base.
The procedural schedule is as follows:

•	Settlement deadline — Oct. 30, 2019

•	Evidentiary hearing — Nov. 4-13, 2019

•	A CPUC decision is anticipated in December 2019 with implementation of final rates on Jan. 1, 2020.
In September 2019, the CPUC Staff, FEA, OCC and CEC filed comprehensive answer testimony. Several other parties filed additional testimony.

Recommendations and the estimated impact on PSCo’s filed electric rate request as calculated by the filing parties, but with our estimate of the impact of their recommendations on riders are as follows:

(Millions of Dollars)	Filed base revenue request	Less: Previously authorized costs (existing riders) (b)	Filed net change to revenue (c)
PSCo	$408	$249	$158
CPUC Staff (a)	235	227	8
FEA	246	239	7
OCC (a)	207	216	(9)
CEC (a)	187	213	(26)

(a)	Staff, OCC and CEC have incorporated corrections to the filed case of ($4) million identified by PSCo.

(b)	Amounts derived from intervenors’ positions attributable to previously authorized costs (existing riders), impacted by proposed differences in weighted average cost of capital.

(c)	Amounts may not add due to rounding.
Recommended positions on PSCo’s filed electric rate request are as follows:

Position	Staff		FEA		OCC		CEC
ROE	9.00%		9.20%		8.80%		8.90%
Equity	55.57%		56.11%		54.60%		54.27%
Test Year	2019 Current	(a)	2018 Historic	(b)	2018 Historic	(c)	2018 Historic	(d)

(a)	Incorporated 13-month average of proposed forecasted plant additions and rejected adjustments for wildfire mitigation improvements.

(b)
Incorporated year-end rate base and rejected proposed forecasted plant additions. Except for the transmission portion, the FEA supported portions of wildfire mitigation improvements and included 2019 distribution capital and O&M in its cost of service amount.

(c)	Incorporated proposed 13-month average rate base while rejecting the proposed forecasted plant additions including amounts requested for AGIS and wildfire mitigation improvements.

(d)	Rejected proposed forecasted plant additions and the majority of the adjustment for wildfire mitigation improvements.
SPS — Texas 2019 Electric Rate Case — In August 2019, SPS filed an electric rate case with the PUCT seeking an increase in retail electric base rates of approximately $141 million. The filing requests an ROE of 10.35%, a 54.65% equity ratio, a rate base of approximately $2.6 billion and is built on a 12 month period that ended June 30, 2019. In September 2019, SPS filed an update to the electric rate case and revised its requested increase to approximately $136 million.
The following table summarizes SPS’ base rate increase request:

Revenue Request (Millions of Dollars)
Hale Wind Farm	$62
Capital investments	47
Depreciation rate change (including Tolk)	34
Cost of capital	10
Expiring purchased power contracts	(28)
Other, net	11
New revenue request	$136

The procedural schedule is as follows:

•	Intervenor testimony — Feb. 10, 2020

•	Staff testimony — Feb. 18, 2020

•	Rebuttal testimony — March 11, 2020

•	Public hearing begins — March 30, 2020

•	Final order deadline — Sept. 7, 2020
The final rates established at the end of the rate case are expected to be made effective relating back to Sept. 12, 2019. SPS expects a decision from the PUCT in the second quarter of 2020.
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
SPS' proposed increase in base rates would be partially mitigated by savings to New Mexico customers achieved through fuel cost reductions and PTCs attributable to wind energy provided by the Hale Wind Farm. SPS’ $51 million requested increase in base rates would be offset by approximately $25 million of savings resulting in a net revenue increase of approximately $26 million, or 5.7%.
The following table summarizes SPS’ base rate increase request:

Revenue Request (Millions of Dollars)
Hale Wind Farm	$28
Other plant investment	22
Wholesale sales reduction	17
Allocator changes due to load growth	15
Depreciation rate change (including Tolk)	15
Base rate sales growth	(41)
Other, net	(5)
New revenue request	$51
The procedural schedule is as follows:

•	Filing of stipulation, if any — Nov. 15, 2019

•	Staff and intervenor testimony or testimony in support of a stipulation — Nov. 22, 2019

•	Testimony in opposition to a stipulation, if any — Dec. 6, 2019

•	Rebuttal testimony — Dec. 20, 2019

•	Public hearing begins — Jan. 7, 2020

•	End of 9-month suspension — April 30, 2020

Other Pending and Recently Concluded Regulatory Proceedings

Mechanism	Utility Service	Amount Requested (in millions)	Filing Date	Approval	Additional Information
NSP-Minnesota (MPUC)
TCR	Electric	$98	November 2017	Pending	In May 2019, the MPUC issued a verbal order setting an ROE of 9.06% and recovery of 2017-2018 expenses related to advanced grid investments. A final order is expected in the fourth quarter of 2019.
2018 GUIC	Natural Gas	$23	November 2017	Received	In May 2019, the MPUC issued a verbal order setting an ROE of 9.04%. A final order was received in August 2019.
2019 GUIC	Natural Gas	$29	November 2018	Pending	Proposed ROE of 10.25%. Timing of the MPUC decision is uncertain.
RES	Electric	$23	November 2017	Pending	In May 2019, the MPUC issued a verbal order setting an ROE of 9.06%. A final order is expected in the fourth quarter of 2019.
PSCo (CPUC)
Rate Case	Steam	$7	May 2019	Received
In May 2019, PSCo filed an unopposed Settlement Agreement with CPUC Staff and the City of Denver. The settlement reflects a ROE of 9.67% for AFUDC purposes, an equity ratio of 56.04% and utilization of tax reform benefits. The CPUC approved the Settlement Agreement without modification on Sept. 5, 2019. The first stepped increase went into effect Oct. 1, 2019, with full rates effective Oct. 1, 2020.

Rate Case Appeal	Natural Gas	N/A	April 2019	Pending
In April 2019, PSCo filed an appeal seeking judicial review of the CPUC’s prior ruling regarding PSCo’s last natural gas rate case (approved in December 2018). Appeal requests review of the following: denial of a return on the prepaid pension and retiree medical assets; the use of a capital structure that is not based on the actual historical test year level; and the use of an average rate base methodology rather than a year-end rate base methodology. The District Court of Denver County has adopted a briefing schedule that will conclude in October 2019. Timeline on a final ruling is unknown.

NSP-Minnesota — MEC Acquisition — In November 2018, NSP-Minnesota reached an agreement with Southern Power Company (a subsidiary of Southern Company) to purchase MEC, a 760 MW natural gas combined cycle facility for approximately $650 million.
On Sept. 27, 2019, the Minnesota Public Utilities Commission (MPUC) voted to deny NSP-Minnesota's request to purchase MEC. The MPUC determined there was too much uncertainty regarding estimated customer benefits associated with the transaction without being able to fully review NSP-Minnesota's Resource Plan (filed July 2019).
Xcel Energy plans to acquire MEC as a non-regulated investment and step into the terms of the existing PPAs with NSP-Minnesota. Xcel Energy provided Southern Power Company formal contractual notice of transferring the purchase agreement to a newly formed non-regulated subsidiary and submitted acquisition and affiliated interest filings to the Federal Energy Regulatory Commission (FERC) and MPUC, respectively. Approval is anticipated by the end of 2019.
NSP-Minnesota — Minnesota Resource Plan — In July 2019, NSP-Minnesota filed its Minnesota resource plan, which runs through 2034. The plan would result in an 80% carbon reduction by 2030 and puts NSP on a path to achieving its vision of being 100% carbon-free by 2050. The preferred plan includes the following:

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

Intervening parties will provide recommendations and comments on the resource plan. Following the MPUC’s denial of its request to purchase MEC, NSP-Minnesota will provide updates to remove its ownership of MEC from the preferred plan. The MPUC is anticipated to make a final decision on the resource plan in late 2020 or the first half of 2021.
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
The DOC filed initial comments in support of NSP-Minnesota continuing to contract for the assets under the amended PPAs, but not the acquisition. In reply comments, NSP-Minnesota indicated it would be willing to acquire the wind facilities as a non-regulated investment and step into the terms of the PPAs, similar to MEC. In October, Xcel Energy filed with FERC requesting contingent approval for a non-regulated subsidiary to acquire the facilities, depending on the MPUC decision. The MPUC decision is expected in the fourth quarter of 2019.
NSP-Minnesota — Mower Wind Facility — On Aug. 30, 2019, NSP-Minnesota filed a petition with the MPUC to acquire the Mower wind facility from affiliates of NextEra Energy, Inc. for an undisclosed amount. The Mower facility is located in southeastern Minnesota and is currently contracted under a PPA with NSP-Minnesota through 2026. Mower will be repowered and continue to have approximately 99 MW of capacity. The acquisition would occur after repowering which is expected to be complete in 2020 and qualify for 100% of the PTC. NSP-Minnesota will need approval from both the MPUC and FERC to complete the transaction. Timing of approval is uncertain.

NSP-Minnesota — Crowned Ridge Wind Project — In 2017, the MPUC approved the NSP-Minnesota proposed wind portfolio that included 1,150 MW of wind ownership and 400 MW of PPAs. Included in that proposal were two Crowned Ridge projects: a 300 MW build-owner transfer (BOT) wind farm and a 300 MW PPA, both with affiliates of NextEra. In August 2019, NextEra withdrew their MISO queue position for a portion of the projects that were still awaiting transmission access due to increased estimates of MISO transmission upgrade and interconnection costs. As a result, NextEra has reduced both the BOT and PPA Crown Ridge projects from 300 MW to 200 MW. The projects are targeting a commercial operation date in the fourth quarter of 2020.
Public Utility Regulation
Except to the extent noted below and in Regulation above, the circumstances set forth in Public Utility Regulation included in Item 1 of Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2018 and in Item 2 of Xcel Energy Inc.’s Quarterly Report on Form 10-Q for the quarterly periods ending March 31, 2019 and June 30, 2019, appropriately represent, in all material respects, the current status of public utility regulation and are incorporated by reference.
NSP-Minnesota
Minnesota State ROFR Statute Complaint — In September 2017, LSP Transmission filed a complaint in the Minnesota District Court against the Minnesota Attorney General, MPUC and DOC. The complaint was in response to MISO assigning NSP-Minnesota and ITC Midwest, LLC joint ownership of a new Mankato-Winnebago 345 KV transmission line (estimated cost of $108 million), consistent with a Minnesota state ROFR statute. The complaint challenged the constitutionality of the state ROFR statute and is seeking declaratory judgment that the statute violates the Commerce Clause of the U.S. Constitution and should not be enforced.
The Minnesota state agencies and NSP-Minnesota filed motions to dismiss. In June 2018, the Minnesota District Court granted the defendants’ motions to dismiss with prejudice. LSP Transmission filed an appeal in July 2018. It is uncertain when a decision will be rendered.
Nuclear Power Operations
NSP-Minnesota owns two nuclear generating plants: the Monticello plant and the Prairie Island plant. See Note 12 to the consolidated financial statements of Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2018, for further information. The circumstances set forth in Nuclear Power Operations and Waste Disposal included in Item 1 of Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2018, appropriately represent, in all material respects, the current status of nuclear power operations, and are incorporated by reference.
NSP-Wisconsin
2018 Electric Fuel Cost Recovery — NSP-Wisconsin’s electric fuel costs for 2018 were lower than authorized in rates and outside the 2% annual tolerance band, primarily due to increased sales to other utilities compared to the forecast used to set authorized rates. Under the fuel cost recovery rules, NSP-Wisconsin may retain approximately $4 million of fuel costs and defer the amount of over-recovery in excess of the 2% annual tolerance band for future refund to customers. In March 2019, NSP-Wisconsin filed with the PSCW to provide a refund of approximately $4 million to customers and proposed for it to be issued in September 2019. In August 2019, the Commission issued their order to refund the $4 million.

SPS
Wind Development — In 2018, the NMPRC and PUCT approved SPS’ proposal to add 1,230 MW of new wind generation, including construction and ownership of the 478 MW Hale and 522 MW Sagamore wind farms. The Hale wind farm was placed into commercial operation in June 2019. Sagamore is expected to go into service in 2020 and cost approximately $900 million.
Texas State (ROFR) Litigation — In May 2019, the Governor signed into law Senate Bill 1938, which grants incumbent utilities a ROFR to build transmission infrastructure when it directly interconnects to the utility’s existing facility. In June 2019, a complaint was filed in the United States District Court for the Western District of Texas claiming the new ROFR law to be unconstitutional.
Texas Fuel Reconciliation — In December 2018, SPS filed an application with the PUCT for reconciliation of fuel costs for the period Jan. 1, 2016, through June 30, 2018, to determine whether all fuel costs incurred were eligible for recovery. On Oct. 17, 2019, the assigned Administrative Law Judges (ALJs) issued a Proposal for Decision recommending the PUCT disallow approximately $3 million of costs related to the reconciliation period, based on the ALJs’ determination that entering into two specific solar PPAs was imprudent. The related solar facilities are located in New Mexico and were previously approved by the NMPRC as reasonable, necessary and economic. SPS plans to file exceptions regarding the proposed disallowance and assert, among other points, that the ALJs erred in failing to account for the capacity value of the solar projects.
New Mexico Fuel Continuation — In October 2019, SPS filed an application to the NMPRC to approve SPS’s continued use of its FPPCAC and for reconciliation of fuel costs for the period Sept. 1, 2015, through June 30, 2019, which will determine whether all fuel costs incurred are eligible for recovery. No procedural schedule has yet been established for this matter.
Environmental Matters
In June 2019, the EPA issued the final ACE rule to replace the Obama-era Clean Power Plan. The final ACE rule may require implementation of heat rate improvement projects at some of our coal-fired power plants. It is not known what the costs associated with the final rule might be until state plans are developed to implement the final regulation. Xcel Energy believes the costs would be recoverable through rates based on prior state commission practice.
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
At Sept. 30, 2019, the fair values by source for net commodity trading contract assets were as follows:

	Futures / Forwards
(Millions of Dollars)	Source of Fair Value	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity Greater Than 5 Years	Total Futures/ Forwards Fair Value
NSP-Minnesota	1	$(1)	$1	$1	$1	$2
NSP-Minnesota	2	5	(4)	1	(7)	(5)
PSCo	2	(5)	(21)	(29)	(4)	(59)
		$(1)	$(24)	$(27)	$(10)	$(62)

	Options
(Millions of Dollars)	Source of Fair Value	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity Greater Than 5 Years	Total Futures/ Forwards Fair Value
NSP-Minnesota	2	$3	$2	$—	$—	$5
		$3	$2	$—	$—	$5
1 — Prices actively quoted or based on actively quoted prices.
2 — Prices based on models and other valuation methods.
Changes in the fair value of commodity trading contracts before the impacts of margin-sharing mechanisms for the nine months ended Sept. 30, were as follows:

(Millions of Dollars)	2019	2018
Fair value of commodity trading net contract assets outstanding at Jan. 1	$17	$16
Contracts realized or settled during the period	(13)	(8)
Commodity trading contract additions and changes during the period	(61)	10
Fair value of commodity trading net contract assets outstanding at Sept. 30	$(57)	$18

Xcel Energy Inc.’s utility subsidiaries’ commodity trading operations, which exclude any transactions designated as normal purchases and normal sales, measure the outstanding risk exposure to price changes on contracts and obligations that have been entered into, but not closed, using an industry standard methodology known as Value at Risk (VaR). VaR expresses the potential change in fair value on the outstanding contracts and obligations over a particular period of time under normal market conditions.
The VaRs for the NSP-Minnesota and PSCo commodity trading operations, calculated on a consolidated basis using a Monte Carlo simulation with a 95% confidence level and a one-day holding period, were as follows:

(Millions of Dollars)	Three Months Ended Sept. 30	VaR Limit	Average	High	Low
2019	$0.52	$3.00	$0.97	$1.30	$0.52
2018	0.19	3.00	0.20	0.50	0.08
In November 2018, management temporarily increased the VaR limit to accommodate a 10-year transaction. NSP-Minnesota has been systematically hedging the transaction and the consolidated VaR returned below $3 million in early January 2019.
At Sept. 30, 2019, a 10% increase or decrease in market prices for commodity trading contracts would increase or decrease pre-tax income from continuing operations by an immaterial amount. At Sept. 30, 2018, a 10% increase in market prices for commodity trading contracts would increase pre-tax income from continuing operations by approximately $1 million, whereas a 10% decrease would decrease pre-tax income from continuing operations by approximately $1 million.
Nuclear Fuel Supply — NSP-Minnesota has received all enriched nuclear material for 2019 and has contracted for approximately 50% of its 2020 enriched nuclear material requirements from sources that could be impacted by sanctions against entities doing business with Iran. Those sanctions may impact the supply of enriched nuclear material supplied from Russia. Long-term, through 2024, NSP-Minnesota is scheduled to take delivery of approximately 34% of its average enriched nuclear material requirements from these sources. Alternate potential sources provide the flexibility to manage NSP-Minnesota’s nuclear fuel supply. NSP-Minnesota periodically assesses if further actions are required to assure a secure supply of enriched nuclear material.
Disruptions in third party nuclear fuel supply contracts due to bankruptcies or change of contract assignments have not materially impacted NSP‑Minnesota’s operational or financial performance.
Interest Rate Risk — Xcel Energy is subject to the risk of fluctuating interest rates in the normal course of business. Xcel Energy’s risk management policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives such as swaps, caps, collars and put or call options.
At Sept. 30, 2019 and 2018, a 100-basis-point change in the benchmark rate on Xcel Energy’s variable rate debt would impact pre-tax interest expense annually by approximately $9 million and $5 million, respectively. See Note 8 to the consolidated financial statements for a discussion of Xcel Energy Inc. and its subsidiaries’ interest rate derivatives.
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
At Sept. 30, 2019, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $30 million, while a decrease in prices of 10% would have resulted in an increase in credit exposure of $12 million. At Sept. 30, 2018, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $33 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $8 million.
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
Commodity Derivatives — Xcel Energy continuously monitors the creditworthiness of the counterparties to its commodity derivative contracts and assesses each counterparty’s ability to perform on the transactions set forth in the contracts. Given this assessment and the typically short duration of these contracts, the impact of discounting commodity derivative assets for counterparty credit risk was not material to the fair value of commodity derivative assets at Sept. 30, 2019. Adjustments to fair value for credit risk of commodity trading instruments are recorded in electric revenues. Credit risk adjustments for other commodity derivative instruments are deferred as other comprehensive income or regulatory assets and liabilities. Classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms. Xcel Energy also assesses the impact of its own credit risk when determining the fair value of commodity derivative liabilities. The impact of discounting commodity derivative liabilities for credit risk was immaterial to the fair value of commodity derivative liabilities at Sept. 30, 2019.

Liquidity and Capital Resources
Cash Flows

	Nine Months Ended Sept. 30
(Millions of Dollars)	2019	2018
Cash provided by operating activities	$2,557	$2,493
Net cash provided by operating activities increased $64 million for the nine months ended Sept. 30, 2019 compared with the prior year. Increase was primarily due to additional net income partially offset by increased refunds associated with TCJA.

	Nine Months Ended Sept. 30
(Millions of Dollars)	2019	2018
Cash used in investing activities	$(3,129)	$(2,706)
Net cash used in investing activities increased $423 million for the nine months ended Sept. 30, 2019 compared with the prior year. Increase was primarily attributable to capital expansion (primarily for wind projects), partially offset by Rush Creek being placed in service in 2018.

	Nine Months Ended Sept. 30
(Millions of Dollars)	2019	2018
Cash provided by financing activities	$1,289	$343
Net cash provided by financing activities increased $946 million for the nine months ended Sept. 30, 2019 compared with the prior year. Increase was primarily attributable to higher proceeds from issuances of long-term debt, common stock issuances (primarily due to the forward equity agreement settling in August 2019) and short-term borrowings, partially offset by higher repayments of long-term debt and dividends paid.
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

•	In July 2019, Xcel Energy made a $4 million contribution to the Xcel Energy Inc. Non-Bargaining Pension Plan (South).

•	In January 2019, contributions of $150 million were made across four of Xcel Energy’s pension plans.

•	In 2018, contributions of $150 million were made across four of Xcel Energy’s pension plans.

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
As of Oct. 21, 2019, Xcel Energy Inc. and its utility subsidiaries had the following committed credit facilities available to meet liquidity needs:

(Millions of Dollars)	Credit Facility (a)	Drawn (b)	Available	Cash	Liquidity
Xcel Energy Inc.	$1,250	$379	$871	$1	$872
PSCo	700	9	691	256	947
NSP-Minnesota	500	19	481	181	662
SPS	500	2	498	110	608
NSP-Wisconsin	150	66	84	1	85
Total	$3,100	$475	$2,625	$549	$3,174

(a)	Credit facilities expire in June 2024.

(b)	Includes outstanding commercial paper and letters of credit.
Term Loan Agreement — In December 2018, Xcel Energy Inc. renewed its $500 million, 364-Day Term Loan Agreement. No additional capacity remains as loans borrowed and repaid may not be redrawn.
As of Sept. 30, 2019, Xcel Energy Inc.’s term loan borrowings were as follows:

(Millions of Dollars)	Limit	Amount Used	Available
Xcel Energy Inc.	$500	$500	$—
Bilateral Credit Agreement
In March 2019 NSP-Minnesota entered into a one year uncommitted bilateral credit agreement. The credit agreement is limited in use to support letters of credit.
As of Sept. 30, 2019, NSP-Minnesota’s outstanding letters of credit under the Bilateral Credit Agreement were as follows:

(Millions of Dollars)	Limit	Amount Outstanding	Available
NSP-Minnesota	$75	$20	$55
Commercial Paper — Xcel Energy Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS each have individual commercial paper programs. The authorized levels for these commercial paper programs are:

•	$1.25 billion for Xcel Energy Inc.;

•	$700 million for PSCo;

•	$500 million for NSP-Minnesota;

•	$500 million for SPS; and

•	$150 million for NSP-Wisconsin.

Short-term debt outstanding for Xcel Energy was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2019	Year Ended Dec. 31, 2018
Borrowing limit	$3,600	$3,250
Amount outstanding at period end	933	1,038
Average amount outstanding	1,303	788
Maximum amount outstanding	1,780	1,349
Weighted average interest rate, computed on a daily basis	2.62%	2.34%
Weighted average interest rate at period end	2.54	2.97
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
Capital Expenditures — The estimated base capital expenditures for Xcel Energy for 2020 through 2024 are shown in the table below:

	Base Capital Forecast
By Subsidiary (Millions of Dollars)	2020	2021	2022	2023	2024	2020 - 2024 Total
NSP-Minnesota	$2,025	$1,580	$1,670	$1,800	$1,845	$8,920
PSCo	1,415	1,445	1,720	1,565	1,530	7,675
SPS	1,025	530	700	750	800	3,805
NSP-Wisconsin	250	320	345	350	425	1,690
Other (a)	(85)	(65)	10	10	10	(120)
Total capital expenditures	$4,630	$3,810	$4,445	$4,475	$4,610	$21,970

	Base Capital Forecast
By Function (Millions of Dollars)	2020	2021	2022	2023	2024	2020 - 2024 Total
Electric distribution	$885	$1,140	$1,415	$1,470	$1,350	$6,260
Electric transmission	625	835	1,295	1,270	1,260	5,285
Electric generation	480	595	580	780	1,000	3,435
Natural gas	520	450	600	560	640	2,770
Other	360	475	555	395	360	2,145
Renewables	1,760	315	—	—	—	2,075
Total capital expenditures	$4,630	$3,810	$4,445	$4,475	$4,610	$21,970
(a) Other category includes intercompany transfers for safe harbor wind turbines.

Xcel Energy’s capital expenditure forecast is subject to continuing review and modification. Actual capital expenditures may vary from estimates due to changes in electric and natural gas projected load growth, safety and reliability needs, regulatory decisions, legislative initiatives, reserve requirements, availability of purchased power, alternative plans for meeting long-term energy needs, environmental regulation, and merger, acquisition and divestiture opportunities.
Financing for Capital Expenditures through 2024 — Xcel Energy issues debt and equity securities to refinance retiring maturities, reduce short-term debt, fund capital programs, infuse equity in subsidiaries, fund asset acquisitions and for other general corporate purposes. The current estimated financing plans of Xcel Energy for 2020 through 2024 are shown in the table below.

(Millions of Dollars)
Funding Capital Expenditures
Cash from Operations(a)	$13,905
New Debt(b)	6,665
Equity through the Dividend Reinvestment Program (DRIP) and Benefit Program	400
Other equity	1,000
Base Capital Expenditures 2020-2024	$21,970

Maturing Debt	$3,245
(a) Net of dividends and pension funding.
(b) Reflects a combination of short and long-term debt; net of refinancing.
2019 Debt Financing — During 2019, Xcel Energy plans to issue approximately $75 to $80 million of equity through the DRIP and benefit programs. In addition, Xcel Energy Inc. and its utility subsidiaries issued or anticipate issuing the following debt securities:

Issuer	Security	Amount		Status	Tenor	Coupon
PSCo	First Mortgage Bonds	$400	million	Completed	30 Year	4.05%
Xcel Energy Inc.	Senior Unsecured Bonds	130	million	Completed	9 Year	4.00
SPS	First Mortgage Green Bonds	300	million	Completed	30 Year	3.75
PSCo	First Mortgage Green Bonds	550	million	Completed	30 Year	3.20
NSP-Minnesota	First Mortgage Green Bonds	600	million	Completed	30 Year	2.90
Xcel Energy Inc.	Senior Unsecured Bonds	1	billion	Pending	TBD	TBD
Financing plans are subject to change, depending on capital expenditures, internal cash generation, market conditions and other factors.
2020 Planned Debt Financing — During 2020, Xcel Energy Inc. and its utility subsidiaries anticipate issuing the following:

•	Xcel Energy Inc. - approximately $700 million of senior unsecured bonds;

•	NSP-Minnesota - approximately $550 million of first mortgage bonds;

•	NSP-Wisconsin - approximately $100 million of first mortgage bonds;

•	PSCo - approximately $750 million of first mortgage bonds; and

•	SPS - approximately $300 million of first mortgage bonds.
Forward Equity Agreements — In 2018, Xcel Energy entered into a forward equity agreement. On Aug. 29, 2019, Xcel Energy settled the forward equity agreement by delivering 9.4 million shares in exchange for $453 million.

Off-Balance-Sheet Arrangements
Xcel Energy does not have any off-balance-sheet arrangements, other than those currently disclosed, that have or are reasonably likely to have a current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Earnings Guidance and Long-Term EPS and Dividend Growth Rate Objectives
Xcel Energy 2019 Earnings Guidance — Xcel Energy narrows its 2019 earnings guidance to $2.60 to $2.65 per share from $2.55 to $2.65 per share.(a)
Key assumptions as compared with 2018 levels unless noted:

•	Constructive outcomes in all rate case and regulatory proceedings.

•	Normal weather patterns for the remainder of the year.

•	Weather-normalized retail electric sales are projected to be relatively consistent.

•	Weather-normalized retail firm natural gas sales are projected to be within a range of 2.0% to 3.0%.

•	Capital rider revenue is projected to increase $115 million to $125 million (net of PTCs). PTCs are credited to customers, through capital riders and reductions to electric margin.

•	Purchase capacity costs are expected to decline $25 million to $30 million.

•	O&M expenses are projected to decrease approximately 1.0% to 2.0%.

•
Depreciation expense is projected to increase approximately $135 million to $145 million. Depreciation expense includes $34 million for the amortization of a prepaid pension asset at PSCo, which is tax reform related and will not impact earnings.

•	Property taxes are projected to increase approximately $10 million to $20 million.

•	Interest expense (net of AFUDC - debt) is projected to increase $80 million to $90 million.

•	AFUDC - equity is projected to decrease approximately $20 million to $30 million.

•	The ETR is projected to be approximately 8% to 10%. The ETR reflects benefits of PTCs which are credited to customers through electric margin and will not impact net income.

Xcel Energy 2020 Earnings Guidance — Xcel Energy’s 2020 GAAP and ongoing earnings guidance is a range of $2.73 to $2.83 per share.(a)
Key assumptions as compared with projected 2019 levels unless noted:

•	Constructive outcomes in all rate case and regulatory proceedings.

•	Normal weather patterns.

•	Weather-normalized retail electric sales are projected to increase ~1%, including impact of leap year.

•	Weather-normalized retail firm natural gas sales are projected to increase ~1%, including impact of leap year.

•	Capital rider revenue is projected to increase $45 million to $55 million (net of PTCs). PTCs are credited to customers, through capital riders and reductions to electric margin.

•	O&M expenses are projected to increase approximately 2%.

•
Depreciation expense is projected to increase approximately $180 million to $190 million, which includes $30 million of nuclear decommission which is expected to be recovered from customers in rate filings.

•	Property taxes are projected to increase approximately $25 million to $35 million.

•	Interest expense (net of AFUDC - debt) is projected to increase $50 million to $60 million.

•	AFUDC - equity is projected to increase approximately $20 million to $30 million.

•	The ETR is projected to be approximately 0%. The ETR reflects benefits of PTCs which are credited to customers through electric margin and will not impact net income.

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

Long-Term EPS and Dividend Growth Rate Objectives — Xcel Energy expects to deliver an attractive total return to our shareholders through a combination of earnings growth and dividend yield, based on the following long-term objectives:

•	Deliver long-term annual EPS growth of 5% to 7% off of a 2019 base of $2.60 per share, which represents the mid-point of the original 2019 guidance range of $2.55 to $2.65 per share;

•	Deliver annual dividend increases of 5% to 7%;

•	Target a dividend payout ratio of 60% to 70%; and

•	Maintain senior secured debt credit ratings in the A range.
Item 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Management’s Discussion and Analysis — Derivatives, Risk Management and Market Risk under Item 2.

Item 4 — CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Xcel Energy maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the CEO and CFO, allowing timely decisions regarding required disclosure. As of Sept. 30, 2019, based on an evaluation carried out under the supervision and with the participation of Xcel Energy’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that Xcel Energy’s disclosure controls and procedures were effective.
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
Item 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
For the quarter ended Sept. 30, 2019, no equity securities registered by Xcel Energy Inc., pursuant to Section 12 of the Securities Exchange Act of 1934, were purchased by or on behalf of us or any of our affiliated purchasers.

Item 6 — EXHIBITS
* Indicates incorporation by reference
+ Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation of Xcel Energy Inc.	Xcel Energy Inc. Form 8-K dated May 16, 2012	001-03034	3.01
3.02*	Bylaws of Xcel Energy Inc.	Xcel Energy Inc. Form 8-K dated Feb. 17, 2016	001-03034	3.01
4.01*	Supplemental Trust Indenture dated as of September 1, 2019 between Northern States Power Company and The Bank of New York Mellon Trust Company, N.A., as successor Trustee, creating 2.90% First Mortgage Bonds, Series due March 1, 2050.	NSP-Minnesota Form 8-K dated Sept. 10, 2019	001-31387	4.01
4.02*	Supplemental Indenture dated as of August 1, 2019, between Public Service Company of Colorado and U.S. Bank National Association, as successor Trustee, creating 3.20% First Mortgage Bonds, Series No. 34 due March 1, 2050.	PSCo Form 8-K dated August 13, 2019	001-3280	4.01
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XCEL ENERGY INC.

Oct. 25, 2019	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ ROBERT C. FRENZEL
Robert C. Frenzel
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)