Form 10-Q
period 2020-03-31
XCEL ENERGY INC
filed 2020-05-07
CIK 72903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Xcel Energy Inc.
(Exact name of registrant as specified in its charter)

Minnesota			001-3034	41-0448030
(State or Other Jurisdiction of Incorporation or Organization)			(Commission File Number)	(IRS Employer Identification No.)

414 Nicollet Mall	Minneapolis	Minnesota		55401
(Address of Principal Executive Offices)				(Zip Code)

612	330-5500
(Registrant’s Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	April 30, 2020
Common Stock, $2.50 par value	525,170,820 shares

This Form 10-Q is filed by Xcel Energy Inc. Additional information is available on various filings with the Securities and Exchange Commission (SEC).

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Co.
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
WGI	West Gas Interstate
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
CPUC	Colorado Public Utilities Commission
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
DOC	Department of Commerce
DOE	Department of Energy
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
MPUC	Minnesota Public Utilities Commission
NMPRC	New Mexico Public Regulation Commission
NRC	Nuclear Regulatory Commission
OAG	Minnesota Office of the Attorney General
PSCW	Public Service Commission of Wisconsin
PUCT	Public Utility Commission of Texas
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
DSM	Demand side management
FCA	Fuel clause adjustment
GUIC	Gas utility infrastructure cost rider
RES	Renewable energy standard
TCR	Transmission cost recovery adjustment

Other
AFUDC	Allowance for funds used during construction
ASC	FASB Accounting Standards Codification
AXM	Alliance of Xcel Municipalities
C&I	Commercial and Industrial
CC	Combined cycle
CCR	Coal combustion residual
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the EPA regulating the management, storage and disposal of CCRs as a nonhazardous waste
CDD	Cooling degree-days
CEO	Chief executive officer
CFO	Chief financial officer
COVID-19	Novel coronavirus
CT	Combustion turbine
CWIP	Construction work in progress
DR	Demand response
DRIP	Dividend Reinvestment and Stock Purchase Program
EPS	Earnings per share
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
FTR	Financial transmission right
GAAP	Generally accepted accounting principles
GE	General Electric
HDD	Heating degree-days
IPP	Independent power producing entity

LLC	Limited liability company
MDL	Multi district litigation
MEC	Mankato Energy Center
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
NAV	Net asset value
NOI	Notice of inquiry
NOL	Net operating loss
O&M	Operating and maintenance
OATT	Open Access Transmission Tariff
OPUC	Office of Public Utility Counsel
PPA	Power purchase agreement
PTC	Production tax credit
ROE	Return on equity
ROFR	Right-of-first refusal
ROU	Right-of-use
RTO	Regional Transmission Organization
SMMPA	Southern Minnesota Municipal Power Agency
SPP	Southwest Power Pool, Inc.
THI	Temperature-humidity index
TIEC	Texas Industrial Energy Consumers
TOs	Transmission owners
VIE	Variable interest entity

Measurements
KV	Kilovolts
MMBtu	Million British thermal Units
MW	Megawatts
MWh	Megawatt hours

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including the 2020 EPS guidance, long-term EPS and dividend growth rate objectives, future sales, future bad debt expense, and future operating performance, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q and in other securities filings (including Xcel Energy’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2019, and subsequent securities filings), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: uncertainty around the impacts and duration of the COVID-19 pandemic; operational safety, including our nuclear generation facilities; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee work force and third-party contractor factors; ability to recover costs, changes in regulation and subsidiaries’ ability to recover costs from customers; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of Xcel Energy Inc. and its subsidiaries to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; our subsidiaries’ ability to make dividend payments; tax laws; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; and costs of potential regulatory penalties.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS
XCEL ENERGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (amounts in millions, except per share data)

	Three Months Ended March 31
	2020	2019
Operating revenues
Electric	$2,203	$2,325
Natural gas	583	794
Other	25	22
Total operating revenues	2,811	3,141

Operating expenses
Electric fuel and purchased power	797	914
Cost of natural gas sold and transported	285	479
Cost of sales — other	9	10
Operating and maintenance expenses	579	597
Conservation and demand side management expenses	74	72
Depreciation and amortization	463	433
Taxes (other than income taxes)	149	150
Total operating expenses	2,356	2,655

Operating income	455	486

Other (expense) income, net	(11)	4
Equity earnings of unconsolidated subsidiaries	11	9
Allowance for funds used during construction — equity	23	20

Interest charges and financing costs
Interest charges — includes other financing costs of $7 and $6, respectively	199	189
Allowance for funds used during construction — debt	(10)	(10)
Total interest charges and financing costs	189	179

Income before income taxes	289	340
Income tax (benefit) expense	(6)	25
Net income	$295	$315

Weighted average common shares outstanding:
Basic	526	515
Diluted	527	516

Earnings per average common share:
Basic	$0.56	$0.61
Diluted	0.56	0.61

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (amounts in millions)

	Three Months Ended March 31
	2020	2019
Net income	$295	$315
Other comprehensive loss
Pension and retiree medical benefits:
Net pension and retiree medical gains arising during the period, net of tax of $0 and $1, respectively	—	2
Reclassifications of loss to net income, net of tax of $0	1	1
Derivative instruments:
Net fair value decrease, net of tax of $(3) and $(2), respectively	(10)	(7)
Reclassification of losses to net income, net of tax of $0	2	1

Total other comprehensive loss	(7)	(3)
Total comprehensive income	$288	$312

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (amounts in millions)

	Three Months Ended March 31
	2020	2019
Operating activities
Net income	$295	$315
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	466	438
Nuclear fuel amortization	33	31
Deferred income taxes	34	26
Allowance for equity funds used during construction	(23)	(20)
Equity earnings of unconsolidated subsidiaries	(11)	(9)
Dividends from unconsolidated subsidiaries	11	10
Share-based compensation expense	26	19
Changes in operating assets and liabilities:
Accounts receivable	7	(114)
Accrued unbilled revenues	149	92
Inventories	33	84
Other current assets	(31)	(33)
Accounts payable	(201)	4
Net regulatory assets and liabilities	101	153
Other current liabilities	(77)	(36)
Pension and other employee benefit obligations	(157)	(145)
Other, net	14	(22)
Net cash provided by operating activities	669	793

Investing activities
Capital/construction expenditures	(1,607)	(844)
Purchases of investment securities	(835)	(305)
Proceeds from the sale of investment securities	830	300
Other, net	6	(3)
Net cash used in investing activities	(1,606)	(852)

Financing activities
Proceeds from short-term borrowings, net	1,170	214
Proceeds from issuances of long-term debt	—	392
Repayments of long-term debt, including reacquisition premiums	—	(400)
Dividends paid	(204)	(187)
Other, net	(33)	(13)
Net cash provided by financing activities	933	6

Net change in cash, cash equivalents and restricted cash	(4)	(53)
Cash, cash equivalents and restricted cash at beginning of period	248	147
Cash, cash equivalents and restricted cash at end of period	$244	$94

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(207)	$(190)
Cash received (paid) for income taxes, net	—	—

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$284	$238
Inventory transfers to property, plant and equipment	33	18
Operating lease right-of-use assets	—	1,659
Allowance for equity funds used during construction	23	20
Issuance of common stock for equity awards	18	17

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED) (amounts in millions, except share and per share data)

	March 31, 2020	Dec. 31, 2019
Assets
Current assets
Cash and cash equivalents	$244	$248
Accounts receivable, net	839	837
Accrued unbilled revenues	561	713
Inventories	488	544
Regulatory assets	508	488
Derivative instruments	45	55
Prepaid taxes	68	43
Prepayments and other	230	185
Total current assets	2,983	3,113

Property, plant and equipment, net	40,776	39,483

Other assets
Nuclear decommissioning fund and other investments	2,429	2,731
Regulatory assets	3,130	2,935
Derivative instruments	39	22
Operating lease right-of-use assets	1,260	1,672
Other	516	492
Total other assets	7,374	7,852
Total assets	$51,133	$50,448

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$1,102	$702
Short-term debt	1,765	595
Accounts payable	996	1,294
Regulatory liabilities	456	407
Taxes accrued	553	466
Accrued interest	167	192
Dividends payable	226	212
Derivative instruments	52	38
Operating lease liabilities	143	194
Other	379	468
Total current liabilities	5,839	4,568

Deferred credits and other liabilities
Deferred income taxes	4,492	4,509
Deferred investment tax credits	48	49
Regulatory liabilities	5,342	5,077
Asset retirement obligations	2,734	2,701
Derivative instruments	183	175
Customer advances	202	203
Pension and employee benefit obligations	622	785
Operating lease liabilities	1,163	1,549
Other	196	186
Total deferred credits and other liabilities	14,982	15,234

Commitments and contingencies
Capitalization
Long-term debt	17,010	17,407
Common stock — 1,000,000,000 shares authorized of $2.50 par value; 525,033,594 and 524,539,000 shares outstanding at March 31, 2020 and Dec. 31, 2019, respectively	1,313	1,311
Additional paid in capital	6,659	6,656
Retained earnings	5,478	5,413
Accumulated other comprehensive loss	(148)	(141)
Total common stockholders’ equity	13,302	13,239
Total liabilities and equity	$51,133	$50,448

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY (UNAUDITED) (amounts in millions, shares in thousands)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholders’ Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended March 31, 2020 and 2019
Balance at Dec. 31, 2018	514,037	$1,285	$6,168	$4,893	$(124)	$12,222
Net income				315		315
Other comprehensive loss					(3)	(3)
Dividends declared on common stock ($0.41 per share)				(210)		(210)
Issuances of common stock	637	2	10			12
Repurchases of common stock	(6)	—	—			—
Share-based compensation			(5)	(2)		(7)
Balance at March 31, 2019	514,668	$1,287	$6,173	$4,996	$(127)	$12,329

Balance at Dec. 31, 2019	524,539	$1,311	$6,656	$5,413	$(141)	$13,239
Net income				295		295
Other comprehensive loss					(7)	(7)
Dividends declared on common stock ($0.43 per share)				(227)		(227)
Issuances of common stock	495	2	10			12
Share-based compensation			(7)	(1)		(8)
Adoption of ASC Topic 326				(2)		(2)
Balance at March 31, 2020	525,034	$1,313	$6,659	$5,478	$(148)	$13,302

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with U.S. GAAP, the financial position of Xcel Energy Inc. and its subsidiaries as of March 31, 2020 and Dec. 31, 2019; the results of its operations, including the components of net income and comprehensive income, and changes in stockholders’ equity for the three months ended March 31, 2020 and 2019; and its cash flows for the three months ended March 31, 2020 and 2019. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after March 31, 2020, up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2019, balance sheet information has been derived from the audited 2019 consolidated financial statements included in the Xcel Energy Inc. Annual Report on Form 10-K for the year ended Dec. 31, 2019. Notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the Xcel Energy Inc. Annual Report on Form 10-K for the year ended Dec. 31, 2019, filed with the SEC on Feb. 21, 2020. Due to the seasonality of Xcel Energy’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1. Summary of Significant Accounting Policies
The significant accounting policies set forth in Note 1 to the consolidated financial statements in the Xcel Energy Inc. Annual Report on Form 10-K for the year ended Dec. 31, 2019, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

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
Xcel Energy implemented the guidance using a modified-retrospective approach, recognizing a cumulative effect charge of $2 million (after tax) to retained earnings. Other than first-time recognition of an allowance for doubtful accounts on accrued unbilled revenues, the Jan. 1, 2020, adoption of ASC Topic 326 did not have a significant impact on Xcel Energy’s consolidated financial statements.

3. Selected Balance Sheet Data

(Millions of Dollars)	March 31, 2020	Dec. 31, 2019
Accounts receivable, net
Accounts receivable	$897	$892
Less allowance for bad debts	(58)	(55)
Accounts receivable, net	$839	$837

(Millions of Dollars)	March 31, 2020	Dec. 31, 2019
Inventories
Materials and supplies	$283	$270
Fuel	170	191
Natural gas	35	83
Total inventories	$488	$544

(Millions of Dollars)	March 31, 2020	Dec. 31, 2019
Property, plant and equipment, net
Electric plant	$44,544	$44,355
Natural gas plant	6,653	6,560
Common and other property	2,991	2,341
Plant to be retired (a)	217	259
CWIP	2,756	2,329
Total property, plant and equipment	57,161	55,844
Less accumulated depreciation	(16,730)	(16,735)
Nuclear fuel	2,913	2,909
Less accumulated amortization	(2,568)	(2,535)
Property, plant and equipment, net	$40,776	$39,483

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
Commercial paper and term loan borrowings outstanding for Xcel Energy were as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2020	Year Ended Dec. 31, 2019
Borrowing limit	$4,300	$3,600
Amount outstanding at period end	1,765	595
Average amount outstanding	1,404	1,115
Maximum amount outstanding	2,080	1,780
Weighted average interest rate, computed on a daily basis	2.05%	2.72%
Weighted average interest rate at period end	1.96	2.34
Letters of Credit — Xcel Energy Inc. and its subsidiaries use letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At both March 31, 2020 and Dec. 31, 2019, there were $20 million of letters of credit outstanding under the credit facilities. The contract amounts of these letters of credit approximate their fair value and are subject to fees.
Revolving Credit Facilities — In order to use commercial paper programs to fulfill short-term funding needs, Xcel Energy Inc. and its utility subsidiaries must have revolving credit facilities in place at least equal to the amount of their respective commercial paper borrowing limits and cannot issue commercial paper in an aggregate amount exceeding available capacity under these credit facilities. The lines of credit provide short-term financing in the form of notes payable to banks, letters of credit and back-up support for commercial paper borrowings.

As of March 31, 2020, Xcel Energy Inc. and its utility subsidiaries had the following committed revolving credit facilities available:

(Millions of Dollars)	Credit Facility (a)	Outstanding (b)	Available
Xcel Energy Inc.	$1,250	$449	$801
PSCo	700	8	692
NSP-Minnesota	500	10	490
SPS	500	42	458
NSP-Wisconsin	150	76	74
Total	$3,100	$585	$2,515

(a)	Expires in June 2024.

(b)	Includes outstanding commercial paper and letters of credit.
Xcel Energy Inc., NSP-Minnesota, PSCo, and SPS each have the right to request an extension of the revolving credit facility termination date for two additional one year periods. NSP-Wisconsin has the right to request an extension of the revolving credit facility termination date for an additional one year period. All extension requests are subject to majority bank group approval.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the respective credit facilities. Xcel Energy Inc. and its subsidiaries had no direct advances on the credit facilities outstanding as of March 31, 2020 and Dec. 31, 2019.
Term Loan Agreements — In March 2020, Xcel Energy Inc. entered into a $700 million, 364-Day Term Loan Agreement. The loan is unsecured and matures March 22, 2021. Xcel Energy has an option to request an extension through March 21, 2022. The term loan includes one financial covenant, requiring Xcel Energy’s consolidated funded debt to total capitalization ratio to be less than or equal to 65 percent. Interest is at a rate equal to either the Eurodollar rate, plus 60.0 basis points, or an alternate base rate.
As of March 31, 2020, Xcel Energy Inc.’s term loan borrowings were as follows:

(Millions of Dollars)	Limit	Amount Used	Available
Xcel Energy Inc.	$1,200	$1,200	$—

Bilateral Credit Agreement
In March 2019, NSP-Minnesota entered into a one year uncommitted bilateral credit agreement. The credit agreement is limited in use to support letters of credit. In March 2020, NSP-Minnesota renewed its bilateral credit agreement for an additional one-year term.
As of March 31, 2020, NSP-Minnesota’s outstanding letters of credit under the Bilateral Credit Agreement were as follows:

(Millions of Dollars)	Limit	Amount Outstanding	Available
NSP-Minnesota	$75	$26	$49

Long-Term Borrowings
During the three months ended March 31, 2020, Xcel Energy Inc. and its utility subsidiaries did not issue any long-term debt. On April 1, 2020, Xcel Energy Inc. issued $600 million of 3.40% senior unsecured notes due June 1, 2030.
Forward Equity Agreements — In November 2019, Xcel Energy Inc. entered into forward sale agreements in connection with a completed $743 million public offering of 11.8 million shares of Xcel Energy common stock. The initial forward agreement was for 10.3 million shares with an additional agreement for 1.5 million shares that was exercised at the option of the banking counterparty.

At March 31, 2020, the forward agreements could have been settled with physical delivery of 11.8 million common shares to the banking counterparty in exchange for cash of $734 million. The forward instruments could also have been settled at March 31, 2020, with delivery of approximately $19 million of cash or approximately 0.3 million shares of common stock to the counterparty, if Xcel Energy unilaterally elected net cash or net share settlement, respectively.
The forward price used to determine amounts due at settlement is calculated based on the November 2019, public offering price for Xcel Energy’s common stock of $62.69, increased for the overnight bank funding rate, less a spread of 0.75% and less expected dividends on Xcel Energy’s common stock during the period the instruments are outstanding.
Xcel Energy may settle the agreements at any time up to the maturity date of Dec. 31, 2020. Depending on settlement timing, cash proceeds are expected to be approximately $720 million to $735 million.
Forward equity instruments were recognized within stockholders’ equity at fair value at execution of the agreements and will not be subsequently adjusted until settlement.
Other Equity — Xcel Energy Inc. issued $10 million of equity through the DRIP during both the three months ended March 31, 2020 and 2019. The program allows shareholders to elect dividend reinvestment in Xcel Energy Inc. common stock through a non-cash transaction.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. Xcel Energy’s operating revenues consists of the following:

	Three Months Ended March 31, 2020
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$676	$355	$11	$1,042
C&I	1,066	180	9	1,255
Other	29	—	1	30
Total retail	1,771	535	21	2,327
Wholesale	166	—	—	166
Transmission	132	—	—	132
Other	17	32	—	49
Total revenue from contracts with customers	2,086	567	21	2,674
Alternative revenue and other	117	16	4	137
Total revenues	$2,203	$583	$25	$2,811

	Three Months Ended March 31, 2019
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$727	$495	$9	$1,231
C&I	1,140	255	9	1,404
Other	32	—	1	33
Total retail	1,899	750	19	2,668
Wholesale	189	—	—	189
Transmission	131	—	—	131
Other	18	34	—	52
Total revenue from contracts with customers	2,237	784	19	3,040
Alternative revenue and other	88	10	3	101
Total revenues	$2,325	$794	$22	$3,141

6. Income Taxes
Note 7 to the consolidated financial statements included in Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2019, represents, in all material respects, the current status of other income tax matters except to the extent noted below, and are incorporated herein by reference.
The following table reconciles the difference between the statutory rate and the ETR:

	Three Months Ended March 31
	2020	2019
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	4.9	5.0
Decreases in tax from:
Wind PTCs	(17.2)	(8.6)
Plant regulatory differences (a)	(8.4)	(5.7)
Other tax credits, net NOL & tax credit allowances	(0.9)	(2.7)
Other (net)	(1.5)	(1.6)
Effective income tax rate	(2.1)%	7.4%

(a)
Regulatory differences for income tax primarily relate to the credit of excess deferred taxes to customers through the average rate assumption method. Income tax benefits associated with the credit of excess deferred credits are offset by corresponding revenue reductions.

Federal Audits — Statute of limitations applicable to Xcel Energy’s consolidated federal income tax returns expire as follows:

Tax Years	Expiration
2009 - 2013	September 2020
2014 - 2016	June 2021

In 2015, the IRS commenced an examination of tax years 2012 and 2013. In 2017, the IRS concluded the audit of tax years 2012 and 2013 and proposed an adjustment that would impact Xcel Energy’s NOL and ETR. Xcel Energy filed a protest with the IRS. As of March 31, 2020, the case has been forwarded to the Office of Appeals and Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of this issue; however, the outcome and timing of a resolution is unknown.
In 2018, the IRS began an audit of tax years 2014 - 2016. As of March 31, 2020, no adjustments have been proposed.

State Audits — Xcel Energy files consolidated state tax returns based on income in its major operating jurisdictions and various other state income-based tax returns.
As of March 31, 2020, Xcel Energy’s earliest open tax years (subject to examination by state taxing authorities in its major operating jurisdictions) were as follows:

State	Year
Colorado	2009
Minnesota	2009
Texas	2009
Wisconsin	2014

•	In 2018, Wisconsin began an audit of tax years 2014 - 2016. As of March 31, 2020, no material adjustments have been proposed.

•	No other state income tax audits were in progress as of March 31, 2020.
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
Unrecognized tax benefits — permanent vs. temporary:

(Millions of Dollars)	March 31, 2020	Dec. 31, 2019
Unrecognized tax benefit — Permanent tax positions	$36	$35
Unrecognized tax benefit — Temporary tax positions	10	9
Total unrecognized tax benefit	$46	$44

Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	March 31, 2020	Dec. 31, 2019
NOL and tax credit carryforwards	$(42)	$(40)

Net deferred tax liability associated with the unrecognized tax benefit amounts and related NOLs and tax credits carryforwards were $30 million at March 31, 2020 and $29 million at Dec. 31, 2019.
As the IRS Appeals and federal and state audits progress, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $28 million in the next 12 months.
Payables for interest related to unrecognized tax benefits were not material and no amounts were accrued for penalties related to unrecognized tax benefits as of March 31, 2020 or Dec. 31, 2019.

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
Diluted common shares outstanding included common stock equivalents of 0.8 million and 1.2 million for the three months ended March 31, 2020 and 2019, respectively.

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

•
Level 2 — Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reporting date. The types of assets and liabilities included in Level 2 are typically either comparable to actively traded securities or contracts, or priced with models using highly observable inputs; and

•
Level 3 — Significant inputs to pricing have little or no observability as of the reporting date. The types of assets and liabilities included in Level 3 are those valued with models requiring significant management judgment or estimation.

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
Commodity derivatives — Methods used to measure the fair value of commodity derivative forwards and options utilize forward prices and volatilities, as well as pricing adjustments for specific delivery locations and are generally assigned a Level 2 classification. When contractual settlements relate to inactive delivery locations or extend to periods beyond those readily observable on active exchanges or quoted by brokers, the significance of the use of less observable forecasts of forward prices and volatilities on a valuation is evaluated and may result in Level 3 classification.
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
Non-trading monthly FTR settlements are included in fuel and purchased energy cost recovery mechanisms as applicable in each jurisdiction and therefore changes in the fair value of the yet to be settled portions of most FTRs are deferred as a regulatory asset or liability. Given this regulatory treatment and the limited magnitude of FTRs relative to the electric utility operations of NSP-Minnesota and SPS, the numerous unobservable quantitative inputs pertinent to the value of FTRs are insignificant to the consolidated financial statements.
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

Unrealized gains for the nuclear decommissioning fund were $454 million and $706 million as of March 31, 2020 and Dec. 31, 2019, respectively, and unrealized losses were $88 million and $6 million as of March 31, 2020 and Dec. 31, 2019, respectively.
Non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund:

	March 31, 2020
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$71	$71	$—	$—	$—	$71
Commingled funds	756	—	—	—	843	843
Debt securities	514	—	488	13	—	501
Equity securities	435	726	1	—	—	727
Total	$1,776	$797	$489	$13	$843	$2,142

(a)
Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $158 million of equity investments in unconsolidated subsidiaries and $129 million of rabbi trust assets and miscellaneous investments.

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

For the three months ended March 31, 2020 and 2019, there were immaterial Level 3 nuclear decommissioning fund investments or transfer of amounts between levels.
Contractual maturity dates of debt securities in the nuclear decommissioning fund as of March 31, 2020:

	Final Contractual Maturity
(Millions of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Debt securities	$11	$81	$205	$204	$501

Rabbi Trusts
Xcel Energy has established rabbi trusts to provide partial funding for future distributions of its supplemental executive retirement plan and deferred compensation plan.

Cost and fair value of assets held in rabbi trusts:

	March 31, 2020
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trusts (a)
Cash equivalents	$17	$17	$—	$—	$17
Mutual funds	57	56	—	—	56
Total	$74	$73	$—	$—	$73

	Dec. 31, 2019
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trusts (a)
Cash equivalents	$17	$17	$—	$—	$17
Mutual funds	57	65	—	—	65
Total	$74	$82	$—	$—	$82
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
As of March 31, 2020, Xcel Energy had $13 million of settlement payables related to interest rate swaps, which were paid in April 2020. These interest rate derivatives were designated as hedges and changes in fair value were recorded as other comprehensive income.
As of March 31, 2020, accumulated other comprehensive loss related to interest rate derivatives included $5 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings.
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

As of March 31, 2020, Xcel Energy had no commodity contracts designated as cash flow hedges.
Xcel Energy enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.
Gross notional amounts of commodity forwards, options and FTRs:

(Amounts in Millions) (a)(b)	March 31, 2020	Dec. 31, 2019
MWh of electricity	79	95
MMBtu of natural gas	149	110

(a)	Not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options included on a gross basis but weighted for the probability of exercise.
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
As of March 31, 2020, six of Xcel Energy’s 10 most significant counterparties for these activities, comprising $154 million, or 56%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings. Three of the 10 most significant counterparties, comprising $35 million, or 13%, of this credit exposure, were not rated by these external agencies, but based on Xcel Energy’s internal analysis, had credit quality consistent with investment grade. One of these significant counterparties, comprising $12 million or 4% of this credit exposure, had credit quality less than investment grade, based on internal analysis. Eight of these significant counterparties are municipal or cooperative electric entities, RTOs or other utilities.
Impact of derivative activity:

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities
Three Months Ended March 31, 2020
Derivatives designated as cash flow hedges
Interest rate	$(13)	$—
Total	(13)	—

Three Months Ended March 31, 2019
Derivatives designated as cash flow hedges
Interest rate	(9)	—
Total	(9)	—
Other derivative instruments
Electric commodity	—	12
Natural gas commodity	—	4
Total	$—	$16

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Three Months Ended March 31, 2020
Derivatives designated as cash flow hedges
Interest rate	$2	(a)	$—		$—
Total	2		—		—
Other derivative instruments
Commodity trading	—		—		1	(b)
Electric commodity	—		(4)	(c)	—
Natural gas commodity	—		5	(d)	(6)	(d)
Total	—		1		(5)

Three Months Ended March 31, 2019
Derivatives designated as cash flow hedges
Interest rate	1	(a)	—		—
Total	1		—		—
Other derivative instruments
Commodity trading	—		—		1	(b)
Electric commodity	—		1	(c)	—
Natural gas commodity	—		(1)	(d)	(3)	(d)
Total	$—		$—		$(2)

(a)	Recorded to interest charges.

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

(d)
Amounts for both the three months ended March 31, 2020 and 2019 included no settlement gains or losses on derivatives entered to mitigate natural gas price risk for electric generation recorded to electric fuel and purchased power, subject to cost-recovery mechanisms and reclassified to a regulatory asset, as appropriate. Remaining settlement losses for the three months ended March 31, 2020 and 2019 related to natural gas operations and were recorded to cost of natural gas sold and transported. These gains and losses are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset or liability, as appropriate.

Xcel Energy had no derivative instruments designated as fair value hedges during the three months ended March 31, 2020 and 2019.
Credit Related Contingent Features — Contract provisions for derivative instruments that the utility subsidiaries enter, including those accounted for as normal purchase-normal sale contracts and therefore not reflected on the consolidated balance sheets, may require the posting of collateral or settlement of the contracts for various reasons, including if the applicable utility subsidiary’s credit ratings are downgraded below its investment grade credit rating by any of the major credit rating agencies, or for cross default contractual provisions if there was a failure under other financing arrangements related to payment terms or other covenants. As of March 31, 2020 and Dec. 31, 2019, there were $11 million and $7 million derivative instruments in a liability position with such underlying contract provisions, respectively. Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. Provisions allow counterparties to seek performance assurance, including cash collateral, in the event that a given utility subsidiary’s ability to fulfill its contractual obligations is reasonably expected to be impaired. Xcel Energy had no collateral posted related to adequate assurance clauses in derivative contracts as of March 31, 2020 and Dec. 31, 2019.

Recurring Fair Value Measurements — Derivative assets and liabilities measured at fair value on a recurring basis:

	March 31, 2020						Dec. 31, 2019
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$8	$63	$16	$87	$(63)	$24	$3	$51	$24	$78	$(52)	$26
Electric commodity	—	—	18	18	—	18	—	—	21	21	(1)	20
Natural gas commodity	—	—	—	—	—	—	—	6	—	6	—	6
Total current derivative assets	$8	$63	$34	$105	$(63)	42	$3	$57	$45	$105	$(53)	52
PPAs (b)						3						3
Current derivative instruments						$45						$55
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$10	$38	$22	$70	$(45)	$25	$9	$38	$7	$54	$(45)	$9
Electric commodity	—	—	2	2	—	2	—	—	—	—	—	—
Total noncurrent derivative assets	$10	$38	$24	$72	$(45)	27	$9	$38	$7	$54	$(45)	9
PPAs (b)						12						13
Noncurrent derivative instruments						$39						$22

	March 31, 2020						Dec. 31, 2019
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Derivatives designated as cash flow hedges:
Interest rate	$—	$13	$—	$13	$—	$13	$—	$—	$—	$—	$—	$—
Other derivative instruments:
Commodity trading	$8	$62	$14	$84	$(63)	$21	$4	$59	$15	$78	$(63)	$15
Electric commodity	—	—	—	—	—	—	—	—	1	1	(1)	—
Natural gas commodity	—	—	—	—	—	—	—	5	—	5	—	5
Total current derivative liabilities	$8	$75	$14	$97	$(63)	34	$4	$64	$16	$84	$(64)	20
PPAs (b)						18						18
Current derivative instruments						$52						$38
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$3	$89	$39	$131	$(19)	$112	$2	$79	$32	$113	$(13)	$100
Total noncurrent derivative liabilities	$3	$89	$39	$131	$(19)	112	$2	$79	$32	$113	$(13)	100
PPAs (b)						71						75
Noncurrent derivative instruments						$183						$175

(a)
Xcel Energy nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at March 31, 2020 and Dec. 31, 2019. At both March 31, 2020 and Dec. 31, 2019, derivative assets and liabilities include $32 million of obligations to return cash collateral and rights to reclaim cash collateral of $6 million and $11 million, respectively. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

(b)
During 2006, Xcel Energy qualified these contracts under the normal purchase exception. Based on this qualification, contracts are no longer adjusted to fair value and the previous carrying value of these contracts is being amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Changes in Level 3 commodity derivatives:

	Three Months Ended March 31
(Millions of Dollars)	2020	2019
Balance at Jan. 1	$4	$29
Purchases	12	4
Settlements	(18)	(11)
Net transactions recorded during the period:
Gains (losses) recognized in earnings (a)	6	(18)
Net gains (losses) recognized as regulatory assets and liabilities	1	(11)
Balance at March 31	$5	$(7)

(a)	Amounts relate to commodity derivatives held at the end of the period.

Xcel Energy recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three months ended March 31, 2020 and 2019.
Fair Value of Long-Term Debt
Other financial instruments which the carrying amount did not equal fair value:

	March 31, 2020		Dec. 31, 2019
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$18,112	$19,864	$18,109	$20,227

Fair value of Xcel Energy’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of March 31, 2020 and Dec. 31, 2019, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

9. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended March 31
	2020	2019	2020	2019
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$24	$22	$—	$—
Interest cost (a)	31	36	5	6
Expected return on plan assets (a)	(52)	(51)	(5)	(5)
Amortization of prior service credit (a)	(1)	(1)	(2)	(3)
Amortization of net loss (a)	25	22	1	1
Net periodic benefit cost (credit)	27	28	(1)	(1)
Credits not recognized due to effects of regulation	2	1	1	—
Net benefit cost (credit) recognized for financial reporting	$29	$29	$—	$(1)

(a)
Components of net periodic cost other than the service cost component are included in the line item “other (expense) income, net” in the consolidated statement of income or capitalized on the consolidated balance sheet as a regulatory asset.

In January 2020, contributions of $150 million were made across four of Xcel Energy’s pension plans. Xcel Energy does not expect additional pension contributions during 2020.

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
Breckenridge/Colorado — In February 2019, the MDL panel remanded Breckenridge back to the U.S. District Court in Colorado.

Arandell Corp. — In February 2019, the case was remanded back to the U.S. District Court in Wisconsin. Plaintiffs are seeking class certification. It is uncertain when the court will rule on this issue.
Xcel Energy has concluded that a loss is remote for both remaining lawsuits.
Rate Matters
MEC Transactions — In November 2018, NSP-Minnesota reached an agreement with Southern Power Company (a subsidiary of Southern Company) to purchase MEC, a 760 MW natural gas combined cycle facility, for approximately $650 million. In September 2019, the MPUC denied NSP-Minnesota's request to purchase MEC as a rate base asset. In January 2020, the MPUC approved Xcel Energy’s plan to acquire MEC as a non-regulated investment and step into the existing PPAs with NSP-Minnesota. A newly formed non-regulated subsidiary of Xcel Energy completed the transaction to purchase MEC in January 2020.
In April 2020, Xcel Energy reached agreement to sell MEC to Southwest Generation for $680 million, subject to working capital adjustments. Proceeds from the sale will primarily be used to reduce Xcel Energy’s overall financing needs. The transaction is not anticipated to have a material impact on long-term earnings per share and is expected to close in the third quarter of 2020.
The sale will result in a gain, which Xcel Energy plans to use to fund its corporate giving efforts, including support related to COVID-19 recovery.
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
In March 2019, MPUC approved NSP-Minnesota’s proposal to refund the GE settlement proceeds back to customers through the FCA. It also decided to withhold any decision as to NSP-Minnesota’s prudence in connection with the incident at Sherco Unit 3 until after conclusion of the pending litigation between GE and NSP-Minnesota’s insurers. The lower court’s decision was affirmed on appeal. In March 2020, NSP-Minnesota’s insurers filed a petition seeking additional review by the Minnesota Supreme Court, which remains pending.
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
FERC accepted the requests for rehearing in January 2020, however, it is uncertain when the FERC will act on the requests or any other pending matters related to the 2019 NOIs. NSP-Minnesota has recognized a liability for its best estimate of final refunds to customers.
In March 2020, the FERC issued a Notice of Proposed Rulemaking regarding changes to its policies for transmission incentives, including a proposal to increase the RTO participation adder from 50 to 100 basis points and to make the adder available regardless of whether a utility’s ongoing participation in the RTO is voluntary or required by legislation or a regulator. It is uncertain if or when this change will be adopted and implemented as a final order.
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
In July 2018, SPS’ appeal to the D.C. Circuit over the FERC rulings granting SPP the right to recover these previously unbilled charges was remanded to the FERC. In February 2019, the FERC reversed its 2016 decision and ordered SPP to refund the charges retroactively collected from its transmission customers, including SPS, related to periods before September 2015. In April 2019, several parties, including SPP, filed requests for a rehearing. In February 2020, FERC issued an order rejecting all rehearing requests and providing certain clarifications. In March 2020, SPP and Oklahoma Gas & Electric separately filed petitions for review of FERC’s orders at the D.C. Circuit. SPS has intervened in both appeals in support of FERC. The timing of an appeals decision is uncertain. Any refunds received by SPS are expected to be given back to SPS customers through future rates.
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
MGP, Landfill and Disposal Sites
Ashland MGP Site — NSP-Wisconsin was named a responsible party for contamination at the Ashland/Northern States Power Lakefront Superfund Site (the Site) in Ashland, Wisconsin. Remediation was completed in 2019 and restoration activities are anticipated to be completed in 2020. Groundwater treatment activities will continue for many years.
The current cost estimate for remediation and restoration of the entire site is approximately $199 million. At March 31, 2020 and Dec. 31, 2019, NSP‑Wisconsin had a total liability of $22 million and $23 million, respectively, for the entire site.
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
Rice Yards (Denver ) MGP Site — PSCo is cooperating with the City of Denver on an environmental investigation of the Rice Yards Site in Denver, Colorado, which had various historic industrial uses by multiple parties, including railroad, maintenance shop, scrap metal yard and MGP operations.
The area is being redeveloped into residential and commercial mixed uses, and PSCo is in discussions with the current property owner regarding legal claims related to the Rice Yards Site.
In addition to the Rice Yards and Ashland Sites, Xcel Energy is currently investigating, remediating or performing post-closure actions at 11 other MGP, landfill or other disposal sites across its service territories.
Xcel Energy has recognized its best estimate of costs/liabilities that will result from final resolution of these issues, however, the outcome and timing is unknown.  In addition, there may be insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of costs incurred.

Environmental Requirements — Water and Waste
Coal Ash Regulation — Xcel Energy’s operations are subject to federal and state regulations that impose requirements for handling, storage, treatment and disposal of solid waste. Under the CCR Rule, utilities are required to complete groundwater sampling around their CCR landfills and surface impoundments. Currently, Xcel Energy has nine regulated ash units in operation.
Xcel Energy is conducting groundwater sampling and, where appropriate, implementing assessment of corrective measures at certain CCR landfills and surface impoundments. In 2019, groundwater monitoring consistent with the CCR Rule was conducted. In NSP-Minnesota, no results above the groundwater protection standards in the rule were identified. In PSCo, statistically significant increases above background concentrations were detected at four locations. Subsequently, assessment monitoring samples were collected, and PSCo is evaluating options for corrective action at two locations. Until PSCo completes its assessment, it is uncertain what impact, if any, there will be on the operations, financial condition or cash flows.
In August 2018, the D.C. Circuit ruled that the EPA cannot allow utilities to continue to use unlined impoundments (including clay lined impoundments) for the storage or disposal of coal ash. In November 2019, the EPA proposed rules in response to this decision. If finalized in their current form, these rules would require NSP-Minnesota to expedite closure plans for one impoundment at an estimated cost of $4 million and the construction of a new impoundment at the cost of $8 million. In 2019, NSP-Minnesota initiated the construction of this new impoundment, an ash pond, expected to be in service in 2020. Upon placing the new ash pond in service, the existing ash pond will be taken out of service, and closure activities as prescribed by the CCR Rule and the facility’s National Pollutant Discharge Elimination System permit will be initiated.
In addition, the rules proposed by the EPA under the D.C. Circuit ruling may require PSCo to expedite the closure of one coal ash impoundment that was not previously required to close. PSCo is pursuing options through comment on the proposed rules or some other means to allow continued operation of this impoundment until the generating units are retired in 2025, at which time the impoundment would be closed.
Closure costs for existing impoundments are included in the calculation of the asset retirement obligation liability.
Leases
Operating lease liabilities at Dec. 31, 2019 include a present value of remaining lease payments of approximately $400 million for the MEC PPAs. At March 31, 2020, NSP-Minnesota operating lease liabilities and related ROU assets are eliminated from Xcel Energy’s consolidated balance sheet following the completed January 2020 purchase of MEC by Xcel Energy.
VIEs
Under certain PPAs, NSP-Minnesota, PSCo and SPS purchase power from IPPs for which the utility subsidiaries are required to reimburse fuel costs, or to participate in tolling arrangements under which the utility subsidiaries procure the natural gas required to produce the energy that they purchase. These specific PPAs create a variable interest in the IPP.
The utility subsidiaries had approximately 3,266 MW and 3,986 MW of capacity under long‑term PPAs at March 31, 2020 and Dec. 31, 2019, respectively, with entities that have been determined to be VIEs. Xcel Energy concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. Agreements have expiration dates through 2041.

Other
Guarantees and Bond Indemnifications — Xcel Energy Inc. and its subsidiaries provide guarantees and bond indemnities, which guarantee payment or performance. Xcel Energy Inc.’s exposure is based upon the net liability under the specified agreements or transactions. Most of the guarantees and bond indemnities issued by Xcel Energy Inc. and its subsidiaries have a stated maximum amount. As of March 31, 2020 and Dec. 31, 2019, Xcel Energy Inc. and its subsidiaries had no assets held as collateral related to their guarantees, bond indemnities and indemnification agreements.
Guarantees and bond indemnities issued and outstanding for Xcel Energy were $60 million and $62 million at March 31, 2020 and Dec. 31, 2019, respectively.
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

11. Other Comprehensive Loss
Changes in accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(80)	$(61)	$(141)
Other comprehensive loss before reclassifications (net of taxes of $(3) and $0, respectively)	(10)	—	(10)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (net of taxes of $0) (a)	2	—	2
Amortization of net actuarial loss (net of taxes of $0) (b)	—	1	1
Net current period other comprehensive (loss) income	(8)	1	(7)
Accumulated other comprehensive loss at March 31	$(88)	$(60)	$(148)

(a)	Included in interest charges.

(b)	Included in the computation of net periodic pension and postretirement benefit costs.

	Three Months Ended March 31, 2019
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(60)	$(64)	$(124)
Other comprehensive (loss) gain before reclassifications (net of taxes of $(2) and $1, respectively)	(7)	2	(5)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (net of taxes of $0) (a)	1	—	1
Amortization of net actuarial loss (net of taxes of $0) (b)	—	1	1
Net current period other comprehensive (loss) income	(6)	3	(3)
Accumulated other comprehensive loss at March 31	$(66)	$(61)	$(127)

(a)	Included in interest charges.

(b)	Included in the computation of net periodic pension and postretirement benefit costs.

12. Segment Information
Xcel Energy evaluates performance by each utility subsidiary based on profit or loss generated from the product or service provided, including the regulated electric utility operating results of NSP-Minnesota, NSP-Wisconsin, PSCo and
SPS, as well as the regulated natural gas utility operating results of NSP‑Minnesota, NSP-Wisconsin and PSCo. These segments are managed separately because the revenue streams are dependent upon regulated rate recovery, which is separately determined for each segment.
Xcel Energy has the following reportable segments:

•
Regulated Electric — The regulated electric utility segment generates, transmits and distributes electricity in Minnesota, Wisconsin, Michigan, North Dakota, South Dakota, Colorado, Texas and New Mexico. In addition, this segment includes sales for resale and provides wholesale transmission service to various entities in the United States. The regulated electric utility segment also includes wholesale commodity and trading operations; and

•	Regulated Natural Gas — The regulated natural gas utility segment transports, stores and distributes natural gas primarily in portions of Minnesota, Wisconsin, North Dakota, Michigan and Colorado.
Xcel Energy presents Other, which includes operating segments, with revenues below the necessary quantitative thresholds. Those operating segments primarily include steam revenue, appliance repair services, non‑utility real estate activities, revenues associated with processing solid waste into refuse-derived fuel and investments in rental housing projects that qualify for low-income housing tax credits.
Xcel Energy had equity investments in unconsolidated subsidiaries of $158 million and $155 million as of March 31, 2020 and Dec. 31, 2019, respectively, included in the natural gas utility and all other segments.
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
Xcel Energy’s segment information for the three months ended March 31:

(Millions of Dollars)	2020	2019
Regulated Electric
Operating revenues from external customers	$2,203	$2,325
Net income	227	234
Regulated Natural Gas
Operating revenues from external customers	$583	$794
Intersegment revenue	—	1
Total revenues	$583	$795
Net income	91	105
All Other
Total operating revenue	$25	$22
Net loss	(23)	(24)

Consolidated Total
Total revenue	$2,811	$3,142
Reconciling eliminations	—	(1)
Consolidated total revenue	$2,811	$3,141
Net income	295	315

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
For the three months ended March 31, 2020 and 2019, there were no such adjustments to GAAP earnings and therefore GAAP earnings equal ongoing earnings for these periods.

Results of Operations
The only common equity securities that are publicly traded are common shares of Xcel Energy Inc. Diluted earnings and EPS of each subsidiary discussed below do not represent a direct legal interest in the assets and liabilities allocated to such subsidiary but rather represent a direct interest in our assets and liabilities as a whole.
GAAP and ongoing diluted EPS for Xcel Energy:

	Three Months Ended March 31
Diluted Earnings (Loss) Per Share	2020	2019
PSCo	$0.24	$0.27
NSP-Minnesota	0.20	0.22
SPS	0.08	0.10
NSP-Wisconsin	0.06	0.05
Equity earnings of unconsolidated subsidiaries	0.01	0.01
Regulated utility (a)	0.60	0.65
Xcel Energy Inc. and Other	(0.04)	(0.04)
Total (a)	$0.56	$0.61

(a)	Amounts may not add due to rounding.

Summary of Earnings
Xcel Energy — Xcel Energy’s earnings decreased $0.05 per share for the first quarter of 2020. Earnings reflect the negative impact of weather. The impact of COVID-19 did not significantly impact first quarter 2020 results, but could have a material impact on our financial results going forward. See COVID-19 section below for further discussion.
PSCo — Earnings decreased $0.03 per share for the first quarter of 2020, reflecting lower natural gas margins primarily due to unfavorable weather, higher depreciation and O&M, partially offset by higher electric margin and AFUDC.
NSP-Minnesota — Earnings decreased $0.02 per share for the first quarter of 2020, driven by reduced natural gas margins primarily due to unfavorable weather as well as lower electric margin, which reflects the unfavorable weather experienced in North and South Dakota. NSP-Minnesota also recognized increased interest and higher depreciation, partially offset by lower O&M and income taxes.
SPS — Earnings decreased $0.02 per share for the first quarter of 2020, reflecting lower electric margin primarily due to a 2019 NMPRC revised order eliminating a $10 million retroactive refund of tax reform benefits. SPS also recognized additional depreciation and less AFUDC, partially offset by lower income taxes.
NSP-Wisconsin — Earnings increased $0.01 per share for the first quarter of 2020, driven by reduced O&M and higher electric margin, partially offset by additional depreciation and lower natural gas margin.
Xcel Energy Inc. and Other — Primarily includes financing costs at the holding company.
Changes in GAAP and Ongoing Diluted EPS
Components significantly contributing to changes in 2020 EPS compared with the same period in 2019:

Diluted Earnings (Loss) Per Share	Three Months Ended March 31
GAAP and ongoing diluted EPS — 2019	$0.61

Components of change — 2020 vs. 2019
Higher depreciation and amortization	(0.04)
Lower electric and natural gas margins	(0.03)
Higher interest	(0.01)
Lower ETR (a)	0.03
Lower O&M	0.03
Lower other (expense) income, net (b)	(0.02)
Other (net)	(0.01)
GAAP and ongoing diluted EPS — 2020	$0.56

(a)	Includes PTCs and timing of tax reform regulatory decisions, which are primarily offset in electric margin.

(b)	Decrease is primarily due to the performance of rabbi trust investments associated with deferred compensation, which is offset in O&M.
Statement of Income Analysis
The following summarizes the items that affected the individual revenue and expense items reported in the consolidated statements of income.
Estimated Impact of Temperature Changes on Regulated Earnings —Unusually hot summers or cold winters increase electric and natural gas sales, while mild weather reduces electric and natural gas sales. The estimated impact of weather on earnings is based on the number of customers, temperature variances, the amount of natural gas or electricity historically used per degree of temperature and excludes any incremental related operating expenses that could result due to storm activity or vegetation management requirements. As a result, weather deviations from normal levels can affect Xcel Energy’s financial performance.

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
Normal weather conditions are defined as either the 10, 20 or 30-year average of actual historical weather conditions. The historical period of time used in the calculation of normal weather differs by jurisdiction, based on regulatory practice. To calculate the impact of weather on demand, a demand factor is applied to the weather impact on sales. Extreme weather variations, windchill and cloud cover may not be reflected in weather-normalized estimates. There was no impact on sales for the first quarter of 2020 due to THI or CDD. Percentage change in normal and actual HDD:

	Three Months Ended March 31
	2020 vs. Normal	2019 vs. Normal	2020 vs. 2019
HDD	(5.5)%	10.5%	(14.1)%
Weather — Estimated impact of temperature variations on EPS compared with normal weather conditions:

	Three Months Ended March 31
	2020 vs. Normal	2019 vs. Normal	2020 vs. 2019
Retail electric	$(0.011)	$0.018	$(0.029)
MN decoupling and sales true-up	0.006	(0.005)	0.011
Electric total	$(0.005)	$0.013	$(0.018)
Firm natural gas	(0.007)	0.017	(0.024)
Total	$(0.012)	$0.030	$(0.042)
Sales Growth (Decline) — Sales growth (decline) for actual and weather-normalized sales in 2020 compared to the same period in 2019:

	Three Months Ended March 31
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Actual
Electric residential	(0.9)%	(4.8)%	(1.4)%	(6.3)%	(3.0)%
Electric C&I	0.2	(3.9)	3.3	(0.4)	(0.6)
Total retail electric sales	(0.2)	(4.2)	2.3	(2.2)	(1.3)
Firm natural gas sales	(6.6)	(13.4)	N/A	(14.4)	(9.3)

	Three Months Ended March 31
	PSCo (a)	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Weather-normalized
Electric residential	1.0%	0.2%	0.6%	1.6%	0.7%
Electric C&I	0.6	(3.2)	3.4	0.4	(0.1)
Total retail electric sales	0.7	(2.2)	2.8	0.8	0.1
Firm natural gas sales	0.8	2.6	N/A	3.3	1.5

	Three Months Ended March 31 (Leap Year Adjusted)
	PSCo (a)	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Weather-normalized
Electric residential	(0.1)%	(0.9)%	(0.5)%	0.5%	(0.4)%
Electric C&I	(0.5)	(4.3)	2.3	(0.7)	(1.2)
Total retail electric sales	(0.4)	(3.3)	1.7	(0.3)	(1.0)
Firm natural gas sales	(0.4)	1.4	N/A	2.1	0.4

(a)	CPUC approved a historical 10-year weather normalization approach for retail electric, effective March 1, 2020, which did not materially impact the weather-normalized calculation.
Weather-normalized and Leap-Year Adjusted Electric Sales Growth (Decline)
All companies were negatively impacted by COVID-19 in March 2020.  In addition, the following items impacted sales in each of the companies:

•
PSCo — Residential sales declined slightly due to lower use per customer, partially offset by an increase in customers. The decline in C&I was mainly due to lower use per customer, primarily led by the food products and service industries, partially offset by growth in the energy industry.

•
NSP-Minnesota — Residential sales declined reflecting lower use per customer, partially offset by customer additions. The decline in C&I sales was a result of lower use by certain customers in the energy, manufacturing and services sectors, partially offset by customer growth.

•	SPS — Residential sales decreased slightly primarily due to lower use per customer. C&I sales grew based on higher sales to large customers in the oil and natural gas industry in the Permian Basin.

•
NSP-Wisconsin — Residential sales growth was primarily attributable to customer additions, partially offset by less use per customer. The decline in C&I sales was largely due to lower use per customer, partially offset by customer additions and decreased sales to the manufacturing sector, which was partially offset by an increase in the energy sector.

Weather-normalized and Leap-Year Adjusted Natural Gas Sales Growth (Decline)

•	Natural gas sales reflect an increase in the number of customers combined with lower customer use and the negative impacts of COVID-19 in March 2020.
Electric Margin
Electric revenues and fuel and purchased power expenses are impacted by fluctuations in the price of natural gas, coal and uranium used in the generation of electricity. However, these price fluctuations have minimal impact on electric margin due to fuel recovery mechanisms that recover fuel expenses.
In addition, electric customers receive a credit for PTCs generated in a particular period.
Electric revenues and margin:

	Three Months Ended March 31
(Millions of Dollars)	2020	2019
Electric revenues	$2,203	$2,325
Electric fuel and purchased power	(797)	(914)
Electric margin	$1,406	$1,411

Changes in electric margin:

(Millions of Dollars)	Three Months Ended March 31, 2020 vs. 2019
PTCs flowed back to customers (offset by a lower ETR)	$(23)
Estimated impact of weather (net of decoupling/sales true-up)	(13)
New Mexico tax reform related regulatory settlement (2019)	(10)
Regulatory rate outcomes (Colorado and Wisconsin)	13
Non-fuel riders	13
Wholesale transmission revenue (net)	5
Sales growth (excluding weather impact, net of decoupling/sales true-up	4
Other (net)	6
Total decrease in electric margin	$(5)
Natural Gas Margin
Natural gas expense varies with changing sales and the cost of natural gas. However, fluctuations in the cost of natural gas has minimal impact on natural gas margin due to cost recovery mechanisms.
Natural gas revenues and margin:

	Three Months Ended March 31
(Millions of Dollars)	2020	2019
Natural gas revenues	$583	$794
Cost of natural gas sold and transported	(285)	(479)
Natural gas margin	$298	$315
Changes in natural gas margin:

(Millions of Dollars)	Three Months Ended March 31, 2020 vs. 2019
Estimated impact of weather	$(17)
Transport sales	(2)
Regulatory rate outcomes (Wisconsin)	(1)
Retail sales growth	2
Infrastructure and integrity riders	1
Conservation revenue (offset in expenses)	1
Other (net)	(1)
Total decrease in natural gas margin	$(17)
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses decreased $18 million, or 3.0%, for the first quarter of 2020. Significant changes are summarized as follows:

(Millions of Dollars)	Three Months Ended March 31, 2020 vs. 2019
Employee benefits	$(15)
Distribution	(10)
Generation	(2)
Strategic initiatives	7
Other (net)	2
Total decrease in O&M expenses	$(18)

•	Employee benefits were lower primarily due to change in deferred compensation related liability, offset in Other (Expense) Income;

•	Distribution expenses declined due to storms, labor and overtime;

•	Generation expenses were lower from timing of maintenance and overhauls at power plants, partially offset by an increase in wind related amounts; and

•	Strategic initiatives expenses were higher due to increased spending on customer experience transformation program expenses and advanced grid infrastructure.
Depreciation and Amortization — Depreciation and amortization increased $30 million, or 6.9%, for the first quarter of 2020. Increase was primarily driven by the Hale, Lake Benton, and Foxtail wind facilities going into service, as well as normal system expansion. In addition, depreciation rates were increased in February 2020 as part of the Colorado electric rate case.
Other (Expense) Income — Other (Expense) Income decreased by $15 million primarily due to the performance of rabbi trust investments, which is offset in O&M expense.
AFUDC, Equity and Debt — AFUDC increased $3 million for the first quarter of 2020. Increase was primarily due to an increase in AFUDC recorded on various wind projects currently under construction.
Interest Charges — Interest charges increased $10 million, or 5.3%, for the first quarter of 2020. Increase was primarily due to higher debt levels to fund capital investments, partially offset by lower long-term and short-term interest rates.
Income Taxes — Income taxes decreased $31 million for the three months ended March 31, 2020. The decrease was primarily driven by an increase in wind PTCs, lower pretax earnings in 2020 and an increase in plant regulatory differences. Wind PTCs are credited to customers (recorded as a reduction to revenue) and do not have a material impact on net income. These were partially offset by a decrease in other tax credits. The ETR was (2.1%) for the first quarter of 2020 compared with 7.4% for the same period in 2019.

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
Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 7 of Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2019 appropriately represent, in all material respects, the current status of public utility regulation and are incorporated by reference.

NSP-Minnesota
Pending and Recently Concluded Regulatory Proceedings

Mechanism	Utility Service	Amount Requested (in millions)	Filing Date	Approval	Additional Information
MPUC
2020 TCR	Electric	$82	November 2019	Pending	In November 2019, NSP-Minnesota filed the 2020 TCR Rider. The filing included an ROE of 9.06%. Timing of an MPUC ruling is uncertain.
2019 GUIC	Natural Gas	$29	November 2018	Received	In November 2018, NSP-Minnesota filed the 2019 GUIC Rider with the MPUC. The filing included an ROE of 10.25%. In January 2020, the MPUC approved an order setting an ROE of 9.04%.
2020 GUIC	Natural Gas	$21	November 2019	Pending	In November 2019, NSP-Minnesota filed the 2020 GUIC Rider with the MPUC. The filing included an ROE of 9.04%. Timing of an MPUC ruling is uncertain.
2020 RES	Electric	$102	November 2019	Pending
In November 2019, NSP-Minnesota filed the 2020 RES Rider with the MPUC. The requested amount includes a true-up for the 2019 rider of $38 million and the 2020 requested amount of $64 million. The filing included an ROE of 9.06%. Timing of an MPUC ruling is uncertain.

2020 Rate Case Stay Out Petition	Electric	N/A	November 2019	Received
In November 2019, NSP-Minnesota filed a three-year electric rate case with the MPUC, which included a stay-out petition. In December 2019, the MPUC verbally approved the stay-out petition including extension of the sales, capital and property tax true-up mechanisms and the delay of any increase to the Nuclear Decommissioning Trust annual accrual until Jan. 1, 2021. A written order of approval was received in March 2020.

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
Intervening parties will provide recommendations and comments on the resource plan. NSP-Minnesota will provide updates to remove its ownership of MEC from the preferred plan. The MPUC required NSP-Minnesota to update its filing to address issues related to its decision on MEC, including certain new modeling scenarios. An updated filing will be made on June 30, 2020. The MPUC is anticipated to make a final decision on the resource plan in the first half of 2021.
NSP-Minnesota — Mower Wind Facility — In August 2019, NSP-Minnesota filed a petition with the MPUC to acquire the Mower wind facility from affiliates of NextEra Energy, Inc. for an undisclosed amount. The Mower facility is located in southeastern Minnesota and is currently contracted under a PPA with NSP-Minnesota through 2026. Mower is expected to continue to have approximately 99 MW of capacity following a planned repowering. The acquisition would occur after repowering, which is expected to be completed in 2020 and qualify for the full PTC. NSP-Minnesota will need approval from both the MPUC and FERC to complete the transaction. NSP-Minnesota filed reply comments addressing the DOC’s concerns with the transaction in February 2020. The DOC filed supplemental comments in April 2020. Timing of MPUC and FERC decisions are uncertain.

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
The complaint challenged the constitutionality of the statute and is seeking declaratory judgment that the statute violates the Commerce Clause of the U.S. Constitution and should not be enforced. The Minnesota state agencies and NSP-Minnesota filed motions to dismiss. In June 2018, the Minnesota District Court granted the defendants’ motions to dismiss with prejudice. LSP Transmission filed an appeal in July 2018. In September 2019, the estimate was updated to approximately $140 million, due to various changes in build plans. In October 2019, oral arguments were held with the Eighth Circuit Court of Appeals. In February 2020, the Eighth Circuit of Appeals upheld the Minnesota District Court decision to dismiss. It is unknown whether LSP Transmission intends to appeal this decision.
Nuclear Power Operations
NSP-Minnesota owns two nuclear generating plants: the Monticello plant and the Prairie Island plant. See Note 12 to the consolidated financial statements of Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2019, for further information. The circumstances set forth in Nuclear Power Operations and Waste Disposal included in Item 1 of Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2019, appropriately represent, in all material respects, the current status of nuclear power operations, and are incorporated by reference.
NSP-Wisconsin
2019 Electric Fuel Cost Recovery — NSP-Wisconsin’s electric fuel costs for 2019 were lower than authorized in rates and outside the 2% annual tolerance band, primarily due to increased sales to other utilities compared to the forecast used to set authorized rates. Under the fuel cost recovery rules, NSP-Wisconsin may retain approximately $3.4 million of fuel costs and defer the amount of over-recovery in excess of the 2% annual tolerance band for future refund to customers. In March 2020, NSP-Wisconsin filed with the PSCW indicating an over-refund of approximately $9.7 million. The PSCW will determine how the liability will be addressed with an order expected later in 2020.

PSCo
Pending and Recently Concluded Regulatory Proceedings

Mechanism	Utility Service	Amount Requested (in millions)	Filing Date	Approval	Additional Information
CPUC
Rate Case	Natural Gas	$127	February 2020	Pending
In February 2020, PSCo filed a rate case with the CPUC seeking a net increase to retail gas rates of $126.8 million, reflecting a $144.5 million increase in base rate revenue, partially offset by $17.7 million of costs previously authorized through the Pipeline Integrity rider. The request is based on a 9.95% ROE, an equity ratio of 55.81% and a historic test year as of Sept. 30, 2019, adjusted for known and measurable differences for the 12-month period ended Sept. 30, 2020.
The procedural schedule is as follows:
•
Answer testimony - May 13, 2020;
•
Rebuttal testimony - June 8, 2020;
•
Evidentiary hearing - July 7-17, 2020;
•
Statement of position - July 31, 2020; and
•
CPUC decision is expected in the second half of 2020 and rates are anticipated to be effective in November 2020.

Rate Case	Electric	$158	May 2019	Pending
In 2019, PSCo filed a request with the CPUC seeking a net rate increase of $108.4 million, based on a requested ROE of 10.2% and an equity ratio of 55.6%.
In February 2020, the CPUC issued a written decision, resulting in an estimated $34.9 million net base rate revenue increase. The CPUC decision included a 9.3% ROE, an equity ratio of 55.61%, based on a current test year ended Aug. 31, 2019 and the implementation of decoupling in 2020 and other items. Final rates were implemented on Feb. 25, 2020. PSCo filed an application for rehearing/reconsideration, which is expected to be heard by the CPUC in the second quarter of 2020.

Rate Case Appeal	Natural Gas	N/A	April 2019	Pending
In April 2019, PSCo filed an appeal seeking judicial review of the CPUC’s prior ruling regarding PSCo’s last natural gas rate case (approved in December 2018). The appeal requested review of the following: denial of a return on the prepaid pension and retiree medical assets; the use of a capital structure not based on the actual historical test year; and use of an average rate base methodology rather than a year-end rate base methodology. In March 2020, The District Court of Denver County ruled in favor of allowing the prepaid pension assets to be included in rate base; but it upheld the CPUC treatment of the retiree medical assets and capital structure methodology. The CPUC did not appeal the decision allowing inclusion of the prepaid pension assets in rate base.

SPS
Pending and Recently Concluded Regulatory Proceedings

Mechanism	Utility Service	Amount Requested (in millions)	Filing Date	Approval	Additional Information
NMPRC
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
In January 2020, SPS and various parties filed an uncontested comprehensive stipulation. The stipulation includes a base rate revenue increase of $31 million, an ROE of 9.45% and an equity ratio of 54.77%. The stipulation also includes an acceleration of depreciation on the Tolk coal plant to reflect early retirement in 2037, which results in a total increase in depreciation expense of $8 million. The parties to the stipulation agreed not to oppose the full application of depreciation rates associated with the 2032 retirement date in SPS’ next base rate case. A NMPRC decision is expected later in the year. SPS anticipates final rates will go into effect in the second or third quarter of 2020.

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
On Feb. 10, 2020, the AXM, TIEC, OPUC and DOE filed testimony along with several other parties. On Feb. 18, 2020, the PUCT Staff filed testimony that included certain adjustments and various ring-fencing measures.

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
In March 2020, SPS filed an update to the electric rate case and revised its requested increase to approximately $130 million, based on a requested ROE of 10.1%, a 54.65% equity ratio, rate base of approximately $2.6 billion and historic test year ended June 30, 2019.

Revenue Request (Millions of Dollars)
Hale Wind Farm	$61
Capital investments	47
Depreciation rate change (including Tolk)	34
Cost of capital	8
Expiring purchased power contracts	(28)
Other, net	8
New revenue request	$130
In May 2020, SPS and the intervening parties announced they have reached a constructive, unopposed settlement agreement in principle. We are working with intervening parties to document and file the settlement, which we expect to occur in the second quarter.
Final rates are expected to be retroactively applied as of Sept. 12, 2019. A decision from the PUCT is anticipated in the third quarter of 2020.
Texas State ROFR Litigation — In May 2019, the Governor signed into law Senate Bill 1938, which grants incumbent utilities a ROFR to build transmission infrastructure when it directly interconnects to the utility’s existing facility. In June 2019, a complaint was filed in the United States District Court for the Western District of Texas claiming the new ROFR law to be unconstitutional. The Texas Attorney General has made a motion to dismiss the federal court complaint. In February 2020, the federal court complaint was dismissed. In March 2020, the ruling was appealed.
Texas Fuel Refund — Fuel and purchased power costs are recoverable in Texas through a fixed fuel factor, which is part of SPS’ rates. The PUCT rule requires refunding or surcharging of under and over-recovered amounts, including interest, when they exceed 4% of the utility’s annual fuel costs on a rolling 12-month basis, as allowed by the PUCT, if this condition is expected to continue.

Under the fuel cost recovery rules, SPS’ 2019 total fuel and purchased power costs were over-collected by approximately $39 million, including interest. In February 2020, SPS filed an application with the PUCT requesting to provide a net refund of $39 million to customers to be issued beginning May 2020. In April 2020, interim rates were granted by a Texas administrative law judge. This case is pending final review and approval by the PUCT.

Environmental
Environmental Regulation
In July 2019, the EPA adopted the Affordable Clean Energy rule, which requires states to develop plans for greenhouse gas reductions from coal-fired power plants. The state plans, due to the EPA in July 2022, will evaluate and potentially require heat rate improvements at existing coal-fired plants. It is not yet known how these state plans will affect our existing coal plants, but they could require substantial additional investment, even in plants slated for retirement. Xcel Energy believes, based on prior state commission practice, the cost of these initiatives or replacement generation would be recoverable through rates.

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
Xcel Energy is exposed to the impact of adverse changes in price for energy and energy-related products, which is partially mitigated by the use of commodity derivatives. In addition to ongoing monitoring and maintaining credit policies intended to minimize overall credit risk, management takes steps to mitigate changes in credit and concentration risks associated with its derivatives and other contracts, including parental guarantees and requests of collateral. While we expect that the counterparties will perform under the contracts underlying its derivatives, the contracts expose us to some credit and non-performance risk.
Distress in the financial markets may impact counterparty risk, the fair value of the securities in the nuclear decommissioning fund and pension fund and Xcel Energy’s ability to earn a return on short-term investments.
Commodity Price Risk — We are exposed to commodity price risk in our electric and natural gas operations. Commodity price risk is managed by entering into long- and short-term physical purchase and sales contracts for electric capacity, energy and energy-related products and fuels used in generation and distribution activities. Commodity price risk is also managed through the use of financial derivative instruments. Our risk management policy allows it to manage commodity price risk within each rate-regulated operation per commission approved hedge plans.
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

Fair value of net commodity trading contracts as of March 31, 2020:

	Futures / Forwards Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
NSP-Minnesota (a)	$(1)	$1	$3	$4	$7
NSP-Minnesota (b)	4	(2)	(3)	(10)	(11)
PSCo (a)	1	—	—	—	1
PSCo (b)	(5)	(25)	(28)	—	(58)
	$(1)	$(26)	$(28)	$(6)	$(61)

	Options Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
NSP-Minnesota (b)	$3	$—	$—	$—	$3
	$3	$—	$—	$—	$3
(a) Prices actively quoted or based on actively quoted prices.
(b) Prices based on models and other valuation methods.
Changes in the fair value of commodity trading contracts before the impacts of margin-sharing for the three months ended March 31:

(Millions of Dollars)	2020	2019
Fair value of commodity trading net contract (liabilities) assets outstanding at Jan. 1	$(59)	$17
Contracts realized or settled during the period	—	(4)
Commodity trading contract additions and changes during the period	1	1
Fair value of commodity trading net contract (liabilities) assets outstanding at March 31	$(58)	$14
At March 31, 2020, a 10% increase in market prices for commodity trading contracts would increase pre-tax income from continuing operations by approximately $9 million, whereas a 10% decrease would decrease pre-tax income from continuing operations by approximately $9 million. At March 31, 2019, a 10% increase in market prices for commodity trading contracts would increase pre-tax income from continuing operations by approximately $8 million, whereas a 10% decrease would decrease pre-tax income from continuing operations by approximately $8 million.
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
The VaRs for the NSP-Minnesota and PSCo commodity trading operations, excluding both non-derivative transactions and derivative transactions designated as normal purchase, normal sales, calculated on a consolidated basis using a Monte Carlo simulation with a 95% confidence level and a one-day holding period, were as follows:

(Millions of Dollars)	Three Months Ended March 31	VaR Limit	Average	High	Low
2020	$0.8	$3.0	$0.5	$1.0	$0.3
2019	1.1	3.0	1.9	4.4	1.0
In November 2018, management temporarily increased the VaR limit to accommodate a 10-year transaction. NSP-Minnesota systematically hedging the transaction and the consolidated VaR returned below $3 million in early January 2019.

Nuclear Fuel Supply — NSP-Minnesota has contracted for approximately 51% of its 2020 enriched nuclear material requirements from sources that could be impacted by sanctions against entities doing business with Iran. Those sanctions may impact the supply of enriched nuclear material supplied from Russia.  Long-term, through 2030, NSP-Minnesota is scheduled to take delivery of approximately 30% of its average enriched nuclear material requirements from these sources. Alternate potential sources provide the flexibility to manage NSP-Minnesota’s nuclear fuel supply. NSP-Minnesota periodically assesses if further actions are required to assure a secure supply of enriched nuclear material.
Interest Rate Risk — Xcel Energy is subject to interest rate risk. Our risk management policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives such as swaps, caps, collars and put or call options.
At March 31, 2020 and 2019, a 100-basis-point change in the benchmark rate on Xcel Energy’s variable rate debt would impact pre-tax interest expense annually by approximately $21 million and $13 million, respectively.
See Note 8 to the consolidated financial statements for a discussion of Xcel Energy Inc. and its subsidiaries’ interest rate derivatives.
NSP-Minnesota maintains a nuclear decommissioning fund, as required by the NRC. The nuclear decommissioning fund is subject to interest rate risk and equity price risk. The fund is invested in a diversified portfolio of cash equivalents, debt securities, equity securities, and other investments. These investments may be used only for purpose of decommissioning NSP‑Minnesota’s nuclear generating plants.
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
At March 31, 2020, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $21 million, while a decrease in prices of 10% would have resulted in an immaterial decrease in credit exposure. At March 31, 2019, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $29 million, while a decrease in prices of 10% would have resulted in an increase in credit exposure of $7 million.
Xcel Energy conducts credit reviews for all counterparties and employs credit risk control, such as letters of credit, parental guarantees, master netting agreements and termination provisions. Credit exposure is monitored and when necessary, the activity with a specific counterparty is limited until credit enhancement is provided. Distress in the financial markets could increase our credit risk.

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
Commodity Derivatives — Xcel Energy monitors the creditworthiness of the counterparties to its commodity derivative contracts and assesses each counterparty’s ability to perform on the transactions. The impact of discounting commodity derivative assets for counterparty credit risk was not material to the fair value of commodity derivative assets at March 31, 2020.
Adjustments to fair value for credit risk of commodity trading instruments are recorded in electric revenues. Credit risk adjustments for other commodity derivative instruments are deferred as other comprehensive income or deferred as regulatory assets and liabilities. Classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms. The impact of discounting commodity derivative liabilities for credit risk was immaterial at March 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Three Months Ended March 31
(Millions of Dollars)	2020	2019
Cash provided by operating activities	$669	$793
Net cash provided by operating activities decreased $124 million for the three months ended March 31, 2020 compared with the prior year. Decrease was primarily due to lower net income (excluding amounts related to non-cash operating activities (e.g., depreciation and amortization and deferred tax expenses)) and lower accounts payable due to a decrease in the cost of fuel.

	Three Months Ended March 31
(Millions of Dollars)	2020	2019
Cash used in investing activities	$(1,606)	$(852)
Net cash used in investing activities increased $754 million for the three months ended March 31, 2020 compared with the prior year. Increase was driven by capital expansion (primarily for wind projects) as well as the purchase of MEC in January 2020.

	Three Months Ended March 31
(Millions of Dollars)	2020	2019
Cash provided by financing activities	$933	$6
Net cash provided by financing activities increased $927 million for the three months ended March 31, 2020 compared with the prior year. Increase was primarily attributable to higher proceeds from issuances of short-term borrowings.
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

•	In January 2020, contributions of $150 million were made across four of Xcel Energy’s pension plans.

•	In 2019, contributions of $154 million were made across four of Xcel Energy’s pension plans.

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
Short-Term Investments — Xcel Energy Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS maintain cash operating and short-term investment accounts.
Revolving Credit Facilities — Xcel Energy Inc., NSP-Minnesota, PSCo and SPS each have the right to request an extension of the revolving credit facility for two additional one-year periods beyond the June 2024 termination date. NSP-Wisconsin has the right to request an extension of the revolving credit facility termination date for an additional one-year period. All extension requests are subject to majority bank group approval.
As of May 4, 2020, Xcel Energy Inc. and its utility subsidiaries had the following committed credit facilities available to meet liquidity needs:

(Millions of Dollars)	Credit Facility (a)	Drawn (b)	Available	Cash	Liquidity
Xcel Energy Inc.	$1,250	$107	$1,143	$311	$1,454
PSCo	700	117	583	1	584
NSP-Minnesota	500	10	490	52	542
SPS	500	126	374	1	375
NSP-Wisconsin	150	55	95	1	96
Total	$3,100	$415	$2,685	$366	$3,051

(a)	Credit facilities expire in June 2024.

(b)	Includes outstanding commercial paper and letters of credit.
Bilateral Credit Agreement
In March 2019, NSP-Minnesota entered into a one-year uncommitted bilateral credit agreement. The credit agreement is limited in use to support letters of credit. In March 2020, NSP-Minnesota renewed its bilateral credit agreement for an additional one-year term.
As of March 31, 2020, NSP-Minnesota’s outstanding letters of credit under the Bilateral Credit Agreement were as follows:

(Millions of Dollars)	Limit	Amount Outstanding	Available
NSP-Minnesota	$75	$26	$49

Short-Term Debt — Xcel Energy Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS each have individual commercial paper programs. The authorized levels for these commercial paper programs are:

•	$1.25 billion for Xcel Energy Inc.;

•	$700 million for PSCo;

•	$500 million for NSP-Minnesota;

•	$500 million for SPS; and

•	$150 million for NSP-Wisconsin.
In addition, in December 2019, Xcel Energy Inc. entered into a $500 million 364-Day Term Loan Agreement that matures Dec. 1, 2020. Xcel Energy has an option to request an extension through Nov. 30, 2021. In March 2020, Xcel Energy Inc. entered into a $700 million 364-Day Term Loan Agreement that matures March 22, 2021. Xcel Energy has an option to request an extension through March 21, 2022.
Short-term debt outstanding for Xcel Energy was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2020	Year Ended Dec. 31, 2019
Borrowing limit	$4,300	$3,600
Amount outstanding at period end	1,765	595
Average amount outstanding	1,404	1,115
Maximum amount outstanding	2,080	1,780
Weighted average interest rate, computed on a daily basis	2.05%	2.72%
Weighted average interest rate at period end	1.96	2.34
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
2020 Planned Financing Activity — During 2020, Xcel Energy plans to issue approximately $75 to $80 million of equity through the DRIP and benefit programs. In addition, Xcel Energy Inc. and its utility subsidiaries issued or anticipate issuing the following debt securities:

Issuer	Security	Amount		Status	Tenor	Coupon
Xcel Energy Inc.	Senior Unsecured Notes	$600	million	Completed	10 Year	3.4%
NSP-Minnesota	First Mortgage Bonds	700	million	Pending	N/A	N/A
NSP-Wisconsin	First Mortgage Bonds	100	million	Pending	N/A	N/A
PSCo	First Mortgage Bonds	750	million	Pending	N/A	N/A
SPS	First Mortgage Bonds	350	million	Pending	N/A	N/A
Financing plans are subject to change, depending on capital expenditures, internal cash generation, market conditions and other factors.
Forward Equity Agreements — In November 2019 Xcel Energy Inc. entered into forward equity agreements in connection with a completed $743 million public offering of 11.8 million shares of common stock.

Off-Balance-Sheet Arrangements
Xcel Energy does not have any off-balance-sheet arrangements, other than those currently disclosed, that have or are reasonably likely to have a current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Earnings Guidance and Long-Term EPS and Dividend Growth Rate Objectives
Xcel Energy 2020 Earnings Guidance — Xcel Energy reaffirms 2020 EPS earnings guidance of $2.73 to $2.83 per share (a) (b), which assumes the implementation of contingency plans will be sufficient to offset the negative impacts of COVID-19 under the base case scenario. However, these contingency plans would not be sufficient to offset the negative impacts of COVID-19 under the severe scenario, which would likely result in earnings below the guidance range.
Key assumptions as compared with 2019 levels unless noted:

•	Constructive outcomes in all rate case and regulatory proceedings.

•	Normal weather patterns for the remainder of the year.

•	Weather-normalized retail electric sales are projected to decline ~4%, under the base case scenario.

•	Weather-normalized retail firm natural gas sales are projected to decline ~1%, under the base case scenario.

•	Capital rider revenue is projected to increase $45 million to $55 million (net of PTCs). PTCs are credited to customers, through capital riders and reductions to electric margin.

•	O&M expenses are projected to decline approximately 4% to 5% under the base case scenario.

•	Depreciation expense is projected to increase approximately $160 million to $170 million.

•	Property taxes are projected to increase approximately $35 million to $45 million.

•	Interest expense (net of AFUDC - debt) is projected to increase $60 million to $70 million.

•	AFUDC - equity is projected to increase approximately $25 million to $35 million.

•	The ETR is projected to be approximately 0%. The ETR reflects benefits of PTCs which are credited to customers through electric margin and will not have a material impact on net income.

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

(b)
The global outbreak of COVID-19 is currently impacting countries, communities, supply chains and markets. The ultimate severity of this event is uncertain and could have a material impact on our liquidity, financial condition, or results of operations.

Long-Term EPS and Dividend Growth Rate Objectives — Xcel Energy expects to deliver an attractive total return to our shareholders through a combination of earnings growth and dividend yield, based on the following long-term objectives:

•	Deliver long-term annual EPS growth of 5% to 7% based off of a 2019 base of $2.60 per share, which represents the mid-point of the original 2019 guidance range of $2.55 to $2.65 per share;

•	Deliver annual dividend increases of 5% to 7%;

•	Target a dividend payout ratio of 60% to 70%; and

•	Maintain senior secured debt credit ratings in the A range.

COVID-19
The global outbreak of the COVID-19 pandemic has adversely impacted economic conditions worldwide. Efforts to control the spread of COVID-19 have led to shutdowns or curtailments of various industries, disrupting supply chains and markets. Beginning in mid-March, wide-spread government mandates (e.g., shelter-in-place) or other initiatives impacted our service territories. COVID-19 did not significantly impact first quarter 2020 results, but could have a material impact on our financial results in the future.
An overview of certain risk considerations or areas which have or could significantly impact us, is as follows:
Sales — In the first quarter of 2020, Xcel Energy experienced a decline in weather and leap year adjusted sales. The decline in sales was primarily due to pandemic related mandates implemented in March 2020 involving the temporary closure of non-essential businesses and state directives for individuals to stay-at-home. We experienced a substantive decline in April sales and expect that our future sales will be impacted due to stay-at-home and closure provisions in place and the impact of COVID-19 on the economy and its ultimate recovery.
Xcel Energy has decoupling and sales true-up mechanisms in Minnesota (all electric classes) and Colorado (residential and non-demand SC&I electric classes), which mitigate the impact of changes to sales levels as compared to a base line.
The following scenarios outline the potential impact of the pandemic on electric and natural gas sales and EPS, based on various assumptions of the duration of the stay-at-home provisions and economic recovery:

•
Mild Scenario (severe impact through May with a V-shaped economic recovery), resulting in the following change in electric sales for 2020: an increase of approximately 1% in residential; a decline of approximately 4% in C&I; and a decline in total retail electric sales of approximately 2%. This sales decline would reduce EPS by approximately $0.11.

•
Base Case Scenario (severe impact through the second quarter with slower U-shaped recovery with lingering effects throughout 2020), resulting in the following change in electric sales for 2020: an increase of approximately 1% in residential; a decline of approximately 6% in C&I; and a decline in total retail electric sales of approximately 4%. This sales decline would reduce EPS by approximately $0.17.

•
Severe Scenario (severe impact through the third quarter followed by protracted challenged L-shaped recovery), resulting in the following change in electric sales for 2020: an increase of approximately 1% in residential; a decline of approximately 12% in C&I; and a decline in total retail electric sales of approximately 8%. This sales decline would reduce EPS by approximately $0.37.

•	The mild, base case and severe scenarios include a decrease in natural gas sales of 0%, 1% and 2%, respectively.

•	Potential impacts due to other items could have negative EPS impact of $0.02 to $0.05, assuming constructive regulatory treatment.
Bad Debt — In March 2020, Xcel Energy announced it would not disconnect residential customers’ electric or natural gas service during the virus outbreak. Certain states have issued additional limitations on charging late fees and extended protection to other customer classes. Bad debt expense could significantly increase due to regulatory orders, pandemic related economic impacts and customers hardship. However, several of our commissions are allowing the deferral of incremental COVID-19 related expense, including bad debt expense as discussed further under Regulatory.

Regulatory — Xcel Energy has received orders in Wisconsin, Texas and Michigan, allowing regulatory deferral of incremental COVID-19 costs as a regulatory asset subject to future determination of amount and timing of recovery. Costs include, but are not limited to, suspension of disconnections, waived late fees and other costs and/or foregone revenues. In addition, the Company has filed requests in Colorado, Minnesota, North Dakota, New Mexico and South Dakota to record a regulatory asset and defer all incremental expenses related to the pandemic.
We will continue to monitor these costs and assess whether the actions of the regulator provide the evidence necessary to defer amounts as regulatory assets. Xcel Energy serves the majority of its wholesale customers under formula transmission and production rates which true-up rates to actual costs to serve.
Contingency Plan — We are implementing contingency plans to reduce costs to offset the negative impact of COVID-19. Actions include reductions of employee expenses, consulting, variable compensation, delays of certain work activities, attrition and implementation of a hiring freeze. Based on these actions, our base case assumption is that 2020 O&M expenses will decline 4% to 5% compared with 2019. The ultimate level of O&M expenses will be dependent on actual sales levels.
In addition, we have received orders allowing the deferral of incremental pandemic related expenses in Texas, Wisconsin and Michigan.  We are seeking regulatory authority to defer incremental expense in Minnesota, Colorado and other states.
We believe we can deliver earnings within our 2020 guidance range based on implementing contingency plans to offset the impact of the pandemic on sales and expense levels under the base case scenario. However, our contingency plans may not be able to offset the negative impact of COVID-19 under a severe scenario.
Supply Chain and Capital Expenditures — Xcel Energy’s ability to meet customer energy requirements, respond to storm-related disruptions and maintain our capital expenditure program are dependent on maintaining an efficient supply chain. During the first quarter of 2020, Xcel Energy did not experience any material supply chain, contractor or employee disruptions that prevented us from performing maintenance or construction activity. As a result, we have not significantly adjusted our 2020 capital expenditure plan.
However, the situation is fluid and in April we were informed of supply chain disruptions, which will likely result in delays in the completion of two of our wind farms into 2021. We are working through these challenges to try to complete the projects this year, however, we believe these wind farms would meet the IRS continuous efforts criteria and qualify for 100% PTC benefit even if completed in 2021.
Pension — The funded status of the Xcel Energy pension plans was approximately 90% in January 2020.  The funded status of the pension plan is estimated to be in the low 80% range, based on market conditions as of early May 2020.
Our disciplined pension plan management practices include maintaining a well-diversified growth portfolio across a diverse set of asset classes and an allocation to interest rate hedging instruments. Xcel Energy does not expect any material changes to its pension funding requirement at this time. In addition, Xcel Energy has pension trackers in Colorado and Texas, which allow us to defer amounts that are above or below a baseline.

Liquidity — Xcel Energy has taken steps to enhance its liquidity and believes it has more than adequate liquidity.
As a result of these actions, Xcel Energy currently has $3.1 billion of available liquidity. In addition, there are other items that will enhance liquidity.

•
Xcel Energy has an outstanding forward equity agreement in connection with a $743 million public offering of 11.8 million shares. These shares have not been issued and we expect to settle this equity forward later in 2020.

•
The MEC sale will result in approximately $650 million of additional funds, after our previously-announced planned corporate giving, that can be used for general corporate purposes and enhanced liquidity.

•	Xcel Energy continues to have access to the capital markets on favorable terms.
Customer Service & Reliability — Xcel Energy remains committed to continuing to safely deliver reliable services to our customers as families and communities face the COVID-19 pandemic. We have exercised our business continuity plans to safely serve our customers, protect our employees and ensure critical positions remain staffed.
Key actions include:

•	Executing work-from-home practices for employees who can do their work remotely;

•	Enhancing cleaning practices within our facilities;

•	Providing proper personal protective equipment and following CDC and state guidelines;

•	Conducting employee temperature checks;

•	Changing work practices to promote social distancing;

•	Splitting crews and staggering work times;

•	Limiting employee entry into customer homes to emergency situations only; and

•	Reminding customers of increased risks of scam activity.
Employees — The health and safety of our workforce is one of our core values, and we have taken several actions that reflect that during this pandemic:

•	Continued pay for employees who have been quarantined;

•	Expanded medical plan coverage for employees and their families to include 100% of COVID-19 medical costs;

•	Offered up to an additional 80 hours of paid time off to employees for pandemic related illness;

•	Expanded eligibility for our paid time off donation program to employees who have or are caring for a family member who has been diagnosed with the virus;

•	Offered new anxiety and stress management tools, in addition to our existing Employee Assistance Program; and

•	Provided resources and educational materials to support employees adjusting to distance learning with their children.
Communities — Xcel Energy is committed to the communities in which we operate. Early actions include the following:

•
Plan to donate approximately $20 million in corporate giving, including COVID-19 relief in 2020.  Along with the Xcel Energy Foundation, we have already donated approximately $1.5 million to support pandemic relief efforts across our eight-state footprint and implemented a virtual volunteering program;

•
Donated over 300,000 masks to hospitals in the communities we serve; and launched a special $300,000 COVID-19 two-to-one matching campaign, which provides a match for employee donations to impacted non-profit organizations, in addition to our standard employee matching gift programs; and

•
Submitted a proposal to reduce our approved 2020 Fuel Forecast by $25 million to provide immediate relief to our Minnesota customers during the pandemic and resulting economic downturn, which will be implemented across the three summer months equally.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes from Derivatives, Risk Management and Market Risk from our 2019 Form 10-K.

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
As of March 31, 2020, based on an evaluation carried out under the supervision and with the participation of Xcel Energy’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that Xcel Energy’s disclosure controls and procedures were effective.
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

ITEM 1A — RISK FACTORS
There have been no material changes from the risk factors disclosed in the 2019 Form 10-K except as follows:
We face risks related to health epidemics and other outbreaks, which may have a material effect on our financial condition, results of operations and cash flows.
The global outbreak of COVID-19 is currently impacting countries, communities, supply chains and markets. COVID-19 has not had a material impact on our first quarter results; however, we did experience a substantive drop in our sales in April. The severity of the outbreak is uncertain and we cannot ultimately predict whether it will have a material impact on our liquidity, financial condition, or results of operations. Nor can we predict the impact of the virus on the health of our employees, our supply chain or our ability to recover higher costs associated with managing through the pandemic.
Xcel Energy’s risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2019, which is incorporated herein by reference, as well as other information set forth in this report, which could have a material impact on our financial condition, results of operations and cash flows.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about our purchases of equity securities that are registered by Xcel Energy Inc. pursuant to Section 12 of the Exchange Act for the quarter ended March 31, 2020:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
Jan. 1, 2020 - Jan. 31, 2020	—	$—	—	—
Feb. 1, 2020 - Feb. 29, 2020	—	—	—	—
March 1, 2020 - March 31, 2020 (a)	6,394	62.32	—	—
Total	6,394		—	—

(a)	Xcel Energy Inc. withholds stock to satisfy tax withholding obligations on vesting of awards of restricted stock under the Xcel Energy Executive Annual Incentive Award Plan.

ITEM 6 — EXHIBITS
* Indicates incorporation by reference
+ Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation of Xcel Energy Inc.	Xcel Energy Inc. Form 8-K dated May 16, 2012	001-03034	3.01
3.02*	Bylaws of Xcel Energy Inc. as Amended on April 3, 2020	Xcel Energy Inc Form 8-K dated April 3, 2020	001-03034	3.01
4.01*	Supplemental Indenture No. 13, dated as of April 1, 2020 between Xcel Energy Inc. and Wells Fargo Bank, National Association as Trustee	Xcel Energy Inc. Form 8-K dated April 1, 2020	001-03034	4.01
10.01*	364-Day Term Loan Agreement dated as of March 23, 2020 among Xcel Energy Inc. as Borrower, the several lenders from time to time parties thereto, and U.S. Bank National Association, as Administrative Agent	Xcel Energy Inc. Form 8-K dated March 23, 2020	001-03034	10.01
10.02+	Eighth Amendment to the Xcel Energy Senior Executive Severance and Change-In-Control Policy
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XCEL ENERGY INC.

May 7, 2020	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)