Form 10-Q
period 2020-06-30
XCEL ENERGY INC
filed 2020-07-31
CIK 72903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2020
Common Stock, $2.50 par value	525,342,304 shares

This Form 10-Q is filed by Xcel Energy Inc. Additional information is available on various filings with the Securities and Exchange Commission (SEC).

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
e prime	e prime inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Co.
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
WGI	West Gas Interstate
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
CPUC	Colorado Public Utilities Commission
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
DOC	Department of Commerce
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
MPUC	Minnesota Public Utilities Commission
NMPRC	New Mexico Public Regulation Commission
NRC	Nuclear Regulatory Commission
OAG	Minnesota Office of the Attorney General
PSCW	Public Service Commission of Wisconsin
PUCT	Public Utility Commission of Texas
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
DSM	Demand side management
FCA	Fuel clause adjustment
FPPCAC	Fuel and purchased power cost adjustment clause
GUIC	Gas utility infrastructure cost rider
RES	Renewable energy standard
TCR	Transmission cost recovery adjustment

Other
AFUDC	Allowance for funds used during construction
ALJ	Administrative Law Judge
ASC	FASB Accounting Standards Codification
C&I	Commercial and Industrial
CCR	Coal combustion residual
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the EPA regulating the management, storage and disposal of CCRs as a nonhazardous waste
CDD	Cooling degree-days
CEO	Chief executive officer
CFO	Chief financial officer
COVID-19	Novel coronavirus
CWIP	Construction work in progress
DRIP	Dividend Reinvestment and Stock Purchase Program
EPS	Earnings per share
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
FTR	Financial transmission right
GAAP	Generally accepted accounting principles
GE	General Electric
HDD	Heating degree-days
IPP	Independent power producing entity
LLC	Limited liability company
MDL	Multi district litigation
MEC	Mankato Energy Center
MGP	Manufactured gas plant

MISO	Midcontinent Independent System Operator, Inc.
NAV	Net asset value
NOL	Net operating loss
O&M	Operating and maintenance
OATT	Open Access Transmission Tariff
PPA	Power purchase agreement
PTC	Production tax credit
ROE	Return on equity
ROFR	Right-of-first refusal
RTO	Regional Transmission Organization
SMMPA	Southern Minnesota Municipal Power Agency
SPP	Southwest Power Pool, Inc.
THI	Temperature-humidity index
TOs	Transmission owners
VIE	Variable interest entity

Measurements
KV	Kilovolts
MW	Megawatts

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

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Operating revenues
Electric	$2,286	$2,249	$4,489	$4,574
Natural gas	280	308	863	1,102
Other	20	20	45	42
Total operating revenues	2,586	2,577	5,397	5,718

Operating expenses
Electric fuel and purchased power	833	813	1,630	1,727
Cost of natural gas sold and transported	86	112	371	591
Cost of sales — other	8	10	17	19
Operating and maintenance expenses	550	586	1,129	1,184
Conservation and demand side management expenses	68	65	142	137
Depreciation and amortization	473	439	936	872
Taxes (other than income taxes)	146	142	295	292
Total operating expenses	2,164	2,167	4,520	4,822

Operating income	422	410	877	896

Other income (expense), net	5	2	(7)	6
Equity earnings of unconsolidated subsidiaries	6	9	17	19
Allowance for funds used during construction — equity	37	20	61	40

Interest charges and financing costs
Interest charges — includes other financing costs of $7, $6, $14 and $13, respectively	208	189	407	379
Allowance for funds used during construction — debt	(12)	(10)	(22)	(20)
Total interest charges and financing costs	196	179	385	359

Income before income taxes	274	262	563	602
Income tax (benefit) expense	(13)	24	(19)	49
Net income	$287	$238	$582	$553

Weighted average common shares outstanding:
Basic	527	516	526	515
Diluted	527	518	527	517

Earnings per average common share:
Basic	$0.54	$0.46	$1.10	$1.07
Diluted	0.54	0.46	1.10	1.07

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Net income	$287	$238	$582	$553
Other comprehensive income (loss)
Pension and retiree medical benefits:
Net pension and retiree medical gains arising during the period, net of tax of $—, $—, $— and $1, respectively	—	1	—	3
Reclassifications of loss to net income, net of tax of $1, $—, $1 and $—, respectively	2	—	3	1
Derivative instruments:
Net fair value decrease, net of tax of $—, $(3), $(3) and $(5), respectively	—	(10)	(10)	(17)
Reclassification of loss to net income, net of tax of $1, $—, $1 and $—, respectively	1	1	3	2

Total other comprehensive income (loss)	3	(8)	(4)	(11)
Total comprehensive income	$290	$230	$578	$542

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Six Months Ended June 30
	2020	2019
Operating activities
Net income	$582	$553
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	942	881
Nuclear fuel amortization	65	58
Deferred income taxes	—	47
Allowance for equity funds used during construction	(61)	(40)
Equity earnings of unconsolidated subsidiaries	(17)	(19)
Dividends from unconsolidated subsidiaries	21	20
Provision for bad debts	26	17
Share-based compensation expense	41	35
Changes in operating assets and liabilities:
Accounts receivable	19	105
Accrued unbilled revenues	97	115
Inventories	15	25
Other current assets	7	19
Accounts payable	(160)	(157)
Net regulatory assets and liabilities	12	25
Other current liabilities	(241)	(195)
Pension and other employee benefit obligations	(146)	(139)
Other, net	(54)	(16)
Net cash provided by operating activities	1,148	1,334

Investing activities
Capital/construction expenditures	(2,569)	(1,689)
Purchases of investment securities	(1,160)	(488)
Proceeds from the sale of investment securities	1,150	478
Other, net	(1)	(9)
Net cash used in investing activities	(2,580)	(1,708)

Financing activities
Proceeds from short-term borrowings, net	815	559
Proceeds from issuances of long-term debt	2,447	819
Repayments of long-term debt, including reacquisition premiums	—	(400)
Dividends paid	(421)	(387)
Other, net	(23)	(11)
Net cash provided by financing activities	2,818	580

Net change in cash, cash equivalents and restricted cash	1,386	206
Cash, cash equivalents and restricted cash at beginning of period	248	147
Cash, cash equivalents and restricted cash at end of period (a)	$1,634	$353

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(364)	$(344)
Cash (paid) received for income taxes, net	(10)	54

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$436	$304
Inventory transfers to property, plant and equipment	194	40
Operating lease right-of-use assets	8	1,843
Allowance for equity funds used during construction	61	40
Issuance of common stock for equity awards	35	32

(a) As of June 30, 2020, $9 million of cash was recorded in Prepayments and other current assets related to MEC.

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	June 30, 2020	Dec. 31, 2019
Assets
Current assets
Cash and cash equivalents	$1,625	$248
Accounts receivable, net	799	837
Accrued unbilled revenues	613	713
Inventories	487	544
Regulatory assets	513	488
Derivative instruments	72	55
Prepaid taxes	73	43
Prepayments and other	208	185
Total current assets	4,390	3,113

Property, plant and equipment, net	41,124	39,483

Other assets
Nuclear decommissioning fund and other investments	2,683	2,731
Regulatory assets	2,973	2,935
Derivative instruments	38	22
Operating lease right-of-use assets	1,229	1,672
Other	1,019	492
Total other assets	7,942	7,852
Total assets	$53,456	$50,448

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$1,101	$702
Short-term debt	1,410	595
Accounts payable	1,188	1,294
Regulatory liabilities	420	407
Taxes accrued	343	466
Accrued interest	200	192
Dividends payable	226	212
Derivative instruments	40	38
Operating lease liabilities	149	194
Other	396	468
Total current liabilities	5,473	4,568

Deferred credits and other liabilities
Deferred income taxes	4,569	4,509
Deferred investment tax credits	47	49
Regulatory liabilities	5,310	5,077
Asset retirement obligations	2,881	2,701
Derivative instruments	181	175
Customer advances	201	203
Pension and employee benefit obligations	636	785
Operating lease liabilities	1,125	1,549
Other	185	186
Total deferred credits and other liabilities	15,135	15,234

Commitments and contingencies
Capitalization
Long-term debt	19,463	17,407
Common stock — 1,000,000,000 shares authorized of $2.50 par value; 525,204,978 and 524,539,000 shares outstanding at June 30, 2020 and Dec. 31, 2019, respectively	1,313	1,311
Additional paid in capital	6,679	6,656
Retained earnings	5,538	5,413
Accumulated other comprehensive loss	(145)	(141)
Total common stockholders’ equity	13,385	13,239
Total liabilities and equity	$53,456	$50,448

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)
(amounts in millions, shares in thousands)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholders’ Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended June 30, 2020 and 2019
Balance at March 31, 2019	514,668	$1,287	$6,173	$4,996	$(127)	$12,329
Net income				238		238
Other comprehensive loss					(8)	(8)
Dividends declared on common stock ($0.41 per share)				(209)		(209)
Issuances of common stock	197	—	10			10
Share-based compensation			7	(1)		6
Balance at June 30, 2019	514,865	$1,287	$6,190	$5,024	$(135)	$12,366

Balance at March 31, 2020	525,034	$1,313	$6,659	$5,478	$(148)	$13,302
Net income				287		287
Other comprehensive income					3	3
Dividends declared on common stock ($0.43 per share)				(226)		(226)
Issuances of common stock	171	—	11			11
Share-based compensation			9	(1)		8
Balance at June 30, 2020	525,205	$1,313	$6,679	$5,538	$(145)	$13,385

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholders’ Equity
	Shares	Par Value	Additional Paid In Capital
Six Months Ended June 30, 2020 and 2019
Balance at Dec. 31, 2018	514,037	$1,285	$6,168	$4,893	$(124)	$12,222
Net income				553		553
Other comprehensive loss					(11)	(11)
Dividends declared on common stock ($0.81 per share)				(419)		(419)
Issuances of common stock	834	2	20			22
Repurchases of common stock	(6)	—	—			—
Share-based compensation			2	(3)		(1)
Balance at June 30, 2019	514,865	$1,287	$6,190	$5,024	$(135)	$12,366

Balance at Dec. 31, 2019	524,539	$1,311	$6,656	$5,413	$(141)	$13,239
Net income				582		582
Other comprehensive loss					(4)	(4)
Dividends declared on common stock ($0.86 per share)				(453)		(453)
Issuances of common stock	666	2	21			23
Share-based compensation			2	(2)		—
Adoption of ASC Topic 326				(2)		(2)
Balance at June 30, 2020	525,205	$1,313	$6,679	$5,538	$(145)	$13,385

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with U.S. GAAP, the financial position of Xcel Energy Inc. and its subsidiaries as of June 30, 2020 and Dec. 31, 2019; the results of its operations, including the components of net income and comprehensive income, and changes in stockholders’ equity for the three and six months ended June 30, 2020 and 2019; and its cash flows for the six months ended June 30, 2020 and 2019.
All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after June 30, 2020, up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2019, balance sheet information has been derived from the audited 2019 consolidated financial statements included in the Xcel Energy Inc. Annual Report on Form 10-K for the year ended Dec. 31, 2019.
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
Xcel Energy implemented the guidance using a modified-retrospective approach, recognizing a cumulative effect charge of $2 million (after tax) to retained earnings on Jan. 1, 2020. Other than first-time recognition of an allowance for doubtful accounts on accrued unbilled revenues, the Jan. 1, 2020, adoption of ASC Topic 326 did not have a significant impact on Xcel Energy’s consolidated financial statements.

3. Selected Balance Sheet Data

(Millions of Dollars)	June 30, 2020	Dec. 31, 2019
Accounts receivable, net
Accounts receivable	$859	$892
Less allowance for bad debts	(60)	(55)
Accounts receivable, net	$799	$837

(Millions of Dollars)	June 30, 2020	Dec. 31, 2019
Inventories
Materials and supplies	$277	$270
Fuel	173	191
Natural gas	37	83
Total inventories	$487	$544

(Millions of Dollars)	June 30, 2020	Dec. 31, 2019
Property, plant and equipment, net
Electric plant	$45,413	$44,355
Natural gas plant	6,747	6,560
Common and other property	2,385	2,341
Plant to be retired (a)	292	259
CWIP	3,060	2,329
Total property, plant and equipment	57,897	55,844
Less accumulated depreciation	(17,097)	(16,735)
Nuclear fuel	2,925	2,909
Less accumulated amortization	(2,601)	(2,535)
Property, plant and equipment, net	$41,124	$39,483
(a)In 2018, the CPUC approved early retirement of PSCo’s Comanche Units 1 and 2 in approximately 2022 and 2025, respectively. PSCo also expects Craig Unit 1 to be retired early in 2025. Amounts are presented net of accumulated depreciation.

4. Borrowings and Other Financing Instruments
Short-Term Borrowings
Short-Term Debt — Xcel Energy Inc. and its utility subsidiaries meet their short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under their credit facilities and term loan agreements.
Commercial paper and term loan borrowings outstanding for Xcel Energy were as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2020	Year Ended Dec. 31, 2019
Borrowing limit	$4,300	$3,600
Amount outstanding at period end	1,410	595
Average amount outstanding	1,496	1,115
Maximum amount outstanding	1,770	1,780
Weighted average interest rate, computed on a daily basis	1.65%	2.72%
Weighted average interest rate at period end	0.76	2.34
Letters of Credit — Xcel Energy Inc. and its subsidiaries use letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At both June 30, 2020 and Dec. 31, 2019, there were $20 million of letters of credit outstanding under the credit facilities. The contract amounts of these letters of credit approximate their fair value and are subject to fees.

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
As of June 30, 2020, Xcel Energy Inc. and its utility subsidiaries had the following committed revolving credit facilities available:

(Millions of Dollars)	Credit Facility (a)	Outstanding (b)	Available
Xcel Energy Inc.	$1,250	$210	$1,040
PSCo	700	8	692
NSP-Minnesota	500	2	498
SPS	500	10	490
NSP-Wisconsin	150	—	150
Total	$3,100	$230	$2,870
(a)Expires in June 2024.
(b)Includes outstanding commercial paper and letters of credit.
Xcel Energy Inc., NSP-Minnesota, PSCo, and SPS each have the right to request an extension of the revolving credit facility termination date for two additional one-year periods. NSP-Wisconsin has the right to request an extension of the revolving credit facility termination date for an additional one-year period. All extension requests are subject to majority bank group approval.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the respective credit facilities. Xcel Energy Inc. and its subsidiaries had no direct advances on the credit facilities outstanding as of June 30, 2020 and Dec. 31, 2019.
Term Loan Agreements — In December 2019, Xcel Energy Inc. entered into a $500 million 364-Day Term Loan Agreement that matures Dec. 1, 2020. Xcel Energy has an option to request an extension through Nov. 30, 2021. In March 2020, Xcel Energy Inc. entered into a $700 million, 364-Day Term Loan Agreement. The loan is unsecured and matures March 22, 2021. Xcel Energy has an option to request an extension through March 21, 2022. The term loans include one financial covenant, requiring Xcel Energy’s consolidated funded debt to total capitalization ratio to be less than or equal to 65 percent. Interest is at a rate equal to either the Eurodollar rate, plus 60.0 basis points, or an alternate base rate.
As of June 30, 2020, Xcel Energy Inc.’s term loan borrowings were as follows:

(Millions of Dollars)	Limit	Amount Used	Available
Xcel Energy Inc.	$1,200	$1,200	$—
Bilateral Credit Agreement
In March 2019, NSP-Minnesota entered into a one year uncommitted bilateral credit agreement. The credit agreement is limited in use to support letters of credit. In March 2020, NSP-Minnesota renewed its bilateral credit agreement for an additional one year term.
As of June 30, 2020, NSP-Minnesota’s outstanding letters of credit under the bilateral credit agreement were as follows:

(Millions of Dollars)	Limit	Amount Outstanding	Available
NSP-Minnesota	$75	$31	$44
Long-Term Borrowings
During the six months ended June 30, 2020, Xcel Energy Inc. and its utility subsidiaries issued the following:
•Xcel Energy Inc. issued $600 million of 3.40% senior unsecured notes due June 1, 2030;
•PSCo issued $375 million of 2.70% first mortgage bonds due Jan. 15, 2051 and $375 million of 1.90% first mortgage bonds due Jan. 15, 2031;
•SPS issued $350 million of 3.15% first mortgage bonds due May 1, 2050;
•NSP-Wisconsin issued $100 million of 3.05% first mortgage bonds due May 1, 2051; and
•NSP-Minnesota issued $700 million of 2.60% first mortgage bonds due June 1, 2051.
Forward Equity Agreements — In November 2019, Xcel Energy Inc. entered into forward sale agreements in connection with a completed $743 million public offering of 11.8 million shares of Xcel Energy common stock. The initial forward agreement was for 10.3 million shares with an additional agreement for 1.5 million shares that was exercised at the option of the banking counterparty.
At June 30, 2020, the forward agreements could have been settled with physical delivery of 11.8 million common shares to the banking counterparty in exchange for cash of $728 million. The forward instruments could also have been settled at June 30, 2020, with delivery of approximately $24 million of cash or approximately 0.4 million shares of common stock to the counterparty, if Xcel Energy unilaterally elected net cash or net share settlement, respectively.
The forward price used to determine amounts due at settlement is calculated based on the November 2019 public offering price for Xcel Energy’s common stock of $62.69, increased for the overnight bank funding rate, less a spread of 0.75% and less expected dividends on Xcel Energy’s common stock during the period the instruments are outstanding.
Xcel Energy may settle the agreements at any time up to the maturity date of Dec. 31, 2020. Depending on settlement timing, cash proceeds are expected to be approximately $720 million to $730 million.
Forward equity instruments were recognized within stockholders’ equity at fair value at execution of the agreements and will not be subsequently adjusted until settlement.
Other Equity — Xcel Energy Inc. issued $20 million and $19 million of equity through the DRIP during the six months ended June 30, 2020 and 2019, respectively. The program allows shareholders to elect dividend reinvestment in Xcel Energy Inc. common stock through a non-cash transaction.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. Xcel Energy’s operating revenues consists of the following:

	Three Months Ended June 30, 2020
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$718	$167	$10	$895
C&I	1,075	73	6	1,154
Other	31	—	1	32
Total retail	1,824	240	17	2,081
Wholesale	160	—	—	160
Transmission	153	—	—	153
Other	21	26	—	47
Total revenue from contracts with customers	2,158	266	17	2,441
Alternative revenue and other	128	14	3	145
Total revenues	$2,286	$280	$20	$2,586

	Three Months Ended June 30, 2019
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$624	$182	$10	$816
C&I	1,201	90	6	1,297
Other	31	—	1	32
Total retail	1,856	272	17	2,145
Wholesale	154	—	—	154
Transmission	127	—	—	127
Other	11	26	—	37
Total revenue from contracts with customers	2,148	298	17	2,463
Alternative revenue and other	101	10	3	114
Total revenues	$2,249	$308	$20	$2,577

	Six Months Ended June 30, 2020
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,394	$522	$21	$1,937
C&I	2,141	253	15	2,409
Other	60	—	2	62
Total retail	3,595	775	38	4,408
Wholesale	326	—	—	326
Transmission	285	—	—	285
Other	38	58	—	96
Total revenue from contracts with customers	4,244	833	38	5,115
Alternative revenue and other	245	30	7	282
Total revenues	$4,489	$863	$45	$5,397

	Six Months Ended June 30, 2019
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,351	$677	$19	$2,047
C&I	2,341	345	15	2,701
Other	63	—	2	65
Total retail	3,755	1,022	36	4,813
Wholesale	343	—	—	343
Transmission	258	—	—	258
Other	29	60	—	89
Total revenue from contracts with customers	4,385	1,082	36	5,503
Alternative revenue and other	189	20	6	215
Total revenues	$4,574	$1,102	$42	$5,718

6. Income Taxes
Note 7 to the consolidated financial statements included in Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2019, represents, in all material respects, the current status of other income tax matters except to the extent noted below, and are incorporated herein by reference.
The following table reconciles the difference between the statutory rate and the ETR:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%	21.0%
State tax (net of federal tax effect)	5.1	5.0	5.0	5.0
Decreases in tax from:
Wind PTCs	(21.1)	(11.9)	(19.1)	(10.0)
Plant regulatory differences (a)	(7.1)	(5.5)	(7.8)	(5.6)
Other tax credits, net NOL & tax credit allowances	(1.9)	(0.6)	(1.4)	(1.8)
Other (net)	(0.7)	1.2	(1.1)	(0.5)
Effective income tax rate	(4.7)%	9.2%	(3.4)%	8.1%
(a)  Regulatory differences for income tax primarily relate to the credit of excess deferred taxes to customers through the average rate assumption method. Income tax benefits associated with the credit of excess deferred credits are offset by corresponding revenue reductions.
Federal Audits — Statute of limitations applicable to Xcel Energy’s consolidated federal income tax returns expire as follows:

Tax Years	Expiration
2009 — 2013	September 2020
2014 — 2016	June 2021
In 2017, the IRS concluded the audit of tax years 2012 and 2013 and proposed an adjustment that would impact Xcel Energy’s NOL and ETR. Xcel Energy filed a protest with the IRS. In April 2020, Xcel Energy and Appeals reached an agreement and no material adjustments were required.
In 2018, the IRS began an audit of tax years 2014 - 2016. As of June 30, 2020, no adjustments have been proposed.
State Audits — Xcel Energy files consolidated state tax returns based on income in its major operating jurisdictions and various other state income-based tax returns.

As of June 30, 2020, Xcel Energy’s earliest open tax years (subject to examination by state taxing authorities in its major operating jurisdictions) were as follows:

State	Year
Colorado	2009
Minnesota	2009
Texas	2009
Wisconsin	2014
•In 2018, Wisconsin began an audit of tax years 2014 - 2016. As of June 30, 2020, no material adjustments have been proposed.
•No other state income tax audits were in progress as of June 30, 2020.
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
Unrecognized tax benefits — permanent vs. temporary:

(Millions of Dollars)	June 30, 2020	Dec. 31, 2019
Unrecognized tax benefit — Permanent tax positions	$36	$35
Unrecognized tax benefit — Temporary tax positions	10	9
Total unrecognized tax benefit	$46	$44
Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	June 30, 2020	Dec. 31, 2019
NOL and tax credit carryforwards	$(41)	$(40)
Net deferred tax liability associated with the unrecognized tax benefit amounts and related NOLs and tax credits carryforwards were $31 million at June 30, 2020 and $29 million at Dec. 31, 2019.
As the IRS and state audits progress, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $23 million in the next 12 months.
Payables for interest related to unrecognized tax benefits were not material and no amounts were accrued for penalties related to unrecognized tax benefits as of June 30, 2020 or Dec. 31, 2019.

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
Share-based compensation arrangements for which there is currently no dilutive impact to EPS include the following:
•Equity awards subject to a performance condition; included in common shares outstanding when all necessary conditions for settlement have been satisfied by the end of the reporting period; and
•Liability awards subject to a performance condition; any portions settled in shares are included in common shares outstanding upon settlement.
Diluted common shares outstanding included common stock equivalents of 0.5 million and 0.7 million for the three and six months ended June 30, 2020, respectively, and 1.8 million and 1.5 million for the three and six months ended June 30, 2019, respectively.

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
•Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices;
•Level 2 — Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reporting date. The types of assets and liabilities included in Level 2 are typically either comparable to actively traded securities or contracts, or priced with models using highly observable inputs; and
•Level 3 — Significant inputs to pricing have little or no observability as of the reporting date. The types of assets and liabilities included in Level 3 are those valued with models requiring significant management judgment or estimation.
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
Unrealized gains for the nuclear decommissioning fund were $637 million and $706 million as of June 30, 2020 and Dec. 31, 2019, respectively, and unrealized losses were $16 million and $6 million as of June 30, 2020 and Dec. 31, 2019, respectively.
Non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund:

	June 30, 2020
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$22	$22	$—	$—	$—	$22
Commingled funds	766	—	—	—	897	897
Debt securities	513	—	531	10	—	541
Equity securities	473	934	1	—	—	935
Total	$1,774	$956	$532	$10	$897	$2,395
(a) Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $155 million of equity investments in unconsolidated subsidiaries and $133 million of rabbi trust assets and miscellaneous investments.

	Dec. 31, 2019
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$33	$33	$—	$—	$—	$33
Commingled funds	733	—	—	—	935	935
Debt securities	489	—	495	13	—	508
Equity securities	485	962	2	—	—	964
Total	$1,740	$995	$497	$13	$935	$2,440
(a)Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $155 million of equity investments in unconsolidated subsidiaries and $136 million of rabbi trust assets and miscellaneous investments.
For the three and six months ended June 30, 2020 and 2019, there were immaterial Level 3 nuclear decommissioning fund investments or transfer of amounts between levels.
Contractual maturity dates of debt securities in the nuclear decommissioning fund as of June 30, 2020:

	Final Contractual Maturity
(Millions of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Debt securities	$(4)	$98	$212	$235	$541
Rabbi Trusts
Xcel Energy has established rabbi trusts to provide partial funding for future distributions of its supplemental executive retirement plan and deferred compensation plan.

Cost and fair value of assets held in rabbi trusts:

	June 30, 2020
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trusts (a)
Cash equivalents	$17	$17	$—	$—	$17
Mutual funds	57	61	—	—	61
Total	$74	$78	$—	$—	$78

	Dec. 31, 2019
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trusts (a)
Cash equivalents	$17	$17	$—	$—	$17
Mutual funds	57	65	—	—	65
Total	$74	$82	$—	$—	$82
(a) Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet.
Derivative Instruments Fair Value Measurements
Xcel Energy enters into derivative instruments, including forward contracts, futures, swaps and options, for trading purposes and to manage risk in connection with changes in interest rates, utility commodity prices and vehicle fuel prices.
Interest Rate Derivatives — Xcel Energy enters into various instruments that effectively fix the yield or price on a specified benchmark interest rate for an anticipated debt issuance for a specific period. These derivative instruments are generally designated as cash flow hedges for accounting purposes, with changes in fair value prior to settlement recorded as other comprehensive income.
As of June 30, 2020, accumulated other comprehensive loss related to settled interest rate derivatives included $5 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of June 30, 2020. Xcel Energy had no unsettled interest rate derivatives.
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
As of June 30, 2020, Xcel Energy had no commodity contracts designated as cash flow hedges.
Xcel Energy enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.
Gross notional amounts of commodity forwards, options and FTRs:

(Amounts in Millions) (a)(b)	June 30, 2020	Dec. 31, 2019
Megawatt hours of electricity	127	95
Million British thermal units of natural gas	153	110
(a)Not reflective of net positions in the underlying commodities.
(b)Notional amounts for options included on a gross basis but weighted for the probability of exercise.
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
As of June 30, 2020, six of Xcel Energy’s 10 most significant counterparties for these activities, comprising $152 million, or 57%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings. Three of the 10 most significant counterparties, comprising $36 million, or 14%, of this credit exposure, were not rated by these external agencies, but based on Xcel Energy’s internal analysis, had credit quality consistent with investment grade. One of these significant counterparties, comprising $13 million or 5% of this credit exposure, had credit quality less than investment grade, based on internal analysis. Eight of these significant counterparties are municipal or cooperative electric entities, RTOs or other utilities.

Impact of derivative activity:

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities
Three Months Ended June 30, 2020
Other derivative instruments
Natural gas commodity	$—	$(3)
Total	$—	$(3)

Six Months Ended June 30, 2020
Derivatives designated as cash flow hedges
Interest rate	$(13)	$—
Total	$(13)	$—
Other derivative instruments
Natural gas commodity	$—	$(3)
Total	$—	$(3)

Three Months Ended June 30, 2019
Derivatives designated as cash flow hedges
Interest rate	$(13)	$—
Total	$(13)	$—
Other derivative instruments
Electric commodity	$—	$26
Natural gas commodity	—	(2)
Total	$—	$24

Six Months Ended June 30, 2019
Derivatives designated as cash flow hedges
Interest rate	$(22)	$—
Total	$(22)	$—
Other derivative instruments
Electric commodity	$—	$4
Natural gas commodity	—	(2)
Total	$—	$2

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Three Months Ended June 30, 2020
Derivatives designated as cash flow hedges
Interest rate	$2	(a)	$—		$—
Total	$2		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$(3)	(b)
Electric commodity	—		(3)	(c)	—
Total	$—		$(3)		$(3)

Six Months Ended June 30, 2020
Derivatives designated as cash flow hedges
Interest rate	$4	(a)	$—		$—
Total	$4		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$(5)	(b)
Electric commodity	—		(7)	(c)	—
Natural gas commodity	—		5	(d)	(6)	(d)
Total	$—		$(2)		$(11)

Three Months Ended June 30, 2019
Derivatives designated as cash flow hedges
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$5	(b)
Total	$—		$—		$5

Six Months Ended June 30, 2019
Derivatives designated as cash flow hedges
Interest rate	$2	(a)	$—		$—
Total	$2		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$4	(b)
Electric commodity	—		1	(c)	—
Natural gas commodity	—		(1)	(d)	(4)	(d)
Total	$—		$—		$—
(a)Recorded to interest charges.
(b)Recorded to electric operating revenues. Portions of these gains and losses are subject to sharing with electric customers through margin-sharing mechanisms and deducted from gross revenue, as appropriate.
(c)Recorded to electric fuel and purchased power. These derivative settlement gains and losses are shared with electric customers through fuel and purchased energy cost-recovery mechanisms, and reclassified out of income as regulatory assets or liabilities, as appropriate.
(d)Amounts for both the three and six months ended June 30, 2020 and 2019 included no settlement gains or losses on derivatives entered to mitigate natural gas price risk for electric generation recorded to electric fuel and purchased power, subject to cost-recovery mechanisms and reclassified to a regulatory asset, as appropriate. Remaining settlement losses for both the three and six months ended June 30, 2020 and 2019 related to natural gas operations and were recorded to cost of natural gas sold and transported. These gains and losses are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset or liability, as appropriate.

Xcel Energy had no derivative instruments designated as fair value hedges during the three and six months ended June 30, 2020 and 2019.
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
As of June 30, 2020 and Dec. 31, 2019, there were $8 million and $7 million derivative instruments in a liability position with such underlying contract provisions, respectively. Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. Provisions allow counterparties to seek performance assurance, including cash collateral, in the event that a given utility subsidiary’s ability to fulfill its contractual obligations is reasonably expected to be impaired. Xcel Energy had no collateral posted related to adequate assurance clauses in derivative contracts as of June 30, 2020 and Dec. 31, 2019.
Recurring Fair Value Measurements — Derivative assets and liabilities measured at fair value on a recurring basis:

	June 30, 2020						Dec. 31, 2019
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$5	$52	$11	$68	$(50)	$18	$3	$51	$24	$78	$(52)	$26
Electric commodity	—	—	46	46	(2)	44	—	—	21	21	(1)	20
Natural gas commodity	—	7	—	7	—	7	—	6	—	6	—	6
Total current derivative assets	$5	$59	$57	$121	$(52)	69	$3	$57	$45	$105	$(53)	52
PPAs (b)						3						3
Current derivative instruments						$72						$55
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$11	$42	$23	$76	$(49)	$27	$9	$38	$7	$54	$(45)	$9
Total noncurrent derivative assets	$11	$42	$23	$76	$(49)	27	$9	$38	$7	$54	$(45)	9
PPAs (b)						11						13
Noncurrent derivative instruments						$38						$22

	June 30, 2020						Dec. 31, 2019
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Other derivative instruments:
Commodity trading	$6	$54	$8	$68	$(50)	$18	$4	$59	$15	$78	$(63)	$15
Electric commodity	—	—	2	2	(2)	—	—	—	1	1	(1)	—
Natural gas commodity	—	5	—	5	—	5	—	5	—	5	—	5
Total current derivative liabilities	$6	$59	$10	$75	$(52)	23	$4	$64	$16	$84	$(64)	20
PPAs (b)						17						18
Current derivative instruments						$40						$38
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$4	$95	$36	$135	$(20)	$115	$2	$79	$32	$113	$(13)	$100
Total noncurrent derivative liabilities	$4	$95	$36	$135	$(20)	115	$2	$79	$32	$113	$(13)	100
PPAs (b)						66						75
Noncurrent derivative instruments						$181						$175
(a)Xcel Energy nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at June 30, 2020 and Dec. 31, 2019. At both June 30, 2020 and Dec. 31, 2019, derivative assets and liabilities include $32 million of obligations to return cash collateral and rights to reclaim cash collateral of $4 million and $11 million, respectively. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)During 2006, Xcel Energy qualified these contracts under the normal purchase exception. Based on this qualification, contracts are no longer adjusted to fair value and the previous carrying value of these contracts is being amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Changes in Level 3 commodity derivatives:

	Three Months Ended June 30
(Millions of Dollars)	2020	2019
Balance at April 1	$4	$(7)
Purchases	37	34
Settlements	(25)	(16)
Net transactions recorded during the period:
Gains recognized in earnings (a)	9	7
Net gains recognized as regulatory assets and liabilities	9	10
Balance at June 30	$34	$28

	Six Months Ended June 30
(Millions of Dollars)	2020	2019
Balance at Jan. 1	$4	$29
Purchases	49	38
Settlements	(42)	(27)
Net transactions recorded during the period:
Gains (losses) recognized in earnings (a)	14	(11)
Net gains (losses) recognized as regulatory assets and liabilities	9	(1)
Balance at June 30	$34	$28
(a)Amounts relate to commodity derivatives held at the end of the period.
Xcel Energy recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three and six months ended June 30, 2020 and 2019.
Fair Value of Long-Term Debt
Other financial instruments which the carrying amount did not equal fair value:

	June 30, 2020		Dec. 31, 2019
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$20,564	$24,327	$18,109	$20,227
Fair value of Xcel Energy’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of June 30, 2020 and Dec. 31, 2019, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

9. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended June 30
	2020	2019	2020	2019
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$24	$22	$—	$—
Interest cost (a)	31	36	5	6
Expected return on plan assets (a)	(52)	(51)	(5)	(5)
Amortization of prior service credit (a)	(1)	(1)	(2)	(3)
Amortization of net loss (a)	25	22	1	1
Net periodic benefit cost (credit)	27	28	(1)	(1)
Credits not recognized due to effects of regulation	1	1	1	—
Net benefit cost (credit) recognized for financial reporting	$28	$29	$—	$(1)

	Six Months Ended June 30
	2020	2019	2020	2019
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$45	$43	$1	$1
Interest cost (a)	68	72	9	11
Expected return on plan assets (a)	(103)	(102)	(10)	(11)
Amortization of prior service credit (a)	(2)	(2)	(4)	(5)
Amortization of net loss (a)	47	44	2	3
Net periodic benefit cost (credit)	55	55	(2)	(1)
Credits not recognized due to effects of regulation	2	2	1	1
Net benefit cost (credit) recognized for financial reporting	$57	$57	$(1)	$—
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
In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss. For current proceedings not specifically reported, management does not anticipate that the ultimate liabilities would have a material effect on Xcel Energy’s financial statements. Unless otherwise required by GAAP, legal fees are expensed as incurred.
Gas Trading Litigation — e prime is a wholly owned subsidiary of Xcel Energy Inc. e prime was in the business of natural gas trading and marketing but has not engaged in natural gas trading or marketing activities since 2003. Multiple lawsuits seeking monetary damages were commenced against e prime and its affiliates, including Xcel Energy, between 2003 and 2009 alleging fraud and anticompetitive activities in conspiring to restrain the trade of natural gas and manipulate natural gas prices. Cases were all consolidated in the U.S. District Court in Nevada. Two cases remain active which include an MDL matter consisting of a Colorado purported class (Breckenridge) and a Wisconsin purported class (Arandell Corp.).
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
Rate Matters
MEC Transactions — In January 2020, Xcel Energy, Inc. purchased MEC, a 760 MW natural gas combined cycle facility, for approximately $650 million from Southern Power Company (a subsidiary of Southern Company).
In July 2020, Xcel Energy sold MEC to Southwest Generation for $680 million, subject to working capital adjustments. Proceeds from the sale will primarily be used to reduce Xcel Energy’s overall financing needs.
The assets and liabilities of MEC, including plant assets and working capital, were classified as held for sale at June 30, 2020 pending the sale of the facility in July 2020. Amounts included in the consolidated balance sheet were classified as follows:

(Millions of Dollars)	June 30, 2020

Prepayments and other current assets	$24
Other assets	644
Total assets	668

Other current liabilities	2
Other deferred credits and other liabilities	9
Total liabilities	$11

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
In March 2019, MPUC approved NSP-Minnesota’s proposal to refund the GE settlement proceeds back to customers through the FCA. It also decided to withhold any decision as to NSP-Minnesota’s prudence in connection with the incident at Sherco Unit 3 until after conclusion of the pending litigation between GE and NSP-Minnesota’s insurers. The lower court’s decision was affirmed on appeal. In March 2020, NSP-Minnesota’s insurers filed a petition seeking additional review by the Minnesota Supreme Court.
On April 28, 2020, the Minnesota Supreme Court denied the insurers’ petition for further review, ending the litigation. In accordance with a prior MPUC order, NSP-Minnesota will now make a compliance filing on Aug. 21, 2020, detailing all costs that resulted from the outage and all insurance recoveries received by NSP-Minnesota in connection with the outage. The MPUC has indicated it intends to review the prudence of the Company’s actions and costs in connection with the outage now that the ligation is complete. The MPUC, however, has not specified what process it will use to complete that review.
Westmoreland Arbitration — On Nov. 14, 2014, certain insurers for Westmoreland Coal Company filed an arbitration demand against NSP-Minnesota and other entities (SMMPA and Western Fuels Association), seeking recovery of alleged business losses following the Nov. 19, 2011 incident involving a failure of a low-pressure turbine in Sherco Unit 3. The Westmoreland insurers claim NSP-Minnesota’s invocation of the force majeure clause of the applicable coal supply agreement to stop the supply of coal was improper because the incident was allegedly caused by NSP-Minnesota’s failure to conform to industry maintenance standards. Westmoreland’s insurers quantified their losses as approximately $36 million.
All parties tolled the arbitration pending resolution of a separate lawsuit brought by NSP-Minnesota, SMMPA, and their insurers against various GE entities based on the inspection and maintenance advice GE provided for Sherco Unit 3. That litigation has been resolved and notice of resolution was served July 6, 2020, triggering the arbitration to resume. NSP-Minnesota denies the claims asserted by the Westmoreland insurers, believes it properly stopped the supply of coal based upon the force majeure provision in the coal supply agreement and intends to defend the matter. It is uncertain when a final resolution will occur, but it is unlikely that an arbitration hearing will take place before 2021. At June 30, 2020, a reasonable estimate of the damages or range of damages cannot be determined.
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

In November 2019, the FERC issued Opinion No. 569 adopting a new ROE methodology and settling the MISO base ROE at 9.88% (10.38% with the RTO adder), effective Sept. 28, 2016 and for the refund period in the first complaint. The FERC also dismissed the second complaint. In December 2019, MISO TOs filed a request for rehearing. Customers also filed requests for rehearing, claiming among other points, that the FERC erred by dismissing the second complaint without refunds.
FERC accepted the requests for rehearing in January 2020.
In March 2020, the FERC issued a Notice of Proposed Rulemaking regarding changes to its policies for transmission incentives, including a proposal to increase the RTO participation adder from 50 to 100 basis points and to make the adder available regardless of whether a utility’s ongoing participation in the RTO is voluntary or required by legislation or a regulator.
In May 2020, the FERC issued Opinion No. 569-A, which granted rehearing in part to Opinion 569 and further refined the FERC’s ROE methodology, most significantly to incorporate the risk premium model (in addition to the discounted cash flow and capital asset pricing models), resulting in a new base ROE of 10.02%, effective Sept. 28, 2016 and for the refund period in the first complaint. The FERC also affirmed its decision in Opinion 569 to dismiss the second complaint.
Although the May 2020 Order remains subject to pending requests for rehearing, as well as the pending judicial review, NSP-Minnesota has recognized a liability for its best estimate of final refunds to customers.
SPP OATT Upgrade Costs — Under the SPP OATT, costs of transmission upgrades may be recovered from other SPP customers whose transmission service depends on capacity enabled by the upgrade. SPP had not been charging its customers for these upgrades, even though the SPP OATT had allowed SPP to do so since 2008. In 2016, the FERC granted SPP’s request to recover these previously unbilled charges SPP subsequently billed SPS approximately $13 million.
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
In October 2017, SPS filed a separate related complaint against SPP asserting that SPP has assessed upgrade charges to SPS in violation of the SPP OATT. In March 2018, FERC issued an order denying the SPS complaint in its entirety, and finding SPP’s calculations to be consistent with the SPS Tariff. SPS filed a request for rehearing in April 2018. The FERC issued a tolling order granting a rehearing for further consideration in May 2018. If SPS’ complaint results in additional charges or refunds, SPS will seek to recover or refund the amounts through future SPS customer rates.
In June 2020, the D.C. Circuit issued a decision in an unrelated proceeding (Allegheny Defense Project v. FERC), which held that FERC’s longstanding use of tolling orders to extend FERC’s deadline to act on the merits of requests for rehearing is improper. The effect on this decision on tolling orders previously issued by FERC is unclear.
Environmental
MGP, Landfill and Disposal Sites
Ashland MGP Site — NSP-Wisconsin was named a responsible party for contamination at the Ashland/Northern States Power Lakefront Superfund Site (the Site) in Ashland, Wisconsin. Remediation was completed in 2019 and restoration activities were completed in 2020. Groundwater treatment activities will continue for many years.
The cost estimate for remediation and restoration of the entire site is approximately $199 million. At June 30, 2020 and Dec. 31, 2019, NSP-Wisconsin had a total liability of $21 million and $23 million, respectively, for the entire site.
NSP-Wisconsin has deferred the unrecovered portion of the estimated Site remediation and restoration costs as a regulatory asset. The PSCW has authorized NSP-Wisconsin rate recovery for all remediation and restoration costs incurred at the Site and application of a 3% carrying charge to the regulatory asset.
Rice Yards (Denver) MGP Site — PSCo is cooperating with the City of Denver on an environmental investigation of the Rice Yards Site in Denver, Colorado, which had various historic industrial uses by multiple parties, including railroad, maintenance shop, scrap metal yard and MGP operations.
In June 2020, PSCo resolved claims by the current property owner and agreed to contribute up to a maximum of $9 million towards future environmental investigation, remediation and mitigation measures over the next 15 years.
In addition to the Rice Yards and Ashland Sites, Xcel Energy is currently investigating, remediating or performing post-closure actions at 12 other MGP, landfill or other disposal sites across its service territories.
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
Xcel Energy is conducting groundwater sampling and, where appropriate, implementing assessment of corrective measures at certain CCR landfills and surface impoundments. In 2019, groundwater monitoring consistent with the CCR Rule was conducted. In NSP-Minnesota, no results above the groundwater protection standards in the rule were identified. In PSCo, statistically significant levels above background concentrations were detected at four locations. Subsequently, assessment monitoring samples were collected at these locations and, based on the results, PSCo is evaluating options for corrective action at two locations. At one location, monitoring results indicate potential offsite impacts to groundwater. Until PSCo completes its assessment, it is uncertain what impact, if any, there will be on the operations, financial condition or cash flows.

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
In addition, the rules proposed by the EPA under the D.C. Circuit ruling may require PSCo to expedite the closure of one coal ash impoundment that was not previously required to close. In March 2020, the EPA published a proposed CCR Rule amendment that, if adopted, would allow unlined impoundments that ‘perform as effectively’ as lined ones to continue to operate under a state or federal CCR permit program. PSCo is pursuing options to provide alternative storage capacity consistent with the CCR Rule until the generating units are retired in 2025.
Closure costs for existing impoundments are included in the calculation of the asset retirement obligation liability.
Leases
Operating lease liabilities at Dec. 31, 2019 include a present value of remaining lease payments of approximately $400 million for the MEC PPAs. At June 30, 2020, NSP-Minnesota operating lease liabilities and related right-of-use assets are eliminated from Xcel Energy’s consolidated balance sheet following the completed January 2020 purchase of MEC by Xcel Energy.

VIEs
Under certain PPAs, NSP-Minnesota, PSCo and SPS purchase power from IPPs for which the utility subsidiaries are required to reimburse fuel costs, or to participate in tolling arrangements under which the utility subsidiaries procure the natural gas required to produce the energy that they purchase. These specific PPAs create a variable interest in the IPP.
The utility subsidiaries had approximately 3,342 MW and 3,986 MW of capacity under long-term PPAs at June 30, 2020 and Dec. 31, 2019, respectively, with entities that have been determined to be VIEs. Xcel Energy concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. Agreements have expiration dates through 2041.
Other
Guarantees and Bond Indemnifications — Xcel Energy Inc. and its subsidiaries provide guarantees and bond indemnities, which guarantee payment or performance. Xcel Energy Inc.’s exposure is based upon the net liability under the specified agreements or transactions. Most of the guarantees and bond indemnities issued by Xcel Energy Inc. and its subsidiaries have a stated maximum amount. As of June 30, 2020 and Dec. 31, 2019, Xcel Energy Inc. and its subsidiaries had no assets held as collateral related to their guarantees, bond indemnities and indemnification agreements. Guarantees and bond indemnities issued and outstanding for Xcel Energy were $62 million at June 30, 2020 and Dec. 31, 2019.
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

11. Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at April 1	$(88)	$(60)	$(148)	$(66)	$(61)	$(127)
Other comprehensive (loss) gain before reclassifications (net of taxes of $—, $—, $(3) and $—, respectively)	—	—	—	(10)	1	(9)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (net of taxes of $1, $—, $— and $—, respectively) (a)	1	—	1	1	—	1
Amortization of net actuarial loss (net of taxes of $—, $1, $— and $—, respectively) (b)	—	2	2	—	—	—
Net current period other comprehensive income (loss)	1	2	3	(9)	1	(8)
Accumulated other comprehensive loss at June 30	$(87)	$(58)	$(145)	$(75)	$(60)	$(135)

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(80)	$(61)	$(141)	$(60)	$(64)	$(124)
Other comprehensive (loss) gain before reclassifications (net of taxes of $(3), $—, $(5) and $1, respectively)	(10)	—	(10)	(17)	3	(14)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (net of taxes of $1, $—, $— and $—, respectively) (a)	3	—	3	2	—	2
Amortization of net actuarial loss (net of taxes of $—, $1, $— and $—, respectively) (b)	—	3	3	—	1	1
Net current period other comprehensive (loss) income	(7)	3	(4)	(15)	4	(11)
Accumulated other comprehensive loss at June 30	$(87)	$(58)	$(145)	$(75)	$(60)	$(135)
(a)Included in interest charges.
(b)Included in the computation of net periodic pension and postretirement benefit costs.

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
Xcel Energy has the following reportable segments:
•Regulated Electric — The regulated electric utility segment generates, transmits and distributes electricity in Minnesota, Wisconsin, Michigan, North Dakota, South Dakota, Colorado, Texas and New Mexico. In addition, this segment includes sales for resale and provides wholesale transmission service to various entities in the United States. The regulated electric utility segment also includes wholesale commodity and trading operations; and
•Regulated Natural Gas — The regulated natural gas utility segment transports, stores and distributes natural gas primarily in portions of Minnesota, Wisconsin, North Dakota, Michigan and Colorado.
Xcel Energy presents Other, which includes operating segments with revenues below the necessary quantitative thresholds. Those operating segments primarily include steam revenue, appliance repair services, non-utility real estate activities, revenues associated with processing solid waste into refuse-derived fuel and investments in rental housing projects that qualify for low-income housing tax credits and the operations of MEC.
Xcel Energy had equity investments in unconsolidated subsidiaries of $155 million as of June 30, 2020 and Dec. 31, 2019 included in the natural gas utility and all other segments.
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
Xcel Energy’s segment information for the three and six months ended June 30:

	Three Months Ended June 30
(Millions of Dollars)	2020	2019
Regulated Electric
Operating revenues from external customers	$2,286	$2,249
Intersegment revenue	1	1
Total revenues	$2,287	$2,250
Net income	289	249
Regulated Natural Gas
Operating revenues from external customers	$280	$308
Net income	20	23
All Other
Total operating revenue	$20	$20
Net loss	(22)	(34)
Consolidated Total
Total revenue	$2,587	$2,578
Reconciling eliminations	(1)	(1)
Total operating revenues	$2,586	$2,577
Net income	287	238

	Six Months Ended June 30
(Millions of Dollars)	2020	2019
Regulated Electric
Operating revenues from external customers	$4,489	$4,574
Intersegment revenue	1	1
Total revenues	$4,490	$4,575
Net income	516	482
Regulated Natural Gas
Operating revenues from external customers	$863	$1,102
Intersegment revenue	1	1
Total revenues	$864	$1,103
Net income	111	128
All Other
Total operating revenue	$45	$42
Net loss	(45)	(57)
Consolidated Total
Total revenue	$5,399	$5,720
Reconciling eliminations	(2)	(2)
Total operating revenues	$5,397	$5,718
Net income	582	553

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
For the three and six months ended June 30, 2020 and 2019, there were no such adjustments to GAAP earnings and therefore GAAP earnings equal ongoing earnings for these periods.

Results of Operations
The only common equity securities that are publicly traded are common shares of Xcel Energy Inc. Diluted earnings and EPS of each subsidiary discussed below do not represent a direct legal interest in the assets and liabilities allocated to such subsidiary but rather represent a direct interest in our assets and liabilities as a whole.

GAAP and ongoing diluted EPS for Xcel Energy:

	Three Months Ended June 30		Six Months Ended June 30
Diluted Earnings (Loss) Per Share	2020	2019	2020	2019
PSCo	$0.21	$0.20	$0.45	$0.47
NSP-Minnesota	0.22	0.19	0.43	0.41
SPS	0.14	0.11	0.22	0.22
NSP-Wisconsin	0.02	0.02	0.09	0.06
Equity earnings of unconsolidated subsidiaries	0.01	0.01	0.02	0.02
Regulated utility (a)	0.60	0.53	1.20	1.18
Xcel Energy Inc. and Other	(0.07)	(0.06)	(0.10)	(0.11)
Total (a)	$0.54	$0.46	$1.10	$1.07
(a)  Amounts may not add due to rounding.
Summary of Earnings
Xcel Energy — Xcel Energy’s earnings increased $0.08 per share for the second quarter of 2020 and $0.03 per share year-to-date. Earnings reflect management’s actions to reduce O&M to offset the impact from COVID-19 and favorable weather, partially offset by higher depreciation and interest charges. Income taxes were lower primarily due to higher PTCs, which are credited to customers, resulting in lower electric margin and do not materially impact earnings.
PSCo — Earnings increased $0.01 per share for the second quarter of 2020 and decreased $0.02 per share year-to date. The decrease in year-to-date earnings was driven by lower sales and demand revenue primarily due to COVID-19, higher depreciation, interest charges and lower natural gas margins due to unfavorable weather, partially offset by higher AFUDC, an increase in electric margins (regulatory outcomes offset lower sales due to COVID-19) and lower O&M.
NSP-Minnesota — Earnings increased $0.03 per share for the second quarter of 2020 and $0.02 year-to-date. The increase in year-to-date earnings primarily reflects lower O&M and income taxes, partially offset by lower electric margins (reflecting lower sales from COVID-19) and natural gas margins as well as higher depreciation. Lower electric margins were due primarily to increased PTCs flowed back to customers (offset in income tax) and decreased sales, partially offset by non-fuel riders.
SPS — Earnings increased $0.03 per share for the second quarter of 2020 and were flat year-to-date. Year-to-date earnings were driven by lower O&M and income taxes, offset by lower electric margin and increased depreciation. Lower electric margins were attributable to lower sales from COVID-19, increased PTCs flowed back to customers (offset in income tax) and a 2019 NMPRC revised order eliminating a $10 million retroactive refund of tax reform benefits, partially offset by an increase in wholesale transmission revenue.
NSP-Wisconsin — Earnings were flat for the second quarter of 2020 and increased $0.03 per share year-to-date. The increase in year-to-date earnings was driven by lower O&M and income taxes, as well as higher electric margin (due primarily to regulatory outcomes which offset lower sales from COVID-19), partially offset by lower natural gas margins due to unfavorable weather and increased depreciation.
Xcel Energy Inc. and Other — Primarily includes financing costs at the holding company.
Changes in GAAP and Ongoing Diluted EPS
Components significantly contributing to changes in 2020 EPS compared with the same period in 2019:

Diluted Earnings (Loss) Per Share	Three Months Ended June 30	Six Months Ended June 30
GAAP and ongoing diluted EPS — 2019	$0.46	$1.07

Components of change — 2020 vs. 2019
Lower ETR (a)	0.07	0.10
Lower O&M	0.05	0.08
Higher AFUDC	0.03	0.04
Higher electric margin (b)	0.02	0.02
Higher depreciation and amortization	(0.05)	(0.09)
Higher interest charges	(0.03)	(0.04)
Lower natural gas margins	—	(0.03)
Lower other income (expense), net	—	(0.02)
Other (net)	(0.01)	(0.03)
GAAP and ongoing diluted EPS — 2020	$0.54	$1.10
(a)  Includes PTCs and tax reform regulatory amounts, which are primarily offset in electric margin.
(b)  The period-over-period change in electric margin was negatively impacted by reductions in sales and demand. See table below:

Diluted Earnings (Loss) Per Share	Three Months Ended June 30	Six Months Ended June 30
Electric margin (excluding reductions in sales and demand)	$0.09	$0.09
Reductions in sales and demand (a)	(0.07)	(0.07)
Higher electric margins	$0.02	$0.02

(a) Sales decline excludes weather impact, net of decoupling/sales true-up and decrease in demand revenue is net of sales true-up.
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
Percentage increase (decrease) in normal and actual HDD, CDD and THI:

	Three Months Ended June 30			Six Months Ended June 30
	2020 vs. Normal	2019 vs. Normal	2020 vs. 2019	2020 vs. Normal	2019 vs. Normal	2020 vs. 2019
HDD	2.2%	16.9%	(11.8)%	(4.1)%	12.8%	(14.4)%
CDD	22.4	(45.2)	191.2	22.5	(45.5)	139.9
THI	15.0	(26.7)	63.6	14.7	(26.9)	63.6
Weather — Estimated impact of temperature variations on EPS compared with normal weather conditions:

	Three Months Ended June 30			Six Months Ended June 30
	2020 vs. Normal	2019 vs. Normal	2020 vs. 2019	2020 vs. Normal	2019 vs. Normal	2020 vs. 2019
Retail electric	$0.028	$(0.024)	$0.052	$0.017	$(0.005)	$0.022
Decoupling and sales true-up	(0.014)	0.006	(0.020)	(0.009)	0.001	(0.010)
Electric total	$0.014	$(0.018)	$0.032	$0.008	$(0.004)	$0.012
Firm natural gas	0.001	0.004	(0.003)	(0.006)	0.022	(0.028)
Total	$0.015	$(0.014)	$0.029	$0.002	$0.018	$(0.016)
Sales Growth (Decline) — Sales growth (decline) for actual and weather-normalized sales in 2020 compared to the same period in 2019:

	Three Months Ended June 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Actual (a)
Electric residential	13.5%	10.2%	13.4%	10.8%	11.9%
Electric C&I	(8.3)	(13.2)	(7.5)	(12.3)	(10.2)
Total retail electric sales	(1.7)	(6.6)	(4.4)	(6.5)	(4.5)
Firm natural gas sales	(13.0)	0.4	N/A	(3.8)	(8.5)

	Three Months Ended June 30
	PSCo (b)	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Weather-normalized (a)
Electric residential	6.1%	5.7%	3.3%	4.9%	5.4%
Electric C&I	(10.4)	(14.2)	(8.6)	(13.3)	(11.5)
Total retail electric sales	(5.4)	(8.5)	(6.9)	(8.6)	(7.1)
Firm natural gas sales	(7.4)	2.7	N/A	3.1	(3.9)

	Six Months Ended June 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Actual (a)
Electric residential	5.7%	2.1%	5.4%	1.0%	3.8%
Electric C&I	(4.0)	(8.5)	(2.2)	(6.4)	(5.4)
Total retail electric sales	(1.0)	(5.4)	(1.1)	(4.3)	(2.9)
Firm natural gas sales	(8.2)	(10.4)	N/A	(12.0)	(9.1)

	Six Months Ended June 30
	PSCo (b)	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Weather-normalized (a)
Electric residential	3.4%	2.7%	1.9%	3.0%	2.9%
Electric C&I	(5.0)	(8.7)	(2.7)	(6.5)	(5.8)
Total retail electric sales	(2.4)	(5.3)	(2.1)	(3.8)	(3.5)
Firm natural gas sales	(1.4)	2.6	N/A	3.3	0.2

	Six Months Ended June 30 (Leap Year Adjusted)
	PSCo (b)	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Weather-normalized (a)
Electric residential	2.8%	2.2%	1.3%	2.4%	2.3%
Electric C&I	(5.5)	(9.2)	(3.3)	(7.1)	(6.4)
Total retail electric sales	(3.0)	(5.8)	(2.7)	(4.4)	(4.1)
Firm natural gas sales	(2.2)	1.7	N/A	2.3	(0.7)
(a)  Higher residential sales and lower C&I sales were primarily attributable to COVID-19.
(b)  CPUC approved a historical 10-year weather normalization approach for retail electric, effective March 1, 2020.
Weather-normalized and leap-year adjusted electric sales growth (decline) — year-to-date (excluding leap day)
•PSCo — Residential sales rose based on higher use per customer from stay-at-home mandates and an increased number of customers. The C&I decline was due to lower use offsetting an increase in the number of C&I customers. The decline in C&I sales was primarily due to the shutdown of the economy from COVID-19, decreases in the manufacturing and service industries, partially offset by an increase in the energy sector.
•NSP-Minnesota — Residential sales growth reflects higher use per customer from stay-at-home mandates and increased customer additions. The drop in C&I sales was as a result of customer growth offset by lower use per customer. Decreased sales to C&I customers were due to the shutdown of the economy from COVID-19 and declines in the energy, manufacturing and services sectors.
•SPS — Residential sales increased due to customer growth and higher use per customer from stay-at-home mandates. The decline in C&I sales was due to shutdowns of the economy from COVID-19, declines in oil and natural gas extraction due to lower commodity prices and lower manufacturing, agriculture & food and services.
•NSP-Wisconsin — Residential sales growth was attributable to higher use per customer from stay-at-home mandates and customer additions. The decline in C&I was largely due to the shutdown of the economy from COVID-19 and decreased sales to the manufacturing sector.
Weather-normalized and leap-year adjusted natural gas sales growth (decline) — year-to-date (excluding leap day)
•Natural gas sales reflect an increase in number of customers combined with lower customer use due to the shutdown of the economy from COVID-19.

Electric Margin
Electric revenues and fuel and purchased power expenses are impacted by fluctuations in the price of natural gas, coal and uranium used in the generation of electricity. However, these price fluctuations have minimal impact on electric margin due to fuel recovery mechanisms that recover fuel expenses.
In addition, electric customers receive a credit for PTCs generated in a particular period.
Electric revenues and margin:

	Three Months Ended June 30		Six Months Ended June 30
(Millions of Dollars)	2020	2019	2020	2019
Electric revenues	$2,286	$2,249	$4,489	$4,574
Electric fuel and purchased power	(833)	(813)	(1,630)	(1,727)
Electric margin	$1,453	$1,436	$2,859	$2,847
Changes in electric margin:

(Millions of Dollars)	Three Months Ended June 30, 2020 vs. 2019	Six Months Ended June 30, 2020 vs. 2019
Regulatory rate outcomes (Colorado, Wisconsin and New Mexico)	$21	$34
Wholesale transmission revenue (net)	20	25
Non-fuel riders	11	24
Estimated impact of weather (net of decoupling/sales true-up)	21	8
PTCs flowed back to customers (offset by a lower ETR)	(31)	(53)
Sales and demand (a)	(47)	(46)
New Mexico tax reform related regulatory settlement (2019)	—	(10)
Other (net)	22	30
Total increase in electric margin	$17	$12
(a)  Sales decline excludes weather impact, net of decoupling/sales true-up and decrease in demand revenue is net of sales true-up.
Natural Gas Margin
Natural gas expense varies with changing sales and the cost of natural gas. However, fluctuations in the cost of natural gas has minimal impact on natural gas margin due to cost recovery mechanisms.
Natural gas revenues and margin:

	Three Months Ended June 30		Six Months Ended June 30
(Millions of Dollars)	2020	2019	2020	2019
Natural gas revenues	$280	$308	$863	$1,102
Cost of natural gas sold and transported	(86)	(112)	(371)	(591)
Natural gas margin	$194	$196	$492	$511
Changes in natural gas margin:

(Millions of Dollars)	Three Months Ended June 30, 2020 vs. 2019	Six Months Ended June 30, 2020 vs. 2019
Estimated impact of weather	$(2)	$(19)
Transport sales	—	(2)
Regulatory rate outcomes (Wisconsin)	—	(2)
Retail sales decline	(2)	(1)
Infrastructure and integrity riders	4	5
Conservation revenue (offset in expenses)	2	3
Other (net)	(4)	(3)
Total decrease in natural gas margin	$(2)	$(19)
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses decreased $36 million, or 6.1%, for the second quarter and $55 million, or 4.6%, year-to-date, largely reflecting management actions to reduce costs to offset the impact of lower sales from COVID-19. Significant changes are summarized as follows:

(Millions of Dollars)	Three Months Ended June 30, 2020 vs. 2019	Six Months Ended June 30, 2020 vs. 2019
Distribution	$(20)	$(30)
Employee benefits	6	(10)
Transmission	(5)	(6)
Generation	(4)	(6)
Strategic initiatives	—	6
Other (net)	(13)	(9)
Total decrease in O&M expenses	$(36)	$(55)
•Distribution expenses declined due to cost mitigation efforts including allocation of workforce, material and supply management, performance of maintenance and other items;
•Employee benefits were lower year-to-date primarily due to change in deferred compensation liability, offset in Other Income (Expense);
•Transmission expenses declined due to a reduction in labor related amounts and cost mitigation initiatives;
•Generation expenses were lower from timing of maintenance and overhauls at power plants and cost mitigation efforts, partially offset by an increase in wind related amounts;
•Strategic initiative amounts were higher year-to-date due to increased spending on customer experience transformation program expenses and advanced grid infrastructure; and
•Other primarily includes deferred amounts associated with the Texas 2019 electric rate case and the outcome of the CPUC’s rehearing of the Colorado 2019 electric rate case.
Depreciation and Amortization — Depreciation and amortization increased $34 million, or 7.7%, for the second quarter and $64 million, or 7.3%, year-to-date. Increase was primarily driven by the Hale, Lake Benton, Foxtail and Blazing Star I wind facilities going into service, as well as normal system expansion. In addition, depreciation rates were increased in Colorado and New Mexico as part of regulatory outcomes in 2020.
Other Income (Expense) — Other income (expense) increased $3 million for the second quarter and decreased $13 million year-to-date. Decrease is due to the performance of rabbi trust investments, which is offset in O&M expense (deferred compensation).

AFUDC, Equity and Debt — AFUDC increased $19 million for the second quarter and $23 million year-to-date. Increase was primarily due to additional AFUDC recorded on various wind projects currently under construction.
Interest Charges — Interest charges increased $19 million, or 10.1%, for the second quarter and $28 million, or 7.4% year-to-date. Increase was primarily due to higher debt levels to fund capital investments, partially offset by lower long-term and short-term interest rates.
Income Taxes — Income taxes decreased $37 million for the second quarter. Decrease was primarily driven by an increase in wind PTCs and an increase in plant regulatory differences. Wind PTCs are credited to customers (recorded as a reduction to revenue) and do not have a material impact on net income. The ETR was (4.7%) for the second quarter of 2020 compared with 9.2% for the same period in 2019.
Income taxes decreased $68 million for the first six months of 2020. Decrease was primarily driven by an increase in wind PTCs, lower pretax earnings and an increase in plant-related regulatory differences. Wind PTCs are credited to customers and do not have a material impact on net income. The ETR was (3.4%) for the first six months ending June 30, 2020 compared with 8.1% for the same period in 2019.

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
Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 7 of Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2019 and in Item 2 of Xcel Energy’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 appropriately represent, in all material respects, the current status of public utility regulation and are incorporated by reference.
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
In June 2020, NSP-Minnesota filed a supplement to its resource plan, including new modeling scenarios required by the MPUC. The updated preferred resource plan reflects the following:
•Retirement of all coal generation by 2030 with reduced operations at some units prior to retirement, including the early retirement of the King coal plant (511 MW) in 2028 and the Sherco 3 coal plant (517 MW) in 2030;
•Extending the life of the Monticello nuclear plant from 2030 to 2040;
•Continuing to run the Prairie Island nuclear plant through current end of life (2033 and 2034);
•Construction of the Sherco combined cycle natural gas plant;
•The addition of 3,500 MW of solar;
•The addition of 2,250 MW of wind;
•2,600 MW of firm peaking (combustion turbine, pumped hydro, battery storage, demand response etc.);
•Achieving 780 GWh in energy efficiency savings annually through 2034; and
•Adding 400 MW of incremental demand response by 2023, and a total of 1,500 MW of demand response by 2034.
Initial comments are due Oct. 30, 2020 and reply comments are due Jan. 15, 2021. The MPUC is anticipated to make a final decision in the first half of 2021.

Minnesota Relief and Recovery — In 2020, the MPUC opened a Relief and Recovery docket and invited utilities in the state to submit potential projects that would create jobs and help jump start the economy to offset the impacts of COVID-19. In June 2020, NSP-Minnesota filed a Relief & Recovery proposal which identified approximately $3 billion of capital investment which may assist in Minnesota’s economic recovery from COVID-19. The filing included the following components:
•A wind repowering solicitation that could result in 800 to 1,000 MW with an estimated incremental investment of $1.0 to $1.4 billion;
•A 460 MW solar facility with an incremental investment of approximately $650 million;
•Incremental electric vehicle investment and rebates with an estimated cost of $155 million;
•Accelerated transmission investment of $180 million;
•Accelerated distribution investment of $615 million; and
•Accelerated natural gas investment of $50 million.
The MPUC scheduled a planning meeting to determine the procedural process and next steps.
NSP-Minnesota — Mower Wind Facility — In August 2019, NSP-Minnesota filed a petition with the MPUC to acquire the Mower wind facility from affiliates of NextEra Energy, Inc. The facility is currently contracted under a PPA with NSP-Minnesota through 2026. Mower is expected to continue to have approximately 99 MW of capacity following a planned repowering. The acquisition would occur after repowering, which is expected to be completed in 2020 and qualify for the full PTC. NSP-Minnesota will need approval from both the MPUC and FERC to complete the transaction. The MPUC is expected to rule on the request in the third quarter of 2020.
Minnesota State ROFR Statute Complaint — In September 2017, LSP Transmission filed a complaint in the Minnesota District Court against the Minnesota Attorney General, MPUC and DOC. The complaint was in response to MISO assigning NSP-Minnesota and ITC Midwest, LLC to jointly own a new 345 KV transmission line from Mankato to Winnebago, Minnesota. The project is estimated to cost $140 million and projected to be in-service by the end of 2021. It was assigned to NSP-Minnesota and ITC Midwest as the incumbent utilities, consistent with a Minnesota state ROFR statute.
The complaint challenged the constitutionality of the statute and is seeking declaratory judgment that the statute violates the Commerce Clause of the U.S. Constitution and should not be enforced. In June 2018, the Minnesota District Court granted Minnesota state agencies and NSP-Minnesota’s motions to dismiss with prejudice. LSP Transmission filed an appeal in July 2018. In February 2020, the Eighth Circuit Court of Appeals upheld the Minnesota District Court decision to dismiss. In June 2020, the Eighth Circuit denied LSP Transmission’s petition for rehearing.
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
NSP-Wisconsin
2019 Electric Fuel Cost Recovery — NSP-Wisconsin’s electric fuel costs for 2019 were lower than authorized in rates and outside the 2% annual tolerance band, primarily due to increased sales to other utilities compared to the forecast used to set authorized rates. Under the fuel cost recovery rules, NSP-Wisconsin may retain approximately $3 million of fuel costs and defer the amount of over-recovery in excess of the 2% annual tolerance band for future refund to customers. In March 2020, NSP-Wisconsin filed with the PSCW indicating over-collections of approximately $10 million to customers and proposed for refunds to be issued in September 2020.
2021 Electric Fuel Cost Recovery — In June 2020, NSP-Wisconsin filed an application with the PSCW to update its 2021 fuel costs and return biomass fuel savings, which would decrease retail electric rates for 2021 by approximately $14 million. The PSCW will decide on the application later in 2020.

PSCo
Pending and Recently Concluded Regulatory Proceedings

Mechanism	Utility Service	Amount Requested (in millions)	Filing Date	Approval	Additional Information
CPUC
Rate Case	Natural Gas	$127	February 2020	Pending
In February 2020, PSCo filed a rate case with the CPUC seeking a net increase to retail gas rates of $126.8 million, reflecting a $144.5 million increase in base rate revenue, partially offset by $17.7 million of costs previously authorized through the Pipeline Integrity rider. The request was based on a 9.95% ROE, an equity ratio of 55.81% and a historic test year as of Sept. 30, 2019, adjusted for known and measurable differences for the 12-month period ended Sept. 30, 2020. In June 2020, PSCo revised its net increase to $121 million.
In July 2020, PSCo, the CPUC Staff and various intervenors filed a comprehensive unopposed settlement, which results in a net increase to retail gas rates of $77.3 million, reflecting a $94.1 million increase in base rate revenue, partially offset by $16.8 million of costs previously authorized through the Pipeline Integrity rider. The settlement is based on:
•A ROE of 9.20%;
•An equity ratio of 55.62%; and
•A historic test year as of Sept. 30, 2019, utilizing a year-end rate base, and incorporating a known and measurable adjustment for the Tungsten to Black Hawk pipeline as of April 30, 2020.
Rates will be implemented on April 1, 2021 and will be retroactively effective back to November 2020. In July 2020, the ALJ granted an unopposed motion to schedule a hearing for Aug. 13, 2020 to review the settlement.

Rate Case	Electric	$158	May 2019	Received
In 2019, PSCo filed a request with the CPUC seeking a net rate increase of $108.4 million, based on a requested ROE of 10.2% and an equity ratio of 55.6%.
In February 2020, the CPUC issued a written decision, resulting in an estimated $34.9 million net base rate revenue increase. The CPUC decision included a 9.3% ROE, an equity ratio of 55.61%, based on a current test year ended Aug. 31, 2019, implementation of decoupling in 2020 and other items.
In May 2020, the CPUC deliberated on PSCo’s request for rehearing and revised its prior decision on the test year calculation, return on prepaid pension and medical assets, a disallowance of a capital investment for the Comanche Unit 3 superheater and Board compensation. In July 2020, the CPUC’s written decision was received. As a result, electric rates will increase approximately $12 million, retroactive back to Feb. 25, 2020. In addition, as a part of the rehearing, the CPUC plans to discuss the merits of opening an investigation of Comanche Unit 3 performance.

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

PSCo 2020 Rider Filings
In July 2020, PSCo filed Wildfire and Advanced Grid rider requests with the CPUC instead of filing a comprehensive electric rate case in 2020.
Wildfire Protection Rider — Seeks to establish a Wildfire Protection Rider to recover incremental costs associated with system investments to reduce wildfire risk. The rider would be effective no later than June 2021 and continue through 2025. Wildfire Protection capital additions are projected to total approximately $325 million. Forecasted annual revenue requirements from 2021 through 2025 are as follows:

(Millions of Dollars)	2021	2022	2023	2024	2025
Forecasted annual revenue requirement	$17	$24	$29	$32	$34

Advanced Grid Rider — Seeks to establish an Advanced Grid Rider to recover incremental costs associated with the Advanced Grid Intelligence and Security Initiative (AGIS). The rider would be effective no later than May 2021 and continue through 2025. The PSCo portion of the AGIS initiative is projected to total approximately $850 million of capital additions. Forecasted annual revenue requirements from 2021 through 2025 are as follows:

(Millions of Dollars)	2021	2022	2023	2024	2025
Forecasted annual revenue requirement	$53	$69	$83	$89	$99
PSCo — Comanche Unit 3
PSCo is part owner of Comanche Unit 3, a 750 MW, coal-fueled electric generating unit. PSCo is the operating agent under the joint ownership agreement. In June 2020, the unit experienced loss of turbine oil during start-up which damaged the plant. It is currently anticipated that Comanche Unit 3 will recommence operations in the fourth quarter of 2020. Replacement and repair of damaged systems in excess of a $2 million deductible are expected to be recovered through insurance policies. PSCo has obtained replacement power for a portion of the unit’s output through purchase power agreements.
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
In July 2020, PSCo reached a settlement with certain Boulder officials that would end the city’s effort to municipalize. The settlement, if approved, would result in a 20-year franchise arrangement (with multiple opt-out conditions), an energy partnership, an undergrounding agreement and establish how the municipalization would move forward if Boulder exercised an opt-out. The settlement will require approval by the Boulder City Council in August 2020 and will further require approval by the citizens of Boulder in a ballot referendum in November 2020.
SPS
Pending and Recently Concluded Regulatory Proceedings

Mechanism	Utility Service	Amount Requested (in millions)	Filing Date	Approval	Additional Information
NMPRC
Rate Case	Electric	$31	July 2019	Received	In July 2019, SPS filed an electric rate case with the NMPRC seeking an increase in retail electric base rates of approximately $51 million. The rate request was based on an ROE of 10.35%, an equity ratio of 54.77%, a rate base of approximately $1.3 billion and a historic test year with rate base additions through Aug. 31, 2019. In December 2019, SPS revised its base rate increase request to approximately $47 million, based on an ROE of 10.10% and updated information. The request also included an increase of $14.6 million for accelerated depreciation including the early retirement of the Tolk coal plant in 2032.
					In January 2020, SPS and various parties filed an uncontested comprehensive stipulation. The stipulation includes a base rate revenue increase of $31 million, an ROE of 9.45% and an equity ratio of 54.77%. The stipulation also includes an acceleration of depreciation on the Tolk coal plant to reflect early retirement in 2037, which results in a total increase in depreciation expense of $8 million. The parties to the stipulation agreed not to oppose the full application of depreciation rates associated with the 2032 retirement date in SPS’ next base rate case. On May 11, 2020, the Hearing Examiner issued a Certification of Stipulation recommending approval of the uncontested comprehensive stipulation without modification. On May 20, 2020, the NMPRC approved the stipulation without modification. New rates and tariffs were effective beginning May 28, 2020.
PUCT
Rate Case	Electric	$141	August 2019	Pending
In August 2019, SPS filed an electric rate case with the PUCT seeking an increase in retail electric base rates of approximately $141 million. The filing requests an ROE of 10.35%, a 54.65% equity ratio, rate base of approximately $2.6 billion and utilizes a historic 12 month period that ended June 30, 2019. SPS’ request was subsequently revised in March 2020 to approximately $130 million, based on a requested ROE of 10.1%, a 54.62% equity ratio, rate base of approximately $2.6 billion and historic test year ended June 30, 2019.

On May 20, 2020, SPS, the PUCT Staff and various intervenors reached an uncontested settlement, which includes:
•An electric rate increase of $88 million and a reset of the Transmission Cost Recovery Factor to zero;
•ROE of 9.45% and equity ratio of 54.62% for AFUDC purposes;
•Depreciation rates:
◦Tolk - 2037 end-of-life date;
◦Hale - 25-year end-of-life date;
◦All other generating units - end-of-life dates as proposed by SPS; and
◦Transmission - 35% of the incremental change between existing depreciation rates and rates proposed by SPS.
•Ring-fencing measures like those in other recent PUCT settlements, including:
◦Credit agreements and indentures (e.g., no cross-default provisions);
◦Financial covenants;
◦Restrictions on pledging of assets and securing debt;
◦Maintaining stand-alone credit facility and ratings; and
◦Affiliate and non-affiliate limitations.
Final rates are expected to be retroactively applied as of Sept. 12, 2019. A decision from the PUCT is anticipated in the third quarter of 2020.

Texas State ROFR Litigation — In May 2019, the Governor signed into law Senate Bill 1938, which grants incumbent utilities a ROFR to build transmission infrastructure when it directly interconnects to the utility’s existing facility. In June 2019, a complaint was filed in the United States District Court for the Western District of Texas claiming the new ROFR law to be unconstitutional. In February 2020, the federal court complaint was dismissed by the district court. In March 2020, the district court ruling was appealed to the United States Court of Appeals for the Fifth Circuit. The parties are awaiting a decision.
Texas Fuel Refund — Fuel and purchased power costs are recoverable in Texas through a fixed fuel factor, which is part of SPS’ rates. The PUCT rule requires refunding or surcharging of under and over-recovered amounts, including interest, when they exceed 4% of the utility’s annual fuel costs.
SPS’ 2019 total fuel and purchased power costs were over-collected by approximately $39 million. As a result, SPS filed a request with the PUCT to refund the amount to customers. In April 2020, interim rates were granted by a Texas ALJ. This case is pending final review and approval by the PUCT.
New Mexico FPPCAC Continuation — In October 2019, SPS filed an application to the NMPRC to approve SPS’ continued use of its FPPCAC and for reconciliation of fuel costs for the period Sept. 1, 2015, through June 30, 2019, which will determine whether all fuel costs incurred are eligible for recovery. SPS also proposed that it annually review its average New Mexico Deferred Fuel and Purchased Power balance and requests the NMPRC approve an Annual Deferred Fuel Balance True-Up. The proposed true-up is designed to maintain the Deferred Fuel and Purchased Power balance within a bandwidth of plus or minus 5% of annual New Mexico fuel and purchased power costs. A public hearing is scheduled to begin on Aug. 20, 2020.

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
Fair value of net commodity trading contracts as of June 30, 2020:

	Futures / Forwards Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
NSP-Minnesota (a)	$—	$—	$3	$3	$6
NSP-Minnesota (b)	—	(2)	(4)	(5)	(11)
PSCo (b)	(1)	(40)	(15)	—	(56)
	$(1)	$(42)	$(16)	$(2)	$(61)

	Options Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
NSP-Minnesota (b)	$—	$3	$—	$—	$3
PSCo (b)	—	(1)	—	—	(1)
	$—	$2	$—	$—	$2
(a) Prices actively quoted or based on actively quoted prices.
(b) Prices based on models and other valuation methods.
Changes in the fair value of commodity trading contracts before the impacts of margin-sharing for the six months ended June 30:

(Millions of Dollars)	2020	2019
Fair value of commodity trading net contract (liabilities) assets outstanding at Jan. 1	$(59)	$17
Contracts realized or settled during the period	(7)	(8)
Commodity trading contract additions and changes during the period	7	7
Fair value of commodity trading net contract (liabilities) assets outstanding at June 30	$(59)	$16

At June 30, 2020, a 10% increase in market prices for commodity trading contracts would increase pre-tax income from continuing operations by approximately $12 million, whereas a 10% decrease would decrease pre-tax income from continuing operations by approximately $12 million. At June 30, 2019, a 10% increase in market prices for commodity trading contracts would decrease pre-tax income from continuing operations by approximately $2 million, whereas a 10% decrease would increase pre-tax income from continuing operations by approximately $2 million.
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
The VaRs for the NSP-Minnesota and PSCo commodity trading operations, excluding both non-derivative transactions and derivative transactions designated as normal purchase, normal sales, calculated on a consolidated basis using a Monte Carlo simulation with a 95% confidence level and a one-day holding period, were as follows:

(Millions of Dollars)	Three Months Ended June 30	VaR Limit	Average	High	Low
2020	$0.8	$3.0	$0.9	$1.1	$0.6
2019	1.1	3.0	0.9	1.3	0.7
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
At June 30, 2020 and 2019, a 100-basis-point change in the benchmark rate on Xcel Energy’s variable rate debt would impact pre-tax interest expense annually by approximately $14 million and $17 million, respectively.
See Note 8 to the consolidated financial statements for a discussion of Xcel Energy Inc. and its subsidiaries’ interest rate derivatives.
NSP-Minnesota maintains a nuclear decommissioning fund, as required by the NRC. The nuclear decommissioning fund is subject to interest rate risk and equity price risk. The fund is invested in a diversified portfolio of cash equivalents, debt securities, equity securities, and other investments. These investments may be used only for purpose of decommissioning NSP-Minnesota’s nuclear generating plants.

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
Credit Risk — Xcel Energy is also exposed to credit risk. Credit risk relates to the risk of loss resulting from counterparties’ nonperformance on their contractual obligations. Xcel Energy maintains credit policies intended to minimize overall credit risk and actively monitor these policies to reflect changes and scope of operations.
At June 30, 2020, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $27 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $2 million. At June 30, 2019, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $14 million, while a decrease in prices of 10% would have resulted in an increase in credit exposure of $16 million.
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
Commodity Derivatives — Xcel Energy monitors the creditworthiness of the counterparties to its commodity derivative contracts and assesses each counterparty’s ability to perform on the transactions. The impact of discounting commodity derivative assets for counterparty credit risk was not material to the fair value of commodity derivative assets at June 30, 2020.
Adjustments to fair value for credit risk of commodity trading instruments are recorded in electric revenues. Credit risk adjustments for other commodity derivative instruments are deferred as other comprehensive income or deferred as regulatory assets and liabilities. Classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms. The impact of discounting commodity derivative liabilities for credit risk was immaterial at June 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Six Months Ended June 30
(Millions of Dollars)	2020	2019
Cash provided by operating activities	$1,148	$1,334
Net cash provided by operating activities decreased $186 million for the six months ended June 30, 2020 compared with the prior year. Decrease (excluding amounts related to non-cash operating activities (e.g., depreciation and amortization and deferred tax expenses) was primarily due to lower collections on accounts receivable as a result of the COVID-19 pandemic and reduced O&M expenditures.

	Six Months Ended June 30
(Millions of Dollars)	2020	2019
Cash used in investing activities	$(2,580)	$(1,708)
Net cash used in investing activities increased $872 million for the six months ended June 30, 2020 compared with the prior year. Increase was driven by capital expenditures (primarily for wind projects) as well as the purchase of MEC in January 2020.

	Six Months Ended June 30
(Millions of Dollars)	2020	2019
Cash provided by financing activities	$2,818	$580
Net cash provided by financing activities increased $2,238 million for the six months ended June 30, 2020 compared with the prior year. Increase was primarily attributable to proceeds from issuances of long-term debt.
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
•In January 2020, contributions of $150 million were made across four of Xcel Energy’s pension plans.
•In 2019, contributions of $154 million were made across four of Xcel Energy’s pension plans.
•For future years, contributions will be made as deemed appropriate based on evaluation of various factors including the funded status of the plans, minimum funding requirements, interest rates and expected investment returns.
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
As of July 27, 2020, Xcel Energy Inc. and its utility subsidiaries had the following committed credit facilities available to meet liquidity needs:

(Millions of Dollars)	Credit Facility (a)	Drawn (b)	Available	Cash	Liquidity
Xcel Energy Inc.	$1,250	$76	$1,174	$621	$1,795
PSCo	700	8	692	9	701
NSP-Minnesota	500	10	490	682	1,172
SPS	500	2	498	186	684
NSP-Wisconsin	150	—	150	10	160
Total	$3,100	$96	$3,004	$1,508	$4,512
(a)Credit facilities expire in June 2024.
(b)Includes outstanding commercial paper and letters of credit.
Bilateral Credit Agreement
In March 2019, NSP-Minnesota entered into a one-year uncommitted bilateral credit agreement. The credit agreement is limited in use to support letters of credit. In March 2020, NSP-Minnesota renewed its bilateral credit agreement for an additional one-year term.
As of June 30, 2020, NSP-Minnesota’s outstanding letters of credit under the Bilateral Credit Agreement were as follows:

(Millions of Dollars)	Limit	Amount Outstanding	Available
NSP-Minnesota	$75	$31	$44
Short-Term Debt — Xcel Energy Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS each have individual commercial paper programs. The authorized levels for these commercial paper programs are:
•$1.25 billion for Xcel Energy Inc.;
•$700 million for PSCo;
•$500 million for NSP-Minnesota;
•$500 million for SPS; and
•$150 million for NSP-Wisconsin.
In addition, in December 2019, Xcel Energy Inc. entered into a $500 million 364-Day Term Loan Agreement that matures Dec. 1, 2020. Xcel Energy has an option to request an extension through Nov. 30, 2021. In March 2020, Xcel Energy Inc. entered into a $700 million, 364-Day Term Loan Agreement that matures March 22, 2021. Xcel Energy has an option to request an extension through March 21, 2022.
Short-term debt outstanding for Xcel Energy was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2020	Year Ended Dec. 31, 2019
Borrowing limit	$4,300	$3,600
Amount outstanding at period end	1,410	595
Average amount outstanding	1,496	1,115
Maximum amount outstanding	1,770	1,780
Weighted average interest rate, computed on a daily basis	1.65%	2.72%
Weighted average interest rate at period end	0.76	2.34

Money Pool — Xcel Energy received FERC approval to establish a utility money pool arrangement with the utility subsidiaries, subject to receipt of required state regulatory approvals. The utility money pool allows for short-term investments in and borrowings between the utility subsidiaries. Xcel Energy Inc. may make investments in the utility subsidiaries at market-based interest rates; however, the money pool arrangement does not allow the utility subsidiaries to make investments in Xcel Energy Inc. The money pool balances are eliminated in consolidation. NSP-Minnesota, PSCo and SPS participate in the money pool pursuant to approval from their respective state regulatory commissions. NSP-Wisconsin currently does not participate in the money pool, however, in July 2020, an application to participate was filed.
2020 Financing Activity — During 2020, Xcel Energy plans to issue approximately $75 to $80 million of equity through the DRIP and benefit programs. In addition, Xcel Energy Inc. and its utility subsidiaries issued the following debt securities:

Issuer	Security	Amount		Status	Tenor	Coupon
Xcel Energy Inc.	Senior Unsecured Notes	$600	million	Completed	10 Year	3.40%
PSCo	First Mortgage Bonds	375	million	Completed	31 Year	2.70
PSCo	First Mortgage Bonds	375	million	Completed	11 Year	1.90
SPS	First Mortgage Bonds	350	million	Completed	30 Year	3.15
NSP-Wisconsin	First Mortgage Bonds	100	million	Completed	31 Year	3.05
NSP-Minnesota	First Mortgage Bonds	700	million	Completed	31 Year	2.60
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
Key assumptions as compared with 2019 levels unless noted:
•Constructive outcomes in all rate case and regulatory proceedings.
•Normal weather patterns for the remainder of the year.
•Weather-normalized retail electric sales are projected to decline ~4%, under the base case scenario.
•Weather-normalized retail firm natural gas sales are projected to decline ~1%, under the base case scenario.
•Capital rider revenue is projected to increase $40 million to $45 million (net of PTCs). PTCs are credited to customers, through capital riders and reductions to electric margin.
•O&M expenses are projected to decline approximately 4% to 5% under the base case scenario.
•Depreciation expense is projected to increase approximately $180 million to $190 million, reflecting updated depreciation rates in regulatory proceedings which are offset by revenue increases.
•Property taxes are projected to increase approximately $35 million to $45 million.
•Interest expense (net of AFUDC - debt) is projected to increase $45 million to $55 million.
•AFUDC - equity is projected to increase approximately $35 million to $45 million.
•The ETR is projected to be ~0%. The ETR reflects benefits of PTCs which are credited to customers through electric margin and will not have a material impact on net income.
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

COVID-19
Although COVID-19 represents an unprecedented event that has led to numerous challenges, Xcel Energy believes its risk management program, including business continuity and disaster recovery planning, will allow us to proactively manage and successfully navigate the challenges, risks and uncertainties associated with the pandemic. In addition, we have implemented O&M contingency plans to reduce costs and seek regulatory deferral mechanisms to offset the negative impact of COVID-19 on sales, bad debt and other aspects of our business.

A high degree of uncertainty exists regarding COVID-19, the duration and magnitude of business restrictions, re-shut downs, if any, and the level and pace of recovery of the economy. Also, while we are implementing contingency plans, there are no guarantees these plans will be sufficient to offset the impact of COVID-19. The ultimate impact of this pandemic could have a material impact on Xcel Energy’s operations, financial results and cash flow.
An overview of certain risk considerations or areas which have or could significantly impact us, is as follows.
Sales — In the first half of 2020, Xcel Energy experienced a decline in weather and leap year adjusted sales. The decline in sales was primarily due to pandemic related mandates implemented in March 2020 involving the closure of non-essential businesses and state directives for individuals to stay-at-home. The stay-at-home directives and business closures moderated in May 2020.
Xcel Energy has decoupling and sales true-up mechanisms in Minnesota (all electric classes) and Colorado (residential and non-demand small C&I electric classes), which mitigate the impact of changes to sales levels as compared to a base line.
The following scenarios outline the potential impact of the pandemic on electric and natural gas sales and EPS, based on various assumptions of the duration of the stay-at-home provisions and economic recovery:
•Mild Scenario (severe impact through May with a V-shaped economic recovery).
◦Impact on weather-adjusted electric sales for 2020: an increase of ~1% in residential sales; a decline of ~4% in C&I sales; and a decline in total retail electric sales of ~2%.
◦Impact on 2020 natural gas sales: ~0%.
◦This sales decline would reduce EPS by approximately $0.11.
•Base Case Scenario (severe impact through the second quarter with slower U-shaped recovery with lingering effects).
◦Impact on weather-adjusted electric sales for 2020: an increase of ~1% in residential sales; a decline of 6% in C&I sales; and a decline in total retail electric sales of ~4%.
◦Impact on 2020 natural gas sales: a decline of ~1%.
◦This sales decline would reduce EPS by approximately $0.17.
•Severe Scenario (severe impact through the third quarter followed by protracted challenged L-shaped recovery).
◦Impact on weather-adjusted electric sales for 2020: an increase of ~1% in residential sales; a decline of ~12% in C&I sales; and a decline in total retail electric sales of ~8%.
◦Impact on 2020 natural gas sales: a decline of ~2%.
◦This sales decline would reduce EPS by approximately $0.37.
•Potential impacts due to other items could have negative EPS impact of $0.02 to $0.05, assuming constructive regulatory treatment.
The estimated impact on our monthly weather-adjusted electric sales in the second quarter (primarily COVID-19) is as follows:

Month	Residential	C&I	Total Electric Sales
April	3.2%	(13.7)%	(9.6)%
May	5.1	(10.6)	(6.7)
June	8.9	(10.0)	(4.7)
Xcel Energy incorporated the base case scenario into our 2020 guidance assumptions. The second quarter sales results came in better than anticipated in our base case scenario, however there still is substantial uncertainty on the adverse impact of COVID-19 for the remainder of the year.
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
Regulatory — Xcel Energy has received orders in Minnesota, Wisconsin, Texas, New Mexico and Michigan, allowing regulatory deferral of incremental COVID-19 costs as a regulatory asset subject to future determination of amount and timing of recovery. Costs include, but are not limited to, bad debt expense, suspension of disconnections, waived late fees and other costs and/or foregone revenues.
Xcel Energy has also filed requests in North Dakota and South Dakota to record a regulatory asset and defer all incremental expenses related to the pandemic. In July 2020, PSCo reached an agreement with Staff and the Office of Consumer Counsel on the deferral of COVID-19 related bad debt expense. These requests are pending regulatory approval.
Xcel Energy serves the majority of its wholesale customers under formula transmission and production rates which true-up rates to actual costs to serve.
Xcel Energy deferred approximately $3 million of related expenses as of June 30, 2020. We will continue to monitor these costs and assess whether the actions of the regulator provide the evidence necessary to defer amounts as regulatory assets.
Contingency Plan — Xcel Energy has implemented contingency plans to reduce costs to offset the negative impact of COVID-19. Actions include reductions of employee expenses, consulting, variable compensation, delays of certain work activities, attrition and implementation of a hiring freeze. Based on these actions, our base case assumption is that 2020 O&M expenses will decline 4% to 5% compared with 2019. The ultimate level of O&M expenses will be dependent on actual sales levels.
We believe we can deliver earnings within our 2020 guidance range based on implementing contingency plans to offset the impact of the pandemic on sales and expense levels under the base case scenario. However, our contingency plans may not be able to offset the negative impact of COVID-19 under a severe scenario.
Supply Chain and Capital Expenditures — Xcel Energy’s ability to meet customer energy requirements, respond to storm-related disruptions and maintain our capital expenditure program are dependent on maintaining an efficient supply chain. During the first half of 2020, Xcel Energy did not experience any material supply chain, contractor or employee disruptions that prevented us from performing maintenance or construction activity. As a result, we have not significantly adjusted our 2020 capital expenditure plan.
However, in April 2020, we were informed of supply chain disruptions, which will likely result in delays in the completion of two of our wind farms into 2021. In May 2020, the U.S. Treasury provided a one-year extension of the continuity PTC safe harbor for renewable projects, including wind and solar, that began construction in 2016 or 2017. Thus, we believe these wind farms will meet the IRS continuity requirements if ultimately placed in service in 2021. As a result, we expect these wind projects will qualify for 100% PTC benefit.

Pension — The funded status of the Xcel Energy pension plans was approximately 90% in January 2020. The funded status of the pension plan is estimated to be approximately 83%, based on market conditions as of June 2020.
Xcel Energy does not expect any material changes to its pension funding requirement at this time. In addition, Xcel Energy has pension trackers in Colorado and Texas, which allow us to defer amounts that are above or below a baseline.
Liquidity — Xcel Energy has taken steps to enhance its liquidity and believes it has more than adequate liquidity. We have completed our debt issuance plans for Xcel Energy and its operating companies for 2020. In July 2020, we completed the sale of the MEC facility which provided an additional $650 million of funds. As a result of these actions, Xcel Energy had approximately $4.5 billion of available liquidity as of July 27, 2020.
Furthermore, Xcel Energy has an outstanding forward equity agreement in connection with a $743 million public offering of 11.8 million shares. These shares have not been issued and we expect to settle this equity forward later in 2020, which will further enhance liquidity. Finally, Xcel Energy continues to have access to the capital markets on favorable terms.
Customer Service & Reliability — Xcel Energy remains committed to continuing to safely deliver reliable services to our customers as families and communities face the COVID-19 pandemic. We have exercised our business continuity plans to safely serve our customers, protect our employees and ensure critical positions remain staffed.
Key actions include:
•Executing work-from-home practices for employees who can do their work remotely;
•Enhancing cleaning practices within our facilities;
•Providing proper personal protective equipment and following CDC and state guidelines;
•Conducting employee temperature checks;
•Changing work practices to promote social distancing;
•Splitting crews and staggering work times;
•Limiting employee entry into customer homes to emergency situations only; and
•Reminding customers of increased risks of scam activity.
Employees — The health and safety of our workforce is one of our core values and we have taken several actions that reflect that during this pandemic:
•Continued pay for employees who have been quarantined and provide training to employees on how to stay safe and social distance;
•Expanded medical plan coverage for employees and their families to include 100% of COVID-19 medical costs;
•Offered up to an additional 80 hours of paid time off to employees for pandemic related illness;
•Expanded eligibility for our paid time off donation program to employees who have or are caring for a family member who has been diagnosed with the virus;
•Offered new anxiety and stress management tools, in addition to our existing Employee Assistance Program;
•Provided resources and educational materials to support employees adjusting to distance learning with their children; and
•Implemented an employee part-time and voluntary leave of absence program for pandemic-related needs.
Communities — Xcel Energy is committed to the communities in which we operate. Actions include the following:
•Plan to donate approximately $20 million in corporate giving, including COVID-19 relief in 2020.
•Donated over 300,000 masks to hospitals in the communities we serve; and launched a special $300,000 COVID-19 two-to-one matching campaign, which provides a match for employee donations to impacted non-profit organizations, in addition to our standard employee matching gift programs;
•Donating over 2.5 million high efficiency light bulbs;
•Submitted a proposal to reduce our approved 2020 Fuel Forecast by $25 million to provide immediate relief to our Minnesota customers, which will be implemented across the three summer months equally. Additionally, we proposed temporary relief to certain businesses in Minnesota through the Business Incentive and Sustainability Rider (approximately $6 million); and
•See Public Utility Regulation - NSP-Minnesota above for discussion of the Minnesota Relief and Recovery filing.

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
As of June 30, 2020, based on an evaluation carried out under the supervision and with the participation of Xcel Energy’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that Xcel Energy’s disclosure controls and procedures were effective.
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

ITEM 1A — RISK FACTORS
There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended Dec. 31, 2019 except as follows:
We face risks related to health epidemics and other outbreaks, which may have a material effect on our financial condition, results of operations and cash flows.
The global outbreak of COVID-19 is currently impacting countries, communities, supply chains and markets. A high degree of uncertainty continues to exist regarding COVID-19, the duration and magnitude of business restrictions, re-shut downs, if any, and the level and pace of economic recovery. While we are implementing contingency plans, there are no guarantees these plans will be sufficient to offset the impact of COVID-19.
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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
For the quarter ended June 30, 2020, no equity securities that are registered by Xcel Energy Inc. pursuant to Section 12 of the Securities Exchange Act of 1934 were purchased by or on behalf of us or any of our affiliated purchasers.

ITEM 6 — EXHIBITS
* Indicates incorporation by reference
+ Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation of Xcel Energy Inc., dated May 17, 2012	Xcel Energy Inc. Form 8-K dated May 16, 2012	001-03034	3.01
3.02*	Bylaws of Xcel Energy Inc. as Amended on April 3, 2020	Xcel Energy Inc Form 8-K dated April 3, 2020	001-03034	3.01
4.01*	Supplemental Indenture No. 13, dated as of April 1, 2020 by and between Xcel Energy Inc. and Wells Fargo Bank, National Association as Trustee, creating $600 million principal amount of 3.40% Senior Notes, Series due 2030	Xcel Energy Inc. Form 8-K dated April 1, 2020	001-03034	4.01
4.02*	Supplemental Indenture dated as of May 1, 2020 between PSCo and U.S. Bank National Association, as successor Trustee, creating $375 million principal amount of 2.70% First Mortgage Bonds, Series No. 35 due 2051 and $375 million principal amount of 1.90% First Mortgage Bonds, Series No. 36 due 2031	PSCo Form 8-K dated May 15, 2020	001-03280	4.01
4.03*	Supplemental Indenture No. 8, dated as of May 1, 2020 between SPS and U.S. Bank National Association, as Trustee, creating $350 million principal amount of 3.15% First Mortgage Bonds, Series due 2050	SPS Form 8-K dated May 18, 2020	001-03789	4.02
4.04*	Supplemental Indenture dated as of May 18, 2020 between NSP-Wisconsin and U.S. Bank National Association, as Trustee, creating $100 million principal amount of 3.05% First Mortgage Bonds, Series due 2051	NSP-Wisconsin 8-K dated May 26, 2020	001-03140	4.01
4.05*	Supplemental Indenture dated as of June 8, 2020 between NSP-Minnesota and the Bank of New York Mellon Trust Company, N.A., as successor Trustee, creating $700 million principal amount of 2.60% First Mortgage Bonds, Series due 2051	NSP-Minnesota 8-K dated June 15, 2020	001-31387	4.01
10.01+	Ninth Amendment to the Xcel Energy Senior Executive Severance and Change in Control Policy
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XCEL ENERGY INC.

July 31, 2020	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)