Form 10-Q
period 2020-09-30
XCEL ENERGY INC
filed 2020-10-29
CIK 72903

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes  ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒ Yes  ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Oct. 19, 2020
Common Stock, $2.50 par value	525,457,773 shares

This Form 10-Q is filed by Xcel Energy Inc. Additional information is available on various filings with the Securities and Exchange Commission.

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
e prime	e prime inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Co.
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
WGI	West Gas Interstate
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
CPUC	Colorado Public Utilities Commission
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
DOC	Department of Commerce
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
MPUC	Minnesota Public Utilities Commission
NMPRC	New Mexico Public Regulation Commission
NRC	Nuclear Regulatory Commission
OAG	Minnesota Office of the Attorney General
PSCW	Public Service Commission of Wisconsin
PUCT	Public Utility Commission of Texas
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
DSM	Demand side management
FCA	Fuel clause adjustment
FPPCAC	Fuel and purchased power cost adjustment clause
GUIC	Gas utility infrastructure cost rider
RES	Renewable energy standard
TCR	Transmission cost recovery adjustment

Other
AFUDC	Allowance for funds used during construction
AGIS	Advanced Grid Intelligence and Security
ALJ	Administrative Law Judge
ASC	FASB Accounting Standards Codification
C&I	Commercial and Industrial
CCR	Coal combustion residual
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the EPA regulating the management, storage and disposal of CCRs as a nonhazardous waste
CDD	Cooling degree-days
CEO	Chief executive officer
CFO	Chief financial officer
COVID-19	Novel coronavirus
DRIP	Dividend Reinvestment and Stock Purchase Program
EPS	Earnings per share
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
FTR	Financial transmission right
GAAP	Generally accepted accounting principles
GE	General Electric
HDD	Heating degree-days
IPP	Independent power producing entity
LLC	Limited liability company
MDL	Multi district litigation
MEC	Mankato Energy Center
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
NAV	Net asset value
NOL	Net operating loss

O&M	Operating and maintenance
OATT	Open Access Transmission Tariff
PPA	Power purchase agreement
PTC	Production tax credit
ROE	Return on equity
ROFR	Right-of-first refusal
RTO	Regional Transmission Organization
SMMPA	Southern Minnesota Municipal Power Agency
SPP	Southwest Power Pool, Inc.
THI	Temperature-humidity index
TOs	Transmission owners
VaR	Value at Risk
VIE	Variable interest entity

Measurements
MW	Megawatts

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including the 2020 EPS guidance, 2021 EPS guidance, long-term EPS and dividend growth rate objectives, future sales, future bad debt expense, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, and expectations regarding regulatory proceedings, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q and in other filings with the SEC (including Xcel Energy’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2019, and subsequent filings), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: uncertainty around the impacts and duration of the COVID-19 pandemic; operational safety, including our nuclear generation facilities; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee work force and third-party contractor factors; ability to recover costs; changes in regulation and subsidiaries’ ability to recover costs from customers; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of Xcel Energy Inc. and its subsidiaries to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; our subsidiaries’ ability to make dividend payments; tax laws; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; and costs of potential regulatory penalties.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions, except per share data)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2020	2019	2020	2019
Operating revenues
Electric	$2,941	$2,771	$7,430	$7,345
Natural gas	219	222	1,082	1,324
Other	22	20	67	62
Total operating revenues	3,182	3,013	8,579	8,731

Operating expenses
Electric fuel and purchased power	981	952	2,611	2,679
Cost of natural gas sold and transported	54	55	425	646
Cost of sales — other	11	9	28	28
Operating and maintenance expenses	579	580	1,708	1,764
Conservation and demand side management expenses	73	75	215	212
Depreciation and amortization	513	447	1,449	1,319
Taxes (other than income taxes)	158	137	453	429
Total operating expenses	2,369	2,255	6,889	7,077

Operating income	813	758	1,690	1,654

Other income (expense), net	1	8	(6)	14
Equity earnings of unconsolidated subsidiaries	12	10	29	29
Allowance for funds used during construction — equity	30	15	91	55

Interest charges and financing costs
Interest charges — includes other financing costs of $7, $6, $21 and $19, respectively	221	199	628	578
Allowance for funds used during construction — debt	(11)	(7)	(33)	(27)
Total interest charges and financing costs	210	192	595	551

Income before income taxes	646	599	1,209	1,201
Income tax expense	43	72	24	121
Net income	$603	$527	$1,185	$1,080

Weighted average common shares outstanding:
Basic	526	519	526	517
Diluted	528	521	527	518

Earnings per average common share:
Basic	$1.15	$1.02	$2.25	$2.09
Diluted	1.14	1.01	2.25	2.08

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2020	2019	2020	2019
Net income	$603	$527	$1,185	$1,080
Other comprehensive income (loss)
Pension and retiree medical benefits:
Net pension and retiree medical losses arising during the period, net of tax of $—, $—, $— and $1, respectively	—	—	—	2
Amortization of losses included in net periodic benefit cost, net of tax of $—, $—, $1 and $1, respectively	1	1	4	3
Derivative instruments:
Net fair value decrease, net of tax of $—, $(3), $(3) and $(8), respectively	—	(9)	(10)	(25)
Reclassification of losses to net income, net of tax of $—, $—, $1 and $1, respectively	1	1	4	2

Total other comprehensive income (loss)	2	(7)	(2)	(18)
Total comprehensive income	$605	$520	$1,183	$1,062

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Nine Months Ended Sept. 30
	2020	2019
Operating activities
Net income	$1,185	$1,080
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,459	1,332
Nuclear fuel amortization	94	89
Deferred income taxes	45	130
Allowance for equity funds used during construction	(91)	(55)
Equity earnings of unconsolidated subsidiaries	(29)	(29)
Dividends from unconsolidated subsidiaries	32	30
Provision for bad debts	39	30
Share-based compensation expense	60	47
Changes in operating assets and liabilities:
Accounts receivable	(108)	9
Accrued unbilled revenues	124	132
Inventories	(37)	(60)
Other current assets	(68)	3
Accounts payable	(97)	(56)
Net regulatory assets and liabilities	(139)	(6)
Other current liabilities	(54)	(100)
Pension and other employee benefit obligations	(138)	(138)
Other, net	(103)	119
Net cash provided by operating activities	2,174	2,557

Investing activities
Capital/construction expenditures	(3,681)	(3,018)
Sale of MEC	684	—
Purchase of investment securities	(1,275)	(472)
Proceeds from the sale of investment securities	1,260	462
Other, net	(9)	(101)
Net cash used in investing activities	(3,021)	(3,129)

Financing activities
Proceeds from short-term borrowings, net	(95)	(105)
Proceeds from issuances of long-term debt	2,940	1,937
Repayments of long-term debt, including reacquisition premiums	(701)	(399)
Proceeds from issuance of common stock	5	457
Dividends paid	(638)	(587)
Other, net	(27)	(14)
Net cash provided by financing activities	1,484	1,289

Net change in cash and cash equivalents	637	717
Cash and cash equivalents at beginning of period	248	147
Cash and cash equivalents at end of period	$885	$864

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(582)	$(544)
Cash (paid) received for income taxes, net	(17)	53

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$933	$420
Inventory transfers to property, plant and equipment	250	64
Operating lease right-of-use assets	361	1,718
Allowance for equity funds used during construction	91	55
Issuance of common stock for equity awards	51	46

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	Sept. 30, 2020	Dec. 31, 2019
Assets
Current assets
Cash and cash equivalents	$885	$248
Accounts receivable, net	899	837
Accrued unbilled revenues	586	713
Inventories	512	544
Regulatory assets	576	488
Derivative instruments	69	55
Prepaid taxes	78	43
Prepayments and other	232	185
Total current assets	3,837	3,113

Property, plant and equipment, net	42,227	39,483

Other assets
Nuclear decommissioning fund and other investments	2,813	2,731
Regulatory assets	2,918	2,935
Derivative instruments	31	22
Operating lease right-of-use assets	1,534	1,672
Other	348	492
Total other assets	7,644	7,852
Total assets	$53,708	$50,448

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$401	$702
Short-term debt	500	595
Accounts payable	1,602	1,294
Regulatory liabilities	302	407
Taxes accrued	504	466
Accrued interest	186	192
Dividends payable	226	212
Derivative instruments	48	38
Operating lease liabilities	208	194
Other	416	468
Total current liabilities	4,393	4,568

Deferred credits and other liabilities
Deferred income taxes	4,696	4,509
Deferred investment tax credits	46	49
Regulatory liabilities	5,311	5,077
Asset retirement obligations	2,942	2,701
Derivative instruments	158	175
Customer advances	201	203
Pension and employee benefit obligations	651	785
Operating lease liabilities	1,395	1,549
Other	178	186
Total deferred credits and other liabilities	15,578	15,234

Commitments and contingencies
Capitalization
Long-term debt	19,960	17,407
Common stock — 1,000,000,000 shares authorized of $2.50 par value; 525,452,824 and 524,539,000 shares outstanding at Sept. 30, 2020 and Dec. 31, 2019, respectively	1,314	1,311
Additional paid in capital	6,694	6,656
Retained earnings	5,912	5,413
Accumulated other comprehensive loss	(143)	(141)
Total common stockholders’ equity	13,777	13,239
Total liabilities and equity	$53,708	$50,448

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)
(amounts in millions, except per share data; shares in thousands)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholders' Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended Sept. 30, 2020 and 2019
Balance at June 30, 2019	514,865	$1,287	$6,190	$5,024	$(135)	$12,366
Net income				527		527
Other comprehensive loss					(7)	(7)
Dividends declared on common stock ($0.405 per share)				(214)		(214)
Issuances of common stock	9,519	24	438			462
Share-based compensation			8	(1)		7
Balance at Sept. 30, 2019	524,384	$1,311	$6,636	$5,336	$(142)	$13,141

Balance at June 30, 2020	525,205	$1,313	$6,679	$5,538	$(145)	$13,385
Net income				603		603
Other comprehensive income					2	2
Dividends declared on common stock ($0.43 per share)				(226)		(226)
Issuances of common stock	302	1	9			10
Repurchase of common stock	(54)	—	(4)			(4)
Share-based compensation			10	(3)		7
Balance at Sept. 30, 2020	525,453	$1,314	$6,694	$5,912	$(143)	$13,777

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholders' Equity
	Shares	Par Value	Additional Paid In Capital
Nine Months Ended Sept. 30, 2020 and 2019
Balance at Dec. 31, 2018	514,037	$1,285	$6,168	$4,893	$(124)	$12,222
Net income				1,080		1,080
Other comprehensive loss					(18)	(18)
Dividends declared on common stock ($1.215 per share)				(633)		(633)
Issuances of common stock	10,353	26	458			484
Repurchases of common stock	(6)	—	—			—
Share-based compensation			10	(4)		6
Balance at Sept. 30, 2019	524,384	$1,311	$6,636	$5,336	$(142)	$13,141

Balance at Dec. 31, 2019	524,539	$1,311	$6,656	$5,413	$(141)	$13,239
Net income				1,185		1,185
Other comprehensive loss					(2)	(2)
Dividends declared on common stock ($1.29 per share)				(679)		(679)
Issuances of common stock	968	3	30			33
Repurchase of common stock	(54)	—	(4)			(4)
Share-based compensation			12	(5)		7
Adoption of ASC Topic 326				(2)		(2)
Balance at Sept. 30, 2020	525,453	$1,314	$6,694	$5,912	$(143)	$13,777

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with U.S. GAAP, the financial position of Xcel Energy Inc. and its subsidiaries as of Sept. 30, 2020 and Dec. 31, 2019; the results of Xcel Energy’s operations, including the components of net income and comprehensive income, and changes in stockholders’ equity for the three and nine months ended Sept. 30, 2020 and 2019; and Xcel Energy’s cash flows for the nine months ended Sept. 30, 2020 and 2019.
All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after Sept. 30, 2020, up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2019 balance sheet information has been derived from the audited 2019 consolidated financial statements included in the Xcel Energy Inc. Annual Report on Form 10-K for the year ended Dec. 31, 2019.
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

1. Summary of Significant Accounting Policies
The significant accounting policies set forth in Note 1 to the consolidated financial statements in the Xcel Energy Inc. Annual Report on Form 10-K for the year ended Dec. 31, 2019 appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

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
Xcel Energy implemented the guidance using a modified-retrospective approach, recognizing a cumulative effect charge of $2 million (after tax) to retained earnings on Jan. 1, 2020. Other than first-time recognition of an allowance for bad debts on accrued unbilled revenues, the Jan. 1, 2020, adoption of ASC Topic 326 did not have a significant impact on Xcel Energy’s consolidated financial statements.

3. Selected Balance Sheet Data

(Millions of Dollars)	Sept. 30, 2020	Dec. 31, 2019
Accounts receivable, net
Accounts receivable	$965	$892
Less allowance for bad debts	(66)	(55)
Accounts receivable, net	$899	$837

(Millions of Dollars)	Sept. 30, 2020	Dec. 31, 2019
Inventories
Materials and supplies	$275	$270
Fuel	157	191
Natural gas	80	83
Total inventories	$512	$544

(Millions of Dollars)	Sept. 30, 2020	Dec. 31, 2019
Property, plant and equipment, net
Electric plant	$46,531	$44,355
Natural gas plant	6,899	6,560
Common and other property	2,401	2,341
Plant to be retired (a)	287	259
Construction work in progress	3,265	2,329
Total property, plant and equipment	59,383	55,844
Less accumulated depreciation	(17,456)	(16,735)
Nuclear fuel	2,930	2,909
Less accumulated amortization	(2,630)	(2,535)
Property, plant and equipment, net	$42,227	$39,483
(a)The CPUC has approved early retirement of PSCo’s Comanche Units 1 and 2 in approximately 2022 and 2025, respectively, and PSCo’s Craig 1 in approximately 2025. Amounts are presented net of accumulated depreciation.

4. Borrowings and Other Financing Instruments
Short-Term Borrowings
Short-Term Debt — Xcel Energy Inc. and its utility subsidiaries meet their short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under their credit facilities and term loan agreements.
Commercial paper and term loan borrowings outstanding for Xcel Energy were as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2020	Year Ended Dec. 31, 2019
Borrowing limit	$3,600	$3,600
Amount outstanding at period end	500	595
Average amount outstanding	1,195	1,115
Maximum amount outstanding	1,438	1,780
Weighted average interest rate, computed on a daily basis	0.81%	2.72%
Weighted average interest rate at period end	0.66	2.34
Letters of Credit — Xcel Energy Inc. and its subsidiaries use letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At both Sept. 30, 2020 and Dec. 31, 2019, there were $20 million of letters of credit outstanding under the credit facilities. The contract amounts of these letters of credit approximate their fair value and are subject to fees.

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
As of Sept. 30, 2020, Xcel Energy Inc. and its utility subsidiaries had the following committed revolving credit facilities available:

(Millions of Dollars)	Credit Facility (a)	Drawn (b)	Available
Xcel Energy Inc.	$1,250	$—	$1,250
PSCo	700	8	692
NSP-Minnesota	500	10	490
SPS	500	2	498
NSP-Wisconsin	150	—	150
Total	$3,100	$20	$3,080
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
In September 2020, Xcel Energy Inc. repaid an incremental $700 million 364-Day Term Loan Agreement that was entered into in March 2020.
As of Sept. 30, 2020, Xcel Energy Inc.’s term loan borrowings were as follows:

(Millions of Dollars)	Limit	Amount Used	Available
Xcel Energy, Inc.	$500	$500	$—
Bilateral Credit Agreement
In March 2019, NSP-Minnesota entered into a one-year uncommitted bilateral credit agreement. The credit agreement is limited in use to support letters of credit. In March 2020, NSP-Minnesota renewed its bilateral credit agreement for an additional one-year term.

As of Sept. 30, 2020, NSP-Minnesota’s outstanding letters of credit under the bilateral credit agreement were as follows:

(Millions of Dollars)	Limit	Amount Outstanding	Available
NSP-Minnesota	$75	$46	$29
Long-Term Borrowings
During the nine months ended Sept. 30, 2020, Xcel Energy Inc. and its utility subsidiaries issued the following:
•Xcel Energy Inc. issued $600 million of 3.40% senior unsecured notes due June 1, 2030;
•PSCo issued $375 million of 2.70% first mortgage bonds due Jan. 15, 2051 and $375 million of 1.90% first mortgage bonds due Jan. 15, 2031;
•SPS issued $350 million of 3.15% first mortgage bonds due May 1, 2050;
•NSP-Wisconsin issued $100 million of 3.05% first mortgage bonds due May 1, 2051;
•NSP-Minnesota issued $700 million of 2.60% first mortgage bonds due June 1, 2051; and
•Xcel Energy Inc. issued $500 million of 0.50% senior unsecured notes due Oct. 15, 2023.
Forward Equity Agreements — In November 2019, Xcel Energy Inc. entered into forward sale agreements in connection with a completed $743 million public offering of 11.8 million shares of Xcel Energy common stock. The initial forward agreement was for 10.3 million shares with an additional agreement for 1.5 million shares that was exercised at the option of the banking counterparty.
At Sept. 30, 2020, the forward agreements could have been settled with physical delivery of 11.8 million common shares to the banking counterparty in exchange for cash of $722 million. The forward instruments could also have been settled at Sept. 30, 2020, with delivery of approximately $92 million of cash or approximately 1.3 million shares of common stock to the counterparty, if Xcel Energy unilaterally elected net cash or net share settlement, respectively.
The forward price used to determine amounts due at settlement is calculated based on the November 2019 public offering price for Xcel Energy’s common stock of $62.69, increased for the overnight bank funding rate, less a spread of 0.75% and less expected dividends on Xcel Energy’s common stock during the period the instruments are outstanding.
Xcel Energy may settle the agreements at any time up to the maturity date of Dec. 31, 2020. Depending on settlement timing, cash proceeds are expected to be approximately $720 million.
Forward equity instruments were recognized within stockholders’ equity at fair value at execution of the agreements and will not be subsequently adjusted until settlement.
Other Equity — Xcel Energy Inc. issued $30 million and $29 million of equity through the DRIP during the nine months ended Sept. 30, 2020 and 2019, respectively. The program allows shareholders to elect dividend reinvestment in Xcel Energy Inc. common stock through a non-cash transaction.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. Xcel Energy’s operating revenues consisted of the following:

	Three Months Ended Sept. 30, 2020
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$962	$124	$11	$1,097
C&I	1,340	56	5	1,401
Other	34	—	2	36
Total retail	2,336	180	18	2,534
Wholesale	227	—	—	227
Transmission	157	—	—	157
Other	17	28	—	45
Total revenue from contracts with customers	2,737	208	18	2,963
Alternative revenue and other	204	11	4	219
Total revenues	$2,941	$219	$22	$3,182

	Three Months Ended Sept. 30, 2019
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$865	$124	$10	$999
C&I	1,383	58	6	1,447
Other	35	—	1	36
Total retail	2,283	182	17	2,482
Wholesale	205	—	—	205
Transmission	151	—	—	151
Other	13	24	—	37
Total revenue from contracts with customers	2,652	206	17	2,875
Alternative revenue and other	119	16	3	138
Total revenues	$2,771	$222	$20	$3,013

	Nine Months Ended Sept. 30, 2020
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$2,356	$647	$32	$3,035
C&I	3,481	308	20	3,809
Other	94	—	4	98
Total retail	5,931	955	56	6,942
Wholesale	553	—	—	553
Transmission	442	—	—	442
Other	55	86	—	141
Total revenue from contracts with customers	6,981	1,041	56	8,078
Alternative revenue and other	449	41	11	501
Total revenues	$7,430	$1,082	$67	$8,579

	Nine Months Ended Sept. 30, 2019
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$2,216	$801	$29	$3,046
C&I	3,724	403	21	4,148
Other	98	—	3	101
Total retail	6,038	1,204	53	7,295
Wholesale	548	—	—	548
Transmission	409	—	—	409
Other	42	84	—	126
Total revenue from contracts with customers	7,037	1,288	53	8,378
Alternative revenue and other	308	36	9	353
Total revenues	$7,345	$1,324	$62	$8,731

6. Income Taxes
Note 7 to the consolidated financial statements included in Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2019, represents, in all material respects, the current status of other income tax matters except to the extent noted below, and are incorporated herein by reference.
The following table reconciles the difference between the statutory rate and the ETR:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2020	2019	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%	21.0%
State tax (net of federal tax effect)	5.0	5.0	5.1	5.0
Decreases:
Wind PTCs	(8.0)	(6.1)	(13.2)	(8.1)
Plant regulatory differences (a)	(7.2)	(5.6)	(7.4)	(5.5)
NOL carryback	(1.9)	—	(1.0)	—
Other tax credits and NOL allowances (net)	(1.0)	(1.7)	(1.2)	(1.8)
Other (net)	(1.2)	(0.6)	(1.3)	(0.5)
Effective income tax rate	6.7%	12.0%	2.0%	10.1%
(a)     Regulatory differences for income tax primarily relate to the credit of excess deferred taxes to customers through the average rate assumption method. Income tax benefits associated with the credit of excess deferred credits are offset by corresponding revenue reductions.
Federal Tax Loss Carryback Claims — In 2020, Xcel Energy identified certain expenses related to tax years 2009-2011 that qualify for an extended carryback claim. As a result, a tax benefit of approximately $13 million was recognized in 2020.
Federal Audits — Statute of limitations applicable to Xcel Energy’s consolidated federal income tax returns expire as follows:

Tax Years	Expiration
2014 — 2016	July 2021

Additionally, the statute of limitations related to the federal tax loss carryback claim referenced above has been extended. Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of this issue; however, the outcome and timing of a resolution is unknown.

In 2017, the IRS concluded the audit of tax years 2012 and 2013 and proposed an adjustment that would impact Xcel Energy’s NOL and ETR. Xcel Energy filed a protest with the IRS. In April 2020, Xcel Energy and Office of Appeals reached an agreement and no material adjustments were required.
In 2018, the IRS began an audit of tax years 2014 - 2016. In July 2020, Xcel Energy and the IRS reached an agreement and the related benefit was recognized.
State Audits — Xcel Energy files consolidated state tax returns based on income in its major operating jurisdictions and various other state income-based tax returns.
As of Sept. 30, 2020, Xcel Energy’s earliest open tax years (subject to examination by state taxing authorities in its major operating jurisdictions) were as follows:

State	Year
Colorado	2009
Minnesota	2009
Texas	2011
Wisconsin	2014
•In 2018, Wisconsin began an audit of tax years 2014 - 2016. As of Sept. 30, 2020, no material adjustments have been proposed.
•In July 2020, Minnesota began a review of the 2015-2018 Research and Experimentation Credits. As of Sept. 30, 2020, no material adjustments have been proposed.
•No other state income tax audits were in progress as of Sept. 30, 2020.
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
Unrecognized tax benefits — permanent vs. temporary:

(Millions of Dollars)	Sept. 30, 2020	Dec. 31, 2019
Unrecognized tax benefit — Permanent tax positions	$36	$35
Unrecognized tax benefit — Temporary tax positions	5	9
Total unrecognized tax benefit	$41	$44
Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	Sept. 30, 2020	Dec. 31, 2019
NOL and tax credit carryforwards	$(28)	$(40)
Net deferred tax liability associated with the unrecognized tax benefit amounts and related NOLs and tax credit carryforwards were $23 million at Sept. 30, 2020 and $29 million at Dec. 31, 2019.
As the IRS audit resumes and state audits progress, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $19 million in the next 12 months.
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
Diluted common shares outstanding included common stock equivalents of 1.6 million and 1.0 million for the three and nine months ended Sept. 30, 2020, respectively, and 1.8 million and 1.6 million for the three and nine months ended Sept. 30, 2019, respectively.

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
Unrealized gains for the nuclear decommissioning fund were $770 million and $706 million as of Sept. 30, 2020 and Dec. 31, 2019, respectively, and unrealized losses were $13 million and $6 million as of Sept. 30, 2020 and Dec. 31, 2019, respectively.
Non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund:

	Sept. 30, 2020
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$22	$22	$—	$—	$—	$22
Commingled funds	773	—	—	—	956	956
Debt securities	519	—	546	13	—	559
Equity securities	450	983	1		—	984
Total	$1,764	$1,005	$547	$13	$956	$2,521
(a)    Reported in nuclear decommissioning fund and other investments on the consolidated balance sheets, which also includes $160 million of equity investments in unconsolidated subsidiaries and $132 million of rabbi trust assets and miscellaneous investments.

	Dec. 31, 2019
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$33	$33	$—	$—	$—	$33
Commingled funds	733	—	—	—	935	935
Debt securities	489	—	495	13	—	508
Equity securities	485	962	2	—	—	964
Total	$1,740	$995	$497	$13	$935	$2,440
(a)Reported in nuclear decommissioning fund and other investments on the consolidated balance sheets, which also includes $155 million of equity investments in unconsolidated subsidiaries and $136 million of rabbi trust assets and miscellaneous investments.
For the three and nine months ended Sept. 30, 2020 and 2019, there were immaterial Level 3 nuclear decommissioning fund investments or transfer of amounts between levels.

Contractual maturity dates of debt securities in the nuclear decommissioning fund as of Sept. 30, 2020:

	Final Contractual Maturity
(Millions of Dollars)	Due in 1 year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 years	Total
Debt securities	$1	$109	$208	$241	$559
Rabbi Trusts
Xcel Energy has established rabbi trusts to provide partial funding for future distributions of its supplemental executive retirement plan and deferred compensation plan.
Cost and fair value of assets held in rabbi trusts:

	Sept. 30, 2020
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trusts (a)
Cash equivalents	$17	$17	$—	$—	$17
Mutual funds	58	65	—	—	65
Total	$75	$82	$—	$—	$82

	Dec. 31, 2019
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trusts (a)
Cash equivalents	$17	$17	$—	$—	$17
Mutual funds	57	65	—	—	65
Total	$74	$82	$—	$—	$82
(a) Reported in nuclear decommissioning fund and other investments on the consolidated balance sheets.
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
As of Sept. 30, 2020, accumulated other comprehensive loss related to settled interest rate derivatives included $6 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of Sept. 30, 2020. Xcel Energy had no unsettled interest rate derivatives.
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
Xcel Energy may enter into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers, but may not be designated as qualifying hedging transactions. The classification as a regulatory asset or liability, if applicable, is based on approved regulatory recovery mechanisms.
As of Sept. 30, 2020, Xcel Energy had no commodity contracts designated as cash flow hedges.
Xcel Energy enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.
Gross notional amounts of commodity forwards, options and FTRs:

(Amounts in Millions) (a)(b)	Sept. 30, 2020	Dec. 31, 2019
Megawatt hours of electricity	107	95
Million British thermal units of natural gas	177	110
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
As of Sept. 30, 2020, six of Xcel Energy’s 10 most significant counterparties for these activities, comprising $147 million, or 57%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings. Three of the 10 most significant counterparties, comprising $38 million, or 15%, of this credit exposure, were not rated by these external agencies, but based on Xcel Energy’s internal analysis, had credit quality consistent with investment grade. One of these significant counterparties, comprising $9 million or 4% of this credit exposure, had credit quality less than investment grade, based on internal analysis. Eight of these significant counterparties are municipal or cooperative electric entities, RTOs or other utilities.

Impact of derivative activity:

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities
Three Months Ended Sept. 30, 2020
Other derivative instruments
Electric commodity	$—	$(3)
Natural gas commodity	—	2
Total	$—	$(1)

Nine Months Ended Sept. 30, 2020
Derivatives designated as cash flow hedges
Interest rate	$(13)	$—
Total	$(13)	$—
Other derivative instruments
Electric commodity	$—	$(3)
Natural gas commodity	—	(1)
Total	$—	$(4)

Three Months Ended Sept. 30, 2019
Derivatives designated as cash flow hedges
Interest rate	$(12)	$—
Total	$(12)	$—
Other derivative instruments
Natural gas commodity	$—	$(3)
Total	$—	$(3)

Nine Months Ended Sept. 30, 2019
Derivatives designated as cash flow hedges
Interest rate	$(33)	$—
Total	$(33)	$—
Other derivative instruments
Electric commodity	$—	$4
Natural gas commodity	—	(5)
Total	$—	$(1)

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Three Months Ended Sept. 30, 2020
Derivatives designated as cash flow hedges
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$2	(b)
Electric commodity	—		(3)	(c)	—
Total	$—		$(3)		$2

Nine Months Ended Sept. 30, 2020
Derivatives designated as cash flow hedges
Interest rate	$5	(a)	$—		$—
Total	$5		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$(1)	(b)
Electric commodity	—		(6)	(c)	—
Natural gas commodity	—		5	(d)	(6)	(d)
Total	$—		$(1)		$(7)

Three Months Ended Sept. 30, 2019
Derivatives designated as cash flow hedges
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$1	(b)
Electric commodity	—		(1)	(c)	—
Total	$—		$(1)		$1

Nine Months Ended Sept. 30, 2019
Derivatives designated as cash flow hedges
Interest rate	$3	(a)	$—		$—
Total	$3		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$5	(b)
Natural gas commodity	—		(1)	(d)	(4)	(d)
Total	$—		$(1)		$1
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
(d)Amounts for both the three and nine months ended Sept. 30, 2020 and 2019 included no settlement gains or losses on derivatives entered to mitigate natural gas price risk for electric generation recorded to electric fuel and purchased power, subject to cost-recovery mechanisms and reclassified to a regulatory asset, as appropriate. Remaining settlement losses for both the three and nine months ended Sept. 30, 2020 and 2019 related to natural gas operations and were recorded to cost of natural gas sold and transported. These gains and losses are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset or liability, as appropriate.

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
As of Sept. 30, 2020 and Dec. 31, 2019, there were $4 million and $7 million derivative instruments in a liability position with such underlying contract provisions, respectively. Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. Provisions allow counterparties to seek performance assurance, including cash collateral, in the event that a given utility subsidiary’s ability to fulfill its contractual obligations is reasonably expected to be impaired. Xcel Energy had no collateral posted related to adequate assurance clauses in derivative contracts as of Sept. 30, 2020 and Dec. 31, 2019.
Recurring Fair Value Measurements — Derivative assets and liabilities measured at fair value on a recurring basis:

	Sept. 30, 2020						Dec. 31, 2019
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$10	$51	$7	$68	$(49)	$19	$3	$51	$24	$78	$(52)	$26
Electric commodity	—	—	32	32	(1)	31	—	—	21	21	(1)	20
Natural gas commodity	—	16	—	16	—	16	—	6	—	6	—	6
Total current derivative assets	$10	$67	$39	$116	$(50)	66	$3	$57	$45	$105	$(53)	52
PPAs (b)						3						3
Current derivative instruments						$69						$55
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$10	$36	$21	$67	$(46)	$21	$9	$38	$7	$54	$(45)	$9
Total noncurrent derivative assets	$10	$36	$21	$67	$(46)	21	$9	$38	$7	$54	$(45)	9
PPAs (b)						10						13
Noncurrent derivative instruments						$31						$22

	Sept. 30, 2020						Dec. 31, 2019
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Other derivative instruments:
Commodity trading	$13	$52	$12	$77	$(49)	$28	$4	$59	$15	$78	$(63)	$15
Electric commodity	—	—	1	1	(1)	—	—	—	1	1	(1)	—
Natural gas commodity	—	3	—	3	—	3	—	5	—	5	—	5
Total current derivative liabilities	$13	$55	$13	$81	$(50)	31	$4	$64	$16	$84	$(64)	20
PPAs (b)						17						18
Current derivative instruments						$48						$38
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$5	$58	$53	$116	$(20)	$96	$2	$79	$32	$113	$(13)	$100
Total noncurrent derivative liabilities	$5	$58	$53	$116	$(20)	96	$2	$79	$32	$113	$(13)	100
PPAs (b)						62						75
Noncurrent derivative instruments						$158						$175
(a)Xcel Energy nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Sept. 30, 2020 and Dec. 31, 2019. At Sept. 30, 2020 and Dec. 31, 2019, derivative assets and liabilities include $32 million of obligations to return cash collateral and rights to reclaim cash collateral of $6 million and $11 million, respectively. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)During 2006, Xcel Energy qualified these contracts under the normal purchase exception. Based on this qualification, contracts are no longer adjusted to fair value and the previous carrying value of these contracts is being amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Changes in Level 3 commodity derivatives:

	Three Months Ended Sept. 30
(Millions of Dollars)	2020	2019
Balance at July 1	$34	$28
Purchases	—	5
Settlements	(17)	(21)
Net transactions recorded during the period:
(Losses) gains recognized in earnings (a)	(25)	1
Net gains recognized as regulatory assets and liabilities	2	2
Balance at Sept. 30	$(6)	$15

	Nine Months Ended Sept. 30
(Millions of Dollars)	2020	2019
Balance at Jan. 1	$4	$29
Purchases	49	42
Settlements	(59)	(48)
Net transactions recorded during the period:
Losses recognized in earnings (a)	(11)	(9)
Net gains recognized as regulatory assets and liabilities	11	1
Balance at Sept. 30	$(6)	$15
(a)Amounts relate to commodity derivatives held at the end of the period.
Xcel Energy recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three and nine months ended Sept. 30, 2020 and 2019.
Fair Value of Long-Term Debt
Other financial instruments which the carrying amount did not equal fair value:

	Sept. 30, 2020		Dec. 31, 2019
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$20,361	$24,396	$18,109	$20,227
Fair value of Xcel Energy’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Sept. 30, 2020 and Dec. 31, 2019 and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

9. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended Sept. 30
	2020	2019	2020	2019
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$24	$22	$—	$—
Interest cost (a)	31	36	5	6
Expected return on plan assets (a)	(52)	(51)	(5)	(5)
Amortization of prior service credit (a)	(1)	(1)	(2)	(3)
Amortization of net loss (a)	25	22	1	1
Net periodic benefit cost (credit)	27	28	(1)	(1)
Effects of regulation	4	—	1	—
Net benefit cost (credit) recognized for financial reporting	$31	$28	$—	$(1)

	Nine Months Ended Sept. 30
	2020	2019	2020	2019
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$72	$64	$1	$1
Interest cost (a)	94	108	14	17
Expected return on plan assets (a)	(156)	(152)	(15)	(16)
Amortization of prior service credit (a)	(3)	(3)	(6)	(8)
Amortization of net loss (a)	74	66	3	4
Net periodic benefit cost (credit)	81	83	(3)	(2)
Effects of regulation	7	2	2	1
Net benefit cost (credit) recognized for financial reporting	$88	$85	$(1)	$(1)
(a)     Components of net periodic cost other than the service cost component are included in the line item “Other income (expense), net” in the consolidated statements of income or capitalized on the consolidated balance sheets as a regulatory asset.
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
In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss. For current proceedings not specifically reported, management does not anticipate that the ultimate liabilities, if any, would have a material effect on Xcel Energy’s financial statements. Unless otherwise required by GAAP, legal fees are expensed as incurred.
Gas Trading Litigation — e prime is a wholly owned subsidiary of Xcel Energy Inc. e prime was in the business of natural gas trading and marketing but has not engaged in natural gas trading or marketing activities since 2003. Multiple lawsuits seeking monetary damages were commenced against e prime and its affiliates, including Xcel Energy Inc., between 2003 and 2009 alleging fraud and anticompetitive activities in conspiring to restrain the trade of natural gas and manipulate natural gas prices. Cases were all consolidated in the U.S. District Court in Nevada. Two cases remain active which include an MDL matter consisting of a Colorado purported class (Breckenridge) and a Wisconsin purported class (Arandell Corp.).
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
Rate Matters and Other
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
On April 28, 2020, the Minnesota Supreme Court denied the insurers’ petition for further review, ending the litigation. In accordance with a prior MPUC order, NSP-Minnesota made a compliance filing on Aug. 24, 2020 detailing all costs that resulted from the outage and all insurance recoveries received by NSP-Minnesota in connection with the outage. The MPUC has indicated it intends to review the prudence of the Company’s actions and costs in connection with the outage now that the ligation is complete. The MPUC has not specified what process it will use to complete that review.
Westmoreland Arbitration — In November 2014, insurers for Westmoreland Coal Company filed an arbitration demand against NSP-Minnesota, SMMPA and Western Fuels Association, seeking recovery of alleged business losses due to a turbine failure at Sherco Unit 3. The Westmoreland insurers claim NSP-Minnesota’s invocation of the force majeure clause of the applicable coal supply agreement to stop the supply of coal was improper because the incident was allegedly caused by NSP-Minnesota’s failure to conform to industry maintenance standards. Westmoreland’s insurers quantified their losses as approximately $36 million.
All parties tolled the arbitration pending resolution of a separate lawsuit brought by NSP-Minnesota, SMMPA, and their insurers against various GE entities based on the inspection and maintenance advice GE provided for Sherco Unit 3. In July 2020, the litigation has been resolved and notice of resolution was served, triggering the arbitration to resume. NSP-Minnesota denies the claims asserted by the Westmoreland insurers, believes it properly stopped the supply of coal based upon the force majeure provision in the coal supply agreement and intends to defend the matter. It is uncertain when a final resolution will occur, but it is unlikely an arbitration hearing will take place before 2021. At this early stage of the proceeding, before any discovery has been conducted, a reasonable estimate of damages or range of damages cannot be determined.
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
In November 2019, the FERC issued Opinion No. 569 adopting a new ROE methodology and settling the MISO base ROE at 9.88% (10.38% with the RTO adder), effective Sept. 28, 2016 and for the refund period in the first complaint. The second complaint was also dismissed. In December 2019, MISO TOs filed a request for rehearing. Customers also filed requests for rehearing, claiming among other points, that the FERC erred by dismissing the second complaint without refunds.
The FERC accepted the requests for rehearing in January 2020.
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
The May 2020 FERC opinion remains subject to pending requests for rehearing, as well as the pending judicial review, NSP-Minnesota has recognized a liability for its best estimate of final refunds to customers.
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
In October 2017, SPS filed a separate related complaint against SPP asserting that SPP has assessed upgrade charges to SPS in violation of the SPP OATT. In March 2018, the FERC issued an order denying the SPS complaint in its entirety, and finding SPP’s calculations to be consistent with the SPS Tariff. SPS filed a request for rehearing in April 2018. The FERC issued a tolling order granting a rehearing for further consideration in May 2018. If SPS’ complaint results in additional charges or refunds, SPS will seek to recover or refund the amounts through future SPS customer rates.
MEC Transactions — In January 2020, Xcel Energy, Inc. purchased MEC, a 760 MW natural gas combined cycle facility, for approximately $650 million from Southern Power Company.
In July 2020, Xcel Energy sold MEC to Southwest Generation for $684 million. The gain on sale of approximately $20 million, which was offset by charitable giving, including COVID-19 relief efforts, had no material impact on earnings in the third quarter of 2020.
SPS — Contract Termination — SPS and Lubbock Power & Light are parties to a 25-year, 170 MW partial requirements contract. Lubbock Power & Light has initiated discussions with SPS concerning the interpretation of contractual terms related to early termination and default. If the parties are unable to reach resolution, the contract calls for the matter to proceed to arbitration.
Environmental
MGP, Landfill and Disposal Sites
Ashland MGP Site — NSP-Wisconsin was named a responsible party for contamination at the Ashland/Northern States Power Lakefront Superfund Site (the Site) in Ashland, Wisconsin. Remediation was completed in 2019 and restoration activities were completed in 2020. Groundwater treatment activities will continue for many years.
The cost estimate for remediation and restoration of the entire site is approximately $199 million. At Sept. 30, 2020 and Dec. 31, 2019, NSP-Wisconsin had a total liability of $20 million and $23 million, respectively, for the entire site.
NSP-Wisconsin has deferred the unrecovered portion of the estimated Site remediation and restoration costs as a regulatory asset. The PSCW has authorized NSP-Wisconsin rate recovery for all remediation and restoration costs incurred at the Site and application of a 3% carrying charge to the regulatory asset.
In addition to the Ashland Site, Xcel Energy is currently investigating, remediating or performing post-closure actions at 13 other MGP, landfill or other disposal sites across its service territories.
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
Xcel Energy is conducting groundwater sampling and, where appropriate, implementing assessment of corrective measures at certain CCR landfills and surface impoundments. Groundwater monitoring consistent with the CCR Rule continued in 2020. In NSP-Minnesota, no results above the groundwater protection standards in the rule were identified. In PSCo, statistically significant increases above background concentrations were detected at four locations. Subsequently, assessment monitoring samples were collected at these locations and, based on the results, PSCo is evaluating options for corrective action at two locations. At one location, monitoring results indicate potential offsite impacts to groundwater. Until PSCo completes its assessment, it is uncertain what impact, if any, there will be on the operations, financial condition or cash flows.
On Aug. 28, 2020, the EPA published its final rule to implement a cease receipt and initiate a closure date of April 11, 2021 for all CCR impoundments affected by an August 2018 D.C. Circuit ruling. The D.C. Circuit concluded that the EPA cannot allow utilities to continue to use unlined impoundments (including clay lined impoundments) for the storage or disposal of coal ash. This final rule requires NSP-Minnesota to expedite closure plans for one impoundment at an estimated cost of $4 million and the construction of a new impoundment at the cost of $9 million. NSP-Minnesota completed construction of this new impoundment, an ash pond, and placed it in service on Oct. 5, 2020. With the new ash pond in service, NSP-Minnesota is required to initiate closure activities for the existing ash pond. In accordance with the CCR rule, NSP-Minnesota has five years to complete closure activities, and the facility’s National Pollutant Discharge Elimination System permit will be initiated.
PSCo is pursuing options to provide alternative storage capacity consistent with the CCR Rule at one facility until the affected generating units are retired in 2025.
Closure costs for existing impoundments are included in the calculation of the asset retirement obligation.
VIEs
Under certain PPAs, NSP-Minnesota, PSCo and SPS purchase power from IPPs for which the utility subsidiaries are required to reimburse fuel costs, or to participate in tolling arrangements under which the utility subsidiaries procure the natural gas required to produce the energy that they purchase. These specific PPAs create a variable interest in the IPP.
The utility subsidiaries had approximately 4,062 MW and 3,986 MW of capacity under long-term PPAs at Sept. 30, 2020 and Dec. 31, 2019, respectively, with entities that have been determined to be VIEs. Xcel Energy concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. The PPAs have expiration dates through 2041.

Other
Guarantees and Bond Indemnifications — Xcel Energy Inc. and its subsidiaries provide guarantees and bond indemnities, which guarantee payment or performance. Xcel Energy Inc.’s exposure is based upon the net liability under the specified agreements or transactions. Most of the guarantees and bond indemnities issued by Xcel Energy Inc. and its subsidiaries have a stated maximum amount. As of Sept. 30, 2020 and Dec. 31, 2019, Xcel Energy Inc. and its subsidiaries had no assets held as collateral related to their guarantees, bond indemnities and indemnification agreements. Guarantees and bond indemnities issued and outstanding for Xcel Energy were $62 million at Sept. 30, 2020 and Dec. 31, 2019.
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

11. Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive loss, net of tax, for the three and nine months ended Sept. 30, 2020 and 2019:

	Three Months Ended Sept. 30, 2020			Three Months Ended Sept. 30, 2019
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at July 1	$(87)	$(58)	$(145)	$(75)	$(60)	$(135)
Other comprehensive loss before reclassifications (net of taxes of $—, $—, $(3) and $—, respectively)	—	—	—	(9)	—	(9)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (net of taxes of $—) (a)	1	—	1	1	—	1
Amortization of net actuarial loss (net of taxes of $—) (b)	—	1	1	—	1	1
Net current period other comprehensive income (loss)	1	1	2	(8)	1	(7)
Accumulated other comprehensive loss at Sept. 30	$(86)	$(57)	$(143)	$(83)	$(59)	$(142)

	Nine Months Ended Sept. 30, 2020			Nine Months Ended Sept. 30, 2019
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(80)	$(61)	$(141)	$(60)	$(64)	$(124)
Other comprehensive (loss) gain before reclassifications (net of taxes of $(3), $—, $(9) and $1, respectively)	(10)	—	(10)	(25)	2	(23)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (net of taxes of $1, $—, $1 and $—, respectively) (a)	4	—	4	2	—	2
Amortization of net actuarial loss (net of taxes of $—, $1, $— and $1, respectively) (b)	—	4	4	—	3	3
Net current period other comprehensive (loss) income	(6)	4	(2)	(23)	5	(18)
Accumulated other comprehensive loss at Sept. 30	$(86)	$(57)	$(143)	$(83)	$(59)	$(142)
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

Xcel Energy presents Other, which includes operating segments with revenues below the necessary quantitative thresholds. Those operating segments primarily include steam revenue, appliance repair services, non-utility real estate activities, revenues associated with processing solid waste into refuse-derived fuel and investments in rental housing projects that qualify for low-income housing tax credits and the operations of MEC until July 2020.
Xcel Energy had equity investments in unconsolidated subsidiaries of $160 million and $155 million as of Sept. 30, 2020 and Dec. 31, 2019, respectively, included in the natural gas utility and all other segments.
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
Xcel Energy’s segment information for the three and nine months ended Sept. 30:

	Three Months Ended Sept. 30
(Millions of Dollars)	2020	2019
Regulated Electric
Operating revenues from external customers	$2,941	$2,771
Intersegment revenue	1	—
Total revenues	$2,942	$2,771
Net income	632	550
Regulated Natural Gas
Operating revenues from external customers	$219	$222
Net income (loss)	—	(1)
All Other
Total operating revenue	$22	$20
Net loss	(29)	(22)
Consolidated Total
Total revenue	$3,183	$3,013
Reconciling eliminations	(1)	—
Total operating revenues	$3,182	$3,013
Net income	603	527

	Nine Months Ended Sept. 30
(Millions of Dollars)	2020	2019
Regulated Electric
Operating revenues from external customers	$7,430	$7,345
Intersegment revenue	1	1
Total revenues	$7,431	$7,346
Net income	1,148	1,032
Regulated Natural Gas
Operating revenues from external customers	$1,082	$1,324
Intersegment revenue	1	1
Total revenues	$1,083	$1,325
Net income	111	127
All Other
Total operating revenue	$67	$62
Net loss	(74)	(79)
Consolidated Total
Total revenue	$8,581	$8,733
Reconciling eliminations	(2)	(2)
Total operating revenues	$8,579	$8,731
Net income	1,185	1,080

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
All companies were negatively impacted by the pandemic starting in March 2020 and continuing into the third quarter. See COVID-19 section below for further information, including estimated impact on weather-adjusted electric sales.
Summarized diluted EPS for Xcel Energy:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
Diluted Earnings (Loss) Per Share	2020	2019	2020	2019
NSP-Minnesota	$0.46	$0.40	$0.89	$0.81
PSCo	0.42	0.39	0.87	0.86
SPS	0.24	0.20	0.46	0.42
NSP-Wisconsin	0.08	0.06	0.16	0.12
Equity earnings of unconsolidated subsidiaries	0.01	0.01	0.04	0.04
Regulated utility (a)	1.21	1.06	2.42	2.24
Xcel Energy Inc. and Other	(0.07)	(0.05)	(0.17)	(0.16)
Total (a)	$1.14	$1.01	$2.25	$2.08
(a)     Amounts may not add due to rounding.
Summary of Earnings
Xcel Energy — Xcel Energy’s earnings increased $0.13 per share for the third quarter of 2020 and $0.17 per share year-to-date. Earnings primarily reflect higher electric margin (largely due to capital investment recovery) and AFUDC, which offset increased depreciation and declining sales due to the impacts of COVID-19.
NSP-Minnesota — Earnings increased $0.06 per share for the third quarter of 2020 and $0.08 per share year-to-date. Year-to-date results reflect lower O&M expenses and higher electric margin (regulatory outcomes offset lower sales primarily due to COVID-19), partially offset by increased depreciation and lower natural gas margin.
PSCo — Earnings increased $0.03 per share for the third quarter of 2020 and $0.01 per share year-to date. The increase in year-to-date earnings was driven by higher electric margin (regulatory outcomes offset lower sales due to COVID-19), increased AFUDC and reduced O&M expenses, partially offset by higher depreciation, interest expense and taxes (other than income taxes).
SPS — Earnings increased $0.04 per share for the third quarter of 2020 and $0.04 per share year-to-date. Year-to-date results reflect higher electric margin (regulatory outcomes offset lower sales due to COVID-19) and lower O&M expenses, partially offset by increased depreciation, interest expense and taxes (other than income taxes).
NSP-Wisconsin — Earnings increased $0.02 per share for the third quarter of 2020 and $0.04 per share year-to-date. The increase in year-to-date earnings was driven by higher electric margin (2020 Wisconsin Fuel Settlement offset lower sales due to COVID-19) and AFUDC, as well as lower O&M expenses. These items were partially offset by increased depreciation and lower natural gas margin.
Xcel Energy Inc. and Other — Primarily includes financing costs at the holding company.

Changes in GAAP and Ongoing Diluted EPS
Components significantly contributing to changes in 2020 EPS compared with the same period in 2019:

Diluted Earnings (Loss) Per Share	Three Months Ended Sept. 30	Nine Months Ended Sept. 30
GAAP and ongoing diluted EPS - 2019	$1.01	$2.08

Components of change - 2020 vs. 2019
Higher electric margin (a)	0.20	0.22
Lower ETR (b)	0.07	0.17
Lower O&M	—	0.08
Higher AFUDC	0.03	0.07
Higher depreciation and amortization	(0.09)	(0.19)
Higher interest charges	(0.03)	(0.07)
Lower natural gas margins	—	(0.03)
Lower other income (expense), net	(0.01)	(0.03)
Other (net)	(0.04)	(0.05)
GAAP and ongoing diluted EPS - 2020	$1.14	$2.25
(a)     Period-over-period change in electric margin was negatively impacted by reductions in sales and demand due to COVID-19 as follows:

Diluted Earnings (Loss) Per Share	Three Months Ended Sept. 30	Nine Months Ended Sept. 30
Electric margin (excluding reductions in sales and demand)	$0.21	$0.30
Reductions in sales and demand (*)	(0.01)	(0.08)
Higher electric margins	$0.20	$0.22

(*) Sales decline excludes weather impact, net of decoupling/sales true-up and decrease in demand revenue is net of sales true-up.
(b)     Includes PTCs and tax reform regulatory amounts, which are primarily offset in electric margin.
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
Percentage increase (decrease) in normal and actual HDD, CDD and THI:

	Three Months Ended Sept. 30			Nine Months Ended Sept. 30
	2020 vs. Normal	2019 vs. Normal	2020 vs. 2019	2020 vs. Normal	2019 vs. Normal	2020 vs. 2019
HDD	48.4%	(64.0)%	251.2%	(2.8)%	10.7%	(11.2)%
CDD	20.7	27.4	1.3	21.2	6.4	21.3
THI	4.6	(2.6)	8.3	7.0	(8.2)	18.3
Weather — Estimated impact of temperature variations on EPS compared with normal weather conditions:

	Three Months Ended Sept. 30			Nine Months Ended Sept. 30
	2020 vs. Normal	2019 vs. Normal	2020 vs. 2019	2020 vs. Normal	2019 vs. Normal	2020 vs. 2019
Retail electric	$0.079	$0.040	$0.039	$0.096	$0.035	$0.061
Decoupling and sales true-up	(0.035)	—	(0.035)	(0.044)	0.001	(0.045)
Electric total	$0.044	$0.040	$0.004	$0.052	$0.036	$0.016
Firm natural gas	—	(0.001)	0.001	(0.005)	0.021	(0.026)
Total	$0.044	$0.039	$0.005	$0.047	$0.057	$(0.010)
Sales — Sales growth (decline) for actual and weather-normalized sales in 2020 compared to the same period in 2019:

	Three Months Ended Sept. 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Actual (a)
Electric residential	8.7%	11.8%	4.4%	6.6%	9.1%
Electric C&I	(4.5)	(5.2)	(5.5)	(4.1)	(5.0)
Total retail electric sales	(0.1)	0.1	(3.5)	(1.2)	(0.9)
Firm natural gas sales	1.1	2.1	N/A	11.2	2.0

	Three Months Ended Sept. 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Weather-Normalized (a)
Electric residential	3.8%	4.3%	2.2%	2.0%	3.7%
Electric C&I	(4.2)	(5.3)	(5.0)	(4.6)	(4.8)
Total retail electric sales	(1.6)	(2.3)	(3.5)	(2.7)	(2.4)
Firm natural gas sales	(4.8)	(1.8)	N/A	6.6	(3.3)

	Nine Months Ended Sept. 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Actual (a)
Electric residential	6.9%	5.6%	5.0%	2.9%	5.8%
Electric C&I	(4.2)	(7.3)	(3.4)	(5.6)	(5.2)
Total retail electric sales	(0.7)	(3.4)	(2.0)	(3.2)	(2.2)
Firm natural gas sales	(7.3)	(9.3)	N/A	(9.9)	(8.1)

	Nine Months Ended Sept. 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Weather-Normalized (a)
Electric residential	3.5%	3.3%	2.0%	2.7%	3.2%
Electric C&I	(4.7)	(7.5)	(3.5)	(5.8)	(5.5)
Total retail electric sales	(2.1)	(4.2)	(2.6)	(3.4)	(3.1)
Firm natural gas sales	(1.7)	2.2	N/A	3.6	(0.2)

	Nine Months Ended Sept. 30 (Leap Year Adjusted)
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Weather-Normalized (a)
Electric residential	3.2%	3.0%	1.6%	2.3%	2.8%
Electric C&I	(5.1)	(7.8)	(3.9)	(6.2)	(5.8)
Total retail electric sales	(2.5)	(4.6)	(3.0)	(3.8)	(3.5)
Firm natural gas sales	(2.5)	1.4	N/A	2.8	(1.0)
(a)     Higher residential sales and lower C&I sales were primarily attributable to COVID-19.
Weather-normalized and leap-year adjusted electric sales growth (decline) — year-to-date (excluding leap day)
•PSCo — Residential sales rose based on higher use per customer from increased working from home and an increased number of customers. The decline in C&I sales was primarily due to the economic contraction from COVID-19, particularly noted within the manufacturing and service industries.
•NSP-Minnesota — Residential sales growth reflects higher use per customer from increased working from home and an increase in customers. Decrease in C&I sales were driven by the energy, manufacturing and services sectors, primarily related to COVID-19.
•SPS — Residential sales increased due to customer growth and higher use per customer from increased working from home. The decline in C&I sales was driven by shutdowns of the economy from COVID-19, primarily within the energy and manufacturing sectors.
•NSP-Wisconsin — Residential sales growth was attributable to higher use per customer from increased working from home and customer additions. The decline in C&I sales was largely related to COVID-19, specifically decreased sales to the manufacturing sector.
Weather-normalized and leap-year adjusted natural gas sales growth (decline) — year-to-date (excluding leap day)
•Natural gas sales reflect primarily lower C&I customer use due to the economic contraction from COVID-19, partially offset by an increase in number of residential and C&I customers.
Electric Margin
Electric revenues and fuel and purchased power expenses are impacted by fluctuations in the price of natural gas, coal and uranium. However, these price fluctuations have minimal impact on electric margin due to fuel recovery mechanisms that recover fuel expenses. In addition, electric customers receive a credit for PTCs generated, which reduced electric revenue and margin.
Electric revenues and margin:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(Millions of Dollars)	2020	2019	2020	2019
Electric revenues	$2,941	$2,771	$7,430	$7,345
Electric fuel and purchased power	(981)	(952)	(2,611)	(2,679)
Electric margin	$1,960	$1,819	$4,819	$4,666
Changes in electric margin:

(Millions of Dollars)	Three Months Ended Sept. 30, 2020 vs. 2019	Nine Months Ended Sept. 30, 2020 vs. 2019
Regulatory rate outcomes (Colorado, Wisconsin, Texas and New Mexico) (a)	$123	$158
Non-fuel riders	19	43
Wholesale transmission revenue (net)	10	35
MEC purchased capacity costs (b)	4	35
Estimated impact of weather (net of decoupling/sales true-up)	4	12
PTCs flowed back to customers (offset by lower ETR)	(28)	(81)
Sales and demand (c)	(9)	(56)
Other (net)	18	7
Total increase in electric margin	$141	$153
(a) Includes approximately $70 million of revenue and margin due to the Texas rate case outcome, which is largely offset by recognition of previously deferred costs, see Public Utility Regulation below for additional information.
(b) Prior to the MEC acquisition (first quarter of 2020), all purchased power costs were recorded as a component of electric fuel and purchased power. During Xcel Energy’s ownership of MEC, all non-fuel related costs including depreciation, O&M and interest expenses were recorded within separate statement of income line items in our consolidated financial results. MEC was sold in the third quarter of 2020.
(c) Sales increase (decline) excludes weather impact, net of decoupling/sales true-up, and decrease in demand revenue is net of sales true-up.
Natural Gas Margin
Natural gas expense varies with changing sales and the cost of natural gas. However, fluctuations in the cost of natural gas has minimal impact on natural gas margin due to cost recovery mechanisms.
Natural gas revenues and margin:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(Millions of Dollars)	2020	2019	2020	2019
Natural gas revenues	$219	$222	$1,082	$1,324
Cost of natural gas sold and transported	(54)	(55)	(425)	(646)
Natural gas margin	$165	$167	$657	$678
Changes in natural gas margin:

(Millions of Dollars)	Three Months Ended Sept. 30, 2020 vs. 2019	Nine Months Ended Sept. 30, 2020 vs. 2019
Estimated impact of weather	$1	$(18)
Retail sales decline	(1)	(2)
Regulatory rate outcomes (Wisconsin)	—	(2)
Transport sales	1	(1)
Infrastructure and integrity riders	1	6
Other (net)	(4)	(4)
Total decrease in natural gas margin	$(2)	$(21)

Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses decreased $1 million, or 0.2%, for the third quarter and $56 million, or 3.2%, year-to-date, largely reflecting management actions to reduce costs to offset the impact of lower sales from COVID-19. Significant changes are summarized as follows:

(Millions of Dollars)	Three Months Ended Sept. 30, 2020 vs. 2019	Nine Months Ended Sept. 30, 2020 vs. 2019
Distribution	$(10)	$(40)
Transmission	(4)	(10)
Generation	(3)	(8)
Texas rate case deferral	13	5
Other (net)	3	(3)
Total decrease in O&M expenses	$(1)	$(56)
•Distribution declined due to cost mitigation/continuous improvement efforts and the timing of maintenance activities;
•Transmission declined due to cost mitigation/continuous improvement initiatives.
•Generation was lower from timing of maintenance and overhauls at power plants and cost mitigation/continuous improvement efforts, which were partially offset by an increase in wind related O&M expenses from our renewable expansion.
•Texas rate case deferral amounts were due to recognition of previously deferred amounts related with the Texas Electric Rate Case.
•Included within Other (net) are amounts associated with the sale of MEC. During the third quarter of 2020, Xcel Energy recognized a net gain of approximately $20 million on the sale, which was offset by charitable giving, including COVID-19 relief efforts.
Depreciation and Amortization — Depreciation and amortization increased $66 million, or 14.8%, for the third quarter and $130 million, or 9.9%, year-to-date. Increase was primarily driven by Hale, Lake Benton, Foxtail, Blazing Star I and Cheyenne Ridge wind facilities going into service, as well as normal system expansion. In addition, new depreciation rates were implemented in Colorado, New Mexico and Texas as part of regulatory outcomes in 2020.
Other Income (Expense) — Other income (expense) decreased $7 million for the third quarter and $20 million year-to-date. The decrease was substantially due to the performance of rabbi trust investments primarily in the first half of 2020, which was offset in O&M expenses.
AFUDC, Equity and Debt — AFUDC increased $19 million for the third quarter and $42 million year-to-date. Increase was primarily due to various wind projects under construction.
Interest Charges — Interest charges increased $22 million, or 11.1%, for the third quarter and $50 million, or 8.7% year-to-date. The increase was largely due to higher debt levels to fund capital investments, partially offset by lower long-term and short-term interest rates.
Income Taxes — Income taxes decreased $29 million for the third quarter. The decrease was primarily driven by an increase in wind PTCs, an increase in plant regulatory differences and a carryback tax benefit, partially offset by higher pretax earnings. Wind PTCs are credited to customers (recorded as a reduction to revenue) and do not have a material impact on net income. The ETR was 6.7% for the third quarter of 2020 compared with 12.0% for 2019.

Income taxes decreased $97 million year-to-date. The decrease was primarily driven by an increase in wind PTCs and an increase in plant-related regulatory differences. Wind PTCs are credited to customers and do not have a material impact on net income. The ETR was 2.0% for the first nine months ending Sept. 30, 2020 compared with 10.1% for 2019.

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
Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 7 of Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2019 and in Item 2 of Xcel Energy’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 and Form 10-Q for the quarterly period ended June 30, 2020 appropriately represent, in all material respects, the current status of public utility regulation and are incorporated by reference.
NSP-Minnesota
Pending and Recently Concluded Regulatory Proceedings

Proceeding	Amount (in millions)	Filing Date	Approval
2020 Electric Rate Case	TBD	November 2020	Pending Filing
2020 TCR Electric Rider	$82	November 2019	Pending
2020 GUIC Electric Rider	$21	November 2019	Pending
2020 RES Electric Rider	$102	November 2019	Pending
Additional Information:
2020 Electric Rate Case — NSP-Minnesota plans to file an electric rate case in November 2020, including a stay-out alternative.
TCR Electric Rider — In November 2019, NSP-Minnesota filed the TCR Rider. The filing included an ROE of 9.06%. Timing of an MPUC ruling is uncertain.
GUIC Electric Rider — In November 2019, NSP-Minnesota filed the GUIC Rider with the MPUC. The filing included an ROE of 9.04%. Timing of an MPUC ruling is uncertain.

RES Electric Rider — In November 2019, NSP-Minnesota filed the RES Rider with the MPUC. The requested amount includes a true-up for the 2019 rider of $38 million and the 2020 requested amount of $64 million. The filing included an ROE of 9.06%. Timing of an MPUC ruling is uncertain.
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
In June 2020, NSP-Minnesota filed a supplement to its resource plan, including new modeling scenarios required by the MPUC. The updated preferred resource plan reflects the following:
•Retirement of all coal generation by 2030 with reduced operations at some units prior to retirement, including early retirement of the King coal plant (511 MW) in 2028 and the Sherco 3 coal plant (517 MW) in 2030;
•Extending the life of the Monticello nuclear plant from 2030 to 2040;
•Continuing to run the Prairie Island nuclear plant through current end of life (2033 and 2034);
•Construction of the Sherco combined cycle natural gas plant;
•The addition of 3,500 MW of solar;
•The addition of 2,250 MW of wind;
•2,600 MW of firm peaking (combustion turbine, pumped hydro, battery storage, demand response, etc.);
•Achieving 780 GWh in energy efficiency savings annually through 2034; and
•Adding 400 MW of incremental demand response by 2023, and a total of 1,500 MW of demand response by 2034.
Initial comments are due Jan. 15, 2021 and reply comments are due March 15, 2021. The MPUC is anticipated to make a final decision during 2021.
Minnesota Relief and Recovery — In 2020, the MPUC opened a docket and invited utilities in the state to submit potential projects that would create jobs and help jump start the economy to offset the impacts of COVID-19. NSP-Minnesota’s filing included the following components:
•In September 2020, NSP-Minnesota proposed to accelerate approximately $865 million of grid investment and sought approval for approximately $150 million of incremental electric vehicle rebates;
•In September 2020, NSP-Minnesota proposed to repower 651 MW of owned wind projects with a capital investment of approximately $750 million. In addition, developers proposed repowering 67 MW of wind projects under power purchase agreements (PPAs). NSP-Minnesota estimates over $160 million in customers savings over the life of the projects. NSP-Minnesota has requested a decision from the MPUC by year-end.
•In the first quarter of 2021, NSP-Minnesota plans to propose solar facilities of approximately 460MW with an incremental investment of approximately $650 million. NSP-Minnesota anticipates a MPUC decision in the second or third quarter of 2021.
Minnesota State ROFR Statute Complaint — In September 2017, LSP Transmission filed a complaint in the Minnesota District Court against the Minnesota Attorney General, MPUC and DOC. The complaint was in response to MISO assigning NSP-Minnesota and ITC Midwest, LLC to jointly own a new 345 kilovolt transmission line from Mankato to Winnebago, Minnesota. The project is estimated to cost $140 million and projected to be in-service by the end of 2021. It was assigned to NSP-Minnesota and ITC Midwest as the incumbent utilities, consistent with a Minnesota state ROFR statute.
The complaint challenged the constitutionality of the statute and is seeking declaratory judgment that the statute violates the Commerce Clause of the U.S. Constitution and should not be enforced. In June 2018, the Minnesota District Court granted Minnesota state agencies and NSP-Minnesota’s motions to dismiss with prejudice. LSP Transmission filed an appeal in July 2018. In February 2020, the Eighth Circuit Court of Appeals upheld the Minnesota District Court decision to dismiss. In June 2020, the Eighth Circuit denied LSP Transmission’s petition for rehearing. LSP Transmission has until Nov. 5, 2020 to seek further review of this appeal with the U.S. Supreme Court.
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
NSP-Wisconsin
2019 Electric Fuel Cost Recovery — NSP-Wisconsin’s electric fuel costs for 2019 were lower than authorized in rates and outside the 2% annual tolerance band. Under the fuel cost recovery rules, NSP-Wisconsin may retain approximately $3 million of fuel costs and defer the amount of over-recovery in excess of the 2% annual tolerance band for future refund to customers. In August 2020, the PSCW approved NSP-Wisconsin’s request to refund over-collections of approximately $10 million to customers.
2021 Electric Fuel Cost Recovery — In June 2020, NSP-Wisconsin filed an application with the PSCW to update its 2021 fuel costs and return biomass fuel savings, which would decrease retail electric rates for 2021 by approximately $12 million. NSP-Wisconsin expects a PSCW decision on the application in the fourth quarter of 2020.
NSP-Wisconsin Solar Proposal — In October 2020, NSP-Wisconsin filed for a 74 MW solar facility build-own-transfer in Wisconsin for approximately $100 million. A PSCW decision is expected in the third quarter of 2021.

PSCo
Pending and Recently Concluded Regulatory Proceedings

Proceeding	Amount (in millions)	Filing Date	Approval
2020 Natural Gas Rate Case	$127	February 2020	Received
2019 Electric Rate Case	$158	May 2019	Received
2019 Natural Gas Rate Case Appeal	N/A	April 2019	Pending
Wildfire Protection Rider	$325	July 2020	Pending
Advanced Grid Rider	$850	July 2020	Pending
Additional Information:
2020 Natural Gas Rate Case — In October 2020, the CPUC accepted a recommended decision by the ALJ to approve a comprehensive settlement without modification between PSCo, the CPUC Staff and various intervenors. The rate outcome results in a net increase to retail gas rates of $77 million, reflecting a $94 million increase in base rate revenue, partially offset by $17 million of costs previously authorized through the Pipeline Integrity rider. Rates will be implemented on April 1, 2021 and will be retroactively effective back to November 2020. The settlement is based on:
•A ROE of 9.20%;
•An equity ratio of 55.62%; and
•A historic test year as of Sept. 30, 2019, utilizing a year-end rate base, and incorporating a known and measurable adjustment for the Tungsten to Black Hawk pipeline.
2019 Electric Rate Case — In 2019, PSCo filed a request with the CPUC seeking a net rate increase of $108.4 million, based on a requested ROE of 10.2% and an equity ratio of 55.6%.
In February 2020, the CPUC issued a written decision, resulting in an estimated $34.9 million net base rate revenue increase. The CPUC decision included a 9.3% ROE, an equity ratio of 55.61%, based on a current test year ended Aug. 31, 2019, implementation of decoupling in 2020 and other items.
In May 2020, the CPUC deliberated on PSCo’s request for rehearing and revised its prior decision on the test year calculation, return on prepaid pension and medical assets, a disallowance of a capital investment for the Comanche Unit 3 superheater and Board compensation. In July 2020, the CPUC’s written decision was received. As a result, electric rates will increase approximately $12 million. In October 2020, the CPUC initiated a non-adjudicatory review of Comanche Unit 3’s performance to be handled by the CPUC Staff, consistent with what was signaled during the 2019 Electric Rate Case rehearing. A report is expected to be issued in the first half of 2021.
2019 Natural Gas Rate Case Appeal — In April 2019, PSCo filed an appeal seeking judicial review of the CPUC’s prior ruling regarding PSCo’s last natural gas rate case (approved in December 2018). The appeal requested review of the following: denial of a return on the prepaid pension and retiree medical assets; the use of a capital structure not based on the actual historical test year; and use of an average rate base methodology rather than a year-end rate base methodology.
In March 2020, The District Court of Denver County ruled in favor of allowing the prepaid pension assets to be included in rate base; but it upheld the CPUC treatment of the retiree medical assets and capital structure methodology. The CPUC did not appeal the decision allowing inclusion of the prepaid pension assets in rate base.
PSCo 2020 Rider Filings
In July 2020, PSCo filed rider requests with the CPUC instead of filing a comprehensive electric rate case in 2020.
Wildfire Protection Rider — Seeks to establish a rider to recover incremental costs associated with system investments to reduce wildfire risk. In August 2020, the CPUC referred it to an ALJ.
Procedural schedule:
•Answer testimony Nov. 20, 2020;
•Rebuttal testimony Dec. 18, 2020;
•Settlement by Jan. 8, 2021;
•Hearing Jan. 14, 2021 - Jan. 15, 2021; and
•Statutory deadline March 24, 2021.
The rider is expected to be effective in June 2021 and continue through 2025. Wildfire Protection capital investment is projected to be approximately $325 million. Forecasted annual revenue requirements from 2021 through 2025 are as follows:

(Millions of Dollars)	2021	2022	2023	2024	2025
Forecasted annual revenue requirement	$17	$24	$29	$32	$34
Advanced Grid Rider — Seeks to establish a rider to recover incremental costs associated with the AGIS initiative. In August 2020, the CPUC referred the matter to an ALJ. In September 2020, the Office of Consumer Counsel filed a motion to dismiss the Advanced Grid Rider.
Procedural schedule:
•Answer testimony Dec. 9, 2020;
•Rebuttal Jan. 8, 2021;
•Settlement by Jan. 20, 2021;
•Hearing Jan. 25, 2021 - Jan 28, 2021; and
•Statutory deadline April 24, 2021.
The rider is expected to be effective in May 2021 and continue through 2025. The PSCo portion of the AGIS capital investment is projected to be approximately $850 million. Forecasted annual revenue requirements from 2021 through 2025 are as follows:

(Millions of Dollars)	2021	2022	2023	2024	2025
Forecasted annual revenue requirement	$53	$69	$83	$89	$99
PSCo KEPCO Filing — In September 2020, PSCo filed with the CPUC for approval to terminate a solar PPA with KEPCO Solar of Alamosa, Inc. and establish a regulatory asset to recover transaction costs of approximately $41 million. By terminating the PPA, customers would save approximately $38 million over an 11-year period. A CPUC decision is expected in the second quarter of 2021.

PSCo — Comanche Unit 3
PSCo is part owner of Comanche Unit 3, a 750 MW, coal-fueled electric generating unit. PSCo is the operating agent under the joint ownership agreement. In June 2020, the unit experienced loss of turbine oil during start-up which damaged the plant. It is currently anticipated that Comanche Unit 3 will recommence operations in the fourth quarter of 2020. Replacement and repair of damaged systems in excess of a $2 million deductible are expected to be recovered through insurance policies. PSCo has obtained replacement power for a portion of the unit’s output through PPAs. In October 2020, the CPUC initiated a non-adjudicatory review of Comanche Unit 3’s performance to be handled by the CPUC Staff, consistent with what was signaled during the 2019 Electric Rate Case rehearing. A report is expected to be issued in the first half of 2021.
Boulder Municipalization
In 2011, Boulder passed a ballot measure authorizing the formation of an electric municipal utility, subject to certain conditions. Subsequently, there have been various legal proceedings in multiple venues.
In September 2020, the City Council voted to approve a settlement between PSCo and Boulder officials to end the city’s municipalization effort. The settlement would result in a 20-year franchise arrangement (with multiple opt-out conditions), an energy partnership and an undergrounding agreement. It also established the municipalization process if Boulder exercised an opt-out. The citizens of Boulder will vote on Nov. 3, 2020, whether to approve or deny the franchise agreement.
PSCo — Natural Gas LDC and Emission Reductions — In October 2020, the CPUC opened a docket to investigate topics related to natural gas emissions in relation to statewide emission reduction goals.
The first meeting will be scheduled in the fourth quarter of 2020, in which subject matter experts will discuss greenhouse emission reductions required from the natural gas industry in regard to the statewide goals.
SPS
Pending and Recently Concluded Regulatory Proceedings

Proceeding	Amount (in millions)	Filing Date	Approval
2019 Texas Electric Rate Case	$88	August 2019	Received
2020 New Mexico Electric Rate Case	TBD	January 2021	Pending Filing
2020 Texas Electric Rate Case	TBD	February 2021	Pending Filing
Additional Information:
2019 Texas Electric Rate Case — In August 2020, the PUCT approved a settlement between SPS and intervening parties, which reflects the following terms, retroactive to Sept. 12, 2019:
•An electric rate increase of $88 million;
•ROE of 9.45% and equity ratio of 54.62% for AFUDC purposes;
•Acceleration of the depreciation life of the Tolk coal plant; and
•Ring-fencing measures, similar to other Texas utilities.
SPS expects to submit a filing in the fourth quarter of 2020 to surcharge the final under-recovered amount, which is estimated to be approximately $70 million, offset by the recognition of previously deferred costs. The impact of the retroactive amounts (related to period prior to Sept. 1, 2020) is as follows:

(Millions of Dollars)	Nine Months Ended Sept. 30, 2020
Revenue surcharge accrual	$70
Depreciation and amortization	(37)
O&M expense	(15)
Interest expense	(11)
Taxes other than income taxes	(7)
2020 Electric Rate Cases — In the first quarter of 2021, SPS intends to file electric rate cases for both the Texas and New Mexico jurisdictions due to the settlement reached for the Hale and Sagamore wind farms.
Texas State ROFR Litigation — In May 2019, the Governor signed into law a ROFR Bill, which grants incumbent utilities a ROFR to build transmission infrastructure when it directly interconnects to the utility’s existing facility. In June 2019, a complaint was filed in the United States District Court for the Western District of Texas claiming the new ROFR law to be unconstitutional. In February 2020, the federal court complaint was dismissed by the district court. In March 2020, the district court ruling was appealed to the United States Court of Appeals for the Fifth Circuit. The parties are awaiting a decision.
Texas Fuel Refund — Fuel and purchased power costs are recoverable in Texas through a fixed fuel factor, which is part of SPS’ rates. The PUCT rule requires refunding or surcharging of under and over-recovered amounts, including interest, when they exceed 4% of the utility’s annual fuel costs.
In August 2020, the PUCT approved SPS’ request to refund approximately $39 million to customers for over-collected fuel and purchased power costs.
New Mexico FPPCAC Continuation — In October 2019, SPS filed an application to the NMPRC to approve SPS’ continued use of its FPPCAC and for reconciliation of fuel costs for the period Sept. 1, 2015, through June 30, 2019, which will determine whether all fuel costs incurred are eligible for recovery. SPS also proposed that it annually review its average New Mexico Deferred Fuel and Purchased Power balance and requests the NMPRC approve an Annual Deferred Fuel Balance True-Up. The proposed true-up is designed to maintain the Deferred Fuel and Purchased Power balance within a bandwidth of plus or minus 5% of annual New Mexico fuel and purchased power costs. A decision is pending.

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

On Oct. 21, 2020, the Texas Commission on Environmental Quality approved the Harrington Station Power Plant agreement, which ensures SPS will cease coal-fired operations and convert the plant to natural gas by Jan. 1, 2025. This conversion is necessary to attain Federal Clean Air Act standards for emissions of sulfur dioxide.

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
Fair value of net commodity trading contracts as of Sept. 30, 2020:

	Futures / Forwards Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
NSP-Minnesota (a)	$(4)	$(1)	$2	$3	$—
NSP- Minnesota (b)	2	(1)	(2)	(6)	(7)
PSCo (a)	—	1	—	—	1
PSCo (b)	(14)	(31)	(19)	—	(64)
	$(16)	$(32)	$(19)	$(3)	$(70)

	Options Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
NSP-Minnesota (b)	$1	$—	$—	$1	$2
PSCo (b)	5	4	1	—	10
	$6	$4	$1	$1	$12
(a) Prices actively quoted or based on actively quoted prices.
(b) Prices based on models and other valuation methods.
Changes in the fair value of commodity trading contracts before the impacts of margin-sharing for the nine months ended Sept. 30:

(Millions of Dollars)	2020	2019
Fair value of commodity trading net contract (liabilities) assets outstanding at Jan. 1	$(59)	$17
Contracts realized or settled during the period	(9)	(13)
Commodity trading contract additions and changes during the period	10	(61)
Fair value of commodity trading net contract (liabilities) assets outstanding at Sept. 30	$(58)	$(57)
At Sept. 30, 2020, a 10% increase in market prices for commodity trading contracts through the forward curve would increase pre-tax income from continuing operations by approximately $14 million, whereas a 10% decrease would decrease pre-tax income from continuing operations by approximately $14 million. Market price movements can exceed 10% under abnormal circumstances. At Sept. 30, 2019, a 10% increase or decrease in market prices for commodity trading contracts would increase or decrease pre-tax income from continuing operations by an immaterial amount.
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
The VaRs for the NSP-Minnesota and PSCo commodity trading operations, excluding both non-derivative transactions and derivative transactions designated as normal purchase, normal sales, calculated on a consolidated basis using a Monte Carlo simulation with a 95% confidence level and a one-day holding period, were as follows:

(Millions of Dollars)	Three Months Ended Sept. 30	VaR Limit	Average	High	Low
2020	$1.2	$3.0	$1.0	$1.3	$0.8
2019	0.5	3.0	1.0	1.3	0.5
Nuclear Fuel Supply — NSP-Minnesota has contracted for approximately 55% of its 2020 enriched nuclear material requirements from sources that could be impacted by sanctions against entities doing business with Iran. Those sanctions may impact the supply of enriched nuclear material supplied from Russia. Long-term, through 2030, NSP-Minnesota is scheduled to take delivery of approximately 30% of its average enriched nuclear material requirements from these sources. Alternate potential sources provide the flexibility to manage NSP-Minnesota’s nuclear fuel supply. NSP-Minnesota periodically assesses if further actions are required to assure a secure supply of enriched nuclear material.
Interest Rate Risk — Xcel Energy is subject to interest rate risk. Our risk management policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives such as swaps, caps, collars and put or call options.

At Sept. 30, 2020 and 2019, a 100-basis-point change in the benchmark rate on Xcel Energy’s variable rate debt would impact pre-tax interest expense annually by approximately $6 million and $9 million, respectively.
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
At Sept. 30, 2020, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $29 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $3 million. At Sept. 30, 2019, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $30 million, while a decrease in prices of 10% would have resulted in an increase in credit exposure of $12 million.
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
Adjustments to fair value for credit risk of commodity trading instruments are recorded in electric revenues. Credit risk adjustments for other commodity derivative instruments are deferred as other comprehensive income or deferred as regulatory assets and liabilities. Classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms. The impact of discounting commodity derivative liabilities for credit risk was immaterial at Sept. 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Nine Months Ended Sept. 30
(Millions of Dollars)	2020	2019
Cash provided by operating activities	$2,174	$2,557
Net cash provided by operating activities decreased $383 million for the nine months ended Sept. 30, 2020 compared with the prior year. Decrease (excluding amounts related to non-cash operating activities (e.g., depreciation and amortization and deferred tax expenses)) was primarily due to changes in accounts receivable and timing of recovery of regulatory assets, partially offset by reduced O&M expenditures.

	Nine Months Ended Sept. 30
(Millions of Dollars)	2020	2019
Cash used in investing activities	$(3,021)	$(3,129)
Net cash used in investing activities decreased $108 million for the nine months ended Sept. 30, 2020 compared with the prior year. Increased levels of capital expenditures (primarily for wind projects) were offset by the sale of MEC in the third quarter.

	Nine Months Ended Sept. 30
(Millions of Dollars)	2020	2019
Cash provided by financing activities	$1,484	$1,289
Net cash provided by financing activities increased $195 million for the nine months ended Sept. 30, 2020 compared with the prior year. Increase was primarily attributable to proceeds from issuances of long-term debt, partially offset by higher repayments of long-term debt and a decrease in common stock issuances (related to the settlement of a forward equity agreement in August 2019).
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
•In 2019, contributions of $154 million were made across four of Xcel Energy’s pension plans; and
•For future years, contributions will be made as deemed appropriate based on evaluation of various factors including the funded status of the plans, minimum funding requirements, interest rates and expected investment returns.

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
As of Oct. 26, 2020, Xcel Energy Inc. and its utility subsidiaries had the following committed credit facilities available to meet liquidity needs:

(Millions of Dollars)	Credit Facility (a)	Drawn (b)	Available	Cash	Liquidity
Xcel Energy Inc.	$1,250	$—	$1,250	$269	$1,519
PSCo	700	8	692	2	694
NSP-Minnesota	500	10	490	202	692
SPS	500	16	484	1	485
NSP-Wisconsin	150	10	140	—	140
Total	$3,100	$44	$3,056	$474	$3,530
(a)Credit facilities expire in June 2024.
(b)Includes outstanding commercial paper and letters of credit.
Bilateral Credit Agreement
In March 2019, NSP-Minnesota entered into a one-year uncommitted bilateral credit agreement. The credit agreement is limited in use to support letters of credit. In March 2020, NSP-Minnesota renewed its bilateral credit agreement for an additional one-year term.
As of Sept. 30, 2020, NSP-Minnesota’s outstanding letters of credit under the Bilateral Credit Agreement were as follows:

(Millions of Dollars)	Limit	Amount Outstanding	Available
NSP-Minnesota	$75	$46	$29
Short-Term Debt — Xcel Energy Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS each have individual commercial paper programs. The authorized levels for these commercial paper programs are:
•$1.25 billion for Xcel Energy Inc.;
•$700 million for PSCo;
•$500 million for NSP-Minnesota;
•$500 million for SPS; and
•$150 million for NSP-Wisconsin.
In addition, in December 2019, Xcel Energy Inc. entered into a $500 million 364-Day Term Loan Agreement that matures Dec. 1, 2020. Xcel Energy has an option to request an extension through Nov. 30, 2021. In March 2020, Xcel Energy Inc. entered into a $700 million, 364-Day Term Loan Agreement, which was repaid in full in September 2020.
Short-term debt outstanding for Xcel Energy was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2020	Year Ended Dec. 31, 2019
Borrowing limit	$3,600	$3,600
Amount outstanding at period end	500	595
Average amount outstanding	1,195	1,115
Maximum amount outstanding	1,438	1,780
Weighted average interest rate, computed on a daily basis	0.81%	2.72%
Weighted average interest rate at period end	0.66	2.34
Money Pool — Xcel Energy received FERC approval to establish a utility money pool arrangement with the utility subsidiaries, subject to receipt of required state regulatory approvals. The utility money pool allows for short-term investments in and borrowings between the utility subsidiaries. Xcel Energy Inc. may make investments in the utility subsidiaries at market-based interest rates; however, the money pool arrangement does not allow the utility subsidiaries to make investments in Xcel Energy Inc. The money pool balances are eliminated in consolidation. NSP-Minnesota, PSCo and SPS participate in the money pool pursuant to approval from their respective state regulatory commissions. In October 2020, the PSCW approved NSP-Wisconsin’s application to participate in the Money Pool.
Capital Expenditures — Base capital expenditures and incremental capital forecast for Xcel Energy for 2021 through 2025 are as follows:

	Base Capital Forecast (Millions of Dollars)
By Regulated Utility	2021	2022	2023	2024	2025	2021 - 2025 Total
PSCo	$1,700	$1,835	$1,750	$1,695	$1,655	$8,635
NSP-Minnesota	1,630	1,605	1,635	1,645	1,890	8,405
SPS	505	710	770	735	675	3,395
NSP-Wisconsin	360	430	395	515	470	2,170
Other (a)	(20)	(15)	10	10	10	(5)
Total base capital expenditures	$4,175	$4,565	$4,560	$4,600	$4,700	$22,600

	Base Capital Forecast (Millions of Dollars)
By Function	2021	2022	2023	2024	2025	2021 - 2025 Total
Electric distribution	$1,205	$1,440	$1,550	$1,505	$1,475	$7,175
Electric transmission	870	1,285	1,285	1,270	1,290	6,000
Electric generation	630	575	560	750	975	3,490
Natural gas	615	615	665	670	625	3,190
Other	545	575	485	405	335	2,345
Renewables	310	75	15	—	—	400
Total base capital expenditures	$4,175	$4,565	$4,560	$4,600	$4,700	$22,600
(a) Other category includes intercompany transfers for safe harbor wind turbines.

	Incremental Capital Forecast (Millions of Dollars) (a)
NSP-Minnesota Proposal	2021	2022	2023	2024	2025	2021 - 2025 Total
Wind repowering	$150	$180	$150	$270	$—	$750
Solar	40	150	460	—	—	650
Total incremental capital	$190	$330	$610	$270	$—	$1,400
(a) Reflects proposed capital investment filed under the Minnesota Relief and Recovery plan, which is pending a MPUC decision. The incremental capital investment is not included in the base capital forecast.
Xcel Energy’s capital expenditure forecast is subject to continuing review and modification. Actual capital expenditures may vary from estimates due to changes in electric and natural gas projected load growth, safety and reliability needs, regulatory decisions, legislative initiatives, reserve requirements, availability of purchased power, alternative plans for meeting long-term energy needs, environmental initiatives and merger, acquisition and divestiture opportunities.
Financing for Capital Expenditures through 2025 — Xcel Energy issues debt and equity securities to refinance retiring maturities, reduce short-term debt, fund capital programs, infuse equity in subsidiaries, fund asset acquisitions and for other general corporate purposes. Current estimated financing plans of Xcel Energy for 2021 through 2025:

(Millions of Dollars)
Funding Capital Expenditures
Cash from Operations (a)	$14,680
New Debt (b)	7,260
Equity through the DRIP and Benefit Program	410
Other Equity	250
Base Capital Expenditures 2021-2025	$22,600

Maturing Debt	$4,120
(a) Net of dividends and pension funding
(b) Reflects a combination of short and long-term debt, net of refinancing.
The incremental renewable capital proposed in the Minnesota Relief and Recovery plan would be financed with approximately 50% debt and 50% equity, if approved by the MPUC.
2020 Financing Activity — During 2020, Xcel Energy plans to issue approximately $75 to $80 million of equity through the DRIP and benefit programs. In addition, Xcel Energy Inc. and its utility subsidiaries issued the following:

Issuer	Security	Amount		Status	Tenor	Coupon
Xcel Energy Inc.	Senior Unsecured Notes	$600	million	Completed	10 Year	3.40%
NSP-Minnesota	First Mortgage Bonds	700	million	Completed	31 Year	2.60
NSP-Wisconsin	First Mortgage Bonds	100	million	Completed	31 Year	3.05
PSCo	First Mortgage Bonds	375	million	Completed	31 Year	2.70
PSCo	First Mortgage Bonds	375	million	Completed	11 Year	1.90
SPS	First Mortgage Bonds	350	million	Completed	30 Year	3.15
Xcel Energy Inc.	Senior Unsecured Notes	500	million	Completed	3 Year	0.50
2021 Planned Debt Financing — During 2021, Xcel Energy Inc. and its utility subsidiaries anticipate issuing the following:
•NSP-Minnesota — approximately $400 million of first mortgage bonds;
•NSP-Wisconsin — approximately $100 million of first mortgage bonds;
•PSCo — approximately $400 million of first mortgage bonds; and
•SPS — approximately $150 million of first mortgage bonds.
Financing plans are subject to change, depending on capital expenditures, regulatory outcomes, internal cash generation, market conditions and other factors.
Forward Equity Agreements — In November 2019 Xcel Energy Inc. entered into forward equity agreements in connection with a completed $743 million public offering of 11.8 million shares of common stock, which is expected to be settled in shares later in 2020.
Off-Balance-Sheet Arrangements
Xcel Energy does not have any off-balance-sheet arrangements, other than those currently disclosed, that have or are reasonably likely to have a current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Earnings Guidance and Long-Term EPS and Dividend Growth Rate Objectives
Xcel Energy 2020 Earnings Guidance — Xcel Energy narrows 2020 GAAP and ongoing earnings guidance to $2.75 to $2.81 from $2.73 to $2.83 per share (a)(b), which assumes the implementation of contingency plans will be sufficient to offset the negative impacts of COVID-19.
Key assumptions as compared with 2019 levels unless noted:
•Constructive outcomes in all rate case and regulatory proceedings.
•Normal weather patterns for the remainder of the year.
•Weather-normalized retail electric sales are projected to decline ~3%.
•Weather-normalized retail firm natural gas sales are projected to be relatively flat.
•Capital rider revenue is projected to increase $40 million to $45 million (net of PTCs). PTCs are credited to customers, through capital riders and reductions to electric margin.
•O&M expenses are projected to decline approximately 1% to 2%.
•Depreciation expense is projected to increase approximately $180 million to $190 million.
•Property taxes are projected to increase approximately $35 million to $45 million.
•Interest expense (net of AFUDC - debt) is projected to increase $60 million to $65 million.
•AFUDC - equity is projected to increase approximately $35 million to $45 million.
•ETR is projected to be ~0%. The ETR reflects benefits of PTCs which are credited to customers through electric margin and will not have a material impact on net income.

Xcel Energy 2021 Earnings Guidance — Xcel Energy’s 2021 GAAP and ongoing earnings guidance is a range of $2.90 to $3.00 per share.(a)(b)
Key assumptions as compared with 2020 levels unless noted:
•Constructive outcomes in all rate case and regulatory proceedings.
•Modest impacts from COVID-19.
•Normal weather patterns for the year.
•Weather-normalized retail electric sales are projected to increase ~1%.
•Weather-normalized retail firm natural gas sales are projected to be relatively flat.
•Capital rider revenue is projected to increase $125 million to $135 million (net of PTCs). PTCs are credited to customers, through capital riders and reductions to electric margin.
•O&M expenses are projected to increase approximately 1%.
•Depreciation expense is projected to increase approximately $210 million to $220 million.
•Property taxes are projected to increase approximately $45 million to $55 million.
•Interest expense (net of AFUDC - debt) is projected to increase $0 million to $10 million.
•AFUDC - equity is projected to decline approximately $45 million to $55 million.
•ETR is projected to be ~(9%). The ETR reflects benefits of PTCs which are credited to customers through electric margin and will not have a material impact on net income.
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
Long-Term EPS and Dividend Growth Rate Objectives — Xcel Energy expects to deliver an attractive total return to our shareholders through a combination of earnings growth and dividend yield, based on the following long-term objectives:
•     Deliver long-term annual EPS growth of 5% to 7% based off of a 2020 base of $2.78 per share, which represents the mid-point of the original 2020 guidance range of $2.73 to $2.83 per share.
•    Deliver annual dividend increases of 5% to 7%.
•     Target a dividend payout ratio of 60% to 70%.
•     Maintain senior secured debt credit ratings in the A range.

COVID-19
Although COVID-19 represents an unprecedented event that has led to numerous challenges, Xcel Energy believes its risk management program, including business continuity and disaster recovery planning, will allow us to continue to proactively manage and successfully navigate the challenges, risks and uncertainties associated with the pandemic. In addition, we have implemented O&M contingency plans to reduce costs and seek regulatory deferral mechanisms to offset the negative impact of the pandemic on sales, bad debt and other aspects of our business.
There is continued uncertainty regarding COVID-19, the duration and magnitude of business restrictions, re-shut downs and the level and pace of economic recovery. Also, while we are implementing contingency plans, there are no guarantees these plans will be sufficient to offset the impact of the pandemic, which could have a material impact on our results of operations, financial condition or cash flow.
An overview of certain risk considerations or areas which have or could significantly impact us, is as follows.
Sales — In the first nine months of 2020, Xcel Energy experienced a decline in weather and leap year adjusted sales due to the impacts of COVID-19.
Xcel Energy has decoupling and sales true-up mechanisms in Minnesota (all electric classes) and Colorado (residential and non-demand small C&I electric classes), which mitigate the impact of changes to sales levels as compared to a baseline.
In April 2020, Xcel Energy estimated the following potential impact of the pandemic on electric and natural gas sales and EPS:
•Weather-adjusted electric retail sales were projected to decline ~4% for 2020 (based on an increase of ~1% in residential sales and a decline of 6% in C&I sales).
•Weather-adjusted firm natural gas sales were projected to decline ~1%.
•Projected sales decline were estimated to reduce EPS by approximately $0.17.
•Other potential impacts due to other items could have negative EPS impact of $0.02 to $0.05, assuming constructive regulatory treatment.
However, our year-to-date weather and leap-year adjusted electric sales declined 3.5%, which was better than anticipated. As a result, we now expect weather and leap-year adjusted electric sales to decline by approximately 3% for the full-year of 2020. In comparison, our original 2020 earnings guidance assumed sales growth of approximately 1%.
Bad Debt — In March 2020, Xcel Energy announced it would not disconnect residential customers’ electric or natural gas service during the virus outbreak. In addition, certain states have issued limitations on charging late fees and extended protection to other customer classes. Bad debt expense could significantly increase due to regulatory orders, pandemic related economic impacts and customer hardship. However, several of our commissions have approved the deferral of incremental COVID-19 related expense, including bad debt expense as discussed below.
Regulatory — Xcel Energy has received orders in Minnesota, Colorado, Wisconsin, Texas, New Mexico, South Dakota and Michigan, allowing regulatory deferral of incremental COVID-19 costs as a regulatory asset subject to future determination of amount and timing of recovery. Xcel Energy has also filed requests in North Dakota to record a regulatory asset and defer all incremental expenses related to the pandemic.
The majority of wholesale customers are subject to formula transmission and production rates, which true-up rates to actual costs to serve.
Xcel Energy deferred approximately $6 million of related expenses as of Sept. 30, 2020. We will continue to monitor these costs and assess whether the actions of the regulator provide the evidence necessary to defer amounts as regulatory assets.

Contingency Plan — Xcel Energy has implemented contingency plans to reduce costs to offset the negative impact of COVID-19. Based on these actions and our year-to-date sales, we now expect 2020 O&M expenses will decline 1% to 2% compared with 2019.
Supply Chain and Capital Expenditures — Xcel Energy’s ability to meet customer energy requirements, respond to storm-related disruptions and execute our capital expenditure program are dependent on maintaining an efficient supply chain. During the first nine months of 2020, Xcel Energy did not experience supply chain, contractor or employee disruptions that prevented us from performing certain maintenance or construction activity with the exception of delays in certain wind projects. However, we have not significantly adjusted our 2020 capital expenditure plan.
Pension — The funded status of the Xcel Energy pension plans was approximately 90% in January 2020. The funded status of the pension plan is currently estimated to be approximately 85%.
Xcel Energy does not expect any material changes to its pension funding requirement at this time. In addition, Xcel Energy has pension trackers in Colorado and Texas, which allow us to defer amounts above or below a baseline.
Liquidity — Xcel Energy has taken steps to enhance its liquidity and believes it has more than adequate liquidity. We have completed our debt issuance plans for 2020. As a result of these actions, Xcel Energy had approximately $3.5 billion of available liquidity as of Oct. 26, 2020.
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
Although we do not expect the impact of COVID-19 to be material to the 2020 results, we cannot ultimately predict whether it will have a material impact on our future liquidity, financial condition, or results of operations. Nor can we predict the impact of the virus on the health of our employees, our supply chain or our ability to recover higher costs associated with managing through the pandemic.
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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about our purchases of equity securities that are registered by Xcel Energy Inc. pursuant to Section 12 of the Exchange Act for the quarter ended Sept. 30, 2020:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2020	—	$—	—	—
Aug. 1, 2020 - Aug. 31, 2020	—	—	—	—
Sept. 1, 2020 - Sept. 30, 2020 (a)	54,475	70.49	—	—
	54,475		—	—
(a) Xcel Energy Inc. or one of its agents periodically purchases common shares in open-market transactions in order to satisfy obligations under the Stock Equivalent Plan for Non-Employee Directors.

ITEM 6 — EXHIBITS
* Indicates incorporation by reference

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation of Xcel Energy Inc., dated May 17, 2012	Xcel Energy Inc. Form 8-K dated May 16, 2012	001-03034	3.01
3.02*	Bylaws of Xcel Energy Inc. as Amended on April 3, 2020	Xcel Energy Inc Form 8-K dated April 3, 2020	001-03034	3.01
4.01*	Supplemental Indenture No. 14, dated as of September 25, 2020 between Xcel Energy Inc. and Wells Fargo Bank, National Association as Trustee	Xcel Energy Inc. 8-K dated Sept. 25, 2020	001-03034	4.01
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XCEL ENERGY INC.

Oct. 29, 2020	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)