Form 10-Q
period 2021-03-31
XCEL ENERGY INC
filed 2021-04-29
CIK 72903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $2.50 par value	XEL	Nasdaq Stock Market LLC

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 22, 2021
Common Stock, $2.50 par value	538,206,800 shares

This Form 10-Q is filed by Xcel Energy Inc. Additional information is available on various filings with the Securities and Exchange Commission.

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
e prime	e prime inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Co.
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
WGI	West Gas Interstate
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
CPUC	Colorado Public Utilities Commission
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
DOC	Department of Commerce
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
MPUC	Minnesota Public Utilities Commission
NMPRC	New Mexico Public Regulation Commission
NRC	Nuclear Regulatory Commission
PSCW	Public Service Commission of Wisconsin
PUCT	Public Utility Commission of Texas
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
DSM	Demand side management
FCA	Fuel clause adjustment
FPPCAC	Fuel and purchased power cost adjustment clause
GUIC	Gas utility infrastructure cost rider
PSIA	Pipeline System Integrity Adjustment
RES	Renewable energy standard
TCR	Transmission cost recovery adjustment

Other
AFUDC	Allowance for funds used during construction
ASC	FASB Accounting Standards Codification
C&I	Commercial and Industrial
CCR	Coal combustion residual
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by EPA regulating the management, storage and disposal of CCRs as a nonhazardous waste
CDD	Cooling degree-days
CEO	Chief executive officer
CFO	Chief financial officer
COVID-19	Novel coronavirus
DRIP	Dividend Reinvestment and Stock Purchase Program
EPS	Earnings per share
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
FTR	Financial transmission right
GAAP	United States generally accepted accounting principles
GE	General Electric Company
HDD	Heating degree-days
IPP	Independent power producing entity
ISO	Independent System Operator
LLC	Limited liability company
MDL	Multi district litigation
MEC	Mankato Energy Center
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
NAV	Net asset value
NOL	Net operating loss
NOPR	Notice of Proposed Rulemaking
O&M	Operating and maintenance
OATT	Open Access Transmission Tariff

PPA	Power purchase agreement
PTC	Production tax credit
ROE	Return on equity
ROFR	Right-of-first-refusal
RTO	Regional Transmission Organization
SMMPA	Southern Minnesota Municipal Power Agency
SPP	Southwest Power Pool, Inc.
THI	Temperature-humidity index
TOs	Transmission owners
VaR	Value at Risk
VIE	Variable interest entity

Measurements
MW	Megawatts

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to 2021 EPS guidance, long-term EPS and dividend growth rate objectives, future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, and expected impact on our results of operations, financial condition and cash flows of resettlement calculations and credit losses relating to certain energy transactions, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q and in other filings with the SEC (including Xcel Energy’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2020, and subsequent filings), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: uncertainty around the impacts and duration of the COVID-19 pandemic; operational safety, including our nuclear generation facilities; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee work force and third-party contractor factors; ability to recover costs; changes in regulation and subsidiaries’ ability to recover costs from customers; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of Xcel Energy Inc. and its subsidiaries to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; our subsidiaries’ ability to make dividend payments; tax laws; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; and costs of potential regulatory penalties.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions, except per share data)

	Three Months Ended March 31
	2021	2020
Operating revenues
Electric	$2,870	$2,203
Natural gas	647	583
Other	24	25
Total operating revenues	3,541	2,811

Operating expenses
Electric fuel and purchased power	1,386	797
Cost of natural gas sold and transported	299	285
Cost of sales — other	8	9
Operating and maintenance expenses	584	579
Conservation and demand side management expenses	73	74
Depreciation and amortization	521	463
Taxes (other than income taxes)	163	149
Total operating expenses	3,034	2,356

Operating income	507	455

Other income (expense), net	5	(11)
Equity earnings of unconsolidated subsidiaries	14	11
Allowance for funds used during construction — equity	14	23

Interest charges and financing costs
Interest charges — includes other financing costs of $7 and $7, respectively	205	199
Allowance for funds used during construction — debt	(5)	(10)
Total interest charges and financing costs	200	189

Income before income taxes	340	289
Income tax benefit	(22)	(6)
Net income	$362	$295

Weighted average common shares outstanding:
Basic	538	526
Diluted	539	527

Earnings per average common share:
Basic	$0.67	$0.56
Diluted	0.67	0.56

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2021	2020
Net income	$362	$295
Other comprehensive income (loss)
Pension and retiree medical benefits:
Amortization of losses included in net periodic benefit cost, net of tax of $— and $—, respectively	—	1
Derivative instruments:
Net fair value decrease, net of tax of $— and $(3), respectively	—	(10)
Reclassification of losses to net income, net of tax of $1 and $—, respectively	3	2

Total other comprehensive income (loss)	3	(7)
Total comprehensive income	$365	$288

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2021	2020
Operating activities
Net income	$362	$295
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	517	466
Nuclear fuel amortization	30	33
Deferred income taxes	(23)	34
Allowance for equity funds used during construction	(14)	(23)
Equity earnings of unconsolidated subsidiaries	(14)	(11)
Dividends from unconsolidated subsidiaries	11	11
Provision for bad debts	14	13
Share-based compensation expense	9	26
Changes in operating assets and liabilities:
Accounts receivable	(57)	(6)
Accrued unbilled revenues	123	149
Inventories	39	33
Other current assets	8	(31)
Accounts payable	(21)	(201)
Net regulatory assets and liabilities	(961)	101
Other current liabilities	13	(77)
Pension and other employee benefit obligations	(132)	(157)
Other, net	(40)	14
Net cash (used in) provided by operating activities	(136)	669

Investing activities
Capital/construction expenditures	(1,024)	(1,607)
Purchase of investment securities	(199)	(835)
Proceeds from the sale of investment securities	194	830
Other, net	(6)	6
Net cash used in investing activities	(1,035)	(1,606)

Financing activities
Proceeds from short-term borrowings, net	893	1,170
Proceeds from issuances of long-term debt	1,821	—
Repayments of long-term debt, including reacquisition premiums	(400)	—
Dividends paid	(223)	(204)
Other, net	(10)	(33)
Net cash provided by financing activities	2,081	933

Net change in cash, cash equivalents and restricted cash	910	(4)
Cash, cash equivalents and restricted cash at beginning of period	129	248
Cash, cash equivalents and restricted cash at end of period	$1,039	$244

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(206)	$(207)
Cash (paid) received for income taxes, net	(3)	—

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$412	$284
Inventory transfers to property, plant and equipment	22	33
Allowance for equity funds used during construction	14	23
Issuance of common stock for equity awards	19	18

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	March 31, 2021	Dec. 31, 2020
Assets
Current assets
Cash and cash equivalents	$1,039	$129
Accounts receivable, net	959	916
Accrued unbilled revenues	591	714
Inventories	469	535
Regulatory assets	928	640
Derivative instruments	44	49
Prepaid taxes	41	42
Prepayments and other	244	250
Total current assets	4,315	3,275

Property, plant and equipment, net	43,582	42,950

Other assets
Nuclear decommissioning fund and other investments	3,154	3,096
Regulatory assets	3,552	2,737
Derivative instruments	59	30
Operating lease right-of-use assets	1,440	1,490
Other	409	379
Total other assets	8,614	7,732
Total assets	$56,511	$53,957

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$21	$421
Short-term debt	1,477	584
Accounts payable	1,213	1,237
Regulatory liabilities	406	311
Taxes accrued	684	578
Accrued interest	191	203
Dividends payable	246	231
Derivative instruments	48	53
Operating lease liabilities	221	214
Other	370	407
Total current liabilities	4,877	4,239

Deferred credits and other liabilities
Deferred income taxes	4,765	4,746
Regulatory liabilities	5,353	5,302
Asset retirement obligations	2,980	2,884
Derivative instruments	143	131
Customer advances	195	197
Pension and employee benefit obligations	516	666
Operating lease liabilities	1,287	1,344
Other	225	228
Total deferred credits and other liabilities	15,464	15,498

Commitments and contingencies
Capitalization
Long-term debt	21,470	19,645
Common stock — 1,000,000,000 shares authorized of $2.50 par value; 538,076,662 and 537,438,394 shares outstanding at March 31, 2021 and Dec. 31, 2020, respectively	1,345	1,344
Additional paid in capital	7,411	7,404
Retained earnings	6,082	5,968
Accumulated other comprehensive loss	(138)	(141)
Total common stockholders’ equity	14,700	14,575
Total liabilities and equity	$56,511	$53,957

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)
(amounts in millions, except per share data; shares in actual amounts)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholders' Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended March 31, 2021 and 2020
Balance at Dec. 31, 2019	524,539,000	$1,311	$6,656	$5,413	$(141)	$13,239
Net income				295		295
Other comprehensive loss					(7)	(7)
Dividends declared on common stock ($0.43 per share)				(227)		(227)
Issuances of common stock	494,594	2	10			12
Share-based compensation			(7)	(1)		(8)
Adoption of ASC Topic 326				(2)		(2)
Balance at March 31, 2020	525,033,594	$1,313	$6,659	$5,478	$(148)	$13,302

Balance at Dec. 31, 2020	537,438,394	$1,344	$7,404	$5,968	$(141)	$14,575
Net income				362		362
Other comprehensive income					3	3
Dividends declared on common stock ($0.4575 per share)				(246)		(246)
Issuances of common stock	638,268	1	14			15
Share-based compensation			(7)	(2)		(9)
Balance at March 31, 2021	538,076,662	$1,345	$7,411	$6,082	$(138)	$14,700

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of Xcel Energy Inc. and its subsidiaries as of March 31, 2021 and Dec. 31, 2020; the results of Xcel Energy’s operations, including the components of net income, comprehensive income, cash flows and changes in stockholders’ equity for the three months ended March 31, 2021 and 2020.
All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after March 31, 2021, up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2020 balance sheet information has been derived from the audited 2020 consolidated financial statements included in the Xcel Energy Inc. Annual Report on Form 10-K for the year ended Dec. 31, 2020.
Notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the Xcel Energy Inc. Annual Report on Form 10-K for the year ended Dec. 31, 2020, filed with the SEC on Feb. 17, 2021. Due to the seasonality of Xcel Energy’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1. Summary of Significant Accounting Policies
The significant accounting policies set forth in Note 1 to the consolidated financial statements in the Xcel Energy Inc. Annual Report on Form 10-K for the year ended Dec. 31, 2020 appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

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

3. Selected Balance Sheet Data

(Millions of Dollars)	March 31, 2021	Dec. 31, 2020
Accounts receivable, net
Accounts receivable	$1,045	$995
Less allowance for bad debts	(86)	(79)
Accounts receivable, net	$959	$916

(Millions of Dollars)	March 31, 2021	Dec. 31, 2020
Inventories
Materials and supplies	$279	$275
Fuel	153	176
Natural gas	37	84
Total inventories	$469	$535

(Millions of Dollars)	March 31, 2021	Dec. 31, 2020
Property, plant and equipment, net
Electric plant	$48,008	$47,104
Natural gas plant	7,218	7,135
Common and other property	2,527	2,503
Plant to be retired (a)	654	677
Construction work in progress	1,877	1,877
Total property, plant and equipment	60,284	59,296
Less accumulated depreciation	(17,060)	(16,657)
Nuclear fuel	3,047	2,970
Less accumulated amortization	(2,689)	(2,659)
Property, plant and equipment, net	$43,582	$42,950
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
Commercial paper and term loan borrowings outstanding for Xcel Energy were as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2021	Year Ended Dec. 31, 2020
Borrowing limit	$4,300	$3,100
Amount outstanding at period end	1,477	584
Average amount outstanding	1,129	1,126
Maximum amount outstanding	2,054	2,080
Weighted average interest rate, computed on a daily basis	0.53%	1.45%
Weighted average interest rate at period end	0.73	0.23
Letters of Credit — Xcel Energy Inc. and its subsidiaries use letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. At both March 31, 2021 and Dec. 31, 2020, there were $20 million of letters of credit outstanding under the credit facilities. Amounts approximate their fair value and are subject to fees.
Revolving Credit Facilities — In order to issue commercial paper, Xcel Energy Inc. and its utility subsidiaries must have revolving credit facilities in place at least equal to the amount of commercial paper borrowing limits and cannot issue commercial paper exceeding available capacity under these credit facilities. The lines of credit provide short-term financing in the form of notes payable to banks, letters of credit and back-up support for commercial paper borrowings.

As of March 31, 2021, Xcel Energy Inc. and its utility subsidiaries had the following committed revolving credit facilities available:

(Millions of Dollars)	Credit Facility (a)	Drawn (b)	Available
Xcel Energy Inc.	$1,250	$277	$973
PSCo	700	8	692
NSP-Minnesota	500	10	490
SPS	500	2	498
NSP-Wisconsin	150	—	150
Total	$3,100	$297	$2,803
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
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facilities. Xcel Energy Inc. and its utility subsidiaries had no direct advances on the credit facilities outstanding as of March 31, 2021 and Dec. 31, 2020.
Term Loan Agreements — In February 2021, Xcel Energy Inc. entered into a $1.2 billion 364-Day Term Loan Agreement that matures Feb. 17, 2022. Xcel Energy has an option to extend through Feb. 16, 2023. The term loan includes one financial covenant, requiring Xcel Energy’s consolidated funded debt to total capitalization ratio to be less than or equal to 65 percent.
As of March 31, 2021, Xcel Energy Inc.’s term loan borrowings were as follows:

(Millions of Dollars)	Limit	Amount Used	Available
Xcel Energy, Inc.	$1,200	$1,200	$—
Bilateral Credit Agreement
In April 2021, the uncommitted bilateral credit agreement was renewed for an additional one-year term. The credit agreement is limited in use to support letters of credit.
As of March 31, 2021, NSP-Minnesota’s outstanding letters of credit under the bilateral credit agreement were as follows:

(Millions of Dollars)	Limit	Amount Outstanding	Available
NSP-Minnesota	$75	$49	$26
Long-Term Borrowings and Other Financing Instruments
During the three months ended March 31, 2021, Xcel Energy Inc. and its utility subsidiaries issued the following:
•PSCo issued $750 million of 1.875% first mortgage bonds due June 15, 2031.
•SPS issued $250 million of 3.15% first mortgage bonds due 2050.
•NSP-Minnesota issued $425 million of 2.25% first mortgage bonds due April 1, 2031 and $425 million of 3.20% first mortgage bonds due April 1, 2052.
Other Equity — Xcel Energy Inc. issued $13 million and $10 million of equity through the DRIP during the three months ended March 31, 2021 and 2020, respectively. The program allows shareholders to reinvest their dividends in Xcel Energy Inc. common stock through a non-cash transaction.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. Xcel Energy’s operating revenues consisted of the following:

	Three Months Ended March 31, 2021
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$733	$384	$10	$1,127
C&I	1,033	187	9	1,229
Other	30	—	2	32
Total retail	1,796	571	21	2,388
Wholesale	743	—	—	743
Transmission	146	—	—	146
Other	13	19	—	32
Total revenue from contracts with customers	2,698	590	21	3,309
Alternative revenue and other	172	57	3	232
Total revenues	$2,870	$647	$24	$3,541

	Three Months Ended March 31, 2020
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$676	$355	$11	$1,042
C&I	1,066	180	9	1,255
Other	29	—	1	30
Total retail	1,771	535	21	2,327
Wholesale	166	—	—	166
Transmission	132	—	—	132
Other	17	32	—	49
Total revenue from contracts with customers	2,086	567	21	2,674
Alternative revenue and other	117	16	4	137
Total revenues	$2,203	$583	$25	$2,811

6. Income Taxes
Note 7 to the consolidated financial statements included in Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2020 represents, in all material respects, the current status of other income tax matters except to the extent noted below, and are incorporated herein by reference.
The following table reconciles the difference between the statutory rate and the ETR:

	Three Months Ended March 31
	2021	2020
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	4.9	4.9
Decreases:
Wind PTCs	(24.6)	(17.2)
Plant regulatory differences (a)	(6.1)	(8.4)
Other (net)	(1.7)	(2.4)
Effective income tax rate	(6.5)%	(2.1)%
(a)     Regulatory differences for income tax primarily relate to the credit of excess deferred taxes to customers through the average rate assumption method. Income tax benefits associated with the credit of excess deferred credits are offset by corresponding revenue reductions.

Federal Audits — Statute of limitations applicable to Xcel Energy’s consolidated federal income tax returns expire as follows:

Tax Years	Expiration
2014 — 2016	January 2022
2017	September 2021

Additionally, the statute of limitations related to the federal tax loss carryback claim filed in 2020 has been extended. Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of this issue; however, the outcome and timing of a resolution is unknown.
State Audits — Xcel Energy files consolidated state tax returns based on income in its major operating jurisdictions and various other state income-based tax returns.
As of March 31, 2021, Xcel Energy’s earliest open tax years (subject to examination by state taxing authorities in its major operating jurisdictions) were as follows:

State	Year
Colorado	2009
Minnesota	2013
Texas	2012
Wisconsin	2016
•In July 2020, Minnesota began a review of tax years 2015 - 2018. In February 2021, Minnesota concluded its review and commenced an audit of the same tax years. As of March 31, 2021, no material adjustments have been proposed.
•In January 2021, Wisconsin concluded its’ audit of tax years 2014 - 2016 with no material adjustments.
•In March 2021, Wisconsin began an audit of tax years 2016 - 2019. As of March 31, 2021, no material adjustments have been proposed.
•No other state income tax audits were in progress as of March 31, 2021.
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
Unrecognized tax benefits — permanent vs. temporary:

(Millions of Dollars)	March 31, 2021	Dec. 31, 2020
Unrecognized tax benefit — Permanent tax positions	$42	$41
Unrecognized tax benefit — Temporary tax positions	11	11
Total unrecognized tax benefit	$53	$52
Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	March 31, 2021	Dec. 31, 2020
NOL and tax credit carryforwards	$(32)	$(31)
As IRS audits resume and the state audits progress, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $27 million in the next 12 months.
Payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards.
Interest payable related to unrecognized tax benefits:

(Millions of Dollars)	March 31, 2021	Dec. 31, 2020
Payable for interest related to unrecognized tax benefits at beginning of period	$(3)	$—
Interest expense related to unrecognized tax benefits	—	(3)
Payable for interest related to unrecognized tax benefits at end of period	$(3)	$(3)
No amounts were accrued for penalties related to unrecognized tax benefits as of March 31, 2021 or Dec. 31, 2020.

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
Common Stock Equivalents — Xcel Energy Inc. has common stock equivalents related to time-based equity compensation awards.
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
•Liability awards subject to a performance condition; any portions settled in shares are included in common shares outstanding upon settlement.
Common shares outstanding used in the basic and diluted EPS computation:

	Three Months Ended March 31
(Shares in Millions)	2021	2020
Basic	538	526
Diluted (a)	539	527
(a)     Diluted common shares outstanding included common stock equivalents of 0.2 million and 0.8 million for the three months ended March 31, 2021 and 2020, respectively.

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

Unrealized gains for the nuclear decommissioning fund were $1 billion and $981 million as of March 31, 2021 and Dec. 31, 2020, respectively, and unrealized losses were $8 million and $5 million as of March 31, 2021 and Dec. 31, 2020, respectively.
Non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund:

	March 31, 2021
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$32	$32	$—	$—	$—	$32
Commingled funds	795	—	—	—	1,052	1,052
Debt securities	562	—	573	13	—	586
Equity securities	444	1,153	2	—	—	1,155
Total	$1,833	$1,185	$575	$13	$1,052	$2,825
(a)    Reported in nuclear decommissioning fund and other investments on the consolidated balance sheets, which also includes $170 million of equity investments in unconsolidated subsidiaries and $159 million of rabbi trust assets and miscellaneous investments.

	Dec. 31, 2020
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$40	$40	$—	$—	$—	$40
Commingled funds	787	—	—	—	1,041	1,041
Debt securities	528	—	572	13	—	585
Equity securities	446	1,109	2	—	—	1,111
Total	$1,801	$1,149	$574	$13	$1,041	$2,777
(a)Reported in nuclear decommissioning fund and other investments on the consolidated balance sheets, which also includes $165 million of equity investments in unconsolidated subsidiaries and $154 million of rabbi trust assets and miscellaneous investments.
For the three months ended March. 31, 2021 and 2020, there were immaterial Level 3 nuclear decommissioning fund investments or transfer of amounts between levels.
Contractual maturity dates of debt securities in the nuclear decommissioning fund as of March 31, 2021:

	Final Contractual Maturity
(Millions of Dollars)	Due in 1 year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 years	Total
Debt securities	$3	$133	$202	$248	$586
Rabbi Trusts
Xcel Energy has established rabbi trusts to provide partial funding for future distributions of its supplemental executive retirement plan and deferred compensation plan.
Cost and fair value of assets held in rabbi trusts:

	March 31, 2021
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trusts (a)
Cash equivalents	$23	$23	$—	$—	$23
Mutual funds	71	81	—	—	81
Total	$94	$104	$—	$—	$104

	Dec. 31, 2020
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trusts (a)
Cash equivalents	$32	$32	$—	$—	$32
Mutual funds	60	70	—	—	70
Total	$92	$102	$—	$—	$102
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
As of March 31, 2021, accumulated other comprehensive loss related to settled interest rate derivatives included $6 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of March 31, 2021. Xcel Energy had no unsettled interest rate derivatives.
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
As of March 31, 2021, Xcel Energy had no commodity contracts designated as cash flow hedges.

Xcel Energy enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.
Gross notional amounts of commodity forwards, options and FTRs:

(Amounts in Millions) (a)(b)	March 31, 2021	Dec. 31, 2020
Megawatt hours of electricity	78	87
Million British thermal units of natural gas	164	175
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
As of March 31, 2021, five of Xcel Energy’s ten most significant counterparties for these activities, comprising $117 million, or 43%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings. Three of the ten most significant counterparties, comprising $43 million, or 16%, of this credit exposure, were not rated by these external agencies, but based on Xcel Energy’s internal analysis, had credit quality consistent with investment grade. Two of these significant counterparties, comprising $39 million or 14% of this credit exposure, had credit quality less than investment grade, based on internal analysis. Eight of these significant counterparties are municipal or cooperative electric entities, RTOs or other utilities.
Impact of derivative activity:

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities

Three Months Ended March 31, 2021
Other derivative instruments
Electric commodity	$—	$2
Natural gas commodity	—	1
Total	$—	$3

Three Months Ended March 31, 2020
Derivatives designated as cash flow hedges
Interest rate	$(13)	$—
Total	$(13)	$—

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Three Months Ended March 31, 2021
Derivatives designated as cash flow hedges
Interest rate	$2	(a)	$—		$—
Total	$2		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$32	(b)
Electric commodity	—		3	(c)	—
Natural gas commodity	—		8	(d)	(10)	(d)
Total	$—		$11		$22

Three Months Ended March 31, 2020
Derivatives designated as cash flow hedges
Interest rate	$2	(a)	$—		$—
Total	$2		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$1	(b)
Electric commodity	—		(4)	(c)	—
Natural gas commodity	—		5	(d)	(6)	(d)
Total	$—		$1		$(5)
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
(d)Amounts for both the three months ended March 31, 2021 and 2020 included no settlement gains or losses on derivatives entered to mitigate natural gas price risk for electric generation recorded to electric fuel and purchased power, subject to cost-recovery mechanisms and reclassified to a regulatory asset, as appropriate. Remaining settlement losses for both the three months ended March 31, 2021 and 2020 relate to natural gas operations and were recorded to cost of natural gas sold and transported. These gains and losses are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset or liability, as appropriate.
Xcel Energy had no derivative instruments designated as fair value hedges during the three months ended March 31, 2021 and 2020.

Credit Related Contingent Features — Contract provisions for derivative instruments that the utility subsidiaries enter, including those accounted for as normal purchase-normal sale contracts and therefore not reflected on the consolidated balance sheets, may require the posting of collateral or settlement of the contracts for various reasons, including if the applicable utility subsidiary’s credit ratings are downgraded below its investment grade credit rating by any of the major credit rating agencies. As of both March 31, 2021 and Dec. 31, 2020, there were $4 million of derivative liabilities with such underlying contract provisions. Certain contracts also contain cross default provisions that may require the posting of collateral or settlement of the contracts if there was a failure under the other financing arrangements related to payment terms or other covenants. As of March 31, 2021 and Dec. 31, 2020, there were approximately $59 million and $60 million of derivative liabilities with such underlying contract provisions, respectively.
Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. Provisions allow counterparties to seek performance assurance, including cash collateral, in the event that a given utility subsidiary’s ability to fulfill its contractual obligations is reasonably expected to be impaired. Xcel Energy had no collateral posted related to adequate assurance clauses in derivative contracts as of March 31, 2021 and Dec. 31, 2020.
Recurring Fair Value Measurements — Derivative assets and liabilities measured at fair value on a recurring basis:

	March 31, 2021						Dec. 31, 2020
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$4	$122	$1	$127	$(102)	$25	$2	$67	$1	$70	$(52)	$18
Electric commodity	—	—	16	16	—	16	—	—	20	20	(1)	19
Natural gas commodity	—	—	—	—	—	—	—	9	—	9	—	9
Total current derivative assets	$4	$122	$17	$143	$(102)	41	$2	$76	$21	$99	$(53)	46
PPAs (b)						3						3
Current derivative instruments						$44						$49
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$6	$78	$42	$126	$(77)	$49	$8	$66	$8	$82	$(62)	$20
Electric Commodity	—	—	2	2	—	2	—	—	—	—	—	—
Total noncurrent derivative assets	$6	$78	$44	$128	$(77)	51	$8	$66	$8	$82	$(62)	20
PPAs (b)						8						10
Noncurrent derivative instruments						$59						$30

	March 31, 2021						Dec. 31, 2020
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Other derivative instruments:
Commodity trading	$6	$132	$6	$144	$(113)	$31	$4	$64	$17	$85	$(58)	$27
Electric commodity	—	—	—	—	—	—	—	—	1	1	(1)	—
Natural gas commodity	—	—	—	—	—	—	—	9	—	9	—	9
Total current derivative liabilities	$6	$132	$6	$144	$(113)	31	$4	$73	$18	$95	$(59)	36
PPAs (b)						17						17
Current derivative instruments						$48						$53
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$2	$90	$68	$160	$(70)	$90	$3	$58	$60	$121	$(47)	$74
Total noncurrent derivative liabilities	$2	$90	$68	$160	$(70)	90	$3	$58	$60	$121	$(47)	74
PPAs (b)						53						57
Noncurrent derivative instruments						$143						$131
(a)Xcel Energy nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at March 31, 2021 and Dec. 31, 2020. At both March 31, 2021 and Dec. 31, 2020, derivative assets and liabilities include $15 million of obligations to return cash collateral. At March 31, 2021 and Dec. 31, 2020, derivative assets and liabilities include rights to reclaim cash collateral of $18 million and $6 million, respectively. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)During 2006, Xcel Energy qualified these contracts under the normal purchase exception. Based on this qualification, contracts are no longer adjusted to fair value and the previous carrying value of these contracts is being amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Changes in Level 3 commodity derivatives:

	Three Months Ended March 31
(Millions of Dollars)	2021	2020
Balance at Jan. 1	$(49)	$4
Purchases	—	12
Settlements	(16)	(18)
Net transactions recorded during the period:
Gains recognized in earnings (a)	38	6
Net gains recognized as regulatory assets and liabilities	14	1
Balance at March 31	$(13)	$5

(a)Level 3 gains recognized in earnings are subject to offsetting losses of derivatives instruments categorized as levels 1 and 2 in the income statement.
Xcel Energy recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three months ended March 31, 2021 and 2020.
Fair Value of Long-Term Debt
Other financial instruments which the carrying amount did not equal fair value:

	March 31, 2021		Dec. 31, 2020
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$21,491	$23,654	$20,066	$24,412
Fair value of Xcel Energy’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of March 31, 2021 and Dec. 31, 2020 and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

9. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended March 31
	2021	2020	2021	2020
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$26	$24	$—	$—
Interest cost (a)	26	31	4	5
Expected return on plan assets (a)	(52)	(52)	(4)	(5)
Amortization of prior service credit (a)	—	(1)	(2)	(2)
Amortization of net loss (a)	27	25	1	1
Net periodic benefit cost (credit)	27	27	(1)	(1)
Effects of regulation	(1)	2	1	1
Net benefit cost recognized for financial reporting	$26	$29	$—	$—
(a)     The components of net periodic cost other than the service cost component are included in the line item “Other income (expense), net” in the consolidated statements of income or capitalized on the consolidated balance sheets as a regulatory asset.
In January 2021, contributions of $125 million were made across four of Xcel Energy’s pension plans. Xcel Energy does not expect additional pension contributions during 2021.

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
Breckenridge/Colorado — In February 2019, the MDL panel remanded Breckenridge back to the U.S. District Court in Colorado. Settlement of approximately $3 million was reached in February 2021. The parties have sought and are awaiting court approval of the settlement.
Arandell Corp. — The trial has been vacated and will be rescheduled after the court rules on the pending motions for reconsideration and for class certification. Xcel Energy has concluded that a loss is remote for the remaining lawsuit.
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
NSP-Minnesota denies the claims asserted by the Westmoreland insurers and believes it properly stopped the supply of coal based upon the force majeure provision. It is uncertain when a final resolution will occur, but it is unlikely an arbitration hearing will take place before the fourth quarter 2021. At this stage of the proceeding, a reasonable estimate of damages or range of damages cannot be determined.
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
In September 2016, the FERC issued an order (Opinion No. 551) granting a 10.32% base ROE effective for the first complaint period of Nov. 12, 2013 to Feb. 11, 2015 and subsequent to the date of the order. The D.C Circuit subsequently vacated and remanded Opinion No. 551.
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
In November 2020, the FERC issued an order (Opinion No. 569-B) in response to rehearing requests. The FERC corrected certain inputs to its ROE calculation model, did not change the ROE effective Sept. 28, 2016, and for the first MISO complaint period and upheld its decision to deny refunds for the second complaint period. NSP-Minnesota has recognized a liability for its best estimate of final refunds to customers. Each 10 basis point reduction in ROE for the first complaint period, second complaint period, and subsequent period relative to amounts accrued would reduce Xcel Energy’s net income by $1 million, $1 million, and $2 million, respectively.
The MISO TOs and various parties have filed petitions for review of Opinion Nos. 569, 569-A and 569-B at the D.C. Circuit with initial briefs filed in March 2021.
FERC NOPR on ROE Incentive Adders — In April 2021, the FERC issued a NOPR proposing to limit collection of ROE incentive adders for RTO membership to the first three years after an entity begins participation in an RTO. If adopted as a final rule, following a comment period expected to be complete by the end of 2021 or 2022, NSP-Minnesota, NSP-Wisconsin and SPS would prospectively discontinue charging their current 0.5% ROE incentive adders. Amounts related to a discontinuance of the adder would ultimately be offset by an increase in retail rates.
SPP OATT Upgrade Costs — Costs of transmission upgrades may be recovered from other SPP customers whose transmission service depends on capacity enabled by the upgrade under the SPP OATT. SPP had not been charging its customers for these upgrades, even though the SPP OATT had allowed SPP to do so since 2008. In 2016, the FERC granted SPP’s request to recover these previously unbilled charges and SPP subsequently billed SPS approximately $13 million.
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

Contract Termination — SPS and Lubbock Power & Light are parties to a 25-year, 170 MW partial requirements contract. In October 2020, Lubbock Power & Light initiated discussions with SPS concerning the interpretation of contractual terms related to early termination and default. If the parties are unable to reach resolution, the contract calls for the matter to proceed to arbitration. The amount of any damages depends on multiple factors and is currently unknown.
Environmental
MGP, Landfill and Disposal Sites
Xcel Energy is currently investigating, remediating or performing post-closure actions at 13 MGP, landfill or other disposal sites across its service territories.
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
PSCo has been working to build an alternative collection and treatment system to meet the April 11, 2021 federal CCR Rule deadline for removing the Comanche Station bottom ash pond from service. The cost of the alternate treatment system is approximately $14 million. PSCo did not meet the deadline and has commenced discussions with the EPA to determine appropriate steps forward. Once the alternative bottom ash system is operational, the existing impoundment will initiate closure per the CCR Rule.
Closure costs for existing impoundments are included in the calculation of the ARO.
Leases
Xcel Energy evaluates contracts that may contain leases, including PPAs and arrangements for the use of office space and other facilities, vehicles and equipment. A contract contains a lease if it conveys the exclusive right to control the use of a specific asset.
Components of lease expense:

	Three Months Ended March 31
(Millions of Dollars)	2021	2020
Operating leases
PPA capacity payments	$58	$46
Other operating leases (a)	8	8
Total operating lease expense (b)	$66	$54
Finance leases
Amortization of ROU assets	$2	$3
Interest expense on lease liability	4	5
Total finance lease expense	$6	$8
(a)Includes short-term lease expense of $1 million and $1 million for 2021 and 2020, respectively.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.
Commitments under operating and finance leases as of March 31, 2021:

(Millions of Dollars)	PPA Operating Leases	Other Operating Leases	Total Operating Leases	Finance Leases (a)
Total minimum obligation	$1,592	$201	$1,793	$253
Interest component of obligation	(248)	(37)	(285)	(178)
Present value of minimum obligation	$1,344	164	1,508	75
Less current portion			(221)	(4)
Noncurrent operating and finance lease liabilities			$1,287	$71
(a)Excludes certain amounts related to Xcel Energy’s 50% ownership interest in WYCO.
VIEs
Under certain PPAs, NSP-Minnesota, PSCo and SPS purchase power from IPPs for which the utility subsidiaries are required to reimburse fuel costs, or to participate in tolling arrangements under which the utility subsidiaries procure the natural gas required to produce the energy that they purchase. These specific PPAs create a variable interest in the IPP.
The utility subsidiaries had approximately 4,062 MW of capacity under long-term PPAs at both March 31, 2021 and Dec. 31, 2020 with entities that have been determined to be VIEs. Xcel Energy concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. The PPAs have expiration dates through 2041.
Other
Guarantees and Bond Indemnifications — Xcel Energy Inc. and its subsidiaries provide guarantees and bond indemnities, which guarantee payment or performance. Xcel Energy Inc.’s exposure is based upon the net liability under the specified agreements or transactions. Most of the guarantees and bond indemnities issued by Xcel Energy Inc. and its subsidiaries have a stated maximum amount.

As of March 31, 2021 and Dec. 31, 2020, Xcel Energy Inc. and its subsidiaries had no assets held as collateral related to their guarantees, bond indemnities and indemnification agreements. Guarantees and bond indemnities issued and outstanding for Xcel Energy were approximately $60 million at March 31, 2021 and Dec. 31, 2020, respectively.
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

11. Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(85)	$(56)	$(141)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (net of taxes of $1 and $—, respectively) (a)	3	—	3
Net current period other comprehensive income	3	—	3
Accumulated other comprehensive loss at March 31	$(82)	$(56)	$(138)

	Three Months Ended March 31, 2020
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(80)	$(61)	$(141)
Other comprehensive loss before reclassifications (net of taxes of $(3) and $—, respectively)	(10)	—	(10)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (net of taxes of $— and $—, respectively) (a)	2	—	2
Amortization of net actuarial loss (net of taxes of $— and $—, respectively)(b)	—	1	1
Net current period other comprehensive (loss) income	(8)	1	(7)
Accumulated other comprehensive loss at March 31	$(88)	$(60)	$(148)

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
Xcel Energy had equity investments in unconsolidated subsidiaries of $170 million and $165 million as of March 31, 2021 and Dec. 31, 2020, respectively, included in the natural gas utility and all other segments.
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
Xcel Energy’s segment information:

	Three Months Ended March 31
(Millions of Dollars)	2021	2020
Regulated Electric
Total revenues	$2,870	$2,203
Net income	269	227
Regulated Natural Gas
Total revenues	$647	$583
Net income	118	91
All Other
Total revenues	$24	$25
Net loss	(25)	(23)
Consolidated Total
Total revenues	$3,541	$2,811
Net income	362	295

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
For the three months ended March 31, 2021 and 2020, there were no such adjustments to GAAP earnings and therefore GAAP earnings equal ongoing earnings for these periods.

Results of Operations
The only common equity securities that are publicly traded are common shares of Xcel Energy Inc. Diluted earnings and EPS of each subsidiary discussed below do not represent a direct legal interest in the assets and liabilities allocated to such subsidiary but rather represent a direct interest in our assets and liabilities as a whole.
Summarized diluted EPS for Xcel Energy:

	Three Months Ended March 31
Diluted Earnings (Loss) Per Share	2021	2020
PSCo	$0.31	$0.24
NSP-Minnesota	0.24	0.20
SPS	0.11	0.08
NSP-Wisconsin	0.06	0.06
Equity earnings of unconsolidated subsidiaries	0.01	0.01
Regulated utility (a)	0.73	0.60
Xcel Energy Inc. and Other	(0.06)	(0.04)
Total (a)	$0.67	$0.56
(a)     Amounts may not add due to rounding.
Summary of Earnings
Xcel Energy — Xcel Energy’s earnings increased $0.11 per share for the first quarter of 2021. Earnings primarily reflect higher electric and natural gas margins (driven by capital investment recovery and regulatory outcomes), which more than offset additional depreciation, interest charges, less AFUDC and declining sales primarily due to the impacts of COVID-19. First quarter earnings also reflect margin from proprietary commodity trading transactions, primarily entered into under Xcel Energy’s ordinary practices prior to the weather event.
PSCo — Earnings increased $0.07 per share for the first quarter of 2021, reflecting higher natural gas and electric margins (primarily capital investment recovery and regulatory outcomes), partially offset by additional depreciation and taxes (other than income taxes).

NSP-Minnesota — Earnings increased $0.04 per share for the first quarter of 2021, reflecting higher electric margin (primarily capital investment recovery), partially offset by increased depreciation.
SPS — Earnings increased $0.03 per share for the first quarter of 2021, reflecting higher electric margin (regulatory outcomes in Texas and New Mexico), partially offset by increased depreciation.
NSP-Wisconsin — Earnings were flat for the first quarter of 2021.
Xcel Energy Inc. and Other — Primarily includes financing costs at the holding company.
Changes in GAAP and Ongoing Diluted EPS
Components significantly contributing to changes in 2021 EPS compared to 2020:

Diluted Earnings (Loss) Per Share	Three Months Ended March 31
GAAP and ongoing diluted EPS - 2020	$0.56

Components of change - 2021 vs. 2020
Higher electric margin	0.11
Higher natural gas margins	0.07
Lower ETR (a)	0.06
Higher other income (expense), net	0.02
Higher depreciation and amortization	(0.08)
Lower AFUDC	(0.02)
Higher interest charges	(0.01)
Higher O&M	(0.01)
Other, net	(0.03)
GAAP and ongoing diluted EPS - 2021	$0.67
(a)     Includes PTCs and plant regulatory amounts, which are primarily offset in electric margin.
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
Each degree of temperature above 65° Fahrenheit is counted as one CDD, and each degree of temperature below 65° Fahrenheit is counted as one HDD. In Xcel Energy’s more humid service territories, a THI is used in place of CDD, which adds a humidity factor to CDD. HDD, CDD and THI are most likely to impact the usage of Xcel Energy’s residential and commercial customers. Industrial customers are less sensitive to weather. Typically, sales are not impacted in the first or fourth quarter due to THI or CDD.
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
Percentage increase (decrease) in normal and actual HDD:

	Three Months Ended March 31
	2021 vs. Normal	2020 vs. Normal	2021 vs. 2020
HDD	1.3%	(5.5)%	6.5%
Weather — Estimated impact of temperature variations on EPS compared with normal weather conditions:

	Three Months Ended March 31
	2021 vs. Normal	2020 vs. Normal	2021 vs. 2020
Retail electric	$—	$(0.011)	$0.011
Decoupling and sales true-up	0.002	0.006	(0.004)
Electric total	$0.002	$(0.005)	$0.007
Firm natural gas	0.003	(0.007)	0.010
Total	$0.005	$(0.012)	$0.017
Sales — Sales growth (decline) for actual and weather-normalized sales in 2021 compared to 2020:

	Three Months Ended March 31
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Actual (a)
Electric residential	6.3%	5.1%	8.8%	4.7%	6.0%
Electric C&I	(4.8)	(6.6)	(7.1)	(1.8)	(5.8)
Total retail electric sales	(1.0)	(2.9)	(4.3)	0.2	(2.4)
Firm natural gas sales	4.7	0.5	N/A	0.8	3.1

	Three Months Ended March 31
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Weather-Normalized (a)
Electric residential	4.9%	4.5%	3.8%	2.9%	4.4%
Electric C&I	(5.1)	(6.7)	(7.3)	(1.9)	(6.0)
Total retail electric sales	(1.7)	(3.1)	(5.4)	(0.4)	(3.0)
Firm natural gas sales	(0.9)	(1.3)	N/A	(2.7)	(1.2)

	Three Months Ended March 31 (2020 Leap Year Adjusted)
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Weather-Normalized (a)
Electric residential	6.1%	5.7%	5.0%	4.0%	5.6%
Electric C&I	(4.1)	(5.6)	(6.3)	(0.8)	(5.0)
Total retail electric sales	(0.6)	(2.0)	(4.3)	0.7	(1.9)
Firm natural gas sales	0.2	(0.2)	N/A	(1.5)	—
(a)     Higher residential sales and lower C&I sales were primarily attributable to COVID-19.

Weather-normalized and leap-year adjusted electric sales growth (decline) — year-to-date (excluding leap day)
Each of our utility subsidiaries experienced higher residential sales and lower C&I sales as a result of COVID-19 beginning in March 2020. In addition, the following items impacted sales:
•PSCo — Residential sales rose based on an increased number of customers and higher use per customer. The decline in C&I sales was primarily due to decreases in the manufacturing and service industries, partially offset by an increase in the energy sector.
•NSP-Minnesota — Residential sales growth reflects higher use per customer and increased customer additions. The decline in C&I sales was primarily due to decreases within the manufacturing and service sectors.
•SPS — Residential sales increased due to customer growth and higher use per customer. The decline in C&I sales was driven by decreases within the energy and manufacturing sectors.
•NSP-Wisconsin — Residential sales growth was attributable to customer additions and higher use per customer. The decline in C&I sales was largely related to decreases in the energy and manufacturing industries, partially offset by an increase in the service sector.
Weather-normalized and leap-year adjusted natural gas sales growth (decline) — year-to-date (excluding leap day)
•Natural gas sales primarily reflect lower customer use, offset by an increase in the number of customers.
Electric Margin
Electric revenues and fuel and purchased power expenses are impacted by fluctuations in the price of natural gas, coal and uranium. However, these price fluctuations have minimal impact on electric margin due to fuel recovery mechanisms that recover fuel expenses. In addition, electric customers receive a credit for PTCs generated, which reduced electric revenue and margin
Electric revenues and margin:

	Three Months Ended March 31
(Millions of Dollars)	2021	2020
Electric revenues	$2,870	$2,203
Electric fuel and purchased power	(1,386)	(797)
Electric margin	$1,484	$1,406
Changes in electric margin:

(Millions of Dollars)	Three Months Ended March 31, 2021 vs. 2020
Non-fuel riders	$44
Regulatory rate outcomes (Colorado, Texas, New Mexico, Wisconsin and North Dakota)	44
Proprietary commodity trading, net of sharing	27
Wholesale transmission revenue (net)	11
Estimated impact of weather (net of decoupling/sales true-up)	5
PTCs flowed back to customers (offset by lower ETR)	(37)
Sales and demand (a)	(14)
Other (net)	(2)
Total increase in electric margin	$78
(a) Sales excludes weather impact, net of decoupling/sales true-up, and demand is net of sales true-up.
Natural Gas Margin
Natural gas expense varies with changing sales and the cost of natural gas. However, fluctuations in the cost of natural gas has minimal impact on natural gas margin due to cost recovery mechanisms.
Natural gas revenues and margin:

	Three Months Ended March 31
(Millions of Dollars)	2021	2020
Natural gas revenues	$647	$583
Cost of natural gas sold and transported	(299)	(285)
Natural gas margin	$348	$298
Changes in natural gas margin:

(Millions of Dollars)	Three Months Ended March 31, 2021 vs. 2020
Regulatory rate outcomes (Colorado)	$40
Estimated impact of weather	7
Other (net)	3
Total increase in natural gas margin	$50
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses increased $5 million, or 0.9%, for the first quarter of 2021. The increase was primarily due to expenses associated with new wind farms, software and infrastructure costs, compensation, damage prevention and storms, partially offset by continuous improvement initiatives.

Depreciation and Amortization — Depreciation and amortization increased $58 million, or 12.5%, for the first quarter of 2021. The increase was primarily driven by several wind farms going into service, as well as normal system expansion. In addition, 2021 depreciation expense increased as a result of implementation of new depreciation rates in Colorado, New Mexico and Texas.
Other Income (Expense) — Other income (expense) increased $16 million for the first quarter of 2021, largely related to rabbi trust performance primarily offset in O&M expenses (compensation).
AFUDC, Equity and Debt — AFUDC decreased $14 million for the first quarter of 2021. Decrease was driven by various wind projects placed into service.
Interest Charges — Interest charges increased $6 million, or 3.0%, for the first quarter of 2021. The increase was largely attributable to higher debt levels to fund capital investments, partially offset by lower long-term and short-term interest rates.
Income Taxes — Income tax benefit increased $16 million for the first quarter of 2021. The increase was primarily driven by an increase in wind PTCs due to additional wind facilities going into service. Wind PTCs are credited to customers (recorded as a reduction to revenue) and do not have a material impact on net income. Impact of wind PTCs was partially offset by higher pretax earnings in 2021.

Other
Winter Storm Uri
In mid-February 2021, the central portion of the United States experienced a major winter storm (Winter Storm Uri). Extreme cold temperatures impacted certain operational assets as well as the availability of renewable generation across the region. The cold weather also affected the country’s supply and demand for natural gas. These factors contributed to extremely high market prices for natural gas and electricity. In addition, NSP-Minnesota’s three peak shaving plants, which are used to ensure system reliability under Design Day conditions, have been unavailable since early 2021 due to required repairs to address safety concerns with the units. Despite the extreme conditions, Xcel Energy’s customers experienced minimal disruptions as a result of preemptive infrastructure investments and the response of our employees.
As a result of the extremely high market prices, Xcel Energy incurred net natural gas, fuel and purchased energy costs of approximately $965 million (largely deferred as regulatory assets). The utility subsidiaries mitigated the customer impact by approximately $190 million primarily through sales of excess generation.
The estimated net impact was as follows:

(Millions of Dollars)	Natural Gas for Distribution	Natural Gas for Electric Generation	Other Electric Generation	Subtotal Costs	Net Market Settlements (a)	Total Impact
NSP-Minnesota	$250	$5	$15	$270	$(40)	$230
NSP- Wisconsin	45	—	—	45	—	45
PSCo	305	315	5	625	(15)	610
SPS	—	200	15	215	(135)	80
Total	$600	$520	$35	$1,155	$(190)	$965
(a) Net market settlements includes purchases of energy and other charges to serve our customers as well as sales of energy facilitated through ISOs or bilateral transactions, each subject to mechanisms for recovery and sharing with our customers.
In addition, higher market prices resulted in $27 million of net gains (after customer sharing) related to proprietary commodity trading. These transactions were primarily entered into under Xcel Energy’s ordinary trading practices prior to Winter Storm Uri.
Certain energy transactions are subject to final ISO re-settlement calculations and the impacts of credit losses shared among market participants. Such adjustments are not expected to be material to our results of operations, financial condition or cash flows.
Regulatory Overview — Xcel Energy has natural gas, fuel and purchased energy mechanisms in each jurisdiction for the purpose of recovering incurred costs. However, the utility subsidiaries have deferred February cost increases for future recovery and are proposing to recover the cost increases over a period of up to two years in order to significantly mitigate the impact to customer bills. Additionally, we are not requesting recovery of associated financing costs in order to further limit the impact to our customers.

The following proceedings have been initiated:

Utility Subsidiary	Jurisdiction	Regulatory Status
NSP-Minnesota	Minnesota	NSP-Minnesota has filed its report with the MPUC detailing its preparedness and actions during the storm and proposing recovery of incremental costs from natural gas customers over 24 months with no financing charge. Comments are due in May 2021.
	South Dakota	In April, NSP-Minnesota filed a letter with the South Dakota Public Utilities Commission noting that we were a net seller in the market, resulting in lower fuel clause costs.
	North Dakota	NSP-Minnesota has filed its report with the North Dakota Public Service Commission detailing its preparedness and actions during the storm and proposing recovery of incremental costs from natural gas customers over 24 months with no financing charge.
NSP-Wisconsin	Wisconsin	In March, the PSCW staff determined the natural gas costs incurred during the storm were prudent and approved NSP-Wisconsin's proposal to recover these costs over a nine-month period through December 2021 with no financing charge.
	Michigan	In March, NSP-Wisconsin filed testimony in the pending gas recovery plan proceeding to address $2 million of under-recovery associated with Winter Storm Uri.
PSCo	Colorado	PSCo filed an initial response with the CPUC in March. In May 2021, PSCo intends to file a plan to recover the weather-related costs over 24 months with no financing charge.
SPS	Texas	SPS intends to file for a surcharge in the second quarter to recover fuel costs over 24 months with no financing charge. Prudence of fuel costs will be subject to review in SPS' upcoming fuel reconciliation case.
	New Mexico	The NMPRC approved SPS' requested fuel mechanism variance to permit recovery over 24 months with no financing charge (subject to NMPRC review).
To enhance liquidity and for the ability to propose recovering the increased fuel costs over a longer time period (i.e., mitigate customer bill impacts), Xcel Energy Inc. entered into a $1.2 billion 364-Day Term Loan Agreement and increased the size of its previously planned debt issuances at the utility subsidiaries.
COVID-19
Although the COVID-19 pandemic has led to numerous challenges, Xcel Energy believes its risk management program, including business continuity and disaster recovery planning, will continue to allow us to proactively manage and successfully navigate challenges, risks and uncertainties.
Continued uncertainty remains regarding COVID-19, the duration and magnitude of business restrictions, re-shut downs and the level and pace of economic recovery.
An overview of certain risk considerations or areas which have or could significantly impact us is as follows.
Sales — Xcel Energy has experienced and may continue to experience higher residential sales and lower C&I sales as a result of COVID-19. Xcel Energy has decoupling and sales true-up mechanisms in Minnesota (all electric classes) and Colorado (residential and non-demand small C&I electric classes), which mitigate the impact of changes to sales levels as compared to a baseline.
Bad Debt — Bad debt expense could significantly increase due to pandemic related economic impacts, customer hardship, federal or state legislation and regulatory orders. However, several of our commissions have approved the deferral of incremental COVID-19 related costs, including bad debt expense.

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
Rates are designed to recover plant investment, operating costs and an allowed return on investment. Our utility subsidiaries request changes in utility rates through commission filings. Changes in operating costs can affect Xcel Energy’s financial results, depending on the timing of rate cases and implementation of final rates. Other factors affecting rate filings are new investments, sales, conservation and DSM efforts, and the cost of capital.
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
NSP-Minnesota
Pending and Recently Concluded Regulatory Proceedings

Proceeding	Amount (in millions)	Filing Date	Approval
2020 North Dakota Electric Rate Case	$19	November 2020	Pending
2020 TCR Electric Rider	82	November 2019	Pending
2020 GUIC Natural Gas Rider	21	November 2019	Received
2021 GUIC Natural Gas Rider	27	October 2020	Pending
2020 RES Electric Rider	107	November 2019	Received
2021 RES Electric Rider	189	November 2020	Pending

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
In February 2021, NSP-Minnesota filed a letter highlighting a change in the calculation of its total deficiency and interim rates included in its November 2020 filing. This adjustment would have reduced the filed deficiency and interim rates by approximately $43 million should the rate case have proceeded, but has no impact on the stay-out alternative petition.
In April 2021, the MPUC issued an order approving NSP-Minnesota’s proposed changes and a requirement to withdraw NSP-Minnesota’s notice of change in rates, as well as establishing a comment period allowing parties to address the changes discussed in the February letter.
2020 North Dakota Electric Rate Case — In November 2020 and revised in March 2021, NSP-Minnesota filed a rate case with the North Dakota Public Service Commission. NSP-Minnesota is requesting an increase in annual retail electric revenues of approximately $19 million. The rate filing is based on a 2021 forecast test year, a requested ROE of 10.2%, an equity ratio of 52.5% and an electric rate base of approximately $677 million. Interim rates, subject to refund, of approximately $16 million were implemented in January 2021 and subsequently revised to $13 million, effective April 1, 2021.
2020 TCR Electric Rider — In November 2019, NSP-Minnesota filed the TCR Rider based on an ROE of 9.06%. An MPUC decision is pending.
2020 GUIC Natural Gas Rider — In April 2021, the MPUC approved the 2020 GUIC Rider, based on an ROE of 9.04%.
2021 GUIC Natural Gas Rider — In October 2020, NSP-Minnesota filed the GUIC Rider based on an ROE of 9.04%. An MPUC decision is pending.
2020 RES Electric Rider — In November 2019, NSP-Minnesota filed the RES Rider. In March 2021, the MPUC voted to approve revenue requirements of $41 million for 2019 and $66 million for 2020. The filing included an ROE of 9.06%. The new rate will be implemented after the Commission Order is issued.
2021 RES Electric Rider — In November 2020, NSP-Minnesota filed the RES Rider. The requested amount includes a true-up for the 2019 and 2020 rider of $96 million and the 2021 requested amount of $93 million. The filing included an ROE of 9.06%. An MPUC decision is pending.
Minnesota Resource Plan — In July 2019, NSP-Minnesota filed its Minnesota resource plan, which runs through 2034. The plan is expected to result in an 80% carbon reduction by 2030 (from 2005) and puts NSP-Minnesota on a path to achieving its vision of being 100% carbon-free by 2050.

In June 2020, NSP-Minnesota filed a supplement to its resource plan. The updated preferred resource plan reflects the following:
•Retirement of all coal generation by 2030 with reduced operations at some units prior to retirement, including early retirement of the A.S. King coal plant (511 MW) in 2028 and the Sherco 3 coal plant (517 MW) in 2030.
•Extending the life of the Monticello nuclear plant from 2030 to 2040.
•Continuing to run the Prairie Island nuclear generating plant through current end of life (2033 and 2034).
•Construction of the Sherco combined cycle natural gas plant.
•The addition of 3,500 MW of solar.
•The addition of 2,250 MW of wind.
•2,600 MW of firm peaking (combustion turbine, pumped hydro, battery storage, demand response, etc.).
•Achieving 780 gigawatt hours in energy efficiency savings annually through 2034.
•Adding 400 MW of incremental demand response by 2023, and a total of 1,500 MW of demand response by 2034.
Initial comments were submitted Feb. 11, 2021 and reply comments are due June 25, 2021. The MPUC is anticipated to make a final decision during 2021.
Minnesota Relief and Recovery — In 2020, the MPUC opened a docket and invited utilities in the state to submit potential projects that would create jobs and help jump start the economy to offset the impacts of COVID-19.
In January 2021, the MPUC approved the repowering of 651 MW of owned wind projects and 20 MW of wind projects under PPAs. These projects are estimated to save customers approximately $160 million over the next 25 years.
NSP-Minnesota’s remaining proposal (revised in April 2021) includes the following:
•Acquire 120 MW repowered wind farm and buy-out of the remaining PPA from ALLETE for $210 million. An MPUC decision was requested by July 29, 2021.
•Add solar facilities of 460 MW at the Sherco site with an incremental investment of $575 million.
•Provide $150 million of incremental electric vehicle rebates.
The MPUC is expected to address the solar facility, ALLETE repower acquisition and the electric vehicle proposal in the second half of 2021.
Minnesota State ROFR Statute Complaint — In September 2017, LSP Transmission filed a complaint in the Minnesota District Court against the Minnesota Attorney General, MPUC and DOC. The complaint was in response to MISO assigning a transmission project to NSP-Minnesota and ITC Midwest, LLC as the incumbent utilities, consistent with a Minnesota state ROFR statute.
The complaint challenged the constitutionality of the statute and is seeking declaratory judgment that the statute violates the Commerce Clause of the U.S. Constitution and should not be enforced. In June 2018, the Minnesota District Court granted Minnesota state agencies and NSP-Minnesota’s motions to dismiss with prejudice. In February 2020, the Eighth Circuit Court of Appeals upheld the Minnesota District Court decision to dismiss. In June 2020, the Eighth Circuit denied LSP Transmission’s petition for rehearing. On March 1, 2021, the Supreme Court denied review and the appeals process has ended.
Nuclear Power Operations
NSP-Minnesota owns two nuclear generating plants: the Monticello plant and the Prairie Island plant. See Note 12 to the consolidated financial statements of Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2020, for further information. The circumstances set forth in Nuclear Power Operations included in Item 7 of Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2020, appropriately represent, in all material respects, the current status of nuclear power operations, and are incorporated by reference.
NSP-Wisconsin
NSP-Wisconsin Solar Proposal — In October 2020, NSP-Wisconsin filed for a 74 MW solar facility build-own-transfer in Wisconsin for approximately $100 million. A PSCW decision is expected in the third quarter of 2021.
PSCo
Pending and Recently Concluded Regulatory Proceedings

Proceeding	Amount (in millions)	Filing Date	Approval
Wildfire Protection Rider	$325	July 2020	Concluded
PSIA Extension	$464	Feb. 2021	Pending
Additional Information:
Wildfire Protection Rider — In 2020, PSCo requested to establish a rider to recover incremental costs associated with system investments to reduce wildfire risk, projected to be approximately $325 million from 2021 to 2025. In February 2021, the Administrative Law Judge issued a recommended decision approving the wildfire mitigation program as it was in the public’s interest, but denied PSCo’s rider request in favor of deferred accounting with ultimate recovery in a future rate case. In April 2021, the CPUC accepted the Administrative Law Judge’s recommended decision.
Forecasted annual revenue requirements from 2021 through 2025:

(Millions of Dollars)	2021	2022	2023	2024	2025
Forecasted annual revenue requirement	$17	$24	$29	$32	$34
PSIA Rider Extension — In February 2021, PSCo requested to extend its PSIA rider for three years (through the end of 2024), which would recover $464 million in project costs. The extension is intended to allow for a wind down of the rider and transition of recovery of the projects included in the rider to base rates in 2025. A CPUC decision is expected in the fourth quarter of 2021.
2019 Phase 1 Electric Rate Case Appeal — In August 2020, PSCo filed an appeal with the Denver District Court seeking a review of CPUC decisions on gain on sales and losses of assets, oil and gas royalty revenues and Board of Director’s equity compensation. A decision is pending.
2019 Natural Gas Rate Case Appeal — In April 2019, PSCo filed an appeal of the CPUC’s ruling regarding PSCo’s natural gas rate case (filed in June 2017 and approved in December 2018). The appeal requested review of the following: denial of a return on the prepaid pension and retiree medical assets; the use of a capital structure not based on the actual historical test year; and use of an average rate base methodology rather than a year-end rate base methodology.

In March 2020, The District Court of Denver County ruled in favor of allowing the prepaid pension assets to be included in rate base; but it upheld the CPUC treatment of the retiree medical assets and capital structure methodology. In February 2021, PSCo filed a motion to implement the District Court’s decision on treatment of the prepaid pension asset for the applicable period of Jan. 1, 2018 through Oct. 31, 2020. A CPUC decision is expected before the end of 2021.
Decoupling Filing — PSCo's 2019 Electric Rate Case included a decoupling program, effective April 1, 2020 through Dec. 31, 2023. The program applies to a subset of Residential and metered small C&I customers who do not pay a demand charge. The program includes a refund and surcharge cap not to exceed 3% of forecasted base rate revenue for a specified period.
In April 2021, PSCo made its annual filing for 2020, with a CPUC decision due in the second quarter of 2021. As of March 31, 2021, PSCo has recognized a refund for Residential customers and a surcharge for C&I customers based on its estimate of final 2020 amounts.
Colorado’s Power Pathway Transmission Expansion — In March 2021, PSCo filed for a Certificate of Public Convenience and Necessity for the Power Pathway transmission project. Xcel Energy proposed a 560-mile, 345 kilovolt double circuit transmission network to enable 5,500 MW of renewable generation in eastern Colorado with an estimated cost of approximately $1.7 billion. PSCo also presented an extension of the Power Pathway project into southeast Colorado, referred to as the May Valley - Longhorn Extension ($0.3 billion). PSCo expects future filings for related network upgrades, voltage support and interconnection facilities, which with the May Valley - Longhorn Extension, could result in an incremental investment of $0.5 - $1 billion. A CPUC decision regarding the Power Pathway project, as well as the May Valley - Longhorn Extension, is expected in late 2021.
PSCo KEPCO Filing — In September 2020, PSCo filed with the CPUC for approval to terminate a solar PPA with KEPCO Solar of Alamosa, Inc. and establish a regulatory asset to recover transaction costs of approximately $41 million. By terminating the PPA, customers would save approximately $38 million over an 11-year period. A CPUC decision is expected in the third quarter of 2021.
Electric Resource Plan — In March 2021, PSCo filed its 2021 Electric Resource Plan with the CPUC. The filing outlines the proposed future retirements/conversions of PSCo’s remaining coal plants and would result in an 80% renewable fuel mix and an 85% carbon emissions reduction target by 2030.
Major components of PSCo's proposed preferred plan include:
•Early retirement of Comanche Generating Station: Unit 3 in 2040 (currently 2070).
•Early retirement of Hayden Generating Station: Unit 1 in 2028 (currently 2030); Unit 2 in 2027 (currently 2036).
•Conversion of Pawnee Generating Station from coal to natural gas in 2028 with retirement in 2041.
•2,300 MW of wind power.
•1,600 MW of large-scale solar power.
•400 MW of energy storage.
•1,300 MW of flexible dispatchable resources (including natural gas).
•1,200 MW of distributed generation solar resources.

The preferred plan proposes to create a regulatory asset to recover costs over their original depreciation lives for the Hayden power plant and the coal handling equipment at Pawnee. It also proposes the use of securitization to finance and recover the remaining book value and decommissioning costs for Comanche Unit 3 upon retirement in 2040.
A CPUC decision on the resource plan is expected by the end of 2021 (Phase I) with the competitive solicitation for resource additions expected in 2022 (Phase II). Incremental generation system costs to meet carbon emission reduction targets are proposed to be recovered through a statutorily-authorized Clean Energy Plan Rider.
PSCo — Comanche Unit 3 — PSCo is part owner and operator of Comanche Unit 3, a 750 MW, coal-fueled electric generating unit. In January 2020, the unit experienced a turbine failure causing the unit to be taken offline for repairs, which were completed in June 2020. During start-up the unit experienced a loss of turbine oil, which damaged the plant. Comanche Unit 3 recommenced operations in January 2021. Replacement and repair of damaged systems in excess of a $2 million deductible are expected to be recovered through insurance policies. PSCo incurred replacement power costs of approximately $16 million during the outage.
In October 2020, the CPUC initiated a non-adjudicatory review of Comanche Unit 3’s performance. A report on performance was issued in March 2021. The CPUC Staff’s report noted higher-than average outages and included some criticisms of PSCo’s operations of Comanche Unit 3 over the last ten years. The report recommended thorough explanation of the future of Comanche Unit 3 operations in the next resource plan, performance standards for all company-owned generation, and a review of outage and repair costs in the upcoming proceedings.
In February 2021, the joint owners of Comanche Unit 3 (Intermountain Rural Electric Association and Holy Cross Electric) served PSCo with a Notice of Claim related to Comanche Unit 3's operation and availability. Discussions are proceeding pursuant to a contractual dispute resolution process and the amount of any alleged damages depends on multiple factors and is currently unknown.
SPS
Pending and Recently Concluded Regulatory Proceedings

Proceeding	Amount (in millions)	Filing Date	Approval
2021 New Mexico Electric Rate Case	$88	January 2021	Pending
2021 Texas Electric Rate Case	$143	February 2021	Pending
Additional Information:
2021 New Mexico Electric Rate Case — In January 2021, SPS filed an electric rate case with the NMPRC seeking an increase in base rates of approximately $88 million. SPS' net rate increase to New Mexico customers is expected to be approximately $48 million, or 10%, as a result of offsetting fuel cost reductions and PTCs from the Sagamore wind project. PTCs are being credited to customers through the fuel clause.
The request is based on a historic test year ended Sept. 30, 2020, including expected capital additions through Feb. 28, 2021, a ROE of 10.35%, an equity ratio of 54.72% and retail rate base of approximately $1.9 billion.
The request includes the effect of approximately 400 MW of reduced peak load in 2021 from a wholesale transmission customer and changes to depreciation lives of SPS’ Tolk coal-fired power plant (from 2037 to 2032) and the coal handling assets at the Harrington facility (to 2024).

The procedural schedule is expected to be as follows:
•Staff and intervenor testimony — May 17, 2021.
•Rebuttal testimony — June 9, 2021.
•Deadline to file stipulation — June 23, 2021.
•Public hearing or hearing on stipulation — July 26 - Aug. 6, 2021.
•End of nine month suspension — Nov. 3, 2021.
A NMPRC decision and implementation of final rates is anticipated in the fourth quarter of 2021.
2021 Texas Electric Rate Case — In February 2021, SPS filed an electric rate case with the PUCT and its municipalities with original rate jurisdiction seeking an increase in base rates of approximately $143 million. SPS' net rate increase to Texas customers is expected to be approximately $74 million, or 9.2%, as a result of offsetting $69 million in fuel cost reductions and PTCs from the Sagamore wind project.
The request is based on an ROE of 10.35%, an equity ratio of 54.60% (based on actual capital structure), a Texas retail rate base of approximately $3.3 billion and a historic test year based on the 12-month period ended Dec. 31, 2020.
The request includes the effect of losing approximately 400 MW from a wholesale transmission customer and changes to depreciation lives of SPS’ Tolk power plant (from 2037 to 2032) and the coal handling assets of the Harrington facility (to 2024).
The procedural schedule is expected to be as follows:
•Intervenor testimony — Aug. 13, 2021.
•Staff testimony — Aug. 20, 2021.
•Rebuttal testimony — Sept. 15, 2021.
•Public hearing — Oct. 18 - Oct. 28, 2021.
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
New Mexico FPPCAC Continuation — In December 2020, the Hearing Examiner recommended the NMPRC approve SPS’ request for the continued use of the FPPCAC and the reconciliation of its fuel costs for the reporting period (September 2015 through June 2019). Additionally, the Hearing Examiner recommended the NMPRC deny the proposed Annual Deferred Fuel Balance True-Up. The proposed true-up is designed to maintain the Deferred Fuel and Purchased Power balance within a bandwidth of plus or minus 5% of annual New Mexico fuel and purchased power costs. In February 2021, the NMPRC approved the Hearing Examiner’s recommended decision without modification.

Environmental
Environmental Regulation
In July 2019, the EPA adopted the Affordable Clean Energy rule, which requires states to develop plans by 2022 for greenhouse gas reductions from coal-fired power plants. In January 2021, the U.S. Court of Appeals for the D.C. Circuit issued a decision vacating and remanding the Affordable Clean Energy rule. That decision, if not successfully appealed or reconsidered, would allow the EPA to proceed with alternate regulation of coal-fired power plants. If the new rules require additional investment, Xcel Energy believes, based on prior state commission practices, that the cost of these initiatives or replacement generation would be recoverable through rates.

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

Fair value of net commodity trading contracts as of March 31, 2021:

	Futures / Forwards Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
NSP-Minnesota (a)	$(2)	$—	$2	$2	$2
NSP- Minnesota (b)	(4)	3	(9)	(2)	(12)
PSCo (a)	1	1	—	—	2
PSCo (b)	(33)	(46)	(8)	—	(87)
	$(38)	$(42)	$(15)	$—	$(95)

	Options Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
NSP-Minnesota (b)	$—	$—	$—	$2	$2
PSCo (b)	21	22	—	—	43
	$21	$22	$—	$2	$45
(a) Prices actively quoted or based on actively quoted prices.
(b) Prices based on models and other valuation methods.
Changes in the fair value of commodity trading contracts before the impacts of margin-sharing for the three months ended March 31:

(Millions of Dollars)	2021	2020
Fair value of commodity trading net contracts outstanding at Jan. 1	$(54)	$(59)
Contracts realized or settled during the period	(33)	—
Commodity trading contract additions and changes during the period	37	1
Fair value of commodity trading net contracts outstanding at March 31	$(50)	$(58)
At March 31, 2021, a 10% increase in market prices for commodity trading contracts through the forward curve would increase pre-tax income from continuing operations by approximately $14 million, whereas a 10% decrease would decrease pre-tax income from continuing operations by approximately $13 million. At March 31, 2020, a 10% increase in market prices for commodity trading contracts would increase pre-tax income from continuing operations by approximately $9 million, whereas a 10% decrease would decrease pre-tax income from continuing operations by approximately $9 million. Market price movements can exceed 10% under abnormal circumstances.
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
The VaRs for the NSP-Minnesota and PSCo commodity trading operations, excluding both non-derivative transactions and derivative transactions designated as normal purchase, normal sales, calculated on a consolidated basis using a Monte Carlo simulation with a 95% confidence level and a one-day holding period, were as follows:

(Millions of Dollars)	Three Months Ended March 31	VaR Limit	Average	High	Low
2021	$0.5	$3.0	$2.9	$52.3	$0.5
2020	0.8	3.0	0.5	1.0	0.3
A short-term increase in VaR occurred during the week of Feb. 12, 2021 through Feb. 18, 2021. On Feb. 17, 2021, the portfolio VaR reached a high of $52 million. This increase in VaR was driven by the unprecedented market conditions during Winter Storm Uri. Prior to this widespread weather event, VaR was $1 million and returned to $1 million by Feb. 19, 2021.
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
At March 31, 2021 and 2020, a 100-basis-point change in the benchmark rate on Xcel Energy’s variable rate debt would impact pre-tax interest expense annually by approximately $15 million and $21 million, respectively.
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
At March 31, 2021, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $34 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $12 million. At March 31, 2020, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $21 million, while a decrease in prices of 10% would have resulted in an immaterial decrease in credit exposure.
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
Commodity Derivatives — Xcel Energy monitors the creditworthiness of the counterparties to its commodity derivative contracts and assesses each counterparty’s ability to perform on the transactions. The impact of discounting commodity derivative assets for counterparty credit risk was not material to the fair value of commodity derivative assets at March 31, 2021.
Adjustments to fair value for credit risk of commodity trading instruments are recorded in electric revenues. Credit risk adjustments for other commodity derivative instruments are deferred as other comprehensive income or deferred as regulatory assets and liabilities. Classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms. The impact of discounting commodity derivative liabilities for credit risk was immaterial at March 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Operating Cash Flows

(Millions of Dollars)	Three Months Ended March 31
Cash provided by operating activities — 2020	$669

Components of change — 2021 vs. 2020
Higher net income	67
Non-cash transactions (a)	(19)
Changes in working capital (b)	238
Changes in net regulatory and other assets and liabilities	(1,091)
Cash used in operating activities — 2021	$(136)
(a)Non-cash transactions applicable to net income (e.g., depreciation and amortization, nuclear fuel amortization, changes in deferred income taxes, allowance for equity funds used during construction, etc.).
(b)Working capital includes accounts receivable, accrued unbilled revenues, inventories, accounts payable, other current assets and other current liabilities.
Net cash provided by operating activities decreased $805 million for the three months ended March 31, 2021 compared with the prior year. Decrease was primarily due to the deferral of net natural gas, fuel and purchased energy costs related to Winter Storm Uri.
Investing Cash Flows

(Millions of Dollars)	Three Months Ended March 31
Cash used in investing activities — 2020	$(1,606)

Components of change — 2021 vs. 2020
Decreased capital expenditures	583
Other investing activities	(12)
Cash used in investing activities — 2021	$(1,035)
Net cash used in investing activities decreased $571 million for the three months ended March 31, 2021 compared with the prior year. Decreased levels of capital expenditures was due to the purchase of MEC in January 2020, which was subsequently sold in July 2020.
Financing Cash Flows

(Millions of Dollars)	Three Months Ended March 31
Cash used in financing activities — 2020	$933

Components of change — 2021 vs. 2020
Higher debt issuances	1,544
Higher repayments of long-term debt	(400)
Higher dividends paid to shareholders	(19)
Other financing activities	23
Cash provided by financing activities — 2021	$2,081
Net cash provided by financing activities increased $1,148 million for the three months ended March 31, 2021 compared with the prior year. Increase was primarily attributable to proceeds from issuances of short-term and long-term debt, partially offset by higher repayments of long-term debt.
See Note 4 to the consolidated financial statements for further information.
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
•In January 2021, contributions of $125 million were made across four of Xcel Energy’s pension plans.
•In 2020, contributions of $150 million were made across four of Xcel Energy’s pension plans.
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
As of April 26, 2021, Xcel Energy Inc. and its utility subsidiaries had the following committed credit facilities available to meet liquidity needs:

(Millions of Dollars)	Credit Facility (a)	Drawn (b)	Available	Cash	Liquidity
Xcel Energy Inc.	$1,250	$200	$1,050	$3	$1,053
PSCo	700	8	692	144	836
NSP-Minnesota	500	10	490	518	1,008
SPS	500	2	498	43	541
NSP-Wisconsin	150	—	150	2	152
Total	$3,100	$220	$2,880	$710	$3,590
(a)Credit facilities expire in June 2024.
(b)Includes outstanding commercial paper and letters of credit.
Bilateral Credit Agreement
In April 2021, the uncommitted bilateral credit agreement was renewed for an additional one-year term. The credit agreement is limited in use to support letters of credit.
As of March 31, 2021, NSP-Minnesota’s outstanding letters of credit under the Bilateral Credit Agreement were as follows:

(Millions of Dollars)	Limit	Amount Outstanding	Available
NSP-Minnesota	$75	$49	$26
Short-Term Debt — Xcel Energy Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS each have individual commercial paper programs. The authorized levels for these commercial paper programs are:
•$1.25 billion for Xcel Energy Inc.
•$700 million for PSCo.
•$500 million for NSP-Minnesota.
•$500 million for SPS.
•$150 million for NSP-Wisconsin.
In addition, in February 2021, Xcel Energy Inc. entered into a $1.2 billion 364-Day Term Loan Agreement that matures Feb. 17, 2022. Xcel Energy has an option to extend through Feb. 16, 2023.

Short-term debt outstanding for Xcel Energy was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2021	Year Ended Dec. 31, 2020
Borrowing limit	$4,300	$3,100
Amount outstanding at period end	1,477	584
Average amount outstanding	1,129	1,126
Maximum amount outstanding	2,054	2,080
Weighted average interest rate, computed on a daily basis	0.53%	1.45%
Weighted average interest rate at period end	0.73	0.23
Money Pool — Xcel Energy received FERC approval to establish a utility money pool arrangement with the utility subsidiaries, subject to receipt of required state regulatory approvals. The utility money pool allows for short-term investments in and borrowings between the utility subsidiaries. Xcel Energy Inc. may make investments in the utility subsidiaries at market-based interest rates; however, the money pool arrangement does not allow the utility subsidiaries to make investments in Xcel Energy Inc. The money pool balances are eliminated in consolidation. NSP-Minnesota, NSP-Wisconsin, PSCo and SPS participate in the money pool pursuant to approval from their respective state regulatory commissions.
2021 Planned Financing Activity — During 2021, Xcel Energy plans to issue approximately $75 to $80 million of equity through the DRIP and benefit programs. In addition, Xcel Energy Inc. and its utility subsidiaries issued or anticipate issuing the following:

Issuer	Security	Amount		Status	Tenor	Coupon
PSCo	First Mortgage Bonds	$750	million	Completed	10 Year	1.875%
SPS	First Mortgage Bonds	250	million	Completed	29 Year	3.15
NSP-Minnesota	First Mortgage Bonds	425	million	Completed	10 Year	2.25
NSP-Minnesota	First Mortgage Bonds	425	million	Completed	31 Year	3.20
NSP-Wisconsin	First Mortgage Bonds	125	million	Planned - Q2	N/A	N/A
Off-Balance-Sheet Arrangements
Xcel Energy does not have any off-balance-sheet arrangements, other than those currently disclosed, that have or are reasonably likely to have a current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Earnings Guidance and Long-Term EPS and Dividend Growth Rate Objectives
Xcel Energy 2021 Earnings Guidance — Xcel Energy’s 2021 GAAP and ongoing earnings guidance is a range of $2.90 to $3.00 per share.(a)
Key assumptions as compared with 2020 levels unless noted:
•Constructive outcomes in all rate case and regulatory proceedings.
•Modest impacts from COVID-19.
•Normal weather patterns for the remainder of the year.
•Weather-normalized retail electric sales are projected to increase ~1%.
•Weather-normalized retail firm natural gas sales are projected to be relatively flat.
•Capital rider revenue is projected to increase $100 million to $110 million (net of PTCs). PTCs are credited to customers, through capital riders, fuel clause or base rates and results in a reduction to electric margin.
•O&M expenses are projected to be relatively flat.
•Depreciation expense is projected to increase approximately $155 million to $165 million. The change in depreciation expense is largely earnings neutral and primarily reflects the timing of deferrals and revenue recognition in the Texas rate case.
•Property taxes are projected to increase approximately $40 million to $50 million.
•Interest expense (net of AFUDC - debt) is projected to increase $20 million to $30 million.
•AFUDC - equity is projected to decline approximately $40 million to $50 million.
•ETR is projected to be (7%) to (8%). The ETR reflects benefits of PTCs which are credited to customers through electric margin and will not have a material impact on net income.
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
Long-Term EPS and Dividend Growth Rate Objectives — Xcel Energy expects to deliver an attractive total return to our shareholders through a combination of earnings growth and dividend yield, based on the following long-term objectives:
•Deliver long-term annual EPS growth of 5% to 7% based off of a 2020 base of $2.78 per share, which represents the mid-point of the original 2020 guidance range of $2.73 to $2.83 per share.
•Deliver annual dividend increases of 5% to 7%.
•Target a dividend payout ratio of 60% to 70%.
•Maintain senior secured debt credit ratings in the A range.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the market risk disclosure included in our Annual Report on Form 10-K for the year ended Dec. 31, 2020 under “Derivatives, Risk Management and Market Risk.”

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
As of March 31, 2021, based on an evaluation carried out under the supervision and with the participation of Xcel Energy’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that Xcel Energy’s disclosure controls and procedures were effective.
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
In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss. For current proceedings not specifically reported herein, management does not anticipate that the ultimate liabilities, if any, would have a material effect on Xcel Energy’s consolidated financial statements. Unless otherwise required by GAAP, legal fees are expensed as incurred.
See Note 10 to the consolidated financial statements and Part I Item 2 for further information.

ITEM 1A — RISK FACTORS
Xcel Energy’s risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2020, which is incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the Form 10-K.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about our purchases of equity securities that are registered by Xcel Energy Inc. pursuant to Section 12 of the Exchange Act for the quarter ended March 31, 2021:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
Jan. 1, 2021 - Jan. 31, 2021	—	$—	—	—
Feb. 1, 2021 - Feb. 28, 2021	—	—	—	—
March 1, 2021 - March 31, 2021 (a)	4,399	58.59	—	—
	4,399		—	—
(a) Xcel Energy Inc. or one of its agents periodically purchases common shares in open-market transactions in order to satisfy obligations under the Stock Equivalent Plan for Non-Employee Directors.

ITEM 6 — EXHIBITS
* Indicates incorporation by reference

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation of Xcel Energy Inc., dated May 17, 2012	Xcel Energy Inc. Form 8-K dated May 16, 2012	3.01
3.02*	Bylaws of Xcel Energy Inc. as Amended on April 3, 2020	Xcel Energy Inc Form 8-K dated April 3, 2020	3.01
4.01	Supplemental Trust Indenture dated as of March 1, 2021 between Northern States Power Company and The Bank of New York Mellon Trust Company, N.A., as successor Trustee, creating $425,000,000 aggregate principal amount of 2.25% First Mortgage Bonds, Series due April 1, 2031 and $425,000,000 aggregate principal amount of 3.20% First Mortgage Bonds, Series due April 1, 2052.	NSP-Minnesota 8-K dated March 30, 2021	4.01
4.02	Supplemental Indenture dated as of February 1, 2021, between Public Service Company of Colorado and U.S. Bank National Association, as successor Trustee, creating $750 million principal amount of 1.875% First Mortgage Bonds, Series No. 37 due 2031.	PSCo Form 8-K dated March 1, 2021	4.01
10.01	364-Day Term Loan Agreement dated as of February 18, 2021 among Xcel Energy Inc., as Borrower, the several lenders from time to time parties thereto, and U.S. Bank National Association, as Administrative Agent.	Xcel Energy Inc. Form 8-K dated February 18, 2021	10.01
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XCEL ENERGY INC.

April 29, 2021	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)