Form 10-Q
period 2021-06-30
XCEL ENERGY INC
filed 2021-07-29
CIK 72903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-3034

Xcel Energy Inc.
(Exact name of registrant as specified in its charter)

Minnesota				41-0448030
(State or other jurisdiction of incorporation or organization)			(Commission File Number)	(I.R.S. Employer Identification No.)

414 Nicollet Mall	Minneapolis	Minnesota		55401
(Address of principal executive offices)				(Zip Code)

(612)	330-5500
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 22, 2021
Common Stock, $2.50 par value	538,436,651 shares

This Form 10-Q is filed by Xcel Energy Inc. Additional information is available on various filings with the Securities and Exchange Commission.

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
e prime	e prime inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
WGI	West Gas Interstate
WYCO	WYCO Development, LLC
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
CPUC	Colorado Public Utilities Commission
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
DOC	Department of Commerce
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
MPUC	Minnesota Public Utilities Commission
NDPSC	North Dakota Public Service Commission
NMPRC	New Mexico Public Regulation Commission
NRC	Nuclear Regulatory Commission
OAG	Minnesota Office of Attorney General
PSCW	Public Service Commission of Wisconsin
PUCT	Public Utility Commission of Texas
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
DSM	Demand side management
FCA	Fuel clause adjustment
GUIC	Gas utility infrastructure cost rider
PSIA	Pipeline System Integrity Adjustment
RES	Renewable energy standard
TCR	Transmission cost recovery adjustment

Other
AFUDC	Allowance for funds used during construction
ALJ	Administrative Law Judge
ASC	FASB Accounting Standards Codification
C&I	Commercial and Industrial
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by EPA regulating the management, storage and disposal of CCRs as a nonhazardous waste
CDD	Cooling degree-days
CEO	Chief executive officer
CFO	Chief financial officer
COVID-19	Novel coronavirus
DRIP	Dividend Reinvestment and Stock Purchase Program
EIP	Energy Impact Partners
EPS	Earnings per share
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
FTR	Financial transmission right
GAAP	United States generally accepted accounting principles
GE	General Electric Company
HDD	Heating degree-days
IPP	Independent power producing entity
IRP	Integrated Resource Plan
ISO	Independent System Operator
LLC	Limited liability company
LP&L	Lubbock Power and Light
MDL	Multi district litigation
MEC	Mankato Energy Center
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
NAV	Net asset value
NOL	Net operating loss
NOPR	Notice of Proposed Rulemaking
O&M	Operating and maintenance
OATT	Open Access Transmission Tariff
PFAS	Per- and PolyFluoroAlkyl Substances

PPA	Power purchase agreement
PTC	Production tax credit
ROE	Return on equity
RTO	Regional Transmission Organization
SMMPA	Southern Minnesota Municipal Power Agency
SPP	Southwest Power Pool, Inc.
THI	Temperature-humidity index
TOs	Transmission owners
VaR	Value at Risk
VIE	Variable interest entity

Measurements
MW	Megawatts

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to 2021 EPS guidance, long-term EPS and dividend growth rate objectives, future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, and expected impacts on our results of operations, financial condition and cash flows or resettlement calculations and credit losses relating to certain energy transactions, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q and in other filings with the SEC (including Xcel Energy’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2020, and subsequent filings), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: uncertainty around the impacts and duration of the COVID-19 pandemic; operational safety, including our nuclear generation facilities; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee work force and third-party contractor factors; ability to recover costs; changes in regulation and subsidiaries’ ability to recover costs from customers; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of Xcel Energy Inc. and its subsidiaries to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; our subsidiaries’ ability to make dividend payments; tax laws; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; and costs of potential regulatory penalties.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Operating revenues
Electric	$2,597	$2,286	$5,467	$4,489
Natural gas	449	280	1,096	863
Other	22	20	46	45
Total operating revenues	3,068	2,586	6,609	5,397

Operating expenses
Electric fuel and purchased power	1,047	833	2,433	1,630
Cost of natural gas sold and transported	218	86	517	371
Cost of sales — other	9	8	17	17
Operating and maintenance expenses	600	550	1,184	1,129
Conservation and demand side management expenses	71	68	144	142
Depreciation and amortization	528	473	1,049	936
Taxes (other than income taxes)	157	146	320	295
Total operating expenses	2,630	2,164	5,664	4,520

Operating income	438	422	945	877

Other income (expense), net	3	5	8	(7)
Earnings from equity method investments	20	6	34	17
Allowance for funds used during construction — equity	18	37	32	61

Interest charges and financing costs
Interest charges — includes other financing costs of $7, $7, $14 and $14, respectively	212	208	417	407
Allowance for funds used during construction — debt	(6)	(12)	(11)	(22)
Total interest charges and financing costs	206	196	406	385

Income before income taxes	273	274	613	563
Income tax benefit	(38)	(13)	(60)	(19)
Net income	$311	$287	$673	$582

Weighted average common shares outstanding:
Basic	539	527	539	526
Diluted	539	527	539	527

Earnings per average common share:
Basic	$0.58	$0.54	$1.25	$1.10
Diluted	0.58	0.54	1.25	1.10

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Net income	$311	$287	$673	$582
Other comprehensive income (loss)
Pension and retiree medical benefits:
Reclassifications of loss to net income, net of tax of $—, $1, $1 and $1, respectively	1	2	1	3
Derivative instruments:
Net fair value increase (decrease), net of tax of $—, $—, $— and $(3), respectively	—	—	—	(10)
Reclassification of losses to net income, net of tax of $—, $1, $1 and $1, respectively	2	1	5	3

Total other comprehensive income (loss)	3	3	6	(4)
Total comprehensive income	$314	$290	$679	$578

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Six Months Ended June 30
	2021	2020
Operating activities
Net income	$673	$582
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,043	942
Nuclear fuel amortization	56	65
Deferred income taxes	(67)	—
Allowance for equity funds used during construction	(32)	(61)
Earnings from equity method investments	(34)	(17)
Dividends from equity method investments	21	21
Provision for bad debts	27	26
Share-based compensation expense	21	41
Changes in operating assets and liabilities:
Accounts receivable	(63)	19
Accrued unbilled revenues	14	97
Inventories	7	15
Other current assets	24	7
Accounts payable	(15)	(160)
Net regulatory assets and liabilities	(794)	12
Other current liabilities	(265)	(241)
Pension and other employee benefit obligations	(128)	(146)
Other, net	1	(54)
Net cash provided by operating activities	489	1,148

Investing activities
Capital/construction expenditures	(1,967)	(2,569)
Purchase of investment securities	(628)	(1,160)
Proceeds from the sale of investment securities	410	1,150
Other, net	(17)	(1)
Net cash used in investing activities	(2,202)	(2,580)

Financing activities
Proceeds from short-term borrowings, net	1,161	815
Proceeds from issuances of long-term debt	1,821	2,447
Repayments of long-term debt, including reacquisition premiums	(399)	—
Dividends paid	(460)	(421)
Other, net	(1)	(23)
Net cash provided by financing activities	2,122	2,818

Net change in cash, cash equivalents and restricted cash	409	1,386
Cash, cash equivalents and restricted cash at beginning of period	129	248
Cash, cash equivalents and restricted cash at end of period (a)	$538	$1,634

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(390)	$(364)
Cash paid for income taxes, net	(5)	(10)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$509	$436
Inventory transfers to property, plant and equipment	43	194
Operating lease right-of-use assets	1	8
Allowance for equity funds used during construction	32	61
Issuance of common stock for equity awards	35	35

(a) As of June 30, 2020, $9 million of cash was recorded in Prepayments and other current assets related to MEC.

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	June 30, 2021	Dec. 31, 2020
Assets
Current assets
Cash and cash equivalents	$538	$129
Accounts receivable, net	948	916
Accrued unbilled revenues	699	714
Inventories	500	535
Regulatory assets	1,041	640
Derivative instruments	148	49
Prepaid taxes	52	42
Prepayments and other	221	250
Total current assets	4,147	3,275

Property, plant and equipment, net	44,141	42,950

Other assets
Nuclear decommissioning fund and other investments	3,389	3,096
Regulatory assets	3,225	2,737
Derivative instruments	92	30
Operating lease right-of-use assets	1,390	1,490
Other	395	379
Total other assets	8,491	7,732
Total assets	$56,779	$53,957

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$21	$421
Short-term debt	1,745	584
Accounts payable	1,273	1,237
Regulatory liabilities	336	311
Taxes accrued	428	578
Accrued interest	207	203
Dividends payable	246	231
Derivative instruments	65	53
Operating lease liabilities	220	214
Other	409	407
Total current liabilities	4,950	4,239

Deferred credits and other liabilities
Deferred income taxes	4,807	4,746
Regulatory liabilities	5,387	5,302
Asset retirement obligations	3,059	2,884
Derivative instruments	147	131
Customer advances	196	197
Pension and employee benefit obligations	521	666
Operating lease liabilities	1,236	1,344
Other	208	228
Total deferred credits and other liabilities	15,561	15,498

Commitments and contingencies
Capitalization
Long-term debt	21,476	19,645
Common stock — 1,000,000,000 shares authorized of $2.50 par value; 538,305,927 and 537,438,394 shares outstanding at June 30, 2021 and Dec. 31, 2020, respectively	1,346	1,344
Additional paid in capital	7,435	7,404
Retained earnings	6,146	5,968
Accumulated other comprehensive loss	(135)	(141)
Total common stockholders’ equity	14,792	14,575
Total liabilities and equity	$56,779	$53,957

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)
(amounts in millions, except per share data; shares in actual amounts)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholders' Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended June 30, 2021 and 2020
Balance at March 31, 2020	525,033,594	$1,313	$6,659	$5,478	$(148)	$13,302
Net income				287		287
Other comprehensive income					3	3
Dividends declared on common stock ($0.43 per share)				(226)		(226)
Issuances of common stock	171,384	—	11			11
Share-based compensation			9	(1)		8
Balance at June 30, 2020	525,204,978	$1,313	$6,679	$5,538	$(145)	$13,385

Balance at March 31, 2021	538,076,662	$1,345	$7,411	$6,082	$(138)	$14,700
Net income				311		311
Other comprehensive income					3	3
Dividends declared on common stock ($0.4575 per share)				(246)		(246)
Issuances of common stock	229,265	1	14			15
Share-based compensation			10	(1)		9
Balance at June 30, 2021	538,305,927	$1,346	$7,435	$6,146	$(135)	$14,792

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholders' Equity
	Shares	Par Value	Additional Paid In Capital
Six Months Ended June 30, 2021 and 2020
Balance at Dec. 31, 2019	524,539,000	$1,311	$6,656	$5,413	$(141)	$13,239
Net income				582		582
Other comprehensive loss					(4)	(4)
Dividends declared on common stock ($0.86 per share)				(453)		(453)
Issuances of common stock	665,978	2	21			23
Share-based compensation			2	(2)		—
Adoption of ASC Topic 326				(2)		(2)
Balance at June 30, 2020	525,204,978	$1,313	$6,679	$5,538	$(145)	$13,385

Balance at Dec. 31, 2020	537,438,394	$1,344	$7,404	$5,968	$(141)	$14,575
Net income				673		673
Other comprehensive income					6	6
Dividends declared on common stock ($0.915 per share)				(492)		(492)
Issuances of common stock	867,533	2	28			30
Share-based compensation			3	(3)		—
Balance at June 30, 2021	538,305,927	$1,346	$7,435	$6,146	$(135)	$14,792

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of Xcel Energy Inc. and its subsidiaries as of June 30, 2021 and Dec. 31, 2020; the results of Xcel Energy’s operations, including the components of net income, comprehensive income, and changes in stockholders’ equity for the three and six months ended June 30, 2021 and 2020, and its cash flows for the six months ended June 30, 2021 and 2020.
All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after June 30, 2021, up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2020 balance sheet information has been derived from the audited 2020 consolidated financial statements included in the Xcel Energy Inc. Annual Report on Form 10-K for the year ended Dec. 31, 2020.
Notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto included in the Xcel Energy Inc. Annual Report on Form 10-K for the year ended Dec. 31, 2020, filed with the SEC on Feb. 17, 2021.
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

3. Selected Balance Sheet Data

(Millions of Dollars)	June 30, 2021	Dec. 31, 2020
Accounts receivable, net
Accounts receivable	$1,039	$995
Less allowance for bad debts	(91)	(79)
Accounts receivable, net	$948	$916

(Millions of Dollars)	June 30, 2021	Dec. 31, 2020
Inventories
Materials and supplies	$281	$275
Fuel	166	176
Natural gas	53	84
Total inventories	$500	$535

(Millions of Dollars)	June 30, 2021	Dec. 31, 2020
Property, plant and equipment, net
Electric plant	$48,861	$47,104
Natural gas plant	7,315	7,135
Common and other property	2,524	2,503
Plant to be retired (a)	630	677
Construction work in progress	1,851	1,877
Total property, plant and equipment	61,181	59,296
Less accumulated depreciation	(17,382)	(16,657)
Nuclear fuel	3,057	2,970
Less accumulated amortization	(2,715)	(2,659)
Property, plant and equipment, net	$44,141	$42,950
(a)Includes regulator-approved retirements of Comanche Units 1 and 2 and jointly owned Craig Unit 1 for PSCo and Sherco Units 1 and 2 for NSP-Minnesota. Also includes SPS’ expected retirement of Tolk and conversion of Harrington to natural gas, and PSCo’s planned retirement of jointly owned Craig Unit 2.

4. Borrowings and Other Financing Instruments
Short-Term Borrowings
Short-Term Debt — Xcel Energy Inc. and its utility subsidiaries meet their short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under their credit facilities and term loan agreements.
Commercial paper and term loan borrowings outstanding for Xcel Energy:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2021	Year Ended Dec. 31, 2020
Borrowing limit	$4,300	$3,100
Amount outstanding at period end	1,745	584
Average amount outstanding	1,521	1,126
Maximum amount outstanding	1,745	2,080
Weighted average interest rate, computed on a daily basis	0.66%	1.45%
Weighted average interest rate at period end	0.58	0.23
Letters of Credit — Xcel Energy Inc. and its subsidiaries use letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. At both June 30, 2021 and Dec. 31, 2020, there were $20 million of letters of credit outstanding under the credit facilities. Amounts approximate their fair value and are subject to fees.

Revolving Credit Facilities — In order to issue commercial paper, Xcel Energy Inc. and its utility subsidiaries must have revolving credit facilities at least equal to the amount of commercial paper borrowing limits and cannot issue commercial paper exceeding available credit facility capacity. The lines of credit provide short-term financing in the form of notes payable to banks, letters of credit and back-up support for commercial paper borrowings.
As of June 30, 2021, Xcel Energy Inc. and its utility subsidiaries had the following committed revolving credit facilities available:

(Millions of Dollars)	Credit Facility (a)	Drawn (b)	Available
Xcel Energy Inc.	$1,250	$545	$705
PSCo	700	8	692
NSP-Minnesota	500	9	491
SPS	500	2	498
NSP-Wisconsin	150	—	150
Total	$3,100	$564	$2,536
(a)Expires in June 2024.
(b)Includes outstanding commercial paper and letters of credit.
Xcel Energy Inc., NSP-Minnesota, PSCo, and SPS each have the right to request an extension of the credit facility termination date for two additional one-year periods. NSP-Wisconsin has the right to request an extension of the credit facility termination date for an additional one-year period. All extension requests are subject to majority bank group approval.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available credit facilities capacity. Xcel Energy Inc. and its utility subsidiaries had no direct advances on the credit facilities outstanding as of June 30, 2021 and Dec. 31, 2020.
Term Loan Agreements — In February 2021, Xcel Energy Inc. entered into a $1.2 billion 364-Day Term Loan Agreement that matures Feb. 17, 2022. Xcel Energy has an option to extend through Feb. 16, 2023. The term loan includes one financial covenant, requiring Xcel Energy’s consolidated funded debt to total capitalization ratio to be less than or equal to 65%.
As of June 30, 2021, Xcel Energy Inc.’s term loan borrowings were as follows:

(Millions of Dollars)	Limit	Amount Used	Available
Xcel Energy Inc.	$1,200	$1,200	$—
Bilateral Credit Agreement
In April 2021, the uncommitted bilateral credit agreement was renewed for an additional one-year term. The credit agreement is limited in use to support letters of credit.
As of June 30, 2021, NSP-Minnesota’s outstanding letters of credit under the bilateral credit agreement were as follows:

(Millions of Dollars)	Limit	Amount Outstanding	Available
NSP-Minnesota	$75	$75	$—

Long-Term Borrowings and Other Financing Instruments
During the six months ended June 30, 2021, Xcel Energy Inc. and its utility subsidiaries issued the following:
•PSCo issued $750 million of 1.875% first mortgage bonds due June 15, 2031.
•SPS issued $250 million of 3.15% first mortgage bonds due 2050.
•NSP-Minnesota issued $425 million of 2.25% first mortgage bonds due April 1, 2031 and $425 million of 3.20% first mortgage bonds due April 1, 2052.
Other Equity — Xcel Energy Inc. issued $28 million and $20 million of equity through the DRIP during the six months ended June 30, 2021 and 2020, respectively. The program allows shareholders to reinvest their dividends in Xcel Energy Inc. common stock through a non-cash transaction.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. Xcel Energy’s operating revenues consisted of the following:

	Three Months Ended June 30, 2021
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$756	$257	$11	$1,024
C&I	1,282	126	6	1,414
Other	32	—	2	34
Total retail	2,070	383	19	2,472
Wholesale	234	—	—	234
Transmission	148	—	—	148
Other	20	42	—	62
Total revenue from contracts with customers	2,472	425	19	2,916
Alternative revenue and other	125	24	3	152
Total revenues	$2,597	$449	$22	$3,068

	Three Months Ended June 30, 2020
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$718	$167	$10	$895
C&I	1,075	73	6	1,154
Other	31	—	1	32
Total retail	1,824	240	17	2,081
Wholesale	160	—	—	160
Transmission	153	—	—	153
Other	21	26	—	47
Total revenue from contracts with customers	2,158	266	17	2,441
Alternative revenue and other	128	14	3	145
Total revenues	$2,286	$280	$20	$2,586

	Six Months Ended June 30, 2021
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,489	$642	$21	$2,152
C&I	2,315	312	15	2,642
Other	62	—	3	65
Total retail	3,866	954	39	4,859
Wholesale	977	—	—	977
Transmission	294	—	—	294
Other	34	61	—	95
Total revenue from contracts with customers	5,171	1,015	39	6,225
Alternative revenue and other	296	81	7	384
Total revenues	$5,467	$1,096	$46	$6,609

	Six Months Ended June 30, 2020
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,394	$522	$21	$1,937
C&I	2,141	253	15	2,409
Other	60	—	2	62
Total retail	3,595	775	38	4,408
Wholesale	326	—	—	326
Transmission	285	—	—	285
Other	38	58	—	96
Total revenue from contracts with customers	4,244	833	38	5,115
Alternative revenue and other	245	30	7	282
Total revenues	$4,489	$863	$45	$5,397

6. Income Taxes
Note 7 to the consolidated financial statements included in Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2020 represents, in all material respects, the current status of other income tax matters except to the extent noted below, and are incorporated by reference.
Difference between the statutory rate and ETR:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%	21.0%
State tax (net of federal tax effect)	4.9	5.1	4.9	5.0
Decreases:
Wind PTCs	(33.1)	(21.1)	(28.4)	(19.1)
Plant regulatory differences (a)	(6.6)	(7.1)	(6.3)	(7.8)
Other (net)	(0.1)	(2.6)	(1.0)	(2.5)
Effective income tax rate	(13.9)%	(4.7)%	(9.8)%	(3.4)%
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
Additionally, the statute of limitations related to a federal tax loss carryback claim filed in 2020 has been extended. Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of this issue; however, the outcome and timing of a resolution is unknown.
State Audits — Xcel Energy files consolidated state tax returns based on income in its major operating jurisdictions and various other state income-based tax returns.
As of June 30, 2021, Xcel Energy’s earliest open tax years (subject to examination by state taxing authorities in its major operating jurisdictions) were as follows:

State	Year
Colorado	2009
Minnesota	2013
Texas	2012
Wisconsin	2016
•In July 2020, Minnesota began a review of tax years 2015 - 2018. In February 2021, Minnesota concluded its review and commenced an audit of the same tax years. No material adjustments have been proposed.
•In March 2021, Wisconsin began an audit of tax years 2016 - 2019. No material adjustments have been proposed.
•In April 2021, Texas began an audit of tax years 2016 - 2019. No material adjustments have been proposed.
•No other state income tax audits were in progress as of June 30, 2021.
Unrecognized Benefits — The unrecognized tax benefit balance includes permanent tax positions, which if recognized would affect the ETR. In addition, the unrecognized tax benefit balance includes temporary tax positions for which deductibility is highly certain, but for which there is uncertainty about the timing. A change in the timing of deductibility would not affect the ETR but would accelerate the payment to the taxing authority.
Unrecognized tax benefits — permanent vs. temporary:

(Millions of Dollars)	June 30, 2021	Dec. 31, 2020
Unrecognized tax benefit — Permanent tax positions	$43	$41
Unrecognized tax benefit — Temporary tax positions	11	11
Total unrecognized tax benefit	$54	$52
Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	June 30, 2021	Dec. 31, 2020
NOL and tax credit carryforwards	$(33)	$(31)
As IRS audits resume and the state audits progress, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $28 million in the next 12 months.
Payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards.

Interest payable related to unrecognized tax benefits:

(Millions of Dollars)	June 30, 2021	Dec. 31, 2020
Payable for interest related to unrecognized tax benefits at beginning of period	$(3)	$—
Interest expense related to unrecognized tax benefits	—	(3)
Payable for interest related to unrecognized tax benefits at end of period	$(3)	$(3)
No penalties were accrued related to unrecognized tax benefits as of June 30, 2021 or Dec. 31, 2020.

7. Earnings Per Share
Basic EPS was computed by dividing the earnings available to common shareholders by the average weighted number of common shares outstanding. Diluted EPS was computed by dividing the earnings available to common shareholders by the diluted weighted average number of common shares outstanding.
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
Share-based compensation arrangements for which there is currently no dilutive impact to EPS include the following:
•Equity awards subject to a performance condition; included in common shares outstanding when all necessary conditions have been satisfied by the end of the reporting period.
•Liability awards subject to a performance condition; any portions settled in shares are included in common shares outstanding upon settlement.
Common shares outstanding used in the basic and diluted EPS computation:

	Three Months Ended June 30		Six Months Ended June 30
(Shares in Millions)	2021	2020	2021	2020
Basic	539	527	539	526
Diluted (a)	539	527	539	527
(a)     Diluted common shares outstanding included common stock equivalents of 0.3 million and 0.5 million for the three months ended June 30, 2021 and 2020, respectively. Diluted common shares outstanding included common stock equivalents of 0.3 million and 0.7 million for the six months ended June 30, 2021 and 2020, respectively.

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
Investments in equity securities and other funds — Equity securities are valued using quoted prices in active markets. The fair values for commingled funds are measured using NAVs. The investments in commingled funds may be redeemed for NAV with proper notice. Private equity commingled fund investments require approval of the fund for any unscheduled redemption, and such redemptions may be approved or denied by the fund at its sole discretion. Unscheduled distributions from real estate commingled funds’ investments may be redeemed with proper notice, however, withdrawals may be delayed or discounted as a result of fund illiquidity.
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
Non-trading monthly FTR settlements are expected to be recovered through fuel and purchased energy cost recovery mechanisms as applicable in each jurisdiction and therefore changes in the fair value of the yet to be settled portions of most FTRs are deferred as a regulatory asset or liability. Given this regulatory treatment and the limited magnitude of FTRs relative to the electric utility operations of NSP-Minnesota and SPS, the numerous unobservable quantitative inputs pertinent to the value of FTRs are immaterial to the consolidated financial statements.
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
Unrealized gains for the nuclear decommissioning fund were $1.2 billion and $981 million as of June 30, 2021 and Dec. 31, 2020, respectively, and unrealized losses were $3 million and $5 million as of June 30, 2021 and Dec. 31, 2020, respectively.
Non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund:

	June 30, 2021
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$30	$30	$—	$—	$—	$30
Commingled funds	800	—	—	—	1,164	1,164
Debt securities	612	—	641	16	—	657
Equity securities	408	1,185	2	—	—	1,187
Total	$1,850	$1,215	$643	$16	$1,164	$3,038
(a)    Reported in nuclear decommissioning fund and other investments on the consolidated balance sheets, which also includes $189 million of equity method investments and $162 million of rabbi trust assets and miscellaneous investments.

	Dec. 31, 2020
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$40	$40	$—	$—	$—	$40
Commingled funds	787	—	—	—	1,041	1,041
Debt securities	528	—	572	13	—	585
Equity securities	446	1,109	2	—	—	1,111
Total	$1,801	$1,149	$574	$13	$1,041	$2,777
(a)Reported in nuclear decommissioning fund and other investments on the consolidated balance sheets, which also includes $165 million of equity method investments and $154 million of rabbi trust assets and other miscellaneous investments.
For the three and six months ended June 30, 2021 and 2020, there were immaterial Level 3 nuclear decommissioning fund investments or transfer of amounts between levels.
Contractual maturity dates of debt securities in the nuclear decommissioning fund as of June 30, 2021:

	Final Contractual Maturity
(Millions of Dollars)	Due in 1 year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 years	Total
Debt securities	$2	$153	$210	$292	$657
Rabbi Trusts
Xcel Energy has established rabbi trusts to provide partial funding for future distributions of its supplemental executive retirement plan and deferred compensation plan.
Cost and fair value of assets held in rabbi trusts:

	June 30, 2021
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trusts (a)
Cash equivalents	$23	$23	$—	$—	$23
Mutual funds	71	84	—	—	84
Total	$94	$107	$—	$—	$107

	Dec. 31, 2020
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trusts (a)
Cash equivalents	$32	$32	$—	$—	$32
Mutual funds	60	70	—	—	70
Total	$92	$102	$—	$—	$102
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
As of June 30, 2021, accumulated other comprehensive loss related to settled interest rate derivatives included $6 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of June 30, 2021, Xcel Energy had no unsettled interest rate derivatives.
Wholesale and Commodity Trading Risk — Xcel Energy Inc.’s utility subsidiaries conduct various wholesale and commodity trading activities, including the purchase and sale of electric capacity, energy, energy-related instruments and natural gas-related instruments, including derivatives. Xcel Energy is allowed to conduct these activities within guidelines and limitations as approved by its risk management committee, comprised of management personnel not directly involved in the activities governed by this policy. Sharing of any margins is determined through state regulatory proceedings as well as the operation of the FERC approved joint operating agreement.
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
Xcel Energy may enter into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers, but may not be designated as qualifying hedging transactions. The classification of gains or losses for these instruments as a regulatory asset or liability, if applicable, is based on approved regulatory recovery mechanisms.
As of June 30, 2021, Xcel Energy had no commodity contracts designated as cash flow hedges.
Xcel Energy enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.
Gross notional amounts of commodity forwards, options and FTRs:

(Amounts in Millions) (a)(b)	June 30, 2021	Dec. 31, 2020
Megawatt hours of electricity	122	87
Million British thermal units of natural gas	169	175
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
As of June 30, 2021, six of Xcel Energy’s ten most significant counterparties for these activities, comprising $118 million, or 44%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings. Two of the ten most significant counterparties, comprising $27 million, or 10%, of this credit exposure, were not rated by these external ratings agencies, but based on Xcel Energy’s internal analysis, had credit quality consistent with investment grade. Two of these significant counterparties, comprising $62 million or 23% of this credit exposure, had credit quality less than investment grade, based on internal analysis. Seven of these significant counterparties are municipal or cooperative electric entities, RTOs or other utilities.
Impact of Derivative Activity —

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities
Three Months Ended June 30, 2021
Other derivative instruments
Electric commodity	$—	$11
Natural gas commodity	—	(1)
Total	$—	$10

Six Months Ended June 30, 2021
Other derivative instruments
Electric commodity	$—	$13
Total	$—	$13

Three Months Ended June 30, 2020
Other derivative instruments
Natural gas commodity	$—	$(3)
Total	$—	$(3)

Six Months Ended June 30, 2020
Derivatives designated as cash flow hedges
Interest rate	$(13)	$—
Total	$(13)	$—
Other derivative instruments
Natural gas commodity	$—	$(3)
Total	$—	$(3)

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Three Months Ended June 30, 2021
Derivatives designated as cash flow hedges
Interest rate	$2	(a)	$—		$—
Total	$2		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$12	(b)
Electric commodity	—		3	(c)	—
Total	$—		$3		$12

Six Months Ended June 30, 2021
Derivatives designated as cash flow hedges
Interest rate	$6	(a)	$—		$—
Total	$6		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$48	(b)
Electric commodity	—		(23)	(c)	—
Natural gas commodity	—		8	(d)	(10)	(d)
Total	$—		$(15)		$38

Three Months Ended June 30, 2020
Derivatives designated as cash flow hedges
Interest rate	$2	(a)	$—		$—
Total	$2		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$(3)	(b)
Electric commodity	—		(3)	(c)	—
Total	$—		$(3)		$(3)

Six Months Ended June 30, 2020
Derivatives designated as cash flow hedges
Interest rate	$4	(a)	$—		$—
Total	$4		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$(5)	(b)
Electric commodity	—		(7)	(c)	—
Natural gas commodity	—		5	(d)	(6)	(d)
Total	$—		$(2)		$(11)
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
(d)Amounts for both the six months ended June 30, 2021 and 2020 included no settlement gains or losses on derivatives entered to mitigate natural gas price risk for electric generation recorded to electric fuel and purchased power, subject to cost-recovery mechanisms and reclassified to a regulatory asset, as appropriate. Remaining settlement losses for both the six months ended June 30, 2021 and 2020 relate to natural gas operations and were recorded to cost of natural gas sold and transported. These gains and losses are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset or liability, as appropriate.
Xcel Energy had no derivative instruments designated as fair value hedges during the three and six months ended June 30, 2021 and 2020.
Credit Related Contingent Features — Contract provisions for derivative instruments that the utility subsidiaries enter, including those accounted for as normal purchase-normal sale contracts and therefore not reflected on the consolidated balance sheets, may require the posting of collateral or settlement of the contracts for various reasons, including if the applicable utility subsidiary’s credit ratings are downgraded below its investment grade credit rating by any of the major credit rating agencies. At June 30, 2021 and Dec. 31, 2020, there were $6 million and $4 million of derivative liabilities with such underlying contract provisions, respectively. Certain contracts also contain cross default provisions that may require the posting of collateral or settlement of the contracts if there was a failure under other financing arrangements related to payment terms or other covenants. As of June 30, 2021 and Dec. 31, 2020, there were approximately $69 million and $60 million of derivative liabilities with such underlying contract provisions, respectively.
Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that a given utility subsidiary’s ability to fulfill its contractual obligations is reasonably expected to be impaired. Xcel Energy had no collateral posted related to adequate assurance clauses in derivative contracts as of June 30, 2021 and Dec. 31, 2020.

Recurring Fair Value Measurements — Derivative assets and liabilities measured at fair value on a recurring basis:

	June 30, 2021						Dec. 31, 2020
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$17	$178	$11	$206	$(168)	$38	$2	$67	$1	$70	$(52)	$18
Electric commodity	—	—	98	98	(1)	97	—	—	20	20	(1)	19
Natural gas commodity	—	10	—	10	—	10	—	9	—	9	—	9
Total current derivative assets	$17	$188	$109	$314	$(169)	145	$2	$76	$21	$99	$(53)	46
PPAs (b)						3						3
Current derivative instruments						$148						$49
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$10	$117	$82	$209	$(125)	$84	$8	$66	$8	$82	$(62)	$20
Total noncurrent derivative assets	$10	$117	$82	$209	$(125)	84	$8	$66	$8	$82	$(62)	20
PPAs (b)						8						10
Noncurrent derivative instruments						$92						$30

	June 30, 2021						Dec. 31, 2020
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Other derivative instruments:
Commodity trading	$20	$188	$12	$220	$(175)	$45	$4	$64	$17	$85	$(58)	$27
Electric commodity	—	—	1	1	(1)	—	—	—	1	1	(1)	—
Natural gas commodity	—	3	—	3	—	3	—	9	—	9	—	9
Total current derivative liabilities	$20	$191	$13	$224	$(176)	48	$4	$73	$18	$95	$(59)	36
PPAs (b)						17						17
Current derivative instruments						$65						$53
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$7	$116	$107	$230	$(132)	$98	$3	$58	$60	$121	$(47)	$74
Total noncurrent derivative liabilities	$7	$116	$107	$230	$(132)	98	$3	$58	$60	$121	$(47)	74
PPAs (b)						49						57
Noncurrent derivative instruments						$147						$131
(a)Xcel Energy nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at June 30, 2021 and Dec. 31, 2020. At both June 30, 2021 and Dec. 31, 2020, derivative assets and liabilities include $15 million of obligations to return cash collateral. At June 30, 2021 and Dec. 31, 2020, derivative assets and liabilities include rights to reclaim cash collateral of $29 million and $6 million, respectively. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)During 2006, Xcel Energy qualified these contracts under the normal purchase exception. Based on this qualification, contracts are no longer adjusted to fair value and the previous carrying value of these contracts is being amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Changes in Level 3 commodity derivatives:

	Three Months Ended June 30
(Millions of Dollars)	2021	2020
Balance at April 1	$(13)	$4
Purchases	63	37
Settlements	(32)	(25)
Net transactions recorded during the period:
Gains recognized in earnings (a)	9	9
Net gains recognized as regulatory assets and liabilities	44	9
Balance at June 30	$71	$34

	Six Months Ended June 30
(Millions of Dollars)	2021	2020
Balance at Jan. 1	$(49)	$4
Purchases	63	49
Settlements	(48)	(42)
Net transactions recorded during the period:
Gains recognized in earnings (a)	47	14
Net gains recognized as regulatory assets and liabilities	58	9
Balance at June 30	$71	$34
(a)Presented amounts relate to instruments held at the end of the period. The consolidated income statement also includes gains and losses on Level 1 and 2 instruments, and Level 3 instruments settled during the period.
Xcel Energy recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the six months ended June 30, 2021 and 2020.
Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	June 30, 2021		Dec. 31, 2020
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$21,497	$24,686	$20,066	$24,412
Fair value of Xcel Energy’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of June 30, 2021 and Dec. 31, 2020 and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

9. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended June 30
	2021	2020	2021	2020
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$26	$24	$1	$—
Interest cost (a)	26	31	3	5
Expected return on plan assets (a)	(51)	(52)	(5)	(5)
Amortization of prior service credit (a)	(1)	(1)	(2)	(2)
Amortization of net loss (a)	27	25	2	1
Net periodic benefit cost (credit)	27	27	(1)	(1)
Effects of regulation	—	1	—	1
Net benefit cost (credit) recognized for financial reporting	$27	$28	$(1)	$—

	Six Months Ended June 30
	2021	2020	2021	2020
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$52	$45	$1	$1
Interest cost (a)	52	68	7	9
Expected return on plan assets (a)	(103)	(103)	(9)	(10)
Amortization of prior service credit (a)	(1)	(2)	(4)	(4)
Amortization of net loss (a)	54	47	3	2
Net periodic benefit cost (credit)	54	55	(2)	(2)
Effects of regulation	(1)	2	1	1
Net benefit cost (credit) recognized for financial reporting	$53	$57	$(1)	$(1)
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

10. Commitments and Contingencies
The following includes commitments, contingencies and unresolved contingencies that are material to Xcel Energy’s financial position.
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
In such cases, there is considerable uncertainty regarding the timing or ultimate resolution, including a possible eventual loss. For current proceedings not specifically reported herein, management does not anticipate that the ultimate liabilities, if any, would have a material effect on Xcel Energy’s consolidated financial statements. Legal fees are generally expensed as incurred.

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
Breckenridge/Colorado — In February 2019, the MDL panel remanded Breckenridge back to the U.S. District Court in Colorado. Settlement of approximately $3 million was reached in February 2021. The parties have sought and are awaiting court approval of the settlement. A hearing was held on July 22, 2021. A decision is anticipated in Q3.
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
In March 2019, the MPUC approved NSP-Minnesota’s settlement refund proposal. Additionally, the MPUC decided to withhold any decision as to NSP-Minnesota’s prudence in connection with the incident at Sherco Unit 3 until after conclusion of an appeal pending between GE and NSP-Minnesota’s insurers. In February 2020, the Minnesota Court of Appeals affirmed the district court’s judgment in favor of GE. In March 2020, NSP-Minnesota’s insurers filed a petition seeking additional review by the Minnesota Supreme Court. In April 2020, the Minnesota Supreme Court denied the insurers’ petition for further review, ending the litigation.
In January 2021, the OAG and DOC recommended that NSP-Minnesota refund approximately $17 million of replacement power costs previously recovered through the FCA. NSP-Minnesota subsequently filed its response, asserting that it acted prudently in connection with the Sherco Unit 3 outage, the MPUC has previously disallowed $22 million of related costs and no additional refund or disallowance is appropriate. A final decision by the MPUC is pending. A loss related to this matter is deemed remote.
Westmoreland Arbitration — In November 2014, insurers for Westmoreland Coal Company filed an arbitration demand against NSP-Minnesota, SMMPA and Western Fuels Association, seeking recovery of alleged $36 million of business losses due to a turbine failure at Sherco Unit 3. The Westmoreland insurers claim NSP-Minnesota’s invocation of the force majeure clause to stop the supply of coal was improper because the incident was allegedly caused by NSP-Minnesota’s failure to conform to industry maintenance standards.
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
In November 2020, the FERC issued an order (Opinion No. 569-B) in response to rehearing requests. The FERC corrected certain inputs to its ROE calculation model, did not change the ROE effective Sept. 28, 2016, and for the first MISO complaint period and upheld its decision to deny refunds for the second complaint period. NSP-Minnesota has recognized a liability for its best estimate of final refunds to customers. Each 10 basis point reduction in ROE for the first complaint period, second complaint period, and subsequent period relative to amounts accrued would reduce Xcel Energy’s net income by $1 million, $1 million and $2 million, respectively.
The MISO TOs and various parties have filed petitions for review of Opinion Nos. 569, 569-A and 569-B at the D.C. Circuit with initial briefs filed in March 2021 and final briefs expected in August 2021.
FERC NOPR on ROE Incentive Adders — In April 2021, the FERC issued a NOPR proposing to limit collection of ROE incentive adders for RTO membership to the first three years after an entity begins participation in an RTO. If adopted as a final rule, following a comment period expected to be complete by the end of 2021 or 2022, NSP-Minnesota, NSP-Wisconsin and SPS would prospectively discontinue charging their current 0.5% ROE incentive adders. Amounts related to a discontinuance of the adder would ultimately be offset by an increase in retail rates, following future rate cases.

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
Contract Termination — SPS and LP&L have a 25-year, 170 MW partial requirements contract. In May 2021, SPS and LP&L finalized a settlement which would terminate the contract upon LP&L’s move from the SPP to the ERCOT (expected in 2023) or, absent a move by LP&L to ERCOT, upon LP&L’s election. The settlement agreement requires LP&L to pay SPS $78 million (lump sum or annual installments), to the benefit of SPS’ remaining customers. LP&L would remain obligated to pay for SPP transmission charges associated with LP&L’s load in SPP. The settlement agreement is subject to approval by the PUCT and FERC.
Gas Cost Adjustment NOPR — In June 2021, the CPUC issued a NOPR addressing the recovery of costs through the GCA. The proposed rule would establish an annual forecast of GCA costs for each utility and allow each utility to recover only 90%-95% of any costs in excess of the forecasted amount. The proposed rule would allow utilities to earn an incentive equal to an undefined portion of any savings relative to forecasted costs. Initial comments were due July 23, 2021, reply comments are due Aug. 6, 2021 and a hearing is scheduled for Aug. 26, 2021. A CPUC decision in expected in the third quarter of 2021.

Environmental
MGP, Landfill and Disposal Sites
Xcel Energy is investigating, remediating or performing post-closure actions at 13 MGP, landfill or other disposal sites across its service territories.
Xcel Energy has recognized its best estimate of costs/liabilities from final resolution of these issues, however, the outcome and timing is unknown. In addition, there may be insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of costs incurred.
Environmental Requirements — Water and Waste
Coal Ash Regulation — Xcel Energy’s operations are subject to federal and state regulations that impose requirements for handling, storage, treatment and disposal of solid waste. Under the CCR Rule, utilities are required to complete groundwater sampling around their CCR landfills and surface impoundments. Currently, Xcel Energy has eight regulated ash units in operation.
Xcel Energy is conducting groundwater sampling and monitoring and implementing assessment of corrective measures at certain CCR landfills and surface impoundments. In NSP-Minnesota, no results above the groundwater protection standards in the rule were identified. In PSCo, increases above background concentrations were detected at four locations. Based on further assessments, PSCo is evaluating options for corrective action at two locations, one of which indicates potential offsite impacts to groundwater. The total cost is uncertain, but could be up to $35 million. PSCo is continuing to assess the financial and regulatory impacts.
In August 2020, the EPA published its final rule to implement closure by April 2021 for all CCR impoundments affected by the August 2018 D.C. Circuit ruling. This final rule required Xcel Energy to expedite closure plans for two impoundments.
In October 2020, NSP-Minnesota completed construction and placed in service a new impoundment to replace the clay lined impoundment at a cost of $9 million. With the new ash pond in service, NSP-Minnesota has initiated closure activities for the existing ash pond at an estimated cost of $4 million. NSP-Minnesota has five years to complete closure activities.
PSCo also built an alternative collection and treatment system to remove the Comanche Station bottom ash pond from service. The total cost of the alternate treatment system is approximately $25 million. PSCo worked expeditiously to meet the April 11, 2021 deadline, but was not able to remove the pond from service until June 18, 2021. PSCo expects to negotiate a compliance order with the EPA. PSCo will also now proceed with closure of the pond, with an estimated cost of $3 million.
Closure costs for existing impoundments are included in the calculation of the ARO.

Leases
Xcel Energy evaluates contracts that may contain leases, including PPAs and arrangements for the use of office space and other facilities, vehicles and equipment. A contract contains a lease if it conveys the exclusive right to control the use of a specific asset.
Components of lease expense:

	Three Months Ended June 30
(Millions of Dollars)	2021	2020
Operating leases
PPA capacity payments	$56	$43
Other operating leases (a)	9	9
Total operating lease expense (b)	$65	$52
Finance leases
Amortization of ROU assets	$2	$2
Interest expense on lease liability	4	4
Total finance lease expense	$6	$6
(a)Includes short-term lease expense of $2 million and $1 million for 2021 and 2020, respectively.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.

	Six Months Ended June 30
(Millions of Dollars)	2021	2020
Operating leases
PPA capacity payments	$114	$89
Other operating leases (a)	17	17
Total operating lease expense (b)	$131	$106
Finance leases
Amortization of ROU assets	$4	$3
Interest expense on lease liability	8	9
Total finance lease expense	$12	$12
(a)Includes short-term lease expense of $3 million and $2 million for 2021 and 2020, respectively.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.
Commitments under operating and finance leases as of June 30, 2021:

(Millions of Dollars)	PPA Operating Leases	Other Operating Leases	Total Operating Leases	Finance Leases (a)
Total minimum obligation	$1,532	$196	$1,728	$249
Interest component of obligation	(235)	(37)	(272)	(175)
Present value of minimum obligation	$1,297	159	1,456	74
Less current portion			(220)	(3)
Noncurrent operating and finance lease liabilities			$1,236	$71
(a)Excludes certain amounts related to Xcel Energy’s 50% ownership interest in WYCO.
VIEs
Under certain PPAs, NSP-Minnesota, PSCo and SPS purchase power from IPPs for which the utility subsidiaries are required to reimburse fuel costs, or to participate in tolling arrangements under which the utility subsidiaries procure the natural gas required to produce the energy. These specific PPAs create a variable interest in the IPP.
The utility subsidiaries had approximately 4,062 MW of capacity under long-term PPAs at both June 30, 2021 and Dec. 31, 2020 with entities that have been determined to be VIEs. Xcel Energy concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. The PPAs have expiration dates through 2041.
Other
Guarantees and Bond Indemnifications — Xcel Energy Inc. and its subsidiaries provide guarantees and bond indemnities, which guarantee payment or performance. Xcel Energy Inc.’s exposure is based upon the net liability under the agreements. Most of the guarantees and bond indemnities issued by Xcel Energy Inc. and its subsidiaries have a stated maximum amount.
As of June 30, 2021 and Dec. 31, 2020, Xcel Energy Inc. and its subsidiaries had no assets held as collateral related to their guarantees, bond indemnities and indemnification agreements. Guarantees and bond indemnities issued and outstanding for Xcel Energy were approximately $60 million and $62 million at June 30, 2021 and Dec. 31, 2020, respectively.
Other Indemnification Agreements — Xcel Energy Inc. and its subsidiaries provide indemnifications through various contracts. These are primarily indemnifications against adverse litigation outcomes in connection with underwriting agreements, as well as breaches of representations and warranties, including corporate existence, transaction authorization and income tax matters with respect to assets sold. Xcel Energy Inc.’s and its subsidiaries’ obligations under these agreements may be limited in duration and amount. Maximum future payments under these indemnifications cannot be reasonably estimated.

11. Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at April 1	$(82)	$(56)	$(138)	$(88)	$(60)	$(148)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (net of taxes of $—, $—, $1 and $—, respectively) (a)	2	—	2	1	—	1
Amortization of net actuarial loss (net of taxes of $—, $—, $— and $1, respectively ) (b)	—	1	1	—	2	2
Net current period other comprehensive income	2	1	3	1	2	3
Accumulated other comprehensive loss at June 30	$(80)	$(55)	$(135)	$(87)	$(58)	$(145)

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(85)	$(56)	$(141)	$(80)	$(61)	$(141)
Other comprehensive gain (loss) before reclassifications (net of taxes of $—, $—, $(3) and $—, respectively)	—	—	—	(10)	—	(10)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (net of taxes of $1, $—, $1 and $—, respectively) (a)	5	—	5	3	—	3
Amortization of net actuarial loss (net of taxes of $—, $1, $— and $1, respectively) (b)	—	1	1	—	3	3
Net current period other comprehensive income (loss)	5	1	6	(7)	3	(4)
Accumulated other comprehensive loss at June 30	$(80)	$(55)	$(135)	$(87)	$(58)	$(145)
(a)Included in interest charges.
(b)Included in the computation of net periodic pension and postretirement benefit costs.

12. Segment Information
Xcel Energy evaluates performance by each utility subsidiary based on profit or loss generated from the product or service provided including the regulated electric utility operating results of NSP-Minnesota, NSP-Wisconsin, PSCo and SPS, as well as the regulated natural gas utility operating results of NSP-Minnesota, NSP-Wisconsin and PSCo.
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
Xcel Energy had equity method investments of $189 million and $165 million as of June 30, 2021 and Dec. 31, 2020, respectively, included in the natural gas utility and all other segments.
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

Xcel Energy’s segment information:

	Three Months Ended June 30
(Millions of Dollars)	2021	2020
Regulated Electric
Operating revenues from external customers	$2,597	$2,286
Intersegment revenue	1	1
Total revenues	$2,598	$2,287
Net income	304	289
Regulated Natural Gas
Total revenues	$449	$280
Net income	33	20
All Other
Total revenues	$22	$20
Net loss	(26)	(22)
Consolidated Total
Total revenues	$3,069	$2,587
Reconciling eliminations	(1)	(1)
Total operating revenues	$3,068	$2,586
Net income	311	287

	Six Months Ended June 30
(Millions of Dollars)	2021	2020
Regulated Electric
Operating revenues from external customers	$5,467	$4,489
Intersegment revenue	1	1
Total revenues	$5,468	$4,490
Net income	573	516
Regulated Natural Gas
Operating revenues from external customers	$1,096	$863
Intersegment revenue	1	1
Total revenues	1097	864
Net income	$151	$111
All Other
Total revenues	46	45
Net loss	$(51)	$(45)
Consolidated Total
Total revenues	$6,611	$5,399
Reconciling eliminations	(2)	(2)
Total operating revenues	$6,609	$5,397
Net income	673	582

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
Non-GAAP Financial Measures
The following discussion includes financial information prepared in accordance with GAAP, as well as certain non-GAAP financial measures such as electric margin, natural gas margin, ongoing earnings and ongoing diluted EPS. Generally, a non-GAAP financial measure is a measure of a company’s financial performance, financial position or cash flows that adjusts measures calculated and presented in accordance with GAAP. Xcel Energy’s management uses non-GAAP measures for financial planning and analysis, for reporting of results to the Board of Directors, in determining performance-based compensation, and communicating its earnings outlook to analysts and investors. Non-GAAP financial measures are intended to supplement investors’ understanding of our performance and should not be considered alternatives for financial measures presented in accordance with GAAP. These measures are discussed in more detail below and may not be comparable to other companies’ similarly titled non-GAAP financial measures.
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
Ongoing diluted EPS for Xcel Energy is calculated by dividing net income or loss, adjusted for certain items, by the weighted average fully diluted Xcel Energy Inc. common shares outstanding for the period. Ongoing diluted EPS for each subsidiary is calculated by dividing the net income or loss for such subsidiary, adjusted for certain items, by the weighted average fully diluted Xcel Energy Inc. common shares outstanding for the period.

We use these non-GAAP financial measures to evaluate and provide details of Xcel Energy’s core earnings and underlying performance. We believe these measurements are useful to investors to evaluate the actual and projected financial performance and contribution of our subsidiaries.
For the three and six months ended June 30, 2021 and 2020, there were no such adjustments to GAAP earnings and therefore GAAP earnings equal ongoing earnings for these periods.

Results of Operations
The only common equity securities that are publicly traded are common shares of Xcel Energy Inc. Diluted earnings and EPS of each subsidiary discussed below do not represent a direct legal interest in the assets and liabilities allocated to such subsidiary but rather represent a direct interest in our assets and liabilities as a whole.
Summarized diluted EPS for Xcel Energy:

	Three Months Ended June 30		Six Months Ended June 30
Diluted Earnings (Loss) Per Share	2021	2020	2021	2020
PSCo	$0.25	$0.21	$0.56	$0.45
NSP-Minnesota	0.21	0.22	0.45	0.43
SPS	0.13	0.14	0.23	0.22
NSP-Wisconsin	0.03	0.02	0.09	0.09
Earnings from equity method investments - WYCO	0.01	0.01	0.02	0.02
Regulated utility (a)	0.62	0.60	1.35	1.20
Xcel Energy Inc. and Other	(0.04)	(0.07)	(0.10)	(0.10)
Total (a)	$0.58	$0.54	$1.25	$1.10
(a)     Amounts may not add due to rounding.
Summary of Earnings
Xcel Energy — Xcel Energy’s earnings increased $0.04 per share for the second quarter of 2021 and increased $0.15 per share year-to-date. Earnings primarily reflect higher electric and natural gas margins (driven by capital investment recovery, regulatory outcomes and weather-normalized sales growth as compared to 2020, which was more adversely impacted by COVID-19). These drivers were partially offset by higher depreciation, O&M expenses, interest charges and lower AFUDC.
PSCo — Earnings increased $0.04 per share for the second quarter of 2021 and $0.11 per share year-to-date. The increase in year-to-date earnings reflects higher natural gas and electric margins (primarily capital investment recovery and regulatory outcomes), partially offset by additional depreciation and other taxes (other than income taxes).
NSP-Minnesota — Earnings decreased $0.01 per share for the second quarter of 2021 and increased $0.02 per share year-to-date. The increase in year-to-date earnings reflects higher electric margin (primarily capital investment recovery), partially offset by increased depreciation and O&M expenses.
SPS — Earnings decreased $0.01 per share for the second quarter of 2021 and increased $0.01 per share year-to-date. The increase in year-to-date earnings reflects higher electric margin (capital investment recovery and regulatory outcomes), partially offset by increased depreciation and O&M expenses.
NSP-Wisconsin — Earnings increased $0.01 per share for the second quarter of 2021 and were flat year-to-date.
Xcel Energy Inc. and Other — Primarily includes financing costs at the holding company and earnings from EIP funds equity method investments.
Changes in GAAP and Ongoing Diluted EPS
Components significantly contributing to changes in 2021 EPS compared to 2020:

Diluted Earnings (Loss) Per Share	Three Months Ended June 30	Six Months Ended June 30
GAAP and ongoing diluted EPS — 2020	$0.54	$1.10

Components of change - 2021 vs. 2020
Higher electric margin	0.14	0.25
Higher natural gas margins	0.05	0.12
Lower ETR (a)	0.06	0.12
Higher other income (expense), net	—	0.02
Higher depreciation and amortization	(0.08)	(0.16)
Higher O&M expenses	(0.07)	(0.08)
Lower AFUDC	(0.05)	(0.07)
Higher interest charges	(0.01)	(0.01)
Other, net	—	(0.04)
GAAP and ongoing diluted EPS — 2021	$0.58	$1.25
(a)Includes PTCs and plant regulatory amounts, which are primarily offset in electric margin.
Statement of Income Analysis
The following summarizes the items that affected the individual revenue and expense items reported in the consolidated statements of income.
Estimated Impact of Temperature Changes on Regulated Earnings —Unusually hot summers or cold winters increase electric and natural gas sales, while mild weather reduces electric and natural gas sales. The estimated impact of weather on earnings is based on the number of customers, temperature variances, the amount of natural gas or electricity historically used per degree of temperature and excludes any incremental related operating expenses that could result due to storm activity or vegetation management requirements. As a result, weather deviations from normal levels can affect Xcel Energy’s financial performance. However, sales true-up and decoupling mechanisms in Minnesota and Colorado predominately mitigate the positive and adverse impacts of weather.
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
Normal weather conditions are defined as either the 10, 20 or 30 year average of actual historical weather conditions. The historical period of time used in the calculation of normal weather differs by jurisdiction, based on regulatory practice. To calculate the impact of weather on demand, a demand factor is applied to the weather impact on sales. Extreme weather variations, windchill and cloud cover may not be reflected in weather-normalized estimates.

Percentage increase (decrease) in normal and actual HDD:

	Three Months Ended June 30			Six Months Ended June 30
	2021 vs. Normal	2020 vs. Normal	2021 vs. 2020	2021 vs. Normal	2020 vs. Normal	2021 vs. 2020
HDD	1.7%	2.2%	(1.1)%	1.4%	(4.1)%	4.9%
CDD	6.8	22.4	(26.9)	3.0	22.5	(16.2)
THI	88.9	15.0	67.7	88.4	14.7	67.7
Weather — Estimated impact of temperature variations on EPS compared with normal weather conditions:

	Three Months Ended June 30			Six Months Ended June 30
	2021 vs. Normal	2020 vs. Normal	2021 vs. 2020	2021 vs. Normal	2020 vs. Normal	2021 vs. 2020
Retail electric	$0.056	$0.028	$0.028	$0.055	$0.017	$0.038
Decoupling and sales true-up	(0.044)	(0.014)	(0.030)	(0.041)	(0.009)	(0.032)
Electric total	$0.012	$0.014	$(0.002)	$0.014	$0.008	$0.006
Firm natural gas	0.002	0.001	0.001	0.005	(0.006)	0.011
Total	$0.014	$0.015	$(0.001)	$0.019	$0.002	$0.017
Sales — Sales growth (decline) for actual and weather-normalized sales in 2021 compared to 2020:

	Three Months Ended June 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Actual
Electric residential	—%	6.1%	(5.6)%	2.7%	1.9%
Electric C&I	6.2	10.1	7.5	11.6	8.3
Total retail electric sales	3.9	8.7	5.2	8.9	6.3
Firm natural gas sales	18.8	(9.5)	N/A	(2.5)	8.3

	Three Months Ended June 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Weather-Normalized
Electric residential	0.7%	(1.6)%	(1.3)%	(2.3)%	(0.7)%
Electric C&I	6.5	8.3	8.4	10.2	7.9
Total retail electric sales	4.4	5.0	6.8	6.5	5.3
Firm natural gas sales	12.7	(2.6)	N/A	6.8	7.6

	Six Months Ended June 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Actual
Electric residential	3.2%	5.6%	1.8%	3.8%	4.0%
Electric C&I	0.4	1.3	—	4.5	0.9
Total retail electric sales	1.4	2.7	0.3	4.3	1.8
Firm natural gas sales	8.0	(1.9)	N/A	—	4.4

	Six Months Ended June 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Weather-Normalized
Electric residential	2.9%	1.6%	1.4%	0.5%	2.0%
Electric C&I	0.4	0.4	0.2	3.8	0.6
Total retail electric sales	1.2	0.7	0.5	2.8	1.0
Firm natural gas sales	2.4	(1.6)	N/A	(0.6)	0.9

	Six Months Ended June 30 (2020 Leap Year Adjusted)
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Weather-Normalized
Electric residential	3.4%	2.2%	2.0%	1.1%	2.5%
Electric C&I	1.0	1.0	0.8	4.4	1.2
Total retail electric sales	1.8	1.3	1.0	3.4	1.6
Firm natural gas sales	3.3	(0.7)	N/A	0.3	1.8
Weather-normalized and leap-year adjusted electric sales growth (decline) — year-to-date (excluding leap day)
Weather-adjusted sales results for each of our utility subsidiaries in 2021 reflect improving economies as the adverse effects of COVID-19 lessen. The recovery reflects increased sales in the C&I sector as businesses return to a more normal level. Residential sales remain elevated on a year-to-date basis as individuals working from home have just begun returning to the office.
•PSCo — Residential sales rose based on an increase in the number of customers combined with higher use per customer. The growth in large C&I sales was primarily led by the service, agriculture, food and energy sectors, partially offset by a decrease in the manufacturing sector.
•NSP-Minnesota — Residential sales growth reflects an increase in the number of customers combined with higher use per customer. The growth in C&I sales was due to customer growth and slightly higher use per customer, primarily in the manufacturing sector.
•SPS — Residential sales rose based on an increase in the number of customers combined with higher use per customer. C&I sales increased due to higher use per customer and growth attributable to the food sector, partially offset by losses within the energy sector.
•NSP-Wisconsin — Residential sales growth was attributable to customer additions and higher use per customer. The growth in C&I sales was primarily led by increases in the services, agriculture, food and energy sectors, partially offset by a decrease in the manufacturing sector.
Weather-normalized and leap-year adjusted natural gas sales growth (decline) — year-to-date (excluding leap day)
•Natural gas sales primarily reflect an increase in the number of customers combined with slightly higher customer use.

Electric Margin
Electric revenues and fuel and purchased power expenses are impacted by fluctuations in the price of natural gas, coal and uranium. However, these price fluctuations have minimal impact on electric margin due to fuel recovery mechanisms that recover fuel expenses. In addition, electric customers receive a credit for PTCs generated, which reduce electric revenue and margin.
Electric revenues and margin:

	Three Months Ended June 30		Six Months Ended June 30
(Millions of Dollars)	2021	2020	2021	2020
Electric revenues	$2,597	$2,286	$5,467	$4,489
Electric fuel and purchased power	(1,047)	(833)	(2,433)	(1,630)
Electric margin	$1,550	$1,453	$3,034	$2,859
Changes in electric margin:

(Millions of Dollars)	Three Months Ended June 30, 2021 vs. 2020	Six Months Ended June 30, 2021 vs. 2020
Non-fuel riders	$89	$133
Regulatory rate outcomes (Texas, New Mexico, Colorado, Wisconsin and North Dakota)	34	78
Proprietary commodity trading, net of sharing — Winter Storm Uri	—	27
Sales and demand (a)	24	10
Estimated impact of weather (net of decoupling/sales true-up)	(1)	5
Wholesale transmission revenue (net)	(8)	3
PTCs flowed back to customers (offset by lower ETR)	(42)	(79)
Other (net)	1	(2)
Total increase in electric margin	$97	$175
(a)Sales excludes weather impact, net of decoupling/sales true-up, and demand is net of sales true-up.
Natural Gas Margin
Natural gas expense varies with changing sales requirements and the cost of natural gas. However, fluctuations in the cost of natural gas have minimal impact on natural gas margin due to cost recovery mechanisms.
Natural gas revenues and margin:

	Three Months Ended June 30		Six Months Ended June 30
(Millions of Dollars)	2021	2020	2021	2020
Natural gas revenues	$449	$280	$1,096	$863
Cost of natural gas sold and transported	(218)	(86)	(517)	(371)
Natural gas margin	$231	$194	$579	$492
Changes in natural gas margin:

(Millions of Dollars)	Three Months Ended June 30, 2021 vs. 2020	Six Months Ended June 30, 2021 vs. 2020
Regulatory rate outcomes (Colorado)	$31	$71
Estimated impact of weather	1	8
Other (net)	5	8
Total increase in natural gas margin	$37	$87
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses increased $50 million, or 9.1%, for the second quarter and $55 million, or 4.9% year-to-date. Significant changes are summarized as follows:

(Millions of Dollars)	Three Months Ended June 30, 2021 vs. 2020	Six Months Ended June 30, 2021 vs. 2020
Wind	$14	$22
Information technology and security	13	17
Natural gas systems	6	9
Distribution	9	8
Other	8	(1)
Total increase in O&M expenses	$50	$55
The increase was primarily due to expenses associated with new wind farms, software infrastructure and security costs, natural gas damage prevention, and timing of distribution expenses, partially offset by continuous improvement initiatives. Quarterly timing impacts also occurred throughout 2020 due to cost control initiatives to mitigate the adverse impact of COVID-19 on sales.
Depreciation and Amortization — Depreciation and amortization increased $55 million, or 11.6%, for the second quarter and $113 million or 12.1% year-to-date. The increase was primarily driven by several wind farms going into service, as well as normal system expansion. In addition, 2021 depreciation expense increased as a result of implementation of new depreciation rates in various states.
Other Income (Expense) — Other income (expense) decreased $2 million for the second quarter and increased $15 million year-to-date, which was largely related to rabbi trust performance primarily offset in O&M expenses (compensation).
AFUDC, Equity and Debt — AFUDC decreased $25 million for the second quarter of 2021 and $40 million year-to-date. The decrease was primarily driven by completion of various wind projects.
Interest Charges — Interest charges increased $4 million, or 1.9%, for the second quarter and $10 million or 2.5% year-to-date. The increase was largely attributable to higher long-term debt levels to fund capital investments and a term loan to finance Winter Storm Uri fuel costs, partially offset by lower long-term and short-term interest rates.
Earnings from Equity Method Investments — Earnings from equity method investments increased $14 million for the second quarter and $17 million year-to-date. The increase was largely attributable to the performance of the EIP funds, which invest in energy technology companies.
Income Taxes — Income tax benefit increased $25 million for the second quarter and $41 million year-to-date. The increase was primarily driven by an increase in wind PTCs due to additional facilities going into service. Wind PTCs are credited to customers (recorded as a reduction to revenue) and do not have a material impact on net income. Impact of PTCs was partially offset by higher pretax earnings in 2021.

Other
Winter Storm Uri
In February 2021, the central portion of the United States experienced a major winter storm (Winter Storm Uri). Extreme cold temperatures impacted certain operational assets as well as the availability of renewable generation across the region. The cold weather also affected the country’s supply and demand for natural gas. These factors contributed to extremely high market prices for natural gas and electricity.
As a result of the extremely high market prices, Xcel Energy incurred net natural gas, fuel and purchased energy costs of approximately $985 million (largely deferred as regulatory assets) in the first quarter. Certain energy transactions are subject to final/settlement calculation adjustments, including the impacts of credit losses shared among market participants.
Total incurred costs (net) per operating utility:

(Millions of Dollars)
NSP-Minnesota	$230
NSP- Wisconsin	45
PSCo	610
SPS	100
Total	$985
In addition, higher market prices resulted in $27 million of net gains (after customer sharing) related to proprietary commodity trading. These transactions were primarily entered into under Xcel Energy’s ordinary trading practices prior to Winter Storm Uri.
Regulatory Overview — Xcel Energy has natural gas, fuel and purchased energy mechanisms in each jurisdiction for recovering incurred costs. However, the utility subsidiaries have deferred February cost increases for future recovery and are proposing to recover the cost increases over a period of up to 27 months to mitigate the impact to customer bills. Additionally, we are not requesting recovery of financing costs in order to further limit the impact to our customers.

Proceedings initiated:

Utility Subsidiary	Jurisdiction	Regulatory Status
NSP-Minnesota	Minnesota	NSP-Minnesota filed with the MPUC seeking recovery of $179 million in incremental costs from natural gas customers over 27 months with no financing charge and an additional $36 million from natural gas customers through the standard 12 month true-up. Parties were generally supportive of the proposed recovery period commencing Sept. 1, 2021. The DOC recommended disallowances of $21 million; the OAG recommended disallowances of $34 million. A MPUC decision on the start of cost recovery is expected prior to Sept. 1, 2021. A proceeding related to the proposed disallowances is expected to continue into 2022.
	South Dakota	In April, NSP-Minnesota filed a letter with the South Dakota Public Utilities Commission (SDPUC) proposing no impact to the fuel clause as we were a net seller in the electric market. The SDPUC has approved the proposal.
	North Dakota	In June, the NDPSC approved recovery of $32 million in natural gas costs over 15 months (starting July 2021) with no financing charge.
NSP-Wisconsin	Wisconsin	In March, the PSCW approved NSP-Wisconsin’s proposal to recover $45 million of natural gas costs incurred during Storm Uri over nine months through December 2021 with no financing charge.
	Michigan	In May, the Michigan Public Service Commission approved recovery of $2 million in natural gas costs over 10 months with no financing charge.
PSCo	Colorado	In May, PSCo filed a request with the CPUC to recover $263 million in weather-related electric costs, $287 million in incremental gas costs and $4 million in incremental steam costs over 24 months with no financing charge. A decision is expected in the first quarter of 2022. In addition, the CPUC is considering prospective changes in fuel cost recovery.
SPS	Texas	SPS filed for a surcharge in the second quarter to recover $62 million in fuel costs over 24 months, subject to revision due to re-settlements. Prudence of costs will be subject to review in SPS's upcoming fuel reconciliation case.
	New Mexico	The NMPRC approved SPS's request to recover $26 million of fuel costs over 24 months with no financing charge, subject to revision due to re-settlements and NMPRC review.
COVID-19
Although the COVID-19 pandemic has led to numerous challenges, Xcel Energy believes its risk management program, including business continuity and disaster recovery planning, will continue to allow us to proactively manage and successfully navigate challenges, risks and uncertainties.
Continued uncertainty remains regarding COVID-19, the pace of economic recovery and any potential re-shut downs or reinstatement of business restrictions both domestically and globally.
An overview of certain risk considerations or areas which have or could significantly impact us is as follows:
Sales — Xcel Energy has experienced and may continue to experience sales volatility and shifts between residential and C&I sales as a result of COVID-19. Xcel Energy has decoupling and sales true-up mechanisms in Minnesota (all electric classes) and Colorado (residential and non-demand small C&I electric classes), which mitigate the impact of changes to sales levels as compared to a baseline.
Bad Debt — Bad debt expense could significantly increase due to pandemic related economic impacts, customer hardship, federal or state legislation and regulatory orders. However, several of our commissions have approved the deferral of incremental COVID-19 related costs, including bad debt expense.

Xcel Energy has received orders in Colorado, Wisconsin, Texas, New Mexico, South Dakota and Michigan, allowing regulatory deferral of incremental COVID-19 costs as a regulatory asset subject to future determination of amount and timing of recovery. As part of NSP-Minnesota’s electric rate case stay-out alternative, NSP-Minnesota agreed to not seek recovery of incremental COVID-19 related costs.
The majority of wholesale customers are subject to formula transmission and production rates, which true-up rates to actual costs to serve.
Supply Chain and Capital Expenditures — Xcel Energy’s ability to meet customer energy requirements, respond to storm-related disruptions and execute our capital expenditure program are dependent on maintaining an efficient supply chain. Overall, as a result of COVID-19, manufacturing processes have experienced disruptions related to scarcity of raw materials and interruptions in production and shipping. These disruptions have been further exacerbated by inflationary pressures, storms and labor shortages. The Company continues to monitor the availability of materials and seek alternative suppliers as necessary.

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
Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 7 of Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2020 and in Item 2 of Xcel Energy’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 appropriately represent, in all material respects, the current status of public utility regulation and are incorporated herein by reference.
NSP-Minnesota
Pending and Recently Concluded Regulatory Proceedings

Proceeding	Amount (in millions)	Filing Date	Approval
2020 North Dakota Electric Rate Case	$19	November 2020	Pending
2020 TCR Electric Rider	82	November 2019	Pending
2021 GUIC Natural Gas Rider	27	October 2020	Pending
2020 RES Electric Rider	107	November 2019	Received
2021 RES Electric Rider	189	November 2020	Pending
Additional Information:
2020 North Dakota Electric Rate Case — In November 2020, NSP-Minnesota filed a rate case with the NDPSC. NSP-Minnesota requested an increase in annual retail electric revenues of approximately $19 million. The rate filing was based on a 2021 forecast test year, a ROE of 10.2%, an equity ratio of 52.5% and an electric rate base of approximately $677 million. Interim rates, subject to refund, of approximately $13 million are currently in effect.
In July 2021, NSP-Minnesota and various parties filed an uncontested settlement agreement, which includes:
•Base revenue increase of $7 million.
•ROE of 9.5%.
•Equity ratio of 52.5%.
•Deferral of advanced grid intelligence and security initiative capital and O&M expenses.
•An earnings cap mechanism, which would return to customers 100% of earnings equal to or in excess of 9.75% ROE, effective until the next rate case.
A NDPSC decision on the settlement and implementation is anticipated in the fourth quarter of 2021.
2020 TCR Electric Rider — In November 2019, NSP-Minnesota filed the TCR Rider based on a ROE of 9.06%. An MPUC decision is pending.
2021 GUIC Natural Gas Rider — In October 2020, NSP-Minnesota filed the GUIC Rider based on a ROE of 9.04%. An MPUC decision is pending.
2020 RES Electric Rider — In November 2019, NSP-Minnesota filed the RES Rider. In March 2021, the MPUC voted to approve revenue requirements of $41 million for 2019 and $66 million for 2020. The filing included a ROE of 9.06%. The new rate will be implemented after an MPUC order is issued.
2021 RES Electric Rider — In November 2020, NSP-Minnesota filed the RES Rider. The requested amount includes a true-up (2019 and 2020 riders) of $96 million and the 2021 requested amount of $93 million. The filing included a ROE of 9.06%. An MPUC decision is pending.
2020 Minnesota Electric Rate Case and Stay-Out Alternative — In November 2020, NSP-Minnesota filed an electric rate case seeking a $597 million revenue increase over three years with the MPUC. NSP-Minnesota also filed a stay-out alternative in which it would withdraw its rate case filing. In December 2020, the MPUC verbally approved the stay-out alternative petition.
In February 2021, NSP-Minnesota filed a letter highlighting a change in the calculation of its total deficiency and interim rates included in its November 2020 filing. This adjustment would have reduced the filed deficiency and interim rates by approximately $43 million should the rate case have proceeded, but has no impact on the stay-out alternative petition.
In April 2021, the MPUC issued an order approving NSP-Minnesota’s proposed changes and a requirement to withdraw NSP-Minnesota’s notice of change in rates, as well as establishing a comment period allowing parties to address the changes discussed in the February letter. In June 2021, the MPUC issued an order denying a request for reconsideration of the rate case stay-out approval.

Minnesota Resource Plan — In July 2019, NSP-Minnesota filed its Minnesota resource plan, which runs through 2034. The initial plan was expected to result in an 80% carbon reduction by 2030 (from 2005) and puts NSP-Minnesota on a path to achieving its vision of being 100% carbon-free by 2050. Parties submitted comments in February 2021 and there was significant opposition to the proposal to build a Sherco combined cycle natural gas plant and associated pipeline infrastructure.
In June 2021, NSP-Minnesota filed an alternative plan that would reduce carbon emissions 85% by 2030 and has a lower projected cost than either of the previously submitted plans. The alternative plan includes the following:
•Removing the planned Sherco combined cycle natural gas plant.
•Retiring all coal generation by 2030 with reduced operations at some units prior to retirement, including early retirement of the A.S. King coal plant (511 MW) in 2028 and Sherco 3 coal plant (517 MW) in 2030.
•Extending the life of the Monticello nuclear plant from 2030 to 2040.
•Continuing to run the Prairie Island nuclear generating plant at least through current end of life (2033 and 2034).
•Adding 3,150 MW of universal solar, 2,650 MW of wind and 250 MW of storage.
•Adding 800 MW of new hydrogen-ready combustion-turbines and repowering 300 MW of blackstart combustion-turbines.
•Adding 1,900 MW of other firm dispatchable resources.
•Constructing 155 miles of transmission lines.
•Achieving 780 gigawatt hours in energy efficiency savings annually through 2034.
•Adding 400 MW of incremental demand response by 2023 and a total of 1,500 MW of demand response by 2034.
Supplemental comments are due Aug 13, 2021. The MPUC is anticipated to make a final decision in late 2021 or early 2022.
Minnesota Relief and Recovery — In 2020, the MPUC opened a docket and invited utilities in the state to submit potential projects that would create jobs and help jump start the economy to offset the impacts of COVID-19. The status of the various proposals is listed below:
•In January 2021, the MPUC approved NSP-Minnesota’s request for the repowering of 651 MW of owned wind projects and 20 MW of wind projects under PPAs. These projects are estimated to save customers approximately $160 million over the next 25 years.
•In April 2021, NSP-Minnesota proposed to add 460 MWs of solar facilities at the Sherco site with an incremental investment of approximately $575 million. A MPUC decision is expected in late 2021 or early 2022.
•In June 2021, the MPUC approved NSP-Minnesota’s proposal to acquire a 120 MW repowered wind farm from ALLETE for $210 million.
•The MPUC is also considering NSP-Minnesota’s proposal to provide $150 million of incremental electric vehicle rebates.
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
NSP-Wisconsin
NSP-Wisconsin Solar Proposal — In June 2021, the PSCW approved NSP-Wisconsin’s request to purchase the 74 MW Western Mustang build-own-transfer solar facility for approximately $100 million. The project is scheduled to go into service in 2023.
NSP-Wisconsin Electric and Natural Gas Settlement — In July 2021, NSP-Wisconsin filed an application with the PSCW seeking approval of a rate case settlement with various intervenors for 2022-2023.
The settlement agreement increases electric rates by $35 million (4.9%) for 2022 and an incremental $18 million increase (2.5%) for 2023. For the natural gas utility, rates increase by $10 million (8.4%) for 2022 and an incremental $3 million (2.3%) increase for 2023.
Key elements of the settlement include:
•ROE of 9.80% for 2022 and 10.00% for 2023.
•Equity ratio of 52.5% for both 2022 and 2023.
•Returning $9 million in various net regulatory liabilities to offset customer impacts in 2023.
•Deferring certain pension and other post-employment benefit expense in 2021 through 2023.
•Addressing COVID-19 deferral recovery in the next rate case proceeding.
•Deferring potential changes in tax expenses due to changes in federal or state tax law in 2021 through 2023.
•Incorporating an earnings sharing mechanism for 2022 and 2023.
A PSCW decision is anticipated in the fourth quarter of 2021.
PSCo
Pending and Recently Concluded Regulatory Proceedings

Proceeding	Amount (in millions)	Filing Date	Approval
PSIA Extension	$464	February 2021	Pending
Electric Rate Case	$470	July 2021	Pending
Additional Information:
PSIA Rider Extension — In February 2021, PSCo requested to extend its PSIA rider for three years (through the end of 2024), which would recover $464 million in project costs. The extension is intended to allow for a wind down of the rider and transition of recovery of the projects included in the rider to base rates in 2025. The Staff and OCC have recommended the CPUC deny the extension of the rider. However, if the CPUC were to allow the rider extension, the scope of the rider would be limited and only allow a return on debt. A CPUC decision is expected in the fourth quarter of 2021.
Colorado Electric Rate Request — In July 2021, PSCo filed a request with the CPUC seeking a net increase to retail electric base rate revenue of $343 million (or 12.4%). The total request reflects a $470 million increase, which includes $127 million of previously authorized costs currently recovered through various rider mechanisms. The request is based on a 10.0% ROE, an equity ratio of 55.64% and a 2022 forecast test year. The request also includes impacts of a new depreciation study. A required test year, including a 10.5% ROE, was also filed. Rates are expected to be effective April 9, 2022.

Revenue Request (millions of dollars)	2022
Changes since 2019 rate case:
Plant-related growth	$95
AGIS	73
Updated cost of capital	53
New depreciation rates	43
Wildfire mitigation	25
Property taxes	25
Amortization of previously approved deferrals	17
Other	12
Net increase to revenue	343
Roll-in of previously authorized costs:
TCA rider revenues and Cheyenne Ridge costs	127
Total base revenue request	$470

Expected average 2022 rate base (billions of dollars)	$10.3
2019 Electric Rate Case Appeal — In August 2020, PSCo filed an appeal with the Denver District Court seeking a review of CPUC decisions on gains and losses on sales of assets, oil and gas royalty revenues, Board of Directors equity compensation and a true-up surcharge to collect the difference between what rates should have been in place from February through August 2020 (based on the CPUC’s decision on the Company’s Application for Reconsideration, Rehearing or Reargument) and what rates were actually in place. Briefing was completed on July 9, 2021 and a decision is pending.
2017 Natural Gas Rate Case Appeal — In April 2019, PSCo filed an appeal of the CPUC’s ruling regarding PSCo’s natural gas rate case. In March 2020, The District Court of Denver County ruled in favor of allowing the prepaid pension assets to be included in rate base; but it upheld the CPUC treatment of the retiree medical assets and capital structure methodology. In July 2021, the CPUC approved a weighted average cost of capital return for the applicable period of Jan. 1, 2018 through Oct. 31, 2020.
Decoupling Filing — PSCo's 2019 Electric Rate Case included a decoupling program, effective April 1, 2020 through Dec. 31, 2023. The program applies to Residential and metered small C&I customers who do not pay a demand charge. The program includes a refund and surcharge cap not to exceed 3% of forecasted base rate revenue for a specified period.
In April 2021, PSCo made its annual filing for 2020, and the revised tariff went into effect by operation of law on June 1, 2021. In the annual filing review, the CPUC indicated they may pursue reopening the case in order to revisit the cap. As of June 30, 2021, PSCo has recognized a refund for Residential customers and a surcharge for C&I customers based on 2020 results and 2021 estimated amounts to date.
Colorado’s Power Pathway Transmission Expansion — In March 2021, PSCo filed for a Certificate of Public Convenience and Necessity for the Power Pathway transmission project, proposing a 560-mile, 345 kilovolt double circuit transmission network to enable approximately 4,000-5,000 MW of renewable generation in eastern Colorado with an estimated cost of approximately $1.7 billion.
PSCo also presented an extension of the Power Pathway project into southeast Colorado, referred to as the May Valley - Longhorn Extension ($0.3 billion). PSCo expects future filings for related network upgrades, voltage support and interconnection facilities, which with the May Valley - Longhorn Extension, could result in an incremental investment of $0.5 - $0.8 billion. A CPUC decision regarding the Power Pathway project, as well as the May Valley - Longhorn Extension, is expected by February 2022.
PSCo KEPCO Filing — In September 2020, PSCo filed with the CPUC for approval to terminate a solar PPA with KEPCO Solar of Alamosa, Inc. and establish a regulatory asset to recover transaction costs of approximately $41 million. By terminating the PPA, customers would save approximately $38 million over an 11-year period. However, the ALJ ruled against approval of the Termination Agreement. In July 2021, the CPUC upheld the ALJ’s recommended decision. PSCo anticipates filing an Application for Reconsideration.
Electric Resource Plan — In March 2021, PSCo filed its 2021 Electric Resource Plan with the CPUC. The filing outlines the proposed future retirements/conversions of PSCo’s remaining coal plants and is expected to result in an 80% renewable fuel mix and an 85% carbon emissions reduction target by 2030.
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
A CPUC decision on the resource plan is expected in January of 2022 with the competitive solicitation for resource additions expected in Q2 2022. Incremental generation system costs to meet carbon emission reduction targets are proposed to be recovered through a Clean Energy Plan Rider.
PSCo — Comanche Unit 3 — PSCo is part owner and operator of Comanche Unit 3, a 750 MW, coal-fueled electric generating unit. In January 2020, the unit experienced a turbine failure causing the unit to be taken offline for repairs, which were completed in June 2020. During start-up, the unit experienced a loss of turbine oil, which damaged the plant. Comanche Unit 3 recommenced operations in January 2021. Replacement and repair of damaged systems in excess of a $2 million deductible are expected to be recovered through insurance policies. PSCo incurred replacement power costs of approximately $16 million during the outage.

In October 2020, the CPUC initiated a non-adjudicatory review of Comanche Unit 3’s performance. A report on performance was issued in March 2021. The CPUC Staff’s report noted higher-than average outages and included some criticisms of PSCo’s operations of Comanche Unit 3 over the last ten years. The report recommended thorough explanation of the future of Comanche Unit 3 operations in the next resource plan, performance standards for all company-owned generation and a review of outage and repair costs in the upcoming proceedings.
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
Additional Information:
2021 New Mexico Electric Rate Case — In January 2021, SPS filed an electric rate case with the NMPRC seeking an increase in base rates of approximately $88 million. SPS' net rate increase to New Mexico customers is expected to be approximately $48 million, or 10%, as a result of the offsetting fuel cost reductions and PTCs from the Sagamore wind project. PTCs are credited to customers through the fuel clause. In June 2021, SPS revised its requested base rate increase to $84 million.
The request was based on a historic test year ended Sept. 30, 2020, including expected capital additions through Feb. 28, 2021, a ROE of 10.35%, an equity ratio of 54.72% and a retail rate base of approximately $1.9 billion.
In June 2021, SPS and various parties filed an uncontested comprehensive stipulation, which includes:
•Base rate revenue increase of $62 million.
•ROE of 9.35% for purposes of filings related to (1) the Hale and Sagamore wind projects; and (2) reconciliation of the settlement revenue requirement.
•Equity ratio of 54.72%.
•Increase in depreciation expense of $6 million. This includes a change in the depreciable lives of the Tolk power plant to 2032 and coal handling assets at the Harrington facility to 2024.
A public hearing is scheduled for July 26 - Aug. 6, 2021. A NMPRC decision and implementation of final rates is anticipated in the fourth quarter of 2021.
2021 Texas Electric Rate Case — In February 2021, SPS filed an electric rate case with the PUCT and its municipalities seeking an increase in base rates of approximately $143 million. SPS' net rate increase to Texas customers is expected to be approximately $74 million, or 9.2%, as a result of the offsetting $69 million in fuel cost reductions and PTCs from the Sagamore wind project.
The request is based on a ROE of 10.35%, an equity ratio of 54.60%, a rate base of approximately $3.3 billion and a historic test year based on the 12-month period ended Dec. 31, 2020.
The request includes the effect of losing approximately 400 MW from a wholesale transmission customer and changes to depreciation lives of SPS’ Tolk power plant (from 2037 to 2032) and coal handling assets at the Harrington facility (to 2024).
Procedural schedule expected to be as follows:
•Intervenor testimony — Aug. 13, 2021.
•Staff testimony — Aug. 20, 2021.
•Rebuttal testimony — Sept. 15, 2021.
•Public hearing — Oct. 18 - Oct. 28, 2021.
The PUCT set current rates as temporary as of March 15, 2021. Once final rates are approved, a surcharge will be requested from March 15, 2021 through the effective date of new base rates. A PUCT decision is expected in the first quarter of 2022.
New Mexico Integrated Resource Plan — In July 2021, SPS filed an IRP with the NMPRC, as required every three years. SPS is forecasting sufficient resources through 2025. A projected capacity deficit was identified totaling approximately 174 MW in 2031, increasing to 4,194 MW by 2041.
SPS has provided a number of alternatives, including a proposed portfolio of resources incorporating the addition of wind generation, solar generation, firm and dispatchable peaking generation, and purchased power agreements. SPS will continue to evaluate other options including energy storage and emerging technologies, taking into consideration cost-effectiveness. The IRP is subject to public comment and potential public hearings and will ultimately be reviewed by the NMPRC for approval.

Environmental
Affordable Clean Energy
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
Emerging Regulation
New regulations and legislation are being considered to regulate PFAS in drinking water, water discharges, commercial products, wastes, and other areas. PFAS are man-made chemicals found in many consumer products that can persist and accumulate in the environment. These chemicals have received heightened attention by environmental regulators. Increased regulation of PFAS and other emerging contaminants at the federal, state, and local level could have a potential adverse effect on our operations but at this time, it is uncertain what impact, if any, there will be on our results of operations, financial condition or cash flows. Xcel Energy will continue to monitor these regulatory developments and their potential impact on its operations.

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
Commodity Price Risk — We are exposed to commodity price risk in our electric and natural gas operations. Commodity price risk is managed by entering into long- and short-term physical purchase and sales contracts for electric capacity, energy and energy-related products and fuels used in generation and distribution activities. Commodity price risk is also managed through the use of financial derivative instruments. Our risk management policy allows us to manage commodity price risk within each rate-regulated operation per commission approved hedge plans.
Wholesale and Commodity Trading Risk — Xcel Energy conducts various wholesale and commodity trading activities, including the purchase and sale of electric capacity, energy, energy-related instruments and natural gas-related instruments, including derivatives. Our risk management policy allows management to conduct these activities within guidelines and limitations as approved by our risk management committee.
Fair value of net commodity trading contracts as of June 30, 2021:

	Futures / Forwards Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
NSP-Minnesota (a)	$(7)	$(2)	$1	$1	$(7)
NSP- Minnesota (b)	2	4	(10)	—	(4)
PSCo (a)	4	3	—	—	7
PSCo (b)	(35)	(60)	(1)	—	(96)
	$(36)	$(55)	$(10)	$1	$(100)

	Options Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
NSP-Minnesota (b)	$—	$—	$—	$4	$4
PSCo (b)	22	39	—	—	61
	$22	$39	$—	$4	$65
(a) Prices actively quoted or based on actively quoted prices.
(b) Prices based on models and other valuation methods.
Changes in the fair value of commodity trading contracts before the impacts of margin-sharing for the six months ended June 30:

(Millions of Dollars)	2021	2020
Fair value of commodity trading net contracts outstanding at Jan. 1	$(54)	$(59)
Contracts realized or settled during the period	(37)	(7)
Commodity trading contract additions and changes during the period	56	7
Fair value of commodity trading net contracts outstanding at June 30	$(35)	$(59)
At June 30, 2021, a 10% increase in market prices for commodity trading contracts through the forward curve would increase pre-tax income from continuing operations by approximately $19 million, whereas a 10% decrease would decrease pre-tax income from continuing operations by approximately $19 million. At June 30, 2020, a 10% increase in market prices for commodity trading contracts would increase pre-tax income from continuing operations by approximately $12 million, whereas a 10% decrease would decrease pre-tax income from continuing operations by approximately $12 million. Market price movements can exceed 10% under abnormal circumstances.
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
The VaRs for the NSP-Minnesota and PSCo commodity trading operations, excluding both non-derivative transactions and derivative transactions designated as normal purchase, normal sales, calculated on a consolidated basis using a Monte Carlo simulation with a 95% confidence level and a one-day holding period, were as follows:

(Millions of Dollars)	Three Months Ended June 30	VaR Limit	Average	High	Low
2021	$1.7	$3.0	$1.2	$1.9	$0.7
2020	0.8	3.0	0.9	1.1	0.6
A short-term increase in VaR occurred during the week of Feb. 12, 2021 through Feb. 18, 2021. On Feb. 17, 2021, the portfolio VaR reached a high of $52 million. This increase in VaR was driven by the unprecedented market conditions during Winter Storm Uri. Prior to this widespread weather event, VaR was $1 million and returned to $1 million by Feb. 19, 2021.
Nuclear Fuel Supply — NSP-Minnesota has contracted for approximately 23% of its 2021 enriched nuclear material requirements from sources that could be impacted by sanctions against entities doing business with Iran. Those sanctions may impact the supply of enriched nuclear material supplied from Russia. Long-term, through 2030, NSP-Minnesota is scheduled to take delivery of approximately 30% of its average enriched nuclear material requirements from these sources. NSP-Minnesota is able to manage nuclear fuel supply with alternate potential sources. NSP-Minnesota periodically assesses if further actions are required to assure a secure supply of enriched nuclear material.
Interest Rate Risk — Xcel Energy is subject to interest rate risk. Our risk management policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives such as swaps, caps, collars and put or call options.
At June 30, 2021 and 2020, a 100-basis-point change in the benchmark rate on Xcel Energy’s variable rate debt would impact pre-tax interest expense annually by approximately $18 million and $14 million, respectively.

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
At June 30, 2021, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $64 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $24 million. At June 30, 2020, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $27 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $2 million.
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
Commodity Derivatives — Xcel Energy monitors the creditworthiness of the counterparties to its commodity derivative contracts and assesses each counterparty’s ability to perform on the transactions. The impact of discounting commodity derivative assets for counterparty credit risk was not material to the fair value of commodity derivative assets at June 30, 2021.
Adjustments to fair value for credit risk of commodity trading instruments are recorded in electric revenues. Credit risk adjustments for other commodity derivative instruments are deferred as other comprehensive income or deferred as regulatory assets and liabilities. Classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms. The impact of discounting commodity derivative liabilities for credit risk was immaterial at June 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Operating Cash Flows

(Millions of Dollars)	Six Months Ended June 30
Cash provided by operating activities — 2020	$1,148

Components of change — 2021 vs. 2020
Higher net income	91
Non-cash transactions (a)	18
Changes in working capital (b)	(35)
Changes in net regulatory and other assets and liabilities	(733)
Cash provided by operating activities — 2021	$489
(a)Non-cash transactions applicable to net income (e.g., depreciation and amortization, nuclear fuel amortization, changes in deferred income taxes, allowance for equity funds used during construction, etc.).
(b)Working capital includes accounts receivable, accrued unbilled revenues, inventories, accounts payable, other current assets and other current liabilities.
Net cash provided by operating activities decreased $659 million for the six months ended June 30, 2021 compared with the prior year. Decrease was primarily due to the deferral of net natural gas, fuel and purchased energy costs related to Winter Storm Uri in the first quarter.
Investing Cash Flows

(Millions of Dollars)	Six Months Ended June 30
Cash used in investing activities — 2020	$(2,580)

Components of change — 2021 vs. 2020
Decreased capital expenditures	602
Other investing activities	(224)
Cash used in investing activities — 2021	$(2,202)
Net cash used in investing activities decreased $378 million for the six months ended June 30, 2021 compared with the prior year. The decrease in capital expenditures was due to the purchase of MEC in January 2020, which was subsequently sold in July 2020.
Financing Cash Flows

(Millions of Dollars)	Six Months Ended June 30
Cash provided by financing activities — 2020	$2,818

Components of change — 2021 vs. 2020
Lower debt issuances	(280)
Higher repayments of long-term debt	(399)
Higher dividends paid to shareholders	(39)
Other financing activities	22
Cash provided by financing activities — 2021	$2,122
Net cash provided by financing activities decreased $696 million for the six months ended June 30, 2021 compared with the prior year. The decrease was primarily attributable to the timing of short-term and long-term debt issuances.

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
As of July 26 2021, Xcel Energy Inc. and its utility subsidiaries had the following committed credit facilities available to meet liquidity needs:

(Millions of Dollars)	Credit Facility (a)	Drawn (b)	Available	Cash	Liquidity
Xcel Energy Inc.	$1,250	$508	$742	$—	$742
PSCo	700	9	691	3	694
NSP-Minnesota	500	9	491	226	717
SPS	500	13	487	2	489
NSP-Wisconsin	150	—	150	2	152
Total	$3,100	$539	$2,561	$233	$2,794
(a)Credit facilities expire in June 2024.
(b)Includes outstanding commercial paper and letters of credit.
Bilateral Credit Agreement
In April 2021, the uncommitted bilateral credit agreement was renewed for an additional one-year term. The credit agreement is limited in use to support letters of credit.
As of June 30, 2021, NSP-Minnesota’s outstanding letters of credit under the Bilateral Credit Agreement were as follows:

(Millions of Dollars)	Limit	Amount Outstanding	Available
NSP-Minnesota	$75	$75	$—
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
Short-term debt outstanding for Xcel Energy was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2021	Year Ended Dec. 31, 2020
Borrowing limit	$4,300	$3,100
Amount outstanding at period end	1,745	584
Average amount outstanding	1,521	1,126
Maximum amount outstanding	1,745	2,080
Weighted average interest rate, computed on a daily basis	0.66%	1.45%
Weighted average interest rate at period end	0.58	0.23
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
2021 Planned Financing Activity — During 2021, Xcel Energy plans to issue approximately $75 to $80 million of equity through the DRIP and benefit programs. Xcel Energy Inc. and its utility subsidiaries issued or anticipate issuing the following.

Issuer	Security	Amount		Status	Tenor	Coupon
PSCo	First Mortgage Bonds	$750	million	Completed	10 Year	1.875%
SPS	First Mortgage Bonds	250	million	Completed	29 Year	3.15
NSP-Minnesota	First Mortgage Bonds	425	million	Completed	10 Year	2.25
NSP-Minnesota	First Mortgage Bonds	425	million	Completed	31 Year	3.20
NSP-Wisconsin	First Mortgage Bonds	100	million	Q3 (a)	30 Year	2.82%
(a) The NSP-Wisconsin private placement first mortgage bond has been priced and is expected to close on July 30, 2021.
In addition, Xcel Energy may issue a holding company bond in the fourth quarter to pay down the outstanding term loan.
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
•Weather-normalized retail firm natural gas sales are projected to increase ~1%.
•Capital rider revenue is projected to increase $100 million to $110 million (net of PTCs). PTCs are credited to customers, through capital riders, fuel clause or base rates and results in a reduction to electric margin.
•O&M expenses are projected to increase 0% to 1%.
•Depreciation expense is projected to increase approximately $155 million to $165 million.
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
As of June 30, 2021, based on an evaluation carried out under the supervision and with the participation of Xcel Energy’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that Xcel Energy’s disclosure controls and procedures were effective.
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
In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss. For current proceedings not specifically reported herein, management does not anticipate that the ultimate liabilities, if any, would have a material effect on Xcel Energy’s consolidated financial statements. Legal fees are generally expensed as incurred.
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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
For the quarter ended June 30, 2021, no equity securities that are registered by Xcel Energy Inc. pursuant to Section 12 of the Securities Exchange Act of 1934 were purchased by or on behalf of us or any of our affiliated purchasers.

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

XCEL ENERGY INC.

July 29, 2021	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)