Form 10-Q
period 2021-09-30
XCEL ENERGY INC
filed 2021-10-28
CIK 72903

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Oct. 26, 2021
Common Stock, $2.50 par value	538,675,570 shares

This Form 10-Q is filed by Xcel Energy Inc. Additional information is available on various filings with the Securities and Exchange Commission.

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
e prime	e prime inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
WYCO	WYCO Development, LLC
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
COEO	Colorado Energy Office
CPUC	Colorado Public Utilities Commission
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
DOC	Minnesota Department of Commerce
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
FERC	Federal Energy Regulatory Commission
MPUC	Minnesota Public Utilities Commission
NDPSC	North Dakota Public Service Commission
NMPRC	New Mexico Public Regulation Commission
NRC	Nuclear Regulatory Commission
OAG	Minnesota Office of Attorney General
PSCW	Public Service Commission of Wisconsin
PUCT	Public Utility Commission of Texas
SEC	Securities and Exchange Commission
UCA	Colorado Office of the Utility Consumer Advocate

Electric, Purchased Gas and Resource Adjustment Clauses
DSM	Demand side management
FCA	Fuel clause adjustment
GUIC	Gas utility infrastructure cost rider
PSIA	Pipeline System Integrity Adjustment
RES	Renewable energy standard
TCR	Transmission cost recovery adjustment

Other
AFUDC	Allowance for funds used during construction
ALJ	Administrative Law Judge
ASC	FASB Accounting Standards Codification
C&I	Commercial and Industrial
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by EPA regulating the management, storage and disposal of CCRs as a nonhazardous waste
CDD	Cooling degree-days
CEO	Chief executive officer
CFO	Chief financial officer
COVID-19	Novel coronavirus
DRIP	Dividend Reinvestment and Stock Purchase Program
EIP	Energy Impact Partners
EPS	Earnings per share
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
FTR	Financial transmission right
GAAP	United States generally accepted accounting principles
GCA	Gas cost adjustment
GE	General Electric Company
HDD	Heating degree-days
IPP	Independent power producing entity
KEPCO	Korea Electric Power Corporation
LLC	Limited liability company
LP&L	Lubbock Power and Light
MDL	Multi district litigation
MEC	Mankato Energy Center
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
NAV	Net asset value
NOL	Net operating loss
NOPR	Notice of Proposed Rulemaking
O&M	Operating and maintenance
OATT	Open Access Transmission Tariff

PFAS	Per- and PolyFluoroAlkyl Substances
PPA	Power purchase agreement
PTC	Production tax credit
ROE	Return on equity
RTO	Regional Transmission Organization
SMMPA	Southern Minnesota Municipal Power Agency
SPP	Southwest Power Pool, Inc.
THI	Temperature-humidity index
TOs	Transmission owners
VaR	Value at Risk
VIE	Variable interest entity

Measurements
MW	Megawatts

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including the 2021 and 2022 EPS guidance, long-term EPS and dividend growth rate objectives, future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, and expected impact on our results of operations, financial condition and cash flows of resettlement calculations and credit losses relating to certain energy transactions, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed in Xcel Energy’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2020 and subsequent filing with the SEC could cause actual results to differ materially from management expectations as suggested by such forward-looking information: uncertainty around the impacts and duration of the COVID-19 pandemic; operational safety, including our nuclear generation facilities; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee work force and third-party contractor factors; ability to recover costs, changes in regulation and subsidiaries’ ability to recover costs from customers; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of Xcel Energy Inc. and its subsidiaries to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; our subsidiaries’ ability to make dividend payments; tax laws; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; and costs of potential regulatory penalties.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions, except per share data)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2021	2020	2021	2020
Operating revenues
Electric	$3,176	$2,941	$8,643	$7,430
Natural gas	268	219	1,364	1,082
Other	23	22	69	67
Total operating revenues	3,467	3,182	10,076	8,579

Operating expenses
Electric fuel and purchased power	1,210	981	3,643	2,611
Cost of natural gas sold and transported	86	54	603	425
Cost of sales — other	11	11	28	28
Operating and maintenance expenses	568	579	1,752	1,708
Conservation and demand side management expenses	78	73	222	215
Depreciation and amortization	537	513	1,586	1,449
Taxes (other than income taxes)	152	158	472	453
Total operating expenses	2,642	2,369	8,306	6,889

Operating income	825	813	1,770	1,690

Other (expense) income, net	(3)	1	5	(6)
Earnings from equity method investments	13	12	47	29
Allowance for funds used during construction — equity	21	30	53	91

Interest charges and financing costs
Interest charges — includes other financing costs of $7, $7, $22 and $21, respectively	211	221	628	628
Allowance for funds used during construction — debt	(7)	(11)	(18)	(33)
Total interest charges and financing costs	204	210	610	595

Income before income taxes	652	646	1,265	1,209
Income tax expense (benefit)	43	43	(17)	24
Net income	$609	$603	$1,282	$1,185

Weighted average common shares outstanding:
Basic	539	526	539	526
Diluted	539	528	539	527

Earnings per average common share:
Basic	$1.13	$1.15	$2.38	$2.25
Diluted	1.13	1.14	2.38	2.25

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2021	2020	2021	2020
Net income	$609	$603	$1,282	$1,185
Other comprehensive income (loss)
Pension and retiree medical benefits:
Reclassifications of loss to net income, net of tax of $1, $—, $2 and $1, respectively	4	1	5	4
Derivative instruments:
Net fair value increase (decrease), net of tax of $1, $—, $1 and $(3), respectively	3	—	4	(10)
Reclassification of losses to net income, net of tax of $—, $—, $1 and $1, respectively	2	1	6	4

Total other comprehensive income (loss)	9	2	15	(2)
Total comprehensive income	$618	$605	$1,297	$1,183

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Nine Months Ended Sept. 30
	2021	2020
Operating activities
Net income	$1,282	$1,185
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,597	1,459
Nuclear fuel amortization	86	94
Deferred income taxes	(9)	45
Allowance for equity funds used during construction	(53)	(91)
Earnings from equity method investments	(47)	(29)
Dividends from equity method investments	31	32
Provision for bad debts	53	39
Share-based compensation expense	20	60
Changes in operating assets and liabilities:
Accounts receivable	(152)	(108)
Accrued unbilled revenues	58	124
Inventories	(82)	(37)
Other current assets	8	(68)
Accounts payable	61	(97)
Net regulatory assets and liabilities	(997)	(139)
Other current liabilities	(22)	(54)
Pension and other employee benefit obligations	(131)	(138)
Other, net	(124)	(103)
Net cash provided by operating activities	1,579	2,174

Investing activities
Capital/construction expenditures	(3,032)	(3,681)
Sale of MEC	—	684
Purchase of investment securities	(540)	(1,275)
Proceeds from the sale of investment securities	531	1,260
Other, net	(24)	(9)
Net cash used in investing activities	(3,065)	(3,021)

Financing activities
Proceeds from (repayments of) short-term borrowings, net	1,163	(95)
Proceeds from issuances of long-term debt	1,920	2,940
Repayments of long-term debt, including reacquisition premiums	(399)	(701)
Proceeds from issuance of common stock	13	5
Dividends paid	(698)	(638)
Other, net	(11)	(27)
Net cash provided by financing activities	1,988	1,484

Net change in cash, cash equivalents and restricted cash	502	637
Cash, cash equivalents and restricted cash at beginning of period	129	248
Cash, cash equivalents and restricted cash at end of period	$631	$885

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(592)	$(582)
Cash paid for income taxes, net	(6)	(17)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$476	$933
Inventory transfers to property, plant and equipment	87	250
Operating lease right-of-use assets	4	361
Allowance for equity funds used during construction	53	91
Issuance of common stock for reinvested dividends and/or equity awards	26	51

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	Sept. 30, 2021	Dec. 31, 2020
Assets
Current assets
Cash and cash equivalents	$631	$129
Accounts receivable, net	1,022	916
Accrued unbilled revenues	656	714
Inventories	587	535
Regulatory assets	1,073	640
Derivative instruments	228	49
Prepaid taxes	55	42
Prepayments and other	235	250
Total current assets	4,487	3,275

Property, plant and equipment, net	44,730	42,950

Other assets
Nuclear decommissioning fund and other investments	3,446	3,096
Regulatory assets	3,101	2,737
Derivative instruments	72	30
Operating lease right-of-use assets	1,342	1,490
Other	339	379
Total other assets	8,300	7,732
Total assets	$57,517	$53,957

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$621	$421
Short-term debt	1,747	584
Accounts payable	1,319	1,237
Regulatory liabilities	338	311
Taxes accrued	553	578
Accrued interest	206	203
Dividends payable	246	231
Derivative instruments	76	53
Operating lease liabilities	218	214
Other	440	407
Total current liabilities	5,764	4,239

Deferred credits and other liabilities
Deferred income taxes	4,913	4,746
Regulatory liabilities	5,389	5,302
Asset retirement obligations	3,094	2,884
Derivative instruments	99	131
Customer advances	199	197
Pension and employee benefit obligations	515	666
Operating lease liabilities	1,187	1,344
Other	207	228
Total deferred credits and other liabilities	15,603	15,498

Commitments and contingencies
Capitalization
Long-term debt	20,979	19,645
Common stock — 1,000,000,000 shares authorized of $2.50 par value; 538,458,952 and 537,438,394 shares outstanding at Sept. 30, 2021 and Dec. 31, 2020, respectively	1,346	1,344
Additional paid in capital	7,443	7,404
Retained earnings	6,508	5,968
Accumulated other comprehensive loss	(126)	(141)
Total common stockholders’ equity	15,171	14,575
Total liabilities and equity	$57,517	$53,957

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)
(amounts in millions, except per share data; shares in actual amounts)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholders' Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended Sept. 30, 2021 and 2020
Balance at June 30, 2020	525,204,978	$1,313	$6,679	$5,538	$(145)	$13,385
Net income				603		603
Other comprehensive income					2	2
Dividends declared on common stock ($0.43 per share)				(226)		(226)
Issuances of common stock	302,321	1	9			10
Repurchase of common stock	(54,475)	—	(4)			(4)
Share-based compensation			10	(3)		7
Balance at Sept. 30, 2020	525,452,824	$1,314	$6,694	$5,912	$(143)	$13,777

Balance at June 30, 2021	538,305,927	$1,346	$7,435	$6,146	$(135)	$14,792
Net income				609		609
Other comprehensive income					9	9
Dividends declared on common stock ($0.4575 per share)				(247)		(247)
Issuances of common stock	153,025	—	10			10
Share-based compensation			(2)	—		(2)
Balance at Sept. 30, 2021	538,458,952	$1,346	$7,443	$6,508	$(126)	$15,171

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholders' Equity
	Shares	Par Value	Additional Paid In Capital
Nine Months Ended Sept. 30, 2021 and 2020
Balance at Dec. 31, 2019	524,539,000	$1,311	$6,656	$5,413	$(141)	$13,239
Net income				1,185		1,185
Other comprehensive loss					(2)	(2)
Dividends declared on common stock ($1.29 per share)				(679)		(679)
Issuances of common stock	968,299	3	30			33
Repurchase of common stock	(54,475)	—	(4)			(4)
Share-based compensation			12	(5)		7
Adoption of ASC Topic 326				(2)		(2)
Balance at Sept. 30, 2020	525,452,824	$1,314	$6,694	$5,912	$(143)	$13,777

Balance at Dec. 31, 2020	537,438,394	$1,344	$7,404	$5,968	$(141)	$14,575
Net income				1,282		1,282
Other comprehensive income					15	15
Dividends declared on common stock ($1.373 per share)				(739)		(739)
Issuances of common stock	1,020,558	2	38			40
Share-based compensation			1	(3)		(2)
Balance at Sept. 30, 2021	538,458,952	$1,346	$7,443	$6,508	$(126)	$15,171

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of Xcel Energy Inc. and its subsidiaries as of Sept. 30, 2021 and Dec. 31, 2020; the results of Xcel Energy’s operations, including the components of net income, comprehensive income, and changes in stockholders’ equity for the three and nine months ended Sept. 30, 2021 and 2020; and Xcel Energy’s cash flows for the nine months ended Sept. 30, 2021 and 2020.
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
Subsequent Event
On Oct. 25, 2021, PSCo filed a comprehensive settlement with the CPUC Staff and the COEO, which proposes to address four outstanding regulatory items, including recovery of fuel costs related to Winter Storm Uri, disputed revenue associated with the 2020 electric decoupling pilot program year, replacement power costs associated with an extended outage at Comanche Unit 3 during 2020 and deferred customer bad debt balances associated with COVID-19. The UCA has not signed the settlement. A hearing and a CPUC decision on the settlement is expected in the first quarter of 2022.
Key terms of the proposed settlement:
•PSCo would fully recover Winter Storm Uri deferred net natural gas, fuel and purchased energy costs of $263 million (electric utility) and $287 million (natural gas utility) over a 24-month and 30-month period, respectively, with no carrying charges through a rider mechanism. Recovery would commence Jan. 1, 2022 for electric costs and April 1, 2022 for natural gas costs.
•PSCo will refund electric customers $41 million (previously deferred) related to the 2020 electric decoupling pilot program.
•PSCo agreed to forego recovery of $14 million for replacement power costs due to an extended outage at Comanche Unit 3 during 2020.
•PSCo also agreed to not seek recovery of COVID-19 related bad debt expense, previously deferred as a regulatory asset, and recorded an additional $11 million of incremental bad debt expense for the period ended Sept. 30, 2021.

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

3. Selected Balance Sheet Data

(Millions of Dollars)	Sept. 30, 2021	Dec. 31, 2020
Accounts receivable, net
Accounts receivable	$1,119	$995
Less allowance for bad debts	(97)	(79)
Accounts receivable, net	$1,022	$916

(Millions of Dollars)	Sept. 30, 2021	Dec. 31, 2020
Inventories
Materials and supplies	$283	$275
Fuel	155	176
Natural gas	149	84
Total inventories	$587	$535

(Millions of Dollars)	Sept. 30, 2021	Dec. 31, 2020
Property, plant and equipment, net
Electric plant	$49,293	$47,104
Natural gas plant	7,443	7,135
Common and other property	2,519	2,503
Plant to be retired (a)	603	677
Construction work in progress	2,263	1,877
Total property, plant and equipment	62,121	59,296
Less accumulated depreciation	(17,711)	(16,657)
Nuclear fuel	3,065	2,970
Less accumulated amortization	(2,745)	(2,659)
Property, plant and equipment, net	$44,730	$42,950
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

Commercial paper and term loan borrowings outstanding for Xcel Energy:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2021	Year Ended Dec. 31, 2020
Borrowing limit	$4,300	$3,100
Amount outstanding at period end	1,747	584
Average amount outstanding	1,742	1,126
Maximum amount outstanding	1,857	2,080
Weighted average interest rate, computed on a daily basis	0.57%	1.45%
Weighted average interest rate at period end	0.56	0.23
Letters of Credit — Xcel Energy Inc. and its subsidiaries use letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. There were $19 million and $20 million of letters of credit outstanding under the credit facilities at Sept. 30, 2021 and Dec. 31, 2020, respectively. Amounts approximate their fair value and are subject to fees.
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
As of Sept. 30, 2021, Xcel Energy Inc. and its utility subsidiaries had the following committed revolving credit facilities available:

(Millions of Dollars)	Credit Facility (a)	Drawn (b)	Available
Xcel Energy Inc.	$1,250	$529	$721
PSCo	700	8	692
NSP-Minnesota	500	9	491
SPS	500	20	480
NSP-Wisconsin	150	—	150
Total	$3,100	$566	$2,534
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
As of Sept. 30, 2021, Xcel Energy Inc.’s term loan borrowings were as follows:

(Millions of Dollars)	Limit	Amount Used	Available
Xcel Energy Inc.	$1,200	$1,200	$—
Bilateral Credit Agreement
In April 2021, NSP-Minnesota’s uncommitted bilateral credit agreement was renewed for an additional one-year term. The credit agreement is limited in use to support letters of credit.
As of Sept. 30, 2021, NSP-Minnesota’s outstanding letters of credit under the bilateral credit agreement were as follows:

(Millions of Dollars)	Limit	Amount Outstanding	Available
NSP-Minnesota	$75	$41	$34
Long-Term Borrowings and Other Financing Instruments
During the nine months ended Sept. 30, 2021, Xcel Energy Inc. and its utility subsidiaries issued the following:
•PSCo issued $750 million of 1.875% first mortgage bonds due June 15, 2031.
•SPS issued $250 million of 3.15% first mortgage bonds due May 1, 2050.
•NSP-Minnesota issued $425 million of 2.25% first mortgage bonds due April 1, 2031 and $425 million of 3.20% first mortgage bonds due April 1, 2052.
•NSP-Wisconsin issued $100 million of 2.82% first mortgage bonds due May 1, 2051.
Other Equity — Xcel Energy Inc. issued $38 million and $30 million of equity through the DRIP during the nine months ended Sept. 30, 2021 and 2020, respectively. The program allows shareholders to reinvest their dividends directly in Xcel Energy Inc. common stock.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. Xcel Energy’s operating revenues consisted of the following:

	Three Months Ended Sept. 30, 2021
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$999	$133	$12	$1,144
C&I	1,515	76	7	1,598
Other	35	—	1	36
Total retail	2,549	209	20	2,778
Wholesale	288	—	—	288
Transmission	167	—	—	167
Other	17	45	—	62
Total revenue from contracts with customers	3,021	254	20	3,295
Alternative revenue and other	155	14	3	172
Total revenues	$3,176	$268	$23	$3,467

	Three Months Ended Sept. 30, 2020
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$962	$124	$11	$1,097
C&I	1,340	56	5	1,401
Other	34	—	2	36
Total retail	2,336	180	18	2,534
Wholesale	227	—	—	227
Transmission	157	—	—	157
Other	17	28	—	45
Total revenue from contracts with customers	2,737	208	18	2,963
Alternative revenue and other	204	11	4	219
Total revenues	$2,941	$219	$22	$3,182

	Nine Months Ended Sept. 30, 2021
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$2,488	$774	$33	$3,295
C&I	3,830	389	22	4,241
Other	96	—	5	101
Total retail	6,414	1,163	60	7,637
Wholesale	1,265	—	—	1,265
Transmission	461	—	—	461
Other	51	106	—	157
Total revenue from contracts with customers	8,191	1,269	60	9,520
Alternative revenue and other	452	95	9	556
Total revenues	$8,643	$1,364	$69	$10,076

	Nine Months Ended Sept. 30, 2020
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$2,356	$647	$32	$3,035
C&I	3,481	308	20	3,809
Other	94	—	4	98
Total retail	5,931	955	56	6,942
Wholesale	553	—	—	553
Transmission	442	—	—	442
Other	55	86	—	141
Total revenue from contracts with customers	6,981	1,041	56	8,078
Alternative revenue and other	449	41	11	501
Total revenues	$7,430	$1,082	$67	$8,579

6. Income Taxes
Note 7 to the consolidated financial statements included in Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2020 represents, in all material respects, the current status of other income tax matters except to the extent noted below, and are incorporated by reference.
Difference between the statutory rate and ETR:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2021	2020	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%	21.0%
State tax (net of federal tax effect)	5.0	5.0	5.0	5.1
Decreases:
Wind PTCs	(12.1)	(8.0)	(20.0)	(13.2)
Plant regulatory differences (a)	(5.8)	(7.2)	(6.0)	(7.4)
NOL carryback	—	(1.9)	—	(1.0)
Other (net)	(1.5)	(2.2)	(1.3)	(2.5)
Effective income tax rate	6.6%	6.7%	(1.3)%	2.0%
(a)Regulatory differences for income tax primarily relate to the credit of excess deferred taxes to customers through the average rate assumption method. Income tax benefits associated with the credit of excess deferred credits are offset by corresponding revenue reductions.
Federal Audits — Statute of limitations applicable to Xcel Energy’s consolidated federal income tax returns expire as follows:

Tax Years	Expiration
2014 — 2016	December 2022
2018	September 2022
Additionally, the statute of limitations related to certain federal tax credit carryforwards will remain open until those credits are utilized in subsequent returns. Further, the statute of limitations related to a federal tax loss carryback claim filed in 2020 has been extended. Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of this issue; however, the outcome and timing of a resolution is unknown.
State Audits — Xcel Energy files consolidated state tax returns based on income in its major operating jurisdictions and various other state income-based tax returns.
As of Sept. 30, 2021, Xcel Energy’s earliest open tax years (subject to examination by state taxing authorities in its major operating jurisdictions) were as follows:

State	Year
Colorado	2014
Minnesota	2013
Texas	2012
Wisconsin	2016
•In February 2021, Minnesota concluded its review and commenced an audit of tax years 2015 - 2018. No material adjustments have been proposed.
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
Unrecognized tax benefits — permanent vs. temporary:

(Millions of Dollars)	Sept. 30, 2021	Dec. 31, 2020
Unrecognized tax benefit — Permanent tax positions	$46	$41
Unrecognized tax benefit — Temporary tax positions	11	11
Total unrecognized tax benefit	$57	$52
Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	Sept. 30, 2021	Dec. 31, 2020
NOL and tax credit carryforwards	$(35)	$(31)
As Internal Revenue Service audits resume and the state audits progress, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $27 million in the next 12 months.
Payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards.
Interest payable related to unrecognized tax benefits:

(Millions of Dollars)	Sept. 30, 2021	Dec. 31, 2020
Payable for interest related to unrecognized tax benefits at beginning of period	$(3)	$—
Interest expense related to unrecognized tax benefits	—	(3)
Payable for interest related to unrecognized tax benefits at end of period	$(3)	$(3)
No penalties were accrued related to unrecognized tax benefits as of Sept. 30, 2021 or Dec. 31, 2020.

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
•Liability awards subject to a performance condition; any portions settled in shares are included in common shares outstanding upon settlement.
Common shares outstanding used in the basic and diluted EPS computation:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(Shares in Millions)	2021	2020	2021	2020
Basic	539	526	539	526
Diluted (a)	539	528	539	527
(a)Diluted common shares outstanding included common stock equivalents of 0.3 million and 1.6 million for the three months ended Sept. 30, 2021 and 2020, respectively. Diluted common shares outstanding included common stock equivalents of 0.3 million and 1.0 million for the nine months ended Sept. 30, 2021 and 2020, respectively.

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
Unrealized gains for the nuclear decommissioning fund were $1.2 billion and $981 million as of Sept. 30, 2021 and Dec. 31, 2020, respectively, and unrealized losses were $5 million as of Sept. 30, 2021 and Dec. 31, 2020.
Non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund:

	Sept. 30, 2021
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$38	$38	$—	$—	$—	$38
Commingled funds	821	—	—	—	1,208	1,208
Debt securities	620	—	643	15	—	658
Equity securities	407	1,178	2	—	—	1,180
Total	$1,886	$1,216	$645	$15	$1,208	$3,084
(a)    Reported in nuclear decommissioning fund and other investments on the consolidated balance sheets, which also includes $204 million of equity method investments and $158 million of rabbi trust assets and miscellaneous investments.

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
For the three and nine months ended Sept. 30, 2021 and 2020, there were immaterial Level 3 nuclear decommissioning fund investments or transfer of amounts between levels.
Contractual maturity dates of debt securities in the nuclear decommissioning fund as of Sept. 30, 2021:

	Final Contractual Maturity
(Millions of Dollars)	Due in 1 year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 years	Total
Debt securities	$2	$153	$204	$299	$658
Rabbi Trusts
Xcel Energy has established rabbi trusts to provide partial funding for future distributions of its supplemental executive retirement plan and deferred compensation plan.
Cost and fair value of assets held in rabbi trusts:

	Sept. 30, 2021
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trusts (a)
Cash equivalents	$17	$17	$—	$—	$17
Mutual funds	71	84	—	—	84
Total	$88	$101	$—	$—	$101

	Dec. 31, 2020
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trusts (a)
Cash equivalents	$32	$32	$—	$—	$32
Mutual funds	60	70	—	—	70
Total	$92	$102	$—	$—	$102
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
As of Sept. 30, 2021, accumulated other comprehensive loss related to interest rate derivatives included $6 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings.
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
Gross notional amounts of commodity forwards, options and FTRs:

(Amounts in Millions) (a)(b)	Sept. 30, 2021	Dec. 31, 2020
Megawatt hours of electricity	101	87
Million British thermal units of natural gas	184	175
(a)Not reflective of net positions in the underlying commodities.
(b)Notional amounts for options included on a gross basis but weighted for the probability of exercise.
Consideration of Credit Risk and Concentrations — Xcel Energy continuously monitors the creditworthiness of counterparties to its interest rate derivatives and commodity derivative contracts, prior to settlement, and assesses each counterparty’s ability to perform on the transactions set forth in the contracts. Impact of credit risk was immaterial to the fair value of unsettled commodity derivatives presented in the consolidated balance sheets.
Xcel Energy’s utility subsidiaries’ most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to their wholesale, trading and non-trading commodity activities.
As of Sept. 30, 2021, six of Xcel Energy’s ten most significant counterparties for these activities, comprising $121 million, or 40%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings. Two of the ten most significant counterparties, comprising $29 million, or 10%, of this credit exposure, were not rated by these external ratings agencies, but based on Xcel Energy’s internal analysis, had credit quality consistent with investment grade. Two of these significant counterparties, comprising $44 million or 14% of this credit exposure, had credit quality less than investment grade, based on internal analysis. Five of these significant counterparties are municipal or cooperative electric entities, RTOs or other utilities.

Impact of Derivative Activity —

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities
Three Months Ended Sept. 30, 2021
Derivatives designated as cash flow hedges:
Interest rate	$4	$—
Total	$4	$—
Other derivative instruments:
Electric commodity	$—	$5
Natural gas commodity	—	57
Total	$—	$62

Nine Months Ended Sept. 30, 2021
Derivatives designated as cash flow hedges:
Interest rate	$5	$—
Total	$5	$—
Other derivative instruments:
Electric commodity	$—	$18
Natural gas commodity	—	57
Total	$—	$75

Three Months Ended Sept. 30, 2020
Other derivative instruments:
Electric commodity	$—	$(3)
Natural gas commodity	—	2
Total	$—	$(1)

Nine Months Ended Sept. 30, 2020
Derivatives designated as cash flow hedges:
Interest rate	$(13)	$—
Total	$(13)	$—
Other derivative instruments:
Electric commodity	$—	$(3)
Natural gas commodity	—	(1)
Total	$—	$(4)

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Three Months Ended Sept. 30, 2021
Derivatives designated as cash flow hedges:
Interest rate	$2	(a)	$—		$—
Total	$2		$—		$—
Other derivative instruments:
Commodity trading	$—		$—		$1	(b)
Electric commodity	—		3	(c)	—
Total	$—		$3		$1

Nine Months Ended Sept. 30, 2021
Derivatives designated as cash flow hedges:
Interest rate	$7	(a)	$—		$—
Total	$7		$—		$—
Other derivative instruments:
Commodity trading	$—		$—		$49	(b)
Electric commodity	—		(26)	(c)	—
Natural gas commodity	—		8	(d)	(10)	(d)
Total	$—		$(18)		$39

Three Months Ended Sept. 30, 2020
Derivatives designated as cash flow hedges:
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments:
Commodity trading	$—		$—		$2	(b)
Electric commodity	—		(3)	(c)	—
Total	$—		$(3)		$2

Nine Months Ended Sept. 30, 2020
Derivatives designated as cash flow hedges:
Interest rate	$5	(a)	$—		$—
Total	$5		$—		$—
Other derivative instruments:
Commodity trading	$—		$—		$(1)	(b)
Electric commodity	—		(6)	(c)	—
Natural gas commodity	—		5	(d)	(6)	(d)
Total	$—		$(1)		$(7)
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

Credit Related Contingent Features — Contract provisions for derivative instruments that the utility subsidiaries enter, including those accounted for as normal purchase-normal sale contracts and therefore not reflected on the consolidated balance sheets, may require the posting of collateral or settlement of the contracts for various reasons, including if the applicable utility subsidiary’s credit ratings are downgraded below its investment grade credit rating by any of the major credit rating agencies. At Sept. 30, 2021 and Dec. 31, 2020, there were $2 million and $4 million, respectively, of derivative liabilities with such underlying contract provisions. Certain contracts also contain cross default provisions that may require the posting of collateral or settlement of the contracts if there was a failure under other financing arrangements related to payment terms or other covenants. As of Sept. 30, 2021 and Dec. 31, 2020, there were approximately $62 million and $60 million, respectively, of derivative liabilities with such underlying contract provisions.
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
Recurring Fair Value Measurements — Derivative assets and liabilities measured at fair value on a recurring basis:

	Sept. 30, 2021						Dec. 31, 2020
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Derivatives designated as cash flow hedges:
Interest rate	$—	$4	$—	$4	$—	$4	$—	$—	$—	$—	$—	$—
Other derivative instruments:
Commodity trading	$50	$240	$23	$313	$(253)	$60	$2	$67	$1	$70	$(52)	$18
Electric commodity	—	—	83	83	(1)	82	—	—	20	20	(1)	19
Natural gas commodity	—	79	—	79	—	79	—	9	—	9	—	9
Total current derivative assets	$50	$323	$106	$479	$(254)	225	$2	$76	$21	$99	$(53)	46
PPAs (b)						3						3
Current derivative instruments						$228						$49
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$23	$72	$99	$194	$(129)	$65	$8	$66	$8	$82	$(62)	$20
Total noncurrent derivative assets	$23	$72	$99	$194	$(129)	65	$8	$66	$8	$82	$(62)	20
PPAs (b)						7						10
Noncurrent derivative instruments						$72						$30

	Sept. 30, 2021						Dec. 31, 2020
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Other derivative instruments:
Commodity trading	$48	$239	$25	$312	$(253)	$59	$4	$64	$17	$85	$(58)	$27
Electric commodity	—	—	1	1	(1)	—	—	—	1	1	(1)	—
Natural gas commodity	—	—	—	—	—	—	—	9	—	9	—	9
Total current derivative liabilities	$48	$239	$26	$313	$(254)	59	$4	$73	$18	$95	$(59)	36
PPAs (b)						17						17
Current derivative instruments						$76						$53
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$22	$69	$120	$211	$(156)	$55	$3	$58	$60	$121	$(47)	$74
Total noncurrent derivative liabilities	$22	$69	$120	$211	$(156)	55	$3	$58	$60	$121	$(47)	74
PPAs (b)						44						57
Noncurrent derivative instruments						$99						$131
(a)Xcel Energy nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Sept. 30, 2021 and Dec. 31, 2020. At both Sept. 30, 2021 and Dec. 31, 2020, derivative assets and liabilities include $15 million of obligations to return cash collateral. At Sept. 30, 2021 and Dec. 31, 2020, derivative assets and liabilities include rights to reclaim cash collateral of $42 million and $6 million, respectively. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)During 2006, Xcel Energy qualified these contracts under the normal purchase exception. Based on this qualification, contracts are no longer adjusted to fair value and the previous carrying value of these contracts is being amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Changes in Level 3 commodity derivatives:

	Three Months Ended Sept. 30
(Millions of Dollars)	2021	2020
Balance at July 1	$71	$34
Purchases	2	—
Settlements	(53)	(17)
Net transactions recorded during the period:
Gains (losses) recognized in earnings (a)	12	(25)
Net gains recognized as regulatory assets and liabilities	27	2
Balance at Sept. 30	$59	$(6)

	Nine Months Ended Sept. 30
(Millions of Dollars)	2021	2020
Balance at Jan. 1	$(49)	$4
Purchases	65	49
Settlements	(101)	(59)
Net transactions recorded during the period:
Gains (losses) recognized in earnings (a)	59	(11)
Net gains recognized as regulatory assets and liabilities	85	11
Balance at Sept. 30	$59	$(6)
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
Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	Sept. 30, 2021		Dec. 31, 2020
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$21,600	$24,657	$20,066	$24,412
Fair value of Xcel Energy’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Sept. 30, 2021 and Dec. 31, 2020 and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

9. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended Sept. 30
	2021	2020	2021	2020
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$26	$24	$—	$—
Interest cost (a)	26	31	4	5
Expected return on plan assets (a)	(52)	(52)	(4)	(5)
Amortization of prior service credit (a)	—	(1)	(2)	(2)
Amortization of net loss (a)	27	25	1	1
Settlement charge (b)	39	—	—	—
Net periodic benefit cost (credit)	66	27	(1)	(1)
Effects of regulation	(31)	4	1	1
Net benefit cost (credit) recognized for financial reporting	$35	$31	$—	$—

	Nine Months Ended Sept. 30
	2021	2020	2021	2020
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$78	$72	$1	$1
Interest cost (a)	78	94	11	14
Expected return on plan assets (a)	(155)	(156)	(13)	(15)
Amortization of prior service credit (a)	(1)	(3)	(6)	(6)
Amortization of net loss (a)	81	74	4	3
Settlement charge (b)	39	—	—	—
Net periodic benefit cost (credit)	120	81	(3)	(3)
Effects of regulation	(32)	7	2	2
Net benefit cost (credit) recognized for financial reporting	$88	$88	$(1)	$(1)
(a)     The components of net periodic cost other than the service cost component are included in the line item “Other (expense) income, net” in the consolidated statements of income or capitalized on the consolidated balance sheets as a regulatory asset.
(b)     A settlement charge is required when the amount of all lump-sum distributions during the year is greater than the sum of the service and interest cost components of the annual net periodic pension cost. In the third quarter of 2021 as a result of lump-sum distributions during the 2021 plan year, Xcel Energy recorded a total pension settlement charge of $39 million, the majority of which was not recognized in earnings due to the effects of regulation. A total of $4 million of that amount was recorded in other expense in the third quarter 2021.
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
One case remains active which includes an MDL matter consisting of a Wisconsin purported class (Arandell Corp.).
Breckenridge/Colorado — In February 2019, the MDL panel remanded Breckenridge back to the U.S. District Court in Colorado. Settlement of approximately $3 million was reached in February 2021. In July 2021, the settlement was approved.
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
Westmoreland Arbitration — In November 2014, insurers of the Westmoreland Coal Company filed an arbitration demand against NSP-Minnesota, SMMPA and Western Fuels Association, seeking recovery of alleged $36 million of business losses due to a turbine failure at Sherco Unit 3. The Westmoreland insurers claim NSP-Minnesota’s invocation of the force majeure clause to stop the supply of coal was improper because the incident was allegedly caused by NSP-Minnesota’s failure to conform to industry maintenance standards.
NSP-Minnesota denies the claims asserted by the Westmoreland insurers and believes it properly stopped the supply of coal based upon the force majeure provision. A final hearing has been scheduled for October 2022. The parties are also required to participate in mediation, which has been scheduled for Nov. 15, 2021. At this stage of the proceeding, a reasonable estimate of damages or range of damages cannot be determined.
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
The MISO TOs and various parties have filed petitions for review of Opinion Nos. 569, 569-A and 569-B at the D.C. Circuit. A hearing is expected in the fourth quarter of 2021 with a decision anticipated in the first half of 2022.
FERC NOPR on ROE Incentive Adders — In April 2021, the FERC issued a NOPR proposing to limit collection of ROE incentive adders for RTO membership to the first three years after an entity begins participation in an RTO. If adopted as a final rule, NSP-Minnesota, NSP-Wisconsin and SPS would prospectively discontinue charging their current 50 basis point ROE incentive adders. Amounts related to a discontinuance of the adder would ultimately be offset by an increase in retail rates, subject to future rate cases.

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
In July 2018, SPS’ appeal to the D.C. Circuit over the FERC rulings granting SPP the right to recover previously unbilled charges was remanded to the FERC. In February 2019, the FERC reversed its 2016 decision and ordered SPP to refund charges retroactively collected from its transmission customers, including SPS, related to periods before September 2015. In March 2020, SPP and Oklahoma Gas & Electric separately filed petitions for review of the FERC’s orders at the D.C. Circuit. In August 2021, the D.C. Circuit issued a decision denying these appeals and upholding the FERC’s orders. Refunds received by SPS are expected to be given back to SPS customers through future rates.
In October 2017, SPS filed a separate related complaint asserting SPP assessed upgrade charges to SPS in violation of the SPP OATT. In March 2018, the FERC issued an order denying the SPS complaint. SPS filed a request for rehearing in April 2018. The FERC issued a tolling order granting a rehearing for further consideration in May 2018. If SPS’ complaint results in additional charges or refunds, SPS will seek to recover or refund the amount through future SPS customer rates. In October 2020, SPS filed a petition for review of the FERC’s March 2018 order and May 2018 tolling order at the D.C. Circuit. FERC has asked that this appeal be stayed until early 2022, in order to provide FERC with time to issue an order on SPS’ April 2018 rehearing request. The D.C. Circuit appeal may resume after that FERC order is issued.
Contract Termination — SPS and LP&L have a 25-year, 170 MW partial requirements contract. In May 2021, SPS and LP&L finalized a settlement which would terminate the contract upon LP&L’s move from the SPP to the ERCOT (expected in 2023). The settlement agreement requires LP&L to pay SPS $78 million (lump sum or annual installments), to the benefit of SPS’ remaining customers. LP&L would remain obligated to pay for SPP transmission charges associated with LP&L’s load in SPP. The settlement agreement is subject to approval by the PUCT and FERC.
Comanche Unit 3 Litigation — In February 2021, the joint owners of Comanche Unit 3 (CORE Electric Cooperative, formerly known as Intermountain Rural Electrical Association, and Holy Cross Electric) served PSCo with a notice of claim related to Comanche Unit 3's operation and availability.
Discussions with Holy Cross Electric are proceeding pursuant to a contractual dispute resolution process and the amount of any alleged damages depends on multiple factors and is currently unknown.
In September 2021, CORE Electric Cooperative filed a lawsuit in Colorado state court seeking an unspecified amount of damages. CORE Electric Cooperative alleges PSCo breached ownership agreement terms by failing to operate Comanche Unit 3 in accordance with prudent utility practices. PSCo is continuing to assess legal options in response to the Complaint including assertions of affirmative defenses.
GCA NOPR — In June 2021, the CPUC issued a NOPR addressing the recovery of costs through the GCA. The proposed rule would establish an annual forecast of GCA costs for each utility and allow each utility to recover only 90%-95% of any costs in excess of the forecasted amount. The proposed rule would allow utilities to earn an incentive equal to an undefined portion of any savings relative to forecasted costs. Comments were filed and requested that the CPUC delay the rule making process until after the 2021-2022 heating season; in part because utilities have already proceeded with purchasing gas for the upcoming heating season in accordance with prior CPUC decisions. In August 2021, the CPUC announced they would postpone a decision to a future date.
Environmental
MGP, Landfill and Disposal Sites
Xcel Energy is investigating, remediating or performing post-closure actions at 14 MGP, landfill or other disposal sites across its service territories.
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
Components of lease expense:

	Three Months Ended Sept. 30
(Millions of Dollars)	2021	2020
Operating leases
PPA capacity payments	$56	$56
Other operating leases (a)	2	5
Total operating lease expense (b)	$58	$61
Finance leases
Amortization of ROU assets	$2	$2
Interest expense on lease liability	4	4
Total finance lease expense	$6	$6
(a)Includes short-term lease expense of $1 million and $2 million for 2021 and 2020, respectively.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.

	Nine Months Ended Sept. 30
(Millions of Dollars)	2021	2020
Operating leases
PPA capacity payments	$170	$145
Other operating leases (a)	19	22
Total operating lease expense (b)	$189	$167
Finance leases
Amortization of ROU assets	$6	$5
Interest expense on lease liability	12	13
Total finance lease expense	$18	$18
(a)Includes short-term lease expense of $4 million for 2021 and 2020, respectively.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.
Commitments under operating and finance leases as of Sept. 30, 2021:

(Millions of Dollars)	PPA Operating Leases	Other Operating Leases	Total Operating Leases	Finance Leases (a)
Total minimum obligation	$1,470	$191	$1,661	$246
Interest component of obligation	(221)	(35)	(256)	(173)
Present value of minimum obligation	$1,249	156	1,405	73
Less current portion			(218)	(3)
Noncurrent operating and finance lease liabilities			$1,187	$70
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
The utility subsidiaries had approximately 4,062 MW of capacity under long-term PPAs at both Sept. 30, 2021 and Dec. 31, 2020 with entities that have been determined to be VIEs. Xcel Energy concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. The PPAs have expiration dates through 2041.
Other
Guarantees and Bond Indemnifications — Xcel Energy Inc. and its subsidiaries provide guarantees and bond indemnities, which guarantee payment or performance. Xcel Energy Inc.’s exposure is based upon the net liability under the agreements. Most of the guarantees and bond indemnities issued by Xcel Energy Inc. and its subsidiaries have a stated maximum amount.
As of Sept. 30, 2021 and Dec. 31, 2020, Xcel Energy Inc. and its subsidiaries had no assets held as collateral related to their guarantees, bond indemnities and indemnification agreements. Guarantees and bond indemnities issued and outstanding for Xcel Energy were approximately $60 million and $62 million at Sept. 30, 2021 and Dec. 31, 2020, respectively.
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

11. Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive loss, net of tax, for the three and nine months ended Sept. 30, 2021 and 2020:

	Three Months Ended Sept. 30, 2021			Three Months Ended Sept. 30, 2020
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at July 1	$(80)	$(55)	$(135)	$(87)	$(58)	$(145)
Other comprehensive gain before reclassifications (net of taxes of $1, $—, $— and $—, respectively)	3	—	3	—	—	—
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (net of taxes of $—, $—, $— and $—, respectively) (a)	2	—	2	1	—	1
Amortization of net actuarial loss (net of taxes of $—, $1, $— and $—, respectively) (b)	—	4	4	—	1	1
Net current period other comprehensive income	5	4	9	1	1	2
Accumulated other comprehensive loss at Sept. 30	$(75)	$(51)	$(126)	$(86)	$(57)	$(143)

	Nine Months Ended Sept. 30, 2021			Nine Months Ended Sept. 30, 2020
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(85)	$(56)	$(141)	$(80)	$(61)	$(141)
Other comprehensive gain (loss) before reclassifications (net of taxes of $1, $—, $(3) and $—, respectively)	4	—	4	(10)	—	(10)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (net of taxes of $1, $—, $1 and $—, respectively) (a)	6	—	6	4	—	4
Amortization of net actuarial loss (net of taxes of $—, $2, $— and $1, respectively) (b)	—	5	5	—	4	4
Net current period other comprehensive income (loss)	10	5	15	(6)	4	(2)
Accumulated other comprehensive loss at Sept. 30	$(75)	$(51)	$(126)	$(86)	$(57)	$(143)
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
Xcel Energy had equity method investments of $204 million and $165 million as of Sept. 30, 2021 and Dec. 31, 2020, respectively, included in the natural gas utility and all other segments.
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

Xcel Energy’s segment information:

	Three Months Ended Sept. 30
(Millions of Dollars)	2021	2020
Regulated Electric
Operating revenues — external	$3,176	$2,941
Intersegment revenue	—	1
Total revenues	$3,176	$2,942
Net income	629	632
Regulated Natural Gas
Operating revenues — external	$268	$219
Intersegment revenue	1	—
Total revenues	269	219
Net income	10	—
All Other
Total revenues	$23	$22
Net loss	(30)	(29)
Consolidated Total
Total revenues	$3,468	$3,183
Reconciling eliminations	(1)	(1)
Total operating revenues	$3,467	$3,182
Net income	609	603

	Nine Months Ended Sept. 30
(Millions of Dollars)	2021	2020
Regulated Electric
Operating revenues — external	$8,643	$7,430
Intersegment revenue	1	1
Total revenues	$8,644	$7,431
Net income	1,202	1,148
Regulated Natural Gas
Operating revenues — external	$1,364	$1,082
Intersegment revenue	2	1
Total revenues	1,366	1,083
Net income	$161	$111
All Other
Total revenues	69	67
Net loss	$(81)	$(74)
Consolidated Total
Total revenues	$10,079	$8,581
Reconciling eliminations	(3)	(2)
Total operating revenues	$10,076	$8,579
Net income	1,282	1,185

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis by management focuses on those factors that had a material effect on Xcel Energy’s financial condition, results of operations and cash flows during the periods presented or are expected to have a material impact in the future. It should be read in conjunction with the accompanying unaudited consolidated financial statements and the related notes to consolidated financial statements. Due to the seasonality of Xcel Energy’s operating results, quarterly financial results are not an appropriate base from which to project annual results.
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
Summarized diluted EPS for Xcel Energy:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
Diluted Earnings (Loss) Per Share	2021	2020	2021	2020
PSCo	$0.40	$0.42	$0.96	$0.87
NSP-Minnesota	0.46	0.46	0.91	0.89
SPS	0.25	0.24	0.48	0.46
NSP-Wisconsin	0.07	0.08	0.15	0.16
Earnings from equity method investments — WYCO	0.01	0.01	0.03	0.04
Regulated utility (a)	1.19	1.21	2.54	2.42
Xcel Energy Inc. and Other	(0.06)	(0.07)	(0.16)	(0.17)
Total (a)	$1.13	$1.14	$2.38	$2.25
(a)     Amounts may not add due to rounding.
Summary of Earnings
Xcel Energy — Xcel Energy’s GAAP diluted earnings were $1.13 per share in 2021 compared with $1.14 per share in 2020 for the third quarter of 2021 and increased $0.13 per share year-to-date. Higher depreciation and lower AFUDC were partially offset by higher electric and natural gas margins (driven by capital investment recovery and other regulatory outcomes) and lower O&M expenses.
PSCo — Earnings decreased $0.02 per share for the third quarter of 2021 and increased $0.09 per share year-to-date. The increase in year-to-date earnings reflects higher natural gas and electric margins (regulatory outcomes to primarily recover capital investments), partially offset by additional depreciation, O&M expenses and other taxes (other than income taxes).
NSP-Minnesota — Earnings were flat for the third quarter of 2021 and increased $0.02 per share year-to-date. The increase in year-to-date earnings reflects higher electric margin (regulatory outcomes to primarily recover capital investments), partially offset by increased depreciation and O&M expenses.
SPS — Earnings increased $0.01 per share for the third quarter of 2021 and $0.02 per share year-to-date. The increase in year-to-date earnings reflects higher electric margin (capital investment recovery and regulatory outcomes), partially offset by decreased AFUDC.
NSP-Wisconsin — Earnings decreased $0.01 per share for the third quarter of 2021 and $0.01 year-to-date. The decrease in year-to-date earnings is largely driven by higher O&M expenses and income tax expense, partially offset by higher electric margin and lower depreciation.
Xcel Energy Inc. and Other — Primarily includes financing costs at the holding company and earnings from EIP funds equity method investments.
Changes in GAAP and Ongoing Diluted EPS
Components significantly contributing to changes in 2021 EPS compared to 2020:

Diluted Earnings (Loss) Per Share	Three Months Ended Sept. 30	Nine Months Ended Sept. 30
GAAP and ongoing diluted EPS — 2020	$1.14	$2.25

Components of change - 2021 vs. 2020
Higher electric margin	0.01	0.25
Higher natural gas margins	0.03	0.15
Lower ETR (a)	0.01	0.12
Higher other (expense) income, net	(0.01)	0.02
Lower interest charges	0.01	—
Lower (Higher) O&M expenses	0.02	(0.06)
Lower AFUDC	(0.02)	(0.09)
Higher depreciation and amortization	(0.03)	(0.19)
Other, net	(0.03)	(0.07)
GAAP and ongoing diluted EPS — 2021	$1.13	$2.38
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

Percentage increase (decrease) in normal and actual HDD:

	Three Months Ended Sept. 30			Nine Months Ended Sept. 30
	2021 vs. Normal	2020 vs. Normal	2021 vs. 2020	2021 vs. Normal	2020 vs. Normal	2021 vs. 2020
HDD	(50.5)%	48.4%	(65.8)%	0.1%	(2.8)%	1.5%
CDD	18.1	20.7	(9.1)	11.7	21.2	(8.1)
THI	6.2	4.6	2.4	25.5	7.0	18.7
Weather — Estimated impact of temperature variations on EPS compared with normal weather conditions:

	Three Months Ended Sept. 30			Nine Months Ended Sept. 30
	2021 vs. Normal	2020 vs. Normal	2021 vs. 2020	2021 vs. Normal	2020 vs. Normal	2021 vs. 2020
Retail electric	$0.067	$0.079	$(0.012)	$0.122	$0.096	$0.026
Decoupling and sales true-up	(0.035)	(0.035)	—	(0.076)	(0.044)	(0.032)
Electric total	$0.032	$0.044	$(0.012)	$0.046	$0.052	$(0.006)
Firm natural gas	—	—	—	0.004	(0.005)	0.009
Total	$0.032	$0.044	$(0.012)	$0.050	$0.047	$0.003
Sales — Sales growth (decline) for actual and weather-normalized sales in 2021 compared to 2020:

	Three Months Ended Sept. 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Actual
Electric residential	0.4%	0.3%	(7.8)%	(2.0)%	(1.0)%
Electric C&I	2.1	3.4	4.4	1.9	3.1
Total retail electric sales	1.4	2.3	1.7	0.8	1.8
Firm natural gas sales	(2.0)	(0.8)	N/A	(7.8)	(2.0)

	Three Months Ended Sept. 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Weather-Normalized
Electric residential	2.2%	(0.3)%	(1.4)%	0.1%	0.5%
Electric C&I	1.8	3.1	5.3	2.2	3.2
Total retail electric sales	1.9	2.0	3.8	1.6	2.4
Firm natural gas sales	2.2	4.2	N/A	(4.6)	2.4

	Nine Months Ended Sept. 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Actual
Electric residential	2.1%	3.5%	(2.1)%	1.7%	2.0%
Electric C&I	1.0	2.1	1.5	3.6	1.7
Total retail electric sales	1.4	2.5	0.8	3.0	1.8
Firm natural gas sales	6.9	(1.8)	N/A	(0.9)	3.7

	Nine Months Ended Sept. 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Weather-Normalized
Electric residential	2.6%	0.9%	0.4%	0.4%	1.4%
Electric C&I	0.9	1.4	2.0	3.2	1.5
Total retail electric sales	1.5	1.2	1.7	2.4	1.5
Firm natural gas sales	2.4	(1.1)	N/A	(1.0)	1.0

	Nine Months Ended Sept. 30 (2020 Leap Year Adjusted)
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Weather-Normalized
Electric residential	3.0%	1.2%	0.7%	0.8%	1.8%
Electric C&I	1.3	1.8	2.4	3.6	1.9
Total retail electric sales	1.9	1.6	2.0	2.7	1.9
Firm natural gas sales	3.2	(0.3)	N/A	(0.2)	1.8
Weather-normalized and leap-year adjusted electric sales growth (decline) — year-to-date (excluding leap day)
Weather-adjusted sales results for each of our utility subsidiaries in 2021 reflect improving economies as the adverse effects of COVID-19 lessen. The recovery reflects increased sales in the C&I sector as businesses return to a more normal level. Residential sales remain elevated from pre-pandemic levels due to continuance of individuals working from home.
•PSCo — Residential sales rose based on a 1.2% increase in customers combined with higher use per customer. The growth in C&I sales was due to a 1.1% increase in customers and slightly higher use per customer, primarily in the services sector.
•NSP-Minnesota — Residential sales growth reflects a 1.2% increase in customers. The growth in C&I sales was due to a 0.9% increase in customers and slightly higher use per customer, primarily in the manufacturing sector.
•SPS — Residential sales rose based on a 0.8% increase in customers despite slightly lower use per customer. C&I sales increased due to higher use per customer, primarily driven by the energy sector.
•NSP-Wisconsin — Residential sales growth was attributable to a 0.8% increase in customer additions. The growth in C&I sales was due to a 1.1% increase in customers, primarily led by increases in the services sector.
Weather-normalized and leap-year adjusted natural gas sales growth (decline) — year-to-date (excluding leap day)
•Natural gas sales primarily reflect a 1.2% increase in residential customers and a 0.6% increase in C&I customers, combined with slightly higher customer use.
Electric Margin
Electric revenues and fuel and purchased power expenses are impacted by fluctuations in the price of natural gas, coal and uranium. However, these price fluctuations generally have minimal impact on electric margin due to fuel recovery mechanisms that recover fuel expenses. In addition, electric customers receive a credit for PTCs generated, which reduce electric revenue, margin and income taxes.

Electric revenues and margin:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(Millions of Dollars)	2021	2020	2021	2020
Electric revenues	$3,176	$2,941	$8,643	$7,430
Electric fuel and purchased power	(1,210)	(981)	(3,643)	(2,611)
Electric margin	$1,966	$1,960	$5,000	$4,819
Changes in electric margin:

(Millions of Dollars)	Three Months Ended Sept. 30, 2021 vs. 2020	Nine Months Ended Sept. 30, 2021 vs. 2020
Non-fuel riders	$59	$196
Regulatory rate outcomes (Texas, New Mexico, Colorado, Wisconsin and North Dakota)	30	106
Proprietary commodity trading, net of sharing (a)	11	49
Sales and demand (b)	10	20
Estimated impact of weather (net of decoupling/sales true-up)	(8)	(3)
Texas 2019 rate case surcharge (c)	(70)	(70)
PTCs flowed back to customers (offset by lower ETR)	(31)	(111)
Other (net)	5	(6)
Total increase in electric margin	$6	$181
(a)Includes $27 million of net gains previously recognized in the first quarter of 2021, driven by market changes associated with Winter Storm Uri. Additional amounts are primarily related to long-term physical generation contracts, which have increased in value as a result of higher energy prices.
(b)Sales excludes weather impact, net of decoupling/sales true-up, and demand is net of sales true-up.
(c)Impact to electric margin is due to the Texas rate case outcome, which was recognized in the third quarter of 2020 and was largely offset by recognition of previously deferred costs.
Natural Gas Margin
Natural gas expense varies with changing sales and the cost of natural gas. However, fluctuations in the cost of natural gas generally have minimal impact on natural gas margin due to cost recovery mechanisms.
Natural gas revenues and margin:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(Millions of Dollars)	2021	2020	2021	2020
Natural gas revenues	$268	$219	$1,364	$1,082
Cost of natural gas sold and transported	(86)	(54)	(603)	(425)
Natural gas margin	$182	$165	$761	$657
Changes in natural gas margin:

(Millions of Dollars)	Three Months Ended Sept. 30, 2021 vs. 2020	Nine Months Ended Sept. 30, 2021 vs. 2020
Regulatory rate outcomes (Colorado)	$13	$84
Infrastructure and integrity riders	3	7
Estimated impact of weather	(1)	7
Other (net)	2	6
Total increase in natural gas margin	$17	$104
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses decreased $11 million, or 1.9%, for the third quarter and increased $44 million, or 2.6% year-to-date. Significant changes are summarized as follows:

(Millions of Dollars)	Three Months Ended Sept. 30, 2021 vs. 2020	Nine Months Ended Sept. 30, 2021 vs. 2020
Wind	$14	$36
Information technology and security	3	20
Distribution	9	16
Bad debt expense - PSCo settlement (See Note 1 to the consolidated financial statements)	11	11
Natural gas systems	(4)	5
Texas rate case deferral (offset in electric margin)	(17)	(14)
Benefits	(24)	(31)
Other	(3)	1
Total (decrease) increase in O&M expenses	$(11)	$44
The year-to-date increase was primarily due to expenses associated with new wind farms, software infrastructure and security costs, additional distribution expenses (vegetation management), bad debt expense related to the PSCo settlement and natural gas damage prevention. Increases were partially offset by recognition of previous deferrals for Texas rate case activity in 2020 (offset in electric margin) and a decrease in benefits expense (primarily related to long term incentives). Quarterly timing impacts also occurred throughout 2020 due to cost control initiatives to mitigate the adverse impact of COVID-19 on sales.
Depreciation and Amortization — Depreciation and amortization increased $24 million, or 4.7%, for the third quarter and $137 million or 9.5% year-to-date. The increase was primarily driven by several wind farms going into service, normal system expansion and the implementation of new depreciation rates in various states. In addition, depreciation for the third quarter of 2020 reflected the recognition of previously deferred expenses associated with the Texas rate case.
Other (Expense) Income — Other (expense) income decreased $4 million for the third quarter and increased $11 million year-to-date. Changes were largely related to fluctuations in rabbi trust performance primarily offset in O&M expenses.
AFUDC, Equity and Debt — AFUDC decreased $13 million for the third quarter of 2021 and $53 million year-to-date. The decrease was primarily driven by completion of various wind projects.
Interest Charges — Interest charges decreased $10 million, or 4.5%, for the third quarter and were flat year-to-date. The quarter-to-date decrease was largely due to the timing of interest deferrals associated with the Texas rate case and lower interest rates, partially offset by higher debt levels primarily due to Winter Storm Uri.
Earnings from Equity Method Investments — Earnings from equity method investments increased $1 million for the third quarter and $18 million year-to-date. The year-to-date increase was largely attributable to the performance of the EIP funds, which invest in energy technology companies.

Income Taxes — Income tax benefit increased $41 million year-to-date. The increase was primarily driven by an increase in wind PTCs due to additional wind facilities going into service. Wind PTCs are credited to customers (recorded as a reduction to revenue) and do not have a material impact on net income. Impact of PTCs was partially offset by an increase in pretax earnings, lower plant regulatory differences, a carryback tax benefit in 2020 and lower non-plant accumulated deferred income tax amortization.

Other
Winter Storm Uri
In February 2021, the United States experienced Winter Storm Uri. Extreme cold temperatures impacted certain operational assets as well as the availability of renewable generation. The cold weather also affected the country’s supply and demand for natural gas. These factors contributed to extremely high market prices for natural gas and electricity. As a result of the extremely high market prices, Xcel Energy incurred net natural gas, fuel and purchased energy costs of approximately $985 million (largely deferred as regulatory assets) in the first quarter.
Regulatory Overview — Xcel Energy has natural gas, fuel and purchased energy mechanisms in each jurisdiction for recovering incurred costs. However, the utility subsidiaries have deferred February cost increases for future recovery and are proposing to recover the cost increases over a period of up to 30 months to mitigate the impact to customer bills. Additionally, we are not requesting recovery of financing costs in order to further limit the impact to our customers.
Proceedings initiated:

Utility Subsidiary	Jurisdiction	Regulatory Status
NSP-Minnesota	Minnesota	NSP-Minnesota filed with the MPUC seeking recovery of $215 million in incremental costs from natural gas customers. The DOC recommended disallowances of $21 million related to the utilization of natural gas storage. The OAG recommended disallowances of $34 million based on: (1) utilization of natural gas storage; (2) failure to enter fixed-price contracts; (3) failure to maximize curtailments to interruptible customers; and (4) inadequate conservation efforts to reduce demand. In addition, intervenors raised questions regarding peaking plant availability.

In August 2021, the MPUC allowed the utilities to start recovery of all Uri storm costs starting in September 2021 over 27 months (no financing charge). The cost recovery will be subject to refund pending the outcome of a contested case before an ALJ that will consider the DOC/OAG recommendations and issues related to the peaking plants. A decision is expected in the summer of 2022.
	South Dakota	Winter Storm Uri had no impact on South Dakota electric costs as NSP-Minnesota was a net seller in the electric market.
	North Dakota	In June, the NDPSC approved recovery of $32 million in natural gas costs over 15 months (starting July 2021) with no financing charge.
NSP-Wisconsin	Wisconsin	In March, the PSCW approved NSP-Wisconsin’s proposal to recover $45 million of Uri natural gas costs over nine months through December 2021 with no financing charge.
	Michigan	In May, the Michigan Public Service Commission approved recovery of $2 million in natural gas costs over 10 months with no financing charge.

Utility Subsidiary	Jurisdiction	Regulatory Status
PSCo	Colorado	In May, PSCo filed a request with the CPUC to recover $263 million in weather-related electric costs, $287 million in incremental gas costs and $4 million in incremental steam costs over 24 months with no financing charge.

In September, intervenors filed testimony. The CPUC Staff recommended disallowances of approximately $99 million (electric) and $105 million (natural gas). Additionally, they proposed to net approximately $50 million of regulatory liabilities (decoupling related) from electric costs. The UCA recommended disallowances of approximately $131 million. The COEO recommended disallowances of approximately $46 million for not utilizing demand response programs during the event. In October, a partial settlement was reached with the CPUC Staff and the COEO. See Note 1 of the accompanying consolidated financial statements for further discussion.

A decision is expected in the first quarter of 2022. In addition, the CPUC is considering prospective changes in fuel cost recovery.
SPS	Texas	As part of the Texas fuel surcharge filing, SPS filed for recovery of $76 million, over 24 months, in under-collected purchased power and fuel costs through March 2021, subject to revision due to re-settlements. Of this amount, $62 million was attributed to Winter Storm Uri.

In the third quarter, SPS filed a supplemental application and testimony to recover an additional $26 million in under-collected purchased power and fuel costs through June 2021 resulting primarily from SPP resettlements and continued increases in natural gas prices. The proposed recovery remains over 24 months beginning in February 2022.

In October 2021, intervenors proposed a $10 million disallowance of Winter Storm Uri off-system sales margin in addition to recommending an extended recovery period. A public hearing is scheduled to begin on Nov. 1, 2021, with a final PUCT decision expected in early 2022.
	New Mexico	The NMPRC approved SPS' request to recover $26 million of fuel costs over 24 months with no financing charge, subject to NMPRC review.
COVID-19
Although the COVID-19 pandemic has led to numerous challenges, Xcel Energy believes its risk management program, including business continuity and disaster recovery planning, will continue to allow us to proactively manage and successfully navigate challenges, risks and uncertainties.
Continued uncertainty remains regarding COVID-19, the pace of economic recovery, any potential re-shutdowns or reinstatement of business restrictions both domestically and globally and potential workforce impacts resulting from federal laws regarding vaccinations.
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

Xcel Energy has received orders in Colorado, Wisconsin, Texas, New Mexico, North Dakota, South Dakota and Michigan, allowing regulatory deferral of incremental COVID-19 costs as a regulatory asset subject to future determination of amount and timing of recovery. Through the Minnesota electric rate case stay-out, NSP-Minnesota agreed to not seek recovery of incremental COVID-19 related costs. As part of the approved North Dakota electric rate case settlement agreement, the Company will not defer COVID-19 impacts. The impact related to the North Dakota natural gas utility will continue to be deferred.
In October 2021, a settlement was reached on Winter Storm Uri costs and also addressed bad debt expense related to COVID-19 in Colorado. See Note 1 of the accompanying consolidated financial statements for further discussion.
The majority of wholesale customers are subject to formula transmission and production rates, which true-up rates to actual costs to serve.
Supply Chain and Capital Expenditures — Xcel Energy’s ability to meet customer energy requirements, respond to storm-related disruptions and execute our capital expenditure program are dependent on maintaining an efficient supply chain. Overall, as a result of COVID-19, manufacturing processes have experienced disruptions related to scarcity of raw materials and interruptions in production and shipping. These disruptions have been further exacerbated by inflationary pressures, storms and labor shortages. Xcel Energy continues to monitor the availability of materials and seek alternative suppliers as necessary.

Public Utility Regulation
The FERC and various state and local regulatory commissions regulate Xcel Energy Inc.’s utility subsidiaries and West Gas Interstate. Xcel Energy is subject to rate regulation by state utility regulatory agencies, which have jurisdiction with respect to the rates of electric and natural gas distribution companies in Minnesota, North Dakota, South Dakota, Wisconsin, Michigan, Colorado, New Mexico, and Texas.
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
Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 7 of Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2020 and in Item 2 of Xcel Energy’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 and Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 appropriately represent, in all material respects, the current status of public utility regulation and are incorporated herein by reference.
NSP-Minnesota
Pending and Recently Concluded Regulatory Proceedings

Proceeding	Amount (in millions)	Filing Date	Approval
2020 TCR Electric Rider	$82	November 2019	Pending
2021 GUIC Natural Gas Rider	27	October 2020	Pending
2021 RES Electric Rider	189	November 2020	Pending
2020 North Dakota Electric Rate Case	19	November 2020	Received
2021 North Dakota Natural Gas Rate Case	7	September 2021	Pending
2022 Minnesota Electric Rate Case	677	October 2021	Pending
2022 Minnesota Natural Gas Rate Case	TBD	November 2021	Pending
Additional Information:
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
2020 North Dakota Electric Rate Case — In November 2020, NSP-Minnesota filed a rate case with the NDPSC seeking a rate increase of $19 million based on a ROE of 10.2%, an equity ratio of 52.5% and rate base of $677 million.
In August 2021, the NDPSC approved a settlement between NSP-Minnesota and various parties, which includes the following, effective Jan. 1, 2021:
•Base revenue increase of $7 million.
•ROE of 9.5%.
•Equity ratio of 52.5%.
•Deferral of advanced grid intelligence and security initiative capital and O&M expenses.
•An earnings cap mechanism, which would return to customers 100% of earnings equal to or in excess of 9.75% ROE, effective until the next rate case.
2021 North Dakota Natural Gas Rate Case — In September 2021, NSP-Minnesota filed a request with the NDPSC for a natural gas rate increase of $7 million, or 10.49%. The filing based on a requested ROE of 10.5%, an equity ratio of 52.54%, a 2022 forecast test year and a rate base of approximately $140 million. NSP-Minnesota requested interim rates, subject to refund, of $7 million to be implemented on Nov. 1, 2021.
2022 Minnesota Electric Rate Case — On Oct. 25, 2021, NSP-Minnesota filed a three-year electric rate case with the MPUC. The request is driven by ongoing investments in carbon free electrical generation, distribution and transmission infrastructure. The rate case is based on a requested ROE of 10.2% and a 52.50% equity ratio.

The request is detailed as follows:

(Amounts in Millions, Except Percentages)	2022	2023	2024	Total
Rate request	$396	$150	$131	$677
Increase percentage	12.2%	4.8%	4.2%	21.2%
Rate base	$10,931	$11,446	$11,918	N/A
In addition, NSP-Minnesota requested interim rates, subject to refund, of $288 million to be implemented in January 2022 and an incremental $135 million to be implemented in January 2023. To mitigate the interim increase, NSP-Minnesota also proposed to continue a sales true-up for all customer classes in both 2022 and 2023. This would result in interim rates, subject to refund, of $190 million to be implemented in January 2022 and an incremental $116 million to be implemented in January 2023. A final MPUC decision on the rate case is anticipated in the second quarter of 2023.
2022 Minnesota Natural Gas Rate Case — NSP-Minnesota plans to file a request with the MPUC for an annual natural gas rate case in November 2021. As part of the request, NSP-Minnesota plans to file an option for a one-year stay-out alternative.
Minnesota Resource Plan — In July 2019, NSP-Minnesota filed its Minnesota resource plan, which runs through 2034.
In June 2021, NSP-Minnesota filed an alternative plan that would be expected to reduce carbon emissions 85% by 2030 and has a lower projected cost than either of the previously submitted plans. The alternative plan includes the following:
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
•In April 2021, NSP-Minnesota proposed to add 460 MWs of solar facilities at the Sherco site with an incremental investment of approximately $575 million. A MPUC decision is expected in early 2022.
•In June 2021, the MPUC approved NSP-Minnesota’s proposal to acquire a 120 MW repowered wind farm from ALLETE for $210 million.
•The MPUC is also considering NSP-Minnesota’s revised proposal to provide $40 million of incremental electric vehicle rebates.
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
NSP-Wisconsin
Pending and Recently Concluded Regulatory Proceedings

Proceeding	Amount (in millions)	Filing Date	Approval
Electric and Natural Gas Settlement	$66	July 2021	Pending
Michigan Rate Case	$2.5	September 2021	Pending
Additional Information:
Wisconsin Electric and Natural Gas Settlement — In July 2021, NSP-Wisconsin filed with the PSCW seeking approval of a rate case settlement with various intervenors for 2022-2023.
If approved, the settlement agreement would increase electric rates by $35 million (4.9%) for 2022 and an incremental $18 million increase (2.5%) for 2023. For the natural gas utility, rates would increase by $10 million (8.4%) for 2022 and an incremental $3 million (2.3%) increase for 2023.
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
Michigan Electric Rate Case — In September 2021, NSP-Wisconsin filed a Michigan electric rate case seeking a rate increase of $2.5 million, based on a ROE of 10.2% and an equity ratio of 52.5%.

PSCo
Pending and Recently Concluded Regulatory Proceedings

Proceeding	Amount (in millions)	Filing Date	Approval
PSIA Extension	$9	February 2021	Received
Electric Rate Case	$470	July 2021	Pending
Additional Information:
PSIA Rider Extension — In February 2021, PSCo requested to extend its PSIA rider for three years (through the end of 2024), which would recover $464 million in project costs over a three-year period. The extension is intended to allow for a wind down of the rider and transition of recovery of the projects included in the rider to base rates in 2025. In October 2021, the CPUC approved a settlement agreement with CPUC Staff and the COEO to allow the rider to end at the end of 2021, transfer the investments recovered under the rider to base rates January 1, 2022, and defer $9 million of depreciation expense and return on $143 million in project costs in 2022.
Colorado Electric Rate Request — In July 2021, PSCo filed a request with the CPUC seeking a net electric rate increase of $343 million (or 12.4%). The total request reflects a $470 million increase, which includes $127 million of previously authorized costs currently recovered through various rider mechanisms. The request is based on a 10.0% ROE, an equity ratio of 55.64%, a 2022 forecast test year, a rate base of $10.3 billion and impacts of a new depreciation study. A historical test year was filed with a revenue deficiency of $404 million, including a 10.5% ROE. Rates are expected to be effective April 9, 2022.

Revenue Request (millions of dollars)	2022
Changes since 2019 rate case:
Plant-related growth	$95
Advanced grid intelligence and security	73
Updated cost of capital	53
New depreciation rates	43
Wildfire mitigation	25
Property taxes	25
Amortization of previously approved deferrals	17
Other	12
Net increase to revenue	343
Roll-in of previously authorized costs:
TCA rider revenues and Cheyenne Ridge costs	127
Total base revenue request	$470

Expected average 2022 rate base (billions of dollars)	$10.3
2019 Electric Rate Case Appeal — In August 2020, PSCo filed an appeal with the Denver District Court seeking a review of CPUC decisions on gains and losses on sales of assets, oil and gas royalty revenues, Board of Directors equity compensation and a true-up surcharge to collect the difference between what rates should have been in place from February through August 2020 (based on the CPUC’s decision on the Company’s Application for Reconsideration, Rehearing or Reargument) and what rates were actually in place. A decision is pending.
Decoupling Filing — PSCo's 2019 Electric Rate Case included a decoupling program, effective April 1, 2020 through Dec. 31, 2023. The program applies to Residential and metered small C&I customers who do not pay a demand charge. The program includes a refund and surcharge cap not to exceed 3% of forecasted base rate revenue for a specified period.
In April 2021, PSCo made its annual filing for 2020, and the revised tariff went into effect by operation of law on June 1, 2021. In the annual filing review, the CPUC indicated they may pursue reopening the case in order to revisit the cap. As of Sept. 30, 2021, PSCo has recognized a refund for Residential customers and a surcharge for C&I customers based on 2020 results and 2021 estimated amounts to date.
In October 2021, a settlement was reached on Winter Storm Uri costs and also addressed certain components of decoupling. See Note 1 of the accompanying consolidated financial statements for further discussion.
Colorado’s Power Pathway Transmission Expansion — In March 2021, PSCo filed for a Certificate of Public Convenience and Necessity for the Power Pathway transmission project, proposing a 560-mile, 345 kilovolt double circuit transmission network to enable approximately 4,000-5,000 MW of renewable generation in eastern Colorado with an estimated cost of approximately $1.7 billion.
PSCo also presented an extension of the Power Pathway project into southeast Colorado, referred to as the May Valley - Longhorn Extension ($0.3 billion). PSCo expects future filings for related network upgrades, voltage support and interconnection facilities, which with the May Valley - Longhorn Extension, could result in an incremental investment of $0.5 - $1.0 billion. A CPUC decision regarding the Power Pathway project, as well as the May Valley - Longhorn Extension, is expected by February 2022.
KEPCO Filing — In September 2020, PSCo filed with the CPUC for approval to terminate a solar PPA with KEPCO Solar of Alamosa, Inc. and establish a regulatory asset to recover transaction costs of approximately $41 million. However, the ALJ ruled against approval of the Termination Agreement. In July 2021, the CPUC upheld the ALJ’s recommended decision.
Electric Resource Plan — In March 2021, PSCo filed its 2021 Electric Resource Plan with the CPUC. The filing outlines the proposed future retirements/conversions of PSCo’s remaining coal plants and is expected to result in an 80% renewable fuel mix and an 85% carbon emissions reduction target by 2030 (from 2005 levels).
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

In October 2021, intervenors filed varying proposals related to Comanche Unit 3’s retirement date and commencement of Comanche Unit 3 reduced operations.
A CPUC decision on the resource plan is expected in the first quarter of 2022 with the competitive solicitation for resource additions expected in the second quarter 2022. Incremental generation system costs to meet carbon emission reduction targets are proposed to be recovered through a Clean Energy Plan Rider.
PSCo — Comanche Unit 3 — PSCo is part owner and operator of Comanche Unit 3, a 750 MW, coal-fueled electric generating unit. In January 2020, the unit experienced a turbine failure causing the unit to be taken offline for repairs, which were completed in June 2020. During start-up, the unit experienced a loss of turbine oil, which damaged the unit. Comanche Unit 3 recommenced operations in January 2021. Replacement and repair of damaged systems in excess of a $2 million deductible are expected to be recovered through insurance policies. PSCo incurred replacement power costs of approximately $16 million during the outage.
In October 2020, the CPUC initiated a review of Comanche Unit 3’s performance. In March 2021, the CPUC Staff issued a report, which noted higher-than average outages and included criticisms of PSCo’s operations of Comanche Unit 3 over the last ten years. The report recommended thorough explanation of the future of Comanche Unit 3 operations in the next resource plan, performance standards for all company-owned generation and a review of outage and repair costs in the upcoming proceedings.
In October 2021, a comprehensive settlement on several regulatory issues was reached, which also addressed treatment of Comanche Unit 3 replacement power costs. See Note 1 of the accompanying consolidated financial statements for further discussion.
SPS
Pending and Recently Concluded Regulatory Proceedings

Proceeding	Amount (in millions)	Filing Date	Approval
2021 New Mexico Electric Rate Case	$62	June 2021	Pending
2021 Texas Electric Rate Case	$140	February 2021	Pending
Additional Information:
2021 New Mexico Electric Rate Case — In January 2021, SPS filed an electric rate case with the NMPRC with a current requested base rate increase of approximately $84 million.
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
The stipulation is subject to NMPRC approval. A NMPRC decision and implementation of final rates is anticipated in the fourth quarter of 2021.
2021 Texas Electric Rate Case — In February 2021, SPS filed an electric rate case with the PUCT and its municipalities. The current request is seeking an increase in base rates of approximately $140 million. SPS’ net rate increase to Texas customers is expected to be approximately $71 million, or 9.2%, as a result of the offsetting $69 million in fuel cost reductions and PTCs from the Sagamore wind project.
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
In October 2021, the scheduled hearings were abated to continue progress on a potential rate case settlement between SPS and various intervenors.
Once final rates are approved, a surcharge will be requested from March 15, 2021 through the effective date of new base rates. A PUCT decision is expected in the first quarter of 2022.

Environmental
Affordable Clean Energy
In July 2019, the EPA adopted the Affordable Clean Energy rule, which requires states to develop plans by 2022 for greenhouse gas reductions from coal-fired power plants. In January 2021, the U.S. Court of Appeals for the D.C. Circuit issued a decision vacating and remanding the Affordable Clean Energy rule. That decision would allow the EPA to proceed with alternate regulation of coal-fired power plants. If the new rules require additional investment, Xcel Energy believes that the cost of these initiatives or replacement generation would be recoverable through rates based on prior state commission practices.
Emerging Regulation
New regulations and legislation are being considered to regulate PFAS in drinking water, water discharges, commercial products, wastes, and other areas. PFAS are man-made chemicals found in many consumer products that can persist and accumulate in the environment. These chemicals have received heightened attention by environmental regulators. Increased regulation of PFAS and other emerging contaminants at the federal, state, and local level could have a potential adverse effect on our operations but at this time, it is uncertain what impact, if any, there will be on our operations, financial condition or cash flows. Xcel Energy will continue to monitor these regulatory developments and their potential impact on its operations.

Potential Tax Reform
The U.S. Congress is currently discussing potential proposals that may impact federal tax law. Proposals are being made in conjunction with a bipartisan infrastructure bill and a larger reconciliation package. At this time, it is unknown what, if any, changes may ultimately occur. If the tax laws were changed and there was an increase in the federal tax rate, Xcel Energy would expect to defer the impact and ultimately recover the incremental tax expense from our customers consistent with precedent in the federal tax law change in 2017. As a result, we would not expect the impact of a change in the tax rate to have a material impact on our earnings.

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
Fair value of net commodity trading contracts as of Sept. 30, 2021:

	Futures / Forwards Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
NSP-Minnesota (a)	$(8)	$(7)	$(1)	$(1)	$(17)
NSP- Minnesota (b)	2	7	(6)	2	5
PSCo (a)	10	8	1	1	20
PSCo (b)	(30)	(43)	(4)	—	(77)
	$(26)	$(35)	$(10)	$2	$(69)

	Options Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
NSP-Minnesota (b)	$1	$—	$—	$4	$5
PSCo (b)	25	22	—	—	47
	$26	$22	$—	$4	$52
(a) Prices actively quoted or based on actively quoted prices.
(b) Prices based on models and other valuation methods.
Changes in the fair value of commodity trading contracts before the impacts of margin-sharing for the nine months ended Sept. 30:

(Millions of Dollars)	2021	2020
Fair value of commodity trading net contracts outstanding at Jan. 1	$(54)	$(59)
Contracts realized or settled during the period	(35)	(9)
Commodity trading contract additions and changes during the period	72	10
Fair value of commodity trading net contracts outstanding at Sept. 30	$(17)	$(58)
At Sept. 30, 2021, a 10% increase in market prices for commodity trading contracts through the forward curve would increase pre-tax income from continuing operations by approximately $23 million, whereas a 10% decrease would decrease pre-tax income from continuing operations by approximately $23 million. At Sept. 30, 2020, a 10% increase in market prices for commodity trading contracts would increase pre-tax income from continuing operations by approximately $14 million, whereas a 10% decrease would decrease pre-tax income from continuing operations by approximately $14 million. Market price movements can exceed 10% under abnormal circumstances.
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
The VaRs for the NSP-Minnesota and PSCo commodity trading operations, excluding both non-derivative transactions and derivative transactions designated as normal purchase, normal sales, calculated on a consolidated basis using a Monte Carlo simulation with a 95% confidence level and a one-day holding period, were as follows:

(Millions of Dollars)	Three Months Ended Sept. 30	VaR Limit	Average	High	Low
2021	$1.9	$3.0	$1.5	$2.2	$0.9
2020	1.2	3.0	1.0	1.3	0.8
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
At Sept. 30, 2021 and 2020, a 100-basis-point change in the benchmark rate on Xcel Energy’s variable rate debt would impact pre-tax interest expense annually by approximately $18 million and $6 million, respectively.

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
At Sept. 30, 2021, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $73 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $43 million. At Sept. 30, 2020, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $29 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $3 million.
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

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Operating Cash Flows

(Millions of Dollars)	Nine Months Ended Sept. 30
Cash provided by operating activities — 2020	$2,174

Components of change — 2021 vs. 2020
Higher net income	97
Non-cash transactions (a)	69
Changes in working capital (b)	111
Changes in net regulatory and other assets and liabilities	(872)
Cash provided by operating activities — 2021	$1,579
(a)Non-cash transactions applicable to net income (e.g., depreciation and amortization, nuclear fuel amortization, changes in deferred income taxes, allowance for equity funds used during construction, etc.).
(b)Working capital includes accounts receivable, accrued unbilled revenues, inventories, accounts payable, other current assets and other current liabilities.
Net cash provided by operating activities decreased $595 million for the nine months ended Sept. 30, 2021 compared with the prior year. The decrease was primarily due to the deferral of net natural gas, fuel and purchased energy costs related to Winter Storm Uri in the first quarter.
Investing Cash Flows

(Millions of Dollars)	Nine Months Ended Sept. 30
Cash used in investing activities — 2020	$(3,021)

Components of change — 2021 vs. 2020
Decreased capital expenditures	649
Sale of MEC in 2020	(684)
Other investing activities	(9)
Cash used in investing activities — 2021	$(3,065)
Net cash used in investing activities increased $44 million for the nine months ended Sept. 30, 2021 compared with the prior year. The decrease in capital expenditures was primarily due to the purchase of MEC in January 2020, which was subsequently sold in July 2020.
Financing Cash Flows

(Millions of Dollars)	Nine Months Ended Sept. 30
Cash provided by financing activities — 2020	$1,484

Components of change — 2021 vs. 2020
Higher debt issuances	238
Lower repayments of long-term debt	302
Higher dividends paid to shareholders	(60)
Other financing activities	24
Cash provided by financing activities — 2021	$1,988
Net cash provided by financing activities increased $504 million for the nine months ended Sept. 30, 2021 compared with the prior year. The increase was primarily attributable to the amount/timing of debt issuances and repayments, partially attributable to Winter Storm Uri.

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
As of Oct. 26, 2021, Xcel Energy Inc. and its utility subsidiaries had the following committed credit facilities available to meet liquidity needs:

(Millions of Dollars)	Credit Facility (a)	Drawn (b)	Available	Cash	Liquidity
Xcel Energy Inc.	$1,250	$427	$823	$—	$823
PSCo	700	8	692	7	699
NSP-Minnesota	500	9	491	258	749
SPS	500	55	445	2	447
NSP-Wisconsin	150	—	150	3	153
Total	$3,100	$499	$2,601	$270	$2,871
(a)Credit facilities expire in June 2024.
(b)Includes outstanding commercial paper and letters of credit.
Bilateral Credit Agreement
In April 2021, NSP-Minnesota’s uncommitted $75 million bilateral credit agreement was renewed for an additional one-year term. The credit agreement is limited in use to support letters of credit.
As of Sept. 30, 2021, NSP-Minnesota’s outstanding letters of credit under the bilateral credit agreement were as follows:

(Millions of Dollars)	Limit	Amount Outstanding	Available
NSP-Minnesota	$75	$41	$34
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
Short-term debt outstanding for Xcel Energy was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2021	Year Ended Dec. 31, 2020
Borrowing limit	$4,300	$3,100
Amount outstanding at period end	1,747	584
Average amount outstanding	1,742	1,126
Maximum amount outstanding	1,857	2,080
Weighted average interest rate, computed on a daily basis	0.57%	1.45%
Weighted average interest rate at period end	0.56	0.23
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
Capital Expenditures — Base capital expenditures and incremental capital forecasts for Xcel Energy for 2022 through 2026 are as follows:

	Base Capital Forecast (Millions of Dollars)
By Regulated Utility	2022	2023	2024	2025	2026	2022 - 2026 Total
PSCo	$1,930	$1,850	$2,070	$2,220	$1,860	$9,930
NSP-Minnesota	2,250	2,030	1,830	2,130	2,010	10,250
SPS	630	660	690	780	790	3,550
NSP-Wisconsin	480	420	540	460	390	2,290
Other (a)	(10)	—	10	(30)	10	(20)
Total base capital expenditures	$5,280	$4,960	$5,140	$5,560	$5,060	$26,000

	Base Capital Forecast (Millions of Dollars)
By Function	2022	2023	2024	2025	2026	2022 - 2026 Total
Electric distribution	$1,485	$1,600	$1,520	$1,605	$1,720	$7,930
Electric transmission	1,105	1,220	1,575	1,965	1,555	7,420
Electric generation	645	580	670	650	650	3,195
Natural gas	655	670	695	660	660	3,340
Other	725	545	450	340	450	2,510
Renewables	665	345	230	340	25	1,605
Total base capital expenditures	$5,280	$4,960	$5,140	$5,560	$5,060	$26,000
(a) Other category includes intercompany transfers for safe harbor wind turbines.

The five-year capital forecast includes the proposed Colorado Pathway transmission expansion (approximately $1.7 billion), the proposed 460 MW Sherco solar facility (approximately $600 million) and the approved ALLETE wind repowering (approximately $210 million).
Additional capital investment in renewable generation and transmission may be needed in the five-year forecast pending approval of regulatory filings in Minnesota and Colorado. The approval of the proposed resource plans could result in up to 2,000 MW of renewable generation being needed between 2024 - 2026, resulting in potential capital expenditures estimated between $1.0 to $1.5 billion (assuming Xcel Energy were to own ~50% of the renewables). Additionally, the associated $0.5 billion to $1.0 billion of network upgrades, voltage support and interconnection work related to the Colorado Power Pathway could also be needed during this five-year forecast depending on resource mix, location and timing. Any additional capital investment would likely be funded with approximately 50% equity and 50% debt.
Xcel Energy’s capital expenditure forecast is subject to continuing review and modification. Actual capital expenditures may vary from estimates due to changes in electric and natural gas projected load growth, safety and reliability needs, regulatory decisions, legislative initiatives (e.g., federal clean energy and tax policy), reserve requirements, availability of purchased power, alternative plans for meeting long-term energy needs, environmental initiatives and regulation, and merger, acquisition and divestiture opportunities.
Financing for Capital Expenditures through 2026 — Xcel Energy issues debt and equity securities to refinance retiring maturities, reduce short-term debt, fund capital programs, infuse equity in subsidiaries, fund asset acquisitions and for other general corporate purposes. Current estimated financing plans of Xcel Energy for 2022 through 2026:

(Millions of Dollars)
Funding Capital Expenditures
Cash from operations (a)	$17,640
New debt (b)	7,110
Equity through the DRIP and benefit program	450
Other equity	800
Base capital expenditures 2022-2026	$26,000

Maturing Debt	$3,900
(a)Net of dividends and pension funding.
(b)Reflects a combination of short and long-term debt; net of refinancing.
2021 Planned Financing Activity — During 2021, Xcel Energy plans to issue approximately $75 to $80 million of equity through the DRIP and benefit programs. In addition, Xcel Energy may issue $800 million in equity under an at-the-market program. Xcel Energy Inc. and its utility subsidiaries issued or plan to issue the following:

Issuer	Security	Amount		Status	Tenor	Coupon
Xcel Energy	Unsecured Bonds	$800	million	2021 Q4	5 Year/10 Year	TBD
PSCo	First Mortgage Bonds	750	million	Completed	10 Year	1.88%
SPS	First Mortgage Bonds	250	million	Completed	29 Year	3.15
NSP-Minnesota	First Mortgage Bonds	425	million	Completed	10 Year	2.25
NSP-Minnesota	First Mortgage Bonds	425	million	Completed	31 Year	3.20
NSP-Wisconsin	First Mortgage Bonds	100	million	Completed	30 Year	2.82
Financing plans are subject to change, depending on legislative initiatives (e.g., federal tax law changes), capital expenditures, regulatory outcomes, internal cash generation, market conditions and other factors.
Off-Balance-Sheet Arrangements
Xcel Energy does not have any off-balance-sheet arrangements, other than those currently disclosed, that have or are reasonably likely to have a current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Earnings Guidance and Long-Term EPS and Dividend Growth Rate Objectives
Xcel Energy 2021 Earnings Guidance — Xcel Energy narrows 2021 GAAP and ongoing earnings guidance to $2.94 to $2.98 from $2.90 to $3.00 per share.(a)
Key assumptions as compared with 2020 levels unless noted:
•Constructive outcomes in all rate case and regulatory proceedings.
•Modest impacts from COVID-19.
•Normal weather patterns for the remainder of the year.
•Weather-normalized retail electric sales are projected to increase ~1.5 to 2%.
•Weather-normalized retail firm natural gas sales are projected to increase ~1 to 2%.
•Capital rider revenue is projected to increase $100 million to $110 million (net of PTCs). PTCs are credited to customers, through capital riders, fuel clause or base rates and results in a reduction to electric margin.
•O&M expenses are projected to increase ~1%.
•Depreciation expense is projected to increase approximately $170 million to $180 million.
•Property taxes are projected to increase approximately $25 million to $35 million.
•Interest expense (net of AFUDC - debt) is projected to increase $20 million to $30 million.
•AFUDC - equity is projected to decline approximately $40 million to $50 million.
•ETR is projected to be (4%) to (5%). The ETR reflects benefits of PTCs which are credited to customers through electric margin and will not have a material impact on net income.

Xcel Energy 2022 Earnings Guidance — Xcel Energy’s 2022 GAAP and ongoing earnings guidance is a range of $3.10 to $3.20 per share.(a)
Key assumptions as compared with 2021 levels unless noted:
•Constructive outcomes in all rate case and regulatory proceedings.
•Normal weather patterns for the year.
•Weather-normalized retail electric sales are projected to increase ~1%.
•Weather-normalized retail firm natural gas sales are projected to be relatively flat.
•Capital rider revenue is projected to increase $30 million to $40 million (net of PTCs). PTCs are credited to customers, through capital riders and reductions to electric margin.
•O&M expenses are projected to increase approximately 1%.
•Depreciation expense is projected to increase approximately $260 million to $270 million.
•Property taxes are projected to increase approximately $35 million to $45 million.
•Interest expense (net of AFUDC - debt) is projected to increase $45 million to $55 million.
•AFUDC - equity is projected to be relatively flat.
•ETR is projected to be ~(5%) to (6%). The ETR reflects benefits of PTCs which are credited to customers through electric margin and will not have a material impact on net income.
(a)Ongoing earnings is calculated using net income and adjusting for certain nonrecurring or infrequent items that are, in management’s view, not reflective of ongoing operations. Ongoing earnings could differ from those prepared in accordance with GAAP for unplanned and/or unknown adjustments. Xcel Energy is unable to forecast if any of these items will occur or provide a quantitative reconciliation of the guidance for ongoing EPS to corresponding GAAP EPS.
Long-Term EPS and Dividend Growth Rate Objectives — Xcel Energy expects to deliver an attractive total return to our shareholders through a combination of earnings growth and dividend yield, based on the following long-term objectives:
•Deliver long-term annual EPS growth of 5% to 7% based off of a 2021 base of $2.96 per share, which represents the mid-point of the revised 2021 guidance range of $2.94 to $2.98 per share.
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

ITEM 6 — EXHIBITS
* Indicates incorporation by reference

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation of Xcel Energy Inc., dated May 17, 2012	Xcel Energy Inc. Form 8-K dated May 16, 2012	3.01
3.02*	Bylaws of Xcel Energy Inc. as Amended on April 3, 2020	Xcel Energy Inc Form 8-K dated April 3, 2020	3.01
4.01*	Supplemental Indenture dated as of July 19, 2021 between Northern States Power Company and U.S. Bank National Association, as successor Trustee, creating 2.82% First Mortgage Bonds, Series due May 1, 2051	NSP-Wisconsin Form 8-K dated July 20, 2021	4.01
10.01	Summary of Non-Employee Director Compensation, effective as of October 1, 2021
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XCEL ENERGY INC.

October 28, 2021	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)