Form 10-Q
period 2022-03-31
XCEL ENERGY INC
filed 2022-04-28
CIK 72903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 21, 2022
Common Stock, $2.50 par value	544,653,284 shares

This Form 10-Q is filed by Xcel Energy Inc. Additional information is available on various filings with the Securities and Exchange Commission.

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
e prime	e prime inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
WYCO	WYCO Development, LLC
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
CPUC	Colorado Public Utilities Commission
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
DOC	Minnesota Department of Commerce
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
MPUC	Minnesota Public Utilities Commission
NDPSC	North Dakota Public Service Commission
NMPRC	New Mexico Public Regulation Commission
NRC	Nuclear Regulatory Commission
OAG	Minnesota Office of Attorney General
PUCT	Public Utility Commission of Texas
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
GUIC	Gas utility infrastructure cost rider
PSIA	Pipeline System Integrity Adjustment
RES	Renewable energy standard
TCR	Transmission cost recovery adjustment

Other
AFUDC	Allowance for funds used during construction
ALJ	Administrative Law Judge
BART	Best available retrofit technology
C&I	Commercial and Industrial
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by EPA regulating the management, storage and disposal of CCRs as a nonhazardous waste
CDD	Cooling degree-days
CEO	Chief executive officer
CFO	Chief financial officer
CORE	CORE Electric Cooperative
COVID-19	Novel coronavirus
CPCN	Certificate of Public Convenience and Necessity
CSPV	Crystalline Silicon Photovoltaic
CUB	Citizens Utility Board
DRIP	Dividend Reinvestment and Stock Purchase Program
EPS	Earnings per share
ETR	Effective tax rate
FTR	Financial transmission right
GAAP	United States generally accepted accounting principles
GCA	Gas cost adjustment
GE	General Electric Company
HDD	Heating degree-days
IPP	Independent power producing entity
LLC	Limited liability company
LP&L	Lubbock Power and Light
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
NAV	Net asset value
NOPR	Notice of Proposed Rulemaking
O&M	Operating and maintenance
OATT	Open Access Transmission Tariff
PPA	Power purchase agreement
PTC	Production tax credit
ROE	Return on equity
RTO	Regional Transmission Organization
SMMPA	Southern Minnesota Municipal Power Agency

SPP	Southwest Power Pool, Inc.
THI	Temperature-humidity index
TOs	Transmission owners
VaR	Value at Risk

Measurements
MW	Megawatts

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to 2022 EPS guidance, long-term EPS and dividend growth rate objectives, future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, and expected impact on our results of operations, financial condition and cash flows of resettlement calculations and credit losses relating to certain energy transactions, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed in Xcel Energy’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2021 and subsequent filings with the SEC could cause actual results to differ materially from management expectations as suggested by such forward-looking information: uncertainty around the impacts and duration of the COVID-19 pandemic, including potential workforce impacts resulting from vaccination requirements, quarantine policies or government restrictions, and sales volatility; operational safety, including our nuclear generation facilities and other utility operations; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee work force and third-party contractor factors; violations of our Code of Conduct; ability to recover costs, changes in regulation and subsidiaries’ ability to recover costs from customers; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of Xcel Energy Inc. and its subsidiaries to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; our subsidiaries’ ability to make dividend payments; tax laws; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties; and regulatory changes and/or limitations related to the use of natural gas as an energy source.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions, except per share data)

	Three Months Ended March 31
	2022	2021
Operating revenues
Electric	$2,633	$2,870
Natural gas	1,090	647
Other	28	24
Total operating revenues	3,751	3,541

Operating expenses
Electric fuel and purchased power	1,094	1,386
Cost of natural gas sold and transported	710	299
Cost of sales — other	10	8
Operating and maintenance expenses	602	584
Conservation and demand side management expenses	92	73
Depreciation and amortization	562	521
Taxes (other than income taxes)	171	163
Total operating expenses	3,241	3,034

Operating income	510	507

Other income, net	1	5
Earnings from equity method investments	15	14
Allowance for funds used during construction — equity	13	14

Interest charges and financing costs
Interest charges — includes other financing costs of $8 and $7, respectively	214	205
Allowance for funds used during construction — debt	(5)	(5)
Total interest charges and financing costs	209	200

Income before income taxes	330	340
Income tax benefit	(50)	(22)
Net income	$380	$362

Weighted average common shares outstanding:
Basic	545	538
Diluted	545	539

Earnings per average common share:
Basic	$0.70	$0.67
Diluted	0.70	0.67

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2022	2021
Net income	$380	$362
Other comprehensive income
Pension and retiree medical benefits:
Reclassifications of loss to net income, net of tax of $1 and $—, respectively	1	—
Derivative instruments:
Net fair value increase, net of tax of $1 and $—, respectively	5	—
Reclassification of losses to net income, net of tax of $1 and $1, respectively	1	3

Total other comprehensive income	7	3
Total comprehensive income	$387	$365

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2022	2021
Operating activities
Net income	$380	$362
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	567	517
Nuclear fuel amortization	30	30
Deferred income taxes	(55)	(23)
Allowance for equity funds used during construction	(13)	(14)
Earnings from equity method investments	(15)	(14)
Dividends from equity method investments	10	11
Provision for bad debts	17	14
Share-based compensation expense	4	9
Changes in operating assets and liabilities:
Accounts receivable	(191)	(57)
Accrued unbilled revenues	146	123
Inventories	107	39
Other current assets	(10)	8
Accounts payable	(34)	(21)
Net regulatory assets and liabilities	215	(961)
Other current liabilities	51	13
Pension and other employee benefit obligations	(31)	(132)
Other, net	(38)	(40)
Net cash provided by (used in) operating activities	1,140	(136)

Investing activities
Capital/construction expenditures	(942)	(1,024)
Purchase of investment securities	(156)	(199)
Proceeds from the sale of investment securities	147	194
Other, net	(1)	(6)
Net cash used in investing activities	(952)	(1,035)

Financing activities
Proceeds from (repayments of) short-term borrowings, net	(9)	893
Proceeds from issuances of long-term debt	—	1,821
Repayments of long-term debt, including reacquisition premiums	—	(400)
Dividends paid	(240)	(223)
Other, net	(15)	(10)
Net cash (used in) provided by financing activities	(264)	2,081

Net change in cash, cash equivalents and restricted cash	(76)	910
Cash, cash equivalents and restricted cash at beginning of period	166	129
Cash, cash equivalents and restricted cash at end of period	$90	$1,039

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(202)	$(206)
Cash paid for income taxes, net	—	(3)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$288	$412
Inventory transfers to property, plant and equipment	20	22
Allowance for equity funds used during construction	13	14
Issuance of common stock for reinvested dividends and/or equity awards	11	19

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)
(amounts in millions, except per share data; shares in actual amounts)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholders' Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended March 31, 2022 and 2021
Balance at Dec. 31, 2020	537,438,394	$1,344	$7,404	$5,968	$(141)	$14,575
Net income				362		362
Other comprehensive income					3	3
Dividends declared on common stock ($0.4575 per share)				(246)		(246)
Issuances of common stock	638,268	1	14			15
Share-based compensation			(7)	(2)		(9)
Balance at March 31, 2021	538,076,662	$1,345	$7,411	$6,082	$(138)	$14,700

Balance at Dec. 31, 2021	544,025,269	$1,360	$7,803	$6,572	$(123)	$15,612
Net income				380		380
Other comprehensive income					7	7
Dividends declared on common stock ($0.4875 per share)				(265)		(265)
Issuances of common stock	505,718	1	11			12
Share-based compensation			(13)	(1)		(14)
Balance at March 31, 2022	544,530,987	$1,361	$7,801	$6,686	$(116)	$15,732

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	March 31, 2022	Dec. 31, 2021
Assets
Current assets
Cash and cash equivalents	$90	$166
Accounts receivable, net	1,190	1,018
Accrued unbilled revenues	716	862
Inventories	505	631
Regulatory assets	1,049	1,106
Derivative instruments	125	123
Prepaid taxes	40	44
Prepayments and other	307	289
Total current assets	4,022	4,239

Property, plant and equipment, net	45,837	45,457

Other assets
Nuclear decommissioning fund and other investments	3,492	3,628
Regulatory assets	2,841	2,738
Derivative instruments	94	67
Operating lease right-of-use assets	1,239	1,291
Other	460	431
Total other assets	8,126	8,155
Total assets	$57,985	$57,851

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$851	$601
Short-term debt	996	1,005
Accounts payable	1,257	1,409
Regulatory liabilities	359	271
Taxes accrued	685	569
Accrued interest	209	209
Dividends payable	265	249
Derivative instruments	97	69
Operating lease liabilities	203	205
Other	430	459
Total current liabilities	5,352	5,046

Deferred credits and other liabilities
Deferred income taxes	4,822	4,894
Deferred investment tax credits	52	53
Regulatory liabilities	5,470	5,405
Asset retirement obligations	3,210	3,151
Derivative instruments	107	105
Customer advances	192	196
Pension and employee benefit obligations	262	306
Operating lease liabilities	1,094	1,146
Other	158	158
Total deferred credits and other liabilities	15,367	15,414

Commitments and contingencies
Capitalization
Long-term debt	21,534	21,779
Common stock — 1,000,000,000 shares authorized of $2.50 par value; 544,530,987 and 544,025,269 shares outstanding at March 31, 2022 and Dec. 31, 2021, respectively	1,361	1,360
Additional paid in capital	7,801	7,803
Retained earnings	6,686	6,572
Accumulated other comprehensive loss	(116)	(123)
Total common stockholders’ equity	15,732	15,612
Total liabilities and equity	$57,985	$57,851

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of Xcel Energy Inc. and its subsidiaries as of March 31, 2022 and Dec. 31, 2021; the results of Xcel Energy’s operations, including the components of net income, comprehensive income, and changes in stockholders’ equity for the three months ended March 31, 2022 and 2021; and Xcel Energy’s cash flows for the three months ended March 31, 2022 and 2021.
All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after March 31, 2022, up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2021 balance sheet information has been derived from the audited 2021 consolidated financial statements included in the Xcel Energy Inc. Annual Report on Form 10-K for the year ended Dec. 31, 2021.
Notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto included in the Xcel Energy Inc. Annual Report on Form 10-K for the year ended Dec. 31, 2021, filed with the SEC on Feb. 23, 2022.
Due to the seasonality of Xcel Energy’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1. Summary of Significant Accounting Policies
The significant accounting policies set forth in Note 1 to the consolidated financial statements in the Xcel Energy Inc. Annual Report on Form 10-K for the year ended Dec. 31, 2021 appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2. Accounting Pronouncements
As of March 31, 2022, there was no material impact from the recent adoption of new accounting pronouncements, nor expected material impact from recently issued accounting pronouncements yet to be adopted, on Xcel Energy’s consolidated financial statements.

3. Selected Balance Sheet Data

(Millions of Dollars)	March 31, 2022	Dec. 31, 2021
Accounts receivable, net
Accounts receivable	$1,303	$1,124
Less allowance for bad debts	(113)	(106)
Accounts receivable, net	$1,190	$1,018

(Millions of Dollars)	March 31, 2022	Dec. 31, 2021
Inventories
Materials and supplies	$299	$289
Fuel	147	182
Natural gas	59	160
Total inventories	$505	$631

(Millions of Dollars)	March 31, 2022	Dec. 31, 2021
Property, plant and equipment, net
Electric plant	$49,495	$48,680
Natural gas plant	7,881	7,758
Common and other property	2,715	2,602
Plant to be retired (a)	1,151	1,200
Construction work in progress	1,733	1,969
Total property, plant and equipment	62,975	62,209
Less accumulated depreciation	(17,420)	(17,060)
Nuclear fuel	3,085	3,081
Less accumulated amortization	(2,803)	(2,773)
Property, plant and equipment, net	$45,837	$45,457
(a)Includes regulator-approved retirements of Comanche Units 1 and 2 and jointly owned Craig Unit 1 for PSCo and Sherco Units 1, 2 and 3 and A.S. King for NSP-Minnesota. Also includes SPS’ expected retirement of Tolk and conversion of Harrington to natural gas, and PSCo’s planned retirement of jointly owned Craig Unit 2.

4. Borrowings and Other Financing Instruments
Short-Term Borrowings
Short-Term Debt — Xcel Energy Inc. and its utility subsidiaries meet their short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under their credit facilities and term loan agreements.
Commercial paper and term loan borrowings outstanding for Xcel Energy:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2022	Year Ended Dec. 31, 2021
Borrowing limit	$3,100	$3,100
Amount outstanding at period end	996	1,005
Average amount outstanding	1,061	1,399
Maximum amount outstanding	1,357	2,054
Weighted average interest rate, computed on a daily basis	0.42%	0.57%
Weighted average interest rate at period end	0.93	0.31
Letters of Credit — Xcel Energy Inc. and its utility subsidiaries use letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. There were $39 million and $19 million of letters of credit outstanding under the credit facilities at March 31, 2022 and Dec. 31, 2021, respectively. Amounts approximate their fair value and are subject to fees.
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
As of March 31, 2022, Xcel Energy Inc. and its utility subsidiaries had the following committed revolving credit facilities available:

(Millions of Dollars)	Credit Facility (a)	Drawn (b)	Available
Xcel Energy Inc.	$1,250	$780	$470
PSCo	700	31	669
NSP-Minnesota	500	11	489
SPS	500	214	286
NSP-Wisconsin	150	—	150
Total	$3,100	$1,036	$2,064
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
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available credit facilities capacity. Xcel Energy Inc. and its utility subsidiaries had no direct advances on the credit facilities outstanding as of March 31, 2022 and Dec. 31, 2021.
Bilateral Credit Agreement
In April 2022, NSP-Minnesota’s uncommitted bilateral credit agreement was renewed for an additional one-year term. The credit agreement is limited in use to support letters of credit.
As of March 31, 2022, NSP-Minnesota’s outstanding letters of credit under the bilateral credit agreement were as follows:

(Millions of Dollars)	Limit	Amount Outstanding	Available
NSP-Minnesota	$75	$45	$30
Other Equity — Xcel Energy Inc. issued $10 million and $13 million of equity through the DRIP during the three months ended March 31, 2022 and 2021, respectively. The program allows shareholders to reinvest their dividends directly in Xcel Energy Inc. common stock.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. Xcel Energy’s operating revenues consisted of the following:

	Three Months Ended March 31, 2022
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$817	$663	$9	$1,489
C&I	1,235	356	2	1,593
Other	32	—	14	46
Total retail	2,084	1,019	25	3,128
Wholesale	259	—	—	259
Transmission	152	—	—	152
Other	23	45	—	68
Total revenue from contracts with customers	2,518	1,064	25	3,607
Alternative revenue and other	115	26	3	144
Total revenues	$2,633	$1,090	$28	$3,751

	Three Months Ended March 31, 2021
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$733	$384	$10	$1,127
C&I	1,033	187	9	1,229
Other	30	—	2	32
Total retail	1,796	571	21	2,388
Wholesale	743	—	—	743
Transmission	146	—	—	146
Other	13	19	—	32
Total revenue from contracts with customers	2,698	590	21	3,309
Alternative revenue and other	172	57	3	232
Total revenues	$2,870	$647	$24	$3,541

6. Income Taxes
Note 7 to the consolidated financial statements included in Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2021 represents, in all material respects, the current status of other income tax matters except to the extent noted below, and are incorporated by reference.
Difference between the statutory rate and ETR:

	Three Months Ended March 31
	2022	2021
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	4.9	4.9
Decreases:
Wind PTCs	(34.4)	(24.6)
Plant regulatory differences (a)	(4.8)	(6.1)
Other tax credits, net operating loss & tax credits allowances	(1.5)	(1.1)
Other (net)	(0.4)	(0.6)
Effective income tax rate	(15.2)%	(6.5)%
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
•Liability awards subject to a performance condition; any portions settled in shares are included in common shares outstanding upon settlement.
Common shares outstanding used in the basic and diluted EPS computation:

	Three Months Ended March 31
(Shares in Millions)	2022	2021
Basic	545	538
Diluted (a)	545	539
(a)Diluted common shares outstanding included common stock equivalents of 0.2 million for the three months ended March 31, 2022 and 2021, respectively.

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
Unrealized gains for the nuclear decommissioning fund were $1.2 billion and $1.3 billion as of March 31, 2022 and Dec. 31, 2021, respectively, and unrealized losses were $37 million and $7 million as of March 31, 2022 and Dec. 31, 2021, respectively.
Non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund:

	March 31, 2022
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$80	$80	$—	$—	$—	$80
Commingled funds	871	—	—	—	1,258	1,258
Debt securities	626	—	606	10	—	616
Equity securities	409	1,159	1	—	—	1,160
Total	$1,986	$1,239	$607	$10	$1,258	$3,114
(a)    Reported in nuclear decommissioning fund and other investments on the consolidated balance sheets, which also includes $215 million of equity method investments and $163 million of rabbi trust assets and miscellaneous investments.

	Dec. 31, 2021
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$64	$64	$—	$—	$—	$64
Commingled funds	856	—	—	—	1,294	1,294
Debt securities	631	—	666	9	—	675
Equity securities	411	1,222	1	—	—	1,223
Total	$1,962	$1,286	$667	$9	$1,294	$3,256
(a)Reported in nuclear decommissioning fund and other investments on the consolidated balance sheets, which also includes $208 million of equity method investments and $164 million of rabbi trust assets and other miscellaneous investments.
For the three months ended March 31, 2022 and 2021, there were immaterial Level 3 nuclear decommissioning fund investments or transfer of amounts between levels.
Contractual maturity dates of debt securities in the nuclear decommissioning fund as of March 31, 2022:

	Final Contractual Maturity
(Millions of Dollars)	Due in 1 year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 years	Total
Debt securities	$2	$142	$193	$279	$616
Rabbi Trusts
Xcel Energy has established rabbi trusts to provide partial funding for future distributions of its supplemental executive retirement plan and deferred compensation plan.
Cost and fair value of assets held in rabbi trusts:

	March 31, 2022
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trusts (a)
Cash equivalents	$20	$20	$—	$—	$20
Mutual funds	75	85	—	—	85
Total	$95	$105	$—	$—	$105

	Dec. 31, 2021
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trusts (a)
Cash equivalents	$20	$20	$—	$—	$20
Mutual funds	75	89	—	—	89
Total	$95	$109	$—	$—	$109
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
As of March 31, 2022, accumulated other comprehensive loss related to interest rate derivatives included $5 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of March 31, 2022, Xcel Energy had unsettled interest swaps outstanding with a notional amount of $245 million. These interest rate derivatives were designated as cash flow hedges, and as such, changes in fair value are recorded to other comprehensive income.

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
Xcel Energy may enter into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers, but may not be designated as qualifying hedging transactions. The classification of gains or losses for these instruments as a regulatory asset or liability, if applicable, is based on approved regulatory recovery mechanisms. As of March 31, 2022, Xcel Energy had no commodity contracts designated as cash flow hedges.
Xcel Energy enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.
Gross notional amounts of commodity forwards, options and FTRs:

(Amounts in Millions) (a)(b)	March 31, 2022	Dec. 31, 2021
Megawatt hours of electricity	63	80
Million British thermal units of natural gas	141	156
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
As of March 31, 2022, four of Xcel Energy’s ten most significant counterparties for these activities, comprising $80 million, or 31%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings. Four of the ten most significant counterparties, comprising $56 million, or 22%, of this credit exposure, were not rated by these external ratings agencies, but based on Xcel Energy’s internal analysis, had credit quality consistent with investment grade. Two of these significant counterparties, comprising $59 million or 23% of this credit exposure, had credit quality less than investment grade, based on internal analysis. Seven of these significant counterparties are municipal or cooperative electric entities, RTOs or other utilities.
Impact of Derivative Activity —

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities
Three Months Ended March 31, 2022
Derivatives designated as cash flow hedges:
Interest rate	$6	$—
Total	$6	$—
Other derivative instruments:
Electric commodity	$—	$1
Natural gas commodity	—	4
Total	$—	$5

Three Months Ended March 31, 2021
Other derivative instruments:
Electric commodity	$—	$2
Natural gas commodity	—	1
Total	$—	$3

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Three Months Ended March 31, 2022
Derivatives designated as cash flow hedges:
Interest rate	$2	(a)	$—		$—
Total	$2		$—		$—
Other derivative instruments:
Commodity trading	$—		$—		$2	(b)
Electric commodity	—		(13)	(c)	—
Natural gas commodity	—		3	(d)	(17)	(d)(e)
Total	$—		$(10)		$(15)

Three Months Ended March 31, 2021
Derivatives designated as cash flow hedges:
Interest rate	$2	(a)	$—		$—
Total	$2		$—		$—
Other derivative instruments:
Commodity trading	$—		$—		$32	(b)
Electric commodity	—		3	(c)	—
Natural gas commodity	—		8	(d)	(10)	(d)(e)
Total	$—		$11		$22
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
(e)Relates primarily to option premium amortization.
Xcel Energy had no derivative instruments designated as fair value hedges during the three months ended March 31, 2022 and 2021.

Credit Related Contingent Features — Contract provisions for derivative instruments that the utility subsidiaries enter, including those accounted for as normal purchase-normal sale contracts and therefore not reflected on the consolidated balance sheets, may require the posting of collateral or settlement of the contracts for various reasons, including if the applicable utility subsidiary’s credit ratings are downgraded below its investment grade credit rating by any of the major credit rating agencies. At March 31, 2022 and Dec. 31, 2021, there were $4 million and $3 million, respectively, of derivative liabilities with such underlying contract provisions. Certain contracts also contain cross default provisions that may require the posting of collateral or settlement of the contracts if there was a failure under other financing arrangements related to payment terms or other covenants. As of March 31, 2022 and Dec. 31, 2021, there were approximately $94 million and $64 million, respectively, of derivative liabilities with such underlying contract provisions.
Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that a given utility subsidiary’s ability to fulfill its contractual obligations is reasonably expected to be impaired. Xcel Energy had no collateral posted related to adequate assurance clauses in derivative contracts as of March 31, 2022 and Dec. 31, 2021.
Recurring Fair Value Measurements — Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2022						Dec. 31, 2021
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Derivatives designated as cash flow hedges:
Interest rate	$—	$6	$—	$6	$—	$6	$—	$—	$—	$—	$—	$—
Other derivative instruments:
Commodity trading	$56	$188	$64	$308	$(231)	$77	$22	$137	$21	$180	$(134)	$46
Electric commodity	—	—	38	38	(1)	37	—	—	57	57	(1)	56
Natural gas commodity	—	—	—	—	—	—	—	18	—	18	—	18
Total current derivative assets	$56	$194	$102	$352	$(232)	120	$22	$155	$78	$255	$(135)	120
PPAs (b)						5						3
Current derivative instruments						$125						$123
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$36	$66	$117	$219	$(135)	$84	$16	$63	$89	$168	$(107)	$61
Electric commodity	—	—	5	5	—	5	—	—	—	—	—	—
Total noncurrent derivative assets	$36	$66	$122	$224	$(135)	89	$16	$63	$89	$168	$(107)	61
PPAs (b)						5						6
Noncurrent derivative instruments						$94						$67

	March 31, 2022						Dec. 31, 2021
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Other derivative instruments:
Commodity trading	$47	$213	$50	$310	$(230)	$80	$19	$148	$20	$187	$(143)	$44
Electric commodity	—	—	1	1	(1)	—	—	—	1	1	(1)	—
Natural gas commodity	—	—	—	—	—	—	—	8	—	8	—	8
Total current derivative liabilities	$47	$213	$51	$311	$(231)	80	$19	$156	$21	$196	$(144)	52
PPAs (b)						17						17
Current derivative instruments						$97						$69
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$40	$64	$133	$237	$(168)	$69	$18	$48	$127	$193	$(128)	$65
Total noncurrent derivative liabilities	$40	$64	$133	$237	$(168)	69	$18	$48	$127	$193	$(128)	65
PPAs (b)						38						40
Noncurrent derivative instruments						$107						$105
(a)Xcel Energy nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at March 31, 2022 and Dec. 31, 2021. At both March 31, 2022 and Dec. 31, 2021, derivative assets and liabilities include no obligations to return cash collateral. At March 31, 2022 and Dec. 31, 2021, derivative assets and liabilities include rights to reclaim cash collateral of $34 million and $30 million, respectively. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)During 2006, Xcel Energy qualified these contracts under the normal purchase exception. Based on this qualification, contracts are no longer adjusted to fair value and the previous carrying value of these contracts is being amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Changes in Level 3 commodity derivatives:

	Three Months Ended March 31
(Millions of Dollars)	2022	2021
Balance at Jan. 1	$19	$(49)
Purchases	5	—
Settlements	(50)	(16)
Net transactions recorded during the period:
Gains recognized in earnings (a)	42	38
Net (losses) gains recognized as regulatory assets and liabilities	24	14
Balance at March 31	$40	$(13)
(a)Level 3 net gains recognized in earnings are subject to offsetting net losses of derivative instruments categorized as levels 1 and 2 in the income statement.
Xcel Energy recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three months ended March 31, 2022 and 2021.
Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	March 31, 2022		Dec. 31, 2021
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$22,385	$22,807	$22,380	$25,232
Fair value of Xcel Energy’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of March 31, 2022 and Dec. 31, 2021 and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

9. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended March 31
	2022	2021	2022	2021
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$24	$26	$—	$—
Interest cost (a)	27	26	4	4
Expected return on plan assets (a)	(52)	(52)	(4)	(4)
Amortization of prior service credit (a)	—	—	(2)	(2)
Amortization of net loss (a)	19	27	1	1
Settlement charge (b)	(1)	—	—	—
Net periodic benefit cost (credit)	17	27	(1)	(1)
Effects of regulation	5	(1)	1	1
Net benefit cost (credit) recognized for financial reporting	$22	$26	$—	$—

(a)     The components of net periodic cost other than the service cost component are included in the line item “Other income, net” in the consolidated statements of income or capitalized on the consolidated balance sheets as a regulatory asset.
(b)     In the first quarter of 2022, Xcel Energy recognized $1 million in settlement charge true-ups related to the fourth quarter 2021.
In January 2022, contributions of $50 million were made across four of Xcel Energy’s pension plans. Xcel Energy does not expect additional pension contributions during 2022.

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
Comanche Unit 3 Litigation — In September 2021, CORE filed a lawsuit in Denver County District Court seeking an unspecified amount of damages. CORE alleges PSCo breached ownership agreement terms by failing to operate Comanche Unit 3 in accordance with prudent utility practices. PSCo filed a motion to dismiss several of CORE’s claims. In January 2022 the Court granted PSCo’s motion and dismissed CORE’s claims for unjust enrichment, declaratory judgment and damages for replacement power costs. In February 2022, CORE disclosed that it is claiming in excess of $125 million in total damages.
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

Minnesota Winter Storm Uri Costs — In Minnesota, NSP-Minnesota is participating in a contested case regarding the prudency of incremental natural gas costs incurred during Winter Storm Uri. Other parties to the case have recommended significant cost disallowances, and while ultimate resolution of the matter is uncertain, it is reasonably possible that the MPUC could disallow certain deferred costs, resulting in earnings losses.
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
In March 2022, following February 2022 ALJ hearings, the Company and intervenors subsequently submitted initial and reply briefs to the ALJ. The OAG modified its position, recommending disallowances of up to $148 million, the largest recommendation among the intervenor positions. An ALJ decision is expected in late May and an MPUC decision is expected in Q3 of 2022.
Sherco — In 2018, NSP-Minnesota and SMMPA (Co-owner of Sherco Unit 3) reached a settlement with GE related to a 2011 incident, which damaged the turbine at Sherco Unit 3 and resulted in an extended outage for repair. NSP-Minnesota notified the MPUC of its proposal to refund settlement proceeds to customers through the fuel clause adjustment.
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
In January 2021, the OAG and DOC recommended that NSP-Minnesota refund approximately $17 million of replacement power costs previously recovered through the fuel clause adjustment. NSP-Minnesota subsequently filed its response, asserting that it acted prudently in connection with the Sherco Unit 3 outage, the MPUC has previously disallowed $22 million of related costs and no additional refund or disallowance is appropriate. A final decision by the MPUC is pending. A loss related to this matter is deemed remote.
Westmoreland Arbitration — In November 2014, insurers of the Westmoreland Coal Company filed an arbitration demand against NSP-Minnesota, SMMPA and Western Fuels Association, seeking recovery of alleged $36 million of business losses due to a turbine failure at Sherco Unit 3. Westmoreland’s insurers have recently clarified that they will seek to recover $19 million in damages, plus prejudgment interest. The Westmoreland insurers claim NSP-Minnesota’s invocation of the force majeure clause to stop the supply of coal was improper because the incident was allegedly caused by NSP-Minnesota’s failure to conform to industry maintenance standards.
NSP-Minnesota denies the claims asserted by the Westmoreland insurers and believes it properly stopped the supply of coal based upon the force majeure provision. Parties participated in mediation in the second quarter of 2022. A final hearing has been scheduled for October 2022. At this stage of the proceeding, a reasonable estimate of damages or range of damages cannot be determined.
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
The FERC has subsequently issued various related orders (including Opinion Nos. 569, 569A and 569B) related to ROE methodology/calculations and timing. NSP-Minnesota has recognized a liability for its best estimate of final refunds to customers for applicable complaint periods.
The MISO TOs and various other parties have filed petitions for review of the FERC’s most recent applicable opinions at the D.C. Circuit. Oral arguments were held in late 2021 and a decision is expected by the end of the third quarter of 2022.
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
In October 2017, SPS filed a separate related complaint asserting SPP assessed upgrade charges to SPS in violation of the SPP OATT. In March 2018, the FERC issued an order denying the SPS complaint. SPS filed a request for rehearing in April 2018. The FERC issued a tolling order granting a rehearing for further consideration in May 2018. If SPS’ complaint results in additional charges or refunds, SPS will seek to recover or refund the amount through future SPS customer rates. In October 2020, SPS filed a petition for review of the FERC’s March 2018 order and May 2018 tolling order at the D.C. Circuit. In February 2022, FERC issued an order rejecting SPS’ request for hearing. SPS has appealed that order. That appeal has been combined with SPS’ prior appeal.

Contract Termination — SPS and LP&L have a 25-year, 170 MW partial requirements contract. In May 2021, SPS and LP&L finalized a settlement which would terminate the contract upon LP&L’s move from the SPP to the Electric Reliability Council of Texas (expected in 2023). The settlement agreement requires LP&L to pay SPS $78 million, to the benefit of SPS’ remaining customers. LP&L would remain obligated to pay for SPP transmission charges associated with LP&L’s load in SPP. The agreement is subject to approval by the PUCT and FERC.
Environmental
MGP, Landfill and Disposal Sites
Xcel Energy is investigating, remediating or performing post-closure actions at 14 MGP, landfill or other disposal sites across its service territories.
Xcel Energy has recognized its best estimate of costs/liabilities from final resolution of these issues, however, the outcome and timing are unknown. In addition, there may be insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of costs incurred.
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
PSCo also built an alternative collection and treatment system to remove a bottom ash pond from service. The total cost of the treatment system is approximately $25 million. PSCo removed the pond from service in June 2021 and did not meet the April 2021 deadline.
PSCo is in the process of negotiating a compliance order with the EPA addressing the closure deadline as well as other issues. PSCo is proceeding with the pond closure at an estimated cost of $3 million. Closure costs for existing impoundments are included in the calculation of the asset retirement obligation.
Federal Clean Water Act Section 316(b) — The federal Clean Water Act requires the EPA to regulate cooling water intake structures to assure that these structures reflect the best technology available for minimizing impingement and entrainment of aquatic species. Xcel Energy estimates the likely future cost for complying with impingement and entrainment requirements is approximately $39 million, to be incurred between 2022 and 2028. Xcel Energy believes six NSP-Minnesota plants and two NSP-Wisconsin plants could be required to make improvements to reduce impingement and entrainment. The exact total cost of the impingement and entrainment improvements is uncertain, but could be up to $192 million. Xcel Energy anticipates these costs will be fully recoverable through regulatory mechanisms.
Environmental Requirements — Air
Reasonable Progress Rule: In 2016, the EPA adopted a final rule establishing a federal implementation plan for reasonable further progress under the regional haze program for the state of Texas. The rule imposes sulfur dioxide emission limitations that would require the installation of dry scrubbers on Tolk Units 1 and 2; compliance would have been required by February 2021. Investment costs associated with dry scrubbers could be $600 million. SPS appealed the EPA’s decision and obtained a stay of the final rule.
In March 2017, the Fifth Circuit remanded the rule to the EPA for reconsideration, leaving the stay in effect. In a future rulemaking, the EPA will address whether sulfur dioxide emission reductions beyond those required in the BART alternative rule referenced above are needed at Tolk under the “reasonable progress” requirements. As states are now proceeding with the second regional haze planning period, the EPA may choose not to act on the remanded rule, but could impose additional requirements as part of a BART reconsideration or as part of the second planning period.
Leases
Xcel Energy evaluates contracts that may contain leases, including PPAs and arrangements for the use of office space and other facilities, vehicles and equipment. A contract contains a lease if it conveys the exclusive right to control the use of a specific asset.
Components of lease expense:

	Three Months Ended March 31
(Millions of Dollars)	2022	2021
Operating leases
PPA capacity payments	$63	$58
Other operating leases (a)	13	8
Total operating lease expense (b)	$76	$66
Finance leases
Amortization of ROU assets	$1	$2
Interest expense on lease liability	4	4
Total finance lease expense	$5	$6
(a)Includes short-term lease expense of $1 million for 2022 and 2021.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.

Commitments under operating and finance leases as of March 31, 2022:

(Millions of Dollars)	PPA Operating Leases	Other Operating Leases	Total Operating Leases	Finance Leases (a)
Total minimum obligation	$1,348	$178	$1,526	$239
Interest component of obligation	(197)	(32)	(229)	(167)
Present value of minimum obligation	$1,151	146	1,297	72
Less current portion			(203)	(4)
Noncurrent operating and finance lease liabilities			$1,094	$68
(a)Excludes certain amounts related to Xcel Energy’s 50% ownership interest in WYCO.
Variable Interest Entities
Under certain PPAs, NSP-Minnesota, PSCo and SPS purchase power from IPPs for which the utility subsidiaries are required to reimburse fuel costs, or to participate in tolling arrangements under which the utility subsidiaries procure the natural gas required to produce the energy that they purchase. These specific PPAs create a variable interest in the IPP.
The utility subsidiaries had approximately 4,037 MW and 4,062 MW of capacity under long-term PPAs at March 31, 2022 and Dec. 31, 2021, respectively, with entities that have been determined to be variable interest entities. Xcel Energy concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. The PPAs have expiration dates through 2041.

Other
Guarantees and Bond Indemnifications — Xcel Energy Inc. and its subsidiaries provide guarantees and bond indemnities, which guarantee payment or performance. Xcel Energy Inc.’s exposure is based upon the net liability under the agreements. Most of the guarantees and bond indemnities issued by Xcel Energy Inc. and its subsidiaries have a stated maximum amount.
As of March 31, 2022 and Dec. 31, 2021, Xcel Energy Inc. and its subsidiaries had no assets held as collateral related to their guarantees, bond indemnities and indemnification agreements. Guarantees and bond indemnities issued and outstanding for Xcel Energy were approximately $61 million and $60 million at March 31, 2022 and Dec. 31, 2021, respectively.
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

11. Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(75)	$(48)	$(123)	$(85)	$(56)	$(141)
Other comprehensive gain before reclassifications (net of taxes of $1, $—, $— and $—, respectively)	5	—	5	—	—	—
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (net of taxes of $1, $—, $1 and $—, respectively) (a)	1	—	1	3	—	3
Amortization of net actuarial loss (net of taxes of $—, $—, $— and $—, respectively) (b)	—	1	1	—	—	—
Net current period other comprehensive income	6	1	7	3	—	3
Accumulated other comprehensive loss at March 31	$(69)	$(47)	$(116)	$(82)	$(56)	$(138)

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
Xcel Energy had equity method investments of $215 million and $208 million as of March 31, 2022 and Dec. 31, 2021, respectively, included in the natural gas utility and all other segments.
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
Xcel Energy’s segment information:

	Three Months Ended March 31
(Millions of Dollars)	2022	2021
Regulated Electric
Total revenues	$2,633	$2,870
Net income	278	269
Regulated Natural Gas
Total revenues	$1,090	$647
Net income	130	118
All Other
Total revenues	$28	$24
Net loss	(28)	(25)
Consolidated Total
Total revenues	$3,751	$3,541
Net income	380	362

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
Non-GAAP Financial Measures
The following discussion includes financial information prepared in accordance with GAAP, as well as certain non-GAAP financial measures such as ongoing earnings and ongoing diluted EPS. Generally, a non-GAAP financial measure is a measure of a company’s financial performance, financial position or cash flows that adjusts measures calculated and presented in accordance with GAAP. Xcel Energy’s management uses non-GAAP measures for financial planning and analysis, for reporting of results to the Board of Directors, in determining performance-based compensation, and communicating its earnings outlook to analysts and investors. Non-GAAP financial measures are intended to supplement investors’ understanding of our performance and should not be considered alternatives for financial measures presented in accordance with GAAP. These measures are discussed in more detail below and may not be comparable to other companies’ similarly titled non-GAAP financial measures.
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
We use these non-GAAP financial measures to evaluate and provide details of Xcel Energy’s core earnings and underlying performance. We believe these measurements are useful to investors to evaluate the actual and projected financial performance and contribution of our subsidiaries.For the three months ended March 31, 2022 and 2021, there were no such adjustments to GAAP earnings and therefore GAAP earnings equal ongoing earnings for these periods.

Results of Operations
The only common equity securities that are publicly traded are common shares of Xcel Energy Inc. Diluted earnings and EPS of each subsidiary discussed below do not represent a direct legal interest in the assets and liabilities allocated to such subsidiary but rather represent a direct interest in our assets and liabilities as a whole.
Summarized diluted EPS for Xcel Energy:

	Three Months Ended March 31
Diluted Earnings (Loss) Per Share	2022	2021
PSCo	$0.32	$0.31
NSP-Minnesota	0.23	0.24
SPS	0.10	0.11
NSP-Wisconsin	0.09	0.06
Earnings from equity method investments — WYCO	0.01	0.01
Regulated utility (a)	0.75	0.73
Xcel Energy Inc. and Other	(0.05)	(0.06)
Total (a)	$0.70	$0.67
(a)     Amounts may not add due to rounding.

Summary of Earnings
Xcel Energy — Xcel Energy’s GAAP first quarter diluted earnings were $0.70 per share in 2022 compared with $0.67 per share in 2021. The increase was driven by regulatory recovery of capital investment, partially offset by higher depreciation, interest expense and O&M expenses. Costs for natural gas sold and transported significantly increased in 2022 primarily due to market price fluctuations. However, fluctuations in electric and natural gas revenues associated with changes in fuel and purchased power and/or natural gas sold and transported generally do not significantly impact earnings (changes in revenues are offset by the related variation in costs).
PSCo — Earnings increased $0.01 per share for the first quarter of 2022, reflecting regulatory recovery of capital investment and higher demand revenues, partially offset by increased depreciation, O&M expenses and incremental power costs from the Comanche Unit 3 outage.
NSP-Minnesota — Earnings decreased $0.01 per share for the first quarter of 2022, as regulatory recovery of capital investment was offset by increased depreciation and O&M expenses.
SPS — Earnings decreased $0.01 per share for the first quarter of 2022, primarily due to taxes (other than income taxes) and impacts associated with Winter Storm Uri, partially offset by favorable sales.
NSP-Wisconsin — Earnings increased $0.03 per share for the first quarter of 2022, reflecting the impact of regulatory rate outcomes and higher sales attributable to weather, partially offset by higher O&M expenses.
Xcel Energy Inc. and Other — Primarily includes financing costs at the holding company and earnings from Energy Impact Partners funds equity method investments.
Changes in GAAP and Ongoing Diluted EPS
Components significantly contributing to changes in 2022 EPS compared to 2021:

Diluted Earnings (Loss) Per Share	Three Months Ended March 31
GAAP and ongoing diluted EPS — 2021	$0.67

Components of change - 2022 vs. 2021
Higher electric revenues, net of electric fuel and purchased power	0.08
Lower effective tax rate (ETR) (a)	0.05
Higher natural gas revenues, net of cost of natural gas sold and transported	0.04
Higher depreciation and amortization	(0.06)
Higher O&M expenses	(0.02)
Higher taxes (other than income taxes)	(0.01)
Higher interest charges	(0.01)
Other, net	(0.04)
GAAP and ongoing diluted EPS — 2022	$0.70
(a)Includes PTCs and plant regulatory amounts, which are primarily offset as a reduction to electric revenues.
Statement of Income Analysis
The following summarizes the items that affected the individual revenue and expense items reported in the consolidated statements of income.
Estimated Impact of Temperature Changes on Regulated Earnings —Unusually hot summers or cold winters increase electric and natural gas sales, while mild weather reduces electric and natural gas sales. The estimated impact of weather on earnings is based on the number of customers, temperature variances, the amount of natural gas or electricity historically used per degree of temperature and excludes any incremental related operating expenses that could result due to storm activity or vegetation management requirements. As a result, weather deviations from normal levels can affect Xcel Energy’s financial performance. However, decoupling mechanisms in Colorado and proposed sales true-up mechanisms in Minnesota predominately mitigate the positive and adverse impacts of weather for the electric utility.
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
Percentage increase in normal and actual HDD:

	Three Months Ended March 31
	2022 vs. Normal	2021 vs. Normal	2022 vs. 2021
HDD	9.7%	1.3%	8.1%
Weather — Estimated impact of temperature variations on EPS compared with normal weather conditions:

	Three Months Ended March 31
	2022 vs. Normal	2021 vs. Normal	2022 vs. 2021
Retail electric	$0.020	$—	$0.020
Decoupling and sales true-up	(0.010)	0.002	(0.012)
Electric total	$0.010	$0.002	$0.008
Firm natural gas	0.016	0.003	0.013
Total	$0.026	$0.005	$0.021

Sales — Sales growth (decline) for actual and weather-normalized sales in 2022 compared to 2021:

	Three Months Ended March 31
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Actual
Electric residential	(1.4)%	4.7%	0.3%	6.2%	1.9%
Electric C&I	2.7	6.6	10.2	4.7	6.2
Total retail electric sales	1.2	5.9	8.0	5.2	4.8
Firm natural gas sales	(1.5)	20.6	N/A	22.1	6.7

	Three Months Ended March 31
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Weather-Normalized
Electric residential	(1.5)%	0.4%	(0.1)%	0.8%	(0.3)%
Electric C&I	2.7	5.9	10.1	4.1	5.9
Total retail electric sales	1.2	4.0	7.8	3.0	3.9
Firm natural gas sales	(1.2)	5.3	N/A	7.3	1.5

Weather-normalized electric sales growth (decline)
Weather-adjusted sales results for each of our utility subsidiaries in 2022 reflect generally improving economies as the adverse effects of COVID-19 lessen. The recovery reflects increased sales in the C&I sector due to increased economic activity. Individuals returning to work have led to declines in use per customer and overall residential sales.
•PSCo — Residential sales declined based on decreased use per customer, partially offset by a 1.2% increase in customers. The growth in C&I sales was due to a 1.3% increase in customers and higher use per customer, primarily the real estate and leasing, food services, energy and construction sectors.
•NSP-Minnesota — Residential sales growth reflects a 1.2% increase in customers, partially offset by decreased use per customer. The growth in C&I sales was primarily due to higher use per customer, particularly in the manufacturing, real estate and leasing, and food service sectors.
•SPS — Residential sales declined due to a lower use per customer, partially offset by a 1.0% increase in customers. C&I sales increased due to higher use per customer, primarily driven by the energy sector.
•NSP-Wisconsin — Residential sales growth was attributable to a 0.7% increase in customers. The growth in C&I sales was due to a 0.4% increase in customers and higher use per customer, primarily led by increases in the manufacturing, accommodation and food services and health care sectors.
Weather-normalized natural gas sales growth (decline)
•Natural gas sales reflect a higher customer use, primarily in NSP-Minnesota and NSP-Wisconsin, as well as a 1.2% increase in residential customers and a 0.5% increase in C&I customers.
Electric Margin
Electric margin is presented as electric revenues less electric fuel and purchased power expenses. Expenses incurred for electric fuel and purchased power are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are generally offset in operating revenues.
Electric revenues and fuel and purchased power expenses are impacted by fluctuations in the price of natural gas, coal and uranium. However, these price fluctuations generally have minimal earnings impact due to fuel recovery mechanisms that recover fuel expenses. In addition, electric customers receive a credit for PTCs generated, which reduce electric revenue and income taxes.
Electric revenues, fuel and purchased power and electric margin:

	Three Months Ended March 31
(Millions of Dollars)	2022	2021
Electric revenues	$2,633	$2,870
Electric fuel and purchased power	(1,094)	(1,386)
Electric margin	$1,539	$1,484
Change:

(Millions of Dollars)	Three Months Ended March 31, 2022 vs. 2021
Regulatory rate outcomes (Minnesota, Colorado, Wisconsin, Texas and New Mexico)	$63
Non-fuel riders	36
Sales and demand (a)	22
Conservation and demand side management (offset in expense)	14
Estimated impact of weather (net of decoupling/sales true-up)	6
PTCs flowed back to customers (offset by lower ETR)	(53)
Proprietary commodity trading, net of sharing (b)	(25)
Comanche Unit 3 outage (c)	(9)
Other (net)	1
Total increase	$55
(a)Sales excludes weather impact, net of decoupling in Colorado and proposed sales true-up mechanism in Minnesota.
(b)Includes $27 million of trading margin recognized in the first quarter of 2021, driven by market changes associated with Winter Storm Uri.
(c)See Other section for further information.
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
Natural gas revenues, cost of natural gas sold and transported and natural gas margin:

	Three Months Ended March 31
(Millions of Dollars)	2022	2021
Natural gas revenues	$1,090	$647
Cost of natural gas sold and transported	(710)	(299)
Natural gas margin	$380	$348

Change:

(Millions of Dollars)	Three Months Ended March 31, 2022 vs. 2021
Regulatory rate outcomes (Minnesota, Wisconsin, North Dakota)	$17
Estimated impact of weather	10
Gas sales and transport (excluding weather impact)	7
Other (net)	(2)
Total increase	$32
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses increased $18 million for the first quarter, due to additional investments in technology and customer programs, higher insurance premiums and additional bad debt expenses (primarily attributable to higher billings and/or increased commodity prices), partially offset by a reduction in employee benefit costs.

Depreciation and Amortization — Depreciation and amortization increased $41 million for the first quarter. The increase was primarily driven by several wind farms going into service and normal system expansion.
Interest Charges — Interest charges increased $9 million for the first quarter, largely due to increased long-term debt levels to fund capital investments and the unrecovered/deferred balances related to Winter Storm Uri.
Income Taxes — Income tax benefit increased $28 million for the first quarter, primarily driven by an increase in wind PTCs. Wind PTCs are credited to customers (recorded as a reduction to revenue) and do not have a material impact on net income.
In April 2022, the IRS published inflation factors used to determine the PTC rate. As a result, the 2022 PTC rate on the sale of electricity produced from wind is 2.7 cents per kilowatt hour, compared to 2.5 cents for 2021.

Public Utility Regulation and Other
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
Rates are designed to recover plant investment, operating costs and an allowed return on investment. Our utility subsidiaries request changes in utility rates through commission filings. Changes in operating costs can affect Xcel Energy’s financial results, depending on the timing of rate cases and implementation of final rates. Other factors affecting rate filings are new investments, sales, conservation and demand side management efforts, and the cost of capital.
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
In December 2021, the MPUC approved interim rates, subject to refund, of $247 million, effective Jan. 1, 2022.
Next steps in the procedural schedule are expected to be as follows:
•Intervenor testimony: Oct. 3, 2022.
•Rebuttal testimony: Nov. 8, 2022.
•Hearing: Dec. 13-16, 2022.
•ALJ Report: March 31, 2023.
•MPUC Order: June 30, 2023.
2022 Minnesota Natural Gas Rate Case — In November 2021, NSP-Minnesota filed a request with the MPUC for an annual natural gas rate increase of $36 million, or 6.6%. The filing is based on a 2022 forecast test year and includes a requested ROE of 10.5%, an equity ratio of 52.5% and a rate base of $934 million.
In December 2021, the MPUC approved interim rates of $25 million, subject to refund, effective Jan. 1, 2022.
Next steps in the procedural schedule are expected to be as follows:
•Intervenor testimony: Aug. 30, 2022.
•Rebuttal testimony: Oct. 4, 2022.
•Hearing: Nov. 1-4, 2022.
•ALJ Report: Feb. 6, 2023.
•MPUC Order: April 26, 2023.
2021 North Dakota Natural Gas Rate Case — In September 2021, NSP-Minnesota filed a request with the NDPSC for a natural gas rate increase of $7 million, or 10.5%. The filing is based on a requested ROE of 10.5%, an equity ratio of 52.54%, a 2022 forecast test year and a rate base of $124 million. Interim rates of $7 million, subject to refund, were implemented on Nov. 1, 2021.
In April 2022, NDPSC Staff recommended a $4 million increase, based on an ROE of 9.5% and an equity ratio of 52.0%. In April 2022, NSP-Minnesota updated its request to $6 million, or 8.8% based on a requested ROE of 10.5%, an equity ratio of 52.54% and an updated rate base of $115 million. Hearings are expected June 1-3, 2022. An NDPSC decision is expected in the third quarter of 2022.

Minnesota Relief and Recovery — In 2020, the MPUC opened a docket and invited utilities in the state to submit potential projects that would create jobs and help jump start the economy to offset the impacts of COVID-19.
The status of the various proposals is listed below:
•In April 2021, NSP-Minnesota proposed to add 460 MW of solar facilities at the Sherco site with an incremental investment of approximately $575 million. See further discussion within Sherco Solar Project below.
•In March 2022, the MPUC approved the public charging proposal for 21 sites and asked NSP-Minnesota to develop a proposal for additional investments in public charging infrastructure, but denied NSP-Minnesota’s proposal to provide $40 million of electric vehicle rebates due to concerns regarding legal authority.
Minnesota Resource Plan Settlement — In July 2019, NSP-Minnesota filed its Minnesota (Upper Midwest) resource plan, which runs through 2034. In February 2022, the MPUC approved the following:
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
•Recognition of the need for 800 MW of additional firm dispatchable resources between 2027 and 2029. The dispatchable generation will require an approval through a certificate of need process.
2022 RES Electric Rider — In November 2021, NSP-Minnesota filed the RES Rider. The requested amount of $264 million includes a true-up (2020 and 2021 riders) of $154 million and the 2022 requested amount of $110 million. The filing included an ROE of 9.06%. An MPUC decision is pending.
2021 RES Electric Rider — In November 2020, NSP-Minnesota filed the RES Rider. The amount of $189 million included a true-up (2019 and 2020 riders) of $96 million and a 2021 amount of $93 million. The filing was based on an ROE of 9.06%. The rider was approved by the MPUC in March 2022.
2022 GUIC Natural Gas Rider — In October 2021, NSP-Minnesota filed the GUIC Rider for an amount of $27 million based on an ROE of 9.04%. An MPUC decision is pending.
2021 GUIC Natural Gas Rider — In October 2020, NSP-Minnesota filed the GUIC Rider for an amount of $27 million based on an ROE of 9.04%. An MPUC decision is pending.
2022 TCR Electric Rider — In November 2021, NSP-Minnesota filed the TCR Rider for an amount of $105 million based on an ROE of 9.06%. An MPUC decision is pending.
Nuclear Power Operations
NSP-Minnesota owns two nuclear generating plants: the Monticello plant and the Prairie Island plant. See Note 12 to the consolidated financial statements of Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2021 for further information. The circumstances set forth in Nuclear Power Operations included in Item 7 of Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2021, appropriately represent, in all material respects, the current status of nuclear power operations, and are incorporated by reference.
NSP-Wisconsin
Recently Concluded Regulatory Proceedings
Michigan Electric Rate Case — In March 2022, the Michigan Public Service Commission approved a settlement that grants NSP-Wisconsin an electric revenue increase of $1.6 million in 2022, based on a ROE of 9.7% and an equity ratio of 52.5%. New rates were effective April 1, 2022.
PSCo
Pending and Recently Concluded Regulatory Proceedings
Colorado Natural Gas Rate Case — In January 2022, PSCo filed a request with the CPUC seeking a net increase to retail natural gas rates of $107 million. The total change to base rates is $215 million, which reflects the transfer of $108 million previously recovered from customers through the PSIA rider. The request is based on a 10.25% ROE, an equity ratio of 55.66% and a 2022 current test year with a projected rate base of $3.6 billion. PSCo has requested a proposed effective date of Nov. 1, 2022.
Additionally, PSCo’s request includes step revenue increases of $40 million (effective Nov. 1, 2023) and $41 million (effective Nov. 1, 2024) related to continued capital investment.

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
Next steps in the procedural schedule are expected to be as follows:
•Intervenor testimony: June 15, 2022.
•Rebuttal testimony: July 13, 2022.
•Settlement: Aug. 3, 2022.
•Evidentiary hearings: Aug. 17-23, 2022.
•Statement of position: Sept. 21, 2022.
Colorado Electric Rate Request — In July 2021, PSCo filed a request with the CPUC seeking a net electric rate increase of $343 million (or 12.4%). The total request reflects a $470 million increase, which includes $127 million of previously authorized costs currently recovered through various rider mechanisms. The request was based on a 10.0% ROE, an equity ratio of 55.64%, a 2022 forecast test year, a rate base of $10.3 billion and impacts of a new depreciation study.

In March 2022, the CPUC approved an unopposed settlement without modification. Rates became effective April 1, 2022. Key settlement terms include:
•A net electric rate increase of $177 million. The total change in base rates is $299 million, which includes $122 million of revenue previously collected through various rider mechanisms.
•A ROE of 9.3% and an equity ratio of 55.69%.
•A current 2021 test year (average rate base) with the transfer of Cheyenne Ridge, the Wildfire Mitigation Plan and Advanced Grid Intelligence and Security investments at year-end rate base.
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
Colorado Power Pathway Settlement — In February 2022, the CPUC approved the CPCN for the Pathway Project. Key decisions include:
•The CPUC approved PSCo’s cost estimate of $1.7 billion and recovery through the transmission rider.
•The CPUC modified the Performance Incentive Mechanism proposed in the settlement agreement, which focused on cost controls, to add a separate mechanism to further incentivize timely delivery of the Pathway Project segments. Key details of the Performance Incentive Mechanisms are pending the CPUC’s written decision.
•The CPUC granted a conditional CPCN approval for the 345 kilovolt May Valley-Longhorn line extension, pending the level of renewables being added in that region through PSCo’s resource plan. The initial cost estimate for the extension is approximately $250 million.
Colorado Resource Plan Settlement — In April 2022, PSCo and multiple intervenors filed a revised settlement of the resource plan, which will result in the further acceleration of the retirement of the Comanche Unit 3 coal plant, an expected carbon reduction of at least 85% and an 80% renewable mix by 2030. A CPUC decision is expected in the second quarter of 2022. Key settlement terms include:
•Early retirement of Hayden: Unit 2 in 2027 (was 2036); and Unit 1 in 2028 (was 2030).
•Conversion of the Pawnee coal plant to natural gas by no later than Jan. 1, 2026.
•Early retirement of Comanche Unit 3 by Jan. 1, 2031 with reduced operations beginning in 2025.
•Addition of ~2,400 MW of wind.
•Addition of ~1,600 MW of universal-scale solar.
•Addition of 400 MW of storage.
•Addition of 1,300 MW of flexible, dispatchable generation.
•Addition of ~1,200 MW of distributed solar resources through our renewable energy programs.
Colorado Partial Settlement — In October 2021, PSCo filed a comprehensive settlement with the CPUC Staff and the Colorado Energy Office, which proposed to address four outstanding regulatory items, including recovery of fuel costs related to Winter Storm Uri, disputed revenue associated with the 2020 electric decoupling pilot program year, replacement power costs associated with an extended outage at Comanche Unit 3 during 2020 and deferred customer bad debt balances associated with COVID-19. The Utility Consumer Advocate has not signed the settlement. A hearing and a CPUC decision on the settlement is expected in the second quarter of 2022.
Key settlement terms include:
•PSCo would fully recover Winter Storm Uri deferred net natural gas, fuel and purchased energy costs of $263 million (electric utility) and $287 million (natural gas utility) over a 24-month and 30-month period, respectively, with no carrying charges through a rider mechanism. Recovery will likely commence in Q2 2022 for electric costs and April 1, 2022 for natural gas costs.
•PSCo will refund electric customers $41 million (previously deferred) related to the 2020 electric decoupling pilot program.
•PSCo agreed to forego recovery of $14 million for replacement power costs due to an extended outage at Comanche Unit 3 during 2020 (approved by the CPUC in February 2022 as part of the 2020 retail electric commodity adjustment settlement agreement).
•PSCo also agreed to not seek recovery of COVID-19 related bad debt expense, previously deferred as a regulatory asset, and recorded an additional $11 million of incremental bad debt expense for the period ended Dec. 31, 2021.
Decoupling Filing — PSCo has a decoupling program, effective April 1, 2020 through Dec. 31, 2023. The program applies to Residential and metered small C&I customers who do not pay a demand charge. The program includes a refund and surcharge cap not to exceed 3% of forecasted base rate revenue for a specified period.
As of March 31, 2022, PSCo has recognized a refund for Residential customers and a surcharge for C&I customers based on 2020, 2021 and the first quarter of 2022 results.
In October 2021, a settlement was reached on Winter Storm Uri costs and also addressed certain components of decoupling. See Partial Settlement disclosure above.
Comanche Unit 3 — In October 2021, a comprehensive settlement was reached, which addressed treatment of 2020 Comanche Unit 3 replacement power costs. See Colorado Partial Settlement disclosure above and Note 10 accompanying the consolidated financial statements for further information.
2019 Electric Rate Case Appeal — In August 2020, PSCo filed an appeal with the Denver District Court seeking a review of CPUC decisions on gains and losses on sales of assets, oil and gas royalty revenues, Board of Directors equity compensation and a true-up surcharge to collect the difference between rates from February through August 2020. In January 2022, the Denver District Court issued its decision that the CPUC’s approach to gains and losses on certain sales of assets was legally erroneous and confiscatory to PSCo and set aside and remanded the issue for further consideration. PSCo anticipates filing a Motion for Decision in Q2 2022.

GCA NOPR — In June 2021, the CPUC issued a NOPR addressing the recovery of costs through the GCA. The CPUC has reopened the GCA NOPR matter and proposed a 2 step process aimed at 1) considering near term process changes to the GCA used by various utilities to be filed no later than July 1, 2022 and 2) a longer term process to evaluate potential performance incentive GCA structures to be filed no later than Nov. 1, 2022.
SPS
Pending and Recently Concluded Regulatory Proceedings
2021 New Mexico Electric Rate Case — In January 2021, SPS filed an electric rate case with the NMPRC with a current requested base rate increase of $84 million.
In February 2022, the NMPRC approved an uncontested stipulation without modification, which reflected a $62 million rate increase, a change in the depreciation life of the Tolk coal plant to 2032, an equity ratio of 54.72% and a ROE of 9.35% for reconciliation statements and determining the revenue requirements for the Sagamore and Hale wind projects. New rates went into effect on Feb. 26, 2022.
2021 Texas Electric Rate Case — In 2021, SPS filed an electric rate case with the PUCT and its municipalities seeking an increase in base rates of approximately $140 million. The request was based on a ROE of 10.35%, an equity ratio of 54.60%, a rate base of approximately $3.3 billion and a historic test year based on the 12-months ended Dec. 31, 2020.
In January 2022, SPS and intervenors filed a blackbox settlement. Key terms include:
•Base rate increase of $89 million effective back to March 15, 2021.
•A 9.35% ROE and 7.01% weighted average cost of capital for AFUDC purposes only.
•Depreciation lives for Tolk moved up to 2034 and Harrington coal assets moved up to 2024.
In February 2022, the ALJ issued an order approving interim rates effective March 1, 2022. A PUCT decision is expected in the second quarter of 2022.
Other
Supply Chain
Xcel Energy’s ability to meet customer energy requirements, respond to storm-related disruptions and execute our capital expenditure program are dependent on maintaining an efficient supply chain. Manufacturing processes have experienced disruptions related to scarcity of certain raw materials and interruptions in production and shipping. These disruptions have been further exacerbated by inflationary pressures, labor shortages and the impact of international conflicts/issues. Xcel Energy continues to monitor the availability of materials and has sought to mitigate impacts by seeking alternative suppliers as necessary.
Solar Resources
In April 2022, the U.S. Department of Commerce initiated an anti-circumvention investigation that would subject CSPV solar panels and cells imported from Malaysia, Vietnam, Thailand, and Cambodia with potential incremental tariffs ranging from 50% to 250%. These countries account for more than 80% of CSPV panel imports.
The uncertainty of the investigation and the adverse impact on potential tariffs has resulted in the cancellation or delay of certain domestic solar projects.
The impacts on Xcel Energy are as follows:
•NSP-Minnesota Sherco Solar Project — In April 2021, NSP-Minnesota proposed to add 460 MW of solar facilities at the Sherco site with an initial estimated investment of approximately $575 million. NSP-Minnesota requested a delay in the procedural schedule due to recent solar supply chain disruptions and potential impact on pricing. We now anticipate a MPUC decision in Q4 2022 or Q1 2023. The proposed facilities are still expected to be in-service by the end of 2025.
•NSP-Wisconsin — In June 2021, the Public Service Commission of Wisconsin approved NSP-Wisconsin’s Western Mustang solar project, a 74 MW facility that would be built by a developer for approximately $100 million. The project was originally scheduled to go into service in 2022. As a result of the disruption of the solar supply chain, the developer has indicated difficulty delivering the project at the contract price and scheduled in-service date. Negotiations on a potential solution are on-going.
•PSCo PPAs — PSCo has several solar PPAs scheduled to go into service in late 2022 and early 2023. Some developers have indicated difficulty delivering the projects at the contract price and at the scheduled in-service date. Negotiations on a potential solution are on-going. PSCo is developing contingency plans in the event that the PPAs are not completed in time to meet the capacity needs of the 2023 summer season.
Marshall Wildfire
In December 2021, a wildfire ignited in Boulder County, Colorado (the “Marshall Fire”), which burned over 6,000 acres and destroyed or damaged over 1,000 structures. Boulder County authorities are currently investigating the fire and have not yet determined a cause. There were no downed power lines in the ignition area, and nothing the Company has seen to this point indicates that our equipment or operations caused the fire.
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
On March 31, 2022, a class action suit was filed in Boulder County pertaining to the Marshall Fire. In the remote event PSCo was found liable related to this litigation and were required to pay damages, such amounts could exceed our insurance coverage and have a material adverse effect on our financial condition, results of operations or cash flows.
Comanche Unit 3 Outage
In January 2022, PSCo experienced an extended outage at the Comanche Unit 3 plant (750 MW, coal-fueled electric generating unit). PSCo will not seek recovery of any incremental replacement power costs, which are estimated to be approximately $25 million, assuming normal weather, current market pricing and remediation in June 2022. Incremental replacement power costs incurred as of March 31, 2022 were $9 million.

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
Regulatory Overview — Xcel Energy has natural gas, fuel and purchased energy mechanisms in each jurisdiction for recovering incurred costs. However, the utility subsidiaries have deferred February 2021 cost increases for future recovery and sought recovery of the cost increases over a period of up to 63 months to mitigate the impact to customer bills. Additionally, we did not request recovery of financing costs in order to further limit the impact to our customers. Xcel Energy currently has approval for recovery of Winter Storm Uri costs in Wisconsin, Michigan, North Dakota and New Mexico. There were no material costs for South Dakota.
A summary of the pending regulatory requests for Winter Storm Uri cost recovery in the other states is listed below.
Proceedings initiated:

Utility Subsidiary	Jurisdiction	Regulatory Status
NSP-Minnesota	Minnesota
In 2021, the MPUC allowed recovery of $179 million of costs (with no financing charge) starting in September 2021. The C&I class ($82 million) will be recovered over 27 months and the residential class ($97 million) will be recovered over a 63-month recovery period. The $179 million in extraordinary cost recovery is subject to refund pending the outcome of a contested case before an ALJ.

In December 2021, direct testimony was received from intervenors. A hearing before the ALJs took place in February 2022. The Company and intervenors subsequently submitted briefs. The DOC recommended that NSP-Minnesota be disallowed $122 million in costs. The OAG modified its position, recommending disallowances of $110 million to $148 million, and the CUB continues to recommend a $69 million disallowance.

Xcel Energy strongly disagrees with the recommendations of the DOC, OAG and CUB and believes that it acted prudently and according to MPUC approved procedures for the best interest of its customers and stakeholders. An ALJ decision is expected in late May and an MPUC decision is expected in Q3 of 2022.

Utility Subsidiary	Jurisdiction	Regulatory Status
PSCo	Colorado
In May 2021, PSCo filed a request with the CPUC to recover $263 million in weather-related electric costs, $287 million in incremental natural gas costs and $4 million in incremental steam costs over 24 months with no financing charge.

In October, a partial settlement was reached with the Staff and the Colorado Energy Office, allowing full recovery of Winter Storm Uri deferred costs of $263 million (electric utility) and $287 million (natural gas utility) over a 24-month and 30-month period, respectively, with no carrying charges. A CPUC decision on the settlement is pending.

The statutory date for decision is July 15, 2022. In addition, the CPUC is considering prospective changes in fuel cost recovery.

SPS	Texas
In 2021, SPS filed to recover $88 million of Winter Storm Uri costs over 24 months, as part of the Texas fuel surcharge filing.

In January 2022, SPS and other parties filed a stipulation for interim rates. The filing covers all fuel under-collections occurring between January 2020 and August 2021, totaling $121 million. The settlement does not address the prudence of Winter Storm Uri costs nor the retention of $11 million related to market sales during the event. These items will be reviewed through the triennial Fuel Reconciliation proceeding and are subject to a final PUCT decision. Interim rates, designed to collect up to $110 million over a period of 30 months, began on Feb. 1, 2022.

Environmental
Affordable Clean Energy
In July 2019, the EPA adopted the Affordable Clean Energy rule, which requires states to develop plans by 2022 for greenhouse gas reductions from coal-fired power plants. In January 2021, the U.S. Court of Appeals for the D.C. Circuit issued a decision vacating and remanding the Affordable Clean Energy rule. That decision would allow the EPA to proceed with alternate regulation of coal-fired power plants. However, the Court of Appeals decision has been appealed to the U.S Supreme Court, where the Court heard argument in February and is expected to rule by June on the nature and extent of the EPA’s greenhouse gas regulatory authority. If any new rules require additional investment, Xcel Energy believes that the cost of these initiatives or replacement generation would be recoverable through rates based on prior state commission practices.

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
Fair value of net commodity trading contracts as of March 31, 2022:

	Futures / Forwards Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
NSP-Minnesota (a)	$(7)	$(11)	$(3)	$(2)	$(23)
NSP- Minnesota (b)	4	4	(5)	(5)	(2)
PSCo (a)	16	9	2	1	28
PSCo (b)	(41)	(45)	1	—	(85)
	$(28)	$(43)	$(5)	$(6)	$(82)

	Options Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
NSP-Minnesota (b)	$1	$—	$—	$11	$12
PSCo (b)	25	24	—	—	49
	$26	$24	$—	$11	$61
(a) Prices actively quoted or based on actively quoted prices.
(b) Prices based on models and other valuation methods.
Changes in the fair value of commodity trading contracts before the impacts of margin-sharing for the three months ended March 31:

(Millions of Dollars)	2022	2021
Fair value of commodity trading net contracts outstanding at Jan. 1	$(33)	$(54)
Contracts realized or settled during the period	3	(33)
Commodity trading contract additions and changes during the period	9	37
Fair value of commodity trading net contracts outstanding at March 31	$(21)	$(50)
At March 31, 2022, a 10% increase in market prices for commodity trading contracts through the forward curve would increase pre-tax income from continuing operations by approximately $14 million, whereas a 10% decrease would decrease pre-tax income from continuing operations by approximately $17 million. At March 31, 2021, a 10% increase in market prices for commodity trading contracts would increase pre-tax income from continuing operations by approximately $14 million, whereas a 10% decrease would decrease pre-tax income from continuing operations by approximately $13 million. Market price movements can exceed 10% under abnormal circumstances.
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
The VaRs for the NSP-Minnesota and PSCo commodity trading operations, excluding both non-derivative transactions and derivative transactions designated as normal purchase, normal sales, calculated on a consolidated basis using a Monte Carlo simulation with a 95% confidence level and a one-day holding period, were as follows:

(Millions of Dollars)	Three Months Ended March 31	VaR Limit	Average	High	Low
2022	$1.1	$3.0	$1.0	$1.3	$0.7
2021	0.5	3.0	2.9	52.3	0.5
A short-term increase in VaR occurred during the week of Feb. 12, 2021 through Feb. 18, 2021. On Feb. 17, 2021, the portfolio VaR reached a high of $52 million. This increase in VaR was driven by the unprecedented market conditions during Winter Storm Uri. Prior to this widespread weather event, VaR was $1 million and returned to $1 million by Feb. 19, 2021.
Nuclear Fuel Supply — NSP-Minnesota has contracted for and has its 2022 and 2023 enriched nuclear material requirements in various stages of processing in Canada, Europe and the United States. We will continue to monitor the evolving situation in Ukraine and its global impacts to assess if further actions are required to assure a secure supply of enriched nuclear material. NSP-Minnesota is scheduled to take delivery of approximately 30% of its average enriched nuclear material requirements from Russia through 2030.
Interest Rate Risk — Xcel Energy is subject to interest rate risk. Our risk management policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives such as swaps, caps, collars and put or call options.
At March 31, 2022 and 2021, a 100-basis-point change in the benchmark rate on Xcel Energy’s variable rate debt would impact pre-tax interest expense annually by approximately $12 million and $15 million, respectively.
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
At March 31, 2022, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $39 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $28 million. At March 31, 2021, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $34 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $12 million.
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
Commodity Derivatives — Xcel Energy monitors the creditworthiness of the counterparties to its commodity derivative contracts and assesses each counterparty’s ability to perform on the transactions. The impact of discounting commodity derivative assets for counterparty credit risk was not material to the fair value of commodity derivative assets at March 31, 2022.
Adjustments to fair value for credit risk of commodity trading instruments are recorded in electric revenues. Credit risk adjustments for other commodity derivative instruments are deferred as other comprehensive income or deferred as regulatory assets and liabilities. Classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms. The impact of discounting commodity derivative liabilities for credit risk was immaterial at March 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Operating Cash Flows

(Millions of Dollars)	Three Months Ended March 31
Cash used in operating activities — 2021	$(136)

Components of change — 2022 vs. 2021
Higher net income	18
Non-cash transactions (a)	15
Changes in working capital (b)	(36)
Changes in net regulatory and other assets and liabilities	1,279
Cash provided by operating activities — 2022	$1,140
(a)Non-cash transactions applicable to net income (e.g., depreciation and amortization, nuclear fuel amortization, changes in deferred income taxes, allowance for equity funds used during construction, etc.).
(b)Working capital includes accounts receivable, accrued unbilled revenues, inventories, accounts payable, other current assets and other current liabilities.
Net cash provided by operating activities increased $1,276 million for the three months ended March 31, 2022 compared with the prior year. The increase was primarily due to the deferral of net natural gas, fuel and purchased energy costs related to Winter Storm Uri in the first quarter of 2021.
Investing Cash Flows

(Millions of Dollars)	Three Months Ended March 31
Cash used in investing activities — 2021	$(1,035)

Components of change — 2022 vs. 2021
Decreased capital expenditures	82
Other investing activities	1
Cash used in investing activities — 2022	$(952)
Net cash used in investing activities decreased $83 million for the three months ended March 31, 2022 compared with the prior year. The decrease in capital expenditures was largely due to timing and the completion of various wind projects.
Financing Cash Flows

(Millions of Dollars)	Three Months Ended March 31
Cash provided by financing activities — 2021	$2,081

Components of change — 2022 vs. 2021
Lower debt issuances	(2,723)
Lower repayments of long-term debt	400
Higher dividends paid to shareholders	(17)
Other financing activities	(5)
Cash used in financing activities — 2022	$(264)
Net cash provided by (used in) financing activities decreased $2,345 million for the three months ended March 31, 2022 compared with the prior year. The decrease was primarily attributable to the amount/timing of debt issuances and repayments, partially attributable to deferral of Winter Storm Uri costs in 2021 and pending recovery in 2022 and beyond.

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
•In January 2022, contributions of $50 million were made across four of Xcel Energy’s pension plans.
•In 2021, contributions of $131 million were made across four of Xcel Energy’s pension plans.
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
As of April 25, 2022, Xcel Energy Inc. and its utility subsidiaries had the following committed credit facilities available to meet liquidity needs:

(Millions of Dollars)	Credit Facility (a)	Drawn (b)	Available	Cash	Liquidity
Xcel Energy Inc.	$1,250	$641	$609	$1	$610
PSCo	700	133	567	3	570
NSP-Minnesota	500	11	489	3	492
SPS	500	256	244	2	246
NSP-Wisconsin	150	50	100	1	101
Total	$3,100	$1,091	$2,009	$10	$2,019
(a)Credit facilities expire in June 2024.
(b)Includes outstanding commercial paper and letters of credit.
Bilateral Credit Agreement
In April 2022, NSP-Minnesota’s uncommitted $75 million bilateral credit agreement was renewed for an additional one-year term. The credit agreement is limited in use to support letters of credit.
As of March 31, 2022, NSP-Minnesota’s outstanding letters of credit under the bilateral credit agreement were as follows:

(Millions of Dollars)	Limit	Amount Outstanding	Available
NSP-Minnesota	$75	$45	$30
Short-Term Debt — Xcel Energy Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS each have individual commercial paper programs. The authorized levels for these commercial paper programs are:
•$1.25 billion for Xcel Energy Inc.
•$700 million for PSCo.
•$500 million for NSP-Minnesota.
•$500 million for SPS.
•$150 million for NSP-Wisconsin.
Short-term debt outstanding for Xcel Energy was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2022	Year Ended Dec. 31, 2021
Borrowing limit	$3,100	$3,100
Amount outstanding at period end	996	1,005
Average amount outstanding	1,061	1,399
Maximum amount outstanding	1,357	2,054
Weighted average interest rate, computed on a daily basis	0.42%	0.57%
Weighted average interest rate at period end	0.93	0.31
Money Pool — Xcel Energy received FERC approval to establish a utility money pool arrangement with the utility subsidiaries, subject to receipt of required state regulatory approvals. The utility money pool allows for short-term investments in and borrowings between the utility subsidiaries.
Xcel Energy may make investments in the utility subsidiaries at market-based interest rates; however, the money pool arrangement does not allow the utility subsidiaries to make investments in Xcel Energy. The money pool balances are eliminated in consolidation. NSP-Minnesota, NSP-Wisconsin, PSCo and SPS participate in the money pool pursuant to approval from their respective state regulatory commissions.
2022 Planned Financing Activity — During 2022, Xcel Energy plans to issue approximately $75 to $80 million of equity through the DRIP and benefit programs. In addition, Xcel Energy may issue up to $800 million in equity from 2022-2026. Xcel Energy and its utility subsidiaries plan to issue the following:

Issuer	Security	Amount		Status
Xcel Energy	Unsecured Bonds	$700	million	Planned - Q2
PSCo	First Mortgage Bonds	700	million	Planned - Q2
SPS	First Mortgage Bonds	200	million	Planned - Q2
NSP-Minnesota	First Mortgage Bonds	500	million	Planned - Q2
NSP-Wisconsin	First Mortgage Bonds	100	million	Planned - Q3
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
•Weather-normalized retail electric sales are projected to increase ~1% to 2%.
•Weather-normalized retail firm natural gas sales are projected to increase ~1%.
•Capital rider revenue is projected to increase $0 million to $10 million (net of PTCs). The change in the capital rider assumption reflects an increase in the PTC rate, as published by the IRS in April 2022, and will not materially impact earnings as it will be offset by lower tax expense. PTCs are credited to customers through capital riders and reductions to other regulatory mechanisms.
•O&M expenses are projected to increase approximately 1%.
•Depreciation expense is projected to increase approximately $285 million to $295 million. The change in assumption is a result of new rates going into effect in Colorado and New Mexico for changes in depreciation lives and will be offset by revenue with minimal impact on earnings.
•Property taxes are projected to increase approximately $40 million to $50 million.
•Interest expense (net of AFUDC - debt) is projected to increase $80 million to $90 million. The assumption change reflects higher interest rates and slightly larger debt issuances.
•AFUDC - equity is projected to be relatively flat.
•ETR is projected to be ~(6%) to (8%). The change in the ETR assumption reflects an increase in the PTC rate, as published by the IRS in April 2022. The impacts of PTCs are credited to customers through electric margin and will not have a material impact on net income.
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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the market risk disclosure included in our Annual Report on Form 10-K for the year ended Dec. 31, 2021 under “Derivatives, Risk Management and Market Risk.”

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
As of March 31, 2022, based on an evaluation carried out under the supervision and with the participation of Xcel Energy’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that Xcel Energy’s disclosure controls and procedures were effective.
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

ITEM 1A — RISK FACTORS
Xcel Energy’s risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2021, which is incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the Form 10-K.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchaser:
The following table provides information about our purchases of equity securities that are registered by Xcel Energy Inc. pursuant to Section 12 of the Exchange Act for the quarter ended March 31, 2022:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
Jan. 1, 2022 - Jan. 31, 2022	—	$—	—	—
Feb. 1, 2022 - Feb. 28, 2022	—	—	—	—
March 1, 2022 - March 31, 2022 (a)	2,376	67.33	—	—
	2,376		—	—
(a)Xcel Energy Inc. or one of its agents periodically purchases common shares in open-market transactions in order to satisfy obligations under the Stock Equivalent Plan for Non-Employee Directors.

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

XCEL ENERGY INC.

4/28/2022	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)