Form 10-Q
period 2022-06-30
XCEL ENERGY INC
filed 2022-07-28
CIK 72903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 21, 2022
Common Stock, $2.50 par value	546,991,330 shares

This Form 10-Q is filed by Xcel Energy Inc. Additional information is available in various filings with the SEC. This report should be read in its entirety.

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
e prime	e prime inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
WYCO	WYCO Development, LLC
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
CPUC	Colorado Public Utilities Commission
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
DOC	Minnesota Department of Commerce
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
MPUC	Minnesota Public Utilities Commission
NDPSC	North Dakota Public Service Commission
NMPRC	New Mexico Public Regulation Commission
NRC	Nuclear Regulatory Commission
OAG	Minnesota Office of Attorney General
PUCT	Public Utility Commission of Texas
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
GCA	Gas cost adjustment
GUIC	Gas utility infrastructure cost rider
PSIA	Pipeline System Integrity Adjustment
RES	Renewable energy standard
TCR	Transmission cost recovery adjustment

Other
ACE	Affordable Clean Energy
AFUDC	Allowance for funds used during construction
ALJ	Administrative Law Judge
ATM	At-the-market
BART	Best available retrofit technology
C&I	Commercial and Industrial
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by EPA regulating the management, storage and disposal of CCRs as a nonhazardous waste
CDD	Cooling degree-days
CEO	Chief executive officer
CFO	Chief financial officer
CORE	CORE Electric Cooperative
CPCN	Certificate of Public Convenience and Necessity
CPP	Clean Power Plan
CSPV	Crystalline Silicon Photovoltaic
CUB	Citizens Utility Board
DRIP	Dividend Reinvestment and Stock Purchase Program
EPS	Earnings per share
ETR	Effective tax rate
FTR	Financial transmission right
GAAP	United States generally accepted accounting principles
GE	General Electric Company
HDD	Heating degree-days
IPP	Independent power producing entity
LLC	Limited liability company
LP&L	Lubbock Power and Light
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
NAV	Net asset value
NOPR	Notice of Proposed Rulemaking
O&M	Operating and maintenance
OATT	Open Access Transmission Tariff
PIM	Performance Incentive Mechanism
PPA	Power purchase agreement
PTC	Production tax credit
ROE	Return on equity

RTO	Regional Transmission Organization
SMMPA	Southern Minnesota Municipal Power Agency
SPP	Southwest Power Pool, Inc.
THI	Temperature-humidity index
TOs	Transmission owners
UCA	Colorado Office of the Utility Consumer Advocate
VaR	Value at Risk

Measurements
MW	Megawatts

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to 2022 EPS guidance, long-term EPS and dividend growth rate objectives, future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, and expected impact on our results of operations, financial condition and cash flows of resettlement calculations and credit losses relating to certain energy transactions, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed in Xcel Energy’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2021 and subsequent filings with the SEC, could cause actual results to differ materially from management expectations as suggested by such forward-looking information: uncertainty around the impacts and duration of the COVID-19 pandemic, including potential workforce impacts resulting from vaccination requirements, quarantine policies or government restrictions, and sales volatility; operational safety, including our nuclear generation facilities and other utility operations; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee work force and third-party contractor factors; violations of our Codes of Conduct; ability to recover costs, changes in regulation and subsidiaries’ ability to recover costs from customers; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of Xcel Energy to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; our subsidiaries’ ability to make dividend payments; tax laws; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties; and regulatory changes and/or limitations related to the use of natural gas as an energy source.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Operating revenues
Electric	$2,923	$2,597	$5,556	$5,467
Natural gas	476	449	1,566	1,096
Other	25	22	53	46
Total operating revenues	3,424	3,068	7,175	6,609

Operating expenses
Electric fuel and purchased power	1,181	1,047	2,275	2,433
Cost of natural gas sold and transported	251	218	961	517
Cost of sales — other	11	9	21	17
O&M expenses	614	600	1,216	1,184
Conservation and demand side management expenses	81	71	173	144
Depreciation and amortization	638	528	1,200	1,049
Taxes (other than income taxes)	179	157	350	320
Total operating expenses	2,955	2,630	6,196	5,664

Operating income	469	438	979	945

Other (expense) income, net	(6)	3	(5)	8
Earnings from equity method investments	11	20	26	34
Allowance for funds used during construction — equity	20	18	33	32

Interest charges and financing costs
Interest charges — includes other financing costs of $8, $7, $16 and $14, respectively	247	212	461	417
Allowance for funds used during construction — debt	(7)	(6)	(12)	(11)
Total interest charges and financing costs	240	206	449	406

Income before income taxes	254	273	584	613
Income tax benefit	(74)	(38)	(124)	(60)
Net income	$328	$311	$708	$673

Weighted average common shares outstanding:
Basic	546	539	545	539
Diluted	546	539	546	539

Earnings per average common share:
Basic	$0.60	$0.58	$1.30	$1.25
Diluted	0.60	0.58	1.30	1.25

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Net income	$328	$311	$708	$673
Other comprehensive income
Pension and retiree medical benefits:
Reclassifications of loss to net income, net of tax of $—, $—, $1 and $1, respectively	1	1	2	1
Derivative instruments:
Net fair value increase, net of tax of $4, $—, $6 and $—, respectively	11	—	16	—
Reclassification of losses to net income, net of tax of $—, $—, $1 and $1, respectively	1	2	2	5

Total other comprehensive income	13	3	20	6
Total comprehensive income	$341	$314	$728	$679

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Six Months Ended June 30
	2022	2021
Operating activities
Net income	$708	$673
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,210	1,043
Nuclear fuel amortization	61	56
Deferred income taxes	(135)	(67)
Allowance for equity funds used during construction	(33)	(32)
Earnings from equity method investments	(26)	(34)
Dividends from equity method investments	20	21
Provision for bad debts	30	27
Share-based compensation expense	14	21
Changes in operating assets and liabilities:
Accounts receivable	(97)	(63)
Accrued unbilled revenues	70	14
Inventories	(44)	7
Other current assets	26	24
Accounts payable	137	(15)
Net regulatory assets and liabilities	213	(794)
Other current liabilities	(134)	(265)
Pension and other employee benefit obligations	(32)	(128)
Other, net	—	1
Net cash provided by operating activities	1,988	489

Investing activities
Capital/construction expenditures	(2,040)	(1,967)
Purchase of investment securities	(787)	(628)
Proceeds from the sale of investment securities	769	410
Other, net	3	(17)
Net cash used in investing activities	(2,055)	(2,202)

Financing activities
(Repayments of) proceeds from short-term borrowings, net	(869)	1,161
Proceeds from issuances of long-term debt	2,066	1,821
Repayments of long-term debt, including reacquisition premiums	(600)	(399)
Proceeds from issuance of common stock	151	11
Dividends paid	(497)	(460)
Other, net	(15)	(12)
Net cash provided by financing activities	236	2,122

Net change in cash, cash equivalents and restricted cash	169	409
Cash, cash equivalents and restricted cash at beginning of period	166	129
Cash, cash equivalents and restricted cash at end of period	$335	$538

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(425)	$(390)
Cash paid for income taxes, net	(9)	(5)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$401	$509
Inventory transfers to property, plant and equipment	30	43
Operating lease right-of-use assets	15	1
Allowance for equity funds used during construction	33	32
Issuance of common stock for reinvested dividends and/or equity awards	27	35

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	June 30, 2022	Dec. 31, 2021
Assets
Current assets
Cash and cash equivalents	$335	$166
Accounts receivable, net	1,084	1,018
Accrued unbilled revenues	792	862
Inventories	645	631
Regulatory assets	1,085	1,106
Derivative instruments	534	123
Prepaid taxes	51	44
Prepayments and other	316	289
Total current assets	4,842	4,239

Property, plant and equipment, net	46,535	45,457

Other assets
Nuclear decommissioning fund and other investments	3,229	3,628
Regulatory assets	2,965	2,738
Derivative instruments	105	67
Operating lease right-of-use assets	1,202	1,291
Other	439	431
Total other assets	7,940	8,155
Total assets	$59,317	$57,851

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$651	$601
Short-term debt	136	1,005
Accounts payable	1,590	1,409
Regulatory liabilities	682	271
Taxes accrued	415	569
Accrued interest	219	209
Dividends payable	266	249
Derivative instruments	142	69
Operating lease liabilities	210	205
Other	554	459
Total current liabilities	4,865	5,046

Deferred credits and other liabilities
Deferred income taxes	4,708	4,894
Deferred investment tax credits	51	53
Regulatory liabilities	5,498	5,405
Asset retirement obligations	3,271	3,151
Derivative instruments	120	105
Customer advances	184	196
Pension and employee benefit obligations	259	306
Operating lease liabilities	1,047	1,146
Other	138	158
Total deferred credits and other liabilities	15,276	15,414

Commitments and contingencies
Capitalization
Long-term debt	23,205	21,779
Common stock — 1,000,000,000 shares authorized of $2.50 par value; 546,807,793 and 544,025,269 shares outstanding at June 30, 2022 and Dec. 31, 2021, respectively	1,367	1,360
Additional paid in capital	7,960	7,803
Retained earnings	6,747	6,572
Accumulated other comprehensive loss	(103)	(123)
Total common stockholders’ equity	15,971	15,612
Total liabilities and equity	$59,317	$57,851

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)
(amounts in millions, except per share data; shares in actual amounts)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholders' Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended June 30, 2022 and 2021
Balance at March 31, 2021	538,076,662	$1,345	$7,411	$6,082	$(138)	$14,700
Net income				311		311
Other comprehensive income					3	3
Dividends declared on common stock ($0.4575 per share)				(246)		(246)
Issuances of common stock	229,265	1	14			15
Share-based compensation			10	(1)		9
Balance at June 30, 2021	538,305,927	$1,346	$7,435	$6,146	$(135)	$14,792

Balance at March 31, 2022	544,530,987	$1,361	$7,801	$6,686	$(116)	$15,732
Net income				328		328
Other comprehensive income					13	13
Dividends declared on common stock ($0.4875 per share)				(266)		(266)
Issuances of common stock	2,276,806	6	153			159
Share-based compensation			6	(1)		5
Balance at June 30, 2022	546,807,793	$1,367	$7,960	$6,747	$(103)	$15,971

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholders' Equity
	Shares	Par Value	Additional Paid In Capital
Six Months Ended June 30, 2022 and 2021
Balance at Dec. 31, 2020	537,438,394	$1,344	$7,404	$5,968	$(141)	$14,575
Net income				673		673
Other comprehensive loss					6	6
Dividends declared on common stock ($0.915 per share)				(492)		(492)
Issuances of common stock	867,533	2	28			30
Share-based compensation			3	(3)		—
Balance at June 30, 2021	538,305,927	$1,346	$7,435	$6,146	$(135)	$14,792

Balance at Dec. 31, 2021	544,025,269	$1,360	$7,803	$6,572	$(123)	$15,612
Net income				708		708
Other comprehensive income					20	20
Dividends declared on common stock ($0.975 per share)				(531)		(531)
Issuances of common stock	2,782,524	7	164			171
Share-based compensation			(7)	(2)		(9)
Balance at June 30, 2022	546,807,793	$1,367	$7,960	$6,747	$(103)	$15,971

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of Xcel Energy as of June 30, 2022 and Dec. 31, 2021; the results of Xcel Energy’s operations, including the components of net income, comprehensive income, and changes in stockholders’ equity for the six months ended June 30, 2022 and 2021; and Xcel Energy’s cash flows for the six months ended June 30, 2022 and 2021.
All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after June 30, 2022, up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2021 balance sheet information has been derived from the audited 2021 consolidated financial statements included in the Xcel Energy Inc. Annual Report on Form 10-K for the year ended Dec. 31, 2021.
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

2. Accounting Pronouncements
As of June 30, 2022, there was no material impact from the recent adoption of new accounting pronouncements, nor expected material impact from recently issued accounting pronouncements yet to be adopted, on Xcel Energy’s consolidated financial statements.

3. Selected Balance Sheet Data

(Millions of Dollars)	June 30, 2022	Dec. 31, 2021
Accounts receivable, net
Accounts receivable	$1,195	$1,124
Less allowance for bad debts	(111)	(106)
Accounts receivable, net	$1,084	$1,018

(Millions of Dollars)	June 30, 2022	Dec. 31, 2021
Inventories
Materials and supplies	$309	$289
Fuel	216	182
Natural gas	120	160
Total inventories	$645	$631

(Millions of Dollars)	June 30, 2022	Dec. 31, 2021
Property, plant and equipment, net
Electric plant	$48,445	$48,680
Natural gas plant	8,029	7,758
Common and other property	2,769	2,602
Plant to be retired (a)	2,310	1,200
Construction work in progress	2,056	1,969
Total property, plant and equipment	63,609	62,209
Less accumulated depreciation	(17,336)	(17,060)
Nuclear fuel	3,096	3,081
Less accumulated amortization	(2,834)	(2,773)
Property, plant and equipment, net	$46,535	$45,457
(a)Amounts as of Dec. 31, 2021 include Sherco Units 1, 2 and 3 and A.S. King for NSP-Minnesota; Comanche Unit 1 and 2 and Craig Units 1 and 2 for PSCo; and Tolk and coal generation assets at Harrington pending facility gas conversion for SPS. Following the June 2022 approval of PSCo’s revised resource plan settlement, amounts as of June 30, 2022 include the addition of Comanche Unit 3, Hayden Units 1 and 2 and coal generation assets at Pawnee pending facility gas conversion. Amounts are presented net of accumulated depreciation.

4. Borrowings and Other Financing Instruments
Short-Term Borrowings
Short-Term Debt — Xcel Energy Inc. and its utility subsidiaries meet their short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under their credit facilities and term loan agreements.
Commercial paper and term loan borrowings outstanding for Xcel Energy:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2022	Year Ended Dec. 31, 2021
Borrowing limit	$3,100	$3,100
Amount outstanding at period end	136	1,005
Average amount outstanding	554	1,399
Maximum amount outstanding	1,136	2,054
Weighted average interest rate, computed on a daily basis	1.05%	0.57%
Weighted average interest rate at period end	1.90	0.31
Letters of Credit — Xcel Energy Inc. and its utility subsidiaries use letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. There were $39 million and $19 million of letters of credit outstanding under the credit facilities at June 30, 2022 and Dec. 31, 2021, respectively. Amounts approximate their fair value and are subject to fees.
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

As of June 30, 2022, Xcel Energy Inc. and its utility subsidiaries had the following committed revolving credit facilities available:

(Millions of Dollars)	Credit Facility (a)	Drawn (b)	Available
Xcel Energy Inc.	$1,250	$136	$1,114
PSCo	700	26	674
NSP-Minnesota	500	11	489
SPS	500	2	498
NSP-Wisconsin	150	—	150
Total	$3,100	$175	$2,925
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
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available credit facilities capacity. Xcel Energy Inc. and its utility subsidiaries had no direct advances on the credit facilities outstanding as of June 30, 2022 and Dec. 31, 2021.
Bilateral Credit Agreement
In April 2022, NSP-Minnesota’s uncommitted bilateral credit agreement was renewed for an additional one-year term. The credit agreement is limited in use to support letters of credit.
As of June 30, 2022, NSP-Minnesota had $43 million of outstanding letters of credit under the $75 million bilateral credit agreement.
Long-Term Borrowings and Other Financing Instruments
During the six months ended June 30, 2022, Xcel Energy Inc. and its utility subsidiaries issued the following:
•Xcel Energy issued $700 million of 4.60% unsecured senior notes due June 1, 2032.
•NSP-Minnesota issued $500 million of 4.50% first mortgage bonds due June 1, 2052.
•PSCo issued $300 million of 4.10% first mortgage bonds due June 1, 2032 and $400 million of 4.50% first mortgage bonds due June 1, 2052.
•SPS issued $200 million of 5.15% first mortgage bonds due June 1, 2052.
On July 15, 2022, subsequent to the end of the quarter, NSP-Wisconsin priced a private placement of $100 million of 4.86% first mortgage bonds due September 15, 2052. The closing of the sale of the bonds is expected to occur on Sept. 12, 2022.
ATM Equity Offering — In November 2021, Xcel Energy Inc. filed a prospectus supplement under which it may sell up to $800 million of its common stock through an ATM program. In 2021, 5.33 million shares had been issued (approximately $350 million). In the second quarter of 2022, 2.13 million shares of common stock were issued (approximately $150 million). As of June 30, 2022, approximately $300 million remained available under the ATM program.
Other Equity — Xcel Energy Inc. issued $20 million and $28 million of equity through the DRIP during the six months ended June 30, 2022 and 2021, respectively. The program allows shareholders to reinvest their dividends directly in Xcel Energy Inc. common stock.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. Xcel Energy’s operating revenues consisted of the following:

	Three Months Ended June 30, 2022
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$797	$257	$6	$1,060
C&I	1,416	164	7	1,587
Other	37	—	9	46
Total retail	2,250	421	22	2,693
Wholesale	318	—	—	318
Transmission	156	—	—	156
Other	12	37	—	49
Total revenue from contracts with customers	2,736	458	22	3,216
Alternative revenue and other	187	18	3	208
Total revenues	$2,923	$476	$25	$3,424

	Three Months Ended June 30, 2021
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$756	$257	$11	$1,024
C&I	1,282	126	6	1,414
Other	32	—	2	34
Total retail	2,070	383	19	2,472
Wholesale	234	—	—	234
Transmission	148	—	—	148
Other	20	42	—	62
Total revenue from contracts with customers	2,472	425	19	2,916
Alternative revenue and other	125	24	3	152
Total revenues	$2,597	$449	$22	$3,068

	Six Months Ended June 30, 2022
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,614	$919	$15	$2,548
C&I	2,651	520	9	3,180
Other	69	—	23	92
Total retail	4,334	1,439	47	5,820
Wholesale	577	—	—	577
Transmission	308	—	—	308
Other	35	82	—	117
Total revenue from contracts with customers	5,254	1,521	47	6,822
Alternative revenue and other	302	45	6	353
Total revenues	$5,556	$1,566	$53	$7,175

	Six Months Ended June 30, 2021
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,489	$642	$21	$2,152
C&I	2,315	312	15	2,642
Other	62	—	3	65
Total retail	3,866	954	39	4,859
Wholesale	977	—	—	977
Transmission	294	—	—	294
Other	34	61	—	95
Total revenue from contracts with customers	5,171	1,015	39	6,225
Alternative revenue and other	296	81	7	384
Total revenues	$5,467	$1,096	$46	$6,609

6. Income Taxes
Reconciliation between the statutory rate and ETR:

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%	21.0%
State tax (net of federal tax effect)	5.2	4.9	5.0	4.9
Decreases:
Wind PTCs (a)	(48.3)	(33.1)	(40.4)	(28.4)
Plant regulatory differences (b)	(5.5)	(6.6)	(5.1)	(6.3)
Other tax credits, net operating loss & tax credits allowances	(1.4)	(1.0)	(1.5)	(1.1)
Other (net)	(0.1)	0.9	(0.2)	0.1
Effective income tax rate	(29.1)%	(13.9)%	(21.2)%	(9.8)%
(a)Wind PTCs are credited to customers (reduction to revenue) and do not materially impact net income.
(b)Regulatory differences for income tax primarily relate to the credit of excess deferred taxes to customers through the average rate assumption method. Income tax benefits associated with the credit of excess deferred taxes are offset by corresponding revenue reductions.

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
•Liability awards subject to a performance condition; any portions settled in shares are included in common shares outstanding upon settlement.
Common shares outstanding used in the basic and diluted EPS computation:

	Three Months Ended June 30		Six Months Ended June 30
(Shares in Millions)	2022	2021	2022	2021
Basic	546	539	545	539
Diluted (a)	546	539	546	539
(a)Diluted common shares outstanding included common stock equivalents of 0.3 million for the three months ended June 30, 2022 and 2021, respectively. Diluted common shares outstanding included common stock equivalents of 0.2 million and 0.3 million for the six months ended June 30, 2022 and 2021, respectively.

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
The values of these instruments are derived from, and designed to offset, the costs of transmission congestion. In addition to overall transmission load, congestion is also influenced by the operating schedules of power plants and the consumption of electricity pertinent to a given transmission path. Unplanned plant outages, scheduled plant maintenance, changes in the relative costs of fuels used in generation, weather and overall changes in demand for electricity can each impact the operating schedules of the power plants on the transmission grid and the value of these instruments. FTRs are recognized at estimated fair value and adjusted each period prior to settlement. Given the limited observability of certain variables underlying the reported auction values of FTRs, these fair value measurements have been assigned a Level 3.
If costs of electric transmission congestion increase or decrease for a given path, the value of that particular instrument will likewise increase or decrease. Net congestion costs, including the impact of FTR settlements, are shared through fuel and purchased energy cost recovery mechanisms. As such, the fair value of the unsettled instruments (i.e., derivative asset or liability) is offset/deferred as a regulatory asset or liability.
Non-Derivative Fair Value Measurements
The NRC requires NSP-Minnesota to maintain a portfolio of investments to fund the costs of decommissioning its nuclear generating plants. Assets of the nuclear decommissioning fund are legally restricted for the purpose of decommissioning these facilities. The fund contains cash equivalents, debt securities, equity securities and other investments. NSP-Minnesota uses the MPUC-approved asset allocation for the investment targets by asset class for the qualified trust.

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
Unrealized gains for the nuclear decommissioning fund were $1.0 billion and $1.3 billion as of June 30, 2022 and Dec. 31, 2021, respectively, and unrealized losses were $76 million and $7 million as of June 30, 2022 and Dec. 31, 2021, respectively.
Non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund:

	June 30, 2022
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$53	$53	$—	$—	$—	$53
Commingled funds	835	—	—	—	1,209	1,209
Debt securities	668	—	615	6	—	621
Equity securities	407	971	1	—	—	972
Total	$1,963	$1,024	$616	$6	$1,209	$2,855
(a)    Reported in nuclear decommissioning fund and other investments on the consolidated balance sheets, which also includes $220 million of equity method investments and $154 million of rabbi trust assets and miscellaneous investments.

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
For the three and six months ended June 30, 2022 and 2021, there were immaterial Level 3 nuclear decommissioning fund investments or transfer of amounts between levels.
Contractual maturity dates of debt securities in the nuclear decommissioning fund as of June 30, 2022:

	Final Contractual Maturity
(Millions of Dollars)	Due in 1 year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 years	Total
Debt securities	$3	$190	$232	$196	$621

Rabbi Trusts
Xcel Energy has established rabbi trusts to provide partial funding for future distributions of its supplemental executive retirement plan and deferred compensation plan.
Cost and fair value of assets held in rabbi trusts:

	June 30, 2022
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trusts (a)
Cash equivalents	$20	$20	$—	$—	$20
Mutual funds	75	78	—	—	78
Total	$95	$98	$—	$—	$98

	Dec. 31, 2021
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trusts (a)
Cash equivalents	$20	$20	$—	$—	$20
Mutual funds	75	89	—	—	89
Total	$95	$109	$—	$—	$109
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
As of June 30, 2022, accumulated other comprehensive loss related to interest rate derivatives included $4 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of June 30, 2022, Xcel Energy had no unsettled interest rate derivatives.
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
Xcel Energy may enter into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers, but may not be designated as qualifying hedging transactions. The classification of gains or losses for these instruments as a regulatory asset or liability, if applicable, is based on approved regulatory recovery mechanisms. As of June 30, 2022, Xcel Energy had no commodity contracts designated as cash flow hedges.
Xcel Energy enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.
Gross notional amounts of commodity forwards, options and FTRs:

(Amounts in Millions) (a)(b)	June 30, 2022	Dec. 31, 2021
Megawatt hours of electricity	106	80
Million British thermal units of natural gas	159	156
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
As of June 30, 2022, five of Xcel Energy’s ten most significant counterparties for these activities, comprising $71 million, or 27%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings. Three of the ten most significant counterparties, comprising $58 million, or 22%, of this credit exposure, were not rated by these external ratings agencies, but based on Xcel Energy’s internal analysis, had credit quality consistent with investment grade. Two of these significant counterparties, comprising $74 million, or 28%, of this credit exposure, had credit quality less than investment grade, based on internal analysis. Seven of these significant counterparties are municipal or cooperative electric entities, RTOs or other utilities.

Impact of Derivative Activity —

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities
Three Months Ended June 30, 2022
Derivatives designated as cash flow hedges:
Interest rate	$15	$—
Total	$15	$—
Other derivative instruments:
Electric commodity	$—	$98
Natural gas commodity	—	(1)
Total	$—	$97

Six Months Ended June 30, 2022
Derivatives designated as cash flow hedges:
Interest rate	$22	$—
Total	$22	$—
Other derivative instruments:
Electric commodity	$—	$100
Natural gas commodity	—	3
Total	$—	$103

Three Months Ended June 30, 2021
Other derivative instruments:
Electric commodity	$—	$11
Natural gas commodity	—	(1)
Total	$—	$10

Six Months Ended June 30, 2021
Other derivative instruments:
Electric commodity	$—	$13
Total	$—	$13

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Three Months Ended June 30, 2022
Derivatives designated as cash flow hedges:
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments:
Commodity trading	$—		$—		$7	(b)
Electric commodity	—		(26)	(c)	—
Total	$—		$(26)		$7

Six Months Ended June 30, 2022
Derivatives designated as cash flow hedges:
Interest rate	$3	(a)	$—		$—
Total	$3		$—		$—
Other derivative instruments:
Commodity trading	$—		$—		$9	(b)
Electric commodity	—		(36)	(c)	—
Natural gas commodity	—		4	(d)	(17)	(d)(e)
Total	$—		$(32)		$(8)

Three Months Ended June 30, 2021
Derivatives designated as cash flow hedges:
Interest rate	$2	(a)	$—		$—
Total	$2		$—		$—
Other derivative instruments:
Commodity trading	$—		$—		$12	(b)
Electric commodity	—		3	(c)	—
Total	$—		$3		$12

Six Months Ended June 30, 2021
Derivatives designated as cash flow hedges:
Interest rate	$6	(a)	$—		$—
Total	$6		$—		$—
Other derivative instruments:
Commodity trading	$—		$—		$48	(b)
Electric commodity	—		(23)	(c)	—
Natural gas commodity	—		8	(d)	(10)	(d)(e)
Total	$—		$(15)		$38
(a)Recorded to interest charges.
(b)Recorded to electric operating revenues. Portions of these gains and losses are subject to sharing with electric customers through margin-sharing mechanisms and deducted from gross revenue, as appropriate.
(c)Recorded to electric fuel and purchased power. These derivative settlement gains and losses are shared with electric customers through fuel and purchased energy cost-recovery mechanisms, and reclassified out of income as regulatory assets or liabilities, as appropriate. All FTR settlements are shared with customers and do not have a material impact on net income. Presented amounts reflect changes in fair value between auction and settlement dates, but exclude the original auction fair value.
(d)Recorded to cost of natural gas sold and transported. These losses are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset, as appropriate.
(e)Relates primarily to option premium amortization.
Xcel Energy had no derivative instruments designated as fair value hedges during the six months ended June 30, 2022 and 2021.

Credit Related Contingent Features — Contract provisions for derivative instruments that the utility subsidiaries enter, including those accounted for as normal purchase-normal sale contracts and therefore not reflected on the consolidated balance sheets, may require the posting of collateral or settlement of the contracts for various reasons, including if the applicable utility subsidiary’s credit ratings are downgraded below its investment grade credit rating by any of the major credit rating agencies. At June 30, 2022 and Dec. 31, 2021, there were $11 million and $3 million, respectively, of derivative liabilities with such underlying contract provisions. Certain contracts also contain cross default provisions that may require the posting of collateral or settlement of the contracts if there was a failure under other financing arrangements related to payment terms or other covenants. As of June 30, 2022 and Dec. 31, 2021, there were approximately $117 million and $64 million, respectively, of derivative liabilities with such underlying contract provisions.
Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that a given utility subsidiary’s ability to fulfill its contractual obligations is reasonably expected to be impaired. Xcel Energy had no collateral posted related to adequate assurance clauses in derivative contracts as of June 30, 2022 and Dec. 31, 2021.
Recurring Fair Value Measurements — Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2022						Dec. 31, 2021
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$57	$233	$60	$350	$(255)	$95	$22	$137	$21	$180	$(134)	$46
Electric commodity (b)	—	—	428	428	(3)	425	—	—	57	57	(1)	56
Natural gas commodity	—	9	—	9	—	9	—	18	—	18	—	18
Total current derivative assets	$57	$242	$488	$787	$(258)	529	$22	$155	$78	$255	$(135)	120
PPAs (c)						5						3
Current derivative instruments						$534						$123
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$48	$121	$94	$263	$(163)	$100	$16	$63	$89	$168	$(107)	$61
Total noncurrent derivative assets	$48	$121	$94	$263	$(163)	100	$16	$63	$89	$168	$(107)	61
PPAs (c)						5						6
Noncurrent derivative instruments						$105						$67

	June 30, 2022						Dec. 31, 2021
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Other derivative instruments:
Commodity trading	$46	$279	$21	$346	$(229)	$117	$19	$148	$20	$187	$(143)	$44
Electric commodity	—	—	3	3	(3)	—	—	—	1	1	(1)	—
Natural gas commodity	—	8	—	8	—	8	—	8	—	8	—	8
Total current derivative liabilities	$46	$287	$24	$357	$(232)	125	$19	$156	$21	$196	$(144)	52
PPAs (c)						17						17
Current derivative instruments						$142						$69
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$56	$145	$73	$274	$(191)	$83	$18	$48	$127	$193	$(128)	$65
Total noncurrent derivative liabilities	$56	$145	$73	$274	$(191)	83	$18	$48	$127	$193	$(128)	65
PPAs (c)						37						40
Noncurrent derivative instruments						$120						$105
(a)Xcel Energy nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at June 30, 2022 and Dec. 31, 2021. At both June 30, 2022 and Dec. 31, 2021, derivative assets and liabilities include no obligations to return cash collateral. At June 30, 2022 and Dec. 31, 2021, derivative assets and liabilities include rights to reclaim cash collateral of $2 million and $30 million, respectively. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)Amounts relate to FTR instruments administered by MISO and SPP (annual auctions occurring in the second quarter). These instruments are utilized/intended to offset the impacts of transmission system congestion. Higher congestion costs have led to an increase in the fair value of FTRs. Due to regulatory recovery, changes in fair value are deferred as a regulatory asset or liability and do not have a material impact on net income.
(c)During 2006, Xcel Energy qualified these contracts under the normal purchase exception. Based on this qualification, contracts are no longer adjusted to fair value and the previous carrying value of these contracts is being amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Changes in Level 3 commodity derivatives:

	Three Months Ended June 30
(Millions of Dollars)	2022	2021
Balance at April 1	$39	$(13)
Purchases / Issuances (a)	390	63
Settlements (a)	(155)	(32)
Net transactions recorded during the period:
Gains recognized in earnings (b)	78	9
Net gains recognized as regulatory assets and liabilities (a)	133	44
Balance at June 30	$485	$71

	Six Months Ended June 30
(Millions of Dollars)	2022	2021
Balance at Jan. 1	$19	$(49)
Purchases / Issuances (a)	394	63
Settlements (a)	(181)	(48)
Net transactions recorded during the period:
Gains recognized in earnings (b)	120	47
Net gains recognized as regulatory assets and liabilities (a)	133	58
Balance at June 30	$485	$71
(a)Relates primarily to FTR instruments administered by MISO and SPP (annual auctions occurring in the second quarter). These instruments are utilized/intended to offset the impacts of transmission system congestion. Higher congestion costs have led to an increase in the fair value of FTRs. Due to regulatory recovery, changes in fair value are deferred as a regulatory asset or liability and do not have a material impact on net income.
(b)Relates to commodity trading and is subject to offsetting losses of derivative instruments categorized as levels 1 and 2 in the consolidated income statement.
Xcel Energy recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the six months ended June 30, 2022 and 2021.
Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	June 30, 2022		Dec. 31, 2021
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$23,856	$22,076	$22,380	$25,232
Fair value of Xcel Energy’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of June 30, 2022 and Dec. 31, 2021 and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

9. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended June 30
	2022	2021	2022	2021
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$25	$26	$1	$1
Interest cost (a)	28	26	4	3
Expected return on plan assets (a)	(52)	(51)	(5)	(5)
Amortization of prior service credit (a)	(1)	(1)	(1)	(2)
Amortization of net loss (a)	18	27	—	2
Net periodic benefit cost (credit)	18	27	(1)	(1)
Effects of regulation	1	—	—	—
Net benefit cost (credit) recognized for financial reporting	$19	$27	$(1)	$(1)

	Six Months Ended June 30
	2022	2021	2022	2021
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$49	$52	$1	$1
Interest cost (a)	55	52	8	7
Expected return on plan assets (a)	(104)	(103)	(9)	(9)
Amortization of prior service credit (a)	(1)	(1)	(3)	(4)
Amortization of net loss (a)	37	54	1	3
Settlement charge (b)	(1)	—	—	—
Net periodic benefit cost (credit)	35	54	(2)	(2)
Effects of regulation	6	(1)	1	1
Net benefit cost (credit) recognized for financial reporting	$41	$53	$(1)	$(1)

(a)     The components of net periodic cost other than the service cost component are included in the line item “Other income, net” in the consolidated statements of income or capitalized on the consolidated balance sheets as a regulatory asset.
(b)     In the six months ended June 30, 2022, Xcel Energy recognized $1 million in settlement charge true-ups related to the fourth quarter 2021.
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
One case remains active which includes a multi-district litigation matter consisting of a Wisconsin purported class (Arandell Corp.). The Court issued a ruling on June 30, 2022 granting plaintiffs’ class certification. Defendants will work together to prepare and file a petition appealing the class certification ruling to the Seventh Circuit. Xcel Energy has concluded that a loss is remote for the remaining lawsuit.
Comanche Unit 3 Litigation — In September 2021, CORE filed a lawsuit in Denver County District Court. CORE alleges PSCo breached ownership agreement terms by failing to operate Comanche Unit 3 in accordance with prudent utility practices. In January 2022, the Court granted PSCo’s motion and dismissed CORE’s claims for unjust enrichment, declaratory judgment and damages for replacement power costs. In February 2022, CORE disclosed that it is claiming in excess of $125 million in total damages.
In April 2022, CORE filed a supplement to include the January 2022 outage. It claims additional undisclosed damages arising from this event.
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
Minnesota Winter Storm Uri Costs — NSP-Minnesota is participating in a contested case regarding the prudency of incremental natural gas costs incurred during Winter Storm Uri. Other parties to the case have recommended significant cost disallowances, and while ultimate resolution of the matter is uncertain, it is reasonably possible that the MPUC could disallow certain deferred costs, resulting in earnings losses.
NSP-Minnesota filed rebuttal testimony in January 2022 detailing its position that the disallowances recommended by other parties lack any merit in the prudency review given the pertinent facts regarding NSP-Minnesota’s actions before, during and after the storm event.
In March 2022, following February 2022 ALJ hearings, the OAG recommended a disallowance of up to $148 million, the largest recommendation among the intervenor positions. In May 2022, the ALJs found that the natural gas costs for Winter Storm Uri were prudently incurred and recommended no disallowances. A MPUC decision is expected in August 2022.
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
In July 2022, the MPUC referred the matter to the Office of Administrative Hearings to conduct a contested case on the prudence of the replacement power costs incurred by NSP-Minnesota. A final decision by the MPUC is expected in mid-2023. A loss related to this matter is deemed remote.
Westmoreland Arbitration — In November 2014, insurers of the Westmoreland Coal Company filed an arbitration demand against NSP-Minnesota, SMMPA and Western Fuels Association, seeking recovery of alleged business losses due to a turbine failure at Sherco Unit 3, which currently include $19 million in damages, plus prejudgment interest. The Westmoreland insurers claim NSP-Minnesota’s invocation of the force majeure clause to stop the supply of coal was improper because the incident was allegedly caused by NSP-Minnesota’s failure to conform to industry maintenance standards.
NSP-Minnesota denies the claims asserted by the Westmoreland insurers and believes it properly stopped the supply of coal based upon the force majeure provision. In the second quarter of 2022, this matter settled for $2 million.
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
Environmental
MGP, Landfill and Disposal Sites
Xcel Energy is investigating, remediating or performing post-closure actions at 14 MGP, landfill or other disposal sites across its service territories, excluding sites that are being addressed under current coal ash regulations (see below).
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

In August 2020, the EPA published its final rule to implement closure by April 2021 for CCR impoundments. This final rule required Xcel Energy to expedite closure plans for two impoundments.
PSCo built an alternative collection and treatment system to remove a bottom ash pond from service. The total cost of the treatment system is approximately $25 million. PSCo removed the pond from service in June 2021 and did not meet the April 2021 deadline. PSCo has negotiated a compliance order with the EPA addressing the closure deadline, which includes a penalty of less than $1 million paid by PSCo.
The EPA recently clarified its interpretation/guidance regarding CCR units with ash in place and contact with groundwater. This guidance affects two of PSCo’s facilities. PSCo is exploring an agreement with a company that would excavate and process the ash for beneficial use at a cost to PSCo of approximately $30 - $40 million. An estimated liability has been recorded within that range. Xcel Energy anticipates these costs will be fully recoverable through regulatory mechanisms.
In addition, increased concentrations of certain chemicals were detected in groundwater at or near four PSCo locations. PSCo is evaluating options for corrective action at two locations. The total cost is uncertain, but could be up to $35 million. PSCo is continuing to assess the financial and regulatory impacts.
Federal Clean Water Act Section 316(b) — The federal Clean Water Act requires the EPA to regulate cooling water intake structures to assure that these structures reflect the best technology available for minimizing impingement and entrainment of aquatic species. Xcel Energy estimates capital expenditures of approximately $40 million to comply with impingement and entrainment requirements. Xcel Energy believes six NSP-Minnesota plants and two NSP-Wisconsin plants could be required to make improvements to reduce impingement and entrainment. Xcel Energy anticipates these costs will be recoverable through regulatory mechanisms.
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

Components of lease expense:

	Three Months Ended June 30
(Millions of Dollars)	2022	2021
Operating leases
PPA capacity payments	$60	$56
Other operating leases (a)	9	9
Total operating lease expense (b)	$69	$65
Finance leases
Amortization of ROU assets	$1	$2
Interest expense on lease liability	4	4
Total finance lease expense	$5	$6
(a)Includes short-term lease expense of $2 million for 2022 and 2021.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.

	Six Months Ended June 30
(Millions of Dollars)	2022	2021
Operating leases
PPA capacity payments	$123	$114
Other operating leases (a)	20	17
Total operating lease expense (b)	$143	$131
Finance leases
Amortization of ROU assets	$2	$4
Interest expense on lease liability	8	8
Total finance lease expense	$10	$12
(a)Includes short-term lease expense of $3 million for 2022 and 2021.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.
Commitments under operating and finance leases as of June 30, 2022:

(Millions of Dollars)	PPA Operating Leases	Other Operating Leases	Total Operating Leases	Finance Leases (a)
Total minimum obligation	$1,303	$171	$1,474	$236
Interest component of obligation	(186)	(31)	(217)	(165)
Present value of minimum obligation	$1,117	140	1,257	71
Less current portion			(210)	(4)
Noncurrent operating and finance lease liabilities			$1,047	$67
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
The utility subsidiaries had approximately 4,037 MW and 4,062 MW of capacity under long-term PPAs at June 30, 2022 and Dec. 31, 2021, respectively, with entities that have been determined to be variable interest entities. Xcel Energy concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. The PPAs have expiration dates through 2041.
Other
Guarantees and Bond Indemnifications — Xcel Energy provides guarantees and bond indemnities, which guarantee payment or performance. Xcel Energy Inc.’s exposure is based upon the net liability under the agreements. Most of the guarantees and bond indemnities issued by Xcel Energy have a stated maximum amount.
As of June 30, 2022 and Dec. 31, 2021, Xcel Energy had no assets held as collateral related to their guarantees, bond indemnities and indemnification agreements. Guarantees and bond indemnities issued and outstanding for Xcel Energy were approximately $61 million and $60 million at June 30, 2022 and Dec. 31, 2021, respectively.
Other Indemnification Agreements — Xcel Energy provides indemnifications through various contracts. These are primarily indemnifications against adverse litigation outcomes in connection with underwriting agreements, as well as breaches of representations and warranties, including corporate existence, transaction authorization and income tax matters with respect to assets sold.
Xcel Energy’s obligations under these agreements may be limited in duration and amount. Maximum future payments under these indemnifications cannot be reasonably estimated.

11. Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at April 1	$(69)	$(47)	$(116)	$(82)	$(56)	$(138)
Other comprehensive gain before reclassifications	11	—	11	—	—	—
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (a)	1	—	1	2	—	2
Amortization of net actuarial loss (b)	—	1	1	—	1	1
Net current period other comprehensive income	12	1	13	2	1	3
Accumulated other comprehensive loss at June 30	$(57)	$(46)	$(103)	$(80)	$(55)	$(135)

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(75)	$(48)	$(123)	$(85)	$(56)	$(141)
Other comprehensive gain before reclassifications	16	—	16	—	—	—
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (a)	2	—	2	5	—	5
Amortization of net actuarial loss (b)	—	2	2	—	1	1
Net current period other comprehensive income	18	2	20	5	1	6
Accumulated other comprehensive loss at June 30	$(57)	$(46)	$(103)	$(80)	$(55)	$(135)
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
Xcel Energy had equity method investments of $220 million and $208 million as of June 30, 2022 and Dec. 31, 2021, respectively, included in the natural gas utility and all other segments.
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
Xcel Energy’s segment information:

	Three Months Ended June 30
(Millions of Dollars)	2022	2021
Regulated Electric
Operating revenues	$2,923	$2,597
Intersegment revenue	—	1
Total revenues	$2,923	$2,598
Net income	337	304
Regulated Natural Gas
Operating revenues	$476	$449
Intersegment revenue	1	—
Total revenues	$477	$449
Net income	25	33
All Other
Total revenues	$25	$22
Net loss	(34)	(26)
Consolidated Total
Total revenues	$3,425	$3,069
Reconciling eliminations	(1)	(1)
Total operating revenues	$3,424	$3,068
Net income	328	311

	Six Months Ended June 30
(Millions of Dollars)	2022	2021
Regulated Electric
Operating revenues	$5,556	$5,467
Intersegment revenue	—	1
Total revenues	$5,556	$5,468
Net income	615	573
Regulated Natural Gas
Operating revenues	$1,566	$1,096
Intersegment revenue	1	1
Total revenues	$1,567	$1,097
Net income	155	151
All Other
Total operating revenue	$53	$46
Net loss	(62)	(51)
Consolidated Total
Total revenues	$7,176	$6,611
Reconciling eliminations	(1)	(2)
Total operating revenues	$7,175	$6,609
Net income	708	673

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
We use these non-GAAP financial measures to evaluate and provide details of Xcel Energy’s core earnings and underlying performance. We believe these measurements are useful to investors to evaluate the actual and projected financial performance and contribution of our subsidiaries. For the three and six months ended June 30, 2022 and 2021, there were no such adjustments to GAAP earnings and therefore GAAP earnings equal ongoing earnings for these periods.

Results of Operations
The only common equity securities that are publicly traded are common shares of Xcel Energy Inc. Diluted earnings and EPS of each subsidiary discussed below do not represent a direct legal interest in the assets and liabilities allocated to such subsidiary but rather represent a direct interest in our assets and liabilities as a whole.
Summarized diluted EPS for Xcel Energy:

	Three Months Ended June 30		Six Months Ended June 30
Diluted Earnings (Loss) Per Share	2022	2021	2022	2021
PSCo	$0.24	$0.25	$0.56	$0.56
NSP-Minnesota	0.22	0.21	0.45	0.45
SPS	0.17	0.13	0.27	0.23
NSP-Wisconsin	0.03	0.03	0.11	0.09
Earnings from equity method investments — WYCO	0.01	0.01	0.02	0.02
Regulated utility (a)	0.67	0.62	1.41	1.35
Xcel Energy Inc. and Other	(0.07)	(0.04)	(0.11)	(0.10)
Total (a)	$0.60	$0.58	$1.30	$1.25
(a)     Amounts may not add due to rounding.
Summary of Earnings
Xcel Energy — Xcel Energy’s GAAP second quarter diluted earnings were $0.60 per share in 2022 compared with $0.58 per share in 2021. The increase was driven by regulatory recovery of capital investment, partially offset by higher depreciation, interest expense and O&M expenses. Costs for natural gas sold and transported significantly increased in 2022 primarily due to market price fluctuations. However, fluctuations in electric and natural gas revenues associated with changes in fuel and purchased power and/or natural gas sold and transported generally do not significantly impact earnings (changes in costs are offset by the related variation in revenues).
PSCo — Earnings decreased $0.01 per share for the second quarter of 2022 and were flat year-to-date. Year-to-date earnings reflect a Winter Storm Uri cost disallowance (see Other section) and unrecovered incremental purchased power costs due to the Comanche Unit 3 outage (see Other section).
NSP-Minnesota — Earnings increased $0.01 per share for the second quarter of 2022 and were flat year-to-date, as regulatory recovery of capital investment was offset by increased depreciation and interest expense.
SPS — Earnings increased $0.04 per share for the second quarter of 2022 and year-to-date, primarily due to regulatory outcomes, strong sales growth and favorable weather.
NSP-Wisconsin — Earnings were flat for the second quarter of 2022 and increased $0.02 per share year-to-date. The year-to-date increase reflects the impact of regulatory rate outcomes, sales growth and favorable weather, partially offset by higher depreciation and O&M expenses.
Xcel Energy Inc. and Other — Primarily includes financing costs at the holding company and earnings from Energy Impact Partners funds equity method investments.

Changes in GAAP and Ongoing Diluted EPS
Components significantly contributing to changes in 2022 EPS compared to 2021:

Diluted Earnings (Loss) Per Share	Three Months Ended June 30	Six Months Ended June 30
GAAP and ongoing diluted EPS — 2021	$0.58	$1.25

Components of change - 2022 vs. 2021
Higher electric revenues, net of electric fuel and purchased power	0.26	0.34
Lower effective tax rate (ETR) (a)	0.06	0.10
(Lower) higher natural gas revenues, net of cost of natural gas sold and transported	(0.01)	0.04
Higher depreciation and amortization	(0.15)	(0.21)
Higher interest charges	(0.05)	(0.06)
Higher taxes (other than income taxes)	(0.03)	(0.04)
Higher O&M expenses	(0.02)	(0.04)
Lower other (expense) income	(0.01)	(0.02)
Other, net	(0.03)	(0.06)
GAAP and ongoing diluted EPS — 2022	$0.60	$1.30
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
Percentage increase (decrease) in normal and actual HDD, CDD and THI:

	Three Months Ended June 30			Six Months Ended June 30
	2022 vs. Normal	2021 vs. Normal	2022 vs. 2021	2022 vs. Normal	2021 vs. Normal	2022 vs. 2021
HDD	6.3%	1.7%	3.2%	9.1%	1.4%	7.1%
CDD	29.7	3.5	31.7	28.9	3.0	31.0
THI	21.3	88.9	(33.1)	21.0	88.4	(33.0)
Weather — Estimated impact of temperature variations on EPS compared with normal weather conditions:

	Three Months Ended June 30			Six Months Ended June 30
	2022 vs. Normal	2021 vs. Normal	2022 vs. 2021	2022 vs. Normal	2021 vs. Normal	2022 vs. 2021
Retail electric	$0.028	$0.056	$(0.028)	$0.049	$0.055	$(0.006)
Decoupling and sales true-up	(0.013)	(0.044)	0.031	(0.023)	(0.041)	0.018
Electric total	$0.015	$0.012	$0.003	$0.026	$0.014	$0.012
Firm natural gas	0.003	0.002	0.001	0.019	0.005	0.014
Total	$0.018	$0.014	$0.004	$0.045	$0.019	$0.026
Sales — Sales growth (decline) for actual and weather-normalized sales in 2022 compared to 2021:

	Three Months Ended June 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Actual
Electric residential	(6.3)%	(5.9)%	6.5%	(3.0)%	(4.2)%
Electric C&I	(1.1)	0.6	11.7	2.5	3.2
Total retail electric sales	(2.8)	(1.4)	10.8	0.9	1.2
Firm natural gas sales	(9.6)	27.3	N/A	22.5	2.2

	Three Months Ended June 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Weather-Normalized
Electric residential	(5.0)%	0.9%	(1.6)%	1.3%	(1.7)%
Electric C&I	(0.6)	2.4	10.8	3.7	3.9
Total retail electric sales	(2.1)	2.0	8.6	3.0	2.3
Firm natural gas sales	(6.0)	12.7	N/A	11.4	0.2

	Six Months Ended June 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Actual
Electric residential	(3.7)%	(0.6)%	3.2%	2.0%	(1.0)%
Electric C&I	0.8	3.5	11.0	3.6	4.7
Total retail electric sales	(0.8)	2.2	9.4	3.1	3.0
Firm natural gas sales	(3.6)	22.1	N/A	22.2	5.6

	Six Months Ended June 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Weather-Normalized
Electric residential	(3.2)%	0.7%	(0.8)%	1.0%	(1.0)%
Electric C&I	1.0	4.1	10.4	3.9	4.8
Total retail electric sales	(0.4)	3.0	8.2	3.0	3.1
Firm natural gas sales	(2.5)	6.9	N/A	8.3	1.2
Weather-normalized electric sales growth (decline) — year-to-date
•PSCo — Residential sales declined due to decreased use per customer, partially offset by a 1.1% increase in customers. The growth in C&I sales was due to a 1.1% increase in customers, primarily in the professional services and retail sectors.
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
•NSP-Wisconsin — Residential sales growth was driven by a 0.7% increase in customers. C&I sales growth was primarily due to higher use per customer, primarily from increases in the manufacturing and transportation sectors.
Weather-normalized natural gas sales growth (decline) — year-to-date
•Natural gas sales reflect a higher customer use, primarily in NSP-Minnesota and NSP-Wisconsin, as well as a 1.2% increase in residential customers and a 0.5% increase in C&I customers.
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
Electric revenues, fuel and purchased power and margin and explanation of the changes are listed as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Millions of Dollars)	2022	2021	2022	2021
Electric revenues	$2,923	$2,597	$5,556	$5,467
Electric fuel and purchased power	(1,181)	(1,047)	(2,275)	(2,433)
Electric margin	$1,742	$1,550	$3,281	$3,034

(Millions of Dollars)	Three Months Ended June 30, 2022 vs. 2021	Six Months Ended June 30, 2022 vs. 2021
Regulatory rate outcomes (Minnesota, Colorado, Texas, New Mexico and Wisconsin)	$124	$187
Revenue recognition for the Texas rate case surcharge (a)	85	85
Sales and demand (b)	38	60
Non-fuel riders	7	41
Conservation and demand side management (offset in expense)	9	22
Estimated impact of weather (net of decoupling/sales true-up)	2	9
PTCs flowed back to customers (offset by lower ETR)	(50)	(103)
Proprietary commodity trading, net of sharing (c)	(8)	(33)
Comanche Unit 3 outage unrecovered purchased power cost (d)	(8)	(18)
Other (net)	(7)	(3)
Total increase	$192	$247
(a)Recognition of revenue from the Texas rate case outcome is largely offset by recognition of previously deferred costs, see Public Utility Regulation for additional information.
(b)Sales excludes weather impact, net of decoupling in Colorado and proposed sales true-up mechanism in Minnesota.
(c)Includes $27 million of net gains recognized in the first quarter of 2021, driven by market changes associated with Winter Storm Uri.
(d)See Other section for more information.
Natural Gas Margin
Natural gas margin is presented as natural gas revenues less the cost of natural gas sold and transported. Expenses incurred for the cost of natural gas sold are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are generally offset in operating revenues.
Natural gas revenues, cost of natural gas sold and transported and margin and explanation of the changes are listed as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Millions of Dollars)	2022	2021	2022	2021
Natural gas revenues	$476	$449	$1,566	$1,096
Cost of natural gas sold and transported	(251)	(218)	(961)	(517)
Natural gas margin	$225	$231	$605	$579

(Millions of Dollars)	Three Months Ended June 30, 2022 vs. 2021	Six Months Ended June 30, 2022 vs. 2021
Regulatory rate outcomes (Minnesota, Wisconsin, North Dakota, Colorado)	$(3)	$14
Estimated impact of weather	1	11
Other (net)	(4)	1
Total (decrease) increase	$(6)	$26

Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses increased $14 million for the second quarter and $32 million year-to-date. O&M costs increased due to recognition of previously deferred amounts related to the Texas Electric Rate Case, additional investments in technology and customer programs and higher costs for storms and vegetation management. These increases were partially offset by a reduction in employee benefit costs and timing of certain power plant overhaul costs.

Depreciation and Amortization — Depreciation and amortization increased $110 million for the second quarter and $151 million year-to-date. The increase was primarily driven by several wind farms going into service, normal system expansion and recognition of previously deferred costs related to the Texas Electric Rate Case.
Other (Expense) Income — Other (expense) income decreased $9 million for the second quarter and $13 million year-to-date, largely related to rabbi trust performance, which is primarily offset in O&M expenses (employee benefit costs).
Interest Charges — Interest charges increased $35 million for the second quarter and $44 million year-to-date, largely due to increased long-term debt levels to fund capital investments and deferred balances related to Winter Storm Uri.
Income Taxes — Income tax benefit increased $36 million for the second quarter and $64 million year-to-date, primarily driven by an increase in wind PTCs due to greater production at existing wind farms and several new wind farms going into service. Wind PTCs are credited to customers (recorded as a reduction to revenue) and do not have a material impact on net income.
In April 2022, the Internal Revenue Service published inflation factors used to determine the PTC rate. As a result, the 2022 PTC rate on the sale of electricity produced from wind is 2.6 cents per kilowatt hour, compared to 2.5 cents for 2021.

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
In December 2021, the MPUC approved interim rates, subject to refund, of $247 million, effective Jan. 1, 2022. A current liability that represents NSP-Minnesota’s best estimate of a refund obligation associated with interim rates was recorded as of June 30, 2022.
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
In May 2022, NSP-Minnesota and NDPSC Staff reached a natural gas settlement, which reflects a rate increase of $5 million, based on a 9.8% ROE and 52.54% equity ratio. A NDPSC decision is expected in the third quarter of 2022.
2022 South Dakota Electric Rate Case — On June 30, 2022, NSP-Minnesota filed a South Dakota electric rate case (first since 2014) seeking a revenue increase of approximately $44 million. The filing is based on a 2021 historic test year adjusted for certain known and measurable changes for 2022 and 2023, a requested ROE of 10.75%, rate base of approximately $947 million and an equity ratio of 53%. Final rates are expected to be effective in the first quarter of 2023.

Wind Repowering — In January 2021, the MPUC approved NSP-Minnesota’s request for the repowering of 651 MW of owned wind projects. Two of the four repowering projects, where construction has not yet begun (in-service dates in 2025), now expect costs in excess of the original approval. Evaluation of options to mitigate the impact of these cost increases is on-going. An update to the MPUC is expected in the third or fourth quarter 2022.
Sherco Solar Proposal — In April 2021, NSP-Minnesota proposed to add 460 MW of solar facilities at the Sherco site with an initial estimated investment of approximately $575 million. NSP-Minnesota requested a delay in the procedural schedule due to recent solar supply chain disruptions and potential impact on pricing. An updated request was filed with the MPUC in July 2022 and a decision is now anticipated in the fourth quarter of 2022 or the first quarter of 2023. The proposed facilities are still expected to be in-service by the end of 2025.
Wind PPA Buyout — In July 2022, NSP-Minnesota requested approval from the MPUC for updated agreements with ALLETE Clean Energy to purchase the repowered 100 MW Northern Wind Facility and 22 MW Rock Aetna Facility. The MPUC previously approved NSP-Minnesota’s acquisition of the projects, but the agreements required further approval due to updated terms of the acquisition, including an increase in the purchase price. The price increase is offset by higher expected PTC benefits, resulting in minimal change to the net cost to customers.
2022 RES Electric Rider — In November 2021, NSP-Minnesota filed the RES Rider. The requested amount of $264 million includes a true-up (2020 and 2021 riders) of $154 million and the 2022 requested amount of $110 million. A MPUC decision is pending.
2022 GUIC Natural Gas Rider — In October 2021, NSP-Minnesota filed the GUIC Rider for an amount of $27 million. A MPUC decision is pending.
2021 GUIC Natural Gas Rider — In October 2020, NSP-Minnesota filed the GUIC Rider for an amount of $27 million. A MPUC decision is pending.
2022 TCR Electric Rider — In November 2021, NSP-Minnesota filed the TCR Rider for an amount of $105 million. A MPUC decision is pending.
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
NSP-Wisconsin
Pending and Recently Concluded Regulatory Proceedings
Michigan Natural Gas Rate Case —In July 2022, NSP-Wisconsin filed an application with the Public Service Commission of Michigan seeking a revenue increase in base natural gas rates of $1 million for the period of 2023-2025.
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
On June 15, 2022, eight parties filed testimony, with the CPUC Staff and the UCA filing comprehensive testimony. The Staff and UCA both recommended a historic test year with average rate base and no step increases for 2023 and 2024.
Proposed modifications to PSCo's request:

2022 Rate Request (Millions of Dollars)	Staff	UCA
Filed base revenue request	$215	$215
Less: previously authorized costs (existing riders)	108	108
Filed net increase to revenue	107	107

Recommended adjustments:
Test year adjustments	(33)	(41)
ROE	(42)	(42)
Weather normalization adjustment	—	(7)
Depreciation expense change	14	—
Other, net	(15)	(5)
Total recommended adjustments	(76)	(95)

Total proposed revenue change	$31	$12
Positions on PSCo's filed gas rate request:

Recommended Position	Staff	UCA
ROE	9.00%	9.00%
Equity	55.00%	51.50%
Test year	Historic	Historic
In July 2022, PSCo filed rebuttal testimony and updated its revenue request from $215 million to $202 million.
Next steps in the procedural schedule are expected to be as follows:
•Settlement deadline: Aug. 3, 2022.
•Evidentiary hearings: Aug. 17-23, 2022.
•Statement of position: Sept. 21, 2022.
Colorado Electric Rate Request — In July 2021, PSCo filed a request with the CPUC. In March 2022, the CPUC approved an unopposed settlement that included a net electric rate increase of $177 million, a ROE of 9.3% and an equity ratio of 55.69%. Rates became effective April 1, 2022.

Colorado Power Pathway Settlement — In June 2022, the CPUC issued a final written order issuing the CPCN for the Pathway Project. Key decisions include:
•The CPUC approved PSCo’s cost estimate of $1.7 billion and recovery through the transmission rider.
•The CPUC modified the PIMs proposed in the settlement agreement, which focused on cost controls, to add a separate mechanism to further incentivize timely delivery of the Pathway Project segments. The CPUC also increased the magnitude of the PIMs.
•The CPUC granted conditional approval for the 345 kilovolt May Valley-Longhorn line extension, pending the level of renewables being added in that region through PSCo’s resource plan. The initial cost estimate for the extension is approximately $250 million.
In July 2022, the CPUC modified the PIMs related to cost controls and project timing.
Colorado Resource Plan Settlement — In June 2022, the CPUC verbally approved a revised settlement, which will result in the further acceleration of the retirement of the Comanche Unit 3 coal plant, an expected carbon reduction of at least 85% and an 80% renewable mix by 2030. The CPUC deferred a decision on the method of cost recovery for the retiring coal units to a separate docket, which will consider accelerated depreciation, creation of regulatory assets and securitization. PSCo expects to file a recovery method docket in the fall.
Key settlement terms include:
•Early retirement of Hayden: Unit 2 in 2027 (was 2036); and Unit 1 in 2028 (was 2030).
•Conversion of the Pawnee coal plant to natural gas by no later than Jan. 1, 2026.
•Early retirement of Comanche Unit 3 by Jan. 1, 2031 (was 2070) with reduced operations beginning in 2025.
•Addition of ~2,400 MW of wind.
•Addition of ~1,600 MW of universal-scale solar.
•Addition of 400 MW of storage.
•Addition of 1,300 MW of flexible, dispatchable generation.
•Addition of ~1,200 MW of distributed solar resources through our renewable energy programs.
Colorado Partial Settlement — In October 2021, PSCo filed a comprehensive settlement with the CPUC Staff and the Colorado Energy Office, which proposed to address four outstanding regulatory items, including recovery of fuel costs related to Winter Storm Uri, disputed revenue associated with the 2020 electric decoupling pilot program year, replacement power costs associated with an extended outage at Comanche Unit 3 during 2020 and deferred customer bad debt balances associated with COVID-19. In July 2022, the CPUC approved the settlement, with an $8 million disallowance relating to the Winter Storm Uri fuel costs.
Key settlement terms include:
•PSCo will recover Winter Storm Uri deferred net natural gas, fuel and purchased energy costs (prior to the $8 million disallowance) of $263 million (electric utility) and $287 million (natural gas utility) over a 24-month and 30-month period, respectively, with no carrying charges through a rider mechanism.
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
In October 2021, a settlement was reached on Winter Storm Uri costs and also addressed certain components of decoupling. See Colorado Partial Settlement disclosure above.
As of June 30, 2022, PSCo has recognized a refund for Residential customers and a surcharge for small C&I customers based on 2020, 2021 and the first and second quarters of 2022 results.
In April 2022, PSCo made its annual filing. In May 2022 the UCA filed a protest raising issues relating to the Winter Storm Uri settlement and the soft cap components of the decoupling program. On May 25, 2022 the CPUC found merit in UCA’s protest, suspended PSCo’s advice letter and referred the matter to the ALJ.
2019 Electric Rate Case Appeal — In August 2020, PSCo filed an appeal with the Denver District Court seeking a review of CPUC decisions on gains and losses on sales of assets and other items. In January 2022, the court issued its decision that the CPUC’s approach to gains and losses on certain sales of assets was legally erroneous and confiscatory to PSCo and set aside and remanded the issue for further consideration. The CPUC is expected to deliberate in the third quarter of 2022.
GCA NOPR — In June 2021, the CPUC issued a NOPR addressing the recovery of costs through the GCA. The CPUC has reopened the GCA NOPR matter and proposed a 2 step process aimed at 1) considering near term process changes to the GCA used by various utilities and 2) a longer term process to evaluate potential performance incentive GCA structures to be filed by Nov. 1, 2022. In step 1, consensus proposed rule amendments to update the process and filing requirements for GCA and related filings have been submitted to the CPUC for consideration.
Natural Gas Planning NOPR — In October 2021, the CPUC issued a NOPR to implement recent state legislation requiring natural gas utilities to develop clean heat plans as a means to meet state greenhouse gas emission reduction targets, as well as updated demand-side management criteria. Additionally, the proposed rules included new comprehensive natural gas infrastructure planning requirements and related CPCN application procedures, changes in natural gas line extension policy, and details on emission accounting related to clean heat plans.

SPS
Pending and Recently Concluded Regulatory Proceedings
2021 Texas Electric Rate Case — In 2021, SPS filed an electric rate case with the PUCT and its municipalities seeking an increase in base rates of approximately $140 million. In May 2022, the PUCT approved a settlement between SPS and intervening parties, which reflects the following terms:
•Base rate increase of $89 million effective retroactively to March 15, 2021.
•A 9.35% ROE and 7.01% weighted average cost of capital for AFUDC purposes only.
•Depreciation lives for Tolk accelerated to 2034 and Harrington coal assets accelerated to 2024.
In July 2022, SPS filed to surcharge the final under-recovered amount, estimated to be approximately $85 million, substantially offset by the recognition of previously deferred costs. The impact of the retroactive amounts is as follows:

(Millions of Dollars)	Six Months Ended June 30, 2022
Revenue surcharge accrual	$85
Depreciation and amortization	(43)
O&M expenses	(16)
Interest expense	(12)
Taxes other than income taxes	(10)
Fuel and purchased power	(2)
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
Advanced Metering Infrastructure Implementation
Supply chain issues associated with semi-conductors have delayed the availability of advanced metering infrastructure electric meters. Impacts are currently being evaluated and the 2022 and 2023 deployment schedule could be impacted.
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
The impacts on Xcel Energy are as follows:
•NSP-Minnesota Sherco Solar Project — In April 2021, NSP-Minnesota proposed to add 460 MW of solar facilities at the Sherco site with an initial estimated investment of approximately $575 million. NSP-Minnesota requested a delay in the procedural schedule due to recent solar supply chain disruptions and potential impact on pricing. An updated request was filed with the MPUC in July 2022 and a decision is now anticipated in the fourth quarter of 2022 or the first quarter of 2023. The proposed facilities are still expected to be in-service by the end of 2025.
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
•PSCo PPAs — PSCo has several solar PPAs expected to commence with solar generating assets scheduled to go into service in late 2022 and early 2023. Some developers have indicated difficulty delivering the projects at the contract price and at the scheduled in-service date. Negotiations on a potential solution are on-going. PSCo is developing contingency plans in the event that the solar generating assets are not completed in time to meet the capacity needs of the 2023 summer season.
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
In March 2022, a class action suit was filed in Boulder County pertaining to the Marshall Fire. In the remote event PSCo was found liable related to this litigation and were required to pay damages, such amounts could exceed our insurance coverage and have a material adverse effect on our financial condition, results of operations or cash flows. In June 2022, Plaintiffs served the class action lawsuit. In July 2022, PSCo filed a Motion to Dismiss.
Comanche Unit 3 Outage — In late January 2022, PSCo experienced an outage at the Comanche Unit 3 coal plant. The plant returned to service in June 2022. PSCo will not seek recovery of the approximately $18 million of incremental replacement power costs, subject to true-up, incurred during the outage.

Colorado Ballot Initiative — In April 2022, a proposed ballot initiative was filed in the state of Colorado, which if approved, would require at least 5% of all gas and electric rates to be paid from profits as determined by the CPUC. At the end of April 2022, the initiative was approved by the Colorado Title Board for petition. If the petitioners receive 125,000 voter signatures by August 8, 2022, this initiative will be added to the ballot for the Colorado general election in November.
MISO Capacity Credits — The NSP System offered 1,500 MW of excess capacity into the MISO planning resource auction for June 2022 through May 2023. Due to a projected overall capacity shortfall in the MISO region, the 1,500 MWs offered cleared the auction at maximum pricing and is expected to generate revenues of approximately $89 million in 2022 and approximately $64 million in 2023. During the second quarter of 2022, the NSP System received approximately $13 million of capacity credits. These amounts will primarily be used to mitigate customer rate increases or returned through earnings sharing or other mechanisms.
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
In 2021, the MPUC allowed recovery of $179 million of costs (with no financing charge) starting in September 2021, with a potential true-up pending a prudency review. The C&I class ($82 million) will be recovered over 27 months and the residential class ($97 million) will be recovered over a 63-month recovery period.

The Department of Commerce recommended a disallowance of $122 million, the Office of the Attorney General recommended disallowances of $110 million to $148 million and the CUB recommended a $69 million disallowance.

In May 2022, the ALJs found the Winter Storm Uri fuel costs were prudently incurred and recommended no disallowances. A MPUC decision is expected in August 2022.

Utility Subsidiary	Jurisdiction	Regulatory Status
PSCo	Colorado	In May 2021, PSCo filed a request with the CPUC to recover $263 million in weather-related electric costs, $287 million in incremental natural gas costs and $4 million in incremental steam costs over 24 months with no financing charge.

In October, a partial settlement was reached with the Staff and the Colorado Energy Office, allowing full recovery of the Winter Storm Uri costs over a 24-month (electric) and 30-month period (natural gas), with no carrying charges. In May 2022, an ALJ recommended full recovery of all costs with no cost disallowances. In July 2022, the CPUC approved the partial settlement, but included an $8 million disallowance.
SPS	Texas
In 2021, SPS filed to recover $88 million of Winter Storm Uri costs over 24 months, as part of the Texas fuel surcharge filing, with total under-recovered costs of $121 million.

In April 2022, interim rates designed to recover $121 million over 30 months were implemented. The interim rate recovery does not address the prudence of costs nor the retention of approximately $10 million related to market sales during the event. These items will be reviewed through the triennial Fuel Reconciliation proceeding and are subject to a final PUCT decision.

In July 2022, the intervenors filed recommendations in the Fuel Reconciliation proceeding. The Texas Industrial Energy Consumers and PUCT staff recommended disallowances of approximately $10 million (off-system sales margins). The Office of Public Utility Counsel recommended disallowances of approximately $15 million (off-system sales margins and adjustment to energy loss factors). The Alliance of Xcel Municipalities recommended disallowances of approximately $100 million (natural gas storage, contracted capability and off-system sales margins).

A hearing is scheduled to begin in August and a recommendation from the ALJ is expected in the fourth quarter of 2022.

Environmental
Affordable Clean Energy
In July 2019, the EPA adopted the ACE rule, which requires states to develop plans by 2022 for greenhouse gas reductions from coal-fired power plants. In January 2021, the U.S. Court of Appeals for the D.C. Circuit issued a decision vacating and remanding the ACE rule. That decision essentially held that EPA’s previous economy-wide regulatory approach taken in the 2015 CPP was consistent with the Clean Air Act. If upheld, that decision would have allowed the EPA to proceed with alternate regulation of coal-fired power plants consistent with the CPP approach. However, the Court of Appeals decision was appealed to the U.S Supreme Court. In a June 30, 2022, ruling, the Supreme Court held that a CPP economy-wide approach is not consistent with the Clean Air Act. Thus, if EPA is to proceed with new rules, they must be consistent with this ruling and be more similar to the ACE rule “inside the fenceline” approach. If any new rules require additional investment, Xcel Energy believes that the cost of these initiatives or replacement generation would be recoverable through rates based on prior state commission practices.

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
Fair value of net commodity trading contracts as of June 30, 2022:

	Futures / Forwards Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
NSP-Minnesota (a)	$(4)	$(12)	$(5)	$(3)	$(24)
NSP- Minnesota (b)	3	5	(2)	(3)	3
PSCo (a)	14	9	2	1	26
PSCo (b)	(33)	(39)	—	1	(71)
	$(20)	$(37)	$(5)	$(4)	$(66)

	Options Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
NSP-Minnesota (b)	$3	$—	$—	$11	$14
PSCo (b)	20	24	—	—	44
	$23	$24	$—	$11	$58
(a) Prices actively quoted or based on actively quoted prices.
(b) Prices based on models and other valuation methods.
Changes in the fair value of commodity trading contracts before the impacts of margin-sharing for the six months ended June 30:

(Millions of Dollars)	2022	2021
Fair value of commodity trading net contracts outstanding at Jan. 1	$(33)	$(54)
Contracts realized or settled during the period	6	(37)
Commodity trading contract additions and changes during the period	19	56
Fair value of commodity trading net contracts outstanding at March 31	$(8)	$(35)
At June 30, 2022, a 10% increase in market prices for commodity trading contracts through the forward curve would increase pre-tax income from continuing operations by approximately $13 million, whereas a 10% decrease would decrease pre-tax income from continuing operations by approximately $13 million. At June 30, 2021, a 10% increase in market prices for commodity trading contracts would increase pre-tax income from continuing operations by approximately $19 million, whereas a 10% decrease would decrease pre-tax income from continuing operations by approximately $19 million. Market price movements can exceed 10% under abnormal circumstances.
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
The VaRs for the NSP-Minnesota and PSCo commodity trading operations, excluding both non-derivative transactions and derivative transactions designated as normal purchase, normal sales, calculated on a consolidated basis using a Monte Carlo simulation with a 95% confidence level and a one-day holding period, were as follows:

(Millions of Dollars)	Three Months Ended June 30	Average	High	Low
2022	$1.8	$2.0	$3.3	$1.1
2021	1.7	1.2	1.9	0.7
Nuclear Fuel Supply — NSP-Minnesota has contracted for and has its 2022 and 2023 enriched nuclear material requirements in various stages of processing in Canada, Europe and the United States. We will continue to monitor the evolving situation in Ukraine and its global impacts and will take necessary actions to ensure a secure supply of enriched nuclear material. NSP-Minnesota is scheduled to take delivery of approximately 30% of its average enriched nuclear material requirements from Russia through 2030.
Interest Rate Risk — Xcel Energy is subject to interest rate risk. Our risk management policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives such as swaps, caps, collars and put or call options.
At June 30, 2022 and 2021, a 100-basis-point change in the benchmark rate on Xcel Energy’s variable rate debt would impact pre-tax interest expense annually by approximately $2 million and $18 million, respectively.
See Note 8 to the consolidated financial statements for a discussion of Xcel Energy’s interest rate derivatives.
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
At June 30, 2022, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $86 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $73 million. At June 30, 2021, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $64 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $24 million.
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
Commodity Derivatives — Xcel Energy monitors the creditworthiness of the counterparties to its commodity derivative contracts and assesses each counterparty’s ability to perform on the transactions. The impact of discounting commodity derivative assets for counterparty credit risk was not material to the fair value of commodity derivative assets at June 30, 2022.
Adjustments to fair value for credit risk of commodity trading instruments are recorded in electric revenues. Credit risk adjustments for other commodity derivative instruments are deferred as other comprehensive income or deferred as regulatory assets and liabilities. Classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms. The impact of discounting commodity derivative liabilities for credit risk was immaterial at June 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Operating Cash Flows

(Millions of Dollars)	Six Months Ended June 30
Cash provided by operating activities — 2021	$489

Components of change — 2022 vs. 2021
Higher net income	35
Non-cash transactions (a)	106
Changes in working capital (b)	256
Changes in net regulatory and other assets and liabilities	1,102
Cash provided by operating activities — 2022	$1,988
(a)Non-cash transactions applicable to net income (e.g., depreciation and amortization, nuclear fuel amortization, changes in deferred income taxes, allowance for equity funds used during construction, etc.).
(b)Working capital includes accounts receivable, accrued unbilled revenues, inventories, accounts payable, other current assets and other current liabilities.
Net cash provided by operating activities increased $1,499 million for the six months ended June 30, 2022 compared with the prior year. The increase was primarily due to the net natural gas, fuel and purchased energy costs related to Winter Storm Uri in the first quarter of 2021.
Investing Cash Flows

(Millions of Dollars)	Six Months Ended June 30
Cash used in investing activities — 2021	$(2,202)

Components of change — 2022 vs. 2021
Increased capital expenditures	(73)
Other investing activities	220
Cash used in investing activities — 2022	$(2,055)
Net cash used in investing activities decreased $147 million for the six months ended June 30, 2022 compared with the prior year. The increase in capital expenditures was largely due to timing and normal system expansion.
Financing Cash Flows

(Millions of Dollars)	Six Months Ended June 30
Cash provided by financing activities — 2021	$2,122

Components of change — 2022 vs. 2021
Higher net short-term debt repayments	(2,030)
Higher long-term debt issuances, net of repayments	44
Higher proceeds from issuance of common stock	140
Other financing activities	(40)
Cash provided by financing activities — 2022	$236
Net cash provided by financing activities decreased $1,886 million for the six months ended June 30, 2022 compared with the prior year. The decrease was primarily related to the amount/timing of debt issuances and repayments associated with Winter Storm Uri.
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
As of July 25, 2022, Xcel Energy Inc. and its utility subsidiaries had the following committed credit facilities available to meet liquidity needs:

(Millions of Dollars)	Credit Facility (a)	Drawn (b)	Available	Cash	Liquidity
Xcel Energy Inc.	$1,250	$73	$1,177	$5	$1,182
PSCo	700	196	504	2	506
NSP-Minnesota	500	11	489	2	491
SPS	500	2	498	5	503
NSP-Wisconsin	150	86	64	1	65
Total	$3,100	$368	$2,732	$15	$2,747
(a)Credit facilities expire in June 2024.
(b)Includes outstanding commercial paper and letters of credit.
Bilateral Credit Agreement
In April 2022, NSP-Minnesota’s uncommitted $75 million bilateral credit agreement was renewed for an additional one-year term. The credit agreement is limited in use to support letters of credit.
As of June 30, 2022, NSP-Minnesota had $43 million of outstanding letters of credit under the $75 million bilateral credit agreement.
Short-Term Debt — Xcel Energy Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS each have individual commercial paper programs. The authorized levels for these commercial paper programs are:
•$1.25 billion for Xcel Energy Inc.
•$700 million for PSCo.
•$500 million for NSP-Minnesota.
•$500 million for SPS.
•$150 million for NSP-Wisconsin.
Short-term debt outstanding for Xcel Energy was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2022	Year Ended Dec. 31, 2021
Borrowing limit	$3,100	$3,100
Amount outstanding at period end	136	1,005
Average amount outstanding	554	1,399
Maximum amount outstanding	1,136	2,054
Weighted average interest rate, computed on a daily basis	1.05%	0.57%
Weighted average interest rate at period end	1.90	0.31
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
2022 Planned Financing Activity — During 2022, Xcel Energy Inc. plans to issue approximately $75 to $80 million of equity through the DRIP and benefit programs. In addition, Xcel Energy Inc. may issue up to $800 million in equity from 2022-2026. In 2022, approximately $150 million of equity has been issued through an ATM program. Xcel Energy Inc. and its utility subsidiaries issued or plan to issue the following long-term debt:

Issuer	Security	Amount		Status	Tenor	Coupon
Xcel Energy	Unsecured Senior Notes	$700	million	Completed	10 Year	4.60%
PSCo	First Mortgage Bonds	300	million	Completed	10 Year	4.10%
PSCo	First Mortgage Bonds	400	million	Completed	30 Year	4.50%
SPS	First Mortgage Bonds	200	million	Completed	30 Year	5.15%
NSP-Minnesota	First Mortgage Bonds	500	million	Completed	30 Year	4.50%
NSP-Wisconsin	First Mortgage Bonds	100	million	Q3 (a)	30 Year	4.86%
(a)The NSP-Wisconsin private placement first mortgage bonds have been priced and the transaction is expected to close on Sept. 12, 2022.
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
•Weather-normalized retail electric sales are projected to increase ~2%.
•Weather-normalized retail firm natural gas sales are projected to increase ~1%.
•Capital rider revenue is projected to increase $0 million to $10 million (net of PTCs).
•O&M expenses are projected to increase approximately 2%.
•Depreciation expense is projected to increase approximately $300 million to $310 million. The change in assumption is primarily a result of new rates going into effect in Texas and will be offset by revenue with minimal impact on earnings.
•Property taxes are projected to increase approximately $35 million to $45 million.
•Interest expense (net of AFUDC - debt) is projected to increase $100 million to $110 million. The assumption change reflects higher interest rates and slightly larger debt issuances.
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
As of June 30, 2022, based on an evaluation carried out under the supervision and with the participation of Xcel Energy’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that Xcel Energy’s disclosure controls and procedures were effective.
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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchaser:
For the quarter ended June 30, 2022, no equity securities that are registered by Xcel Energy Inc. pursuant to Section 12 of the Securities Exchange Act of 1934 were purchased by or on behalf of us or any of our affiliated purchasers.

ITEM 6 — EXHIBITS
* Indicates incorporation by reference

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation of Xcel Energy Inc., dated May 17, 2012	Xcel Energy Inc. Form 8-K dated May 16, 2012	3.01
3.02*	Bylaws of Xcel Energy Inc. as Amended on April 3, 2020	Xcel Energy Inc Form 8-K dated April 3, 2020	3.01
4.01*	Supplemental Indenture No. 16, dated as of May 6, 2022, by and between Xcel Energy Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee, creating $700,000,000 aggregate principal amount of 4.60% Senior Notes, Series due June 1, 2032	Xcel Energy Inc. Form 8-K dated May 6, 2022	4.01
4.02*	Supplemental Trust Indenture dated as of May 1, 2022 between NSP-Minnesota and the Bank of New York Mellon Trust Company, N.A., as successor Trustee, creating $500,000,000 aggregate principal amount of 4.50% First Mortgage Bonds, Series due June 1, 2052	NSP-Minnesota Form 8-K dated May 9, 2022	4.01
4.03*	Supplemental Indenture dated as of May 1, 2022, between PSCo and U.S. Bank Trust Company, National Association, as successor Trustee, creating $300 million principal amount of 4.10% First Mortgage Bonds, Series No. 38 due 2032 and $400 million principal amount of 4.50% First Mortgage Bonds, Series No. 39 due 2052	PSCo Form 8-K dated May 17, 2022	4.01
4.04*	Supplemental Indenture No. 9 dated as of May 1, 2022 between SPS and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, creating $200 million principal amount of 5.15% First Mortgage Bonds, Series No. 9 due 2052	SPS Form 8-K dated May 31, 2022	4.02
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XCEL ENERGY INC.

7/28/2022	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)