Form 10-Q
period 2022-09-30
XCEL ENERGY INC
filed 2022-10-27
CIK 72903

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Oct. 25, 2022
Common Stock, $2.50 par value	547,248,496 shares

This Form 10-Q is filed by Xcel Energy Inc. Additional information is available in various filings with the SEC. This report should be read in its entirety.

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
e prime	e prime inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
WYCO	WYCO Development, LLC
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
CPUC	Colorado Public Utilities Commission
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
DOC	Minnesota Department of Commerce
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
MPUC	Minnesota Public Utilities Commission
NDPSC	North Dakota Public Service Commission
NRC	Nuclear Regulatory Commission
OAG	Minnesota Office of Attorney General
PUCT	Public Utility Commission of Texas
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
GCA	Gas cost adjustment
GUIC	Gas utility infrastructure cost rider
RES	Renewable energy standard
TCR	Transmission cost recovery adjustment

Other
AFUDC	Allowance for funds used during construction
ALJ	Administrative Law Judge
AMT	Alternative minimum tax
ATM	At-the-market
C&I	Commercial and Industrial
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by EPA regulating the management, storage and disposal of CCRs as a nonhazardous waste
CDD	Cooling degree-days
CEO	Chief executive officer
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CFO	Chief financial officer

CORE	CORE Electric Cooperative
CPCN	Certificate of Public Convenience and Necessity
CSPV	Crystalline Silicon Photovoltaic
CUB	Citizens Utility Board
DRIP	Dividend Reinvestment and Stock Purchase Program
EPS	Earnings per share
ETR	Effective tax rate
FTR	Financial transmission right
GAAP	United States generally accepted accounting principles
GE	General Electric Company
HDD	Heating degree-days
IPP	Independent power producing entity
IRA	Inflation Reduction Act
ITC	Investment Tax Credit
JSC	Just Solar Coalition
LLC	Limited liability company
LP&L	Lubbock Power and Light
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
NAV	Net asset value
NOPR	Notice of Proposed Rulemaking
NOx	Nitrogen Oxides
O&M	Operating and maintenance
OATT	Open Access Transmission Tariff
PFAS	Per- and PolyFluroroAlkyl Substances
PIM	Performance Incentive Mechanism
PPA	Power purchase agreement
PTC	Production tax credit
ROE	Return on equity
RTO	Regional Transmission Organization
SMMPA	Southern Minnesota Municipal Power Agency
SPP	Southwest Power Pool, Inc.
THI	Temperature-humidity index
TOs	Transmission owners
UCA	Colorado Office of the Utility Consumer Advocate
VaR	Value at Risk
WACC	Weighted average cost of capital
XLI	Xcel Large Industrial Customers

Measurements
MW	Megawatts

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to 2022 and 2023 EPS guidance, long-term EPS and dividend growth rate objectives, future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, and expected impact on our results of operations, financial condition and cash flows of resettlement calculations and credit losses relating to certain energy transactions, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed in Xcel Energy’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2021 and subsequent filings with the SEC, could cause actual results to differ materially from management expectations as suggested by such forward-looking information: uncertainty around the impacts and duration of the COVID-19 pandemic, including potential workforce impacts resulting from vaccination requirements, quarantine policies or government restrictions, and sales volatility; operational safety, including our nuclear generation facilities and other utility operations; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee work force and third-party contractor factors; violations of our Codes of Conduct; our ability to recover costs and our subsidiaries’ ability to recover costs from customers; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of Xcel Energy Inc. and its subsidiaries to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; our subsidiaries’ ability to make dividend payments; tax laws; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties; regulatory changes and/or limitations related to the use of natural gas as an energy source; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters, including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions, except per share data)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2022	2021	2022	2021
Operating revenues
Electric	$3,699	$3,176	$9,255	$8,643
Natural gas	357	268	1,923	1,364
Other	26	23	79	69
Total operating revenues	4,082	3,467	11,257	10,076

Operating expenses
Electric fuel and purchased power	1,497	1,210	3,772	3,643
Cost of natural gas sold and transported	173	86	1,134	603
Cost of sales — other	11	11	32	28
O&M expenses	611	568	1,827	1,752
Conservation and demand side management expenses	86	78	259	222
Depreciation and amortization	607	537	1,807	1,586
Taxes (other than income taxes)	173	152	523	472
Total operating expenses	3,158	2,642	9,354	8,306

Operating income	924	825	1,903	1,770

Other (expense) income, net	(15)	(3)	(20)	5
Earnings from equity method investments	1	13	27	47
Allowance for funds used during construction — equity	20	21	53	53

Interest charges and financing costs
Interest charges — includes other financing costs of $8, $7, $24 and $22, respectively	244	211	705	628
Allowance for funds used during construction — debt	(7)	(7)	(19)	(18)
Total interest charges and financing costs	237	204	686	610

Income before income taxes	693	652	1,277	1,265
Income tax expense (benefit)	44	43	(80)	(17)
Net income	$649	$609	$1,357	$1,282

Weighted average common shares outstanding:
Basic	548	539	546	539
Diluted	548	539	546	539

Earnings per average common share:
Basic	$1.19	$1.13	$2.48	$2.38
Diluted	1.18	1.13	2.48	2.38

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2022	2021	2022	2021
Net income	$649	$609	$1,357	$1,282
Other comprehensive income
Pension and retiree medical benefits:
Net pension and retiree medical losses arising during the period, net of tax of $4, $—, $4 and $—, respectively	10	—	11	—
Reclassifications of loss to net income, net of tax of $—, $1, $1 and $2, respectively	1	4	2	5
Derivative instruments:
Net fair value increase, net of tax of $—, $1, $6 and $1, respectively	—	3	15	4
Reclassification of losses to net income, net of tax of $—, $—, $1 and $1, respectively	1	2	4	6

Total other comprehensive income	12	9	32	15
Total comprehensive income	$661	$618	$1,389	$1,297

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Nine Months Ended Sept. 30
	2022	2021
Operating activities
Net income	$1,357	$1,282
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,821	1,597
Nuclear fuel amortization	91	86
Deferred income taxes	(85)	(9)
Allowance for equity funds used during construction	(53)	(53)
Earnings from equity method investments	(27)	(47)
Dividends from equity method investments	30	31
Provision for bad debts	41	53
Share-based compensation expense	19	20
Changes in operating assets and liabilities:
Accounts receivable	(221)	(152)
Accrued unbilled revenues	69	58
Inventories	(272)	(82)
Other current assets	13	8
Accounts payable	152	61
Net regulatory assets and liabilities	239	(997)
Other current liabilities	51	(22)
Pension and other employee benefit obligations	(59)	(131)
Other, net	1	(124)
Net cash provided by operating activities	3,167	1,579

Investing activities
Capital/construction expenditures	(3,325)	(3,032)
Purchase of investment securities	(1,055)	(540)
Proceeds from the sale of investment securities	1,029	531
Other, net	30	(24)
Net cash used in investing activities	(3,321)	(3,065)

Financing activities
(Repayments of) proceeds from short-term borrowings, net	(847)	1,163
Proceeds from issuances of long-term debt	2,164	1,920
Repayments of long-term debt, including reacquisition premiums	(600)	(399)
Proceeds from issuance of common stock	156	13
Dividends paid	(754)	(698)
Other, net	(14)	(11)
Net cash provided by financing activities	105	1,988

Net change in cash, cash equivalents and restricted cash	(49)	502
Cash, cash equivalents and restricted cash at beginning of period	166	129
Cash, cash equivalents and restricted cash at end of period	$117	$631

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(628)	$(592)
Cash paid for income taxes, net	(16)	(6)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$393	$476
Inventory transfers to property, plant and equipment	34	87
Operating lease right-of-use assets	17	4
Allowance for equity funds used during construction	53	53
Issuance of common stock for reinvested dividends and/or equity awards	40	26

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	Sept. 30, 2022	Dec. 31, 2021
Assets
Current assets
Cash and cash equivalents	$117	$166
Accounts receivable, net	1,196	1,018
Accrued unbilled revenues	793	862
Inventories	870	631
Regulatory assets	1,275	1,106
Derivative instruments	456	123
Prepaid taxes	54	44
Prepayments and other	329	289
Total current assets	5,090	4,239

Property, plant and equipment, net	47,287	45,457

Other assets
Nuclear decommissioning fund and other investments	3,083	3,628
Regulatory assets	2,850	2,738
Derivative instruments	90	67
Operating lease right-of-use assets	1,155	1,291
Other	420	431
Total other assets	7,598	8,155
Total assets	$59,975	$57,851

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$651	$601
Short-term debt	158	1,005
Accounts payable	1,586	1,409
Regulatory liabilities	596	271
Taxes accrued	545	569
Accrued interest	244	209
Dividends payable	267	249
Derivative instruments	100	69
Operating lease liabilities	211	205
Other	545	459
Total current liabilities	4,903	5,046

Deferred credits and other liabilities
Deferred income taxes	4,762	4,894
Deferred investment tax credits	50	53
Regulatory liabilities	5,567	5,405
Asset retirement obligations	3,296	3,151
Derivative instruments	114	105
Customer advances	187	196
Pension and employee benefit obligations	255	306
Operating lease liabilities	997	1,146
Other	151	158
Total deferred credits and other liabilities	15,379	15,414

Commitments and contingencies
Capitalization
Long-term debt	23,309	21,779
Common stock — 1,000,000,000 shares authorized of $2.50 par value; 547,006,076 and 544,025,269 shares outstanding at Sept. 30, 2022 and Dec. 31, 2021, respectively	1,368	1,360
Additional paid in capital	7,979	7,803
Retained earnings	7,128	6,572
Accumulated other comprehensive loss	(91)	(123)
Total common stockholders’ equity	16,384	15,612
Total liabilities and equity	$59,975	$57,851

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)
(amounts in millions, except per share data; shares in actual amounts)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholders' Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended Sept. 30, 2022 and 2021
Balance at June 30, 2021	538,305,927	$1,346	$7,435	$6,146	$(135)	$14,792
Net income				609		609
Other comprehensive income					9	9
Dividends declared on common stock ($0.4575 per share)				(247)		(247)
Issuances of common stock	153,025	—	10			10
Share-based compensation			(2)			(2)
Balance at Sept. 30, 2021	538,458,952	$1,346	$7,443	$6,508	$(126)	$15,171

Balance at June 30, 2022	546,807,793	$1,367	$7,960	$6,747	$(103)	$15,971
Net income				649		649
Other comprehensive income					12	12
Dividends declared on common stock ($0.4875 per share)				(267)		(267)
Issuances of common stock	198,283	1	13			14
Share-based compensation			6	(1)		5
Balance at Sept. 30, 2022	547,006,076	$1,368	$7,979	$7,128	$(91)	$16,384

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholders' Equity
	Shares	Par Value	Additional Paid In Capital
Nine Months Ended Sept. 30, 2022 and 2021
Balance at Dec. 31, 2020	537,438,394	$1,344	$7,404	$5,968	$(141)	$14,575
Net income				1,282		1,282
Other comprehensive loss					15	15
Dividends declared on common stock ($1.373 per share)				(739)		(739)
Issuances of common stock	1,020,558	2	38			40
Share-based compensation			1	(3)		(2)
Balance at Sept. 30, 2021	538,458,952	$1,346	$7,443	$6,508	$(126)	$15,171

Balance at Dec. 31, 2021	544,025,269	$1,360	$7,803	$6,572	$(123)	$15,612
Net income				1,357		1,357
Other comprehensive income					32	32
Dividends declared on common stock ($1.463 per share)				(798)		(798)
Issuances of common stock	2,980,807	8	177			185
Share-based compensation			(1)	(3)		(4)
Balance at Sept. 30, 2022	547,006,076	$1,368	$7,979	$7,128	$(91)	$16,384

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of Xcel Energy as of Sept. 30, 2022 and Dec. 31, 2021; the results of Xcel Energy’s operations, including the components of net income, comprehensive income, and changes in stockholders’ equity for the three and nine months ended Sept. 30, 2022 and 2021; and Xcel Energy’s cash flows for the nine months ended Sept. 30, 2022 and 2021.
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

2. Accounting Pronouncements
As of Sept. 30, 2022, there was no material impact from the recent adoption of new accounting pronouncements, nor expected material impact from recently issued accounting pronouncements yet to be adopted, on Xcel Energy’s consolidated financial statements.

3. Selected Balance Sheet Data

(Millions of Dollars)	Sept. 30, 2022	Dec. 31, 2021
Accounts receivable, net
Accounts receivable	$1,308	$1,124
Less allowance for bad debts	(112)	(106)
Accounts receivable, net	$1,196	$1,018

(Millions of Dollars)	Sept. 30, 2022	Dec. 31, 2021
Inventories
Materials and supplies	$321	$289
Fuel	234	182
Natural gas	315	160
Total inventories	$870	$631

(Millions of Dollars)	Sept. 30, 2022	Dec. 31, 2021
Property, plant and equipment, net
Electric plant	$48,959	$48,680
Natural gas plant	8,199	7,758
Common and other property	2,824	2,602
Plant to be retired (a)	2,258	1,200
Construction work in progress	2,445	1,969
Total property, plant and equipment	64,685	62,209
Less accumulated depreciation	(17,639)	(17,060)
Nuclear fuel	3,105	3,081
Less accumulated amortization	(2,864)	(2,773)
Property, plant and equipment, net	$47,287	$45,457
(a)Amounts as of Dec. 31, 2021 include Sherco Units 1, 2 and 3 and A.S. King for NSP-Minnesota; Comanche Unit 1 and 2 and Craig Units 1 and 2 for PSCo; and Tolk and coal generation assets at Harrington pending facility gas conversion for SPS. Following the June 2022 approval of PSCo’s revised resource plan settlement, amounts as of Sept. 30, 2022 include the addition of Comanche Unit 3, Hayden Units 1 and 2 and coal generation assets at Pawnee pending facility gas conversion. Amounts are presented net of accumulated depreciation.

4. Borrowings and Other Financing Instruments
Short-Term Borrowings
Short-Term Debt — Xcel Energy Inc. and its utility subsidiaries meet their short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under their credit facilities and term loan agreements.
Commercial paper and term loan borrowings outstanding for Xcel Energy:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2022	Year Ended Dec. 31, 2021
Borrowing limit	$3,550	$3,100
Amount outstanding at period end	158	1,005
Average amount outstanding	187	1,399
Maximum amount outstanding	329	2,054
Weighted average interest rate, computed on a daily basis	2.51%	0.57%
Weighted average interest rate at period end	3.40	0.31
Letters of Credit — Xcel Energy Inc. and its utility subsidiaries use letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. There were $39 million and $19 million of letters of credit outstanding under the credit facilities at Sept. 30, 2022 and Dec. 31, 2021, respectively. Amounts approximate their fair value and are subject to fees.
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

Amended Credit Agreements — In September 2022, Xcel Energy Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS each entered into an amended five-year credit agreement with a syndicate of banks. The aggregate borrowing limit was increased to $3.55 billion. The amended credit agreements have substantially the same terms and conditions as the prior agreements, with the following changes:
•Maturities were extended from June 2024 to September 2027.
•Borrowing limit for Xcel Energy Inc. was increased from $1.25 billion to $1.5 billion.
•Borrowing limit for NSP-Minnesota was increased from $500 million to $700 million.
As of Sept. 30, 2022, Xcel Energy Inc. and its utility subsidiaries had the following committed revolving credit facilities available:

(Millions of Dollars)	Credit Facility (a)	Drawn (b)	Available
Xcel Energy Inc.	$1,500	$158	$1,342
PSCo	700	26	674
NSP-Minnesota	700	11	689
SPS	500	2	498
NSP-Wisconsin	150	—	150
Total	$3,550	$197	$3,353
(a)Expires in September 2027.
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
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity of the credit facility. Xcel Energy Inc. and its utility subsidiaries had no direct advances on the credit facilities outstanding as of Sept. 30, 2022 and Dec. 31, 2021.
Bilateral Credit Agreement
In April 2022, NSP-Minnesota’s uncommitted bilateral credit agreement was renewed for an additional one-year term. The credit agreement is limited in use to support letters of credit.
As of Sept. 30, 2022, NSP-Minnesota had $50 million of outstanding letters of credit under the $75 million bilateral credit agreement.
Long-Term Borrowings and Other Financing Instruments
During the nine months ended September 30, 2022, Xcel Energy Inc. and its utility subsidiaries issued the following:
•Xcel Energy issued $700 million of 4.60% unsecured senior notes due June 1, 2032.
•NSP-Minnesota issued $500 million of 4.50% first mortgage bonds due June 1, 2052.
•PSCo issued $300 million of 4.10% first mortgage bonds due June 1, 2032 and $400 million of 4.50% first mortgage bonds due June 1, 2052.
•SPS issued $200 million of 5.15% first mortgage bonds due June 1, 2052.
•NSP-Wisconsin issued $100 million of 4.86% first mortgage bonds due September 15, 2052.
ATM Equity Offering — In November 2021, Xcel Energy Inc. filed a prospectus supplement under which it may sell up to $800 million of its common stock through an ATM program. In 2021, 5.33 million shares were issued (approximately $350 million). In the second quarter of 2022, 2.13 million shares of common stock were issued (approximately $150 million). As of Sept. 30, 2022, approximately $300 million remained available for sale under the ATM program.
Other Equity — Xcel Energy Inc. issued $34 million and $38 million of equity through the DRIP during the nine months ended Sept. 30, 2022 and 2021, respectively. The program allows shareholders to reinvest their dividends directly in Xcel Energy Inc. common stock.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. Xcel Energy’s operating revenues consisted of the following:

	Three Months Ended Sept. 30, 2022
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,109	$181	$15	$1,305
C&I	1,734	116	6	1,856
Other	42	—	2	44
Total retail	2,885	297	23	3,205
Wholesale	450	—	—	450
Transmission	210	—	—	210
Other	20	43	—	63
Total revenue from contracts with customers	3,565	340	23	3,928
Alternative revenue and other	134	17	3	154
Total revenues	$3,699	$357	$26	$4,082

	Three Months Ended Sept. 30, 2021
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$999	$133	$12	$1,144
C&I	1,515	76	7	1,598
Other	35	—	1	36
Total retail	2,549	209	20	2,778
Wholesale	288	—	—	288
Transmission	167	—	—	167
Other	17	45	—	62
Total revenue from contracts with customers	3,021	254	20	3,295
Alternative revenue and other	155	14	3	172
Total revenues	$3,176	$268	$23	$3,467

	Nine Months Ended Sept. 30, 2022
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$2,723	$1,100	$30	$3,853
C&I	4,385	636	15	5,036
Other	111	—	25	136
Total retail	7,219	1,736	70	9,025
Wholesale	1,027	—	—	1,027
Transmission	518	—	—	518
Other	55	125	—	180
Total revenue from contracts with customers	8,819	1,861	70	10,750
Alternative revenue and other	436	62	9	507
Total revenues	$9,255	$1,923	$79	$11,257

	Nine Months Ended Sept. 30, 2021
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$2,488	$774	$33	$3,295
C&I	3,830	389	22	4,241
Other	96	—	5	101
Total retail	6,414	1,163	60	7,637
Wholesale	1,265	—	—	1,265
Transmission	461	—	—	461
Other	51	106	—	157
Total revenue from contracts with customers	8,191	1,269	60	9,520
Alternative revenue and other	452	95	9	556
Total revenues	$8,643	$1,364	$69	$10,076

6. Income Taxes
Reconciliation between the statutory rate and ETR:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2022	2021	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%	21.0%
State tax (net of federal tax effect)	4.9	5.0	4.9	5.0
Decreases:
Wind PTCs (a)	(12.3)	(12.1)	(25.2)	(20.0)
Plant regulatory differences (b)	(5.8)	(5.8)	(5.5)	(6.0)
Other tax credits, net operating loss & tax credits allowances	(1.2)	(1.2)	(1.4)	(1.1)
Other (net)	(0.3)	(0.3)	(0.1)	(0.2)
Effective income tax rate	6.3%	6.6%	(6.3)%	(1.3)%
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
•Liability awards subject to a performance condition; any portions settled in shares are included in common shares outstanding upon settlement.
Common shares outstanding used in the basic and diluted EPS computation:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(Shares in Millions)	2022	2021	2022	2021
Basic	548	539	546	539
Diluted (a)	548	539	546	539
(a)Diluted common shares outstanding included common stock equivalents of 0.3 million for the three months ended September 30, 2022 and 2021, respectively. Diluted common shares outstanding included common stock equivalents of 0.3 million for the nine months ended September 30, 2022 and 2021, respectively.

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
The values of these instruments are derived from, and designed to offset, the costs of transmission congestion. In addition to overall transmission load, congestion is also influenced by the operating schedules of power plants and the consumption of electricity pertinent to a given transmission path. Unplanned plant outages, scheduled plant maintenance, changes in the relative costs of fuels used in generation, weather and overall changes in demand for electricity can each impact the operating schedules of the power plants on the transmission grid and the value of these instruments. FTRs are recognized at fair value and adjusted each period prior to settlement. Given the limited observability of certain variables underlying the reported auction values of FTRs, these fair value measurements have been assigned a Level 3.
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
Unrealized gains for the nuclear decommissioning fund were $900 million and $1.3 billion as of Sept. 30, 2022 and Dec. 31, 2021, respectively, and unrealized losses were $133 million and $7 million as of Sept. 30, 2022 and Dec. 31, 2021, respectively.
Non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund:

	Sept. 30, 2022
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$37	$37	$—	$—	$—	$37
Commingled funds	832	—	—	—	1,167	1,167
Debt securities	696	—	611	9	—	620
Equity securities	409	918	1	—	—	919
Total	$1,974	$955	$612	$9	$1,167	$2,743
(a)    Reported in nuclear decommissioning fund and other investments on the consolidated balance sheets, which also includes $214 million of equity method investments and $126 million of rabbi trust assets and miscellaneous investments.

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
Contractual maturity dates of debt securities in the nuclear decommissioning fund as of Sept. 30, 2022:

	Final Contractual Maturity
(Millions of Dollars)	Due in 1 year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 years	Total
Debt securities	$5	$190	$227	$198	$620
Rabbi Trusts
Xcel Energy has established rabbi trusts to provide partial funding for future distributions of its supplemental executive retirement plan and deferred compensation plan.
Cost and fair value of assets held in rabbi trusts:

	Sept. 30, 2022
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trusts (a)
Cash equivalents	$1	$1	$—	$—	$1
Mutual funds	75	73	—	—	73
Total	$76	$74	$—	$—	$74

	Dec. 31, 2021
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trusts (a)
Cash equivalents	$20	$20	$—	$—	$20
Mutual funds	75	89	—	—	89
Total	$95	$109	$—	$—	$109
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
As of Sept. 30, 2022, accumulated other comprehensive loss related to interest rate derivatives included $2 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of Sept. 30, 2022, Xcel Energy had no unsettled interest rate derivatives.
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
Gross notional amounts of commodity forwards, options and FTRs:

(Amounts in Millions) (a)(b)	Sept. 30, 2022	Dec. 31, 2021
Megawatt hours of electricity	82	80
Million British thermal units of natural gas	151	156
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

As of Sept. 30, 2022, five of Xcel Energy’s ten most significant counterparties for these activities, comprising $86 million, or 30%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings. Three of the ten most significant counterparties, comprising $61 million, or 22%, of this credit exposure, were not rated by these external ratings agencies, but based on Xcel Energy’s internal analysis, had credit quality consistent with investment grade. Two of these significant counterparties, comprising $68 million, or 24%, of this credit exposure, had credit quality less than investment grade, based on internal analysis. Six of these significant counterparties are municipal or cooperative electric entities, RTOs or other utilities.
Impact of Derivative Activity —

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities
Three Months Ended Sept. 30, 2022
Other derivative instruments:
Electric commodity	$—	$6
Natural gas commodity	—	(6)
Total	$—	$—

Nine Months Ended Sept. 30, 2022
Derivatives designated as cash flow hedges:
Interest rate	$21	$—
Total	$21	$—
Other derivative instruments:
Electric commodity	$—	$106
Natural gas commodity	—	(3)
Total	$—	$103

Three Months Ended Sept. 30, 2021
Derivatives designated as cash flow hedges:
Interest rate	$4	$—
Total	$4	$—
Other derivative instruments:
Electric commodity	$—	$5
Natural gas commodity	—	57
Total	$—	$62

Nine Months Ended Sept. 30, 2021
Derivatives designated as cash flow hedges:
Interest rate	$5	$—
Total	$5	$—
Other derivative instruments:
Electric commodity	$—	$18
Natural gas commodity	—	57
Total	$—	$75

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Three Months Ended Sept. 30, 2022
Derivatives designated as cash flow hedges:
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments:
Commodity trading	$—		$—		$13	(b)
Electric commodity	—		6	(c)	—
Total	$—		$6		$13

Nine Months Ended Sept. 30, 2022
Derivatives designated as cash flow hedges:
Interest rate	$5	(a)	$—		$—
Total	$5		$—		$—
Other derivative instruments:
Commodity trading	$—		$—		$21	(b)
Electric commodity	—		(31)	(c)	—
Natural gas commodity	—		4	(d)	(17)	(d)(e)
Total	$—		$(27)		$4

Three Months Ended Sept. 30, 2021
Derivatives designated as cash flow hedges:
Interest rate	$2	(a)	$—		$—
Total	$2		$—		$—
Other derivative instruments:
Commodity trading	$—		$—		$1	(b)
Electric commodity	—		3	(c)	—
Total	$—		$3		$1

Nine Months Ended Sept. 30, 2021
Derivatives designated as cash flow hedges:
Interest rate	$7	(a)	$—		$—
Total	$7		$—		$—
Other derivative instruments:
Commodity trading	$—		$—		$49	(b)
Electric commodity	—		(26)	(c)	—
Natural gas commodity	—		8	(d)	(10)	(d)(e)
Total	$—		$(18)		$39
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

Credit Related Contingent Features — Contract provisions for derivative instruments that the utility subsidiaries enter, including those accounted for as normal purchase-normal sale contracts and therefore not reflected on the consolidated balance sheets, may require the posting of collateral or settlement of the contracts for various reasons, including if the applicable utility subsidiary’s credit ratings are downgraded below its investment grade credit rating by any of the major credit rating agencies. At Sept. 30, 2022 and Dec. 31, 2021, there were $5 million and $3 million, respectively, of derivative liabilities with such underlying contract provisions. Certain contracts also contain cross default provisions that may require the posting of collateral or settlement of the contracts if there was a failure under other financing arrangements related to payment terms or other covenants. As of Sept. 30, 2022 and Dec. 31, 2021, there were approximately $90 million and $64 million, respectively, of derivative liabilities with such underlying contract provisions.
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
Recurring Fair Value Measurements — Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	Sept. 30, 2022						Dec. 31, 2021
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$53	$184	$47	$284	$(211)	$73	$22	$137	$21	$180	$(134)	$46
Electric commodity (b)	—	—	358	358	(4)	354	—	—	57	57	(1)	56
Natural gas commodity	—	26	—	26	—	26	—	18	—	18	—	18
Total current derivative assets	$53	$210	$405	$668	$(215)	453	$22	$155	$78	$255	$(135)	120
PPAs (c)						3						3
Current derivative instruments						$456						$123
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$50	$64	$92	$206	$(120)	$86	$16	$63	$89	$168	$(107)	$61
Total noncurrent derivative assets	$50	$64	$92	$206	$(120)	86	$16	$63	$89	$168	$(107)	61
PPAs (c)						4						6
Noncurrent derivative instruments						$90						$67

	Sept. 30, 2022						Dec. 31, 2021
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Other derivative instruments:
Commodity trading	$44	$223	$23	$290	$(219)	$71	$19	$148	$20	$187	$(143)	$44
Electric commodity (b)	—	—	4	4	(4)	—	—	—	1	1	(1)	—
Natural gas commodity	—	12	—	12	—	12	—	8	—	8	—	8
Total current derivative liabilities	$44	$235	$27	$306	$(223)	83	$19	$156	$21	$196	$(144)	52
PPAs (c)						17						17
Current derivative instruments						$100						$69
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$59	$86	$68	$213	$(132)	$81	$18	$48	$127	$193	$(128)	$65
Total noncurrent derivative liabilities	$59	$86	$68	$213	$(132)	81	$18	$48	$127	$193	$(128)	65
PPAs (c)						33						40
Noncurrent derivative instruments						$114						$105
(a)Xcel Energy nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement. At Sept. 30, 2022 and Dec. 31, 2021, derivatives include $2 million and no obligations to return cash collateral, respectively. At Sept. 30, 2022 and Dec. 31, 2021, derivative assets and liabilities include rights to reclaim cash collateral of $22 million and $30 million, respectively. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)Amounts relate to FTR instruments administered by MISO and SPP (annual auctions occurring in the second quarter). These instruments are utilized/intended to offset the impacts of transmission system congestion. Higher congestion costs have led to an increase in the fair value of FTRs. Due to regulatory recovery, fair values for FTRs are offset/deferred as a regulatory asset or liability and do not have a material impact on net income.
(c)During 2006, Xcel Energy qualified these contracts under the normal purchase exception. Based on this qualification, contracts are no longer adjusted to fair value and the previous carrying value of these contracts is being amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Changes in Level 3 commodity derivatives:

	Three Months Ended Sept. 30
(Millions of Dollars)	2022	2021
Balance at July 1	$485	$71
Purchases / Issuances (a)	4	2
Settlements (a)	(106)	(53)
Net transactions recorded during the period:
Gains recognized in earnings (b)	16	12
Net gains recognized as regulatory assets and liabilities (a)	3	27
Balance at Sept. 30	$402	$59

	Nine Months Ended Sept. 30
(Millions of Dollars)	2022	2021
Balance at Jan. 1	$19	$(49)
Purchases / Issuances (a)	398	65
Settlements (a)	(286)	(101)
Net transactions recorded during the period:
Gains recognized in earnings (b)	136	59
Net gains recognized as regulatory assets and liabilities (a)	135	85
Balance at Sept. 30	$402	$59
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
Xcel Energy recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the nine months ended Sept. 30, 2022 and 2021.
Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	Sept. 30, 2022		Dec. 31, 2021
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$23,960	$20,560	$22,380	$25,232
Fair value of Xcel Energy’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Sept. 30, 2022 and Dec. 31, 2021 and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

9. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended Sept. 30
	2022	2021	2022	2021
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$24	$26	$—	$—
Interest cost (a)	28	26	3	4
Expected return on plan assets (a)	(52)	(52)	(4)	(4)
Amortization of prior service credit (a)	—	—	(2)	(2)
Amortization of net loss (a)	19	27	1	1
Settlement charge (b)	55	39	—	—
Net periodic benefit cost (credit)	74	66	(2)	(1)
Effects of regulation	(37)	(31)	1	1
Net benefit cost (credit) recognized for financial reporting	$37	$35	$(1)	$—

	Nine Months Ended Sept. 30
	2022	2021	2022	2021
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$73	$78	$1	$1
Interest cost (a)	83	78	11	11
Expected return on plan assets (a)	(156)	(155)	(13)	(13)
Amortization of prior service credit (a)	(1)	(1)	(5)	(6)
Amortization of net loss (a)	56	81	2	4
Settlement charge (b)	54	39	—	—
Net periodic benefit cost (credit)	109	120	(4)	(3)
Effects of regulation	(30)	(32)	2	2
Net benefit cost (credit) recognized for financial reporting	$79	$88	$(2)	$(1)

(a)The components of net periodic cost other than the service cost component are included in the line item “Other income, net” in the consolidated statements of income or capitalized on the consolidated balance sheets as a regulatory asset.
(b)A settlement charge is required when the amount of all lump-sum distributions during the year is greater than the sum of the service and interest cost components of the annual net periodic pension cost. In the third quarter of 2022 and 2021, as a result of lump-sum distributions during the 2022 and 2021 plan years, Xcel Energy recorded pension settlement charges of $55 million and $39 million, respectively, the majority of which were not recognized in earnings due to the effects of regulation. A total of $7 million and $4 million of those amounts were recorded in other expense in the third quarter of 2022 and 2021, respectively.
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
In April 2022, CORE filed a supplement to include the January 2022 outage. It claims additional undisclosed damages arising from this event. PSCo continues to believe CORE's claims are without merit.
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
The FERC subsequently issued various related orders (including Opinion Nos. 569, 569A and 569B) related to ROE methodology/calculations and timing. NSP-Minnesota has processed refunds to customers for applicable complaint periods based on the ROE in the most recent applicable opinions.
The MISO TOs and various other parties have filed petitions for review of the FERC’s most recent applicable opinions at the D.C. Circuit. In August 2022, the D.C. Circuit ruled that FERC had not adequately supported its conclusions, vacated FERC’s related orders, and remanded the issue back to FERC for further proceedings, which remain pending.
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
Contract Termination — SPS and LP&L have a 25-year, 170 MW partial requirements contract. In May 2021, SPS and LP&L finalized a settlement which would terminate the contract upon LP&L’s move from the SPP to the Electric Reliability Council of Texas (expected in 2023). The settlement agreement requires LP&L to pay SPS $78 million, to the benefit of SPS’ remaining customers. LP&L would remain obligated to pay for SPP transmission charges associated with LP&L’s load in SPP. The agreement is subject to approval by the PUCT and FERC. Approval steps are in process, but approval timing from the PUCT is uncertain.
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
Environmental Requirements — Water and Waste
Coal Ash Regulation — Xcel Energy’s operations are subject to federal and state regulations that impose requirements for handling, storage, treatment and disposal of solid waste. Under the CCR Rule, utilities are required to complete groundwater sampling around their applicable landfills and surface impoundments as well as perform corrective actions where offsite groundwater has been impacted.
As of Sept. 30, 2022, Xcel Energy had eight regulated ash units in operation.
PSCo is currently exploring an agreement with a third party that would excavate and process ash for beneficial use (at two sites) at a cost of approximately $43 million. An estimated liability has been recorded and amounts are expected to be fully recoverable through regulatory mechanisms.
Investigation and feasibility studies for additional corrective action related to offsite groundwater are ongoing (at two sites). While the results are uncertain, additional costs are estimated to be up to $35 million. An estimated liability has been recorded for the portion of these actions that are estimable, and are expected to be fully recoverable through regulatory mechanisms.
Federal Clean Water Act Section 316(b) — The Federal Clean Water Act requires the EPA to regulate cooling water intake structures to assure they reflect the best technology available for minimizing impingement and entrainment of aquatic species. Estimated capital expenditures of approximately $40 million may be required to comply with the requirements. Xcel Energy anticipates these costs will be recoverable through regulatory mechanisms.
Environmental Requirements — Air
Reasonable Progress Rule: In 2016, the EPA adopted a final rule establishing a federal implementation plan for reasonable further progress under the regional haze program for the state of Texas. The rule imposes sulfur dioxide emission limitations which would require the installation of dry scrubbers on Tolk Units 1 and 2; compliance would have been required by February 2021. SPS appealed the EPA’s decision and obtained a stay of the final rule.
In 2017, the Fifth Circuit remanded the rule to the EPA for reconsideration (leaving the stay in effect). In a future rulemaking, the EPA may address whether further sulfur dioxide emission reductions are necessary.
Leases
Xcel Energy evaluates contracts that may contain leases, including PPAs and arrangements for the use of office space and other facilities, vehicles and equipment. A contract contains a lease if it conveys the exclusive right to control the use of a specific asset.
Components of lease expense:

	Three Months Ended Sept. 30
(Millions of Dollars)	2022	2021
Operating leases
PPA capacity payments	$59	$56
Other operating leases (a)	8	2
Total operating lease expense (b)	$67	$58
Finance leases
Amortization of ROU assets	$1	$2
Interest expense on lease liability	4	4
Total finance lease expense	$5	$6
(a)Includes short-term lease expense of $1 million for 2022 and 2021.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.

	Nine Months Ended Sept. 30
(Millions of Dollars)	2022	2021
Operating leases
PPA capacity payments	$182	$170
Other operating leases (a)	28	19
Total operating lease expense (b)	$210	$189
Finance leases
Amortization of ROU assets	$3	$6
Interest expense on lease liability	12	12
Total finance lease expense	$15	$18
(a)Includes short-term lease expense of $4 million for 2022 and 2021.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.

Commitments under operating and finance leases as of Sept. 30, 2022:

(Millions of Dollars)	PPA Operating Leases	Other Operating Leases	Total Operating Leases	Finance Leases (a)
Total minimum obligation	$1,246	$166	$1,412	$239
Interest component of obligation	(174)	(30)	(204)	(169)
Present value of minimum obligation	$1,072	136	1,208	70
Less current portion			(211)	(4)
Noncurrent operating and finance lease liabilities			$997	$66
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
The utility subsidiaries had approximately 3,961 MW and 4,062 MW of capacity under long-term PPAs at Sept. 30, 2022 and Dec. 31, 2021, respectively, with entities that have been determined to be variable interest entities. Xcel Energy concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. The PPAs have expiration dates through 2041.
Other
Guarantees and Bond Indemnifications — Xcel Energy provides guarantees and bond indemnities, which guarantee payment or performance. Xcel Energy Inc.’s exposure is based upon the net liability under the agreements. Most of the guarantees and bond indemnities issued by Xcel Energy have a stated maximum amount.
As of Sept. 30, 2022 and Dec. 31, 2021, Xcel Energy had no assets held as collateral related to their guarantees, bond indemnities and indemnification agreements. Guarantees and bond indemnities issued and outstanding for Xcel Energy were approximately $62 million and $60 million at Sept. 30, 2022 and Dec. 31, 2021, respectively.
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

11. Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive loss, net of tax, for the three and nine months ended Sept. 30, 2022 and 2021:

	Three Months Ended Sept. 30, 2022			Three Months Ended Sept. 30, 2021
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at July 1	$(57)	$(46)	$(103)	$(80)	$(55)	$(135)
Other comprehensive gain before reclassifications	—	10	10	3	—	3
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (a)	1	—	1	2	—	2
Amortization of net actuarial loss (b)	—	1	1	—	4	4
Net current period other comprehensive income	1	11	12	5	4	9
Accumulated other comprehensive loss at Sept. 30	$(56)	$(35)	$(91)	$(75)	$(51)	$(126)

	Nine Months Ended Sept. 30, 2022			Nine Months Ended Sept. 30, 2021
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(75)	$(48)	$(123)	$(85)	$(56)	$(141)
Other comprehensive gain before reclassifications	15	11	26	4	—	4
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (a)	4	—	4	6	—	6
Amortization of net actuarial loss (b)	—	2	2	—	5	5
Net current period other comprehensive income	19	13	32	10	5	15
Accumulated other comprehensive loss at Sept. 30	$(56)	$(35)	$(91)	$(75)	$(51)	$(126)
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
Xcel Energy had equity method investments of $214 million and $208 million as of Sept. 30, 2022 and Dec. 31, 2021, respectively, included in the natural gas utility and all other segments.
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
Xcel Energy’s segment information:

	Three Months Ended Sept. 30
(Millions of Dollars)	2022	2021
Regulated Electric
Total revenues	$3,699	$3,176
Net income	697	629
Regulated Natural Gas
Operating revenues	$357	$268
Intersegment revenue	1	1
Total revenues	$358	$269
Net (loss) income	(7)	10
All Other
Total revenues	$26	$23
Net loss	(41)	(30)
Consolidated Total
Total revenues	$4,083	$3,468
Reconciling eliminations	(1)	(1)
Total operating revenues	$4,082	$3,467
Net income	649	609

	Nine Months Ended Sept. 30
(Millions of Dollars)	2022	2021
Regulated Electric
Operating revenues	$9,255	$8,643
Intersegment revenue	1	1
Total revenues	$9,256	$8,644
Net income	1,312	1,202
Regulated Natural Gas
Operating revenues	$1,923	$1,364
Intersegment revenue	1	2
Total revenues	$1,924	$1,366
Net income	148	161
All Other
Total operating revenue	$79	$69
Net loss	(103)	(81)
Consolidated Total
Total revenues	$11,259	$10,079
Reconciling eliminations	(2)	(3)
Total operating revenues	$11,257	$10,076
Net income	1,357	1,282

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
Summarized diluted EPS for Xcel Energy:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
Diluted Earnings (Loss) Per Share	2022	2021	2022	2021
PSCo	$0.45	$0.40	$1.02	$0.96
NSP-Minnesota	0.49	0.46	0.94	0.91
SPS	0.25	0.25	0.52	0.48
NSP-Wisconsin	0.07	0.07	0.19	0.15
Earnings from equity method investments — WYCO	0.01	0.01	0.03	0.03
Regulated utility (a)	1.28	1.19	2.69	2.54
Xcel Energy Inc. and Other	(0.09)	(0.06)	(0.21)	(0.16)
Total (a)	$1.18	$1.13	$2.48	$2.38
(a)     Amounts may not add due to rounding.
Summary of Earnings
Xcel Energy — Xcel Energy’s GAAP third quarter diluted earnings were $1.18 per share in 2022 compared with $1.13 per share in 2021. The increase was driven by regulatory rate outcomes, partially offset by higher depreciation, interest charges and O&M expenses. Costs for natural gas sold and transported significantly increased in 2022 primarily due to supply and demand conditions. However, fluctuations in electric and natural gas revenues associated with changes in fuel and purchased power and/or natural gas sold and transported generally do not significantly impact earnings (changes in costs are offset by the related variation in revenues).
PSCo — Earnings increased $0.05 per share for the third quarter of 2022 and $0.06 year-to-date. Higher year-to-date earnings reflect regulatory rate outcomes, partially offset by increased depreciation and O&M expenses.
NSP-Minnesota — Earnings increased $0.03 per share for the third quarter of 2022 and year-to-date. The year-to-date increase is primarily due to regulatory rate outcomes, partially offset by increased depreciation, O&M expenses and a Winter Storm Uri cost disallowance.
SPS — Earnings were flat for the third quarter of 2022 and increased $0.04 per share year-to-date. Higher year-to-date earnings largely reflect regulatory rate outcomes, strong sales growth and favorable weather, partially offset by higher depreciation, O&M expenses and interest charges.
NSP-Wisconsin — Earnings were flat for the third quarter of 2022 and increased $0.04 per share year-to-date. The year-to-date increase is due to regulatory rate outcomes and sales growth, partially offset by higher depreciation and O&M expenses.
Xcel Energy Inc. and Other — Primarily includes financing costs at the holding company and earnings from Energy Impact Partners funds equity method investments. Earnings decreased $0.05 per share year-to-date, largely attributable to higher interest charges.

Changes in GAAP and Ongoing Diluted EPS
Components significantly contributing to changes in 2022 EPS compared to 2021:

Diluted Earnings (Loss) Per Share	Three Months Ended Sept. 30	Nine Months Ended Sept. 30
GAAP and ongoing diluted EPS — 2021	$1.13	$2.38

Components of change - 2022 vs. 2021
Higher electric revenues, net of electric fuel and purchased power	0.33	0.67
Lower effective tax rate (ETR) (a)	0.02	0.12
Higher natural gas revenues, net of cost of natural gas sold and transported	—	0.04
Higher depreciation and amortization	(0.10)	(0.30)
Higher O&M expenses	(0.06)	(0.10)
Higher interest charges	(0.04)	(0.10)
Higher taxes (other than income taxes)	(0.03)	(0.07)
Lower other (expense) income	(0.02)	(0.03)
Other, net	(0.05)	(0.13)
GAAP and ongoing diluted EPS — 2022	$1.18	$2.48
(a)Includes PTCs and plant regulatory amounts, which are primarily offset as a reduction to electric revenues.
Statement of Income Analysis
The following summarizes the items that affected the individual revenue and expense items reported in the consolidated statements of income.
Estimated Impact of Temperature Changes on Regulated Earnings —Unusually hot summers or cold winters increase electric and natural gas sales, while mild weather reduces electric and natural gas sales. The estimated impact of weather on earnings is based on the number of customers, temperature variances, the amount of natural gas or electricity historically used per degree of temperature and excludes any incremental related operating expenses that could result due to storm activity or vegetation management requirements. As a result, weather deviations from normal levels can affect Xcel Energy’s financial performance. However, decoupling mechanisms in Colorado and proposed sales true-up mechanisms in Minnesota predominately mitigate the positive and adverse impacts of weather for the electric utility in those jurisdictions.
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
Percentage increase (decrease) in normal and actual HDD, CDD and THI:

	Three Months Ended Sept. 30			Nine Months Ended Sept. 30
	2022 vs. Normal	2021 vs. Normal	2022 vs. 2021	2022 vs. Normal	2021 vs. Normal	2022 vs. 2021
HDD	(27.8)%	(50.5)%	36.0%	8.3%	0.1%	7.5%
CDD	23.0	18.1	13.0	24.7	11.7	17.8
THI	1.7	6.2	(4.2)	6.4	25.5	(14.4)
Weather — Estimated impact of temperature variations on EPS compared with normal weather conditions:

	Three Months Ended Sept. 30			Nine Months Ended Sept. 30
	2022 vs. Normal	2021 vs. Normal	2022 vs. 2021	2022 vs. Normal	2021 vs. Normal	2022 vs. 2021
Retail electric	$0.074	$0.067	$0.007	$0.123	$0.122	$0.001
Decoupling and sales true-up	(0.032)	(0.035)	0.003	(0.055)	(0.076)	0.021
Electric total	$0.042	$0.032	$0.010	$0.068	$0.046	$0.022
Firm natural gas	—	—	—	0.019	0.004	0.015
Total	$0.042	$0.032	$0.010	$0.087	$0.050	$0.037
Sales — Sales growth (decline) for actual and weather-normalized sales in 2022 compared to 2021:

	Three Months Ended Sept. 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Actual
Electric residential	(1.7)%	(2.7)%	7.8%	(0.1)%	(0.7)%
Electric C&I	(2.3)	0.2	7.2	3.7	1.6
Total retail electric sales	(2.0)	(0.8)	7.3	2.6	0.9
Firm natural gas sales	(1.6)	—	N/A	2.3	(0.9)

	Three Months Ended Sept. 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Weather-Normalized
Electric residential	(4.6)%	0.5%	3.3%	(0.1)%	(1.1)%
Electric C&I	(3.2)	0.4	6.4	3.5	1.2
Total retail electric sales	(3.7)	0.4	5.9	2.5	0.5
Firm natural gas sales	(1.5)	(2.2)	N/A	—	(1.6)

	Nine Months Ended Sept. 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Actual
Electric residential	(2.9)%	(1.4)%	4.9%	1.3%	(0.9)%
Electric C&I	(0.3)	2.3	9.6	3.6	3.6
Total retail electric sales	(1.2)	1.1	8.6	2.9	2.2
Firm natural gas sales	(3.4)	19.9	N/A	20.2	4.9

	Nine Months Ended Sept. 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Weather-Normalized
Electric residential	(3.7)%	0.6%	0.7%	0.6%	(1.0)%
Electric C&I	(0.5)	2.7	9.0	3.8	3.5
Total retail electric sales	(1.6)	2.0	7.4	2.8	2.2
Firm natural gas sales	(2.4)	6.0	N/A	7.4	0.9
Weather-normalized electric sales growth (decline) — year-to-date
•PSCo — Residential sales declined due to decreased use per customer, partially offset by a 1.1% increase in customers. C&I sales decline was attributable to decreased use per customer, primarily in the manufacturing sector (largely due to an alternative generation arrangement with a significant customer), partially offset by strong small C&I sales in the professional services and health care sectors.
•NSP-Minnesota — Residential sales growth reflects a 1.2% increase in customers, partially offset by decreased use per customer. Growth in C&I sales was primarily due to higher use per customer, particularly in the manufacturing, real estate and leasing, and food service sectors.
•SPS — Residential sales growth was primarily attributable to a 1.0% increase in customers, partially offset by a lower use per customer. C&I sales increased due to higher use per customer, primarily driven by the energy sector.
•NSP-Wisconsin — Residential sales growth was driven by a 0.7% increase in customers. C&I sales growth was primarily associated with higher use per customer, experienced primarily in the transportation and manufacturing sectors.
Weather-normalized natural gas sales growth (decline) — year-to-date
•Natural gas sales reflect a higher use per customer, experienced primarily in NSP-Minnesota and NSP-Wisconsin partially offset by a decrease in PSCo (lower residential use per customer). In addition, residential and C&I customer growth was 1.2% and 0.5%, respectively.
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
Electric revenues, fuel and purchased power and margin and explanation of the changes are listed as follows:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(Millions of Dollars)	2022	2021	2022	2021
Electric revenues	$3,699	$3,176	$9,255	$8,643
Electric fuel and purchased power	(1,497)	(1,210)	(3,772)	(3,643)
Electric margin	$2,202	$1,966	$5,483	$5,000

(Millions of Dollars)	Three Months Ended Sept. 30, 2022 vs. 2021	Nine Months Ended Sept. 30, 2022 vs. 2021
Regulatory rate outcomes (Minnesota, Colorado, Texas, New Mexico and Wisconsin)	$165	$361
Revenue recognition for the Texas rate case surcharge (a)	—	85
Sales and demand (b)	24	84
Non-fuel riders	8	48
Conservation and demand side management (offset in expenses)	9	31
Wholesale transmission (net)	19	25
Estimated impact of weather (net of decoupling/sales true-up)	7	16
PTCs flowed back to customers (offset by lower ETR)	(17)	(120)
Proprietary commodity trading, net of sharing (c)	(1)	(33)
Other (net)	22	(14)
Total increase	$236	$483
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
Natural gas revenues, cost of natural gas sold and transported and margin and explanation of the changes are listed as follows:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(Millions of Dollars)	2022	2021	2022	2021
Natural gas revenues	$357	$268	$1,923	$1,364
Cost of natural gas sold and transported	(173)	(86)	(1,134)	(603)
Natural gas margin	$184	$182	$789	$761

(Millions of Dollars)	Three Months Ended Sept. 30, 2022 vs. 2021	Nine Months Ended Sept. 30, 2022 vs. 2021
Regulatory rate outcomes (Minnesota, Wisconsin, North Dakota, Colorado)	$2	$16
Estimated impact of weather	—	11
Conservation revenue (offset in expenses)	2	9
Infrastructure and integrity riders	4	7
Winter Storm Uri disallowances	(7)	(20)
Other (net)	1	5
Total increase	$2	$28

Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses increased $43 million for the third quarter and $75 million year-to-date. O&M costs increased due to recognition of previously deferred amounts related to the 2021 Texas Electric Rate Case, additional investments in technology and customer programs, higher costs for storms and vegetation management and inflationary impacts. These increases were partially offset by a reduction in employee benefit costs and timing of certain power plant overhaul costs.

Depreciation and Amortization — Depreciation and amortization increased $70 million for the third quarter and $221 million year-to-date. The increase was primarily driven by normal system expansion, recognition of previously deferred costs related to the Texas Electric Rate Case and several wind farms going into service.
Other (Expense) Income — Other (expense) income decreased $12 million for the third quarter and $25 million year-to-date, largely related to rabbi trust performance, which is primarily offset in O&M expenses (employee benefit costs).
Interest Charges — Interest charges increased $33 million for the third quarter and $77 million year-to-date, largely due to higher interest rates and increased long-term debt levels to fund capital investments.
Income Taxes — Income tax expense increased $1 million for the third quarter and income tax benefit increased $63 million year-to-date. The year-to-date increase was primarily driven by an increase in wind PTCs due to greater production at existing wind farms, several new wind farms going into service and an increase in the PTC rate. Wind PTCs are credited to customers (recorded as a reduction to revenue) and do not have a material impact on net income.

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
NSP-Minnesota
Pending and Recently Concluded Regulatory Proceedings
2022 Minnesota Electric Rate Case — In October 2021, NSP-Minnesota filed a three-year electric rate case with the MPUC. The rate case is based on a requested ROE of 10.2%, a 52.5% equity ratio and forward test years.
The request is detailed as follows:

(Amounts in Millions, Except Percentages)	2022	2023	2024	Total
Annual rate increase requested	$396	$150	$131	$677
Increase percentage	12.2%	4.8%	4.2%	21.2%
Rate base	$10,931	$11,446	$11,918	N/A
In December 2021, the MPUC approved interim rates, subject to refund, of $247 million, effective Jan. 1, 2022. On Sept. 30, 2022, NSP-Minnesota requested an incremental increase to interim rates of $122 million, effective Jan. 1, 2023. On Oct. 21, 2022, intervening parties to the rate case filed comments recommending the MPUC deny NSP-Minnesota’s request. A MPUC decision is expected in late 2022.
In October 2022, nine parties filed testimony. The DOC, OAG, XLI, CUB and JSC were the only parties to quantify recommended financial adjustments. XLI recommended $112 million in proposed adjustments, based on reducing ROE, reducing recovery of incentive compensation and not including the prepaid pension asset in rate base. CUB recommended adjustments based on reducing ROE. Other parties provided specific issue recommendations.
Proposed DOC modifications to NSP-Minnesota’s request:

(Millions of Dollars)	2022	2023	2024
NSP-Minnesota’s filed base revenue request	$396	$546	$677

Recommended adjustments:
Rate base and rate of return (a)	(71)	(58)	(57)
MISO capacity credits	(55)	(94)	(94)
Monticello and wind farm life extension	(21)	(54)	(51)
PTC and ND ITC forecast	(28)	(40)	(43)
Property tax	(14)	(22)	(32)
Prepaid pension asset and liability	(13)	(21)	(32)
O&M expenses	(18)	(26)	(29)
Other, net	(48)	(57)	(65)

Total adjustments	(268)	(372)	(403)
Total proposed revenue change	$128	$174	$274
(a)Included in the rate base and rate of return adjustments is an annual proposed increase in the cost of debt.
Positions on NSP-Minnesota’s filed rate request:

Recommended Position	DOC	XLI	CUB	JSC
ROE	9.25%	9.17%	8.80-9.00%	9.06%
Equity	52.5%	N/A	N/A	N/A
Next steps in the procedural schedule are expected to be as follows:
•Rebuttal testimony: Nov. 8, 2022.
•Hearing: Dec. 13-16, 2022.
•ALJ Report: March 31, 2023.
•MPUC Order: June 30, 2023.

2022 Minnesota Natural Gas Rate Case — In November 2021, NSP-Minnesota filed a request with the MPUC for an annual natural gas rate increase of $36 million, or 6.6%. The filing is based on a 2022 forecast test year and includes a requested ROE of 10.5%, an equity ratio of 52.5% and a rate base of $934 million. In December 2021, the MPUC approved an interim rate increase of $25 million, subject to refund, effective Jan. 1, 2022.
In October 2022, NSP-Minnesota and various parties filed an uncontested settlement, which includes the following key terms:
•Base rate revenue increase of $21 million, with a true up to weather normalized actual sales for 2022.
•Revenue decoupling mechanism.
•Symmetrical property tax true-up.
•ROE of 9.57%.
•Equity ratio of 52.5%.
A hearing is scheduled for the fourth quarter of 2022 and a MPUC order is expected in the first half of 2023.
2021 North Dakota Natural Gas Rate Case — In September 2021, NSP-Minnesota filed a request with the NDPSC for a natural gas rate increase of $7 million, or 10.5%. The filing is based on a requested ROE of 10.5%, an equity ratio of 52.54%, a 2022 forecast test year and a rate base of $124 million. Interim rates of $7 million, subject to refund, were implemented on Nov. 1, 2021.
In May 2022, NSP-Minnesota and NDPSC Staff reached a natural gas settlement, which reflects a rate increase of $5 million, based on a 9.8% ROE and 52.54% equity ratio. A NDPSC decision is pending.
2022 South Dakota Electric Rate Case — In June 2022, NSP-Minnesota filed a South Dakota electric rate case (first since 2014) seeking a revenue increase of approximately $44 million. The filing is based on a 2021 historic test year adjusted for certain known and measurable changes for 2022 and 2023, a requested ROE of 10.75%, rate base of approximately $947 million and an equity ratio of 53%. Final rates are expected to be effective in the first quarter of 2023.
Wind Repowering — In January 2021, the MPUC approved NSP-Minnesota’s request for the repowering of 651 MW of owned wind projects. Two of the four repowering projects, where construction has not yet begun (in-service dates in 2025), now expect costs in excess of the original approval. While the capital costs have increased, the passage of the IRA and other changes result in a levelized cost of energy that is approximately 30% lower than the original approval. In October 2022, NSP-Minnesota filed a request with the MPUC seeking approval of the higher capital costs for these repowering projects.
Wind PPA Buyout — In July 2022, NSP-Minnesota requested approval from the MPUC for updated agreements with ALLETE Clean Energy to purchase the repowered 100 MW Northern Wind Facility and 22 MW Rock Aetna Facility. In October 2022, the MPUC approved NSP-Minnesota’s updated acquisition agreements, which included an increase in the purchase price. The price increase is more than offset by the passage of the IRA, resulting in greater savings for customers than the original approval.
2022 Minnesota Electric Vehicle Proposal — In August 2022, NSP-Minnesota filed a request with the MPUC for approval of approximately $320 million of capital investments (2022 through 2026) to support a public charging network, electric school bus pilot, and other expansions and modifications to its residential and commercial electric vehicle programs. A MPUC decision is expected in 2023.
Sherco Solar Proposal — In September 2022, the MPUC approved NSP-Minnesota’s proposal to add 460 MW of solar facilities at the Sherco site. The project is expected to cost approximately $690 million (two phases to be completed in 2024 and 2025). As a result of the IRA, the levelized cost of the project is expected to be approximately 30% lower than previously estimated.
2022 RES Electric Rider — In November 2021, NSP-Minnesota filed the RES Rider. In September 2022, the MPUC approved the requested amount of $264 million, which includes a true-up (2020 and 2021 riders) of $154 million and the 2022 requested amount of $110 million.
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
PSCo
Pending and Recently Concluded Regulatory Proceedings
Colorado Natural Gas Rate Case — In January 2022, PSCo filed a request with the CPUC seeking a net increase to retail natural gas rates of $107 million. The total change to base rates is $215 million, which reflects the transfer of $108 million previously recovered from customers through the pipeline system integrity adjustment rider. The request is based on a 10.25% ROE, an equity ratio of 55.66% and a 2022 current test year with a projected rate base of $3.6 billion. PSCo has requested a proposed effective date of Nov. 1, 2022.
Additionally, PSCo’s request includes step revenue increases of $40 million (effective Nov. 1, 2023) and $41 million (effective Nov. 1, 2024) related to continued capital investment.
In October 2022, the CPUC issued a written decision approving a rate increase net of rider roll-ins of $64 million. The decision reflects a stated WACC of 6.7%, a historic test year with a year-end rate base and $16 million of incremental depreciation expense. PSCo has the option to determine its ROE within a range of 9.2% to 9.5% and its equity ratio within a range of 52% to 55%, as long as it results in a WACC of 6.7%. PSCo anticipates using a ROE of 9.2% and an equity ratio of 53.8%. The CPUC denied the 2023-2024 step increases.

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
Colorado Resource Plan Settlement — In August 2022, the CPUC issued a written approval of a revised settlement, which will result in the further acceleration of the retirement of the Comanche Unit 3 coal plant, an expected carbon reduction of at least 85% and an 80% renewable mix by 2030. The CPUC deferred a decision on the method of cost recovery for the retiring coal units to a separate docket, which will consider accelerated depreciation, creation of regulatory assets and securitization. PSCo expects to commence the request for proposal process for generation resources and file a recovery method docket in the fourth quarter of 2022.
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
As of Sept. 30, 2022, PSCo has recognized a refund for Residential customers and a surcharge for small C&I customers based on 2020, 2021 and the first, second and third quarters of 2022 results.
In April 2022, PSCo made its annual filing. In May 2022, the UCA filed a protest raising issues relating to the Winter Storm Uri settlement and the soft cap components of the decoupling program. On May 25, 2022 the CPUC found merit in UCA’s protest, suspended PSCo’s advice letter and referred the matter to the ALJ. A hearing is expected to take place in the fourth quarter of 2022 and an ALJ recommendation is expected in the first quarter of 2023.
2019 Electric Rate Case Appeal — In August 2020, PSCo filed an appeal with the Denver District Court seeking a review of CPUC decisions on gains and losses on sales of assets and other items. In January 2022, the court issued its decision that the CPUC’s approach to gains and losses on certain sales of assets was legally erroneous and confiscatory to PSCo and set aside and remanded the issue for further consideration. In October 2022, the CPUC approved PSCo’s proposed methodology to allocate gains and losses.
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
Natural Gas Planning NOPR — In October 2021, the CPUC issued a NOPR to implement recent state legislation requiring natural gas utilities to develop clean heat plans as a means to meet state greenhouse gas emission reduction targets, as well as updated demand-side management criteria. Additionally, the proposed rules included new comprehensive natural gas infrastructure planning requirements and related CPCN application procedures, changes in natural gas line extension policy, and details on emission accounting related to clean heat plans. The CPUC staff will provide proposed rules in the fourth quarter of 2022.
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
In July 2022, SPS filed to surcharge the final under-recovered amount, estimated to be approximately $85 million, substantially offset by the recognition of previously deferred costs. The impact of the retroactive amounts is as follows:

(Millions of Dollars)	Nine Months Ended Sept. 30, 2022
Revenue surcharge accrual	$85
Depreciation and amortization	(43)
O&M expenses	(16)
Interest expense	(12)
Taxes other than income taxes	(10)
Fuel and purchased power	(2)

Other
Supply Chain
Xcel Energy’s ability to meet customer energy requirements, respond to storm-related disruptions and execute our capital expenditure program are dependent on maintaining an efficient supply chain. Manufacturing processes have experienced disruptions related to scarcity of certain raw materials and interruptions in production and shipping. For example, availability of certain types of transformers has been significantly impacted and in some cases may result in delays in new customer connections as we work to address the shortage. These disruptions have been further exacerbated by inflationary pressures, labor shortages and the impact of international conflicts/issues. Xcel Energy continues to monitor the situation as it remains fluid and seeks to mitigate the impacts by securing alternative suppliers, modifying design standards, and adjusting the timing of work.
Advanced Metering Infrastructure Implementation
Supply chain issues associated with semi-conductors have delayed the availability of advanced infrastructure electric meters, which has led to a reduced number of meters deployed in 2022. Impacts to the 2023 deployment schedule are currently being evaluated.
Solar Resources
In April 2022, the U.S. Department of Commerce initiated an anti-circumvention investigation that would subject CSPV solar panels and cells imported from Malaysia, Vietnam, Thailand, and Cambodia with potential incremental tariffs ranging from 50% to 250%. These countries account for more than 80% of CSPV panel imports.
Since that time, an interim stay on tariffs has been issued and many significant solar projects have resumed with modified costs and projected in-service dates, including the Sherco Solar facility in Minnesota which was recently approved by the MPUC and certain PPAs in PSCo which are pending regulatory approval.
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
Comanche Unit 3 Outage — In late January 2022, PSCo experienced an outage at the Comanche Unit 3 coal plant. The plant returned to service in June 2022. PSCo will not seek recovery of the $10 million of incremental replacement power costs incurred during the outage, which reflects a true-up to final incurred costs in the third quarter of 2022.
MISO Capacity Credits — The NSP System offered 1,500 MW of excess capacity into the MISO planning resource auction for June 2022 through May 2023. Due to a projected overall capacity shortfall in the MISO region, the 1,500 MWs offered cleared the auction at maximum pricing and is expected to generate revenues of approximately $90 million in 2022 and approximately $60 million in 2023. During the three and nine months ended Sept. 30, 2022, the NSP System received approximately $40 million and $50 million, respectively, of capacity credits. These amounts will primarily be used to mitigate customer rate increases or returned through earnings sharing or other mechanisms.
Inflation Reduction Act — In August 2022, the IRA was signed into law.
Key provisions impacting Xcel Energy include:
•Extends current PTC and ITC for renewable technologies (e.g., wind and solar).
•Restores full value of the PTC and ITC for qualifying facilities placed in-service after 2021.
•Creates a PTC for solar, clean hydrogen and nuclear.
•Establishes an ITC for energy storage, microgrids, interconnection facilities, etc.
•Allows companies to monetize or sell credits to unrelated parties.
Xcel Energy anticipates the IRA will drive approximately $500 million of customer savings over the next 5 years for existing company owned renewable projects, assuming appropriate regulatory mechanisms and development of a market for the sale of credits. The IRA will drive additional customer savings as Xcel Energy adds new renewable projects due to the extension of tax credits and transferability.
The IRA is expected to allow Xcel Energy to monetize tax credits more efficiently with the incremental benefits passed through to customers. Transferability provisions apply to eligible tax credits generated starting in 2023 for both new and existing facilities. Xcel Energy anticipates tax credit transferability from existing renewable projects will improve cash from operations by $1.8 billion (2023-2027), assuming constructive regulatory outcomes and the development of a market. Tax credit transferability has been included in our five-year financing plan and rate base projections.
The IRA creates a nuclear PTC beginning in 2024 that may also provide additional customer savings. The annual customer benefit from these PTCs could range from $0 to $200 million, depending on locational marginal pricing, as well as constructive U.S. Treasury guidance regarding computation of the credits.
In addition, the IRA created a new corporate AMT. Xcel Energy does not anticipate AMT having a material cash impact based on current estimates and our interpretation of AMT application.
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

Xcel Energy has received recovery approval from all of our impacted states except for Texas, which is pending. A summary of pending and recently approved regulatory requests for Winter Storm Uri cost recovery is listed below.

Utility Subsidiary	Jurisdiction	Regulatory Status
NSP-Minnesota	Minnesota
In 2021, the MPUC allowed recovery of $179 million of costs (with no financing charge) starting in September 2021, pending a prudency review. The C&I class ($82 million) will be recovered over 27 months and the residential class ($97 million) will be recovered over a 63-month recovery period.

In May 2022, the ALJs found the Winter Storm Uri fuel costs were prudently incurred and recommended no disallowances.

In August 2022, the MPUC approved recovery of Uri storm costs with a $19 million disallowance.

PSCo	Colorado	In May 2021, PSCo filed a request with the CPUC to recover $263 million in weather-related electric costs, $287 million in incremental natural gas costs and $4 million in incremental steam costs over 24 months with no financing charge.

In May 2022, an ALJ recommended full recovery of all costs with no cost disallowances. In July 2022, the CPUC approved a partial settlement providing full recovery of fuel costs with the exception of an $8 million disallowance.
SPS	Texas
In 2021, SPS filed to recover $88 million of Winter Storm Uri costs over 24 months, as part of the Texas fuel surcharge filing, with total under-recovered costs of $121 million.

In April 2022, interim rates designed to recover $121 million over 30 months were approved. The interim rate recovery does not address the prudence of costs nor the retention of approximately $10 million related to market sales during the event. These items will be reviewed through the triennial Fuel Reconciliation proceeding and are subject to a final PUCT decision.

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

A recommendation from the ALJ is expected in the fourth quarter of 2022 and a final decision is anticipated in the first quarter of 2023.

Environmental
Clean Air Act
In April 2022 the EPA proposed regulations under the "Good Neighbor" provisions of the Clean Air Act. The proposed rules establish an allowance trading program for NOx, potentially impacting Xcel Energy generating facilities in Minnesota, Texas and Wisconsin. Facilities without NOx controls will have to secure additional allowances, install NOx controls, or develop a strategy of operations that utilizes the existing allowance allocations. The EPA has indicated that it intends for the rule to be final by the end of 2022 with initial applicability for 2023. While the financial impacts of the proposed regulation are uncertain, Xcel Energy anticipates that costs will be recoverable through regulatory mechanisms.
CERCLA
PFAS are man-made chemicals that are widely used in consumer products and can persist and bio-accumulate in the environment. Xcel Energy does not manufacture PFAS but because PFAS are so ubiquitous in products and the environment, it may impact our operations. In September 2022, the EPA proposed to designate two types of PFAS as “hazardous substances” under the CERCLA, specifically perfluorooctanoic acid and perfluorooctanesulfonic acid. This proposed rule could result in new obligations for investigation and cleanup wherever PFAS are found to be present. The impact the proposed regulation may have on electric and gas utilities is currently uncertain.

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
Xcel Energy is exposed to the impact of adverse changes in price for energy and energy-related products, which is partially mitigated by the use of commodity derivatives. In addition to ongoing monitoring and maintaining credit policies intended to minimize overall credit risk, management takes steps to mitigate changes in credit and concentration risks associated with its derivatives and other contracts, including parental guarantees and requests of collateral. While we expect that the counterparties will perform under the contracts underlying our derivatives, the contracts expose us to some credit and non-performance risk.
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
Fair value of net commodity trading contracts as of Sept. 30, 2022:

	Futures / Forwards Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
NSP-Minnesota (a)	$(8)	$(11)	$(6)	$(3)	$(28)
NSP- Minnesota (b)	6	4	(1)	(2)	7
PSCo (a)	17	7	3	1	28
PSCo (b)	(50)	(21)	1	—	(70)
	$(35)	$(21)	$(3)	$(4)	$(63)

	Options Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
NSP-Minnesota (b)	$1	$—	$—	$14	$15
PSCo (b)	28	7	—	—	35
	$29	$7	$—	$14	$50
(a) Prices actively quoted or based on actively quoted prices.
(b) Prices based on models and other valuation methods.
Changes in the fair value of commodity trading contracts before the impacts of margin-sharing for the nine months ended Sept. 30:

(Millions of Dollars)	2022	2021
Fair value of commodity trading net contracts outstanding at Jan. 1	$(33)	$(54)
Contracts realized or settled during the period	(11)	(35)
Commodity trading contract additions and changes during the period	31	72
Fair value of commodity trading net contracts outstanding at Sept. 30	$(13)	$(17)
At Sept. 30, 2022, a 10% increase in market prices for commodity trading contracts through the forward curve would increase pre-tax income from continuing operations by approximately $9 million, whereas a 10% decrease would decrease pre-tax income from continuing operations by approximately $9 million. At Sept. 30, 2021, a 10% increase in market prices for commodity trading contracts would increase pre-tax income from continuing operations by approximately $23 million, whereas a 10% decrease would decrease pre-tax income from continuing operations by approximately $23 million. Market price movements can exceed 10% under abnormal circumstances.
The utility subsidiaries’ commodity trading operations measure the outstanding risk exposure to price changes on contracts and obligations that have been entered into, but not closed, using an industry standard methodology known as VaR. VaR expresses the potential change in fair value of the outstanding contracts and obligations over a particular period of time under normal market conditions.
The VaRs for the NSP-Minnesota and PSCo commodity trading operations, excluding both non-derivative transactions and derivative transactions designated as normal purchase, normal sales, calculated on a consolidated basis using a Monte Carlo simulation with a 95% confidence level and a one-day holding period, were as follows:

(Millions of Dollars)	Three Months Ended Sept. 30	Average	High	Low
2022	$0.9	$1.7	$3.0	$0.8
2021	1.9	1.5	2.2	0.9
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
At Sept. 30, 2022 and 2021, a 100-basis-point change in the benchmark rate on Xcel Energy’s variable rate debt would impact pre-tax interest expense annually by approximately $3 million and $18 million, respectively.
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
At Sept. 30, 2022, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $71 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $57 million. At Sept. 30, 2021, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $73 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $43 million.
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

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Operating Cash Flows

(Millions of Dollars)	Nine Months Ended Sept. 30
Cash provided by operating activities — 2021	$1,579

Components of change — 2022 vs. 2021
Higher net income	75
Non-cash transactions	159
Changes in working capital	(79)
Changes in net regulatory and other assets and liabilities	1,433
Cash provided by operating activities — 2022	$3,167
Net cash provided by operating activities increased $1,588 million for the nine months ended Sept. 30, 2022 compared with the prior year. The increase was primarily due to the net natural gas, fuel and purchased energy costs related to Winter Storm Uri (incurred/deferred) in the first quarter of 2021.
Investing Cash Flows

(Millions of Dollars)	Nine Months Ended Sept. 30
Cash used in investing activities — 2021	$(3,065)

Components of change — 2022 vs. 2021
Increased capital expenditures	(293)
Other investing activities	37
Cash used in investing activities — 2022	$(3,321)
Net cash used in investing activities increased $256 million for the nine months ended Sept. 30, 2022 compared with the prior year. The increase in capital expenditures was largely due to timing and normal/planned system expansion.
Financing Cash Flows

(Millions of Dollars)	Nine Months Ended Sept. 30
Cash provided by financing activities — 2021	$1,988

Components of change — 2022 vs. 2021
Higher net short-term debt repayments	(2,010)
Higher long-term debt issuances, net of repayments	43
Higher proceeds from issuance of common stock	143
Other financing activities	(59)
Cash provided by financing activities — 2022	$105
Net cash provided by financing activities decreased $1,883 million for the nine months ended Sept. 30, 2022 compared with the prior year. The decrease was primarily related to the amount/timing of debt issuances and repayments associated with Winter Storm Uri.
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
Short-Term Investments — Xcel Energy Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS maintain cash operating and short-term investment accounts.
Revolving Credit Facilities — Xcel Energy Inc., NSP-Minnesota, PSCo and SPS each have the right to request an extension of their revolving credit facility termination date for two additional one-year periods beyond the September 2027 termination date. NSP-Wisconsin has the right to request an extension of the revolving credit facility termination date for an additional one-year period. All extension requests are subject to majority bank group approval.
As of Oct. 25, 2022, Xcel Energy Inc. and its utility subsidiaries had the following committed credit facilities available to meet liquidity needs:

(Millions of Dollars)	Credit Facility (a)	Drawn (b)	Available	Cash	Liquidity
Xcel Energy Inc.	$1,500	$129	$1,371	$1	$1,372
PSCo	700	264	436	3	439
NSP-Minnesota	700	55	645	4	649
SPS	500	67	433	1	434
NSP-Wisconsin	150	—	150	3	153
Total	$3,550	$515	$3,035	$12	$3,047
(a)Credit facilities expire in September 2027.
(b)Includes outstanding commercial paper and letters of credit.
Bilateral Credit Agreement
In April 2022, NSP-Minnesota’s uncommitted $75 million bilateral credit agreement was renewed for an additional one-year term. The credit agreement is limited in use to support letters of credit.
As of Sept. 30, 2022, NSP-Minnesota had $50 million of outstanding letters of credit under the $75 million bilateral credit agreement.
Short-Term Debt — Xcel Energy Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS each have individual commercial paper programs. The authorized levels for these commercial paper programs are:
•$1.5 billion for Xcel Energy Inc.
•$700 million for PSCo.
•$700 million for NSP-Minnesota.
•$500 million for SPS.
•$150 million for NSP-Wisconsin.

Short-term debt outstanding for Xcel Energy was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2022	Year Ended Dec. 31, 2021
Borrowing limit	$3,550	$3,100
Amount outstanding at period end	158	1,005
Average amount outstanding	187	1,399
Maximum amount outstanding	329	2,054
Weighted average interest rate, computed on a daily basis	2.51%	0.57%
Weighted average interest rate at period end	3.40	0.31
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
Capital Expenditures — Base capital expenditures and incremental capital forecasts for Xcel Energy for 2023 through 2027 are as follows:

	Base Capital Forecast (Millions of Dollars)
By Regulated Utility	2023	2024	2025	2026	2027	2023 - 2027 Total
PSCo	$2,140	$2,440	$2,550	$1,980	$2,190	$11,300
NSP-Minnesota	2,000	2,400	2,530	2,200	2,580	11,710
SPS	710	780	720	770	900	3,880
NSP-Wisconsin	540	570	500	450	540	2,600
Other (a)	10	10	(30)	10	10	10
Total base capital expenditures	$5,400	$6,200	$6,270	$5,410	$6,220	$29,500
(a)Other category includes intercompany transfers for safe harbor wind turbines.

	Base Capital Forecast (Millions of Dollars)
By Function	2023	2024	2025	2026	2027	2023 - 2027 Total
Electric distribution	$1,610	$1,790	$1,680	$2,000	$2,450	$9,530
Electric transmission	1,280	1,650	1,890	1,690	1,900	8,410
Electric generation	710	910	900	560	650	3,730
Natural gas	740	730	760	650	680	3,560
Other	780	840	570	510	540	3,240
Renewables	280	280	470	—	—	1,030
Total base capital expenditures	$5,400	$6,200	$6,270	$5,410	$6,220	$29,500
The base plan does not include any potential renewable generation assets approved in our Minnesota and Colorado resource plans or additional transmission capital needed to integrate new renewable generation additions in Colorado, beyond the Pathway project. We expect further clarification in the second half of 2023 after the commissions rule on the recommended resource plan portfolios, which could result in incremental capital expenditures of approximately $2 to $4 billion (assuming 50% ownership of renewable projects).
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
Financing for Capital Expenditures through 2027 — Xcel Energy issues debt and equity securities to refinance retiring maturities, reduce short-term debt, fund capital programs, infuse equity in subsidiaries, fund asset acquisitions and for other general corporate purposes. Current estimated financing plans of Xcel Energy for 2023 through 2027 (includes the impact of approximately $1.8 billion of tax credit transferability):

(Millions of Dollars)
Funding Capital Expenditures
Cash from operations (a)	$20,540
New debt (b)	8,210
Equity through the DRIP and benefit program	425
Other equity	325
Base capital expenditures 2023-2027	$29,500

Maturing Debt	$3,800
(a)Net of dividends and pension funding.
(b)Reflects a combination of short and long-term debt; net of refinancing.
2022 Planned Financing Activity — During 2022, Xcel Energy plans to issue approximately $75 to $80 million of equity through the DRIP and benefit programs. In 2022, approximately $150 million of equity has been issued through an at-the-market program. Xcel Energy and its utility subsidiaries issued the following long-term debt:

Issuer	Security	Amount		Tenor	Coupon
Xcel Energy	Unsecured Senior Notes	$700	million	10 Year	4.60%
PSCo	First Mortgage Bonds	300	million	10 Year	4.10%
PSCo	First Mortgage Bonds	400	million	30 Year	4.50%
SPS	First Mortgage Bonds	200	million	30 Year	5.15%
NSP-Minnesota	First Mortgage Bonds	500	million	30 Year	4.50%
NSP-Wisconsin	First Mortgage Bonds	100	million	30 Year	4.86%
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

Earnings Guidance and Long-Term EPS and Dividend Growth Rate Objectives
Xcel Energy 2022 Earnings Guidance — Xcel Energy’s 2022 GAAP and ongoing earnings guidance is a narrowed range of $3.14 to $3.19 per share.(a)
Key assumptions as compared with 2021 levels unless noted:
•Constructive outcomes in all rate case and regulatory proceedings.
•Normal weather patterns for the remainder of the year.
•Weather-normalized retail electric sales are projected to increase ~2%.
•Weather-normalized retail firm natural gas sales are projected to increase ~1%.
•Capital rider revenue is projected to be relatively flat (net of PTCs). The reduction in capital rider revenue is due to changes in expected PTC levels and is largely earnings neutral.
•O&M expenses are projected to increase approximately 4%.
•Depreciation expense is projected to increase approximately $295 million to $305 million.
•Property taxes are projected to increase approximately $35 million to $45 million.
•Interest expense (net of AFUDC - debt) is projected to increase $100 million to $110 million.
•AFUDC - equity is projected to be relatively flat.
•ETR is projected to be ~(7%) to (9%).
Xcel Energy 2023 Earnings Guidance — Xcel Energy’s 2023 GAAP and ongoing earnings guidance is a range of $3.30 to $3.40 per share.(a)
Key assumptions as compared with 2022 projected levels unless noted:
•Constructive outcomes in all rate case and regulatory proceedings.
•Normal weather patterns for the year.
•Weather-normalized retail electric sales are projected to increase ~1%.
•Weather-normalized retail firm natural gas sales are projected to be relatively flat.
•Capital rider revenue is projected to increase $70 million to $80 million (net of PTCs).
•O&M expenses are projected to be relatively flat.
•Depreciation expense is projected to increase approximately $140 million to $150 million.
•Property taxes are projected to increase approximately $35 million to $45 million.
•Interest expense (net of AFUDC - debt) is projected to increase $110 million to $120 million.
•AFUDC - equity is projected to increase $0 million to $10 million.
•ETR is projected to be ~(5%) to (7%).
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

Long-Term EPS and Dividend Growth Rate Objectives — Xcel Energy expects to deliver an attractive total return to our shareholders through a combination of earnings growth and dividend yield, based on the following long-term objectives:
•     Deliver long-term annual EPS growth of 5% to 7% based off of a 2022 base of $3.15 per share, which represents the mid-point of the original 2022 guidance range of $3.10 to $3.20 per share.
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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchaser:
For the quarter ended Sept. 30, 2022, no equity securities that are registered by Xcel Energy Inc. pursuant to Section 12 of the Securities Exchange Act of 1934 were purchased by or on behalf of us or any of our affiliated purchasers.

ITEM 6 — EXHIBITS
* Indicates incorporation by reference

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation of Xcel Energy Inc., dated May 17, 2012	Xcel Energy Inc. Form 8-K dated May 16, 2012	3.01
3.02*	Bylaws of Xcel Energy Inc. as Amended on April 3, 2020	Xcel Energy Inc Form 8-K dated April 3, 2020	3.01
4.01*	Supplemental Indenture dated as of July 15, 2022 between Northern States Power Company and U.S. Bank Trust Company, National Association, as successor Trustee, creating 4.86% First Mortgage Bonds, Series due September 15, 2052	NSP-Wisconsin Form 8-K dated July 15, 2022	4.01
10.01*	Fourth Amended and Restated Credit Agreement, dated as of September 19, 2022, among Xcel Energy Inc., as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank PLC, as Syndication Agents, and Citibank, N.A., MUFG Bank Ltd. and Wells Fargo Bank, National Association, as Documentation Agents	Xcel Energy Inc. Form 8-K dated September 19, 2022	99.01
10.02*	Fourth Amended and Restated Credit Agreement, dated as of September 19, 2022, among Northern States Power Company, a Minnesota corporation, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank PLC, as Syndication Agents, and Citibank, N.A., MUFG Bank, Ltd. and Wells Fargo Bank, National Association as Documentation Agents	Xcel Energy Inc. Form 8-K dated September 19, 2022	99.02
10.03*	Fourth Amended and Restated Credit Agreement, dated as of September 19, 2022, among Public Service Company of Colorado, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank PLC, as Syndication Agents, and Citibank, N.A., MUFG Bank, Ltd. and Wells Fargo Bank, National Association, as Documentation Agents	Xcel Energy Inc. Form 8-K dated September 19, 2022	99.03
10.04*	Fourth Amended and Restated Credit Agreement, dated as of September 19, 2022, among Southwestern Public Service Company, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank PLC, as Syndication Agents, and Citibank, N.A., MUFG Bank, Ltd. and Wells Fargo Bank, National Association, as Documentation Agents	Xcel Energy Inc. Form 8-K dated September 19, 2022	99.04
10.05*	Fourth Amended and Restated Credit Agreement, dated as of September 19, 2022, among Northern States Power Company, a Wisconsin corporation, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank PLC, as Syndication Agents, and Citibank, N.A., MUFG Bank, Ltd. and Wells Fargo Bank, National Association, as Documentation Agents	Xcel Energy Inc. Form 8-K dated September 19, 2022	99.05
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XCEL ENERGY INC.

10/27/2022	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)