Form 10-K
period 2022-12-31
XCEL ENERGY INC
filed 2023-02-23
CIK 72903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022 or

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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☒ Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of June 30, 2022, the aggregate market value of the voting common stock held by non-affiliates of the Registrant was $38,692,119,433.
As of Feb. 16, 2023, there were 549,847,034 shares of common stock outstanding, $2.50 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for its 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1 — BUSINESS
Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
Capital Services	Capital Services, LLC
Eloigne	Eloigne Company
e prime	e prime inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
Operating companies	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Co.
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
WGI	WestGas InterState, Inc.
WYCO	WYCO Development, LLC
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
CPUC	Colorado Public Utilities Commission
DOC	Minnesota Department of Commerce
DOE	United States Department of Energy
DOT	United States Department of Transportation
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
MPCA	Minnesota Pollution Control Agency
MPUC	Minnesota Public Utilities Commission
NDPSC	North Dakota Public Service Commission
NERC	North American Electric Reliability Corporation
NMPRC	New Mexico Public Regulation Commission
NRC	Nuclear Regulatory Commission
PHMSA	Pipeline and Hazardous Materials Safety Administration
PSCW	Public Service Commission of Wisconsin
PUCT	Public Utility Commission of Texas
SDPUC	South Dakota Public Utility Commission
SEC	Securities and Exchange Commission
TCEQ	Texas Commission on Environmental Quality

Electric, Purchased Gas and Resource Adjustment Clauses
CIP	Conservation improvement program
DSM	Demand side management
ECA	Retail electric commodity adjustment
FCA	Fuel clause adjustment
GCA	Gas cost adjustment
GUIC	Gas utility infrastructure cost rider
RES	Renewable energy standard

Other
AFUDC	Allowance for funds used during construction
AMT	Alternative minimum tax
ALJ	Administrative Law Judge
ARO	Asset retirement obligation
ASC	Financial Accounting Standards Board Accounting Standards Codification
ATM	At-the-market
BART	Best available retrofit technology
C&I	Commercial and Industrial
CapX2020	Alliance of electric cooperatives, municipals and investor-owned utilities in the upper Midwest involved in a joint transmission line planning and construction effort
CCR	Coal combustion residuals

CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the EPA regulating the management, storage and disposal of CCRs as a nonhazardous waste
CDD	Cooling degree-days
CEO	Chief executive officer
CFO	Chief financial officer
CIG	Colorado Interstate Gas Company, LLC
CON	Certificate of Need
CSPV	Crystalline Silicon Photovoltaic
CWIP	Construction work in progress
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
DECON	Decommissioning method where radioactive contamination is removed and safely disposed of at a requisite facility or decontaminated to a permitted level
DRIP	Dividend Reinvestment Program
EEI	Edison Electric Institute
EIP	Energy Impact Partners
EMANI	European Mutual Association for Nuclear Insurance
EPS	Earnings per share
ETR	Effective tax rate
FTR	Financial transmission right
GAAP	Generally accepted accounting principles
GE	General Electric
GHG	Greenhouse gas
HDD	Heating degree-days
INPO	Institute of Nuclear Power Operations
IPP	Independent power producing entity
IRA	Inflation Reduction Act
ISO	Independent System Operator
ITC	Investment Tax Credit
LP&L	Lubbock Power & Light
MEC	Mankato Energy Center
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
Native load	Demand of retail and wholesale customers that a utility has an obligation to serve under statute or contract
NAV	Net asset value
NEIL	Nuclear Electric Insurance Ltd.
NOL	Net operating loss
NOPR	Notice of proposed rulemaking
NOx	Nitrogen Oxides
O&M	Operating and maintenance
OATT	Open Access Transmission Tariff
PFAS	Per- and PolyFluoroAlkyl Substances
PI	Prairie Island nuclear generating plant
Post-65	Post-Medicare
PPA	Purchased power agreement
Pre-65	Pre-Medicare
PTC	Production tax credit
REC	Renewable energy credit
RFP	Request for proposal
ROE	Return on equity
ROU	Right-of-use
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Global Ratings
SERP	Supplemental executive retirement plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool, Inc.
TCA	Transmission cost adjustment

TCJA	2017 federal tax reform enacted as Public Law No: 115-97, commonly referred to as the Tax Cuts and Jobs Act
THI	Temperature-humidity index
TO	Transmission owner
TSR	Total shareholder return
VaR	Value at Risk
VIE	Variable interest entity
WACC	Weighted Average Cost of Capital

Measurements
Bcf	Billion cubic feet
KV	Kilovolts
KWh	Kilowatt hours
MMBtu	Million British thermal units
MW	Megawatts
MWh	Megawatt hours

Where to Find More Information
Xcel Energy’s website address is www.xcelenergy.com. Xcel Energy makes available through its website, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC.
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

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to 2023 EPS guidance, long-term EPS and dividend growth rate objectives, future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, and expected impact on our results of operations, financial condition and cash flows of resettlement calculations and credit losses relating to certain energy transactions, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2022 (including risk factors listed from time to time by Xcel Energy Inc. in reports filed with the SEC, including “Risk Factors” in Item 1A of this Annual Report on Form 10-K), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: operational safety, including our nuclear generation facilities and other utility operations; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee work force and third-party contractor factors; violations of our Codes of Conduct; our ability to recover costs and our subsidiaries’ ability to recover costs from customers; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of Xcel Energy Inc. and its subsidiaries to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; our subsidiaries’ ability to make dividend payments; tax laws; uncertainty regarding epidemics, the duration and magnitude of business restrictions including shutdowns (domestically and globally), the potential impact on the workforce, including shortages of employees or third-party contractors due to quarantine policies, vaccination requirements or government restrictions, impacts on the transportation of goods and the generalized impact on the economy; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather events; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties; regulatory changes and/or limitations related to the use of natural gas as an energy source; challenging labor market conditions and our ability to attract and retain a qualified workforce; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets.

Overview
Xcel Energy (the “Company”) is a major U.S. regulated electric and natural gas delivery company headquartered in Minneapolis, Minnesota (incorporated in Minnesota in 1909). The Company serves customers in eight states, including portions of Colorado, Michigan, Minnesota, New Mexico, North Dakota, South Dakota, Texas and Wisconsin. Xcel Energy provides a comprehensive portfolio of energy-related products and services to approximately 3.8 million electric customers and 2.1 million natural gas customers through four utility subsidiaries (i.e., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS). Along with the utility subsidiaries, the transmission-only subsidiaries, WYCO (a joint venture formed with CIG to develop and lease natural gas pipelines, storage and compression facilities) and WGI (an interstate natural gas pipeline company) comprise the regulated utility operations. The Company’s nonregulated subsidiaries include Eloigne, Capital Services, Venture Holdings and Nicollet Project Holdings.

Subsidiary / Affiliate	Function
NSP-Minnesota	Electric & Gas
NSP-Wisconsin	Electric & Gas
PSCo	Electric & Gas
SPS	Electric
WGI	Interstate gas pipeline
WYCO	Gas storage and transportation
Other Subsidiaries	See Note 1 to the consolidated financial statements for further information

Utility Subsidiary Overview
Electric customers	3.8 million
Natural gas customers	2.1 million
Total assets	$61.1 billion
Electric generating capacity	20,897 MW
Natural gas storage capacity	53.5 Bcf
Electric transmission lines (conductor miles)	110,000 miles
Electric distribution lines (conductor miles)	213,000 miles
Natural gas transmission lines	2,200 miles
Natural gas distribution lines	37,000 miles

Service Territory

Strategy
Xcel Energy’s vision is to be the preferred and trusted provider of the energy our customers need. We will deliver on this vision while offering a competitive total return to shareholders. Our mission is to provide our customers with safe, clean, reliable energy services they want and value at a competitive price.
We execute on our vision and mission through three strategic priorities.

LEAD THE CLEAN ENERGY TRANSITION	ENHANCE THE CUSTOMER EXPERIENCE	KEEP BILLS LOW
Our employees are guided by our four corporate values: Connected, Committed, Safe, and Trustworthy.
Our values, culture and Code of Conduct serve as the foundation upon which Xcel Energy’s Board of Directors, employees, contractors and suppliers approach their work in delivering on our three strategic priorities.

Our sustainability and Environmental, Social and Governance commitments are summarized as follows:

Electricity (from 2005 levels)	Heating[1] (from 2020 levels)	Transportation[2] (from 2020 levels)
2030	80% LOWER carbon emissions	25% LOWER greenhouse gases	1 IN 5 vehicles are EVs in our states
2050	ZERO carbon emissions	NET-ZERO gas service	ZERO-CARBON FUEL accessible within 1 mile

≤ rate of inflation customer bill increases

Social impacts of coal closures mitigated

Workforce reflects our communities

70% less water consumption by 2030

Local communities supported

10% spend with diverse suppliers

(1)Spans natural gas supply, delivery and customer use.
(2)Includes the Xcel Energy fleet; zero-carbon fuel is electricity or other clean energy.
Deliver a Competitive Total Return to Investors
Successful strategy execution, along with our disciplined approach to growth, operations and management of environmental, social and governance issues, positions us to continue delivering a competitive TSR.
We have consistently achieved our financial objectives, meeting or exceeding our initial earnings guidance range for 18 consecutive years and delivering dividend growth for 19 consecutive years.
Over the past five years, GAAP earnings per share have grown by 7.1% annually and our annual dividend growth was 6.3%. Xcel Energy works to maintain senior secured debt credit ratings in the A range and senior unsecured debt credit ratings in the BBB+ to A range. Current ratings are consistent with this goal.
LEAD THE CLEAN ENERGY TRANSITION
For nearly two decades, Xcel Energy has proactively managed the risk of climate change and worked to meet increasing demand for cleaner energy.
Carbon-free Electricity by 2050
In 2018, Xcel Energy became the first U.S. utility to establish a carbon-free vision, targeting 100% carbon-free electricity by 2050 with an interim goal to reduce carbon emissions 80% by 2030 (from 2005 levels), including owned and purchased power. A lead author for the climate change scientific analysis issued by the Intergovernmental Panel on Climate Change confirmed that our vision aligns with science-based scenarios likely to limit global warming to 1.5 degrees Celsius from pre-industrial levels.
Goal includes owned and purchased power.
The pace of achieving a carbon-free vision is governed by reliability and customer affordability. Our approved resource plans outline a clear, transparent path for reducing carbon emissions 80% using current technologies, while maintaining customer bill increases at or below the rate of inflation. Moving from 80% carbon reduction to 100% carbon-free electricity will require new dispatchable technologies that are economically viable, as well as supportive public policy.
See Item 1A for risks and uncertainties related to strategic and sustainability goals and objectives.
Through 2022, we reduced carbon emissions from generation serving customers by an estimated 53% (from 2005 levels) and remain on track to achieve 80% carbon reduction by 2030.
Xcel Energy will be coal-free by year-end 2030, pending the approval of the proposed acceleration of the Tolk coal plant retirement to 2028. As we transition to clean energy, service reliability is a priority. Xcel Energy was ranked in the top quartile for customer reliability as determined in the 2022 Institute of Electrical and Electronics Engineers Annual Benchmarking Study.
Xcel Energy’s wind capacity is now over 11,000 MW, including nearly 4,500 MW of owned wind. Our fleet continues to demonstrate high wind availability with 2022 performance at approximately 97%, while saving customers over $3 billion in fuel related costs and PTCs since 2017.In 2022, Minnesota and Colorado commissions approved resource plans that will add nearly 10,000 MW of utility-scale renewable energy to our systems.
Beyond carbon emissions, we have significantly reduced other emissions and environmental impacts. Notable environmental improvements include:
*Reductions in water consumption are from owned and purchased electricity that serves our customers. All other reductions are from owned generating plants.
**Coal ash and water consumption data are as of 2021.
As we prepare for early coal plant retirements, employees are provided advanced notice and offered retraining and relocation opportunities. To date, we have been successful in avoiding lay offs associated with our early coal plant retirements. We also help foster economic development opportunities to offset community economic impacts associated with coal plant closures. Xcel Energy has a long track record of working with our communities on energy, climate and environmental initiatives that impact them and has publicly committed to furthering environmental justice.

Significant transmission expansion will also be required to enable the clean energy transition, and Xcel Energy is already investing towards its goals. For example, our $2 billion Pathway project in Colorado will provide over 560 miles of transmission lines and enable nearly 5,500 MW of new renewable energy. In addition, as part of MISO’s planned transmission expansion over the next decade, Xcel Energy has been awarded $1.2 billion of projects as part of Tranche 1.
Natural Gas Use in Buildings – Net Zero GHG by 2050
In 2021, we committed to reduce GHG emissions 25% by 2030 (from 2020 levels) and provide net-zero natural gas service by 2050 from the supply, distribution and end-use of natural gas. Similar to our electric plan, our vision to deliver gas service with net-zero emissions by 2050 aligns with science-based scenarios likely to limit warming by 1.5 C.
Our net-zero natural gas strategy includes:
•Working with suppliers to purchase only low emissions gas supply by 2030.
•Operating the cleanest possible system to achieve net-zero methane emissions on the system by 2030.
•Offering customer options that promote conservation, encourage electrification, where beneficial, and incorporate clean fuels such as hydrogen and renewable natural gas.
•Applying high quality carbon offsets through projects that remove emissions from other parts of the economy while providing additional environmental and social benefit.
Electrification of the Transportation Sector
In addition to transitioning our own generation fleet, we are helping to decarbonize other sectors, starting with transportation. We aim to enable one out of five vehicles in our service areas to be electric by 2030, representing a nearly $2 billion investment, 0.6% to 0.7% incremental annual retail sales growth and avoidance of roughly 5 million tons of CO2 emissions annually. By 2050, our vision is to run all vehicles in our service area with carbon-free electricity or other clean energy. We have launched new products and services across our service territories. In addition, we have an approved, transportation electrification plan in Colorado and comprehensive transportation plans in Minnesota and Wisconsin that are pending commission approval.
Innovation and Policy
Passage of the IRA is expected to reduce the cost of renewables for our customers, improve the competitiveness of our renewable projects and improve liquidity and credit metrics. The IRA is expected to reduce the cost of future wind projects by 50-60% and solar projects by 25-40% (levelized cost of energy basis). The IRA also lowers the costs of hydrogen production that could be used for generation and the natural gas system. Finally, the IRA is likely to provide customers additional benefits from PTCs for the generation of electricity from our nuclear fleet.
New and emerging technologies are foundational to fulfilling our strategic priorities. Advancement of economical, resilient and reliable zero-carbon 24/7 power technologies, as well as advanced storage and new low-carbon fuels, are needed to deliver on our clean energy goals by 2050.
We actively monitor and participate in emerging and advanced energy technologies through collaborations with researchers, technology developers, venture investors and others in our industry. We have several initiatives, pilots and demonstration projects underway that are advancing and testing the real-world applications of cutting-edge technologies. Our recently announced partnership with Form Energy to develop two 10 MW, 100-hour energy storage pilot projects is an example.
ENHANCE THE CUSTOMER EXPERIENCE
Xcel Energy has a comprehensive suite of renewable and conservation programs that provide customers with clean energy options and help keep their bills low. We are also transforming and expanding our electric grid to accommodate load growth, renewable energy and distributed energy resources. We are in the process of installing smart meters, which will deliver numerous customer and operational benefits, providing near-real-time communication, allowing customers to know how much energy they are using and what it will cost them. Along with the smart meters, customers will have new digital tools to make it easier to access their energy information, gain useful insights to better understand and manage their energy use and make smarter energy choices that lower their bills.
KEEP BILLS LOW
Customer affordability is critical to successful strategy execution. From 2013 - 2022, we have kept residential electric bill growth to 1.8% per year and below the rate of inflation. Residential gas bills were near flat, growing 0.3% per year from 2013 - 2021. Global pressures on natural gas prices increased customer natural gas bills in 2022. We pass the cost of natural gas directly to customers (without markup) through fuel clauses in most of our states, and higher gas prices affected the affordability of the service we provide.
We have taken several steps to address this concern:
•Low-income customers are eligible to receive assistance with their bills. In 2022, we set a company record for energy assistance outreach as 193,000 customers were connected to programs that provided $216 million in funding.
•Xcel Energy has invested more than $2 billion over the past decade in a comprehensive suite of electric and natural gas conservation programs.
•We also kept O&M expenses flat from 2014 through 2021. While O&M increased in 2022 due to global inflation pressures and other drivers, our goal is to reduce 2023 O&M expenses 2% from 2022 levels and keep them relatively flat thereafter.
•We continue to invest to reduce operating costs through ongoing process and technology improvements, including the use of drone technologies, automated work processes, artificial intelligence and continuous improvement methodologies.
•In addition, we are augmenting our One Xcel Energy Way program in 2023, which we expect to drive increased productivity and efficiency across all levels of the Company.
•As previously discussed, our geographic advantages in wind and solar also enable customer savings, which we call our “Steel for Fuel” strategy. High capacity factors, coupled with renewable tax credits and avoided fuel costs, enable Xcel Energy to add renewable energy while saving customers money.

REACHING OUR GOALS RESPONSIBLY
We instituted oversight of environmental performance by the Board of Directors beginning in 2000 and was among the first U.S. energy providers to tie carbon reduction to executive compensation over fifteen years ago.
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
STRENGTHEN OUR COMMUNITIES
We provide a fundamental service, powering communities with safe, reliable, affordable and increasingly clean energy.
For our local communities, we initiated 40 economic development projects in 2022, which are projected to create over $1.8 billion in capital investments and 2,900 jobs. Additionally, nearly 60% of our supply chain spend was local and we spent approximately $550 million with diverse suppliers.
Our employees served on more than 520 nonprofit organization or local community boards in 2022. The Xcel Energy Foundation contributed $4.4 million to 426 nonprofit organizations that support its three charitable giving focus areas: STEM Career Pathways, Environmental Sustainability, and Community Vitality.
The Foundation, Company, employees and retirees also contributed more than $5 million to local communities through Xcel Energy’s annual United Way Giving Campaign and nearly 3,000 volunteers participated in Xcel Energy’s annual Day of Service, supporting more than 100 nonprofit projects.
VALUE PEOPLE AND OPERATE WITH INTEGRITY
Champion Safety
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
Cultivate a Diverse, Best-in-Class Workforce
We aim to create an inclusive culture where employees are treated equitably, and diversity is not only accepted but celebrated. This starts with our Board of Directors.
The Board of Directors oversees our workforce strategy, including diversity and inclusion initiatives. In 2021, Xcel Energy added an incentive-based metric focused on diverse interview panels, executive sponsorship and employee feedback on inclusion in the workplace. A total of 70% of annual incentive pay was tied to safety, system reliability and diversity, equity and inclusion metrics.

Management continuously evaluates benefits to maintain a market-competitive, performance-based, shareholder-aligned total rewards package that supports our ability to attract, engage and retain a talented and diverse workforce, while reinforcing and rewarding strong performance.
We partner with educational and community organizations to attract and hire diverse employees who reflect the communities we serve and live our values. Xcel Energy had 11,982 full-time employees and workforce demographics as of December 2022 were as follows:

	Female	Ethnically Diverse
Board of Directors	33%	17%
CEO direct reports	33	22
Management	25	12
Employees	24	18
New hires	35	24
Interns (hired throughout 2022)	32	25
To help foster a culture of inclusivity, we offer leaders and employees training on microinequities and unconscious bias. The Company hosts 12 business resource groups to support employee interests and obtain diverse perspectives when solving challenges and achieving goals.
Xcel Energy also respects employees’ freedom of association and their right to collectively organize. As of Dec. 31, 2022, approximately 42% of our employees (5,087) were covered by collective bargaining agreements.
Employee turnover for 2022 and future projected retirement eligibility:

Employee Turnover		Retirement Eligibility
Bargaining	7%	Within next 5 years	24%
Non-Bargaining	15	Within next 10 years	35
Overall (a)	11
(a)24% of turnover was due to retirements.
We have publicly confirmed our commitment to the advancement and protection of human rights, consistent with U.S. human rights laws and the general principles in the International Labour Organization Conventions.
Annual Code of Conduct training is required for all employees and the Board of Directors.
We do not tolerate Code of Conduct violations or other unacceptable behaviors. We expect and offer employees multiple avenues to raise concerns or report wrong-doing and do not permit any retaliation.
Xcel Energy received the following recognitions in 2022:

HUMAN
RIGHTS
CAMPAIGN
FOUNDATION™

2022

BEST
PLACES TO WORK

for LGBTQ+ Equality

100% CORPORATE EQUALITY INDEX

2022

WORLD'S MOST ETHICAL COMPANIES®™

WWW.ETHISPHERE.COM

3-TIME HONOREE

Fortune	Human Rights Campaign	Ethisphere	GI Jobs
World’s Most Admired Companies	Best Places to Work for LGBTQ Equality	World’s Most Ethical Companies	Military Friendly Employer

Utility Subsidiaries

NSP-Minnesota

MINOT
GRAND FORKS
FARGO
BISMARCK
DICKINSON
DULUTH
BRAINERD
ST. CLOUD
DELANO
MINNEAPOLIS & ST. PAUL
RED WING
FARIBAULT
MANKATO
WINONA
PIERRE
SIOUX FALLS

Electric customers	1.5 million	NSP-Minnesota conducts business in Minnesota, North Dakota and South Dakota and has electric operations in all three states including the generation, purchase, transmission, distribution and sale of electricity. NSP-Minnesota and NSP-Wisconsin electric operations are managed on the NSP System. NSP-Minnesota also purchases, transports, distributes and sells natural gas to retail customers and transports customer-owned natural gas in Minnesota and North Dakota.
Natural gas customers	0.5 million
Total assets	$23.7 billion
Rate Base (estimated)	$15.1 billion
ROE (net income / average stockholder's equity)	8.76%
Electric generating capacity	8,949 MW
Gas storage capacity	17.1 Bcf
Electric transmission lines (conductor miles)	33,000 miles
Electric distribution lines (conductor miles)	82,000 miles
Natural gas transmission lines	78 miles
Natural gas distribution lines	11,000 miles

NSP-Wisconsin

Electric customers	0.3 million
NSP-Wisconsin conducts business in Wisconsin and Michigan and generates, transmits, distributes and sells electricity. NSP-Minnesota and NSP-Wisconsin electric operations are managed on the NSP System. NSP-Wisconsin also purchases, transports, distributes and sells natural gas to retail customers and transports customer-owned natural gas.

Natural gas customers	0.1 million
Total assets	$3.4 billion
Rate Base (estimated)	$2.1 billion
ROE (net income / average stockholder's equity)	10.57%
Electric generating capacity	548 MW
Gas storage capacity	4.3 Bcf
Electric transmission lines (conductor miles)	12,000 miles
Electric distribution lines (conductor miles)	28,000 miles
Natural gas transmission lines	3 miles
Natural gas distribution lines	3,000 miles

PSCo

25
FT. COLLINS
GREELEY
STERLING
ESTES PARK
BRUSH
76
BOULDER
VAIL
70
RIFLE
CARBONDALE
DENVER
LEADVILLE
70
GRAND JUNCTION
PUEBLO
25
ALAMOSA

Electric customers	1.6 million	PSCo conducts business in Colorado and generates, purchases, transmits, distributes and sells electricity. PSCo also purchases, transports, distributes and sells natural gas to retail customers and transports customer-owned natural gas.
Natural gas customers	1.5 million
Total assets	$23.6 billion
Rate Base (estimated)	$14.9 billion
ROE (net income / average stockholder's equity)	8.23%
Electric generating capacity	6,151 MW
Gas storage capacity	32.1 Bcf
Electric transmission lines (conductor miles)	25,000 miles
Electric distribution lines (conductor miles)	79,000 miles
Natural gas transmission lines	2,000 miles
Natural gas distribution lines	24,000 miles

SPS

SPS conducts business in Texas and New Mexico and generates, purchases, transmits, distributes and sells electricity.
Electric customers	0.4 million
Total assets	$9.7 billion
Rate Base (estimated)	$6.7 billion
ROE (net income / average stockholder's equity)	9.36%
Electric generating capacity	5,249 MW
Electric transmission lines (conductor miles)	41,000 miles
Electric distribution lines (conductor miles)	24,000 miles

Operations Overview
Utility operations are generally conducted as either electric or gas utilities in our four utility subsidiaries.

Electric Operations
Electric operations consist of energy supply, generation, transmission and distribution activities across all four operating companies. Xcel Energy had electric sales volume of 116,885 (millions of KWh), 3.8 million customers and electric revenues of $12,123 million for 2022.

Electric Operations (percentage of total)	Sales Volume	Number of Customers	Revenues
Residential	23%	86%	29%
C&I	55	12	48
Other	22	2	23
Retail Sales/Revenue Statistics (a)

	2022		2021
KWh sales per retail customer	24,285		23,968
Revenue per retail customer	$2,513		$2,405
Residential revenue per KWh	13.41	¢	12.94	¢
C&I revenue per KWh	9.02	¢	8.73	¢
Total retail revenue per KWh	10.35	¢	10.03	¢
(a) See Note 6 to the consolidated financial statements for further information.
Owned and Purchased Energy Generation — 2022
Electric Energy Sources
Total electric energy generation by source for the year ended Dec. 31:

Carbon-Free
Xcel Energy’s carbon-free energy portfolio includes wind, nuclear, hydroelectric, biomass and solar power from both owned generation facilities and PPAs. Carbon-free percentages will vary year-over-year based on system additions, commodity costs, weather, system demand and transmission constraints.
See Item 2 — Properties for further information.
Wind
Owned — Owned and operated wind farms with corresponding capacity:

Utility Subsidiary	2022		2021
	Wind Farms	Capacity (MW) (a)	Wind Farms	Capacity (MW) (b)
NSP System	16	2,352	14	2,031
PSCo	2	1,059	2	1,059
SPS	2	984	2	984
Total	20	4,395	18	4,074
(a) Summer 2022 net dependable capacity.
(b) Summer 2021 net dependable capacity.
PPAs — Number of PPAs with capacity range:

Utility Subsidiary	2022		2021
	PPAs	Range (MW)	PPAs	Range (MW)
NSP System	129	1 — 206	128	1 — 206
PSCo	17	23 — 301	17	23 — 301
SPS	17	1 — 250	17	1 — 250
Capacity — Wind capacity (MW) for owned wind farms and PPAs:

Utility Subsidiary	2022	2021
NSP System	4,515	3,997
PSCo	4,082	4,085
SPS	2,548	2,548
Average Cost (Owned) — Average cost per MWh of wind energy from owned generation:

Utility Subsidiary	2022	2021
NSP System	$18	$25
PSCo	11	17
SPS	13	17
Average Cost (PPAs) — Average cost per MWh of wind energy under existing PPAs:

Utility Subsidiary	2022	2021
NSP System	$37	$37
PSCo	38	35
SPS	27	27
Wind Development — Xcel Energy placed into service, repowered, or contracted for the following during 2022:

Project	Utility Subsidiary	Capacity (MW)
Dakota Range	NSP-Minnesota	298	(a)(b)
Nobles Repower	NSP-Minnesota	200	(a)(b)
Rock Aetna	NSP-Minnesota	20	(a)(b)
Various PPAs	Various	220	(c)
(a) Summer 2022 net dependable capacity.
(b) Values disclosed are the maximum generation levels. Capacity is attainable only when wind conditions are sufficiently available.
(c) Based on contracted capacity.
Xcel Energy currently has approximately 550 MW of owned wind under development or being repowered.

Project	Utility Subsidiary	Capacity (MW)	Estimated Completion
Northern Wind	NSP-Minnesota	100	2023	(a)
Grand Meadow Repower	NSP-Minnesota	100	2023
Border Winds Repower	NSP-Minnesota	150	2025
Pleasant Valley Repower	NSP-Minnesota	200	2025
(a)Placed in service in January 2023.
Solar
PPAs — Solar PPAs capacity by type:

Type	Utility Subsidiary	Capacity (MW)
Distributed Generation	NSP System	1,074
Utility-Scale	NSP System	269
Distributed Generation	PSCo	848
Utility-Scale	PSCo	732
Distributed Generation	SPS	20
Utility-Scale	SPS	192
Total		3,135
Average Cost (PPAs) — Average cost per MWh of solar energy under existing PPAs:

Utility Subsidiary	2022	2021
NSP System	$79	$90
PSCo	69	67
SPS	62	61
Solar Development — In September 2022, the MPUC approved NSP-Minnesota's proposal to add 460 MW of solar facilities at the Sherco site. The project is expected to cost approximately $690 million (two phases to be completed in 2024 and 2025). As a result of the IRA, the levelized cost of the project is expected to be approximately 30% lower than previously estimated.
PSCo placed approximately 200 MW of PPAs into service during 2022 and expects to place approximately 800 MW (including storage) of PPAs into service during 2023.
Nuclear
Xcel Energy has two nuclear plants with approximately 1,700 MW of total 2022 net summer dependable capacity that serve the NSP System. Our nuclear fleet has become one of the best performing and dependable in the nation, as rated by both the NRC and INPO. Xcel Energy secures contracts for uranium concentrates, uranium conversion, uranium enrichment and fuel fabrication to operate its nuclear plants. We use varying contract lengths as well as multiple producers for uranium concentrates, conversion services and enrichment services to minimize potential impacts caused by supply interruptions due to geographical and world political issues.
Nuclear Fuel Cost — Delivered cost per MMBtu of nuclear fuel consumed for owned electric generation and the percentage of total fuel requirements (nuclear, natural gas and coal):

Utility Subsidiary	Nuclear
NSP System	Cost	Percent
2022	$0.76	51%
2021	0.77	50

Other — Xcel Energy’s other carbon-free energy portfolio includes hydro from owned generating facilities.
See Item 2 — Properties for further information.
Fossil Fuel
Xcel Energy’s fossil fuel energy portfolio includes coal and natural gas power from both owned generating facilities and PPAs.
Coal
Xcel Energy owns and operates coal units with approximately 6,200 MW of total 2022 net summer dependable capacity, which provided 23% of Xcel Energy’s energy mix in 2022.
Xcel Energy has plans to retire all of its existing coal generation by the end of 2030. Approved early coal plant retirements:

Year	Utility Subsidiary	Plant Unit	Capacity (MW)
2023	NSP-Minnesota	Sherco 2	682
2024	SPS	Harrington (a)	1,018
2025	PSCo	Comanche 2	335
2025	PSCo	Craig 1	42	(b)
2025	PSCo	Pawnee (c)	505
2026	NSP-Minnesota	Sherco 1	680
2027	PSCo	Hayden 2	98	(b)
2028	PSCo	Hayden 1	135	(b)
2028	PSCo	Craig 2	40	(b)
2028	NSP-Minnesota	A.S. King	511
2030	NSP-Minnesota	Sherco 3	517	(b)
2030	PSCo	Comanche 3	500	(b)
2034	SPS	Tolk 1 (d)	532
2034	SPS	Tolk 2 (d)	535
(a)Reflects expected conversion from coal to natural gas following the TCEQ order that Harrington cease use of coal fuel by Jan. 1, 2025.
(b)Based on Xcel Energy’s ownership interest.
(c)Reflects conversion from coal to natural gas.
(d)Tolk Unit 1 and 2 are approved to be retired early in 2034. SPS proposed to retire both units in 2028 in the pending New Mexico and Texas rate cases.
Coal Fuel Cost — Delivered cost per MMBtu of coal consumed for owned electric generation and the percentage of fuel requirements (nuclear, natural gas and coal):

	Coal (a)
Utility Subsidiary	Cost	Percent
NSP System
2022	$2.27	37%
2021	1.95	34
PSCo
2022	1.48	55
2021	1.43	62
SPS
2022	2.37	59
2021	2.07	66
(a)    Includes refuse-derived fuel and wood for the NSP System.
Natural Gas
Xcel Energy has 23 natural gas plants with approximately 8,100 MW of total 2022 net summer dependable capacity, which provided 24% of Xcel Energy’s mix in 2022.
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
Natural Gas Cost — Delivered cost per MMBtu of natural gas consumed for owned electric generation and the percentage of total fuel requirements (nuclear, natural gas and coal):

	Natural Gas
Utility Subsidiary	Cost	Percent
NSP System
2022	$7.58	12%
2021 (a)	4.98	16
PSCo
2022	7.09	45
2021 (a)	8.38	38
SPS
2022	5.87	41
2021 (a)	6.72	34
(a)Reflective of Winter Storm Uri.
Capacity and Demand
Uninterrupted system peak demand and occurrence date:

	System Peak Demand (MW)
	2022		2021
NSP System	9,245	June 20	8,837	June 9
PSCo	6,821	Sept. 6	6,958	July 28
SPS	4,280	July 19	4,054	Aug. 9
Transmission
Transmission lines deliver electricity at high voltages and over long distances from power sources to transmission substations closer to customers. A strong transmission system ensures continued reliable and affordable service, ability to meet state and regional energy policy goals, and support for a diverse generation mix, including renewable energy. Xcel Energy owns approximately 110,000 conductor miles of transmission lines, serving 22,000 MW of customer load, across its service territory.
Between 2023 and 2028, Xcel Energy plans to build approximately 1,700 additional conductor miles of transmission lines, primarily as part of the MISO Tranche 1 and Colorado Power Pathway projects.
See Item 2 - Properties for further information.
Distribution
Distribution lines allow electricity to travel at lower voltages from substations directly to customers. Xcel Energy has a vast distribution network, owning and operating approximately 210,000 conductor miles of distribution lines across our eight-state service territory.
To continue providing reliable, affordable electric service and enable more flexibility for customers, we are working to digitize the distribution grid, while at the same time keeping it secure. Xcel Energy plans to invest approximately $1.7 billion implementing new network infrastructure, smart meters, advanced software, equipment sensors and related data analytics capabilities. As of Dec. 31, 2022, Xcel Energy had spent approximately $765 million on these investments.

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
See Item 2 - Properties for further information.

Natural Gas Operations
Natural gas operations consist of purchase, transportation and distribution of natural gas to end-use residential, C&I and transport customers in NSP-Minnesota, NSP-Wisconsin and PSCo. Xcel Energy had natural gas deliveries of 400,741 (thousands of MMBtu), 2.1 million customers and natural gas revenues of $3,080 million for 2022.

Natural Gas (percentage of total)	Deliveries	Number of Customers	Revenues
Residential	38%	92%	59%
C&I	24	8	32
Transportation and other	38	<1	9
Sales/Revenue Statistics (a)

	2022	2021
MMBtu sales per retail customer	116	114
Revenue per retail customer	$1,318	$917
Residential revenue per MMBtu	11.97	8.61
C&I revenue per MMBtu	10.45	7.20
Transportation and other revenue per MMBtu	1.16	1.20
(a)See Note 6 to the consolidated financial statements for further information.
Capability and Demand
Natural gas supply requirements are categorized as firm or interruptible (customers with an alternate energy supply).
Maximum daily output (firm and interruptible) and occurrence date:

	2022		2021
Utility Subsidiary	MMBtu	Date	MMBtu	Date (a)
NSP-Minnesota	867,385	Feb. 12	899,133	Feb. 11
NSP-Wisconsin	187,961	Jan. 6	167,656	Feb. 11
PSCo	2,243,552	Dec. 22	2,316,283	Feb. 14
(a)Reflective of Winter Storm Uri.
Natural Gas Supply and Cost
Xcel Energy seeks natural gas supply, transportation and storage alternatives to yield a diversified portfolio, which increases flexibility, decreases interruption, financial risks and customer rates. In addition, the utility subsidiaries conduct natural gas price hedging activities approved by their states’ commissions.
Average delivered cost per MMBtu of natural gas for regulated retail distribution:

Utility Subsidiary	2022	2021 (a)
NSP-Minnesota	$7.00	$7.48
NSP-Wisconsin	6.68	7.11
PSCo	6.33	6.06
(a)Reflective of Winter Storm Uri.
NSP-Minnesota, NSP-Wisconsin and PSCo have natural gas supply transportation and storage agreements that include obligations for purchase and/or delivery of specified volumes or to make payments in lieu of delivery.

General
General Economic Conditions
Economic conditions may have a material impact on Xcel Energy’s operating results. Management cannot predict the impact of fluctuating energy or commodity prices, pandemics, terrorist activity, war or the threat of war. We could experience a material impact to our results of operations, future growth or ability to raise capital resulting from a sustained general slowdown in economic growth or a significant increase in interest rates or inflation.
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
Xcel Energy Inc.’s utility subsidiaries have franchise agreements with cities subject to periodic renewal; however, a city could seek alternative means to access electric power or gas, such as municipalization. No municipalization activities are occurring presently.

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
However, it is not possible to determine what additional facilities or modifications to existing or planned facilities will be required as a result of changes to regulations, interpretations or enforcement policies or what effect future laws or regulations may have. We may be required to incur expenditures in the future for remediation of historic and current operating sites and other waste treatment, storage and disposal sites.
There are significant environmental regulations to encourage use of clean energy technologies and regulate emissions of GHGs. We have undertaken numerous initiatives to meet current requirements and prepare for potential future regulations, reduce GHG emissions and respond to state renewable and energy efficiency goals. Future environmental regulations may result in substantial costs.
Emerging Environmental Regulation
Clean Air Act — In April 2022, the EPA proposed regulations under the "Good Neighbor" provisions of the Clean Air Act. The proposed rules apply to Minnesota, Texas and Wisconsin. The proposal establishes an allowance trading program for NOx, potentially impacting Xcel Energy fossil fuel generating facilities. Under the proposed rule, facilities without NOx controls will have to secure additional allowances, install NOx controls, or develop a strategy of operations that utilizes the existing allowance allocations. The EPA has indicated that it intends for the rule to be final and applicable in the first half of 2023. While the financial impacts of the proposed regulation are uncertain and dependent on market forces, Xcel Energy anticipates that costs will be approximately $60 million annually and will be recoverable through regulatory mechanisms based on prior state commission practices.
In a June 2022 ruling, the United States Supreme Court held that an economy-wide approach to reducing greenhouse gas emissions from coal-fired power plants was not consistent with the Clean Air Act. Therefore, if the EPA proceeds with new rules, it cannot set a standard based on economy-wide generation shifting to other sources, such as renewable energy. It is anticipated that EPA will propose rules to limit GHG emissions from new and existing coal and natural gas-fired electric generating units in 2023. If any new rules require additional investment, Xcel Energy believes that the cost of these initiatives or replacement generation would be recoverable through rates based on prior state commission practices.
Coal Ash Regulation — In February 2023, the EPA entered into a Consent Decree, committing the agency to either issue new proposed rules by May 5, 2023, to regulate inactive CCR landfills under the CCR Rule for the first time, or to determine no such rules are necessary by that date. If proposed rules are issued in May, the EPA has committed to a May 2024 effective date for the new rules. Until proposed rules are issued, it is not certain what the impact will be on Xcel Energy, but we anticipate that additional inactive ash units could become regulated for the first time. It is also anticipated that the EPA may issue other CCR proposed rules in 2023 that further expand the scope of the CCR Rule.
Emerging Contaminants of Concern — PFAS are man-made chemicals that are widely used in consumer products and can persist and bio-accumulate in the environment. Xcel Energy does not manufacture PFAS but because PFAS are so ubiquitous in products and the environment, it may impact our operations. In September 2022, the EPA proposed to designate two types of PFAS as “hazardous substances” under the Comprehensive Environmental Response, Compensation, and Liability Act, specifically perfluorooctanoic acid and perfluorooctanesulfonic acid. This proposed rule could result in new obligations for investigation and cleanup wherever PFAS are found to be present. The impact the proposed regulation may have on electric and gas utilities is currently uncertain.
Environmental Costs
Environmental costs include amounts for nuclear plant decommissioning and payments for storage of spent nuclear fuel, disposal of hazardous materials and waste, remediation of contaminated sites, monitoring of discharges to the environment and compliance with laws and permits with respect to emissions.
Costs charged to operating expenses for nuclear decommissioning, spent nuclear fuel disposal, environmental monitoring and remediation and disposal of hazardous materials and waste and depreciation of previously incurred capital expenditures for environmental improvements were approximately:
•$365 million in 2022.
•$365 million in 2021.
•$400 million in 2020.
Average annual expense of approximately $430 million from 2023 – 2027 is estimated for similar costs. The precise timing and amount of environmental costs, including those for site remediation and disposal of hazardous materials, are unknown. Additionally, the extent to which environmental costs will be included in and recovered through rates may fluctuate.
Capital expenditures for environmental improvements were approximately:
•$20 million in 2022.
•$60 million in 2021.
•$30 million in 2020.
Certain previously collected nuclear storage costs for the federal nuclear waste program are reimbursed to customers by the federal government as a result of a settlement we pursued regarding the government’s failure to deliver a disposal program. Installments received are reimbursed to customers as approved by the MPUC and other state regulators.

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

Capital Spending and Financing
See Item 7 for discussion of capital expenditures and funding sources.

Information about our Executive Officers (a)
Name	Age (b)	Current and Recent Positions	Time in Position
Robert C. Frenzel	52	Chairman of the Board of Directors, Xcel Energy Inc.	December 2021 — Present
		President and Chief Executive Officer and Director, Xcel Energy Inc.	August 2021 — Present
		Chief Executive Officer, NSP-Minnesota, NSP-Wisconsin, PSCo, and SPS	August 2021 — Present
		President and Chief Operating Officer, Xcel Energy Inc.	March 2020 — August 2021
		Executive Vice President, Chief Financial Officer, Xcel Energy Inc.	May 2016 — March 2020
		Senior Vice President and Chief Financial Officer, Luminant, a subsidiary of Energy Future Holdings Corp. (c)	February 2012 — April 2016
Brett C. Carter	56	Executive Vice President, Group President, Utilities, and Chief Customer Officer, Xcel Energy Inc.	March 2022 — Present
		Executive Vice President and Chief Customer and Innovation Officer, Xcel Energy Inc.	May 2018 — March 2022
		Senior Vice President and Shared Services Executive, Bank of America, an institutional investment bank and financial services company	October 2015 — May 2018
Patricia Correa	49	Senior Vice President, Chief Human Resources Officer, Xcel Energy Inc.	February 2022 — Present
		Senior Vice President, Human Resources, Eaton Corporation, a power management company	July 2019 — January 2022
		Vice President, Human Resources, Eaton Corporation	March 2016 — July 2019
Timothy O’Connor	63	Executive Vice President, Chief Operations Officer, Xcel Energy Inc.	August 2021 — Present
		Executive Vice President, Chief Generation Officer, Xcel Energy Inc.	March 2020 — August 2021
		Senior Vice President, Chief Nuclear Officer, Xcel Energy Services Inc	February 2013 — March 2020
Frank Prager	60	Senior Vice President, Strategy, Security and External Affairs and Chief Sustainability Officer, Xcel Energy Inc.	March 2022 — Present
		Senior Vice President, Strategy, Planning and External Affairs, Xcel Energy Inc.	March 2020 — March 2022
		Vice President, Policy and Federal Affairs, Xcel Energy Services Inc.	January 2015 — March 2020
Amanda Rome	42	Executive Vice President, Chief Legal and Compliance Officer, Xcel Energy Inc.	June 2022 — Present
		Executive Vice President, General Counsel, Xcel Energy Inc.	June 2020 — June 2022
		Vice President and Deputy General Counsel, Xcel Energy Services Inc.	October 2019 — June 2020
		Managing Attorney, Xcel Energy Services Inc.	July 2018 — October 2019
		Rotational Position, Xcel Energy Services Inc.	January 2018 — July 2018
		Lead Assistant General Counsel, Xcel Energy Services Inc.	July 2015 — January 2018
Brian J. Van Abel	41	Executive Vice President, Chief Financial Officer, Xcel Energy Inc.	March 2020 — Present
		Senior Vice President, Finance and Corporate Development, Xcel Energy Services Inc.	September 2018 — March 2020
		Vice President, Treasurer, Xcel Energy Services Inc.	July 2015 — September 2018
(a) No family relationships exist between any of the executive officers or directors.
(b)Ages as of Feb. 23, 2023.
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
Management communicates regularly with the Board of Directors and key stakeholders regarding risk. Senior management presents and communicates a periodic risk assessment to the Board of Directors, providing information on the risks that management believes are material, including financial impact, timing, likelihood and mitigating factors. The Board of Directors regularly reviews management’s key risk assessments, which includes areas of existing and future macroeconomic, financial, operational, policy, environmental, safety and security risks.
The oversight, management and mitigation of risk is an integral and continuous part of the Board of Directors’ governance of Xcel Energy. The Board of Directors assigns oversight of critical risks to each of its four committees to confirm these risks are well understood and given appropriate focus.
The Audit Committee is responsible for reviewing the adequacy of the committees’ risk oversight and affirming appropriate aggregate oversight occurs. Committees regularly report on their oversight activities and certain risk issues may be brought to the full Board of Directors for consideration when deemed appropriate.
Emerging risks are considered and assigned as appropriate during the annual Board of Directors and committee evaluation process, resulting in updates to the committee charters and annual work plans. Additionally, the Board of Directors conducts an annual strategy session where Xcel Energy’s future plans and initiatives are reviewed.
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
•Failures in the availability, acquisition or transportation of fuel or other supplies.
•Impact of adverse weather conditions and natural disasters, including, tornadoes, icing events, floods and droughts.
•Performance below expected or contracted levels of output or efficiency.
•Availability of replacement equipment.
•Availability of adequate water resources and ability to satisfy water intake and discharge requirements.
•Availability or changes to wind patterns.
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
In addition, the long-term nature of both our planning processes and our asset lives are subject to risk. The electric utility sector is undergoing significant change (e.g., increases in energy efficiency, wider adoption of distributed generation and shifts away from fossil fuel generation to renewable generation). Customer adoption of these technologies and increased energy efficiency could result in excess transmission and generation resources, downward pressure on sales growth, and potentially stranded costs if we are not able to fully recover costs and investments.
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
We require inputs such as coal, natural gas, uranium and water to cool our facilities. Lack of availability of these resources could jeopardize long-term operations of our facilities or make them uneconomic to operate.
Our utilities are highly dependent on suppliers to deliver components in accordance with short and long-term project schedules.
Our products contain components that are globally sourced from suppliers who, in turn, source components from their suppliers. A shortage of key components in which an alternative supplier is not identified could significantly impact operations and project plans for Xcel Energy and our customers. Such impacts could include timing of projects, including potential for project cancellation. Failure to adhere to project budgets and timelines adversely impacts our results of operations, financial condition or cash flows.
We are subject to commodity risks and other risks associated with energy markets and energy production.
A significant increase in fuel costs could cause a decline in customer demand, adverse regulatory outcomes and an increase in bad debt expense which may have a material impact on our results of operations. Despite existing fuel cost recovery mechanisms in most of our states, higher fuel costs could significantly impact our results of operations if costs are not recovered. Delays in the timing of the collection of fuel cost recoveries could impact our cash flows and liquidity.
A significant disruption in supply could cause us to seek alternative supply services at potentially higher costs. Additionally, supply shortages may not be fully resolved, which negatively impacts our ability to provide services to our customers. Failure to provide service due to disruptions may also result in fines, penalties or cost disallowances through the regulatory process. Also, significantly higher energy or fuel costs relative to sales commitments negatively impacts our cash flows and results of operations.
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
Public perception often does not distinguish between pass through commodity costs and base rates. High commodity prices that are being passed through to customer bills could impact our ability to recover costs for other improvements and operations.
Due to the uncertainty involved in price movements and potential deviation from historical pricing, Xcel Energy is unable to fully assure that its risk management programs and procedures would be effective to protect against all significant adverse market deviations.
In addition, the Company cannot fully assure that its controls will be effective against all potential risks. If such programs and procedures are not effective, Xcel Energy’s results of operations, financial condition or cash flows could be materially impacted.

Failure to attract and retain a qualified workforce could have an adverse effect on operations.
The competition for talent has become increasingly prevalent, and we have experienced increased employee turnover due to the condition of the labor market. In addition, specialized knowledge and skills are required for many of our positions, which may pose additional difficulty for us as we work to recruit, retain and motivate employees in this climate.
Failure to hire and adequately train replacement employees, including the transfer of significant knowledge and expertise to new employees or future availability and cost of contract labor may adversely affect the ability to manage and operate our business. Inability to attract and retain these employees adversely impacts our results of operations, financial condition or cash flows.
Our operations use third-party contractors in addition to employees to perform periodic and ongoing work.
We rely on third-party contractors to perform operations, maintenance and construction work. Our contractual arrangements with these contractors typically include performance and safety standards, progress payments, insurance requirements and security for performance. Poor vendor performance or contractor unavailability could impact ongoing operations, restoration operations, regulatory recovery, our reputation and could introduce financial risk or risks of fines.
Our employees, directors, third-party contractors, or suppliers may violate or be perceived to violate our Codes of Conduct, which could have an adverse effect on our reputation.
We are exposed to risk of employee or third-party contractor fraud or misconduct. All employees and members of the Board of Directors are subject to comply with our Code of Conduct and are required to participate in annual training. Additionally, suppliers are subject to comply with our Supplier Code of Conduct.
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
The profitability of our utility operations is dependent on our ability to recover the costs of providing energy and utility services and earn a return on capital investment. Our rates are generally regulated and are based on an analysis of the utility’s costs incurred in a test year. The utility subsidiaries are subject to both future and historical test years depending upon the regulatory jurisdiction. Thus, the rates a utility is allowed to charge may or may not match its costs at any given time. Rate regulation is premised on providing an opportunity to earn a reasonable rate of return on invested capital.
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
Adverse regulatory rulings (including changes in recovery mechanisms) or the imposition of additional regulations could have an adverse impact on our results of operations and materially affect our ability to meet our financial obligations, including debt payments and the payment of dividends on common stock.

Any reductions in our credit ratings could increase our financing costs and the cost of maintaining certain contractual relationships.
We cannot be assured that our current credit ratings will remain in effect, or that a rating will not be lowered or withdrawn by a rating agency. Significant events including disallowance of costs, use of historic test years, elimination of riders or interim rates, increasing depreciation lives, lower returns on equity, changes to equity ratios and impacts of tax policy may impact our cash flows and credit metrics, potentially resulting in a change in our credit ratings. In addition, our credit ratings may change as a result of the differing methodologies or change in the methodologies used by the various rating agencies.
Any credit ratings downgrade could lead to higher borrowing costs or lower proceeds from equity issuances. It could also impact our ability to access capital markets. Also, our utility subsidiaries may enter into contracts that require posting of collateral or settlement if credit ratings fall below investment grade.
We are subject to capital market and interest rate risks.
Utility operations require significant capital investment. As a result, we frequently need to access capital markets. Any disruption in capital markets could have a material impact on our ability to fund our operations. Capital market disruption and financial market distress could prevent us from issuing commercial paper, issuing new securities or cause us to issue securities with unfavorable terms and conditions, such as higher interest rates or lower proceeds from equity issuances. Higher interest rates on short-term borrowings with variable interest rates could also have an adverse effect on our operating results.
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
We are subject to credit risks.
Credit risk includes the risk that our customers will not pay their bills, which may lead to a reduction in our liquidity and an increase in bad debt expense. Credit risk is comprised of numerous factors including the price of products and services provided, the economy and unemployment rates.
Credit risk also includes the risk that counterparties that owe us money or product will become insolvent and may breach their obligations. Should the counterparties fail to perform, we may be forced to enter into alternative arrangements. In that event, our financial results could be adversely affected and incur losses.
Xcel Energy may have direct credit exposure in our short-term wholesale and commodity trading activity to financial institutions trading for their own accounts or issuing collateral support on behalf of other counterparties. We may also have some indirect credit exposure due to participation in organized markets, (e.g., MISO, SPP, Electric Reliability Council of Texas and California Independent System Operator), in which any credit losses are socialized to all market participants.
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
Investments in our subsidiaries are our primary assets. Substantially all our operations are conducted by our subsidiaries. Consequently, our operating cash flow and ability to service our debt and pay dividends depends upon the operating cash flows of our subsidiaries and their payment of dividends.
Our subsidiaries are separate legal entities that have no obligation to pay any amounts due pursuant to our obligations or to make any funds available for dividends on our common stock. In addition, each subsidiary’s ability to pay dividends depends on statutory and/or contractual restrictions which may include requirements to maintain minimum levels of equity ratios, working capital or assets.
If the utility subsidiaries were to cease making dividend payments, our ability to pay dividends on our common stock or otherwise meet our financial obligations could be adversely affected. Our utility subsidiaries are regulated by state utility commissions, which possess broad powers to prioritize that the needs of the utility customers are met. We may be negatively impacted by the actions of state commissions that limit the payment of dividends by our utility subsidiaries.

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
Xcel Energy’s operations are affected by economic conditions, which correlates to customers/sales growth (decline). Economic conditions may be impacted by recessionary factors, rising interest rates and insufficient financial sector liquidity leading to potential increased unemployment, which may impact customers’ ability to pay their bills, which could lead to additional bad debt expense.
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
Health epidemics continue to impact countries, communities, supply chains and markets. Uncertainty continues to exist regarding epidemics; the duration and magnitude of business restrictions including shutdowns (domestically and globally); the potential impact on the workforce including shortages of employees and third-party contractors due to quarantine policies, vaccination requirements or government restrictions; impacts on the transportation of goods, and the generalized impact on the economy.
We cannot ultimately predict whether an epidemic will have a material impact on our future liquidity, financial condition or results of operations. Nor can we predict the impact on the health of our employees, our supply chain or our ability to recover higher costs associated with managing an outbreak.
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
The potential for terrorism has subjected our operations to increased risks and could have a material effect on our business. We have incurred increased costs for security and capital expenditures in response to these risks. The insurance industry has also been affected by these events and the availability of insurance may decrease. In addition, insurance may have higher deductibles, higher premiums and more restrictive policy terms.
A disruption of the regional electric transmission grid, interstate natural gas pipeline infrastructure or other fuel sources, could negatively impact our business, brand and reputation. Because our facilities are part of an interconnected system, we face the risk of possible loss of business due to a disruption caused by the actions of a neighboring utility.
We also face the risks of possible loss of business due to significant events such as severe storms, temperature extremes, wildfires (particularly in Colorado), widespread pandemic, generator or transmission facility outage, pipeline rupture, railroad disruption, operator error, sudden and significant increase or decrease in wind generation or a workforce disruption.
In addition, major catastrophic events throughout the world may disrupt our business. While we have business continuity plans in place, our ability to recover may be prolonged due to the type and extent of the event. Xcel Energy participates in a global supply chain, which includes materials and components that are globally sourced. A prolonged disruption could result in the delay of equipment and materials that may impact our ability to connect, restore and reliably serve our customers.
A major disruption could result in a significant decrease in revenues, additional costs to repair assets, and an adverse impact on the cost and availability of insurance, which could have a material impact on our results of operations, financial condition or cash flows.
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
The utility industry has been the target of several attacks on operational systems and has seen an increased volume and sophistication of cyber security incidents from international activist organizations, other countries and individuals. We expect to continue to experience attempts to compromise our information technology and control systems, network infrastructure and other assets. To date, no cybersecurity incident or attack has had a material impact on our business or results of operations.
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
Xcel Energy’s generation, transmission systems and natural gas pipelines are part of an interconnected system. Therefore, a disruption caused by the impact of a cyber security incident on the regional electric transmission grid, natural gas pipeline infrastructure or other fuel sources of our third-party service providers’ operations, could also negatively impact our business.

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
While the Company maintains insurance relating to cybersecurity events, such insurance is subject to a number of exclusions and may be insufficient to offset any losses, costs or damages experienced. Also, the market for cybersecurity insurance is relatively new and coverage available for cybersecurity events is evolving as the industry matures.
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
The Energy Act increased civil penalty authority for violation of FERC statutes, rules and orders. FERC can impose penalties of up to $1.5 million per violation per day, particularly as it relates to energy trading activities for both electricity and natural gas. In addition, NERC electric reliability standards and critical infrastructure protection requirements are mandatory and subject to potential financial penalties. Also, the PHMSA, Occupational Safety and Health Administration and other federal agencies have the authority to assess penalties.
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
Environmental Policy Risks
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
International commitments and agreements could result in future additional GHG reductions in the United States. In addition, in 2023 the EPA intends to publish draft regulations for GHG emissions from the power sector consistent with the agency’s Clean Air Act authorities.
Many states and localities continue to pursue their own climate policies. The steps Xcel Energy has taken to date to reduce GHG emissions, including energy efficiency measures, adding renewable generation and retiring or converting coal plants to natural gas, occurred under state-endorsed resource plans, renewable energy standards and other state policies.
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
We establish strategies and expectations related to climate change and other environmental matters. Our ability to achieve any such strategies or expectations is subject to numerous factors and conditions, many of which are outside of our control. Examples of such factors include, but are not limited to, evolving legal, regulatory, and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets. Failures or delays (whether actual or perceived) in achieving our strategies or expectations related to climate change and other environmental matters could adversely affect our business, operations, and reputation, and increase risk of litigation.
Severe weather impacts our service territories, primarily when thunderstorms, flooding, tornadoes, wildfires and snow or ice storms or extreme temperatures (high heating/cooling days) occur. Extreme weather conditions in general require system backup and can contribute to increased system stress, including service interruptions. Extreme weather conditions creating high energy demand may raise electricity prices, increasing the cost of energy we provide to our customers.
To the extent the frequency of extreme weather events increases, this could increase our cost of providing service and result in more frequent service interruptions. Periods of extreme temperatures could also impact our ability to meet demand.
More frequent and severe drought conditions, extreme swings in amount and timing of precipitation, changes in vegetation, unseasonably warm temperatures, very low humidity, stronger winds and other factors have increased the duration of the wildfire season and the potential impact of an event. Also, the expansion of the wildland urban interface increases the wildfire risk to surrounding communities and Xcel Energy's electric and natural gas infrastructure.
Other potential risks associated with wildfires include the inability to secure sufficient insurance coverage, or increased costs of insurance, regulatory recovery risk, and the potential for a credit downgrade and subsequent additional costs to access capital markets.
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

ITEM 1B — UNRESOLVED STAFF COMMENTS
None.

ITEM 2 — PROPERTIES
Virtually all of the utility plant property of the operating companies is subject to the lien of their respective first mortgage bond indentures.

NSP-Minnesota Station, Location and Unit at Dec. 31, 2022	Fuel	Installed	MW (a)
Steam:
A.S. King-Bayport, MN, 1 Unit	Coal	1968	511
Sherco-Becker, MN
Unit 1	Coal	1976	680
Unit 2	Coal	1977	682
Unit 3	Coal	1987	517	(b)
Monticello, MN, 1 Unit	Nuclear	1971	617
PI-Welch, MN
Unit 1	Nuclear	1973	521
Unit 2	Nuclear	1974	519
Various locations, 4 Units	Wood/Refuse	Various	36	(c)
Combustion Turbine:
Angus Anson-Sioux Falls, SD, 3 Units	Natural Gas	1994 - 2005	327
Black Dog-Burnsville, MN, 3 Units	Natural Gas	1987 - 2018	494
Blue Lake-Shakopee, MN, 6 Units	Natural Gas	1974 - 2005	447
High Bridge-St. Paul, MN, 3 Units	Natural Gas	2008	530
Inver Hills-Inver Grove Heights, MN, 6 Units	Natural Gas	1972	252
Riverside-Minneapolis, MN, 3 Units	Natural Gas	2009	454
Various locations, 7 Units	Natural Gas	Various	10
Wind:
Blazing Star 1-Lincoln County, MN, 100 Units	Wind	2020	200	(d)
Blazing Star 2-Lincoln County, MN, 100 Units	Wind	2021	200	(d)
Border-Rolette County, ND, 75 Units	Wind	2015	148	(d)
Community Wind North-Lincoln County, MN, 12 Units	Wind	2020	26	(d)
Courtenay Wind-Stutsman County, ND, 100 Units	Wind	2016	190	(d)
Crowned Ridge 2-Grant County, SD, 88 Units	Wind	2020	192	(d)
Dakota Range, SD, 72 Units	Wind	2022	298	(d)
Foxtail-Dickey County, ND, 75 Units	Wind	2019	150	(d)
Freeborn-Freeborn County, MN, 100 Units	Wind	2021	200	(d)
Grand Meadow-Mower County, MN, 67 Units	Wind	2008	99	(d)
Jeffers-Cottonwood County, MN, 20 Units	Wind	2020	43	(d)
Lake Benton-Pipestone County, MN, 44 Units	Wind	2019	99	(d)
Mower-Mower County, MN, 43 Units	Wind	2021	91	(d)
Nobles-Nobles County, MN, 133 Units (e)	Wind	2010	200	(d)
Pleasant Valley-Mower County, MN, 100 Units	Wind	2015	196	(d)
Rock Aetna - Murray County, MN, 8 Units	Wind	2022	20	(d)
		Total	8,949
(a)Summer 2022 net dependable capacity.
(b)Based on NSP-Minnesota’s ownership of 59%.
(c)Refuse-derived fuel is made from municipal solid waste.
(d)Capacity is attainable only when wind conditions are sufficiently available.
(e)Repowered in 2022.

NSP-Wisconsin Station, Location and Unit at Dec. 31, 2022	Fuel	Installed	MW (a)
Steam:
Bay Front-Ashland, WI, 2 Units	Wood/Natural Gas	1948 - 1956	41
French Island-La Crosse, WI, 2 Units	Wood/Refuse	1940 - 1948	16	(b)
Combustion Turbine:
French Island-La Crosse, WI, 2 Units	Oil	1974	122
Wheaton-Eau Claire, WI, 5 Units	Natural Gas/Oil	1973	234
Hydro:
Various locations, 62 Units	Hydro	Various	135
		Total	548
(a)Summer 2022 net dependable capacity.
(b)Refuse-derived fuel is made from municipal solid waste.

PSCo Station, Location and Unit at Dec. 31, 2022	Fuel	Installed	MW (a)
Steam:
Comanche-Pueblo, CO
Unit 2	Coal	1975	335
Unit 3	Coal	2010	500	(b)
Craig-Craig, CO, 2 Units	Coal	1979 - 1980	82	(c)
Hayden-Hayden, CO, 2 Units	Coal	1965 - 1976	233	(d)
Pawnee-Brush, CO, 1 Unit	Coal	1981	505
Cherokee-Denver, CO, 1 Unit	Natural Gas	1968	310
Combustion Turbine:
Blue Spruce-Aurora, CO, 2 Units	Natural Gas	2003	264
Cherokee-Denver, CO, 3 Units	Natural Gas	2015	576
Fort St. Vrain-Platteville, CO, 6 Units	Natural Gas	1972 - 2009	973
Manchief, CO, 2 Units (e)	Natural Gas	2000	250
Rocky Mountain-Keenesburg, CO, 3 Units	Natural Gas	2004	580
Various locations, 8 Units	Natural Gas	Various	251
Hydro:
Cabin Creek-Georgetown, CO
Pumped Storage, 2 Units	Hydro	1967	210
Various locations, 6 Units	Hydro	Various	23
Wind:
Rush Creek, CO, 300 units	Wind	2018	582	(f)
Cheyenne Ridge, CO, 229 units	Wind	2020	477	(f)
		Total	6,151
(a)Summer 2022 net dependable capacity.
(b)Based on PSCo’s ownership of 67%.
(c)Based on PSCo’s ownership of 10%.
(d)Based on PSCo’s ownership of 76% of Unit 1 and 37% of Unit 2.
(e)Purchased in 2022.
(f)Capacity is attainable only when wind conditions are sufficiently available.

SPS Station, Location and Unit at Dec. 31, 2022	Fuel	Installed	MW (a)
Steam:
Cunningham-Hobbs, NM, 2 Units	Natural Gas	1957 - 1965	225
Harrington-Amarillo, TX, 3 Units	Coal	1976 - 1980	1,018
Jones-Lubbock, TX, 2 Units	Natural Gas	1971 - 1974	486
Maddox-Hobbs, NM, 1 Unit	Natural Gas	1967	112
Nichols-Amarillo, TX, 3 Units	Natural Gas	1960 - 1968	457
Plant X-Earth, TX, 3 Units	Natural Gas	1952 - 1964	298
Tolk-Muleshoe, TX, 2 Units	Coal	1982 - 1985	1,067
Combustion Turbine:
Cunningham-Hobbs, NM, 2 Units	Natural Gas	1997	207
Jones-Lubbock, TX, 2 Units	Natural Gas	2011 - 2013	334
Maddox-Hobbs, NM, 1 Unit	Natural Gas	1963 - 1976	61
Wind:
Hale-Plainview, TX, 239 Units	Wind	2019	477	(b)
Sagamore-Dora, NM, 240 Units	Wind	2020	507	(b)
		Total	5,249
(a)    Summer 2022 net dependable capacity.
(b)    Capacity is attainable only when wind conditions are sufficiently available.
Electric utility overhead and underground transmission and distribution lines at Dec. 31, 2022:

Conductor Miles	NSP-Minnesota	NSP-Wisconsin	PSCo	SPS
Transmission
500 KV	2,915	—	—	—
345 KV	12,183	2,457	5,418	11,676
230 KV	2,300	—	12,141	9,829
161 KV	626	1,795	—	—
138 KV	—	—	92	—
115 KV	8,033	1,829	5,011	14,905
Less than 115 KV	6,537	5,571	1,839	4,469
Total Transmission	32,594	11,652	24,501	40,879

Distribution
Less than 115 KV	82,024	27,817	79,331	23,538

Total	114,618	39,469	103,832	64,417
Electric utility transmission and distribution substations at Dec. 31, 2022:

	NSP-Minnesota	NSP-Wisconsin	PSCo	SPS
Substations	352	206	238	457
Natural gas utility mains at Dec. 31, 2022:

Miles	NSP-Minnesota	NSP-Wisconsin	PSCo	SPS	WGI
Transmission	78	3	2,067	20	11
Distribution	10,902	2,570	23,542	—	—

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

ITEM 4 — MINE SAFETY DISCLOSURES
None.
PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Stock Data
Xcel Energy Inc.’s common stock is listed on the Nasdaq Global Select Market (Nasdaq). The trading symbol is XEL. The number of common stockholders of record as of Feb. 16, 2023 was 47,359.
The following compares our cumulative TSR on common stock with the cumulative TSR of the EEI Investor-Owned Electrics Index and the S&P 500 Composite Stock Price Index over the last five years.
The EEI Investor-Owned Electrics Index (market capitalization-weighted) included 39 companies at year-end and is a broad measure of industry performance.
Comparison of Five Year Cumulative Total Return*
*    $100 invested on Dec. 31, 2017 in stock or index — including reinvestment of dividends. Fiscal years ended Dec. 31.

Purchases of Equity Securities by Issuer and Affiliated Purchasers
For the quarter ended Dec. 31, 2022, no equity securities that are registered by Xcel Energy Inc. pursuant to Section 12 of the Securities Exchange Act of 1934 were purchased by or on behalf of us or any of our affiliated purchasers.

ITEM 6 — [RESERVED]

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Non-GAAP Financial Measures
The following discussion includes financial information prepared in accordance with GAAP, as well as certain non-GAAP financial measures such as ongoing ROE, ongoing earnings and ongoing diluted EPS. Generally, a non-GAAP financial measure is a measure of a company’s financial performance, financial position or cash flows that are adjusted from measures calculated and presented in accordance with GAAP.
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

Results of Operations
Diluted EPS for Xcel Energy at Dec. 31:

	2022	2021
Diluted Earnings (Loss) Per Share	GAAP and Ongoing Diluted EPS	GAAP and Ongoing Diluted EPS
PSCo	$1.33	$1.22
NSP-Minnesota	1.23	1.12
SPS	0.64	0.59
NSP-Wisconsin	0.23	0.20
Earnings from equity method investments — WYCO	0.04	0.05
Regulated utility (a)	3.47	3.18
Xcel Energy Inc. and Other	(0.29)	(0.22)
Total (a)	$3.17	$2.96
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
2022 Comparison with 2021
Xcel Energy — GAAP and ongoing earnings increased $0.21 per share for 2022. The increase was driven by regulatory outcomes, partially offset by higher depreciation, O&M expenses and interest charges. Costs for natural gas significantly increased in 2022 due to market conditions. However, fluctuations in electric and natural gas revenues associated with changes in fuel and purchased power and/or natural gas sold and transported generally do not significantly impact earnings (changes in revenues are offset by the related variation in costs).
PSCo — Earnings increased $0.11 per share for 2022, driven by regulatory outcomes and favorable weather. Higher revenues were partially offset by higher depreciation, O&M expenses and interest charges.
NSP-Minnesota — Earnings increased $0.11 per share for 2022 compared to 2021, driven by regulatory rate outcomes, partially offset by additional depreciation and O&M expenses.
SPS — Earnings increased $0.05 per share for 2022, largely related to regulatory rate outcomes, strong sales growth and favorable weather, partially offset by higher depreciation and O&M expenses.
NSP-Wisconsin — Earnings increased $0.03 per share for 2022 compared to 2021. The increase is due to regulatory rate outcomes and sales growth, partially offset by higher depreciation and O&M expenses.
Xcel Energy Inc. and Other — Earnings decreased $0.07 per share year-to-date due to higher interest charges and decreased earnings from EIP investments.

Changes in Diluted EPS
Components significantly contributing to changes in EPS:

2022 vs. 2021
Diluted Earnings (Loss) Per Share	Dec. 31
GAAP and ongoing diluted EPS — 2021	$2.96

Components of change — 2022 vs. 2021
Higher electric revenues, net of electric fuel and purchased power	0.89
Higher natural gas revenues, net of cost of natural gas sold and transported	0.16
Lower ETR (a)	0.15
Higher depreciation and amortization	(0.40)
Higher O&M expenses	(0.24)
Higher interest expense	(0.15)
Higher taxes (other than income taxes)	(0.08)
Other (net)	(0.12)
GAAP and ongoing diluted EPS — 2022	$3.17
(a)    Includes PTCs and plant regulatory amounts, which are primarily offset as a reduction to electric revenues.
ROE for Xcel Energy and its utility subsidiaries:

	2022	2021
ROE	GAAP and Ongoing ROE	GAAP and Ongoing ROE
PSCo	8.23%	8.23%
NSP-Minnesota	8.76	8.45
SPS	9.36	9.22
NSP-Wisconsin	10.57	9.92
Operating Companies	8.74	8.58
Xcel Energy	10.76	10.58
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
Percentage increase (decrease) in normal and actual HDD, CDD and THI:

	2022 vs. Normal	2021 vs. Normal	2022 vs. 2021
HDD	6.5%	(6.6)%	13.0%
CDD	23.7	12.2	16.1
THI	5.6	26.8	(15.8)
Weather — Estimated impact of temperature variations on EPS compared with normal weather conditions:

	2022 vs. Normal	2021 vs. Normal	2022 vs. 2021
Retail electric	$0.138	$0.096	$0.042
Decoupling and sales true-up	(0.061)	(0.066)	0.005
Electric total	$0.077	$0.030	$0.047
Firm natural gas	0.037	(0.025)	0.062
Total	$0.114	$0.005	$0.109
Sales — Sales growth (decline) for actual and weather-normalized sales:

	2022 vs. 2021
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Actual
Electric residential	(1.5)%	(1.2)%	6.5%	1.1%	(0.1)%
Electric C&I	—	1.7	8.9	3.3	3.3
Total retail electric sales	(0.5)	0.8	8.4	2.6	2.3
Firm natural gas sales	5.4	18.3	N/A	17.3	10.1

	2022 vs. 2021
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Weather-normalized
Electric residential	(3.6)%	(0.2)%	0.8%	—%	(1.3)%
Electric C&I	(0.3)	2.1	8.4	3.4	3.2
Total retail electric sales	(1.4)	1.3	6.9	2.4	1.8
Firm natural gas sales	(3.1)	5.5	N/A	5.8	0.1

Weather-normalized electric sales growth (decline) — year-to-date
•PSCo — Residential sales declined due to decreased use per customer, partially offset by a 1.1% increase in customers. C&I sales decline was attributable to decreased use per customer, primarily in the manufacturing sector (largely due to an alternative generation arrangement with a significant customer), partially offset by strong small C&I sales in the food services and health care sectors.
•NSP-Minnesota — Residential sales decline reflects a decreased use per customer, partially offset by a 1.1% increase in customers. Growth in C&I sales was primarily due to higher use per customer, particularly in the manufacturing, real estate and leasing, and food service sectors.
•SPS — Residential sales growth was primarily attributable to a 0.9% increase in customers, partially offset by lower use per customer. C&I sales increased due to higher use per customer, primarily driven by the energy sector.
•NSP-Wisconsin — C&I sales growth was associated with higher use per customer, experienced primarily in the transportation and manufacturing sectors.
Weather-normalized natural gas sales growth (decline) — year-to-date
•Natural gas sales reflect growth in NSP-Minnesota and NSP-Wisconsin attributable primarily to increased residential use per customer and customer growth as well as increases in C&I sales due to higher use per customer. These increases were offset by a reduction in PSCo natural gas sales, primarily driven by declines in residential use per customer.
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
Electric Revenues, Fuel and Purchased Power and Electric Margin

(Millions of Dollars)	2022	2021
Electric revenues	$12,123	$11,205
Electric fuel and purchased power	(5,005)	(4,733)
Electric margin	$7,118	$6,472

Change in Electric Margin

(Millions of Dollars)	2022 vs. 2021
Regulatory rate outcomes (Minnesota, Colorado, Texas, New Mexico and Wisconsin)	$506
Revenue recognition for the Texas rate case surcharge (a)	85
Sales and demand (b)	80
Non-fuel riders	64
Wholesale transmission (net)	50
Estimated impact of weather (net of decoupling/sales true-up)	33
PTCs flowed back to customers (offset by lower ETR)	(150)
Other (net)	(22)
Total increase	$646
(a)Recognition of revenue from the Texas rate case outcome is largely offset by recognition of previously deferred costs.
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
Natural Gas Revenues, Cost of Natural Gas Sold and Transported and Natural Gas Margin

(Millions of Dollars)	2022	2021
Natural gas revenues	$3,080	$2,132
Cost of natural gas sold and transported	(1,910)	(1,081)
Natural gas margin	$1,170	$1,051
Change in Natural Gas Margin

(Millions of Dollars)	2022 vs. 2021
Regulatory rate outcomes (Minnesota, Colorado, Wisconsin, North Dakota)	$61
Estimated impact of weather	46
Conservation revenue (offset in expenses)	13
Infrastructure and integrity riders	9
Winter Storm Uri disallowances	(20)
Other (net)	10
Total increase	$119
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses increased $170 million year-to-date, due to the following approximately equal drivers: inflation and impacts of supply chain constraints; operational activities (vegetation management, repairs/maintenance and storms); costs for technology and customer programs; insurance-related costs; recognition of previously deferred amounts related to the 2021 Texas rate case; and other.

Depreciation and Amortization — Depreciation and amortization increased $292 million year-to-date. The increase was primarily driven by capital investment, recognition of previously deferred costs related to the Texas Electric Rate Case and several wind farms going into service.
Other Income (Expense) — Other income (expense) decreased $18 million year-to-date, largely related to rabbi trust performance, which is primarily offset in O&M expenses (employee benefit costs).
Earnings from Equity Method Investments — Earnings from equity method investments decreased $26 million year-to-date. The year-to-date change was largely attributable to the performance of the EIP funds, which invest in energy technology companies.
Interest Charges — Interest charges increased $111 million year-to-date. The increase was largely due to higher long-term debt levels to fund capital investments and higher interest rates.
Income Taxes — Income tax benefit increased $65 million year-to-date. The year-to-date increase was primarily driven by an increase in wind PTCs due to greater production at existing wind farms, several new wind farms going into service and an increase in the PTC rate partially offset by higher pretax earnings.
Xcel Energy Inc. and Other Results
Net income and diluted EPS contributions of Xcel Energy Inc. and its nonregulated businesses:

	Contribution (Millions of Dollars)
	2022	2021
Xcel Energy Inc. financing costs	$(153)	$(129)
Venture Holdings (a)	5	21
Xcel Energy Inc. taxes and other results	(12)	(12)
Total Xcel Energy Inc. and other costs	$(160)	$(120)

	Contribution (Diluted Earnings (Loss) Per Share)
	2022	2021
Xcel Energy Inc. financing costs	$(0.28)	$(0.24)
Venture Holdings (a)	0.01	0.04
Xcel Energy Inc. taxes and other results	(0.02)	(0.02)
Total Xcel Energy Inc. and other costs	$(0.29)	$(0.22)
(a)Amounts include gains or losses associated with EIP investments.
Xcel Energy Inc.’s results include interest charges, which are incurred at Xcel Energy Inc. and are not directly assigned to individual subsidiaries.
2021 Comparison with 2020
A discussion of changes in Xcel Energy’s results of operations, cash flows and liquidity and capital resources from the year ended Dec. 31, 2020 to Dec. 31, 2021 can be found in Part II, “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year 2021, which was filed with the SEC on Feb. 23, 2022. However, such discussion is not incorporated by reference into, and does not constitute a part of, this Annual Report on Form 10-K.

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
In addition, the regulatory commissions authorize the ROE, capital structure and depreciation rates in rate proceedings. Decisions by these regulators can significantly impact Xcel Energy’s results of operations and credit quality.
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

DOT	Pipeline safety compliance.
Minnesota Office of Pipeline Safety	Pipeline safety compliance.

Recovery Mechanisms

Mechanism	Additional Information
CIP Rider (a)	Recovers costs of conservation and DSM programs in Minnesota.
Environmental Improvement Rider	Recovers costs of environmental improvement projects in Minnesota.
Renewable Development Fund	Allocates money collected from customers to support research and development of emerging renewable energy projects and technologies in Minnesota.
RES	Recovers cost of renewable generation in Minnesota.
Renewable Energy Rider	Recovers cost of renewable generation in North Dakota.
Transmission Cost Recovery	Recovers costs for investments in Minnesota, North Dakota, and South Dakota for electric transmission and distribution grid modernization.
Infrastructure Rider	Recovers costs for investments in generation in South Dakota.
FCA	Recovers prudently incurred costs of fuel related items and purchased energy (Minnesota, North Dakota and South Dakota).
Purchased Gas Adjustment
Provides for prospective monthly rate adjustments in Minnesota and North Dakota for costs of purchased natural gas, transportation and storage service. Includes a true-up process for difference between projected and actual costs.

GUIC Rider
Recovers costs for transmission and distribution pipeline integrity management programs, including funding for pipeline assessments, deferred costs for sewer separation and pipeline integrity management programs in Minnesota. The statute authorizing the GUIC Rider is set to expire June 30, 2023.

Sales True-up	NSP-Minnesota has historically had a sales true-up mechanism for all electric customer classes which ended in 2021. We are requesting implementation of a new sales true-up mechanism for 2022 - 2024. These mechanisms mitigate the impact of changes to sales levels as compared to a baseline.
(a)Minnesota state law requires NSP-Minnesota to spend 2% of its state electric revenues and 0.5% of its state natural gas revenues on CIP. These costs are recovered through an annual cost-recovery mechanism.
Pending and Recently Concluded Regulatory Proceedings
2022 Minnesota Electric Rate Case — In October 2021, NSP-Minnesota filed a three-year electric rate case with the MPUC. The request is based on a ROE of 10.2%, a 52.5% equity ratio and forward test years.
In December 2021, the MPUC approved interim rates, subject to refund, of $247 million, effective Jan. 1, 2022. In November 2022, NSP-Minnesota revised its rate request to $498 million over three years.
The revised request is detailed as follows:

(Amounts in Millions)	2022	2023	2024	Total
Rate request (annual increase)	$234	$94	$170	$498
Rate base	10,923	11,425	11,902	N/A
In 2022, several parties filed testimony with various recommendations. The DOC provided the following recommendations in surrebuttal testimony.

	2022	2023	2024
NSP-Minnesota’s filed base revenue request	$396	$546	$677

Recommended adjustments:
Rate base and rate of return	(72)	(65)	(65)
MISO capacity credits	(66)	(112)	(111)
Sales forecast update	(51)	—	—
Monticello and wind farm life extension	(21)	(54)	(51)
PTC forecast	(28)	(1)	(1)
Property tax	(14)	(23)	(34)
Prepaid pension asset and liability	(13)	(21)	(32)
O&M expenses	(37)	(39)	(44)
Sherco 3 and King remaining life	—	29	28
Other, net	(23)	(33)	(43)

Total adjustments	(325)	(319)	(353)
Total proposed revenue change	$71	$227	$324
Next steps in the procedural schedule are expected to be as follows:
•ALJ Report: March 31, 2023.
•MPUC Order: June 30, 2023.
2022 Minnesota Natural Gas Rate Case — In November 2021, NSP-Minnesota filed a request with the MPUC for a natural gas rate increase of $36 million, or 6.6%. The filing is based on a 2022 forecast test year and includes a requested ROE of 10.5%, an equity ratio of 52.5% and a rate base of $934 million. In December 2021, the MPUC approved an interim rate increase of $25 million, subject to refund, effective Jan. 1, 2022.
In October 2022, NSP-Minnesota and various parties filed an uncontested settlement, which includes the following key terms:
•Base rate revenue increase of $21 million, with a true up to weather normalized actual sales for 2022.
•Revenue decoupling mechanism.
•Symmetrical property tax true-up.
•ROE of 9.57%.
•Equity ratio of 52.5%.
In December 2022, the ALJ recommended MPUC approval of the settlement. A MPUC decision is expected in the first half of 2023.
2021 North Dakota Natural Gas Rate Case — In September 2021, NSP-Minnesota filed a request with the NDPSC for a natural gas rate increase of $7 million, or 10.5%. The filing is based on a ROE of 10.5%, an equity ratio of 52.54%, a 2022 forecast test year and rate base of $124 million. Interim rates of $7 million, subject to refund, were implemented on Nov. 1, 2021.
In May 2022, NSP-Minnesota and NDPSC Staff reached a settlement, which reflects a rate increase of $5 million, based on a 9.8% ROE and 52.54% equity ratio. In October 2022, the NDPSC approved the settlement and final rates were implemented on Nov. 1, 2022.
South Dakota Electric Rate Case — In June 2022, NSP-Minnesota filed a South Dakota electric rate case seeking a revenue increase of approximately $44 million. The filing is based on a 2021 historic test year adjusted for certain known and measurable changes for 2022 and 2023, a ROE of 10.75%, rate base of approximately $947 million and an equity ratio of 53%. Interim rates were implemented on Jan. 1, 2023. Final rates are expected to be approved by the SDPUC in mid-2023.

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
In October 2022, NSP-Minnesota filed a request with the MPUC seeking approval of the higher capital costs for these repowering projects. In February 2023, the DOC filed comments recommending approval of recovery of the increased costs of these projects through the RES Rider. A final decision is pending.
2022 Upper Midwest RFP — In August 2022, NSP-Minnesota launched a RFP for 900 MW of solar or solar-plus-storage hybrid resources to come online by the end of 2025, including up to 300 MW of capacity to reuse the Sherco Unit 2 interconnection rights when the coal facility retires at the end of 2023.
NSP-Minnesota completed its bid evaluation process in December 2022 and will file for approval of the selected projects in early 2023.
2022 Minnesota Electric Vehicle Proposal — In August 2022, NSP-Minnesota filed a request with the MPUC for approval of approximately $320 million of capital investments (2022 through 2026) to support a public charging network, electric school bus pilot, and other expansions and modifications to its residential and commercial electric vehicle programs.
In October 2022, the MPUC referred the matter to the Office of Administrative Hearings to conduct a contested case on the proposals. In February 2023, other parties to the contested proceeding filed their direct testimony ranging in levels of support / opposition to the proposals. The evidentiary hearing is scheduled in Q2 2023 with a report from the ALJ expected in Q3 2023. A MPUC decision is expected in late 2023.
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
Low-Level Waste Disposal — Low level waste from Monticello and PI is disposed of at the Clive facility located in Utah and the Waste Control Specialists facility in Texas. NSP-Minnesota has storage capacity available on-site at PI and Monticello which would allow both plants to continue to operate until the end of their current licensed lives if off-site low-level waste disposal facilities become unavailable.
High-Level Radioactive Waste Disposal — The federal government has responsibility to permanently dispose of domestic spent nuclear fuel and other high-level radioactive wastes. The Nuclear Waste Policy Act requires the DOE to implement a program for nuclear high-level waste management.
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
In September 2021, NSP-Minnesota filed an application for a CON for additional spent fuel storage (existing Independent spent fuel storage installation) at the Monticello Nuclear Power Generating Plant to allow continued operation of the Monticello Plant until 2040.
A decision is expected in late 2023. Authorizations for additional spent fuel storage capacity may be required at each site to support either continued operation or decommissioning if the federal government does not commence storage operations.
In February 2023, NSP-Minnesota also filed an application with the NDPSC for an Advance Determination of Prudence for continued operation of the Monticello Plant until at least 2040. A decision is expected in 2023.
Wholesale and Commodity Marketing Operations
NSP-Minnesota conducts wholesale marketing operations, including the purchase and sale of electric capacity, energy, ancillary services and energy-related products. NSP-Minnesota uses physical and financial instruments to minimize commodity price risk and to hedge sales and purchases.
NSP-Minnesota also engages in trading activity unrelated to these hedging activities. Sharing of any margins is determined through state regulatory proceedings as well as the operation of the FERC approved joint operating agreement. NSP-Minnesota does not serve any wholesale requirements customers at cost-based regulated rates.
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

Michigan Public Service Commission
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
Certifies the need and siting for generating plans greater than 50 MW.
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

GCA	Recovers costs of purchased natural gas and transportation and is revised quarterly to allow for changes in natural gas rates.
Pipeline system integrity adjustment	Recovers costs for transmission and distribution pipeline integrity management programs (rider ended on Dec. 31, 2022).
Decoupling	Mechanism to true-up revenue to a baseline amount for residential (excluding lighting and demand) and metered non-demand small C&I classes.
Transportation Electrification Plan	Recovers costs associated with the investment in and adoption of transportation electrification infrastructure.

Pending and Recently Concluded Regulatory Proceedings
Colorado Natural Gas Rate Case — In January 2022, PSCo filed a request with the CPUC seeking a net increase to retail natural gas rates of $107 million. The total change to base rates is $215 million, which reflects the transfer of $108 million previously recovered from customers through the pipeline system integrity adjustment rider. The request was based on a 10.25% ROE, an equity ratio of 55.66% and a 2022 current test year with a projected rate base of $3.6 billion.
PSCo’s request also included step revenue increases of $40 million (effective Nov. 1, 2023) and $41 million (effective Nov. 1, 2024) related to continued capital investment.
In October 2022, the CPUC approved a rate increase net of rider roll-ins of $64 million. The decision reflects a stated WACC of 6.7%, a historic test year with a year-end rate base and $16 million of incremental depreciation expense. PSCo has the option to determine its ROE within a range of 9.2% to 9.5% and its equity ratio within a range of 52% to 55%, as long as it results in a WACC of 6.7%. The CPUC denied the 2023-2024 step increases. Base rates were placed in effect November 1, 2022.
Colorado Electric Rate Case — In November 2022, PSCo filed an electric rate case seeking a net increase of $262 million, or 8.2%. The total request reflects a $312 million increase, which includes $50 million of authorized costs currently recovered through various rider mechanisms. The request is based on a 10.25% ROE, an equity ratio of 55.7% and a 2023 forecast test year with a 2023 year-end rate base of $11.3 billion. PSCo requested rates effective in September 2023. A procedural schedule is expected to be established by the CPUC in the first quarter of 2023.
Colorado Resource Plan — In August 2022, the CPUC approved an updated settlement, which will result in the further acceleration of the retirement of the Comanche Unit 3 coal plant, an expected carbon reduction of at least 85% and an 80% renewable mix by 2030. The CPUC deferred a decision on the method of cost recovery for the retiring coal units to a separate docket, which will consider accelerated depreciation, creation of regulatory assets and securitization. PSCo filed the recovery method docket in the fourth quarter of 2022.
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
In December 2022, the Company commenced the RFP process for generation resources with a bid receipt date of March 1, 2023. After reviewing the bids received, PSCo will file a report with the CPUC with recommended resource acquisitions and a CPUC decision on the resources to be acquired is expected in October 2023.
Decoupling Filing — PSCo has a decoupling program, effective April 1, 2020 through Dec. 31, 2023. The program applies to Residential and metered small C&I customers who do not pay a demand charge. The program includes a refund and surcharge cap not to exceed 3% of forecasted base rate revenue for a specified period.
In October 2021, a settlement was reached on Winter Storm Uri costs and also addressed certain components of the 2020 decoupling refunds.
In April 2022, PSCo made its annual filing on this matter. In December 2022, the ALJ approved a settlement between PSCo, CPUC Staff and the UCA. The settlement requires PSCo to file a petition for declaratory judgment to address the treatment of any expired balance under the 3% soft cap provisions.
As of Dec. 31, 2022, PSCo has recognized a refund for Residential customers and a surcharge for small C&I customers based on 2020, 2021 and 2022 results.
Transmission Cost Adjustment — In December 2022, the CPUC suspended PSCo’s request for 2023 TCA rate changes. The CPUC Staff protested the TCA on the grounds that only projects resulting in new transmission should be included and no repair or replacement of existing infrastructure should be included. The CPUC consolidated the matter with the pending electric rate case for assessment.
ECA Fuel Recovery — In December 2022, PSCo filed its first quarter 2023 ECA Advice Letter, which sought to recover $123 million of under-recovered 2022 fuel costs over two quarters (instead of the typical one). In December 2022, the CPUC found that the $123 million should be removed from the proposed ECA rates and required PSCo to file a separate application to recover these fuel costs. Proposed ECA rates were updated to remove the 2022 under-recovered balance and were implemented on Jan. 1, 2023. In February 2023, PSCo submitted an interim ECA filing which included $70 million of the 2022 under-recovered costs. A filing for the remaining amount is anticipated in the first quarter of 2023.
GCA NOPR — In June 2021, the CPUC issued a NOPR addressing the recovery of costs through the GCA. The CPUC has reopened the GCA NOPR and proposed a 2-step process aimed at 1) considering near term process changes to the GCA and 2) a longer term process to evaluate potential performance incentive structures. In step 1, consensus proposed rule amendments to update the process and filing requirements for GCA and related filings have been submitted to the CPUC for consideration. PSCo worked with other utilities and stakeholders regarding consensus proposed rule amendments for step 2, including a provision that each LDC bring forward its own performance incentive mechanism in a future filing. In December 2022, the CPUC approved the consensus proposal.
In February 2023, the Governor of Colorado issued an open letter to the CPUC, utilities, and other stakeholders directing agencies to take additional steps to address energy costs. It is likely this request will result in the opening of additional dockets to further explore the GCA and other related mechanisms. Additionally, the Colorado Legislature announced the formation of a Joint Select Committee to investigate the source of rising utility rates and explore potential actions to prevent future price instability.

Natural Gas Planning NOPR — In October 2021, the CPUC issued a NOPR to implement recent state legislation requiring natural gas utilities to develop clean heat plans to meet state greenhouse gas emission reduction targets, as well as updated demand-side management criteria. Additionally, the proposed rules included new comprehensive natural gas infrastructure planning requirements and related Certificate of Public Convenience and Necessity application procedures, changes in natural gas line extension policy, and details on emission accounting related to clean heat plans. PSCo recommended changes to the proposed rules, which may be incorporated into the final rules issued in the first quarter of 2023.
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
Wholesale and Commodity Marketing Operations
PSCo conducts various wholesale marketing operations, including the purchase and sale of electric capacity, energy, ancillary services and energy related products. PSCo uses physical and financial instruments to minimize commodity price risk and hedge sales and purchases. PSCo also engages in trading activity unrelated to these hedging activities.
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
Reviews and approves Integrated Resource Plans for meeting future energy needs

NMPRC	Retail electric operations, retail rates and services and the construction of transmission or generation.
FERC
Wholesale electric operations, accounting practices, wholesale sales for resale, the transmission of electricity in interstate commerce, compliance with NERC electric reliability standards, asset transactions and mergers, and natural gas transactions in interstate commerce.

SPP RTO and SPP Integrated and Wholesale Markets	SPS is a transmission owning member of the SPP RTO and operates within the SPP RTO and SPP integrated and wholesale markets. SPS is authorized to make wholesale electric sales at market-based prices.
DOT	Pipeline safety compliance.
Recovery Mechanisms

Mechanism	Additional Information
Distribution Cost Recovery Factor	Recovers distribution costs not included in rates in Texas.
Energy Efficiency Cost Recovery Factor	Recovers costs for energy efficiency programs in Texas.
Energy Efficiency Rider	Recovers costs for energy efficiency programs in New Mexico.
Fuel and Purchased Power Cost Adjustment Clause	Adjusts monthly to recover actual fuel and purchased power costs in New Mexico.
Power Cost Recovery Factor	Allows recovery of purchased power costs not included in Texas rates.
Renewable Portfolio Standards	Recovers deferred costs for renewable energy programs in New Mexico.
Transmission Cost Recovery Factor	Recovers certain transmission infrastructure improvement costs and changes in wholesale transmission charges not included in Texas base rates.
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

Electric Vehicle Rider	Recovers costs of the Transportation Electrification Plan in New Mexico.
Advanced Metering System Surcharge	Recovers costs incurred in deployment of the Advanced Metering System in Texas.
Consulting Fee Rider	Recovers consulting fees and carrying charges incurred by SPS on behalf of the PUCT.
Pending and Recently Concluded Regulatory Proceedings
2021 Texas Electric Rate Case — In May 2022, the PUCT approved a settlement between SPS and intervening parties.
In July 2022, SPS filed to surcharge the final under-recovered amount, estimated to be approximately $85 million, substantially offset by the recognition of previously deferred costs.

(Millions of Dollars)	Year Ended Dec. 31, 2022
Revenue surcharge accrual	$85
Depreciation and amortization	(43)
O&M expenses	(16)
Interest expense	(12)
Taxes other than income taxes	(10)
Fuel and purchased power	(2)
2022 New Mexico Electric Rate Case — In November 2022, SPS filed an electric rate case with NMPRC seeking a revenue increase of $78 million, or 10%. The request is based on a future test year ending June 30, 2024, a ROE of 10.75%, an equity ratio of 54.7% and rate base of $2.4 billion. Additionally, the request reflects further acceleration of the Tolk coal plant depreciation life from 2032 to 2028.
Next steps in the procedural schedule are expected to be as follows:
•Staff and intervenor testimony: March 31, 2023.
•Rebuttal testimony: April 25, 2023.
•Stipulation: May 8, 2023.
•Hearing: June 5, 2023.
•End of rate suspension: Sept. 19, 2023.
2023 Texas Electric Rate Case — On Feb. 8, 2023, SPS filed an electric rate case with the PUCT seeking an increase in base rate revenue of $149 million. The impact to overall customer bills is expected to be approximately 13%. The request is based on a historical test year period ended Sept. 30, 2022, with an Update Period ended Dec. 31, 2022, a ROE of 10.65%, an equity ratio of 54.6% and retail rate base of $3.6 billion. Additionally, the request reflects further acceleration of the Tolk coal plant depreciation life from 2034 to 2028.
SPS is requesting a surcharge from July 13, 2023 through the effective date of new base rates. A PUCT decision is expected in the first quarter of 2024.
SPS and LP&L Contract Termination — SPS and LP&L have a 25-year, 170 MW partial requirements contract. In May 2021, SPS and LP&L finalized a settlement which would terminate the contract upon LP&L’s move from the SPP to the Electric Reliability Council of Texas (expected in 2023). The settlement agreement requires LP&L to pay SPS $78 million (to the benefit of SPS’ remaining customers). LP&L would remain obligated to pay for SPP transmission charges associated with LP&L’s load in SPP. The agreement is pending PUCT and FERC approval.
2022 All-Source RFP — In 2022, SPS issued an RFP, which seeks up to 947 MW of new or existing capacity resources to provide replacement capacity for retiring units and meet SPS’ growing capacity needs through 2027. SPS will receive bids in the first quarter of 2023 and file for the approval of successful proposals in the second quarter of 2023.
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
Natural Gas
SPS does not provide retail natural gas service, but purchases and transports natural gas for its generation facilities and operates limited natural gas pipeline facilities connecting the generation facilities to interstate natural gas pipelines. SPS is subject to the jurisdiction of the FERC with respect to natural gas transactions in interstate commerce and the PHMSA, DOT and PUCT for pipeline safety compliance.
Wholesale and Commodity Marketing Operations
SPS conducts various wholesale marketing operations, including the purchase and sale of electric capacity, energy, ancillary services and energy related products. SPS uses physical and financial instruments to minimize commodity price risk and to hedge sales and purchases. Sharing of any margin is determined through state regulatory proceedings as well as the operation of the FERC approved joint operating agreement.

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
Electric Distribution and Transmission Transformers
The availability of certain transformers is an industry-wide issue that has been significantly impacted and in some cases may result in delays in projects and new customer connections. Xcel Energy continues to seek alternative suppliers and prioritize work plans to mitigate impacts of supply constraints.
Solar Resources
In April 2022, the U.S. Department of Commerce initiated an anti-circumvention investigation that would subject CSPV solar panels and cells imported from Malaysia, Vietnam, Thailand, and Cambodia with potential incremental tariffs ranging from 50% to 250%. These countries account for more than 80% of CSPV panel imports.
An interim stay on tariffs has been issued and many significant solar projects have resumed with modified costs and projected in-service dates, including the Sherco Solar facility in Minnesota and certain PPAs in PSCo. Further policy action or other restrictions on solar imports (i.e., as a result of implementation of the Uyghur Forced Labor Protection Act) could impact project timelines and costs.
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
In March 2022, a class action suit was filed in Boulder County pertaining to the Marshall Fire. In the remote event PSCo was found liable related to this litigation and were required to pay damages, such amounts could exceed our insurance coverage and have a material adverse effect on our financial condition, results of operations or cash flows. In December 2022, the District Court judge denied PSCo’s Motion to Dismiss.
MISO Capacity Credits
The NSP System offered 1,500 MW of excess capacity into the MISO planning resource auction for June 2022 through May 2023. Due to a projected overall capacity shortfall in the MISO region, the 1,500 MWs offered cleared the auction at maximum pricing, generating revenues of approximately $90 million in 2022, with approximately $60 million expected in 2023. These amounts will primarily be used to mitigate customer rate increases or returned through earnings sharing or other mechanisms.
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
Xcel Energy anticipates the IRA will materially reduce the cost of renewable energy, resulting in significant customer savings.
The IRA is expected to allow Xcel Energy to monetize tax credits more efficiently with the incremental benefits passed through to customers. Transferability provisions apply to eligible tax credits generated starting in 2023 for both new and existing facilities. Xcel Energy anticipates tax credit transferability from existing renewable projects will improve cash from operations by $1.8 billion (2023 - 2027), assuming constructive regulatory outcomes and the development of a market.
The IRA creates a nuclear PTC beginning in 2024 that may also provide additional customer savings. The annual customer benefit from these PTCs could range from $0 to $300 million, depending on locational marginal pricing, as well as constructive U.S. Treasury guidance regarding computation of the credits.
In addition, the IRA created a new corporate AMT. Xcel Energy does not anticipate AMT having a material cash impact based on current estimates and our interpretation of its application.
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

In July 2022, the CPUC approved a partial settlement providing full recovery of fuel costs, with the exception of an $8 million disallowance, over 24 months for electric and 30 months for natural gas customers.

SPS	Texas
In 2021, SPS filed to recover $88 million of Winter Storm Uri costs over 24 months, as part of the Texas fuel surcharge filing, with total under-recovered costs of $121 million. In April 2022, interim rates designed to recover $121 million over 30 months were approved, subject to PUCT approval through the triennial Fuel Reconciliation proceeding.

In July 2022, the intervenors filed recommendations. The Texas Industrial Energy Consumers and PUCT staff recommended disallowances of approximately $10 million (off-system sales margins). The Office of Public Utility Counsel recommended disallowances of approximately $15 million (off-system sales margins and adjustment to energy loss factors). The Alliance of Xcel Municipalities recommended disallowances of approximately $100 million (natural gas storage, contracted capability and off-system sales margins).

In November 2022, the ALJs found that costs were prudently incurred and recommended no disallowances. A final PUCT decision is anticipated in the first quarter of 2023.

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
As of Dec. 31, 2022 and 2021, Xcel Energy had regulatory assets of $3.9 billion and $3.8 billion, respectively and regulatory liabilities of $6.0 billion and $5.7 billion, respectively. Each subsidiary is subject to regulation that varies from jurisdiction to jurisdiction. If future recovery of costs in any such jurisdiction is no longer probable, Xcel Energy would be required to charge these assets to current net income or other comprehensive income.
At Dec. 31, 2022, in assessing the probability of recovery of recognized regulatory assets, unless otherwise disclosed, Xcel Energy noted no current or anticipated proposals or changes in the regulatory environment that it expects will materially impact the recovery of the assets.
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
At Dec. 31, 2022, Xcel Energy set the rate of return on assets used to measure pension costs at 6.93%, which is 44 basis points higher than the rate set in 2021. The rate of return used to measure postretirement health care costs is 5.00% at Dec. 31, 2022, which is 90 basis points higher than the rate set in 2021. Xcel Energy’s pension investment strategy is based on plan-specific investments that seek to minimize investment and interest rate risk as a plan’s funded status increases over time. This strategy results in a greater percentage of interest rate sensitive securities being allocated to plans with higher funded status ratios and a greater percentage of growth assets being allocated to plans having lower funded status ratios.
Xcel Energy set the discount rates used to value the pension obligations and postretirement health care obligations at 5.80% at Dec. 31, 2022. This represents a 272 basis point and 271 basis point increase, respectively, from 2021. Xcel Energy uses a bond matching study as its primary basis for determining the discount rate used to value pension and postretirement health care obligations. The bond matching study utilizes a portfolio of high grade (Aa or higher) bonds that matches the expected cash flows of Xcel Energy’s benefit plans in amount and duration.

The effective yield on this cash flow matched bond portfolio determines the discount rate for the individual plans. The bond matching study is validated for reasonableness against the Bank of America US Corporate 15+ Bond Index. In addition, Xcel Energy reviews general actuarial survey data to assess the reasonableness of the discount rate selected.
If Xcel Energy were to use alternative assumptions, a 1% change would result in the following impact on 2022 pension costs:

	Pension Costs
(Millions of Dollars)	+1%	-1%
Rate of return (a)	$(11)	$26
Discount rate (a)	$1	$8
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
As of Dec. 31, 2022, the initial medical trend cost claim assumptions for Pre-65 was 6.5% and Post-65 was 5.5%. The ultimate trend assumption remained at 4.5% for both Pre-65 and Post-65 claims costs. Xcel Energy bases its medical trend assumption on the long-term cost inflation expected in the health care market, considering the levels projected and recommended by industry experts, as well as recent actual medical cost experienced by Xcel Energy’s retiree medical plan.
Funding contributions in 2022 were $50 million and will remain relatively consistent in future years. Investment returns were less than the assumed levels in 2022, but exceeded the assumed levels in 2021 and 2020.
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
As differences between actual and expected investment returns are incorporated into the market-related value, amounts are recognized in pension cost over the expected average remaining years of service for active employees (approximately 13 years in 2022).
Xcel Energy currently projects the pension costs recognized for financial reporting purposes will be $66 million in 2023 and $58 million in 2024, while the actual pension costs were $114 million in 2022 and $121 million in 2021. The expected decrease in 2023 is primarily due to the reductions in loss amortizations.
Pension funding contributions across all four of Xcel Energy’s pension plans, both voluntary and required, for 2020 - 2023:
•$50 million in January 2023.
•$50 million in 2022.
•$131 million in 2021.
•$150 million in 2020.
Future amounts may change based on actual market performance, changes in interest rates and any changes in governmental regulations. Therefore, additional contributions could be required in the future. Xcel Energy contributed $13 million, $15 million and $11 million during 2022, 2021 and 2020, respectively, to the postretirement health care plans. Xcel Energy expects to contribute approximately $12 million during 2023. Xcel Energy recovers employee benefits costs in its utility operations consistent with accounting guidance with the exception of the areas noted below.
•NSP-Minnesota recognizes pension expense in all regulatory jurisdictions using the aggregate normal cost actuarial method. Differences between aggregate normal cost and expense as calculated by pension accounting standards are deferred as a regulatory liability.
•In 2021, the PSCW approved NSP-Wisconsin’s request for deferred accounting treatment of the 2021 pension settlement accounting expense. Escrow accounting treatment was also approved for ongoing pension and other post-employment benefit expenses, including settlement charges.
•Regulatory Commissions in Colorado, Texas, New Mexico and FERC jurisdictions allow the recovery of other postretirement benefit costs only to the extent that recognized expense is matched by cash contributions to an irrevocable trust. Xcel Energy has consistently funded at a level to allow full recovery of costs in these jurisdictions.
•PSCo is required to create a regulatory liability that adjusts the annual post-retirement benefits amount to zero in order to match the amount collected in rates.
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
A significant portion of Xcel Energy’s AROs relates to the future decommissioning of NSP-Minnesota’s nuclear facilities. The nuclear decommissioning obligation is funded by the external decommissioning trust fund. Difference between regulatory funding (including depreciation expense less returns from the external trust fund) and expense recognized is deferred as a regulatory asset. The amounts recorded for AROs related to future nuclear decommissioning were $2.2 billion in 2022 and $2.1 billion in 2021.

NSP-Minnesota obtains periodic independent cost studies to estimate the cost and timing of planned nuclear decommissioning activities. Estimates of future cash flows are highly uncertain and may vary significantly from actual results. NSP-Minnesota is required to file a nuclear decommissioning filing every three years. The filing covers all expenses for the decommissioning of the nuclear plants, including decontamination and removal of radioactive material.
The 2022 - 2024 Nuclear Decommissioning Study and Assumptions were approved by the MPUC in August 2022. The MPUC ordered the next triennial decommissioning study be filed by December 1, 2024, allowing for four years between filings.
The following assumptions have a significant effect on the estimated nuclear obligation:
Timing — Decommissioning cost estimates are impacted by each facility’s retirement date and timing of the actual decommissioning activities. Estimated retirement dates coincide with the approved retirement dates which can be different than the expiration dates of each unit’s operating license with the NRC (i.e., 2030 for Monticello and 2033 and 2034 for PI’s Unit 1 and 2, respectively).
In April 2022, the Company received approval from the MPUC, in the Integrated Resource Plan, to pursue extending the operating life of the Monticello Nuclear Generating Plant by ten years from 2030 to 2040. This life extension is subject to NRC approval of Monticello’s nuclear license extension request.
The retirement dates of the Prairie Island Unit 1 and Unit 2 remain unchanged, 2033 and 2034 respectively. The estimated timing of the decommissioning activities is based upon the DECON method, which assumes prompt removal and dismantlement. Decommissioning activities are expected to begin at the commission approved retirement date and be completed for both facilities by 2101.
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
NSP-Minnesota continually makes judgments and estimates related to these critical accounting policy areas, based on an evaluation of the assumptions and uncertainties for each area. The information and assumptions of these judgments and estimates will be affected by events beyond the control of Xcel Energy, or otherwise change over time.
This may require adjustments to recorded results to better reflect updated information that becomes available. The accompanying financial statements reflect management’s best estimates and judgments of the impact of these factors as of Dec. 31, 2022.
See Note 12 to the consolidated financial statements for further information.

Derivatives, Risk Management and Market Risk
We are exposed to a variety of market risks in the normal course of business. Market risk is the potential loss that may occur as a result of adverse changes in the market or fair value for a particular instrument or commodity. All financial and commodity-related instruments, including derivatives, are subject to market risk.
Xcel Energy is exposed to the impact of adverse changes in price for energy and energy-related products, which is partially mitigated by the use of commodity derivatives. In addition to ongoing monitoring and maintaining credit policies intended to minimize overall credit risk, management takes steps to mitigate changes in credit and concentration risks associated with its derivatives and other contracts, including parental guarantees and requests of collateral. While we expect that the counterparties will perform on the contracts underlying our derivatives, the contracts expose us to credit and non-performance risk.
Distress in the financial markets may impact counterparty risk and the fair value of the securities in the nuclear decommissioning fund and pension fund.
Commodity Price Risk — We are exposed to commodity price risk in our electric and natural gas operations. Commodity price risk is managed by entering into long and short-term physical purchase and sales contracts for electric capacity, energy and energy-related products and fuels used in generation and distribution activities.
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

Fair value of net commodity trading contracts as of Dec. 31, 2022:

	Futures / Forwards Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
NSP-Minnesota (a)	$(8)	$(6)	$(7)	$(2)	$(23)
NSP-Minnesota (b)	5	(4)	—	(3)	(2)
PSCo (a)	10	3	3	—	16
PSCo (b)	(56)	(15)	8	—	(63)
	$(49)	$(22)	$4	$(5)	$(72)

	Options Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
NSP-Minnesota (b)	$—	$—	$—	$15	$15
PSCo (b)	40	7	—	—	47
	$40	$7	$—	$15	$62
(a)Prices actively quoted or based on actively quoted prices.
(b)Prices based on models and other valuation methods.
Changes in the fair value of commodity trading contracts before the impacts of margin-sharing for the years ended Dec. 31:

(Millions of Dollars)	2022	2021
Fair value of commodity trading net contracts outstanding at Jan. 1	$(33)	$(54)
Contracts realized or settled during the period	(15)	(54)
Commodity trading contract additions and changes during the period	38	75
Fair value of commodity trading net contracts outstanding at Dec. 31	$(10)	$(33)
A 10% increase and 10% decrease in forward market prices for Xcel Energy’s commodity trading contracts would have likewise increased and decreased pretax income from continuing operations, by approximately $8 million at Dec. 31, 2022 and $13 million at Dec. 31, 2021. Market price movements can exceed 10% under abnormal circumstances.
The utility subsidiaries’ commodity trading operations measure the outstanding risk exposure to price changes on contracts and obligations using an industry standard methodology known as VaR. VaR expresses the potential change in fair value of the outstanding contracts and obligations over a particular period of time under normal market conditions.
The VaRs for the NSP-Minnesota and PSCo commodity trading operations, excluding both non-derivative transactions and derivative transactions designated as normal purchases and normal sales, calculated on a consolidated basis using a Monte Carlo simulation with a 95% confidence level and a one-day holding period, were as follows:

(Millions of Dollars)	Year Ended Dec. 31	Average	High	Low
2022	$2	$1	$5	$—
2021	$1	$2	$52	$1
A short-term increase in VaR occurred during the week of Feb. 12, 2021 through Feb. 18, 2021. On Feb. 17, 2021, the portfolio VaR reached a high of $52 million. This increase in VaR was driven by the unprecedented market conditions during Winter Storm Uri. Prior to this weather event, VaR was $1 million and returned to $1 million by Feb. 19, 2021.
Nuclear Fuel Supply — NSP-Minnesota has contracted for its 2023 and 2024 enriched nuclear material requirements, which are in various stages of processing in Canada, Europe, and the United States. NSP-Minnesota is scheduled to take delivery of approximately 26% of its average enriched nuclear material requirements from Russia through 2030. We are closely monitoring the evolving situation in Ukraine and its global impacts. NSP-Minnesota is in the process of entering into new contracts to reduce the risk of supply interruptions of nuclear material from Russia. NSP-Minnesota will take additional further action to reduce this risk as necessary.
Interest Rate Risk — Xcel Energy is subject to interest rate risk. Our risk management policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives.
A 100 basis point change in the benchmark rate on Xcel Energy’s variable rate debt would impact pretax interest expense annually by approximately $8 million and $11 million in 2022 and 2021, respectively.
NSP-Minnesota maintains a nuclear decommissioning fund, as required by the NRC. The nuclear decommissioning fund is subject to interest rate and equity price risk. The fund is invested in a diversified portfolio of debt securities, equity securities and other investments. These investments may be used only for the purpose of decommissioning NSP-Minnesota’s nuclear generating plants.
Fluctuations in equity prices or interest rates affecting the nuclear decommissioning fund do not have a direct impact on earnings due to the application of regulatory accounting. Realized and unrealized gains on the decommissioning fund investments are deferred as an offset of NSP-Minnesota’s regulatory asset for nuclear decommissioning costs.
The value of pension and postretirement plan assets and benefit costs are impacted by changes in discount rates and expected return on plan assets. Xcel Energy’s ongoing pension and postretirement investment strategy is based on plan-specific investment recommendations that seek to optimize potential investment risk and minimize interest rate risk associated with changes in the obligations as a plan’s funded status increases over time. The impacts of fluctuations in interest rates on pension and postretirement costs are mitigated by pension cost calculation methodologies and regulatory mechanisms that minimize the earnings impacts of such changes.
Credit Risk — Xcel Energy is also exposed to credit risk. Credit risk relates to the risk of loss resulting from counterparties’ nonperformance on their contractual obligations. Xcel Energy maintains credit policies intended to minimize overall credit risk and actively monitors these policies to reflect changes and scope of operations.
At Dec. 31, 2022, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $56 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $47 million. At Dec. 31, 2021, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $36 million, while a decrease in prices of 10% would have resulted in an decrease in credit exposure of $26 million.
Xcel Energy conducts credit reviews for all wholesale, trading and non-trading commodity counterparties and employs credit risk controls, such as letters of credit, parental guarantees, master netting agreements and termination provisions.
Credit exposure is monitored, and when necessary, the activity with a specific counterparty is limited until credit enhancement is provided. Distress in the financial markets could increase our credit risk.

Fair Value Measurements
Derivative contracts, with the exception of those designated as normal purchases and normal sales, are reported at fair value. Xcel Energy’s investments held in the nuclear decommissioning fund, rabbi trusts, pension and other postretirement funds are also subject to fair value accounting. See Notes 10 and 11 to the consolidated financial statements for further information.

Liquidity and Capital Resources
Cash Flows
Operating Cash Flows

(Millions of Dollars)	Twelve Months Ended Dec. 31
Cash provided by operating activities — 2021	$2,189

Components of change — 2022 vs. 2021
Higher net income	139
Non-cash transactions	257
Changes in working capital	(300)
Changes in net regulatory and other assets and liabilities	1,647
Cash provided by operating activities — 2022	$3,932
Net cash provided by operating activities increased by $1,743 million for 2022 as compared to 2021. The increase was primarily due to the deferral of net natural gas, fuel and purchased energy costs incurred during Winter Storm Uri in the first quarter of 2021.
Investing Cash Flows

(Millions of Dollars)	Twelve Months Ended Dec. 31
Cash used in investing activities — 2021	$(4,287)

Components of change — 2022 vs. 2021
Increased capital expenditures	(394)
Other investing activities	28
Cash used in investing activities — 2022	$(4,653)
Net cash used in investing activities increased by $366 million for 2022 as compared to 2021. The increase in capital expenditures was largely due to continued system expansion.
Financing Cash Flows

(Millions of Dollars)	Twelve Months Ended Dec. 31
Cash provided by financing activities — 2021	$2,135

Components of change — 2022 vs. 2021
Lower debt issuances	(1,159)
Higher repayments of long-term debt	(184)
Lower proceeds from issuance of common stock	(44)
Higher dividends paid to shareholders	(77)
Other financing activities	(5)
Cash provided by financing activities — 2022	$666
Net cash provided by financing activities decreased by $1,469 million for 2022 as compared to 2021. The decrease was primarily related to the amount/timing of debt issuances and repayments associated with Winter Storm Uri.
See Note 5 to the consolidated financial statements for further information.
Capital Requirements
Xcel Energy has contractual obligations and other commitments that will need to be funded in the future. Xcel Energy expects to have adequate amounts of cash from operating and financing activities to meet both its short-term and long-term cash requirements. Xcel Energy’s financing requirements are dependent on both existing contractual obligations and other commitments, as well as projected capital forecasts. Xcel Energy expects to meet future financing requirements by periodically issuing short-term debt, long-term debt, common stock, hybrid and other securities to maintain desired capitalization ratios. Projected future financing requirements can be impacted by various factors including constraints to supply chain and labor, as well as inflation.
Recovery of the effects of inflation through higher customer rates is dependent upon receiving adequate and timely rate increases. Rate increases may not be retroactive and often lag increases in costs caused by inflation. On occasion, Xcel Energy may enter into rate settlement agreements, which require us to wait for a period of time to file the next base rate increase request. These agreements may result in regulatory lag whereby the impact of inflation may not yet be reflected in rates, or a delay may occur between capital project completion and the start of rate recovery. Xcel Energy attempts to mitigate the potential impact of inflation through the use of fuel, energy and other cost adjustment clauses and bill riders, by employing prudent risk management and hedging strategies and by considering, among other areas, its impact on purchases of energy, operating expenses, materials and equipment costs, contract negotiations, future capital spending programs and long-term debt issuances.

Material Cash Requirements and Other Commitments

	Payments Due by Period (as of Dec. 31, 2022)
(Millions of Dollars)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Long-term debt, principal and interest payments	$39,750	$2,059	$3,492	$2,714	$31,485
Finance lease obligations	228	10	20	17	181
Operating leases obligations (a)	1,457	264	506	287	400
Unconditional purchase obligations (b)	5,129	1,899	1,475	921	834
Other long-term obligations, including current portion (c)	111	53	35	23	—
Other short-term obligations	436	436	—	—	—
Short-term debt	813	813	—	—	—
Total contractual cash obligations	$47,924	$5,534	$5,528	$3,962	$32,900
(a)Included in operating lease obligations are $231 million, $455 million, $251 million and $326 million, for the less than 1 year, 1 - 3 years, 3 - 5 years and after 5 years categories, respectively, pertaining to PPAs that were accounted for as operating leases.
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
(c)Primarily consists of contracts for information technology services.
Capital Expenditures — Base capital expenditures and incremental capital forecasts:

	Actual	Base Capital Forecast (Millions of Dollars)
By Regulated Utility	2022	2023	2024	2025	2026	2027	2023 - 2027 Total
PSCo	$1,940	$2,140	$2,440	$2,550	$1,980	$2,190	$11,300
NSP-Minnesota	1,980	2,000	2,400	2,530	2,200	2,580	11,710
SPS	610	710	780	720	770	900	3,880
NSP-Wisconsin	370	540	570	500	450	540	2,600
Other (a)	(10)	10	10	(30)	10	10	10
Total base capital expenditures	$4,890	$5,400	$6,200	$6,270	$5,410	$6,220	$29,500
(a) Other category includes intercompany transfers for safe harbor wind turbines.

	Actual	Base Capital Forecast (Millions of Dollars)
By Function	2022	2023	2024	2025	2026	2027	2023 - 2027 Total
Electric distribution	$1,370	$1,610	$1,790	$1,680	$2,000	$2,450	$9,530
Electric transmission	960	1,280	1,650	1,890	1,690	1,900	8,410
Electric generation	720	710	910	900	560	650	3,730
Natural gas	730	740	730	760	650	680	3,560
Other	700	780	840	570	510	540	3,240
Renewables	410	280	280	470	—	—	1,030
Total base capital expenditures	$4,890	$5,400	$6,200	$6,270	$5,410	$6,220	$29,500
The base five-year capital forecast includes transmission expansion through the proposed Colorado Pathway (approximately $1.7 billion) and MISO Tranche 1 (approximately $1.2 billion) as well as the proposed 460 MW Sherco Solar Generating Unit 1 and 2 (approximately $600 million).
The base capital investment plan does not include any potential renewable generation assets approved in our Minnesota and Colorado resource plans or additional transmission capital needed to integrate new renewable generation additions in Colorado, beyond the Pathway project.
We expect further clarification in the second half of 2023 after the commissions rule on the recommended resource plan portfolios, which could result in incremental capital expenditures of approximately $2 to $4 billion (assuming 50% ownership of the renewable projects). Furthermore, the base capital investment plan does not include any potential generation assets associated with our 2022 SPS Request for Proposal, which seeks up to 947 MW of new or existing capacity resources.
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

Current estimated financing plans of Xcel Energy for 2023 through 2027:

(Millions of Dollars)
Funding Capital Expenditures
Cash from operations (a)	$20,540
New debt (b)	8,210
Equity through the DRIP and benefit program	425
Other equity	325
Base capital expenditures 2023 - 2027	$29,500

Maturing Debt	$3,800
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
Common Stock Dividends — Future dividend levels will be dependent on Xcel Energy’s results of operations, financial condition, cash flows, reinvestment opportunities and other factors, and will be evaluated by the Xcel Energy Inc. Board of Directors. In February 2023, Xcel Energy announced an increase in the annual dividend of 13 cents per share, which represents an increase of 6.7%.
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
Funded status and pension assumptions:

(Millions of Dollars)	Dec. 31, 2022	Dec. 31, 2021
Fair value of pension assets	$2,685	$3,670
Projected pension obligation (a)	2,871	3,718
Funded status	$(186)	$(48)
(a)Excludes non-qualified plan of $11 million and $43 million at Dec. 31, 2022 and 2021, respectively.

Pension Assumptions	2022	2021
Discount rate	5.80%	3.08%
Expected long-term rate of return	6.93	6.49
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
Short-Term Investments — Xcel Energy Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS maintain cash and short-term investment accounts.
Short-Term Debt — Xcel Energy Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS each have individual commercial paper programs. Authorized levels for these commercial paper programs are:
•$1.50 billion for Xcel Energy Inc.
•$700 million for PSCo.
•$700 million for NSP-Minnesota.
•$500 million for SPS.
•$150 million for NSP-Wisconsin.
See Note 5 to the consolidated financial statements for further information.
Credit Facility Agreements — Xcel Energy Inc., NSP-Minnesota, PSCo and SPS each have the right to request an extension of the revolving credit facility for two additional one-year periods. NSP-Wisconsin has the right to request an extension of the revolving credit facility for an additional year. All extension requests are subject to majority bank group approval.
As of Feb. 22, 2023, Xcel Energy Inc. and its utility subsidiaries had the following committed credit facilities available to meet liquidity needs:

(Millions of Dollars)	Facility (a)	Drawn (b)	Available	Cash	Liquidity
Xcel Energy Inc.	$1,500	$328	$1,172	$6	$1,178
PSCo	700	123	577	5	582
NSP-Minnesota	700	186	514	6	520
SPS	500	91	409	2	411
NSP-Wisconsin	150	29	121	2	123
Total	$3,550	$757	$2,793	$21	$2,814
(a)Credit facilities expire in September 2027.
(b)Includes outstanding commercial paper and letters of credit.
Registration Statements — Xcel Energy Inc.’s Articles of Incorporation authorize the issuance of one billion shares of $2.50 par value common stock. As of Dec. 31, 2022 and 2021, Xcel Energy had approximately 550 million shares and 544 million shares of common stock outstanding, respectively.
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

Planned Financing Activity — Xcel Energy’s 2023 financing plans reflect the following:

(Millions of Dollars)	Security	Amount	Anticipated Timing
Xcel Energy Inc.	Senior Unsecured Bonds	$500	Third Quarter
PSCo	First Mortgage Bonds	700	Second Quarter
SPS	First Mortgage Bonds	100	Third Quarter
NSP-Minnesota	First Mortgage Bonds	750	Second Quarter
NSP-Wisconsin	First Mortgage Bonds	125	Second Quarter
Long-Term Borrowings, Equity Issuances and Other Financing Instruments — Xcel Energy also plans to issue approximately $85 million of equity annually through the DRIP and benefit programs during the five-year forecast time period.
See Note 5 to the consolidated financial statements for further information.
Earnings Guidance and Long-Term EPS and Dividend Growth Rate Objectives
Xcel Energy 2023 Earnings Guidance — Xcel Energy’s 2023 GAAP and ongoing earnings guidance is a range of $3.30 to $3.40 per share.(a)
Key assumptions as compared with 2022 levels unless noted:
•Constructive outcomes in all rate case and regulatory proceedings.
•Normal weather patterns for the year.
•Weather-normalized retail electric sales are projected to increase ~1%.
•Weather-normalized retail firm natural gas sales are projected to increase ~1%.
•Capital rider revenue is projected to increase $90 million to $100 million (net of PTCs).
•O&M expenses are projected to decline ~2%.
•Depreciation expense is projected to increase approximately $130 million to $140 million.
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
Xcel Energy Inc. management assessed the effectiveness of Xcel Energy Inc.’s internal control over financial reporting as of Dec. 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we believe that, as of Dec. 31, 2022, Xcel Energy Inc.’s internal control over financial reporting is effective at the reasonable assurance level based on those criteria.
Xcel Energy Inc.’s independent registered public accounting firm has issued an attestation report on Xcel Energy Inc.’s internal control over financial reporting. Its report appears herein.

/s/ ROBERT C. FRENZEL	/s/ BRIAN J. VAN ABEL
Robert C. Frenzel	Brian J. Van Abel
Chairman, President, Chief Executive Officer and Director	Executive Vice President, Chief Financial Officer
Feb. 23, 2023	Feb. 23, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Xcel Energy Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Xcel Energy Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
February 23, 2023

We have served as the Company’s auditor since 2002.

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share data)

	Year Ended Dec. 31
	2022	2021	2020
Operating revenues
Electric	$12,123	$11,205	$9,802
Natural gas	3,080	2,132	1,636
Other	107	94	88
Total operating revenues	15,310	13,431	11,526

Operating expenses
Electric fuel and purchased power	5,005	4,733	3,512
Cost of natural gas sold and transported	1,910	1,081	689
Cost of sales — other	44	38	37
Operating and maintenance expenses	2,491	2,321	2,324
Conservation and demand side management expenses	331	304	288
Depreciation and amortization	2,413	2,121	1,948
Taxes (other than income taxes)	688	630	612
Total operating expenses	12,882	11,228	9,410

Operating income	2,428	2,203	2,116

Other (expense) income, net	(13)	5	(6)
Earnings from equity method investments	36	62	40
Allowance for funds used during construction — equity	75	73	115

Interest charges and financing costs
Interest charges — includes other financing costs of $31, $29 and $28, respectively	953	842	840
Allowance for funds used during construction — debt	(28)	(26)	(42)
Total interest charges and financing costs	925	816	798

Income before income taxes	1,601	1,527	1,467
Income tax benefit	(135)	(70)	(6)
Net income	$1,736	$1,597	$1,473

Weighted average common shares outstanding:
Basic	547	539	527
Diluted	547	540	528

Earnings per average common share:
Basic	$3.18	$2.96	$2.79
Diluted	3.17	2.96	2.79

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions)

	Year Ended Dec. 31
	2022	2021	2020

Net income	$1,736	$1,597	$1,473
Other comprehensive income
Pension and retiree medical benefits:
Net pension and retiree medical gains (losses) arising during the period, net of tax of $1, $— and $(2), respectively	5	—	(5)
Reclassification of losses to net income, net of tax of $1, $3 and $3, respectively	4	8	10
Derivative instruments:
Net fair value increase (decrease), net of tax of $6, $1 and $(3), respectively	16	4	(10)
Reclassification of losses to net income, net of tax of $2, $2 and $2, respectively	5	6	5

Total other comprehensive income	30	18	—
Total comprehensive income	$1,766	$1,615	$1,473
See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)

	Year Ended Dec. 31
	2022	2021	2020
Operating activities
Net income	$1,736	$1,597	$1,473
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,436	2,143	1,959
Nuclear fuel amortization	118	114	123
Deferred income taxes	(140)	(79)	(8)
Allowance for equity funds used during construction	(75)	(73)	(115)
Earnings from equity method investments	(36)	(62)	(40)
Dividends from equity method investments	37	42	42
Provision for bad debts	73	60	60
Share-based compensation expense	20	31	73
Changes in operating assets and liabilities:
Accounts receivable	(429)	(164)	(154)
Accrued unbilled revenues	(243)	(149)	(3)
Inventories	(203)	(126)	(80)
Other current assets	(58)	(34)	(45)
Accounts payable	195	138	(33)
Net regulatory assets and liabilities	570	(973)	(144)
Other current liabilities	102	(1)	29
Pension and other employee benefit obligations	(49)	(135)	(125)
Other, net	(122)	(140)	(164)
Net cash provided by operating activities	3,932	2,189	2,848

Investing activities
Capital/construction expenditures	(4,638)	(4,244)	(5,369)
Sale of MEC	—	—	684
Purchase of investment securities	(1,332)	(757)	(1,398)
Proceeds from the sale of investment securities	1,297	743	1,378
Other, net	20	(29)	(35)
Net cash used in investing activities	(4,653)	(4,287)	(4,740)

Financing activities
(Repayments of) proceeds from short-term borrowings, net	(192)	421	(11)
Proceeds from issuances of long-term debt	2,164	2,710	2,940
Repayments of long-term debt	(601)	(417)	(1,001)
Proceeds from issuance of common stock	322	366	727
Dividends paid	(1,012)	(935)	(856)
Other, net	(15)	(10)	(26)
Net cash provided by financing activities	666	2,135	1,773

Net change in cash and cash equivalents	(55)	37	(119)
Cash, cash equivalents and restricted cash at beginning of period	166	129	248
Cash, cash equivalents and restricted cash at end of period	$111	$166	$129

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(887)	$(788)	$(758)
Cash (paid) received for income taxes, net	(15)	(4)	12

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$626	$501	$400
Inventory transfers to property, plant and equipment	78	87	275
Operating lease right-of-use assets	141	8	369
Allowance for equity funds used during construction	75	73	115
Issuance of common stock for reinvested dividends and/or equity awards	57	60	67
See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in millions, except share and per share)

	Dec. 31
	2022	2021
Assets
Current assets
Cash and cash equivalents	$111	$166
Accounts receivable, net	1,373	1,018
Accrued unbilled revenues	1,105	862
Inventories	803	631
Regulatory assets	1,059	1,106
Derivative instruments	279	123
Prepaid taxes	54	44
Prepayments and other	360	289
Total current assets	5,144	4,239

Property, plant and equipment, net	48,253	45,457

Other assets
Nuclear decommissioning fund and other investments	3,234	3,628
Regulatory assets	2,871	2,738
Derivative instruments	93	67
Operating lease right-of-use assets	1,204	1,291
Other	389	431
Total other assets	7,791	8,155
Total assets	$61,188	$57,851

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$1,151	$601
Short-term debt	813	1,005
Accounts payable	1,804	1,409
Regulatory liabilities	418	271
Taxes accrued	569	569
Accrued interest	217	209
Dividends payable	268	249
Derivative instruments	76	69
Operating lease liabilities	217	205
Other	545	459
Total current liabilities	6,078	5,046

Deferred credits and other liabilities
Deferred income taxes	4,756	4,894
Deferred investment tax credits	48	53
Regulatory liabilities	5,569	5,405
Asset retirement obligations	3,380	3,151
Derivative instruments	113	105
Customer advances	181	196
Pension and employee benefit obligations	390	306
Operating lease liabilities	1,038	1,146
Other	147	158
Total deferred credits and other liabilities	15,622	15,414

Commitments and contingencies
Capitalization
Long-term debt	22,813	21,779
Common stock — 1,000,000,000 shares authorized of $2.50 par value; 549,578,018 and 544,025,269 shares outstanding at Dec. 31, 2022 and Dec. 31, 2021, respectively	1,374	1,360
Additional paid in capital	8,155	7,803
Retained earnings	7,239	6,572
Accumulated other comprehensive loss	(93)	(123)
Total common stockholders’ equity	16,675	15,612
Total liabilities and equity	$61,188	$57,851

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY
(amounts in millions, except per share data; shares in actual amounts)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholders’ Equity
	Shares	Par Value	Additional Paid In Capital

Balance at Dec. 31, 2019	524,539,000	$1,311	$6,656	$5,413	$(141)	$13,239

Net income				1,473		1,473
Dividends declared on common stock ($1.72 per share)				(909)		(909)
Issuances of common stock	12,953,869	33	731			764
Repurchases of common stock	(54,475)	—	(4)			(4)
Share-based compensation			21	(7)		14
Adoption of ASC Topic 326				(2)		(2)
Balance at Dec. 31, 2020	537,438,394	$1,344	$7,404	$5,968	$(141)	$14,575

Net Income				1,597		1,597
Other comprehensive loss					18	18
Dividends declared on common stock ($1.83 per share)				(989)		(989)
Issuances of common stock	6,586,875	16	387			403
Share-based compensation			12	(4)		8
Balance at Dec. 31, 2021	544,025,269	$1,360	$7,803	$6,572	$(123)	$15,612

Net income				1,736		1,736
Other comprehensive income					30	30
Dividends declared on common stock ($1.95 per share)				(1,066)		(1,066)
Issuances of common stock	5,552,749	14	345			359
Share-based compensation			7	(3)		4
Balance at Dec. 31, 2022	549,578,018	$1,374	$8,155	$7,239	$(93)	$16,675

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies
General — Xcel Energy Inc.’s utility subsidiaries are engaged in the regulated generation, purchase, transmission, distribution and sale of electricity and the regulated purchase, transportation, distribution and sale of natural gas.
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
Xcel Energy Inc.’s nonregulated subsidiaries include:

Nonregulated Subsidiary	Purpose
Eloigne	Invests in rental housing projects that qualify for low-income housing tax credits.
Capital Services	Procures equipment for construction of renewable generation facilities at other subsidiaries.
Venture Holdings	Invests in limited partnerships, including EIP funds with portfolios of investments in energy technology companies.
Nicollet Project Holdings	Invests in nonregulated assets such as the Minnesota community solar gardens.
Xcel Energy Inc. owns the following additional direct subsidiaries, some of which are intermediate holding companies with additional subsidiaries:

Direct Subsidiary
Xcel Energy Wholesale Group Inc.
Xcel Energy Market Holdings Inc.
Xcel Energy Ventures Inc.
Xcel Energy Retail Holdings Inc.
Xcel Energy Communication Group, Inc.
Xcel Energy International Inc.
Xcel Energy Transmission Holding Company, LLC
Nicollet Holdings Company, LLC
Xcel Energy Nuclear Services Holdings, LLC
Xcel Energy Services Inc.
Xcel Energy and its subsidiaries collectively are referred to as Xcel Energy.
Xcel Energy’s consolidated financial statements include its wholly-owned subsidiaries and VIEs for which it is the primary beneficiary. All intercompany transactions and balances are eliminated unless a different treatment is appropriate for rate regulated transactions. The equity method of accounting is used for its investments in EIP funds and WYCO.
Investments in certain plants and transmission facilities are jointly owned with nonaffiliated utilities. A proportionate share of jointly owned facilities is recorded as property, plant and equipment on the consolidated balance sheets, and Xcel Energy’s share of operating costs associated with these facilities is included in the consolidated statements of income.
The consolidated financial statements are presented in accordance with GAAP. All of the utility subsidiaries’ underlying accounting records also conform to the FERC uniform system of accounts.
Certain amounts in the consolidated financial statements or notes have been reclassified for comparative purposes; however, such reclassifications did not affect net income, total assets, liabilities, equity or cash flows.
Xcel Energy has evaluated events occurring after Dec. 31, 2022 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.
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
Regulatory Accounting — The regulated utility subsidiaries account for income and expense items in accordance with accounting guidance for regulated operations. Under this guidance:
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
Estimates and assumptions for recovery of deferred costs and refund of deferred credits are based on specific ratemaking decisions, precedent or other information available. Regulatory assets and liabilities are amortized consistent with the treatment in the rate setting process.
If changes in the regulatory environment occur, the utility subsidiaries may no longer be eligible to apply this accounting treatment and may be required to eliminate regulatory assets and liabilities. Such changes could have a material effect on Xcel Energy’s results of operations, financial condition and cash flows.
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
Rates are utilized that are scheduled to be in effect when the temporary differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date.
The effects of tax rate changes that are attributable to the utility subsidiaries are generally subject to a normalization method of accounting. Therefore, the revaluation of most of the utility subsidiaries’ net deferred taxes upon a tax rate reduction results in the establishment of a net regulatory liability, refundable to utility customers over the remaining life of the related assets.
Xcel Energy anticipates that a tax rate increase would predominantly result in the establishment of a regulatory asset, subject to an evaluation of whether future recovery is expected.

Reversal of certain temporary differences are accounted for as current income tax expense due to the effects of past regulatory practices when deferred taxes were not required to be recorded due to the use of flow through accounting for ratemaking purposes.
Tax credits are recorded when earned unless there is a requirement to defer the benefit and amortize over the book depreciable lives of the related property. The requirement to defer and amortize these credits specifically applies to certain federal ITCs, as determined by tax regulations and Xcel Energy tax elections. For tax credits otherwise eligible to be recognized when earned, Xcel Energy considers the impact of rate regulation to determine if these credits and related adjustments should be deferred as regulatory assets or liabilities.
Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Utility rate regulation has resulted in the recognition of regulatory assets and liabilities related to income taxes.
Xcel Energy measures and discloses uncertain tax positions that it has taken or expects to take in its income tax returns. A tax position is recognized in the consolidated financial statements when it is more likely than not that the position will be sustained upon examination based on the technical merits of the position. Recognition of changes in uncertain tax positions are reflected as a component of income tax expense.
Interest and penalties related to income taxes are reported within other (expense) income or interest charges in the consolidated statements of income.
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
Depreciation expense is recorded using the straight-line method over the plant’s commission approved useful life. Actuarial life studies are performed and submitted to the state and federal commissions for review. Upon acceptance by the various commissions, the resulting lives and net salvage rates are used to calculate depreciation. Plant removal costs are typically recognized at the amounts recovered in rates as authorized by the applicable regulator. Accumulated removal costs are reflected in the consolidated balance sheet as a regulatory liability. Depreciation expense, expressed as a percentage of average depreciable property, was approximately 3.7% for 2022, 3.5% for 2021 and 3.4% for 2020.
See Note 3 for further information.
AROs — Xcel Energy records AROs as a liability for the fair value of an ARO to be recognized in the period incurred (if it can be reasonably estimated), with the offsetting/associated costs capitalized as a long-lived asset. The liability is generally increased over time by applying the effective interest method of accretion and the capitalized costs are typically depreciated over the useful life of the long-lived asset. Changes resulting from revisions to timing or amounts of expected asset retirement cash flows are recognized as an increase or a decrease in the ARO.
See Note 12 for further information.
Nuclear Decommissioning — Nuclear decommissioning studies that estimate NSP-Minnesota’s costs of decommissioning its nuclear power plants are normally performed at least every three years and submitted to the state commissions for approval. Due to other regulatory activity, the next decommissioning study has been deferred one year until 2024.
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
See Note 11 for further information.
Environmental Costs — Environmental costs are recorded when it is probable Xcel Energy is liable for remediation costs and the amount can be reasonably estimated. Costs are deferred as a regulatory asset if it is probable the costs will be recovered from customers in future rates. Otherwise, the costs are expensed. For certain environmental costs related to facilities currently in use, such as for emission-control equipment, the cost is capitalized and depreciated over the life of the plant.

Estimated remediation costs are regularly adjusted as estimates are revised and remediation is performed. If other participating potentially responsible parties exist and acknowledge their potential involvement with a site, costs are estimated and recorded only for Xcel Energy’s expected share of the cost.
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
A separate financing component of collections from customers is not recognized as contract terms are short-term in nature. Revenues are net of any excise or sales taxes or fees. The utility subsidiaries recognize physical sales to customers (native load and wholesale) on a gross basis in electric revenues and cost of sales. Revenues and charges for short-term physical wholesale sales of excess energy transacted through RTOs are also recorded on a gross basis. Other revenues and charges settled/facilitated through an RTO are recorded on a net basis in cost of sales.
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
As of Dec. 31, 2022 and 2021, the allowance for bad debts was $122 million and $106 million, respectively.
Inventory — Inventory is recorded at the lower of average cost or net realizable value and consisted of the following:

(Millions of Dollars)	Dec. 31, 2022	Dec. 31, 2021
Inventories
Materials and supplies	$330	$289
Fuel	201	182
Natural gas	272	160
Total inventories	$803	$631
Equity Method Investments — The equity method of accounting is used for certain investments including WYCO and EIP funds, which requires Xcel Energy’s recognition of its share of these investees’ results, based on Xcel Energy’s proportional ownership interest. For investments in EIP funds, this includes Xcel Energy’s share of fund expenses and realized gains and losses, as well as unrealized gains and losses resulting from valuations of the funds’ investments in emerging energy technology companies.
Fair Value Measurements — Xcel Energy presents cash equivalents, interest rate derivatives, commodity derivatives and nuclear decommissioning fund assets at estimated fair values in its consolidated financial statements.
For interest rate derivatives, quoted prices based primarily on observable market interest rate curves are used to estimate fair value. For commodity derivatives, the most observable inputs available are generally used to determine the fair value of each contract. In the absence of a quoted price, quoted prices for similar contracts or internally prepared valuation models may be used to determine fair value.
For the pension and postretirement plan assets and nuclear decommissioning fund, published trading data and pricing models, generally using the most observable inputs available, are utilized to determine fair value for each security.
See Notes 10 and 11 for further information.
Derivative Instruments — Xcel Energy uses derivative instruments in connection with its commodity trading activities, and to manage risk associated with changes in interest rates, and utility commodity prices, including forward contracts, futures, swaps and options. Any derivative instruments not qualifying for the normal purchases and normal sales exception are recorded on the consolidated balance sheets at fair value as derivative instruments. Classification of changes in fair value for those derivative instruments is dependent on the designation of a qualifying hedging relationship.
Changes in fair value of derivative instruments not designated in a qualifying hedging relationship are reflected in current earnings or as a regulatory asset or liability. Classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.
Gains or losses on commodity trading transactions are recorded as a component of electric operating revenues.
Normal Purchases and Normal Sales — Xcel Energy enters into contracts for purchases and sales of commodities for use in its operations. At inception, contracts are evaluated to determine whether they contain a derivative, and if so, whether they may be exempted from derivative accounting if designated as normal purchases or normal sales.
See Note 10 for further information.
Commodity Trading Operations — All applicable gains and losses related to commodity trading activities are shown on a net basis in electric operating revenues in the consolidated statements of income.
Commodity trading activities are not associated with energy produced from generation assets or energy and capacity purchased to serve native load. Commodity trading contracts are recorded at fair market value and commodity trading results include the impact of all margin-sharing mechanisms.
See Note 10 for further information.
Other Utility Items
AFUDC — AFUDC represents the cost of capital used to finance utility construction activity and is computed by applying a composite financing rate to qualified CWIP. The amount of AFUDC capitalized as a utility construction cost is credited to other nonoperating income (for equity capital) and interest charges (for debt capital). AFUDC amounts capitalized are included in Xcel Energy’s rate base.

Alternative Revenue — Certain rate rider mechanisms (including decoupling/sales true up and CIP/DSM programs) qualify as alternative revenue programs. These mechanisms arise from instances in which the regulator authorizes a future surcharge in response to past activities or completed events. When certain criteria are met, including expected collection within 24 months, revenue is recognized, which may include incentives and return on rate base items.
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
Emissions Allowances — Emissions allowances are recorded at cost, including broker commission fees. The inventory accounting model is utilized for all emissions allowances and any sales of these allowances are included in electric revenues.
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
An inventory accounting model is used to account for RECs, however these assets are classified as regulatory assets if amounts are recoverable in future rates.
Sales of RECs are recorded in electric revenues on a gross basis. The cost of these RECs and amounts credited to customers under margin-sharing mechanisms are recorded in electric fuel and purchased power expense.
Cost of RECs that are utilized to support commodity trading activities are recorded in a similar manner as the associated commodities and are on a net basis in electric operating revenues in the consolidated statements of income.

2. Accounting Pronouncements
As of Dec. 31, 2022, there was no material impact from the recent adoption of new accounting pronouncements, nor expected material impact from recently issued accounting pronouncements yet to be adopted, on Xcel Energy’s consolidated financial statements.

3. Property, Plant and Equipment
Major classes of property, plant and equipment

(Millions of Dollars)	Dec. 31, 2022	Dec. 31, 2021
Property, plant and equipment, net
Electric plant	$49,639	$48,680
Natural gas plant	8,514	7,758
Common and other property	2,970	2,602
Plant to be retired (a)	2,217	1,200
CWIP	2,124	1,969
Total property, plant and equipment	65,464	62,209
Less accumulated depreciation	(17,502)	(17,060)
Nuclear fuel	3,183	3,081
Less accumulated amortization	(2,892)	(2,773)
Property, plant and equipment, net	$48,253	$45,457
(a)Amounts as of Dec. 31, 2021 include Sherco Units 1, 2 and 3 and A.S. King for NSP-Minnesota; Comanche Unit 1 and 2 and Craig Units 1 and 2 for PSCo; and Tolk and coal generation assets at Harrington pending facility gas conversion for SPS. Following the June 2022 approval of PSCo’s revised resource plan settlement, amounts as of Dec. 31, 2022 include the addition of Comanche Unit 3, Hayden Units 1 and 2 and coal generation assets at Pawnee pending facility gas conversion as well as the removal of Comanche Unit 1 that was retired in 2022. Amounts are presented net of accumulated depreciation.
Joint Ownership of Generation, Transmission and Gas Facilities
The utility subsidiaries’ jointly owned assets as of Dec. 31, 2022:

(Millions of Dollars, Except Percent Owned)	Plant in Service	Accumulated Depreciation	Percent Owned
NSP-Minnesota
Electric generation:
Sherco Unit 3	$623	$468	59%
Sherco common facilities	180	115	80
Sherco substation	5	4	59
Electric transmission:
Grand Meadow	11	3	50
Huntley Wilmarth	49	1	50
CapX2020	818	124	51
Total NSP-Minnesota (a)	$1,686	$715
(a)Projects additionally include $4 million in CWIP.

(Millions of Dollars, Except Percent Owned)	Plant in Service	Accumulated Depreciation	Percent Owned
NSP-Wisconsin
Electric transmission:
La Crosse, WI to Madison, WI	$177	$20	37%
CapX2020	166	34	80
Total NSP-Wisconsin (a)	$343	$54
(a)Projects additionally include $1 million in CWIP.

(Millions of Dollars, Except Percent Owned)	Plant in Service	Accumulated Depreciation	Percent Owned
PSCo
Electric generation:
Hayden Unit 1	$157	$99	76%
Hayden Unit 2	151	81	37
Hayden common facilities	42	29	53
Craig Units 1 and 2	82	51	10
Craig common facilities	39	24	7
Comanche Unit 3	918	174	67
Comanche common facilities	28	3	82
Electric transmission:
Transmission and other facilities	186	72	Various
Gas transmission:
Rifle, CO to Avon, CO	25	9	60
Gas transmission compressor	8	2	50
Total PSCo (a)	$1,636	$544
(a)Projects additionally include $10 million in CWIP.
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
Components of regulatory assets:

(Millions of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2022		Dec. 31, 2021 (a)
Regulatory Assets			Current	Noncurrent	Current	Noncurrent
Pension and retiree medical obligations	11	Various	$22	$1,069	$77	$944
Net AROs (b)	1, 12	Various	—	339	—	(112)
Deferred natural gas, electric, steam energy/fuel costs		One to five years	581	299	504	543
Recoverable deferred taxes on AFUDC		Plant lives	—	292	—	289
Excess deferred taxes — TCJA	7	Various	13	205	14	219
Depreciation differences		One to 12 years	17	193	16	173
Environmental remediation costs	1, 12	Various	20	92	14	92
Benson biomass PPA termination and asset purchase		Six years	10	45	10	55
PI extended power uprate		12 years	4	42	4	46
Conservation programs (c)	1	One to two years	16	36	21	35
Purchased power contract costs		Term of related contract	10	36	9	45
State commission adjustments		Plant lives	1	33	1	32
Losses on reacquired debt		Term of related debt	3	32	3	35
Contract valuation adjustments (d)	1, 10	Term of related contract	28	28	22	34
Grid modernization costs		Various	14	24	—	36
Gas pipeline inspection and remediation costs		One to two years	42	13	33	12
Nuclear refueling outage costs	1	One to two years	30	12	37	16
Renewable resources and environmental initiatives		One to two years	50	6	170	48
Texas revenue surcharges		Less than one year	69	—	20	64
Sales true-up and revenue decoupling		One to two years	54	—	33	56
Other		Various	75	75	118	76
Total regulatory assets			$1,059	$2,871	$1,106	$2,738
(a)Prior period amounts have been restated to conform with current year presentation.
(b)Includes amounts recorded for future recovery of AROs, less amounts recovered through nuclear decommissioning accruals and gains from decommissioning investments.
(c)Includes costs for conservation programs, as well as incentives allowed in certain jurisdictions.
(d)Includes the fair value of certain long-term PPAs used to meet energy capacity requirements and valuation adjustments on natural gas commodity purchases.

Components of regulatory liabilities:

(Millions of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2022		Dec. 31, 2021 (a)
Regulatory Liabilities			Current	Noncurrent	Current	Noncurrent
Deferred income tax adjustments and TCJA refunds (b)	7	Various	$9	$3,110	$26	$3,230
Plant removal costs	1, 12	Various	—	1,819	—	1,655
Effects of regulation on employee benefit costs (c)		Various	—	247	—	235
Renewable resources and environmental initiatives		Various	6	173	1	101
Revenue decoupling		One to two years	—	77	9	41
ITC deferrals	1	Various	1	61	—	53
Formula rates		One to two years	32	17	19	11
Contract valuation adjustments (d)	1, 10	One to two years	175	1	56	1
Deferred natural gas, electric, steam energy/fuel costs		Less than one year	39	—	50	—
Conservation programs (e)	1	Less than one year	72	—	42	—
DOE settlement		Various	12	3	14	14
Other		Various	72	61	54	64
Total regulatory liabilities (f)			$418	$5,569	$271	$5,405
(a)Prior period amounts have been restated to conform with current year presentation.
(b)Includes the revaluation of recoverable/regulated plant accumulated deferred income taxes and revaluation impact of non-plant accumulated deferred income taxes due to the TCJA.
(c)Includes regulatory amortization and certain 2018 TCJA benefits approved by the CPUC to offset the PSCo prepaid pension asset.
(d)Includes the fair value of FTR instruments utilized/intended to offset the impacts of transmission system congestion.
(e)Includes costs for conservation programs, as well as incentives allowed in certain jurisdictions.
(f)Revenue subject to refund of $67 million and $17 million for 2022 and 2021, respectively, is included in other current liabilities.
Xcel Energy’s regulatory assets not earning a return include the unfunded portion of pension and retiree medical obligations and net AROs (i.e. deferrals for which cash has not been disbursed). In addition, regulatory assets included $1,020 million and $1,718 million at Dec. 31, 2022 and 2021 respectively, of past expenditures not earning a return. Amounts are predominately related to purchased natural gas and electric energy costs (including certain costs related to Winter Storm Uri), sales true-up and revenue decoupling, various renewable resources/environmental initiatives and certain prepaid pension amounts.

5. Borrowings and Other Financing Instruments
Short-Term Borrowings
Short-Term Debt — Xcel Energy meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under their credit facilities and term loan agreements.
Commercial paper and other borrowings outstanding:

(Millions of Dollars, Except Interest Rates)	Three Months Ended Dec. 31, 2022	Year Ended Dec. 31
		2022	2021	2020
Borrowing limit	$3,550	$3,550	$3,100	$3,100
Amount outstanding at period end	813	813	1,005	584
Average amount outstanding	416	552	1,399	1,126
Maximum amount outstanding	813	1,357	2,054	2,080
Weighted average interest rate, computed on a daily basis	4.20%	1.47%	0.57%	1.45%
Weighted average interest rate at period end	4.66	4.66	0.31	0.23
Bilateral Credit Agreement — In April 2022, NSP-Minnesota’s uncommitted bilateral credit agreement was renewed for an additional one-year term. The credit agreement is limited in use to support letters of credit.
As of Dec. 31, 2022, NSP-Minnesota had $54 million outstanding letters of credit under the $75 million Bilateral Credit Agreement.
Letters of Credit — Xcel Energy uses letters of credit, typically with terms of one year, to provide financial guarantees for certain operating obligations. As of Dec. 31, 2022 and 2021, there were $43 million and $19 million of letters of credit outstanding under the credit facilities, respectively. Amounts approximate their fair value.
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
Amended Credit Agreements — In September 2022, Xcel Energy Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS each entered into an amended five-year credit agreement with a syndicate of banks. The aggregate borrowing limit was increased to $3.55 billion. The amended credit agreements have substantially the same terms and conditions as the prior agreements, with the following changes:
•Maturities extended from June 2024 to September 2027.
•Borrowing limit for Xcel Energy Inc. increased from $1.25 billion to $1.5 billion.
•Borrowing limit for NSP-Minnesota increased from $500 million to $700 million.

Features of the credit facilities:

	Debt-to-Total Capitalization Ratio (a)		Amount Facility May Be Increased (millions of dollars)	Additional Periods for Which a One-Year Extension May Be Requested (b)
	2022	2021
Xcel Energy Inc. (c)	60%	60%	$350	2
NSP-Minnesota	48	47	150	2
NSP-Wisconsin	47	49	N/A	1
SPS	46	47	50	2
PSCo	44	44	100	2
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
If Xcel Energy Inc. or its utility subsidiaries do not comply with the covenant, an event of default may be declared, and if not remedied, any outstanding amounts due under the facility can be declared due by the lender. As of Dec. 31, 2022, Xcel Energy Inc. and its subsidiaries were in compliance with all financial covenants.
Xcel Energy Inc. and its utility subsidiaries had the following committed credit facilities available as of Dec. 31, 2022:

(Millions of Dollars)	Credit Facility (a)	Drawn (b)	Available
Xcel Energy Inc.	$1,500	$231	$1,269
PSCo	700	321	379
NSP-Minnesota	700	222	478
SPS	500	36	464
NSP-Wisconsin	150	47	103
Total	$3,550	$857	$2,693
(a)These credit facilities mature in September 2027.
(b)Includes outstanding commercial paper and letters of credit.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facilities. Xcel Energy Inc. and its utility subsidiaries had no direct advances on facilities outstanding as of Dec. 31, 2022 and 2021.
Long-Term Borrowings and Other Financing Instruments
Generally, the property of NSP-Minnesota, NSP-Wisconsin, PSCo and SPS is subject to the liens of their respective first mortgage indentures for the benefit of bondholders.
Debt premiums, discounts and expenses are amortized over the life of the related debt. The premiums, discounts and expenses for refinanced debt are deferred and amortized over the life of the new issuance.
Long-term debt obligations for Xcel Energy Inc. and its utility subsidiaries as of Dec. 31 (in millions of dollars):

Xcel Energy Inc.
Financing Instrument	Interest Rate	Maturity Date	2022	2021
Unsecured senior notes	0.50	Oct. 15, 2023	500	500
Unsecured senior notes	3.30	June 1, 2025	250	250
Unsecured senior notes	3.30	June 1, 2025	350	350
Unsecured senior notes	3.35	Dec. 1, 2026	500	500
Unsecured senior notes (a)	1.75	March 15,2027	500	500
Unsecured senior notes	4.00	June 15, 2028	130	130
Unsecured senior notes	4.00	June 15, 2028	500	500
Unsecured senior notes	2.60	Dec. 1, 2029	500	500
Unsecured senior notes	3.40	June 1, 2030	600	600
Unsecured senior notes (a)	2.35	Nov. 15, 2031	300	300
Unsecured senior notes (b)	4.60	June 1, 2032	700	—
Unsecured senior notes	6.50	July 1, 2036	300	300
Unsecured senior notes	4.80	Sep. 15, 2041	250	250
Unsecured senior notes	3.50	Dec. 1, 2049	500	500
Unamortized discount			(7)	(8)
Unamortized debt issuance cost			(35)	(33)
Current maturities			(500)	—
Total long-term debt			$5,338	$5,139
(a)2021 financing.
(b)2022 financing.

NSP-Minnesota
Financing Instrument	Interest Rate	Maturity Date	2022	2021
First mortgage bonds	2.15%	Aug. 15, 2022	$—	$300
First mortgage bonds	2.60	May 15, 2023	400	400
First mortgage bonds	7.125	July 1, 2025	250	250
First mortgage bonds	6.50	March 1, 2028	150	150
First mortgage bonds (a)	2.25	April 1, 2031	425	425
First mortgage bonds	5.25	July 15, 2035	250	250
First mortgage bonds	6.25	June 1, 2036	400	400
First mortgage bonds	6.20	July 1, 2037	350	350
First mortgage bonds	5.35	Nov. 1, 2039	300	300
First mortgage bonds	4.85	Aug. 15, 2040	250	250
First mortgage bonds	3.40	Aug. 15, 2042	500	500
First mortgage bonds	4.125	May 15, 2044	300	300
First mortgage bonds	4.00	Aug. 15, 2045	300	300
First mortgage bonds	3.60	May 15, 2046	350	350
First mortgage bonds	3.60	Sep. 15, 2047	600	600
First mortgage bonds	2.90	March 1, 2050	600	600
First mortgage bonds	2.60	June 1, 2051	700	700
First mortgage bonds (a)	3.20	April 1,2052	425	425
First mortgage bonds (b)	4.50	June 1, 2052	500	—
Other long-term debt			3	3
Unamortized discount			(45)	(44)
Unamortized debt issuance cost			(66)	(62)
Current maturities			(400)	(300)
Total long-term debt			$6,542	$6,447
(a)2021 financing.
(b)2022 financing.

NSP-Wisconsin
Financing Instrument	Interest Rate	Maturity Date	2022	2021
First mortgage bonds	3.30	June 15, 2024	100	100
First mortgage bonds	3.30	June 15, 2024	100	100
First mortgage bonds	6.375	Sept. 1, 2038	200	200
First mortgage bonds	3.70	Oct. 1, 2042	100	100
First mortgage bonds	3.75	Dec. 1, 2047	100	100
First mortgage bonds	4.20	Sept. 1, 2048	200	200
First mortgage bonds	3.05	May 1, 2051	100	100
First mortgage bonds (a)	2.82	May 1, 2051	100	100
First mortgage bonds (b)	4.86	Sept. 15, 2052	100	—
Other long-term debt			—	1
Unamortized discount			(3)	(4)
Unamortized debt issuance cost			(11)	(10)
Total long-term debt			$1,086	$987
(a)2021 financing.
(b)2022 financing.

PSCo
Financing Instrument	Interest Rate	Maturity Date	2022	2021
First mortgage bonds	2.25%	Sept. 15, 2022	$—	$300
First mortgage bonds	2.50	March 15, 2023	250	250
First mortgage bonds	2.90	May 15, 2025	250	250
First mortgage bonds	3.70	June 15, 2028	350	350
First mortgage bonds	1.90	Jan. 15, 2031	375	375
First mortgage bonds (a)	1.875	June 15, 2031	750	750
First mortgage bonds (b)	4.10	June 1, 2032	300	—
First mortgage bonds	6.25	Sept. 1, 2037	350	350
First mortgage bonds	6.50	Aug. 1, 2038	300	300
First mortgage bonds	4.75	Aug. 15, 2041	250	250
First mortgage bonds	3.60	Sept. 15, 2042	500	500
First mortgage bonds	3.95	March 15, 2043	250	250
First mortgage bonds	4.30	March 15, 2044	300	300
First mortgage bonds	3.55	June 15, 2046	250	250
First mortgage bonds	3.80	June 15, 2047	400	400
First mortgage bonds	4.10	June 15, 2048	350	350
First mortgage bonds	4.05	Sept. 15, 2049	400	400
First mortgage bonds	3.20	March 1, 2050	550	550
First mortgage bonds	2.70	Jan. 15, 2051	375	375
First mortgage bonds (b)	4.50	June 1, 2052	400	—
Unamortized discount			(37)	(33)
Unamortized debt issuance cost			(53)	(50)
Current maturities			(250)	(300)
Total long-term debt			$6,610	$6,167
(a)2021 financing.
(b)2022 financing.

SPS
Financing Instrument	Interest Rate	Maturity Date	2022	2021
First mortgage bonds	3.30%	June 15, 2024	$150	$150
First mortgage bonds	3.30	June 15, 2024	200	200
Unsecured senior notes	6.00	Oct. 1, 2033	100	100
Unsecured senior notes	6.00	Oct. 1, 2036	250	250
First mortgage bonds	4.50	Aug. 15, 2041	200	200
First mortgage bonds	4.50	Aug. 15, 2041	100	100
First mortgage bonds	4.50	Aug. 15, 2041	100	100
First mortgage bonds	3.40	Aug. 15, 2046	300	300
First mortgage bonds	3.70	Aug. 15, 2047	450	450
First mortgage bonds	4.40	Nov. 15, 2048	300	300
First mortgage bonds	3.75	June 15, 2049	300	300
First mortgage bonds	3.15	May 1, 2050	350	350
First mortgage bonds (a)	3.15	May 1, 2050	250	250
First mortgage bonds (b)	5.15	June 1, 2052	200	—
Unamortized discount			(10)	(9)
Unamortized debt issuance cost			(29)	(28)
Total long-term debt			$3,211	$3,013
(a)2020 financing re-opened in 2021.
(b)2022 financing.

Other Subsidiaries
Financing Instrument	Interest Rate	Maturity Date	2022	2021
Various Eloigne affordable housing project notes	0.00% - 8.00%	2024 - 2055	$27	$27
Current maturities			(1)	(1)
Total long-term debt			$26	$26
Maturities of long-term debt:

(Millions of Dollars)
2023	$1,151
2024	552
2025	1,103
2026	501
2027	501
Deferred Financing Costs — Deferred financing costs of approximately $193 million and $184 million, net of amortization, are presented as a deduction from the carrying amount of long-term debt as of Dec. 31, 2022 and 2021, respectively.
Equity through DRIP and Benefits Program — Xcel Energy issued $84 million and $74 million of equity through the DRIP and benefits programs in 2022 and 2021, respectively. The program allows shareholders to reinvest their dividends directly in Xcel Energy Inc. common stock.
ATM Equity Offering — In November 2021, Xcel Energy Inc. filed a prospectus supplement under which it may sell up to $800 million of its common stock through an ATM program. In 2021, 5.33 million shares of common stock were issued (approximately $350 million). In 2022, 4.30 million shares of common stock were issued (approximately $300 million). As of Dec. 31, 2022, approximately $150 million remained available for sale under the ATM program.

Capital Stock — Preferred stock authorized/outstanding:

	Preferred Stock Authorized (Shares)	Par Value of Preferred Stock	Preferred Stock Outstanding (Shares) 2022 and 2021
Xcel Energy Inc.	7,000,000	$100	—
PSCo	10,000,000	0.01	—
SPS	10,000,000	1.00	—
Xcel Energy Inc. had the following common stock authorized/outstanding:

Common Stock Authorized (Shares)	Par Value of Common Stock	Common Stock Outstanding (Shares) as of Dec. 31, 2022	Common Stock Outstanding (Shares) as of Dec. 31, 2021
1,000,000,000	$2.50	549,578,018	544,025,269
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
Requirements and actuals as of Dec. 31, 2022:

	Equity to Total Capitalization Ratio Required Range		Equity to Total Capitalization Ratio Actual
	Low	High	2022
NSP-Minnesota	47.2%	57.6%	52.3%
NSP-Wisconsin	52.5	N/A	52.8
SPS (a)	45.0	55.0	54.3
(a)    Excludes short-term debt.

(Amounts in Millions)	Unrestricted Retained Earnings	Total Capitalization	Limit on Total Capitalization
NSP-Minnesota	$1,446	$14,984	$16,140
NSP-Wisconsin (a)	11	2,280	N/A
SPS (b)	540	7,094	N/A
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
Amounts authorized to issue as of Dec. 31, 2022:

(Millions of Dollars)	Long-Term Debt		Short-Term Debt
NSP-Minnesota	52.8% of total capitalization	(a)	$2,400	(a)
NSP-Wisconsin	$50		150
SPS	—		600
PSCo	1,300		800
(a)NSP-Minnesota has authorization to issue long-term securities provided the equity-to-total capitalization remains within the required range, and to issue short-term debt provided it does not exceed 15% of total capitalization.

6. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. Xcel Energy’s operating revenues consisted of the following:

	Year Ended Dec. 31, 2022
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$3,542	$1,814	$53	$5,409
C&I	5,807	998	32	6,837
Other	148	—	10	158
Total retail	9,497	2,812	95	12,404
Wholesale	1,354	—	—	1,354
Transmission	675	—	—	675
Other	97	178	—	275
Total revenue from contracts with customers	11,623	2,990	95	14,708
Alternative revenue and other	500	90	12	602
Total revenues	$12,123	$3,080	$107	$15,310

	Year Ended Dec. 31, 2021
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$3,194	$1,222	$45	$4,461
C&I	5,050	640	30	5,720
Other	127	—	7	134
Total retail	8,371	1,862	82	10,315
Wholesale	1,540	—	—	1,540
Transmission	604	—	—	604
Other	61	148	—	209
Total revenue from contracts with customers	10,576	2,010	82	12,668
Alternative revenue and other	629	122	12	763
Total revenues	$11,205	$2,132	$94	$13,431

	Year Ended Dec. 31, 2020
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$3,066	$975	$42	$4,083
C&I	4,596	462	27	5,085
Other	125	—	6	131
Total retail	7,787	1,437	75	9,299
Wholesale	759	—	—	759
Transmission	579	—	—	579
Other	73	137	—	210
Total revenue from contracts with customers	9,198	1,574	75	10,847
Alternative revenue and other	604	62	13	679
Total revenues	$9,802	$1,636	$88	$11,526

7. Income Taxes
Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense.
Effective income tax rate for years ended Dec. 31:

	2022	2021 (a)	2020 (a)
Federal statutory rate	21.0%	21.0%	21.0%
State income tax on pretax income, net of federal tax effect	4.9	5.0	4.9
(Decreases) increases in tax from:
Wind PTCs (b)	(27.4)	(23.4)	(15.7)
Plant regulatory differences (c)	(5.5)	(6.2)	(7.6)
Other tax credits, net NOL & tax credit allowances	(1.3)	(1.1)	(1.2)
NOL Carryback	—	—	(0.9)
Other, net	(0.1)	0.1	(0.9)
Effective income tax rate	(8.4)%	(4.6)%	(0.4)%
(a)Prior period amounts have been restated to conform with current year presentation.
(b)Wind PTCs are credited to customers (reduction to revenue) and do not materially impact net income.
(c)Regulatory differences for income tax primarily relate to the credit of excess deferred taxes to customers through the average rate assumption method. Income tax benefits associated with the credit of excess deferred taxes are offset by corresponding revenue reductions and additional prepaid pension asset amortization.
Components of income tax expense for years ended Dec. 31:

(Millions of Dollars)	2022	2021	2020
Current federal tax expense (benefit)	$1	$15	$(13)
Current state tax expense (benefit)	3	(2)	2
Current change in unrecognized tax expense	5	1	18
Deferred federal tax benefit	(239)	(183)	(89)
Deferred state tax expense	96	99	91
Deferred change in unrecognized tax expense (benefit)	3	5	(10)
Deferred ITCs	(4)	(5)	(5)
Total income tax benefit	$(135)	$(70)	$(6)
Components of deferred income tax expense as of Dec. 31:

(Millions of Dollars)	2022	2021	2020
Deferred tax (benefit) expense excluding items below	$(138)	$148	$237
Amortization and adjustments to deferred income taxes on income tax regulatory assets and liabilities	8	(221)	(247)
Tax (benefit) expense allocated to other comprehensive income and other	(10)	(6)	2
Deferred tax benefit	$(140)	$(79)	$(8)
Components of net deferred tax liability as of Dec. 31:

(Millions of Dollars)	2022	2021 (a)
Deferred tax liabilities:
Differences between book and tax bases of property	$6,442	$6,231
Regulatory assets	508	560
Operating lease assets	325	351
Deferred fuel costs	222	262
Pension expense	159	175
Other	92	88
Total deferred tax liabilities	$7,748	$7,667

Deferred tax assets:
Tax credit carryforward	$1,679	$1,261
Regulatory liabilities	742	742
Operating lease liabilities	325	351
Other employee benefits	102	119
NOL carryforward	57	247
NOL and tax credit valuation allowances	(62)	(64)
Deferred ITCs	14	15
Other	135	102
Total deferred tax assets	$2,992	$2,773
Net deferred tax liability	$4,756	$4,894
(a)Prior periods have been reclassified to conform to current year presentation.
Other Income Tax Matters — NOL amounts represent the tax loss that is carried forward and tax credits represent the deferred tax asset. NOL and tax credit carryforwards as of Dec. 31:

(Millions of Dollars)	2022	2021
Federal NOL carryforward	$20	$765
Federal tax credit carryforwards	1,593	1,172
State NOL carryforwards	1,022	1,648
Valuation allowances for state NOL carryforwards	(3)	(3)
State tax credit carryforwards, net of federal detriment (a)	85	89
Valuation allowances for state credit carryforwards, net of federal benefit (b)	(62)	(64)
(a)State tax credit carryforwards are net of federal detriment of $23 million and $24 million as of Dec. 31, 2022 and 2021.
(b)Valuation allowances for state tax credit carryforwards were net of federal benefit of $16 million and $17 million as of Dec. 31, 2022 and 2021.
Federal carryforward periods expire starting 2032 and state carryforward periods expire starting 2022.
Federal Loss Carryback Claims - In 2020, Xcel Energy identified certain expense related to tax years 2009 - 2011 that qualify for an extended carryback claim. As a result, a tax benefit of approximately $13 million was recognized in 2020.
Unrecognized Tax Benefits
Federal Audit — Statute of limitations applicable to Xcel Energy’s consolidated federal income tax returns expire as follows:

Tax Year(s)	Expiration
2014 - 2016	March 2024
2019	October 2023

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
As of Dec. 31, 2022, Xcel Energy’s earliest open tax years (subject to examination by state taxing authorities in its major operating jurisdictions) were as follows:

State	Tax Year(s)	Expiration
Colorado	2014 - 2016	March 2025
Colorado	2018	September 2023
Minnesota	2014 - 2016	September 2024
Minnesota	2018	June 2023
Texas	2016	May 2023
Texas	2017	July 2025
Texas	2018	November 2023
Wisconsin	2016 - 2017	April 2023
Wisconsin	2018	October 2023
•In 2020, Minnesota began an audit of tax years 2015-2018. In 2022, the state of Minnesota issued its audit report without any material adjustments.
•In 2021, Texas began an audit of tax years 2016-2019. As of Dec. 31, 2022, no material adjustments have been proposed.
•In 2021, Wisconsin began an audit of tax years 2016-2019. As of Dec. 31, 2022, no material adjustments have been proposed.
•No other state income tax audits are in progress for its major operating jurisdictions as of Dec. 31, 2022.
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
Unrecognized tax benefits - permanent vs. temporary:

(Millions of Dollars)	Dec. 31, 2022	Dec. 31, 2021
Unrecognized tax benefit — Permanent tax positions	$55	$47
Unrecognized tax benefit — Temporary tax positions	12	11
Total unrecognized tax benefit	$67	$58
Changes in unrecognized tax benefits:

(Millions of Dollars)	2022	2021	2020
Balance at Jan. 1	$58	$52	$44
Additions based on tax positions related to the current year	7	5	9
Reductions based on tax positions related to the current year	—	—	(2)
Additions for tax positions of prior years	6	2	35
Reductions for tax positions of prior years	(1)	(1)	(34)
Reductions for tax positions related to settlements with taxing authorities	(1)	—	—
Reductions for tax positions related to statute of limitations	(2)	—	—
Balance at Dec. 31	$67	$58	$52
Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	Dec. 31, 2022	Dec. 31, 2021
NOL and tax credit carryforwards	$(40)	$(36)
As the IRS progresses its review of the tax loss carryback claims and as state audits progress, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $40 million in the next 12 months.
Payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards.
Interest payable related to unrecognized tax benefits:

(Millions of Dollars)	2022	2021	2020
Payable for interest related to unrecognized tax benefits at Jan. 1	$(3)	$(3)	$—
Interest expense related to unrecognized tax benefits	(1)	—	(3)
Payable for interest related to unrecognized tax benefits at Dec. 31	$(4)	$(3)	$(3)
No penalties were accrued related to unrecognized tax benefits as of Dec. 31, 2022, 2021 or 2020.

8. Share-Based Compensation
Incentive Plan Including Share-Based Compensation — Xcel Energy has authorized 7.0 million equity shares under an incentive plan (the Amended and Restated 2015 Omnibus Incentive Plan).
Equity Awards — Xcel Energy‘s Board of Directors has granted equity awards under the 2015 Omnibus Incentive Plan, which includes various vesting conditions and performance goals. At the end of the restricted period, such grants will be awarded if vesting conditions and/or performance goals are met.
Certain employees are granted equity awards with a portion subject only to service conditions, and the other portion subject to performance conditions. A total of 0.2 million time-based equity shares subject only to service conditions were granted annually in 2022, 2021 and 2020.
The performance conditions for a portion of the awards granted from 2020 to 2022 are based on relative TSR and environmental goals. Equity awards with performance conditions will be settled or forfeited after three years, with payouts ranging from zero to 200% depending on achievement.
Equity award units granted to employees:

(Units in Thousands)	2022	2021	2020
Granted units	395	421	411
Weighted average grant date fair value	$68.43	$66.03	$62.92
Equity awards vested:

(Units in Thousands, Fair Value in Millions)	2022	2021	2020
Vested Units	319	392	442
Total Fair Value	$22	$27	$29

Changes in the nonvested portion of equity award units:

(Units in Thousands)	Units	Weighted Average Grant Date Fair Value
Nonvested Units at Jan. 1, 2022	695	$64.59
Granted	395	68.43
Forfeited	(96)	65.53
Vested	(319)	63.03
Dividend equivalents	33	65.40
Nonvested Units at Dec. 31, 2022	708	67.35
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
Stock equivalent units granted:

(Units in Thousands)	2022	2021	2020
Granted units	29	31	33
Weighted average grant date fair value	$71.97	$68.15	$61.61
Changes in stock equivalent units:

(Units in Thousands)	Units	Weighted Average Grant Date Fair Value
Stock equivalent units at Jan. 1, 2022	604	$39.27
Granted	29	71.97
Units distributed	(52)	38.16
Dividend equivalents	16	67.79
Stock equivalent units at Dec. 31, 2022	597	41.75
Liability Awards — Xcel Energy’s Board of Directors has granted TSR liability awards under the 2015 Omnibus Incentive Plan. This plan allows Xcel Energy to attach various performance goals to the awards granted. The liability awards have been historically dependent on relative TSR measured over a three-year period. Xcel Energy Inc.’s TSR is compared to a peer group of other utility companies. Potential payouts of the awards range from zero to 200%.
Liability awards granted:

(In Thousands)	2022	2021	2020
Awards granted	165	221	212
Liability awards settled:

(Units In Thousands, Settlement Amount in Millions)	2022	2021	2020
Awards settled	411	446	476
Settlement amount (cash, common stock and deferred amounts)	$27	$27	$33
TSR liability awards of $21 million were settled in cash in 2022.
Share-Based Compensation Expense — Award settlement determination (permitting cash or share settlement) is made by Xcel Energy, not the participants. Equity awards have not been previously settled in cash and Xcel Energy plans to continue electing share settlement. Grant date fair value of equity awards is expensed over the service period.
TSR liability awards are accounted for as liabilities, as historically they are partially settled in cash. As liability awards, the fair value on which ratable expense is based, as employees vest in their rights to those awards, is remeasured each period based on the current stock price and performance achievement, and final expense is based on the market value of the shares on the date the award is settled.
Compensation costs related to share-based awards:

(Millions of Dollars)	2022	2021	2020
Cost for share-based awards (a)	$36	$31	$73
Tax benefit recognized in income	9	8	19
(a)Compensation costs for share-based payments are included in O&M expense. Amount for equity awards (non-cash) amounted to $20 million in 2022.
There was approximately $37 million and $28 million as of Dec. 31, 2022 and 2021, respectively, of total unrecognized compensation cost related to nonvested share-based compensation awards. Xcel Energy expects to recognize the unrecognized amount over a weighted average period of 1.8 years.

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
Common Stock Equivalents — Common stock equivalents include commitments to issue common stock related to time-based equity compensation awards.
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
•Liability awards subject to a performance condition; any portions settled in shares are included in common shares outstanding upon settlement.
Common shares outstanding used in the basic and diluted EPS computation:

(Shares in Millions)	2022	2021	2020
Basic	547	539	527
Diluted (a)	547	540	528
(a)Diluted common shares outstanding included common stock equivalents of 0.3 million, 0.3 million and 1.1 million shares for 2022, 2021 and 2020, respectively.

10. Fair Value of Financial Assets and Liabilities
Fair Value Measurements
Accounting guidance for fair value measurements and disclosures provides a hierarchical framework for disclosing the observability of the inputs utilized in measuring assets and liabilities at fair value.
•Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. The types of assets and liabilities included in Level 1 are actively traded instruments with observable actual trading prices.
•Level 2 — Pricing inputs are other than actual trading prices in active markets but are either directly or indirectly observable as of the reporting date. The types of assets and liabilities included in Level 2 are typically either comparable to actively traded securities or contracts or priced with models using highly observable inputs.
•Level 3 — Significant inputs to pricing have little or no observability as of the reporting date. The types of assets and liabilities included in Level 3 include those valued with models requiring significant judgment or estimation.
Specific valuation methods include:
Investments in equity securities and other funds — Equity securities are valued using quoted prices in active markets. The fair values for commingled funds are measured using NAVs. The investments in commingled funds may be redeemed for NAV with proper notice. Private equity commingled funds require approval of the fund for any unscheduled redemption, and such redemptions may be approved or denied by the fund at its sole discretion. Unscheduled distributions from real estate commingled funds may be redeemed with proper notice, however, withdrawals may be delayed or discounted as a result of fund illiquidity.
Investments in debt securities — Fair values for debt securities are determined by a third party pricing service using recent trades and observable spreads from benchmark interest rates for similar securities.
Interest rate derivatives — Fair values of interest rate derivatives are based on broker quotes that utilize current market interest rate forecasts.
Commodity derivatives — Methods used to measure the fair value of commodity derivative forwards and options utilize forward prices and volatilities, as well as pricing adjustments for specific delivery locations, and are generally assigned a Level 2 classification. When contracts relate to inactive delivery locations or extend to periods beyond those readily observable on active exchanges, the significance of the use of less observable inputs on a valuation is evaluated and may result in Level 3 classification.
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
FTRs are recognized at fair value and adjusted each period prior to settlement. Given the limited observability of certain variables underlying the reported auction values of FTRs, these fair value measurements have been assigned a Level 3 classification.
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
Unrealized gains for the nuclear decommissioning fund were $1 billion and $1.3 billion as of Dec. 31, 2022 and 2021, respectively, and unrealized losses were $90 million and $7 million as of Dec. 31, 2022 and 2021, respectively.
Non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund:

	Dec. 31, 2022
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$29	$29	$—	$—	$—	$29
Commingled funds	803	—	—	—	1,178	1,178
Debt securities	738	—	669	6	—	675
Equity securities	406	999	1	—	—	1,000
Total	$1,976	$1,028	$670	$6	$1,178	$2,882
(a)Reported in nuclear decommissioning fund and other investments on the consolidated balance sheets, which also includes $219 million of equity method investments and $133 million of rabbi trust assets and other miscellaneous investments.

	Dec. 31, 2021
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$64	$64	$—	$—	$—	$64
Commingled funds	856	—	—	—	1,294	1,294
Debt securities	631	—	666	9	—	675
Equity securities	411	1,222	1	—	—	1,223
Total	$1,962	$1,286	$667	$9	$1,294	$3,256
(a)Reported in nuclear decommissioning fund and other investments on the consolidated balance sheets, which also includes $208 million of equity investments in unconsolidated subsidiaries and $164 million of rabbi trust assets and other miscellaneous investments.

For the years ended Dec. 31, 2022 and 2021, there were immaterial Level 3 nuclear decommissioning fund investments or transfer of amounts between levels.
Contractual maturity dates of debt securities in the nuclear decommissioning fund as of Dec. 31, 2022:

	Final Contractual Maturity
(Millions of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Debt securities	$6	$204	$250	$215	$675
Rabbi Trusts
Xcel Energy has established rabbi trusts to provide partial funding for future distributions of deferred compensation plan. The fair value of assets held in the rabbi trusts were $80 million and $109 million at Dec. 31, 2022 and 2021, respectively, comprised of cash equivalents and mutual funds (level 1 valuation methods). Amounts are reported in nuclear decommissioning fund and other investments on the consolidated balance sheet.
Derivative Activities and Fair Value Measurements
Xcel Energy enters into derivative instruments, including forward contracts, futures, swaps and options, for trading purposes and to manage risk in connection with changes in interest rates, and utility commodity prices.
Interest Rate Derivatives — Xcel Energy enters into contracts that effectively fix the interest rate on a specified principal amount of a hypothetical future debt issuance. These financial swaps net settle based on changes in a specified benchmark interest rate, acting as a hedge of changes in market interest rates that will impact specified anticipated debt issuances. These derivative instruments are designated as cash flow hedges for accounting purposes, with changes in fair value prior to occurrence of the hedged transactions recorded as other comprehensive income.
As of Dec. 31, 2022, accumulated other comprehensive loss related to interest rate derivatives included $2 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of Dec. 31, 2022, Xcel Energy had unsettled interest swaps outstanding with a notional amount of $40 million. These interest rate derivatives were designated as cash flow hedges, with changes in fair value recorded to other comprehensive income.
See Note 13 for the financial impact of qualifying interest rate cash flow hedges on Xcel Energy’s accumulated other comprehensive loss included in the consolidated statements of common stockholder’s equity and in the consolidated statements of comprehensive income.
Wholesale and Commodity Trading — Xcel Energy Inc.’s utility subsidiaries conduct various wholesale and commodity trading activities, including the purchase and sale of electric capacity, energy, energy-related instruments and natural gas-related instruments, including derivatives. Xcel Energy is allowed to conduct these activities within guidelines and limitations as approved by its risk management committee, comprised of management personnel not directly involved in the activities governed by this policy.
Derivative instruments entered into for trading purposes are presented in the consolidated statements of income as electric revenues, net of any sharing with customers. These activities are not intended to mitigate commodity price risk associated with regulated electric and natural gas operations. Sharing of these margins is determined through state regulatory proceedings as well as the operation of the FERC-approved joint operating agreement.
Commodity Derivatives — Xcel Energy enters into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric and natural gas operations. This could include the purchase or sale of energy or energy-related products, natural gas to generate electric energy, natural gas for resale and FTRs.
The most significant derivative positions outstanding at December 31, 2022 and 2021 for this purpose relate to FTR instruments administered by MISO and SPP. These instruments are intended to offset the impacts of transmission system congestion.
Higher congestion costs in recent years have led to an increase in the fair value of FTRs. Settlements of FTRs are shared with electric customers through fuel and purchased energy cost-recovery mechanisms.
When Xcel Energy enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers, the instruments are not typically designated as qualifying hedging transactions. The classification of unrealized losses or gains on these instruments as a regulatory asset or liability, if applicable, is based on approved regulatory recovery mechanisms.
As of Dec. 31, 2022, Xcel Energy had no commodity contracts designated as cash flow hedges.
Gross notional amounts of commodity forwards, options and FTRs:

(Amounts in Millions) (a)(b)	Dec. 31, 2022	Dec. 31, 2021
MWh of electricity	61	80
MMBtu of natural gas	131	156
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
As of Dec. 31, 2022, four of Xcel Energy’s ten most significant counterparties for these activities, comprising $75 million or 37% of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings.
Four of the ten most significant counterparties, comprising $63 million or 32% of this credit exposure, were not rated by these external ratings agencies, but based on Xcel Energy’s internal analysis, had credit quality consistent with investment grade.
Two of these significant counterparties, comprising $62 million or 31% of this credit exposure, had credit quality less than investment grade, based on internal analysis. Six of these significant counterparties are municipal or cooperative electric entities, RTOs or other utilities.

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
As of Dec. 31, 2022 and 2021, there were $4 million and $3 million, respectively, of derivative liabilities with such underlying contract provisions, respectively.
Certain contracts also contain cross default provisions that may require the posting of collateral or settlement of the contracts if there was a failure under other financing arrangements related to payment terms or other covenants.
As of Dec. 31, 2022 and 2021, there were approximately $76 million and $64 million of derivative liabilities with such underlying contract provisions, respectively.
Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that a given utility subsidiary’s ability to fulfill its contractual obligations is reasonably expected to be impaired.
Xcel Energy had no collateral posted related to adequate assurance clauses in derivative contracts as of Dec. 31, 2022 and 2021.
Recurring Derivative Fair Value Measurements
Impact of derivative activity:

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities
Year Ended Dec. 31, 2022
Derivatives designated as cash flow hedges
Interest rate	$22	$—
Total	$22	$—
Other derivative instruments
Electric commodity	$—	$(10)
Natural gas commodity	—	(16)
Total	$—	$(26)

Year Ended Dec. 31, 2021
Interest rate	$5	$—
Total	$5	$—
Other derivative instruments
Electric commodity	$—	$32
Natural gas commodity	—	(4)
Total	$—	$28

Year Ended Dec. 31, 2020
Interest rate	$(13)	$—
Total	$(13)	$—
Other derivative instruments
Electric commodity	$—	$(5)
Natural gas commodity	—	(13)
Total	$—	$(18)

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Year Ended Dec. 31, 2022
Derivatives designated as cash flow hedges
Interest rate	$7	(a)	$—		$—
Total	$7		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$25	(b)
Electric commodity	—		3	(c)	—
Natural gas commodity	—		10	(d)	(27)	(d)(e)
Total	$—		$13		$(2)

Year Ended Dec. 31, 2021
Derivatives designated as cash flow hedges
Interest rate	$8	(a)	$—		$—
Total	$8		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$63	(b)
Electric commodity	—		(23)	(c)	—
Natural gas commodity	—		5	(d)	(22)	(d)(e)
Total	$—		$(18)		$41

Year Ended Dec. 31, 2020
Derivatives designated as cash flow hedges
Interest rate	$7	(a)	$—		$—
Total	$7		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$(1)	(b)
Electric commodity	—		(3)	(c)	—
Natural gas commodity	—		10	(d)	(13)	(d)(e)
Total	$—		$7		$(14)
(a)Recorded to interest charges.
(b)Recorded to electric revenues. Presented amounts do not reflect non-derivative transactions or margin sharing with customers.
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
(e)Relates primarily to option premium amortization.
Xcel Energy had no derivative instruments designated as fair value hedges during the years ended Dec. 31, 2022, 2021 and 2020.

Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	Dec. 31, 2022						Dec. 31, 2021
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$32	$259	$33	$324	$(242)	$82	$22	$137	$21	$180	$(134)	$46
Electric commodity	—	—	177	177	(2)	175	—	—	57	57	(1)	56
Natural gas commodity	—	19	—	19	—	19	—	18	—	18	—	18
Total current derivative assets	$32	$278	$210	$520	$(244)	276	$22	$155	$78	$255	$(135)	120
PPAs (b)						3						3
Current derivative instruments						$279						$123
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$34	$71	$74	$179	$(89)	$90	$16	$63	$89	$168	$(107)	$61
Total noncurrent derivative assets	$34	$71	$74	$179	$(89)	90	$16	$63	$89	$168	$(107)	61
PPAs (b)						3						6
Noncurrent derivative instruments						$93						$67

	Dec. 31, 2022						Dec. 31, 2021
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Derivatives designated as cash flow hedges:
Interest rate	$—	$1	$—	$1	$—	$1	$—	$—	$—	$—	$—	$—
Other derivative instruments:
Commodity trading	$29	$297	$6	$332	$(287)	$45	$19	$148	$20	$187	$(143)	$44
Electric commodity	—	—	2	2	(2)	—	—	—	1	1	(1)	—
Natural gas commodity	—	13	—	13	—	13	—	8	—	8	—	8
Total current derivative liabilities	$29	$311	$8	$348	$(289)	59	$19	$156	$21	$196	$(144)	52
PPAs (b)						17						17
Current derivative instruments						$76						$69
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$43	$97	$41	$181	$(98)	$83	$18	$48	$127	$193	$(128)	$65
Total noncurrent derivative liabilities	$43	$97	$41	$181	$(98)	83	$18	$48	$127	$193	$(128)	65
PPAs (b)						30						40
Noncurrent derivative instruments						$113						$105

(a)Xcel Energy nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement. At Dec. 31, 2022 and 2021, derivative assets and liabilities include no obligations to return cash collateral. At Dec. 31, 2022 and 2021, derivative assets and liabilities include rights to reclaim cash collateral of $53 million and $30 million, respectively. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)Xcel Energy currently applies the normal purchase exception to qualifying PPAs. Balance relates to specific contracts that were previously recognized at fair value prior to applying the normal purchase exception, and are being amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Changes in Level 3 commodity derivatives:

	Year Ended Dec. 31
(Millions of Dollars)	2022	2021	2020
Balance at Jan. 1	$19	$(49)	$4
Purchases (a)	406	65	51
Settlements (a)	(350)	(158)	(73)
Net transactions recorded during the period:
Gains (losses) recognized in earnings (b)	151	49	(39)
Net gains recognized as regulatory assets and liabilities (a)	10	112	8
Balance at Dec. 31	$236	$19	$(49)
(a)Relates primarily to NSP-Minnesota and SPS FTR instruments administered by MISO and SPP.
(b)Relates to commodity trading and is subject to substantial offsetting losses and gains on derivative instruments categorized as levels 1 and 2 in the income statement. See above tables for the income statement impact of derivative activity, including commodity trading gains and losses.
Fair Value of Long-Term Debt
As of Dec. 31, other financial instruments for which the carrying amount did not equal fair value:

	2022		2021
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$23,964	$20,897	$22,380	$25,232
Fair value of Xcel Energy’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Dec. 31, 2022 and 2021, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

11. Benefit Plans and Other Postretirement Benefits
Pension and Postretirement Health Care Benefits
Xcel Energy has several noncontributory, qualified, defined benefit pension plans that cover almost all employees. All newly hired or rehired employees participate under the Cash Balance formula, which is based on pay credits using a percentage of annual eligible pay and annual interest credits.
The average annual interest crediting rates for these plans was 4.89, 2.03 and 1.89% in 2022, 2021, and 2020, respectively.
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
Obligations of the SERP and nonqualified plan as of Dec. 31, 2022 and 2021 were $11 million and $43 million, respectively. Xcel Energy recognized net benefit cost for the SERP and nonqualified plans of $17 million in 2022 and $4 million in 2021.
Xcel Energy’s investment-return assumption considers the expected long-term performance for each of the asset classes in its pension and postretirement health care portfolio. Xcel Energy considers the historical returns achieved by its asset portfolios over long time periods, as well as the long-term projected return levels from investment experts.
Pension cost determination assumes a forecasted mix of investment types over the long-term.
•Investment returns in 2022 were below the assumed level of 6.49%.
•Investment returns in 2021 were above the assumed level of 6.49%.
•Investment returns in 2020 were above the assumed level of 6.87%.
•In 2023, expected investment-return assumption is 6.93%.
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

Plan Assets
For each of the fair value hierarchy levels, Xcel Energy’s pension plan assets measured at fair value:

	Dec. 31, 2022 (a)					Dec. 31, 2021 (a)
(Millions of Dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total	Level 1	Level 2	Level 3	Measured at NAV	Total
Cash equivalents	$129	$—	$—	$—	$129	$133	$—	$—	$—	$133
Commingled funds	935	—	—	882	1,817	1,324	—	—	1,143	2,467
Debt securities	—	682	3	—	685	—	959	5	—	964
Equity securities	47	—	—	—	47	67	—	—	—	67
Other	—	7	—	—	7	—	7	—	32	39
Total	$1,111	$689	$3	$882	$2,685	$1,524	$966	$5	$1,175	$3,670
(a)See Note 10 for further information regarding fair value measurement inputs and methods.
For each of the fair value hierarchy levels, Xcel Energy’s postretirement benefit plan assets that were measured at fair value:

	Dec. 31, 2022 (a)					Dec. 31, 2021 (a)
(Millions of Dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total	Level 1	Level 2	Level 3	Measured at NAV	Total
Cash equivalents	$31	$—	$—	$—	$31	$28	$—	$—	$—	$28
Insurance contracts	—	41	—	—	41	—	52	—	—	52
Commingled funds	54	—	—	63	117	64	—	—	77	141
Debt securities	—	175	1	—	176	—	218	1	—	219
Other	—	(1)	—	—	(1)	—	2	—	—	2
Total	$85	$215	$1	$63	$364	$92	$272	$1	$77	$442
(a)See Note 10 for further information on fair value measurement inputs and methods.
Immaterial assets were transferred in or out of Level 3 for 2022. No assets were transferred in or out of Level 3 for 2021.
Funded Status — Benefit obligations for both pension and postretirement plans decreased from Dec. 31, 2021 to Dec. 31, 2022, due primarily to benefit payments and increases in discount rates used in actuarial valuations. Comparisons of the actuarially computed benefit obligation, changes in plan assets and funded status of the pension and postretirement health care plans for Xcel Energy are as follows:

	Pension Benefits		Postretirement Benefits
(Millions of Dollars)	2022	2021	2022	2021
Change in Benefit Obligation:
Obligation at Jan. 1	$3,718	$3,964	$511	$574
Service cost	97	104	2	2
Interest cost	110	104	15	15
Plan amendments	1	5	—	—
Actuarial gain	(703)	(94)	(85)	(41)
Plan participants’ contributions	—	—	8	8
Medicare subsidy reimbursements	—	—	2	2
Benefit payments (a)	(352)	(365)	(48)	(49)
Obligation at Dec. 31	$2,871	$3,718	$405	$511
Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$3,670	$3,599	$442	$452
Actual return on plan assets	(683)	305	(51)	16
Employer contributions	50	131	13	15
Plan participants’ contributions	—	—	8	8
Benefit payments	(352)	(365)	(48)	(49)
Fair value of plan assets at Dec. 31	$2,685	$3,670	$364	$442
Funded status of plans at Dec. 31	$(186)	$(48)	$(41)	$(69)
Amounts recognized in the Consolidated Balance Sheet at Dec. 31:
Noncurrent assets	$15	$19	$33	$33
Current liabilities	—	—	(2)	(4)
Noncurrent liabilities	(201)	(67)	(72)	(98)
Net amounts recognized	$(186)	$(48)	$(41)	$(69)
(a)Includes approximately $195 million in 2022 and $197 million in 2021 of lump-sum benefit payments used in the determination of a settlement charge.

	Pension Benefits		Postretirement Benefits
Significant Assumptions Used to Measure Benefit Obligations:	2022	2021	2022	2021
Discount rate for year-end valuation	5.80%	3.08%	5.80%	3.09%
Expected average long-term increase in compensation level	4.25	3.75	N/A	N/A
Mortality table	PRI-2012	PRI-2012	PRI-2012	PRI-2012
Health care costs trend rate — initial: Pre-65	N/A	N/A	6.50%	5.30%
Health care costs trend rate — initial: Post-65	N/A	N/A	5.50%	4.90%
Ultimate trend assumption — initial: Pre-65	N/A	N/A	4.50%	4.50%
Ultimate trend assumption — initial: Post-65	N/A	N/A	4.50%	4.50%
Years until ultimate trend is reached	N/A	N/A	7	4
Accumulated benefit obligation for the pension plan was $2,672 million and $3,469 million as of Dec. 31, 2022 and 2021, respectively.
Net Periodic Benefit Cost (Credit) — Net periodic benefit cost (credit), other than the service cost component, is included in other income (expense) in the consolidated statements of income.
Components of net periodic benefit cost (credit) and amounts recognized in other comprehensive income and regulatory assets and liabilities:

	Pension Benefits			Postretirement Benefits
(Millions of Dollars)	2022	2021	2020	2022	2021	2020
Service cost	$97	$104	$95	$2	$2	$1
Interest cost	110	104	125	15	15	18
Expected return on plan assets	(208)	(206)	(208)	(18)	(18)	(19)
Amortization of prior service credit	(1)	(1)	(4)	(6)	(8)	(8)
Amortization of net loss	75	107	100	2	5	4
Settlement charge (a)	71	59	—	—	—	—
Net periodic pension cost (credit)	144	167	108	(5)	(4)	(4)
Effects of regulation	(30)	(46)	9	3	2	3
Net benefit cost (credit) recognized for financial reporting	$114	$121	$117	$(2)	$(2)	$(1)
Significant Assumptions Used to Measure Costs:
Discount rate	3.08%	2.71%	3.49%	3.09%	2.65%	3.47%
Expected average long-term increase in compensation level	3.75	3.75	3.75	—	—	—
Expected average long-term rate of return on assets	6.49	6.49	6.87	4.10	4.10	4.50
(a)A settlement charge is required when the amount of all lump-sum distributions during the year is greater than the sum of the service and interest cost components of the annual net periodic pension cost. In 2022 and 2021, as a result of lump-sum distributions during each plan year, Xcel Energy recorded a total pension settlement charge of $71 million and $59 million, respectively, the majority of which was not recognized due to the effects of regulation. A total of $9 million and $7 million was recorded in the consolidated statements of income in 2022 and 2021, respectively. There were no settlement charges recorded for the qualified pension plans in 2020.

	Pension Benefits		Postretirement Benefits
(Millions of Dollars)	2022	2021	2022	2021
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:
Net loss	$1,021	$978	$63	$81
Prior service credit	(7)	(9)	(1)	(7)
Total	$1,014	$969	$62	$74
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Current regulatory assets	$21	$74	$—	$—
Noncurrent regulatory assets	943	846	78	90
Current regulatory liabilities	—	—	(1)	(1)
Noncurrent regulatory liabilities	—	—	(20)	(19)
Deferred income taxes	14	13	1	1
Net-of-tax accumulated other comprehensive income	36	36	4	3
Total	$1,014	$969	$62	$74

Measurement date	Dec. 31, 2022	Dec. 31, 2021	Dec. 31, 2022	Dec. 31, 2021

Cash Flows — Funding requirements can be impacted by changes to actuarial assumptions, actual asset levels and other calculations prescribed by the requirements of income tax and other pension-related regulations. Required contributions were made in 2020 - 2023 to meet minimum funding requirements.
Voluntary and required pension funding contributions:
•$50 million in January 2023.
•$50 million in 2022.
•$131 million in 2021.
•$150 million in 2020.
The postretirement health care plans have no funding requirements other than fulfilling benefit payment obligations when claims are presented and approved. Additional cash funding requirements are prescribed by certain state and federal rate regulatory authorities.
Voluntary postretirement funding contributions:
•$12 million expected during 2023.
•$13 million during 2022.
•$15 million during 2021.
•$11 million during 2020.
Targeted asset allocations:

	Pension Benefits		Postretirement Benefits
	2022	2021	2022	2021
Domestic and international equity securities	33%	33%	16%	15%
Long-duration fixed income securities	38	37	—	—
Short-to-intermediate fixed income securities	9	11	71	71
Alternative investments	18	17	12	8
Cash	2	2	1	6
Total	100%	100%	100%	100%
The asset allocations above reflect target allocations approved in the calendar year to take effect in the subsequent year.
Plan Amendments — There were no significant plan amendments made in 2022 or 2020 which affected the postretirement benefit obligation.
In 2021, Xcel Energy amended the Xcel Energy Pension Plan and Xcel Energy Inc. Nonbargaining Pension Plan (South) to reduce supplemental benefits for non-bargaining participants as well as to allow the transfer of a portion of non-qualified pension obligations into the qualified plans.
Projected Benefit Payments
Xcel Energy’s projected benefit payments:

(Millions of Dollars)	Projected Pension Benefit Payments	Gross Projected Postretirement Health Care Benefit Payments	Expected Medicare Part D Subsidies	Net Projected Postretirement Health Care Benefit Payments
2023	$283	$42	$2	$40
2024	249	41	2	39
2025	249	40	2	38
2026	246	39	2	37
2027	243	37	2	35
2028 - 2032	1,162	167	12	155
Defined Contribution Plans
Xcel Energy maintains 401(k) and other defined contribution plans that cover most employees. Total expense to these plans was approximately $46 million in 2022, $43 million in 2021 and $42 million in 2020.
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

Comanche Unit 3 Litigation — In 2021, CORE filed a lawsuit in Denver County District Court, alleging PSCo breached ownership agreement terms by failing to operate Comanche Unit 3 in accordance with prudent utility practices. In January 2022, the Court granted PSCo’s motion to dismiss CORE’s claims for unjust enrichment, declaratory judgment and damages for replacement power costs. In April 2022, CORE filed a supplement to include the January 2022 outage and damages related to this event. Also in 2022, CORE sent notice of withdrawal from the ownership agreement based on the same alleged breaches. In February 2023, CORE disclosed its expert witness, who estimated damages incurred of $270 million. Also in February 2023, the court granted PSCo’s motion precluding CORE from seeking damages related to its withdrawal as part of the lawsuit. PSCo continues to believe CORE's claims are without merit and disputes CORE’s right to withdraw.
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
In January 2021, the Minnesota Office of the Attorney General and DOC recommended that NSP-Minnesota refund approximately $17 million of replacement power costs previously recovered through the fuel clause adjustment. NSP-Minnesota subsequently filed its response, asserting that it acted prudently in connection with the Sherco Unit 3 outage, the MPUC has previously disallowed $22 million of related costs and no additional refund or disallowance is appropriate.
A final decision by the MPUC is expected in mid-2024. A loss related to this matter is deemed remote.
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
The MISO TOs and various other parties have filed petitions for review of the FERC’s most recent applicable opinions at the D.C. Circuit. In August 2022, the D.C. Circuit ruled that FERC had not adequately supported its conclusions, vacated FERC’s related orders and remanded the issue back to FERC for further proceedings, which remain pending. Additional exposure, if any related to this matter is expected to be immaterial.
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
In 2018, SPS’ appeal to the D.C. Circuit over the FERC rulings granting SPP the right to recover previously unbilled charges was remanded to the FERC. In 2019, the FERC reversed its 2016 decision and ordered SPP to refund charges retroactively collected from its transmission customers, including SPS, related to periods before September 2015. In 2020, SPP and Oklahoma Gas & Electric separately filed petitions for review of the FERC’s orders at the D.C. Circuit. In 2021, the D.C. Circuit issued a decision denying these appeals and upholding the FERC’s orders. Refunds received by SPS are expected to be given back to SPS customers through future rates.
In 2017, SPS filed a separate related complaint asserting SPP assessed upgrade charges to SPS in violation of the SPP OATT. In 2018, the FERC issued an order denying the SPS complaint. SPS filed a request for rehearing in 2018. The FERC subsequently issued a tolling order granting a rehearing for further consideration. If SPS’ complaint results in additional charges or refunds, SPS will seek to recover or refund the amount through future SPS customer rates. In 2020, SPS filed a petition for review of the FERC’s 2018 orders at the D.C. Circuit. In February 2022, FERC issued an order rejecting SPS’ request for hearing. SPS has appealed that order. That appeal has been combined with SPS’ prior appeal.
Wind Operating Commitments — PUCT and NMPRC orders related to the Hale and Sagamore wind projects included certain operating and savings minimums. In general, annual generation must exceed a net capacity factor of 48%. If annual generation is below the guaranteed level, SPS would be obligated to refund an amount equal to foregone PTCs and fuel savings. Additionally, retail customer savings must exceed project costs included in base rates over the first ten years of operations. SPS would be required to refund excess costs, if any, after ten years of operations. As of Dec. 31, 2022, the full-year net capacity factor exceeded the guaranteed level, resulting in no refund liability for 2022.
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
Historical MGP, Landfill and Disposal Sites
Xcel Energy is currently investigating, remediating or performing post-closure actions at 9 historical MGP, landfill or other disposal sites across its service territories, excluding sites that are being addressed under current coal ash regulations (see below).
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
As of Dec. 31, 2022, Xcel Energy had eight regulated ash units in operation.
PSCo is currently exploring an agreement with a third party that would excavate and process ash for beneficial use (at two sites) and perform restoration at one site at a cost of approximately $45 million. An estimated liability has been recorded and amounts are expected to be fully recoverable through regulatory mechanisms.
Investigation and feasibility studies for additional corrective action related to offsite groundwater are ongoing (three sites). While the results are uncertain, additional costs are estimated to be up to $35 million. A liability has been recorded for the portion estimable/probable and are expected to be fully recoverable through regulatory mechanisms.
Federal Clean Water Act Section 316(b) — The Federal Clean Water Act requires the EPA to regulate cooling water intake structures to assure they reflect the best technology available for minimizing impingement and entrainment of aquatic species.
Estimated capital expenditures of approximately $45 million may be required for NSP-Minnesota to comply with the requirements pending approval of mitigation plans from the MPCA. Xcel Energy anticipates these costs will be recoverable through regulatory mechanisms.
Environmental Requirements — Air
Reasonable Progress Rule and BART — In 2016, the EPA adopted a final rule establishing a federal implementation plan for reasonable further progress under the regional haze program for the state of Texas. The rule imposes SO2 emission limitations which would require the installation of dry scrubbers on Tolk Units 1 and 2; compliance would have been required by February 2021. SPS appealed the EPA’s decision and obtained a stay of the final rule.
In 2017, the EPA adopted a final BART rule for Texas. Under that rule, Harrington Units 1, 2, and 3 and Tolk Units 1 and 2 participate in intrastate SO2 budget and trading program. The rule also implemented participation in a federal ozone season NOx budget and trading program, named the Cross State Air Pollution Rule. The EPA is reconsidering this rule.
AROs — AROs have been recorded for Xcel Energy’s assets. For nuclear assets, the ARO is associated with the decommissioning of NSP-Minnesota nuclear generating plants.
Aggregate fair value of NSP-Minnesota’s legally restricted assets, for funding future nuclear decommissioning was $2.9 billion and $3.3 billion for 2022 and 2021, respectively.
Xcel Energy’s AROs were as follows:

(Millions of Dollars)	Jan. 1, 2022	Amounts Incurred (a)	Accretion	Cash Flow Revisions (b)	Dec. 31, 2022
Electric
Nuclear	$2,056	$—	$104	$—	$2,160
Wind	478	25	19	(8)	514
Steam, hydro and other production	288	34	12	14	348
Distribution	47	—	1	—	48
Natural gas
Transmission and distribution	271	—	12	23	306
Miscellaneous	8	—	—	(7)	1
Common
Miscellaneous	1	—	—	—	1
Non-utility
Miscellaneous	2	—	—	—	2
Total liability	$3,151	$59	$148	$22	$3,380
(a)Amounts incurred related to the wind farms placed in service in 2022 for NSP-Minnesota (Dakota Range and Rock Aetna) and steam production pond remediation costs for PSCo.
(b)In 2022, AROs were revised for changes in timing and estimates of cash flows. Revisions in steam, hydro and other production AROs were primarily related to changes in cost estimates for remediation of ash containment facilities. Changes in gas transmission and distribution AROs were primarily related to changes in labor rates coupled with increased gas line mileage and number of services.

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
Indeterminate AROs — Outside of the recorded asbestos AROs, other plants or buildings may contain asbestos due to the age of many of Xcel Energy’s facilities, but no confirmation or measurement of the cost of removal could be determined as of Dec. 31, 2022. Therefore, an ARO was not recorded for these facilities.
Nuclear
Nuclear Insurance — NSP-Minnesota’s public liability for claims from any nuclear incident is limited to $13.7 billion under the Price-Anderson amendment to the Atomic Energy Act. NSP-Minnesota has $450 million of coverage for its public liability exposure with a pool of insurance companies. The remaining $13.2 billion of exposure is funded by the Secondary Financial Protection Program available from assessments by the federal government.
NSP-Minnesota is subject to assessments of up to $138 million per reactor-incident for each of its three reactors, for public liability arising from a nuclear incident at any licensed nuclear facility in the United States. The maximum funding requirement is $20 million per reactor-incident during any one year. Maximum assessments are subject to inflation adjustments.
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
NSP-Minnesota could be subject to annual maximum assessments of $12 million for business interruption insurance and $32 million for property damage insurance if losses exceed accumulated reserve funds.
Nuclear Fuel Disposal — NSP-Minnesota is responsible for temporarily storing spent nuclear fuel from its nuclear plants. The DOE is responsible for permanently storing spent fuel from U.S. nuclear plants, but no such facility is yet available.
NSP-Minnesota owns temporary on-site storage facilities for spent fuel at its Monticello and PI nuclear plants, which consist of storage pools and dry cask facilities. The Monticello dry-cask storage facility currently stores all 30 of the authorized canisters. The PI dry-cask storage facility currently stores 50 of the 64 authorized casks. Monticello’s future spent fuel will continue to be placed in its spent fuel pool. The decommissioning plan addresses the disposition of spent fuel at the end of the licensed life. A CON for additional storage at the Monticello site has been filed with the MPUC, to support possible life extension to 2040. NSP-Minnesota expects a decision by year-end 2023.
Regulatory Plant Decommissioning Recovery — Decommissioning activities for NSP-Minnesota’s nuclear facilities are planned to begin at the end of each unit’s authorized retirement dates, which can be different than the currently approved NRC operating licenses. These decommissioning activities are planned to be completed at both facilities by 2101.
NSP-Minnesota’s current operating licenses allow continued use of its Monticello nuclear plant until 2030 and its PI nuclear plant until 2033 for Unit 1 and 2034 for Unit 2. The MPUC reaffirmed a 60-year DECON scenario, where Monticello continues operations under a 10-year license extension (approved in August 2022). NRC approval of the extension is pending.
Future decommissioning costs of nuclear facilities are estimated through triennial periodic studies that assess the costs and timing of planned nuclear decommissioning activities for each unit. The 2020 nuclear decommissioning filing was approved by the MPUC and became effective in 2022.
Obligations for decommissioning are expected to be funded 100% by the external decommissioning trust fund. NSP-Minnesota had $2.9 billion and $3.3 billion of assets held in external decommissioning trusts at Dec. 31, 2022, and 2021, respectively.
See Note 10 to the consolidated financial statements for additional discussion.
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

Most of Xcel Energy’s leases do not contain a readily determinable discount rate. Therefore, the present value of future lease payments is generally calculated using the applicable Xcel Energy subsidiary’s estimated incremental borrowing rate (weighted average of 4.1%). Xcel Energy has elected the practical expedient under which non-lease components, such as asset maintenance costs included in payments, are not deducted from minimum lease payments for the purposes of lease accounting and disclosure.
Leases with an initial term of 12 months or less are classified as short-term leases and are not recognized on the consolidated balance sheet.
Operating lease ROU assets:

(Millions of Dollars)	Dec. 31, 2022	Dec. 31, 2021
PPAs	$1,669	$1,656
Other	244	225
Gross operating lease ROU assets	1,913	1,881
Accumulated amortization	(709)	(590)
Net operating lease ROU assets	$1,204	$1,291
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
Finance lease ROU assets:

(Millions of Dollars)	Dec. 31, 2022	Dec. 31, 2021
Gas storage facilities	$160	$201
Gas pipeline	21	21
Gross finance lease ROU assets	181	222
Accumulated amortization	(64)	(97)
Net finance lease ROU assets	$117	$125
Components of lease expense:

(Millions of Dollars)	2022	2021	2020
Operating leases
PPA capacity payments	$241	$251	$238
Other operating leases (a)	39	36	26
Total operating lease expense (b)	$280	$287	$264
Finance leases
Amortization of ROU assets	$4	$7	$7
Interest expense on lease liability	16	17	18
Total finance lease expense	$20	$24	$25
(a)Includes short-term lease expense of $6 million for 2022 and $5 million for 2021 and 2020.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.
Commitments under operating and finance leases as of Dec. 31, 2022:

(Millions of Dollars)	PPA (a) (b) Operating Leases	Other Operating Leases	Total Operating Leases	Finance Leases (c)
2023	$231	$33	$264	$10
2024	238	28	266	10
2025	217	23	240	10
2026	161	18	179	9
2027	90	18	108	8
Thereafter	326	74	400	181
Total minimum obligation	1,263	194	1,457	228
Interest component of obligation	(170)	(32)	(202)	(162)
Present value of minimum obligation	$1,093	162	1,255	66
Less current portion			(217)	(2)
Noncurrent operating and finance lease liabilities			$1,038	$64

Weighted-average remaining lease term in years			7.9	37.8
(a)Amounts do not include PPAs accounted for as executory contracts and/or contingent payments, such as energy payments on renewable PPAs.
(b)PPA operating leases contractually expire at various dates through 2033.
(c)Excludes certain amounts related to Xcel Energy’s 50% ownership interest in WYCO.
PPAs and Fuel Contracts
Non-Lease PPAs — NSP-Minnesota, PSCo and SPS have entered into PPAs with other utilities and energy suppliers for purchased power to meet system load and energy requirements, operating reserve obligations and as part of wholesale and commodity trading activities. In general, these agreements provide for energy payments, based on actual energy delivered and capacity payments. Certain PPAs, accounted for as executory contracts with various expiration dates through 2033, contain minimum energy purchase commitments. Total energy payments on those contracts were $182 million, $149 million and $112 million in 2022, 2021 and 2020, respectively.
Included in electric fuel and purchased power expenses for PPAs accounted for as executory contracts were payments for capacity of $75 million, $69 million and $75 million in 2022, 2021 and 2020, respectively.
Capacity and energy payments are contingent on the IPPs meeting contract obligations, including plant availability requirements. Certain contractual payments are adjusted based on market indices. The effects of price adjustments on financial results are mitigated through purchased energy cost recovery mechanisms.
At Dec. 31, 2022, the estimated future payments for capacity and energy that the utility subsidiaries of Xcel Energy are obligated to purchase pursuant to these executory contracts, subject to availability, were as follows:

(Millions of Dollars)	Capacity	Energy (a)
2023	$77	$50
2024	72	45
2025	29	51
2026	10	48
2027	7	55
Thereafter	3	28
Total	$198	$277
(a)Excludes contingent energy payments for renewable energy PPAs.

Fuel Contracts — Xcel Energy has entered into various long-term commitments for the purchase and delivery of a significant portion of its coal, nuclear fuel and natural gas requirements. These contracts expire between 2023 and 2060. Xcel Energy is required to pay additional amounts depending on actual quantities shipped under these agreements.
Estimated minimum purchases under these contracts as of Dec. 31, 2022:

(Millions of Dollars)	Coal	Nuclear fuel	Natural gas supply	Natural gas supply and transportation
2023	$628	$144	$684	$316
2024	343	112	8	290
2025	90	158	1	276
2026	53	37	—	276
2027	55	155	—	225
Thereafter	2	194	—	607
Total	$1,171	$800	$693	$1,990
VIEs
PPAs — Under certain PPAs, NSP-Minnesota, PSCo and SPS purchase power from IPPs for which the utility subsidiaries are required to reimburse fuel costs, or to participate in tolling arrangements under which the utility subsidiaries procure the natural gas required to produce the energy that they purchase. Xcel Energy has determined that certain IPPs are VIEs, however it is not subject to risk of loss from the operations of these entities, and no significant financial support is required other than contractual payments for energy and capacity.
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
The utility subsidiaries had approximately 3,961 MW and 4,062 MW of capacity under these long-term PPAs at Dec. 31, 2022 and 2021, respectively, with entities that have been determined to be VIEs. These agreements have expiration dates through 2041.
Fuel Contracts — SPS purchases all of its coal requirements for its Harrington and Tolk plants from TUCO Inc. under contracts that will expire in December 2024 and December 2027, respectively. TUCO arranges for the purchase, receiving, transporting, unloading, handling, crushing, weighing and delivery of coal to meet SPS’ requirements. TUCO is responsible for negotiating and administering contracts with coal suppliers, transporters and handlers.
SPS has not provided any significant financial support to TUCO, other than contractual payments for delivered coal. However, the fuel contracts create a variable interest in TUCO due to SPS’ reimbursement of fuel procurement costs.
SPS has determined that TUCO is a VIE, however it has concluded that SPS is not the primary beneficiary because it does not have the power to direct the activities that most significantly impact TUCO’s economic performance.
Low-Income Housing Limited Partnerships — Eloigne and NSP-Wisconsin have entered into limited partnerships with affordable rental housing activities that qualify for low-income housing tax credits.
Eloigne and NSP-Wisconsin, as primary beneficiaries of these activities, consolidate these limited partnerships in their consolidated financial statements.
Amounts reflected in Xcel Energy’s consolidated balance sheets for these investments include $44 million of assets and $35 million of liabilities at Dec. 31, 2022, and $45 million of assets and $35 million of liabilities at Dec. 31, 2021.
Other
Technology Agreements — Xcel Energy has several contracts for information technology services that extend through 2027. The contracts are cancelable, although there are financial penalties for early termination. Xcel Energy capitalized or expensed $181 million, $103 million and $110 million associated with these vendors in 2022, 2021 and 2020, respectively.
Committed minimum payments under these obligations as follows:

(Millions of Dollars)	Minimum Payments
2023	$24
2024	13
2025	12
2026	11
2027	10
Thereafter	—
Guarantees and Bond Indemnifications — Xcel Energy Inc. and its subsidiaries provide guarantees and bond indemnities, which guarantee payment or performance. Xcel Energy Inc.’s exposure is based upon the net liability under the specified agreements or transactions. Most of the guarantees and bond indemnities issued by Xcel Energy Inc. and its subsidiaries have a stated maximum amount.
As of Dec. 31, 2022 and 2021, Xcel Energy Inc. and its subsidiaries had no assets held as collateral related to their guarantees, bond indemnities and indemnification agreements. Guarantees and bond indemnities issued and outstanding for Xcel Energy were $62 million and $60 million at Dec. 31, 2022 and 2021 respectively.
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

13. Other Comprehensive Income
Changes in accumulated other comprehensive loss, net of tax, for the years ended Dec. 31:

	2022
(Millions of Dollars)	Gains and Losses on Interest Rate Cash Flow Hedges		Defined Benefit Pension and Postretirement Items		Total
Accumulated other comprehensive loss at Jan. 1	$(75)		$(48)		$(123)
Other comprehensive gain before reclassifications	16		5		21
Losses reclassified from net accumulated other comprehensive loss:
Amortization of interest rate hedges	5	(a)	—		5
Amortization of net actuarial loss	—		4	(b)	4
Net current period other comprehensive income	21		9		30
Accumulated other comprehensive loss at Dec. 31	$(54)		$(39)		$(93)
(a)Included in interest charges.
(b)Included in the computation of net periodic pension and postretirement benefit costs. See Note 11 for further information.

	2021
(Millions of Dollars)	Gains and Losses on Interest Rate Cash Flow Hedges		Defined Benefit Pension and Postretirement Items		Total
Accumulated other comprehensive loss at Jan. 1	$(85)		$(56)		$(141)
Other comprehensive gain before reclassifications	4		—		4
Losses reclassified from net accumulated other comprehensive loss:
Amortization of interest rate hedges	6	(a)	—		6
Amortization of net actuarial loss	—		8	(b)	8
Net current period other comprehensive income	10		8		18
Accumulated other comprehensive loss at Dec. 31	$(75)		$(48)		$(123)
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
Xcel Energy had equity method investments of $219 million and $208 million as of Dec. 31, 2022 and 2021, respectively, included in the natural gas utility and all other segments.
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

Xcel Energy’s segment information:

(Millions of Dollars)	2022	2021	2020
Regulated Electric
Operating revenues — external	$12,123	$11,205	$9,802
Intersegment revenue	2	2	2
Total revenues	$12,125	$11,207	$9,804
Depreciation and amortization	2,122	1,855	1,673
Interest charges and financing costs	636	568	534
Income tax (benefit) expense	(162)	(96)	1
Net income	1,631	1,478	1,407
Regulated Natural Gas
Operating revenues — external	$3,080	$2,132	$1,636
Intersegment revenue	2	2	1
Total revenues	$3,082	$2,134	$1,637
Depreciation and amortization	276	254	252
Interest charges and financing costs	86	75	71
Income tax expense	68	54	17
Net income	264	231	190
All Other
Total revenues	$107	$94	$88
Depreciation and amortization	15	12	23
Interest charges and financing costs	203	173	193
Income tax benefit	(41)	(28)	(24)
Net loss	(159)	(112)	(124)

Consolidated Total
Total revenues	$15,314	$13,435	$11,529
Reconciling eliminations	(4)	(4)	(3)
Total operating revenues	$15,310	$13,431	$11,526
Depreciation and amortization	2,413	2,121	1,948
Interest charges and financing costs	925	816	798
Income tax (benefit) expense	(135)	(70)	(6)
Net income	1,736	1,597	1,473

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
Internal Control Over Financial Reporting
No changes in Xcel Energy’s internal control over financial reporting occurred during the most recent fiscal quarter ended Dec. 31, 2022 that materially affected, or are reasonably likely to materially affect, Xcel Energy’s internal control over financial reporting. Xcel Energy maintains internal control over financial reporting to provide reasonable assurance regarding the reliability of the financial reporting. Xcel Energy has evaluated and documented its controls in process activities, general computer activities, and on an entity-wide level.
During the year and in preparation for issuing its report for the year ended Dec. 31, 2022 on internal controls under section 404 of the Sarbanes-Oxley Act of 2002, Xcel Energy conducted testing and monitoring of its internal control over financial reporting. Based on the control evaluation, testing and remediation performed, Xcel Energy did not identify any material control weaknesses, as defined under the standards and rules issued by the Public Company Accounting Oversight Board, as approved by the SEC and as indicated in Xcel Energy’s Management Report on Internal Controls over Financial Reporting, which is contained in Item 8 herein.

ITEM 9B — OTHER INFORMATION
None.

ITEM 9C — DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required under this Item with respect to Directors and Corporate Governance is set forth in Xcel Energy Inc.’s Proxy Statement for its 2023 Annual Meeting of Shareholders, which is expected to occur on April 11, 2023, incorporated by reference. Information with respect to Executive Officers is included in Item 1 to this report.

ITEM 11 — EXECUTIVE COMPENSATION
Information required under this Item is set forth in Xcel Energy Inc.’s Proxy Statement for its 2023 Annual Meeting of Shareholders, which is incorporated by reference.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required under this Item is contained in Xcel Energy Inc.’s Proxy Statement for its 2023 Annual Meeting of Shareholders, which is incorporated by reference.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this Item is contained in Xcel Energy Inc.’s Proxy Statement for its 2023 Annual Meeting of Shareholders, which is incorporated by reference.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required under this Item (aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34)) is contained in Xcel Energy Inc.’s Proxy Statement for its 2023 Annual Meeting of Shareholders, which is incorporated by reference.
PART IV

ITEM 15 — EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

1	Consolidated Financial Statements
	Management Report on Internal Controls Over Financial Reporting — For the year ended Dec. 31, 2022.
	Report of Independent Registered Public Accounting Firm — Financial Statements and Internal Controls Over Financial Reporting
	Consolidated Statements of Income — For each of the three years ended Dec. 31, 2022, 2021, and 2020.
	Consolidated Statements of Comprehensive Income — For each of the three years ended Dec. 31, 2022, 2021, and 2020.
	Consolidated Statements of Cash Flows — For each of the three years ended Dec. 31, 2022, 2021, and 2020.
	Consolidated Balance Sheets — As of Dec. 31, 2022 and 2021.
	Consolidated Statements of Common Stockholders’ Equity — For each of the three years ended Dec. 31, 2022, 2021, and 2020.

2	Schedule I — Condensed Financial Information of Registrant.
	Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended Dec. 31, 2022, 2021, and 2020.

3	Exhibits
*	Indicates incorporation by reference
+	Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

Xcel Energy Inc.
Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation of Xcel Energy Inc.	Xcel Energy Inc. Form 8-K dated May 16, 2012	3.01
3.02*	Bylaws of Xcel Energy Inc., as Amended on April 3, 2020	Xcel Energy Inc. Form 8-K dated April 3, 2020	3.01
4.01*	Description of Securities	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2019	4.01
4.02*	Indenture, dated as of Dec. 1, 2000, by and between Xcel Energy Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank Minnesota, National Association), as Trustee	Xcel Energy Inc. Form 8-K dated Dec. 14, 2000	4.01
4.03*	Supplemental Indenture No. 3, dated as of June 1, 2006, by and between Xcel Energy Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as Trustee, creating $300 million of 6.50% Senior Notes, Series due July 1, 2036	Xcel Energy Inc. Form 8-K dated June 6, 2006	4.01
4.04*	Junior Subordinated Indenture, dated as of Jan. 1, 2008, by and between Xcel Energy Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as Trustee	Xcel Energy Inc. Form 8-K dated Jan. 16, 2008	4.01
4.05*	Replacement Capital Covenant, dated Jan. 16, 2008	Xcel Energy Inc. Form 8-K dated Jan. 16, 2008	4.03
4.06*	Supplemental Indenture No. 6, dated as of Sept. 1, 2011, by and between Xcel Energy Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as Trustee, creating $250 million of 4.80% Senior Notes, Series due Sept. 15, 2041	Xcel Energy Inc. Form 8-K dated Sept. 12, 2011	4.01
4.07*	Supplemental Indenture No. 8, dated as of June 1, 2015, by and between Xcel Energy Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as Trustee, creating $250 million aggregate principal amount of 3.30% Senior Notes, Series due June 1, 2025	Xcel Energy Inc. Form 8-K dated June 1, 2015	4.01
4.08*	Supplemental Indenture No. 10, dated as of Dec. 1, 2016, by and between Xcel Energy Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association, as Trustee), creating $500 million aggregate principal amount of 3.35% Senior Notes, Series due Dec. 1, 2026	Xcel Energy Inc. Form 8-K dated Dec. 1, 2016	4.01
4.09*	Supplemental Indenture No. 11, dated as of June 25, 2018, by and between Xcel Energy Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as Trustee, creating $500 million aggregate principal amount of 4.00% Senior Notes, Series due June 15, 2028	Xcel Energy Inc. Form 8-K dated June 25, 2018	4.01
4.10*	Supplemental Indenture No. 12, dated as of Nov. 7, 2019 by and between Xcel Energy Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as Trustee, creating $500 million aggregate principal amount of 2.60% Senior Notes, Series due Dec 1. 2029 and $500 million aggregate principal amount of 3.50% Senior Notes, Series due Dec. 1, 2049	Xcel Energy Inc. Form 8-K dated Nov. 7, 2019	4.01
4.11*	Supplemental Indenture No. 13, dated as of April 1, 2020 by and between Xcel Energy Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as Trustee creating $600 million aggregate principal amount of 3.40% Senior Notes, Series due June 1, 2030	Xcel Energy Inc. Form 8-K dated April 1, 2020	4.01
4.12*	Supplemental Indenture No. 14, dated as of Sept. 25, 2020 between Xcel Energy Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as Trustee, creating $500 million aggregate principal amount of 0.50% Senior Notes, Series due Oct. 15, 2023	Xcel Energy Inc. Form 8-K dated Sept. 25, 2020	4.01
4.13*	Supplemental Indenture No. 15, dated as of Nov. 3, 2021 between Xcel Energy Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as Trustee, creating $500 million aggregate principal amount of 1.75% Senior Notes, Series due March 15, 2027 and $300 million aggregate principal amount of 2.35% Senior Notes, Series due Nov. 15, 2031	Xcel Energy Inc. Form 8-K dated Nov. 3, 2021	4.01

4.14*	Supplemental Indenture No. 16, dated as of May 6, 2022, by and between Xcel Energy Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee, creating $700 million aggregate principal amount of 4.60% Senior Notes, Series due June 1, 2032	Xcel Energy Form 8-K dated May 6, 2022	4.01
10.01*	Xcel Energy Inc. Nonqualified Pension Plan (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.02
10.02*+	Xcel Energy Senior Executive Severance and Change-in-Control Policy (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.05
10.03*+	Second Amendment to Exhibit 10.02 dated Oct. 26, 2011	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2011	10.18
10.04*+	Fifth Amendment to Exhibit 10.02 dated May 3, 2016	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2016	10.01
10.05*+	Seventh Amendment to Exhibit 10.02 dated May 7, 2018	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2018	10.01
10.06*+	Eighth Amendment to Exhibit 10.02 dated March 31, 2020	Xcel Energy Inc. Form 10-Q for the quarter ended March 31, 2020	10.02
10.07*+	Ninth Amendment to Exhibit 10.02 dated May 22, 2020	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2020	10.01
10.08*+	Xcel Energy Inc. Supplemental Executive Retirement Plan as amended and restated Jan. 1, 2009	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.17
10.09*+	Xcel Energy Inc. Executive Annual Incentive Plan (as amended and restated effective Feb. 17, 2010)	Xcel Energy Inc. Definitive Proxy Statement dated April 6, 2010	Appendix A
10.10*+	First Amendment to Exhibit 10.09 dated Feb. 20, 2013	Xcel Energy Inc. Form 10-Q for the quarter ended March 31, 2013	10.01
10.11*+	Xcel Energy Inc. Executive Annual Incentive Award Plan Form of Restricted Stock Agreement	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2009	10.08
10.12*+	Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.07
10.13*+	First Amendment to Exhibit 10.12 effective Nov. 29, 2011	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2011	10.17
10.14*+	Second Amendment to Exhibit 10.12 dated May 21, 2013	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2013	10.22
10.15*+	Third Amendment to Exhibit 10.12 dated Sept. 30, 2016	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2016	10.01
10.16*+	Fourth Amendment to Exhibit 10.12 dated Oct. 23, 2017	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2017	10.1
10.17*+	Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.34
10.18*+	Form of Terms and Conditions under the Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan for Awards of Restricted Stock Units and/or Performance Share Units	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.35
10.19*+	Form of Award Agreement for Restricted Stock Units and/or Performance Share Units under the Xcel Energy Inc. 2015 Omnibus Incentive Plan for awards since 2020	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2019	10.32
10.20*+	Stock Equivalent Plan for Non-Employee Directors of Xcel Energy Inc. as amended and restated effective Feb. 23, 2011	Xcel Energy Inc. Definitive Proxy Statement dated April 5, 2011	Appendix A
10.21*+	Stock Equivalent Program for Non-Employee Directors of Xcel Energy Inc. under the Xcel Energy Inc. 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 8-K dated May 20, 2015	10.02
10.22*+	Summary of Non-Employee Director Compensation, effective as of Oct. 1, 2021	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2021	10.01
10.23*+	Stock Program for Non-Employee Directors of Xcel Energy Inc. as Amended and Restated on Dec. 12, 2017 under the 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.36
10.24*+	Form of Services Agreement between Xcel Energy Services Inc. and utility companies	Xcel Energy Inc. Form U5B dated Nov. 16, 2000	H-1
10.25*	Fourth Amended and Restated Credit Agreement, dated as of September 19, 2022, among Xcel Energy Inc., as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank PLC, as Syndication Agents, and Citibank, N.A., MUFG Bank, Ltd., and Wells Fargo Bank, National Association., as Documentation Agents	Xcel Energy Inc. Form 8-K dated Sept. 19, 2022	99.01
10.26*+	Form of Award Agreement for Retention-Based Restricted Stock Units under the Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 8-K dated Dec. 10, 2021	10.01

NSP-Minnesota
4.15*
Supplemental and Restated Trust Indenture, dated May 1, 1988, from NSP-Minnesota to Harris Trust and Savings Bank, as Trustee, providing for the issuance of First Mortgage Bonds, Supplemental Indentures between NSP-Minnesota and said Trustee
		Xcel Energy Inc. Form S-3 dated April 18, 2018	4(b)(3)
4.16*	Supplemental Trust Indenture, dated as of June 1, 1995, from NSP-Minnesota to Harris Trust and Savings Bank, as Trustee, creating $250 million aggregate principal amount of 7.125% First Mortgage Bonds, Series due July 1, 2025	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2017	4.11
4.17*	Supplemental Trust Indenture, dated as of March 1, 1998, from NSP-Minnesota to Harris Trust and Savings Bank, as Trustee, creating $150 million aggregate principal amount of 6.5% First Mortgage Bonds, Series due March 1, 2028	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2017	4.12
4.18*	Supplemental Trust Indenture, dated as of Aug. 1, 2000 (Assignment and Assumption of Trust Indenture)	NSP-Minnesota Form 10-12G dated Oct. 5, 2000	4.51
4.19*
Indenture, dated as of July 1, 1999, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, NA (as successor to Norwest Bank Minnesota, NA), as Trustee, providing for the issuance of Sr. Debt Securities
		Xcel Energy Inc. Form S-3 dated April 18, 2018	4(b)(7)

4.20*	Supplemental Indenture No. 2, dated Aug. 18, 2000, supplemental to the Indenture, dated as of July 1, 1999, among Xcel Energy Inc., NSP-Minnesota and The Bank of New York Mellon Trust Company, NA (as successor to Wells Fargo Bank Minnesota, NA), as Trustee	NSP-Minnesota Form 10-12G dated Oct. 5, 2000	4.63
4.21*	Supplemental Trust Indenture, dated as of July 1, 2005, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, NA (as successor to BNY Midwest Trust Company), as Trustee, creating $250 million aggregate principal amount of 5.25% First Mortgage Bonds, Series due July 15, 2035	NSP-Minnesota Form 8-K dated July 14, 2005	4.01
4.22*	Supplemental Trust Indenture, dated as of May 1, 2006, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, NA (as successor to BNY Midwest Trust Company), as Trustee, creating $400 million aggregate principal amount of 6.25% First Mortgage Bonds, Series due June 1, 2036	NSP-Minnesota Form 8-K dated May 18, 2006	4.01
4.23*	Supplemental Trust Indenture, dated as of June 1, 2007, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, NA (as successor to BNY Midwest Trust Company), as Trustee, creating $350 million aggregate principal amount of 6.20% First Mortgage Bonds, Series due July 1, 2037	NSP-Minnesota Form 8-K dated June 19, 2007	4.01
4.24*	Supplemental Trust Indenture, dated as of Nov. 1, 2009, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company., NA, as Trustee, creating $300 million aggregate principal amount of 5.35% First Mortgage Bonds, Series due Nov. 1, 2039	NSP-Minnesota Form 8-K dated Nov. 16, 2009	4.01
4.25*	Supplemental Trust Indenture, dated as of Aug. 1, 2010, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, NA, as Trustee, creating $250 million aggregate principal amount of 4.85% First Mortgage Bonds, Series due Aug. 15, 2040	NSP-Minnesota Form 8-K dated Aug. 4, 2010	4.01
4.26*	Supplemental Trust Indenture, dated as of Aug. 1, 2012, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, NA, as Trustee, creating $500 million aggregate principal amount of 3.40% First Mortgage Bonds, Series due Aug. 15, 2042	NSP-Minnesota Form 8-K dated Aug. 13, 2012	4.01
4.27*	Supplemental Trust Indenture, dated as of May 1, 2013, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as Trustee, creating $400 million aggregate principal amount of 2.60% First Mortgage Bonds, Series due May 15, 2023	NSP-Minnesota Form 8-K dated May 20, 2013	4.01
4.28*	Supplemental Trust Indenture, dated as of May 1, 2014, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as Trustee, creating $300 million aggregate principal amount of 4.125% First Mortgage Bonds, Series due May 15, 2044	NSP-Minnesota Form 8-K dated May 13, 2014	4.01
4.29*	Supplemental Trust Indenture, dated as of Aug. 1, 2015, by and between NSP-Minnesota and The Bank of New York Mellon Company, N.A., as Trustee, creating $300 million aggregate principal amount of 4.00% First Mortgage Bonds, Series due Aug. 15, 2045	NSP-Minnesota Form 8-K dated Aug. 11, 2015	4.01
4.30*	Supplemental Trust Indenture, dated as of May 1, 2016, by and between NSP-Minnesota and The Bank of NY Mellon Trust Company, N.A., as Trustee, creating $350 million aggregate principal amount of 3.60% First Mortgage Bonds, Series due May 15, 2046	NSP-Minnesota Form 8-K dated May 31, 2016	4.01
4.31*	Supplemental Trust Indenture, dated as of Sept. 1, 2017, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as Trustee, creating $600 million aggregate principal amount of 3.60% First Mortgage Bonds, Series due Sept. 15, 2047	NSP-Minnesota Form 8-K dated Sept. 13, 2017	4.01
4.32*	Supplemental Trust Indenture, dated as of Sept. 1, 2019, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as Trustee, creating $600 million aggregate principal amount of 2.90% First Mortgage Bonds, Series due March 1, 2050	NSP-Minnesota Form 8-K dated Sept. 10, 2019	4.01
4.33*	Supplemental Indenture, dated as of June 8, 2020, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as Trustee, creating $700 million aggregate principal amount of 2.60% First Mortgage Bonds, Series due June 1, 2051	NSP-Minnesota 8-K dated June 15, 2020	4.01
4.34*	Supplemental Indenture, dated as of March 1, 2021, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as Trustee, creating $425 million principal amount of 2.25% First Mortgage Bonds, Series due April 1, 2031 and $425 million principal amount of 3.20% First Mortgage Bonds, Series due April 1, 2052	NSP-Minnesota 8-K dated March 30, 2021	4.01
4.35*	Supplemental Indenture, dated as of May 1, 2022, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as Trustee, creating $500 million aggregate principal amount of 4.50% First Mortgage Bonds, Series due June 1, 2052	NSP-Minnesota 8-K dated May 9, 2022	4.01
10.27*	Restated Interchange Agreement dated Jan. 16, 2001 between NSP-Wisconsin and NSP-Minnesota	NSP-Wisconsin Form S-4 dated Jan. 21, 2004	10.01
10.28*	Fourth Amended and Restated Credit Agreement, dated as of September 19, 2022, among NSP-Minnesota, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank PLC, as Syndication Agents, and Citibank, N.A., MUFG Bank, Ltd., and Wells Fargo Bank, National Association, as Documentation Agents	Xcel Energy Inc. Form 8-K dated Sept. 19, 2022	99.02

NSP-Wisconsin
4.36*
Supplemental and Restated Trust Indenture, dated as of March 1, 1991, by and between NSP-Wisconsin and U.S. Bank Trust Company, National Association (as successor to First Wisconsin Trust Company), as Trustee providing for the issuance of First Mortgage Bonds
		Xcel Energy Inc. Form S-3 dated April 18, 2018	4(c)(3)
4.37*	Trust Indenture, dated Sept. 1, 2000, by and between NSP-Wisconsin and U.S. Bank Trust Company, National Association (as successor to Firstar Bank, N.A.), as Trustee	NSP-Wisconsin Form 8-K dated Sept. 25, 2000	4.01
4.38*	Supplemental Trust Indenture, dated as of Sept. 1, 2008, by and between NSP-Wisconsin and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $200 million aggregate principal amount of 6.375% First Mortgage Bonds, Series due Sept. 1, 2038	NSP-Wisconsin Form 8-K dated Sept. 3, 2008	4.01
4.39*	Supplemental Trust Indenture, dated as of Oct. 1, 2012, by and between NSP-Wisconsin and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $100 million aggregate principal amount of 3.70% First Mortgage Bonds, Series due Oct. 1, 2042	NSP-Wisconsin Form 8-K dated Oct. 10, 2012	4.01
4.40*	Supplemental Trust Indenture, dated as of June 1, 2014, between NSP-Wisconsin and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $100 million aggregate principal amount of 3.30% First Mortgage Bonds, Series due June 15, 2024	NSP-Wisconsin Form 8-K dated June 23, 2014	4.01
4.41*	Supplemental Trust Indenture, dated as of Nov 1, 2017, by and between NSP-Wisconsin and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $100 million aggregate principal amount of 3.75% First Mortgage Bonds, Series due Dec. 1, 2047	NSP-Wisconsin Form 8-K dated Dec. 4, 2017	4.01
4.42*	Supplemental Indenture, dated as of Sept. 1, 2018, by and between NSP-Wisconsin and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $200 million aggregate principal amount of 4.20% First Mortgage Bonds, Series due Sept. 1, 2048	NSP-Wisconsin Form 8-K dated Sept. 12, 2018	4.01

4.43*	Supplemental Trust Indenture, dated as of May 18, 2020, by and between NSP-Wisconsin and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $100 million aggregate principal amount of 3.05% First Mortgage Bonds, Series due May 1, 2051	NSP-Wisconsin Form 8-K dated May 26, 2020	4.01
4.44*	Supplemental Indenture dated as of July 19, 2021 between NSP-Wisconsin and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $100 million principal amount of 2.82% First Mortgage Bonds, Series due May 1, 2051	NSP-Wisconsin Form 8-K dated July 20, 2021	4.01
4.45*	Supplemental Trust Indenture, dated as of July 15, 2022, by and between NSP-Wisconsin and U.S. Bank Trust Company, National Association, as Trustee, creating $100 million aggregate principal amount of 4.86% First Mortgage Bonds, Series due Sept. 15, 2052	NSP-Wisconsin Form 8-K dated July 15, 2022	4.01
10.29*	Restated Interchange Agreement dated Jan. 16, 2001 between NSP-Wisconsin and NSP-Minnesota	NSP-Wisconsin Form S-4 dated Jan. 21, 2004	10.01
10.30*	Fourth Amended and Restated Credit Agreement, dated as of Sept. 19, 2022, among NSP-Wisconsin, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank PLC, as Syndication Agents, and Citibank, N.A., MUFG Bank, Ltd. and Wells Fargo Bank, National Association, as Documentation Agents	Xcel Energy Inc. Form 8-K dated Sept. 19, 2022	99.05

PSCo
4.46*
Indenture, dated as of Oct. 1, 1993, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to Morgan Guaranty Trust Company of New York), as Trustee, providing for the issuance of First Collateral Trust Bonds
		Xcel Energy Inc. Form S-3 dated April 18, 2018	4(d)(3)
4.47*	Supplemental Indenture No. 17, dated as of Aug. 1, 2007, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $350 million of 6.25% First Mortgage Bonds, Series No. 17 due Sept. 1, 2037	PSCo Form 8-K dated Aug. 8, 2007	4.01
4.48*	Supplemental Indenture No. 18, dated as of Aug. 1, 2008, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $300 million aggregate principal amount of 6.50% First Mortgage Bonds, Series No. 19 due Aug. 1, 2038	PSCo Form 8-K dated Aug. 6, 2008	4.01
4.49*	Supplemental Indenture No. 21, dated as of Aug. 1, 2011, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $250 million aggregate principal amount of 4.75% First Mortgage Bonds, Series No. 22 due Aug. 15, 2041	PSCo Form 8-K dated Aug. 9, 2011	4.01
4.50*	Supplemental Indenture No. 22, dated as of Sept. 1, 2012, between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $500 million aggregate principal amount of 3.60% First Mortgage Bonds, Series No. 24 due Sept. 15, 2042	PSCo Form 8-K dated Sept. 11, 2012	4.01
4.51*	Supplemental Indenture No. 23, dated as of March 1, 2013, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $250 million aggregate principal amount of 2.50% First Mortgage Bonds, Series No. 25 due March 15, 2023 and $250 million aggregate principal amount of 3.95% First Mortgage Bonds, Series No. 26 due March 15, 2043	PSCo Form 8-K dated March 26, 2013	4.01
4.52*	Supplemental Indenture No. 24, dated as of March 1, 2014, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $300 million aggregate principal amount of 4.30% First Mortgage Bonds, Series No. 27 due March 15, 2044	PSCo Form 8-K dated March 10, 2014	4.01
4.53*	Supplemental Indenture No. 25, dated as of May 1, 2015, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $250 million aggregate principal amount of 2.90% First Mortgage Bonds, Series No. 28 due May 15, 2025	PSCo Form 8-K dated May 12, 2015	4.01
4.54*	Supplemental Indenture No. 26, dated as of June 1, 2016, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $250 million aggregate principal amount of 3.55% First Mortgage Bonds, Series No. 29 due June 15, 2046	PSCo Form 8-K dated June 13, 2016	4.01
4.55*	Supplemental Indenture No. 27, dated as of June 1, 2017, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $400 million aggregate principal amount of 3.80% First Mortgage Bonds, Series No. 30 due June 15, 2047	PSCo Form 8-K dated June 19, 2017	4.01
4.56*	Supplemental Indenture No. 28, dated as of June 1, 2018, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $350 million aggregate principal amount of 3.70% First Mortgage Bonds, Series No. 31 due June 15, 2028, and $350 million aggregate principal amount of 4.10% First Mortgage Bonds, Series No. 32 due June 15, 2048	PSCo Form 8-K dated June 21, 2018	4.01
4.57*	Supplemental Indenture No. 29, dated as of March 1, 2019, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $400 million aggregate principal amount of 4.05% First Mortgage Bonds, Series No. 33 due Sept. 15, 2049	PSCo Form 8-K dated March 13, 2019	4.01
4.58*	Supplemental Indenture No. 30, dated as of Aug. 1, 2019, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $550 million aggregate principal amount of 3.20% First Mortgage Bonds, Series No. 34 due March 1, 2050	PSCo Form 8-K dated August 13, 2019	4.01
4.59*	Supplemental Indenture No. 31, dated as of May 1, 2020, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $375 million aggregate principal amount of 2.70% First Mortgage Bonds, Series No. 35 due Jan. 15, 2051 and $375 million aggregate principal amount of 1.90% First Mortgage Bonds, Series No. 36 due Jan. 15, 2031	PSCo Form 8-K dated May 15, 2020	4.01
4.60*	Supplemental Indenture No. 32, dated as of February 1, 2021, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $750 million aggregate principal amount of 1.875% First Mortgage Bonds, Series No. 37 due June 15, 2031	PSCo Form 8-K dated March 1, 2021	4.01
4.61*	Supplemental Indenture No. 33, dated as of May 1, 2022, by and between PSCo and U.S. Bank Trust Company, National Association, as Trustee, creating $300 million aggregate principal amount of 4.10% First Mortgage Bonds, Series No. 38 due June 1, 2032 and $400 million aggregate principal amount of 4.50% First Mortgage Bonds, Series No. 39 due June 1, 2052	PSCo Form 8-K dated May 17, 2022	4.01
10.31*	Proposed Settlement Agreement, excerpts, as filed with the CPUC	Xcel Energy Inc. Form 8-K dated Dec. 3, 2004	99.02
10.32*	Fourth Amended and Restated Credit Agreement, dated as of September 19, 2022, among PSCo, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank PLC, as Syndication Agents, and Citibank, N.A., MUFG Bank, Ltd., and Wells Fargo Bank, National Association, as Documentation Agents	Xcel Energy Inc. Form 8-K dated Sept. 19, 2022	99.03

SPS

4.62*	Indenture, dated as of Feb. 1, 1999, by and between SPS and The Chase Manhattan Bank, as Trustee	SPS Form 8-K dated Feb. 25, 1999	99.2
4.63*	Third Supplemental Indenture, dated as of Oct. 1, 2003, by and between SPS and JPMorgan Chase Bank (as successor to The Chase Manhattan Bank), as Trustee, creating $100 million aggregate principal amount of Series C Notes, 6% due Oct. 1, 2033 and Series D Notes, 6% due Oct. 1, 2033	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2003	4.04
4.64*	Fourth Supplemental Indenture, dated as of Oct. 1, 2006, by and between SPS and The Bank of New York (as successor to The Chase Manhattan Bank), as Trustee, creating $250 million aggregate principal amount of Series F Notes, 6% due Oct. 1, 2036	SPS Form 8-K dated Oct. 3, 2006	4.01
4.65*	Indenture, dated as of Aug. 1, 2011, by and between SPS and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee	SPS Form 8-K dated Aug. 10, 2011	4.01
4.66*	Supplemental Indenture No. 1, dated as of Aug. 3, 2011, by and between SPS and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $200 million aggregate principal amount of 4.50% First Mortgage Bonds, Series No. 1 due Aug. 15, 2041	SPS Form 8-K dated Aug. 10, 2011	4.02
4.67*	Supplemental Indenture No. 3, dated as of June 1, 2014, by and between SPS and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $150 million aggregate principal amount of 3.30% First Mortgage Bonds, Series No. 3 due June 15, 2024	SPS Form 8-K dated June 9, 2014	4.02
4.68*	Supplemental Indenture No. 4, dated as of Aug. 1, 2016, by and between SPS and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $300 million aggregate principal amount of 3.40% First Mortgage Bonds, Series No. 4 due Aug. 15, 2046	SPS Form 8-K dated Aug. 12, 2016	4.02
4.69*	Supplemental Indenture No. 5, dated as of Aug. 1, 2017, by and between SPS and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $450 million aggregate principal amount of 3.70% First Mortgage Bonds, Series No. 5 due Aug. 15 2047	SPS Form 8-K dated Aug 9. 2017	4.02
4.70*	Supplemental Indenture No. 6, dated as of Oct. 1, 2018, by and between SPS and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $300 million aggregate principal amount of 4.40% First Mortgage Bonds, Series No. 6 due Nov. 15, 2048	SPS Form 8-K dated Nov. 5, 2018	4.02
4.71*	Supplemental Indenture No. 7, dated as of June 1, 2019, by and between SPS and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $300 million aggregate principal amount of 3.75% First Mortgage Bonds, Series No. 7 due June 15, 2049	SPS Form 8-K dated June 18, 2019	4.02
4.72*	Supplemental Indenture No. 8, dated as of May 1, 2020, by and between SPS and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $600 million aggregate principal amount of 3.15% First Mortgage Bonds, Series No. 8 due May 1, 2050	SPS Form 8-K dated May 18, 2020	4.02
4.73*	Supplemental Indenture No. 9, dated as of May 1, 2022, by and between SPS and U.S. Bank Trust Company, National Association, as Trustee, creating $200 million aggregate principal amount of 5.15% First Mortgage Bonds, Series No. 9 due June 1, 2052	SPS Form 8-K dated May 31, 2022	4.02
10.33*	Fourth Amended and Restated Credit Agreement, dated as of Sept. 19, 2022, among SPS, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank PLC, as Syndication Agents, and Citibank, N.A., MUFG Bank, Ltd. and Wells Fargo Bank, National Association, as Documentation Agents	Xcel Energy Inc. Form 8-K dated Sept. 19, 2022	99.04

Xcel Energy Inc.
21.01	Subsidiaries of Xcel Energy Inc.
23.01	Consent of Independent Registered Public Accounting Firm
24.01	Powers of Attorney
31.01	Principal Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Principal Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SCHEDULE I
XCEL ENERGY INC.
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(amounts in millions, except per share data)

	Year Ended Dec. 31
	2022	2021	2020
Income
Equity earnings of subsidiaries	$1,905	$1,744	$1,646
Total income	1,905	1,744	1,646
Expenses and other deductions
Operating expenses	19	21	43
Other (income) expenses	(2)	3	(4)
Interest charges and financing costs	206	173	198
Total expenses and other deductions	223	197	237
Income before income taxes	1,682	1,547	1,409
Income tax benefit	(54)	(50)	(64)
Net income	$1,736	$1,597	$1,473

Other Comprehensive Income
Pension and retiree medical benefits, net of tax of $ 1, $1 and $1, respectively	$9	$8	$5
Derivative instruments, net of tax of $3, $(1) and $(7), respectively	21	10	(5)
Other comprehensive income	30	18	—
Comprehensive income	$1,766	$1,615	$1,473

Weighted average common shares outstanding:
Basic	547	539	527
Diluted	547	540	528
Earnings per average common share:
Basic	$3.18	$2.96	$2.79
Diluted	3.17	2.96	2.79
See Notes to Condensed Financial Statements
XCEL ENERGY INC.
CONDENSED STATEMENTS OF CASH FLOWS
(amounts in millions)

	Year Ended Dec. 31
	2022	2021	2020
Operating activities
Net cash provided by operating activities	$1,340	$1,147	$2,377
Investing activities
Capital contributions to subsidiaries	(921)	(1,661)	(2,553)
Net return (investments) in the utility money pool	—	57	(18)
Other, net	—	—	(1)
Net cash used in investing activities	(921)	(1,604)	(2,572)
Financing activities
Proceeds (repayment of) from short-term borrowings, net	(407)	638	(500)
Proceeds from issuance of long-term debt	694	791	1,089
Repayment of long-term debt	—	(400)	(300)
Proceeds from issuance of common stock	322	366	727
Repurchase of common stock	—	—	(4)
Dividends paid	(1,012)	(935)	(856)
Other	(16)	(16)	(17)
Net cash provided by financing activities	(419)	444	139
Net change in cash, cash equivalents, and restricted cash	—	(13)	(56)
Cash, cash equivalents and restricted cash at beginning of period	1	14	70
Cash, cash equivalents and restricted cash at end of period	$1	$1	$14
See Notes to Condensed Financial Statements
XCEL ENERGY INC.
CONDENSED BALANCE SHEETS
(amounts in millions)

	Dec. 31
	2022	2021
Assets
Cash and cash equivalents	$1	$1
Accounts receivable from subsidiaries	443	430
Derivative instruments	1	—
Other current assets	7	6
Total current assets	452	437
Investment in subsidiaries	22,597	21,167
Other assets	(7)	71
Total other assets	22,590	21,238
Total assets	$23,042	$21,675
Liabilities and Equity
Current portion of long-term debt	500	—
Dividends payable	268	249
Short-term debt	231	638
Other current liabilities	17	29
Total current liabilities	1,016	916
Other liabilities	13	10
Total other liabilities	13	10
Commitments and contingencies
Capitalization
Long-term debt	5,338	5,137
Common stockholders' equity	16,675	15,612
Total capitalization	22,013	20,749
Total liabilities and equity	$23,042	$21,675
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

Guarantees and Indemnifications
Xcel Energy Inc. provides guarantees and bond indemnities under specified agreements or transactions, which guarantee payment or performance. Xcel Energy Inc.’s exposure is based upon the net liability of the relevant subsidiary under the specified agreements or transactions. Most of the guarantees and bond indemnities issued by Xcel Energy Inc. limit the exposure to a maximum stated amount. As of Dec. 31, 2022 and 2021, Xcel Energy Inc. had no assets held as collateral related to guarantees, bond indemnities and indemnification agreements.
Guarantees and bond indemnities issued and outstanding as of Dec. 31, 2022:

(Millions of Dollars)	Guarantor	Guarantee Amount	Current Exposure	Triggering Event
Guarantee of loan for Hiawatha Collegiate High School (a)	Xcel Energy Inc.	$1	—	(b)
Guarantee of Capital Services purchase contract for solar generating equipment. (c)	Xcel Energy Inc.	98	(d)	(b)
Guarantee performance and payment of surety bonds for Xcel Energy Inc.’s utility subsidiaries (e)	Xcel Energy Inc.	61	(f)	(g)
(a)The guarantee expires the earlier of 2024 or full repayment of the loan.
(b)Nonperformance and/or nonpayment.
(c)The guarantee expires the earlier of termination or payment of all obligations under the purchase contract.
(d)Given that the manufacturing of solar generating equipment has not yet commenced, related exposure to the payment obligations of Capital Services at Dec. 31, 2022 is immaterial.
(e)The surety bonds primarily relate to workers compensation benefits and utility projects. The workers compensation bonds are renewed annually and the project based bonds expire in conjunction with the completion of the related projects.
(f)Due to the magnitude of projects associated with the surety bonds, the total current exposure of this indemnification cannot be determined. Xcel Energy Inc. believes the exposure to be significantly less than the total amount of the outstanding bonds.
(g)Per the indemnity agreement between Xcel Energy Inc. and the various surety companies, surety companies have the discretion to demand that collateral be posted.
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
Related Party Transactions — Xcel Energy Inc. presents related party receivables net of payables. Accounts receivable net of payables with affiliates at Dec. 31:

(Millions of Dollars)	2022	2021
NSP-Minnesota	$82	$104
NSP-Wisconsin	17	25
PSCo	111	91
SPS	61	58
Xcel Energy Services Inc.	145	125
Other subsidiaries of Xcel Energy Inc.	27	27
	$443	$430
Dividends — Cash dividends paid to Xcel Energy Inc. by its subsidiaries were $1,503 million, $1,344 million and $2,527 million for the years ended Dec. 31, 2022, 2021 and 2020, respectively. These cash receipts are included in operating cash flows of the condensed statements of cash flows.
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
Money pool lending for Xcel Energy Inc.:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Dec. 31, 2022
Loan outstanding at period end	$—
Average loan outstanding	1
Maximum loan outstanding	50
Weighted average interest rate, computed on a daily basis	0.01%
Weighted average interest rate at end of period	N/A
Money pool interest income	$—

(Amounts in Millions, Except Interest Rates)	Year Ended Dec. 31, 2022	Year Ended Dec. 31, 2021	Year Ended Dec. 31, 2020
Loan outstanding at period end	$—	$—	$57
Average loan outstanding	10	16	104
Maximum loan outstanding	204	439	350
Weighted average interest rate, computed on a daily basis	0.73%	0.08%	0.60%
Weighted average interest rate at end of period	N/A	N/A	0.07
Money pool interest income	$—	$—	$1
See notes to the consolidated financial statements in Part II, Item 8.
SCHEDULE II
Xcel Energy Inc. and Subsidiaries Valuation and Qualifying Accounts Years Ended Dec. 31

	Allowance for bad debts						NOL and tax credit valuation allowances
(Millions of Dollars)	2022		2021		2020		2022		2021		2020
Balance at Jan. 1	$106		$79		$55		$64		$64		$67
Additions charged to costs and expenses	73		60		60		6		5		6
Additions charged to other accounts	26	(a)	14	(a)	12	(a)	—		—		—
Deductions from reserves	(83)	(b)	(47)	(b)	(48)	(b)	(8)	(c)	(5)	(c)	(9)	(d)
Balance at Dec. 31	$122		$106		$79		$62		$64		$64
(a)Recovery of amounts previously written-off.
(b)Deductions related primarily to bad debt write-offs.
(c)Primarily reductions to valuation allowances due to additional NOLs and tax credits forecasted to be used prior to expiration.
(d)Primarily the reduction of valuation allowances for North Dakota ITC, net of federal income tax benefit, that is offset to a regulatory liability forecasted to be used prior to expiration along with valuation allowances that expired.

ITEM 16 — FORM 10-K SUMMARY
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

XCEL ENERGY INC.

Feb. 23, 2023	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated above.

	/s/ ROBERT C. FRENZEL	Chairman, President, Chief Executive Officer and Director
	Robert C. Frenzel	(Principal Executive Officer)

	/s/ BRIAN J. VAN ABEL	Executive Vice President, Chief Financial Officer
	Brian J. Van Abel	(Principal Accounting Officer and Principal Financial Officer)

*		Director
Megan Burkhart

*		Director
Lynn Casey

*		Director
Netha Johnson

*		Director
Patricia L. Kampling

*		Director
George J. Kehl

*		Director
Richard T. O’Brien

*		Director
Charles Pardee

*		Director
Christopher J. Policinski

*		Director
James Prokopanko

*		Director
Kim Williams

*		Director
Daniel Yohannes

*By:	/s/ BRIAN J. VAN ABEL	Attorney-in-Fact
Brian J. Van Abel