Form 10-Q
period 2023-03-31
XCEL ENERGY INC
filed 2023-04-27
CIK 72903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2023
Common Stock, $2.50 par value	550,356,331 shares

This Form 10-Q is filed by Xcel Energy Inc. Additional information is available in various filings with the SEC. This report should be read in its entirety.

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
e prime	e prime inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
WYCO	WYCO Development, LLC
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
CPUC	Colorado Public Utilities Commission
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
DOC	Minnesota Department of Commerce
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
LES-FEA	Louisiana Energy Services & Federal Executive Agencies
MPUC	Minnesota Public Utilities Commission
NMPRC	New Mexico Public Regulation Commission
NRC	Nuclear Regulatory Commission
OAG	Minnesota Office of Attorney General
PSCW	Public Service Commission of Wisconsin
PUCT	Public Utility Commission of Texas
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
ECA	Retail electric commodity adjustment
GCA	Gas cost adjustment

Other
AFUDC	Allowance for funds used during construction
AG	New Mexico Attorney General
ALJ	Administrative Law Judge
ATM	At-the-market
C&I	Commercial and Industrial
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by EPA regulating the management, storage and disposal of CCRs as a nonhazardous waste
CDD	Cooling degree-days
CEO	Chief executive officer

CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CFO	Chief financial officer
CORE	CORE Electric Cooperative
CSPV	Crystalline Silicon Photovoltaic
DRIP	Dividend Reinvestment and Stock Purchase Program
EPS	Earnings per share
ETR	Effective tax rate
FTR	Financial transmission right
FTY	Future test year
GAAP	United States generally accepted accounting principles
GE	General Electric Company
HDD	Heating degree-days
IPP	Independent power producing entity
IRA	Inflation Reduction Act
LDC	Local distribution company
LLC	Limited liability company
LP&L	Lubbock Power and Light
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
NAV	Net asset value
NMLCG	New Mexico Large Customer Group
NOPR	Notice of Proposed Rulemaking
NOx	Nitrogen Oxides
O&M	Operating and maintenance
OATT	Open Access Transmission Tariff
OPL	Occidental Permian Ltd.
PFAS	Per- and Polyfluroroalkyl Substances
PIM	Performance Incentive Mechanism
PPA	Power purchase agreement
PTC	Production tax credit
RFP	Request for proposal
ROE	Return on equity
RTO	Regional Transmission Organization
SMMPA	Southern Minnesota Municipal Power Agency
SPP	Southwest Power Pool, Inc.
TCA	Transmission cost adjustment
THI	Temperature-humidity index
TOs	Transmission owners
VaR	Value at Risk

Measurements
MW	Megawatts

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to 2023 EPS guidance, long-term EPS and dividend growth rate objectives, future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, and expected impact on our results of operations, financial condition and cash flows of resettlement calculations and credit losses relating to certain energy transactions, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in Xcel Energy’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2022 and subsequent filings with the SEC, could cause actual results to differ materially from management expectations as suggested by such forward-looking information: operational safety, including our nuclear generation facilities and other utility operations; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee work force and third-party contractor factors; violations of our Codes of Conduct; our ability to recover costs and our subsidiaries’ ability to recover costs from customers; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of Xcel Energy Inc. and its subsidiaries to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; our subsidiaries’ ability to make dividend payments; tax laws; uncertainty regarding epidemics, the duration and magnitude of business restrictions including shutdowns (domestically and globally), the potential impact on the workforce, including shortages of employees or third-party contractors due to quarantine policies, vaccination requirements or government restrictions, impacts on the transportation of goods and the generalized impact on the economy; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather events; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties; regulatory changes and/or limitations related to the use of natural gas as an energy source; challenging labor market conditions and our ability to attract and retain a qualified workforce; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions, except per share data)

	Three Months Ended March 31
	2023	2022
Operating revenues
Electric	$2,763	$2,633
Natural gas	1,288	1,090
Other	29	28
Total operating revenues	4,080	3,751

Operating expenses
Electric fuel and purchased power	1,117	1,094
Cost of natural gas sold and transported	844	710
Cost of sales — other	12	10
Operating and maintenance expenses	650	602
Conservation and demand side management expenses	76	92
Depreciation and amortization	624	562
Taxes (other than income taxes)	184	171
Total operating expenses	3,507	3,241

Operating income	573	510

Other income, net	5	1
Earnings from equity method investments	11	15
Allowance for funds used during construction — equity	19	13

Interest charges and financing costs
Interest charges — includes other financing costs of $8	253	214
Allowance for funds used during construction — debt	(10)	(5)
Total interest charges and financing costs	243	209

Income before income taxes	365	330
Income tax benefit	(53)	(50)
Net income	$418	$380

Weighted average common shares outstanding:
Basic	551	545
Diluted	551	545

Earnings per average common share:
Basic	$0.76	$0.70
Diluted	0.76	0.70

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2023	2022
Net income	$418	$380
Other comprehensive income
Pension and retiree medical benefits:
Reclassifications of loss to net income, net of tax of $— and $1, respectively	—	1
Derivative instruments:
Net fair value (decrease) increase, net of tax of $(2) and $1, respectively	(5)	5
Reclassification of losses to net income, net of tax of $— and $1, respectively	1	1

Total other comprehensive (loss) income	(4)	7
Total comprehensive income	$414	$387

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2023	2022
Operating activities
Net income	$418	$380
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	631	567
Nuclear fuel amortization	29	30
Deferred income taxes	(73)	(55)
Allowance for equity funds used during construction	(19)	(13)
Earnings from equity method investments	(11)	(15)
Dividends from equity method investments	9	10
Provision for bad debts	23	17
Share-based compensation expense	9	4
Changes in operating assets and liabilities:
Accounts receivable	50	(191)
Accrued unbilled revenues	329	146
Inventories	189	107
Other current assets	8	(10)
Accounts payable	(359)	(34)
Net regulatory assets and liabilities	345	215
Other current liabilities	63	51
Pension and other employee benefit obligations	(45)	(31)
Other, net	(59)	(38)
Net cash provided by operating activities	1,537	1,140

Investing activities
Capital/construction expenditures	(1,265)	(942)
Purchase of investment securities	(236)	(156)
Proceeds from the sale of investment securities	228	147
Other, net	(11)	(1)
Net cash used in investing activities	(1,284)	(952)

Financing activities
Proceeds from (repayments of) short-term borrowings, net	266	(9)
Repayments of long-term debt, including reacquisition premiums	(250)	—
Proceeds from issuance of common stock	6	1
Dividends paid	(259)	(240)
Other, net	(13)	(16)
Net cash used in financing activities	(250)	(264)

Net change in cash, cash equivalents and restricted cash	3	(76)
Cash, cash equivalents and restricted cash at beginning of period	111	166
Cash, cash equivalents and restricted cash at end of period	$114	$90

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(209)	$(202)
Cash paid for income taxes, net	(1)	—

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$449	$288
Inventory transfers to property, plant and equipment	34	20
Operating lease right-of-use assets	47	8
Allowance for equity funds used during construction	19	13
Issuance of common stock for reinvested dividends and/or equity awards	21	11

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	March 31, 2023	Dec. 31, 2022
Assets
Current assets
Cash and cash equivalents	$114	$111
Accounts receivable, net	1,300	1,373
Accrued unbilled revenues	777	1,105
Inventories	580	803
Regulatory assets	983	1,059
Derivative instruments	97	279
Prepaid taxes	43	54
Prepayments and other	359	360
Total current assets	4,253	5,144

Property, plant and equipment, net	48,896	48,253

Other assets
Nuclear decommissioning fund and other investments	3,373	3,234
Regulatory assets	2,657	2,871
Derivative instruments	97	93
Operating lease right-of-use assets	1,194	1,204
Other	475	389
Total other assets	7,796	7,791
Total assets	$60,945	$61,188

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$901	$1,151
Short-term debt	1,079	813
Accounts payable	1,338	1,804
Regulatory liabilities	358	418
Taxes accrued	682	569
Accrued interest	242	217
Dividends payable	286	268
Derivative instruments	62	76
Operating lease liabilities	224	217
Other	489	545
Total current liabilities	5,661	6,078

Deferred credits and other liabilities
Deferred income taxes	4,729	4,756
Deferred investment tax credits	47	48
Regulatory liabilities	5,640	5,569
Asset retirement obligations	3,423	3,380
Derivative instruments	116	113
Customer advances	180	181
Pension and employee benefit obligations	345	390
Operating lease liabilities	1,020	1,038
Other	148	147
Total deferred credits and other liabilities	15,648	15,622

Commitments and contingencies
Capitalization
Long-term debt	22,818	22,813
Common stock — 1,000,000,000 shares authorized of $2.50 par value; 550,222,192 and 549,578,018 shares outstanding at March 31, 2023 and December 31, 2022, respectively	1,376	1,374
Additional paid in capital	8,169	8,155
Retained earnings	7,370	7,239
Accumulated other comprehensive loss	(97)	(93)
Total common stockholders’ equity	16,818	16,675
Total liabilities and equity	$60,945	$61,188

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)
(amounts in millions, except per share data; shares in actual amounts)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholders' Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended March 31, 2023 and 2022
Balance at Dec. 31, 2021	544,025,269	$1,360	$7,803	$6,572	$(123)	$15,612
Net income				380		380
Other comprehensive loss					7	7
Dividends declared on common stock ($0.4875 per share)				(265)		(265)
Issuances of common stock	505,718	1	11			12
Share-based compensation			(13)	(1)		(14)
Balance at March 31, 2022	544,530,987	$1,361	$7,801	$6,686	$(116)	$15,732

Balance at Dec. 31, 2022	549,578,018	$1,374	$8,155	$7,239	$(93)	$16,675
Net income				418		418
Other comprehensive income					(4)	(4)
Dividends declared on common stock ($0.52 per share)				(286)		(286)
Issuances of common stock	644,174	2	16			18
Share-based compensation			(2)	(1)		(3)
Balance at March 31, 2023	550,222,192	$1,376	$8,169	$7,370	$(97)	$16,818

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of Xcel Energy as of March 31, 2023 and Dec. 31, 2022; the results of Xcel Energy’s operations, including the components of net income, comprehensive income, and changes in stockholders’ equity for the three months ended March 31, 2023 and 2022; and Xcel Energy’s cash flows for the three months ended March 31, 2023 and 2022.
All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after March 31, 2023, up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2022 balance sheet information has been derived from the audited 2022 consolidated financial statements included in the Xcel Energy Inc. Annual Report on Form 10-K for the year ended Dec. 31, 2022.
Notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto included in the Xcel Energy Inc. Annual Report on Form 10-K for the year ended Dec. 31, 2022, filed with the SEC on Feb. 23, 2023.
Due to the seasonality of Xcel Energy’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1. Summary of Significant Accounting Policies
The significant accounting policies set forth in Note 1 to the consolidated financial statements in the Xcel Energy Inc. Annual Report on Form 10-K for the year ended Dec. 31, 2022 appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2. Accounting Pronouncements
As of March 31, 2023, there was no material impact from the recent adoption of new accounting pronouncements, nor expected material impact from recently issued accounting pronouncements yet to be adopted, on Xcel Energy’s consolidated financial statements.

3. Selected Balance Sheet Data

(Millions of Dollars)	March 31, 2023	Dec. 31, 2022
Accounts receivable, net
Accounts receivable	$1,426	$1,495
Less allowance for bad debts	(126)	(122)
Accounts receivable, net	$1,300	$1,373

(Millions of Dollars)	March 31, 2023	Dec. 31, 2022
Inventories
Materials and supplies	$340	$330
Fuel	169	201
Natural gas	71	272
Total inventories	$580	$803

(Millions of Dollars)	March 31, 2023	Dec. 31, 2022
Property, plant and equipment, net
Electric plant	$50,227	$49,639
Natural gas plant	8,612	8,514
Common and other property	3,001	2,970
Plant to be retired (a)	2,180	2,217
Construction work in progress	2,224	2,124
Total property, plant and equipment	66,244	65,464
Less accumulated depreciation	(17,694)	(17,502)
Nuclear fuel	3,266	3,183
Less accumulated amortization	(2,920)	(2,892)
Property, plant and equipment, net	$48,896	$48,253
(a)Amounts include Sherco Units 1, 2 and 3 and A.S. King for NSP-Minnesota; Comanche Units 2 and 3, Craig Units 1 and 2, Hayden Units 1 and 2 and coal generation assets at Pawnee pending facility gas conversion for PSCo; and Tolk and coal generation assets at Harrington pending facility gas conversion for SPS. Amounts are presented net of accumulated depreciation.

4. Borrowings and Other Financing Instruments
Short-Term Borrowings
Short-Term Debt — Xcel Energy Inc. and its utility subsidiaries meet their short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under their credit facilities and term loan agreements.
Commercial paper and term loan borrowings outstanding for Xcel Energy:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2023	Year Ended Dec. 31, 2022
Borrowing limit	$3,550	$3,550
Amount outstanding at period end	1,079	813
Average amount outstanding	928	552
Maximum amount outstanding	1,241	1,357
Weighted average interest rate, computed on a daily basis	4.85%	1.47%
Weighted average interest rate at period end	5.23	4.66
Letters of Credit — Xcel Energy Inc. and its utility subsidiaries use letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. There were $43 million of letters of credit outstanding under the credit facilities at both March 31, 2023 and Dec. 31, 2022. Amounts approximate their fair value and are subject to fees.
Revolving Credit Facilities — In order to issue commercial paper, Xcel Energy Inc. and its utility subsidiaries must have revolving credit facilities equal or greater than the commercial paper borrowing limits and cannot issue commercial paper exceeding available credit facility capacity. The lines of credit provide short-term financing in the form of notes payable to banks, letters of credit and back-up support for commercial paper borrowings.
As of March 31, 2023, Xcel Energy Inc. and its utility subsidiaries had the following committed revolving credit facilities available:

(Millions of Dollars)	Credit Facility (a)	Drawn (b)	Available
Xcel Energy Inc.	$1,500	$510	$990
PSCo	700	385	315
NSP-Minnesota	700	135	565
SPS	500	80	420
NSP-Wisconsin	150	12	138
Total	$3,550	$1,122	$2,428
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
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity of the credit facility. Xcel Energy Inc. and its utility subsidiaries had no direct advances on the credit facilities outstanding as of March 31, 2023 and Dec. 31, 2022.
Bilateral Credit Agreement
In April 2023, NSP-Minnesota’s uncommitted bilateral credit agreement was renewed for an additional one-year term. The credit agreement is limited in use to support letters of credit.
As of March 31, 2023, NSP-Minnesota had $53 million of outstanding letters of credit under the $75 million bilateral credit agreement.
Long-Term Borrowings and Other Financing Instruments
On April 3, 2023, PSCo issued $850 million of 5.25% first mortgage bonds due April 1, 2053.
On April 21, 2023, NSP-Wisconsin priced a private placement of $125 million of 5.30% first mortgage bonds due June 15, 2053. The closing of the sale of the bonds is subject to execution of a bond purchase agreement and customary closing conditions and is expected to occur in June 2023.
ATM Equity Offering — In November 2021, Xcel Energy Inc. filed a prospectus supplement under which it may sell up to $800 million of its common stock through an ATM program. In 2021, 5.33 million shares were issued (approximately $350 million). In 2022, 4.30 million shares of common stock were issued (approximately $300 million). As of March 31, 2023, approximately $150 million remained available for sale under the ATM program.
Other Equity — Xcel Energy Inc. issued $15 million and $10 million of equity through the DRIP during the three months ended March 31, 2023 and 2022, respectively. The program allows shareholders to reinvest their dividends directly in Xcel Energy Inc. common stock.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. Xcel Energy’s operating revenues consisted of the following:

	Three Months Ended March 31, 2023
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$875	$789	$13	$1,677
C&I	1,352	423	12	1,787
Other	36	—	1	37
Total retail	2,263	1,212	26	3,501
Wholesale	224	—	—	224
Transmission	163	—	—	163
Other	9	48	—	57
Total revenue from contracts with customers	2,659	1,260	26	3,945
Alternative revenue and other	104	28	3	135
Total revenues	$2,763	$1,288	$29	$4,080

	Three Months Ended March 31, 2022
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$817	$663	$9	$1,489
C&I	1,235	356	2	1,593
Other	32	—	14	46
Total retail	2,084	1,019	25	3,128
Wholesale	259	—	—	259
Transmission	152	—	—	152
Other	23	45	—	68
Total revenue from contracts with customers	2,518	1,064	25	3,607
Alternative revenue and other	115	26	3	144
Total revenues	$2,633	$1,090	$28	$3,751

6. Income Taxes
Reconciliation between the statutory rate and ETR:

	Three Months Ended March 31
	2023	2022
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	4.8	4.9
Decreases:
Wind PTCs (a)	(33.1)	(34.4)
Plant regulatory differences (b)	(5.5)	(4.8)
Other tax credits, net operating loss & tax credits allowances	(1.6)	(1.5)
Other (net)	(0.1)	(0.4)
Effective income tax rate	(14.5)%	(15.2)%
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
•Liability awards subject to a performance condition; any portions settled in shares are included in common shares outstanding upon settlement.
Common shares outstanding used in the basic and diluted EPS computation:

	Three Months Ended March 31
(Shares in Millions)	2023	2022
Basic	551	545
Diluted (a)	551	545
(a)Diluted common shares outstanding included common stock equivalents of 0.2 million for the three months ended March 31, 2023 and 2022, respectively.

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
Unrealized gains for the nuclear decommissioning fund were $1 billion as of March 31, 2023 and Dec. 31, 2022, and unrealized losses were $61 million and $90 million as of March 31, 2023 and Dec. 31, 2022, respectively.

Non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund:

	March 31, 2023
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$44	$44	$—	$—	$—	$44
Commingled funds	743	—	—	—	1,076	1,076
Debt securities	751	—	707	7	—	714
Equity securities	507	1,172	2	—	—	1,174
Total	$2,045	$1,216	$709	$7	$1,076	$3,008
(a)Reported in nuclear decommissioning fund and other investments on the consolidated balance sheets, which also includes $228 million of equity method investments and $137 million of rabbi trust assets and other miscellaneous investments.

	Dec. 31, 2022
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$29	$29	$—	$—	$—	$29
Commingled funds	803	—	—	—	1,178	1,178
Debt securities	738	—	669	6	—	675
Equity securities	406	999	1	—	—	1,000
Total	$1,976	$1,028	$670	$6	$1,178	$2,882
(a)Reported in nuclear decommissioning fund and other investments on the consolidated balance sheets, which also includes $219 million of equity investments in unconsolidated subsidiaries and $133 million of rabbi trust assets and other miscellaneous investments.
For the three months ended March 31, 2023 and 2022, there were immaterial Level 3 nuclear decommissioning fund investments or transfer of amounts between levels.
Contractual maturity dates of debt securities in the nuclear decommissioning fund as of March 31, 2023:

	Final Contractual Maturity
(Millions of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Debt securities	$1	$220	$254	$239	$714
Rabbi Trusts
Xcel Energy has established rabbi trusts to provide partial funding for future distributions of a deferred compensation plan. The fair value of assets held in the rabbi trusts were $82 million and $80 million at March 31, 2023 and Dec. 31, 2022, respectively, comprised of cash equivalents and mutual funds (level 1 valuation methods). Amounts are reported in nuclear decommissioning fund and other investments on the consolidated balance sheet.
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
As of March 31, 2023, accumulated other comprehensive loss related to interest rate derivatives included $2 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of March 31, 2023, Xcel Energy had unsettled interest swaps outstanding with a notional amount of $495 million.
See Note 11 for the financial impact of qualifying interest rate cash flow hedges on Xcel Energy’s accumulated other comprehensive loss included in the consolidated statements of common stockholder’s equity and in the consolidated statements of comprehensive income.
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
Results of derivative instrument transactions entered into for trading purposes are presented in the consolidated statements of income as electric revenues, net of any sharing with customers. These activities are not intended to mitigate commodity price risk associated with regulated electric and natural gas operations. Sharing of these margins is determined through state regulatory proceedings as well as the operation of the FERC-approved joint operating agreement.
Commodity Derivatives — Xcel Energy enters into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric and natural gas operations. This could include the purchase or sale of energy or energy-related products, natural gas to generate electric energy, natural gas for resale and FTRs.
The most significant derivative positions outstanding at March 31, 2023 and Dec. 31, 2022 for this purpose relate to FTR instruments administered by MISO and SPP. These instruments are intended to offset the impacts of transmission system congestion.
When Xcel Energy enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers, the instruments are not typically designated as qualifying hedging transactions. The classification of unrealized losses or gains on these instruments as a regulatory asset or liability, if applicable, is based on approved regulatory recovery mechanisms.
As of March 31, 2023, Xcel Energy had no commodity contracts designated as cash flow hedges.

Gross notional amounts of commodity forwards, options and FTRs:

(Amounts in Millions) (a)(b)	March 31, 2023	Dec. 31, 2022
Megawatt hours of electricity	41	61
Million British thermal units of natural gas	117	131
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
As of March 31, 2023, four of Xcel Energy’s ten most significant counterparties for these activities, comprising $60 million, or 32%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings.
Three of the ten most significant counterparties, comprising $54 million, or 28%, of this credit exposure, were not rated by these external ratings agencies, but based on Xcel Energy’s internal analysis, had credit quality consistent with investment grade.
Three of these significant counterparties, comprising $77 million, or 40%, of this credit exposure, had credit quality less than investment grade, based on internal analysis. Six of these significant counterparties are municipal or cooperative electric entities, RTOs or other utilities.
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
As of March 31, 2023 and Dec. 31, 2022, there were $8 million and $4 million, respectively, of derivative liabilities with such underlying contract provisions, respectively.
Certain contracts also contain cross default provisions that may require the posting of collateral or settlement of the contracts if there was a failure under other financing arrangements related to payment terms or other covenants.
As of March 31, 2023 and Dec. 31, 2022, there were approximately $84 million and $76 million of derivative liabilities with such underlying contract provisions, respectively.
Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that a given utility subsidiary’s ability to fulfill its contractual obligations is reasonably expected to be impaired.
Xcel Energy had no collateral posted related to adequate assurance clauses in derivative contracts as of March 31, 2023 and Dec. 31, 2022.
Recurring Derivative Fair Value Measurements
Impact of derivative activity:

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory Assets and Liabilities
Three Months Ended March 31, 2023
Derivatives designated as cash flow hedges:
Interest rate	$(7)	$—
Total	$(7)	$—
Other derivative instruments:
Electric commodity	$—	$(92)
Natural gas commodity	—	3
Total	$—	$(89)

Three Months Ended March 31, 2022
Derivatives designated as cash flow hedges:
Interest rate	$6	$—
Total	$6	$—
Other derivative instruments:
Electric commodity	$—	$1
Natural gas commodity	—	4
Total	$—	$5

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and Liabilities
Three Months Ended March 31, 2023
Derivatives designated as cash flow hedges:
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments:
Commodity trading	$—		$—		$(1)	(b)
Electric commodity	—		82	(c)	—
Natural gas commodity	—		9	(d)	(19)	(d)(e)
Total	$—		$91		$(20)

Three Months Ended March 31, 2022
Derivatives designated as cash flow hedges:
Interest rate	$2	(a)	$—		$—
Total	$2		$—		$—
Other derivative instruments:
Commodity trading	$—		$—		$2	(b)
Electric commodity	—		(13)	(c)	—
Natural gas commodity	—		3	(d)	(17)	(d)(e)
Total	$—		$(10)		$(15)
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
(e)Relates primarily to option premium amortization.

Xcel Energy had no derivative instruments designated as fair value hedges during the three months ended March 31, 2023 and 2022.
Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2023						Dec. 31, 2022
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$11	$152	$21	$184	$(124)	$60	$32	$259	$33	$324	$(242)	$82
Electric commodity	—	—	34	34	—	34	—	—	177	177	(2)	175
Natural gas commodity	—	—	—	—	—	—	—	19	—	19	—	19
Total current derivative assets	$11	$152	$55	$218	$(124)	94	$32	$278	$210	$520	$(244)	276
PPAs (b)						3						3
Current derivative instruments						$97						$279
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$24	$62	$78	$164	$(69)	$95	$34	$71	$74	$179	$(89)	$90
Total noncurrent derivative assets	$24	$62	$78	$164	$(69)	95	$34	$71	$74	$179	$(89)	90
PPAs (b)						2						3
Noncurrent derivative instruments						$97						$93

	March 31, 2023						Dec. 31, 2022
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Derivatives designated as cash flow hedges:
Interest rate	$—	$6	$—	$6	$—	$6	$—	$1	$—	$1	$—	$1
Other derivative instruments:
Commodity trading	$9	$180	$4	$193	$(153)	$40	$29	$297	$6	$332	$(287)	$45
Electric commodity	—	—	1	1	(1)	—	—	—	2	2	(2)	—
Natural gas commodity	—	—	—	—	—	—	—	13	—	13	—	13
Total current derivative liabilities	$9	$186	$5	$200	$(154)	46	$29	$311	$8	$348	$(289)	59
PPAs (b)						16						17
Current derivative instruments						$62						$76
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$30	$77	$50	$157	$(69)	$88	$43	$97	$41	$181	$(98)	$83
Total noncurrent derivative liabilities	$30	$77	$50	$157	$(69)	88	$43	$97	$41	$181	$(98)	83
PPAs (b)						28						30
Noncurrent derivative instruments						$116						$113
(a)Xcel Energy nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement. At March 31, 2023 and Dec. 31, 2022, derivative assets and liabilities include no obligations to return cash collateral. At March 31, 2023 and Dec. 31, 2022, derivative assets and liabilities include rights to reclaim cash collateral of $29 million and $53 million, respectively. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)Xcel Energy currently applies the normal purchase exception to qualifying PPAs. Balance relates to specific contracts that were previously recognized at fair value prior to applying the normal purchase exception, and are being amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Changes in Level 3 commodity derivatives:

	Three Months Ended March 31
(Millions of Dollars)	2023	2022
Balance at Jan. 1	$235	$19
Purchases (a)	6	5
Settlements (a)	(29)	(50)
Net transactions recorded during the period:
(Losses) gains recognized in earnings (b)	(13)	42
Net (losses) gains recognized as regulatory assets and liabilities (a)	(121)	24
Balance at March 31	$78	$40
(a)Relates primarily to NSP-Minnesota and SPS FTR instruments administered by MISO and SPP.
(b)Relates to commodity trading and is subject to substantial offsetting losses and gains on derivative instruments categorized as levels 1 and 2 in the income statement. See above tables for the income statement impact of derivative activity, including commodity trading gains and losses.
Fair Value of Long-Term Debt
As of March 31, 2023, other financial instruments for which the carrying amount did not equal fair value:

	March 31, 2023		Dec. 31, 2022
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$23,719	$21,167	$23,964	$20,897
Fair value of Xcel Energy’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of March 31, 2023 and Dec. 31, 2022, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

9. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost

	Three Months Ended March 31
	2023	2022	2023	2022
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$18	$24	$—	$—
Interest cost (a)	40	27	5	4
Expected return on plan assets (a)	(52)	(52)	(4)	(4)
Amortization of prior service credit (a)	—	—	—	(2)
Amortization of net loss (a)	5	19	1	1
Settlement charge (b)	—	(1)	—	—
Net periodic benefit cost (credit)	11	17	2	(1)
Effects of regulation	5	5	—	1
Net benefit cost recognized for financial reporting	$16	$22	$2	$—

(a)The components of net periodic cost other than the service cost component are included in the line item “Other income, net” in the consolidated statements of income or capitalized on the consolidated balance sheets as a regulatory asset.
(b)In the first quarter of 2022, Xcel Energy recognized $1 million in settlement charge true-ups related to the fourth quarter of 2021.
In January 2023, contributions totaling $50 million were made across Xcel Energy’s pension plans. Xcel Energy does not expect additional pension contributions during 2023.

10. Commitments and Contingencies
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
One case remains active which includes a multi-district litigation matter consisting of a Wisconsin purported class (Arandell Corp.). The Court issued a ruling in June 2022 granting plaintiffs’ class certification. In April 2023, the Seventh Circuit Court of Appeals heard the defendants’ appeal challenging whether the district court properly assessed class certification. A decision relating to class certification is expected later this year. Xcel Energy considers the reasonably possible loss associated with this litigation to be immaterial.
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
Environmental
MGP, Landfill and Disposal Sites
Xcel Energy is investigating, remediating or performing post-closure actions at nine MGP, landfill or other disposal sites across its service territories, excluding sites that are being addressed under current coal ash regulations.
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
As of March 31, 2023, Xcel Energy had eight regulated ash units in operation.
PSCo has executed an agreement with a third party that will excavate and process ash for beneficial use (at two sites) at a cost of approximately $45 million. An estimated liability has been recorded and amounts are expected to be fully recoverable through regulatory mechanisms.

Investigation and feasibility studies for additional corrective action related to offsite groundwater are ongoing (at three Colorado sites). While the results are uncertain, additional costs are estimated to be at least $30 million. A liability has been recorded for the portion of these actions that are estimable/probable, and are expected to be fully recoverable through regulatory mechanisms.
Federal Clean Water Act Section 316(b) — The Federal Clean Water Act requires the EPA to regulate cooling water intake structures to assure they reflect the best technology available for minimizing impingement and entrainment of aquatic species.
Estimated capital expenditures of approximately $45 million may be required to comply with the requirements. Xcel Energy anticipates these costs will be recoverable through regulatory mechanisms.
Monticello Tritium — Monticello regularly monitors onsite tritium levels (a weak radioactive isotope that is a byproduct of plant operations) from releases in groundwater monitoring wells onsite. In late 2022, Xcel Energy detected a release of tritium to groundwater and reported the event to the NRC and the State of Minnesota. Xcel Energy has completed repairs, replaced the source of the release and is extracting the impacted groundwater. Xcel Energy anticipates costs to extract and contain the impacted groundwater from this release to be immaterial. The water is fully contained on-site and has not been detected in any drinking water. The release does not represent a risk to human health or the environment.
Environmental Requirements — Air
Regional Haze Rules — In 2016, the EPA adopted a final rule establishing a federal implementation plan for reasonable further progress under the regional haze program for the state of Texas. The rule imposes SO2 emission limitations which would require the installation of dry scrubbers on Tolk Units 1 and 2; compliance would have been required by February 2021. SPS appealed the EPA’s decision and obtained a stay of the final rule.
In 2017, the EPA adopted a final BART rule for Texas. Under that rule, Harrington Units 1, 2, and 3 and Tolk Units 1 and 2 participate in intrastate SO2 budget and trading program. The rule also implemented participation in a federal ozone season NOx budget and trading program, named the Cross State Air Pollution Rule. The EPA is reconsidering this rule and a proposal for reconsideration is anticipated in the second quarter of 2023.
Leases
Xcel Energy evaluates contracts that may contain leases, including PPAs and arrangements for the use of office space and other facilities, vehicles and equipment. A contract contains a lease if it conveys the exclusive right to control the use of a specific asset.
Components of lease expense:

	Three Months Ended March 31
(Millions of Dollars)	2023	2022
Operating leases
PPA capacity payments	$60	$63
Other operating leases (a)	12	13
Total operating lease expense (b)	$72	$76
Finance leases
Amortization of ROU assets	$1	$1
Interest expense on lease liability	4	4
Total finance lease expense	$5	$5
(a)Includes short-term lease expense of $2 million and $1 million for 2023 and 2022, respectively.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.
Commitments under operating and finance leases as of March 31, 2023:

(Millions of Dollars)	PPA Operating Leases	Other Operating Leases	Total Operating Leases	Finance Leases (a)
Total minimum obligation	$1,223	$257	$1,480	$225
Interest component of obligation	(160)	(76)	(236)	(160)
Present value of minimum obligation	$1,063	181	1,244	65
Less current portion			(224)	(2)
Noncurrent operating and finance lease liabilities			$1,020	$63
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
The utility subsidiaries had approximately 4,053 MW and 3,961 MW of capacity under long-term PPAs at March 31, 2023 and Dec. 31, 2022, respectively, with entities that have been determined to be variable interest entities. The PPAs have expiration dates through 2041.
Other
Guarantees and Bond Indemnifications — Xcel Energy provides guarantees and bond indemnities, which guarantee payment or performance. Xcel Energy Inc.’s exposure is based upon the net liability under the agreements. Most of the guarantees and bond indemnities issued by Xcel Energy have a stated maximum amount.

As of March 31, 2023 and Dec. 31, 2022, Xcel Energy had no assets held as collateral related to their guarantees, bond indemnities and indemnification agreements. Guarantees and bond indemnities issued and outstanding for Xcel Energy were approximately $62 million at both March 31, 2023 and Dec. 31, 2022.
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

11. Other Comprehensive Loss
Changes in accumulated other comprehensive loss, net of tax :

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(54)	$(39)	$(93)	$(75)	$(48)	$(123)
Other comprehensive (loss) gain before reclassifications	(5)	—	(5)	5	—	5
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (a)	1	—	1	1	—	1
Amortization of net actuarial loss (b)	—	—	—	—	1	1
Net current period other comprehensive (loss) income	(4)	—	(4)	6	1	7
Accumulated other comprehensive loss at March 31	$(58)	$(39)	$(97)	$(69)	$(47)	$(116)
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
Xcel Energy had equity method investments of $228 million and $219 million as of March 31, 2023 and Dec. 31, 2022, respectively, included in the natural gas utility and all other segments.
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

Xcel Energy’s segment information:

	Three Months Ended March 31
(Millions of Dollars)	2023	2022
Regulated Electric
Total revenues	$2,763	$2,633
Net income	296	278
Regulated Natural Gas
Operating revenues	$1,288	$1,090
Intersegment revenue	1	—
Total revenues	$1,289	$1,090
Net income	159	130
All Other
Total revenues	$29	$28
Net loss	(37)	(28)
Consolidated Total
Total revenues	$4,081	$3,751
Reconciling eliminations	(1)	—
Total operating revenues	$4,080	$3,751
Net income	418	380

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
We use these non-GAAP financial measures to evaluate and provide details of Xcel Energy’s core earnings and underlying performance. We believe these measurements are useful to investors to evaluate the actual and projected financial performance and contribution of our subsidiaries. For the three months ended March 31, 2023 and 2022, there were no such adjustments to GAAP earnings and therefore GAAP earnings equal ongoing earnings for these periods.

Results of Operations
The only common equity securities that are publicly traded are common shares of Xcel Energy Inc. Diluted earnings and EPS of each subsidiary discussed below do not represent a direct legal interest in the assets and liabilities allocated to such subsidiary but rather represent a direct interest in our assets and liabilities as a whole.
Summarized diluted EPS for Xcel Energy:

	Three Months Ended March 31
Diluted Earnings (Loss) Per Share	2023	2022
PSCo	$0.39	$0.32
NSP-Minnesota	0.25	0.23
SPS	0.10	0.10
NSP-Wisconsin	0.08	0.09
Earnings from equity method investments — WYCO	0.01	0.01
Regulated utility (a)	0.83	0.75
Xcel Energy Inc. and Other	(0.07)	(0.05)
Total (a)	$0.76	$0.70
(a)     Amounts may not add due to rounding.
Summary of Earnings
Xcel Energy — Xcel Energy’s first quarter diluted earnings were $0.76 per share in 2023 compared with $0.70 per share in 2022. The increase was driven by recovery of electric and natural gas infrastructure investment, partially offset by higher depreciation, O&M expenses and interest charges. Fluctuations in electric and natural gas revenues associated with changes in fuel and purchased power and/or natural gas sold and transported generally do not significantly impact earnings (changes in costs are offset by the related variation in revenues).

PSCo — Earnings increased $0.07 per share for the first quarter of 2023. The higher earnings primarily reflect the timing of recovery of electric and natural gas infrastructure investment and the impact of colder than normal weather, partially offset by increased depreciation, O&M expenses and interest charges. Incremental investment recovery was implemented for electric operations in April 2022 and natural gas operations in November 2022, resulting in higher revenues in the first quarter of 2023 compared to 2022. The year-over-year impact of these higher revenues is not expected to continue throughout the rest of the year. Earnings are not a result of higher natural gas prices as PSCo does not profit on fuel or power costs purchased for its customers.
NSP-Minnesota — Earnings increased $0.02 per share for the first quarter of 2023. The increase is primarily due to recovery of electric infrastructure investment, partially offset by increased O&M expenses and depreciation.
SPS — Earnings were flat for the first quarter of 2023. Recovery of electric infrastructure investment and strong sales growth were offset by higher depreciation and O&M expenses.
NSP-Wisconsin — Earnings decreased $0.01 per share for the first quarter of 2023. Recovery of electric and natural gas infrastructure investment were more than offset by impacts of warmer winter weather, higher depreciation and O&M expenses.
Xcel Energy Inc. and Other — Primarily includes financing costs at the holding company and earnings from Energy Impact Partners funds equity method investments. Earnings decreased $0.02 per share for the first quarter, largely attributable to higher interest charges.
Changes in GAAP and Ongoing Diluted EPS
Components significantly contributing to changes in 2023 EPS compared to 2022:

Diluted Earnings (Loss) Per Share	Three Months Ended March 31
GAAP and ongoing diluted EPS — 2022	$0.70

Components of change - 2023 vs. 2022
Higher electric revenues, net of electric fuel and purchased power	0.15
Higher natural gas revenues, net of cost of natural gas sold and transported	0.09
Lower effective tax rate (ETR) (a)	0.02
Higher depreciation and amortization	(0.08)
Higher O&M expenses	(0.06)
Higher interest charges	(0.05)
Higher taxes (other than income taxes)	(0.02)
Other, net	0.01
GAAP and ongoing diluted EPS — 2023	$0.76
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
As a result, weather deviations from normal levels can affect Xcel Energy’s financial performance. However, decoupling mechanisms in Colorado and proposed decoupling mechanisms in Minnesota predominately mitigate the positive and adverse impacts of weather for the electric utility in those jurisdictions.
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
Percentage increase (decrease) in normal and actual HDD:

	Three Months Ended March 31
	2023 vs. Normal	2022 vs. Normal	2023 vs. 2022
HDD	1.4%	9.7%	(7.3)%
Weather — Estimated impact of temperature variations on EPS compared with normal weather conditions:

	Three Months Ended March 31
	2023 vs. Normal	2022 vs. Normal	2023 vs. 2022
Retail electric	$0.002	$0.020	$(0.018)
Decoupling	(0.006)	(0.010)	0.004
Electric total	$(0.004)	$0.010	$(0.014)
Firm natural gas	0.029	0.016	0.013
Total	$0.025	$0.026	$(0.001)
Sales — Sales growth (decline) for actual and weather-normalized sales in 2023 compared to 2022:

	Three Months Ended March 31
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Actual
Electric residential	0.6%	(4.2)%	(2.7)%	(6.4)%	(2.4)%
Electric C&I	(1.2)	(1.8)	7.3	—	1.0
Total retail electric sales	(0.6)	(2.6)	5.3	(2.0)	—
Firm natural gas sales	5.8	(10.1)	N/A	(14.3)	(1.1)

	Three Months Ended March 31
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Weather-Normalized
Electric residential	(0.9)%	(1.2)%	3.1%	(0.9)%	(0.4)%
Electric C&I	(1.4)	(1.3)	7.2	0.6	1.1
Total retail electric sales	(1.3)	(1.3)	6.3	0.2	0.6
Firm natural gas sales	(0.1)	(1.4)	N/A	(2.1)	(0.7)

Weather-normalized electric sales growth (decline) — year-to-date
•PSCo — Residential sales declined due to decreased use per customer, partially offset by a 1.3% increase in customers. The C&I sales decline was attributable to decreased use per customer, primarily due to a two-month outage at a large manufacturing sector customer.
•NSP-Minnesota — Residential sales declined due to decreased use per customer, partially offset by a 1.0% increase in customers. The C&I sales decline was attributable to lower use per customer, primarily driven by declines in the educational, transportation and warehousing and retail trade sectors.
•SPS — Residential sales growth was primarily attributable to increased use per customer, in addition to a 0.8% increase in customers. C&I sales increased due to higher use per customer, primarily driven by the energy sector.
•NSP-Wisconsin — Residential sales declined due to decreased use per customer, primarily offset by a 0.7% increase in customers. C&I sales growth was primarily associated with customer growth, experienced primarily in the transportation and professional services sectors.
Weather-normalized natural gas sales growth (decline) — year-to-date
•Natural gas sales reflect a lower use per residential customer in all jurisdictions, partially offset by an increase in C&I use per customer in PSCo. In addition, residential and C&I customer growth was 1.2% and 0.7%, respectively.
Electric Margin
Electric margin is presented as electric revenues less electric fuel and purchased power expenses. Expenses incurred for electric fuel and purchased power are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are generally offset in operating revenues.
Electric revenues and fuel and purchased power expenses are impacted by fluctuations in the price of natural gas, coal and uranium. However, these price fluctuations generally have minimal earnings impact due to fuel recovery mechanisms. In addition, electric customers receive a credit for PTCs generated, which reduce electric revenue and income taxes.
Electric revenues, fuel and purchased power and margin:

	Three Months Ended March 31
(Millions of Dollars)	2023	2022
Electric revenues	$2,763	$2,633
Electric fuel and purchased power	(1,117)	(1,094)
Electric margin	$1,646	$1,539

(Millions of Dollars)	Three Months Ended March 31, 2023 vs. 2022
Regulatory rate outcomes (Minnesota, Colorado, Texas, New Mexico, South Dakota and Wisconsin)	$88
Sales and demand (a)	18
Wholesale transmission (net)	17
Non-fuel riders	15
Conservation and demand side management (offset in expense)	(17)
PTCs flowed back to customers (offset by a lower ETR)	(12)
Estimated impact of weather, net of decoupling	(10)
Other (net)	8
Total increase	$107
(a)Sales excludes weather impact, net of decoupling in Colorado and proposed decoupling in Minnesota.
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
Natural gas revenues, cost of natural gas sold and transported and margin:

	Three Months Ended March 31
(Millions of Dollars)	2023	2022
Natural gas revenues	$1,288	$1,090
Cost of natural gas sold and transported	(844)	(710)
Natural gas margin	$444	$380

(Millions of Dollars)	Three Months Ended March 31, 2023 vs. 2022
Regulatory rate outcomes (Colorado and Wisconsin)	$47
Estimated impact of weather	9
Infrastructure and integrity riders	4
Other (net)	4
Total increase	$64
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses increased $48 million for the first quarter. Increase was primarily due to timing of recovery mechanisms, generation outages and emergent work; higher bad debt expenses; the impact of inflationary pressures, including labor increases, and investments in electric vehicle programs and other customer products.

Depreciation and Amortization — Depreciation and amortization increased $62 million for the first quarter, primarily driven by system expansion and the implementation of new depreciation rates in Colorado and Minnesota.
Interest Charges — Interest charges increased $39 million for the first quarter, largely due to higher interest rates and increased long-term debt levels to fund capital investments.

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
Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 7 of Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2022 appropriately represent, in all material respects, the current status of public utility regulation and are incorporated herein by reference.
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
On March 31, 2023, the ALJ’s report was issued. NSP-Minnesota estimates that the ALJ recommendation would result in a rate increase of approximately $386 million over three years from 2022-2024, based on a ROE of 9.87% and an equity ratio of 52.5%. In addition, it also reflects rate reductions associated with certain wind and nuclear generation life extensions and MISO capacity revenues and related tracker, as proposed in NSP-Minnesota’s revised rate request. A MPUC order is expected by June 30, 2023.
Proposed ALJ modifications to NSP-Minnesota’s request were as follows:

(Millions of Dollars)	2022	2023	2024
NSP-Minnesota’s revised revenue request	$234	$328	$498

ALJ recommended adjustments:
PTC forecast	(28)	(2)	(1)
Impact of ROE change	(27)	(29)	(30)
O&M expenses	(15)	(17)	(18)
Property tax	—	(11)	(23)
Sherco 3 and A.S. King remaining life	—	—	(35)
Other, net	3	(9)	(5)
Total adjustments	(67)	(68)	(112)
Total proposed revenue change	$167	$260	$386
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
In March 2023, the MPUC approved a settlement between NSP-Minnesota and various parties, which includes the following key terms:
•Base rate revenue increase of $21 million, with a true up to weather normalized actual sales for 2022.
•Revenue decoupling mechanism.
•Symmetrical property tax true-up.
•ROE of 9.57%.
•Equity ratio of 52.5%.
2022 South Dakota Electric Rate Case — In June 2022, NSP-Minnesota filed a South Dakota electric rate case (first since 2014) seeking a revenue increase of approximately $44 million. The filing was based on a 2021 historic test year adjusted for certain known and measurable changes for 2022 and 2023, a requested ROE of 10.75%, rate base of approximately $947 million and an equity ratio of 53%. A commission decision is expected later this year.
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
In March 2023, the MPUC approved the revised projects.
2022 Upper Midwest RFP — In August 2022, NSP-Minnesota launched a RFP for 900 MW of solar or solar-plus-storage hybrid resources to come online by the end of 2025, including up to 300 MW of capacity to reuse the Sherco Unit 2 interconnection rights when the coal facility retires at the end of 2023.
NSP-Minnesota completed its bid evaluation process in December 2022 and will file for approval of selected projects in the second quarter of 2023.
2022 Minnesota Electric Vehicle Proposal — In August 2022, NSP-Minnesota filed a request with the MPUC for approval of approximately $320 million of capital investments (2022 through 2026) to support a public charging network, electric school bus pilot, and other expansions and modifications to its residential and commercial electric vehicle programs.
In February 2023, other parties to the contested proceeding filed their direct testimony ranging in levels of support/opposition to the proposals. In March 2023, the ALJ granted NSP-Minnesota’s request for a 60-day stay in the case so that the parties could pursue potential settlement. An evidentiary hearing has not been scheduled but is expected in June 2023. A MPUC decision is expected in late 2023.

Nuclear Power Operations
NSP-Minnesota owns two nuclear generating plants: the Monticello plant and the Prairie Island plant. See Note 12 to the consolidated financial statements of Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2022 for further information. The circumstances set forth in Nuclear Power Operations included in Item 7 of Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2022, appropriately represent, in all material respects, the current status of nuclear power operations, and are incorporated by reference.
NSP-Wisconsin
Upcoming Regulatory Proceedings
Wisconsin Rate Case — On April 28, 2023, NSP-Wisconsin expects to file a base rate filing with the PSCW seeking an electric increase of $40 million (an overall rate increase of 4.8%) and a natural gas increase of $9 million (an overall rate increase of 5.3%). The rate request is based on a 2024 forward-looking test year with a requested ROE of 10.25% and a 52.5% equity ratio. A final decision by the PSCW is expected late fourth quarter 2023.
PSCo
Pending and Recently Concluded Regulatory Proceedings
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
Next steps in the procedural schedule are expected to be as follows:
•Answer testimony May 3, 2023.
•Rebuttal testimony: May 31, 2023.
•Settlement deadline: June 14, 2023.
•Hearing: July 6-21, 2023.
•Statement of position: Aug. 10, 2023.
A CPUC decision is expected in the third quarter of 2023.
Colorado Resource Plan — In August 2022, the CPUC approved an updated settlement, which will result in the further acceleration of the retirement of the Comanche Unit 3 coal plant, an expected carbon reduction of at least 85% and an 80% renewable mix by 2030. The CPUC deferred a decision on the method of cost recovery for the retiring coal units to a separate docket, which will consider accelerated depreciation, creation of regulatory assets and securitization. In April 2023, PSCo filed a coal cost recovery settlement with the CPUC that includes regulatory asset recovery of the remaining plant balances at retirement and a potential bundled securitization of the remaining coal plant book values including Comanche Unit 3 in 2031.
In December 2022, PSCo commenced the RFP process for generation resources with bids due in March 2023. After reviewing the bids received, PSCo will file a report with the CPUC with recommended resource acquisitions and a CPUC decision on the resources to be acquired is expected in November 2023.
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
In April 2022, PSCo made its annual filing on this matter. In December 2022, the ALJ approved a settlement between PSCo, CPUC Staff and the UCA. In the first quarter of 2023, PSCo filed a petition for CPUC declaratory judgment to address the treatment of any expired balance under the 3% soft cap provisions. A decision is pending.
As of March 31, 2023, PSCo has recognized a refund for Residential customers and a surcharge for small C&I customers based on 2020, 2021, 2022 and the first quarter of 2023 results.
Transmission Cost Adjustment — In December 2022, the CPUC suspended PSCo’s request for 2023 TCA rate changes. The CPUC Staff protested the TCA on the grounds that only projects resulting in new transmission should be included and no repair or replacement of existing infrastructure should be included. The CPUC consolidated the matter with the pending electric rate case for assessment.
ECA Fuel Recovery — In December 2022, PSCo filed its first quarter 2023 ECA Advice Letter, which sought to recover $123 million of under-recovered 2022 fuel costs over two quarters (instead of one quarter, as more typical). In December 2022, the CPUC found that the $123 million should be removed from the proposed ECA rates, and required PSCo to file a separate application to recover these costs.
In February 2023, PSCo submitted an interim ECA filing which included $70 million of the 2022 under-recovered costs and collections commenced on March 1, 2023. The remaining $53 million of under-recovered costs consists of $25 million of ordinary fuel and purchased energy costs and $28 million costs attributable to coal curtailments resulting from rail transportation labor shortages. PSCo expects to make filings in the second quarter regarding the prudence of costs associated with coal curtailments, and to request that recovery of the remaining $25 million of ordinary fuel and purchased energy costs commence in the third quarter.
GCA NOPR — In June 2021, the CPUC issued a NOPR addressing the recovery of costs through the GCA. The CPUC has proposed a 2-step process aimed at 1) considering near term process changes to the GCA and 2) a longer-term process to evaluate potential performance incentive structures. In step 1, consensus proposed rule amendments to update the process and filing requirements for GCA and related filings have been submitted to the CPUC for consideration. PSCo worked with other utilities and stakeholders regarding consensus proposed rule amendments for step 2, including a provision that each LDC bring forward its own PIM in a future filing. In December 2022, the CPUC approved the consensus proposal. PSCo expects to file its proposed PIM in the second quarter of 2023.

In February 2023, the Governor of Colorado issued an open letter to the CPUC, utilities and other stakeholders directing agencies to take additional steps to address energy costs. It is likely this request will result in the opening of additional dockets to further explore the GCA and other related mechanisms. Additionally, the Colorado Legislature formed a Joint Select Committee to investigate the source of rising utility rates and explore potential actions to prevent future price instability. Legislation has been introduced by members of the Joint Select Committee on a number of topics including natural gas and electric fuel incentive mechanisms, natural gas planning rules, regulatory filing requirements, and non-recovery of certain expenses (e.g., certain organizational or membership dues, tax penalties or fines).
Natural Gas Planning — In the first quarter of 2023, final rules were issued to implement recent state legislation requiring natural gas utilities to develop clean heat plans to meet state greenhouse gas emission reduction targets, as well as updated demand-side management criteria. Additionally, the rules included new comprehensive natural gas infrastructure planning requirements and Certificate of Public Convenience and Necessity application procedures, changes in natural gas line extension policy, and details on emission accounting related to clean heat plans.
Real-Time Energy Imbalance Market — In April 2023, PSCo joined the SPP Western Energy Imbalance Service market which balances generation and load regionally and in real time for participants in the Western Interconnection. PSCo’s participation in the SPP Western Energy Imbalance Service market replaces its joint dispatch agreement while extending the geographic area for which energy sales are made.
SPS
Pending and Recently Concluded Regulatory Proceedings
SPS — 2022 New Mexico Electric Rate Case — In November 2022, SPS filed an electric rate case with the NMPRC seeking a revenue increase of $78 million, or 10%. The request is based on a FTY ending June 30, 2024, a ROE of 10.75%, an equity ratio of 54.7% and rate base of $2.4 billion. Additionally, the request reflects further acceleration of the Tolk coal plant depreciation life from 2032 to 2028. In March 2023, the NMPRC issued an Order extending the suspension period by one month. Additionally, SPS filed a supplemental filing, which decreased the requested increase to $76 million.
On April 21, 2023, the following parties filed testimony: NMPRC Staff, OPL, AG, NMLCG, LES-FEA and Walmart, with all except Walmart providing a proposed revenue change.

(Millions of Dollars)	NMPRC Staff	OPL	AG	NMLCG	LES-FEA
SPS direct testimony	$76	$76	$76	$76	$76

Recommended base rate adjustments:
Test year present revenues and allocators	(1)	2	(1)	1	(47)
ROE (a)	(24)	(29)	(37)	(29)	(21)
Capital structure	—	(22)	—	(22)	—
Adjustment to FTY plant additions/rate base items	—	(4)	(10)	(5)	—
Tolk Generating Station depreciation expense	—	(7)	—	(7)	(11)
Other, net	(14)	(1)	(19)	(13)	—
Total adjustments	(39)	(61)	(67)	(75)	(79)
Total proposed revenue change	$37	$15	$9	$1	$(3)
(a)AG recommends a reduction of $37 million reflecting its combined recommendation for ROE and capital structure.

Recommended Position	NMPRC Staff	OPL	AG	NMLCG	LES-FEA	Walmart
ROE	9.35%	8.70%	9.00%	8.70%	9.40%	9.61%
Equity Ratio	54.70	45.00	50.57	45.00	54.70	N/A
The next steps in the revised procedural schedule are as follows:
•Rebuttal testimony: May 10, 2023.
•Stipulation: May 17, 2023.
•Hearing: June 20, 2023.
•End of rate suspension: Oct. 19, 2023.
2023 Texas Electric Rate Case — In February 2023, SPS filed an electric rate case with the Public Utility Commission of Texas (PUCT) seeking an increase in base rate revenue of $149 million (13%). In March 2023, SPS updated the filing based on a historical test year period ended Dec. 31, 2022, which increased the rate revenue request to $158 million (14% impact to customer bills). The request is based on a ROE of 10.65%, an equity ratio of 54.6% and retail rate base of $3.6 billion. Additionally, the request reflects further acceleration of the Tolk coal plant depreciation life from 2034 to 2028. SPS is requesting a surcharge from July 13, 2023 through the effective date of new base rates.
Next steps in the procedural schedule are as follows:
•Intervenor direct testimony: August 4, 2023.
•Staff direct testimony: August 11, 2023.
•Rebuttal testimony: August 25, 2023.
•Hearings: Sept. 12-21, 2023.
•Proposed findings: Oct. 25, 2023.
A PUCT decision is expected in the first quarter of 2024.
SPS and LP&L Contract Termination — SPS and LP&L have a 25-year, 170 MW partial requirements contract. In May 2021, SPS and LP&L finalized a settlement which would terminate the contract upon LP&L’s move from the SPP to the Electric Reliability Council of Texas (expected in 2023). The settlement agreement requires LP&L to pay SPS $78 million (to the benefit of SPS’ remaining customers). LP&L would remain obligated to pay for SPP transmission charges associated with LP&L’s load in SPP. The agreement has received PUCT approval and is pending FERC approval.
2022 All-Source RFP — In 2022, SPS issued an RFP, which seeks up to 947 MW of new or existing capacity resources to provide replacement capacity for retiring units and meet SPS’ growing capacity needs through 2027. SPS has received bids and is currently reviewing the proposals. SPS will file for the approval of successful proposals in the third quarter of 2023.
Texas Fuel Reconciliation — In 2021, SPS filed to recover $88 million of Winter Storm Uri costs over 24 months, as part of the Texas fuel surcharge filing, with total under-recovered costs of $121 million. In April 2022, interim rates designed to recover $121 million over 30 months were approved, subject to PUCT approval through the triennial Fuel Reconciliation proceeding.
In November 2022, the ALJs found that costs were prudently incurred and recommended no disallowances. In March 2023, the PUCT issued a Final Order which fully adopted the recommended decision with no disallowances of costs.

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
Electric Meters and Transformers
Supply chain issues associated with semi-conductors have delayed the availability of advanced infrastructure meters, which led to a reduced number of meters deployed in 2022. While we have seen improvements in the 2023 deployment plan, the supply chain challenges persist. Full 2023 impacts and mitigation plans are currently being evaluated.
Additionally, the availability of certain transformers is an industry-wide issue that has significantly impacted and in some cases may result in delays in projects and new customer connections. Proposed governmental actions related to transformer efficiency standards may compound these delays in the future. Xcel Energy continues to seek alternative suppliers and prioritize work plans to mitigate impacts of supply constraints.
Solar Resources
In April 2022, the U.S. Department of Commerce initiated an anti-circumvention investigation that would subject CSPV solar panels and cells imported from Malaysia, Vietnam, Thailand, and Cambodia with potential incremental tariffs ranging from 50% to 250%. These countries account for more than 80% of CSPV panel imports.
An interim stay on tariffs has been issued and many significant solar projects have resumed with modified costs and projected in-service dates, including the Sherco Solar facility in Minnesota and certain PPAs in PSCo. Further policy action, a change in the interim stay of tariffs, or other restrictions on solar imports (i.e., as a result of implementation of the Uyghur Forced Labor Protection Act) could impact project timelines and costs.
Marshall Wildfire
In December 2021, a wildfire ignited in Boulder County, Colorado (the “Marshall Fire”), which burned over 6,000 acres and destroyed or damaged over 1,000 structures. Boulder County authorities are currently investigating the fire and have not yet determined a cause. There were no downed power lines in the ignition area, and nothing PSCo has seen to this point indicates that our equipment or operations caused the fire.
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
In March 2022, a class action suit was filed in Boulder County pertaining to the Marshall Fire. In the remote event Xcel Energy Inc. or PSCo was found liable related to this litigation and were required to pay damages, such amounts could exceed our insurance coverage and have a material adverse effect on our financial condition, results of operations or cash flows. In December 2022, the District Court judge denied our Motion to Dismiss. An evidentiary hearing regarding our request to dismiss Xcel Energy, Inc. from the suit is scheduled for May 2023.
MISO Capacity Credits — The NSP System offered 1,500 MW of excess capacity into the MISO planning resource auction for June 2022 through May 2023. Due to a projected overall capacity shortfall in the MISO region, the 1,500 MWs offered cleared the auction at maximum pricing and is expected to generate revenues of approximately $90 million in 2022 and approximately $60 million in 2023. During the three months ended March 31, 2023, the NSP System received approximately $40 million of capacity credits. These amounts will primarily be used to mitigate customer rate increases or returned through earnings sharing or other mechanisms.

Environmental
Clean Air Act
NOx Allowance Allocations — In March 2023, after disapproving state implementation plans, the EPA released a prepublication version of the final regulations under the "Good Neighbor" provisions of the Clean Air Act. The final rule applies to generation facilities in Minnesota, Texas and Wisconsin, as well as other states outside of our service territory. The rule establishes an allowance trading program for NOx that will impact Xcel Energy fossil fuel-fired electric generating facilities in the states within our service territory. Applicable facilities will have to secure additional allowances, install NOx controls and/or develop a strategy of operations that utilizes the existing allowance allocations. Guidelines are also established for allowance banking and emission limit backstops.
While the financial impacts of the final rule are uncertain and dependent on market forces and anticipated generation, Xcel Energy anticipates the annual costs could be significant, but would be recoverable through regulatory mechanisms.
SPS and NSP-Minnesota have joined other impacted companies in litigation challenging the EPA’ disapproval of Texas and Minnesota state implementation plans.
GHG Emissions Limits — It is anticipated the EPA will propose rules to limit GHG emissions from new fossil fuel-fired electric generating units and natural gas-fired stationary combustion units under Clean Air Act Section 111(b) as well as emission guidelines under Clean Air Act Section 111(d) to limit GHG emissions from existing fossil fuel-fired electric generating units in 2023.
If any new rules require additional investment, Xcel Energy believes that the cost of these initiatives or replacement generation would be recoverable through rates based on prior state commission practices.
Coal Ash Regulation
In February 2023, the EPA entered into a Consent Decree committing the agency to either issue new proposed rules by May 5, 2023, to regulate inactive CCR landfills under the CCR Rule for the first time or to determine no such rules are necessary by that date.
If proposed rules are issued, the EPA has committed to a May 2024 effective date for those new rules. It is also anticipated that the EPA may issue other CCR proposed rules in 2023 that further expand the scope of the CCR Rule. Until proposed rules are issued, it is not certain what the impact will be on Xcel Energy.
Emerging Contaminants of Concern
PFAS are man-made chemicals that are widely used in consumer products and can persist and bio-accumulate in the environment. Xcel Energy does not manufacture PFAS but because PFAS are so ubiquitous in products and the environment, it may impact our operations.
In September 2022, the EPA proposed to designate two types of PFAS as “hazardous substances” under the CERCLA.
In March 2023, the EPA published a proposed rule that would establish enforceable drinking water standards for certain PFAS chemicals.
The proposed rules could result in new obligations for investigation and cleanup. Xcel Energy is monitoring changes to state laws addressing PFAS. The impact of these proposed regulations is uncertain.
Effluent Limitation Guidelines
In March 2023, the EPA released a proposed rule under the Clean Water Act, setting forth proposed Effluent Limitations Guidelines and Standards for steam generating coal plants. This proposed rule establishes more stringent wastewater discharge standards for bottom ash transport water, flue-gas desulfurization wastewater, and combustion residuals leachate from steam electric power plants, particularly coal-fired power plants. Comments to the proposed regulations are due May 30, 2023. The impact of these proposed regulations is uncertain.

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
Fair value of net commodity trading contracts as of March 31, 2023:

	Futures / Forwards Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
NSP-Minnesota (a)	$(2)	$(3)	$(6)	$(1)	$(12)
NSP- Minnesota (b)	(2)	(7)	(2)	(2)	(13)
PSCo (a)	4	1	3	—	8
PSCo (b)	(42)	3	2	—	(37)
	$(42)	$(6)	$(3)	$(3)	$(54)

	Options Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
NSP-Minnesota (b)	$—	$—	$3	$15	$18
PSCo (b)	33	1	—	—	34
	$33	$1	$3	$15	$52
(a) Prices actively quoted or based on actively quoted prices.
(b) Prices based on models and other valuation methods.
Changes in the fair value of commodity trading contracts before the impacts of margin-sharing for the three months ended March 31:

(Millions of Dollars)	2023	2022
Fair value of commodity trading net contracts outstanding at Jan. 1	$(33)	$(33)
Contracts realized or settled during the period	3	3
Commodity trading contract additions and changes during the period	28	9
Fair value of commodity trading net contracts outstanding at March 31	$(2)	$(21)
A 10% increase and 10% decrease in forward market prices for Xcel Energy’s commodity trading contracts would have likewise increased and decreased pretax income from continuing operations, by an immaterial amount and approximately $4 million at March 31, 2023, and approximately $14 million and $17 million at March 31, 2022. Market price movements can exceed 10% under abnormal circumstances.
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
The VaRs for the NSP-Minnesota and PSCo commodity trading operations, excluding both non-derivative transactions and derivative transactions designated as normal purchases and normal sales, calculated on a consolidated basis using a Monte Carlo simulation with a 95% confidence level and a one-day holding period, were as follows:

(Millions of Dollars)	Three Months Ended March 31	Average	High	Low
2023	$0.6	$0.7	$1.1	$0.4
2022	1.1	1.0	1.3	0.7

Nuclear Fuel Supply — NSP-Minnesota has contracted for its 2023, 2024 and 2025 enriched nuclear material requirements, which are in various stages of processing in Canada, Europe and the United States. NSP-Minnesota is scheduled to take delivery of approximately 26% of its average enriched nuclear material requirements from Russia through 2030. Given the evolving situation in Ukraine and its global impacts, we have entered into additional new contracts that cover potential supply interruptions of nuclear material from Russia.
Interest Rate Risk — Xcel Energy is subject to interest rate risk. Our risk management policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives.
A 100-basis point change in the benchmark rate on Xcel Energy’s variable rate debt would impact pretax interest expense annually by approximately $11 million and $12 million in March 31, 2023 and 2022, respectively.
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
At March 31, 2023, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $37 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $36 million. At March 31, 2022, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $39 million, while a decrease in prices of 10% would have resulted in an decrease in credit exposure of $28 million.
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

FAIR VALUE MEASUREMENTS
Derivative contracts, with the exception of those designated as normal purchases and normal sales, are reported at fair value. Xcel Energy’s investments held in the nuclear decommissioning fund, rabbi trusts, pension and other postretirement funds are also subject to fair value accounting. See Notes 8 and 9 to the consolidated financial statements for further information.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Operating Cash Flows

(Millions of Dollars)	Three Months Ended March 31
Cash provided by operating activities — 2022	$1,140

Components of change — 2023 vs. 2022
Higher net income	38
Non-cash transactions	53
Changes in working capital	211
Changes in net regulatory and other assets and liabilities	95
Cash provided by operating activities — 2023	$1,537
Net cash provided by operating activities increased $397 million for the three months ended March 31, 2023 compared with the prior year. The increase was primarily due to the impact of decreasing natural gas prices on customer receivables and accounts payable, as well as continued collections of deferred net natural gas, fuel and purchased energy costs incurred during Winter Storm Uri.
Investing Cash Flows

(Millions of Dollars)	Three Months Ended March 31
Cash used in investing activities — 2022	$(952)

Components of change — 2023 vs. 2022
Increased capital expenditures	(323)
Other investing activities	(9)
Cash used in investing activities — 2023	$(1,284)
Net cash used in investing activities increased $332 million for the three months ended March 31, 2023 compared with the prior year. The increase in capital expenditures was largely due to continued system expansion.
Financing Cash Flows

(Millions of Dollars)	Three Months Ended March 31
Cash used in financing activities — 2022	$(264)

Components of change — 2023 vs. 2022
Higher net short-term debt proceeds	275
Lower net long-term debt repayments	(250)
Higher proceeds from issuance of common stock	5
Other financing activities	(16)
Cash used in financing activities — 2023	$(250)
Net cash used by financing activities decreased $14 million for the three months ended March 31, 2023 compared with the prior year. The decrease was largely related to the amount/timing of debt issuances and repayments.

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
•In January 2023, contributions of $50 million were made across four of Xcel Energy’s pension plans.
•In 2022, contributions of $50 million were made across four of Xcel Energy’s pension plans.
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
As of April 24, 2023, Xcel Energy Inc. and its utility subsidiaries had the following committed credit facilities available to meet liquidity needs:

(Millions of Dollars)	Credit Facility (a)	Drawn (b)	Available	Cash	Liquidity
Xcel Energy Inc.	$1,500	$367	$1,133	$1	$1,134
PSCo	700	27	673	155	828
NSP-Minnesota	700	92	608	4	612
SPS	500	55	445	2	447
NSP-Wisconsin	150	30	120	1	121
Total	$3,550	$571	$2,979	$163	$3,142
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
2023 Planned Financing Activity — During 2023, Xcel Energy plans to issue approximately $85 million of equity through the DRIP and benefit programs. Xcel Energy and its utility subsidiaries issued or plan to issue the following long-term debt:

Issuer	Security	Amount		Status	Tenor	Coupon
PSCo	First Mortgage Bonds	$850	million	Completed (a)	30 Year	5.25%
NSP-Wisconsin	First Mortgage Bonds	125	million	Second Quarter (b)	30 Year	5.30
NSP-Minnesota	First Mortgage Bonds	800	million	Second Quarter	N/A	N/A
Xcel Energy	Unsecured Senior Notes	500	million	Third Quarter	N/A	N/A
SPS	First Mortgage Bonds	100	million	Third Quarter	N/A	N/A
(a)Bond was issued on April 3, 2023.
(b)NSP-Wisconsin priced a 30-year first mortgage bond on April 21, 2023 and will close on the proceeds in June 2023.
Financing plans are subject to change, depending on legislative initiatives (e.g., federal tax law changes), capital expenditures, the development of a tax credit transferability market, regulatory outcomes, internal cash generation, market conditions and other factors.
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
•Capital rider revenue is projected to increase $70 million to $80 million (net of PTCs). The change from the previous estimate is largely due to a change in the projected levels of PTCs, which are offset in the ETR and largely earnings neutral.
•O&M expenses are projected to decline ~2%.
•Depreciation expense is projected to increase approximately $130 million to $140 million.
•Property taxes are projected to increase approximately $30 million to $40 million.
•Interest expense (net of AFUDC - debt) is projected to increase $100 million to $110 million.
•AFUDC - equity is projected to increase $0 million to $10 million.
•ETR is projected to be ~(7%) to (9%). The change from the previous estimate is largely due to a change in the projected levels of PTCs, which are offset in the capital riders and fuel mechanisms and are largely earnings neutral.
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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the market risk disclosure included in our Annual Report on Form 10-K for the year ended Dec. 31, 2022 under “Derivatives, Risk Management and Market Risk.”

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
As of March 31, 2023, based on an evaluation carried out under the supervision and with the participation of Xcel Energy’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that Xcel Energy’s disclosure controls and procedures were effective.
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

ITEM 1A — RISK FACTORS
Xcel Energy’s risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2022, which is incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the Form 10-K.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchaser:
The following table provides information about our purchases of equity securities that are registered by Xcel Energy Inc. pursuant to Section 12 of the Exchange Act for the quarter ended March 31, 2023:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
Jan. 1, 2023 - Jan. 31, 2023	—	$—	—	—
Feb. 1, 2023 - Feb. 28, 2023	—	—	—	—
March 1, 2023 - March 31, 2023 (a)	795	64.57	—	—
	795		—	—
(a)Xcel Energy Inc. or one of its agents periodically purchases common shares in open-market transactions in order to satisfy obligations under the Stock Equivalent Plan for Non-Employee Directors.

ITEM 6 — EXHIBITS
* Indicates incorporation by reference

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation of Xcel Energy Inc., dated May 17, 2012	Xcel Energy Inc. Form 8-K dated May 16, 2012	3.01
3.02*	Bylaws of Xcel Energy Inc. as Amended on April 3, 2020	Xcel Energy Inc Form 8-K dated April 3, 2020	3.01
4.01*	Supplemental Indenture No. 34 dated as of March 1, 2023, between PSCo and U.S. Bank Trust Company, National Association, as successor Trustee, creating $850 million aggregate principal amount of 5.25% First Mortgage Bonds, Series No. 40 due April 1, 2053	PSCo Form 8-K dated April 3, 2023	4.01
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XCEL ENERGY INC.

4/27/2023	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)