Form 10-Q
period 2023-06-30
XCEL ENERGY INC
filed 2023-07-27
CIK 72903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2023
Common Stock, $2.50 par value	551,532,742 shares

This Form 10-Q is filed by Xcel Energy Inc. Additional information is available in various filings with the SEC. This report should be read in its entirety.

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
e prime	e prime inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
WYCO	WYCO Development, LLC
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
CPUC	Colorado Public Utilities Commission
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
DOC	Minnesota Department of Commerce
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
MPUC	Minnesota Public Utilities Commission
NMPRC	New Mexico Public Regulation Commission
NRC	Nuclear Regulatory Commission
OAG	Minnesota Office of Attorney General
PSCW	Public Service Commission of Wisconsin
PUCT	Public Utility Commission of Texas
SEC	Securities and Exchange Commission
SDPUC	South Dakota Public Utilities Commission

Electric, Purchased Gas and Resource Adjustment Clauses
ECA	Retail electric commodity adjustment
GCA	Gas cost adjustment

Other
AFUDC	Allowance for funds used during construction
ALJ	Administrative Law Judge
ATM	At-the-market
BART	Best available retrofit technology
C&I	Commercial and Industrial
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by EPA regulating the management, storage and disposal of CCRs as a nonhazardous waste

CDD	Cooling degree-days
CEO	Chief executive officer
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CFO	Chief financial officer
CORE	CORE Electric Cooperative
CSPV	Crystalline Silicon Photovoltaic
DRIP	Dividend Reinvestment and Stock Purchase Program
EPS	Earnings per share
ETR	Effective tax rate
FTR	Financial transmission right
GAAP	United States generally accepted accounting principles
GE	General Electric Company
HDD	Heating degree-days
IPP	Independent power producing entity
LDC	Local distribution company
LLC	Limited liability company
LP&L	Lubbock Power and Light
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
NAV	Net asset value
NOPR	Notice of Proposed Rulemaking
NOx	Nitrogen Oxides
O&M	Operating and maintenance
OATT	Open Access Transmission Tariff
PFAS	Per- and Polyfluoroalkyl Substances
PIM	Performance Incentive Mechanism
PPA	Power purchase agreement
PTC	Production tax credit
RFP	Request for proposal
ROE	Return on equity
RTO	Regional Transmission Organization
SMMPA	Southern Minnesota Municipal Power Agency
SPP	Southwest Power Pool, Inc.
TCA	Transmission cost adjustment
THI	Temperature-humidity index
TOs	Transmission owners
VaR	Value at Risk

Measurements
MW	Megawatts

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to 2023 EPS guidance, long-term EPS and dividend growth rate objectives, future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, and expected impact on our results of operations, financial condition and cash flows of resettlement calculations and credit losses relating to certain energy transactions, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed in Xcel Energy’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2022 and subsequent filings with the SEC, could cause actual results to differ materially from management expectations as suggested by such forward-looking information: operational safety, including our nuclear generation facilities and other utility operations; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee work force and third-party contractor factors; violations of our Codes of Conduct; our ability to recover costs and our subsidiaries’ ability to recover costs from customers; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of Xcel Energy Inc. and its subsidiaries to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; our subsidiaries’ ability to make dividend payments; tax laws; uncertainty regarding epidemics, the duration and magnitude of business restrictions including shutdowns (domestically and globally), the potential impact on the workforce, including shortages of employees or third-party contractors due to quarantine policies, vaccination requirements or government restrictions, impacts on the transportation of goods and the generalized impact on the economy; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather events; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties and wildfire damages in excess of liability insurance coverage; regulatory changes and/or limitations related to the use of natural gas as an energy source; challenging labor market conditions and our ability to attract and retain a qualified workforce; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Operating revenues
Electric	$2,601	$2,923	$5,364	$5,556
Natural gas	393	476	1,681	1,566
Other	28	25	57	53
Total operating revenues	3,022	3,424	7,102	7,175

Operating expenses
Electric fuel and purchased power	1,030	1,181	2,147	2,275
Cost of natural gas sold and transported	170	251	1,014	961
Cost of sales — other	11	11	23	21
Operating and maintenance expenses	628	614	1,278	1,216
Conservation and demand side management expenses	63	81	139	173
Depreciation and amortization	565	638	1,189	1,200
Taxes (other than income taxes)	137	179	321	350
Total operating expenses	2,604	2,955	6,111	6,196

Operating income	418	469	991	979

Other income (expense), net	11	(6)	16	(5)
Earnings from equity method investments	9	11	20	26
Allowance for funds used during construction — equity	18	20	37	33

Interest charges and financing costs
Interest charges — includes other financing costs of $8, $8, $16 and $16, respectively	268	247	521	461
Allowance for funds used during construction — debt	(12)	(7)	(22)	(12)
Total interest charges and financing costs	256	240	499	449

Income before income taxes	200	254	565	584
Income tax benefit	(88)	(74)	(141)	(124)
Net income	$288	$328	$706	$708

Weighted average common shares outstanding:
Basic	551	546	551	545
Diluted	552	546	551	546

Earnings per average common share:
Basic	$0.52	$0.60	$1.28	$1.30
Diluted	0.52	0.60	1.28	1.30

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Net income	$288	$328	$706	$708
Other comprehensive income
Pension and retiree medical benefits:
Reclassifications of loss to net income, net of tax of $—, $—, $— and $1, respectively	1	1	1	2
Derivative instruments:
Net fair value increase, net of tax of $5, $4, $3 and $6, respectively	13	11	8	16
Reclassification of losses to net income, net of tax of $—, $—, $1 and $1, respectively	1	1	2	2

Total other comprehensive income	15	13	11	20
Total comprehensive income	$303	$341	$717	$728

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Six Months Ended June 30
	2023	2022
Operating activities
Net income	$706	$708
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,202	1,210
Nuclear fuel amortization	53	61
Deferred income taxes	(192)	(135)
Allowance for equity funds used during construction	(37)	(33)
Earnings from equity method investments	(20)	(26)
Dividends from equity method investments	18	20
Provision for bad debts	36	30
Share-based compensation expense	12	14
Changes in operating assets and liabilities:
Accounts receivable	225	(97)
Accrued unbilled revenues	364	70
Inventories	100	(44)
Other current assets	39	26
Accounts payable	(443)	137
Net regulatory assets and liabilities	569	213
Other current liabilities	(74)	(134)
Pension and other employee benefit obligations	(37)	(32)
Other, net	(66)	—
Net cash provided by operating activities	2,455	1,988

Investing activities
Capital/construction expenditures	(2,599)	(2,040)
Purchase of investment securities	(416)	(787)
Proceeds from the sale of investment securities	399	769
Other, net	(23)	3
Net cash used in investing activities	(2,639)	(2,055)

Financing activities
Repayments of short-term borrowings, net	(269)	(869)
Proceeds from issuances of long-term debt	1,741	2,066
Repayments of long-term debt, including reacquisition premiums	(650)	(600)
Proceeds from issuance of common stock	75	151
Dividends paid	(536)	(497)
Other, net	(13)	(15)
Net cash provided by financing activities	348	236

Net change in cash, cash equivalents and restricted cash	164	169
Cash, cash equivalents and restricted cash at beginning of period	111	166
Cash, cash equivalents and restricted cash at end of period	$275	$335

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(461)	$(425)
Cash paid for income taxes, net	(49)	(9)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$497	$401
Inventory transfers to property, plant and equipment	78	30
Operating lease right-of-use assets	50	15
Allowance for equity funds used during construction	37	33
Issuance of common stock for reinvested dividends and/or equity awards	32	27

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	June 30, 2023	Dec. 31, 2022
Assets
Current assets
Cash and cash equivalents	$275	$111
Accounts receivable, net	1,111	1,373
Accrued unbilled revenues	741	1,105
Inventories	625	803
Regulatory assets	828	1,059
Derivative instruments	233	279
Prepaid taxes	66	54
Prepayments and other	322	360
Total current assets	4,201	5,144

Property, plant and equipment, net	49,664	48,253

Other assets
Nuclear decommissioning fund and other investments	3,456	3,234
Regulatory assets	2,632	2,871
Derivative instruments	80	93
Operating lease right-of-use assets	1,143	1,204
Other	482	389
Total other assets	7,793	7,791
Total assets	$61,658	$61,188

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$1,051	$1,151
Short-term debt	544	813
Accounts payable	1,307	1,804
Regulatory liabilities	486	418
Taxes accrued	407	569
Accrued interest	233	217
Dividends payable	287	268
Derivative instruments	65	76
Operating lease liabilities	226	217
Other	625	545
Total current liabilities	5,231	6,078

Deferred credits and other liabilities
Deferred income taxes	4,657	4,756
Deferred investment tax credits	46	48
Regulatory liabilities	5,752	5,569
Asset retirement obligations	3,295	3,380
Derivative instruments	99	113
Customer advances	174	181
Pension and employee benefit obligations	353	390
Operating lease liabilities	966	1,038
Other	156	147
Total deferred credits and other liabilities	15,498	15,622

Commitments and contingencies
Capitalization
Long-term debt	24,015	22,813
Common stock — 1,000,000,000 shares authorized of $2.50 par value; 551,375,255 and 549,578,018 shares outstanding at June 30, 2023 and December 31, 2022, respectively	1,378	1,374
Additional paid in capital	8,247	8,155
Retained earnings	7,371	7,239
Accumulated other comprehensive loss	(82)	(93)
Total common stockholders’ equity	16,914	16,675
Total liabilities and equity	$61,658	$61,188

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)
(amounts in millions, except per share data; shares in actual amounts)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholders' Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended June 30, 2023 and 2022
Balance at March 31, 2022	544,530,987	$1,361	$7,801	$6,686	$(116)	$15,732
Net income				328		328
Other comprehensive income					13	13
Dividends declared on common stock ($0.4875 per share)				(266)		(266)
Issuances of common stock	2,276,806	6	153			159
Share-based compensation			6	(1)		5
Balance at June 30, 2022	546,807,793	$1,367	$7,960	$6,747	$(103)	$15,971

Balance at March 31, 2023	550,222,192	$1,376	$8,169	$7,370	$(97)	$16,818
Net income				288		288
Other comprehensive income					15	15
Dividends declared on common stock ($0.52 per share)				(286)		(286)
Issuances of common stock	1,153,063	2	75			77
Share-based compensation			3	(1)		2
Balance at June 30, 2023	551,375,255	$1,378	$8,247	$7,371	$(82)	$16,914

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholders' Equity
	Shares	Par Value	Additional Paid In Capital
Six Months Ended June 30, 2023 and 2022
Balance at Dec. 31, 2021	544,025,269	$1,360	$7,803	$6,572	$(123)	$15,612
Net income				708		708
Other comprehensive income					20	20
Dividends declared on common stock ($0.975 per share)				(531)		(531)
Issuances of common stock	2,782,524	7	164			171
Share-based compensation			(7)	(2)		(9)
Balance at June 30, 2022	546,807,793	$1,367	$7,960	$6,747	$(103)	$15,971

Balance at Dec. 31, 2022	549,578,018	$1,374	$8,155	$7,239	$(93)	$16,675
Net income				706		706
Other comprehensive income					11	11
Dividends declared on common stock ($1.04 per share)				(572)		(572)
Issuances of common stock	1,797,237	4	91			95
Share-based compensation			1	(2)		(1)
Balance at June 30, 2023	551,375,255	$1,378	$8,247	$7,371	$(82)	$16,914

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of Xcel Energy as of June 30, 2023 and Dec. 31, 2022; the results of Xcel Energy’s operations, including the components of net income, comprehensive income, and changes in stockholders’ equity for the three and six months ended June 30, 2023 and 2022; and Xcel Energy’s cash flows for the six months ended June 30, 2023 and 2022.
All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after June 30, 2023, up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2022 balance sheet information has been derived from the audited 2022 consolidated financial statements included in the Xcel Energy Inc. Annual Report on Form 10-K for the year ended Dec. 31, 2022.
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

2. Accounting Pronouncements
As of June 30, 2023, there was no material impact from the recent adoption of new accounting pronouncements, nor expected material impact from recently issued accounting pronouncements yet to be adopted, on Xcel Energy’s consolidated financial statements.

3. Selected Balance Sheet Data

(Millions of Dollars)	June 30, 2023	Dec. 31, 2022
Accounts receivable, net
Accounts receivable	$1,232	$1,495
Less allowance for bad debts	(121)	(122)
Accounts receivable, net	$1,111	$1,373

(Millions of Dollars)	June 30, 2023	Dec. 31, 2022
Inventories
Materials and supplies	$354	$330
Fuel	199	201
Natural gas	72	272
Total inventories	$625	$803

(Millions of Dollars)	June 30, 2023	Dec. 31, 2022
Property, plant and equipment, net
Electric plant	$50,816	$49,639
Natural gas plant	8,777	8,514
Common and other property	3,081	2,970
Plant to be retired (a)	2,148	2,217
Construction work in progress	2,541	2,124
Total property, plant and equipment	67,363	65,464
Less accumulated depreciation	(18,032)	(17,502)
Nuclear fuel	3,278	3,183
Less accumulated amortization	(2,945)	(2,892)
Property, plant and equipment, net	$49,664	$48,253
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
Commercial paper and term loan borrowings outstanding for Xcel Energy:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2023	Year Ended Dec. 31, 2022
Borrowing limit	$3,550	$3,550
Amount outstanding at period end	544	813
Average amount outstanding	516	552
Maximum amount outstanding	1,078	1,357
Weighted average interest rate, computed on a daily basis	5.26%	1.47%
Weighted average interest rate at period end	5.32	4.66
Letters of Credit — Xcel Energy Inc. and its utility subsidiaries use letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. There were $46 million and $43 million of letters of credit outstanding under the credit facilities at both June 30, 2023 and Dec. 31, 2022. Amounts approximate their fair value and are subject to fees.
Revolving Credit Facilities — In order to issue commercial paper, Xcel Energy Inc. and its utility subsidiaries must have revolving credit facilities equal to or greater than the commercial paper borrowing limits and cannot issue commercial paper exceeding available credit facility capacity. The lines of credit provide short-term financing in the form of notes payable to banks, letters of credit and back-up support for commercial paper borrowings.

As of June 30, 2023, Xcel Energy Inc. and its utility subsidiaries had the following committed revolving credit facilities available:

(Millions of Dollars)	Credit Facility (a)	Drawn (b)	Available
Xcel Energy Inc.	$1,500	$476	$1,024
PSCo	700	29	671
NSP-Minnesota	700	15	685
SPS	500	70	430
NSP-Wisconsin	150	—	150
Total	$3,550	$590	$2,960
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
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity of the credit facility. Xcel Energy Inc. and its utility subsidiaries had no direct advances on the credit facilities outstanding as of June 30, 2023 and Dec. 31, 2022.
Bilateral Credit Agreement
In April 2023, NSP-Minnesota’s uncommitted bilateral credit agreement was renewed for an additional one-year term. The credit agreement is limited in use to support letters of credit.
As of June 30, 2023, NSP-Minnesota had $57 million of outstanding letters of credit under the $75 million bilateral credit agreement.
Long-Term Borrowings and Other Financing Instruments
During the six months ended June 30, 2023, Xcel Energy Inc. and its utility subsidiaries issued the following:
•PSCo issued $850 million of 5.25% first mortgage bonds due April 1, 2053.
•NSP-Wisconsin issued $125 million of 5.30% first mortgage bonds due June 15, 2053.
•NSP-Minnesota issued $800 million of 5.10% first mortgage bonds due May 15, 2053.
ATM Equity Offering — In November 2021, Xcel Energy Inc. filed a prospectus supplement under which it may sell up to $800 million of its common stock through an ATM program. In 2021, 5.33 million shares were issued (approximately $350 million). In 2022, 4.30 million shares of common stock were issued (approximately $300 million). In the six months ended June 30, 2023, 0.9 million shares were issued (approximately $62 million). As of June 30, 2023, approximately $88 million remained available for sale under the ATM program. Xcel Energy Inc. plans to file a new ATM program in 2023.
Equity through DRIP and Benefits Program — Xcel Energy issued $61 million and $45 million of equity through the DRIP and benefits programs during the six months ended June 30, 2023 and 2022, respectively. The programs allow shareholders to reinvest their dividends directly in Xcel Energy Inc. common stock.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. Xcel Energy’s operating revenues consisted of the following:

	Three Months Ended June 30, 2023
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$748	$216	$15	$979
C&I	1,337	124	8	1,469
Other	37	—	1	38
Total retail	2,122	340	24	2,486
Wholesale	174	—	—	174
Transmission	157	—	—	157
Other	4	32	—	36
Total revenue from contracts with customers	2,457	372	24	2,853
Alternative revenue and other	144	21	4	169
Total revenues	$2,601	$393	$28	$3,022

	Three Months Ended June 30, 2022
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$797	$257	$6	$1,060
C&I	1,416	164	7	1,587
Other	37	—	9	46
Total retail	2,250	421	22	2,693
Wholesale	318	—	—	318
Transmission	156	—	—	156
Other	12	37	—	49
Total revenue from contracts with customers	2,736	458	22	3,216
Alternative revenue and other	187	18	3	208
Total revenues	$2,923	$476	$25	$3,424

	Six Months Ended June 30, 2023
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,622	$1,005	$28	$2,655
C&I	2,690	547	20	3,257
Other	73	—	2	75
Total retail	4,385	1,552	50	5,987
Wholesale	398	—	—	398
Transmission	320	—	—	320
Other	13	80	—	93
Total revenue from contracts with customers	5,116	1,632	50	6,798
Alternative revenue and other	248	49	7	304
Total revenues	$5,364	$1,681	$57	$7,102

	Six Months Ended June 30, 2022
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,614	$919	$15	$2,548
C&I	2,651	520	9	3,180
Other	69	—	23	92
Total retail	4,334	1,439	47	5,820
Wholesale	577	—	—	577
Transmission	308	—	—	308
Other	35	82	—	117
Total revenue from contracts with customers	5,254	1,521	47	6,822
Alternative revenue and other	302	45	6	353
Total revenues	$5,556	$1,566	$53	$7,175

6. Income Taxes
Reconciliation between the statutory rate and ETR:

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%	21.0%
State tax (net of federal tax effect)	5.1	5.2	4.9	5.0
(Decreases) increases:
Wind PTCs (a)	(64.0)	(48.3)	(44.1)	(40.4)
Plant regulatory differences (b)	(6.3)	(5.5)	(5.8)	(5.1)
Other tax credits, net operating loss & tax credits allowances	(1.4)	(1.4)	(1.5)	(1.5)
Other (net)	1.6	(0.1)	0.5	(0.2)
Effective income tax rate	(44.0)%	(29.1)%	(25.0)%	(21.2)%
(a)Wind PTCs are credited to customers (reduction to revenue) and do not materially impact net income.
(b)Plant regulatory differences primarily relate to the credit of excess deferred taxes to customers through the average rate assumption method. Income tax benefits associated with the credit are offset by corresponding revenue reductions.

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
•Liability awards subject to a performance condition; any portions settled in shares are included in common shares outstanding upon settlement.
Common shares outstanding used in the basic and diluted EPS computation:

	Three Months Ended June 30		Six Months Ended June 30
(Shares in Millions)	2023	2022	2023	2022
Basic	551	546	551	545
Diluted (a)	552	546	551	546
(a)Diluted common shares outstanding included common stock equivalents of 0.3 million for the three months ended June 30, 2023 and 2022, respectively. Diluted common shares outstanding included common stock equivalents of 0.2 million for the six months ended June 30, 2023 and 2022, respectively.

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
Unrealized gains for the nuclear decommissioning fund were $1 billion as of June 30, 2023 and Dec. 31, 2022, and unrealized losses were $68 million and $90 million as of June 30, 2023 and Dec. 31, 2022, respectively.
Non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund:

	June 30, 2023
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$35	$35	$—	$—	$—	$35
Commingled funds	736	—	—	—	1,061	1,061
Debt securities	780	—	724	8	—	732
Equity securities	508	1,248	2	—	—	1,250
Total	$2,059	$1,283	$726	$8	$1,061	$3,078
(a)Reported in nuclear decommissioning fund and other investments on the consolidated balance sheets, which also includes $240 million of equity method investments and $138 million of rabbi trust assets and other miscellaneous investments.

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
For the three and six months ended June 30, 2023 and 2022, there were immaterial Level 3 nuclear decommissioning fund investments or transfer of amounts between levels.
Contractual maturity dates of debt securities in the nuclear decommissioning fund as of June 30, 2023:

	Final Contractual Maturity
(Millions of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Debt securities	$4	$229	$259	$240	$732
Rabbi Trusts
Xcel Energy has established rabbi trusts to provide partial funding for future distributions of a deferred compensation plan. The fair value of assets held in the rabbi trusts were $84 million and $80 million at June 30, 2023 and Dec. 31, 2022, respectively, comprised of cash equivalents and mutual funds (level 1 valuation methods). Amounts are reported in nuclear decommissioning fund and other investments on the consolidated balance sheet.
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
As of June 30, 2023, accumulated other comprehensive loss related to interest rate derivatives included $2 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of June 30, 2023, Xcel Energy had unsettled interest swaps outstanding with a notional amount of $345 million.
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
The most significant derivative positions outstanding at June 30, 2023 and Dec. 31, 2022 for this purpose relate to FTR instruments administered by MISO and SPP. These instruments are intended to offset the impacts of transmission system congestion.
When Xcel Energy enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers, the instruments are not typically designated as qualifying hedging transactions. The classification of unrealized losses or gains on these instruments as a regulatory asset or liability, if applicable, is based on approved regulatory recovery mechanisms.
As of June 30, 2023, Xcel Energy had no commodity contracts designated as cash flow hedges.
Gross notional amounts of commodity forwards, options and FTRs:

(Amounts in Millions) (a)(b)	June 30, 2023	Dec. 31, 2022
Megawatt hours of electricity	93	61
Million British thermal units of natural gas	110	131
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
As of June 30, 2023, five of Xcel Energy’s ten most significant counterparties for these activities, comprising $68 million, or 29%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings.
Three of the ten most significant counterparties, comprising $55 million, or 24%, of this credit exposure, were not rated by these external ratings agencies, but based on Xcel Energy’s internal analysis, had credit quality consistent with investment grade.
Two of these significant counterparties, comprising $58 million, or 25%, of this credit exposure, had credit quality less than investment grade, based on internal analysis. Seven of these significant counterparties are municipal or cooperative electric entities, RTOs or other utilities.
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
As of June 30, 2023 and Dec. 31, 2022, there were $10 million and $4 million, respectively, of derivative liabilities with such underlying contract provisions, respectively.
Certain contracts also contain cross default provisions that may require the posting of collateral or settlement of the contracts if there was a failure under other financing arrangements related to payment terms or other covenants.
As of June 30, 2023 and Dec. 31, 2022, there were approximately $88 million and $76 million of derivative liabilities with such underlying contract provisions, respectively.
Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that a given utility subsidiary’s ability to fulfill its contractual obligations is reasonably expected to be impaired.
Xcel Energy had no collateral posted related to adequate assurance clauses in derivative contracts as of June 30, 2023 and Dec. 31, 2022.

Recurring Derivative Fair Value Measurements
Impact of derivative activity:

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory Assets and Liabilities
Three Months Ended June 30, 2023
Derivatives designated as cash flow hedges:
Interest rate	$18	$—
Total	$18	$—
Other derivative instruments:
Electric commodity	$—	$(19)
Natural gas commodity	—	—
Total	$—	$(19)

Six Months Ended June 30, 2023
Derivatives designated as cash flow hedges:
Interest rate	$11	$—
Total	$11	$—
Other derivative instruments:
Electric commodity	$—	$(111)
Natural gas commodity	—	3
Total	$—	$(108)

Three Months Ended June 30, 2022
Derivatives designated as cash flow hedges:
Interest rate	$15	$—
Total	$15	$—
Other derivative instruments:
Electric commodity	$—	$98
Natural gas commodity	—	(1)
Total	$—	$97

Six Months Ended June 30, 2022
Derivatives designated as cash flow hedges:
Interest rate	$22	$—
Total	$22	$—
Other derivative instruments:
Electric commodity	$—	$100
Natural gas commodity	—	3
Total	$—	$103

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and Liabilities
Three Months Ended June 30, 2023
Derivatives designated as cash flow hedges:
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments:
Commodity trading	$—		$—		$(6)	(b)
Electric commodity	—		11	(c)	—
Total	$—		$11		$(6)

Six Months Ended June 30, 2023
Derivatives designated as cash flow hedges:
Interest rate	$3	(a)	$—		$—
Total	$3		$—		$—
Other derivative instruments:
Commodity trading	$—		$—		$(6)	(b)
Electric commodity	—		94	(c)	—
Natural gas commodity	—		10	(d)	(19)	(d)(e)
Total	$—		$104		$(25)

Three Months Ended June 30, 2022
Derivatives designated as cash flow hedges:
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments:
Commodity trading	$—		$—		$7	(b)
Electric commodity	—		(26)	(c)	—
Total	$—		$(26)		$7

Six Months Ended June 30, 2022
Derivatives designated as cash flow hedges:
Interest rate	$3	(a)	$—		$—
Total	$3		$—		$—
Other derivative instruments:
Commodity trading	$—		$—		$9	(b)
Electric commodity	—		(36)	(c)	—
Natural gas commodity	—		4	(d)	(17)	(d)(e)
Total	$—		$(32)		$(8)
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
(e)Relates primarily to option premium amortization.
Xcel Energy had no derivative instruments designated as fair value hedges during the six months ended June 30, 2023 and 2022.

Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2023						Dec. 31, 2022
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Derivatives designated as cash flow hedges:
Interest rate	$—	$8	$—	$8	$—	$8	$—	$—	$—	$—	$—	$—
Other derivative instruments:
Commodity trading	$10	$134	$34	$178	$(116)	$62	$32	$259	$33	$324	$(242)	$82
Electric commodity	—	—	158	158	(2)	156	—	—	177	177	(2)	175
Natural gas commodity	—	4	—	4	—	4	—	19	—	19	—	19
Total current derivative assets	$10	$146	$192	$348	$(118)	230	$32	$278	$210	$520	$(244)	276
PPAs (b)						3						3
Current derivative instruments						$233						$279
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$19	$53	$68	$140	$(62)	$78	$34	$71	$74	$179	$(89)	$90
Total noncurrent derivative assets	$19	$53	$68	$140	$(62)	78	$34	$71	$74	$179	$(89)	90
PPAs (b)						2						3
Noncurrent derivative instruments						$80						$93

	June 30, 2023						Dec. 31, 2022
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Derivatives designated as cash flow hedges:
Interest rate	$—	$—	$—	$—	$—	$—	$—	$1	$—	$1	$—	$1
Other derivative instruments:
Commodity trading	$9	$168	$6	$183	$(135)	$48	$29	$297	$6	$332	$(287)	$45
Electric commodity	—	—	2	2	(2)	—	—	—	2	2	(2)	—
Natural gas commodity	—	—	—	—	—	—	—	13	—	13	—	13
Total current derivative liabilities	$9	$168	$8	$185	$(137)	48	$29	$311	$8	$348	$(289)	59
PPAs (b)						17						17
Current derivative instruments						$65						$76
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$22	$70	$43	$135	$(62)	$73	$43	$97	$41	$181	$(98)	$83
Total noncurrent derivative liabilities	$22	$70	$43	$135	$(62)	73	$43	$97	$41	$181	$(98)	83
PPAs (b)						26						30
Noncurrent derivative instruments						$99						$113
(a)Xcel Energy nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement. At June 30, 2023 and Dec. 31, 2022, derivative assets and liabilities include no obligations to return cash collateral. At June 30, 2023 and Dec. 31, 2022, derivative assets and liabilities include rights to reclaim cash collateral of $19 million and $53 million, respectively. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)Xcel Energy currently applies the normal purchase exception to qualifying PPAs. Balance relates to specific contracts that were previously recognized at fair value prior to applying the normal purchase exception, and are being amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Changes in Level 3 commodity derivatives:

	Three Months Ended June 30
(Millions of Dollars)	2023	2022
Balance at April 1	$78	$39
Purchases (a)	167	390
Settlements (a)	(47)	(155)
Net transactions recorded during the period:
Gains recognized in earnings (b)	10	78
Net gains recognized as regulatory assets and liabilities (a)	1	133
Balance at June 30	$209	$485

	Six Months Ended June 30
(Millions of Dollars)	2023	2022
Balance at Jan. 1	$235	$19
Purchases (a)	172	394
Settlements (a)	(76)	(181)
Net transactions recorded during the period:
(Losses) gains recognized in earnings (b)	(2)	120
Net (losses) gains recognized as regulatory assets and liabilities (a)	(120)	133
Balance at June 30	$209	$485
(a)Relates primarily to NSP-Minnesota and SPS FTR instruments administered by MISO and SPP.
(b)Relates to commodity trading and is subject to substantial offsetting losses and gains on derivative instruments categorized as levels 1 and 2 in the income statement. See above tables for the income statement impact of derivative activity, including commodity trading gains and losses.
Fair Value of Long-Term Debt
As of June 30, 2023, other financial instruments for which the carrying amount did not equal fair value:

	June 30, 2023		Dec. 31, 2022
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$25,066	$21,855	$23,964	$20,897
Fair value of Xcel Energy’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of June 30, 2023 and Dec. 31, 2022, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

9. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended June 30
	2023	2022	2023	2022
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$18	$25	$—	$1
Interest cost (a)	40	28	5	4
Expected return on plan assets (a)	(52)	(52)	(4)	(5)
Amortization of prior service credit (a)	—	(1)	—	(1)
Amortization of net loss (a)	5	18	1	—
Net periodic benefit cost (credit)	11	18	2	(1)
Effects of regulation	7	1	—	—
Net benefit cost (credit) recognized for financial reporting	$18	$19	$2	$(1)

	Six Months Ended June 30
	2023	2022	2023	2022
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$37	$49	$—	$1
Interest cost (a)	80	55	11	8
Expected return on plan assets (a)	(105)	(104)	(9)	(9)
Amortization of prior service credit (a)	(1)	(1)	—	(3)
Amortization of net loss (a)	11	37	1	1
Settlement charge (b)	—	(1)	—	—
Net periodic benefit cost (credit)	22	35	3	(2)
Effects of regulation	14	6	—	1
Net benefit cost (credit) recognized for financial reporting	$36	$41	$3	$(1)
(a)The components of net periodic cost other than the service cost component are included in the line item “Other income, net” in the consolidated statements of income or capitalized on the consolidated balance sheets as a regulatory asset.
(b)In the six months ended June 30, 2022, Xcel Energy recognized $1 million in settlement charge true-ups related to the fourth quarter of 2021.
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
Also in February 2023, the court granted PSCo’s motion precluding CORE from seeking damages related to its withdrawal as part of the lawsuit. PSCo continues to believe CORE's claims are without merit and disputes CORE’s right to withdraw. The Denver District Court trial is scheduled to begin in October 2023.
Marshall Wildfire
In December 2021, a wildfire ignited in Boulder County, Colorado (the “Marshall Fire”), which burned over 6,000 acres and destroyed or damaged over 1,000 structures. On June 8, 2023, the Boulder County Sheriff’s Office released its Marshall Fire Investigative Summary and Review and its supporting documents (the “Sheriff’s Report”). According to an October 2022 statement from the Colorado Insurance Commissioner, the Marshall Fire is estimated to have caused more than $2 billion in property losses.
According to the Sheriff’s Report, on Dec. 30, 2021, a fire ignited on a residential property in Boulder, Colorado, located in PSCo’s service territory, for reasons unrelated to PSCo’s power lines. According to the Sheriff’s Report, approximately one hour and 20 minutes after the first ignition, a second fire ignited just south of the Marshall Mesa Trailhead in unincorporated Boulder County, Colorado, also located in PSCo’s service territory. According to the Sheriff’s Report, the second ignition started approximately 80 to 110 feet away from PSCo’s power lines in the area.
The Sheriff’s Report states that the most probable cause of the second ignition was hot particles discharged from PSCo’s power lines after one of the power lines detached from its insulator in strong winds, and further states that it cannot be ruled out that the second ignition was caused by an underground coal fire. According to the Sheriff’s Report, no design, installation or maintenance defects or deficiencies were identified on PSCo’s electrical circuit in the area of the second ignition. PSCo disputes that its power lines caused the second ignition.
As of July 24, 2023, PSCo is aware of approximately 8 complaints on behalf of at least 586 plaintiffs relating to the Marshall Fire and expects that it may receive further complaints. The complaints generally allege that PSCo’s equipment ignited the Marshall Fire and assert various causes of action under Colorado law, including negligence, premises liability, trespass, nuisance, and inverse condemnation.
Colorado courts do not apply strict liability in determining an electric utility company’s liability for fire-related damages. For inverse condemnation claims, Colorado courts assess whether a defendant acted with intent to take a plaintiff’s property or intentionally took an action which has the natural consequence of taking the property. For negligence claims, Colorado courts look to whether electric power companies have operated their system with a heightened duty of care consistent with the practical conduct of its business, and liability does not extend to occurrences that cannot be reasonably anticipated.
Under Colorado law, in a civil action other than a medical malpractice action, the total award for noneconomic loss is capped at $0.6 million for claims that accrued at the time of the Marshall Fire unless the court finds justification to exceed that amount by clear and convincing evidence, in which case the maximum doubles. Colorado law does not impose joint and several liability in tort actions. Instead, under Colorado law, a defendant is liable for the degree or percentage of the negligence or fault attributable to that defendant, except where the defendant conspired with another defendant. A jury’s verdict in a Colorado civil case must be unanimous.
Colorado law caps punitive or exemplary damages to an amount equal to the amount of the actual damages awarded to the injured party, except the court may increase any award of punitive damages to a sum up to three times the amount of actual damages if the conduct that is the subject of the claim has continued during the pendency of the case or the defendant has acted in a willful and wanton manner during the action which further aggravated plaintiff’s damages.
In the event Xcel Energy Inc. or PSCo was found liable related to this litigation and were required to pay damages, such amounts could exceed our insurance coverage of approximately $500 million and have a material adverse effect on our financial condition, results of operations or cash flows. However, due to uncertainty as to the cause of the fire and the extent and magnitude of potential damages, Xcel Energy Inc. and PSCo are unable to estimate the amount or range of possible losses in connection with the Marshall Fire.
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
In July 2022, the MPUC referred the matter to the Office of Administrative Hearings to conduct a contested case on the prudence of the replacement power costs incurred by NSP-Minnesota. In June 2023, NSP-Minnesota and the DOC filed direct testimony. The DOC changed its recommendation to a refund of either $58 million or $72 million based on methodologies that do not account for prior disallowances or other amounts returned to customers plus interest. No other party filed direct testimony. A final decision by the MPUC is expected in mid-2024. A loss related to this matter is deemed remote.
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
The MISO TOs and various other parties have filed petitions for review of the FERC’s most recent applicable opinions at the D.C. Circuit. In August 2022, the D.C. Circuit ruled that FERC had not adequately supported its conclusions, vacated FERC’s related orders, and remanded the issue back to FERC for further proceedings, which remain pending. Additional exposure, if any, related to this matter is expected to be immaterial.
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
Environmental
MGP, Landfill and Disposal Sites
Xcel Energy is investigating, remediating or performing post-closure actions at twelve MGP, landfill or other disposal sites across its service territories, excluding sites that are being addressed under coal ash regulations.
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
As of June 30, 2023, Xcel Energy had eight regulated ash units in operation.
PSCo has executed an agreement with a third party that will excavate and process ash for beneficial use (at two sites) at a cost of approximately $45 million. An estimated liability has been recorded and amounts are expected to be fully recoverable through regulatory mechanisms.
Investigation and feasibility studies for additional corrective action related to offsite groundwater are ongoing (at three Colorado sites). While the results are uncertain, additional costs are estimated to be at least $40 million. A liability has been recorded and is expected to be fully recoverable through regulatory mechanisms.
Federal Clean Water Act Section 316(b) — The Federal Clean Water Act requires the EPA to regulate cooling water intake structures to assure they reflect the best technology available for minimizing impingement and entrainment of aquatic species.
Estimated capital expenditures of approximately $50 million may be required to comply with the requirements. Xcel Energy anticipates these costs will be recoverable through regulatory mechanisms.

Monticello Tritium — Monticello regularly monitors onsite tritium levels (a weak radioactive isotope that is a byproduct of plant operations) from releases in groundwater monitoring wells onsite. In late 2022, Xcel Energy detected a release of tritium to groundwater and reported the event to the NRC and the State of Minnesota. Xcel Energy has completed repairs, replaced the source of the release and is in the process of mitigating the impact to groundwater, while continuing to monitor onsite wells and evaluating potential future actions for additional containment. The release does not represent a risk to human health or the environment.
Environmental Requirements — Air
Clean Air Act NOx Allowance Allocations — In June 2023, after disapproving state implementation plans, the EPA published final regulations under the "Good Neighbor" provisions of the Clean Air Act. The final rule applies to generation facilities in Minnesota, Texas and Wisconsin, as well as other states outside of our service territory. The rule establishes an allowance trading program for NOx that will impact Xcel Energy fossil fuel-fired electric generating facilities. Applicable facilities will have to secure additional allowances, install NOx controls and/or develop a strategy of operations that utilizes the existing allowance allocations. Guidelines are also established for allowance banking and emission limit backstops.
While the financial impacts of the final rule are uncertain and dependent on market forces and anticipated generation, Xcel Energy anticipates the annual costs could be significant, but would be recoverable through regulatory mechanisms.
SPS and NSP-Minnesota have joined other impacted companies in litigation challenging the EPA’s disapproval of Texas and Minnesota state implementation plans. Currently, the regulation is under a judicial stay for both Texas and Minnesota and not applicable to SPS and NSP-Minnesota until litigation concludes.
Regional Haze Rules — In 2016, the EPA adopted a final rule establishing a federal implementation plan for reasonable further progress under the regional haze program for the state of Texas. The rule imposes SO2 emission limitations which would require the installation of dry scrubbers on Tolk Units 1 and 2; compliance would have been required by February 2021. SPS appealed the EPA’s decision and obtained a stay of the final rule. In July 2023, the EPA issued a prepublication proposed rule to address the first planning period for the Clean Air Act regional haze reasonable further progress requirements in Texas. As proposed, no additional controls are required at SPS generating facilities.
In 2017, the EPA adopted a final BART rule for Texas. Under that rule, Harrington Units 1 and 2 participate in an intrastate SO2 budget trading program to meet BART requirements. The rule also implemented participation in a federal ozone season NOx budget and trading program, named the Cross State Air Pollution Rule.
The EPA has proposed to require installation of SO2 controls as BART rather than participation in the trading program. For Harrington Units 1 and 2, EPA has alternatively proposed that Harrington may comply with the SO2 control requirements by agreeing to include the planned January 1, 2025 gas conversion in the federal plan.
Leases
Xcel Energy evaluates contracts that may contain leases, including PPAs and arrangements for the use of office space and other facilities, vehicles and equipment. A contract contains a lease if it conveys the exclusive right to control the use of a specific asset.
Components of lease expense:

	Three Months Ended June 30
(Millions of Dollars)	2023	2022
Operating leases
PPA capacity payments	$61	$60
Other operating leases (a)	12	9
Total operating lease expense (b)	$73	$69
Finance leases
Amortization of ROU assets	$—	$1
Interest expense on lease liability	4	4
Total finance lease expense	$4	$5
(a)Includes short-term lease expense of $3 million and $2 million for 2023 and 2022, respectively.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.

	Six Months Ended June 30
(Millions of Dollars)	2023	2022
Operating leases
PPA capacity payments	$121	$123
Other operating leases (a)	24	20
Total operating lease expense (b)	$145	$143
Finance leases
Amortization of ROU assets	$1	$2
Interest expense on lease liability	8	8
Total finance lease expense	$9	$10
(a)Includes short-term lease expense of $5 million and $3 million for 2023 and 2022, respectively.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.
Commitments under operating and finance leases as of June 30, 2023:

(Millions of Dollars)	PPA Operating Leases	Other Operating Leases	Total Operating Leases	Finance Leases (a)
Total minimum obligation	$1,166	$250	$1,416	$222
Interest component of obligation	(150)	(74)	(224)	(158)
Present value of minimum obligation	$1,016	176	1,192	64
Less current portion			(226)	(2)
Noncurrent operating and finance lease liabilities			$966	$62
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
The utility subsidiaries had approximately 4,053 MW and 3,961 MW of capacity under long-term PPAs at June 30, 2023 and Dec. 31, 2022, respectively, with entities that have been determined to be variable interest entities. The PPAs have expiration dates through 2041.

Other
Guarantees and Bond Indemnifications — Xcel Energy provides guarantees and bond indemnities, which guarantee payment or performance. Xcel Energy Inc.’s exposure is based upon the net liability under the agreements. Most of the guarantees and bond indemnities issued by Xcel Energy have a stated maximum amount.
As of June 30, 2023 and Dec. 31, 2022, Xcel Energy had no assets held as collateral related to their guarantees, bond indemnities and indemnification agreements. Guarantees and bond indemnities issued and outstanding for Xcel Energy were approximately $63 million and $62 million at June 30, 2023 and Dec. 31, 2022, respectively.
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

11. Other Comprehensive Loss
Changes in accumulated other comprehensive loss, net of tax :

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at April 1	$(58)	$(39)	$(97)	$(69)	$(47)	$(116)
Other comprehensive gain before reclassifications	13	—	13	11	—	11
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (a)	1	—	1	1	—	1
Amortization of net actuarial loss (b)	—	1	1	—	1	1
Net current period other comprehensive income	14	1	15	12	1	13
Accumulated other comprehensive loss at June 30	$(44)	$(38)	$(82)	$(57)	$(46)	$(103)

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(54)	$(39)	$(93)	$(75)	$(48)	$(123)
Other comprehensive gain before reclassifications	8	—	8	16	—	16
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (a)	2	—	2	2	—	2
Amortization of net actuarial loss (b)	—	1	1	—	2	2
Net current period other comprehensive income	10	1	11	18	2	20
Accumulated other comprehensive loss at June 30	$(44)	$(38)	$(82)	$(57)	$(46)	$(103)
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
Xcel Energy had equity method investments of $240 million and $219 million as of June 30, 2023 and Dec. 31, 2022, respectively, included in the natural gas utility and all other segments.
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
Xcel Energy’s segment information:

	Three Months Ended June 30
(Millions of Dollars)	2023	2022
Regulated Electric
Total revenues	$2,601	$2,923
Net income	350	337
Regulated Natural Gas
Operating revenues	$393	$476
Intersegment revenue	—	1
Total revenues	$393	$477
Net (loss) income	(22)	25
All Other
Total revenues	$28	$25
Net loss	(40)	(34)
Consolidated Total
Total revenues	$3,022	$3,425
Reconciling eliminations	—	(1)
Total operating revenues	$3,022	$3,424
Net income	288	328

	Six Months Ended June 30
(Millions of Dollars)	2023	2022
Regulated Electric
Total revenues	$5,364	$5,556
Net income	646	615
Regulated Natural Gas
Operating revenues	$1,681	$1,566
Intersegment revenue	2	1
Total revenues	$1,683	$1,567
Net income	137	155
All Other
Total revenues	$57	$53
Net loss	(77)	(62)
Consolidated Total
Total revenues	$7,104	$7,176
Reconciling eliminations	(2)	(1)
Total operating revenues	$7,102	$7,175
Net income	706	708

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
We use these non-GAAP financial measures to evaluate and provide details of Xcel Energy’s core earnings and underlying performance. We believe these measurements are useful to investors to evaluate the actual and projected financial performance and contribution of our subsidiaries. For the three and six months ended June 30, 2023 and 2022, there were no such adjustments to GAAP earnings and therefore GAAP earnings equal ongoing earnings for these periods.

Results of Operations
The only common equity securities that are publicly traded are common shares of Xcel Energy Inc. Diluted earnings and EPS of each subsidiary discussed below do not represent a direct legal interest in the assets and liabilities allocated to such subsidiary but rather represent a direct interest in our assets and liabilities as a whole.
Summarized diluted EPS for Xcel Energy:

	Three Months Ended June 30		Six Months Ended June 30
Diluted Earnings (Loss) Per Share	2023	2022	2023	2022
PSCo	$0.17	$0.24	$0.56	$0.56
NSP-Minnesota	0.23	0.22	0.48	0.45
SPS	0.15	0.17	0.25	0.27
NSP-Wisconsin	0.05	0.03	0.13	0.11
Earnings from equity method investments — WYCO	0.01	0.01	0.02	0.02
Regulated utility (a)	0.60	0.67	1.43	1.41
Xcel Energy Inc. and Other	(0.08)	(0.07)	(0.15)	(0.11)
Total (a)	$0.52	$0.60	$1.28	$1.30
(a)     Amounts may not add due to rounding.
Summary of Earnings
Xcel Energy — Xcel Energy’s second quarter diluted earnings were $0.52 per share in 2023 compared with $0.60 per share in 2022. The decrease was primarily driven by unfavorable weather experienced in Colorado and SPS territories as well as higher O&M and interest charges, without expected increases in regulatory recovery to offset these drivers including the outcome of the Minnesota Electric Rate Case. Fluctuations in electric and natural gas revenues associated with changes in fuel and purchased power and/or natural gas sold and transported generally do not significantly impact earnings (changes in costs are offset by the related variation in revenues).
PSCo — Earnings decreased $0.07 per share for the second quarter of 2023 and were flat year-to-date. Year-to-date earnings primarily reflect higher recovery of infrastructure investment (electric and natural gas), offset by increased depreciation, O&M expenses, interest charges and unfavorable weather.
NSP-Minnesota — Earnings increased $0.01 per share for the second quarter of 2023 and $0.03 year-to-date. The year-to-date change was driven by increased electric infrastructure investment (non-fuel riders).
SPS — Earnings decreased $0.02 per share for the second quarter of 2023 and year-to-date. The impact of regulatory rate outcomes and sales growth was more than offset by unfavorable weather, increased depreciation and interest expenses (excluding the impact of the prior year Texas rate case surcharge amounts).
NSP-Wisconsin — Earnings increased $0.02 per share for the second quarter of 2023 and year-to-date. Additional electric and natural gas infrastructure investment recoveries were partially offset by higher depreciation and O&M expenses.
Xcel Energy Inc. and Other — Primarily includes financing costs at the holding company and earnings from Energy Impact Partners funds equity method investments. Earnings decreased $0.01 per share for the second quarter and $0.04 year-to-date, largely attributable to higher interest charges.

Changes in GAAP and Ongoing Diluted EPS
Components significantly contributing to changes in 2023 EPS compared to 2022:

Diluted Earnings (Loss) Per Share	Three Months Ended June 30	Six Months Ended June 30
GAAP and ongoing diluted EPS — 2022	$0.60	$1.30

Components of change - 2023 vs. 2022
Lower electric revenues, net of electric fuel and purchased power	(0.23)	(0.09)
Higher O&M expenses	(0.02)	(0.09)
Higher interest charges	(0.03)	(0.08)
Higher natural gas revenues, net of cost of natural gas sold and transported	—	0.08
Lower taxes (other than income taxes)	0.06	0.04
Higher other income (expense)	0.02	0.03
Lower depreciation and amortization	0.10	0.02
Lower effective tax rate (ETR) (a)	—	0.02
Other, net	0.02	0.05
GAAP and ongoing diluted EPS — 2023	$0.52	$1.28
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
As a result, weather deviations from normal levels can affect Xcel Energy’s financial performance. However, decoupling mechanisms in Colorado and sales true-up mechanisms in Minnesota predominately mitigate the positive and adverse impacts of weather for the electric utility in those jurisdictions.
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
Percentage increase (decrease) in normal and actual HDD:

	Three Months Ended June 30			Six Months Ended June 30
	2023 vs. Normal	2022 vs. Normal	2023 vs. 2022	2023 vs. Normal	2022 vs. Normal	2023 vs. 2022
HDD	(9.5)%	6.3%	(14.5)%	(0.7)%	9.1%	(8.5)%
CDD	(26.3)	29.7	(42.8)	(27.1)	28.9	(42.8)
THI	44.6	21.3	18.6	44.2	21.0	18.5
Weather — Estimated impact of temperature variations on EPS compared with normal weather conditions:

	Three Months Ended June 30			Six Months Ended June 30
	2023 vs. Normal	2022 vs. Normal	2023 vs. 2022	2023 vs. Normal	2022 vs. Normal	2023 vs. 2022
Retail electric	$0.001	$0.028	$(0.027)	$0.003	$0.049	$(0.046)
Decoupling and sales true-up	(0.017)	(0.013)	(0.004)	(0.023)	(0.023)	—
Electric total	$(0.016)	$0.015	$(0.031)	$(0.020)	$0.026	$(0.046)
Firm natural gas	(0.003)	0.003	(0.006)	0.026	0.019	0.007
Total	$(0.019)	$0.018	$(0.037)	$0.006	$0.045	$(0.039)
Sales — Sales growth (decline) for actual and weather-normalized sales in 2023 compared to 2022:

	Three Months Ended June 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Actual
Electric residential	(8.0)%	3.3%	(13.1)%	(1.1)%	(3.5)%
Electric C&I	(3.1)	1.3	2.9	1.6	0.5
Total retail electric sales	(4.6)	1.9	0.2	0.9	(0.6)
Firm natural gas sales	3.7	(16.5)	N/A	(11.4)	(4.1)

	Three Months Ended June 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Weather-Normalized
Electric residential	(1.3)%	0.1%	(3.1)%	(1.0)%	(1.0)%
Electric C&I	(1.1)	0.7	4.0	1.5	1.2
Total retail electric sales	(1.1)	0.5	2.8	0.9	0.6
Firm natural gas sales	6.0	(3.5)	N/A	(2.0)	2.5

	Six Months Ended June 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Actual
Electric residential	(3.4)%	(0.6)%	(7.6)%	(4.1)%	(2.9)%
Electric C&I	(2.1)	(0.2)	5.0	0.8	0.8
Total retail electric sales	(2.5)	(0.4)	2.7	(0.6)	(0.3)
Firm natural gas sales	5.3	(11.6)	N/A	(13.6)	(1.8)

	Six Months Ended June 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Weather-Normalized
Electric residential	(1.1)%	(0.6)%	0.3%	(0.9)%	(0.7)%
Electric C&I	(1.3)	(0.3)	5.5	1.1	1.2
Total retail electric sales	(1.2)	(0.4)	4.6	0.5	0.6
Firm natural gas sales	1.5	(1.8)	N/A	(2.1)	0.1
Weather-normalized electric sales growth (decline) — year-to-date
•PSCo — Residential sales declined due to decreased use per customer, partially offset by a 1.3% increase in customers. The C&I sales decline was related to decreased use per customer, primarily due to the manufacturing and agricultural sectors.
•NSP-Minnesota — Residential sales declined due to decreased use per customer, partially offset by a 1.1% increase in customers.
•SPS — Residential sales growth was primarily attributable to a 0.8% increase in customers, partially offset by decreased use per customer. C&I sales increased due to higher use per customer, primarily driven by the energy sector.
•NSP-Wisconsin — Residential sales declined due to decreased use per customer, offset by a 0.7% increase in customers. C&I sales growth was associated with customer growth, experienced largely in the transportation and professional services sectors.
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
Electric revenues, fuel and purchased power and margin:

	Three Months Ended June 30		Six Months Ended June 30
(Millions of Dollars)	2023	2022	2023	2022
Electric revenues	$2,601	$2,923	$5,364	$5,556
Electric fuel and purchased power	(1,030)	(1,181)	(2,147)	(2,275)
Electric margin	$1,571	$1,742	$3,217	$3,281

(Millions of Dollars)	Three Months Ended June 30, 2023 vs. 2022	Six Months Ended June 30, 2023 vs. 2022
Revenue recognition for the Texas rate case surcharge (a)	$(85)	$(85)
Conservation and demand side management (offset in expense)	(18)	(35)
Estimated impact of weather (net of decoupling/sales true-up)	(23)	(33)
PTCs flowed back to customers (offset by lower ETR)	(11)	(23)
Regulatory rate outcomes (Minnesota, Colorado, Texas, New Mexico, Wisconsin and South Dakota) (b)	(38)	51
Non-fuel riders	13	29
Wholesale transmission (net)	6	23
Sales and demand (c)	(1)	22
Other (net)	(14)	(13)
Total decrease	$(171)	$(64)
(a)The decline in electric margin is due to the recognition of the Texas rate case outcome in the second quarter of 2022, which was largely offset by recognition of previously deferred costs.
(b)Decrease primarily relates to the Minnesota Electric Rate Case (approximately $60 million — see Public Utility Regulation). Reduced electric margin was offset by corresponding reductions in depreciation expense, taxes (other than income taxes) and other items.
(c)Sales excludes weather impact, net of partial decoupling in Colorado and sales true-up mechanism in Minnesota.
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
Natural gas revenues, cost of natural gas sold and transported and margin:

	Three Months Ended June 30		Six Months Ended June 30
(Millions of Dollars)	2023	2022	2023	2022
Natural gas revenues	$393	$476	$1,681	$1,566
Cost of natural gas sold and transported	(170)	(251)	(1,014)	(961)
Natural gas margin	$223	$225	$667	$605

(Millions of Dollars)	Three Months Ended June 30, 2023 vs. 2022	Six Months Ended June 30, 2023 vs. 2022
Regulatory rate outcomes (Colorado and Wisconsin)	$1	$49
Estimated impact of weather	(5)	5
Infrastructure and integrity riders	—	4
Other (net)	2	4
Total (decrease) increase	$(2)	$62

Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses increased $14 million for the second quarter and $62 million year-to-date. The increase was primarily due to timing of planned generation outages; additional bad debt expenses; higher insurance and the impact of inflationary pressures, including labor increases, partially offset by the recognition of previously deferred costs associated with the Texas Electric Rate Case in 2022 (offset in Electric revenues).

Depreciation and Amortization — Depreciation and amortization decreased $73 million for the second quarter and $11 million year-to-date, largely related to the recognition of previously deferred depreciation costs associated with the Texas Electric Rate Case in 2022 (approximately $40 million) and depreciation life extensions implemented in the Minnesota Electric Rate Case ($48 million), partially offset by system expansion.
Taxes (other than Income Taxes) — Taxes (other than income taxes) decreased $42 million for the second quarter and $29 million year-to-date, primarily associated with the $25 million of deferrals related to the Minnesota Electric Rate Case and the recognition of previously deferred costs associated with the Texas Electric Rate Case in 2022.
Other Income (Expense) — Other income (expense) increased $17 million for the second quarter and $21 million year-to-date, largely related to rabbi trust performance, which is partially offset in O&M expenses (employee benefit costs).
Interest Charges — Interest charges increased $21 million for the second quarter and $60 million year-to-date, largely due to higher interest rates and increased long-term debt levels, partially offset by the recognition of previously deferred costs associated with the Texas Electric Rate Case in 2022.

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
NSP-Minnesota
Pending and Recently Concluded Regulatory Proceedings
2022 Minnesota Electric Rate Case — In October 2021, NSP-Minnesota filed a three-year electric rate case with the Minnesota Public Utilities Commission (MPUC). The rate case is based on a requested ROE of 10.2%, a 52.5% equity ratio and forward test years. In December 2021, the MPUC approved interim rates, subject to refund, of $247 million, effective Jan. 1, 2022. In November 2022, NSP-Minnesota revised its rate request to $498 million over three years.
In March 2023, the ALJ’s report was issued, which included an estimated rate increase of approximately $386 million over three years from 2022-2024, based on a ROE of 9.87% and an equity ratio of 52.5%.
In July 2023, the MPUC approved a three-year rate increase of approximately $311 million for 2022-2024, based on a ROE of 9.25% and an equity ratio of 52.5%. The MPUC also approved a continuation of the sales true-up mechanism.
NSP-Minnesota plans to file for reconsideration of the decision in August 2023. The MPUC will have 60 days to respond to the reconsideration request.
Modifications to NSP-Minnesota’s request were as follows:

(Millions of Dollars)	2022	2023	2024
NSP-Minnesota’s revised revenue request	$233	$328	$498
Sherco 3 and A.S. King moved to new docket	—	—	(35)
New property tax forecast	—	(11)	(23)
NSP-Minnesota’s revised revenue request at Oral Arguments	233	317	440
Impact of ROE change	(77)	(82)	(85)
Operating & maintenance expenses	(27)	(29)	(32)
Production tax credit forecast update with tracker	(28)	(1)	(1)
Prepaid and accrued pension	(9)	(10)	(11)
Other, net	9	(5)	—
Total proposed revenue change	$101	$190	$311

Annual incremental revenue change	$101	$89	$121
Annual percentage increase	3.1%	2.7%	3.7%
2022 South Dakota Electric Rate Case — In June 2022, NSP-Minnesota filed a South Dakota electric rate case seeking a revenue increase of approximately $44 million. The filing was based on a 2021 historic test year adjusted for certain known and measurable changes, a requested return on equity of 10.75%, rate base of approximately $947 million and an equity ratio of 53%.
In June 2023, SDPUC Staff approved an uncontested settlement agreement. Key terms of the decision include:
•Increase in base rate and infrastructure rider revenue of $14 million.
•Decreases in depreciation expense of $7 million (change in depreciable lives) and nuclear decommissioning expense of $5 million from NSP-Minnesota’s rate request.
•Confidential equity ratio and ROE.
2022 Upper Midwest RFP — In August 2022, NSP-Minnesota launched a RFP for 900 MW of solar or solar-plus-storage hybrid resources to come online by the end of 2025, including up to 300 MW of capacity to reuse the Sherco Unit 2 interconnection rights when the coal facility retires at the end of 2023.

NSP-Minnesota completed its bid evaluation process in December 2022. In May 2023, NSP-Minnesota filed a recommended portfolio, which proposed an additional 250 MW of self-build solar generation at the site of our retiring Sherco coal units and a 100 MW solar PPA located in Wisconsin as part of the resource plan RFP. A MPUC decision is expected later this year.
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
In June 2023, NSP-Minnesota filed a request to withdraw its request, which is pending MPUC approval.
Nuclear Power Operations
NSP-Minnesota owns two nuclear generating plants: the Monticello plant and the Prairie Island plant. See Note 12 to the consolidated financial statements of Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2022 for further information. The circumstances set forth in Nuclear Power Operations included in Item 7 of Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2022, appropriately represent, in all material respects, the current status of nuclear power operations.
NSP-Wisconsin
Pending Regulatory Proceedings
Wisconsin Rate Case — In April 2023, NSP-Wisconsin filed a Wisconsin rate case seeking an electric increase of $40 million (rate increase of 4.8%) and a natural gas increase of $9 million (rate increase of 5.3%). The rate request is based on a ROE of 10.25%, a 52.5% equity ratio and 2024 forward-looking test year. A final decision by the PSCW is expected in late fourth quarter of 2023.
PSCo
Pending and Recently Concluded Regulatory Proceedings
Colorado Electric Rate Case — In November 2022, PSCo filed a Colorado electric rate case seeking a net increase of $262 million, or 8.2%. The total request reflects a $312 million increase (subsequently adjusted to $303 million in rebuttal), which includes $50 million of authorized costs currently recovered through various rider mechanisms. The request is based on a 10.25% ROE, an equity ratio of 55.7% and a 2023 forecast test year with a 2023 average rate base of $11.3 billion.
PSCo’s request for a 2023 TCA rider revenue requirement of $41 million has also been consolidated with the pending electric rate case.
In June 2023, PSCo, the Staff, Utility Consumer Advocate, Colorado Energy Office, Colorado Energy Consumers and various other intervenors filed a nearly comprehensive settlement. The City of Boulder opposes the settlement. Terms of the settlement include:
•Retail revenue increase (excluding rider roll-ins) of $95 million (increase of 2.96%), based on a 2022 historic test year using year-end rate base with forward looking known and measurable adjustments.
•Alternatively, retail revenue increase (excluding rider roll-ins) of $47 million (increase of 1.46%), if depreciation expense deferrals associated with certain coal generating assets are accepted by the CPUC. This adjustment, if approved, would be earnings neutral, but reduce annual cash flow by $47 million.
•Weighted-average cost of capital of 6.95% (based on 55.69% equity ratio and 9.3% ROE).
•Early termination of the revenue decoupling pilot with implementation of new rates. PSCo agreed to credit disputed amounts over the 3% soft cap provisions to customers through application against deferred balances.
•Continuation of previously authorized trackers and deferrals.
•Collection of $12 million of 2023 TCA revenues, previously suspended by the CPUC. Intervenors’ recommended adjustments to the TCA, including prudency tests, exclusion of repair or replacement projects and a historic test year, are subject to CPUC review and any changes to the TCA would apply prospectively beginning in 2024.
A CPUC decision is expected in the third quarter of 2023, with rates to be effective in September 2023.
Colorado Resource Plan — In August 2022, the CPUC approved an updated settlement, which will result in the further acceleration of the retirement of the Comanche Unit 3 coal plant, an expected carbon reduction of at least 85% and an 80% renewable mix by 2030. The CPUC deferred a decision on the method of cost recovery for the retiring coal units to a separate docket. In the second quarter of 2023, the CPUC approved a settlement that includes regulatory asset recovery of the remaining plant balances at retirement and a potential bundled securitization of the remaining coal plant book values including Comanche Unit 3 in 2031.
In December 2022, PSCo commenced the RFP process for generation resources with bids due in March 2023. In March 2023 PSCo filed its 30-Day Report summarizing bids received. In the third quarter of 2023, PSCo will file its 120-Day Report which will propose a “Preferred Plan” of resources to be acquired as well as other sensitivity portfolios requested by the Commission. A CPUC decision on the resources to be acquired is expected in the fourth quarter of 2023.
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
In the second quarter, PSCo filed to recover the $25 million of ordinary costs from July through December 2023. The remaining $28 million is the subject of a separate proceeding and is expected to be recovered no later than the first quarter of 2024.

GCA Reform — In 2021, the CPUC issued a NOPR to address the recovery of costs through the GCA. The CPUC and stakeholders worked on gas rules in 2021 and 2022, requiring each LDC to bring forward its own PIM in a future filing. In June 2023, PSCo received approval of a waiver to not file such a PIM until the CPUC can review forthcoming gas cost recovery filings and rulemaking in response to the below legislation recently enacted in Colorado.
In May 2023, Colorado Senate Bill 23-291 passed and was signed into law. The bill includes a number of topics including natural gas and electric fuel incentive mechanisms, natural gas planning rules, regulatory filing requirements, and non-recovery of certain expenses (e.g., certain organizational or membership dues, tax penalties or fines). This legislation will require additional rulemaking from the CPUC prior to implementation. In particular, the legislation calls for gas utilities to file a gas price risk management plan by Nov. 1, 2023. In addition, the legislation calls for the CPUC to adopt rules by Jan. 1, 2025 to establish fuel cost mechanisms to align the financial incentives of a utility with the interests of the utility’s customers.
SPS
Pending and Recently Concluded Regulatory Proceedings
2022 New Mexico Electric Rate Case — In November 2022, SPS filed a New Mexico electric rate case seeking a revenue increase of $78 million, or 10%. In May 2023, SPS revised its request to $75 million. The request is based on a ROE of 10.75%, an equity ratio of 54.7%, a future test year ending June 30, 2024, rate base of $2.4 billion and acceleration of the Tolk coal plant depreciation life from 2032 to 2028.
In May 2023, SPS, Staff, and various parties filed a contested comprehensive stipulation. Two environmental advocacy organizations, opposed the stipulation. However, one intervenor withdrew their opposition and abstained. Hearings were held in June 2023.
Terms of the contested stipulation include:
•Base rate revenue increase of $33 million, based on the filed future test year.
•ROE of 9.5%.
•Equity ratio of 54.7%.
•Acceleration of Tolk coal plant depreciation life to 2028.
A NMPRC decision is anticipated in the fourth quarter of 2023.
2023 Texas Electric Rate Case — In February 2023, SPS filed a Texas electric rate case seeking an increase in base rate revenue of $149 million (13%). In March 2023, SPS updated the filing, which increased the rate revenue request to $158 million (14% impact to customer bills). The request is based on a ROE of 10.65%, an equity ratio of 54.6% and retail rate base of $3.6 billion. Additionally, the request reflects the acceleration of the Tolk coal plant depreciation life from 2034 to 2028. SPS is requesting a surcharge from July 13, 2023 through the effective date of new base rates.
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
2022 All-Source RFP — In July 2023, SPS filed a recommended portfolio, which includes 418 MW of self-build solar projects. A decision from PUCT and NMPRC is expected in mid-2024.
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
Electric Meters and Transformers
Supply chain issues associated with semi-conductors have delayed the availability of advanced infrastructure meters, which led to a reduced number of meters deployed in 2022. While there have been improvements in the 2023 deployment plan, the supply chain challenges persist. As a result of delays, Xcel Energy projects impacts to deployment schedules into 2025.
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
An interim stay on tariffs has been issued and many significant solar projects have resumed with modified costs and projected in-service dates, including the Sherco Solar facility in Minnesota and certain PPAs in PSCo. Further policy action, a change in the interim stay of tariffs, or other restrictions on solar imports (i.e., as a result of implementation of the Uyghur Forced Labor Protection Act) or disruptions in solar imports from key suppliers could impact project timelines and costs.

Critical Accounting Policies and Estimates
Preparation of the consolidated financial statements requires the application of accounting rules and guidance, as well as the use of estimates. Application of these policies involves judgments regarding future events, including the likelihood of success of particular projects, legal and regulatory challenges and anticipated recovery of costs. These judgments could materially impact the consolidated financial statements, based on varying assumptions. The financial and operating environment also may have a significant effect on the operation of the business and results reported. Items considered critical, in addition to the matter noted below, are included within the Xcel Energy Inc. Annual Report on Form 10-K for the year ended Dec. 31, 2022.
Loss Contingencies – Marshall Fire
The outcomes of legal proceedings and claims brought against Xcel Energy related to the Marshall Fire are subject to uncertainty. An estimated loss from a loss contingency such as a legal proceeding or claim is accrued if it is probable of being incurred and the amount of the loss can be reasonably estimated. Each reporting period we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. The process for evaluating any wildfire-related liabilities requires a series of complex judgments about past and future events. Factors such as the cause of the wildfire, the extent and magnitude of potential damages, and the status of investigations and legal proceedings are considered. See Note 10 accompanying the unaudited consolidated financial statements for additional information.

Environmental
Clean Air Act
Power Plant Greenhouse Gas Regulations — In May 2023, the EPA published proposed rules addressing control of CO2 emissions from the power sector. The rule proposed regulations for new natural gas generating units under Clean Air Act Section 111(b) and emission guidelines for existing coal and certain natural gas generation under Clean Air Action Section 111(d). The proposed rules create subcategories of coal units based on planned retirement date and subcategories of natural gas combustion turbines and combined cycle units based on utilization. The CO2 control requirements vary by subcategory. Until final rules are issued, it is not certain what the impact will be on Xcel Energy. Xcel Energy believes that the cost of these initiatives or replacement generation would be recoverable through rates based on prior state commission practices.
Coal Ash Regulation
In May 2023, the EPA published proposed rules to regulate legacy CCR surface impoundments at inactive facilities and previously exempt areas where CCR was placed directly on land at regulated CCR facilities under the CCR Rule for the first time. The proposed rule would subject these areas to the CCR Rule requirements, including groundwater monitoring, corrective action, closure, and post-closure care requirements, among other requirements, with several of the deadlines accelerated.
The EPA has committed to a May 2024 effective date for those new rules. It is also anticipated that the EPA may issue other CCR proposed rules in 2023 that further expand the scope of the CCR Rule. Until final rules are issued, it is not certain what the impact will be on Xcel Energy. Xcel Energy believes that the cost of these initiatives would be recoverable through rates based on prior state commission practices.
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
Xcel Energy provided comments related to both efforts described above through its regulatory coalitions. Final rules are expected in 2024. Costs are uncertain until a final rule is published.
The proposed rules could result in new obligations for investigation and cleanup. Xcel Energy is monitoring changes to state laws addressing PFAS. The impact of these proposed regulations is uncertain.
Effluent Limitation Guidelines
In March 2023, the EPA released a proposed rule under the Clean Water Act, setting forth proposed Effluent Limitations Guidelines and Standards for steam generating coal plants. This proposed rule establishes more stringent wastewater discharge standards for bottom ash transport water, flue-gas desulfurization wastewater, and combustion residuals leachate from steam electric power plants, particularly coal-fired power plants. Comments to the proposed regulations were submitted on May 30, 2023. The impact of these proposed regulations is uncertain until a final rule is published.

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
Fair value of net commodity trading contracts as of June 30, 2023:

	Futures / Forwards Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
NSP-Minnesota (a)	$(3)	$(3)	$(4)	$—	$(10)
NSP- Minnesota (b)	1	(7)	(3)	(2)	(11)
PSCo (a)	4	1	2	—	7
PSCo (b)	(32)	4	2	—	(26)
	$(30)	$(5)	$(3)	$(2)	$(40)

	Options Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
NSP-Minnesota (b)	$—	$—	$4	$11	$15
PSCo (b)	25	—	—	—	25
	$25	$—	$4	$11	$40
(a) Prices actively quoted or based on actively quoted prices.
(b) Prices based on models and other valuation methods.
Changes in the fair value of commodity trading contracts before the impacts of margin-sharing for the six months ended June 30:

(Millions of Dollars)	2023	2022
Fair value of commodity trading net contracts outstanding at Jan. 1	$(33)	$(33)
Contracts realized or settled during the period	—	6
Commodity trading contract additions and changes during the period	33	19
Fair value of commodity trading net contracts outstanding at June 30	$—	$(8)
A 10% increase and 10% decrease in forward market prices for Xcel Energy’s commodity trading contracts would have likewise increased and decreased pretax income from continuing operations, by approximately $5 million at June 30, 2023, and approximately $13 million at June 30, 2022. Market price movements can exceed 10% under abnormal circumstances.
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
The VaRs for the NSP-Minnesota and PSCo commodity trading operations, excluding both non-derivative transactions and derivative transactions designated as normal purchases and normal sales, calculated on a consolidated basis using a Monte Carlo simulation with a 95% confidence level and a one-day holding period, were as follows:

(Millions of Dollars)	Three Months Ended June 30	Average	High	Low
2023	$0.5	$0.5	$0.7	$0.3
2022	1.8	2.0	3.3	1.1
Nuclear Fuel Supply — NSP-Minnesota has contracted for its 2023, 2024 and 2025 enriched nuclear material requirements, which are in various stages of processing in Canada, Europe and the United States. NSP-Minnesota is scheduled to take delivery of approximately 26% of its average enriched nuclear material requirements from Russia through 2030. Given the evolving situation in Ukraine and its global impacts, NSP-Minnesota has entered into additional new contracts that cover potential supply interruptions of nuclear material from Russia.
Interest Rate Risk — Xcel Energy is subject to interest rate risk. Our risk management policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives.
A 100-basis point change in the benchmark rate on Xcel Energy’s variable rate debt would impact pretax interest expense annually by approximately $5 million and $2 million in June 30, 2023 and 2022, respectively.
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
At June 30, 2023, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $47 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $46 million. At June 30, 2022, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $86 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $73 million.
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

Liquidity and Capital Resources
Cash Flows
Operating Cash Flows

(Millions of Dollars)	Six Months Ended June 30
Cash provided by operating activities — 2022	$1,988

Components of change — 2023 vs. 2022
Lower net income	(2)
Non-cash transactions	(69)
Changes in working capital	253
Changes in net regulatory and other assets and liabilities	285
Cash provided by operating activities — 2023	$2,455
Net cash provided by operating activities increased $467 million for the six months ended June 30, 2023 compared with the prior year. The increase was primarily due to the impact of decreasing natural gas prices on customer receivables and accounts payable, as well as continued collections of deferred net natural gas, fuel and purchased energy costs.
Investing Cash Flows

(Millions of Dollars)	Six Months Ended June 30
Cash used in investing activities — 2022	$(2,055)

Components of change — 2023 vs. 2022
Increased capital expenditures	(559)
Other investing activities	(25)
Cash used in investing activities — 2023	$(2,639)
Net cash used in investing activities increased $584 million for the six months ended June 30, 2023 compared with the prior year. The increase in capital expenditures was largely due to continued system expansion.
Financing Cash Flows

(Millions of Dollars)	Six Months Ended June 30
Cash provided by financing activities — 2022	$236

Components of change — 2023 vs. 2022
Lower net short-term repayments	600
Lower net long-term debt proceeds	(375)
Lower proceeds from issuance of common stock	(76)
Other financing activities	(37)
Cash provided by financing activities — 2023	$348
Net cash provided by financing activities increased $112 million for the six months ended June 30, 2023 compared with the prior year. The increase was largely related to the amount/timing of debt issuances and repayments.
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
As of July 24, 2023, Xcel Energy Inc. and its utility subsidiaries had the following committed credit facilities available to meet liquidity needs:

(Millions of Dollars)	Credit Facility (a)	Drawn (b)	Available	Cash	Liquidity
Xcel Energy Inc.	$1,500	$368	$1,132	$2	$1,134
PSCo	700	29	671	2	673
NSP-Minnesota	700	15	685	7	692
SPS	500	96	404	1	405
NSP-Wisconsin	150	—	150	3	153
Total	$3,550	$508	$3,042	$15	$3,057
(a)Credit facilities expire in September 2027.
(b)Includes outstanding commercial paper and letters of credit.
Short-Term Debt — Xcel Energy Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS each have individual commercial paper programs. As of June 30, 2023, the authorized levels for these commercial paper programs are:
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
2023 Planned Financing Activity — During 2023, Xcel Energy plans to issue approximately $85 million of equity through the DRIP and benefit programs. In addition, we issued approximately $62 million of equity under the ATM program in the first half of 2023. Xcel Energy and its utility subsidiaries issued or plan to issue the following long-term debt:

Issuer	Security	Amount		Status	Tenor	Coupon
PSCo	First Mortgage Bonds	$850	million	Completed	30 Year	5.25%
NSP-Wisconsin	First Mortgage Bonds	125	million	Completed	30 Year	5.30
NSP-Minnesota	First Mortgage Bonds	800	million	Completed	30 Year	5.10
Xcel Energy	Unsecured Senior Notes	700	million	Third Quarter	N/A	N/A
SPS	First Mortgage Bonds	100	million	Third Quarter	N/A	N/A
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
•Constructive outcomes in all pending rate case and regulatory proceedings.
•Normal weather patterns for the remainder of the year.
•Weather-normalized retail electric sales are projected to increase ~1%.
•Weather-normalized retail firm natural gas sales are projected to be relatively flat.
•Capital rider revenue is projected to increase $40 million to $50 million (net of PTCs). The change from the previous estimate is largely due to a change in the projected levels of PTCs driven by a change in the PTC rate, which are offset in the ETR and largely earnings neutral.
•O&M expenses are projected to decline ~3%.
•Depreciation expense is projected to increase approximately $30 million to $40 million. The change from the previous estimate is largely due to longer depreciation lives approved in the Minnesota Electric Rate Case and other regulatory decisions, which are generally offset by lower revenue.
•Property taxes are projected to decrease $20 million to $30 million. The change from the previous estimate is largely due to regulatory decisions, which are generally offset by lower revenue.
•Interest expense (net of AFUDC - debt) is projected to increase $80 million to $90 million. The change from the previous estimate is largely due to regulatory decisions (generally offset by lower revenue) and lower than projected interest rates on recent bond issuances.
•AFUDC - equity is projected to increase $0 million to $10 million.
•ETR is projected to be ~(9%) to (11%). The change from the previous estimate is largely due to a change in the projected levels of PTCs and a change in the PTC rate, which are offset in the capital riders and fuel mechanisms and are largely earnings neutral.
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
As of June 30, 2023, based on an evaluation carried out under the supervision and with the participation of Xcel Energy’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that Xcel Energy’s disclosure controls and procedures were effective.
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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchaser:
For the quarter ended June 30, 2023, no equity securities that are registered by Xcel Energy Inc. pursuant to Section 12 of the Securities Exchange Act of 1934 were purchased by or on behalf of us or any of our affiliated purchasers.

ITEM 5 — OTHER INFORMATION
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2023.

ITEM 6 — EXHIBITS
* Indicates incorporation by reference

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation of Xcel Energy Inc., dated May 17, 2012	Xcel Energy Inc. Form 8-K dated May 16, 2012	3.01
3.02*	Bylaws of Xcel Energy Inc. as Amended on April 3, 2020	Xcel Energy Inc Form 8-K dated April 3, 2020	3.01
4.01*	Supplemental Trust Indenture dated as of May 1, 2023 between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as successor Trustee, creating $800 million aggregate principal amount of 5.10% First Mortgage Bonds, Series due May 15, 2053	NSP-Minnesota Form 8-K dated May 8, 2023	4.01
4.02*	Supplemental Indenture dated as of May 10, 2023 between NSP-Wisconsin and U.S. Bank Trust Company, National Association, as successor Trustee, creating 5.30% First Mortgage Bonds, Series due June 15, 2053	NSP-Wisconsin Form 8-K dated May 10, 2023	4.01
10.01	Summary of Non-Employee Director Compensation, effective as of May 24, 2023
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XCEL ENERGY INC.

7/27/2023	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)