Form 10-Q
period 2023-09-30
XCEL ENERGY INC
filed 2023-10-27
CIK 72903

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2023
Common Stock, $2.50 par value	551,816,319 shares

This Form 10-Q is filed by Xcel Energy Inc. Additional information is available in various filings with the SEC. This report should be read in its entirety.

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
e prime	e prime inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
WYCO	WYCO Development, LLC
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
CPUC	Colorado Public Utilities Commission
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
DOC	Minnesota Department of Commerce
DOE	United States Department of Energy
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
MPUC	Minnesota Public Utilities Commission
NMPRC	New Mexico Public Regulation Commission
NRC	Nuclear Regulatory Commission
OAG	Minnesota Office of Attorney General
PSCW	Public Service Commission of Wisconsin
PUCT	Public Utility Commission of Texas
SEC	Securities and Exchange Commission
SDPUC	South Dakota Public Utilities Commission

Electric, Purchased Gas and Resource Adjustment Clauses
ECA	Retail electric commodity adjustment

Other
AFUDC	Allowance for funds used during construction
ALJ	Administrative Law Judge
ATM	At-the-market
BART	Best available retrofit technology
C&I	Commercial and Industrial
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by EPA regulating the management, storage and disposal of CCRs as a nonhazardous waste

CDD	Cooling degree-days
CEO	Chief executive officer
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CFO	Chief financial officer
CORE	CORE Electric Cooperative
CSPV	Crystalline Silicon Photovoltaic
DRIP	Dividend Reinvestment and Stock Purchase Program
EPS	Earnings per share
ETR	Effective tax rate
FTR	Financial transmission right
GAAP	United States generally accepted accounting principles
GE	General Electric Company
HDD	Heating degree-days
IPP	Independent power producing entity
IRP	Integrated Resource Plan
JTIQ	Joint Target Interconnection Queue
LLC	Limited liability company
LP&L	Lubbock Power and Light
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
NAV	Net asset value
NOx	Nitrogen Oxides
O&M	Operating and maintenance
OATT	Open Access Transmission Tariff
PFAS	Per- and Polyfluoroalkyl Substances
PPA	Power purchase agreement
PTC	Production tax credit
RFP	Request for proposal
ROE	Return on equity
RTO	Regional Transmission Organization
SMMPA	Southern Minnesota Municipal Power Agency
SPP	Southwest Power Pool, Inc.
TCA	Transmission cost adjustment
THI	Temperature-humidity index
TOs	Transmission owners
UCA	Colorado Office of the Utility Consumer Advocate
VaR	Value at Risk

Measurements
MW	Megawatts

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to 2023 and 2024 EPS guidance, long-term EPS and dividend growth rate objectives, future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, and expected impact on our results of operations, financial condition and cash flows of resettlement calculations and credit losses relating to certain energy transactions, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed in Xcel Energy’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2022 and subsequent filings with the SEC, could cause actual results to differ materially from management expectations as suggested by such forward-looking information: operational safety, including our nuclear generation facilities and other utility operations; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee workforce and third-party contractor factors; violations of our Codes of Conduct; our ability to recover costs and our subsidiaries’ ability to recover costs from customers; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of Xcel Energy Inc. and its subsidiaries to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; our subsidiaries’ ability to make dividend payments; tax laws; uncertainty regarding epidemics, the duration and magnitude of business restrictions including shutdowns (domestically and globally), the potential impact on the workforce, including shortages of employees or third-party contractors due to quarantine policies, vaccination requirements or government restrictions, impacts on the transportation of goods and the generalized impact on the economy; effects of geopolitical events, including war and acts of terrorism; cybersecurity threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather events; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties and wildfire damages in excess of liability insurance coverage; regulatory changes and/or limitations related to the use of natural gas as an energy source; challenging labor market conditions and our ability to attract and retain a qualified workforce; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions, except per share data)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2023	2022	2023	2022
Operating revenues
Electric	$3,387	$3,699	$8,751	$9,255
Natural gas	245	357	1,926	1,923
Other	30	26	87	79
Total operating revenues	3,662	4,082	10,764	11,257

Operating expenses
Electric fuel and purchased power	1,181	1,497	3,328	3,772
Cost of natural gas sold and transported	70	173	1,084	1,134
Cost of sales — other	14	11	37	32
Operating and maintenance expenses	586	611	1,864	1,827
Conservation and demand side management expenses	76	86	215	259
Depreciation and amortization	618	607	1,807	1,807
Taxes (other than income taxes)	168	173	489	523
Loss on Comanche Unit 3 litigation	34	—	34	—
Total operating expenses	2,747	3,158	8,858	9,354

Operating income	915	924	1,906	1,903

Other income (expense), net	3	(15)	19	(20)
Earnings from equity method investments	7	1	27	27
Allowance for funds used during construction — equity	26	20	63	53

Interest charges and financing costs
Interest charges — includes other financing costs of $8, $8, $24 and $24, respectively	269	244	790	705
Allowance for funds used during construction — debt	(14)	(7)	(36)	(19)
Total interest charges and financing costs	255	237	754	686

Income before income taxes	696	693	1,261	1,277
Income tax expense (benefit)	40	44	(101)	(80)
Net income	$656	$649	$1,362	$1,357

Weighted average common shares outstanding:
Basic	552	548	551	546
Diluted	552	548	552	546

Earnings per average common share:
Basic	$1.19	$1.19	$2.47	$2.48
Diluted	1.19	1.18	2.47	2.48

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2023	2022	2023	2022
Net income	$656	$649	$1,362	$1,357
Other comprehensive income
Pension and retiree medical benefits:
Net pension and retiree medical losses arising during the period, net of tax of $—, $4, $— and $4, respectively	—	10	—	11
Reclassifications of loss to net income, net of tax of $—, $—, $— and $1, respectively	—	1	1	2
Derivative instruments:
Net fair value increase, net of tax of $1, $—, $4 and $6, respectively	3	—	11	15
Reclassification of losses to net income, net of tax of $—, $—, $1 and $1, respectively	1	1	3	4

Total other comprehensive income	4	12	15	32
Total comprehensive income	$660	$661	$1,377	$1,389

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Nine Months Ended Sept. 30
	2023	2022
Operating activities
Net income	$1,362	$1,357
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,824	1,821
Nuclear fuel amortization	84	91
Deferred income taxes	(173)	(85)
Allowance for equity funds used during construction	(63)	(53)
Earnings from equity method investments	(27)	(27)
Dividends from equity method investments	26	30
Provision for bad debts	58	41
Share-based compensation expense	17	19
Changes in operating assets and liabilities:
Accounts receivable	95	(221)
Accrued unbilled revenues	375	69
Inventories	73	(272)
Other current assets	104	13
Accounts payable	(226)	152
Net regulatory assets and liabilities	771	239
Other current liabilities	183	51
Pension and other employee benefit obligations	(35)	(59)
Other, net	(95)	1
Net cash provided by operating activities	4,353	3,167

Investing activities
Capital/construction expenditures	(4,240)	(3,325)
Purchase of investment securities	(704)	(1,055)
Proceeds from the sale of investment securities	678	1,029
Other, net	(26)	30
Net cash used in investing activities	(4,292)	(3,321)

Financing activities
Repayments of short-term borrowings, net	(813)	(847)
Proceeds from issuances of long-term debt	2,631	2,164
Repayments of long-term debt, including reacquisition premiums	(651)	(600)
Proceeds from issuance of common stock	83	156
Dividends paid	(814)	(754)
Other, net	(14)	(14)
Net cash provided by financing activities	422	105

Net change in cash, cash equivalents and restricted cash	483	(49)
Cash, cash equivalents and restricted cash at beginning of period	111	166
Cash, cash equivalents and restricted cash at end of period	$594	$117

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(652)	$(628)
Cash paid for income taxes, net	(68)	(16)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$409	$393
Inventory transfers to property, plant and equipment	42	34
Operating lease right-of-use assets	73	17
Allowance for equity funds used during construction	63	53
Issuance of common stock for reinvested dividends and/or equity awards	46	40

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data

	Sept. 30, 2023	Dec. 31, 2022
Assets
Current assets
Cash and cash equivalents	$594	$111
Accounts receivable, net	1,220	1,373
Accrued unbilled revenues	731	1,105
Inventories	688	803
Regulatory assets	695	1,059
Derivative instruments	146	279
Prepaid taxes	71	54
Prepayments and other	257	360
Total current assets	4,402	5,144

Property, plant and equipment, net	50,613	48,253

Other assets
Nuclear decommissioning fund and other investments	3,393	3,234
Regulatory assets	2,757	2,871
Derivative instruments	72	93
Operating lease right-of-use assets	1,114	1,204
Other	519	389
Total other assets	7,855	7,791
Total assets	$62,870	$61,188

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$1,051	$1,151
Short-term debt	—	813
Accounts payable	1,445	1,804
Regulatory liabilities	462	418
Taxes accrued	541	569
Accrued interest	288	217
Dividends payable	287	268
Derivative instruments	59	76
Operating lease liabilities	231	217
Other	709	545
Total current liabilities	5,073	6,078

Deferred credits and other liabilities
Deferred income taxes	4,702	4,756
Deferred investment tax credits	45	48
Regulatory liabilities	5,809	5,569
Asset retirement obligations	3,332	3,380
Derivative instruments	83	113
Customer advances	173	181
Pension and employee benefit obligations	355	390
Operating lease liabilities	930	1,038
Other	149	147
Total deferred credits and other liabilities	15,578	15,622

Commitments and contingencies
Capitalization
Long-term debt	24,910	22,813
Common stock — 1,000,000,000 shares authorized of $2.50 par value; 551,662,803 and 549,578,018 shares outstanding at Sept. 30, 2023 and December 31, 2022, respectively	1,379	1,374
Additional paid in capital	8,269	8,155
Retained earnings	7,739	7,239
Accumulated other comprehensive loss	(78)	(93)
Total common stockholders’ equity	17,309	16,675
Total liabilities and equity	$62,870	$61,188

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)
(amounts in millions, except per share data; shares in actual amounts)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholders' Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended Sept. 30, 2023 and 2022
Balance at June 30, 2022	546,807,793	$1,367	$7,960	$6,747	$(103)	$15,971
Net income				649		649
Other comprehensive income					12	12
Dividends declared on common stock ($0.4875 per share)				(267)		(267)
Issuances of common stock	198,283	1	13			14
Share-based compensation			6	(1)		5
Balance at Sept. 30, 2022	547,006,076	$1,368	$7,979	$7,128	$(91)	$16,384

Balance at June 30, 2023	551,375,255	$1,378	$8,247	$7,371	$(82)	$16,914
Net income				656		656
Other comprehensive income					4	4
Dividends declared on common stock ($0.52 per share)				(287)		(287)
Issuances of common stock	287,548	1	17			18
Share-based compensation			5	(1)		4
Balance at Sept. 30, 2023	551,662,803	$1,379	$8,269	$7,739	$(78)	$17,309

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholders' Equity
	Shares	Par Value	Additional Paid In Capital
Nine Months Ended Sept. 30, 2023 and 2022
Balance at Dec. 31, 2021	544,025,269	$1,360	$7,803	$6,572	$(123)	$15,612
Net income				1,357		1,357
Other comprehensive income					32	32
Dividends declared on common stock ($1.4625 per share)				(798)		(798)
Issuances of common stock	2,980,807	8	177			185
Share-based compensation			(1)	(3)		(4)
Balance at Sept. 30, 2022	547,006,076	$1,368	$7,979	$7,128	$(91)	$16,384

Balance at Dec. 31, 2022	549,578,018	$1,374	$8,155	$7,239	$(93)	$16,675
Net income				1,362		1,362
Other comprehensive income					15	15
Dividends declared on common stock ($1.56 per share)				(859)		(859)
Issuances of common stock	2,084,785	5	108			113
Share-based compensation			6	(3)		3
Balance at Sept. 30, 2023	551,662,803	$1,379	$8,269	$7,739	$(78)	$17,309

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of Xcel Energy as of Sept. 30, 2023 and Dec. 31, 2022; the results of Xcel Energy’s operations, including the components of net income, comprehensive income, and changes in stockholders’ equity for the three and nine months ended Sept. 30, 2023 and 2022; and Xcel Energy’s cash flows for the nine months ended Sept. 30, 2023 and 2022.
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

3. Selected Balance Sheet Data

(Millions of Dollars)	Sept. 30, 2023	Dec. 31, 2022
Accounts receivable, net
Accounts receivable	$1,347	$1,495
Less allowance for bad debts	(127)	(122)
Accounts receivable, net	$1,220	$1,373

(Millions of Dollars)	Sept. 30, 2023	Dec. 31, 2022
Inventories
Materials and supplies	$368	$330
Fuel	193	201
Natural gas	127	272
Total inventories	$688	$803

(Millions of Dollars)	Sept. 30, 2023	Dec. 31, 2022
Property, plant and equipment, net
Electric plant	$51,377	$49,639
Natural gas plant	9,005	8,514
Common and other property	3,227	2,970
Plant to be retired (a)	2,109	2,217
Construction work in progress	2,951	2,124
Total property, plant and equipment	68,669	65,464
Less accumulated depreciation	(18,363)	(17,502)
Nuclear fuel	3,282	3,183
Less accumulated amortization	(2,975)	(2,892)
Property, plant and equipment, net	$50,613	$48,253
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
Commercial paper and term loan borrowings outstanding for Xcel Energy:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2023	Year Ended Dec. 31, 2022
Borrowing limit	$3,550	$3,550
Amount outstanding at period end	—	813
Average amount outstanding	190	552
Maximum amount outstanding	613	1,357
Weighted average interest rate, computed on a daily basis	5.35%	1.47%
Weighted average interest rate at period end	N/A	4.66
Letters of Credit — Xcel Energy Inc. and its utility subsidiaries use letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. There were $46 million and $43 million of letters of credit outstanding under the credit facilities at both Sept. 30, 2023 and Dec. 31, 2022. Amounts approximate their fair value and are subject to fees.
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

As of Sept. 30, 2023, Xcel Energy Inc. and its utility subsidiaries had the following committed revolving credit facilities available:

(Millions of Dollars)	Credit Facility (a)	Drawn (b)	Available
Xcel Energy Inc.	$1,500	$—	$1,500
PSCo	700	29	671
NSP-Minnesota	700	15	685
SPS	500	2	498
NSP-Wisconsin	150	—	150
Total	$3,550	$46	$3,504
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
As of Sept. 30, 2023, NSP-Minnesota had $56 million of outstanding letters of credit under the $75 million bilateral credit agreement.
Long-Term Borrowings and Other Financing Instruments
During the nine months ended Sept. 30, 2023, Xcel Energy Inc. and its utility subsidiaries issued the following:
•Xcel Energy Inc. issued $800 million of 5.45% Senior Notes due August 15, 2033.
•PSCo issued $850 million of 5.25% first mortgage bonds due April 1, 2053.
•NSP-Minnesota issued $800 million of 5.10% first mortgage bonds due May 15, 2053.
•NSP-Wisconsin issued $125 million of 5.30% first mortgage bonds due June 15, 2053.
•SPS issued $100 million of 6.00% first mortgage bonds due September 15, 2053.
ATM Equity Offering — In November 2021, Xcel Energy Inc. filed a prospectus supplement under which it may sell up to $800 million of its common stock through an ATM program. In 2021, 5.33 million shares were issued (approximately $350 million in net proceeds and $3 million in transaction fees paid). In 2022, 4.30 million shares of common stock were issued (approximately $300 million in net proceeds and $3 million in transaction fees paid). In the nine months ended Sept. 30, 2023, 0.9 million shares were issued (approximately $62 million in net proceeds and $1 million in transaction fees paid). No shares were issued under the ATM program during the quarter ended Sept. 30, 2023. As of Sept. 30, 2023, approximately $88 million remained available for sale under the ATM program. Xcel Energy Inc. plans to file a new ATM program in 2023.
Equity through DRIP and Benefits Program — Xcel Energy issued $78 million and $59 million of equity through the DRIP and benefits programs during the nine months ended Sept. 30, 2023 and 2022, respectively. The programs allow shareholders to reinvest their dividends directly in Xcel Energy Inc. common stock.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. Xcel Energy’s operating revenues consisted of the following:

	Three Months Ended Sept. 30, 2023
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,086	$125	$16	$1,227
C&I	1,657	75	7	1,739
Other	42	—	3	45
Total retail	2,785	200	26	3,011
Wholesale	244	—	—	244
Transmission	178	—	—	178
Other	9	33	—	42
Total revenue from contracts with customers	3,216	233	26	3,475
Alternative revenue and other	171	12	4	187
Total revenues	$3,387	$245	$30	$3,662

	Three Months Ended Sept. 30, 2022
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,109	$181	$15	$1,305
C&I	1,734	116	6	1,856
Other	42	—	2	44
Total retail	2,885	297	23	3,205
Wholesale	450	—	—	450
Transmission	210	—	—	210
Other	20	43	—	63
Total revenue from contracts with customers	3,565	340	23	3,928
Alternative revenue and other	134	17	3	154
Total revenues	$3,699	$357	$26	$4,082

	Nine Months Ended Sept. 30, 2023
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$2,708	$1,130	$44	$3,882
C&I	4,347	622	27	4,996
Other	115	—	5	120
Total retail	7,170	1,752	76	8,998
Wholesale	642	—	—	642
Transmission	498	—	—	498
Other	22	113	—	135
Total revenue from contracts with customers	8,332	1,865	76	10,273
Alternative revenue and other	419	61	11	491
Total revenues	$8,751	$1,926	$87	$10,764

	Nine Months Ended Sept. 30, 2022
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$2,723	$1,100	$30	$3,853
C&I	4,385	636	15	5,036
Other	111	—	25	136
Total retail	7,219	1,736	70	9,025
Wholesale	1,027	—	—	1,027
Transmission	518	—	—	518
Other	55	125	—	180
Total revenue from contracts with customers	8,819	1,861	70	10,750
Alternative revenue and other	436	62	9	507
Total revenues	$9,255	$1,923	$79	$11,257

6. Income Taxes
Reconciliation between the statutory rate and ETR:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2023	2022	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%	21.0%
State tax (net of federal tax effect)	5.0	4.9	4.9	4.9
(Decreases) increases:
Wind PTCs (a)	(13.8)	(12.3)	(27.3)	(25.2)
Plant regulatory differences (b)	(5.3)	(5.8)	(5.5)	(5.5)
Other tax credits, net operating loss & tax credits allowances	(1.1)	(1.2)	(1.2)	(1.4)
Other (net)	(0.1)	(0.3)	0.1	(0.1)
Effective income tax rate	5.7%	6.3%	(8.0)%	(6.3)%
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
•Liability awards subject to a performance condition; any portions settled in shares are included in common shares outstanding upon settlement.
Common shares outstanding used in the basic and diluted EPS computation:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(Shares in Millions)	2023	2022	2023	2022
Basic	552	548	551	546
Diluted (a)	552	548	552	546
(a)Diluted common shares outstanding included common stock equivalents of 0.3 million for the three months ended Sept. 30, 2023 and 2022. Diluted common shares outstanding included common stock equivalents of 0.2 million and 0.3 million for the nine months ended Sept. 30, 2023 and 2022, respectively.

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
Unrealized gains for the nuclear decommissioning fund were $1.1 billion and $1 billion as of Sept. 30, 2023 and Dec. 31, 2022, respectively, and unrealized losses were $86 million and $90 million as of Sept. 30, 2023 and Dec. 31, 2022, respectively.
Non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund:

	Sept. 30, 2023
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$27	$27	$—	$—	$—	$27
Commingled funds	731	—	—	—	1,059	1,059
Debt securities	782	—	719	7	—	726
Equity securities	509	1,200	2	—	—	1,202
Total	$2,049	$1,227	$721	$7	$1,059	$3,014
(a)Reported in nuclear decommissioning fund and other investments on the consolidated balance sheets, which also includes $244 million of equity method investments and $135 million of rabbi trust assets and other miscellaneous investments.

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
Contractual maturity dates of debt securities in the nuclear decommissioning fund as of Sept. 30, 2023:

	Final Contractual Maturity
(Millions of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Debt securities	$10	$236	$257	$223	$726
Rabbi Trusts
Xcel Energy has established rabbi trusts to provide partial funding for future distributions of a deferred compensation plan. The fair value of assets held in the rabbi trusts were $81 million and $80 million at Sept. 30, 2023 and Dec. 31, 2022, respectively, comprised of cash equivalents and mutual funds (level 1 valuation methods). Amounts are reported in nuclear decommissioning fund and other investments on the consolidated balance sheet.
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
As of Sept. 30, 2023, accumulated other comprehensive loss related to interest rate derivatives included $1 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of Sept. 30, 2023, Xcel Energy had no unsettled interest swaps outstanding.
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
The most significant derivative positions outstanding at Sept. 30, 2023 and Dec. 31, 2022 for this purpose relate to FTR instruments administered by MISO and SPP. These instruments are intended to offset the impacts of transmission system congestion.
When Xcel Energy enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers, the instruments are not typically designated as qualifying hedging transactions. The classification of unrealized losses or gains on these instruments as a regulatory asset or liability, if applicable, is based on approved regulatory recovery mechanisms.
As of Sept. 30, 2023, Xcel Energy had no commodity contracts designated as cash flow hedges.
Gross notional amounts of commodity forwards, options and FTRs:

(Amounts in Millions) (a)(b)	Sept. 30, 2023	Dec. 31, 2022
Megawatt hours of electricity	68	61
Million British thermal units of natural gas	105	131
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
As of Sept. 30, 2023, six of Xcel Energy’s ten most significant counterparties for these activities, comprising $62 million, or 31%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings.
Three of the ten most significant counterparties, comprising $60 million, or 29%, of this credit exposure, were not rated by these external ratings agencies, but based on Xcel Energy’s internal analysis, had credit quality consistent with investment grade.
One of these significant counterparties, comprising $44 million, or 22%, of this credit exposure, had credit quality less than investment grade, based on internal analysis. Seven of these significant counterparties are municipal or cooperative electric entities, RTOs or other utilities.
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
As of Sept. 30, 2023 and Dec. 31, 2022, there were $10 million and $4 million, respectively, of derivative liabilities with such underlying contract provisions, respectively.
Certain contracts also contain cross default provisions that may require the posting of collateral or settlement of the contracts if there was a failure under other financing arrangements related to payment terms or other covenants.
As of Sept. 30, 2023 and Dec. 31, 2022, there were approximately $77 million and $76 million of derivative liabilities with such underlying contract provisions, respectively.
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

Recurring Derivative Fair Value Measurements
Impact of derivative activity:

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory Assets and Liabilities
Three Months Ended Sept. 30, 2023
Derivatives designated as cash flow hedges:
Interest rate	$4	$—
Total	$4	$—
Other derivative instruments:
Electric commodity	$—	$(23)
Natural gas commodity	—	(5)
Total	$—	$(28)

Nine Months Ended Sept. 30, 2023
Derivatives designated as cash flow hedges:
Interest rate	$15	$—
Total	$15	$—
Other derivative instruments:
Electric commodity	$—	$(134)
Natural gas commodity	—	(1)
Total	$—	$(135)

Three Months Ended Sept. 30, 2022
Derivatives designated as cash flow hedges:
Other derivative instruments:
Electric commodity	$—	$6
Natural gas commodity	—	(6)
Total	$—	$—

Nine Months Ended Sept. 30, 2022
Derivatives designated as cash flow hedges:
Interest rate	$21	$—
Total	$21	$—
Other derivative instruments:
Electric commodity	$—	$106
Natural gas commodity	—	(3)
Total	$—	$103

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and Liabilities
Three Months Ended Sept. 30, 2023
Derivatives designated as cash flow hedges:
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments:
Electric commodity	—		15	(b)	—
Total	$—		$15		$—

Nine Months Ended Sept. 30, 2023
Derivatives designated as cash flow hedges:
Interest rate	$4	(a)	$—		$—
Total	$4		$—		$—
Other derivative instruments:
Commodity trading	$—		$—		$(6)	(c)
Electric commodity	—		109	(b)	—
Natural gas commodity	—		11	(d)	(19)	(d)(e)
Total	$—		$120		$(25)

Three Months Ended Sept. 30, 2022
Derivatives designated as cash flow hedges:
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments:
Commodity trading	$—		$—		$13	(c)
Electric commodity	—		6	(b)	—
Total	$—		$6		$13

Nine Months Ended Sept. 30, 2022
Derivatives designated as cash flow hedges:
Interest rate	$5	(a)	$—		$—
Total	$5		$—		$—
Other derivative instruments:
Commodity trading	$—		$—		$21	(c)
Electric commodity	—		(31)	(b)	—
Natural gas commodity	—		4	(d)	(17)	(d)(e)
Total	$—		$(27)		$4
(a)Recorded to interest charges.
(b)Recorded to electric fuel and purchased power. These derivative settlement gains and losses are shared with electric customers through fuel and purchased energy cost-recovery mechanisms, and reclassified out of income as regulatory assets or liabilities, as appropriate. FTR settlements are shared with customers and do not have a material impact on net income. Presented amounts reflect changes in fair value between auction and settlement dates, but exclude the original auction fair value.
(c)Recorded to electric revenues. Presented amounts do not reflect non-derivative transactions or margin sharing with customers.
(d)Recorded to cost of natural gas sold and transported. These losses are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset, as appropriate.
(e)Relates primarily to option premium amortization.
Xcel Energy had no derivative instruments designated as fair value hedges during the nine months ended Sept. 30, 2023 and 2022.

Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	Sept. 30, 2023						Dec. 31, 2022
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$8	$80	$39	$127	$(86)	$41	$32	$259	$33	$324	$(242)	$82
Electric commodity	—	—	99	99	(4)	95	—	—	177	177	(2)	175
Natural gas commodity	—	7	—	7	—	7	—	19	—	19	—	19
Total current derivative assets	$8	$87	$138	$233	$(90)	143	$32	$278	$210	$520	$(244)	276
PPAs (b)						3						3
Current derivative instruments						$146						$279
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$18	$36	$57	$111	$(40)	$71	$34	$71	$74	$179	$(89)	$90
Total noncurrent derivative assets	$18	$36	$57	$111	$(40)	71	$34	$71	$74	$179	$(89)	90
PPAs (b)						1						3
Noncurrent derivative instruments						$72						$93

	Sept. 30, 2023						Dec. 31, 2022
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Derivatives designated as cash flow hedges:
Interest rate	$—	$—	$—	$—	$—	$—	$—	$1	$—	$1	$—	$1
Other derivative instruments:
Commodity trading	$8	$117	$7	$132	$(90)	$42	$29	$297	$6	$332	$(287)	$45
Electric commodity	—	—	4	4	(4)	—	—	—	2	2	(2)	—
Natural gas commodity	—	—	—	—	—	—	—	13	—	13	—	13
Total current derivative liabilities	$8	$117	$11	$136	$(94)	42	$29	$311	$8	$348	$(289)	59
PPAs (b)						17						17
Current derivative instruments						$59						$76
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$22	$41	$42	$105	$(46)	$59	$43	$97	$41	$181	$(98)	$83
Total noncurrent derivative liabilities	$22	$41	$42	$105	$(46)	59	$43	$97	$41	$181	$(98)	83
PPAs (b)						24						30
Noncurrent derivative instruments						$83						$113
(a)Xcel Energy nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement. At Sept. 30, 2023 and Dec. 31, 2022, derivative assets and liabilities include no obligations to return cash collateral. At Sept. 30, 2023 and Dec. 31, 2022, derivative assets and liabilities include rights to reclaim cash collateral of $12 million and $53 million, respectively. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)Xcel Energy currently applies the normal purchase exception to qualifying PPAs. Balance relates to specific contracts that were previously recognized at fair value prior to applying the normal purchase exception, and are being amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Changes in Level 3 commodity derivatives:

	Three Months Ended Sept. 30
(Millions of Dollars)	2023	2022
Balance at July 1	$209	$485
Purchases (a)	1	4
Settlements (a)	(50)	(106)
Net transactions recorded during the period:
Gains recognized in earnings (b)	18	16
Net (losses) gains recognized as regulatory assets and liabilities (a)	(36)	3
Balance at Sept. 30	$142	$402

	Nine Months Ended Sept. 30
(Millions of Dollars)	2023	2022
Balance at Jan. 1	$236	$19
Purchases (a)	173	398
Settlements (a)	(126)	(286)
Net transactions recorded during the period:
Gains recognized in earnings (b)	16	136
Net (losses) gains recognized as regulatory assets and liabilities (a)	(157)	135
Balance at Sept. 30	$142	$402
(a)Relates primarily to NSP-Minnesota and SPS FTR instruments administered by MISO and SPP.
(b)Relates to commodity trading and is subject to substantial offsetting losses and gains on derivative instruments categorized as levels 1 and 2 in the income statement. See above tables for the income statement impact of derivative activity, including commodity trading gains and losses.
Fair Value of Long-Term Debt
As of Sept. 30, 2023, other financial instruments for which the carrying amount did not equal fair value:

	Sept. 30, 2023		Dec. 31, 2022
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$25,961	$21,484	$23,964	$20,897
Fair value of Xcel Energy’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Sept. 30, 2023 and Dec. 31, 2022, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

9. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended Sept. 30
	2023	2022	2023	2022
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$18	$24	$—	$—
Interest cost (a)	39	28	6	3
Expected return on plan assets (a)	(52)	(52)	(4)	(4)
Amortization of prior service credit (a)	—	—	—	(2)
Amortization of net loss (a)	6	19	—	1
Settlement charge (b)	—	55	—	—
Net periodic benefit cost (credit)	11	74	2	(2)
Effects of regulation	11	(37)	—	1
Net benefit cost (credit) recognized for financial reporting	$22	$37	$2	$(1)

	Nine Months Ended Sept. 30
	2023	2022	2023	2022
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$55	$73	$1	$1
Interest cost (a)	119	83	17	11
Expected return on plan assets (a)	(157)	(156)	(13)	(13)
Amortization of prior service credit (a)	(1)	(1)	(1)	(5)
Amortization of net loss (a)	17	56	1	2
Settlement charge (b)	—	54	—	—
Net periodic benefit cost (credit)	33	109	5	(4)
Effects of regulation	25	(30)	—	2
Net benefit cost (credit) recognized for financial reporting	$58	$79	$5	$(2)
(a)The components of net periodic cost other than the service cost component are included in the line item “Other income, net” in the consolidated statements of income or capitalized on the consolidated balance sheets as a regulatory asset.
(b)A settlement charge is required when the amount of lump-sum distributions during the year is greater than the sum of the service and interest cost components of the annual net periodic pension cost. In the third quarter of 2022, as a result of lump-sum distributions during the 2022 plan year, Xcel Energy recorded a pension settlement charge of $55 million, the majority of which were not recognized in earnings due to the effects of regulation. A total of $7 million of those amounts were recorded in other expense in the third quarter of 2022.
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
Comanche Unit 3 Litigation — In 2021, CORE filed a lawsuit in Denver County District Court, alleging PSCo breached ownership agreement terms by failing to operate Comanche Unit 3 in accordance with prudent utility practices. In April 2022, CORE filed a supplement to include damages related to a 2022 outage. Also in 2022, CORE sent notice of withdrawal from the ownership agreement based on the same alleged breaches.
In February 2023, the court granted PSCo’s motion precluding CORE from seeking damages related to its withdrawal as part of the lawsuit. In September 2023, the court denied PSCo’s motion for summary judgment on other categories of damages and allowed CORE to seek approximately $253 million at trial (before interest), including an alleged $187 million reduction in the value of CORE’s ownership interest in the Comanche 3 facility and $60 million of alleged lost power costs.
On Oct. 25, 2023, the jury awarded CORE lost power damages of $26 million. PSCo recognized $34 million for the verdict in the third quarter of 2023, including estimated interest and other costs. PSCo intends to file an appeal of this decision.
Marshall Wildfire Litigation — In December 2021, a wildfire ignited in Boulder County, Colorado (the “Marshall Fire”), which burned over 6,000 acres and destroyed or damaged over 1,000 structures. On June 8, 2023, the Boulder County Sheriff’s Office released its Marshall Fire Investigative Summary and Review and its supporting documents (the “Sheriff’s Report”). According to an October 2022 statement from the Colorado Insurance Commissioner, the Marshall Fire is estimated to have caused more than $2 billion in property losses.
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
As of Oct. 24, 2023, PSCo is aware of 14 complaints, certain of which have also named Xcel Energy Inc. as a defendant, on behalf of at least 675 plaintiffs relating to the Marshall Fire and expects that it may receive further complaints. The complaints generally allege that PSCo’s equipment ignited the Marshall Fire and assert various causes of action under Colorado law, including negligence, premises liability, trespass, nuisance, and inverse condemnation. In September 2023, the Boulder County District Court Judge consolidated eight lawsuits that were pending at that time into a single action for pretrial purposes and has subsequently consolidated additional lawsuits that have been filed.
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
Under Colorado law, in a civil action other than a medical malpractice action, the total award for noneconomic loss is capped at $0.6 million per defendant for claims that accrued at the time of the Marshall Fire unless the court finds justification to exceed that amount by clear and convincing evidence, in which case the maximum doubles. Colorado law does not impose joint and several liability in tort actions. Instead, under Colorado law, a defendant is liable for the degree or percentage of the negligence or fault attributable to that defendant, except where the defendant conspired with another defendant. A jury’s verdict in a Colorado civil case must be unanimous.

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
In July 2022, the MPUC referred the matter to the Office of Administrative Hearings to conduct a contested case on the prudence of the replacement power costs incurred by NSP-Minnesota. In June 2023, NSP-Minnesota and the DOC filed direct testimony. In September 2023, NSP-Minnesota, the DOC and the Office of the Attorney General filed rebuttal testimony. The DOC updated its recommendation to $56 million. A final decision by the MPUC is expected in mid-2024. A loss related to this matter is deemed remote.
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
In 2019, the FERC reversed its decision and ordered SPP to refund charges retroactively collected from its transmission customers, including SPS, related to periods before September 2015. Refunds received by SPS are expected to be given back to SPS customers through future rates. An appeal is now pending at the Eighth Circuit, in which a group of entities is challenging FERC’s decision to order refunds for these charges. SPS has intervened in that appellate proceeding in support of FERC.
In 2017, SPS filed a separate related complaint asserting SPP assessed upgrade charges to SPS in violation of the SPP OATT. In 2018, the FERC issued an order denying the SPS complaint. SPS filed a request for rehearing in 2018. The FERC subsequently issued a tolling order granting a rehearing for further consideration. If SPS’ complaint results in additional charges or refunds, SPS will seek to recover or refund the amount through future SPS customer rates. In 2020, SPS filed a petition for review of the FERC’s 2018 orders at the D.C. Circuit. In February 2022, FERC issued an order rejecting SPS’ request for hearing. In August 2023, the D.C. Circuit issued a decision upholding these decisions by FERC.
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
Regional Haze Rules — The EPA has proposed rules addressing Regional Haze compliance in Texas, which address requirements for reasonable progress at Tolk and BART at Harrington. As proposed, these rules would not require additional controls at either facility, in part due to the conversion of Harrington to gas in 2025 and the planned retirement of Tolk. These rules will be monitored until final versions are published.
Leases
Xcel Energy evaluates contracts that may contain leases, including PPAs and arrangements for the use of office space and other facilities, vehicles and equipment. A contract contains a lease if it conveys the exclusive right to control the use of a specific asset.
Components of lease expense:

	Three Months Ended Sept. 30
(Millions of Dollars)	2023	2022
Operating leases
PPA capacity payments	$61	$59
Other operating leases (a)	11	8
Total operating lease expense (b)	$72	$67
Finance leases
Amortization of ROU assets	$1	$1
Interest expense on lease liability	4	4
Total finance lease expense	$5	$5
(a)Includes short-term lease expense of $1 million for both 2023 and 2022.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.

	Nine Months Ended Sept. 30
(Millions of Dollars)	2023	2022
Operating leases
PPA capacity payments	$182	$182
Other operating leases (a)	35	28
Total operating lease expense (b)	$217	$210
Finance leases
Amortization of ROU assets	$2	$3
Interest expense on lease liability	12	12
Total finance lease expense	$14	$15
(a)Includes short-term lease expense of $6 million and $4 million for 2023 and 2022, respectively.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.
Commitments under operating and finance leases as of Sept. 30, 2023:

(Millions of Dollars)	PPA Operating Leases	Other Operating Leases	Total Operating Leases	Finance Leases (a)
Total minimum obligation	$1,108	$293	$1,401	$220
Interest component of obligation	(139)	(101)	(240)	(156)
Present value of minimum obligation	$969	192	1,161	64
Less current portion			(231)	(2)
Noncurrent operating and finance lease liabilities			$930	$62
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
The utility subsidiaries had approximately 4,053 MW and 3,961 MW of capacity under long-term PPAs at Sept. 30, 2023 and Dec. 31, 2022, respectively, with entities that have been determined to be variable interest entities. The PPAs have expiration dates through 2041.

Other
Guarantees and Bond Indemnifications — Xcel Energy provides guarantees and bond indemnities, which guarantee payment or performance. Xcel Energy Inc.’s exposure is based upon the net liability under the agreements. Most of the guarantees and bond indemnities issued by Xcel Energy have a stated maximum amount.
As of Sept. 30, 2023 and Dec. 31, 2022, Xcel Energy had no assets held as collateral related to their guarantees, bond indemnities and indemnification agreements. Guarantees and bond indemnities issued and outstanding for Xcel Energy were approximately $76 million and $62 million at Sept. 30, 2023 and Dec. 31, 2022, respectively.
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

11. Other Comprehensive Loss
Changes in accumulated other comprehensive loss, net of tax :

	Three Months Ended Sept. 30, 2023			Three Months Ended Sept. 30, 2022
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at July 1	$(44)	$(38)	$(82)	$(57)	$(46)	$(103)
Other comprehensive gain before reclassifications	3	—	3	—	10	10
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (a)	1	—	1	1	—	1
Amortization of net actuarial loss (b)	—	—	—	—	1	1
Net current period other comprehensive income	4	—	4	1	11	12
Accumulated other comprehensive loss at Sept. 30	$(40)	$(38)	$(78)	$(56)	$(35)	$(91)

	Nine Months Ended Sept. 30, 2023			Nine Months Ended Sept. 30, 2022
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(54)	$(39)	$(93)	$(75)	$(48)	$(123)
Other comprehensive gain before reclassifications	11	—	11	15	11	26
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (a)	3	—	3	4	—	4
Amortization of net actuarial loss (b)	—	1	1	—	2	2
Net current period other comprehensive income	14	1	15	19	13	32
Accumulated other comprehensive loss at Sept. 30	$(40)	$(38)	$(78)	$(56)	$(35)	$(91)
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
Xcel Energy had equity method investments of $244 million and $219 million as of Sept. 30, 2023 and Dec. 31, 2022, respectively, included in the natural gas utility and all other segments.
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
Xcel Energy’s segment information:

	Three Months Ended Sept. 30
(Millions of Dollars)	2023	2022
Regulated Electric
Total revenues	$3,387	$3,699
Net income	706	697
Regulated Natural Gas
Operating revenues	$245	$357
Intersegment revenue	1	1
Total revenues	$246	$358
Net loss	(21)	(7)
All Other
Total revenues	$30	$26
Net loss	(29)	(41)
Consolidated Total
Total revenues	$3,663	$4,083
Reconciling eliminations	(1)	(1)
Total operating revenues	$3,662	$4,082
Net income	656	649

	Nine Months Ended Sept. 30
(Millions of Dollars)	2023	2022
Regulated Electric
Operating revenues	$8,751	$9,255
Intersegment revenue	—	1
Total revenues	$8,751	$9,256
Net income	1,352	1,312
Regulated Natural Gas
Operating revenues	$1,926	$1,923
Intersegment revenue	3	1
Total revenues	$1,929	$1,924
Net income	116	148
All Other
Total revenues	$87	$79
Net loss	(106)	(103)
Consolidated Total
Total revenues	$10,767	$11,259
Reconciling eliminations	(3)	(2)
Total operating revenues	$10,764	$11,257
Net income	1,362	1,357

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
We use these non-GAAP financial measures to evaluate and provide details of Xcel Energy’s core earnings and underlying performance. For instance, to present ongoing earnings and ongoing diluted earnings per share, we may adjust the related GAAP amounts for certain items that are non-recurring in nature. We believe these measurements are useful to investors to evaluate the actual and projected financial performance and contribution of our subsidiaries. These non-GAAP financial measures should not be considered as an alternative to measures calculated and reported in accordance with GAAP.
The following table provides a reconciliation of GAAP earnings (net income) to ongoing earnings:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(Millions of Dollars)	2023	2022	2023	2022
GAAP net income	$656	$649	$1,362	$1,357
Loss on Comanche Unit 3 litigation	34	—	34	—
Less: tax effect of adjustment	(8)	—	(8)	—
Ongoing earnings	$682	$649	$1,388	$1,357
Comanche Unit 3 Litigation — As a result of an Oct. 25, 2023 jury verdict in Denver County District Court awarding CORE lost power damages and other costs, PSCo recognized a $34 million loss for the matter in the third quarter of 2023. Given the non-recurring nature of this specific item, it has been excluded from ongoing earnings.

Results of Operations
The only common equity securities that are publicly traded are common shares of Xcel Energy Inc. Diluted earnings and EPS of each subsidiary discussed below do not represent a direct legal interest in the assets and liabilities allocated to such subsidiary but rather represent a direct interest in our assets and liabilities as a whole.
Summarized diluted EPS for Xcel Energy:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
Diluted Earnings (Loss) Per Share	2023	2022	2023	2022
PSCo	$0.41	$0.45	$0.97	$1.02
NSP-Minnesota	0.47	0.49	0.95	0.94
SPS	0.30	0.25	0.55	0.52
NSP-Wisconsin	0.06	0.07	0.18	0.19
Earnings from equity method investments — WYCO	0.01	0.01	0.03	0.02
Regulated utility (a)	1.25	1.28	2.68	2.69
Xcel Energy Inc. and Other	(0.06)	(0.09)	(0.22)	(0.21)
GAAP diluted EPS (a)	1.19	1.18	2.47	2.48
Loss on Comanche Unit 3 litigation	0.05	—	0.05	—
Ongoing diluted EPS (a)	$1.23	$1.18	$2.52	$2.48
(a)Amounts may not add due to rounding.
Summary of Earnings
Xcel Energy — Xcel Energy’s third quarter GAAP diluted earnings were $1.19 per share in 2023 compared with $1.18 per share in the same period in 2022, and ongoing diluted earnings were $1.23 per share in 2023, compared with $1.18 per share in 2022. The increase in ongoing earnings per share was primarily driven by increased recovery of infrastructure investments, higher sales and demand and lower O&M expenses, partially offset by increased interest charges and depreciation. Fluctuations in electric and natural gas revenues associated with changes in fuel and purchased power and/or natural gas sold and transported generally do not significantly impact earnings (changes in costs are offset by the related variation in revenues).
PSCo — GAAP diluted earnings decreased $0.04 per share and ongoing diluted earnings increased $0.01 per share for the third quarter. Year-to-date GAAP diluted earnings decreased $0.05 per share and ongoing diluted earnings were flat. Year-to-date ongoing earnings primarily reflect higher recovery of infrastructure investment (electric and natural gas), which were offset by increased depreciation and interest charges.
NSP-Minnesota — GAAP and ongoing earnings decreased $0.02 per share for the third quarter of 2023 and increased $0.01 per share year-to-date. The year-to-date change was driven by increased recovery of electric infrastructure investments, partially offset by higher O&M expenses, interest charges and unfavorable weather.
SPS — GAAP and ongoing earnings increased $0.05 per share for the third quarter of 2023 and $0.03 year-to-date. The impact of regulatory rate outcomes and sales growth was partially offset by unfavorable weather, increased depreciation and interest expenses.
NSP-Wisconsin — GAAP and ongoing earnings decreased $0.01 per share for the third quarter of 2023 and year-to-date. Additional electric and natural gas infrastructure investment recoveries were offset by higher depreciation, O&M expenses and interest expenses.
Xcel Energy Inc. and Other — Primarily includes financing costs and interest income at the holding company and earnings from EIP funds equity method investments. Year-to-date fluctuations are largely attributable to increased interest rates.

Changes in GAAP and Ongoing Diluted EPS
Components significantly contributing to changes in 2023 EPS compared to 2022:

Diluted Earnings (Loss) Per Share	Three Months Ended Sept. 30	Nine Months Ended Sept. 30
GAAP and ongoing diluted EPS — 2022	$1.18	$2.48

Components of change - 2023 vs. 2022
(Lower) higher natural gas revenues, net of cost of natural gas sold and transported	(0.01)	0.07
Lower conservation and demand side management expenses (offset in electric revenues)	0.02	0.06
Higher other income (expense)	0.02	0.05
Lower taxes (other than income taxes)	0.01	0.05
Lower effective tax rate (ETR) (a)	0.01	0.03
Higher depreciation and amortization	(0.02)	—
Higher interest charges	(0.03)	(0.11)
Higher (lower) electric revenues, net of electric fuel and purchased power	0.01	(0.08)
Lower (higher) O&M expenses	0.03	(0.05)
Loss on Comanche Unit 3 litigation	(0.05)	(0.05)
Other, net	0.02	0.02
GAAP diluted EPS — 2023	1.19	2.47
Loss on Comanche Unit 3 litigation	0.05	0.05
Ongoing diluted EPS — 2023 (b)	$1.23	$2.52
(a)Includes production tax credits (PTCs) and plant regulatory amounts, which are primarily offset as a reduction to electric revenues.
(b)Amounts may not add due to rounding.
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
As a result, weather deviations from normal levels can affect Xcel Energy’s financial performance. However, decoupling mechanisms in Colorado (mechanism expired in September 2023) and sales true-up mechanisms in Minnesota predominately mitigate the positive and adverse impacts of weather for the electric utility in those jurisdictions.
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
Percentage increase (decrease) in normal and actual HDD:

	Three Months Ended Sept. 30			Nine Months Ended Sept. 30
	2023 vs. Normal	2022 vs. Normal	2023 vs. 2022	2023 vs. Normal	2022 vs. Normal	2023 vs. 2022
HDD	(66.7)%	(27.8)%	(55.1)%	(2.1)%	8.3%	(9.3)%
CDD	15.2	23.0	(5.2)	3.2	24.7	(16.1)
THI	2.6	1.7	—	12.7	6.4	5.1
Weather — Estimated impact of temperature variations on EPS compared with normal weather conditions:

	Three Months Ended Sept. 30			Nine Months Ended Sept. 30
	2023 vs. Normal	2022 vs. Normal	2023 vs. 2022	2023 vs. Normal	2022 vs. Normal	2023 vs. 2022
Retail electric	$0.032	$0.074	$(0.042)	$0.035	$0.123	$(0.088)
Decoupling and sales true-up	0.007	(0.032)	0.039	(0.015)	(0.055)	0.040
Electric total	0.039	0.042	(0.003)	0.020	0.068	(0.048)
Firm natural gas	(0.002)	—	(0.002)	0.024	0.019	0.005
Decoupling	0.001	—	0.001	0.001	—	0.001
Gas total	(0.001)	—	(0.001)	0.025	0.019	0.006
Total	$0.038	$0.042	$(0.004)	$0.045	$0.087	$(0.042)
Sales — Sales growth (decline) for actual and weather-normalized sales in 2023 compared to 2022:

	Three Months Ended Sept. 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Actual
Electric residential	(5.9)%	0.7%	3.6%	0.3%	(1.4)%
Electric C&I	(2.0)	(1.6)	6.5	(2.3)	0.5
Total retail electric sales	(3.4)	(0.8)	5.7	(1.6)	(0.1)
Firm natural gas sales	1.3	—	N/A	(3.2)	0.6

	Three Months Ended Sept. 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Weather-Normalized
Electric residential	5.6%	2.6%	1.8%	0.4%	3.4%
Electric C&I	1.7	(1.8)	6.0	(2.5)	1.3
Total retail electric sales	3.0	(0.4)	4.9	(1.7)	1.9
Firm natural gas sales	2.4	3.0	N/A	0.3	2.5

	Nine Months Ended Sept. 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Actual
Electric residential	(4.4)%	(0.1)%	(3.3)%	(2.6)%	(2.4)%
Electric C&I	(2.1)	(0.7)	5.5	(0.3)	0.7
Total retail electric sales	(2.9)	(0.5)	3.8	(1.0)	(0.2)
Firm natural gas sales	4.9	(10.7)	N/A	(12.7)	(1.6)

	Nine Months Ended Sept. 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Weather-Normalized
Electric residential	1.4%	0.6%	0.9%	(0.5)%	0.8%
Electric C&I	(0.2)	(0.9)	5.7	(0.2)	1.2
Total retail electric sales	0.3	(0.4)	4.7	(0.3)	1.1
Firm natural gas sales	1.6	(1.4)	N/A	(1.9)	0.4
Weather-normalized electric sales growth (decline) — year-to-date
•PSCo — Residential sales increased due to a 1.3% increase in customers. The C&I sales decline was related to decreased use per customer, primarily in the manufacturing and agricultural sectors.
•NSP-Minnesota — Residential sales increased due to a 1.1% increase in customers, partially offset by a decreased use per customer. C&I sales declined due to decreased use per customer, due to general economic conditions.
•SPS — Residential sales growth was primarily attributable to a 0.7% increase in customers and increased use per customer. C&I sales increased due to higher use per customer, primarily driven by the energy sector.
•NSP-Wisconsin — Residential sales declined due to decreased use per customer, offset by a 0.7% increase in customers. C&I sales decline was associated with decreased use per customer, experienced largely in the manufacturing sector.
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
Electric revenues, fuel and purchased power and margin:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(Millions of Dollars)	2023	2022	2023	2022
Electric revenues	$3,387	$3,699	$8,751	$9,255
Electric fuel and purchased power	(1,181)	(1,497)	(3,328)	(3,772)
Electric margin	$2,206	$2,202	$5,423	$5,483

(Millions of Dollars)	Three Months Ended Sept. 30, 2023 vs. 2022	Nine Months Ended Sept. 30, 2023 vs. 2022
Revenue recognition for the Texas rate case surcharge (a)	$—	$(85)
Conservation and demand side management (offset in expense)	(14)	(48)
Estimated impact of weather (net of decoupling/sales true-up)	(2)	(34)
PTCs flowed back to customers (offset by lower ETR)	(10)	(33)
Non-fuel riders	39	70
Sales and demand (b)	18	38
Wholesale transmission (net)	(8)	15
Regulatory rate outcomes (Minnesota, Colorado, Texas, New Mexico, Wisconsin, South Dakota and Michigan)	1	13
Other (net)	(20)	4
Total increase (decrease)	$4	$(60)
(a)The decline in electric margin is due to the recognition of the Texas rate case outcome in the second quarter of 2022, which was largely offset by recognition of previously deferred costs.
(b)Sales excludes weather impact, net of partial decoupling in Colorado (mechanism expired in September) and sales true-up mechanism in Minnesota.
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
Natural gas revenues, cost of natural gas sold and transported and margin:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(Millions of Dollars)	2023	2022	2023	2022
Natural gas revenues	$245	$357	$1,926	$1,923
Cost of natural gas sold and transported	(70)	(173)	(1,084)	(1,134)
Natural gas margin	$175	$184	$842	$789

(Millions of Dollars)	Three Months Ended Sept. 30, 2023 vs. 2022	Nine Months Ended Sept. 30, 2023 vs. 2022
Regulatory rate outcomes (Colorado and Wisconsin)	$—	$49
Estimated impact of weather (net of decoupling)	—	5
Other (net)	(9)	(1)
Total (decrease) increase	$(9)	$53

Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses decreased $25 million for the third quarter and increased $37 million year-to-date. The year-to-date increase was primarily due to higher bad debt expenses; the impact of inflationary pressures, including labor increases and insurance, and unplanned maintenance at generating plants, offset by the change in deferred costs associated with the Texas Electric Rate Cases (offset in electric revenues) and impact of management cost containment actions.
Depreciation and Amortization — Depreciation and amortization increased $11 million for the third quarter and was flat year-to-date. Year-to-date activity is related to system expansion, offset by the recognition of previously deferred depreciation costs associated with the Texas Electric Rate Case in 2022 (approximately $40 million) and depreciation life extensions implemented in the Minnesota Electric Rate Case.
Taxes (other than Income Taxes) — Taxes decreased $5 million for the third quarter and $34 million year-to-date, primarily due to deferrals related to the Minnesota Electric Rate Case and the recognition of previously deferred costs associated with the Texas Electric Rate Case in 2022, partially offset by an increase in Colorado property tax expense.
Other Income (Expense) — Other income (expense) increased $18 million for the third quarter and $39 million year-to-date, largely related to interest earned on cash balances and rabbi trust performance, which is partially offset in O&M expenses (employee benefit costs).
Interest Charges — Interest charges increased $25 million for the third quarter and $85 million year-to-date, largely due to higher interest rates and increased long-term debt levels, partially offset by the recognition of previously deferred costs associated with the Texas Electric Rate Case in 2022.

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
NSP-Minnesota
Upcoming, Pending and Recently Concluded Regulatory Proceedings
2022 Minnesota Electric Rate Case — In October 2021, NSP-Minnesota filed a three-year electric rate case with the Minnesota Public Utilities Commission (MPUC). The rate request was based on a ROE of 10.2%, a 52.5% equity ratio and forward test years. In December 2021, the MPUC approved interim rates, subject to refund, of $247 million, effective Jan. 1, 2022. In November 2022, NSP-Minnesota revised its rate request to $498 million over three years.
In July 2023, the MPUC approved a three-year rate increase of approximately $316 million for 2022-2024, based on a ROE of 9.25% and an equity ratio of 52.5%. The MPUC also approved a continuation of the sales true-up mechanism.
In October 2023, the MPUC denied NSP-Minnesota’s request for reconsideration of certain aspects of the decision. NSP-Minnesota plans to file an appeal of the decision to the Minnesota Court of Appeals in November 2023.
Interim rate refunds are scheduled to begin in the first quarter of 2024.
2024 Minnesota Natural Gas Rate Case — NSP-Minnesota plans to file a request with the MPUC for an annual natural gas rate case in November 2023.
2022 Minnesota Electric Vehicle Proposal — In August 2022, NSP-Minnesota filed a request with the MPUC for approval of approximately $320 million of capital investments (2022 through 2026) to support a public charging network, electric school bus pilot, and other expansions and modifications to its residential and commercial electric vehicle programs.
In June 2023, NSP-Minnesota filed to withdraw its request, which the MPUC approved in August.
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
NSP-Wisconsin
Pending Regulatory Proceedings
Wisconsin Rate Case — In April 2023, NSP-Wisconsin filed a Wisconsin rate case seeking an electric increase of $40 million (rate increase of 4.8%) and a natural gas increase of $9 million (rate increase of 5.3%). The rate filing is based on a 2024 forecast test year, a ROE of 10.25%, an equity ratio of 52.5% and a forecasted average net rate base of approximately $2.1 billion for the electric utility and $284 million for the natural gas utility.
On Sept. 1, 2023, the PSCW Staff recommended an electric base rate decrease of $3 million or (0.3)% when including depreciation, fuel and purchased power adjustments and a natural gas rate increase of $5 million, or 3.1%. The recommendation was based on a ROE of 9.7% and an equity ratio of 52.5%.

In September 2023, NSP-Wisconsin filed rebuttal testimony and updated its request for depreciation life extensions and other updates. NSP-Wisconsin revised its requested rate increase to $25 million for the electric utility and $7 million for the natural gas utility. NSP-Wisconsin will update forecasted fuel costs before the Commission decision. Prudently incurred 2024 fuel costs will be trued up to actuals in a fuel reconciliation process, subject to a 2% band.
A PSCW decision is anticipated late fourth quarter 2023 with new rates effective in January 2024.
NSP System
2022 Upper Midwest IRP Resource Acquisition
Following the MPUC’s approval of NSP-Minnesota and NSP-Wisconsin’s latest IRP in April 2022, NSP-Minnesota and NSP-Wisconsin have been engaged in multiple resource acquisition processes and proceedings to meet the need identified in the IRP.
•In August 2022, NSP-Minnesota and NSP-Wisconsin jointly filed an RFP seeking at least 900 MW of solar or solar plus storage capacity. In May 2023, NSP-Minnesota filed a recommended portfolio, which proposed an additional 250 MW of self-build solar generation at the site of our retiring Sherco coal units and a 100 MW solar PPA located in Wisconsin as part of the resource plan RFP. In September 2023, the MPUC approved the request, subject to a cost cap based on projected costs for the Sherco solar project.
•In the second quarter of 2023, NSP-Minnesota initiated the process with the MPUC for acquisition of 800 MW of firm dispatchable resources. NSP-Minnesota and other companies can submit proposed resources by January 2024. NSP-Minnesota expects a decision by the fourth quarter of 2024.
•In July 2023, NSP-Wisconsin issued an RFP seeking approximately 650 MW of solar and/or solar plus storage development assets that will be developed in the 2027-2029 timeframe to replace the nameplate capacity associated with NSP-Minnesota’s retiring King Generating Station. The RFP closed in September 2023.
•In October 2023, NSP-Minnesota issued an RFP seeking approximately 1,200 MW of wind development assets to replace capacity and reutilize interconnection rights associated with the company’s retiring Sherco coal facilities. The RFP is scheduled to close in December 2023 and the Company expects to file for approval of recommended projects when contract negotiations with selected bidders are complete by mid-2024.
PSCo
Pending and Recently Concluded Regulatory Proceedings
Colorado Electric Rate Case — In November 2022, PSCo filed a Colorado electric rate case seeking a net increase of $262 million, or 8.2%. The total request reflects a $312 million increase (subsequently adjusted to $303 million in rebuttal), which includes $50 million of authorized costs previously recovered through various rider mechanisms. The request was based on a 10.25% ROE, an equity ratio of 55.7% and a 2023 forecast test year with a 2023 average rate base of $11.3 billion.
In September 2023, the CPUC approved a settlement between PSCo and various parties, which included the following terms:
•Retail revenue increase (excluding rider roll-ins) of $95 million (increase of 2.96%), based on a 2022 historic test year using year-end rate base with forward looking known and measurable adjustments.
•Weighted-average cost of capital of 6.95% (based on 55.69% equity ratio and 9.3% ROE).
•Termination of the revenue decoupling pilot with implementation of new rates.
•Continuation of previously authorized trackers and deferrals.
•Collection of PSCo’s requested 2023 TCA revenues, previously suspended by the CPUC. Beginning in 2024, projects eligible for recovery will be limited to projects which increase transmission capacity or are part of an approved wildfire mitigation plan.
Rates became effective in September 2023.
Colorado Resource Plan — In August 2022, the CPUC approved a settlement for the Colorado Resource Plan among PSCo and various intervenors. This settlement provides for an expected carbon reduction and the retirement of PSCo’s remaining coal plant by the end of 2030.
In September 2023, PSCo filed its recommended Preferred Plan. The filing also includes several other alternative scenarios. PSCo’s Preferred Plan results in the exit of coal by the end of 2030, roughly doubling wind and solar energy from 2022 levels, and reduction of greenhouse gas emissions by more than 80% from 2005 levels. It also reflects an average annual rate impact of approximately 2.3% which is inclusive of generation and transmission network and interconnection costs.
The Preferred Plan includes the following resources:

Generation Resource (in MW)	Company Owned	PPAs	Total
Wind Resources	2,531	875	3,406
Solar	1,109	860	1,969
Storage	500	670	1,170
Natural Gas	628	—	628
Biomass	19	—	19
Total	4,787	2,405	7,192
If approved by the CPUC, Xcel Energy expects to invest $7.9 billion in generation resources. In addition, the plan requires approximately $2.9 billion of incremental investments in transmission capacity upgrades and new lines to fully integrate the renewable generation.
The CPUC is expected to render a decision on the recommended Preferred Plan by the end of 2023 or in early 2024.
ECA Fuel Recovery — In December 2022, PSCo filed its first quarter 2023 ECA Advice Letter, which sought to recover $123 million of under-recovered 2022 fuel costs over two quarters (instead of one quarter, as more typical). In December 2022, the CPUC found that the $123 million should be removed from the proposed ECA rates, and required PSCo to file a separate application to recover these costs.
In February 2023 and May 2023, PSCo submitted interim ECA filings which included $70 million and $25 million, respectively, of the 2022 under-recovered costs to be collected over the remainder of 2023.
In the third quarter, PSCo and CPUC Staff filed a settlement allowing for collection of the remaining amount, which after final adjustments was $37 million. This was opposed by the UCA. The ALJ held a hearing in October 2023 and is expected to issue a recommended decision in late 2023 or early 2024.

Colorado Legislation — In May 2023, Colorado Senate Bill 23-291 passed and was signed into law. The bill includes a number of topics including natural gas and electric fuel incentive mechanisms, natural gas planning rules, regulatory filing requirements, and non-recovery of certain expenses (e.g., certain organizational or membership dues, tax penalties or fines). This legislation will require additional rulemaking from the CPUC prior to implementation. In particular, the legislation calls for gas utilities to file a gas price risk management plan by Nov. 1, 2023. In addition, the legislation calls for the CPUC to adopt rules by Jan. 1, 2025 to establish fuel cost mechanisms to align the financial incentives of a utility with the interests of the utility’s customers.
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
In October 2023, the NMPRC approved a settlement between SPS, NMPRC Staff, and various parties, which included the following terms:
•Base rate revenue increase of $33 million, based on the filed future test year.
•ROE of 9.5%.
•Equity ratio of 54.7%.
•Acceleration of Tolk coal plant depreciation life to 2028.
Rates went into effect in October 2023.
2023 Texas Electric Rate Case — In February 2023, SPS filed a Texas electric rate case seeking an increase in base rate revenue of $149 million. In March 2023, SPS updated the filing, which increased the rate revenue request to $158 million (14% impact to customer bills). The request is based on a ROE of 10.65%, an equity ratio of 54.6% and retail rate base of $3.6 billion. Additionally, the request reflects the acceleration of the Tolk coal plant depreciation life from 2034 to 2028. SPS is requesting a surcharge from July 13, 2023 through the effective date of new base rates.
In September 2023, SPS and various parties reached a settlement in principle regarding the overall revenue requirement and key terms. The parties are still completing cost allocation and rate design settlement details and will file the settlement assuming finalization of remaining issues.
A PUCT decision is expected in the first quarter of 2024.
SPS and LP&L Contract Termination — SPS and LP&L have a 25-year, 170 MW partial requirements contract. In May 2021, SPS and LP&L finalized a settlement which would terminate the contract upon LP&L’s move from the SPP to the Electric Reliability Council of Texas (expected in 2023). The settlement agreement requires LP&L to pay SPS $78 million (to the benefit of SPS’ remaining customers). LP&L would remain obligated to pay for SPP transmission charges associated with LP&L’s load in SPP. The agreement has received PUCT approval. In September 2023, SPS received FERC approval.
2022 All-Source RFP — In July 2023, SPS filed a recommended portfolio, which includes 418 MW of self-build solar projects. A decision from PUCT and NMPRC is expected in mid-2024.
New Mexico Resource Plan — On Oct. 13, 2023, SPS filed its IRP with the NMPRC, which supports projected load growth and secures replacement energy and capacity for retiring resources. SPS presented three load forecasts ranging from a low load growth scenario to a stakeholder-driven high load growth forecast (the “Electrification Forecast”). Based on these forecast scenarios, SPS’ initial IRP modeling projects a total resource need ranging from approximately 5,300 MW to 10,200 MW by 2030. Upon acceptance of the IRP, SPS expects to issue an RFP for new generation in mid-2024. The RFP will be evaluated in the latter half of 2024 with project selection expected in early 2025.
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
Solar Resources
In August 2023, the U.S. Department of Commerce completed its anti-circumvention investigation and concluded that CSPV solar panels and cells imported from Malaysia, Vietnam, Thailand, and Cambodia would be subject to incremental tariffs ranging from 50% to 250%. These countries account for more than 80% of CSPV panel imports.
An interim stay on tariffs remains in effect until June 2024 and many significant solar projects have resumed with modified costs and projected in-service dates, including the Sherco Solar facility in Minnesota and certain PPAs in PSCo. Further policy action, a change in the interim stay of tariffs, or other restrictions on solar imports (e.g., as a result of implementation of the Uyghur Forced Labor Protection Act) or disruptions in solar imports from key suppliers could impact project timelines and costs.

New Technology and Government Grants
Hydrogen Hub Grant
In October 2023, the DOE selected the Heartland Hydrogen Hub, including multiple clean hydrogen projects from Xcel Energy, for award negotiations to receive up to $925 million. The Heartland Hydrogen Hub is one of seven selected to receive DOE funding. The hub includes Xcel Energy, Marathon Petroleum Corporation and TC Energy, in collaboration with the University of North Dakota’s Energy & Environmental Resource Center, to produce and use low-carbon hydrogen at commercial scale in Minnesota, Wisconsin, South Dakota, North Dakota and Montana. The hub aims to reduce carbon emissions by more than 1 million metric tons per year. Xcel Energy expects to receive a large portion of the federal award for its projects within the hub, subject to negotiations. In its application, Xcel Energy proposed investing up to $2 billion over a decade for clean hydrogen producing equipment and infrastructure, representing 75% of full program costs for the company’s portion of the hub. Project detailed design will begin after the Heartland Hydrogen Hub finishes award negotiations. Project development will likely continue through 2035.
Form Energy Long Duration Storage Grant
In September 2023, the DOE awarded Xcel Energy a $70 million grant to support our two 10 MW, 100-hour battery pilots with Form Energy. Xcel Energy expects to develop a 10 MW 100-hour-battery storage unit at the Sherco retiring coal plant site in Minnesota and the Comanche retiring coal plant site in Colorado. Combined with grants from Breakthrough Energy’s Catalyst Fund, Xcel Energy has secured $90 million to support these pilots, which will reduce the costs of the projects for our customers. Long duration energy storage systems are critical to achieve 100% carbon free generation and strengthen the grid from the variability of renewable energy.
Wildfire/Extreme Weather Grant
In October 2023, the DOE awarded Xcel Energy $100 million to support projects to mitigate the threat of wildfires and ensure resiliency of the grid through extreme weather. Xcel Energy plans to match the grant with $140 million of investment. The projects will take a number of steps to boost grid resiliency, including adding fire-resistant coatings to 6,000 wood poles, improving equipment safety features in power lines and electric vehicle chargers in high fire risk conditions, moving high-risk distribution circuits underground, and enhancing vegetation management. They will also build on current programs using emerging technology, such as drones aided by artificial intelligence that inspect power lines for safety, wind strength testing, satellite identification of trees that pose a risk and modeling software to predict how fires would spread.
JTIQ Grant
In October 2023, the DOE awarded a $464 million grant to Xcel Energy and several other utilities for five JTIQ projects. The projects are part of a collaboration between MISO and SPP that will help to fund the construction of high-voltage transmission lines that improve reliability and resolve constraints in the transmission system for up to 30 gigawatts of new generation. Xcel Energy is part of two of these project awards.

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

Environmental
Clean Air Act
Power Plant Greenhouse Gas Regulations — In May 2023, the EPA published proposed rules addressing control of CO2 emissions from the power sector. The rule proposed regulations for new natural gas generating units under Clean Air Act Section 111(b) and emission guidelines for existing coal and certain natural gas generation under Clean Air Act Section 111(d). The proposed rules create subcategories of coal units based on planned retirement date and subcategories of natural gas combustion turbines and combined cycle units based on utilization. The CO2 control requirements vary by subcategory. Until final rules are issued, it is not certain what the impact will be on Xcel Energy. Xcel Energy believes that the cost of these initiatives or replacement generation would be recoverable through rates based on prior state commission practices.
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
Fair value of net commodity trading contracts as of Sept. 30, 2023:

	Futures / Forwards Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
NSP-Minnesota (a)	$(3)	$(3)	$(4)	$—	$(10)
NSP- Minnesota (b)	1	(7)	(4)	(1)	(11)
PSCo (a)	2	1	3	—	6
PSCo (b)	(14)	6	—	—	(8)
	$(14)	$(3)	$(5)	$(1)	$(23)

	Options Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
NSP-Minnesota (b)	$—	$—	$6	$10	$16
PSCo (b)	8	—	—	—	8
	$8	$—	$6	$10	$24
(a) Prices actively quoted or based on actively quoted prices.
(b) Prices based on models and other valuation methods.
Changes in the fair value of commodity trading contracts before the impacts of margin-sharing for the nine months ended Sept. 30:

(Millions of Dollars)	2023	2022
Fair value of commodity trading net contracts outstanding at Jan. 1	$(33)	$(33)
Contracts realized or settled during the period	1	(11)
Commodity trading contract additions and changes during the period	33	31
Fair value of commodity trading net contracts outstanding at Sept. 30	$1	$(13)
A 10% increase and 10% decrease in forward market prices for Xcel Energy’s commodity trading contracts would have likewise increased and decreased pretax income from continuing operations, by approximately $4 million at Sept. 30, 2023, and approximately $9 million at Sept. 30, 2022. Market price movements can exceed 10% under abnormal circumstances.
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
The VaRs for the NSP-Minnesota and PSCo commodity trading operations, excluding both non-derivative transactions and derivative transactions designated as normal purchases and normal sales, calculated on a consolidated basis using a Monte Carlo simulation with a 95% confidence level and a one-day holding period, were as follows:

(Millions of Dollars)	Three Months Ended Sept. 30	Average	High	Low
2023	$0.6	$1.0	$1.8	$0.5
2022	0.9	1.7	3.0	0.8

Nuclear Fuel Supply — NSP-Minnesota has contracted for its 2023, 2024 and 2025 enriched nuclear material requirements, which are in various stages of processing in Canada, Europe and the United States. NSP-Minnesota is scheduled to take delivery of approximately 28% of its average enriched nuclear material requirements from Russia through 2030. Given the evolving situation in Ukraine and its global impacts, NSP-Minnesota has entered into additional new contracts that cover potential supply interruptions of nuclear material from Russia.
Interest Rate Risk — Xcel Energy is subject to interest rate risk. Our risk management policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives.
A 100-basis point change in the benchmark rate on Xcel Energy’s variable rate debt would impact pretax interest expense annually by approximately $2 million and $3 million in Sept. 30, 2023 and 2022, respectively.
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
At Sept. 30, 2023, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $32 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $28 million. At Sept. 30, 2022, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $71 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $57 million.
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

Fair Value Measurements
Derivative contracts, with the exception of those designated as normal purchases and normal sales, are reported at fair value. Xcel Energy’s investments held in the nuclear decommissioning fund, rabbi trusts, pension and other postretirement funds are also subject to fair value accounting. See Note 8 to the consolidated financial statements for further information.

Liquidity and Capital Resources
Cash Flows
Operating Cash Flows

(Millions of Dollars)	Nine Months Ended Sept. 30
Cash provided by operating activities — 2022	$3,167

Components of change — 2023 vs. 2022
Higher net income	5
Non-cash transactions	(91)
Changes in working capital	812
Changes in net regulatory and other assets and liabilities	460
Cash provided by operating activities — 2023	$4,353
Net cash provided by operating activities increased $1,186 million for the nine months ended Sept. 30, 2023 compared with the prior year. The increase was largely due to continued collections of prior year deferred net natural gas, fuel and purchased energy costs, as well as the impact of decreased natural gas prices on accounts payable and receivables.
Investing Cash Flows

(Millions of Dollars)	Nine Months Ended Sept. 30
Cash used in investing activities — 2022	$(3,321)

Components of change — 2023 vs. 2022
Increased capital expenditures	(915)
Other investing activities	(56)
Cash used in investing activities — 2023	$(4,292)
Net cash used in investing activities increased $971 million for the nine months ended Sept. 30, 2023 compared with the prior year. The increase in capital expenditures was largely due to continued system expansion.
Financing Cash Flows

(Millions of Dollars)	Nine Months Ended Sept. 30
Cash provided by financing activities — 2022	$105

Components of change — 2023 vs. 2022
Lower net short-term repayments	34
Higher long-term debt issuances, net of repayments	416
Lower proceeds from issuance of common stock	(73)
Other financing activities	(60)
Cash provided by financing activities — 2023	$422
Net cash provided by financing activities increased $317 million for the nine months ended Sept. 30, 2023 compared with the prior year. The increase was largely related to the amount/timing of debt issuances and repayments.

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
As of October 23, 2023, Xcel Energy Inc. and its utility subsidiaries had the following committed credit facilities available to meet liquidity needs:

(Millions of Dollars)	Credit Facility (a)	Drawn (b)	Available	Cash	Liquidity
Xcel Energy Inc.	$1,500	$—	$1,500	$19	$1,519
PSCo	700	239	461	3	464
NSP-Minnesota	700	15	685	8	693
SPS	500	—	500	18	518
NSP-Wisconsin	150	—	150	8	158
Total	$3,550	$254	$3,296	$56	$3,352
(a)Credit facilities expire in September 2027.
(b)Includes outstanding commercial paper and letters of credit.
Short-Term Debt — Xcel Energy Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS each have individual commercial paper programs. As of Sept. 30, 2023, the authorized levels for these commercial paper programs are:
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
Capital Expenditures — Base capital expenditures and incremental capital forecasts for Xcel Energy for 2024 through 2028 are as follows:

	Base Capital Forecast (Millions of Dollars)
By Regulated Utility	2024	2025	2026	2027	2028	Total
PSCo	$2,580	$2,940	$3,030	$3,070	$2,640	$14,260
NSP-Minnesota	2,660	2,970	2,380	2,500	2,180	12,690
SPS	910	780	660	870	830	4,050
NSP-Wisconsin	570	600	570	600	650	2,990
Other (a)	(20)	—	10	10	10	10
Total base capital expenditures	$6,700	$7,290	$6,650	$7,050	$6,310	$34,000
(a)Other category includes intercompany transfers for safe harbor wind turbines.

	Base Capital Forecast (Millions of Dollars)
By Function	2024	2025	2026	2027	2028	Total
Electric transmission	$1,880	$2,150	$2,500	$2,840	$2,080	$11,450
Electric distribution	1,720	1,840	2,030	2,200	2,410	10,200
Electric generation	930	1,160	780	740	600	4,210
Natural gas	740	680	630	620	570	3,240
Renewables	670	740	40	20	20	1,490
Other	760	720	670	630	630	3,410
Total base capital expenditures	$6,700	$7,290	$6,650	$7,050	$6,310	$34,000
The base plan does not include any potential renewable generation assets associated with the Colorado recommended Preferred Plan (pending CPUC approval) and potential renewable generation additions at the NSP System and SPS, which could result in additional capital expenditures of approximately $10 billion. Xcel Energy generally expects to fund additional capital investment with approximately 40% equity and 60% debt.
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

Financing for Capital Expenditures through 2028 — Xcel Energy issues debt and equity securities to refinance retiring maturities, reduce short-term debt, fund capital programs, infuse equity in subsidiaries, fund asset acquisitions and for other general corporate purposes. Current estimated financing plans of Xcel Energy for 2024 through 2028 (includes the impact of tax credit transferability):

(Millions of Dollars)
Funding Capital Expenditures
Cash from operations (a)	$20,520
New debt (b)	10,980
Equity through the DRIP and benefit program	500
Other equity	2,000
Base capital expenditures 2024-2028	$34,000

Maturing debt	$3,780
(a)Net of dividends and pension funding.
(b)Reflects a combination of short and long-term debt; net of refinancing.
2023 Planned Financing Activity — During 2023, Xcel Energy plans to issue approximately $85 million of equity through the DRIP and benefit programs. In addition, we issued approximately $62 million of equity under the ATM program in 2023. Xcel Energy and its utility subsidiaries issued the following long-term debt:

Issuer	Security	Amount		Status	Tenor	Coupon
Xcel Energy	Unsecured Senior Notes	$800	million	Completed	10 Year	5.45%
PSCo	First Mortgage Bonds	850	million	Completed	30 Year	5.25
NSP-Minnesota	First Mortgage Bonds	800	million	Completed	30 Year	5.10
NSP-Wisconsin	First Mortgage Bonds	125	million	Completed	30 Year	5.30
SPS	First Mortgage Bonds	100	million	Completed	30 Year	6.00
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
Earnings Guidance and Long-Term EPS and Dividend Growth Rate Objectives
Xcel Energy 2023 Earnings Guidance — Xcel Energy’s 2023 ongoing earnings guidance is a narrowed range of $3.32 to $3.37 per share, from the original guidance of $3.30 to $3.40 per share.(a)
Key assumptions as compared with 2022 levels unless noted:
•Constructive outcomes in all pending rate case and regulatory proceedings.
•Normal weather patterns for the remainder of the year.
•Weather-normalized retail electric sales are projected to increase ~1% to 2%.
•Weather-normalized retail firm natural gas sales are projected to increase ~1%.
•Capital rider revenue is projected to increase $40 million to $50 million (net of PTCs).
•O&M expenses are projected to decline ~1% to 2%.
•Depreciation expense is projected to increase approximately $25 million to $35 million.
•Property taxes are projected to decrease $30 million to $35 million.
•Interest expense (net of AFUDC - debt) is projected to increase $90 million to $100 million.
•AFUDC - equity is projected to increase $10 million to $15 million.
•ETR is projected to be ~(9%) to (11%). The negative ETR is largely offset by PTCs flowing back to customers in the capital riders and fuel mechanisms and is largely earnings neutral.
Xcel Energy 2024 Earnings Guidance — Xcel Energy’s 2024 ongoing earnings guidance is a range of $3.50 to $3.60 per share.(a)
Key assumptions as compared with 2023 projected levels unless noted:
•Constructive outcomes in all pending rate case and regulatory proceedings.
•Normal weather patterns for the year.
•Weather-normalized retail electric sales are projected to increase 2% to 3%.
•Weather-normalized retail firm natural gas sales are projected to increase ~1%.
•Capital rider revenue is projected to increase $35 million to $45 million (net of PTCs).
•O&M expenses are projected to increase 1% to 2%.
•Depreciation expense is projected to increase approximately $250 million to $260 million.
•Property taxes are projected to increase $40 million to $50 million.
•Interest expense (net of AFUDC - debt) is projected to increase $115 million to $125 million.
•AFUDC - equity is projected to increase $40 million to $50 million.
•ETR is projected to be ~(4%) to (6%). The negative ETR is largely offset by PTCs flowing back to customers in the capital riders and fuel mechanisms and is largely earnings neutral.
(a)Ongoing earnings is calculated using net income and adjusting for certain nonrecurring or infrequent items that are, in management’s view, not reflective of ongoing operations. Ongoing earnings could differ from those prepared in accordance with GAAP for unplanned and/or unknown adjustments. As Xcel Energy is unable to quantify the financial impacts of any additional adjustments that may occur for the year, we are unable to provide a quantitative reconciliation of the guidance for ongoing EPS to corresponding GAAP EPS.

Long-Term EPS and Dividend Growth Rate Objectives — Xcel Energy expects to deliver an attractive total return to our shareholders through a combination of earnings growth and dividend yield, based on the following long-term objectives:
•     Deliver long-term annual EPS growth of 5% to 7% based off of a 2023 base of $3.35 per share, which represents the mid-point of the original 2023 guidance range of $3.30 to $3.40 per share.
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

ITEM 5 — OTHER INFORMATION
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended Sept. 30, 2023.
On October 25, 2023, the Governance, Compensation and Nominating Committee of the Board of Directors approved and granted a $9,000,000 restricted stock unit award for Robert C. Frenzel, Chairman, President and Chief Executive Officer, to incentivize his consistent leadership and continuity through Xcel Energy’s clean energy transition. The award was made under the Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan pursuant to the form of award agreement in Exhibit 10.26 to Xcel Energy’s Form 10-K for the year ended December 31, 2022, which is incorporated herein by reference. The award consisted of 152,336 restricted stock units that will vest 33% on February 28, 2027 and 67% on February 29, 2028 if Mr. Frenzel continues to be employed by Xcel Energy as of such dates.

ITEM 6 — EXHIBITS

*	Indicates incorporation by reference

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation of Xcel Energy Inc., dated May 17, 2012	Xcel Energy Inc. Form 8-K dated May 16, 2012	3.01
3.02*	Bylaws of Xcel Energy Inc., as Amended and Restated on August 23, 2023	Xcel Energy Inc Form 8-K dated August 23, 2023	3.02
4.01*	Supplemental Indenture No. 17, dated as of August 3, 2023, by and between Xcel Energy Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee, creating $800,000,000 aggregate principal amount of 5.45% Senior Notes, Series due August 15, 2033	Xcel Energy Inc Form 8-K dated August 3, 2023	4.01
4.02*	Supplemental Indenture No. 10 dated as of August 21, 2023 between SPS and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating 6.00% First Mortgage Bonds, Series No. 10 due 2053	SPS Form 8-K dated August 21, 2023	4.01
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XCEL ENERGY INC.

10/27/23	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)