Form 10-K
period 2023-12-31
XCEL ENERGY INC
filed 2024-02-21
CIK 72903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023 or

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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☒ Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of June 30, 2023, the aggregate market value of the voting common stock held by non-affiliates of the Registrant was $34,278,999,603.
As of Feb. 15, 2024, there were 555,155,770 shares of common stock outstanding, $2.50 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1 — BUSINESS
Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
Capital Services	Capital Services, LLC
Eloigne	Eloigne Company
e prime	e prime inc.
Nicollet Project Holdings	Nicollet Project Holdings, LLC
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
Operating companies	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Co.
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
WGI	WestGas InterState, Inc.
WYCO	WYCO Development, LLC
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
CPUC	Colorado Public Utilities Commission
DOC	Minnesota Department of Commerce
DOE	United States Department of Energy
DOT	United States Department of Transportation
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
MPCA	Minnesota Pollution Control Agency
MPUC	Minnesota Public Utilities Commission
NDPSC	North Dakota Public Service Commission
NERC	North American Electric Reliability Corporation
NMPRC	New Mexico Public Regulation Commission
NRC	Nuclear Regulatory Commission
OAG	Minnesota Office of Attorney General
PHMSA	Pipeline and Hazardous Materials Safety Administration
PSCW	Public Service Commission of Wisconsin
PUCT	Public Utility Commission of Texas
SDPUC	South Dakota Public Utility Commission
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
CIP	Conservation improvement program
DSM	Demand side management
ECA	Retail electric commodity adjustment
FCA	Fuel clause adjustment
GCA	Gas cost adjustment
GUIC	Gas utility infrastructure cost rider
RES	Renewable energy standard

Other
AFUDC	Allowance for funds used during construction
AMI	Advanced metering infrastructure
ALJ	Administrative Law Judge
ARO	Asset retirement obligation
ARRR	Application for Rehearing, Reargument, or Reconsideration
ASC	Financial Accounting Standards Board Accounting Standards Codification
ATM	At-the-market
BART	Best available retrofit technology

C&I	Commercial and Industrial
CapX2020	Alliance of electric cooperatives, municipals and investor-owned utilities in the upper Midwest involved in a joint transmission line planning and construction effort
CCN	Certificates of Convenience and Necessity
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the EPA regulating the management, storage and disposal of CCRs as a nonhazardous waste
CDD	Cooling degree-days
CEO	Chief executive officer
CFO	Chief financial officer
CIG	Colorado Interstate Gas Company, LLC
CON	Certificate of Need
CSPV	Crystalline Silicon Photovoltaic
CWIP	Construction work in progress
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
DECON	Decommissioning method where radioactive contamination is removed and safely disposed of at a requisite facility or decontaminated to a permitted level
DRIP	Dividend Reinvestment Program
EEI	Edison Electric Institute
EIP	Energy Impact Partners
EMANI	European Mutual Association for Nuclear Insurance
EPS	Earnings per share
ETR	Effective tax rate
FTR	Financial transmission right
GAAP	Generally accepted accounting principles
GE	General Electric
GHG	Greenhouse gas
HDD	Heating degree-days
INPO	Institute of Nuclear Power Operations
IPP	Independent power producing entity
IRP	Integrated Resource Plan
ISO	Independent System Operator
ITC	Investment Tax Credit
JTIQ	Joint Target Interconnection Queue
LP&L	Lubbock Power & Light
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
Native load	Demand of retail and wholesale customers that a utility has an obligation to serve under statute or contract
NAV	Net asset value
NEIL	Nuclear Electric Insurance Ltd.
NOL	Net operating loss
NOx	Nitrogen Oxides
O&M	Operating and maintenance
OATT	Open Access Transmission Tariff
ONES	Operations, Nuclear, Environmental and Safety
PFAS	Per- and Polyfluoroalkyl Substances
PI	Prairie Island nuclear generating plant
PIM	Performance Incentive Mechanism
Post-65	Post-Medicare
PPA	Power purchase agreement
Pre-65	Pre-Medicare
PTC	Production tax credit
RDF	Refuse-derived fuel
REC	Renewable energy credit
RFP	Request for proposal
ROE	Return on equity

ROU	Right-of-use
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Global Ratings
SERP	Supplemental executive retirement plan
SPP	Southwest Power Pool, Inc.
TCJA	2017 federal tax reform enacted as Public Law No: 115-97, commonly referred to as the Tax Cuts and Jobs Act
THI	Temperature-humidity index
TSR	Total shareholder return
VaR	Value at Risk
VIE	Variable interest entity
WACC	Weighted Average Cost of Capital

Measurements
Bcf	Billion cubic feet
KV	Kilovolts
KWh	Kilowatt hours
MMBtu	Million British thermal units
MW	Megawatts
MWh	Megawatt hours

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

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to 2024 EPS guidance, long-term EPS and dividend growth rate objectives, future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, and expected impact on our results of operations, financial condition and cash flows of resettlement calculations and credit losses relating to certain energy transactions, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2023 (including risk factors listed from time to time by Xcel Energy Inc. in reports filed with the SEC, including “Risk Factors” in Item 1A of this Annual Report on Form 10-K), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: operational safety, including our nuclear generation facilities and other utility operations; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee workforce and third-party contractor factors; violations of our Codes of Conduct; our ability to recover costs and our subsidiaries’ ability to recover costs from customers; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of Xcel Energy Inc. and its subsidiaries to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; our subsidiaries’ ability to make dividend payments; tax laws; uncertainty regarding epidemics, the duration and magnitude of business restrictions including shutdowns (domestically and globally), the potential impact on the workforce, including shortages of employees or third-party contractors due to quarantine policies, vaccination requirements or government restrictions, impacts on the transportation of goods and the generalized impact on the economy; effects of geopolitical events, including war and acts of terrorism; cybersecurity threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather events; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties and wildfire damages in excess of liability insurance coverage; regulatory changes and/or limitations related to the use of natural gas as an energy source; challenging labor market conditions and our ability to attract and retain a qualified workforce; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets.

Overview
Xcel Energy (the “Company”) is a major U.S. regulated electric and natural gas delivery company headquartered in Minneapolis, Minnesota (incorporated in Minnesota in 1909). The Company serves customers in eight states, including portions of Colorado, Michigan, Minnesota, New Mexico, North Dakota, South Dakota, Texas and Wisconsin. Xcel Energy provides a comprehensive portfolio of energy-related products and services to approximately 3.8 million electric customers and 2.2 million natural gas customers through four utility subsidiaries (i.e., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS). Along with the utility subsidiaries, the transmission-only subsidiaries, WYCO (a joint venture formed with CIG to develop and lease natural gas pipelines, storage and compression facilities) and WGI (an interstate natural gas pipeline company) comprise the regulated utility operations. The Company’s nonregulated subsidiaries include Eloigne, Capital Services, Venture Holdings and Nicollet Project Holdings.

Subsidiary / Affiliate	Function
NSP-Minnesota	Electric & Gas
NSP-Wisconsin	Electric & Gas
PSCo	Electric & Gas
SPS	Electric
WGI	Interstate gas pipeline
WYCO	Gas storage and transportation
Other Subsidiaries	See Note 1 to the consolidated financial statements for further information.

Utility Subsidiary Overview
Electric customers	3.8 million
Natural gas customers	2.2 million
Total assets	$64 billion
Electric generating capacity	20,935 MW
Natural gas storage capacity	53.5 Bcf
Electric transmission lines (conductor miles)	111,000 miles
Electric distribution lines (conductor miles)	216,000 miles
Natural gas transmission lines	2,200 miles
Natural gas distribution lines	37,000 miles

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
Our employees are guided by four corporate values: Connected, Committed, Safe, and Trustworthy.
Our values, culture and Code of Conduct serve as the foundation upon which Xcel Energy’s employees, Board of Directors, contractors and suppliers approach their work in delivering on our three strategic priorities.

Deliver a Competitive Total Return to Investors
Successful strategy execution, along with our disciplined approach to growth, operations and management of environmental, social and governance issues, positions us to continue delivering a competitive TSR.
We have consistently achieved our financial objectives, meeting or exceeding our initial ongoing earnings guidance range for 19 consecutive years and delivering dividend growth for 21 consecutive years.
Over the past five years, ongoing earnings per share have grown annually by 6.3% and our dividend per share by 6.5% annually. Xcel Energy works to maintain senior secured debt credit ratings in the A range and senior unsecured debt credit ratings in the BBB+ to A range.
LEAD THE CLEAN ENERGY TRANSITION
Xcel Energy manages the risk of climate change and has worked to meet the increasing demand for cleaner energy for over 20 years.
Our sustainability commitments are summarized as follows:

Net-Zero Energy Provider by 2050

Goals that cover all the ways our customers use energy

	Electricity* (from 2005 levels)	Natural Gas Service** (from 2020 levels)	Transportation*** (from 2020 levels)
2030	80% lower carbon emissions	25% lower greenhouse gases	1 in 5 vehicles are EVs in our states
2050	ZERO carbon emissions	NET-ZERO gas service	ZERO-CARBON FUEL accessible within 1 mile

Other Commitments

≤ RATE OF INFLATION customer bill increases

SOCIAL IMPACT of coal closures mitigation

WORKFORCE reflects our communities

70% LESS water consumption by 2030

LOCAL COMMUNITIES supported

10% SPEND with diverse suppliers

*Companywide goal; work also underway to meet state clean energy goals in our service area.
**Spans natural gas supply, delivery and customer use.
***Includes Xcel Energy fleet; zero-carbon fuel is carbon free electricity or other clean energy.
Carbon-free Electricity by 2050
Xcel Energy was the first U.S. utility to establish a carbon-free vision, targeting 100% carbon-free electricity by 2050 with an interim goal to reduce carbon emissions 80% by 2030 (from 2005 levels), including owned and purchased power. A lead author for the Intergovernmental Panel on Climate Change (IPCC) confirmed that our vision aligns with science-based scenarios likely to limit global warming to 1.5 degrees Celsius from pre-industrial levels, in alignment with the Paris Climate Accords.
The pace of achieving a carbon-free vision is also governed by reliability and customer affordability. Our approved resource plans outline a clear, transparent path for reducing carbon emissions by 80% using current technologies, while maintaining customer bill increases at or below the rate of inflation. Moving from 80% carbon reduction to 100% carbon-free electricity will require new, dispatchable technologies that are economically viable, as well as supportive public policy.
See Item 1A for risks and uncertainties related to strategic and sustainability goals and objectives.
Xcel Energy’s operating footprint includes some of the best wind and solar resources in the country, providing for higher capacity factors and lower operating costs. Our “Steel for Fuel” strategy reduces costs for our customers by taking advantage of these higher capacity factors along with savings provided by renewable tax credits and avoided fuel costs that mitigate higher cost fossil generation.
Through 2023, we reduced carbon emissions from generation serving customers by an estimated 54% (from 2005 levels) and remain on track to achieve 80% carbon reduction and fully exit coal by the end of 2030. At the same time, our Steel for Fuel strategy has saved customers nearly $4 billion since 2017.
Xcel Energy’s wind capacity is now over 11,000 MW, including nearly 4,500 MW of owned wind. In Colorado, we anticipate adding an additional 1,850 MW of wind, 1,700 MW of solar, 1,850 MW of storage and 650 MW of gas generation to ensure reliability on our system by 2028. In Minnesota, we have approvals for more than 700 MW of new solar at our Sherco facility, making it one of the largest solar facilities in the country. In 2024, we filed our NSP Resource Plan, which proposes adding 3,600 MW of new wind and solar, 600 MW of battery storage and 2,200 MW of dispatchable resources by 2030, pending Commission approval. In SPS, we filed for approval of 400 MW of solar generation, a 200 MW PPA and a broader system IRP, which could include between 5,000 to 10,000 MW of new generation by 2030.
Beyond carbon, we have significantly reduced other emissions and environmental impacts, including:
*Reductions in water consumption are from owned and purchased electricity that serves our customers. All other reductions are from owned generating plants.
**Coal ash and water consumption data are as of 2022.

As we prepare for early coal plant retirements, employees are provided advanced notice and offered retraining and relocation opportunities. To date, we have been successful in avoiding layoffs associated with our early coal plant retirements. We also help foster economic development opportunities to offset community impacts associated with coal plant closures. Xcel Energy has a long track record of working with our communities on energy, climate and environmental initiatives that impact them and has publicly committed to furthering environmental justice.
Significant investment in our transmission and distribution systems is essential to ensure resiliency and reliability for customers through the clean energy transition. We have nearly $12 billion in our 2024 - 2028 capital plan focused specifically on this, including our $1.7 billion Pathway project in Colorado, and additional investments to further support our recently approved Colorado resource portfolio. As part of MISO’s planned transmission expansion over the next decade, Xcel Energy has been awarded $1.2 billion of projects as part of Tranche 1. We anticipate MISO Tranche 2 awards in 2024.
Natural Gas Use in Buildings – Net-Zero GHG by 2050
Xcel Energy is committed to reducing GHG emissions 25% by 2030 (from 2020 levels) and provide net-zero natural gas service by 2050 from the supply, distribution and end-use of natural gas. In 2023, we filed our Clean Heat Plan in Colorado and Natural Gas Innovation Plan in Minnesota, which provide a framework for this transition.
Similar to our electric plan, the lead author for the IPCC confirmed our vision to deliver natural gas service with net-zero emissions by 2050 aligns with science-based scenarios likely to limit global warming by 1.5 C.
Our net-zero natural gas frameworks include the following priorities:
•Work with suppliers to purchase only low emissions gas by 2030.
•Operate the cleanest possible system to achieve net-zero methane emissions on the system by 2030.
•Offer customer options for conservation, beneficial electrification, and clean fuels such as hydrogen and renewable natural gas.
•Apply high-quality carbon offsets through projects that remove emissions while providing additional environmental and social benefit.
Electrification of the Transportation Sector
We are also helping reduce carbon emissions in other sectors, including transportation. We aim to enable one out of five vehicles in our service areas to be electric by 2030, representing nearly $2 billion of investment, 0.6% - 0.7% of average incremental annual retail sales growth and avoidance of roughly 5 million tons of CO2 emissions annually. By 2050, our vision is to run all vehicles in our service area with carbon-free electricity or other clean energy. We have approved, transportation electrification programs and plans in Colorado, New Mexico, Minnesota and Wisconsin and updated transportation plans pending commission approval in Minnesota and Colorado.
Innovation and Policy
In 2023, the Department of Energy announced awards of nearly $1.5 billion to support multiple Xcel Energy affiliated projects. The Heartland Hydrogen Hub, which includes multiple projects from Xcel Energy and others in the Upper Midwest, received an award of up to $925 million by the DOE. This funding will serve as a catalyst for a clean hydrogen ecosystem in the region. The DOE also awarded Xcel Energy up to $70 million to support our two 10-MW, 100-hour battery pilots with Form Energy. Combined with grants committed by Breakthrough Energy Catalyst, we have secured up to $90 million to support these long duration energy storage pilots, a critical asset class to ensure cost effective reliability in a high-renewable grid.
Xcel Energy was selected as part of two different awards from the DOE’s Grid Resilience and Innovation Partnership program. The DOE awarded Xcel Energy $100 million to support projects to mitigate the threat of wildfires and ensure resiliency of the grid through extreme weather. Xcel Energy was also party to GRIP’s $464 million grant to expand transmission as part of the MISO and SPP program to fund high-voltage transmission to improve inter-regional transfer capability, reliability and resolve grid constraints.
Xcel Energy actively engages in wildfire mitigation activities across our operating territories. For the past three years, we have operated under a commission-approved wildfire plan in Colorado. We are currently evaluating updates to these plans with a wide range of options for consideration including new technologies, undergrounding, additional vegetation management, composite poles, selective use of covered conductor and preventative power system shutoffs.
Sustainability Governance and Oversight
In 2000, we instituted oversight of environmental performance by the Board of Directors and were among the first U.S. energy providers to tie carbon reduction to executive compensation more than 15 years ago.
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
ENHANCE THE CUSTOMER EXPERIENCE
Xcel Energy has invested more than $2 billion over the past decade in a portfolio of renewable and conservation programs that provide customers with clean energy options and help keep bills low. New demand remains robust in our territories, including load growth from new data centers, industrial electrification and electric vehicle adoption. As such, we are transforming and expanding our electric grid to accommodate load growth, renewable energy and distributed energy resources.
We are in the process of installing smart electric meters, which will deliver customer and operational benefits, providing near-real-time communication, allowing customers to know how much energy they are using and what it will cost. In addition, customers will have new digital tools to make it easier to access their energy information, gain useful insights to understand and manage their energy use and make energy choices that lower their bills.
KEEP BILLS LOW
Customer affordability is critical to successful strategy execution. From 2014 - 2023, we have kept residential electric bill growth to 1.8% per year and natural gas bill growth to 1.1% per year, both below the rate of inflation. Based on available EIA data, the five year average residential electric and natural gas bills for an Xcel Energy customer were 28% and 14% below the national average, respectively.
Going forward, our goal is to enable the clean energy transition while keeping customer bill growth below the rate of inflation through initiatives including conservation programs, O&M cost control, our One Xcel Energy Way lean management initiative, advanced operational technologies and our Steel for Fuel program.

*Based on 2019 - Q3 2023 EIA Data
STRENGTHEN OUR COMMUNITIES
We provide a fundamental service, powering communities with safe, reliable, competitively priced and increasingly clean energy.
Investing in our communities is important to our collective success. We initiated 18 economic development projects for our local communities in 2023, which are projected to create more than $2.3 billion in capital investments and 1,400 jobs. Nearly 63% of our supply chain spend was local, with approximately $638 million spent with diverse suppliers.
Approximately 300 employees served on more than 530 nonprofit organizations or local community boards, providing over 28,000 volunteer hours in 2023. Our annual Day of Service attracted 2,500 people who volunteered over 7,200 combined hours at over 120 nonprofit projects across the company’s service footprint.
In 2023, the Xcel Energy Foundation contributed $4 million to 409 nonprofit organizations that support its three charitable giving focus areas of STEM Career Pathways, Environmental Sustainability, and Community Vitality. Through our 2023 Power Your Purpose Giving Campaign, Xcel Energy employees, contractors and retirees donated more than $2 million to over 1,300 nonprofit and community organizations – exceeding our fundraising goal. Combined with the Xcel Energy Foundation match to local United Way chapters, this campaign raised over $4 million for our communities.
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
The Board of Directors oversees our workforce strategy, including diversity and inclusion initiatives. Xcel Energy has an incentive-based metric focused on diverse interview panels, executive sponsorship and employee feedback on inclusion in the workplace.
A total of 70% of annual incentive compensation was tied to safety, system reliability and inclusion metrics.
Management evaluates compensation and benefits to maintain a market-competitive, performance-based, shareholder-aligned total rewards package that supports our ability to attract, engage and retain a talented and diverse workforce, while reinforcing and rewarding strong performance.
We partner with educational and community organizations to attract and hire employees who reflect the communities we serve and live our values. Xcel Energy had 11,311 full-time employees and workforce demographics as of December 2023 were as follows:

	Female	Ethnically Diverse
Board of Directors	31%	15%
CEO direct reports	30	10
Management	26	13
Employees	23	19
New hires	35	29
Interns (hired throughout 2023)	33	14
We offer leaders and employees training on microinequities and unconscious bias to help foster a culture of inclusivity. Xcel Energy hosts 12 business resource groups to support employee interests and obtain diverse perspectives when solving challenges and achieving goals.
Xcel Energy also respects employees’ freedom of association and their right to collectively organize. As of Dec. 31, 2023, approximately 46% of our employees (5,155) were covered by collective bargaining agreements.
Employee turnover for 2023 and future projected retirement eligibility:

Employee Turnover		Retirement Eligibility
Bargaining	6%	Within next 5 years	19%
Non-Bargaining (a)	22	Within next 10 years	31
Overall (b)	15
(a)37% of turnover was due to workforce reduction initiatives.
(b)38% of turnover was due to retirements, including the impacts of the workforce reduction initiatives.
We are committed to the advancement and protection of human rights, consistent with U.S. human rights laws and the general principles in the International Labour Organization Conventions.
Annual Code of Conduct training is required for all employees and the Board of Directors. We do not tolerate Code of Conduct violations or other unacceptable behaviors. We expect and offer employees multiple avenues to raise concerns or report wrong-doing and do not permit any retaliation.
Xcel Energy is proud of our track record and continue to invest in building a best-in-class workforce. We recently received the following recognitions:
•For the seventh consecutive year, The Human Rights Campaign selected Xcel Energy as a recipient of the Equality 100 Award: Leader in LGBTQ+ Workplace Inclusion in 2023.
•For the eleventh consecutive year, Xcel Energy is one of Fortune’s Most Admired Companies in 2024.
•For the ninth consecutive year, Xcel Energy was listed as a Best for Vets employer by Military Times and also recognized as a 2024 Military Friendly Employer by VIQTORY.
•Xcel Energy is among the 2023 World’s Most Ethical Companies® according to Ethisphere.

Utility Subsidiaries

NSP-Minnesota

MINOT
GRAND FORKS
FARGO
BISMARCK
DICKINSON
DULUTH
BRAINERD
ST. CLOUD
DELANO
MINNEAPOLIS & ST. PAUL
RED WING
FARIBAULT
MANKATO
WINONA
PIERRE
SIOUX FALLS

Electric customers	1.5 million	NSP-Minnesota conducts business in Minnesota, North Dakota and South Dakota and has electric operations in all three states including the generation, purchase, transmission, distribution and sale of electricity. NSP-Minnesota and NSP-Wisconsin electric operations are managed on the NSP System. NSP-Minnesota also purchases, transports, distributes and sells natural gas to retail customers and transports customer-owned natural gas in Minnesota and North Dakota.
Natural gas customers	0.6 million
Total assets	$25.0 billion
Rate Base (estimated)	$15.7 billion
GAAP ROE	8.82%
Electric generating capacity	9,081 MW
Gas storage capacity	17.1 Bcf
Electric transmission lines (conductor miles)	33,000 miles
Electric distribution lines (conductor miles)	84,000 miles
Natural gas transmission lines	78 miles
Natural gas distribution lines	11,000 miles

NSP-Wisconsin

Electric customers	0.3 million
NSP-Wisconsin conducts business in Wisconsin and Michigan and generates, transmits, distributes and sells electricity. NSP-Minnesota and NSP-Wisconsin electric operations are managed on the NSP System. NSP-Wisconsin also purchases, transports, distributes and sells natural gas to retail customers and transports customer-owned natural gas.

Natural gas customers	0.1 million
Total assets	$3.7 billion
Rate Base (estimated)	$2.4 billion
GAAP ROE	10.38%
Electric generating capacity	551 MW
Gas storage capacity	4.3 Bcf
Electric transmission lines (conductor miles)	12,000 miles
Electric distribution lines (conductor miles)	28,000 miles
Natural gas transmission lines	3 miles
Natural gas distribution lines	3,000 miles

PSCo

25
FT. COLLINS
GREELEY
STERLING
ESTES PARK
BRUSH
76
BOULDER
VAIL
70
RIFLE
CARBONDALE
DENVER
LEADVILLE
70
GRAND JUNCTION
PUEBLO
25
ALAMOSA

Electric customers	1.6 million	PSCo conducts business in Colorado and generates, purchases, transmits, distributes and sells electricity. PSCo also purchases, transports, distributes and sells natural gas to retail customers and transports customer-owned natural gas.
Natural gas customers	1.5 million
Total assets	$24.6 billion
Rate Base (estimated)	$16.9 billion
GAAP ROE	7.32%
Electric generating capacity	6,203 MW
Gas storage capacity	32.1 Bcf
Electric transmission lines (conductor miles)	25,000 miles
Electric distribution lines (conductor miles)	80,000 miles
Natural gas transmission lines	2,000 miles
Natural gas distribution lines	23,000 miles

SPS

SPS conducts business in Texas and New Mexico and generates, purchases, transmits, distributes and sells electricity.
Electric customers	0.4 million
Total assets	$9.9 billion
Rate Base (estimated)	$7.2 billion
GAAP ROE	9.80%
Electric generating capacity	5,100 MW
Electric transmission lines (conductor miles)	41,000 miles
Electric distribution lines (conductor miles)	24,000 miles

Operations Overview
Utility operations are generally conducted as either electric or gas utilities in our four utility subsidiaries.

Electric Operations
Electric operations consist of energy supply, generation, transmission and distribution activities across all four operating companies. Xcel Energy had electric sales volume of 114,980 (millions of KWh), 3.8 million customers and electric revenues of $11,446 million for 2023.

Electric Operations (percentage of total)	Sales Volume	Number of Customers	Revenues
Residential	22%	86%	31%
C&I	56	12	50
Other	22	2	19
Retail Sales/Revenue Statistics (a)

	2023		2022
KWh sales per retail customer	23,939		24,285
Revenue per retail customer	$2,464		$2,513
Residential revenue per KWh	13.80	¢	13.41	¢
C&I revenue per KWh	8.82	¢	9.02	¢
Total retail revenue per KWh	10.29	¢	10.35	¢
(a)See Note 6 to the consolidated financial statements for further information.
Owned and Purchased Energy Generation — 2023

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
See Item 2 — Properties for further information.
Wind
Wind capacity is shown as net maximum capacity. Net maximum capacity is attainable only when wind conditions are sufficiently available.
Owned — Owned and operated wind farms with corresponding capacity:

Utility Subsidiary	2023		2022
	Wind Farms	Capacity (MW)	Wind Farms	Capacity (MW)
NSP System	17	2,444	16	2,352
PSCo	2	1,059	2	1,059
SPS	2	985	2	984
Total	21	4,488	20	4,395
PPAs — Number of PPAs with capacity range:

Utility Subsidiary	2023		2022
	PPAs	Range (MW)	PPAs	Range (MW)
NSP System	120	1 — 206	129	1 — 206
PSCo	17	23 — 301	17	23 — 301
SPS	16	1 — 250	17	1 — 250
PPAs — Contracted wind capacity (MW) for PPAs:

Utility Subsidiary	2023	2022
NSP System	2,066	2,163
PSCo	3,026	3,023
SPS	1,562	1,564
Average Cost — Average cost per MWh of wind energy from owned generation and existing PPAs:

Type:	Utility Subsidiary	2023	2022
Owned Generation	NSP System	$7	$18
PPA	NSP System	33	37
Owned Generation	PSCo	7	11
PPA	PSCo	42	38
Owned Generation	SPS	6	13
PPA	SPS	26	27
Wind Development — Xcel Energy placed into service, repowered, or contracted for the following during 2023:

Project	Utility Subsidiary	Capacity (MW)
Northern Wind	NSP-Minnesota	92
Grand Meadow Repower	NSP-Minnesota	99
Xcel Energy currently has approximately 1,900 MW of owned wind under development or being repowered. This includes 350 MW of approved repowering projects at the NSP System estimated to be completed in 2025, as well as an anticipated approximately 1,550 MW at PSCo as part of the Colorado Resource Plan. The Company also anticipates approval of an additional 300 MW of PPAs as part of the Colorado Resource Plan, additions are expected to be placed in service between 2026 - 2028.
Solar
PPAs — Solar PPAs capacity by type:

Type	Utility Subsidiary	Capacity (MW)
Distributed Generation	NSP System	1,117
Utility-Scale	NSP System	269
Distributed Generation	PSCo	887
Utility-Scale	PSCo	1,530	(a)
Distributed Generation	SPS	28
Utility-Scale	SPS	192
Total		4,023
(a)Includes battery storage capacity of 225 MW.
Average Cost (PPAs) — Average cost per MWh of solar energy under existing PPAs:

Utility Subsidiary	2023	2022
NSP System	$90	$79
PSCo	34	69
SPS	67	62
Xcel Energy currently has approximately 2,900 MW of owned and PPA solar under development. For the NSP System, this includes 700 MW of solar approved at the Sherco site which are expected to be placed in service in 2024 and 2025.
PSCo anticipates development of approximately 1,700 MW of solar generation resources (650 MW Company Owned, 1,050 MW as PPAs) as part of the Colorado Resource Plan. Colorado Resource Plan additions are expected to be placed in service between 2026 - 2028.
For SPS, approximately 400 MW of solar and storage are pending regulatory approval (expected to be placed in service in 2026 and 2027).
Additionally, various PPAs totaling approximately 100 MW are expected to be completed throughout 2024 and 2025.
Nuclear
Xcel Energy has two nuclear plants with approximately 1,700 MW of total 2023 net summer dependable capacity that serve the NSP System. Our nuclear fleet safely and reliably generates carbon free electricity at consistently high levels of performance among the industry. Xcel Energy secures contracts for uranium concentrates, uranium conversion, uranium enrichment and fuel fabrication to operate its nuclear plants. We use varying contract lengths as well as multiple producers for uranium concentrates, conversion services and enrichment services to minimize potential impacts caused by supply interruptions due to geographical and world political issues.
Nuclear Fuel Cost — Delivered cost per MMBtu of nuclear fuel consumed for owned electric generation and the percentage of total fuel requirements (nuclear, natural gas and coal):

Utility Subsidiary	Nuclear
NSP System	Cost	Percent
2023	$0.76	50%
2022	0.76	51

Other — Xcel Energy’s other carbon-free energy portfolio includes hydro from owned generating facilities.
PSCo anticipates development of approximately 1,850 MW of storage capacity (400 MW Company Owned, 1,450 MW as PPAs) as part of the Colorado Resource Plan. Colorado Resource Plan additions are expected to be placed in service between 2026 - 2028.
See Item 2 — Properties for further information.
Fossil Fuel
Xcel Energy’s fossil fuel energy portfolio includes coal and natural gas power from both owned generating facilities and PPAs.
Coal
Xcel Energy owned and operated coal units with approximately 6,200 MW of total 2023 net summer dependable capacity, which provided 19% of Xcel Energy’s energy mix in 2023. Amount includes Sherco Unit 2, which was retired on Dec. 31, 2023, net summer dependable capacity of 682 MW and approximately 100 MW derived from RDF and wood fuel sources.
Xcel Energy has plans to retire or convert to natural gas all of its existing coal generation by the end of 2030. Approved early coal plant retirements:

Year	Utility Subsidiary	Plant Unit	Capacity (MW)
2024	SPS	Harrington (a)	1,018
2025	PSCo	Comanche 2	330
2025	PSCo	Craig 1	42	(b)
2025	PSCo	Pawnee (a)	505
2026	NSP-Minnesota	Sherco 1	680
2027	PSCo	Hayden 2	98	(b)
2028	PSCo	Hayden 1	135	(b)
2028	PSCo	Craig 2	40	(b)
2028	NSP-Minnesota	A.S. King	511
2030	NSP-Minnesota	Sherco 3	517	(b)
2030	PSCo	Comanche 3	500	(b)
2034	SPS	Tolk 1 (c)	532
2034	SPS	Tolk 2 (c)	535
(a)Reflects conversion from coal to natural gas.
(b)Based on Xcel Energy’s ownership interest.
(c)Tolk Unit 1 and 2 are approved to be retired early in 2034. The NMPRC has approved a retirement date of 2028. SPS has filed a Texas rate case settlement agreement pending PUCT approval for a retirement date of 2028.
Coal Fuel Cost — Delivered cost per MMBtu of coal consumed for owned electric generation and the percentage of fuel requirements (nuclear, natural gas and coal):

	Coal (a)
Utility Subsidiary	Cost	Percent
NSP System
2023	$2.43	29%
2022	2.27	37
PSCo
2023	1.57	54
2022	1.48	55
SPS
2023	2.73	48
2022	2.37	59
(a)Includes RDF and wood for the NSP System.
Natural Gas
Xcel Energy has 23 natural gas plants with approximately 8,100 MW of total 2023 net summer dependable capacity, which provided 30% of Xcel Energy’s mix in 2023.
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
Natural Gas Cost — Delivered cost per MMBtu of natural gas consumed for owned electric generation and the percentage of total fuel requirements (nuclear, natural gas and coal):

	Natural Gas
Utility Subsidiary	Cost	Percent
NSP System
2023	$3.91	21%
2022	7.58	12
PSCo
2023	3.06	46
2022	7.09	45
SPS
2023	2.35	52
2022	5.87	41
PSCo anticipates development of approximately 650 MW of Company Owned natural gas generation, as part of the Colorado Resource Plan to help ensure resiliency and reliability. Colorado Resource Plan additions are expected to be placed in service between 2026 - 2028.
Capacity and Demand
Uninterrupted system peak demand and occurrence date:

	System Peak Demand (MW)
	2023		2022
NSP System	9,231	Aug. 23	9,245	June 20
PSCo	6,909	July 24	6,821	Sept. 6
SPS	4,372	Aug. 17	4,280	July 19
Transmission
Transmission lines deliver electricity at high voltages and over long distances from power sources to substations closer to customers. A strong transmission system ensures continued reliable and affordable service, ability to meet state and regional energy policy goals, and support for a diverse generation mix, including renewable energy. Xcel Energy owns approximately 110,000 conductor miles of transmission lines, serving 22,000 MW of customer load, across its service territory.
Xcel Energy plans to build approximately 1,750 additional conductor miles of transmission lines, primarily as part of the MISO Tranche 1, MN Energy Connection and Colorado Power Pathway projects between 2024 and 2028.
See Item 2 - Properties for further information.

Distribution
Distribution lines allow electricity to travel at lower voltages from substations directly to customers. Xcel Energy has a vast distribution network, owning and operating approximately 215,000 conductor miles of distribution lines across our eight-state service territory.
As of Dec. 31, 2023, Xcel Energy has invested approximately $1.1 billion of $1.6 billion to implement new network infrastructure, smart meters, advanced software, equipment sensors and related data analytics capabilities.
These investments will improve reliability and reduce outage restoration times for our customers, while enabling new options and opportunities for increased efficiency savings. The new capabilities will also enable integration of battery storage and other distributed energy resources into the grid, including electric vehicles.
See Item 2 - Properties for further information.

Natural Gas Operations
Natural gas operations consist of purchase, transportation and distribution of natural gas to end-use residential, C&I and transport customers in NSP-Minnesota, NSP-Wisconsin and PSCo. Xcel Energy had natural gas deliveries of 406,742 (thousands of MMBtu), 2.2 million customers and natural gas revenues of $2,645 million for 2023.

Natural Gas (percentage of total)	Deliveries	Number of Customers	Revenues
Residential	37%	92%	59%
C&I	24	8	31
Transportation and other	39	<1	10
Sales/Revenue Statistics (a)

	2023	2022
MMBtu sales per retail customer	115	116
Revenue per retail customer	$1,113	$1,318
Residential revenue per MMBtu	10.54	11.97
C&I revenue per MMBtu	8.48	10.45
Transportation and other revenue per MMBtu	1.01	1.16
(a)See Note 6 to the consolidated financial statements for further information.
Capability and Demand
Natural gas supply requirements are categorized as firm or interruptible (customers with an alternate energy supply).
Maximum daily output (firm and interruptible) and occurrence date:

	2023		2022
Utility Subsidiary	MMBtu	Date	MMBtu	Date
NSP-Minnesota	753,642	Feb. 3	867,385	Feb. 12
NSP-Wisconsin	158,029	Jan. 30	187,961	Jan. 6
PSCo	2,190,155	Jan. 30	2,243,552	Dec. 22
Natural Gas Supply and Cost
Xcel Energy seeks natural gas supply, transportation and storage alternatives to yield a diversified portfolio, which increases flexibility, decreases interruption, financial risks and customer rates. In addition, the utility subsidiaries conduct natural gas price hedging activities approved by their states’ commissions.
Average delivered cost per MMBtu of natural gas for regulated retail distribution:

Utility Subsidiary	2023	2022
NSP-Minnesota	$5.31	$7.00
NSP-Wisconsin	5.26	6.68
PSCo	4.91	6.33
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
Seasonality
Demand for electric power and natural gas is affected by seasonal differences in the weather. In general, peak sales of electricity occur in the summer months and peak sales of natural gas occur in the winter months. As a result, the overall operating results may fluctuate substantially on a seasonal basis. Additionally, Xcel Energy’s operations have historically generated less revenues and income when weather conditions are warmer in the winter and cooler in the summer. Sales true-up and decoupling mechanisms mitigate the impacts of weather in certain jurisdictions.
Competition
Xcel Energy is subject to public policies that promote competition and development of energy markets. Xcel Energy’s industrial and large commercial customers have the ability to generate their own electricity. In addition, customers may have the option of substituting other fuels or relocating their facilities to a lower cost region.
Customers have the opportunity to supply their own power with distributed generation including solar generation and can currently avoid paying for most of the fixed production, transmission and distribution costs incurred to serve them in most jurisdictions.
Several states have incentives for the development of rooftop solar, community solar gardens and other distributed energy resources. Distributed generating resources are potential competitors to Xcel Energy’s electric service business with these incentives and federal tax subsidies.
The FERC has continued to promote competitive wholesale markets through open access transmission and other means. Xcel Energy’s wholesale customers can purchase energy from generation resources of competing generation resources quantities and transmission services from other service providers to serve their native load.

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
Emerging Environmental Regulation
Clean Air Act
Power Plant Greenhouse Gas Regulations — In May 2023, the EPA published proposed rules addressing control of CO2 emissions from the power sector. The rule proposed regulations for new natural gas generating units and emission guidelines for existing coal and certain natural gas generation. The proposed rules create subcategories of coal units based on planned retirement date and subcategories of natural gas combustion turbines and combined cycle units based on utilization. The CO2 control requirements vary by subcategory. Until final rules are issued, it is not certain what the impact will be on Xcel Energy. Xcel Energy believes that the cost of these initiatives or replacement generation would be recoverable through rates based on prior state commission practices.
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
The EPA has committed to a May 2024 publication date for those new rules. It is also anticipated that the EPA may issue other CCR proposed rules in 2024 and 2025 that further expand the scope of the CCR Rule. Until final rules are issued, it is not certain what the impact will be on Xcel Energy. Xcel Energy believes that the cost of these initiatives would be recoverable through rates based on prior state commission practices.
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
Costs charged to operating expenses for nuclear decommissioning, spent nuclear fuel disposal, environmental monitoring and remediation and disposal of hazardous materials and waste and depreciation of previously incurred capital expenditures for environmental improvements were approximately:
•$275 million in 2023.
•$365 million in 2022.
•$365 million in 2021.
Average annual expense of approximately $320 million from 2024 – 2028 is estimated for similar costs. The precise timing and amount of environmental costs, including those for site remediation and disposal of hazardous materials, are unknown. Additionally, the extent to which environmental costs will be recovered through rates may fluctuate.
Capital expenditures for environmental improvements were approximately:
•$20 million in 2023.
•$20 million in 2022.
•$60 million in 2021.
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

Capital Spending and Financing
See Item 7 for discussion of capital expenditures and funding sources.

Information about our Executive Officers (a)
Name	Age	Current and Recent Positions	Time in Position
Robert C. Frenzel	53	Chairman of the Board of Directors, Xcel Energy Inc.	December 2021 — Present
		President and Chief Executive Officer and Director, Xcel Energy Inc.	August 2021 — Present
		Chief Executive Officer, NSP-Minnesota, NSP-Wisconsin, PSCo, and SPS	August 2021 — Present
		President and Chief Operating Officer, Xcel Energy Inc.	March 2020 — August 2021
		Executive Vice President, Chief Financial Officer, Xcel Energy Inc.	May 2016 — March 2020
		Senior Vice President and Chief Financial Officer, Luminant, a subsidiary of Energy Future Holdings Corp. (b)	February 2012 — April 2016
Patricia Correa	50	Senior Vice President, Chief Human Resources Officer, Xcel Energy Inc.	February 2022 — Present
		Senior Vice President, Human Resources, Eaton Corporation, a power management company	July 2019 — January 2022
		Vice President, Human Resources, Eaton Corporation	March 2016 — July 2019
Timothy O’Connor	64	Executive Vice President, Chief Operations Officer, Xcel Energy Inc.	August 2021 — Present
		Executive Vice President, Chief Generation Officer, Xcel Energy Inc.	March 2020 — August 2021
		Senior Vice President, Chief Nuclear Officer, Xcel Energy Services Inc	February 2013 — March 2020
Frank Prager	61	Senior Vice President, Strategy, Security and External Affairs and Chief Sustainability Officer, Xcel Energy Inc.	March 2022 — Present
		Senior Vice President, Strategy, Planning and External Affairs, Xcel Energy Inc.	March 2020 — March 2022
		Vice President, Policy and Federal Affairs, Xcel Energy Services Inc.	January 2015 — March 2020
Amanda Rome	43	Executive Vice President, Group President, Utilities, and Chief Customer Officer, Xcel Energy Inc.	October 2023 — Present
		Interim General Counsel, Xcel Energy Inc.	January 2024 — Present
		Executive Vice President, Chief Legal and Compliance Officer, Xcel Energy Inc.	June 2022 — October 2023
		Executive Vice President, General Counsel, Xcel Energy Inc.	June 2020 — June 2022
		Vice President and Deputy General Counsel, Xcel Energy Services Inc.	October 2019 — June 2020
		Positions of increasing responsibility in the Legal Department, Xcel Energy Services Inc.	July 2015 — October 2019
Brian J. Van Abel	42	Executive Vice President, Chief Financial Officer, Xcel Energy Inc.	March 2020 — Present
		Senior Vice President, Finance and Corporate Development, Xcel Energy Services Inc.	September 2018 — March 2020
		Vice President, Treasurer, Xcel Energy Services Inc.	July 2015 — September 2018
(a) No family relationships exist between any of the executive officers or directors.
(b)In April 2014, Energy Future Holdings Corp., the majority of its subsidiaries, including Texas Competitive Energy Holdings the parent company of Luminant, filed a voluntary bankruptcy petition under Chapter 11 of the United States Bankruptcy Code. Texas Competitive Energy Holdings emerged from Chapter 11 in October 2016.

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
•Impact of adverse weather conditions and natural disasters, including, tornadoes, avalanches, icing events, floods, high winds and droughts.
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
Most utility investments are planned to be used for decades. Transmission and generation investments typically have long lead times and are planned well in advance of in-service dates and typically subject to long-term resource plans. These plans are based on numerous assumptions such as: sales growth, customer usage, commodity prices, economic activity, costs, regulatory mechanisms, customer behavior, available technology and public policy. Xcel Energy’s long-term resource plan is dependent on our ability to obtain required approvals (including regulatory approval in jurisdictions where Xcel Energy operates), develop necessary technical expertise, allocate and coordinate sufficient resources and adhere to budgets and timelines.
In addition, the long-term nature of both our planning processes and our asset lives are subject to risk. The utility sector is undergoing significant change (e.g., increases in energy efficiency, wider adoption of distributed generation and shifts away from fossil fuel generation to renewable generation). Customer adoption of these technologies and increased energy efficiency could result in excess transmission and generation resources, downward pressure on sales growth, and potentially stranded costs if we are not able to fully recover costs and investments.
The magnitude and timing of resource additions and changes in customer demand may not coincide with evolving customer preference for generation resources and end-uses, which introduces further uncertainty into long-term planning. Efforts to electrify the transportation and building sectors to reduce GHG emissions may result in higher electric demand and lower natural gas demand over time. New data centers and crypto mining facilities could generate significant increase in demand. Higher electric demand may require us to adopt new technologies and make significant transmission and distribution investments including advanced grid infrastructure, which increases exposure to overall grid instability and technology obsolescence. Evolving stakeholder preference for lower emissions from generation sources and end-uses, like heating, may impact our resource mix and put pressure on our ability to recover capital investments in natural gas generation and delivery. Multiple states may not agree as to the appropriate resource mix, which may lead to costs to comply with one jurisdiction that are not recoverable across all jurisdictions served by the same assets.
We require inputs such as coal, natural gas, uranium and water. Lack of availability of these resources could jeopardize long-term operations of our facilities or make them uneconomic to operate.
Our utilities are highly dependent on suppliers to deliver components in accordance with short and long-term project schedules.
Our products contain components that are globally sourced from suppliers. A shortage of key components in which an alternative supplier is not identified could significantly impact operations and project plans for Xcel Energy and our customers. Such impacts could include timing of projects and the potential for project cancellation. Failure to adhere to project budgets and timelines could adversely impact our results of operations, financial condition or cash flows.
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
A significant disruption in supply could cause us to seek alternatives at potentially higher costs. Additionally, supply shortages may not be fully resolved, which negatively impacts our ability to provide services to our customers. Failure to provide service due to disruptions may also result in fines, penalties or cost disallowances through the regulatory process. Also, significantly higher energy or fuel costs relative to sales commitments negatively impacts our cash flows and results of operations.
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
Public perception often does not distinguish between pass through commodity costs and base rates. High commodity prices that are passed through to customer bills could impact our ability to recover costs for other improvements and operations.
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
The competition for talent has become increasingly prevalent, and we have experienced increased employee turnover due to the condition of the labor market and decisions related to strategic workforce planning. In addition, specialized knowledge and skills are required for many of our positions, which may pose additional difficulty for us as we work to recruit, retain and motivate employees in this climate.
Failure to hire, adequately train replacement employees, transfer knowledge/expertise or future availability and cost of contract labor may adversely affect the ability to manage and operate our business. Inability to attract and retain these employees could adversely impact our results of operations, financial condition or cash flows.
Our businesses have collective bargaining agreements with labor unions. Failure to renew or renegotiate these contracts could lead to labor disruptions, including strikes or boycotts. Such disruptions or any negotiated wage or benefit increases could have a material adverse impact to our results of operations, financial condition or cash flows.
National unionization efforts could affect our business, as an increase in unionized workers could challenge our operational efficiency and increase costs.
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
We are exposed to risk of employee or third-party contractor fraud or misconduct. All employees and members of the Board of Directors are subject to compliance with our Code of Conduct and are required to participate in annual training. Additionally, suppliers are subject to compliance with our Supplier Code of Conduct.
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

Changes in the long-term cost-effectiveness or to the operating conditions of our assets may result in early retirements of utility facilities. While regulation typically provides cost recovery for these types of changes, there is no assurance that regulators would allow full recovery of all remaining costs.
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
Our credit ratings are subject to change and our credit ratings may be lowered or withdrawn by a rating agency. Significant events including disallowance of costs, use of historic test years, elimination of riders or interim rates, increasing depreciation lives, lower returns on equity, changes to equity ratios and impacts of tax policy may impact our cash flows and credit metrics, potentially resulting in a change in our credit ratings. In addition, our credit ratings may change as a result of the differing methodologies or change in the methodologies used by the various rating agencies.
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
We are subject to credit risks.
Credit risk includes the risk that our customers will not pay their bills, which may lead to a reduction in our cash flow and liquidity and an increase in bad debt expense. Credit risk is comprised of numerous factors including the price of products and services provided, the economy and unemployment rates.
Credit risk also includes the risk that counterparties that owe us money or product will become insolvent and may breach their obligations. Should the counterparties fail to perform, we may be forced to enter into alternative arrangements. In that event, our financial results could be adversely affected and incur losses.
Xcel Energy may have direct credit exposure in our short-term wholesale and commodity trading activity to financial institutions trading for their own accounts or issuing collateral support on behalf of other counterparties. We may also have some indirect credit exposure due to participation in organized markets, (e.g., MISO, SPP, ERCOT and California Independent System Operator), in which any credit losses are socialized to all market participants.
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
The oil and gas industry represents our largest commercial and industrial customer base. Oil and natural gas prices are sensitive to market risk factors which may impact demand.
We face risks related to health epidemics and other outbreaks, which may have a material effect on our financial condition, results of operations and cash flows.
Health epidemics impact countries, communities, supply chains and markets. Uncertainty continues to exist regarding epidemics; the duration and magnitude of business restrictions including shutdowns (domestically and globally); the potential impact on the workforce including shortages of employees and third-party contractors due to quarantine policies, vaccination requirements or government restrictions; impacts on the transportation of goods, and the generalized impact on the economy.
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
A cybersecurity incident or security breach could have a material effect on our business.
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
Xcel Energy’s generation, transmission, distribution and fuel storage facilities, information technology systems and other infrastructure or physical assets as well as information processed in our systems (e.g., information regarding our customers, employees, operations, infrastructure and assets) could be affected by cybersecurity incidents, including those caused by human error.
The utility industry has been the target of several attacks on operational systems and has seen an increased volume and sophistication of cybersecurity incidents from international activist organizations, other countries and individuals. We expect to continue to experience attempts to compromise our information technology and control systems, network infrastructure and other assets. To date, no cybersecurity incident or attack has had a material impact on our business or results of operations.

Cybersecurity incidents could harm our businesses by limiting our generation, transmission and distribution capabilities, delaying our development and construction of new facilities or capital improvement projects to existing facilities, disrupting our customer operations or causing the release of customer information, all of which would likely receive state and federal regulatory scrutiny and could expose us to liability.
Xcel Energy’s generation, transmission systems and natural gas pipelines are part of an interconnected system. Therefore, a disruption caused by the impact of a cybersecurity incident on the regional electric transmission grid, natural gas pipeline infrastructure or other fuel sources of our third-party service providers’ operations, could also negatively impact our business.
Generative Artificial Intelligence, such as large language models like ChatGPT, present a range of challenges and potential risks as we consider impacts to the business. These challenges involve navigating the complexities of creating and deploying AI models that generate content autonomously. Data privacy, legal concerns, and security issues are all risks as this technology continues to be adopted.
Our supply chain for procurement of digital equipment and services may expose software or hardware to these risks and could result in a breach or significant costs of remediation. We are unable to quantify the potential impact of cybersecurity threats or subsequent related actions. Cybersecurity incidents and regulatory action could result in a material decrease in revenues and may cause significant additional costs (e.g., penalties, third-party claims, repairs, insurance or compliance) and potentially disrupt our supply and markets for natural gas, oil and other fuels.
We maintain security measures to protect our information technology and control systems, network infrastructure and other assets. However, these assets and the information they process may be vulnerable to cybersecurity incidents, including asset failure or unauthorized access to assets or information.
A failure or breach of our technology systems or those of our third-party service providers could disrupt critical business functions and may negatively impact our business, our brand, and our reputation. The cybersecurity threat is dynamic and evolves continually, and our efforts to prioritize network protection may not be effective given the constant changes to threat vulnerability.
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
In the event of serious incidents, these agencies may pursue penalties. In addition, certain states have the authority to impose substantial penalties. If a serious reliability, cybersecurity or safety incident did occur, it could have a material effect on our results of operations, financial condition or cash flows.
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
Other potential risks associated with wildfires and other climate events include the inability to secure sufficient insurance coverage, or increased costs of insurance, regulatory recovery risk, and the potential for a credit downgrade and subsequent additional costs to access capital markets.
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

ITEM 1B — UNRESOLVED STAFF COMMENTS
None.

ITEM 1C — CYBERSECURITY
As described in Item 1A – Risk Factors, Xcel Energy operates in an industry that requires the continued operation of sophisticated information technology, control systems and network infrastructure, as such, our business is subject to the risk of interruption by cybersecurity incidents that range from attacks common to most industries, such as phishing and denial-of-service, to attacks from more sophisticated adversaries, including nation state actors, that target the critical infrastructure used in the operation of our business.
The Company has a security risk program in place to identify, assess, manage and report material risks from cybersecurity incidents. As a utility provider, Xcel Energy complies with reliability standards imposed by NERC, including critical infrastructure protection standards related to both cybersecurity and physical security. These standards imposed by NERC, in alignment with the NIST Cybersecurity Framework, are the basis for which Xcel Energy has designed the cybersecurity control framework within its security risk program.
Annually, as part of Xcel Energy’s enterprise risk program, an integrated cybersecurity risk identification and assessment is completed across Xcel Energy’s business, including generation, transmission, distribution and fuel storage facilities, information technology systems and other infrastructure or physical assets as well as information processed in our systems (including systems hosted by third parties) that could be affected by cybersecurity incidents. This analysis includes the impact, likelihood, timeframe and controllability of cybersecurity risks and is presented to the Board of Directors. Management monitors and reviews the results of this analysis, integrating them into the enterprise risk assessment processes and implements appropriate mitigating actions as needed.
Xcel Energy’s cybersecurity policies, standards, practices and readiness are regularly assessed by third-party consultants. These partners are engaged to perform independent penetration testing and other security related services to assist in the prevention, detection, monitoring, mitigation and remediation of cybersecurity incidents and risks. The results of these assessments are communicated to management and the Board of Directors by the Chief Security Officer.
Xcel Energy employs a comprehensive risk based approach to assess the magnitude and significance of a vendor’s risk to the Company. Certain third-party service providers are subject to vendor security risk assessments at the time of integration, contract execution/renewal, and upon detection of any increase in risk profile. Xcel Energy uses a variety of inputs in such risk assessments, including information supplied by providers and third parties (including information analysis centers that share daily threat intelligence and improve organizational agility associated with management of cybersecurity risks). In addition, the Company requires certain third-party service providers to meet appropriate security requirements, controls and responsibilities. The Company deploys periodic monitoring activities to assess compliance with our cybersecurity control framework and investigates security incidents that have impacted our third-party service providers as appropriate.
Management has assigned responsibility for the security risk program to the Chief Security Officer who has extensive experience in critical infrastructure protection, including multiple years of experience with the Department of Defense. The Chief Security Officer is informed about and monitors prevention, detection, mitigation and remediation efforts through a team of security professionals, many of whom are Certified Information Systems Security Professionals, Certified Information Security Managers or have received other cybersecurity certifications. The team has extensive experience selecting, deploying and operating cybersecurity technologies, initiatives and processes that aid in preventing, remediating and mitigating known and unknown cybersecurity threats.
The Chief Security Officer or members of management brief the Board on routine and regular cybersecurity risk and threat updates, typically on a quarterly basis. In the event of a significant threat or incident, management and the Chief Security Officer leverage Xcel Energy’s incident response processes to assess impacts and resolve incidents. When a significant cybersecurity incident occurs, management communicates with the Board of Directors and relevant committees.
The Board of Directors oversees the risks associated with cybersecurity and the physical security of our assets, with information security matters being discussed at each regular board meeting as well as at the ONES and Audit Committee meetings throughout the year.
While the ONES Committee has primary committee responsibility for cybersecurity due to the operational issues involved, the Board of Directors has determined that the topic is of sufficient importance to warrant this comprehensive oversight approach. Augmenting such oversight efforts, the Board of Directors conducts drills to practice its response in a possible emergency situation to ensure it is well prepared and positioned to perform in a possible crisis.
Cybersecurity risks are a part of Xcel Energy’s normal course of business. To date, no cybersecurity incident or attack has had a material impact on our business or results of operations. As of Feb. 21, 2024 there have been no material cybersecurity incidents to report.

ITEM 2 — PROPERTIES
Virtually all of the utility plant property of the operating companies is subject to the lien of their respective first mortgage bond indentures.

NSP-Minnesota Station, Location and Unit at Dec. 31, 2023	Fuel	Installed	MW (a)
Steam:
A.S. King-Bayport, MN, 1 Unit	Coal	1968	511
Sherco-Becker, MN
Unit 1	Coal	1976	680
Unit 2	Coal	1977	682	(b)
Unit 3	Coal	1987	517	(c)
Monticello, MN, 1 Unit	Nuclear	1971	617
PI-Welch, MN
Unit 1	Nuclear	1973	521
Unit 2	Nuclear	1974	519
Various locations, 4 Units	Wood/RDF	Various	36	(d)
Combustion Turbine:
Angus Anson-Sioux Falls, SD, 3 Units	Natural Gas	1994 - 2005	343
Black Dog-Burnsville, MN, 3 Units	Natural Gas	1987 - 2018	491
Blue Lake-Shakopee, MN, 6 Units	Natural Gas/Oil	1974 - 2005	454
High Bridge-St. Paul, MN, 3 Units	Natural Gas	2008	530
Inver Hills-Inver Grove Heights, MN, 8 Units	Natural Gas/ Oil	1972 - 1996	276
Riverside-Minneapolis, MN, 3 Units	Natural Gas	2009	454
Hydro:
Hennepin Island-Minneapolis, MN 5 Units	Hydro	1954-1955	6
Wind:
Blazing Star 1-Lincoln County, MN, 100 Units	Wind	2020	200	(e)
Blazing Star 2-Lincoln County, MN, 100 Units	Wind	2021	200	(e)
Border-Rolette County, ND, 75 Units	Wind	2015	148	(e)
Community Wind North-Lincoln County, MN, 12 Units	Wind	2020	26	(e)
Courtenay Wind-Stutsman County, ND, 100 Units	Wind	2016	190	(e)
Crowned Ridge 2-Grant County, SD, 88 Units	Wind	2020	192	(e)
Dakota Range, SD, 72 Units	Wind	2022	298	(e)
Foxtail-Dickey County, ND, 75 Units	Wind	2019	150	(e)
Freeborn-Freeborn County, MN, 100 Units	Wind	2021	200	(e)
Grand Meadow-Mower County, MN, 67 Units (f)	Wind	2008	99	(e)
Jeffers-Cottonwood County, MN, 20 Units	Wind	2020	43	(e)
Lake Benton-Pipestone County, MN, 44 Units	Wind	2019	99	(e)
Mower-Mower County, MN, 43 Units	Wind	2021	91	(e)
Nobles-Nobles County, MN, 133 Units	Wind	2010	200	(e)
Northern Wind-Murray County, MN, 37 Units (g)	Wind	2023	92	(e)
Pleasant Valley-Mower County, MN, 100 Units	Wind	2015	196	(e)
Rock Aetna - Murray County, MN, 8 Units	Wind	2022	20	(e)
		Total	9,081
(a)Summer 2023 net dependable capacity. Wind is presented as net maximum capacity.
(b)Retired on Dec. 31, 2023.
(c)Based on NSP-Minnesota’s ownership of 59%.
(d)RDF is made from municipal solid waste.
(e)Net maximum capacity is attainable only when wind conditions are sufficiently available. Typical average capacity factors are 35-50% for wind facilities. For the year ended Dec. 31, 2023, NSP-Minnesota’s wind facilities had a weighted-average capacity factors of 43%.
(f)Repowered in 2023.
(g)Purchased in 2023.

NSP-Wisconsin Station, Location and Unit at Dec. 31, 2023	Fuel	Installed	MW (a)
Steam:
Bay Front-Ashland, WI, 2 Units	Wood/Natural Gas	1948 - 1956	41
French Island-La Crosse, WI, 2 Units	Wood/RDF	1940 - 1948	16	(b)
Combustion Turbine:
French Island-La Crosse, WI, 2 Units	Oil	1974	119
Wheaton-Eau Claire, WI, 5 Units	Natural Gas/Oil	1973	240
Hydro:
Various locations, 62 Units	Hydro	Various	135
		Total	551
(a)Summer 2023 net dependable capacity.
(b)RDF is made from municipal solid waste.

PSCo Station, Location and Unit at Dec. 31, 2023	Fuel	Installed	MW (a)
Steam:
Comanche-Pueblo, CO
Unit 2	Coal	1975	330
Unit 3	Coal	2010	500	(b)
Craig-Craig, CO, 2 Units	Coal	1979 - 1980	82	(c)
Hayden-Hayden, CO, 2 Units	Coal	1965 - 1976	233	(d)
Pawnee-Brush, CO, 1 Unit	Coal	1981	505
Cherokee-Denver, CO, 1 Unit	Natural Gas	1968	310
Combustion Turbine:
Blue Spruce-Aurora, CO, 2 Units	Natural Gas	2003	264
Cherokee-Denver, CO, 3 Units	Natural Gas	2015	576
Fort St. Vrain-Platteville, CO, 6 Units	Natural Gas	1972 - 2009	1,022
Manchief, CO, 2 Units	Natural Gas	2000	250
Rocky Mountain-Keenesburg, CO, 3 Units	Natural Gas	2004	592
Various locations, 8 Units	Natural Gas	Various	247
Hydro:
Cabin Creek-Georgetown, CO
Pumped Storage, 2 Units	Hydro	1967	210
Various locations, 6 Units	Hydro	Various	23
Wind:
Rush Creek, CO, 300 units	Wind	2018	582	(e)
Cheyenne Ridge, CO, 229 units	Wind	2020	477	(e)
		Total	6,203
(a)Summer 2023 net dependable capacity. Wind is presented as net maximum capacity.
(b)Based on PSCo’s ownership of 67%.
(c)Based on PSCo’s ownership of 10%.
(d)Based on PSCo’s ownership of 76% of Unit 1 and 37% of Unit 2.
(e)Net maximum capacity is attainable only when wind conditions are sufficiently available. Typical average capacity factors are 35-50% for wind facilities. For the year ended Dec. 31, 2023, PSCo’s wind facilities had a weighted-average capacity factors of 43%.

SPS Station, Location and Unit at Dec. 31, 2023	Fuel	Installed	MW (a)
Steam:
Cunningham-Hobbs, NM, 1 Unit	Natural Gas	1957 - 1965	183	(b)
Harrington-Amarillo, TX, 3 Units	Coal	1976 - 1980	1,018
Jones-Lubbock, TX, 2 Units	Natural Gas	1971 - 1974	486
Maddox-Hobbs, NM, 1 Unit	Natural Gas	1967	112
Nichols-Amarillo, TX, 3 Units	Natural Gas	1960 - 1968	457
Plant X-Earth, TX, 1 Unit	Natural Gas	1952 - 1964	190	(b)
Tolk-Muleshoe, TX, 2 Units	Coal	1982 - 1985	1,067
Combustion Turbine:
Cunningham-Hobbs, NM, 2 Units	Natural Gas	1997	207
Jones-Lubbock, TX, 2 Units	Natural Gas	2011 - 2013	334
Maddox-Hobbs, NM, 1 Unit	Natural Gas	1963 - 1976	61
Wind:
Hale-Plainview, TX, 239 Units	Wind	2019	478	(c)
Sagamore-Dora, NM, 240 Units	Wind	2020	507	(c)
		Total	5,100
(a)Summer 2023 net dependable capacity. Wind is presented as net maximum capacity.
(b)Retired unit(s) in 2023.
(c)Net maximum capacity is attainable only when wind conditions are sufficiently available. Typical average capacity factors are 35-50% for wind facilities. For the year ended Dec. 31, 2023 SPS’ wind facilities had a weighted-average capacity factors of 48%.
Electric utility overhead and underground transmission and distribution lines at Dec. 31, 2023:

Conductor Miles	NSP-Minnesota	NSP-Wisconsin	PSCo	SPS
Transmission
500 KV	2,916	—	—	—
345 KV	12,845	3,019	5,421	11,701
230 KV	2,300	—	12,244	9,854
161 KV	626	1,818	—	—
138 KV	—	—	92	—
115 KV	8,071	1,862	4,994	14,896
Less than 115 KV	6,640	5,467	1,782	4,494
Total Transmission	33,398	12,166	24,533	40,945

Distribution
Less than 115 KV	83,854	27,971	80,176	23,965

Total	117,252	40,137	104,709	64,910
Electric utility transmission and distribution substations at Dec. 31, 2023:

	NSP-Minnesota	NSP-Wisconsin	PSCo	SPS
Substations	353	201	233	449
Natural gas utility mains at Dec. 31, 2023:

Miles	NSP-Minnesota	NSP-Wisconsin	PSCo	SPS	WGI
Transmission	78	3	2,024	20	11
Distribution	10,894	2,564	23,494	—	—

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

ITEM 4 — MINE SAFETY DISCLOSURES
None.
PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Stock Data
Xcel Energy Inc.’s common stock is listed on the Nasdaq Global Select Market (Nasdaq). The trading symbol is XEL. The number of common stockholders of record as of Feb. 15, 2024 was 45,486.
The following compares our cumulative TSR on common stock with the cumulative TSR of the EEI Investor-Owned Electrics Index and the S&P 500 Composite Stock Price Index over the last five years.
The EEI Investor-Owned Electrics Index (market capitalization-weighted) included 39 companies at year-end and is a broad measure of industry performance.
Comparison of Five Year Cumulative Total Return*
*    $100 invested on Dec. 31, 2018 in stock or index — including reinvestment of dividends. Fiscal years ended Dec. 31.

Purchases of Equity Securities by Issuer and Affiliated Purchasers
For the quarter ended Dec. 31, 2023, no equity securities that are registered by Xcel Energy Inc. pursuant to Section 12 of the Securities Exchange Act of 1934 were purchased by or on behalf of us or any of our affiliated purchasers.

ITEM 6 — [RESERVED]

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Non-GAAP Financial Measures
The following discussion includes financial information prepared in accordance with GAAP, as well as certain non-GAAP financial measures such as ongoing ROE, ongoing earnings and ongoing diluted EPS. Generally, a non-GAAP financial measure is a measure of a company’s financial performance, financial position or cash flows that is adjusted from measures calculated and presented in accordance with GAAP.
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
The following table provides a reconciliation of GAAP earnings (net income) to ongoing earnings:

(Millions of Dollars)	2023	2022
GAAP net income	$1,771	$1,736
Loss on Comanche Unit 3 litigation	35	—
Workforce reduction expenses	72	—
Less: tax effect of adjustments	(27)	—
Ongoing earnings	$1,851	$1,736

	Twelve Months Ended Dec. 31, 2023
Diluted Earnings (Loss) Per Share	GAAP Diluted EPS	Impact of Adjustments	Ongoing Diluted EPS
NSP-Minnesota	$1.28	$0.04	$1.32
PSCo (a)	1.26	0.08	1.33
SPS	0.70	0.01	0.71
NSP-Wisconsin	0.25	—	0.25
Earnings from equity method investments — WYCO	0.04	—	0.04
Regulated utility (a)	3.52	0.14	3.66
Xcel Energy Inc. and Other	(0.31)	—	(0.31)
Total (a)	$3.21	0.14	$3.35

	Twelve Months Ended Dec. 31, 2022
Diluted Earnings (Loss) Per Share	GAAP Diluted EPS	Impact of Adjustments	Ongoing Diluted EPS
NSP-Minnesota	$1.23	$—	$1.23
PSCo	1.33	—	1.33
SPS	0.64	—	0.64
NSP-Wisconsin	0.23	—	0.23
Earnings from equity method investments — WYCO	0.04	—	0.04
Regulated utility (a)	3.47	—	3.47
Xcel Energy Inc. and Other	(0.29)	—	(0.29)
Total (a)	$3.17	—	$3.17
(a)Amounts may not add due to rounding.
Comanche Unit 3 Litigation — In the third quarter of 2023, PSCo recognized a $34 million loss due to a jury verdict in Denver County District Court awarding CORE lost power damages and other costs. PSCo intends to file an appeal of this decision. Given the non-recurring nature of this specific item, it has been excluded from ongoing earnings.
See Note 12 to the consolidated financial statements for further information.
Workforce Reduction — In 2023, Xcel Energy implemented workforce actions to align resources and investments with our evolving business and customer needs, and streamline the organization for long-term success. Xcel Energy initiated a voluntary retirement program, under which approximately 400 eligible non-bargaining employees retired. Xcel Energy also eliminated approximately 150 non-bargaining employees through an involuntary severance program.
Total workforce reduction expenses of $72 million were recorded in the fourth quarter of 2023. Given the non-recurring nature of this item, it has been excluded from ongoing earnings.
See Note 15 to the consolidated financial statements for further information.

Results of Operations
Diluted EPS for Xcel Energy at Dec. 31:

	2023	2022
Diluted Earnings (Loss) Per Share	GAAP Diluted EPS	GAAP Diluted EPS
NSP-Minnesota	$1.28	$1.23
PSCo	1.26	1.33
SPS	0.70	0.64
NSP-Wisconsin	0.25	0.23
Earnings from equity method investments — WYCO	0.04	0.04
Regulated utility (a)	3.52	3.47
Xcel Energy Inc. and Other	(0.31)	(0.29)
GAAP Diluted EPS (a)	3.21	3.17
Loss on Comanche Unit 3 litigation	0.05	—
Workforce reduction expenses	0.09	—
Ongoing Diluted EPS (a)	$3.35	$3.17
(a)Amounts may not add due to rounding.
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
2023 Comparison with 2022
Xcel Energy — GAAP diluted earnings were $3.21 per share compared to $3.17 per share in 2022 and ongoing diluted earnings were $3.35 per share in 2023, compared with $3.17 per share in 2022. The increase in ongoing earnings per share was driven by increased recovery of infrastructure investments, higher sales and demand and lower O&M expenses, partially offset by higher depreciation and interest charges and unfavorable weather.
Fluctuations in electric and natural gas revenues associated with changes in fuel and purchased power and/or natural gas sold and transported generally do not significantly impact earnings (changes in costs are offset by the related variation in revenues).
NSP-Minnesota — GAAP earnings increased $0.05 per share and ongoing earnings increased $0.09 per share for 2023 compared to 2022. The change to ongoing earnings was driven by increased recovery of electric infrastructure investments, partially offset by increased interest charges and unfavorable weather.
PSCo — GAAP earnings decreased $0.07 per share and ongoing earnings was flat for 2023 compared to 2022. Ongoing earnings primarily reflects higher recovery of infrastructure investment and lower O&M expenses, which were partially offset by increased depreciation, interest charges and unfavorable weather.
SPS — GAAP earnings increased $0.06 per share and ongoing earnings increased $0.07 per share for 2023 compared to 2022. Ongoing earnings were largely impacted by regulatory rate outcomes, sales growth, partially offset by increased depreciation, interest charges and unfavorable weather.
NSP-Wisconsin — GAAP and ongoing earnings increased $0.02 per share for 2023 compared to 2022. The increase in ongoing earnings was primarily a result of higher recovery of electric infrastructure investment, partially offset by unfavorable weather and, higher depreciation, O&M expenses and interest charges.
Xcel Energy Inc. and Other — Primarily includes financing costs and interest income at the holding company and earnings from EIP funds equity method investments. Fluctuations from 2022 levels were largely attributable to increased interest rates.
Changes in Diluted EPS
Components significantly contributing to changes in EPS:

2023 vs. 2022
Diluted Earnings (Loss) Per Share	Dec. 31
GAAP and ongoing diluted EPS — 2022	$3.17

Components of change — 2023 vs. 2022
Higher electric revenues, net of electric fuel and purchased power	0.07
Lower O&M expenses	0.06
Lower conservation and demand side management expenses (offset in electric revenues)	0.06
Higher other income (expense)	0.05
Lower taxes (other than income taxes)	0.04
Higher natural gas revenues, net of cost of natural gas sold and transported	0.03
Higher interest expense	(0.14)
Higher depreciation and amortization	(0.05)
Workforce reduction expenses	(0.09)
Loss on Comanche Unit 3 litigation	(0.05)
Other (net)	0.06
GAAP diluted EPS — 2023	$3.21
Workforce reduction expenses	0.09
Loss on Comanche Unit 3 litigation	0.05
Ongoing diluted EPS — 2023	$3.35
ROE for Xcel Energy and its utility subsidiaries:

	2023		2022
ROE	GAAP ROE	Ongoing ROE	GAAP and Ongoing ROE
NSP-Minnesota	8.82%	9.11%	8.76%
PSCo	7.32	7.77	8.23
SPS	9.80	9.98	9.36
NSP-Wisconsin	10.38	10.67	10.57
Operating Companies	8.45	8.79	8.74
Xcel Energy	10.33	10.79	10.76
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
As a result, weather deviations from normal levels can affect Xcel Energy’s financial performance. However, electric decoupling mechanisms in Colorado (mechanism expired in September 2023) and electric sales true-up mechanisms in Minnesota and gas decoupling mechanism in Minnesota predominately mitigate the positive and adverse impacts of weather in those jurisdictions.

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
Percentage increase (decrease) in normal and actual HDD, CDD and THI:

	2023 vs. Normal	2022 vs. Normal	2023 vs. 2022
HDD	(7.3)%	6.5%	(12.9)%
CDD	5.2	23.7	(13.8)
THI	16.0	5.6	9
Weather — Estimated impact of temperature variations on EPS compared with normal weather conditions:

	2023 vs. Normal	2022 vs. Normal	2023 vs. 2022
Retail electric	$0.013	$0.138	$(0.125)
Decoupling and sales true-up	(0.007)	(0.061)	0.054
Electric total	$0.006	$0.077	$(0.071)
Firm natural gas	(0.010)	0.037	(0.047)
Decoupling	$0.013	$—	$0.013
Gas total	$0.003	$0.037	$(0.034)
Total	$0.009	$0.114	$(0.105)
Sales — Sales growth (decline) for actual and weather-normalized sales:

	2023 vs. 2022
	NSP-Minnesota	PSCo	SPS	NSP-Wisconsin	Xcel Energy
Actual
Electric residential	(0.5)%	(4.0)%	(3.0)%	(2.6)%	(2.3)%
Electric C&I	(1.1)	(1.9)	5.2	(0.5)	0.5
Total retail electric sales	(0.9)	(2.6)	3.6	(1.1)	(0.3)
Firm natural gas sales	(12.0)	(1.5)	N/A	(12.6)	(5.7)

	2023 vs. 2022
	NSP-Minnesota	PSCo	SPS	NSP-Wisconsin	Xcel Energy
Weather-normalized
Electric residential	1.0%	1.6%	1.1%	0.1%	1.2%
Electric C&I	(1.1)	(0.4)	5.3	(0.4)	1.0
Total retail electric sales	(0.4)	0.3	4.5	(0.3)	1.0
Firm natural gas sales	—	2.3	N/A	(0.4)	1.4

Annual weather-normalized electric sales growth (decline)
•NSP-Minnesota — Residential sales increased due to a 1.2% increase in customers outpacing declines in use per customer. The decline in C&I sales was due to lower use per customer, particularly due to weakness in the manufacturing sector compared to prior year.
•PSCo — Residential sales increased due to increased use per customer and a 1.3% increase in customers. The decline in C&I sales was attributable to decreased use per customer, primarily in the manufacturing sector.
•SPS — Residential sales growth was primarily attributable to a 0.7% increase in customers and increased use per customer. C&I sales increased due to higher use per customer, primarily driven by the energy sector.
•NSP-Wisconsin — The C&I sales decline was associated with lower use per customer, experienced primarily in the transportation and manufacturing sectors.
Annual weather-normalized natural gas sales growth (decline)
•Natural gas sales reflect 1.2% residential and 0.7% C&I customer growth and an increase in C&I use per customer at PSCo. Partially offsetting these increases were lower use per residential customer in all jurisdictions.
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
Electric Revenues, Fuel and Purchased Power and Electric Margin

(Millions of Dollars)	2023	2022
Electric revenues	$11,446	$12,123
Electric fuel and purchased power	(4,278)	(5,005)
Electric margin	$7,168	$7,118

Change in Electric Margin

(Millions of Dollars)	2023 vs. 2022
Regulatory rate outcomes (MN, CO, TX, NM, WI, SD and MI)	$100
Non-fuel riders	89
Sales and demand (a)	57
Wholesale transmission (net)	28
Revenue recognition of the Texas rate case surcharge (b)	(85)
Estimated impact of weather (net of decoupling/sales true-up)	(51)
Conservation and demand side management (offset in expense)	(43)
PTCs flowed back to customers (offset by lower ETR)	(28)
Other (net)	(17)
Total increase	$50
(a)Sales excludes weather impact, net of partial decoupling in Colorado (mechanism expired in September 2023) and sales true-up mechanism in Minnesota.
(b)The decline in electric margin is due to the recognition of the Texas rate case outcome in the second quarter of 2022, which was largely offset by recognition of previously deferred costs.
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
Natural Gas Revenues, Cost of Natural Gas Sold and Transported and Natural Gas Margin

(Millions of Dollars)	2023	2022
Natural gas revenues	$2,645	$3,080
Cost of natural gas sold and transported	(1,456)	(1,910)
Natural gas margin	$1,189	$1,170
Change in Natural Gas Margin

(Millions of Dollars)	2023 vs. 2022
Regulatory rate outcomes (CO, WI, MI)	$50
Estimated impact of weather (net of decoupling)	(25)
Other (net)	(6)
Total increase	$19
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses decreased $47 million in 2023, primarily due to the impact of management cost containment efforts, the exit of our appliance repair services business and the change in deferred costs associated with the Texas Electric Rate Cases (offset in Electric revenues), offset by higher bad debt expenses, the impact of inflationary pressures, including labor, and timing of unplanned maintenance at generating plants.
Depreciation and Amortization — Depreciation and amortization increased $35 million for the year, primarily related to system expansion, offset by the change in deferred costs associated with the Texas Electric Rate Case and depreciation life extensions implemented in the Minnesota Electric Rate Case.
Taxes (other than Income Taxes) —Taxes (other than income taxes) decreased $31 million in 2023, primarily due to lower property tax expense (lower tax rates in Minnesota offset by increase in Colorado) and deferrals related to the Minnesota Electric Rate Case and Texas Electric Rate Case.
Other Income (Expense) — Other income (expense) increased $35 million for the year, primarily related to rabbi trust performance, which is primarily offset in employee benefit cost in O&M expenses.
Interest Charges — Interest charges increased $102 million in 2023. The increase was largely due to higher long-term debt levels to fund capital investments and higher interest rates.
Xcel Energy Inc. and Other Results
Net income and diluted EPS contributions of Xcel Energy Inc. and its nonregulated businesses:

(Millions of Dollars)	2023	2022
Xcel Energy Inc. financing costs	$(174)	$(153)
Venture Holdings (a)	3	5
Xcel Energy Inc. taxes and other results	(2)	(12)
Total Xcel Energy Inc. and other costs	$(173)	$(160)

(Diluted Earnings (Loss) Per Share)	2023	2022
Xcel Energy Inc. financing costs	$(0.32)	$(0.28)
Venture Holdings (a)	0.01	0.01
Xcel Energy Inc. taxes and other results	—	(0.02)
Total Xcel Energy Inc. and other costs	$(0.31)	$(0.29)
(a)Amounts include gains or losses associated with EIP investments.
Xcel Energy Inc.’s results include interest charges, which are incurred at Xcel Energy Inc. and are not directly assigned to individual subsidiaries.
2022 Comparison with 2021
A discussion of changes in Xcel Energy’s results of operations, cash flows and liquidity and capital resources from the year ended Dec. 31, 2021 to Dec. 31, 2022 can be found in Part II, “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year 2022, which was filed with the SEC on Feb. 23, 2023. However, such discussion is not incorporated by reference into, and does not constitute a part of, this Annual Report on Form 10-K.

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

DOT	Pipeline safety compliance.
Minnesota Office of Pipeline Safety	Pipeline safety compliance.
Recovery Mechanisms

Mechanism	Additional Information
CIP Rider (a)	Recovers costs of conservation and DSM programs.
Customer Protection Mechanisms	MISO capacity revenue tracker, property tax tracker, annual incentive plan, capital true-up, and deferred tax asset refund are all mechanisms that mitigate the impact of changes to costs as compared to a baseline for NSP-Minnesota customers.
Decoupling	Measures natural gas revenues against a baseline revenue per-customer for all Minnesota gas customers in classes with more than 50 customers.
FCA	Recovers prudently incurred costs of fuel related items and purchased energy (Minnesota, North Dakota and South Dakota).
GUIC Rider
Recovers costs for transmission and distribution pipeline integrity management programs, including funding for pipeline assessments, deferred costs for sewer separation and pipeline integrity management programs in Minnesota.

Infrastructure Rider	Recovers costs for investments in generation in South Dakota.
Purchased Gas Adjustment
Provides for prospective monthly rate adjustments in Minnesota and North Dakota for costs of purchased natural gas, transportation and storage service. Includes a true-up process for difference between projected and actual costs.

Renewable Development Fund	Allocates money collected from customers to support research and development of emerging renewable energy projects and technologies in Minnesota.
Renewable Energy Rider	Recovers cost of renewable generation in North Dakota.
RES	Recovers cost of renewable generation in Minnesota.
Sales True-up	Mitigates the impact of changes to sales levels as compared to a baseline for all Minnesota electric customers.
Transmission Cost Recovery	Recovers costs for investments in Minnesota, North Dakota, and South Dakota for electric transmission and distribution grid modernization.
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
In July 2023, the MPUC approved a three-year rate increase of approximately $332 million for 2022-2024, based on a ROE of 9.25% and an equity ratio of 52.5%. The MPUC also approved a continuation of the sales true-up mechanism.
In October 2023, the MPUC denied NSP-Minnesota’s request for reconsideration of certain aspects of the decision. NSP-Minnesota filed an appeal of the decision to the Minnesota Court of Appeals in November 2023.
2024 Minnesota Natural Gas Rate Case — In November 2023, NSP-Minnesota filed a request with the MPUC for an annual natural gas rate increase of approximately $59 million, or 9.6%. The request is based on a ROE of 10.2%, a 52.5% equity ratio and a 2024 forward test year with rate base of approximately $1.27 billion. In Dec. 2023, the MPUC approved NSP-Minnesota’s request for interim rates, subject to refund, of approximately $51 million (implemented on Jan. 1, 2024).
Next steps in the procedural schedule are expected to be as follows:
•Intervenor direct testimony: April 19, 2024
•Rebuttal testimony: May 24, 2024
•Evidentiary hearings: July 10-12, 2024
•ALJ Report: October 28, 2024
•MPUC Order Due: March 14, 2025

2024 North Dakota Natural Gas Rate Case — In December 2023, NSP-Minnesota filed a request with the NDPSC for an annual natural gas rate increase of approximately $8 million, or 9.4%. The filing is based on a ROE of 10.2%, a 52.5% equity ratio and a 2024 forecast test year with rate base of approximately $168 million. NSP-Minnesota requested interim rates, subject to refund, of approximately $8 million to be implemented on March 1, 2024.
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
Nuclear Spent Fuel Storage — NSP-Minnesota has interim on-site storage for spent nuclear fuel at its Monticello and PI nuclear generating plants. Authorized storage capacity is sufficient to allow NSP-Minnesota to operate until the end of the current operating licenses in 2030 for Monticello, 2033 for PI Unit 1, and 2034 for PI Unit 2.
In February 2023, NSP-Minnesota filed a CON with the MPUC for additional storage at PI to support possible life extension to 2054.
In October 2023, the MPUC issued an order approving NSP-Minnesota’s application for a CON for additional spent fuel storage (existing Independent Spent Fuel Storage Installation) at the Monticello Nuclear Power Generating Plant to allow continued operation of the Monticello Plant until 2040.
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

Recently Concluded Regulatory Proceedings
Wisconsin Rate Case — In 2023, NSP-Wisconsin filed a Wisconsin rate case seeking a revised electric increase of $25 million and a natural gas increase of $7 million. The filing was based on a 2024 forecast test year, a ROE of 10.25%, an equity ratio of 52.5% and a forecasted average net rate base of approximately $2.1 billion for the electric utility and $284 million for the natural gas utility.

In December 2023, the PSCW approved a ROE of 9.8% and an equity ratio of 52.5% as well as a rate increase of approximately $1 million for the electric utility. Adjustments to NSP-Wisconsin’s rate request included removal of a proposed residential affordability program and other earnings neutral adjustments and fuel and purchased power costs. The PSCW also approved a $5 million rate increase for the natural gas utility in 2024. The new rates were implemented on Jan. 1, 2024.
NSP System
Pending and Recently Concluded Regulatory Proceedings
2022 Upper Midwest IRP Resource Acquisition — Following the MPUC’s approval of NSP-Minnesota and NSP-Wisconsin’s latest IRP in April 2022, NSP-Minnesota and NSP-Wisconsin have been engaged in multiple resource acquisition processes and proceedings to meet the need identified in the IRP for the NSP System.
•In August 2022, NSP-Minnesota and NSP-Wisconsin jointly filed an RFP seeking at least 900 MW of solar or solar plus storage capacity. In May 2023, NSP-Minnesota filed a recommended portfolio, which proposed an additional 250 MW of self-build solar generation at the site of our retiring Sherco coal units and a 100 MW solar PPA located in Wisconsin as part of the resource plan RFP. In September 2023, the MPUC approved the request for 350 MW, subject to a cost cap based on projected costs for the Sherco solar project.
•In the second quarter of 2023, NSP-Minnesota initiated the process with the MPUC for acquisition of 800 MW of firm dispatchable resources. In January 2024, NSP-Minnesota and other companies submitted proposed resources. NSP-Minnesota expects a decision by the fourth quarter of 2024.
•In July 2023, NSP-Wisconsin issued an RFP seeking approximately 650 MW of solar and/or solar plus storage development assets that will be developed in the 2027-2029 timeframe to replace the capacity from the retiring King Generating Station. The RFP closed in September 2023 and bids are being evaluated.
•In October 2023, NSP-Minnesota issued an RFP seeking approximately 1,200 MW of wind development assets to replace capacity and reutilize interconnection rights associated with the retiring Sherco coal facilities. The RFP closed in December 2023 and the NSP-Minnesota expects to file for approval of recommended projects by mid-2024.
2024 Upper Midwest Energy Plan — In February 2024, NSP-Minnesota filed its resource plan with the MPUC. Key components of the plan include the following:
•Reduced carbon emissions by more than 80%, potentially up to 88%, by 2030.
•Extends the operation of Prairie Island and Monticello nuclear plants through the early 2050s.
•Adds 3,600 MW of new wind and solar resources by 2030.
•Adds 600 MW of battery energy storage by 2030.
•Adds more than 2,200 MW of dispatchable resources by 2030.
NSP-Minnesota anticipates a MPUC decision in 2025.
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
NSP-Minnesota also engages in trading activity unrelated to these hedging activities. Sharing of any margins is determined through state regulatory proceedings as well as the operation of the FERC approved joint operating agreement. NSP-Minnesota and NSP-Wisconsin do not serve any wholesale requirements customers at cost-based regulated rates.
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

RTO
PSCo is not presently a member of an RTO and does not operate within an RTO energy market. However, PSCo does make certain sales to other RTO’s, including SPP and participates in the SPP Western Energy Imbalance Service market, an energy imbalance market.

DOT	Pipeline safety compliance.

Recovery Mechanisms

Mechanism	Additional Information
Colorado Energy Plan Adjustment	Recovers the early retirement costs of Comanche Units 1 and 2 to a maximum of 1% of the customer’s bill.
Decoupling	Mechanism to true-up revenue to a baseline amount for residential (excluding lighting and demand) and metered non-demand small C&I classes (pilot program ended Sept. 2023, with amortization of previously deferred amounts expected through 2026).
DSM Cost Adjustment	Recovers electric and gas DSM, interruptible service costs and performance incentives for achieving energy savings goals.
ECA	Recovers fuel and purchased energy costs. Short-term sales margins are shared with customers. The ECA is revised quarterly.
FCA
PSCo recovers fuel and purchased energy costs from wholesale electric customers through a fuel cost adjustment clause approved by the FERC. Wholesale customers pay production costs through a forecasted formula rate subject to true-up.

GCA	Recovers costs of purchased natural gas and transportation and is revised quarterly to allow for changes in natural gas rates.
Purchased Capacity Cost Adjustment	Recovers purchased capacity payments.
RES Adjustment	Recovers the incremental costs of compliance with the RES with a maximum of 1% of the customer’s bill.
Steam Cost Adjustment	Recovers fuel costs to operate the steam system. The Steam Cost Adjustment rate is revised quarterly.
Transmission Cost Adjustment	Recovers costs between rate cases for transmission projects that result in a net increase in capacity or are part of an approved wildfire mitigation plan.
Transportation Electrification Plan	Recovers costs associated with the investment in and adoption of transportation electrification infrastructure.
Pending and Recently Concluded Regulatory Proceedings
Colorado Electric Rate Case — In 2022, PSCo filed a Colorado electric rate case seeking a revised net increase of $253 million. The total request reflected a $303 million increase, which includes $50 million of authorized costs previously recovered through various rider mechanisms. The request was based on a 10.25% ROE, an equity ratio of 55.7% and a 2023 forecast test year with a 2023 average rate base of $11.3 billion.
In September 2023, the CPUC approved a settlement between PSCo and various parties, which included the following terms:
•Retail revenue increase (excluding rider roll-ins) of $95 million (2.96%), based on a 2022 historic test year using year-end rate base with forward looking known and measurable adjustments.
•Weighted-average cost of capital of 6.95% (based on 55.69% equity ratio and 9.3% ROE).
•Termination of the revenue decoupling pilot.
•Continuation of previously authorized trackers and deferrals.
Rates became effective in September 2023.
Colorado Resource Plan — In August 2022, the CPUC approved a settlement for the Colorado Resource Plan, which provides for an expected carbon reduction and the retirement of PSCo’s remaining coal plant by the end of 2030.
In September 2023 (updated in October 2023), PSCo filed its recommended Preferred Portfolio of resources, which proposed a total of 7,521 MW of generation resources, including 4,716 owned MW and 2,805 purchased power MW. The filing also included several other alternative portfolios.
In December 2023, the CPUC approved an alternative portfolio of 5,835 MW. The decision provides an opportunity to assess timing and levels of incremental renewable resources in the Just Transition Plan filing expected to be submitted by June 1, 2024.
Approved portfolio includes the following resources:

Generation Resource (in MW)	Company Owned	PPAs	Total
Wind Resources	1,325	375	1,700
Solar	858	760	1,618
Storage	500	1,348	1,848
Natural Gas	450	219	669
Total	3,133	2,702	5,835
PSCo expects to invest approximately $4.8 billion in generation resources under the alternative portfolio for the benefit of its customers and achieving the state’s clean energy goals. The CPUC did not approve the May Valley to Longhorn Transmission Line, which was estimated at $250 million.
In December 2023, the CPUC approved two PIMs associated with the generation projects in the portfolio, including a two-way sharing measure related to capital construction costs and another related to ongoing levelized energy costs. These PIMs will be further defined in the written order and related proceedings throughout 2024.
In February 2024, PSCo filed an ARRR to seek approval for an updated portfolio, reflecting inclusion of certain back-up bids and clarifications of the application of PIMs.
Colorado Natural Gas Rate Case — In January 2024, PSCo filed a request with the CPUC seeking an increase to retail natural gas rates of $171 million, or an approximately 9.5% increase in the average residential customer bill. The request is based on a 2023 test year, a 10.25% ROE, an equity ratio of 55% and a $4.2 billion retail rate base which includes projected capital additions through Dec. 31, 2023. PSCo has requested a proposed effective date of Nov. 1, 2024.
PSCo has proposed to defer collection of the increased rates until Feb. 15, 2025 (following the expiration of the rider to recover Winter Storm Uri costs) to mitigate customer bill impacts, with revenues for the deferred period collected over a 12-month period beginning on that date.
The request supports fundamental infrastructure investments to serve customers, consistent with PSCo’s obligation to provide safe, reliable service while enabling PSCo to continue to be a leader of the clean energy transition in partnership with the CPUC to achieve clean heat goals.

Revenue Request (millions of dollars)
Changes since 2022 rate case:
Plant related investments (a)	$145
Operations and maintenance, amortization and other expenses	23
Property tax expense	10
Sales growth	(7)
Total base revenue request	$171
(a)Includes approximately $32 million as a result of the increase in ROE from 9.2% to 10.25%.
ECA Fuel Recovery — In December 2022, PSCo filed to recover $123 million of under-recovered 2022 fuel costs over two quarters. In December 2022, the CPUC found that the $123 million should be removed from the proposed ECA rates, and required PSCo to file a separate application to recover these costs.
In 2023, PSCo submitted interim ECA filings to recover $70 million and $25 million, respectively, of the 2022 under-recovered costs.

In the third quarter, PSCo and CPUC Staff filed a settlement allowing for collection of the remaining amount, which after final adjustments was $37 million. In December 2023, the ALJ issued a recommended decision approving the settlement in full. Recovery of costs is expected to begin in the second quarter of 2024.
Colorado Legislation — In May 2023, Colorado Senate Bill 23-291 passed and was signed into law. The bill includes a number of topics including natural gas and electric fuel incentive mechanisms, natural gas planning rules, regulatory filing requirements, and non-recovery of certain expenses (e.g., certain organizational or membership dues, tax penalties or fines).
In November 2023, the CPUC approved PSCo’s natural gas price risk management plan, establishing upper and lower limits for changes in the GCA rate. As a result costs above the upper limit are deferred for future recovery, with interest, and costs below the lower limit are deferred as a reserve against future cost increases.
The legislation also calls for the CPUC to adopt rules to establish fuel cost mechanisms to align the financial incentives of a utility with the interests of the utility’s customers by Jan. 1, 2025. The CPUC issued a request for initial comments on a potential mechanism under which gas utilities would share a percentage, subject to an annual cap, of cost changes in the GCA. A formal rulemaking is expected to commence in the first half of 2024.
Purchased Power and Transmission Service Providers
PSCo meets its system capacity and energy requirements through its fleet of owned and purchased electric generation resources and, when required, the use of demand-side management programs.
Purchased Power — PSCo purchases power from other utilities, energy marketers and independent power producers. Long-term purchased power contracts for dispatchable resources typically require capacity and energy charges. Much of PSCo’s long-term purchased power is for wind, solar and storage resources. PSCo makes short-term purchases to meet system load and energy requirements, replace generation out of service for maintenance, meet operating reserve obligations, or obtain energy at a lower cost.
Energy Markets — PSCo joined the SPP Western Energy Imbalance Service Market in April 2023. This market is an incremental step in the participation in an organized wholesale market. Energy imbalance markets allow participants to buy and sell power close to the time electricity is consumed and gives system operators real-time visibility across neighboring grids. The result improves balancing supply and demand at a lower cost.
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

NMPRC	Retail electric operations, retail rates and services and the construction of transmission or generation. Reviews Integrated Resource Plans for meeting future energy needs.
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

Fuel and Purchased Power Cost Adjustment Clause	Adjusts monthly to recover actual fuel and purchased power costs in New Mexico.
Generation Cost Recovery Rider	Allows recovery of investment in power generation facilities outside of a base rate case proceeding.
Purchased Power Capacity Cost Recovery Factor	Allows recovery of purchased power capacity costs not included in Texas rates.
Renewable Portfolio Standards	Recovers deferred costs for renewable energy programs in New Mexico.
Transmission Cost Recovery Factor	Recovers certain transmission infrastructure improvement costs and changes in wholesale transmission charges not included in Texas base rates.
Wholesale Fuel and Purchased Energy Cost Adjustment
SPS recovers fuel and purchased energy costs from its wholesale customers through a monthly wholesale fuel and purchased energy cost adjustment clause accepted by the FERC. Wholesale customers also pay the jurisdictional allocation of production costs.

Pending and Recently Concluded Regulatory Proceedings
2022 New Mexico Electric Rate Case — In 2022, SPS filed a New Mexico electric rate case seeking a revised revenue increase of $75 million. The request was based on a ROE of 10.75%, an equity ratio of 54.7%, a future test year ending June 30, 2024 and rate base of $2.4 billion.

In October 2023, the NMPRC approved a settlement between SPS, NMPRC Staff, and various parties, which included the following terms:
•Base rate revenue increase of $33 million, based on the filed future test year.
•ROE of 9.5%.
•Equity ratio of 54.7%.
•The reflection in rates of the retirement of Tolk Generation Station from 2034 to 2028.
Rates went into effect in October 2023.
2023 Texas Electric Rate Case — In 2023, SPS filed a Texas electric rate case seeking an increase in base rate revenue of $158 million (14%). The request was based on a ROE of 10.65%, an equity ratio of 54.6% and rate base of $3.6 billion. SPS requested a surcharge from July 13, 2023 through the effective date of new base rates.
In December 2023, SPS, PUCT Staff and intervenors filed a black box settlement. Key terms include:
•A base rate increase of $65 million effective back to July 13, 2023.
•A 9.55% ROE, a 54.51% equity ratio and a 7.11% WACC for purposes of calculating SPS’ allowance for funds used during construction.
•The reflection in rates of the retirement of Tolk Generation Station from 2034 to 2028.
A PUCT decision is expected in the first half of 2024.
SPS and LP&L Termination — SPS and LP&L were parties to a 25-year, 170 MW partial requirements contract serving LP&L. In May 2021, SPS and LP&L finalized a settlement which terminated the contract upon LP&L’s move from the SPP to the ERCOT. Based on the approved de-escalation clause, LP&L paid SPS $66 million in January 2024 to the benefit of SPS’ remaining customers.
2022 All-Source RFP — In July 2023, SPS filed for approval of CCN for a recommended generation portfolio, which includes 418 MW of self-build solar projects and a 36 MW battery. A decision from PUCT and NMPRC is expected in mid-2024.
The second portion of the portfolio includes a November 2023 filing for the approval of PPAs including 48 MW of battery energy storage and 230 MW of existing gas generation. Regulatory decisions on these PPA agreements are expected in Q3 2024.
New Mexico Resource Plan — In October 2023, SPS filed its IRP with the NMPRC, which supports projected load growth and secures replacement energy and capacity for retiring resources. Based on load forecast scenarios, SPS’ initial IRP modeling projects a total resource need ranging from approximately 5,300 MW to 10,200 MW by 2030. Upon acceptance of the IRP, SPS expects to issue an RFP for new generation in mid-2024. The RFP will be evaluated in the latter half of 2024 with portfolio selection expected in early 2025.
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

Other
Supply Chain
Xcel Energy’s ability to meet customer energy requirements, respond to storm-related disruptions, and execute our capital expenditure program are dependent on maintaining an efficient supply chain. Manufacturing processes have experienced disruptions related to the scarcity of certain raw materials and interruptions in production and shipping. Inflationary pressures, labor shortages, and the impact of geopolitical events have further exacerbated these disruptions. Xcel Energy continues to monitor the situation as it remains fluid and seeks to mitigate the impacts by securing alternative suppliers, modifying design standards, and adjusting the timing of work.
Additionally, certain products, components, and equipment, particularly in renewables categories, originate in countries that could face tariffs, fines, or restrictions from government or other regulatory bodies and present a cost and supply risk until there is sufficient capacity and supply base with adequate capacity to meet US needs.
Electric Meters and Transformers
Supply chain issues associated with semiconductors delayed the availability of AMI meters, which led to a reduced number of meters deployed in 2022. Xcel Energy saw significant improvement in meter availability in 2023 and we expect normal conditions in 2024 and going forward. Xcel Energy expects to complete AMI meter deployment in 2025.
Additionally, the availability of certain transformers is an industry-wide issue that has significantly impacted and in some cases resulted in delays to projects and new customer connections. Proposed governmental actions related to transformer efficiency standards may compound these delays in the future. Xcel Energy continues to seek alternative suppliers and prioritize work plans to mitigate the impacts of supply constraints.
Solar Resources
In August 2023, the U.S. Department of Commerce completed its anti-circumvention investigation. It concluded that CSPV solar panels and cells imported from Malaysia, Vietnam, Thailand, and Cambodia would be subject to incremental tariffs ranging from 50% to 250%. These countries account for more than 80% of CSPV panel imports.

An interim stay on tariffs remains in effect until June 2024. Many significant solar projects have resumed with modified costs and projected in-service dates, including the Sherco Solar facility in Minnesota and certain PPAs in PSCo. Further policy action, a change in the interim stay of tariffs, or other restrictions on solar imports (e.g., due to implementation of the Uyghur Forced Labor Protection Act) or disruptions in solar imports from key suppliers could impact project timelines and costs.
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
Joint Targeted Interconnection Queue (JTIQ) Grant
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
As of Dec. 31, 2023 and 2022, Xcel Energy had regulatory assets of $3.4 billion and $3.9 billion, respectively and regulatory liabilities of $6.4 billion and $6.0 billion, respectively. Each subsidiary is subject to regulation that varies from jurisdiction to jurisdiction. If future recovery of costs in any such jurisdiction is no longer probable, Xcel Energy would be required to charge these assets to current net income or other comprehensive income.
At Dec. 31, 2023, in assessing the probability of recovery of recognized regulatory assets, unless otherwise disclosed, Xcel Energy noted no current or anticipated proposals or changes in the regulatory environment that it expects will materially impact the recovery of the assets.
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
Valuation allowances are applied to deferred tax assets if it is more likely than not that at least a portion may not be realized. Accounting for income taxes also requires that only tax benefits that meet the more likely than not recognition threshold can be recognized or continue to be recognized.
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
At Dec. 31, 2023, Xcel Energy set the rate of return on assets used to measure pension costs at 6.93%, which is unchanged from the rate set at Dec. 31, 2022. The rate of return used to measure postretirement health care costs is 5.00% at Dec. 31, 2023, which is unchanged from the rate set in 2022. Xcel Energy’s pension investment strategy includes plan-specific investments that seek to align the investment allocations to optimize risk adjusted return and interest rate risk management based on factors that include the plan’s funded status. This strategy generally results in a greater percentage of interest rate sensitive securities being allocated to plans with higher funded status ratios and a greater percentage of growth assets being allocated to plans having lower funded status ratios.
Xcel Energy set the discount rates used to value the pension obligations and postretirement health care obligations at 5.49% and 5.54% at Dec. 31, 2023, respectively. This represents a 31 basis point and 26 basis point decrease, respectively, from 2022. Xcel Energy uses a bond matching study as its primary basis for determining the discount rate used to value pension and postretirement health care obligations. The bond matching study utilizes a portfolio of high grade (Aa or higher) bonds that matches the expected cash flows of Xcel Energy’s benefit plans in amount and duration.
The effective yield on this cash flow matched bond portfolio determines the discount rate for the individual plans. The bond matching study is validated for reasonableness against the Bank of America US Corporate 15+ Bond Index. In addition, Xcel Energy reviews general actuarial survey data to assess the reasonableness of the discount rate selected.
If Xcel Energy were to use alternative assumptions, a 1% change would result in the following impact on 2023 pension costs:

	Pension Costs
(Millions of Dollars)	+1%	-1%
Rate of return (a)	$(10)	$26
Discount rate (a)	3	8
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
As of Dec. 31, 2023, the initial medical trend cost claim assumptions for Pre-65 was 6.5% and Post-65 was 5.5%. The ultimate trend assumption remained at 4.5% for both Pre-65 and Post-65 claims costs. Xcel Energy bases its medical trend assumption on the long-term cost inflation expected in the health care market, considering the levels projected and recommended by industry experts, as well as recent actual medical cost experienced by Xcel Energy’s retiree medical plan.
Funding contributions in 2023 were $50 million and will remain relatively consistent in future years, with the exception of 2024, when Xcel Energy plans on making a higher contributions as a result of the Voluntary Retirement Program offering in 2023. Investment returns were more than the assumed levels in 2023 and 2021, but were less than the assumed levels in 2022.
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
As differences between actual and expected investment returns are incorporated into the market-related value, amounts are recognized in pension cost over the expected average remaining years of service for active employees (approximately 13 years in 2023).
Xcel Energy currently projects the pension costs recognized for financial reporting purposes will be $59 million in 2024 and $61 million in 2025, while the actual pension costs were $74 million in 2023 and $114 in 2022. The expected decrease in 2024 is primarily due to reductions in the effects or regulations.
Pension funding contributions across all four of Xcel Energy’s pension plans, both voluntary and required, for 2021 - 2024:
•$100 million in January 2024.
•$50 million in 2023.
•$50 million in 2022.
•$131 million in 2021.

Future amounts may change based on actual market performance, changes in interest rates and any changes in governmental regulations. Therefore, additional contributions could be required in the future. Xcel Energy contributed $11 million, $13 million and $15 million during 2023, 2022 and 2021, respectively, to the postretirement health care plans. Xcel Energy expects to contribute approximately $11 million during 2024. Xcel Energy recovers employee benefits costs in its utility operations consistent with accounting guidance with the exception of the areas noted below.
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
•Regulatory Commissions in Texas, New Mexico and FERC jurisdictions allow the recovery of other postretirement benefit costs only to the extent that recognized expense is matched by cash contributions to an irrevocable trust. Xcel Energy has consistently funded at a level to allow full recovery of costs in these jurisdictions.
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
A significant portion of Xcel Energy’s AROs relates to the future decommissioning of NSP-Minnesota’s nuclear facilities. The nuclear decommissioning obligation is funded by the external decommissioning trust fund. Difference between regulatory funding (including depreciation expense less returns from the external trust fund) and expense recognized is deferred as a regulatory asset. The amounts recorded for AROs related to future nuclear decommissioning were $2.1 billion in 2023 and $2.2 billion in 2022.
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
This may require adjustments to recorded results to better reflect updated information that becomes available. The accompanying financial statements reflect management’s best estimates and judgments of the impact of these factors as of Dec. 31, 2023.
See Note 12 to the consolidated financial statements for further information.
Loss Contingencies – Marshall Fire
The outcomes of legal proceedings and claims brought against Xcel Energy related to the Marshall Fire are subject to uncertainty. An estimated loss from a loss contingency such as a legal proceeding or claim is accrued if it is probable of being incurred and the amount of the loss can be reasonably estimated. Each reporting period we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. The process for evaluating any wildfire-related liabilities requires a series of complex judgments about past and future events. Factors such as the cause of the wildfire, the extent and magnitude of potential damages, and the status of investigations and legal proceedings are considered. See Note 12 to the consolidated financial statements for additional information.

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
Fair value of net commodity trading contracts as of Dec. 31, 2023:

	Futures / Forwards Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
NSP-Minnesota (a)	$1	$(3)	$(3)	$—	$(5)
NSP-Minnesota (b)	(1)	(8)	(6)	(1)	(16)
PSCo (a)	—	1	2	—	3
PSCo (b)	(10)	6	2	—	(2)
	$(10)	$(4)	$(5)	$(1)	$(20)

	Options Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
NSP-Minnesota (b)	$—	$—	$9	$8	$17
PSCo (b)	4	—	—	—	4
	$4	$—	$9	$8	$21
(a)Prices actively quoted or based on actively quoted prices.
(b)Prices based on models and other valuation methods.
Changes in the fair value of commodity trading contracts before the impacts of margin-sharing for the years ended Dec. 31:

(Millions of Dollars)	2023	2022
Fair value of commodity trading net contracts outstanding at Jan. 1	$(10)	$(33)
Contracts realized or settled during the period	(2)	(15)
Commodity trading contract additions and changes during the period	13	38
Fair value of commodity trading net contracts outstanding at Dec. 31	$1	$(10)
A 10% increase and 10% decrease in forward market prices for Xcel Energy’s commodity trading contracts would have likewise increased and decreased pretax income from continuing operations, by approximately $4 million at Dec. 31, 2023 and $8 million at Dec. 31, 2022. Market price movements can exceed 10% under abnormal circumstances.
Xcel Energy’s’ commodity trading operations measure the outstanding risk exposure to price changes on contracts and obligations using an industry standard methodology known as VaR. VaR expresses the potential change in fair value of the outstanding contracts and obligations over a particular period of time under normal market conditions.
The VaRs for the NSP-Minnesota and PSCo commodity trading operations, excluding both non-derivative transactions and derivative transactions designated as normal purchases and normal sales, calculated on a consolidated basis using a Monte Carlo simulation with a 95% confidence level and a one-day holding period, were as follows:

(Millions of Dollars)	Year Ended Dec. 31	Average	High	Low
2023	$—	$—	$1	$—
2022	2	1	5	—

Nuclear Fuel Supply — NSP-Minnesota has contracted for its 2024 through 2027 enriched nuclear material requirements, which are in various stages of processing in Canada, Europe and the United States. NSP-Minnesota is scheduled to take delivery of approximately 29% of its average enriched nuclear material requirements from Russia through 2030. Given the evolving situation in Ukraine and its global impacts, we have entered into additional new contracts that cover potential supply interruptions of nuclear material from Russia.
Interest Rate Risk — Xcel Energy is subject to interest rate risk. Our risk management policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives.
A 100 basis point change in the benchmark rate on Xcel Energy’s variable rate debt would impact pretax interest expense annually by approximately $9 million and $8 million in 2023 and 2022, respectively.
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
At Dec. 31, 2023, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $27 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $24 million. At Dec. 31, 2022, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $56 million, while a decrease in prices of 10% would have resulted in an decrease in credit exposure of $47 million.
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

Liquidity and Capital Resources
Cash Flows
Operating Cash Flows

(Millions of Dollars)	Twelve Months Ended Dec. 31
Cash provided by operating activities — 2022	$3,932

Components of change — 2023 vs. 2022
Higher net income	35
Non-cash transactions	88
Changes in working capital	900
Changes in net regulatory and other assets and liabilities	372
Cash provided by operating activities — 2023	$5,327
Net cash provided by operating activities increased by $1,395 million for 2023 as compared to 2022. The increase was largely due to continued collections of prior year deferred net natural gas, fuel and purchased energy costs, as well as the impact of decreased natural gas prices on accounts payable and receivables.
Investing Cash Flows

(Millions of Dollars)	Twelve Months Ended Dec. 31
Cash used in investing activities — 2022	$(4,653)

Components of change — 2023 vs. 2022
Increased capital expenditures	(1,216)
Other investing activities	(57)
Cash used in investing activities — 2023	$(5,926)
Net cash used in investing activities increased by $1,273 million for 2023 as compared to 2022. The increase in capital expenditures was largely due to continued system expansion.
Financing Cash Flows

(Millions of Dollars)	Twelve Months Ended Dec. 31
Cash provided by financing activities — 2022	$666

Components of change — 2023 vs. 2022
Higher debt issuances, net of repayments	80
Lower proceeds from issuance of common stock	(52)
Higher dividends paid to shareholders	(80)
Other financing activities	3
Cash provided by financing activities — 2023	$617
Net cash provided by financing activities decreased by $49 million for 2023 as compared to 2022. The decrease was largely related to the amount/timing of debt issuances and repayments.
See Note 5 to the consolidated financial statements for further information.

Capital Requirements
Xcel Energy has contractual obligations and other commitments that will need to be funded in the future. Xcel Energy expects to have adequate amounts of cash from operating and financing activities to meet both its short-term and long-term cash requirements. Xcel Energy’s financing requirements are dependent on both existing contractual obligations and other commitments, as well as projected capital forecasts. Xcel Energy expects to meet future financing requirements by periodically issuing short-term debt, long-term debt, common stock, hybrid and other securities to maintain desired capitalization ratios. Projected future financing requirements can be impacted by various factors including constraints to supply chain and labor, regulatory lag and inflation.
Material Cash Requirements and Other Commitments

	Payments Due by Period (as of Dec. 31, 2023)
(Millions of Dollars)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Long-term debt, principal and interest payments	$43,659	$1,567	$3,631	$3,564	$34,897
Finance lease obligations	218	10	19	16	173
Operating leases obligations (a)	1,520	277	509	313	421
Unconditional purchase obligations (b) (c)	4,022	1,429	1,267	686	640
Other long-term obligations, including current portion (d)	57	18	27	12	—
Other short-term obligations	591	591	—	—	—
Short-term debt	785	785	—	—	—
Total contractual cash obligations	$50,852	$4,677	$5,453	$4,591	$36,131
(a)Included in operating lease obligations are $244 million, $461 million, $269 million and $259 million, for the less than 1 year, 1 - 3 years, 3 - 5 years and after 5 years categories, respectively, pertaining to PPAs that were accounted for as operating leases.
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
(c)Amounts exclude approximately $1 billion of minimum payments related to SPS’ extension of a non-lease PPA that otherwise expires in 2026, pending PUCT and NMPRC approvals to extend the agreement to 2039. Approval processes are expected to conclude in 2024.
(d)Primarily consists of contracts for information technology services.
Capital Expenditures — Base capital expenditures and incremental capital forecasts:

	Actual	Base Capital Forecast (Millions of Dollars)
By Regulated Utility	2023	2024	2025	2026	2027	2028	2024 - 2028 Total
PSCo	$2,310	$3,300	$5,230	$4,320	$3,620	$2,730	$19,200
NSP-Minnesota	2,370	2,660	2,970	2,380	2,500	2,540	13,050
SPS	750	910	780	660	870	830	4,050
NSP-Wisconsin	450	570	600	570	600	650	2,990
Other (a)	330	(20)	(300)	10	10	10	(290)
Total base capital expenditures	$6,210	$7,420	$9,280	$7,940	$7,600	$6,760	$39,000
(a)Other category includes intercompany transfers for safe harbor wind turbines.

	Actual	Base Capital Forecast (Millions of Dollars)
By Function	2023	2024	2025	2026	2027	2028	2024 - 2028 Total
Electric transmission	$1,320	$1,710	$2,020	$2,450	$2,850	$2,470	$11,500
Electric distribution	1,730	1,770	1,960	2,200	2,200	2,470	10,600
Renewables	350	1,500	2,910	940	240	20	5,610
Electric generation	780	940	1,290	1,050	1,060	600	4,940
Natural gas	780	740	680	630	620	570	3,240
Other	1,250	760	420	670	630	630	3,110
Total base capital expenditures	$6,210	$7,420	$9,280	$7,940	$7,600	$6,760	$39,000
The base plan does not include potential renewable generation additions at the NSP System, SPS and PSCo, which could result in additional capital expenditures of approximately $5 billion. Xcel Energy generally expects to fund additional capital investment with approximately 40% equity and 60% debt.
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
Current estimated financing plans of Xcel Energy for 2024 through 2028 (includes the impact of tax credit transferability):

(Millions of Dollars)
Funding Capital Expenditures
Cash from operations (a)	$22,000
New debt (b)	13,000
Equity through the DRIP and benefit program	500
Other equity	3,500
Base capital expenditures 2024 - 2028	$39,000

Maturing Debt	$3,780
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
Common Stock Dividends — Future dividend levels will be dependent on Xcel Energy’s results of operations, financial condition, cash flows, reinvestment opportunities and other factors, and will be evaluated by the Xcel Energy Inc. Board of Directors. In February 2024, Xcel Energy announced an increase in the annual dividend of 11 cents per share, which represents an increase of 5.3%.
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
Funded status and pension assumptions:

(Millions of Dollars)	Dec. 31, 2023	Dec. 31, 2022
Fair value of pension assets	$2,690	$2,685
Projected pension obligation (a)	2,943	2,871
Funded status	$(253)	$(186)
(a)Excludes non-qualified plan of $12 million and $11 million at Dec. 31, 2023 and 2022, respectively.

Pension Assumptions	2023	2022
Discount rate	5.49%	5.80%
Expected long-term rate of return	6.93	6.93
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
As of Feb. 20, 2024, Xcel Energy Inc. and its utility subsidiaries had the following committed credit facilities available to meet liquidity needs:

(Millions of Dollars)	Facility (a)	Drawn (b)	Available	Cash	Liquidity
Xcel Energy Inc.	$1,500	$486	$1,014	$2	$1,016
PSCo	700	258	442	6	448
NSP-Minnesota	700	273	427	10	437
SPS	500	99	401	3	404
NSP-Wisconsin	150	43	107	8	115
Total	$3,550	$1,159	$2,391	$29	$2,420
(a)Credit facilities expire in September 2027.
(b)Includes outstanding commercial paper and letters of credit.
Registration Statements — Xcel Energy Inc.’s Articles of Incorporation authorize the issuance of one billion shares of $2.50 par value common stock. As of Dec. 31, 2023 and 2022, Xcel Energy had approximately 555 million shares and 550 million shares of common stock outstanding, respectively.
Xcel Energy Inc. and its utility subsidiaries have registration statements on file with the SEC which are uncapped, permitting Xcel Energy Inc. and its utility subsidiaries to issue debt, equity and other securities. Debt issuance at our utility subsidiaries are subject to commission approval.

Planned Financing Activity — Xcel Energy’s 2024 financing plans reflect the following:

Issuer	Security	Amount (Millions of Dollars)	Anticipated Timing	Expected Tenor
Xcel Energy Inc.	Senior Unsecured Notes	$900	First Quarter	10 Year
PSCo	First Mortgage Bonds	1,200	Second Quarter	10 Year and 30 Year
NSP-Minnesota	First Mortgage Bonds	700	First Quarter	30 Year
SPS	First Mortgage Bonds	550	Second Quarter	30 Year
NSP-Wisconsin	First Mortgage Bonds	400	Second Quarter	30 Year
Long-Term Borrowings, Equity Issuances and Other Financing Instruments — Xcel Energy may issue equity through its at-the-market program or other offerings. Financing plans are subject to change, depending on capital expenditures, regulatory outcomes, internal cash generation, market conditions, changes in tax policies and other factors.
See Note 5 to the consolidated financial statements for further information.
Earnings Guidance and Long-Term EPS and Dividend Growth Rate Objectives
Xcel Energy 2024 Earnings Guidance — Xcel Energy’s 2024 ongoing earnings guidance is a range of $3.50 to $3.60 per share.(a)
Key assumptions as compared with 2023 actual levels unless noted:
•Constructive outcomes in all pending rate case and regulatory proceedings.
•Normal weather patterns for the remainder of the year.
•Weather-normalized retail electric sales are projected to increase 2% to 3%.
•Weather-normalized retail firm natural gas sales are projected to be flat.
•Capital rider revenue is projected to increase $70 million to $80 million (net of PTCs).
•O&M expenses are projected to increase 1% to 2%.
•Depreciation expense is projected to increase approximately $250 million to $260 million.
•Property taxes are projected to increase $50 million to $60 million.
•Interest expense (net of AFUDC - debt) is projected to increase $130 million to $140 million, net of interest income.
•AFUDC - equity is projected to increase $45 million to $55 million.
•ETR is projected to be ~(4%) to (6%). The negative ETR is largely offset by PTCs flowing back to customers in the capital riders and fuel mechanisms and is largely earnings neutral. The projected ETR does not reflect the potential impact of nuclear PTCs, which are also expected to flow back to customers.
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
Long-Term EPS and Dividend Growth Rate Objectives — Xcel Energy expects to deliver an attractive total return to our shareholders through a combination of earnings growth and dividend yield, based on the following long-term objectives:
•     Deliver long-term annual EPS growth of 5% to 7% based off of a 2023 actual ongoing earnings base of $3.35 per share.
•    Deliver annual dividend increases of 5% to 7%.
•     Target a dividend payout ratio of 50% to 60%.
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
Xcel Energy Inc. management assessed the effectiveness of Xcel Energy Inc.’s internal control over financial reporting as of Dec. 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we believe that, as of Dec. 31, 2023, Xcel Energy Inc.’s internal control over financial reporting is effective at the reasonable assurance level based on those criteria.
Xcel Energy Inc.’s independent registered public accounting firm has issued an attestation report on Xcel Energy Inc.’s internal control over financial reporting. Its report appears herein.

/s/ ROBERT C. FRENZEL	/s/ BRIAN J. VAN ABEL
Robert C. Frenzel	Brian J. Van Abel
Chairman, President, Chief Executive Officer and Director	Executive Vice President, Chief Financial Officer
Feb. 21, 2024	Feb. 21, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Xcel Energy Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Xcel Energy Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of recovery in future rates of incurred costs and refunds due to customers. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.
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
•We read relevant regulatory orders issued by the Commissions for the Company, other regulatory filings, legal decisions and recommendations being evaluated by the Commissions, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates. We evaluated historic orders for precedents of the Commissions’ treatment of similar costs under similar circumstances. We compared the regulatory orders, filings and other publicly available information to the Company’s recorded regulatory assets and liabilities for completeness.
•We obtained management’s analysis and correspondence from counsel, as appropriate, regarding regulatory assets or liabilities not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery or a future reduction in rates.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 21, 2024

We have served as the Company’s auditor since 2002.

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share data)

	Year Ended Dec. 31
	2023	2022	2021
Operating revenues
Electric	$11,446	$12,123	$11,205
Natural gas	2,645	3,080	2,132
Other	115	107	94
Total operating revenues	14,206	15,310	13,431

Operating expenses
Electric fuel and purchased power	4,278	5,005	4,733
Cost of natural gas sold and transported	1,456	1,910	1,081
Cost of sales — other	49	44	38
Operating and maintenance expenses	2,444	2,491	2,321
Conservation and demand side management expenses	286	331	304
Depreciation and amortization	2,448	2,413	2,121
Taxes (other than income taxes)	657	688	630
Loss on Comanche Unit 3 litigation	35	—	—
Workforce reduction expenses	72	—	—
Total operating expenses	11,725	12,882	11,228

Operating income	2,481	2,428	2,203

Other income (expense), net	22	(13)	5
Earnings from equity method investments	35	36	62
Allowance for funds used during construction — equity	91	75	73

Interest charges and financing costs
Interest charges — includes other financing costs of $32, $31 and $29, respectively	1,055	953	842
Allowance for funds used during construction — debt	(51)	(28)	(26)
Total interest charges and financing costs	1,004	925	816

Income before income taxes	1,625	1,601	1,527
Income tax benefit	(146)	(135)	(70)
Net income	$1,771	$1,736	$1,597

Weighted average common shares outstanding:
Basic	552	547	539
Diluted	552	547	540

Earnings per average common share:
Basic	$3.21	$3.18	$2.96
Diluted	3.21	3.17	2.96

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions)

	Year Ended Dec. 31
	2023	2022	2021

Net income	$1,771	$1,736	$1,597
Other comprehensive income
Pension and retiree medical benefits:
Net pension and retiree medical (losses) gains arising during the period, net of tax	(4)	5	—
Reclassification of losses to net income, net of tax	2	4	8
Derivative instruments:
Net fair value (decrease) increase, net of tax	(2)	16	4
Reclassification of losses to net income, net of tax	3	5	6

Total other comprehensive (loss) income	(1)	30	18
Total comprehensive income	$1,770	$1,766	$1,615
See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)

	Year Ended Dec. 31
	2023	2022	2021
Operating activities
Net income	$1,771	$1,736	$1,597
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,471	2,436	2,143
Nuclear fuel amortization	96	118	114
Deferred income taxes	(59)	(140)	(79)
Allowance for equity funds used during construction	(91)	(75)	(73)
Earnings from equity method investments	(35)	(36)	(62)
Dividends from equity method investments	35	37	42
Provision for bad debts	79	73	60
Share-based compensation expense	25	20	31
Changes in operating assets and liabilities:
Accounts receivable	(27)	(429)	(164)
Accrued unbilled revenues	252	(243)	(149)
Inventories	(98)	(203)	(126)
Other current assets	86	(58)	(34)
Accounts payable	(149)	195	138
Net regulatory assets and liabilities	911	570	(973)
Other current liabilities	200	102	(1)
Pension and other employee benefit obligations	17	(49)	(135)
Other, net	(157)	(122)	(140)
Net cash provided by operating activities	5,327	3,932	2,189

Investing activities
Capital/construction expenditures	(5,854)	(4,638)	(4,244)
Purchase of investment securities	(994)	(1,332)	(757)
Proceeds from the sale of investment securities	959	1,297	743
Other, net	(37)	20	(29)
Net cash used in investing activities	(5,926)	(4,653)	(4,287)

Financing activities
(Repayments of) proceeds from short-term borrowings, net	(28)	(192)	421
Proceeds from issuances of long-term debt	2,630	2,164	2,710
Repayments of long-term debt	(1,151)	(601)	(417)
Proceeds from issuance of common stock	270	322	366
Dividends paid	(1,092)	(1,012)	(935)
Other, net	(12)	(15)	(10)
Net cash provided by financing activities	617	666	2,135

Net change in cash and cash equivalents	18	(55)	37
Cash, cash equivalents and restricted cash at beginning of period	111	166	129
Cash, cash equivalents and restricted cash at end of period	$129	$111	$166

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(945)	$(887)	$(788)
Cash received (paid) for income taxes, net	92	(15)	(4)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$553	$626	$501
Inventory transfers to property, plant and equipment	197	78	87
Operating lease right-of-use assets	238	141	8
Allowance for equity funds used during construction	91	75	73
Issuance of common stock for reinvested dividends and/or equity awards	64	57	60
See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in millions, except share and per share)

	Dec. 31
	2023	2022
Assets
Current assets
Cash and cash equivalents	$129	$111
Accounts receivable, net	1,315	1,373
Accrued unbilled revenues	853	1,105
Inventories	711	803
Regulatory assets	611	1,059
Derivative instruments	104	279
Prepaid taxes	52	54
Prepayments and other	294	360
Total current assets	4,069	5,144

Property, plant and equipment, net	51,642	48,253

Other assets
Nuclear decommissioning fund and other investments	3,599	3,234
Regulatory assets	2,798	2,871
Derivative instruments	76	93
Operating lease right-of-use assets	1,217	1,204
Other	678	389
Total other assets	8,368	7,791
Total assets	$64,079	$61,188

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$552	$1,151
Short-term debt	785	813
Accounts payable	1,668	1,804
Regulatory liabilities	528	418
Taxes accrued	557	569
Accrued interest	251	217
Dividends payable	289	268
Derivative instruments	74	76
Operating lease liabilities	226	217
Other	722	545
Total current liabilities	5,652	6,078

Deferred credits and other liabilities
Deferred income taxes	4,885	4,756
Deferred investment tax credits	60	48
Regulatory liabilities	5,827	5,569
Asset retirement obligations	3,218	3,380
Derivative instruments	86	113
Customer advances	167	181
Pension and employee benefit obligations	469	390
Operating lease liabilities	1,038	1,038
Other	148	147
Total deferred credits and other liabilities	15,898	15,622

Commitments and contingencies
Capitalization
Long-term debt	24,913	22,813
Common stock — 1,000,000,000 shares authorized of $2.50 par value; 554,941,703 and 549,578,018 shares outstanding at Dec. 31, 2023 and Dec. 31, 2022, respectively	1,387	1,374
Additional paid in capital	8,465	8,155
Retained earnings	7,858	7,239
Accumulated other comprehensive loss	(94)	(93)
Total common stockholders’ equity	17,616	16,675
Total liabilities and equity	$64,079	$61,188

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY
(amounts in millions, except per share data; shares in actual amounts)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholders’ Equity
	Shares	Par Value	Additional Paid In Capital

Balance at Dec. 31, 2020	537,438,394	$1,344	$7,404	$5,968	$(141)	$14,575

Net income				1,597		1,597
Other comprehensive income					18	18
Dividends declared on common stock ($1.83 per share)				(989)		(989)
Issuances of common stock	6,586,875	16	387			403
Share-based compensation			12	(4)		8
Balance at Dec. 31, 2021	544,025,269	$1,360	$7,803	$6,572	$(123)	$15,612

Net Income				1,736		1,736
Other comprehensive loss					30	30
Dividends declared on common stock ($1.95 per share)				(1,066)		(1,066)
Issuances of common stock	5,552,749	14	345			359
Share-based compensation			7	(3)		4
Balance at Dec. 31, 2022	549,578,018	$1,374	$8,155	$7,239	$(93)	$16,675

Net income				1,771		1,771
Other comprehensive income					(1)	(1)
Dividends declared on common stock ($2.08 per share)				(1,148)		(1,148)
Issuances of common stock	5,363,685	13	295			308
Share-based compensation			15	(4)		11
Balance at Dec. 31, 2023	554,941,703	$1,387	$8,465	$7,858	$(94)	$17,616

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
Xcel Energy Inc.’s nonregulated subsidiaries include:

Nonregulated Subsidiary	Purpose
Eloigne	Invests in rental housing projects that qualify for low-income housing tax credits.
Capital Services	Procures equipment for construction of renewable generation facilities at other subsidiaries.
Xcel Energy Venture Holdings, Inc.	Invests in limited partnerships, including EIP funds with portfolios of investments in energy technology companies.
Nicollet Project Holdings	Invests in nonregulated assets such as the Minnesota community solar gardens.
Xcel Energy Inc. owns the following additional direct subsidiaries, some of which are intermediate holding companies with additional subsidiaries:

Direct Subsidiary
Xcel Energy Wholesale Group Inc.
Xcel Energy Markets Holdings Inc.
Xcel Energy Ventures Inc.
Xcel Energy Retail Holdings Inc.
Xcel Energy Communication Group Inc.
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
Xcel Energy has evaluated events occurring after Dec. 31, 2023 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.
Use of Estimates — Xcel Energy uses estimates based on the best information available to record transactions and balances resulting from business operations.
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
Estimates and assumptions for recovery of deferred costs and refund of deferred credits are based on specific ratemaking decisions, precedent or other available information. Regulatory assets and liabilities are amortized consistent with the treatment in the rate setting process.
If changes in the regulatory environment occur, the utility subsidiaries may no longer be eligible to apply this accounting treatment and may be required to eliminate regulatory assets and liabilities. Such changes could have a material effect on Xcel Energy’s results of operations, financial condition and cash flows.
See Note 4 for further information.
Income Taxes — Xcel Energy accounts for income taxes using the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Income taxes are deferred for all temporary differences between pretax financial and taxable income and between the book and tax bases of assets and liabilities utilizing rates that are scheduled to be in effect when the temporary differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date.
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
Tax credits are recorded when earned unless there is a requirement to defer the benefit and amortize over the book depreciable lives of related property. The requirement to defer and amortize these credits specifically applies to certain federal ITCs, as determined by tax regulations and Xcel Energy tax elections. For tax credits otherwise eligible to be recognized when earned, Xcel Energy considers the impact of rate regulation to determine if these credits and related adjustments should be deferred as regulatory assets or liabilities.
Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. This evaluation includes consideration of whether tax credits are expected to be sold at a discount and impact the realization of amounts presented as deferred tax assets. Transferable tax credits are accounted for under ASC 740 Income Taxes, and valuation allowances and any adjustments for discounts incurred on sales transactions are recorded to deferred tax expense, typically recovered in the utility subsidiaries’ regulatory mechanisms.
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
Interest and penalties related to income taxes are reported within Other income (expense), net or interest charges in the consolidated statements of income.
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
See Note 7 for further information.
Property, Plant and Equipment and Depreciation in Regulated Operations — Property, plant and equipment is stated at original cost. The cost of plant includes direct labor and materials, contracted work, overhead costs and AFUDC. The cost of plant retired is charged to accumulated depreciation and amortization. Amounts recovered in rates for future removal costs are recorded as regulatory liabilities. Significant additions or improvements extending asset lives are capitalized, while repairs and maintenance costs and replacement of items determined to be less than a unit of property are charged to expense as incurred.
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
Depreciation expense is recorded using the straight-line method over the plant’s commission approved useful life. Actuarial life studies are performed and submitted to the state and federal commissions for review. Upon acceptance by the various commissions, the resulting lives and net salvage rates are used to calculate depreciation. Plant removal costs are typically recognized at the amounts recovered in rates as authorized by the applicable regulator. Accumulated removal costs are reflected in the consolidated balance sheet as a regulatory liability. Depreciation expense, expressed as a percentage of average depreciable property, was approximately 3.6% for 2023, 3.7% for 2022 and 3.5% for 2021.
See Note 3 for further information.
AROs — Xcel Energy records AROs as a liability in the period incurred (if fair value can be reasonably estimated), with the offsetting/associated costs capitalized as a long-lived asset. The liability is generally increased over time by applying the effective interest method of accretion and the capitalized costs are typically depreciated over the useful life of the long-lived asset. Changes resulting from revisions to timing or amounts of expected asset retirement cash flows are recognized as an increase or a decrease in the ARO.
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
Restricted funds for future decommissioning expenditures for NSP-Minnesota’s nuclear facilities are included in nuclear decommissioning fund and other assets on the consolidated balance sheets.
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
Estimated future expenditures to restore sites are treated as a capitalized cost of plant retirement. The depreciation expense levels recoverable in rates include a provision for removal expenses. Removal costs recovered in rates before the related costs are incurred are classified as a regulatory liability.
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
A separate financing component of collections from customers is not recognized as contract terms are short-term in nature. Revenues are net of any excise or sales taxes or fees. The utility subsidiaries recognize physical sales to customers (native load and wholesale) on a gross basis in electric revenues and cost of sales. Revenues and charges for short-term physical wholesale sales of excess energy transacted through RTO/ISOs are also recorded on a gross basis. Other revenues and charges settled/facilitated through an RTO/ISO are recorded on a net basis in cost of sales.
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
As of Dec. 31, 2023 and 2022, the allowance for bad debts was $128 million and $122 million, respectively.
Inventory — Inventory is recorded at the lower of average cost or net realizable value and consisted of the following:

(Millions of Dollars)	Dec. 31, 2023	Dec. 31, 2022
Inventories
Materials and supplies	$377	$330
Fuel	211	201
Natural gas	123	272
Total inventories	$711	$803
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
Fair Value Measurements — Xcel Energy presents cash equivalents, interest rate derivatives, rabbi trust assets, commodity derivatives, pension and postretirement plan assets and nuclear decommissioning fund assets at estimated fair values in its consolidated financial statements.
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
For rabbi trust assets, pension and postretirement plan assets and nuclear decommissioning fund assets, published trading data and pricing models, generally using the most observable inputs available, are utilized to determine fair value for each security.
See Notes 10 and 11 for further information.
Derivative Instruments — Xcel Energy uses derivative instruments in connection with its commodity trading activities, and to manage risk associated with changes in interest rates and utility commodity prices, including forward contracts, futures, swaps and options. Derivatives not qualifying for the normal purchases and normal sales exception are recorded on the consolidated balance sheets at fair value as derivative instruments. Classification of changes in fair value for those derivative instruments is dependent on the designation of a qualifying hedging relationship.
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
Cost of RECs that are utilized to support commodity trading activities are recorded in a similar manner as the associated commodities and are presented on a net basis in electric operating revenues in the consolidated statements of income.

2. Accounting Pronouncements
Recently Issued
Segment Reporting — In November 2023, the FASB issued ASU 2023-07 – Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, which extends the existing requirements for annual disclosures to quarterly periods, and requires that both annual and quarterly disclosures present segment expenses using line items consistent with information regularly provided to the chief operating decision maker. The ASU is effective for annual periods beginning after Dec. 15, 2023 and quarterly periods beginning after Dec. 15, 2024, and Xcel Energy does not expect implementation of the new disclosure guidance to have a material impact to its consolidated financial statements.
Income Taxes — In December 2023, the FASB issued ASU 2023-09 – Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, with new disclosure requirements including presentation of prescribed line items in the effective tax rate reconciliation and disclosures regarding state and local tax payments. The ASU is effective for annual periods beginning after Dec. 15, 2024, and Xcel Energy does not expect implementation of the new disclosure guidance to have a material impact to its consolidated financial statements.

3. Property, Plant and Equipment
Major classes of property, plant and equipment

(Millions of Dollars)	Dec. 31, 2023	Dec. 31, 2022
Property, plant and equipment, net
Electric plant	$52,494	$49,639
Natural gas plant	9,080	8,514
Common and other property	3,190	2,970
Plant to be retired (a)	2,055	2,217
CWIP	2,873	2,124
Total property, plant and equipment	69,692	65,464
Less accumulated depreciation	(18,399)	(17,502)
Nuclear fuel	3,337	3,183
Less accumulated amortization	(2,988)	(2,892)
Property, plant and equipment, net	$51,642	$48,253
(a)Amounts include Sherco 1 and 3 and A.S. King for NSP-Minnesota; Comanche Units 2 and 3, Craig Units 1 and 2, Hayden Units 1 and 2 and coal generation assets at Pawnee pending facility gas conversion for PSCo; and Tolk Unit 1 and 2 and coal generation assets at Harrington pending facility gas conversion for SPS. The Dec. 31, 2022 balance also includes Sherco 2, which was retired on Dec. 31, 2023. Amounts are presented net of accumulated depreciation.

Joint Ownership of Generation, Transmission and Gas Facilities
The utility subsidiaries’ jointly owned assets as of Dec. 31, 2023:

(Millions of Dollars, Except Percent Owned)	Plant in Service	Accumulated Depreciation	Percent Owned
NSP-Minnesota
Electric generation:
Sherco Unit 3	$633	$480	59%
Sherco common facilities	185	121	80
Sherco substation	5	4	59
Electric transmission:
Grand Meadow	11	4	50
Huntley Wilmarth	49	2	50
CapX2020	820	141	51
Total NSP-Minnesota (a)	$1,703	$752
(a)Projects additionally include $2 million in CWIP.

(Millions of Dollars, Except Percent Owned)	Plant in Service	Accumulated Depreciation	Percent Owned
NSP-Wisconsin
Electric transmission:
La Crosse, WI to Madison, WI	$178	$25	37%
CapX2020	169	39	80
Total NSP-Wisconsin (a)	$347	$64
(a)Projects additionally include $1 million in CWIP.

(Millions of Dollars, Except Percent Owned)	Plant in Service	Accumulated Depreciation	Percent Owned
PSCo
Electric generation:
Hayden Unit 1	$157	$108	76%
Hayden Unit 2	151	87	37
Hayden common facilities	44	31	53
Craig Units 1 and 2	82	55	10
Craig common facilities	39	25	7
Comanche Unit 3	916	191	67
Comanche common facilities	29	4	77
Electric transmission:
Transmission and other facilities	189	75	Various
Gas transmission:
Rifle, CO to Avon, CO	28	9	60
Gas transmission compressor	8	2	50
Total PSCo (a)	$1,643	$587
(a)Projects additionally include $18 million in CWIP.
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
Components of regulatory assets:

(Millions of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2023		Dec. 31, 2022 (a)
Regulatory Assets			Current	Noncurrent	Current	Noncurrent
Pension and retiree medical obligations	11	Various	$27	$1,106	$22	$1,069
Recoverable deferred taxes on AFUDC		Plant lives	—	332	—	292
Net AROs (b)	1, 12	Various	—	316	—	339
Excess deferred taxes — TCJA	7	Various	10	198	13	205
Depreciation differences		One to 12 years	17	189	17	193
Environmental remediation costs	1, 12	Various	15	94	20	92
Deferred natural gas, electric, steam energy/fuel costs		One to three years	239	80	581	299
Conservation programs (c)	1	One to two years	19	54	16	36
Purchased power contract costs		Term of related contract	4	40	10	36
PI extended power uprate		11 years	4	38	4	42
Benson biomass PPA termination and asset purchase		Five years	10	36	10	45
Sales true-up and revenue decoupling		One to two years	7	33	54	—
State commission adjustments		Plant lives	1	32	1	33
Losses on reacquired debt		Term of related debt	2	30	3	32
MISO capacity revenue tracker		One to two years	36	26	—	—
Gas pipeline inspection and remediation costs		One to two years	40	25	42	13
Contract valuation adjustments (d)	1, 10	Term of related contract	18	22	28	28
Nuclear refueling outage costs	1	One to two years	43	19	30	12
Grid modernization costs		One to two years	16	17	14	24
Renewable resources and environmental initiatives		One to two years	38	5	50	6
Other		Various	65	106	144	75
Total regulatory assets			$611	$2,798	$1,059	$2,871
(a)Prior period amounts have been reclassified to conform with current year presentation.
(b)The 2022 amount is net of the nuclear decommissioning accruals and gains from decommissioning investments. In 2023, the nuclear decommissioning accruals and gains from decommissioning investments exceeded the expected cost of AROs in NSP-Minnesota and was reclassified to a regulatory liability.
(c)Includes costs for conservation programs, as well as incentives allowed in certain jurisdictions.
(d)Includes the fair value of certain long-term PPAs used to meet energy capacity requirements and valuation adjustments on natural gas commodity purchases.

Components of regulatory liabilities:

(Millions of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2023		Dec. 31, 2022
Regulatory Liabilities			Current	Noncurrent	Current	Noncurrent
Deferred income tax adjustments and TCJA refunds (a)	7	Various	$7	$3,015	$9	$3,110
Plant removal costs	1, 12	Various	—	1,984	—	1,819
Effects of regulation on employee benefit costs (b)		Various	—	253	—	247
Renewable resources and environmental initiatives		Various	9	188	6	173
Net AROs (c)		Various	—	90	—	—
Sales true-up and revenue decoupling		Two years	18	76	—	77
ITC deferrals	1	Various	1	60	1	61
LP&L departure payment		Up to 10 years	33	33	—	—
Formula rates		One to two years	29	18	32	17
DOE settlement		One to two years	18	6	12	3
Deferred natural gas, electric, steam energy/fuel costs		Less than one year	220	—	39	—
Contract valuation adjustments (d)	1, 10	Less than one year	56	—	175	1
Conservation programs (e)	1	Less than one year	47	—	72	—
Other		Various	90	104	72	61
Total regulatory liabilities (f)			$528	$5,827	$418	$5,569
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
(f)Revenue subject to refund of $187 million and $67 million for 2023 and 2022, respectively, is included in other current liabilities.
Xcel Energy’s regulatory assets not earning a return include past expenditures of $1,085 million and $1,020 million at Dec. 31, 2023 and 2022 respectively, which predominately relate to purchased natural gas and electric energy costs (including certain costs related to Winter Storm Uri), sales true-up and revenue decoupling, various renewable resources/environmental initiatives and certain prepaid pension amounts. Additionally, the unfunded portion of pension and retiree medical obligations and net AROs (i.e. deferrals for which cash has not been disbursed) do not earn a return.

5. Borrowings and Other Financing Instruments
Short-Term Borrowings
Short-Term Debt — Xcel Energy meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under their credit facilities and term loan agreements.
Commercial paper and other borrowings outstanding:

(Millions of Dollars, Except Interest Rates)	Three Months Ended Dec. 31, 2023	Year Ended Dec. 31
		2023	2022	2021
Borrowing limit	$3,550	$3,550	$3,550	$3,100
Amount outstanding at period end	785	785	813	1,005
Average amount outstanding	339	491	552	1,399
Maximum amount outstanding	785	1,241	1,357	2,054
Weighted average interest rate, computed on a daily basis	5.51%	5.12%	1.47%	0.57%
Weighted average interest rate at period end	5.52	5.52	4.66	0.31
Bilateral Credit Agreement — In April 2023, NSP-Minnesota’s uncommitted bilateral credit agreement was renewed for an additional one-year term. The credit agreement is limited in use to support letters of credit.
As of Dec. 31, 2023, NSP-Minnesota had $65 million outstanding letters of credit under the $75 million Bilateral Credit Agreement.
Letters of Credit — Xcel Energy uses letters of credit, typically with terms of one year, to provide financial guarantees for certain operating obligations. As of Dec. 31, 2023 and 2022, there were $44 million and $43 million of letters of credit outstanding under the credit facilities, respectively. Amounts approximate their fair value.
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
Terms of Credit Agreements — In September 2022, Xcel Energy Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS each entered into an amended five-year credit agreement with a syndicate of banks. The aggregate borrowing limit is $3.55 billion. The amended credit agreements mature in September 2027.

Features of the credit facilities:

	Debt-to-Total Capitalization Ratio (a)		Amount Facility May Be Increased (millions of dollars) (b)	Additional Periods for Which a One-Year Extension May Be Requested (c)
	2023	2022
Xcel Energy Inc. (d)	59.8%	59.7%	$350	2
NSP-Minnesota	47.7	47.7	150	2
NSP-Wisconsin	48.2	47.4	N/A	1
SPS	46.1	45.7	50	2
PSCo	44.8	44.0	100	2
(a)Each credit facility has a financial covenant requiring that the debt-to-total capitalization ratio be less than or equal to 65%.
(b)Amounts authorized by state commissions in respective jurisdictions.
(c)All extension requests are subject to majority bank group approval.
(d)The Xcel Energy Inc. credit facility has a cross-default provision that Xcel Energy Inc. would be in default on its borrowings under the facility if it or any of its subsidiaries (except NSP-Wisconsin as long as its total assets do not comprise more than 15% of Xcel Energy’s consolidated total assets) default on indebtedness in an aggregate principal amount exceeding $75 million.
If Xcel Energy Inc. or its utility subsidiaries do not comply with the covenant, an event of default may be declared, and if not remedied, any outstanding amounts due under the facility can be declared due by the lender. As of Dec. 31, 2023, Xcel Energy Inc. and its subsidiaries were in compliance with all financial covenants.
Xcel Energy Inc. and its utility subsidiaries had the following committed credit facilities available as of Dec. 31, 2023:

(Millions of Dollars)	Credit Facility (a)	Drawn (b)	Available
Xcel Energy Inc.	$1,500	$165	$1,335
PSCo	700	349	351
NSP-Minnesota	700	180	520
SPS	500	75	425
NSP-Wisconsin	150	60	90
Total	$3,550	$829	$2,721
(a)These credit facilities mature in September 2027.
(b)Includes outstanding commercial paper and letters of credit.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facilities. Xcel Energy Inc. and its utility subsidiaries had no direct advances on facilities outstanding as of Dec. 31, 2023 and 2022.
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
Long-term debt obligations for Xcel Energy Inc. and its utility subsidiaries as of Dec. 31 (in millions of dollars):

Xcel Energy Inc.
Financing Instrument	Interest Rate	Maturity Date	2023	2022
Unsecured senior notes	0.50%	Oct. 15, 2023	$—	$500
Unsecured senior notes	3.30	June 1, 2025	250	250
Unsecured senior notes	3.30	June 1, 2025	350	350
Unsecured senior notes	3.35	Dec. 1, 2026	500	500
Unsecured senior notes	1.75	March 15, 2027	500	500
Unsecured senior notes	4.00	June 15, 2028	130	130
Unsecured senior notes	4.00	June 15, 2028	500	500
Unsecured senior notes	2.60	Dec. 1, 2029	500	500
Unsecured senior notes	3.40	June 1, 2030	600	600
Unsecured senior notes	2.35	Nov. 15, 2031	300	300
Unsecured senior notes (a)	4.60	June 1, 2032	700	700
Unsecured senior notes (b)	5.45	Aug. 15, 2033	800	—
Unsecured senior notes	6.50	July 1, 2036	300	300
Unsecured senior notes	4.80	Sept. 15, 2041	250	250
Unsecured senior notes	3.50	Dec. 1, 2049	500	500
Unamortized discount			(8)	(7)
Unamortized debt issuance cost			(36)	(35)
Current maturities			—	(500)
Total long-term debt			$6,136	$5,338
(a)2022 financing.
(b)2023 financing.

NSP-Minnesota
Financing Instrument	Interest Rate	Maturity Date	2023	2022
First mortgage bonds	2.60%	May 15, 2023	$—	$400
First mortgage bonds	7.125	July 1, 2025	250	250
First mortgage bonds	6.50	March 1, 2028	150	150
First mortgage bonds	2.25	April 1, 2031	425	425
First mortgage bonds	5.25	July 15, 2035	250	250
First mortgage bonds	6.25	June 1, 2036	400	400
First mortgage bonds	6.20	July 1, 2037	350	350
First mortgage bonds	5.35	Nov. 1, 2039	300	300
First mortgage bonds	4.85	Aug. 15, 2040	250	250
First mortgage bonds	3.40	Aug. 15, 2042	500	500
First mortgage bonds	4.125	May 15, 2044	300	300
First mortgage bonds	4.00	Aug. 15, 2045	300	300
First mortgage bonds	3.60	May 15, 2046	350	350
First mortgage bonds	3.60	Sept. 15, 2047	600	600
First mortgage bonds	2.90	March 1, 2050	600	600
First mortgage bonds	2.60	June 1, 2051	700	700
First mortgage bonds	3.20	April 1, 2052	425	425
First mortgage bonds (a)	4.50	June 1, 2052	500	500
First mortgage bonds (b)	5.10	May 15, 2053	800	—
Other long-term debt			2	3
Unamortized discount			(49)	(45)
Unamortized debt issuance cost			(73)	(66)
Current maturities			—	(400)
Total long-term debt			$7,330	$6,542
(a)2022 financing.
(b)2023 financing.

NSP-Wisconsin
Financing Instrument	Interest Rate	Maturity Date	2023	2022
First mortgage bonds	3.30%	June 15, 2024	$100	$100
First mortgage bonds	3.30	June 15, 2024	100	100
First mortgage bonds	6.375	Sept. 1, 2038	200	200
First mortgage bonds	3.70	Oct. 1, 2042	100	100
First mortgage bonds	3.75	Dec. 1, 2047	100	100
First mortgage bonds	4.20	Sept. 1, 2048	200	200
First mortgage bonds	3.05	May 1, 2051	100	100
First mortgage bonds	2.82	May 1, 2051	100	100
First mortgage bonds (a)	4.86	Sept. 15, 2052	100	100
First mortgage bonds (b)	5.30	June 15, 2053	125	—
Unamortized discount			(3)	(3)
Unamortized debt issuance cost			(11)	(11)
Current maturities			(200)	—
Total long-term debt			$1,011	$1,086
(a)2022 financing.
(b)2023 financing.

PSCo
Financing Instrument	Interest Rate	Maturity Date	2023	2022
First mortgage bonds	2.50%	March 15, 2023	$—	$250
First mortgage bonds	2.90	May 15, 2025	250	250
First mortgage bonds	3.70	June 15, 2028	350	350
First mortgage bonds	1.90	Jan. 15, 2031	375	375
First mortgage bonds	1.875	June 15, 2031	750	750
First mortgage bonds (a)	4.10	June 1, 2032	300	300
First mortgage bonds	6.25	Sept. 1, 2037	350	350
First mortgage bonds	6.50	Aug. 1, 2038	300	300
First mortgage bonds	4.75	Aug. 15, 2041	250	250
First mortgage bonds	3.60	Sept. 15, 2042	500	500
First mortgage bonds	3.95	March 15, 2043	250	250
First mortgage bonds	4.30	March 15, 2044	300	300
First mortgage bonds	3.55	June 15, 2046	250	250
First mortgage bonds	3.80	June 15, 2047	400	400
First mortgage bonds	4.10	June 15, 2048	350	350
First mortgage bonds	4.05	Sept. 15, 2049	400	400
First mortgage bonds	3.20	March 1, 2050	550	550
First mortgage bonds	2.70	Jan. 15, 2051	375	375
First mortgage bonds (a)	4.50	June 1, 2052	400	400
First mortgage bonds (b)	5.25	April 1, 2053	850	—
Unamortized discount			(41)	(37)
Unamortized debt issuance cost			(59)	(53)
Current maturities			—	(250)
Total long-term debt			$7,450	$6,610
(a)2022 financing.
(b)2023 financing.

SPS
Financing Instrument	Interest Rate	Maturity Date	2023	2022
First mortgage bonds	3.30%	June 15, 2024	$150	$150
First mortgage bonds	3.30	June 15, 2024	200	200
Unsecured senior notes	6.00	Oct. 1, 2033	100	100
Unsecured senior notes	6.00	Oct. 1, 2036	250	250
First mortgage bonds	4.50	Aug. 15, 2041	200	200
First mortgage bonds	4.50	Aug. 15, 2041	100	100
First mortgage bonds	4.50	Aug. 15, 2041	100	100
First mortgage bonds	3.40	Aug. 15, 2046	300	300
First mortgage bonds	3.70	Aug. 15, 2047	450	450
First mortgage bonds	4.40	Nov. 15, 2048	300	300
First mortgage bonds	3.75	June 15, 2049	300	300
First mortgage bonds	3.15	May 1, 2050	350	350
First mortgage bonds	3.15	May 1, 2050	250	250
First mortgage bonds (a)	5.15	June 1, 2052	200	200
First mortgage bonds (b)	6.00	Sept. 15, 2053	100	—
Unamortized discount			(10)	(10)
Unamortized debt issuance cost			(29)	(29)
Current maturities			(350)	—
Total long-term debt			$2,961	$3,211
(a)2022 financing.
(b)2023 financing.

Other Subsidiaries
Financing Instrument	Interest Rate	Maturity Date	2023	2022
Various Eloigne affordable housing project notes	0.00% - 8.00%	2024 - 2055	$27	$27
Current maturities			(2)	(1)
Total long-term debt			$25	$26
Maturities of long-term debt:

(Millions of Dollars)
2024	$552
2025	1,103
2026	501
2027	501
2028	1,133
Deferred Financing Costs — Deferred financing costs of approximately $209 million and $193 million, net of amortization, are presented as a deduction from the carrying amount of long-term debt as of Dec. 31, 2023 and 2022, respectively.
Equity through DRIP and Benefits Program — Xcel Energy issued $88 million of equity in 2023 and $84 million of equity in 2022 through the DRIP and benefits programs. The program allows shareholders to reinvest their dividends directly in Xcel Energy Inc. common stock.
ATM Equity Offering — In November 2021, Xcel Energy Inc. filed a prospectus supplement under which it may sell up to $800 million of its common stock through an ATM program. In 2021, 5.33 million shares of common stock were issued (approximately $350 million in net proceeds and $3 million in transaction fees paid). In 2022, 4.30 million shares of common stock were issued (approximately $300 million in net proceeds and $3 million in transaction fees paid). In 2023, 0.90 million shares of common stock were issued ($62 million in net proceeds and $1 million in transaction fees paid). In October 2023, the 2021 ATM offering was closed.

In October 2023, Xcel Energy Inc. filed a prospectus supplement under which it may sell up to $2.5 billion of its common stock through an ATM program. In the fourth quarter, through this ATM Program, Xcel Energy Inc. issued 3.12 million shares of common stock ($188 million in net proceeds and $2 million in transaction fees paid).
Capital Stock — Preferred stock authorized/outstanding:

	Preferred Stock Authorized (Shares)	Par Value of Preferred Stock	Preferred Stock Outstanding (Shares) 2023 and 2022
Xcel Energy Inc.	7,000,000	$100	—
PSCo	10,000,000	0.01	—
SPS	10,000,000	1.00	—
Xcel Energy Inc. had the following common stock authorized/outstanding:

Common Stock Authorized (Shares)	Par Value of Common Stock	Common Stock Outstanding (Shares) as of Dec. 31, 2023	Common Stock Outstanding (Shares) as of Dec. 31, 2022
1,000,000,000	$2.50	554,941,703	549,578,018
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
Requirements and actuals as of Dec. 31, 2023:

	Equity to Total Capitalization Ratio Required Range		Equity to Total Capitalization Ratio Actual
	Low	High	2023
NSP-Minnesota	47.2%	57.6%	52.3%
NSP-Wisconsin (a)	52.5	N/A	52.7
SPS (b)	45.0	55.0	54.6
(a)    Cannot pay annual dividends in excess of forecasted levels if its average equity-to-total capitalization ratio falls below the commission authorized level.
(b)    Excludes short-term debt.

(Amounts in Millions)	Unrestricted Retained Earnings	Total Capitalization	Limit on Total Capitalization
NSP-Minnesota	$1,508	$15,702	$16,140
NSP-Wisconsin	9	2,520	N/A
SPS (a)	617	7,298	N/A
(a)May not pay a dividend that would cause a loss of its investment grade bond rating.
Issuance of securities by Xcel Energy Inc. is not generally subject to regulatory approval. However, utility financings and intra-system financings are subject to the jurisdiction of state regulatory commissions and/or the FERC. Xcel Energy may seek additional authorization as necessary.
Amounts authorized to issue as of Dec. 31, 2023:

(Millions of Dollars)	Long-Term Debt		Short-Term Debt
NSP-Minnesota	52.8% of total capitalization	(a)	$2,400	(a)
NSP-Wisconsin	$625		150
PSCo	450		800
SPS	100		600
(a)NSP-Minnesota has authorization to issue long-term securities provided the equity-to-total capitalization remains within the required range, and to issue short-term debt provided it does not exceed 15% of total capitalization.

6. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. Xcel Energy’s operating revenues consisted of the following:

	Year Ended Dec. 31, 2023
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$3,560	$1,560	$59	$5,179
C&I	5,703	833	30	6,566
Other	150	—	13	163
Total retail	9,413	2,393	102	11,908
Wholesale	815	—	—	815
Transmission	649	—	—	649
Other	63	156	—	219
Total revenue from contracts with customers	10,940	2,549	102	13,591
Alternative revenue and other	506	96	13	615
Total revenues	$11,446	$2,645	$115	$14,206

	Year Ended Dec. 31, 2022
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$3,542	$1,814	$53	$5,409
C&I	5,807	998	32	6,837
Other	148	—	10	158
Total retail	9,497	2,812	95	12,404
Wholesale	1,354	—	—	1,354
Transmission	675	—	—	675
Other	97	178	—	275
Total revenue from contracts with customers	11,623	2,990	95	14,708
Alternative revenue and other	500	90	12	602
Total revenues	$12,123	$3,080	$107	$15,310

	Year Ended Dec. 31, 2021
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$3,194	$1,222	$45	$4,461
C&I	5,050	640	30	5,720
Other	127	—	7	134
Total retail	8,371	1,862	82	10,315
Wholesale	1,540	—	—	1,540
Transmission	604	—	—	604
Other	61	148	—	209
Total revenue from contracts with customers	10,576	2,010	82	12,668
Alternative revenue and other	629	122	12	763
Total revenues	$11,205	$2,132	$94	$13,431

7. Income Taxes
Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense.
Effective income tax rate for years ended Dec. 31:

	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
State income tax on pretax income, net of federal tax effect	4.9	4.9	5.0
(Decreases) increases in tax from:
Wind PTCs (a)	(28.1)	(27.4)	(23.4)
Plant regulatory differences (b)	(5.6)	(5.5)	(6.2)
Other tax credits, net NOL & tax credit allowances	(1.3)	(1.3)	(1.1)
Other, net	0.1	(0.1)	0.1
Effective income tax rate	(9.0)%	(8.4)%	(4.6)%
(a)Wind PTCs net of estimated transfer discount are credited to customers (reduction to revenue) and do not materially impact net income.
(b)Plant regulatory differences primarily relate to the credit of excess deferred taxes to customers through the average rate assumption method. Income tax benefits associated with the credit are offset by corresponding revenue reductions.
Components of income tax expense for years ended Dec. 31:

(Millions of Dollars)	2023	2022	2021
Current federal tax expense	$113	$1	$15
Current state tax expense (benefit)	16	3	(2)
Current change in unrecognized tax (benefit) expense	(21)	5	1
Deferred federal tax benefit	(331)	(239)	(183)
Deferred state tax expense	75	96	99
Deferred change in unrecognized tax expense	7	3	5
Deferred ITCs	(5)	(4)	(5)
Total income tax benefit	$(146)	$(135)	$(70)
Components of deferred income tax expense as of Dec. 31:

(Millions of Dollars)	2023	2022	2021
Deferred tax expense (benefit) excluding items below	$129	$(138)	$148
Adjustments to deferred income taxes for wind production tax credit cash transfers (a)	(190)	—	—
Amortization and adjustments to deferred income taxes on income tax regulatory assets and liabilities	(188)	8	(221)
Tax benefit allocated to other comprehensive income and other	—	(10)	(6)
Deferred tax benefit	$(249)	$(140)	$(79)
(a)Proceeds from tax credit transfers are included in cash received (paid) for income taxes in the consolidated statement of cash flows.
Components of net deferred tax liability as of Dec. 31:

(Millions of Dollars)	2023	2022 (a)
Deferred tax liabilities:
Differences between book and tax bases of property	$6,744	$6,442
Regulatory assets	538	484
Operating lease assets	327	325
Pension expense	151	159
Deferred fuel costs	67	222
Other	84	90
Total deferred tax liabilities	$7,911	$7,722

Deferred tax assets:
Tax credit carryforward	$1,718	$1,679
Regulatory liabilities	730	718
Operating lease liabilities	327	325
Other employee benefits	117	102
Deferred investment tax credits	16	14
NOL carryforward	—	57
NOL and tax credit valuation allowances	(70)	(62)
Other	188	133
Total deferred tax assets	3,026	2,966
Net deferred tax liability	$4,885	$4,756
(a)Prior periods have been reclassified to conform to current year presentation.
Other Income Tax Matters — NOL amounts represent the tax loss that is carried forward and tax credits represent the deferred tax asset. NOL and tax credit carryforwards as of Dec. 31:

(Millions of Dollars)	2023	2022
Federal NOL carryforward	$—	$20
Federal tax credit carryforwards	1,644	1,593
Valuation allowances for federal credit carryforwards	(10)	—
State NOL carryforwards	11	1,022
Valuation allowances for state NOL carryforwards	(2)	(3)
State tax credit carryforwards, net of federal detriment (a)	74	85
Valuation allowances for state credit carryforwards, net of federal benefit (b)	(60)	(62)
(a)State tax credit carryforwards are net of federal detriment of $20 million and $23 million as of Dec. 31, 2023 and 2022, respectively.
(b)Valuation allowances for state tax credit carryforwards were net of federal benefit of $16 million as of Dec. 31, 2023 and 2022.
Federal carryforward periods expire between 2037 and 2043 and state carryforward periods expire starting 2024.

Unrecognized Tax Benefits
Federal Audit — Statute of limitations applicable to Xcel Energy’s consolidated federal income tax returns expire as follows:

Tax Year(s)	Expiration
2014 - 2016	March 2025
2020	September 2024
Additionally, the statute of limitations related to the federal tax credit carryforwards will remain open until those credits are utilized in subsequent returns. Further, the statute of limitations related to the additional federal tax loss carryback claim filed in 2020 has been extended. As of Dec. 31, 2023 the IRS issued its Revenue Agent’s Report related to the federal tax loss carryback claim. The Company materially agrees with the report and re-recognized the related benefit in December 2023.
State Audits — Xcel Energy files consolidated state tax returns based on income in its major operating jurisdictions and various other state income-based tax returns.
As of Dec. 31, 2023, Xcel Energy’s earliest open tax years (subject to examination by state taxing authorities in its major operating jurisdictions) were as follows:

State	Tax Year(s)	Expiration
Colorado	2014 - 2016	March 2026
Colorado	2019	October 2024
Minnesota	2014 - 2016	September 2025
Minnesota	2019	May 2024
Texas	2016, 2018	May 2024
Texas	2017	July 2025
Texas	2019	August 2024
Wisconsin	2016 - 2018	May 2024
Wisconsin	2019	October 2024
•In 2020, Minnesota began an audit of tax years 2015 - 2018. In 2022, the state of Minnesota issued its audit report and in 2023, the Company agreed to the report without any material adjustments.
•In 2021, Texas began an audit of tax years 2016 - 2019. As of Dec. 31, 2023, no material adjustments have been proposed.
•In 2021, Wisconsin began an audit of tax years 2016-2019. As of Dec. 31, 2023, no material adjustments have been proposed.
•No other state income tax audits are in progress for its major operating jurisdictions as of Dec. 31, 2023.
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
Unrecognized tax benefits - permanent vs. temporary:

(Millions of Dollars)	Dec. 31, 2023	Dec. 31, 2022
Unrecognized tax benefit — Permanent tax positions	$41	$55
Unrecognized tax benefit — Temporary tax positions	—	12
Total unrecognized tax benefit	$41	$67
Changes in unrecognized tax benefits:

(Millions of Dollars)	2023	2022	2021
Balance at Jan. 1	$67	$58	$52
Additions based on tax positions related to the current year	5	7	5
Additions for tax positions of prior years	1	6	2
Reductions for tax positions of prior years	(29)	(1)	(1)
Reductions for tax positions related to settlements with taxing authorities	(1)	(1)	—
Reductions for tax positions related to statute of limitations	(2)	(2)	—
Balance at Dec. 31	$41	$67	$58
Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	Dec. 31, 2023	Dec. 31, 2022
NOL and tax credit carryforwards	$(35)	$(40)
As IRS audits resume and as state audits progress, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $14 million in the next 12 months.
Payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards.
Interest payable related to unrecognized tax benefits:

(Millions of Dollars)	2023	2022	2021
Payable for interest related to unrecognized tax benefits at Jan. 1	$(4)	$(3)	$(3)
Interest benefit (expense) related to unrecognized tax benefits	3	(1)	—
Payable for interest related to unrecognized tax benefits at Dec. 31	$(1)	$(4)	$(3)
No penalties were accrued related to unrecognized tax benefits as of Dec. 31, 2023, 2022 or 2021.

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
Certain employees are granted equity awards with a portion subject only to service conditions, and the other portion subject to performance conditions. The total time-based equity shares granted subject only to service conditions was 0.4 million in 2023 and 0.2 million in 2022 and 2021 respectively.
The performance conditions for a portion of the awards granted from 2021 to 2023 are based on relative TSR and environmental goals. Equity awards with performance conditions will be settled after three years, with payouts ranging from zero to 200% depending on achievement.
Equity award units granted to employees:

(Units in Thousands)	2023	2022	2021
Granted units	586	395	421
Weighted average grant date fair value	$67.06	$68.43	$66.03

Equity awards vested:

(Units in Thousands, Fair Value in Millions)	2023	2022	2021
Vested Units	329	319	392
Total Fair Value	$20	$22	$27
Changes in the nonvested portion of equity award units:

(Units in Thousands)	Units	Weighted Average Grant Date Fair Value
Nonvested Units at Jan. 1, 2023	708	$67.35
Granted	586	67.06
Forfeited	(184)	68.42
Vested	(329)	66.23
Dividend equivalents	38	67.65
Nonvested Units at Dec. 31, 2023	819	67.36
Stock Equivalent Units — Non-employee members of Xcel Energy‘s Board of Directors may elect to receive their annual equity grant as stock equivalent units in lieu of common stock. Each unit’s value is equal to one share of common stock. The annual equity grant is vested as of the date of each member’s election to the Board of Directors; there is no further service or other condition. Directors may also elect to receive their fees as stock equivalent units in lieu of cash. Stock equivalent units are payable as a distribution of common stock upon a director’s termination of service.
Stock equivalent units granted:

(Units in Thousands)	2023	2022	2021
Granted units	38	29	31
Weighted average grant date fair value	$63.12	$71.97	$68.15
Changes in stock equivalent units:

(Units in Thousands)	Units	Weighted Average Grant Date Fair Value
Stock equivalent units at Jan. 1, 2023	597	$41.75
Granted	38	63.12
Units distributed	(134)	33.90
Dividend equivalents	16	64.95
Stock equivalent units at Dec. 31, 2023	517	46.07
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
Liability awards granted:

(In Thousands)	2023	2022	2021
Awards granted	216	165	221
Liability awards settled:

(Units In Thousands, Settlement Amount in Millions)	2023	2022	2021
Awards settled	282	411	446
Settlement amount (cash, common stock and deferred amounts)	$19	$27	$27
TSR liability awards of $13 million were settled in cash in 2023.
Share-Based Compensation Expense — Award settlement determination (permitting cash or share settlement) is made by Xcel Energy, not the participants. Equity awards have not been previously settled in cash and Xcel Energy plans to continue electing share settlement. Grant date fair value of equity awards is expensed over the service period.
TSR liability awards are accounted for as liabilities, as historically they are partially settled in cash. As liability awards, the fair value on which ratable expense is based, as employees vest in their rights to those awards, is remeasured each period based on the current stock price and performance achievement, and final expense is based on the market value of the award on the date the settlement date.
Compensation costs related to share-based awards:

(Millions of Dollars)	2023	2022	2021
Cost for share-based awards (a)	$27	$36	$31
Tax benefit recognized in income	7	9	8
(a)Compensation costs for share-based payments are included in O&M expense. Amount for equity awards (non-cash) was $25 million in 2023.
There was approximately $38 million and $37 million as of Dec. 31, 2023 and 2022, respectively, of total unrecognized compensation cost related to nonvested share-based compensation awards. Xcel Energy expects to recognize the unrecognized amount over a weighted average period of 1.7 years.

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
Stock equivalent units granted to Xcel Energy’s Board of Directors are included in common shares outstanding upon grant date as there is no further service, performance or market condition following the grant of these awards. Restricted stock issued to employees under the Executive Annual Incentive Award Plan is included in common shares outstanding when granted.
Share-based compensation arrangements for which there is currently no dilutive impact to EPS include the following:
•Equity awards subject to a performance condition; included in common shares outstanding when all necessary conditions for settlement have been satisfied by the end of the reporting period.
•Liability awards subject to a performance condition; any portions settled in shares are included in common shares outstanding upon settlement.

Common shares outstanding used in the basic and diluted EPS computation:

(Shares in Millions)	2023	2022	2021
Basic	552	547	539
Diluted (a)	552	547	540
(a)Diluted common shares outstanding included common stock equivalents of 0.3 million shares for 2023, 2022 and 2021.

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
Unrealized gains for the nuclear decommissioning fund were $1.2 billion and $1.0 billion as of Dec. 31, 2023 and 2022, respectively, and unrealized losses were $29 million and $90 million as of Dec. 31, 2023 and 2022, respectively.
Non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund:

	Dec. 31, 2023
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$41	$41	$—	$—	$—	$41
Commingled funds	721	—	—	—	1,049	1,049
Debt securities	784	—	771	9	—	780
Equity securities	508	1,339	2	—	—	1,341
Total	$2,054	$1,380	$773	$9	$1,049	$3,211
(a)Reported in nuclear decommissioning fund and other investments on the consolidated balance sheets, which also includes $244 million of equity method investments and $144 million of rabbi trust assets and other miscellaneous investments.

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
Contractual maturity dates of debt securities in the nuclear decommissioning fund as of Dec. 31, 2023:

	Final Contractual Maturity
(Millions of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Debt securities	$4	$261	$269	$246	$780
Rabbi Trusts
Xcel Energy has established rabbi trusts to provide partial funding for future deferred compensation plan distributions. The fair value of assets held in the rabbi trusts were $88 million and $80 million at Dec. 31, 2023 and 2022, respectively, comprised of cash equivalents and mutual funds (level 1 valuation methods). Amounts are reported in nuclear decommissioning fund and other investments on the consolidated balance sheet.
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
As of Dec. 31, 2023, accumulated other comprehensive loss related to interest rate derivatives included $2 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of Dec. 31, 2023, Xcel Energy had unsettled interest swaps outstanding with a notional amount of $420 million. These interest rate derivatives were designated as cash flow hedges, with changes in fair value recorded to other comprehensive income.
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
The most significant derivative positions outstanding at Dec. 31, 2023 and 2022 for this purpose relate to FTR instruments administered by MISO and SPP. These instruments are intended to offset the impacts of transmission system congestion.
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
As of Dec. 31, 2023, Xcel Energy had no commodity contracts designated as cash flow hedges.
Gross notional amounts of commodity forwards, options and FTRs:

(Amounts in Millions) (a)(b)	Dec. 31, 2023	Dec. 31, 2022
MWh of electricity	48	61
MMBtu of natural gas	84	131
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

As of Dec. 31, 2023, four of Xcel Energy’s ten most significant counterparties for these activities, comprising $49 million or 23% of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings.
Five of the ten most significant counterparties, comprising $78 million or 37% of this credit exposure, were not rated by these external ratings agencies, but based on Xcel Energy’s internal analysis, had credit quality consistent with investment grade.
One of these significant counterparties, comprising $45 million or 21% of this credit exposure, had credit quality less than investment grade, based on internal analysis.
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
As of Dec. 31, 2023 and 2022, there were $12 million and $4 million, respectively, of derivative liabilities with such underlying contract provisions, respectively.
Also, certain contracts may contain cross default provisions that may require the posting of collateral or settlement of the contracts if there was a failure under other financing arrangements related to payment terms or other covenants.
As of Dec. 31, 2023 and 2022, there were approximately $88 million and $76 million of derivative liabilities with such underlying contract provisions, respectively.
Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that a given utility subsidiary’s ability to fulfill its contractual obligations is reasonably expected to be impaired.
Xcel Energy had no collateral posted related to adequate assurance clauses in derivative contracts as of Dec. 31, 2023 and 2022.
Recurring Derivative Fair Value Measurements
Impact of derivative activity:

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities
Year Ended Dec. 31, 2023
Derivatives designated as cash flow hedges
Interest rate	$(2)	$—
Total	$(2)	$—
Other derivative instruments
Electric commodity	$—	$(137)
Natural gas commodity	—	(13)
Total	$—	$(150)

Year Ended Dec. 31, 2022
Interest rate	$22	$—
Total	$22	$—
Other derivative instruments
Electric commodity	$—	$(10)
Natural gas commodity	—	(16)
Total	$—	$(26)

Year Ended Dec. 31, 2021
Interest rate	$5	$—
Total	$5	$—
Other derivative instruments
Electric commodity	$—	$32
Natural gas commodity	—	(4)
Total	$—	$28

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Year Ended Dec. 31, 2023
Derivatives designated as cash flow hedges
Interest rate	$5	(a)	$—		$—
Total	$5		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$(7)	(b)
Electric commodity	—		123	(c)	—
Natural gas commodity	—		15	(d)	(27)	(d)(e)
Total	$—		$138		$(34)

Year Ended Dec. 31, 2022
Derivatives designated as cash flow hedges
Interest rate	$7	(a)	$—		$—
Total	$7		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$25	(b)
Electric commodity	—		3	(c)	—
Natural gas commodity	—		10	(d)	(27)	(d)(e)
Total	$—		$13		$(2)

Year Ended Dec. 31, 2021
Derivatives designated as cash flow hedges
Interest rate	$8	(a)	$—		$—
Total	$8		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$63	(b)
Electric commodity	—		(23)	(c)	—
Natural gas commodity	—		5	(d)	(22)	(d)(e)
Total	$—		$(18)		$41
(a)Recorded to interest charges.
(b)Recorded to electric revenues. Presented amounts do not reflect non-derivative transactions or margin sharing with customers.
(c)Recorded to electric fuel and purchased power. These derivative settlement gains and losses are shared with electric customers through fuel and purchased energy cost-recovery mechanisms and reclassified out of income as regulatory assets or liabilities, as appropriate. FTR settlements are shared with customers and do not have a material impact on net income. Presented amounts reflect changes in fair value between FTR auction and settlement dates, but exclude the original auction fair value.
(d)Recorded to cost of natural gas sold and transported. These losses are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset, as appropriate.
(e)Relates primarily to option premium amortization.
Xcel Energy had no derivative instruments designated as fair value hedges during the years ended Dec. 31, 2023, 2022 and 2021.

Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	Dec. 31, 2023						Dec. 31, 2022
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$8	$51	$32	$91	$(59)	$32	$32	$259	$33	$324	$(242)	$82
Electric commodity	—	—	62	62	(7)	55	—	—	177	177	(2)	175
Natural gas commodity	—	14	—	14	—	14	—	19	—	19	—	19
Total current derivative assets	$8	$65	$94	$167	$(66)	101	$32	$278	$210	$520	$(244)	276
PPAs (b)						3						3
Current derivative instruments						$104						$279
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$14	$51	$45	$110	$(34)	$76	$34	$71	$74	$179	$(89)	$90
Total noncurrent derivative assets	$14	$51	$45	$110	$(34)	76	$34	$71	$74	$179	$(89)	90
PPAs (b)						—						3
Noncurrent derivative instruments						$76						$93

	Dec. 31, 2023						Dec. 31, 2022
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Derivatives designated as cash flow hedges:
Interest rate	$—	$17	$—	$17	$—	$17	$—	$1	$—	$1	$—	$1
Other derivative instruments:
Commodity trading	6	86	5	97	(60)	37	29	297	6	332	(287)	45
Electric commodity	—	—	7	7	(7)	—	—	—	2	2	(2)	—
Natural gas commodity	—	12	—	12	—	12	—	13	—	13	—	13
Total current derivative liabilities	$6	$115	$12	$133	$(67)	66	$29	$311	$8	$348	$(289)	59
PPAs (b)						8						17
Current derivative instruments						$74						$76
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$16	$50	$37	$103	$(39)	$64	$43	$97	$41	$181	$(98)	$83
Total noncurrent derivative liabilities	$16	$50	$37	$103	$(39)	64	$43	$97	$41	$181	$(98)	83
PPAs (b)						22						30
Noncurrent derivative instruments						$86						$113

(a)Xcel Energy nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement. At Dec. 31, 2023 and 2022, derivative assets and liabilities include no obligations to return cash collateral. At Dec. 31, 2023 and 2022, derivative assets and liabilities include rights to reclaim cash collateral of $7 million and $53 million, respectively. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)Xcel Energy currently applies the normal purchase exception to qualifying PPAs. Balance relates to specific contracts that were previously recognized at fair value prior to applying the normal purchase exception, and are being amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Changes in Level 3 commodity derivatives:

	Year Ended Dec. 31
(Millions of Dollars)	2023	2022	2021
Balance at Jan. 1	$236	$19	$(49)
Purchases (a)	176	406	65
Settlements (a)	(154)	(350)	(158)
Net transactions recorded during the period:
Gains recognized in earnings (b)	6	151	49
Net (losses) gains recognized as regulatory assets and liabilities (a)	(174)	10	112
Balance at Dec. 31	$90	$236	$19
(a)Relates primarily to NSP-Minnesota and SPS FTR instruments administered by MISO and SPP.
(b)Relates to commodity trading and is subject to substantial offsetting losses and gains on derivative instruments categorized as levels 1 and 2 in the income statement. See above tables for the income statement impact of derivative activity, including commodity trading gains and losses.
Fair Value of Long-Term Debt
As of Dec. 31, other financial instruments for which the carrying amount did not equal fair value:

	2023		2022
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$25,465	$22,927	$23,964	$20,897
Fair value of Xcel Energy’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Dec. 31, 2023 and 2022, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

11. Benefit Plans and Other Postretirement Benefits
Pension and Postretirement Health Care Benefits
Xcel Energy has several noncontributory, qualified, defined benefit pension plans that cover almost all employees. All newly hired or rehired employees participate under the Cash Balance formula, which is based on pay credits using a percentage of annual eligible pay and annual interest credits.
The average annual interest crediting rates for these plans was 4.72, 4.89 and 2.03% in 2023, 2022, and 2021, respectively.
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
Obligations of the SERP and nonqualified plan as of Dec. 31, 2023 and 2022 were $12 million and $11 million, respectively. Xcel Energy recognized net benefit cost for the SERP and nonqualified plans of $2 million in 2023 and $17 million in 2022.
Xcel Energy’s postretirement health care benefit plan is a continuation of certain welfare benefit programs for current employees. A full time employee’s date of hire or a retiree’s date of retirement determine eligibility for each of the programs.
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
•Investment returns in 2023 were above the assumed level of 6.93%.
•Investment returns in 2022 were below the assumed level of 6.49%.
•Investment returns in 2021 were above the assumed level of 6.49%.
•In 2024, expected investment-return assumption is 6.93%.
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
State agencies also have issued guidelines to the funding of postretirement benefit costs. SPS is required to fund postretirement benefit plans for Texas and New Mexico equal to amounts collected in rates. These assets are invested in a manner consistent with the investment strategy for the pension plan.
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

Plan Assets
For each of the fair value hierarchy levels, Xcel Energy’s pension plan assets measured at fair value:

	Dec. 31, 2023 (a)					Dec. 31, 2022 (a)
(Millions of Dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total	Level 1	Level 2	Level 3	Measured at NAV	Total
Cash equivalents	$233	$—	$—	$—	$233	$129	$—	$—	$—	$129
Commingled funds	491	—	—	1,235	1,726	935	—	—	882	1,817
Debt securities	—	683	4	—	687	—	682	3	—	685
Equity securities	35	—	—	—	35	47	—	—	—	47
Other	—	9	—	—	9	—	7	—	—	7
Total	$759	$692	$4	$1,235	$2,690	$1,111	$689	$3	$882	$2,685
(a)See Note 10 for further information regarding fair value measurement inputs and methods.
For each of the fair value hierarchy levels, Xcel Energy’s postretirement benefit plan assets that were measured at fair value:

	Dec. 31, 2023 (a)					Dec. 31, 2022 (a)
(Millions of Dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total	Level 1	Level 2	Level 3	Measured at NAV	Total
Cash equivalents	$33	$—	$—	$—	$33	$31	$—	$—	$—	$31
Insurance contracts	—	40	—	—	40	—	41	—	—	41
Commingled funds	22	—	—	72	94	54	—	—	63	117
Debt securities	—	187	1	—	188	—	175	1	—	176
Other	—	1	—	—	1	—	(1)	—	—	(1)
Total	$55	$228	$1	$72	$356	$85	$215	$1	$63	$364
(a)See Note 10 for further information on fair value measurement inputs and methods.
Immaterial assets were transferred in or out of Level 3 for 2023 and 2022.
Funded Status — Comparisons of the actuarially computed benefit obligation, changes in plan assets and funded status of the pension and postretirement health care plans for Xcel Energy are as follows:

	Pension Benefits		Postretirement Benefits
(Millions of Dollars)	2023	2022	2023	2022
Change in Benefit Obligation:
Obligation at Jan. 1	$2,871	$3,718	$405	$511
Service cost	74	97	1	2
Interest cost	158	110	22	15
Plan amendments	(3)	1	—	—
Actuarial (gain) loss	126	(703)	14	(85)
Plan participants’ contributions	—	—	8	8
Medicare subsidy reimbursements	—	—	—	2
Benefit payments (a)	(283)	(352)	(56)	(48)
Obligation at Dec. 31	$2,943	$2,871	$394	$405
Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$2,685	$3,670	$364	$442
Actual return on plan assets	238	(683)	29	(51)
Employer contributions	50	50	11	13
Plan participants’ contributions	—	—	8	8
Benefit payments	(283)	(352)	(56)	(48)
Fair value of plan assets at Dec. 31	2,690	2,685	356	364
Funded status of plans at Dec. 31	$(253)	$(186)	$(38)	$(41)
Amounts recognized in the Consolidated Balance Sheet at Dec. 31:
Noncurrent assets	$1	$15	$28	$33
Current liabilities	—	—	(3)	(2)
Noncurrent liabilities	(254)	(201)	(63)	(72)
Net amounts recognized	$(253)	$(186)	$(38)	$(41)
(a)Includes lump-sum benefit payments used in the determination of a settlement charges of $195 million of in 2022.

	Pension Benefits		Postretirement Benefits
Significant Assumptions Used to Measure Benefit Obligations:	2023	2022	2023	2022
Discount rate for year-end valuation	5.49%	5.80%	5.54%	5.80%
Expected average long-term increase in compensation level	4.25%	4.25%	N/A	N/A
Mortality table	PRI-2012	PRI-2012	PRI-2012	PRI-2012
Health care costs trend rate — initial: Pre-65	N/A	N/A	6.50%	6.50%
Health care costs trend rate — initial: Post-65	N/A	N/A	5.50%	5.50%
Ultimate trend assumption — initial: Pre-65	N/A	N/A	4.50%	4.50%
Ultimate trend assumption — initial: Post-65	N/A	N/A	4.50%	4.50%
Years until ultimate trend is reached	N/A	N/A	6	7
Accumulated benefit obligation for the pension plan was $2,728 million and $2,672 million as of Dec. 31, 2023 and 2022, respectively.
Net Periodic Benefit Cost (Credit) — Net periodic benefit cost (credit), other than the service cost component, is included in other income (expense) in the consolidated statements of income.
Components of net periodic benefit cost (credit) and amounts recognized in other comprehensive income and regulatory assets and liabilities:

	Pension Benefits			Postretirement Benefits
(Millions of Dollars)	2023	2022	2021	2023	2022	2021
Service cost	$74	$97	$104	$1	$2	$2
Interest cost	158	110	104	22	15	15
Expected return on plan assets	(209)	(208)	(206)	(17)	(18)	(18)
Amortization of prior service credit	(1)	(1)	(1)	(1)	(6)	(8)
Amortization of net loss	22	75	107	1	2	5
Settlement charge (a)	—	71	59	—	—	—
Net periodic pension cost (credit)	44	144	167	6	(5)	(4)
Effects of regulation	30	(30)	(46)	—	3	2
Net benefit cost (credit) recognized for financial reporting	$74	$114	$121	$6	$(2)	$(2)
Significant Assumptions Used to Measure Costs:
Discount rate	5.80%	3.08%	2.71%	5.80%	3.09%	2.65%
Expected average long-term increase in compensation level	4.25	3.75	3.75	—	—	—
Expected average long-term rate of return on assets	6.93	6.49	6.49	5.00	4.10	4.10
(a)A settlement charge is required when the amount of all lump-sum distributions during the year is greater than the sum of the service and interest cost components of the annual net periodic pension cost. There were no settlement charges recorded for the qualified pension plans in 2023. In 2022 and 2021, as a result of lump-sum distributions during each plan year, Xcel Energy recorded a total pension settlement charge of $71 million and $59 million, respectively, the majority of which was not recognized due to the effects of regulation. A total of $9 million and $7 million was recorded in the consolidated statements of income in 2022 and 2021, respectively.

	Pension Benefits		Postretirement Benefits
(Millions of Dollars)	2023	2022	2023	2022
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:
Net loss	$1,096	$1,021	$64	$63
Prior service credit	(9)	(7)	—	(1)
Total	$1,087	$1,014	$64	$62
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Current regulatory assets	$20	$21	$2	$—
Noncurrent regulatory assets	1,014	943	79	78
Current regulatory liabilities	—	—	(1)	(1)
Noncurrent regulatory liabilities	—	—	(19)	(20)
Deferred income taxes	14	14	1	1
Net-of-tax accumulated other comprehensive income	39	36	2	4
Total	$1,087	$1,014	$64	$62

Measurement date	Dec. 31, 2023	Dec. 31, 2022	Dec. 31, 2023	Dec. 31, 2022

Cash Flows — Funding requirements can be impacted by changes to actuarial assumptions, actual asset levels and other calculations prescribed by the requirements of income tax and other pension-related regulations. Required contributions were made in 2021 - 2024 to meet minimum funding requirements.
Voluntary and required pension funding contributions:
•$100 million in January 2024.
•$50 million in 2023.
•$50 million in 2022.
•$131 million in 2021.
The postretirement health care plans have no funding requirements other than fulfilling benefit payment obligations when claims are presented and approved. Additional cash funding requirements are prescribed by certain state and federal rate regulatory authorities.
Voluntary postretirement funding contributions:
•$11 million expected during 2024.
•$11 million during 2023.
•$13 million during 2022.
•$15 million during 2021.
Targeted asset allocations:

	Pension Benefits		Postretirement Benefits
	2023	2022	2023	2022
Long-duration fixed income securities	38%	38%	—%	—%
Domestic and international equity securities	31	33	9	16
Alternative investments	20	18	13	12
Short-to-intermediate fixed income securities	9	9	77	71
Cash	2	2	1	1
Total	100%	100%	100%	100%
The asset allocations above reflect target allocations approved in the calendar year to take effect in the subsequent year.
Plan Amendments — In 2023, Xcel Energy amended the Xcel Energy Pension Plan and Xcel Energy Inc. Nonbargaining Pension Plan (South) to reduce supplemental social security benefits for all active participants on and after Jan. 1, 2024.
There were no significant plan amendments made in 2022 which affected the postretirement benefit obligation.
In 2021, Xcel Energy amended the Xcel Energy Pension Plan and Xcel Energy Inc. Nonbargaining Pension Plan (South) to reduce supplemental benefits for non-bargaining participants as well as to allow the transfer of a portion of non-qualified pension obligations into the qualified plans.
Projected Benefit Payments
Xcel Energy’s projected benefit payments:

(Millions of Dollars)	Projected Pension Benefit Payments	Gross Projected Postretirement Health Care Benefit Payments	Expected Medicare Part D Subsidies	Net Projected Postretirement Health Care Benefit Payments
2024	$398	$42	$2	$40
2025	214	40	2	38
2026	217	39	2	37
2027	223	37	2	35
2028	226	36	2	34
2029 - 2033	1,131	161	12	149
Voluntary Retirement Program
Incremental to amounts presented above for postretirement benefits, Xcel Energy recognized new postemployment costs and obligations in the fourth quarter of 2023 for employees accepted to a voluntary retirement program.
Utilizing employee information and the following inputs, the estimated costs of the program of $34 million for health plan subsidies and $5 million for other medical benefits, each commencing in 2024, were recognized in the fourth quarter of 2023. These unfunded obligations are presented in other current liabilities and noncurrent pension and employee benefit obligations in the consolidated balance sheet as of Dec. 31, 2023.

Significant Assumptions to Measure Benefit Obligations:	2023
Discount rate for year-end valuation	5.50%
Mortality table	PRI-2012
Health care costs trend rate and ultimate trend assumption	7.00%
Defined Contribution Plans
Xcel Energy maintains 401(k) and other defined contribution plans that cover most employees. Total expense to these plans was approximately
$49 million in 2023, $46 million in 2022 and $43 million in 2021.
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
Contributing to these types of plans creates risk that differs from providing benefits under NSP-Minnesota and NSP-Wisconsin sponsored plans, in that if another participating employer ceases to contribute to a multiemployer pension plan, additional unfunded obligations may need to be funded over time by remaining participating employers.

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
One case remains active which includes a multi-district litigation matter consisting of a Wisconsin purported class (Arandell Corp.). The Court issued a ruling in June 2022 granting plaintiffs’ class certification. In April 2023, the Seventh Circuit Court of Appeals heard the defendants’ appeal challenging whether the district court properly assessed class certification. A decision relating to class certification is expected imminently. Xcel Energy considers the reasonably possible loss associated with this litigation to be immaterial.
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
In February 2023, the court granted PSCo’s motion precluding CORE from seeking damages related to its withdrawal as part of the lawsuit. In October 2023, the jury ruled that CORE may not withdraw as a joint owner of the facility but awarded CORE lost power damages of $26 million. PSCo recognized a $34 million loss for the verdict in the third quarter of 2023, including estimated interest and other costs. PSCo intends to file an appeal of this decision.
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
PSCo is aware of 302 complaints, most of which have also named Xcel Energy Inc. and Xcel Energy Services, Inc. as additional defendants, relating to the Marshall Fire. The complaints are on behalf of at least 4,047 plaintiffs, and one complaint is filed on behalf of a putative class of first responders who allegedly were exposed to the threat of serious bodily injury, or smoke, soot and ash from the Marshall Fire. The complaints generally allege that PSCo’s equipment ignited the Marshall Fire and assert various causes of action under Colorado law, including negligence, premises liability, trespass, nuisance, wrongful death, willful and wanton conduct, negligent infliction of emotional distress, loss of consortium and inverse condemnation. In addition to seeking compensatory damages, certain of the complaints also seek exemplary damages.
In September 2023, the Boulder County District Court Judge consolidated eight lawsuits that were pending at that time into a single action for pretrial purposes and has subsequently consolidated additional lawsuits that have been filed. At the case management conference in February 2024, a trial date was set for September 2025.
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
Sherco — In 2018, NSP-Minnesota and SMMPA (Co-owner of Sherco Unit 3) reached a settlement with GE related to a 2011 incident, which damaged the turbine at Sherco Unit 3 and resulted in an extended outage. NSP-Minnesota notified the MPUC of its proposal to refund settlement proceeds to customers through the FCA.
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
In January 2021, the OAG and DOC recommended that NSP-Minnesota refund approximately $17 million of replacement power costs previously recovered through the FCA. NSP-Minnesota responded that it acted prudently in connection with the Sherco Unit 3 outage, the MPUC has previously disallowed $22 million of related costs and no additional refund or disallowance is appropriate.
In July 2022, the MPUC referred the matter to the Office of Administrative Hearings to conduct a contested case on the prudence of the replacement power costs incurred by NSP-Minnesota. In 2023, NSP-Minnesota and various parties filed recommendations, including the DOC which recommended a $56 million customer refund. The Xcel Large Industrial customer group recommended a refund of $72 million. A final decision by the MPUC is expected in mid-2024. A loss related to this matter is deemed remote.
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
The FERC subsequently issued various related orders related to ROE methodology/calculations and timing. NSP-Minnesota has processed refunds to customers for applicable complaint periods based on the ROE in the most recent applicable opinions.
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
MGP, Landfill and Disposal Sites
Xcel Energy is investigating, remediating or performing post-closure actions at 12 historical MGP, landfill or other disposal sites across its service territories, excluding sites that are being addressed under current coal ash regulations (see below).
Xcel Energy has recognized approximately $20 million of costs/liabilities from final resolution of these issues; however, the outcome and timing are unknown. In addition, there may be insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of costs incurred.
Environmental Requirements — Water and Waste
Coal Ash Regulation — Xcel Energy’s operations are subject to federal and state regulations that impose requirements for handling, storage, treatment and disposal of solid waste, including the CCR Rule. As a specific requirement of the CCR Rule, utilities must complete groundwater sampling around their applicable landfills and surface impoundments as well as perform corrective actions where offsite groundwater has been impacted.
If certain impacts to groundwater are detected, utilities are required to perform additional groundwater investigations and/or perform corrective actions beginning with an Assessment of Corrective Measures.
Investigation and/or corrective action related to groundwater impacts are currently underway at four Xcel Energy sites under the federal CCR program at a current estimated cost of at least $40 million. A liability has been recorded and is expected to be fully recoverable through regulatory mechanisms.
For required coal ash disposal, PSCo has executed an agreement with a third party that will excavate and process ash for beneficial use (at two sites) at a cost of approximately $45 million. An estimated liability has been recorded and amounts are expected to be fully recoverable through regulatory mechanisms.
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

Environmental Requirements — Air
Clean Air Act NOx Allowance Allocations — In June 2023, the EPA published final regulations for ozone under the “Good Neighbor” provisions of the Clean Air Act. The final rule applies to generation facilities in Minnesota, Texas and Wisconsin, as well as other states outside of our service territory. The rule establishes an allowance trading program for NOx that will impact subject Xcel Energy fossil fuel-fired electric generating facilities. Subject facilities will have to secure additional allowances, install NOx controls and/or develop a strategy of operations that utilizes the existing allowance allocations. Guidelines are also established for allowance banking and emission limit backstops.
While the financial impacts of the final rule are uncertain and dependent on market forces and anticipated generation, Xcel Energy anticipates the annual costs could be significant, but would be recoverable through regulatory mechanisms.
SPS and NSP-Minnesota have joined other companies in litigation challenging the EPA’s disapproval of Texas and Minnesota state implementation plans. Currently, the regulation is under a judicial stay for both Texas and Minnesota. The regulation may become applicable in those states in the future, depending on the outcome of the litigation. The rule is in effect in NSP-Wisconsin but has been managed without the additional need for allowances.
In February 2024, the EPA proposed to partially disapprove New Mexico’s state implementation plan and bring New Mexico into the federal Good Neighbor plan. Xcel Energy continues to evaluate impacts to generation units at SPS.
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
Aggregate fair value of NSP-Minnesota’s legally restricted assets, for funding future nuclear decommissioning was $3.2 billion and $2.9 billion for 2023 and 2022, respectively.
Xcel Energy’s AROs were as follows:

(Millions of Dollars)	Jan. 1, 2023	Amounts Incurred (a)	Amounts Settled	Accretion	Cash Flow Revisions (b)	Dec. 31, 2023
Electric
Nuclear	$2,160	$—	$—	$105	$(158)	$2,107
Wind	514	10	—	19	(17)	526
Steam, hydro and other production	348	—	(1)	15	(1)	361
Distribution	48	—	—	1	—	49
Natural gas
Transmission and distribution	307	—		14	(149)	172
Other
Miscellaneous	3	—	—	—	—	3
Total liability	$3,380	$10	$(1)	$154	$(325)	$3,218
(a)Amounts incurred relate to the Northern Wind farm placed in service in NSP-Minnesota.
(b)In 2023, AROs were revised for changes in timing and estimates of cash flows. Revisions in wind and nuclear AROs were primarily incurred due to changes in useful lives. Changes in gas transmission and distribution AROs were a result of updated gas line mileage and number of services, as well as changes to inflation and discount rate assumptions.

(Millions of Dollars)	Jan. 1, 2022	Amounts Incurred (a)	Accretion	Cash Flow Revisions (b)	Dec. 31, 2022
Electric
Nuclear	$2,056	$—	$104	$—	$2,160
Wind	478	25	19	(8)	514
Steam, hydro and other production	288	34	12	14	348
Distribution	47	—	1	—	48
Natural gas
Transmission and distribution (c)	279	—	12	16	307
Other
Miscellaneous	3	—	—	—	3
Total liability	$3,151	$59	$148	$22	$3,380
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
(c)Prior periods have been reclassified to conform with current year presentation.
Indeterminate AROs — Outside of the recorded asbestos AROs, other plants or buildings may contain asbestos due to the age of many of Xcel Energy’s facilities, but no confirmation or measurement of the cost of removal could be determined as of Dec. 31, 2023. Therefore, an ARO was not recorded for these facilities.

Nuclear
Nuclear Insurance — NSP-Minnesota’s public liability for claims from any nuclear incident is limited to $16.2 billion under the Price-Anderson amendment to the Atomic Energy Act. NSP-Minnesota has $450 million of coverage for its public liability exposure with a pool of insurance companies. The remaining $15.8 billion of exposure is funded by the Secondary Financial Protection Program available from assessments by the federal government.
NSP-Minnesota is subject to assessments of up to $166 million per reactor-incident for each of its three reactors, for public liability arising from a nuclear incident at any licensed nuclear facility in the United States. The maximum funding requirement is $25 million per reactor-incident during any one year. Maximum assessments are subject to inflation adjustments.
NSP-Minnesota purchases insurance for property damage and site decontamination cleanup costs from NEIL and EMANI. The coverage limits are $2.8 billion for each of NSP-Minnesota’s two nuclear plant sites. NEIL also provides business interruption insurance coverage up to $490 million and $420 million at Monticello and Prairie Island, respectively, including the cost of replacement power during prolonged accidental outages of nuclear generating units. Premiums are expensed over the policy term.
All companies insured with NEIL are subject to retroactive premium adjustments if losses exceed accumulated reserve funds. Capital has been accumulated in the reserve funds of NEIL and EMANI to the extent that NSP-Minnesota would have no exposure for retroactive premium assessments in case of a single incident under the business interruption and the property damage insurance coverage.
NSP-Minnesota could be subject to annual maximum assessments of $15 million for business interruption insurance and $32 million for property damage insurance if losses exceed accumulated reserve funds.
Nuclear Fuel Disposal — NSP-Minnesota is responsible for temporarily storing spent nuclear fuel from its nuclear plants. The DOE is responsible for permanently storing spent fuel from U.S. nuclear plants, but no such facility is yet available.
NSP-Minnesota owns temporary on-site storage facilities for spent fuel at its Monticello and PI nuclear plants, which consist of storage pools and dry cask facilities. The Monticello dry-cask storage facility currently stores all 30 of the authorized canisters. Monticello’s future spent fuel will continue to be placed in its spent fuel pool. The decommissioning plan addresses the disposition of spent fuel at the end of the licensed life. In October 2023, a CON for additional storage at the Monticello site was approved by the MPUC to support possible life extension to 2040.
The PI dry-cask storage facility currently stores 50 of the 64 authorized casks. In February 2023, NSP-Minnesota filed a CON with the MPUC for additional storage at PI to support possible life extension to 2054.
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
In February 2023, NSP-Minnesota also filed an application with the NDPSC for an Advance Determination of Prudence for continued operation of the Monticello Plant until at least 2040. A decision is expected in 2024.
Future decommissioning costs of nuclear facilities are estimated through triennial periodic studies that assess the costs and timing of planned nuclear decommissioning activities for each unit. The MPUC ordered the next triennial decommissioning study be filed by Dec. 1, 2024.
Obligations for decommissioning are expected to be funded 100% by the external decommissioning trust fund. NSP-Minnesota had $3.2 billion and $2.9 billion of assets held in external decommissioning trusts at Dec. 31, 2023, and 2022, respectively.
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
Most of Xcel Energy’s leases do not contain a readily determinable discount rate. Therefore, the present value of future lease payments is generally calculated using the applicable Xcel Energy subsidiary’s estimated incremental borrowing rate (weighted average of 4.4%). For currently exiting asset classes, Xcel Energy has elected the practical expedient under which non-lease components, such as asset maintenance costs included in payments, are not deducted from lease payments for the purposes of lease accounting and disclosure.
Leases with an initial term of 12 months or less are classified as short-term leases and are not recognized on the consolidated balance sheet.
Operating lease ROU assets:

(Millions of Dollars)	Dec. 31, 2023	Dec. 31, 2022
PPAs	$1,832	$1,669
Other	315	244
Gross operating lease ROU assets	2,147	1,913
Accumulated amortization	(930)	(709)
Net operating lease ROU assets	$1,217	$1,204
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
Finance lease ROU assets:

(Millions of Dollars)	Dec. 31, 2023	Dec. 31, 2022
Gas storage facilities	$160	$160
Gas pipeline	21	21
Gross finance lease ROU assets	181	181
Accumulated amortization	(67)	(64)
Net finance lease ROU assets	$114	$117
Components of lease expense:

(Millions of Dollars)	2023	2022	2021
Operating leases
PPA capacity payments	$241	$241	$251
Other operating leases (a)	42	39	36
Total operating lease expense (b)	$283	$280	$287
Finance leases
Amortization of ROU assets	$3	$4	$7
Interest expense on lease liability	15	16	17
Total finance lease expense	$18	$20	$24
(a)Includes short-term lease expense of $3 million, $6 million, and $5 million for 2023, 2022 and 2021, respectively.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.
Commitments under operating and finance leases as of Dec. 31, 2023:

(Millions of Dollars)	PPA (a) (b) Operating Leases	Other Operating Leases	Total Operating Leases	Finance Leases (c)
2024	$244	$33	$277	$10
2025	245	26	271	10
2026	216	22	238	9
2027	162	22	184	8
2028	107	22	129	8
Thereafter	259	162	421	173
Total minimum obligation	1,233	287	1,520	218
Interest component of obligation	(157)	(99)	(256)	(154)
Present value of minimum obligation	$1,076	188	1,264	64
Less current portion			(226)	(2)
Noncurrent operating and finance lease liabilities			$1,038	$62

Weighted-average remaining lease term in years			8.2	36.8
(a)Amounts do not include PPAs accounted for as executory contracts and/or contingent payments, such as energy payments on renewable PPAs.
(b)PPA operating leases contractually expire at various dates through 2039.
(c)Excludes certain amounts related to Xcel Energy’s 50% ownership interest in WYCO.
PPAs and Fuel Contracts
Non-Lease PPAs — NSP-Minnesota, PSCo and SPS have entered into PPAs with other utilities and energy suppliers for purchased power to meet system load and energy requirements, operating reserve obligations and as part of wholesale and commodity trading activities. In general, these agreements provide for energy payments, based on actual energy delivered, and may also include capacity payments. Certain non-lease PPAs with various expiration dates through 2033, contain minimum energy purchase commitments. Total energy payments on those contracts were $214 million, $182 million and $149 million in 2023, 2022 and 2021, respectively.
Included in electric fuel and purchased power expenses for PPAs accounted for as executory contracts were payments for capacity of $77 million, $75 million and $69 million in 2023, 2022 and 2021, respectively.
Capacity and energy payments are contingent on the IPPs meeting contract obligations, including plant availability requirements. Certain contractual payments are adjusted based on market indices. The effects of price adjustments on financial results are mitigated through purchased energy cost recovery mechanisms.
At Dec. 31, 2023, the estimated future payments for capacity and energy that the utility subsidiaries of Xcel Energy are obligated to purchase pursuant to these non-lease contracts, subject to availability, were as follows:

(Millions of Dollars)	Capacity	Energy (a)
2024	$80	$207
2025	45	94
2026	28	47
2027	9	10
2028	1	10
Thereafter	2	18
Total	$165	$386
(a)Excludes contingent energy payments for renewable energy PPAs.
Fuel Contracts — Xcel Energy has entered into various long-term commitments for the purchase and delivery of a significant portion of its coal, nuclear fuel and natural gas requirements. These contracts expire between 2024 and 2060. Xcel Energy is required to pay additional amounts depending on actual quantities delivered under these agreements.
Estimated minimum purchases under these contracts as of Dec. 31, 2023:

(Millions of Dollars)	Coal	Nuclear fuel	Natural gas supply	Natural gas storage and transportation
2024	$350	$142	$339	$311
2025	157	179	13	284
2026	81	63	—	276
2027	56	180	—	238
2028	21	50	—	111
Thereafter	1	177	—	442
Total	$666	$791	$352	$1,662

VIEs
PPAs — Under certain PPAs, NSP-Minnesota, PSCo and SPS purchase power from IPPs for which the utility subsidiaries are required to reimburse fuel costs, or to participate in tolling arrangements under which the utility subsidiaries procure the natural gas required to produce the energy that they purchase. Xcel Energy has determined that certain IPPs are VIEs, however Xcel Energy is not subject to risk of loss from the operations of these entities, and no significant financial support is required other than contractual payments for energy and capacity.
In addition, certain solar PPAs provide an option to purchase emission allowances or sharing provisions related to production credits generated by the solar facility under contract. These specific PPAs create a variable interest in the IPP.
Xcel Energy evaluated each of these VIEs for possible consolidation, including review of qualitative factors such as the length and terms of the contract, control over O&M, control over dispatch of electricity, historical and estimated future fuel and electricity prices and financing activities. Xcel Energy concluded that these entities are not required to be consolidated in its consolidated financial statements because Xcel Energy does not have the power to direct the activities that most significantly impact the entities’ economic performance.
The utility subsidiaries had approximately 3,751 MW and 3,961 MW of capacity under long-term PPAs at Dec. 31, 2023 and 2022, respectively, with entities that have been determined to be VIEs. These agreements have expiration dates through 2041.
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
Amounts reflected in Xcel Energy’s consolidated balance sheets for these investments include $41 million of assets and $35 million of liabilities at Dec. 31, 2023, and $44 million of assets and $35 million of liabilities at Dec. 31, 2022.
Other
Technology Agreements — Xcel Energy has several contracts for information technology services that extend through 2027. The contracts are cancelable, although there are financial penalties for early termination.
Xcel Energy capitalized or expensed $28 million, $181 million and $103 million associated with these vendors in 2023, 2022 and 2021, respectively.
Committed minimum payments under these obligations as follows:

(Millions of Dollars)	Minimum Payments
2024	$18
2025	14
2026	13
2027	12
2028	—
Thereafter	—
Guarantees and Bond Indemnifications — Xcel Energy Inc. and its subsidiaries provide guarantees and bond indemnities, which guarantee payment or performance. Xcel Energy Inc.’s exposure is based upon the net liability under the specified agreements or transactions. Most of the guarantees and bond indemnities issued by Xcel Energy Inc. and its subsidiaries have a stated maximum amount.
As of Dec. 31, 2023 and 2022, Xcel Energy Inc. and its subsidiaries had no assets held as collateral related to their guarantees, bond indemnities and indemnification agreements. Guarantees and bond indemnities issued and outstanding for Xcel Energy were $75 million and $62 million at Dec. 31, 2023 and 2022, respectively.
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

13. Other Comprehensive Income
Changes in accumulated other comprehensive loss, net of tax, for the years ended Dec. 31:

	2023
(Millions of Dollars)	Gains and Losses on Interest Rate Cash Flow Hedges		Defined Benefit Pension and Postretirement Items		Total
Accumulated other comprehensive loss at Jan. 1	$(54)		$(39)		$(93)
Other comprehensive loss before reclassifications	(2)		(4)		(6)
Losses reclassified from net accumulated other comprehensive loss:
Amortization of interest rate hedges	3	(a)	—		3
Amortization of net actuarial loss	—		2	(b)	2
Net current period other comprehensive income (loss)	1		(2)		(1)
Accumulated other comprehensive loss at Dec. 31	$(53)		$(41)		$(94)
(a)Included in interest charges.
(b)Included in the computation of net periodic pension and postretirement benefit costs. See Note 11 for further information.

	2022
(Millions of Dollars)	Gains and Losses on Interest Rate Cash Flow Hedges		Defined Benefit Pension and Postretirement Items		Total
Accumulated other comprehensive loss at Jan. 1	$(75)		$(48)		$(123)
Other comprehensive gain before reclassifications	16		5		21
Losses reclassified from net accumulated other comprehensive loss:
Amortization of interest rate hedges	5	(a)	—		5
Amortization of net actuarial loss	—		4	(b)	4
Net current period other comprehensive income	21		9		30
Accumulated other comprehensive loss at Dec. 31	$(54)		$(39)		$(93)
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
Xcel Energy has the following reportable segments:
•Regulated Electric — The regulated electric utility segment generates, purchases, transmits, distributes and sells electricity in Colorado, Michigan, Minnesota, New Mexico, North Dakota, South Dakota, Texas and Wisconsin. In addition, this segment includes sales for resale and provides wholesale transmission service to various entities in the United States. The regulated electric utility segment also includes wholesale commodity and trading operations.
•Regulated Natural Gas — The regulated natural gas utility segment purchases, transports, stores, distributes and sells natural gas primarily in portions of Colorado, Michigan, Minnesota, North Dakota and Wisconsin.
Xcel Energy also presents All Other, which includes operating segments with revenues below the necessary quantitative thresholds. Those operating segments primarily include steam revenue, appliance repair services, non-utility real estate activities, revenues associated with processing solid waste into RDF, investments in rental housing projects that qualify for low-income housing tax credits and equity method investments in EIP funds.
Xcel Energy had equity method investments of $244 million and $219 million as of Dec. 31, 2023 and 2022, respectively, included in the natural gas utility and all other segments.
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
Xcel Energy’s segment information:

(Millions of Dollars)	2023	2022	2021
Regulated Electric
Operating revenues — external	$11,446	$12,123	$11,205
Intersegment revenue	2	2	2
Total revenues	$11,448	$12,125	$11,207
Depreciation and amortization	2,111	2,122	1,855
Interest charges and financing costs	670	636	568
Income tax benefit	(135)	(162)	(96)
Net income	1,686	1,631	1,478
Regulated Natural Gas
Operating revenues — external	$2,645	$3,080	$2,132
Intersegment revenue	3	2	2
Total revenues	$2,648	$3,082	$2,134
Depreciation and amortization	323	276	254
Interest charges and financing costs	96	86	75
Income tax expense	50	68	54
Net income	219	264	231
All Other
Total revenues	$115	$107	$94
Depreciation and amortization	14	15	12
Interest charges and financing costs	238	203	173
Income tax benefit	(61)	(41)	(28)
Net loss	(134)	(159)	(112)

Consolidated Total
Total revenues	$14,211	$15,314	$13,435
Reconciling eliminations	(5)	(4)	(4)
Total operating revenues	$14,206	$15,310	$13,431
Depreciation and amortization	2,448	2,413	2,121
Interest charges and financing costs	1,004	925	816
Income tax benefit	(146)	(135)	(70)
Net income	1,771	1,736	1,597

15. Workforce Reduction
In 2023, Xcel Energy implemented workforce actions to align resources and investments with evolving business and customer needs, and streamline the organization for long-term success.
In September 2023, Xcel Energy announced a voluntary retirement program to a group of eligible non-bargaining employees, with an enhanced retirement package including certain health care and cash benefits for accepted employees. Approximately 400 employees retired under this program in December 2023.
In November 2023, Xcel Energy, Inc. also reduced its non-bargaining workforce by approximately 150 employees through an involuntary severance program.

In the fourth quarter of 2023, Xcel Energy recorded total expense of $72 million related to these workforce actions, primarily related to the estimated cost of future health plan subsidies and other medical benefits for the voluntary retirement program, as well as severance and other employee payouts and legal and other professional fees.
For further information on the estimated costs and obligations for future health plan subsidies and other medical benefits, see Note 11 to the consolidated financial statements.

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
Internal Control Over Financial Reporting
No changes in Xcel Energy’s internal control over financial reporting occurred during the most recent fiscal quarter ended Dec. 31, 2023 that materially affected, or are reasonably likely to materially affect, Xcel Energy’s internal control over financial reporting. Xcel Energy maintains internal control over financial reporting to provide reasonable assurance regarding the reliability of the financial reporting. Xcel Energy has evaluated and documented its controls in process activities, general computer activities, and on an entity-wide level.
During the year and in preparation for issuing its report for the year ended Dec. 31, 2023 on internal controls under section 404 of the Sarbanes-Oxley Act of 2002, Xcel Energy conducted testing and monitoring of its internal control over financial reporting. Based on the control evaluation, testing and remediation performed, Xcel Energy did not identify any material control weaknesses, as defined under the standards and rules issued by the Public Company Accounting Oversight Board, as approved by the SEC and as indicated in Xcel Energy’s Management Report on Internal Controls over Financial Reporting, which is contained in Item 8 herein.

ITEM 9B — OTHER INFORMATION
Effective March 1, 2024, Melissa Ostrom, Vice President, Controller at Xcel Energy Inc., will begin serving as principal accounting officer of Xcel Energy. Brian Van Abel, Xcel Energy’s Executive Vice President, Chief Financial Officer will cease serving as Xcel Energy’s principal accounting officer effective March 1, 2024.

Melissa Ostrom, age 40, has served as Vice President, Controller at Xcel Energy since April 2022. Prior to that Ms. Ostrom served as Director, Financial Forecasting and Reporting from November 2018 to March 2022 and as Director, Capital Asset Accounting from April 2016 to November 2018. Ms. Ostrom served in various other finance and accounting positions of increasing responsibility since joining Xcel Energy in 2010.
There are no arrangements or understandings between Ms. Ostrom and any other person pursuant to which she was selected to serve as principal accounting officer. There are no family relationships between Ms. Ostrom and any director or officer of Xcel Energy or any other related-party transaction involving Ms. Ostrom and Xcel Energy.
There were no material amendments made to Ms. Ostrom’s compensation in connection with her service as principal accounting officer.
On Feb. 21, 2024, the Board of Directors of Xcel Energy approved the Xcel Energy Inc. Annual Incentive Plan (the “Plan”) in order to provide for annual incentive awards to eligible employees. The Plan replaces the Xcel Energy Inc. Executive Annual Incentive Award Subplan pursuant to the Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan. The Governance, Compensation and Nominating Committee (the “Committee”) of Xcel Energy’s Board of Directors administers the Plan and has authority to determine when and to whom awards will be granted, the amount of awards, and the terms and conditions of awards including the applicable performance goals, and will certify the level of goal achievement for award payouts. Awards will be paid in the form of cash or, if provided by the Committee, eligible employees may elect to receive payment in the form of stock or restricted stock, or a combination of the foregoing, and any shares of stock will be issued under Xcel Energy’s then-current equity compensation plan, all on such terms as the Committee may determine. The Plan also includes a “clawback” provision providing that awards are subject to recoupment under Xcel Energy’s clawback policies in effect from time to time. A copy of the Plan is filed as Exhibit 10.18 hereto and incorporated herein by reference.
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended Dec. 31, 2023.

ITEM 9C — DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required under this Item with respect to Directors and Corporate Governance is set forth in Xcel Energy Inc.’s Proxy Statement for its 2024 Annual Meeting of Shareholders, which is expected to be filed on April 9, 2024, which is incorporated by reference. Information with respect to Executive Officers is included in Item 1 to this report.

ITEM 11 — EXECUTIVE COMPENSATION
Information required under this Item is set forth in Xcel Energy Inc.’s Proxy Statement for its 2024 Annual Meeting of Shareholders, which is incorporated by reference.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required under this Item is contained in Xcel Energy Inc.’s Proxy Statement for its 2024 Annual Meeting of Shareholders, which is incorporated by reference.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this Item is contained in Xcel Energy Inc.’s Proxy Statement for its 2024 Annual Meeting of Shareholders, which is incorporated by reference.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required under this Item (aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34)) is contained in Xcel Energy Inc.’s Proxy Statement for its 2024 Annual Meeting of Shareholders, which is incorporated by reference.
PART IV

ITEM 15 — EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

1	Consolidated Financial Statements
	Management Report on Internal Controls Over Financial Reporting — For the year ended Dec. 31, 2023.
	Report of Independent Registered Public Accounting Firm — Financial Statements and Internal Controls Over Financial Reporting
	Consolidated Statements of Income — For each of the three years ended Dec. 31, 2023, 2022, and 2021.
	Consolidated Statements of Comprehensive Income — For each of the three years ended Dec. 31, 2023, 2022, and 2021.
	Consolidated Statements of Cash Flows — For each of the three years ended Dec. 31, 2023, 2022, and 2021.
	Consolidated Balance Sheets — As of Dec. 31, 2023, 2022.
	Consolidated Statements of Common Stockholders’ Equity — For each of the three years ended Dec. 31, 2023, 2022, and 2021.

2	Schedule I — Condensed Financial Information of Registrant.
	Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended Dec. 31, 2023, 2022, and 2021.

3	Exhibits
*	Indicates incorporation by reference
+	Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

Xcel Energy Inc.
Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation of Xcel Energy Inc.	Xcel Energy Inc. Form 8-K dated May 16, 2012	3.01
3.02*	Bylaws of Xcel Energy Inc., as Amended and Restated on August 23, 2023	Xcel Energy Inc. Form 8-K dated August 23, 2023	3.02
4.01*	Description of Securities	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2019	4.01
4.02*	Indenture, dated as of Dec. 1, 2000, by and between Xcel Energy Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank Minnesota, National Association), as Trustee	Xcel Energy Inc. Form 8-K dated Dec. 14, 2000	4.01
4.03*	Supplemental Indenture No. 3, dated as of June 1, 2006, by and between Xcel Energy Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as Trustee, creating $300 million of 6.50% Senior Notes, Series due July 1, 2036	Xcel Energy Inc. Form 8-K dated June 6, 2006	4.01
4.04*	Junior Subordinated Indenture, dated as of Jan. 1, 2008, by and between Xcel Energy Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as Trustee	Xcel Energy Inc. Form 8-K dated Jan. 16, 2008	4.01
4.05*	Replacement Capital Covenant, dated Jan. 16, 2008	Xcel Energy Inc. Form 8-K dated Jan. 16, 2008	4.03
4.06*	Supplemental Indenture No. 6, dated as of Sept. 1, 2011, by and between Xcel Energy Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as Trustee, creating $250 million of 4.80% Senior Notes, Series due Sept. 15, 2041	Xcel Energy Inc. Form 8-K dated Sept. 12, 2011	4.01
4.07*	Supplemental Indenture No. 8, dated as of June 1, 2015, by and between Xcel Energy Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as Trustee, creating $250 million aggregate principal amount of 3.30% Senior Notes, Series due June 1, 2025	Xcel Energy Inc. Form 8-K dated June 1, 2015	4.01
4.08*	Supplemental Indenture No. 10, dated as of Dec. 1, 2016, by and between Xcel Energy Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association, as Trustee), creating $500 million aggregate principal amount of 3.35% Senior Notes, Series due Dec. 1, 2026	Xcel Energy Inc. Form 8-K dated Dec. 1, 2016	4.01
4.09*	Supplemental Indenture No. 11, dated as of June 25, 2018, by and between Xcel Energy Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as Trustee, creating $500 million aggregate principal amount of 4.00% Senior Notes, Series due June 15, 2028	Xcel Energy Inc. Form 8-K dated June 25, 2018	4.01

4.10*	Supplemental Indenture No. 12, dated as of Nov. 7, 2019 by and between Xcel Energy Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as Trustee, creating $500 million aggregate principal amount of 2.60% Senior Notes, Series due Dec 1. 2029 and $500 million aggregate principal amount of 3.50% Senior Notes, Series due Dec. 1, 2049	Xcel Energy Inc. Form 8-K dated Nov. 7, 2019	4.01
4.11*	Supplemental Indenture No. 13, dated as of April 1, 2020 by and between Xcel Energy Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as Trustee creating $600 million aggregate principal amount of 3.40% Senior Notes, Series due June 1, 2030	Xcel Energy Inc. Form 8-K dated April 1, 2020	4.01
4.12*	Supplemental Indenture No. 15, dated as of Nov. 3, 2021 between Xcel Energy Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as Trustee, creating $500 million aggregate principal amount of 1.75% Senior Notes, Series due March 15, 2027 and $300 million aggregate principal amount of 2.35% Senior Notes, Series due Nov. 15, 2031	Xcel Energy Inc. Form 8-K dated Nov. 3, 2021	4.01
4.13*	Supplemental Indenture No. 16, dated as of May 6, 2022, by and between Xcel Energy Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee, creating $700 million aggregate principal amount of 4.60% Senior Notes, Series due June 1, 2032	Xcel Energy Form 8-K dated May 6, 2022	4.01
4.14*	Supplemental Indenture No. 17, dated as of August 3, 2023, by and between Xcel Energy Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee, creating $800 million aggregate principal amount of 5.45% Senior Notes, Series due August 15, 2033.	Xcel Energy Form 8-K dated August 3, 2023	4.01
10.01*	Xcel Energy Inc. Nonqualified Pension Plan (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.02
10.02*+	Xcel Energy Senior Executive Severance and Change-in-Control Policy (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.05
10.03*+	Second Amendment to Exhibit 10.02 dated Oct. 26, 2011	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2011	10.18
10.04*+	Fifth Amendment to Exhibit 10.02 dated May 3, 2016	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2016	10.01
10.05*+	Seventh Amendment to Exhibit 10.02 dated May 7, 2018	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2018	10.01
10.06*+	Eighth Amendment to Exhibit 10.02 dated March 31, 2020	Xcel Energy Inc. Form 10-Q for the quarter ended March 31, 2020	10.02
10.07*+	Ninth Amendment to Exhibit 10.02 dated May 22, 2020	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2020	10.01
10.08*+	Xcel Energy Inc. Supplemental Executive Retirement Plan as amended and restated Jan. 1, 2009	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.17
10.09*+	Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.07
10.10*+	First Amendment to Exhibit 10.09 effective Nov. 29, 2011	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2011	10.17
10.11*+	Second Amendment to Exhibit 10.09 dated May 21, 2013	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2013	10.22
10.12*+	Third Amendment to Exhibit 10.09 dated Sept. 30, 2016	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2016	10.01
10.13*+	Fourth Amendment to Exhibit 10.09 dated Oct. 23, 2017	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2017	10.1
10.14*+	Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.34
10.15*+	Form of Award Agreement for Restricted Stock Units and/or Performance Share Units under the Xcel Energy Inc. 2015 Omnibus Incentive Plan for awards between 2020-2023	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2019	10.32
10.16+	Form of Award Agreement for Restricted Stock Units and/or Performance Share Units under the Xcel Energy Inc. 2015 Omnibus Incentive Plan for awards since 2024
10.17*+	Form of Award Agreement for Retention-Based Restricted Stock Units under the Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 8-K dated Dec. 10, 2021	10.01
10.18+	Xcel Energy Inc. Annual Incentive Plan, effective Feb. 21, 2024
10.19*+	Summary of Non-Employee Director Compensation, effective as of May 24, 2023	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2023	10.01
10.20*+	Stock Equivalent Plan for Non-Employee Directors of Xcel Energy Inc. as amended and restated effective Feb. 23, 2011	Xcel Energy Inc. Definitive Proxy Statement dated April 5, 2011	Appendix A
10.21*+	Stock Program for Non-Employee Directors of Xcel Energy Inc. as Amended and Restated on Dec. 12, 2017 under the 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.36
10.22*+	Form of Services Agreement between Xcel Energy Services Inc. and utility companies	Xcel Energy Inc. Form U5B dated Nov. 16, 2000	H-1
10.23*	Fourth Amended and Restated Credit Agreement, dated as of September 19, 2022, among Xcel Energy Inc., as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank PLC, as Syndication Agents, and Citibank, N.A., MUFG Bank, Ltd., and Wells Fargo Bank, National Association., as Documentation Agents	Xcel Energy Inc. Form 8-K dated Sept. 19, 2022	99.01

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
4.19*
Indenture, dated as of July 1, 1999, by and between NSP-Minnesota and Wells Fargo Bank Minnesota, NA (as successor to Norwest Bank Minnesota, NA), as Trustee, providing for the issuance of Sr. Debt Securities
		Xcel Energy Inc. Form S-3 dated April 18, 2018	4(b)(7)
4.20*	Supplemental Indenture No. 2, dated Aug. 18, 2000, supplemental to the Indenture, dated as of July 1, 1999, among Xcel Energy Inc., NSP-Minnesota and Wells Fargo Bank Minnesota, NA (as successor to Norwest Bank Minnesota, NA), as Trustee	NSP-Minnesota Form 10-12G dated Oct. 5, 2000	4.63
4.21*	Supplemental Trust Indenture, dated as of July 1, 2005, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, NA (as successor to BNY Midwest Trust Company), as Trustee, creating $250 million aggregate principal amount of 5.25% First Mortgage Bonds, Series due July 15, 2035	NSP-Minnesota Form 8-K dated July 14, 2005	4.01
4.22*	Supplemental Trust Indenture, dated as of May 1, 2006, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, NA (as successor to BNY Midwest Trust Company), as Trustee, creating $400 million aggregate principal amount of 6.25% First Mortgage Bonds, Series due June 1, 2036	NSP-Minnesota Form 8-K dated May 18, 2006	4.01
4.23*	Supplemental Trust Indenture, dated as of June 1, 2007, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, NA (as successor to BNY Midwest Trust Company), as Trustee, creating $350 million aggregate principal amount of 6.20% First Mortgage Bonds, Series due July 1, 2037	NSP-Minnesota Form 8-K dated June 19, 2007	4.01
4.24*	Supplemental Trust Indenture, dated as of Nov. 1, 2009, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company., NA, as Trustee, creating $300 million aggregate principal amount of 5.35% First Mortgage Bonds, Series due Nov. 1, 2039	NSP-Minnesota Form 8-K dated Nov. 16, 2009	4.01
4.25*	Supplemental Trust Indenture, dated as of Aug. 1, 2010, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, NA, as Trustee, creating $250 million aggregate principal amount of 4.85% First Mortgage Bonds, Series due Aug. 15, 2040	NSP-Minnesota Form 8-K dated Aug. 4, 2010	4.01
4.26*	Supplemental Trust Indenture, dated as of Aug. 1, 2012, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, NA, as Trustee, creating $500 million aggregate principal amount of 3.40% First Mortgage Bonds, Series due Aug. 15, 2042	NSP-Minnesota Form 8-K dated Aug. 13, 2012	4.01
4.27*	Supplemental Trust Indenture, dated as of May 1, 2014, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as Trustee, creating $300 million aggregate principal amount of 4.125% First Mortgage Bonds, Series due May 15, 2044	NSP-Minnesota Form 8-K dated May 13, 2014	4.01
4.28*	Supplemental Trust Indenture, dated as of Aug. 1, 2015, by and between NSP-Minnesota and The Bank of New York Mellon Company, N.A., as Trustee, creating $300 million aggregate principal amount of 4.00% First Mortgage Bonds, Series due Aug. 15, 2045	NSP-Minnesota Form 8-K dated Aug. 11, 2015	4.01
4.29*	Supplemental Trust Indenture, dated as of May 1, 2016, by and between NSP-Minnesota and The Bank of NY Mellon Trust Company, N.A., as Trustee, creating $350 million aggregate principal amount of 3.60% First Mortgage Bonds, Series due May 15, 2046	NSP-Minnesota Form 8-K dated May 31, 2016	4.01
4.30*	Supplemental Trust Indenture, dated as of Sept. 1, 2017, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as Trustee, creating $600 million aggregate principal amount of 3.60% First Mortgage Bonds, Series due Sept. 15, 2047	NSP-Minnesota Form 8-K dated Sept. 13, 2017	4.01
4.31*	Supplemental Trust Indenture, dated as of Sept. 1, 2019, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as Trustee, creating $600 million aggregate principal amount of 2.90% First Mortgage Bonds, Series due March 1, 2050	NSP-Minnesota Form 8-K dated Sept. 10, 2019	4.01
4.32*	Supplemental Indenture, dated as of June 8, 2020, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as Trustee, creating $700 million aggregate principal amount of 2.60% First Mortgage Bonds, Series due June 1, 2051	NSP-Minnesota 8-K dated June 15, 2020	4.01
4.33*	Supplemental Indenture, dated as of March 1, 2021, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as Trustee, creating $425 million principal amount of 2.25% First Mortgage Bonds, Series due April 1, 2031 and $425 million principal amount of 3.20% First Mortgage Bonds, Series due April 1, 2052	NSP-Minnesota 8-K dated March 30, 2021	4.01
4.34*	Supplemental Indenture, dated as of May 1, 2022, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as Trustee, creating $500 million aggregate principal amount of 4.50% First Mortgage Bonds, Series due June 1, 2052	NSP-Minnesota 8-K dated May 9, 2022	4.01
4.35*	Supplemental Trust Indenture dated as of May 1, 2023 between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as successor Trustee, creating $800 million aggregate principal amount of 5.10% First Mortgage Bonds, Series due May 15, 2053.	NSP-Minnesota 8-K dated May 8, 2023	4.01
10.23*	Restated Interchange Agreement dated Jan. 16, 2001 between NSP-Wisconsin and NSP-Minnesota	NSP-Wisconsin Form S-4 dated Jan. 21, 2004	10.01
10.24*	Fourth Amended and Restated Credit Agreement, dated as of September 19, 2022, among NSP-Minnesota, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank PLC, as Syndication Agents, and Citibank, N.A., MUFG Bank, Ltd., and Wells Fargo Bank, National Association, as Documentation Agents	Xcel Energy Inc. Form 8-K dated Sept. 19, 2022	99.02

NSP-Wisconsin
4.36*
Supplemental and Restated Trust Indenture, dated as of March 1, 1991, by and between NSP-Wisconsin and U.S. Bank Trust Company, National Association (as successor to First Wisconsin Trust Company), as Trustee providing for the issuance of First Mortgage Bonds
		Xcel Energy Inc. Form S-3 dated April 18, 2018	4(c)(3)
4.37*	Trust Indenture, dated Sept. 1, 2000, by and between NSP-Wisconsin and U.S. Bank Trust Company, National Association (as successor to Firstar Bank, N.A.), as Trustee	NSP-Wisconsin Form 8-K dated Sept. 25, 2000	4.01
4.38*	Supplemental Trust Indenture, dated as of Sept. 1, 2008, by and between NSP-Wisconsin and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $200 million aggregate principal amount of 6.375% First Mortgage Bonds, Series due Sept. 1, 2038	NSP-Wisconsin Form 8-K dated Sept. 3, 2008	4.01
4.39*	Supplemental Trust Indenture, dated as of Oct. 1, 2012, by and between NSP-Wisconsin and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $100 million aggregate principal amount of 3.70% First Mortgage Bonds, Series due Oct. 1, 2042	NSP-Wisconsin Form 8-K dated Oct. 10, 2012	4.01
4.40*	Supplemental Trust Indenture, dated as of June 1, 2014, between NSP-Wisconsin and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $100 million aggregate principal amount of 3.30% First Mortgage Bonds, Series due June 15, 2024	NSP-Wisconsin Form 8-K dated June 23, 2014	4.01

4.41*	Supplemental Trust Indenture, dated as of Nov 1, 2017, by and between NSP-Wisconsin and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $100 million aggregate principal amount of 3.75% First Mortgage Bonds, Series due Dec. 1, 2047	NSP-Wisconsin Form 8-K dated Dec. 4, 2017	4.01
4.42*	Supplemental Indenture, dated as of Sept. 1, 2018, by and between NSP-Wisconsin and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $200 million aggregate principal amount of 4.20% First Mortgage Bonds, Series due Sept. 1, 2048	NSP-Wisconsin Form 8-K dated Sept. 12, 2018	4.01
4.43*	Supplemental Trust Indenture, dated as of May 18, 2020, by and between NSP-Wisconsin and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $100 million aggregate principal amount of 3.05% First Mortgage Bonds, Series due May 1, 2051	NSP-Wisconsin Form 8-K dated May 26, 2020	4.01
4.44*	Supplemental Indenture dated as of July 19, 2021 between NSP-Wisconsin and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $100 million principal amount of 2.82% First Mortgage Bonds, Series due May 1, 2051	NSP-Wisconsin Form 8-K dated July 20, 2021	4.01
4.45*	Supplemental Trust Indenture, dated as of July 15, 2022, by and between NSP-Wisconsin and U.S. Bank Trust Company, National Association, as Trustee, creating $100 million aggregate principal amount of 4.86% First Mortgage Bonds, Series due Sept. 15, 2052	NSP-Wisconsin Form 8-K dated July 15, 2022	4.01
4.46*	Supplemental Indenture dated as of May 10, 2023 between NSP-Wisconsin and U.S. Bank Trust Company, National Association, as successor Trustee, creating 5.30% First Mortgage Bonds, Series due June 15, 2053	NSP-Wisconsin Form 8-K dated May 10, 2023	4.01
10.25*	Restated Interchange Agreement dated Jan. 16, 2001 between NSP-Wisconsin and NSP-Minnesota	NSP-Wisconsin Form S-4 dated Jan. 21, 2004	10.01
10.26*	Fourth Amended and Restated Credit Agreement, dated as of Sept. 19, 2022, among NSP-Wisconsin, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank PLC, as Syndication Agents, and Citibank, N.A., MUFG Bank, Ltd. and Wells Fargo Bank, National Association, as Documentation Agents	Xcel Energy Inc. Form 8-K dated Sept. 19, 2022	99.05

PSCo
4.47*
Indenture, dated as of Oct. 1, 1993, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to Morgan Guaranty Trust Company of New York), as Trustee, providing for the issuance of First Collateral Trust Bonds
		Xcel Energy Inc. Form S-3 dated April 18, 2018	4(d)(3)
4.48*	Supplemental Indenture No. 17, dated as of Aug. 1, 2007, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $350 million of 6.25% First Mortgage Bonds, Series No. 17 due Sept. 1, 2037	PSCo Form 8-K dated Aug. 8, 2007	4.01
4.49*	Supplemental Indenture No. 18, dated as of Aug. 1, 2008, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $300 million aggregate principal amount of 6.50% First Mortgage Bonds, Series No. 19 due Aug. 1, 2038	PSCo Form 8-K dated Aug. 6, 2008	4.01
4.50*	Supplemental Indenture No. 21, dated as of Aug. 1, 2011, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $250 million aggregate principal amount of 4.75% First Mortgage Bonds, Series No. 22 due Aug. 15, 2041	PSCo Form 8-K dated Aug. 9, 2011	4.01
4.51*	Supplemental Indenture No. 22, dated as of Sept. 1, 2012, between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $500 million aggregate principal amount of 3.60% First Mortgage Bonds, Series No. 24 due Sept. 15, 2042	PSCo Form 8-K dated Sept. 11, 2012	4.01
4.52*	Supplemental Indenture No. 24, dated as of March 1, 2014, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $300 million aggregate principal amount of 4.30% First Mortgage Bonds, Series No. 27 due March 15, 2044	PSCo Form 8-K dated March 10, 2014	4.01
4.53*	Supplemental Indenture No. 25, dated as of May 1, 2015, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $250 million aggregate principal amount of 2.90% First Mortgage Bonds, Series No. 28 due May 15, 2025	PSCo Form 8-K dated May 12, 2015	4.01
4.54*	Supplemental Indenture No. 26, dated as of June 1, 2016, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $250 million aggregate principal amount of 3.55% First Mortgage Bonds, Series No. 29 due June 15, 2046	PSCo Form 8-K dated June 13, 2016	4.01
4.55*	Supplemental Indenture No. 27, dated as of June 1, 2017, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $400 million aggregate principal amount of 3.80% First Mortgage Bonds, Series No. 30 due June 15, 2047	PSCo Form 8-K dated June 19, 2017	4.01
4.56*	Supplemental Indenture No. 28, dated as of June 1, 2018, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $350 million aggregate principal amount of 3.70% First Mortgage Bonds, Series No. 31 due June 15, 2028, and $350 million aggregate principal amount of 4.10% First Mortgage Bonds, Series No. 32 due June 15, 2048	PSCo Form 8-K dated June 21, 2018	4.01
4.57*	Supplemental Indenture No. 29, dated as of March 1, 2019, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $400 million aggregate principal amount of 4.05% First Mortgage Bonds, Series No. 33 due Sept. 15, 2049	PSCo Form 8-K dated March 13, 2019	4.01
4.58*	Supplemental Indenture No. 30, dated as of Aug. 1, 2019, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $550 million aggregate principal amount of 3.20% First Mortgage Bonds, Series No. 34 due March 1, 2050	PSCo Form 8-K dated August 13, 2019	4.01
4.59*	Supplemental Indenture No. 31, dated as of May 1, 2020, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $375 million aggregate principal amount of 2.70% First Mortgage Bonds, Series No. 35 due Jan. 15, 2051 and $375 million aggregate principal amount of 1.90% First Mortgage Bonds, Series No. 36 due Jan. 15, 2031	PSCo Form 8-K dated May 15, 2020	4.01
4.60*	Supplemental Indenture No. 32, dated as of February 1, 2021, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $750 million aggregate principal amount of 1.875% First Mortgage Bonds, Series No. 37 due June 15, 2031	PSCo Form 8-K dated March 1, 2021	4.01
4.61*	Supplemental Indenture No. 33, dated as of May 1, 2022, by and between PSCo and U.S. Bank Trust Company, National Association, as Trustee, creating $300 million aggregate principal amount of 4.10% First Mortgage Bonds, Series No. 38 due June 1, 2032 and $400 million aggregate principal amount of 4.50% First Mortgage Bonds, Series No. 39 due June 1, 2052	PSCo Form 8-K dated May 17, 2022	4.01
4.62*	Supplemental Indenture No. 34, dated as of March 1, 2023, between PSCo and U.S. Bank Trust Company, National Association, as successor Trustee, creating $850 million principal amount of 5.25% First Mortgage Bonds, Series No. 40 due April 1, 2053.	PSCo Form 8-K dated April 3, 2023	4.01
10.27*	Proposed Settlement Agreement, excerpts, as filed with the CPUC	Xcel Energy Inc. Form 8-K dated Dec. 3, 2004	99.02

10.28*	Fourth Amended and Restated Credit Agreement, dated as of September 19, 2022, among PSCo, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank PLC, as Syndication Agents, and Citibank, N.A., MUFG Bank, Ltd., and Wells Fargo Bank, National Association, as Documentation Agents	Xcel Energy Inc. Form 8-K dated Sept. 19, 2022	99.03

SPS
4.63*	Indenture, dated as of Feb. 1, 1999, by and between SPS and The Chase Manhattan Bank, as Trustee	SPS Form 8-K dated Feb. 25, 1999	99.2
4.64*	Third Supplemental Indenture, dated as of Oct. 1, 2003, by and between SPS and JPMorgan Chase Bank (as successor to The Chase Manhattan Bank), as Trustee, creating $100 million aggregate principal amount of Series C Notes, 6% due Oct. 1, 2033 and Series D Notes, 6% due Oct. 1, 2033	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2003	4.04
4.65*	Fourth Supplemental Indenture, dated as of Oct. 1, 2006, by and between SPS and The Bank of New York (as successor to The Chase Manhattan Bank), as Trustee, creating $250 million aggregate principal amount of Series F Notes, 6% due Oct. 1, 2036	SPS Form 8-K dated Oct. 3, 2006	4.01
4.66*	Indenture, dated as of Aug. 1, 2011, by and between SPS and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee	SPS Form 8-K dated Aug. 10, 2011	4.01
4.67*	Supplemental Indenture No. 1, dated as of Aug. 3, 2011, by and between SPS and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $200 million aggregate principal amount of 4.50% First Mortgage Bonds, Series No. 1 due Aug. 15, 2041	SPS Form 8-K dated Aug. 10, 2011	4.02
4.68*	Supplemental Indenture No. 3, dated as of June 1, 2014, by and between SPS and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $150 million aggregate principal amount of 3.30% First Mortgage Bonds, Series No. 3 due June 15, 2024	SPS Form 8-K dated June 9, 2014	4.02
4.69*	Supplemental Indenture No. 4, dated as of Aug. 1, 2016, by and between SPS and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $300 million aggregate principal amount of 3.40% First Mortgage Bonds, Series No. 4 due Aug. 15, 2046	SPS Form 8-K dated Aug. 12, 2016	4.02
4.70*	Supplemental Indenture No. 5, dated as of Aug. 1, 2017, by and between SPS and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $450 million aggregate principal amount of 3.70% First Mortgage Bonds, Series No. 5 due Aug. 15 2047	SPS Form 8-K dated Aug 9. 2017	4.02
4.71*	Supplemental Indenture No. 6, dated as of Oct. 1, 2018, by and between SPS and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $300 million aggregate principal amount of 4.40% First Mortgage Bonds, Series No. 6 due Nov. 15, 2048	SPS Form 8-K dated Nov. 5, 2018	4.02
4.72*	Supplemental Indenture No. 7, dated as of June 1, 2019, by and between SPS and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $300 million aggregate principal amount of 3.75% First Mortgage Bonds, Series No. 7 due June 15, 2049	SPS Form 8-K dated June 18, 2019	4.02
4.73*	Supplemental Indenture No. 8, dated as of May 1, 2020, by and between SPS and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $600 million aggregate principal amount of 3.15% First Mortgage Bonds, Series No. 8 due May 1, 2050	SPS Form 8-K dated May 18, 2020	4.02
4.74*	Supplemental Indenture No. 9, dated as of May 1, 2022, by and between SPS and U.S. Bank Trust Company, National Association, as Trustee, creating $200 million aggregate principal amount of 5.15% First Mortgage Bonds, Series No. 9 due June 1, 2052	SPS Form 8-K dated May 31, 2022	4.02
4.75*	Supplemental Indenture No. 10 dated as of August 21, 2023 between SPS and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $100 million aggregate principal amount of 6.00% First Mortgage Bonds, Series No. 10 due 2053.	SPS Form 8-K dated August 21, 2023	4.01
10.29*	Fourth Amended and Restated Credit Agreement, dated as of Sept. 19, 2022, among SPS, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank PLC, as Syndication Agents, and Citibank, N.A., MUFG Bank, Ltd. and Wells Fargo Bank, National Association, as Documentation Agents	Xcel Energy Inc. Form 8-K dated Sept. 19, 2022	99.04

Xcel Energy Inc.
21.01	Subsidiaries of Xcel Energy Inc.
23.01	Consent of Independent Registered Public Accounting Firm
24.01	Powers of Attorney
31.01	Principal Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Principal Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.01	Mandatory Compensation Recovery Policy for Section 16 Officers
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SCHEDULE I
XCEL ENERGY INC.
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(amounts in millions, except per share data)

	Year Ended Dec. 31
	2023	2022	2021
Income
Equity earnings of subsidiaries	$1,948	$1,905	$1,744
Total income	1,948	1,905	1,744
Expenses and other deductions
Operating expenses	25	19	21
Other (income) expenses	(13)	(2)	3
Interest charges and financing costs	235	206	173
Total expenses and other deductions	247	223	197
Income before income taxes	1,701	1,682	1,547
Income tax benefit	(70)	(54)	(50)
Net income	$1,771	$1,736	$1,597

Other Comprehensive Income
Pension and retiree medical benefits, net of tax	$(2)	$9	$8
Derivative instruments, net of tax	1	21	10
Other comprehensive income	(1)	30	18
Comprehensive income	$1,770	$1,766	$1,615

Weighted average common shares outstanding:
Basic	552	547	539
Diluted	552	547	540
Earnings per average common share:
Basic	$3.21	$3.18	$2.96
Diluted	3.21	3.17	2.96
See Notes to Condensed Financial Statements
XCEL ENERGY INC.
CONDENSED STATEMENTS OF CASH FLOWS
(amounts in millions)

	Year Ended Dec. 31
	2023	2022	2021
Operating activities
Net cash provided by operating activities	$1,586	$1,340	$1,147
Investing activities
Capital contributions to subsidiaries	(975)	(921)	(1,661)
Net return in the utility money pool	21	—	57
Net cash used in investing activities	(954)	(921)	(1,604)
Financing activities
(Repayment of) proceeds from short-term borrowings, net	(66)	(407)	638
Proceeds from issuance of long-term debt	792	694	791
Repayment of long-term debt	(500)	—	(400)
Proceeds from issuance of common stock	270	322	366
Dividends paid	(1,092)	(1,012)	(935)
Other	(13)	(16)	(16)
Net cash (used in) provided by financing activities	(609)	(419)	444
Net change in cash, cash equivalents, and restricted cash	23	—	(13)
Cash, cash equivalents and restricted cash at beginning of period	1	1	14
Cash, cash equivalents and restricted cash at end of period	$24	$1	$1
See Notes to Condensed Financial Statements
XCEL ENERGY INC.
CONDENSED BALANCE SHEETS
(amounts in millions)

	Dec. 31
	2023	2022
Assets
Cash and cash equivalents	$24	$1
Accounts receivable from subsidiaries	404	443
Derivative instruments	—	1
Other current assets	5	7
Total current assets	433	452
Investment in subsidiaries	23,873	22,597
Other assets	(20)	(7)
Total other assets	23,853	22,590
Total assets	$24,286	$23,042
Liabilities and Equity
Current portion of long-term debt	—	500
Dividends payable	289	268
Short-term debt	165	231
Other current liabilities	66	17
Total current liabilities	520	1,016
Other liabilities	12	13
Total other liabilities	12	13
Commitments and contingencies
Capitalization
Long-term debt	6,137	5,338
Common stockholders' equity	17,617	16,675
Total capitalization	23,754	22,013
Total liabilities and equity	$24,286	$23,042
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

Guarantees and Indemnifications
Xcel Energy Inc. provides guarantees and bond indemnities under specified agreements or transactions, which guarantee payment or performance. Xcel Energy Inc.’s exposure is based upon the net liability of the relevant subsidiary under the specified agreements or transactions. Most of the guarantees and bond indemnities issued by Xcel Energy Inc. limit the exposure to a maximum stated amount. As of Dec. 31, 2023 and 2022, Xcel Energy Inc. had no assets held as collateral related to guarantees, bond indemnities and indemnification agreements.
Guarantees and bond indemnities issued and outstanding as of Dec. 31, 2023:

(Millions of Dollars)	Guarantor	Guarantee Amount	Current Exposure	Triggering Event
Guarantees of Capital Services purchase contracts for wind and solar generating equipment (a)	Xcel Energy Inc.	951	(b)	(c)
Guarantees of Xcel Energy Inc.’s utility subsidiaries’ performance on tax credit sale agreements	Xcel Energy Inc.	100	(d)	(c)
Guarantee performance and payment of surety bonds for Xcel Energy Inc.’s utility subsidiaries (e)	Xcel Energy Inc.	75	(f)	(g)
(a)Guarantees expire upon the satisfaction of all buyer obligations under the purchase contracts.
(b)Given that the manufacturing of equipment has not yet commenced, related exposure to the performance obligations of Capital Services at Dec. 31, 2023 has been assessed as immaterial.
(c)Nonperformance and/or nonpayment.
(d)Exposure to the performance obligations of the utility subsidiaries has been assessed as immaterial. The tax credit sales transactions closed as scheduled in January 2024.
(e)The surety bonds primarily relate to workers compensation benefits and utility projects. The workers compensation bonds are renewed annually and the project based bonds expire in conjunction with the completion of the related projects.
(f)Due to the number of projects associated with the surety bonds, the total current exposure of this indemnification cannot be determined. Xcel Energy Inc. believes the exposure to be significantly less than the total amount of the outstanding bonds.
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
Related Party Transactions — Xcel Energy Inc. presents related party receivables net of payables. Accounts receivable net of payables with affiliates at Dec. 31:

(Millions of Dollars)	2023	2022
NSP-Minnesota	$120	$82
NSP-Wisconsin	13	17
PSCo	44	111
SPS	47	61
Xcel Energy Services Inc.	144	145
Other subsidiaries of Xcel Energy Inc.	35	27
	$403	$443
Dividends — Cash dividends paid to Xcel Energy Inc. by its subsidiaries were $1,693 million, $1,503 million and $1,344 million for the years ended Dec. 31, 2023, 2022 and 2021, respectively. These cash receipts are included in operating cash flows of the condensed statements of cash flows.
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
Money pool lending for Xcel Energy Inc.:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Dec. 31, 2023
Loan outstanding at period end	$21
Average loan outstanding	90
Maximum loan outstanding	250
Weighted average interest rate, computed on a daily basis	1.34%
Weighted average interest rate at end of period	5.34
Money pool interest income	$1

(Amounts in Millions, Except Interest Rates)	Year Ended Dec. 31, 2023	Year Ended Dec. 31, 2022	Year Ended Dec. 31, 2021
Loan outstanding at period end	$21	$—	$—
Average loan outstanding	27	10	16
Maximum loan outstanding	250	204	439
Weighted average interest rate, computed on a daily basis	5.33%	0.73%	0.08%
Weighted average interest rate at end of period	5.34	N/A	N/A
Money pool interest income	$1	$—	$—
See notes to the consolidated financial statements in Part II, Item 8.

SCHEDULE II
Xcel Energy Inc. and Subsidiaries Valuation and Qualifying Accounts Years Ended Dec. 31

	Allowance for bad debts						NOL and tax credit valuation allowances
(Millions of Dollars)	2023		2022		2021		2023		2022		2021
Balance at Jan. 1	$122		$106		$79		$62		$64		$64
Additions charged to costs and expenses	79		73		60		26		6		5
Additions charged to other accounts	13	(a)	26	(a)	14	(a)	—		—		—
Deductions from reserves	(86)	(b)	(83)	(b)	(47)	(b)	(18)	(c)	(8)	(c)	(5)	(c)
Balance at Dec. 31	$128		$122		$106		$70		$62		$64
(a)Recovery of amounts previously written-off.
(b)Deductions related primarily to bad debt write-offs.
(c)Primarily reversals of valuation allowances on completed tax credit sales and reductions of valuation allowances for items forecasted to be used prior to expiration.

ITEM 16 — FORM 10-K SUMMARY
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

XCEL ENERGY INC.

Feb. 21, 2024	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated above.

	/s/ ROBERT C. FRENZEL	Chairman, President, Chief Executive Officer and Director
	Robert C. Frenzel	(Principal Executive Officer)

	/s/ BRIAN J. VAN ABEL	Executive Vice President, Chief Financial Officer
	Brian J. Van Abel	(Principal Accounting Officer and Principal Financial Officer)

*
	Megan Burkhart	Director

*
	Lynn Casey	Director

*
	Netha Johnson	Director

*
	Patricia L. Kampling	Director

*
	George J. Kehl	Director

*
	Richard T. O’Brien	Director

*
	Charles Pardee	Director

*
	Christopher J. Policinski	Director

*
	James Prokopanko	Director

*
	Timothy Welsh	Director

*
	Kim Williams	Director

*
	Daniel Yohannes	Director

*By:	/s/ BRIAN J. VAN ABEL
	Brian J. Van Abel	Attorney-in-Fact