Form 10-Q
period 2024-06-30
XCEL ENERGY INC
filed 2024-08-01
CIK 72903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2024
Common Stock, $2.50 par value	557,500,681 shares

This Form 10-Q is filed by Xcel Energy Inc. Additional information is available in various filings with the SEC. This report should be read in its entirety.

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
e prime	e prime inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
WYCO	WYCO Development, LLC
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
CPUC	Colorado Public Utilities Commission
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
DOC	Minnesota Department of Commerce
DOE	United States Department of Energy
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
MPUC	Minnesota Public Utilities Commission
MPSC	Michigan Public Service Commission
NDPSC	North Dakota Public Service Commission
NMPRC	New Mexico Public Regulation Commission
NRC	Nuclear Regulatory Commission
OAG	Minnesota Office of Attorney General
PSCW	Public Service Commission of Wisconsin
PUCT	Public Utility Commission of Texas
SEC	Securities and Exchange Commission
SDPUC	South Dakota Public Utilities Commission

Other
AFUDC	Allowance for funds used during construction
ALJ	Administrative Law Judge
ATM	At-the-market
C&I	Commercial and Industrial
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by EPA regulating the management, storage and disposal of CCRs as a nonhazardous waste
CDD	Cooling degree-days
CEO	Chief executive officer
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act

CFO	Chief financial officer
CORE	CORE Electric Cooperative
CPCN	Certificate of Public Convenience and Necessity
CSPV	Crystalline Silicon Photovoltaic
DCRF	Distribution Cost Recovery Factor
DRIP	Dividend Reinvestment and Stock Purchase Program
EPS	Earnings per share
ETR	Effective tax rate
FTR	Financial transmission right
GAAP	United States generally accepted accounting principles
GCA	Gas cost adjustment
GE	General Electric Company
HDD	Heating degree-days
IPP	Independent power producing entity
IRA	Inflation Reduction Act
IRP	Integrated Resource Plan
LLC	Limited liability company
MGP	Manufactured gas plant
MPH	Miles per hour
MISO	Midcontinent Independent System Operator, Inc.
NAV	Net asset value
NOx	Nitrogen Oxides
O&M	Operating and maintenance
PFAS	Per- and Polyfluoroalkyl Substances
PIM	Performance incentive mechanism
PPA	Power purchase agreement
PSPS	Public safety power shutoff
PTC	Production tax credit
RFP	Request for proposal
ROE	Return on equity
RTO	Regional Transmission Organization
SMMPA	Southern Minnesota Municipal Power Agency
SPP	Southwest Power Pool, Inc.
Staff	CPUC Staff
TEP	Transportation electrification plan
THI	Temperature-humidity index
UCA	Colorado Office of the Utility Consumer Advocate
VaR	Value at Risk
WACC	Weighted average cost of capital

Measurements
MW	Megawatts

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to 2024 EPS guidance, long-term EPS and dividend growth rate objectives, future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, expected pension contributions, and expected impact on our results of operations, financial condition and cash flows of interest rate changes, increased credit exposure, and legal proceeding outcomes, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed in Xcel Energy’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2023 and subsequent filings with the Securities and Exchange Commission, could cause actual results to differ materially from management expectations as suggested by such forward-looking information: operational safety, including our nuclear generation facilities and other utility operations; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee workforce and third-party contractor factors; violations of our Codes of Conduct; our ability to recover costs and our subsidiaries’ ability to recover costs from customers; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of Xcel Energy Inc. and its subsidiaries to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; our subsidiaries’ ability to make dividend payments; tax laws; uncertainty regarding epidemics, the duration and magnitude of business restrictions including shutdowns (domestically and globally), the potential impact on the workforce, including shortages of employees or third-party contractors due to quarantine policies, vaccination requirements or government restrictions, impacts on the transportation of goods and the generalized impact on the economy; effects of geopolitical events, including war and acts of terrorism; cybersecurity threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather events; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties and wildfire damages in excess of liability insurance coverage; regulatory changes and/or limitations related to the use of natural gas as an energy source; challenging labor market conditions and our ability to attract and retain a qualified workforce; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Operating revenues
Electric	$2,659	$2,601	$5,344	$5,364
Natural gas	355	393	1,296	1,681
Other	14	28	37	57
Total operating revenues	3,028	3,022	6,677	7,102

Operating expenses
Electric fuel and purchased power	855	1,030	1,803	2,147
Cost of natural gas sold and transported	118	170	601	1,014
Cost of sales — other	1	11	9	23
Operating and maintenance expenses	662	628	1,267	1,278
Conservation and demand side management expenses	86	63	183	139
Depreciation and amortization	703	565	1,361	1,189
Taxes (other than income taxes)	154	137	325	321
Total operating expenses	2,579	2,604	5,549	6,111

Operating income	449	418	1,128	991

Other income, net	22	11	36	16
Earnings from equity method investments	8	9	16	20
Allowance for funds used during construction — equity	38	18	75	37

Interest charges and financing costs
Interest charges — includes other financing costs	319	268	610	521
Allowance for funds used during construction — debt	(16)	(12)	(30)	(22)
Total interest charges and financing costs	303	256	580	499

Income before income taxes	214	200	675	565
Income tax benefit	(88)	(88)	(115)	(141)
Net income	$302	$288	$790	$706

Weighted average common shares outstanding:
Basic	557	551	556	551
Diluted	557	552	556	551

Earnings per average common share:
Basic	$0.54	$0.52	$1.42	$1.28
Diluted	0.54	0.52	1.42	1.28

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Net income	$302	$288	$790	$706
Other comprehensive income
Pension and retiree medical benefits:
Reclassifications of losses to net income, net of tax	4	1	4	1
Derivative instruments:
Net fair value increase, net of tax	—	13	22	8
Reclassification of losses to net income, net of tax	—	1	1	2

Total other comprehensive income	4	15	27	11
Total comprehensive income	$306	$303	$817	$717

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Six Months Ended June 30
	2024	2023
Operating activities
Net income	$790	$706
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,370	1,202
Nuclear fuel amortization	53	53
Deferred income taxes	285	(192)
Allowance for equity funds used during construction	(75)	(37)
Earnings from equity method investments	(16)	(20)
Dividends from equity method investments	18	18
Provision for bad debts	28	36
Share-based compensation expense	17	12
Changes in operating assets and liabilities:
Accounts receivable	148	225
Accrued unbilled revenues	6	364
Inventories	(2)	100
Other current assets	(53)	39
Accounts payable	4	(443)
Net regulatory assets and liabilities	150	569
Other current liabilities	(439)	(74)
Pension and other employee benefit obligations	(98)	(37)
Other, net	54	(66)
Net cash provided by operating activities	2,240	2,455

Investing activities
Capital/construction expenditures	(3,368)	(2,599)
Purchase of investment securities	(469)	(416)
Proceeds from the sale of investment securities	450	399
Other, net	(16)	(23)
Net cash used in investing activities	(3,403)	(2,639)

Financing activities
Proceeds from (repayments of) short-term borrowings, net	17	(269)
Proceeds from issuances of long-term debt	3,644	1,741
Repayments of long-term debt	(550)	(650)
Proceeds from issuance of common stock	101	75
Dividends paid	(575)	(536)
Other, net	(5)	(13)
Net cash provided by financing activities	2,632	348

Net change in cash, cash equivalents and restricted cash	1,469	164
Cash, cash equivalents and restricted cash at beginning of period	129	111
Cash, cash equivalents and restricted cash at end of period	$1,598	$275

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(517)	$(461)
Cash received (paid) for income taxes, net; includes proceeds from tax credit transfers	351	(49)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$520	$497
Inventory transfers to property, plant and equipment	164	78
Operating lease right-of-use assets	40	50
Allowance for equity funds used during construction	75	37
Issuance of common stock for reinvested dividends and/or equity awards	35	32

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data

	June 30, 2024	Dec. 31, 2023
Assets
Current assets
Cash and cash equivalents	$1,598	$129
Accounts receivable, net	1,138	1,315
Accrued unbilled revenues	847	853
Inventories	622	711
Regulatory assets	630	611
Derivative instruments	234	104
Prepaid taxes	89	52
Prepayments and other	541	294
Total current assets	5,699	4,069

Property, plant and equipment, net	53,890	51,642

Other assets
Nuclear decommissioning fund and other investments	3,791	3,599
Regulatory assets	2,751	2,798
Derivative instruments	84	76
Operating lease right-of-use assets	1,145	1,217
Other	567	678
Total other assets	8,338	8,368
Total assets	$67,927	$64,079

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$854	$552
Short-term debt	802	785
Accounts payable	1,546	1,668
Regulatory liabilities	781	528
Taxes accrued	360	557
Accrued interest	299	251
Dividends payable	305	289
Derivative instruments	44	74
Operating lease liabilities	226	226
Other	683	722
Total current liabilities	5,900	5,652

Deferred credits and other liabilities
Deferred income taxes	5,280	4,885
Deferred investment tax credits	56	60
Regulatory liabilities	5,959	5,827
Asset retirement obligations	3,390	3,218
Derivative instruments	91	86
Customer advances	154	167
Pension and employee benefit obligations	371	469
Operating lease liabilities	961	1,038
Other	95	148
Total deferred credits and other liabilities	16,357	15,898

Commitments and contingencies
Capitalization
Long-term debt	27,716	24,913
Common stock — 1,000,000,000 shares authorized of $2.50 par value; 557,337,051 and 554,941,703 shares outstanding at June 30, 2024 and December 31, 2023, respectively	1,393	1,387
Additional paid in capital	8,589	8,465
Retained earnings	8,039	7,858
Accumulated other comprehensive loss	(67)	(94)
Total common stockholders’ equity	17,954	17,616
Total liabilities and equity	$67,927	$64,079

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)
(amounts in millions, except per share data; shares in actual amounts)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholders' Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended June 30, 2024 and 2023
Balance at March 31, 2023	550,222,192	$1,376	$8,169	$7,370	$(97)	$16,818
Net income				288		288
Other comprehensive loss					15	15
Dividends declared on common stock ($0.52 per share)				(286)		(286)
Issuances of common stock	1,153,063	2	75			77
Share-based compensation			3	(1)		2
Balance at June 30, 2023	551,375,255	$1,378	$8,247	$7,371	$(82)	$16,914

Balance at March 31, 2024	555,470,302	$1,389	$8,481	$8,042	$(71)	$17,841
Net income				302		302
Other comprehensive income					4	4
Dividends declared on common stock ($0.5475 per share)				(305)		(305)
Issuances of common stock	1,866,749	4	97			101
Share-based compensation			11			11
Balance at June 30, 2024	557,337,051	$1,393	$8,589	$8,039	$(67)	$17,954

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholders' Equity
	Shares	Par Value	Additional Paid In Capital
Six Months Ended June 30, 2024 and 2023
Balance at Dec. 31, 2022	549,578,018	$1,374	$8,155	$7,239	$(93)	$16,675
Net income				706		706
Other comprehensive income					11	11
Dividends declared on common stock ($1.04 per share)				(572)		(572)
Issuances of common stock	1,797,237	4	91			95
Share-based compensation			1	(2)		(1)
Balance at June 30, 2023	551,375,255	$1,378	$8,247	$7,371	$(82)	$16,914

Balance at Dec. 31, 2023	554,941,703	$1,387	$8,465	$7,858	$(94)	$17,616
Net income				790		790
Other comprehensive income					27	27
Dividends declared on common stock ($1.095 per share)				(609)		(609)
Issuances of common stock	2,395,348	6	107			113
Share-based compensation			17			17
Balance at June 30, 2024	557,337,051	$1,393	$8,589	$8,039	$(67)	$17,954

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of Xcel Energy as of June 30, 2024 and Dec. 31, 2023; the results of Xcel Energy’s operations, including the components of net income, comprehensive income and changes in stockholders’ equity for the three and six months ended June 30, 2024 and 2023; and Xcel Energy’s cash flows for the six months ended June 30, 2024 and 2023.
All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after June 30, 2024, up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2023 balance sheet information has been derived from the audited 2023 consolidated financial statements included in the Xcel Energy Inc. Annual Report on Form 10-K for the year ended Dec. 31, 2023.
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

3. Selected Balance Sheet Data

(Millions of Dollars)	June 30, 2024	Dec. 31, 2023
Accounts receivable, net
Accounts receivable	$1,244	$1,443
Less allowance for bad debts	(106)	(128)
Accounts receivable, net	$1,138	$1,315

(Millions of Dollars)	June 30, 2024	Dec. 31, 2023
Inventories
Materials and supplies	$394	$377
Fuel	181	211
Natural gas	47	123
Total inventories	$622	$711

(Millions of Dollars)	June 30, 2024	Dec. 31, 2023
Property, plant and equipment, net
Electric plant	$53,883	$52,494
Natural gas plant	9,363	9,080
Common and other property	3,296	3,190
Plant to be retired (a)	1,890	2,055
Construction work in progress	4,355	2,873
Total property, plant and equipment	72,787	69,692
Less accumulated depreciation	(19,300)	(18,399)
Nuclear fuel	3,444	3,337
Less accumulated amortization	(3,041)	(2,988)
Property, plant and equipment, net	$53,890	$51,642
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
Commercial paper and term loan borrowings outstanding for Xcel Energy:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2024	Year Ended Dec. 31, 2023
Borrowing limit	$3,550	$3,550
Amount outstanding at period end	802	785
Average amount outstanding	449	491
Maximum amount outstanding	802	1,241
Weighted average interest rate, computed on a daily basis	5.54%	5.12%
Weighted average interest rate at period end	5.54	5.52
Letters of Credit — Xcel Energy Inc. and its utility subsidiaries use letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. There was $43 million and $44 million of letters of credit outstanding under the credit facilities at June 30, 2024 and Dec. 31, 2023, respectively. Amounts approximate their fair value and are subject to fees.
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
As of June 30, 2024, Xcel Energy Inc. and its utility subsidiaries had the following committed revolving credit facilities available:

(Millions of Dollars)	Credit Facility (a)	Drawn (b)	Available
Xcel Energy Inc.	$1,500	$802	$698
PSCo	700	31	669
NSP-Minnesota	700	12	688
SPS	500	—	500
NSP-Wisconsin	150	—	150
Total	$3,550	$845	$2,705
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
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity of the credit facility. Xcel Energy Inc. and its utility subsidiaries had no direct advances on the credit facilities outstanding as of June 30, 2024 and Dec. 31, 2023.

Bilateral Credit Agreement
In April 2024, NSP-Minnesota’s uncommitted bilateral credit agreement was renewed for an additional one-year term. The credit agreement is limited in use to support letters of credit.
As of June 30, 2024, NSP-Minnesota had $70 million of outstanding letters of credit under the $75 million bilateral credit agreement.
Long-Term Borrowings and Other Financing Instruments
During the six months ended June 30, 2024, Xcel Energy Inc. and its utility subsidiaries issued the following:
•Xcel Energy Inc. issued $800 million of 5.50% Senior Unsecured Notes due March 15, 2034.
•NSP-Minnesota issued $700 million of 5.40% First Mortgage Bonds due March 15, 2054.
•PSCo issued $450 million of 5.35% First Mortgage Bonds due May 15, 2034 and $750 million of 5.75% First Mortgage Bonds due May 15, 2054.
•NSP-Wisconsin issued $400 million of 5.65% First Mortgage Bonds due June 15, 2054.
•SPS issued $600 million of 6.00% First Mortgage Bonds due June 1, 2054.
ATM Equity Offering — In October 2023, Xcel Energy Inc. filed a prospectus supplement under which it may sell up to $2.5 billion of its common stock through an ATM program. In 2023, Xcel Energy Inc. issued 3.12 million shares of common stock ($188 million in net proceeds and $2 million in transaction fees paid). In the six months ended June 30, 2024, 1.68 million shares ($93 million in net proceeds and $1 million in transaction fees paid) were issued under the ATM program. As of June 30, 2024, approximately $2.2 billion remained available for sale under the ATM program.
Equity through DRIP and Benefits Program — Xcel Energy issued $40 million and $61 million of equity through the DRIP and benefits programs during the six months ended June 30, 2024 and 2023, respectively. The programs allow shareholders to reinvest their dividends directly in Xcel Energy Inc. common stock.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. Xcel Energy’s operating revenues consisted of the following:

	Three Months Ended June 30, 2024
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$801	$191	$—	$992
C&I	1,335	97	6	1,438
Other	36	—	3	39
Total retail	2,172	288	9	2,469
Wholesale	137	—	—	137
Transmission	148	—	—	148
Other	17	42	—	59
Total revenue from contracts with customers	2,474	330	9	2,813
Alternative revenue and other	185	25	5	215
Total revenues	$2,659	$355	$14	$3,028

	Three Months Ended June 30, 2023
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$748	$216	$15	$979
C&I	1,337	124	8	1,469
Other	37	—	1	38
Total retail	2,122	340	24	2,486
Wholesale	174	—	—	174
Transmission	157	—	—	157
Other	4	32	—	36
Total revenue from contracts with customers	2,457	372	24	2,853
Alternative revenue and other	144	21	4	169
Total revenues	$2,601	$393	$28	$3,022

	Six Months Ended June 30, 2024
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,660	$759	$10	$2,429
C&I	2,611	371	15	2,997
Other	70	—	5	75
Total retail	4,341	1,130	30	5,501
Wholesale	310	—	—	310
Transmission	306	—	—	306
Other	36	101	—	137
Total revenue from contracts with customers	4,993	1,231	30	6,254
Alternative revenue and other	351	65	7	423
Total revenues	$5,344	$1,296	$37	$6,677

	Six Months Ended June 30, 2023
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,622	$1,005	$28	$2,655
C&I	2,690	547	20	3,257
Other	73	—	2	75
Total retail	4,385	1,552	50	5,987
Wholesale	398	—	—	398
Transmission	320	—	—	320
Other	13	80	—	93
Total revenue from contracts with customers	5,116	1,632	50	6,798
Alternative revenue and other	248	49	7	304
Total revenues	$5,364	$1,681	$57	$7,102

6. Income Taxes
Reconciliation between the statutory rate and ETR:

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Federal statutory rate	21.0%	21.0%	21.0%	21.0%
State tax (net of federal tax effect)	5.1	5.1	4.9	4.9
(Decreases) increases:
Wind PTCs (a)	(60.3)	(64.0)	(36.8)	(44.1)
Plant regulatory differences (b)	(7.0)	(6.3)	(6.0)	(5.8)
Other tax credits, net operating loss & tax credit allowances	(1.3)	(1.4)	(0.8)	(1.5)
Other, net	1.4	1.6	0.7	0.5
Effective income tax rate	(41.1)%	(44.0)%	(17.0)%	(25.0)%
(a)Wind PTCs net of estimated transfer discounts are generally credited to customers (reduction to revenue) and do not materially impact net income.
(b)Plant regulatory differences primarily relate to the credit of excess deferred taxes to customers. Income tax benefits associated with the credit are offset by corresponding revenue reductions.

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
•Liability awards subject to a performance condition; any portions settled in shares are included in common shares outstanding upon settlement.

Common shares outstanding used in the basic and diluted EPS computation:

	Three Months Ended June 30		Six Months Ended June 30
(Shares in Millions)	2024	2023	2024	2023
Basic	557	551	556	551
Diluted (a)	557	552	556	551
(a)Diluted common shares outstanding included common stock equivalents of 0.2 million and 0.3 million for the three months ended June 30, 2024 and 2023, respectively. Diluted common shares outstanding included common stock equivalents of 0.2 million for the six months ended June 30, 2024 and 2023.

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

Unrealized gains for the nuclear decommissioning fund were $1.3 billion and $1.2 billion as of June 30, 2024 and Dec. 31, 2023, respectively, and unrealized losses were $40 million and $29 million as of June 30, 2024 and Dec. 31, 2023, respectively.
Non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund:

	June 30, 2024
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$43	$43	$—	$—	$—	$43
Commingled funds	713	—	—	—	1,036	1,036
Debt securities	834	—	801	14	—	815
Equity securities	517	1,493	1	—	—	1,494
Total	$2,107	$1,536	$802	$14	$1,036	$3,388
(a)Reported in nuclear decommissioning fund and other investments on the consolidated balance sheets, which also includes $251 million of equity method investments and $152 million of rabbi trust assets and other miscellaneous investments.

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
For the three and six months ended June 30, 2024 and 2023, there were no transfers of Level 3 investments between levels.
Contractual maturity dates of debt securities in the nuclear decommissioning fund as of June 30, 2024:

	Final Contractual Maturity
(Millions of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Debt securities	$5	$289	$266	$255	$815
Rabbi Trusts
Xcel Energy has established rabbi trusts to provide partial funding for future distributions of a deferred compensation plan. The fair value of assets held in the rabbi trusts were $94 million and $88 million at June 30, 2024 and Dec. 31, 2023, respectively, comprised of cash equivalents and mutual funds (level 1 valuation methods). Amounts are reported in nuclear decommissioning fund and other investments on the consolidated balance sheet.

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
As of June 30, 2024, accumulated other comprehensive loss related to interest rate derivatives included $1 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of June 30, 2024, Xcel Energy had no unsettled interest swaps outstanding.
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
The most significant derivative positions outstanding at June 30, 2024 and Dec. 31, 2023 for this purpose relate to FTR instruments administered by MISO and SPP. These instruments are intended to offset the impacts of transmission system congestion.
When Xcel Energy enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers, the instruments are not typically designated as qualifying hedging transactions. The classification of unrealized losses or gains on these instruments as a regulatory asset or liability, if applicable, is based on approved regulatory recovery mechanisms.

As of June 30, 2024, Xcel Energy had no commodity contracts designated as cash flow hedges.
Gross notional amounts of commodity forwards, options and FTRs:

(Amounts in Millions) (a)(b)	June 30, 2024	Dec. 31, 2023
Megawatt hours of electricity	75	48
Million British thermal units of natural gas	79	84
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
As of June 30, 2024, four of Xcel Energy’s ten most significant counterparties for these activities, comprising $41 million, or 21%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings.
Five of the ten most significant counterparties, comprising $64 million, or 33%, of this credit exposure, were not rated by these external ratings agencies, but based on Xcel Energy’s internal analysis, had credit quality consistent with investment grade.
One of these significant counterparties, comprising $60 million, or 31%, of this credit exposure, had credit quality less than investment grade, based on internal analysis. Eight of these significant counterparties are municipal or cooperative electric entities, RTOs or other utilities.
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
As of June 30, 2024 and Dec. 31, 2023, there were $17 million and $12 million, respectively, of derivative liabilities with such underlying contract provisions, respectively.

Certain contracts also contain cross default provisions that may require the posting of collateral or settlement of the contracts if there was a failure under other financing arrangements related to payment terms or other covenants.
As of June 30, 2024 and Dec. 31, 2023, there were approximately $86 million and $88 million of derivative liabilities with such underlying contract provisions, respectively.
Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that a given utility subsidiary’s ability to fulfill its contractual obligations is reasonably expected to be impaired.
Xcel Energy had no collateral posted related to adequate assurance clauses in derivative contracts as of June 30, 2024 and Dec. 31, 2023.
Recurring Derivative Fair Value Measurements
Impact of derivative activity:

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory Assets and Liabilities
Three Months Ended June 30, 2024
Other derivative instruments:
Electric commodity	$—	$42
Natural gas commodity	—	(1)
Total	$—	$41

Six Months Ended June 30, 2024
Derivatives designated as cash flow hedges:
Interest rate	$29	$—
Total	$29	$—
Other derivative instruments:
Electric commodity	$—	$41
Natural gas commodity	—	3
Total	$—	$44

Three Months Ended June 30, 2023
Derivatives designated as cash flow hedges:
Interest rate	$18	$—
Total	$18	$—
Other derivative instruments:
Electric commodity	$—	$(19)
Total	$—	$(19)

Six Months Ended June 30, 2023
Derivatives designated as cash flow hedges:
Interest rate	$11	$—
Total	$11	$—
Other derivative instruments:
Electric commodity	$—	$(111)
Natural gas commodity	—	3
Total	$—	$(108)

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and Liabilities
Three Months Ended June 30, 2024
Derivatives designated as cash flow hedges:
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments:
Commodity trading	$—		$—		$(14)	(b)
Electric commodity	—		(15)	(c)	—
Total	$—		$(15)		$(14)

Six Months Ended June 30, 2024
Derivatives designated as cash flow hedges:
Interest rate	$2	(a)	$—		$—
Total	$2		$—		$—
Other derivative instruments:
Commodity trading	$—		$—		$(22)	(b)
Electric commodity	—		(3)	(c)	—
Natural gas commodity	—		—		(14)	(d)(e)
Total	$—		$(3)		$(36)

Three Months Ended June 30, 2023
Derivatives designated as cash flow hedges:
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments:
Commodity trading	$—		$—		$(6)	(b)
Electric commodity	—		11	(c)	—
Total	$—		$11		$(6)

Six Months Ended June 30, 2023
Derivatives designated as cash flow hedges:
Interest rate	$3	(a)	$—		$—
Total	$3		$—		$—
Other derivative instruments:
Commodity trading	$—		$—		$(6)	(b)
Electric commodity	—		94	(c)	—
Natural gas commodity	—		10	(d)	(19)	(d)(e)
Total	$—		$104		$(25)
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
(e)Relates primarily to option premium amortization.
Xcel Energy had no derivative instruments designated as fair value hedges during the six months ended June 30, 2024 and 2023.

Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2024						Dec. 31, 2023
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$6	$43	$22	$71	$(51)	$20	$8	$51	$32	$91	$(59)	$32
Electric commodity	—	—	211	211	(3)	208	—	—	62	62	(7)	55
Natural gas commodity	—	4	—	4	—	4	—	14	—	14	—	14
Total current derivative assets	$6	$47	$233	$286	$(54)	232	$8	$65	$94	$167	$(66)	101
PPAs (b)						2						3
Current derivative instruments						$234						$104
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$11	$52	$57	$120	$(36)	$84	$14	$51	$45	$110	$(34)	$76
Total noncurrent derivative assets	$11	$52	$57	$120	$(36)	$84	$14	$51	$45	$110	$(34)	$76

	June 30, 2024						Dec. 31, 2023
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Derivatives designated as cash flow hedges:
Interest rate	$—	$—	$—	$—	$—	$—	$—	$17	$—	$17	$—	$17
Other derivative instruments:
Commodity trading	$6	$77	$6	$89	$(53)	$36	$6	$86	$5	$97	$(60)	$37
Electric commodity	—	—	3	3	(3)	—	—	—	7	7	(7)	—
Natural gas commodity	—	1	—	1	—	1	—	12	—	12	—	12
Total current derivative liabilities	$6	$78	$9	$93	$(56)	37	$6	$115	$12	$133	$(67)	66
PPAs (b)						7						8
Current derivative instruments						$44						$74
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$14	$56	$42	$112	$(40)	$72	$16	$50	$37	$103	$(39)	$64
Total noncurrent derivative liabilities	$14	$56	$42	$112	$(40)	72	$16	$50	$37	$103	$(39)	64
PPAs (b)						19						22
Noncurrent derivative instruments						$91						$86
(a)Xcel Energy nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement. At June 30, 2024 and Dec. 31, 2023, derivative assets and liabilities include no obligations to return cash collateral. At June 30, 2024 and Dec. 31, 2023, derivative assets and liabilities include rights to reclaim cash collateral of $5 million and $7 million, respectively. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)Xcel Energy currently applies the normal purchase exception to qualifying PPAs. Balance relates to specific contracts that were previously recognized at fair value prior to applying the normal purchase exception, and are being amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Changes in Level 3 commodity derivatives:

	Three Months Ended June 30
(Millions of Dollars)	2024	2023
Balance at April 1	$91	$78
Purchases (a)	174	167
Settlements (a)	(110)	(47)
Net transactions recorded during the period:
Gains recognized in earnings (b)	3	10
Net gains recognized as regulatory assets and liabilities (a)	81	1
Balance at June 30	$239	$209

	Six Months Ended June 30
(Millions of Dollars)	2024	2023
Balance at Jan. 1	$90	$235
Purchases (a)	177	172
Settlements (a)	(161)	(76)
Net transactions recorded during the period:
Gains (losses) recognized in earnings (b)	3	(2)
Net gains (losses) recognized as regulatory assets and liabilities (a)	130	(120)
Balance at June 30	$239	$209
(a)Relates primarily to NSP-Minnesota and SPS FTR instruments administered by MISO and SPP.
(b)Relates to commodity trading and is subject to substantial offsetting losses and gains on derivative instruments categorized as levels 1 and 2 in the income statement. See above tables for the income statement impact of derivative activity, including commodity trading gains and losses.
Fair Value of Long-Term Debt
As of June 30, 2024, other financial instruments for which the carrying amount did not equal fair value:

	June 30, 2024		Dec. 31, 2023
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$28,570	$24,959	$25,465	$22,927
Fair value of Xcel Energy’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of June 30, 2024 and Dec. 31, 2023, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

9. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended June 30
	2024	2023	2024	2023
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$19	$18	$1	$—
Interest cost (a)	38	40	5	5
Expected return on plan assets (a)	(51)	(52)	(5)	(4)
Amortization of prior service credit (a)	(1)	—	—	—
Amortization of net loss (a)	8	5	—	1
Settlement charge (b)	56	—	—	—
Net periodic benefit cost	69	11	1	2
Effects of regulation	(40)	7	—	—
Net benefit cost recognized for financial reporting	$29	$18	$1	$2

	Six Months Ended June 30
	2024	2023	2024	2023
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$38	$37	$1	$—
Interest cost (a)	76	80	10	11
Expected return on plan assets (a)	(103)	(105)	(9)	(9)
Amortization of prior service credit (a)	(1)	(1)	—	—
Amortization of net loss (a)	15	11	1	1
Settlement charge (b)	56	—	—	—
Net periodic benefit cost	81	22	3	3
Effects of regulation	(36)	14	—	—
Net benefit cost recognized for financial reporting	$45	$36	$3	$3
(a)The components of net periodic cost other than the service cost component are included in the line item “Other income, net” in the consolidated statements of income or capitalized on the consolidated balance sheets as a regulatory asset.
(b)A settlement charge is required when the amount of lump-sum distributions during the year is greater than the sum of the service and interest cost components of the annual net periodic pension cost. In the second quarter of 2024, as a result of lump-sum distributions during the 2024 plan year, Xcel Energy recorded a pension settlement charge of $56 million, of which $7 million was recognized in the consolidated statement of income after considering the effects of regulation.
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
Marshall Wildfire Litigation — In December 2021, a wildfire ignited in Boulder County, Colorado (Marshall Fire), which burned over 6,000 acres and destroyed or damaged over 1,000 structures. On June 8, 2023, the Boulder County Sheriff’s Office released its Marshall Fire Investigative Summary and Review and its supporting documents (Sheriff’s Report). According to an October 2022 statement from the Colorado Insurance Commissioner, the Marshall Fire is estimated to have caused more than $2 billion in property losses.
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
PSCo is aware of 307 complaints, most of which have also named Xcel Energy Inc. and Xcel Energy Services Inc. as additional defendants, relating to the Marshall Fire. The complaints are on behalf of at least 4,087 plaintiffs. The complaints generally allege that PSCo’s equipment ignited the Marshall Fire and assert various causes of action under Colorado law, including negligence, premises liability, trespass, nuisance, wrongful death, willful and wanton conduct, negligent infliction of emotional distress, loss of consortium and inverse condemnation. In addition to seeking compensatory damages, certain of the complaints also seek exemplary damages.
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
Colorado law does not impose joint and several liability in tort actions. Instead, under Colorado law, a defendant is liable for the degree or percentage of the negligence or fault attributable to that defendant, except where the defendant conspired with another defendant. A jury’s verdict in a Colorado civil case must be unanimous. Under Colorado law, in a civil action filed before Jan. 1, 2025, other than a medical malpractice action, the total award for noneconomic loss is capped at $0.6 million per defendant unless the court finds justification to exceed that amount by clear and convincing evidence, in which case the maximum doubles.

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
2024 Smokehouse Creek Fire Complex — On February 26, 2024, multiple wildfires began in the Texas Panhandle, including the Smokehouse Creek Fire and the 687 Reamer Fire, which burned into the perimeter of the Smokehouse Creek Fire (together, referred to herein as the “Smokehouse Creek Fire Complex”). The Texas A&M Forest Service issued incident reports that determined that the Smokehouse Creek Fire and the 687 Reamer Fire were caused by power lines owned by SPS after wooden poles near each fire origin failed. According to the Texas A&M Forest Service’s Incident Viewer and news reports, the Smokehouse Creek Fire Complex burned approximately 1,055,000 acres.
SPS is aware of approximately 21 complaints, most of which have also named Xcel Energy Services Inc. as an additional defendant, relating to the Smokehouse Creek Fire Complex, including one putative class action on behalf of persons or entities who owned rangelands or pastures that were damaged by the fire. The complaints generally allege that SPS’s equipment ignited the Smokehouse Creek Fire Complex and seek compensation for losses resulting from the fire, asserting various causes of action under Texas law. In addition to seeking compensatory damages, certain of the complaints also seek exemplary damages. SPS has also received approximately 141 claims for losses related to the Smokehouse Creek Fire Complex through its claims process and has reached final settlements on 43 of those claims. In July 2024, SPS reached a settlement of a complaint related to one of the two fatalities believed to be associated with the Smokehouse Creek Fire Complex.
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
Based on the current state of the law and the facts and circumstances available as of the date of this filing, Xcel Energy believes it is probable that it will incur a loss in connection with the Smokehouse Creek Fire Complex and accordingly has accrued a $215 million estimated loss for the matter (before available insurance), presented in other current liabilities as of June 30, 2024.
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
Xcel Energy remains unable to reasonably estimate any additional loss or the upper end of the range because there are a number of unknown facts and legal considerations that may impact the amount of any potential liability. In the event that SPS or Xcel Energy Services Inc. was found liable related to the litigation related to the Smokehouse Creek Fire Complex and was required to pay damages, such amounts could exceed our insurance coverage of approximately $500 million for the annual policy period and could have a material adverse effect on our financial condition, results of operations or cash flows.
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
SPS records insurance recoveries when it is deemed probable that recovery will occur, and SPS can reasonably estimate the amount or range. SPS has recorded an insurance receivable for $215 million, presented within prepayments and other current assets as of June 30, 2024. While SPS plans to seek recovery of all insured losses, it is unable to predict the ultimate amount and timing of such insurance recoveries.
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
In May 2024, the ALJ recommended a customer refund of $34 million (less a portion of the proceeds received from the settlement with GE). The ALJ indicated that consideration of the $22 million of previously disallowed costs was not in the scope of their recommendation. Xcel Energy has recorded an estimate for a customer refund in this matter. A final decision by the MPUC is expected in late 2024.
Minnesota 2023 Fuel Clause Adjustment — In March 2024, NSP-Minnesota filed its annual fuel clause adjustment true-up petition to the MPUC, with a proposed refund of $126 million for fuel over-recoveries in 2023. In April 2024, the DOC recommended the MPUC approve the non-nuclear aspects of the petition.
In May 2024, the DOC and Minnesota OAG filed comments relating to an outage at the Prairie Island generating station that lasted from October 2023 through February 2024. The DOC recommended that NSP-Minnesota refund $20 million of replacement power costs for 2023 as well as a future refund of replacement power costs for 2024 once those costs are known. The OAG recommended that NSP-Minnesota refund $18 million of replacement power costs for 2023 and did not address 2024.
In July 2024, NSP-Minnesota filed reply comments in the 2023 proceeding in support of its position that no customer refund for replacement power costs is warranted. A final decision by the MPUC is expected in late 2024.
Environmental
New and changing federal and state environmental mandates can create financial obligations for Xcel Energy, which are normally recovered through the regulated rate process.
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
MGP, Landfill and Disposal Sites
Xcel Energy is investigating, remediating or performing post-closure actions at 13 historical MGP, landfill or other disposal sites across its service territories, in addition to sites that are being addressed under current coal ash regulations (see below).
Xcel Energy has recognized approximately $20 million of costs/liabilities for resolution of these issues; however, the final outcomes and timing are unknown. In addition, there may be regulatory recovery, insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of costs incurred.
Water and Waste
Coal Ash Regulation — Xcel Energy is subject to the CCR Rule, which imposes requirements for handling, storage, treatment and disposal of coal ash and other solid waste.
In May 2024, final amendments to the CCR Rule were published. These include legacy CCR surface impoundments at inactive facilities and previously exempt areas where CCR was placed directly on land at CCR-regulated facilities, including areas of beneficial use.
As a specific requirement of the CCR Rule, utilities must complete facility evaluations and groundwater sampling around their subject landfills, surface impoundments and certain other areas where coal ash was placed on land, as well as perform corrective actions where offsite groundwater has been impacted.
If certain impacts to groundwater are detected, utilities may be required to perform additional groundwater investigations and/or perform corrective actions, typically beginning with an Assessment of Corrective Measures.
Investigation and/or corrective action related to groundwater impacts are currently underway at certain active and closed coal-fueled generating facilities at a current estimated cost of at least $40 million. In addition, Xcel Energy expects to incur $15 million for investigations through 2028 to perform required reporting and assess whether corrective actions are necessary. Asset retirement obligations have been recorded for each of these activities, and amounts are expected to be recoverable through regulatory mechanisms.
Xcel Energy has also identified coal ash that is expected to be required to be removed from certain closed coal-fueled generating facilities at estimated costs totaling approximately $100 million. Asset retirement obligations have been recorded, with the costs expected to be recoverable through regulatory mechanisms.
Xcel Energy continues to evaluate the 2024 updates to the CCR rule, the interpretations of those updates and how they will apply to specific sites. Assessment of the recent updates to the CCR Rule and corresponding site investigation activities may result in updates to estimated costs as well as identification of additional required corrective actions.
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
SPS and NSP-Minnesota have joined other companies in litigation challenging the EPA’s disapproval of Texas and Minnesota state implementation plans. Currently, the regulation is under a judicial stay for both Texas and Minnesota. The regulation may become applicable in those states in the future. The rule took effect in NSP-Wisconsin in 2023 and has been managed without the additional need for allowances.
In February 2024, the EPA proposed to partially disapprove New Mexico’s state implementation plan and bring New Mexico into the federal Good Neighbor Plan. Xcel Energy continues to evaluate impacts to generation units at SPS.
In June 2024, the U.S. Supreme Court issued an order granting a stay of the final rule. We are assessing implementation of the stay order in Wisconsin.
Leases
Xcel Energy evaluates contracts that may contain leases, including PPAs and arrangements for the use of office space, land for solar developments and other facilities, vehicles and equipment. A contract contains a lease if it conveys the exclusive right to control the use of a specific asset.
Components of lease expense:

	Three Months Ended June 30
(Millions of Dollars)	2024	2023
Operating leases
PPA capacity payments	$57	$61
Other operating leases (a)	11	12
Total operating lease expense (b)	$68	$73
Finance leases
Amortization of ROU assets	$1	$—
Interest expense on lease liability	3	4
Total finance lease expense	$4	$4
(a)Includes short-term lease expense of $1 million and $3 million for 2024 and 2023, respectively.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.

	Six Months Ended June 30
(Millions of Dollars)	2024	2023
Operating leases
PPA capacity payments	$115	$121
Other operating leases (a)	22	24
Total operating lease expense (b)	$137	$145
Finance leases
Amortization of ROU assets	$2	$1
Interest expense on lease liability	7	8
Total finance lease expense	$9	$9
(a)Includes short-term lease expense of $2 million and $5 million for 2024 and 2023, respectively.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.
Commitments under operating and finance leases as of June 30, 2024:

(Millions of Dollars)	PPA Operating Leases	Other Operating Leases	Total Operating Leases	Finance Leases (a)
Total minimum obligation	$1,107	$360	$1,467	$213
Interest component of obligation	(135)	(145)	(280)	(150)
Present value of minimum obligation	$972	215	1,187	63
Less current portion			(226)	(2)
Noncurrent operating and finance lease liabilities			$961	$61
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
The utility subsidiaries had approximately 3,751 MW of capacity under long-term PPAs as of both June 30, 2024 and Dec. 31, 2023, with entities that have been determined to be variable interest entities. The PPAs have expiration dates through 2041.

Other
Guarantees and Bond Indemnifications — Xcel Energy Inc. and its subsidiaries provide guarantees and bond indemnities, which guarantee payment or performance. Xcel Energy Inc.’s exposure is based upon the net liability under the specified agreements or transactions. Most of the guarantees and bond indemnities issued by Xcel Energy Inc. and its subsidiaries have a stated maximum amount.
As of June 30, 2024 and Dec. 31, 2023, Xcel Energy had no assets held as collateral related to their guarantees, bond indemnities and indemnification agreements. Guarantees and bond indemnities issued and outstanding for Xcel Energy were approximately $79 million and $75 million at June 30, 2024 and Dec. 31, 2023, respectively.

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

11. Other Comprehensive Loss
Changes in accumulated other comprehensive loss, net of tax:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at April 1	$(30)	$(41)	$(71)	$(58)	$(39)	$(97)
Other comprehensive gain before reclassifications	—	—	—	13	—	13
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (a)	—	—	—	1	—	1
Amortization of net actuarial losses (b)	—	4	4	—	1	1
Net current period other comprehensive income	—	4	4	14	1	15
Accumulated other comprehensive loss at June 30	$(30)	$(37)	$(67)	$(44)	$(38)	$(82)

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(53)	$(41)	$(94)	$(54)	$(39)	$(93)
Other comprehensive gain before reclassifications	22	—	22	8	—	8
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (a)	1	—	1	2	—	2
Amortization of net actuarial losses (b)	—	4	4	—	1	1
Net current period other comprehensive income	23	4	27	10	1	11
Accumulated other comprehensive loss at June 30	$(30)	$(37)	$(67)	$(44)	$(38)	$(82)
(a)Included in interest charges.
(b)Included in the computation of net periodic pension and postretirement benefit costs. See Note 9 for further information.

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

Xcel Energy also presents All Other, which includes operating segments with revenues below the necessary quantitative thresholds. Those operating segments primarily include steam revenue, appliance repair services revenues/commissions, non-utility real estate activities, revenues associated with processing solid waste into refuse-derived fuel and investments in rental housing projects that qualify for low-income housing tax credits.
Xcel Energy had equity method investments of $251 million and $244 million as of June 30, 2024 and Dec. 31, 2023, respectively, included in the natural gas utility and all other segments.
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
Xcel Energy’s segment information:

	Three Months Ended June 30
(Millions of Dollars)	2024	2023
Regulated Electric
Total revenues	$2,659	$2,601
Net income	353	350
Regulated Natural Gas
Total revenues	$355	$393
Net income (loss)	3	(22)
All Other
Total revenues	$14	$28
Net loss	(54)	(40)
Consolidated Total
Total revenues	$3,028	$3,022
Net income	302	288

	Six Months Ended June 30
(Millions of Dollars)	2024	2023
Regulated Electric
Operating revenues	$5,344	$5,364
Intersegment revenue	1	—
Total revenues	$5,345	$5,364
Net income	711	646
Regulated Natural Gas
Operating revenues	$1,296	$1,681
Intersegment revenue	1	2
Total revenues	$1,297	$1,683
Net income	161	137
All Other
Total revenues	$37	$57
Net loss	(82)	(77)
Consolidated Total
Total revenues	$6,679	$7,104
Reconciling eliminations	(2)	(2)
Total operating revenues	$6,677	$7,102
Net income	790	706

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
We use these non-GAAP financial measures to evaluate and provide details of Xcel Energy’s core earnings and underlying performance. For instance, to present ongoing earnings and ongoing diluted earnings per share, we may adjust the related GAAP amounts for certain items that are non-recurring in nature. We believe these measurements are useful to investors to evaluate the actual and projected financial performance and contribution of our subsidiaries. These non-GAAP financial measures should not be considered as an alternative to measures calculated and reported in accordance with GAAP. For the three and six months ended June 30, 2024 and 2023, there were no such adjustments to GAAP earnings and therefore GAAP earnings equal ongoing earnings for these periods.

Results of Operations
The only common equity securities that are publicly traded are common shares of Xcel Energy Inc. Diluted earnings and EPS of each subsidiary discussed below do not represent a direct legal interest in the assets and liabilities allocated to such subsidiary but rather represent a direct interest in our assets and liabilities as a whole.
Summarized diluted EPS for Xcel Energy:

	Three Months Ended June 30		Six Months Ended June 30
Diluted Earnings (Loss) Per Share	2024	2023	2024	2023
NSP-Minnesota	$0.24	$0.23	$0.61	$0.48
PSCo	0.21	0.17	0.61	0.56
SPS	0.16	0.15	0.26	0.25
NSP-Wisconsin	0.04	0.05	0.12	0.13
Earnings from equity method investments — WYCO	0.01	0.01	0.02	0.02
Regulated utility	0.66	0.60	1.62	1.43
Xcel Energy Inc. and Other	(0.12)	(0.08)	(0.20)	(0.15)
GAAP diluted EPS	$0.54	$0.52	$1.42	$1.28
Summary of Earnings
Xcel Energy — Xcel Energy’s second quarter GAAP and ongoing diluted earnings were $0.54 per share, compared with $0.52 per share in the same period in 2023. The increase in earnings per share was primarily driven by increased recovery of infrastructure investments and warmer than normal weather, partially offset by higher depreciation, interest charges and O&M expenses. Fluctuations in electric and natural gas revenues associated with changes in fuel and purchased power and/or natural gas sold and transported generally do not significantly impact earnings (changes in costs are offset by the related variation in revenues).
NSP-Minnesota — GAAP and ongoing earnings increased $0.01 per share for the second quarter and $0.13 year-to-date. Year-to-date earnings primarily reflect increased recovery of electric and natural gas infrastructure investments and lower O&M expenses, partially offset by higher depreciation.
PSCo — GAAP and ongoing earnings increased $0.04 in the second quarter and $0.05 year-to-date. The year-to-date change was driven by increased recovery of electric infrastructure investments, which was partially offset by increased depreciation.
SPS — GAAP and ongoing earnings increased $0.01 for the second quarter and year-to-date as regulatory rate outcomes and increased sales and demand were partially offset by increased depreciation.
NSP-Wisconsin — GAAP and ongoing earnings decreased $0.01 in the second quarter and year-to-date, largely due to unfavorable weather and increased depreciation.
Xcel Energy Inc. and Other — Primarily includes financing costs and interest income at the holding company and earnings from investment funds, which are accounted for as equity method investments. The decline in earnings is largely due to increased interest rates and higher debt levels.
Changes in GAAP and Ongoing Diluted EPS
Components significantly contributing to changes in 2024 EPS compared to 2023:

Diluted Earnings (Loss) Per Share	Three Months Ended June 30	Six Months Ended June 30
GAAP and ongoing diluted EPS — 2023	$0.52	$1.28

Components of change - 2024 vs. 2023
Electric regulatory rate outcomes (a)	0.26	0.40
Higher AFUDC	0.04	0.08
Natural gas regulatory rate outcomes (b)	0.02	0.05
(Higher) lower O&M expenses	(0.04)	0.02
Higher depreciation and amortization	(0.18)	(0.23)
Higher interest charges	(0.07)	(0.12)
Other, net	(0.01)	(0.06)
GAAP and ongoing diluted EPS — 2024	$0.54	$1.42
(a)Includes the revenue impact of regulatory rate outcomes and non-fuel riders.
(b)Includes the revenue impact of natural gas regulatory rate outcomes and infrastructure and integrity riders.
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
Percentage increase (decrease) in normal and actual HDD, CDD and THI:

	Three Months Ended June 30			Six Months Ended June 30
	2024 vs. Normal	2023 vs. Normal	2024 vs. 2023	2024 vs. Normal	2023 vs. Normal	2024 vs. 2023
HDD	(21.4)%	(9.5)%	(15.3)%	(13.2)%	(0.7)%	(13.0)%
CDD	36.8	(26.3)	84.6	36.5	(27.1)	85.3
THI	(37.6)	44.6	(55.0)	(37.7)	44.2	(54.9)
Weather — Estimated impact of temperature variations on EPS compared with normal weather conditions:

	Three Months Ended June 30			Six Months Ended June 30
	2024 vs. Normal	2023 vs. Normal	2024 vs. 2023	2024 vs. Normal	2023 vs. Normal	2024 vs. 2023
Retail electric	$0.006	$0.001	$0.005	$(0.023)	$0.003	$(0.026)
Decoupling and sales true-up	0.025	(0.017)	0.042	0.041	(0.023)	0.064
Electric total	$0.031	$(0.016)	$0.047	$0.018	$(0.020)	$0.038
Firm natural gas	(0.011)	(0.003)	(0.008)	(0.038)	0.026	(0.064)
Decoupling	0.002	—	0.002	0.019	—	0.019
Natural gas total	$(0.009)	$(0.003)	$(0.006)	$(0.019)	$0.026	$(0.045)
Total	$0.022	$(0.019)	$0.041	$(0.001)	$0.006	$(0.007)
Sales — Sales growth (decline) for actual and weather-normalized sales in 2024 compared to 2023:

	Three Months Ended June 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Actual
Electric residential	12.1%	(10.9)%	11.7%	(6.2)%	0.4%
Electric C&I	(0.8)	(5.8)	6.9	(3.4)	(0.4)
Total retail electric sales	3.2	(7.4)	7.5	(4.1)	(0.2)
Firm natural gas sales	(9.7)	(10.9)	N/A	(9.5)	(10.1)

	Three Months Ended June 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Weather-Normalized
Electric residential	(0.3)%	1.0%	(0.2)%	(1.2)%	0.2%
Electric C&I	(4.1)	(3.6)	6.2	(2.5)	(0.8)
Total retail electric sales	(2.9)	(2.2)	5.2	(2.2)	(0.5)
Firm natural gas sales	(4.4)	(0.6)	N/A	(3.6)	(3.2)

	Six Months Ended June 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Actual
Electric residential	4.2%	(8.3)%	4.2%	(6.8)%	(1.9)%
Electric C&I	(0.2)	(4.5)	7.2	(2.6)	0.3
Total retail electric sales	1.2	(5.7)	6.6	(3.8)	(0.3)
Firm natural gas sales	(9.3)	(13.6)	N/A	(13.4)	(10.9)

	Six Months Ended June 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Weather-Normalized
Electric residential	0.3%	—%	(1.7)%	(2.2)%	(0.3)%
Electric C&I	(1.5)	(2.9)	6.8	(2.0)	0.4
Total retail electric sales	(0.9)	(2.0)	5.3	(2.1)	0.2
Firm natural gas sales	2.2	0.8	N/A	(3.2)	1.4

	Six Months Ended June 30 (Leap Year Adjusted)
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Weather-Normalized
Electric residential	(0.3)%	(0.6)%	(2.4)%	(2.8)%	(0.9)%
Electric C&I	(2.1)	(3.5)	6.2	(2.5)	(0.1)
Total retail electric sales	(1.5)	(2.6)	4.7	(2.6)	(0.4)
Firm natural gas sales	1.3	(0.2)	N/A	(4.1)	0.4
Weather-normalized and leap-year adjusted electric sales growth (decline) — year-to-date
•PSCo — Residential sales decreased due to a 1.6% decrease in use per customer, partially offset by customer growth of 1.3%. The C&I sales decline was related to decreased use per customer, primarily in the manufacturing, information and real estate sectors.
•NSP-Minnesota — Residential sales decreased due to a 2.1% decrease in use per customer, partially offset by a 1.5% increase in customers. C&I sales declined due to decreased use per customer, largely in the manufacturing sector.
•SPS — Residential sales declined as a result of a 2.9% decrease in use per customer, partially offset by 0.5% customer growth. C&I sales increased due to higher use per customer, primarily driven by the energy sector.
•NSP-Wisconsin — Residential sales declined due to a 3.6% decrease in use per customer, partially offset by 0.8% increase in customers. C&I sales decline was associated with decreased use per customer, experienced largely in the professional services and manufacturing sectors.

Weather-normalized and leap-year adjusted natural gas sales growth (decline) — year-to-date
•Increase in natural gas sales was driven by residential and C&I customer growth in all jurisdictions and increased use per customer in PSCo. Overall residential and C&I customer growth was 1.1% and 0.6%, respectively.
Electric Revenues
Electric revenues are impacted by fluctuations in the price of natural gas, coal and uranium, regulatory outcomes, market prices and seasonality. In addition, electric customers receive a credit for PTCs generated, which reduce electric revenue and income taxes.

(Millions of Dollars)	Three Months Ended June 30, 2024 vs. 2023	Six Months Ended June 30, 2024 vs. 2023
Recovery of lower cost of electric fuel and purchased power	$(155)	$(331)
Wholesale generation revenues	(13)	(31)
PTCs flowed back to customers (offset by lower ETR)	(3)	(12)
Sales and demand (a)	(25)	(10)
Regulatory rate outcomes (MN, CO, TX, NM, & WI)	159	225
Non-fuel riders	36	70
Conservation and demand side management (offset in expense)	23	43
Revenue recognition for the Texas rate case surcharge (b)	37	37
Estimated impact of weather (net of sales true-up)	34	27
Other, net	(35)	(38)
Total increase (decrease)	$58	$(20)
(a)Sales excludes weather impact, net of sales true-up mechanism in Minnesota.
(b)Recognition of revenue from the Texas rate case outcome is largely offset by recognition of previously deferred costs.
Natural Gas Revenues
Natural gas revenues vary with changing sales, the cost of natural gas and regulatory outcomes.

(Millions of Dollars)	Three Months Ended June 30, 2024 vs. 2023	Six Months Ended June 30, 2024 vs. 2023
Recovery of lower cost of natural gas	$(51)	$(410)
Estimated impact of weather (net of decoupling)	(4)	(33)
Regulatory rate outcomes	13	35
Retail sales growth (net of decoupling)	(1)	9
Infrastructure and integrity riders	2	5
Other, net	3	9
Total decrease	$(38)	$(385)
Electric Fuel and Purchased Power — Expenses incurred for electric fuel and purchased power are impacted by fluctuations in market prices of natural gas, coal and uranium, as well as seasonality. These incurred expenses are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are largely offset in operating revenues and have minimal earnings impact.
Electric fuel and purchased power expenses decreased $175 million for the second quarter and $344 million year-to-date. The decrease is primarily due to timing of fuel recovery mechanisms and lower commodity prices.

Cost of Natural Gas Sold and Transported — Expenses incurred for the cost of natural gas sold are impacted by market prices and seasonality. These costs are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are largely offset in operating revenues and have minimal earnings impact.
Natural gas sold and transported decreased $52 million for the second quarter and $413 million year-to-date. The decrease is primarily due to lower commodity prices and volumes.
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses increased $34 million for the second quarter and decreased $11 million year-to-date. The year-to-date decrease was primarily due to decreased labor and benefit costs, gain on a land sale in the first quarter and lower bad debt expenses, partially offset by recognition of previously deferred costs associated with the Texas Electric Rate Case and planned generation outages that both occurred in the second quarter, as well as increased wildfire mitigation costs.
Depreciation and Amortization — Depreciation and amortization increased $138 million for the second quarter and $172 million year-to-date. The year-to-date increase was largely the result of system expansion as well as recognition of previously deferred costs and depreciation rate changes associated with the Texas Rate Case, partially offset by wind and nuclear life extensions implemented in 2023 in the Minnesota Electric Rate Case.
Interest Charges — Interest charges increased $51 million for the second quarter and $89 million year-to-date, largely due to increased debt levels and higher interest rates.
AFUDC, Equity and Debt — AFUDC increased $24 million for the second quarter and $46 million year-to-date, driven by increased investment in renewable and transmission projects.

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

NSP-Minnesota
Pending and Recently Concluded Regulatory Proceedings
2024 Minnesota Natural Gas Rate Case — In November 2023, NSP-Minnesota filed a request with the MPUC for a natural gas rate increase of approximately $59 million, or 9.6%. The request is based on a ROE of 10.2%, a 52.5% equity ratio and a 2024 forward test year with rate base of approximately $1.27 billion. In December 2023, the MPUC approved NSP-Minnesota’s request for interim rates, subject to refund, of approximately $51 million (implemented on Jan. 1, 2024).
In June 2024, NSP-Minnesota and various parties filed an uncontested settlement, which includes the following terms:
•Natural gas rate increase of $46 million, or 7.5%.
•ROE of 9.6%.
•Equity ratio of 52.5%.
•Rate base of $1.25 billion.
•No change to Commission approved decoupling.
A MPUC decision and order is expected by the end of 2024.
2024 North Dakota Natural Gas Rate Case — In December 2023, NSP-Minnesota filed a request with the NDPSC seeking an increase in natural gas rates of $8.5 million (9.4%), based on a ROE of 10.20%, an equity ratio of 52.5%, 2024 test year and rate base of $168 million. In February 2024, the NDPSC approved interim rates of $8 million, effective March 1, 2024.
In June 2024, the North Dakota staff filed testimony and recommended a $6.3 million increase (7%), based on a ROE of 9.8% and a 50% equity ratio.
The procedural schedule is as follows:
•Surrebuttal testimony: Aug. 12-26, 2024
•Evidentiary hearings: Sept. 3-5, 2024
A NDPSC decision is expected by year-end.
2022 Minnesota Electric Rate Case — In October 2021, NSP-Minnesota filed a three-year electric rate case with the MPUC.
In July 2023, the MPUC approved a three-year rate increase of approximately $332 million for 2022-2024, based on a ROE of 9.25% and an equity ratio of 52.5%. The MPUC also approved a continuation of the sales true-up mechanism.
In November 2023, NSP-Minnesota filed an appeal of the decision to the Minnesota Court of Appeals. In June 2024, a group of Minnesota utilities filed an amicus brief supporting NSP-Minnesota’s position related to prepaid pension assets. The appeal is pending a court decision.
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
NSP-Wisconsin
Pending Regulatory Proceedings
Michigan Electric Rate Case — In July 2024, NSP-Wisconsin filed a Michigan electric rate case, seeking a $2.9 million (16.7%) rate increase for 2025, based on a ROE of 10.0% and an equity ratio of 52%. In addition, NSP-Wisconsin proposed an Investment Recovery Mechanism which would result in increases of $2.0 million (9.8%) in 2026 and $0.8 million (3.7%) in 2027 for recovery of costs associated with distribution and generation investment. A decision is expected in the first half of 2025.
Wisconsin 2025 Stay-Out Proposal — In June 2024, NSP-Wisconsin filed a 2025 stay-out proposal with the PSCW. The filing proposes to offset $28 million and $3 million of the Company’s forecasted 2025 electric and natural gas revenue deficiency, respectively, by amortizing IRA deferrals, stopping a deferral related to IRA benefits ordered in a previous rate case, and deferring revenue requirement impacts of two gas capital projects. The Company expects to have a Commission decision before year-end 2024.
NSP System
2022 Upper Midwest IRP Resource Acquisition — NSP-Minnesota and NSP-Wisconsin have been engaged in multiple resource acquisition processes and proceedings to meet the need identified in the approved Upper Midwest IRP.
•In the second quarter of 2023, NSP-Minnesota initiated the process with the MPUC for acquisition of 800 MW of firm dispatchable resources. In January 2024, NSP-Minnesota and other companies submitted proposed resources and filed for project approval with the MPUC. NSP-Minnesota expects a decision by the second quarter of 2025.
•In July 2023, NSP-Wisconsin issued an RFP seeking 650 MW of solar and/or solar plus storage development assets to replace the capacity from the retiring King Generating Station. NSP-Wisconsin did not accept any bids from the RFP and continues to pursue projects to meet this capacity need, including through the July 2024 RFP.
•In October 2023, NSP-Minnesota issued an RFP seeking 1,200 MW of wind assets to replace capacity and reutilize interconnection rights associated with the retiring Sherco coal facilities. The RFP closed in December 2023. NSP-Minnesota expects to file for approval of recommended projects by the fourth quarter of 2024.
•In June and July 2024, respectively, NSP-Minnesota and NSP-Wisconsin each issued an RFP collectively seeking up to 1,600 MW of wind, solar, storage or hybrid resources to interconnect to the NSP System. Among other things, the RFP will seek to reutilize interconnection rights associated with the retiring Sherco and King coal units in NSP-Minnesota. Dependent on the proposals received, NSP-Minnesota or NSP-Wisconsin plan to file for the requisite approvals of the selected resources with the MPUC and PSCW, respectively, in the second quarter of 2025.
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

These proposed resources are in addition to projects already approved by the MPUC. NSP-Minnesota anticipates a MPUC decision in 2025 and will file related RFPs upon approval.
PSCo
Pending and Recently Concluded Regulatory Proceedings
Colorado Natural Gas Rate Case — In January 2024, PSCo filed a request with the CPUC seeking an increase to retail natural gas rates of $171 million (9.5%). The request is based on a 10.25% ROE, an equity ratio of 55%, a 2023 test year and a $4.2 billion retail rate base which includes projected capital additions through Dec. 31, 2023. PSCo has requested a proposed effective date of Nov. 1, 2024.
PSCo has proposed to defer collection of the increased rates until Feb. 15, 2025 (following expiration of the rider to recover Winter Storm Uri costs) to mitigate customer bill impacts, with revenues for the deferred period collected over a 12-month period beginning on that date.
In July 2024, three intervenors filed testimony, with Staff and the UCA filing comprehensive testimony. Staff and UCA opposed the deferral of collections until Feb. 15, 2025, instead proposing Nov. 1, 2024 as the effective date for new rates.
Proposed modifications:

(Millions of Dollars)	Staff		UCA
PSCo Direct Testimony	$171		$171

Recommended adjustments:
ROE	(40)		(31)
Capital structure and cost of capital	(27)	(a)	(14)
Test year adjustments to reflect average vs. year-end balances	(19)		(17)
Capital adjustments (subject to separate review)	(3)		(1)
Depreciation expense	15		—
Other, net	(4)		(17)
Total adjustments	(78)		(80)
Proposed revenue change	$93		$91

ROE	8.89%		9.20%
Equity ratio	52%		51.4%
Test Year	Dec 2023		Dec 2023
Rate Base Convention	13 month		13 month
(a) Revised estimate.
Procedural schedule:
•Rebuttal testimony: Aug. 15, 2024
•Settlement deadline: Aug. 27, 2024
•Evidentiary hearing: Sept. 4-12, 2024
•Statement of position: Sept. 26, 2024
A CPUC decision is expected in the fourth quarter of 2024.
Colorado Resource Plan — In December 2023, the CPUC approved a portfolio of 5,835 MW, which includes approximately 3,100 MW of company owned resources and 2,700 MW of PPAs.
In December 2023, the CPUC approved two PIMs associated with the generation projects in the portfolio, including a PIM related to capital construction costs and another related to ongoing levelized energy costs. These PIMs will be further defined in related proceedings throughout 2024.
PSCo filed or expects to file generation and transmission certificates of public convenience and necessity throughout 2024.
PSCo will file an interim resource plan, also referred to as the Just Transition Solicitation, by Oct. 15, 2024. The filing deadline was extended to Oct. 15, 2024 to allow for additional time to assess the impact of supply chain issues and solar tariffs on the Colorado Resource Plan portfolio.
Transportation Electrification Plan — In April 2024, the CPUC approved PSCo’s TEP with modification, including a three-year budget of $264 million and continued cost recovery through the TEP rider.
Wildfire Mitigation Plan — In June 2024, PSCo filed an Updated Wildfire Mitigation Plan (the Plan) and request for recovery of costs covering the years 2025 to 2027 with the CPUC. The estimated total cost for this plan is approximately $1.9 billion. A CPUC decision is expected in early 2025.
The Plan is a key component of keeping our customers and communities safe while providing reliable and affordable electric service. The Plan integrates industry experience; incorporates evolving risk assessment methodologies; adds new technology; and expands the scope, pace and scale of our work to reduce wildfire risk in a comprehensive and efficient manner under four core programs that include the following:
•Situational awareness – Meteorology, area risk mapping and modeling, artificial intelligence cameras and continuous monitoring.
•Operational mitigations – Enhanced powerline safety settings and PSPS.
•System resiliency – Asset assessment and remediations, pole replacements, line rebuilds, targeted undergrounding and vegetation management.
•Customer support – Coordination and real-time data sharing with customers and other stakeholders and PSPS resiliency rebates.
Total capital investments and O&M expenses associated with the proposed plan are estimated at the following:

(Millions of Dollars)	2025	2026	2027	Total
Capital investments
Situational awareness	$24	$17	$10	$51
Operational mitigations	58	66	83	207
System resiliency	368	411	565	1,344
Total capital investments	$450	$494	$658	$1,602

O&M expenses
Situational awareness	$9	$10	$10	$29
Operational mitigations	3	3	4	10
System resiliency	44	69	77	190
Customer support	7	8	9	24
Total O&M expenses	63	90	100	253
Total expenditures	$513	$584	$758	$1,855
CPUC Proactive Line De-Energization Investigation — In April 2024, PSCo proactively de-energized certain lines in Colorado due to winds that were over 90 MPH to reduce potential wildfire risk.
In May 2024, the CPUC held sessions to hear public comments and Commissioner Information Meetings on the impacts of the power shutoffs. PSCo has provided responses to CPUC information requests and will continue to respond to requests throughout 2024 as the investigation continues.

Clean Heat Plan — In August of 2023, PSCo filed a Clean Heat Plan to reduce natural gas local distribution company greenhouse gas emissions. PSCo proposed a diversified portfolio of electrification, efficiency and lower-carbon gas options that would create an emissions reduction pathway through 2028 consistent with achieving a 2030 target reduction of 22 percent.
In June 2024, the CPUC approved a portfolio weighted predominantly toward electrification and efficiency programs, based on a budget of $441 million through 2027. The CPUC’s approval included rider cost recovery. The CPUC directed PSCo to file the next Clean Heat Plan in 2026.
Colorado Senate Bill 23-291 — In May 2023, Colorado Senate Bill 23-291 was signed into law. The bill includes a number of topics including natural gas and electric fuel incentive mechanisms, natural gas planning rules, regulatory filing requirements, and non-recovery of certain expenses (e.g., certain organizational or membership dues, tax penalties or fines).
In November 2023, the CPUC approved PSCo’s natural gas price risk plan to manage customer bill volatility from commodity price changes, establishing upper and lower limits for changes in the GCA rate. As a result, costs above the upper limit are deferred for future recovery, with interest, and costs below the lower limit are deferred as a reserve against future cost increases.
The legislation also calls for the CPUC to adopt rules to establish fuel cost mechanisms to align the financial incentives of a utility with the interests of the utility’s customers by Jan. 1, 2025. The CPUC issued a written notice of the proposed rule in the second quarter of 2024 and held a hearing on comments in July 2024. A CPUC decision and final rule is expected later in 2024. The Commission's proposed rules for electric utilities are also expected later in 2024.
Colorado Senate Bill 24-218 — In May 2024, Colorado Senate Bill 24-218 was signed into law. The bill includes a suite of policy changes to accelerate investment in electric distribution, including a framework to develop distribution planning and performance requirements and the opportunity for current cost recovery for many distribution investments. In July 2024, the CPUC approved PSCo’s request to collect $17 million through a rider, over the remainder of 2024, subject to true-up, associated with forecasted capital investments covered by the new legislation.
Cabin Creek Prudency Review — In 2015, the CPUC granted a CPCN for an $88 million upgrade project to renew the FERC operating license and increase the generating and storage capacity of the Cabin Creek hydroelectric storage facility, which anticipated project completion in 2020. Due to significant and unforeseen challenges, the project was not completed until 2023 and cost approximately $110 million. In July 2024, PSCo filed a prudency review for the upgrade project, which reviews the project’s timelines, costs, benefits and challenges. A procedural schedule is expected in the third quarter of 2024 with a final CPUC decision in 2025.

SPS
Pending and Recently Concluded Regulatory Proceedings
2023 Texas Electric Rate Case — In 2023, SPS filed an electric rate case with the PUCT seeking an increase in base rate revenue of $158 million (14%). Interim rates went into effect on Feb. 1, 2024. In April 2024, the PUCT approved a black box settlement between SPS and intervening parties, which reflect the following terms:
•A base rate increase of $65 million effective back to July 13, 2023.
•A 9.55% ROE, a 54.51% equity ratio and a 7.11% WACC for purposes of calculating SPS’ AFUDC and in other proceedings filed before the PUCT where a stated WACC is required.
•The reflection in rates of the retirement of Tolk Generation Station from 2034 to 2028.
•Establishment of a rate rider of approximately $18 million to be recovered over a three-year period for various deferred expenses.
In July 2024, SPS filed to surcharge the final under-recovered amount, estimated to be $37 million. This will be largely offset by previously deferred costs including depreciation, O&M, and taxes other than income tax.
2022 All-Source RFP — In July 2023, SPS filed for approval of a CPCN for a recommended generation portfolio, which includes 418 MW of self-build solar projects and a 36 MW battery. The NMPRC approved the projects in May 2024. In July 2024, the PUCT approved the solar projects and denied the battery project. The PUCT’s approval included minimum production and PTC guarantees.
The second portion of the portfolio includes a November 2023 filing for the approval of PPAs including 48 MW of battery energy storage and 230 MW of existing gas generation. The NMPRC approved the PPA agreements in June and a PUCT decision is expected in the fourth quarter of 2024.
New Mexico Resource Plan (IRP) — In October 2023, SPS filed its IRP with the NMPRC, which supports projected load growth and increasing reliability requirements, and secures replacement energy and capacity for retiring resources. SPS’ initial IRP modeling projected resource needs ranging from approximately 5,300 MW to 10,200 MW by 2030. In February 2024, the NMPRC accepted the IRP.
In July 2024, SPS issued a RFP, seeking approximately 3,000 MW of accredited generation capacity by 2030. The total capacity to be added to the system is expected to align with the approximate range identified in the SPS IRP, depending on the types of resources proposed in the RFP and their accredited capacity factors.
The RFP will be evaluated in the first quarter of 2025. SPS is expected to file for a certificate of need for the recommended portfolio in the summer of 2025. The Texas and New Mexico Commissions are expected to rule on the recommended portfolio in 2026.
Texas DCRF — In May 2024, SPS filed for a DCRF to recover $13 million through a rider for distribution capital investment placed in service for the year ended December 31, 2023. SPS’ requested DCRF rates went into effect in late July 2024.

Other
Supply Chain
Xcel Energy’s ability to meet customer energy requirements, execute our capital expenditure program and respond to storm-related disruptions are dependent on maintaining an efficient supply chain. Manufacturing processes have experienced disruptions related to scarcity of certain raw materials and interruptions in production and shipping. These disruptions have been further exacerbated by inflationary pressures, labor shortages and the impact of international conflicts/issues. Xcel Energy continues to monitor the situation as it remains fluid and seeks to mitigate the impacts by securing alternative suppliers, modifying design standards, and adjusting the timing of work.
Large global demand for energy-related infrastructure (renewables and gas generation, data centers, etc.) has stretched equipment supply chains, extended delivery dates and increased prices for items like combustion turbines, transformers and other large electrical equipment. The labor market for skilled engineering and construction resources to build renewables and gas generation has also been strained, impacting cost and availability.
Tariffs and Trade Complaints
In August 2023, the U.S. Department of Commerce completed its anti-circumvention investigation and concluded that CSPV solar panels and cells imported from Malaysia, Vietnam, Thailand, and Cambodia would be subject to incremental tariffs ranging from 50% to 250%. These countries account for more than 80% of CSPV panel imports.
An interim stay on tariffs remained in effect until June 2024 and many significant solar projects have resumed with modified costs and projected in-service dates, including the Sherco Solar facility in Minnesota and certain PPAs in PSCo.
In April 2024, the American Alliance for Solar Manufacturing Trade Committee filed a petition related to new anti-dumping and countervailing duty cases targeting solar products from Cambodia, Malaysia, Thailand and Vietnam with the United States Department of Commerce and the United States International Trade Commission.
In May 2024, the U.S. Department of Commerce announced the initiation of anti-dumping and countervailing duty investigations of CSPV cells, whether or not assembled into modules. A preliminary decision related to this matter is anticipated in November 2024.
In June 2024, a previous tariff exclusion for bi-facial panels ended. Tariff rate is now 14.25% until February 2025 and 14% until February 2026 for imported panels.
In May 2024, the White House imposed a new 25% tariff on Lithium-Ion storage along with other trade measures. The tariff went into immediate effect for EV batteries but has a grace period until January 2026 for stationary energy storage applications.
Xcel Energy continues to assess the impacts of these tariffs and trade complaints on its business, including company-owned projects and PPAs. Xcel Energy may seek regulatory relief for tariffs, if required, in its jurisdictions.
Further policy actions or other restrictions on solar and storage imports, disruptions in imports from key suppliers, or any new trade complaint could impact project timelines and costs of various generation projects and PPAs.

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

Environmental Regulation
Clean Air Act
Power Plant Greenhouse Gas Regulations — In April 2024, the EPA published final rules addressing control of CO2 emissions from the power sector. The rules regulate new natural gas generating units and emission guidelines for existing coal and certain natural gas generation. The rules create subcategories of coal units based on planned retirement date and subcategories of natural gas combustion turbines and combined cycle units based on utilization. The CO2 control requirements vary by subcategory. Based on current estimates and assumptions, Xcel Energy has determined that due to scheduled plant retirements, there is minimal financial or operational impact associated with these requirements and believes that the cost of these initiatives or replacement generation would be recoverable through rates based on prior state commission practices.
Waste-to-Energy Air Regulations — In January 2024, the EPA proposed air regulations addressing new and existing large municipal waste combustors. The proposed rules lower current emission standards for certain pollutants and would require installation of new pollution controls and/or more intense use of existing pollution controls at French Island Generating Station, Red Wing Generating Plant and Wilmarth Generating Plant. Until final rules are issued, it is not certain what the impact will be on Xcel Energy. Xcel Energy believes that the cost of these initiatives or replacement generation would be recoverable through rates based on prior state commission practices.
Emerging Contaminants of Concern
PFAS are man-made chemicals that are widely used in consumer products and can persist and bio-accumulate in the environment. Xcel Energy does not manufacture PFAS, but because PFAS are so ubiquitous in products and the environment, it may impact our operations.

In September 2022, the EPA proposed to designate two types of PFAS as “hazardous substances” under the CERCLA. In July 2024, the EPA’s final rule went into effect.
In March 2023, the EPA published a proposed rule that would establish enforceable drinking water standards for certain PFAS chemicals. In June 2024, the EPA’s final rule went into effect.
In February 2024, the EPA proposed to change the Resource Conservation and Recovery Act by adding nine PFAS to its list of hazardous constituents.
Potential costs are uncertain and will be determined on a site specific basis where applicable. If costs are incurred, Xcel Energy believes the costs will be recoverable through rates based on prior state commission practices.
Effluent Limitation Guidelines
In April 2024, the EPA published final rules under the Clean Water Act, setting Effluent Limitations Guidelines and Standards for steam generating coal plants. This rule establishes more stringent wastewater discharge standards for bottom ash transport water, flue-gas desulfurization wastewater, and combustion residuals leachate from steam electric power plants, particularly coal-fired power plants. Based on current estimates and assumptions, Xcel Energy has determined that there is minimal financial or operational impact associated with these requirements and that any costs would be recoverable through rates based on prior state commission practices.

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
Fair value of net commodity trading contracts as of June 30, 2024:

	Futures / Forwards Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
NSP-Minnesota (a)	$(1)	$(4)	$(2)	$—	$(7)
NSP- Minnesota (b)	(15)	(7)	(7)	2	(27)
PSCo (a)	—	2	1	—	3
PSCo (b)	(3)	4	2	—	3
	$(19)	$(5)	$(6)	$2	$(28)

	Options Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
NSP-Minnesota (b)	$—	$—	$13	$5	$18
	$—	$—	$13	$5	$18
(a)Prices actively quoted or based on actively quoted prices.
(b)Prices based on models and other valuation methods.
Changes in the fair value of commodity trading contracts before the impacts of margin-sharing for the six months ended June 30:

(Millions of Dollars)	2024	2023
Fair value of commodity trading net contracts outstanding at Jan. 1	$1	$(33)
Contracts realized or settled during the period	(2)	—
Commodity trading contract additions and changes during the period	(9)	33
Fair value of commodity trading net contracts outstanding at June 30	$(10)	$—
A 10% increase and 10% decrease in forward market prices for Xcel Energy’s commodity trading contracts would have likewise increased and decreased pretax income from continuing operations, by approximately $3 million and $5 million at June 30, 2024 and June 30, 2023, respectively.
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
The VaRs for the NSP-Minnesota and PSCo commodity trading operations, excluding both non-derivative transactions and derivative transactions designated as normal purchases and normal sales, calculated on a consolidated basis using a Monte Carlo simulation with a 95% confidence level and a one-day holding period, were as follows:

(Millions of Dollars)	Three Months Ended June 30	Average	High	Low
2024	$—	$1	$1	$—
2023	1	1	1	—

Nuclear Fuel Supply — In May 2024, the Prohibiting Russian Uranium Imports Act was signed into law. As such, NSP-Minnesota will no longer be permitted to accept deliveries of enriched nuclear material from Russia beginning in August 2024, unless specific waivers are requested and received. NSP-Minnesota has secured its enriched nuclear material requirements through 2029 with non-Russian material, which are in various stages of processing in Canada, Europe and the United States. NSP-Minnesota continues to assess the impacts of this legislation on its existing contracts related to Russian-sourced nuclear material.
Interest Rate Risk — Xcel Energy is subject to interest rate risk. Our risk management policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives.
A 100-basis point change in the benchmark rate on Xcel Energy’s variable rate debt would impact pretax interest expense annually by approximately $8 million and $5 million in June 30, 2024 and 2023, respectively.
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
At June 30, 2024, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $42 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $40 million. At June 30, 2023, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $47 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $46 million.
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

Liquidity and Capital Resources
Cash Flows
Operating Cash Flows

(Millions of Dollars)	Six Months Ended June 30
Cash provided by operating activities — 2023	$2,455

Components of change — 2024 vs. 2023
Higher net income	84
Non-cash transactions	131
Changes in deferred income taxes	477
Changes in working capital	(547)
Changes in net regulatory and other assets and liabilities	(360)
Cash provided by operating activities — 2024	$2,240
Net cash provided by operating activities decreased $215 million for the six months ended June 30, 2024 compared with the prior year. The decrease was largely due to interim rate refunds in Minnesota and timing of recovery of deferred fuel costs, partially offset by the change in deferred income taxes, which includes the impact of proceeds for tax credit transfers.
Investing Cash Flows

(Millions of Dollars)	Six Months Ended June 30
Cash used in investing activities — 2023	$(2,639)

Components of change — 2024 vs. 2023
Increased capital expenditures	(769)
Other investing activities	5
Cash used in investing activities — 2024	$(3,403)
Net cash used in investing activities increased $764 million for the six months ended June 30, 2024 compared with the prior year. The increase in capital expenditures was largely due to continued system expansion and increased investment in renewable and transmission projects.
Financing Cash Flows

(Millions of Dollars)	Six Months Ended June 30
Cash provided by financing activities — 2023	$348

Components of change — 2024 vs. 2023
Lower net short-term repayments	286
Higher long-term debt issuances, net of repayments	2,003
Higher proceeds from issuance of common stock	24
Other financing activities	(29)
Cash provided by financing activities — 2024	$2,632
Net cash provided by financing activities increased $2,284 million for the six months ended June 30, 2024 compared with the prior year. The increase was largely related to additional debt issuances to fund capital investment and the repayment of maturing debt issuances.

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
As of July 30, 2024, Xcel Energy Inc. and its utility subsidiaries had the following committed credit facilities available to meet liquidity needs:

(Millions of Dollars)	Credit Facility (a)	Drawn (b)	Available	Cash	Liquidity
Xcel Energy Inc.	$1,500	$792	$708	$2	$710
PSCo	700	31	669	602	1,271
NSP-Minnesota	700	12	688	129	817
SPS	500	—	500	252	752
NSP-Wisconsin	150	—	150	178	328
Total	$3,550	$835	$2,715	$1,163	$3,878
(a)Credit facilities expire in September 2027.
(b)Includes outstanding commercial paper and letters of credit.

Short-Term Debt — Xcel Energy Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS each have individual commercial paper programs. As of June 30, 2024, the authorized levels for these commercial paper programs are:
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
2024 Financing Activity — Xcel Energy and its utility subsidiaries issued the following long-term debt:

Issuer	Security	Amount		Tenor	Coupon
Xcel Energy Inc.	Senior Unsecured Notes	$800	million	10 Year	5.50%
NSP-Minnesota	First Mortgage Bonds	700	million	30 Year	5.40
PSCo	First Mortgage Bonds	1,200	million	10 Year & 30 Year	5.35 & 5.75
SPS	First Mortgage Bonds	600	million	30 Year	6.00
NSP-Wisconsin	First Mortgage Bonds	400	million	30 Year	5.65
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
•Weather-normalized retail electric sales are projected to increase 1%.
•Weather-normalized retail firm natural gas sales are projected to be flat.
•Capital rider revenue is projected to increase $60 million to $70 million (net of PTCs).
•O&M expenses are projected to increase 1% to 2%.
•Depreciation expense is projected to increase approximately $305 million to $315 million.
•Property taxes are projected to be flat. This change is largely earnings neutral and is offset in revenue due to property tax trackers.
•Interest expense (net of AFUDC - debt) is projected to increase $140 million to $150 million, net of interest income.
•AFUDC - equity is projected to increase $65 million to $75 million.
•ETR is projected to be ~(6%) to (8%). The assumption change is largely due to an increase in the PTC rate, which is offset in revenue and largely earnings neutral. The negative ETR is largely offset by PTCs flowing back to customers in capital riders and fuel mechanisms and is largely earnings neutral. The projected ETR does not reflect the potential impact of nuclear PTCs, which are also expected to flow back to customers.
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
As of June 30, 2024, based on an evaluation carried out under the supervision and with the participation of Xcel Energy’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that Xcel Energy’s disclosure controls and procedures were effective.
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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchaser:
For the quarter ended June 30, 2024, no equity securities that are registered by Xcel Energy Inc. pursuant to Section 12 of the Securities Exchange Act of 1934 were purchased by or on behalf of us or any of our affiliated purchasers.

ITEM 5 — OTHER INFORMATION
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2024.

ITEM 6 — EXHIBITS

*	Indicates incorporation by reference

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation of Xcel Energy Inc., dated May 17, 2012	Xcel Energy Inc. Form 8-K dated May 16, 2012	3.01
3.02*	Bylaws of Xcel Energy Inc., as Amended and Restated on August 23, 2023	Xcel Energy Inc Form 8-K dated August 23, 2023	3.02
4.01*	Supplemental Indenture dated as of April 1, 2024, between Public Service Company of Colorado and U.S. Bank Trust Company, National Association, as successor Trustee, creating $450 million principal amount of 5.35% First Mortgage Bonds, Series No. 41 due 2034 and $750 million principal amount of 5.75% First Mortgage Bonds, Series No. 42 due 2054.	PSCo Form 8-K dated April 4, 2024	4.01
4.02*	Supplemental Indenture dated as of May 13, 2024 between Northern States Power Company and U.S. Bank Trust Company, National Association, as successor Trustee, creating $400 million principal amount of 5.65% First Mortgage Bonds, Series due June 15, 2054	NSP-Wisconsin Form 8-K dated May 16, 2024	4.01
4.03*	Supplemental Indenture No. 11 dated as of May 15, 2024 between Southwestern Public Service Company and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $600 million principal amount of 6.00% First Mortgage Bonds, Series No. 11 due 2054	SPS Form 8-K dated June 6, 2024	4.02
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XCEL ENERGY INC.

8/1/2024	By:	/s/ MELISSA L. OSTROM
Melissa L. Ostrom
Vice President, Controller
(Principal Accounting Officer)

	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)