Form 10-Q
period 2024-09-30
XCEL ENERGY INC
filed 2024-10-31
CIK 72903

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Oct. 28, 2024
Common Stock, $2.50 par value	574,241,745 shares

This Form 10-Q is filed by Xcel Energy Inc. Additional information is available in various filings with the SEC. This report should be read in its entirety.

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
e prime	e prime inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
WYCO	WYCO Development, LLC
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
CPUC	Colorado Public Utilities Commission
DOC	Minnesota Department of Commerce
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
MPUC	Minnesota Public Utilities Commission
NDPSC	North Dakota Public Service Commission
NMPRC	New Mexico Public Regulation Commission
NRC	Nuclear Regulatory Commission
PSCW	Public Service Commission of Wisconsin
PUCT	Public Utility Commission of Texas
SEC	Securities and Exchange Commission

Other
AFUDC	Allowance for funds used during construction
ALJ	Administrative Law Judge
ASU	Accounting standards update
ATM	At-the-market
C&I	Commercial and Industrial
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by EPA regulating the management, storage and disposal of CCRs as a nonhazardous waste
CDD	Cooling degree-days
CEO	Chief executive officer
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CFO	Chief financial officer

CO2	Carbon dioxide
CORE	CORE Electric Cooperative
CPCN	Certificate of Public Convenience and Necessity
CSPV	Crystalline Silicon Photovoltaic
DRIP	Dividend Reinvestment and Stock Purchase Program
EPS	Earnings per share
ETR	Effective tax rate
FCA	Fuel clause adjustment
FTR	Financial transmission right
GAAP	United States generally accepted accounting principles
GE	General Electric Company
HDD	Heating degree-days
IPP	Independent power producing entity
IRA	Inflation Reduction Act
IRP	Integrated Resource Plan
LLC	Limited liability company
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
NAV	Net asset value
NOx	Nitrogen Oxides
O&M	Operating and maintenance
PFAS	Per- and Polyfluoroalkyl Substances
PIM	Performance incentive mechanism
PPA	Power purchase agreement
PSPS	Public safety power shutoff
PTC	Production tax credit
RFP	Request for proposal
ROE	Return on equity
RTO	Regional Transmission Organization
SMMPA	Southern Minnesota Municipal Power Agency
SPP	Southwest Power Pool, Inc.
THI	Temperature-humidity index
VaR	Value at Risk
VIE	Variable interest entity
WACC	Weighted average cost of capital
WMP	Wildfire mitigation plan

Measurements
GW	Gigawatts
MW	Megawatts

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to 2024 and 2025 EPS guidance, long-term EPS and dividend growth rate objectives, future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, expected pension contributions, and expected impact on our results of operations, financial condition and cash flows of interest rate changes, increased credit exposure, and legal proceeding outcomes, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed in Xcel Energy’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2023 and subsequent filings with the Securities and Exchange Commission, could cause actual results to differ materially from management expectations as suggested by such forward-looking information: operational safety, including our nuclear generation facilities and other utility operations; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee workforce and third-party contractor factors; violations of our Codes of Conduct; our ability to recover costs and our subsidiaries’ ability to recover costs from customers; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of Xcel Energy Inc. and its subsidiaries to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; our subsidiaries’ ability to make dividend payments; tax laws; uncertainty regarding epidemics, the duration and magnitude of business restrictions including shutdowns (domestically and globally), the potential impact on the workforce, including shortages of employees or third-party contractors due to quarantine policies, vaccination requirements or government restrictions, impacts on the transportation of goods and the generalized impact on the economy; effects of geopolitical events, including war and acts of terrorism; cybersecurity threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather events; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties and wildfire damages in excess of liability insurance coverage; regulatory changes and/or limitations related to the use of natural gas as an energy source; challenging labor market conditions and our ability to attract and retain a qualified workforce; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions, except per share data)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2024	2023	2024	2023
Operating revenues
Electric	$3,393	$3,387	$8,737	$8,751
Natural gas	239	245	1,535	1,926
Other	12	30	49	87
Total operating revenues	3,644	3,662	10,321	10,764

Operating expenses
Electric fuel and purchased power	1,060	1,181	2,863	3,328
Cost of natural gas sold and transported	63	70	664	1,084
Cost of sales — other	3	14	12	37
Operating and maintenance expenses	655	586	1,922	1,864
Conservation and demand side management expenses	112	76	295	215
Depreciation and amortization	681	618	2,042	1,807
Taxes (other than income taxes)	159	168	484	489
Loss on Comanche Unit 3 litigation	—	34	—	34
Total operating expenses	2,733	2,747	8,282	8,858

Operating income	911	915	2,039	1,906

Other income, net	39	3	75	19
Earnings from equity method investments	3	7	19	27
Allowance for funds used during construction — equity	44	26	119	63

Interest charges and financing costs
Interest charges — includes other financing costs	326	269	936	790
Allowance for funds used during construction — debt	(21)	(14)	(51)	(36)
Total interest charges and financing costs	305	255	885	754

Income before income taxes	692	696	1,367	1,261
Income tax expense (benefit)	10	40	(105)	(101)
Net income	$682	$656	$1,472	$1,362

Weighted average common shares outstanding:
Basic	564	552	559	551
Diluted	565	552	559	552

Earnings per average common share:
Basic	$1.21	$1.19	$2.63	$2.47
Diluted	1.21	1.19	2.63	2.47

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2024	2023	2024	2023
Net income	$682	$656	$1,472	$1,362
Other comprehensive income
Pension and retiree medical benefits:
Reclassifications of losses to net income, net of tax	—	—	4	1
Derivative instruments:
Net fair value increase, net of tax	—	3	22	11
Reclassification of losses to net income, net of tax	1	1	2	3

Total other comprehensive income	1	4	28	15
Total comprehensive income	$683	$660	$1,500	$1,377

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Nine Months Ended Sept. 30
	2024	2023
Operating activities
Net income	$1,472	$1,362
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,055	1,824
Nuclear fuel amortization	85	84
Deferred income taxes	406	(173)
Allowance for equity funds used during construction	(119)	(63)
Earnings from equity method investments	(19)	(27)
Dividends from equity method investments	26	26
Provision for bad debts	47	58
Share-based compensation expense	27	17
Changes in operating assets and liabilities:
Accounts receivable	81	95
Accrued unbilled revenues	62	375
Inventories	(71)	73
Other current assets	13	104
Accounts payable	(42)	(226)
Net regulatory assets and liabilities	282	771
Other current liabilities	(238)	183
Pension and other employee benefit obligations	(94)	(35)
Other, net	4	(95)
Net cash provided by operating activities	3,977	4,353

Investing activities
Capital/construction expenditures	(5,147)	(4,240)
Purchase of investment securities	(693)	(704)
Proceeds from the sale of investment securities	666	678
Other, net	(23)	(26)
Net cash used in investing activities	(5,197)	(4,292)

Financing activities
Repayments of short-term borrowings, net	(690)	(813)
Proceeds from issuances of long-term debt	3,643	2,631
Repayments of long-term debt	(550)	(651)
Proceeds from issuance of common stock	1,109	83
Dividends paid	(871)	(814)
Other, net	(5)	(14)
Net cash provided by financing activities	2,636	422

Net change in cash, cash equivalents and restricted cash	1,416	483
Cash, cash equivalents and restricted cash at beginning of period	129	111
Cash, cash equivalents and restricted cash at end of period	$1,545	$594

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(793)	$(652)
Cash received (paid) for income taxes, net; includes proceeds from tax credit transfers	484	(68)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$741	$409
Inventory transfers to property, plant and equipment	217	42
Operating lease right-of-use assets	43	73
Allowance for equity funds used during construction	119	63
Issuance of common stock for reinvested dividends and/or equity awards	53	46

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data

	Sept. 30, 2024	Dec. 31, 2023
Assets
Current assets
Cash and cash equivalents	$1,545	$129
Accounts receivable, net	1,187	1,315
Accrued unbilled revenues	790	853
Inventories	638	711
Regulatory assets	562	611
Derivative instruments	179	104
Prepaid taxes	64	52
Prepayments and other	504	294
Total current assets	5,469	4,069

Property, plant and equipment, net	55,321	51,642

Other assets
Nuclear decommissioning fund and other investments	3,947	3,599
Regulatory assets	2,794	2,798
Derivative instruments	63	76
Operating lease right-of-use assets	1,096	1,217
Other	596	678
Total other assets	8,496	8,368
Total assets	$69,286	$64,079

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$1,104	$552
Short-term debt	95	785
Accounts payable	1,713	1,668
Regulatory liabilities	835	528
Taxes accrued	488	557
Accrued interest	329	251
Dividends payable	312	289
Derivative instruments	38	74
Operating lease liabilities	226	226
Other	718	722
Total current liabilities	5,858	5,652

Deferred credits and other liabilities
Deferred income taxes	5,480	4,885
Deferred investment tax credits	41	60
Regulatory liabilities	6,056	5,827
Asset retirement obligations	3,431	3,218
Derivative instruments	68	86
Customer advances	154	167
Pension and employee benefit obligations	374	469
Operating lease liabilities	908	1,038
Other	93	148
Total deferred credits and other liabilities	16,605	15,898

Commitments and contingencies
Capitalization
Long-term debt	27,471	24,913
Common stock — 1,000,000,000 shares authorized of $2.50 par value; 574,101,713 and 554,941,703 shares outstanding at Sept. 30, 2024 and December 31, 2023, respectively	1,435	1,387
Additional paid in capital	9,577	8,465
Retained earnings	8,406	7,858
Accumulated other comprehensive loss	(66)	(94)
Total common stockholders’ equity	19,352	17,616
Total liabilities and equity	$69,286	$64,079

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)
(amounts in millions, except per share data; shares in actual amounts)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholders' Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended Sept. 30, 2024 and 2023
Balance at June 30, 2023	551,375,255	$1,378	$8,247	$7,371	$(82)	$16,914
Net income				656		656
Other comprehensive income					4	4
Dividends declared on common stock ($0.52 per share)				(287)		(287)
Issuances of common stock	287,548	1	17			18
Share-based compensation			5	(1)		4
Balance at Sept. 30, 2023	551,662,803	$1,379	$8,269	$7,739	$(78)	$17,309

Balance at June 30, 2024	557,337,051	$1,393	$8,589	$8,039	$(67)	$17,954
Net income				682		682
Other comprehensive income					1	1
Dividends declared on common stock ($0.5475 per share)				(312)		(312)
Issuances of common stock	16,764,662	42	975			1,017
Share-based compensation			13	(3)		10
Balance at Sept. 30, 2024	574,101,713	$1,435	$9,577	$8,406	$(66)	$19,352

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholders' Equity
	Shares	Par Value	Additional Paid In Capital
Nine Months Ended Sept 30, 2024 and 2023
Balance at Dec. 31, 2022	549,578,018	$1,374	$8,155	$7,239	$(93)	$16,675
Net income				1,362		1,362
Other comprehensive income					15	15
Dividends declared on common stock ($1.56 per share)				(859)		(859)
Issuances of common stock	2,084,785	5	108			113
Share-based compensation			6	(3)		3
Balance at Sept. 30, 2023	551,662,803	$1,379	$8,269	$7,739	$(78)	$17,309

Balance at Dec. 31, 2023	554,941,703	$1,387	$8,465	$7,858	$(94)	$17,616
Net income				1,472		1,472
Other comprehensive income					28	28
Dividends declared on common stock ($1.6425 per share)				(921)		(921)
Issuances of common stock	19,160,010	48	1,082			1,130
Share-based compensation			30	(3)		27
Balance at Sept. 30, 2024	574,101,713	$1,435	$9,577	$8,406	$(66)	$19,352

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of Xcel Energy as of Sept. 30, 2024 and Dec. 31, 2023; the results of Xcel Energy’s operations, including the components of net income, comprehensive income and changes in stockholders’ equity for the three and nine months ended Sept. 30, 2024 and 2023; and Xcel Energy’s cash flows for the nine months ended Sept. 30, 2024 and 2023.
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
Income Taxes — In December 2023, the FASB issued ASU 2023-09 – Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, with new disclosure requirements including presentation of prescribed line items in the ETR reconciliation and disclosures regarding state and local tax payments. The ASU is effective for annual periods beginning after Dec. 15, 2024, and Xcel Energy does not expect implementation of the new disclosure guidance to have a material impact to its consolidated financial statements.
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

3. Selected Balance Sheet Data

(Millions of Dollars)	Sept. 30, 2024	Dec. 31, 2023
Accounts receivable, net
Accounts receivable	$1,295	$1,443
Less allowance for bad debts	(108)	(128)
Accounts receivable, net	$1,187	$1,315

(Millions of Dollars)	Sept. 30, 2024	Dec. 31, 2023
Inventories
Materials and supplies	$399	$377
Fuel	149	211
Natural gas	90	123
Total inventories	$638	$711

(Millions of Dollars)	Sept. 30, 2024	Dec. 31, 2023
Property, plant and equipment, net
Electric plant	$54,908	$52,494
Natural gas plant	9,599	9,080
Common and other property	3,370	3,190
Plant to be retired (a)	1,846	2,055
Construction work in progress	4,851	2,873
Total property, plant and equipment	74,574	69,692
Less accumulated depreciation	(19,632)	(18,399)
Nuclear fuel	3,452	3,337
Less accumulated amortization	(3,073)	(2,988)
Property, plant and equipment, net	$55,321	$51,642
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
Commercial paper and term loan borrowings outstanding for Xcel Energy:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2024	Year Ended Dec. 31, 2023
Borrowing limit	$3,550	$3,550
Amount outstanding at period end	95	785
Average amount outstanding	644	491
Maximum amount outstanding	1,080	1,241
Weighted average interest rate, computed on a daily basis	5.50%	5.12%
Weighted average interest rate at period end	5.21	5.52
Letters of Credit — Xcel Energy Inc. and its utility subsidiaries use letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. There was $43 million and $44 million of letters of credit outstanding under the credit facilities at Sept. 30, 2024 and Dec. 31, 2023, respectively. Amounts approximate their fair value and are subject to fees.
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
As of Sept. 30, 2024, Xcel Energy Inc. and its utility subsidiaries had the following committed revolving credit facilities available:

(Millions of Dollars)	Credit Facility (a)	Drawn (b)	Available
Xcel Energy Inc.	$1,500	$95	$1,405
PSCo	700	31	669
NSP-Minnesota	700	12	688
SPS	500	—	500
NSP-Wisconsin	150	—	150
Total	$3,550	$138	$3,412
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
•NSP-Minnesota issued $700 million of 5.40% First Mortgage Bonds due March 15, 2054.
•PSCo issued $450 million of 5.35% First Mortgage Bonds due May 15, 2034 and $750 million of 5.75% First Mortgage Bonds due May 15, 2054.
•NSP-Wisconsin issued $400 million of 5.65% First Mortgage Bonds due June 15, 2054.
•SPS issued $600 million of 6.00% First Mortgage Bonds due June 1, 2054.
ATM Equity Offering — In October 2023, Xcel Energy Inc. filed a prospectus supplement under which it may sell up to $2.5 billion of its common stock through an ATM program. In 2023, Xcel Energy Inc. issued 3.12 million shares of common stock ($188 million in net proceeds and $2 million in transaction fees paid). In the nine months ended Sept. 30, 2024, 18.27 million shares ($1.1 billion in net proceeds and $9 million in transaction fees paid) were issued under the ATM program. As of Sept. 30, 2024, approximately $1.2 billion remained available for sale under the ATM program.
Equity through DRIP and Benefits Program — Xcel Energy issued $50 million and $78 million of equity through the DRIP and benefits programs during the nine months ended Sept. 30, 2024 and 2023, respectively. The programs allow shareholders to reinvest their dividends directly in Xcel Energy Inc. common stock.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. Xcel Energy’s operating revenues consisted of the following:

	Three Months Ended Sept. 30, 2024
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,153	$126	$—	$1,279
C&I	1,634	68	6	1,708
Other	38	—	2	40
Total retail	2,825	194	8	3,027
Wholesale	191	—	—	191
Transmission	187	—	—	187
Other	1	32	—	33
Total revenue from contracts with customers	3,204	226	8	3,438
Alternative revenue and other	189	13	4	206
Total revenues	$3,393	$239	$12	$3,644

	Three Months Ended Sept. 30, 2023
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,086	$125	$16	$1,227
C&I	1,657	75	7	1,739
Other	42	—	3	45
Total retail	2,785	200	26	3,011
Wholesale	244	—	—	244
Transmission	178	—	—	178
Other	9	33	—	42
Total revenue from contracts with customers	3,216	233	26	3,475
Alternative revenue and other	171	12	4	187
Total revenues	$3,387	$245	$30	$3,662

	Nine Months Ended Sept. 30, 2024
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$2,813	$885	$10	$3,708
C&I	4,245	439	21	4,705
Other	108	—	7	115
Total retail	7,166	1,324	38	8,528
Wholesale	501	—	—	501
Transmission	493	—	—	493
Other	37	133	—	170
Total revenue from contracts with customers	8,197	1,457	38	9,692
Alternative revenue and other	540	78	11	629
Total revenues	$8,737	$1,535	$49	$10,321

	Nine Months Ended Sept. 30, 2023
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$2,708	$1,130	$44	$3,882
C&I	4,347	622	27	4,996
Other	115	—	5	120
Total retail	7,170	1,752	76	8,998
Wholesale	642	—	—	642
Transmission	498	—	—	498
Other	22	113	—	135
Total revenue from contracts with customers	8,332	1,865	76	10,273
Alternative revenue and other	419	61	11	491
Total revenues	$8,751	$1,926	$87	$10,764

6. Income Taxes
Reconciliation between the statutory rate and ETR:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2024	2023	2024	2023
Federal statutory rate	21.0%	21.0%	21.0%	21.0%
State tax (net of federal tax effect)	4.7	5.0	4.8	4.9
(Decreases) increases:
Wind PTCs (a)	(16.0)	(13.8)	(26.2)	(27.3)
Plant regulatory differences (b)	(5.7)	(5.3)	(5.9)	(5.5)
Other tax credits, net operating loss & tax credit allowances	(1.5)	(1.1)	(1.1)	(1.2)
Other, net	(1.1)	(0.1)	(0.3)	0.1
Effective income tax rate	1.4%	5.7%	(7.7)%	(8.0)%
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
•Liability awards subject to a performance condition; any portions settled in shares are included in common shares outstanding upon settlement.

Common shares outstanding used in the basic and diluted EPS computation:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(Shares in Millions)	2024	2023	2024	2023
Basic	564	552	559	551
Diluted (a)	565	552	559	552
(a)Diluted common shares outstanding included common stock equivalents of 0.4 million and 0.3 million for the three months ended Sept. 30, 2024 and 2023, respectively. Diluted common shares outstanding included common stock equivalents of 0.3 million and 0.2 million for the nine months ended Sept. 30, 2024 and 2023.

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

Unrealized gains for the nuclear decommissioning fund were $1.4 billion and $1.2 billion as of Sept. 30, 2024 and Dec. 31, 2023, respectively, and unrealized losses were $23 million and $29 million as of Sept. 30, 2024 and Dec. 31, 2023, respectively.
Non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund:

	Sept. 30, 2024
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$42	$42	$—	$—	$—	$42
Commingled funds	711	—	—	—	1,046	1,046
Debt securities	850	—	848	17	—	865
Equity securities	521	1,586	2	—	—	1,588
Total	$2,124	$1,628	$850	$17	$1,046	$3,541
(a)Reported in nuclear decommissioning fund and other investments on the consolidated balance sheets, which also includes $247 million of equity method investments and $159 million of rabbi trust assets and other miscellaneous investments.

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
For the three and nine months ended Sept. 30, 2024 and 2023, there were no transfers of Level 3 investments between levels.
Contractual maturity dates of debt securities in the nuclear decommissioning fund as of Sept. 30, 2024:

	Final Contractual Maturity
(Millions of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Debt securities	$9	$303	$277	$276	$865
Rabbi Trusts
Xcel Energy has established rabbi trusts to provide partial funding for future distributions of a deferred compensation plan. The fair value of assets held in the rabbi trusts were $100 million and $88 million at Sept. 30, 2024 and Dec. 31, 2023, respectively, comprised of cash equivalents and mutual funds (level 1 valuation methods). Amounts are reported in nuclear decommissioning fund and other investments on the consolidated balance sheet.

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
As of Sept. 30, 2024, accumulated other comprehensive loss related to interest rate derivatives included $1 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of Sept. 30, 2024, Xcel Energy had no unsettled interest rate swaps outstanding.
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

As of Sept. 30, 2024, Xcel Energy had no commodity contracts designated as cash flow hedges.
Gross notional amounts of commodity forwards, options and FTRs:

(Amounts in Millions) (a)(b)	Sept. 30, 2024	Dec. 31, 2023
Megawatt hours of electricity	56	48
Million British thermal units of natural gas	82	84
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
As of Sept. 30, 2024, four of Xcel Energy’s ten most significant counterparties for these activities, comprising $39 million, or 23%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings.
Five of the ten most significant counterparties, comprising $59 million, or 35%, of this credit exposure, were not rated by these external ratings agencies, but based on Xcel Energy’s internal analysis, had credit quality consistent with investment grade.
One of these significant counterparties, comprising $36 million, or 22%, of this credit exposure, had credit quality less than investment grade, based on internal analysis. Nine of these significant counterparties are municipal or cooperative electric entities, RTOs or other utilities.
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
As of Sept. 30, 2024 and Dec. 31, 2023, there were $10 million and $12 million, of derivative liabilities with such underlying contract provisions, respectively.

Certain contracts also contain cross default provisions that may require the posting of collateral or settlement of the contracts if there was a failure under other financing arrangements related to payment terms or other covenants.
As of Sept. 30, 2024 and Dec. 31, 2023, there were approximately $65 million and $88 million of derivative liabilities with such underlying contract provisions, respectively.
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
Recurring Derivative Fair Value Measurements
Impact of derivative activity:

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory Assets and Liabilities
Three Months Ended Sept. 30, 2024
Other derivative instruments:
Natural gas commodity	$—	$(6)
Total	$—	$(6)

Nine Months Ended Sept. 30, 2024
Derivatives designated as cash flow hedges:
Interest rate	$29	$—
Total	$29	$—
Other derivative instruments:
Electric commodity	$—	$41
Natural gas commodity	—	(3)
Total	$—	$38

Three Months Ended Sept. 30, 2023
Derivatives designated as cash flow hedges:
Interest rate	$4	$—
Total	$4	$—
Other derivative instruments:
Electric commodity	$—	$(23)
Natural gas commodity	—	(5)
Total	$—	$(28)

Nine Months Ended Sept. 30, 2023
Derivatives designated as cash flow hedges:
Interest rate	$15	$—
Total	$15	$—
Other derivative instruments:
Electric commodity	$—	$(134)
Natural gas commodity	—	(1)
Total	$—	$(135)

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and Liabilities
Three Months Ended Sept. 30, 2024
Derivatives designated as cash flow hedges:
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments:
Commodity trading	$—		$—		$3	(b)
Electric commodity	—		(13)	(c)	—
Total	$—		$(13)		$3

Nine Months Ended Sept. 30, 2024
Derivatives designated as cash flow hedges:
Interest rate	$3	(a)	$—		$—
Total	$3		$—		$—
Other derivative instruments:
Commodity trading	$—		$—		$(19)	(b)
Electric commodity	—		(16)	(c)	—
Natural gas commodity	—		—		(14)	(d)(e)
Total	$—		$(16)		$(33)

Three Months Ended Sept. 30, 2023
Derivatives designated as cash flow hedges:
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments:
Electric commodity	—		15	(c)	—
Total	$—		$15		$—

Nine Months Ended Sept. 30, 2023
Derivatives designated as cash flow hedges:
Interest rate	$4	(a)	$—		$—
Total	$4		$—		$—
Other derivative instruments:
Commodity trading	$—		$—		$(6)	(b)
Electric commodity	—		109	(c)	—
Natural gas commodity	—		11	(d)	(19)	(d)(e)
Total	$—		$120		$(25)
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
(e)Relates primarily to option premium amortization.
Xcel Energy had no derivative instruments designated as fair value hedges during the nine months ended Sept. 30, 2024 and 2023.

Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	Sept. 30, 2024						Dec. 31, 2023
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$5	$21	$10	$36	$(25)	$11	$8	$51	$32	$91	$(59)	$32
Electric commodity	—	—	151	151	(2)	149	—	—	62	62	(7)	55
Natural gas commodity	—	18	—	18	—	18	—	14	—	14	—	14
Total current derivative assets	$5	$39	$161	$205	$(27)	178	$8	$65	$94	$167	$(66)	101
PPAs (b)						1						3
Current derivative instruments						$179						$104
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$9	$32	$43	$84	$(21)	$63	$14	$51	$45	$110	$(34)	$76
Total noncurrent derivative assets	$9	$32	$43	$84	$(21)	$63	$14	$51	$45	$110	$(34)	$76

	Sept. 30, 2024						Dec. 31, 2023
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Derivatives designated as cash flow hedges:
Interest rate	$—	$—	$—	$—	$—	$—	$—	$17	$—	$17	$—	$17
Other derivative instruments:
Commodity trading	$6	$38	$6	$50	$(25)	$25	$6	$86	$5	$97	$(60)	$37
Electric commodity	—	—	2	2	(2)	—	—	—	7	7	(7)	—
Natural gas commodity	—	7	—	7	—	7	—	12	—	12	—	12
Total current derivative liabilities	$6	$45	$8	$59	$(27)	32	$6	$115	$12	$133	$(67)	66
PPAs (b)						6						8
Current derivative instruments						$38						$74
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$11	$29	$34	$74	$(24)	$50	$16	$50	$37	$103	$(39)	$64
Total noncurrent derivative liabilities	$11	$29	$34	$74	$(24)	50	$16	$50	$37	$103	$(39)	64
PPAs (b)						18						22
Noncurrent derivative instruments						$68						$86
(a)Xcel Energy nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement. At Sept. 30, 2024 and Dec. 31, 2023, derivative assets and liabilities include no obligations to return cash collateral. At Sept. 30, 2024 and Dec. 31, 2023, derivative assets and liabilities include rights to reclaim cash collateral of $3 million and $7 million, respectively. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)Xcel Energy currently applies the normal purchase exception to qualifying PPAs. Balance relates to specific contracts that were previously recognized at fair value prior to applying the normal purchase exception, and are being amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Changes in Level 3 commodity derivatives:

	Three Months Ended Sept 30
(Millions of Dollars)	2024	2023
Balance at July 1	$239	$209
Purchases (a)	2	1
Settlements (a)	(76)	(50)
Net transactions recorded during the period:
(Losses) gains recognized in earnings (b)	(9)	18
Net gains (losses) recognized as regulatory assets and liabilities (a)	6	(36)
Balance at Sept. 30	$162	$142

	Nine Months Ended Sept 30
(Millions of Dollars)	2024	2023
Balance at Jan. 1	$90	$236
Purchases (a)	179	173
Settlements (a)	(237)	(126)
Net transactions recorded during the period:
(Losses) gains recognized in earnings (b)	(6)	16
Net gains (losses) recognized as regulatory assets and liabilities (a)	136	(157)
Balance at Sept. 30	$162	$142
(a)Relates primarily to NSP-Minnesota and SPS FTR instruments administered by MISO and SPP.
(b)Relates to commodity trading and is subject to substantial offsetting losses and gains on derivative instruments categorized as levels 1 and 2 in the income statement. See above tables for the income statement impact of derivative activity, including commodity trading gains and losses.
Fair Value of Long-Term Debt
As of Sept. 30, 2024, other financial instruments for which the carrying amount did not equal fair value:

	Sept. 30, 2024		Dec. 31, 2023
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$28,575	$26,619	$25,465	$22,927
Fair value of Xcel Energy’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Sept. 30, 2024 and Dec. 31, 2023, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

9. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended Sept. 30
	2024	2023	2024	2023
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$19	$18	$—	$—
Interest cost (a)	37	39	6	6
Expected return on plan assets (a)	(52)	(52)	(4)	(4)
Amortization of net loss (a)	7	6	—	—
Settlement charge (b)	6	—	—	—
Net periodic benefit cost	17	11	2	2
Effects of regulation	(1)	11	—	—
Net benefit cost recognized for financial reporting	$16	$22	$2	$2

	Nine Months Ended Sept. 30
	2024	2023	2024	2023
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$57	$55	$1	$1
Interest cost (a)	113	119	16	17
Expected return on plan assets (a)	(155)	(157)	(13)	(13)
Amortization of prior service credit (a)	(1)	(1)	—	(1)
Amortization of net loss (a)	22	17	1	1
Settlement charge (b)	62	—	—	—
Net periodic benefit cost	98	33	5	5
Effects of regulation	(37)	25	—	—
Net benefit cost recognized for financial reporting	$61	$58	$5	$5
(a)The components of net periodic cost other than the service cost component are included in the line item “Other income, net” in the consolidated statements of income or capitalized on the consolidated balance sheets as a regulatory asset.
(b)A settlement charge is required when the amount of lump-sum distributions during the year is greater than the sum of the service and interest cost components of the annual net periodic pension cost. In the three and nine months ended Sept. 30, 2024, as a result of lump-sum distributions during the 2024 plan year, Xcel Energy recorded a pension settlement charge of $6 million and $62 million, respectively, the majority of which was not recognized due to the effects of regulation. A total of $1 million and $8 million was recognized in the consolidated statement of income for the three and nine months ended Sept. 30, 2024.
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
In October 2023, the jury ruled that CORE may not withdraw as a joint owner of the facility but awarded CORE lost power damages of $26 million. PSCo recognized $35 million of losses for the verdict in 2023, including estimated interest and other costs. In October 2024, PSCo and CORE reached a settlement, and parties have agreed to withdraw their appeals pending with the Colorado Court of Appeals.
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
In September 2023, the Boulder County District Court Judge consolidated the pending lawsuits into a single action for pretrial purposes and has subsequently consolidated additional lawsuits that have been filed. At the case management conference in February 2024, a trial date was set for September 2025. Discovery is now underway.
In September 2024, the Judge presiding over the consolidated cases in Boulder County issued an order regarding the trial that resolves, on a preliminary basis, certain disputes over the structure of the September 2025 trial. The Court ruled that all Plaintiffs should be bound by a trial on liability unless they opt-out with good cause. The Court also ruled that liability and damages should be largely or entirely tried separately, meaning that common questions of law and fact regarding liability would be decided first, and a majority or all of the damages phase will occur separately following the liability phase of trial. The individual plaintiffs filed a motion for reconsideration of the opt-out portion of this order, which is currently before the Court.
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
SPS is aware of approximately 23 complaints, most of which have also named Xcel Energy Services Inc. as an additional defendant, relating to the Smokehouse Creek Fire Complex, including one putative class action on behalf of persons or entities who owned rangelands or pastures that were damaged by the fire. The complaints generally allege that SPS’ equipment ignited the Smokehouse Creek Fire Complex and seek compensation for losses resulting from the fire, asserting various causes of action under Texas law. In addition to seeking compensatory damages, certain of the complaints also seek exemplary damages. SPS has also received approximately 179 claims for losses related to the Smokehouse Creek Fire Complex through its claims process and has reached final settlements on 86 of those claims. In addition to filed complaints and claims made through SPS’ claims process, SPS has also received information from attorneys for claims related to the Smokehouse Creek Fire Complex which have not been submitted through the claims process and have also not been filed as lawsuits. SPS anticipates additional complaints and demands will be made. In July 2024, SPS reached a settlement of a complaint related to one of the two fatalities believed to be associated with the Smokehouse Creek Fire Complex.
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
Based on the current state of the law and the facts and circumstances available as of the date of this filing, Xcel Energy believes it is probable that it will incur a loss in connection with the Smokehouse Creek Fire Complex and accordingly has accrued a $215 million estimated loss for the matter (before available insurance), presented in other current liabilities as of Sept. 30, 2024.
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
SPS records insurance recoveries when it is deemed probable that recovery will occur, and SPS can reasonably estimate the amount or range. SPS has recorded an insurance receivable for $215 million, presented within prepayments and other current assets as of Sept. 30, 2024. While SPS plans to seek recovery of all insured losses, it is unable to predict the ultimate amount and timing of such insurance recoveries.
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
In January 2021, the Minnesota Office of Attorney General and DOC recommended that NSP-Minnesota refund approximately $17 million of replacement power costs previously recovered through the FCA. NSP-Minnesota responded that it acted prudently in connection with the Sherco Unit 3 outage, the MPUC has previously disallowed $22 million of related costs and no additional refund or disallowance is appropriate.
In July 2022, the MPUC referred the matter to the Office of Administrative Hearings to conduct a contested case on the prudence of the replacement power costs incurred by NSP-Minnesota.
In May 2024, the ALJ recommended a customer refund of $34 million (less a portion of the proceeds received from the settlement with GE). The ALJ indicated that consideration of the $22 million of previously disallowed costs was not in the scope of their recommendation. In October 2024, the MPUC ordered customer refunds of $46 million, which is presented as a charge to electric revenues in the nine months ended Sept. 30, 2024.

Minnesota 2023 Fuel Clause Adjustment — In March 2024, NSP-Minnesota filed its annual fuel clause adjustment true-up petition to the MPUC.
In 2024, the DOC recommended customer refunds for 2023 replacement power costs incurred during an outage at the Prairie Island generating station (October 2023 through February 2024). NSP-Minnesota estimates that customer refunds would be approximately $22 million if the DOC recommendations are applied to both 2023 and 2024.
In September 2024, the MPUC ruled NSP-Minnesota was imprudent in the operation of the Prairie Island nuclear plant based on an incident that resulted in the extended outage. The MPUC declined to quantify the refund and referred the determination of the refund amount to the Office of Administrative Hearings. A procedural schedule will be determined in the fourth quarter of 2024. NSP-Minnesota has recorded an estimated liability for a customer refund.
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
In May 2024, final amendments to the CCR Rule were published, widening its scope to include legacy CCR surface impoundments at inactive facilities and previously exempt areas where CCR was placed directly on land at CCR-regulated facilities, including areas of beneficial use.
As a requirement of the CCR Rule, utilities must complete facility evaluations and groundwater sampling around their subject landfills, surface impoundments and certain other areas where coal ash was placed on land.
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
Air
Clean Air Act NOx Allowance Allocations — In June 2023, the EPA published final regulations for ozone under the “Good Neighbor” provisions of the Clean Air Act. The final rule applies to generation facilities in Minnesota, Texas and Wisconsin, as well as other states outside of our service territory. In February 2024, the EPA proposed to include New Mexico in the rule. The rule establishes an allowance trading program for NOx that will impact Xcel Energy fossil fuel-fired electric generating facilities. Subject facilities will have to secure additional allowances, install NOx controls and/or develop a strategy of operations that utilizes the existing allowance allocations.
While the financial impacts of the final rule are uncertain and dependent on market forces and anticipated generation, Xcel Energy anticipates the annual costs could be significant, but would be recoverable through regulatory mechanisms.
In June 2024, the U.S. Supreme Court issued an order granting a stay of the final rule. In response, the EPA intends to issue an administrative stay of the rule nationwide. Depending on the outcomes of the underlying legal challenges, the regulation may become applicable in the future.
Leases
Xcel Energy evaluates contracts that may contain leases, including PPAs and arrangements for the use of office space, land for solar developments and other facilities, vehicles and equipment. A contract contains a lease if it conveys the exclusive right to control the use of a specific asset.

Components of lease expense:

	Three Months Ended Sept. 30
(Millions of Dollars)	2024	2023
Operating leases
PPA capacity payments	$57	$61
Other operating leases (a)	11	11
Total operating lease expense (b)	$68	$72
Finance leases
Amortization of ROU assets	$1	$1
Interest expense on lease liability	4	4
Total finance lease expense	$5	$5
(a)Includes short-term lease expense of $1 million and $3 million for 2024 and 2023, respectively.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.

	Nine Months Ended Sept. 30
(Millions of Dollars)	2024	2023
Operating leases
PPA capacity payments	$172	$182
Other operating leases (a)	33	35
Total operating lease expense (b)	$205	$217
Finance leases
Amortization of ROU assets	$3	$2
Interest expense on lease liability	11	12
Total finance lease expense	$14	$14
(a)Includes short-term lease expense of $3 million and $5 million for 2024 and 2023, respectively.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.
Commitments under operating and finance leases as of Sept. 30, 2024:

(Millions of Dollars)	PPA Operating Leases	Other Operating Leases	Total Operating Leases	Finance Leases (a)
Total minimum obligation	$1,037	$364	$1,401	$210
Interest component of obligation	(123)	(144)	(267)	(148)
Present value of minimum obligation	$914	220	1,134	62
Less current portion			(226)	(2)
Noncurrent operating and finance lease liabilities			$908	$60
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
The utility subsidiaries had approximately 3,751 MW of capacity under long-term PPAs as of both Sept. 30, 2024 and Dec. 31, 2023, with entities that have been determined to be variable interest entities. The PPAs have expiration dates through 2041.
Other
Guarantees and Bond Indemnifications — Xcel Energy Inc. and its subsidiaries provide guarantees and bond indemnities, which guarantee payment or performance. Xcel Energy Inc.’s exposure is based upon the net liability under the specified agreements or transactions. Most of the guarantees and bond indemnities issued by Xcel Energy Inc. and its subsidiaries have a stated maximum amount.
As of Sept. 30, 2024 and Dec. 31, 2023, Xcel Energy had no assets held as collateral related to their guarantees, bond indemnities and indemnification agreements. Guarantees and bond indemnities issued and outstanding for Xcel Energy were approximately $88 million and $75 million at Sept. 30, 2024 and Dec. 31, 2023, respectively.
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

11. Other Comprehensive Loss
Changes in accumulated other comprehensive loss, net of tax:

	Three Months Ended Sept. 30, 2024			Three Months Ended Sept. 30, 2023
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at July 1	$(30)	$(37)	$(67)	$(44)	$(38)	$(82)
Other comprehensive gain before reclassifications	—	—	—	3	—	3
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (a)	1	—	1	1	—	1
Net current period other comprehensive income	1	—	1	4	—	4
Accumulated other comprehensive loss at Sept. 30	$(29)	$(37)	$(66)	$(40)	$(38)	$(78)

	Nine Months Ended Sept. 30, 2024			Nine Months Ended Sept. 30, 2023
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(53)	$(41)	$(94)	$(54)	$(39)	$(93)
Other comprehensive gain before reclassifications	22	—	22	11	—	11
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (a)	2	—	2	3	—	3
Amortization of net actuarial losses (b)	—	4	4	—	1	1
Net current period other comprehensive income	24	4	28	14	1	15
Accumulated other comprehensive loss at Sept. 30	$(29)	$(37)	$(66)	$(40)	$(38)	$(78)
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
Xcel Energy had equity method investments of $247 million and $244 million as of Sept. 30, 2024 and Dec. 31, 2023, respectively, included in the natural gas utility and all other segments.
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

Xcel Energy’s segment information:

	Three Months Ended Sept. 30
(Millions of Dollars)	2024	2023
Regulated Electric
Total revenues	$3,393	$3,387
Net income	752	706
Regulated Natural Gas
Total revenues	$239	$245
Intersegment revenue	—	1
Total revenues	$239	$246
Net loss	(36)	(21)
All Other
Total revenues	$12	$30
Net loss	(34)	(29)
Consolidated Total
Total revenues	$3,644	$3,663
Reconciling eliminations	—	(1)
Total operating revenues	$3,644	$3,662
Net income	682	656

	Nine Months Ended Sept. 30
(Millions of Dollars)	2024	2023
Regulated Electric
Operating revenues	$8,737	$8,751
Intersegment revenue	1	—
Total revenues	$8,738	$8,751
Net income	1,463	1,352
Regulated Natural Gas
Operating revenues	$1,535	$1,926
Intersegment revenue	1	3
Total revenues	$1,536	$1,929
Net income	125	116
All Other
Total revenues	$49	$87
Net loss	(116)	(106)
Consolidated Total
Total revenues	$10,323	$10,767
Reconciling eliminations	(2)	(3)
Total operating revenues	$10,321	$10,764
Net income	1,472	1,362

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
We use these non-GAAP financial measures to evaluate and provide details of Xcel Energy’s core earnings and underlying performance. For instance, to present ongoing earnings and ongoing diluted EPS, we may adjust the related GAAP amounts for certain items that are non-recurring in nature. We believe these measurements are useful to investors to evaluate the actual and projected financial performance and contribution of our subsidiaries. These non-GAAP financial measures should not be considered as an alternative to measures calculated and reported in accordance with GAAP.

The following table provides a reconciliation of GAAP earnings (net income to ongoing earnings:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(Millions of Dollars)	2024	2023	2024	2023
GAAP net income	$682	$656	$1,472	$1,362
Loss on Comanche Unit 3 litigation	—	34	—	34
Sherco Unit 3 2011 outage refunds	35	—	46	—
Tax effect	(10)	(8)	(13)	(8)
Ongoing earnings	$707	$682	$1,505	$1,388
Sherco Unit 3 2011 Outage Refunds — NSP-Minnesota’s Sherco Unit 3 experienced an extended outage following a 2011 incident which damaged its turbine. In October 2024 following contested case procedures, the MPUC ordered a customer refund of $46 million for replacement power incurred during the outage.
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
Summarized diluted EPS for Xcel Energy:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
Diluted Earnings (Loss) Per Share	2024	2023	2024	2023
NSP-Minnesota	$0.45	$0.47	$1.06	$0.95
PSCo	0.45	0.41	1.06	0.97
SPS	0.31	0.30	0.58	0.55
NSP-Wisconsin	0.07	0.06	0.19	0.18
Earnings from equity method investments — WYCO	0.01	0.01	0.02	0.03
Regulated utility	1.29	1.25	2.91	2.68
Xcel Energy Inc. and Other	(0.08)	(0.06)	(0.28)	(0.22)
GAAP diluted EPS (a)	$1.21	$1.19	$2.63	$2.47
Loss on Comanche Unit 3 litigation	—	0.05	—	0.05
Sherco Unit 3 2011 outage refunds	0.04	$—	0.06	—
Ongoing diluted EPS (a)	$1.25	$1.23	$2.69	$2.52
(a)Amounts may not add due to rounding.
Summary of Earnings
Xcel Energy — Xcel Energy’s third quarter GAAP earnings were $1.21 per share, compared with $1.19 per share in the same period in 2023 and ongoing earnings were $1.25 per share in 2024, compared with $1.23 per share in 2023. The change in earnings per share was primarily driven by increased recovery of infrastructure investments, partially offset by higher depreciation, interest charges and O&M expenses. Fluctuations in electric and natural gas revenues associated with changes in fuel and purchased power and/or natural gas sold and transported generally do not significantly impact earnings (changes in costs are offset by the related variation in revenues).
NSP-Minnesota — GAAP earnings decreased $0.02 per share and ongoing earnings increased 0.02 per share for the third quarter. Year-to-date GAAP earnings increased $0.11 per share and ongoing earnings increased $0.17 per share. Year-to-date earnings primarily reflect increased recovery of infrastructure investments (electric and natural gas), partially offset by higher depreciation and interest charges. See Note 6 for reconciliation from GAAP to ongoing earnings.
PSCo — GAAP earnings increased $0.04 per share and ongoing earnings increased $0.01 per share for the third quarter. Year-to-date GAAP earnings increased $0.09 per share and ongoing earnings increased $0.04 per share. Year-to-date ongoing earnings primarily reflect higher recovery of electric infrastructure investments, which was partially offset by increased interest charges, depreciation and O&M expenses.
SPS — GAAP and ongoing earnings increased $0.01 per share for the third quarter of 2024 and $0.03 year-to-date. Year-to-date earnings reflect the impact of regulatory rate outcomes and sales growth, partially offset by increased depreciation and O&M expenses.
NSP-Wisconsin — GAAP and ongoing earnings increased $0.01 per share for the third quarter of 2024 and year-to-date. Year-to-date earnings reflect the impact of electric infrastructure investment recoveries, partially offset by higher depreciation and interest expenses.
Xcel Energy Inc. and Other — Primarily includes financing costs and interest income at the holding company and earnings from investment funds, which are accounted for as equity method investments. The decline in earnings is largely due to increased interest rates and higher debt levels.
Changes in GAAP and Ongoing Diluted EPS
Components significantly contributing to changes in 2024 EPS compared to 2023:

Diluted Earnings (Loss) Per Share	Three Months Ended Sept. 30	Nine Months Ended Sept. 30
GAAP diluted EPS — 2023	$1.19	$2.47

Components of change - 2024 vs. 2023
Electric regulatory rate outcomes and riders	0.24	0.65
Higher AFUDC	0.04	0.12
Natural gas regulatory rate outcomes and riders	0.01	0.06
Loss on Comanche Unit 3 litigation	0.05	0.05
Higher depreciation and amortization	(0.08)	(0.31)
Higher interest charges	(0.08)	(0.20)
Higher O&M expenses	(0.09)	(0.08)
Sherco Unit 3 2011 outage refunds	(0.04)	(0.06)
Other, net	(0.03)	(0.07)
GAAP diluted EPS — 2024	1.21	2.63
Sherco Unit 3 2011 outage refunds	0.04	0.06
Ongoing diluted EPS — 2024	$1.25	$2.69

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
Percentage increase (decrease) in normal and actual HDD, CDD and THI:

	Three Months Ended Sept. 30			Nine Months Ended Sept. 30
	2024 vs. Normal	2023 vs. Normal	2024 vs. 2023	2024 vs. Normal	2023 vs. Normal	2024 vs. 2023
HDD	(72.7)%	(66.7)%	(24.0)%	(14.7)%	(2.1)%	(13.4)%
CDD	20.1	15.2	5.9	24.7	3.2	21.7
THI	(1.8)	2.6	(4.4)	(10.8)	12.7	(20.1)
Weather — Estimated impact of temperature variations on EPS compared with normal weather conditions:

	Three Months Ended Sept. 30			Nine Months Ended Sept. 30
	2024 vs. Normal	2023 vs. Normal	2024 vs. 2023	2024 vs. Normal	2023 vs. Normal	2024 vs. 2023
Retail electric	$0.038	$0.032	$0.006	$0.015	$0.035	$(0.020)
Decoupling and sales true-up	(0.001)	0.007	(0.008)	0.040	(0.015)	0.055
Electric total	$0.037	$0.039	$(0.002)	$0.055	$0.020	$0.035
Firm natural gas	(0.002)	(0.002)	—	(0.040)	0.024	(0.064)
Decoupling	(0.001)	0.001	(0.002)	0.017	0.001	0.016
Natural gas total	$(0.003)	$(0.001)	$(0.002)	$(0.023)	$0.025	$(0.048)
Total	$0.034	$0.038	$(0.004)	$0.032	$0.045	$(0.013)
Sales — Sales growth (decline) for actual and weather-normalized sales in 2024 compared to 2023:

	Three Months Ended Sept. 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Actual
Electric residential	4.1%	(2.7)%	(2.3)%	(1.0)%	—%
Electric C&I	1.2	(2.2)	9.4	(0.6)	2.3
Total retail electric sales	2.1	(2.4)	7.0	(0.7)	1.5
Firm natural gas sales	(3.4)	(3.8)	N/A	6.6	(3.0)

	Three Months Ended Sept. 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Weather-Normalized
Electric residential	—%	(0.8)%	(0.1)%	(1.3)%	(0.5)%
Electric C&I	(0.4)	(1.6)	9.8	(0.6)	2.2
Total retail electric sales	(0.3)	(1.4)	8.0	(0.8)	1.3
Firm natural gas sales	(2.7)	(3.5)	N/A	6.7	(2.4)

	Nine Months Ended Sept. 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Actual
Electric residential	4.1%	(6.2)%	1.5%	(4.8)%	(1.2)%
Electric C&I	0.3	(3.7)	8.0	(1.9)	1.0
Total retail electric sales	1.6	(4.5)	6.7	(2.7)	0.3
Firm natural gas sales	(8.7)	(12.7)	N/A	(11.5)	(10.1)

	Nine Months Ended Sept. 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Weather-Normalized
Electric residential	0.2%	(0.3)%	(1.1)%	(1.9)%	(0.4)%
Electric C&I	(1.1)	(2.5)	7.9	(1.5)	1.0
Total retail electric sales	(0.7)	(1.8)	6.3	(1.6)	0.6
Firm natural gas sales	1.7	0.4	N/A	(2.3)	1.0

	Nine Months Ended Sept 30 (Leap Year Adjusted)
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Weather-Normalized
Electric residential	(0.2)%	(0.7)%	(1.5)%	(2.3)%	(0.7)%
Electric C&I	(1.5)	(2.8)	7.5	(1.9)	0.7
Total retail electric sales	(1.1)	(2.1)	5.9	(2.0)	0.2
Firm natural gas sales	0.8	(0.5)	N/A	(3.1)	0.1
Weather-normalized and leap-year adjusted electric sales growth (decline) — year-to-date
•PSCo — Residential sales declined due to a 1.5% decrease in use per customer, partially offset by customer growth of 1.4%. The C&I sales decline was related to decreased use per customer, primarily in the information sector.
•NSP-Minnesota — Residential sales declined due to a 2.2% decrease in use per customer, partially offset by a 1.5% increase in customers. C&I sales declined due to decreased use per customer, largely in the manufacturing, retail trade and education sectors.
•SPS — Residential sales declined as a result of a 2.2% decrease in use per customer, partially offset by 0.6% customer growth. C&I sales increased due to higher use per customer, primarily driven by the energy sector and cryptocurrency mining.
•NSP-Wisconsin — Residential sales declined due to a 3.2% decrease in use per customer, partially offset by 0.9% increase in customers. C&I sales decline was associated with decreased use per customer, experienced largely in the manufacturing and professional services sectors.
Weather-normalized and leap-year adjusted natural gas sales growth (decline) — year-to-date
•Increase in natural gas sales was driven by residential and C&I customer growth in all jurisdictions and increased residential use per customer in PSCo offset by decreased use per customer in PSCo C&I and other jurisdictions.
Electric Revenues
Electric revenues are impacted by fluctuations in the price of natural gas, coal and uranium, regulatory outcomes, market prices and seasonality. In addition, electric customers receive a credit for PTCs generated, which reduce electric revenue and income taxes.

(Millions of Dollars)	Three Months Ended Sept. 30, 2024 vs. 2023	Nine Months Ended Sept. 30, 2024 vs. 2023
Recovery of lower cost of electric fuel and purchased power	$(83)	$(418)
Wholesale generation revenues	(45)	(76)
Sherco Unit 3 2011 outage refunds	(35)	(46)
PTCs flowed back to customers (offset by lower ETR)	(23)	(35)
Regulatory rate outcomes (MN, CO, TX, NM, & WI)	130	363
Non-fuel riders	43	112
Conservation and demand side management (offset in expense)	39	82
Revenue recognition for the Texas rate case surcharge (a)	2	39
Estimated impact of weather (net of sales true-up)	(2)	25
Other, net	(20)	(60)
Total increase	$6	$(14)
(a)Recognition of revenue from the Texas rate case outcome is largely offset by recognition of previously deferred costs.
Natural Gas Revenues
Natural gas revenues vary with changing sales, the cost of natural gas and regulatory outcomes.

(Millions of Dollars)	Three Months Ended Sept. 30, 2024 vs. 2023	Nine Months Ended Sept. 30, 2024 vs. 2023
Recovery of lower cost of natural gas	$(8)	$(418)
Estimated impact of weather (net of decoupling)	(2)	(35)
Regulatory rate outcomes (MN, WI & ND)	6	41
Retail sales growth (net of decoupling)	1	10
Infrastructure and integrity riders	1	6
Other, net	(4)	5
Total decrease	$(6)	$(391)
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
Electric fuel and purchased power expenses decreased $121 million for the third quarter and $465 million year-to-date. The decrease is primarily due to timing of fuel recovery mechanisms and lower commodity prices.
Cost of Natural Gas Sold and Transported — Expenses incurred for the cost of natural gas sold are impacted by market prices and seasonality. These costs are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are largely offset in operating revenues and have minimal earnings impact.
Natural gas sold and transported decreased $7 million for the third quarter and $420 million year-to-date. The decrease is primarily due to lower commodity prices and volumes.

Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses increased $69 million for the third quarter and increased $58 million year-to-date. The year-to-date increase was primarily due to operational activities (generation maintenance, damage prevention, storm response and wildfire mitigation) and recognition of previously deferred costs associated with the Texas Electric Rate Case, partially offset by gain on land sale in the first quarter and lower bad debt expense.
Depreciation and Amortization — Depreciation and amortization increased $63 million for the third quarter and $235 million year-to-date. The year-to-date increase was largely the result of system expansion partially offset by recognition of previously deferred costs and depreciation rate changes associated with various rate cases.
Interest Charges — Interest charges increased $57 million for the third quarter and $146 million year-to-date, largely due to increased debt levels and higher interest rates.
Other Income — Other income increased $36 million for the third quarter and $56 million year-to-date. The year-to-date increase was primarily due to interest earned and rabbi trust performance, which is partially offset in O&M expenses.
AFUDC, Equity and Debt — AFUDC increased $25 million for the third quarter and $71 million year-to-date, driven by increased investment in renewable and transmission projects.

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
NSP-Minnesota
Pending and Recently Concluded Regulatory Proceedings
2024 Minnesota Natural Gas Rate Case — In November 2023, NSP-Minnesota filed a request with the MPUC for a natural gas rate increase of approximately $59 million, or 9.6%. The request was based on a ROE of 10.2%, a 52.5% equity ratio and a 2024 forward test year with rate base of approximately $1.27 billion. In December 2023, the MPUC approved NSP-Minnesota’s request for interim rates, subject to refund, of approximately $51 million (implemented on Jan. 1, 2024).
In June 2024, NSP-Minnesota and various parties filed an uncontested settlement, which includes the following terms:
•Natural gas rate increase of $46 million, or 7.5%.
•ROE of 9.6%.
•Equity ratio of 52.5%.
•Rate base of $1.25 billion.
•No change to Commission approved decoupling.
In October 2024, an ALJ recommended the MPUC approve the rate case settlement. A MPUC decision and order is expected in the first quarter of 2025.
2024 North Dakota Natural Gas Rate Case — In December 2023, NSP-Minnesota filed a request with the NDPSC seeking an increase in natural gas rates of $8.5 million (9.4%), based on a ROE of 10.20%, an equity ratio of 52.5%, 2024 test year and rate base of $168 million. In February 2024, the NDPSC approved interim rates of $8 million, effective March 1, 2024.
In August 2024, NSP-Minnesota filed a settlement agreement with NDPSC Staff and AARP. Key terms of the settlement included an increase in natural gas rates of $7.3 million (8.1%), based on a ROE of 9.9% and an equity ratio of 52.5%.
A NDPSC decision and order is expected by the end of 2024.
2022 Minnesota Electric Rate Case — In October 2021, NSP-Minnesota filed a three-year electric rate case with the MPUC.
In July 2023, the MPUC approved a three-year rate increase of approximately $332 million for 2022-2024, based on a ROE of 9.25% and an equity ratio of 52.5%. The MPUC also approved a continuation of the sales true-up mechanism.
In November 2023, NSP-Minnesota filed an appeal to the Minnesota Court of Appeals regarding MPUC decisions relating to executive compensation, insurance expense and treatment of prepaid pension assets. The appeal is pending a court decision expected in the first quarter of 2025.
2024 Minnesota Electric Rate Case — In early November 2024, NSP-Minnesota plans to file an electric rate case in Minnesota, seeking a total revenue increase of $491 million (13.2%) over two years, based on an ROE of 10.3%, a 52.5% equity ratio and rate base of $13.2 billion in 2025 and $14 billion in 2026. NSP-Minnesota will also request interim rates of $224 million to go into effect in January 2025. A decision is expected in 2026.
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
Wisconsin 2025 Stay-Out Proposal — In June 2024, NSP-Wisconsin filed a 2025 stay-out proposal with the PSCW. The filing proposes to offset 2025 revenue deficiencies of $28 million for electric and $3 million for natural gas, by amortizing IRA deferrals, stopping a deferral related to IRA benefits ordered in a previous rate case, and deferring revenue requirement impacts of two natural gas capital projects. NSP-Wisconsin expects to have a PSCW decision by year-end 2024.
NSP System
2022 Upper Midwest IRP Resource Acquisition — NSP-Minnesota and NSP-Wisconsin are actively engaged in multiple processes and proceedings to acquire resources to meet their identified generation resource needs.
•In the second quarter of 2023, NSP-Minnesota initiated the process with the MPUC for acquisition of firm dispatchable resources. In October 2024, a settlement was reached with various parties, pending MPUC approval. See below for more details.
•In October 2023, NSP-Minnesota issued an RFP seeking 1,200 MW of wind assets to replace capacity and reutilize interconnection rights associated with the retiring Sherco coal facilities. The RFP closed in December 2023. NSP-Minnesota expects to file for approval of recommended projects by the fourth quarter of 2024.
•In 2024, NSP-Minnesota and NSP-Wisconsin each issued an RFP collectively seeking up to 1,600 MW of wind, solar, storage or hybrid resources to interconnect to the NSP System, including reutilization of the interconnection rights associated with the retiring Sherco coal units, and 650 MW of solar and storage resources to specifically reutilize the interconnection rights associated with the retiring King coal unit. Bids are currently under evaluation; NSP-Minnesota and NSP-Wisconsin expect to announce short listed projects in December 2024 and plan to file for the requisite approvals of the selected resources with the MPUC and PSCW, respectively, in the second quarter of 2025.
2024 Upper Midwest Resource Plan — In February 2024, NSP filed its Upper Midwest Resource Plan with the MPUC. In October 2024, NSP-Minnesota filed a settlement with several parties reaching agreement on the targeted resource additions for the 5-year Action Plan and the process under which those resources will be secured, as well as the proposed projects to be approved in the pending 800 MW firm dispatchable resource acquisition.

NSP-Minnesota anticipates a MPUC decision in 2025 and will file a RFP for remaining resource needs upon approval. The settlement included the following key items:
•The selection of the company-owned 420 MW Lyon County combustion turbine.
•The selection of the company-owned 300 MW 4-hour Sherco battery energy storage system.
•Multiple PPAs to proceed to the negotiation stage.
•3,200 MW of wind, 400 MW of solar and 600 MW of stand-alone storage to be added through 2030 based on an RFP process (a portion of which is expected to be fulfilled with the resources acquired as part of the June and July 2024 RFPs). Of these amounts, approximately 2,800 MW of wind are projected to utilize the Minnesota Energy Connection transmission line.
•Planned life extensions of the Prairie Island and Monticello nuclear plants through the early 2050s.
PSCo
Pending and Recently Concluded Regulatory Proceedings
Colorado Natural Gas Rate Case — In January 2024, PSCo, filed a request with the CPUC seeking an increase to retail natural gas rates of $171 million (9.5%). The request was based on a 10.25% ROE, an equity ratio of 55%, a 2023 test year and a $4.2 billion year-end rate base.
In October 2024, the CPUC issued an order including the following key decisions:
•Use of a historic 2023 test year, with a 13-month average rate base.
•Weighted-average cost of capital of 7.0%, based on an ROE range of 9.2%-9.5% and an equity ratio range of 52%-55%.
•Acceleration of $15 million per year of depreciation expense (incremental to PSCo’s original rate request), to be held in an external trust for future decommissioning costs.
•Modifications to recoverability of certain operating expenses.
•Denial of PSCo’s decoupling proposal.
Based on the CPUC order, PSCo estimates an annual revenue increase of approximately $130 million, inclusive of $15 million of accelerated depreciation, with rates expected to be effective Nov. 5, 2024.
Colorado Resource Plan — In December 2023, the CPUC approved a portfolio of 5,835 MW, which includes approximately 3,100 MW of company owned resources and 2,700 MW of PPAs.
In December 2023, the CPUC approved two PIMs associated with the generation projects in the portfolio, including a PIM related to capital construction costs and another related to ongoing levelized energy costs. These PIMs will be further defined in related proceedings throughout 2024. In September 2024, PSCo filed a proposed framework for CPUC review of pricing adjustments for both company owned and PPA resources to enable delivery of the approved portfolio in light of supply chain and geopolitical developments. A decision is expected in the fourth quarter of 2024.
PSCo filed or expects to file generation and transmission CPCNs throughout 2024 and early 2025.

2024 Colorado Electric Resource Plan — In October 2024, PSCo filed its electric resource plan, known as the Just Transition Solicitation, with the CPUC. The filing reflects the expected growth on the system, the generation resources needed to meet the projected growth and the future evaluation of competitive bids for new generation resources.
•The plan reflects a base sales forecast with 7% compound annual sales growth through 2031.
•The plan also presents a low sales forecast with a 3% compound annual sales growth through 2031.
•The resource plan includes forecasted need of 5-14 GW of new generation capacity through 2031, including renewables and firm dispatchable resources to meet the two different scenarios. The acquisitions of generation resources will be determined through a competitive solicitation after the CPUC determines the portfolio. The table below summarizes two of the proposed portfolios based on the different sales scenarios:

(Megawatts)	Base Plan	Low Load
Wind	7,250	2,800
Solar	3,077	1,200
Natural gas combustion turbine	1,575	1,400
Storage (long duration)	1,600	—
Other storage	450	—
Total	13,952	5,400
A CPUC decision on the resource plan is expected by the fall of 2025 (Phase I) with the competitive solicitation for resource additions expected in early 2026.
Wildfire Mitigation Plan — In June 2024, PSCo filed an updated WMP and request for recovery of costs covering the years 2025 to 2027 with the CPUC. The estimated total cost for this plan is approximately $1.9 billion. A CPUC decision is expected in the third quarter of 2025.
The WMP is a key component of keeping our customers and communities safe while providing reliable and affordable electric service. The WMP integrates industry experience; incorporates evolving risk assessment methodologies; adds new technology; and expands the scope, pace and scale of our work to reduce wildfire risk in a comprehensive and efficient manner under four core programs that include the following:
•Situational awareness — Meteorology, area risk mapping and modeling, artificial intelligence cameras and continuous monitoring.
•Operational mitigations – Enhanced powerline safety settings and PSPS.
•System resiliency — Asset assessment and remediations, pole replacements, line rebuilds, targeted undergrounding and vegetation management.
•Customer support — Coordination and real-time data sharing with customers and other stakeholders and PSPS resiliency rebates.
The CPUC requested that PSCo file supplemental testimony including the impacts of potential securitization of the proposed wildfire mitigation plan investments. Total capital investments and O&M expenses associated with the proposed plan are estimated at the following:

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
The procedural schedule is as follows:
•Answer testimony: Feb. 14, 2025
•Rebuttal testimony: March 21, 2025
•Settlement deadline: April 11, 2025
•Hearing: May 5-15, 2025
•Decision deadline: Aug. 28, 2025
CPUC Proactive Line De-Energization Investigation — In April 2024, PSCo proactively de-energized certain lines in Colorado due to winds that were over 90 miles per hour to reduce potential wildfire risk.
The CPUC opened a docket related to the proactive de-energizing of power lines to evaluate potential improvements to the process. The CPUC plans to continue evaluation of PSCo’s policies for proactive line de-energizations through its ongoing review of the 2025-2027 wildfire mitigation plan and, in the interim, will require PSCo to file additional information to the CPUC, hold work sessions with emergency responders, test customer communication protocols, and provide monthly progress updates to the CPUC.
Colorado Senate Bill 23-291 — In May 2023, Colorado Senate Bill 23-291 was signed into law. The bill includes a number of topics including natural gas and electric fuel incentive mechanisms, natural gas planning rules, regulatory filing requirements, and non-recovery of certain expenses (e.g., certain organizational or membership dues, tax penalties or fines).
In November 2023, the CPUC approved PSCo’s natural gas price risk plan to manage customer bill volatility from commodity price changes, establishing upper and lower limits for changes in the gas cost adjustment rate. As a result, costs above the upper limit are deferred for future recovery, with interest, and costs below the lower limit deferred as a reserve against future cost increases.
The legislation also calls for the CPUC to adopt rules to establish fuel cost mechanisms to align the financial incentives of a utility with the interests of the utility’s customers by Jan. 1, 2025. In September 2024, the CPUC issued a recommended decision in adopting rules to implement a natural gas PIM prior to Jan. 1, 2025. Per the recommended decision, natural gas costs incurred will be compared to the prior year to determine any incentive/penalty. In October 2024, PSCo filed targeted exceptions. A final decision is expected in fourth quarter of 2024.

In October 2024, the CPUC also issued a proposed PIM for electric utilities. Similar to the natural gas PIM, it would determine any incentive/penalty by comparing the year-over-year change in the price of natural gas procured for electric generation. PSCo filed comments in October 2024 and a hearing is expected to occur in November 2024. A CPUC decision is expected by the end of 2024.
Colorado Senate Bill 24-218 — In May 2024, Colorado Senate Bill 24-218 was signed into law. The bill includes a suite of policy changes to accelerate investment in electric distribution, including a framework to develop distribution planning and performance requirements and the opportunity for current cost recovery through a rider for distribution investments. In July 2024, the CPUC approved PSCo’s request to collect $17 million through a rider, over the remainder of 2024, subject to true-up, associated with forecasted capital investments covered by the new legislation. PSCo expects to file an updated 2025 rider in November 2024.
Cabin Creek Prudency Review — In 2015, the CPUC granted a CPCN for an $88 million upgrade project to increase the generating and storage capacity of the Cabin Creek hydroelectric storage facility, which anticipated project completion in 2020. Due to significant and unforeseen challenges, the project was not completed until 2023 and cost approximately $110 million. In July 2024, PSCo filed a prudency review for the upgrade project, which reviews the project’s timelines, costs, benefits and challenges.
Procedural schedule:
•Answer testimony: Feb. 3, 2025
•Rebuttal testimony: March 14, 2025
•Settlement testimony: April 4, 2025
•Hearing: April 17-18, 2025
•Statements of position: May 9, 2025
A final CPUC decision is expected in the second quarter of 2025.
Excess Liability Insurance Deferral — In August 2024, PSCo filed a request with the CPUC to establish a tracker to defer differences in excess liability insurance premiums after the October 2024 policy renewal (reflecting significantly rising premiums, largely associated with wildfire risks throughout the United States) and amounts currently recovered. In October 2024, the CPUC approved an accelerated procedural schedule which is as follows:
•Rebuttal testimony: Nov. 1, 2024
•Settlement deadline: Nov. 12, 2024
•Hearing: Nov. 21, 2024
•Target decision date: Dec. 31, 2024
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
In July 2024, SPS filed to surcharge the final under-recovered amount, estimated to be $37 million. This will be largely offset by previously deferred costs. A PUCT decision is expected in the fourth quarter of 2024.
2022 All-Source RFP — In July 2023, SPS filed for approval of a CPCN for a recommended generation portfolio, which includes 418 MW of self-build solar projects and a 36 MW battery. The NMPRC approved the projects in May 2024. In July 2024, the PUCT approved the solar projects and denied the battery project. The PUCT’s approval included minimum production and PTC guarantees.
New Mexico Resource Plan (IRP) — In October 2023, SPS filed its IRP with the NMPRC, which supports projected load growth and increasing reliability requirements, and secures replacement energy and capacity for retiring resources. SPS’ projected resource needs ranging from approximately 5,300 MW to 10,200 MW by 2030. In February 2024, the NMPRC accepted the IRP.
In July 2024, SPS issued a RFP, seeking approximately 3,200 MW of accredited generation capacity by 2030. The total capacity to be added to the system is expected to align with the range identified in the SPS IRP, depending on the types of resources proposed in the RFP and their accredited capacity factors.
The RFP will be evaluated in the first quarter of 2025. SPS is expected to file for a certificate of need for the recommended portfolio in the summer of 2025. The Texas and New Mexico Commissions are expected to rule on the portfolio in 2026.
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
Tariffs and Trade Complaints
In May 2024, the U.S. Department of Commerce announced the initiation of anti-dumping and countervailing duty investigations of CSPV cells from Cambodia, Malaysia, Thailand and Vietnam, whether or not assembled into modules.
In October 2024, the U.S. Department of Commerce announced its preliminary determination in the countervailing duty circumvention investigation, which is not expected to impact Xcel Energy projects. A preliminary decision related to the anti-dumping portion of the matter is anticipated in November 2024.

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
Excess Liability Insurance Coverage
Xcel Energy maintains excess liability coverage, which is intended to insure against liability to third parties. During 2024, Xcel Energy had approximately $600 million of excess liability coverage; including $520 million of wildfire coverage with an annual premium of approximately $40 million. Examples of claims paid under this policy include property damage or bodily injury to members of the public caused by Xcel Energy’s employees, equipment or facilities. The increased wildfire liability risk and claims are driving a significant increase of premiums and reductions in insurance coverage in the excess liability markets, especially in the western United States. In October 2024, Xcel Energy renewed its excess liability coverage and now has $450 million of total coverage; including $450 million of wildfire coverage for the NSP System and $300 million of wildfire coverage for PSCo and SPS. The annual premium for this excess liability insurance is approximately $130 million. Xcel Energy is seeking to recover these increased costs through various regulatory proceedings, including a deferral request at PSCo and planned deferral requests or rate filings in other states.

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
In June 2024, the EPA finalized a rule that designated certain PFAS as hazardous substances under CERCLA. In July 2024, the EPA finalized another rule that set enforceable drinking water standards for certain PFAS.
Potential costs for these rules and any additional proposed regulations related to PFAS are uncertain and will be determined on a site specific basis where applicable. If costs are incurred, Xcel Energy believes the costs will be recoverable through rates based on prior state commission practices.
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
Fair value of net commodity trading contracts as of Sept. 30, 2024:

	Futures / Forwards Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
NSP-Minnesota (a)	$(2)	$(4)	$(1)	$—	$(7)
NSP- Minnesota (b)	(11)	(4)	(3)	2	(16)
PSCo (a)	1	2	1	—	4
PSCo (b)	(2)	3	—	—	1
	$(14)	$(3)	$(3)	$2	$(18)

	Options Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
NSP-Minnesota (b)	$—	$—	$12	$2	$14
	$—	$—	$12	$2	$14
(a)Prices actively quoted or based on actively quoted prices.
(b)Prices based on models and other valuation methods.
Changes in the fair value of commodity trading contracts before the impacts of margin-sharing for the nine months ended Sept. 30:

(Millions of Dollars)	2024	2023
Fair value of commodity trading net contracts outstanding at Jan. 1	$1	$(33)
Contracts realized or settled during the period	2	1
Commodity trading contract additions and changes during the period	(7)	33
Fair value of commodity trading net contracts outstanding at Sept. 30	$(4)	$1
A 10% increase and 10% decrease in forward market prices for Xcel Energy’s commodity trading contracts would have likewise increased and decreased pretax income from continuing operations, by approximately $2 million and $4 million at Sept. 30, 2024 and Sept. 30, 2023, respectively.
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

(Millions of Dollars)	Three Months Ended Sept. 30	Average	High	Low
2024	$—	$—	$1	$—
2023	1	1	2	1
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
A 100-basis point change in the benchmark rate on Xcel Energy’s variable rate debt would impact pretax interest expense annually by approximately $1 million and $2 million in Sept. 30, 2024 and 2023, respectively.
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

At Sept. 30, 2024, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $31 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $30 million. At Sept. 30, 2023, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $32 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $28 million.
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

Liquidity and Capital Resources
Cash Flows
Operating Cash Flows

(Millions of Dollars)	Nine Months Ended Sept 30
Cash provided by operating activities — 2023	$4,353

Components of change — 2024 vs. 2023
Higher net income	110
Non-cash transactions	183
Changes in deferred income taxes	579
Changes in working capital	(799)
Changes in net regulatory and other assets and liabilities	(449)
Cash provided by operating activities — 2024	$3,977
Net cash provided by operating activities decreased $376 million for the nine months ended Sept. 30, 2024 compared with the prior year. The decrease was largely due to interim rate refunds in Minnesota and timing of recovery of deferred fuel costs, partially offset by the change in deferred income taxes, which includes the impact of proceeds for tax credit transfers.
Investing Cash Flows

(Millions of Dollars)	Nine Months Ended Sept 30
Cash used in investing activities — 2023	$(4,292)

Components of change — 2024 vs. 2023
Increased capital expenditures	(907)
Other investing activities	2
Cash used in investing activities — 2024	$(5,197)
Net cash used in investing activities increased $905 million for the nine months ended Sept. 30, 2024 compared with the prior year. The increase in capital expenditures was largely due to continued system expansion and increased investment in renewable and transmission projects.
Financing Cash Flows

(Millions of Dollars)	Nine Months Ended Sept 30
Cash provided by financing activities — 2023	$422

Components of change — 2024 vs. 2023
Lower net short-term repayments	123
Higher long-term debt issuances, net of repayments	1,113
Higher proceeds from issuance of common stock	1,026
Other financing activities	(48)
Cash provided by financing activities — 2024	$2,636
Net cash provided by financing activities increased $2,214 million for the nine months ended Sept. 30, 2024 compared with the prior year. The increase was largely related to additional debt and common stock issuances to fund capital investment and the repayment of maturing debt issuances.
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

As of Oct. 28, 2024, Xcel Energy Inc. and its utility subsidiaries had the following committed credit facilities available to meet liquidity needs:

(Millions of Dollars)	Credit Facility (a)	Drawn (b)	Available	Cash	Liquidity
Xcel Energy Inc.	$1,500	$45	$1,455	$31	$1,486
PSCo	700	31	669	536	1,205
NSP-Minnesota	700	12	688	198	886
SPS	500	—	500	115	615
NSP-Wisconsin	150	—	150	104	254
Total	$3,550	$88	$3,462	$984	$4,446
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
Capital Expenditures — Base capital expenditures and incremental capital forecasts for Xcel Energy for 2025 through 2029 are as follows:

	Base Capital Forecast (Millions of Dollars)
By Regulated Utility	2025	2026	2027	2028	2029	Total
PSCo	$5,820	$5,190	$3,940	$3,780	$3,550	$22,280
NSP-Minnesota	3,240	2,500	2,830	2,080	2,570	13,220
SPS	1,400	1,540	1,280	1,040	1,040	6,300
NSP-Wisconsin	640	650	690	660	670	3,310
Other (a)	(100)	(40)	10	10	10	(110)
Total base capital expenditures	$11,000	$9,840	$8,750	$7,570	$7,840	$45,000
(a)Other category includes intercompany transfers for safe harbor wind turbines.

	Base Capital Forecast (Millions of Dollars)
By Function	2025	2026	2027	2028	2029	Total
Electric distribution	$2,570	$3,000	$3,400	$3,320	$3,540	$15,830
Electric transmission	2,260	2,860	2,740	2,390	2,310	12,560
Renewables	3,360	1,400	260	—	—	5,020
Electric generation	1,210	1,150	910	580	620	4,470
Natural gas	800	680	690	630	620	3,420
Other	800	750	750	650	750	3,700
Total base capital expenditures	$11,000	$9,840	$8,750	$7,570	$7,840	$45,000
The base plan does not include any potential incremental generation or transmission assets that are pending commission approval through a RFP, a resource plan, or from additional data center load, which could result in additional capital expenditures of approximately $10 billion or greater. Xcel Energy generally expects to fund additional capital investment with approximately 40% equity and 60% debt.
Xcel Energy’s capital expenditure forecast is subject to continuing review and modification. Actual capital expenditures may vary from estimates due to changes in electric and natural gas projected load growth, safety and reliability needs, regulatory decisions, legislative initiatives, tax policy, reserve requirements, availability of purchased power, alternative plans for meeting long-term energy needs, environmental initiatives and regulation, and merger, acquisition and divestiture opportunities.
Financing for Capital Expenditures through 2029 — Xcel Energy issues debt and equity securities to refinance retiring debt maturities, reduce short-term debt, fund capital programs, infuse equity in subsidiaries, fund asset acquisitions and for general corporate purposes. Current estimated financing plans of Xcel Energy for 2025-2029 (includes the impact of tax credit transferability):

(Millions of Dollars)
Funding Capital Expenditures
Cash from operations (a)	$25,320
New debt (b)	15,180
Equity through the DRIP and benefit program	500
Other equity	4,000
Base capital expenditures 2025-2029	$45,000

Maturing debt	$3,730
(a)Net of dividends and pension funding.
(b)Reflects a combination of short and long-term debt; net of refinancing.
2024 Financing Activity — Xcel Energy and its utility subsidiaries issued the following long-term debt:

Issuer	Security	Amount		Tenor	Coupon
Xcel Energy Inc.	Senior Unsecured Notes	$800	million	10 Year	5.50%
NSP-Minnesota	First Mortgage Bonds	700	million	30 Year	5.40
PSCo	First Mortgage Bonds	1,200	million	10 Year & 30 Year	5.35 & 5.75
SPS	First Mortgage Bonds	600	million	30 Year	6.00
NSP-Wisconsin	First Mortgage Bonds	400	million	30 Year	5.65
In the nine months ended Sept. 30, 2024, 18.27 million shares ($1.1 billion in net proceeds) were issued under an ATM program.
Long-Term Borrowings, Equity Issuances and Other Financing Instruments — Xcel Energy may issue equity through its ATM program or other offerings. Financing plans are subject to change, depending on capital expenditures, regulatory outcomes, internal cash generation, market conditions, changes in tax policies and other factors.
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
•Constructive outcomes in all pending rate case and regulatory proceedings, including requests for deferral of incremental insurance costs associated with wildfire risk.
•Normal weather patterns for the remainder of the year.
•Weather-normalized retail electric sales are projected to increase ~1%.
•Weather-normalized retail firm natural gas sales are projected to decline by ~1%.
•Capital rider revenue is projected to increase $60 million to $70 million (net of PTCs).
•O&M expenses are projected to increase 3% to 4%.
•Depreciation expense is projected to increase approximately $290 million to $300 million.
•Property taxes are expected to decline $10 to $20 million.
•Interest expense (net of AFUDC - debt) is projected to increase $130 million to $140 million, net of interest income.
•AFUDC - equity is projected to increase $70 million to $80 million.
Xcel Energy 2025 Earnings Guidance — Xcel Energy’s 2025 ongoing earnings guidance is a range of $3.75 to $3.85 per share.(a)
Key assumptions as compared with 2024 projected levels unless noted:
•Constructive outcomes in all pending rate case and regulatory proceedings, including requests for deferral of incremental insurance costs associated with wildfire risk and recovery of O&M costs associated with wildfire mitigation plans.
•Normal weather patterns for the year.
•Weather-normalized retail electric sales are projected to increase ~3%.
•Weather-normalized retail firm natural gas sales are projected to increase ~1%.
•Capital rider revenue is projected to increase $240 million to $250 million (net of PTCs).
•O&M expenses are projected to increase ~3%.
•Depreciation expense is projected to increase approximately $210 million to $220 million.
•Property taxes are projected to increase $40 million to $50 million.
•Interest expense (net of AFUDC - debt) is projected to increase $130 million to $140 million, net of interest income.
•AFUDC - equity is projected to increase $120 million to $130 million.
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
Long-Term EPS and Dividend Growth Rate Objectives — Xcel Energy expects to deliver an attractive total return to our shareholders through a combination of earnings growth and dividend yield, based on the following long-term objectives:
•     Deliver long-term annual EPS growth of 6% to 8% based off of $3.55 per share (the mid-point of 2024 original ongoing earnings guidance of $3.50 to $3.60 per share).
•    Deliver annual dividend increases of 4% to 6%.
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

XCEL ENERGY INC.

10/31/2024	By:	/s/ MELISSA L. OSTROM
Melissa L. Ostrom
Senior Vice President, Controller
(Principal Accounting Officer)

	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)