Form 10-Q
period 2025-03-31
XCEL ENERGY INC
filed 2025-04-24
CIK 72903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 17, 2025
Common Stock, $2.50 par value	576,760,613 shares

This Form 10-Q is filed by Xcel Energy Inc. Additional information is available in various filings with the SEC. This report should be read in its entirety.

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
e prime	e prime inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
WYCO	WYCO Development, LLC
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
CPUC	Colorado Public Utilities Commission
DOC	Minnesota Department of Commerce
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
MPUC	Minnesota Public Utilities Commission
NDPSC	North Dakota Public Service Commission
NMPRC	New Mexico Public Regulation Commission
NRC	Nuclear Regulatory Commission
PSCW	Public Service Commission of Wisconsin
PUCT	Public Utility Commission of Texas
SEC	Securities and Exchange Commission

Other
AFUDC	Allowance for funds used during construction
ALJ	Administrative Law Judge
ARRR	Application for rehearing, reargument, or reconsideration
ASU	Accounting standards update
ATM	At-the-market
C&I	Commercial and Industrial
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by EPA regulating the management, storage and disposal of CCRs as a nonhazardous waste
CDD	Cooling degree-days
CEO	Chief executive officer

CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CFO	Chief financial officer
CO2	Carbon dioxide
CPCN	Certificate of Public Convenience and Necessity
CSPV	Crystalline Silicon Photovoltaic
DRIP	Dividend Reinvestment and Stock Purchase Program
EPS	Earnings per share
ETR	Effective tax rate
FTR	Financial transmission right
GAAP	United States generally accepted accounting principles
HDD	Heating degree-days
IPP	Independent power producing entity
IRP	Integrated Resource Plan
LLC	Limited liability company
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
NAV	Net asset value
NOx	Nitrogen Oxides
O&M	Operating and maintenance
PFAS	Per- and Polyfluoroalkyl Substances
PIM	Performance incentive mechanism
PPA	Power purchase agreement
PSPS	Public safety power shutoff
PTC	Production tax credit
RDF	Refuse-derived fuel
RFP	Request for proposal
ROE	Return on equity
RTO	Regional Transmission Organization
SPP	Southwest Power Pool, Inc.
SRP	System resiliency plan
THI	Temperature-humidity index
UCA	Colorado Office of the Utility Consumer Advocate
VaR	Value at Risk
VIE	Variable interest entity
WMP	Wildfire mitigation plan

Measurements
GW	Gigawatts
MW	Megawatts

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to 2025 EPS guidance, long-term EPS and dividend growth rate objectives, future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases or refunds to customers, expectations and intentions regarding regulatory proceedings, expected pension contributions, and expected impact on our results of operations, financial condition and cash flows of interest rate changes, increased credit exposure, and legal proceeding outcomes, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed in Xcel Energy’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2024 and subsequent filings with the Securities and Exchange Commission, could cause actual results to differ materially from management expectations as suggested by such forward-looking information: operational safety, including our nuclear generation facilities and other utility operations; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee workforce and third-party contractor factors; violations of our Codes of Conduct; our ability to recover costs and our subsidiaries’ ability to recover costs from customers; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of Xcel Energy Inc. and its subsidiaries to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; our subsidiaries’ ability to make dividend payments; tax laws; uncertainty regarding epidemics; effects of geopolitical events, including war and acts of terrorism; cybersecurity threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather events; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties and wildfire damages in excess of liability insurance coverage; regulatory changes and/or limitations related to the use of natural gas as an energy source; challenging labor market conditions and our ability to attract and retain a qualified workforce; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions, except per share data)

	Three Months Ended March 31
	2025	2024
Operating revenues
Electric	$2,835	$2,685
Natural gas	1,055	941
Other	16	23
Total operating revenues	3,906	3,649

Operating expenses
Electric fuel and purchased power	1,020	948
Cost of natural gas sold and transported	513	483
Cost of sales — other	2	8
Operating and maintenance expenses	686	605
Conservation and demand side management expenses	110	97
Depreciation and amortization	728	658
Taxes (other than income taxes)	170	171
Total operating expenses	3,229	2,970

Operating income	677	679

Other income, net	7	14
(Loss) earnings from equity method investments	(1)	8
Allowance for funds used during construction — equity	48	37

Interest charges and financing costs
Interest charges — includes other financing costs	332	291
Allowance for funds used during construction — debt	(23)	(14)
Total interest charges and financing costs	309	277

Income before income taxes	422	461
Income tax benefit	(61)	(27)
Net income	$483	$488

Weighted average common shares outstanding:
Basic	575	556
Diluted	577	556

Earnings per average common share:
Basic	$0.84	$0.88
Diluted	0.84	0.88

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2025	2024
Net income	$483	$488
Other comprehensive (loss) income
Derivative instruments:
Net fair value (decrease) increase, net of tax	(5)	22
Reclassification of losses to net income, net of tax	1	1
Total other comprehensive (loss) income	(4)	23
Total comprehensive income	$479	$511

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2025	2024
Operating activities
Net income	$483	$488
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	734	664
Nuclear fuel amortization	29	20
Deferred income taxes	13	154
Allowance for equity funds used during construction	(48)	(37)
Loss (earnings) from equity method investments	1	(8)
Dividends from equity method investments	8	9
Provision for bad debts	19	17
Share-based compensation expense	9	6
Changes in operating assets and liabilities:
Accounts receivable	(58)	78
Accrued unbilled revenues	63	73
Inventories	(4)	50
Other current assets	(18)	(65)
Accounts payable	(105)	(114)
Net regulatory assets and liabilities	25	81
Other current liabilities	29	(180)
Pension and other employee benefit obligations	(124)	(103)
Other, net	(28)	(83)
Net cash provided by operating activities	1,028	1,050

Investing activities
Capital/construction expenditures	(1,988)	(1,537)
Purchase of investment securities	(241)	(189)
Proceeds from the sale of investment securities	240	179
Other, net	(2)	(9)
Net cash used in investing activities	(1,991)	(1,556)

Financing activities
Proceeds from (repayments of) short-term borrowings, net	24	(322)
Proceeds from issuances of long-term debt	2,077	1,478
Proceeds from issuance of common stock	122	8
Dividends paid	(306)	(280)
Other, net	(10)	(6)
Net cash provided by financing activities	1,907	878

Net change in cash, cash equivalents and restricted cash	944	372
Cash, cash equivalents and restricted cash at beginning of period	179	129
Cash, cash equivalents and restricted cash at end of period	$1,123	$501

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(252)	$(230)
Cash received for income taxes, net; includes proceeds from tax credit transfers	64	131

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$891	$452
Inventory transfers to property, plant and equipment	61	99
Operating lease right-of-use assets	55	—
Allowance for equity funds used during construction	48	37
Issuance of common stock for reinvested dividends and/or equity awards	18	15

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data

	March 31, 2025	Dec. 31, 2024
Assets
Current assets
Cash and cash equivalents	$1,123	$179
Accounts receivable, net	1,287	1,249
Accrued unbilled revenues	769	832
Inventories	625	666
Regulatory assets	627	561
Derivative instruments	113	114
Prepaid taxes	75	72
Prepayments and other	749	652
Total current assets	5,368	4,325

Property, plant and equipment, net	58,807	57,198

Other assets
Nuclear decommissioning fund and other investments	3,888	3,896
Regulatory assets	2,806	2,849
Derivative instruments	73	72
Operating lease right-of-use assets	1,077	1,060
Other	730	635
Total other assets	8,574	8,512
Total assets	$72,749	$70,035

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$1,103	$1,103
Short-term debt	719	695
Accounts payable	1,942	1,781
Regulatory liabilities	815	852
Taxes accrued	631	535
Accrued interest	330	280
Dividends payable	328	314
Derivative instruments	37	37
Operating lease liabilities	219	227
Other	617	635
Total current liabilities	6,741	6,459

Deferred credits and other liabilities
Deferred income taxes	5,368	5,319
Regulatory liabilities	6,100	6,010
Asset retirement obligations	3,756	3,713
Derivative instruments	72	77
Customer advances	139	146
Pension and employee benefit obligations	352	477
Operating lease liabilities	889	867
Other	132	129
Total deferred credits and other liabilities	16,808	16,738

Commitments and contingencies
Capitalization
Long-term debt	29,396	27,316
Common stock — 1,000,000,000 shares authorized of $2.50 par value; 576,547,051 and 574,365,598 shares outstanding at March 31, 2025 and December 31, 2024, respectively	1,441	1,436
Additional paid in capital	9,729	9,601
Retained earnings	8,706	8,553
Accumulated other comprehensive loss	(72)	(68)
Total common stockholders’ equity	19,804	19,522
Total liabilities and equity	$72,749	$70,035

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)
(amounts in millions, except per share data; shares in actual amounts)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholders' Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended March 31, 2025 and 2024
Balance at Dec. 31, 2023	554,941,703	$1,387	$8,465	$7,858	$(94)	$17,616
Net income				488		488
Other comprehensive income					23	23
Dividends declared on common stock ($0.55 per share)				(304)		(304)
Issuances of common stock	528,599	2	10			12
Share-based compensation			6	—		6
Balance at March 31, 2024	555,470,302	$1,389	$8,481	$8,042	$(71)	$17,841

Balance at Dec. 31, 2024	574,365,598	$1,436	$9,601	$8,553	$(68)	$19,522
Net income				483		483
Other comprehensive income					(4)	(4)
Dividends declared on common stock ($0.57 per share)				(328)		(328)
Issuances of common stock	2,181,453	5	117			122
Share-based compensation			11	(2)		9
Balance at March 31, 2025	576,547,051	$1,441	$9,729	$8,706	$(72)	$19,804
See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of Xcel Energy as of March 31, 2025 and Dec. 31, 2024; the results of Xcel Energy’s operations, including the components of net income, comprehensive income, cash flows and changes in stockholders’ equity for the three months ended March 31, 2025 and 2024.
All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after March 31, 2025, up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2024 balance sheet information has been derived from the audited 2024 consolidated financial statements included in the Xcel Energy Inc. Annual Report on Form 10-K for the year ended Dec. 31, 2024.
Notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto included in the Xcel Energy Inc. Annual Report on Form 10-K for the year ended Dec. 31, 2024, filed with the SEC on Feb. 27, 2025.
Due to the seasonality of Xcel Energy’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1. Summary of Significant Accounting Policies
The significant accounting policies set forth in Note 1 to the consolidated financial statements in the Xcel Energy Inc. Annual Report on Form 10-K for the year ended Dec. 31, 2024 appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

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
Disaggregation of Income Statement Expenses — In November 2024, the FASB issued ASU 2024-03 – Disaggregation of Income Statement Expenses, which requires disclosure of additional detail for certain categories of income statement expenses. The ASU is effective for annual periods beginning after Dec. 15, 2026 and interim reporting periods beginning after Dec. 15, 2027. Xcel Energy is currently evaluating the impact of the new disclosure guidance.

3. Selected Balance Sheet Data

(Millions of Dollars)	March 31, 2025	Dec. 31, 2024
Accounts receivable, net
Accounts receivable	$1,394	$1,360
Less allowance for bad debts	(107)	(111)
Accounts receivable, net	$1,287	$1,249

(Millions of Dollars)	March 31, 2025	Dec. 31, 2024
Inventories
Materials and supplies	$426	$406
Fuel	149	164
Natural gas	50	96
Total inventories	$625	$666

(Millions of Dollars)	March 31, 2025	Dec. 31, 2024
Property, plant and equipment, net
Electric plant	$57,386	$56,791
Natural gas plant	9,951	9,834
Common and other property	3,559	3,515
Plant to be retired (a)	1,730	1,793
Construction work in progress	5,956	4,720
Total property, plant and equipment	78,582	76,653
Less accumulated depreciation	(20,249)	(19,852)
Nuclear fuel	3,598	3,491
Less accumulated amortization	(3,124)	(3,094)
Property, plant and equipment, net	$58,807	$57,198
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
Commercial paper and term loan borrowings outstanding for Xcel Energy:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2025	Year Ended Dec. 31, 2024
Borrowing limit	$3,550	$3,550
Amount outstanding at period end	719	695
Average amount outstanding	1,238	508
Maximum amount outstanding	1,785	1,314
Weighted average interest rate, computed on a daily basis	4.61%	5.47%
Weighted average interest rate at period end	4.65	4.64
Letters of Credit — Xcel Energy Inc. and its utility subsidiaries use letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. There was $41 million and $42 million of letters of credit outstanding under the credit facilities at March 31, 2025 and Dec. 31, 2024, respectively. Amounts approximate their fair value and are subject to fees.

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
As of March 31, 2025, Xcel Energy Inc. and its utility subsidiaries had the following committed revolving credit facilities available:

(Millions of Dollars)	Credit Facility (a)	Drawn (b)	Available
Xcel Energy Inc.	$1,500	$420	$1,080
PSCo	700	54	646
NSP-Minnesota	700	77	623
SPS	500	209	291
NSP-Wisconsin	150	—	150
Total	$3,550	$760	$2,790
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
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity of the credit facility. Xcel Energy Inc. and its utility subsidiaries had no direct advances on the credit facilities outstanding as of March 31, 2025 and Dec. 31, 2024.
Bilateral Credit Agreement
In April 2025, NSP-Minnesota’s uncommitted bilateral credit agreement was renewed for an additional one-year term. The credit agreement is limited in use to support letters of credit.
As of March 31, 2025, NSP-Minnesota had $72 million of outstanding letters of credit under the $75 million bilateral credit agreement.
Long-Term Borrowings and Other Financing Instruments
During the three months ended March 31, 2025, Xcel Energy Inc. and its utility subsidiaries issued the following:
•Xcel Energy Inc. issued $350 million of 4.75% Senior Unsecured Notes due March 21, 2028 and $750 million of 5.60% Senior Unsecured Notes due April 15, 2035.
•PSCo issued $400 million of 5.35% First Mortgage Bonds due May 15, 2034 and $600 million of 5.85% First Mortgage Bonds due May 15, 2055.
ATM Equity Offering — In October 2023, Xcel Energy Inc. filed a prospectus supplement under which it may sell up to $2.5 billion of its common stock through an ATM program. In 2024, 18.3 million shares of common stock were issued ($1.1 billion in net proceeds and $9 million in transaction fees paid). In the three months ended March 31, 2025, 1.75 million shares ($122 million in net proceeds and $1 million in transaction fees paid) were issued under the ATM program. As of March 31, 2025, approximately $1.08 billion remained available for sale under the ATM program.
Forward Equity Agreements — In November 2024, Xcel Energy Inc. entered into forward sale agreements in connection with completed public offerings of 21.1 million shares of Xcel Energy common stock. The initial forward agreements were for 18.3 million shares with additional agreements for 2.8 million shares exercised at the option of the banking counterparties.
At March 31, 2025, the forward agreements could have been settled with physical delivery of 21.1 million common shares to the banking counterparties in exchange for cash of $1.35 billion. The agreements could also have been settled at March 31, 2025 with delivery of approximately $116 million of cash or approximately 1.7 million shares of common stock to the banking counterparties, if Xcel Energy unilaterally elected net cash or net share settlement, respectively.
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
Equity through DRIP and Benefits Program — Xcel Energy issued $30 million and $17 million of equity through the DRIP and benefits programs during the three months ended March 31, 2025 and 2024, respectively. The programs allow shareholders to reinvest their dividends directly in Xcel Energy Inc. common stock.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. Xcel Energy’s operating revenues consisted of the following:

	Three Months Ended March 31, 2025
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$924	$632	$1	$1,557
C&I	1,333	320	10	1,663
Other	35	—	2	37
Total retail	2,292	952	13	3,257
Wholesale	206	—	—	206
Transmission	172	—	—	172
Other	17	51	—	68
Total revenue from contracts with customers	2,687	1,003	13	3,703
Alternative revenue and other	148	52	3	203
Total revenues	$2,835	$1,055	$16	$3,906

	Three Months Ended March 31, 2024
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$859	$568	$10	$1,437
C&I	1,276	274	9	1,559
Other	34	—	2	36
Total retail	2,169	842	21	3,032
Wholesale	173	—	—	173
Transmission	158	—	—	158
Other	19	59	—	78
Total revenue from contracts with customers	2,519	901	21	3,441
Alternative revenue and other	166	40	2	208
Total revenues	$2,685	$941	$23	$3,649

6. Income Taxes
Reconciliation between the statutory rate and ETR:

	Three Months Ended March 31
	2025	2024
Federal statutory rate	21.0%	21.0%
State income tax on pretax income, net of federal tax effect	4.7	4.8
(Decreases) increases:
PTCs (a)	(33.1)	(25.9)
Plant regulatory differences (b)	(6.7)	(5.6)
Other tax credits, net operating loss & tax credit allowances	(1.2)	(0.6)
Other, net	0.8	0.4
Effective income tax rate	(14.5)%	(5.9)%
(a)Wind and solar PTCs (net of estimated transfer discounts) are generally credited to customers (reduction to revenue) and do not materially impact net income.
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
Common Stock Equivalents — Common stock equivalents include commitments to issue common stock related to forward equity agreements and time-based equity compensation awards. To the extent dilutive, these items are included in diluted shares outstanding using the treasury stock method.
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
•Liability awards subject to a performance condition; any portions settled in shares are included in common shares outstanding upon settlement.
Common shares outstanding used in the basic and diluted EPS computation:

	Three Months Ended March 31
(Shares in Millions)	2025	2024
Basic	575	556
Diluted (a)	577	556
(a)Diluted common shares outstanding included common stock equivalents of 1.4 million and 0.2 million for the three months ended March 31, 2025 and 2024, respectively.

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
Unrealized gains for the nuclear decommissioning fund were $1.4 billion as of both March 31, 2025 and Dec. 31, 2024, and unrealized losses were $40 million and $49 million as of March 31, 2025 and Dec. 31, 2024, respectively.
Non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund:

	March 31, 2025
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$49	$49	$—	$—	$—	$49
Commingled funds	703	—	—	—	1,015	1,015
Debt securities	879	—	856	14	—	870
Equity securities	529	1,556	1	—	—	1,557
Total	$2,160	$1,605	$857	$14	$1,015	$3,491
(a)Reported in nuclear decommissioning fund and other investments on the consolidated balance sheets, which also includes $241 million of equity method investments and $156 million of rabbi trust assets and other miscellaneous investments.

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
For the three months ended March 31, 2025 and 2024, there were no transfers of Level 3 investments between levels.
Contractual maturity dates of debt securities in the nuclear decommissioning fund as of March 31, 2025:

	Final Contractual Maturity
(Millions of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Debt securities	$9	$321	$258	$282	$870
Rabbi Trusts
Xcel Energy has established rabbi trusts to provide partial funding for future deferred compensation plan distributions. The fair value of assets held in the rabbi trusts were $107 million and $96 million at March 31, 2025 and Dec. 31, 2024, respectively, comprised of cash equivalents and mutual funds (level 1 valuation methods). Amounts are reported in nuclear decommissioning fund and other investments on the consolidated balance sheet.
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
As of March 31, 2025, accumulated other comprehensive loss related to interest rate derivatives included $3 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of March 31, 2025, Xcel Energy had unsettled interest rate derivatives with a notional amount of $390 million.
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
The most significant derivative positions outstanding at March 31, 2025 and Dec. 31, 2024 for this purpose relate to FTR instruments administered by MISO and SPP. These instruments are intended to offset the impacts of transmission system congestion.
When Xcel Energy enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers, the instruments are not typically designated as qualifying hedging transactions. The classification of unrealized losses or gains on these instruments as a regulatory asset or liability, if applicable, is based on approved regulatory recovery mechanisms.
As of March 31, 2025, Xcel Energy had no commodity contracts designated as cash flow hedges.
Gross notional amounts of commodity forwards, options and FTRs:

(Amounts in Millions) (a)(b)	March 31, 2025	Dec. 31, 2024
MWh of electricity	28	38
MMBtu of natural gas	59	77
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
As of March 31, 2025, two of Xcel Energy’s ten most significant counterparties for these activities, comprising $18 million, or 11%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings.
Seven of the ten most significant counterparties, comprising $79 million, or 47%, of this credit exposure, were not rated by these external ratings agencies, but based on Xcel Energy’s internal analysis, had credit quality consistent with investment grade.
One of these significant counterparties, comprising $39 million, or 23%, of this credit exposure, had credit quality less than investment grade, based on internal analysis. Eight of these significant counterparties are municipal or cooperative electric entities, RTOs or other utilities.
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
As of March 31, 2025 and Dec. 31, 2024, there were $11 million of derivative liabilities with such underlying contract provisions.
Certain contracts also contain cross default provisions that may require the posting of collateral or settlement of the contracts if there was a failure under other financing arrangements related to payment terms or other covenants.
As of March 31, 2025 and Dec. 31, 2024, there were approximately $61 million and $69 million of derivative liabilities with such underlying contract provisions, respectively.
Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that a given utility subsidiary’s ability to fulfill its contractual obligations is reasonably expected to be impaired.
Xcel Energy had no collateral posted related to adequate assurance clauses in derivative contracts as of March 31, 2025 and Dec. 31, 2024.

Recurring Derivative Fair Value Measurements
Impact of derivative activity:

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory Assets and Liabilities
Three Months Ended March 31, 2025
Derivatives designated as cash flow hedges:
Interest rate	$(4)	$—
Total	$(4)	$—
Other derivative instruments:
Electric commodity	$—	$5
Natural gas commodity	$—	$7	(a)
Total	$—	$12

Three Months Ended March 31, 2024
Derivatives designated as cash flow hedges:
Interest rate	$29	$—
Total	$29	$—
Other derivative instruments:
Electric commodity	$—	$(1)
Natural gas commodity	$—	$4
Total	$—	$3
(a)Other than $2 million of 2025 gains recorded to electric fuel and purchased power, amounts are recorded to cost of natural gas sold and transported. Amounts are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset, as appropriate.

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and Liabilities
Three Months Ended March 31, 2025
Derivatives designated as cash flow hedges:
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments:
Commodity trading	$—		$—		$(13)	(b)
Electric commodity	—		(5)	(c)	—
Natural gas commodity	—		—		(13)	(d)(e)
Total	$—		$(5)		$(26)

Three Months Ended March 31, 2024
Derivatives designated as cash flow hedges:
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments:
Commodity trading	$—		$—		$(8)	(b)
Electric commodity	—		12	(c)	—
Natural gas commodity	—		—		(14)	(d)(e)
Total	$—		$12		$(22)
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
(d)Other than $2 million of 2025 and 2024 losses recorded to electric fuel and purchased power, amounts are recorded to cost of natural gas sold and transported. Amounts are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset, as appropriate.
(e)Relates primarily to option premium amortization.
Xcel Energy had no derivative instruments designated as fair value hedges during the three months ended March 31, 2025 and 2024.

Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2025						Dec. 31, 2024
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Derivatives designated as cash flow hedges:
Interest rate	$—	$1	$—	$1	$—	$1	$—	$—	$—	$—	$—	$—
Other derivative instruments:
Commodity trading	$14	$22	$12	$48	$(32)	$16	$6	$20	$8	$34	$(23)	$11
Electric commodity	—	—	96	96	—	96	—	—	90	90	(1)	89
Natural gas commodity	—	—	—	—	—	—	—	14	—	14	—	14
Total current derivative assets	$14	$23	$108	$145	$(32)	$113	$6	$34	$98	$138	$(24)	$114
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$11	$30	$40	$81	$(22)	$59	$8	$37	$47	$92	$(20)	$72
Electric commodity	—	—	14	14	—	14	—	—	—	—	—	—
Total noncurrent derivative assets	$11	$30	$54	$95	$(22)	$73	$8	$37	$47	$92	$(20)	$72

	March 31, 2025						Dec. 31, 2024
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Derivatives designated as cash flow hedges:
Interest rate	$—	$4	$—	$4	$—	$4	$—	$—	$—	$—	$—	$—
Other derivative instruments:
Commodity trading	$16	$36	$7	$59	$(32)	$27	$7	$35	$5	$47	$(23)	$24
Electric commodity	—	—	1	1	(1)	—	—	—	1	1	(1)	—
Natural gas commodity	—	—	—	—	—	—	—	7	—	7	—	7
Total current derivative liabilities	$16	$40	$8	$64	$(33)	31	$7	$42	$6	$55	$(24)	31
PPAs (b)						6						6
Current derivative instruments						$37						$37
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$12	$34	$36	$82	$(25)	$57	$11	$32	$40	$83	$(22)	$61
Total noncurrent derivative liabilities	$12	$34	$36	$82	$(25)	57	$11	$32	$40	$83	$(22)	61
PPAs (b)						15						16
Noncurrent derivative instruments						$72						$77
(a)Xcel Energy nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement. At March 31, 2025 and Dec. 31, 2024, derivative assets and liabilities include no obligations to return cash collateral. At March 31, 2025 and Dec. 31, 2024, derivative assets and liabilities include rights to reclaim cash collateral of $4 million and $2 million, respectively. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)Xcel Energy currently applies the normal purchase exception to qualifying PPAs. Balance relates to specific contracts that were previously recognized at fair value prior to applying the normal purchase exception, and are being amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Changes in Level 3 commodity derivatives:

	Three Months Ended March 31
(Millions of Dollars)	2025	2024
Balance at Jan. 1	$99	$90
Purchases (a)	66	3
Settlements (a)	(57)	(51)
Net transactions recorded during the period:
Losses recognized in earnings (b)	(2)	—
Net gains recognized as regulatory assets and liabilities (a)	12	49
Balance at March 31	$118	$91
(a)Relates primarily to NSP-Minnesota and SPS FTR instruments administered by MISO and SPP.
(b)Relates to commodity trading and is subject to substantial offsetting losses and gains on derivative instruments categorized as levels 1 and 2 in the income statement. See above tables for the income statement impact of derivative activity, including commodity trading gains and losses.
Fair Value of Long-Term Debt
As of March 31, 2025, other financial instruments for which the carrying amount did not equal fair value:

	March 31, 2025		Dec. 31, 2024
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$30,499	$27,298	$28,419	$25,115
Fair value of Xcel Energy’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of March 31, 2025 and Dec. 31, 2024, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

9. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended March 31
	2025	2024	2025	2024
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$19	$19	$—	$—
Interest cost (a)	39	38	6	5
Expected return on plan assets (a)	(52)	(52)	(5)	(4)
Amortization of net loss (a)	7	7	1	1
Net periodic benefit cost	13	12	2	2
Effects of regulation	2	4	—	—
Net benefit cost recognized for financial reporting	$15	$16	$2	$2
(a)The components of net periodic cost other than the service cost component are included in the line item “Other income, net” in the consolidated statements of income or capitalized on the consolidated balance sheets as a regulatory asset.
In January 2025, contributions totaling $125 million were made across Xcel Energy’s pension plans. Xcel Energy does not expect additional pension contributions during 2025.

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
PSCo is aware of 307 complaints, most of which have also named Xcel Energy Inc. and Xcel Energy Services Inc. as additional defendants, relating to the Marshall Fire. The complaints are on behalf of at least 4,087 plaintiffs. The complaints generally allege that PSCo’s equipment ignited the Marshall Fire and assert various causes of action under Colorado law, including negligence, premises liability, trespass, nuisance, wrongful death, willful and wanton conduct, negligent infliction of emotional distress, loss of consortium and inverse condemnation. Certain of the complaints also seek exemplary damages. In addition to asserting claims against PSCo, Xcel Energy, Inc. and Xcel Energy Services, various Plaintiffs, including insurance company plaintiffs, asserted claims against certain telecommunications companies (the Telecom Companies). In April 2025, most of the remaining plaintiffs amended their complaints to also assert claims against the Telecom Companies.
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
Expert discovery in the case is ongoing. In addition to the Sheriff’s Report conclusions that PSCo’s power lines likely caused the second ignition and that an underground coal fire was a possible cause of the second ignition, two other theories about the cause of the second ignition have been put forth by various plaintiffs in expert reports that were submitted in the first quarter of 2025. The first is that partially unattached telecommunications equipment contacted PSCo’s power lines, and the second is that an unidentified flying object struck PSCo’s power lines.
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
SPS is aware of approximately 25 complaints, most of which have also named Xcel Energy Services Inc. as an additional defendant, relating to the Smokehouse Creek Fire Complex. The complaints generally allege that SPS’ equipment ignited the Smokehouse Creek Fire Complex and seek compensation for losses resulting from the fire, asserting various causes of action under Texas law. In addition to seeking compensatory damages, certain of the complaints also seek exemplary damages. SPS has also received approximately 225 claims for losses related to the Smokehouse Creek Fire Complex through its claims process and has reached final settlements on 151 of those claims as of the date of this filing. In addition to filed complaints and claims made through SPS’ claims process, SPS has also received information from attorneys for claims related to the Smokehouse Creek Fire Complex which have not been submitted through the claims process and have also not been filed as lawsuits, and has reached settlement of a portion of those claims. SPS anticipates additional complaints and demands will be made. SPS has settled claims related to both of the fatalities believed to be associated with the Smokehouse Creek Fire Complex.
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
Based on the current state of the law and the facts and circumstances available as of the date of this filing, Xcel Energy believes it is probable that it will incur a loss in connection with the Smokehouse Creek Fire Complex and accordingly has recorded $290 million of total estimated losses for the matter (before available insurance). Evaluation of the cost and other attributes of completed and anticipated claim settlements for various types of property damage, including certain previously inestimable categories of claims, resulted in an increase in total estimated losses relative to the $215 million estimate as of Dec. 31, 2024.
Settlements reached as of the date of this filing total $113 million of expected loss payments, of which $79 million and $35 million were paid through March 31, 2025 and Dec. 31, 2024, respectively. A remaining estimated liability of $211 million and $180 million is presented in other current liabilities as of March 31, 2025 and Dec. 31, 2024, respectively.
The cumulative estimated probable losses of $290 million for complaints and claims in connection with the Smokehouse Creek Fire Complex (before available insurance) corresponds to the lower end of the range of Xcel Energy’s reasonably estimable range of losses, and is subject to change based on additional information. This $290 million estimate does not include, among other things, amounts for (i) potential penalties or fines that may be imposed by governmental entities on Xcel Energy, (ii) exemplary or punitive damages, (iii) compensation claims by federal, state, county and local government entities or agencies, (iv) unsettled compensation claims for damage to trees and oil and gas equipment, or (v) other amounts that are not reasonably estimable.
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
SPS records insurance recoveries when it is deemed probable that recovery will occur, and SPS can reasonably estimate the amount or range. Insurance receivables of $285 million and $210 million, net of recoveries received, are presented in prepayments and other current assets as of March 31, 2025 and Dec. 31, 2024, respectively. While SPS plans to seek recovery of all insured losses, it is unable to predict the ultimate amount and timing of such insurance recoveries.
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
In September 2024, the MPUC ruled NSP-Minnesota was imprudent in the operation of the Prairie Island nuclear plant based on an incident that resulted in the extended outage. The MPUC did not quantify the refund and referred the determination of the refund amount to the Office of Administrative Hearings. NSP-Minnesota recorded an estimated liability for a customer refund in 2024. The procedural schedule is as follows:
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
In February 2025, PSCo received answer testimony from CPUC Staff and UCA including proposed disallowances, primarily for replacement power and lost capacity. CPUC Staff recommended a disallowance of $21 million and UCA’s testimony included recommendations for total disallowances ranging from $71 million to $138 million. In March 2025, PSCo filed its rebuttal testimony, responding to answer testimony and continuing to assert that its actions related to the project were prudent, and that therefore no disallowance should be granted.
In April 2025, PSCo and CPUC Staff filed a settlement agreement that would resolve the matter, with terms including reduced return on the upgrade project totaling $8 million, recognized over five years.
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
If certain impacts to groundwater are detected, utilities are required to perform additional groundwater investigations and/or perform corrective actions, beginning with an Assessment of Corrective Measures.
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
Xcel Energy has also identified coal ash that is expected to be required to be removed from certain closed coal-generating facilities at estimated costs totaling approximately $100 million. AROs have been recorded, with the costs expected to be recoverable through regulatory mechanisms.
Xcel Energy continues to perform site investigation activities related to the CCR Rule, which may result in updates to estimated costs as well as identification of additional required corrective actions.
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
Air
Clean Air Act NOx Allowance Allocations — In June 2023, the EPA published final regulations for ozone under the “Good Neighbor” provisions of the Clean Air Act that established NOx allowance budgets for fossil fuel-fired electric generating facilities in subject states. The final rule applies to generation facilities in Minnesota, Texas and Wisconsin, as well as other states outside of our service territory. In February 2024, the EPA proposed to include New Mexico in the rule. Compliance would require subject facilities to secure additional allowances, install NOx controls and/or develop a strategy of operations that utilizes the existing allowance allocations.
While the financial impacts of the final rule are uncertain and dependent on market forces and anticipated generation, Xcel Energy anticipates the annual costs could be significant, but would be recoverable through regulatory mechanisms.
In March 2025, the 5th Circuit Court of Appeals denied petitions challenging EPA’s disapproval of Texas’s state implementation plan, affirming inclusion of Texas facilities in the EPA’s plan. However, the plan is subject to both judicial and administrative stays and the EPA has announced that it intends to reconsider the rule.
Leases
Xcel Energy evaluates contracts that may contain leases, including PPAs and arrangements for the use of office space, land for solar developments and other facilities, vehicles and equipment. A contract contains a lease if it conveys the exclusive right to control the use of a specific asset.
Components of lease expense:

	Three Months Ended March 31
(Millions of Dollars)	2025	2024
Operating leases
PPA capacity payments	$57	$58
Other operating leases (a)	13	11
Total operating lease expense (b)	$70	$69
Finance leases
Amortization of ROU assets	$1	$1
Interest expense on lease liability	4	4
Total finance lease expense	$5	$5
(a)Includes immaterial short-term lease expense for the three months ended March 31, 2025 and 2024.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.
Commitments under operating and finance leases as of March 31, 2025:

(Millions of Dollars)	PPA Operating Leases	Other Operating Leases	Total Operating Leases	Finance Leases (a)
Total minimum obligation	$1,014	$368	$1,382	$206
Interest component of obligation	(131)	(143)	(274)	(145)
Present value of minimum obligation	$883	225	1,108	61
Less current portion			(219)	(2)
Noncurrent operating and finance lease liabilities			$889	$59
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
The utility subsidiaries had approximately 3,751 MW of capacity under long-term PPAs as of both March 31, 2025 and Dec. 31, 2024, with entities that have been determined to be variable interest entities. The PPAs have expiration dates through 2048.
Other
Guarantees and Bond Indemnifications — Xcel Energy Inc. and its subsidiaries provide guarantees and bond indemnities, which guarantee payment or performance. Xcel Energy Inc.’s exposure is based upon the net liability under the specified agreements or transactions. Most of the guarantees and bond indemnities issued by Xcel Energy Inc. and its subsidiaries have a stated maximum amount.
As of March 31, 2025 and Dec. 31, 2024, Xcel Energy had no assets held as collateral related to their guarantees, bond indemnities and indemnification agreements. Guarantees and bond indemnities issued and outstanding for Xcel Energy were approximately $104 million and $93 million at March 31, 2025 and Dec. 31, 2024, respectively.
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

11. Other Comprehensive Loss
Changes in accumulated other comprehensive loss, net of tax:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan 1	$(29)	$(39)	$(68)	$(53)	$(41)	$(94)
Other comprehensive (loss) gain before reclassifications	(5)	—	(5)	22	—	22
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (a)	1	—	1	1	—	1
Net current period other comprehensive (loss) income	(4)	—	(4)	23	—	23
Accumulated other comprehensive loss at March 31	$(33)	$(39)	$(72)	$(30)	$(41)	$(71)
(a)Included in interest charges.

12. Segment Information
Segment information and reconciliation to Xcel Energy’s consolidated net income:

	Three Months Ended March 31, 2025
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues	$2,835	$1,055	$3,890
Intersegment revenue	—	5	5
Total segment revenues	2,835	1,060	3,895
Electric fuel and purchased power	1,020	—	1,020
Cost of natural gas sold and transported	—	513	513
O&M expenses	567	106	673
Depreciation and amortization	625	99	724
Other segment expenses, net	172	56	228
Interest charges and financing costs	204	30	234
Income tax (benefit) expense	(95)	61	(34)
Net income	$342	$195	$537

Total segment net income			$537
Non-segment net loss			(54)
Consolidated net income			$483

	Three Months Ended March 31, 2024
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues	$2,685	$941	$3,626
Intersegment revenue	1	1	2
Total segment revenues	2,686	942	3,628
Electric fuel and purchased power	948	—	948
Cost of natural gas sold and transported	—	483	483
O&M expenses	503	105	608
Depreciation and amortization	568	87	655
Other segment expenses, net	190	33	223
Interest charges and financing costs	186	27	213
Income tax (benefit) expense	(67)	49	(18)
Net income	$358	$158	$516

Total segment net income			$516
Non-segment net loss			(28)
Consolidated net income			$488
Equity method investments in the regulated natural gas utility segment of $85 million at both March 31, 2025 and Dec. 31, 2024, primarily relate to WYCO. Non-segment equity method investments of $156 million and $161 million as of March 31, 2025 and Dec. 31, 2024, respectively, relate to investments in energy technology funds.
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
Summarized diluted EPS for Xcel Energy:

	Three Months Ended March 31
Diluted Earnings (Loss) Per Share	2025	2024
PSCo	$0.45	$0.39
NSP-Minnesota	0.32	0.38
SPS	0.10	0.10
NSP-Wisconsin	0.07	0.08
Earnings from equity method investments — WYCO	0.01	0.01
Regulated utility	0.95	0.96
Xcel Energy Inc. and Other	(0.11)	(0.08)
GAAP and ongoing diluted EPS	$0.84	$0.88
(a)Amounts may not add due to rounding.
Summary of Earnings
Xcel Energy — Xcel Energy’s first quarter GAAP and ongoing diluted earnings were $0.84 per share compared with $0.88 per share in the same period in 2024. The change in earnings per share was primarily driven by higher O&M expenses, depreciation and interest charges, partially offset by increased recovery of infrastructure investments. Fluctuations in electric and natural gas revenues associated with changes in fuel and purchased power and/or natural gas sold and transported generally do not significantly impact earnings (changes in costs are offset by the related variation in revenues).
PSCo — GAAP and ongoing earnings increased $0.06 per share for the first quarter of 2025. The change was driven by higher recovery of electric and natural gas infrastructure investments, which was partially offset by increased depreciation and interest charges.
NSP-Minnesota — GAAP and ongoing earnings decreased $0.06 per share for the first quarter of 2025. The change was driven by increased O&M expenses and depreciation, partially offset by higher recovery of electric and natural gas infrastructure investments.
SPS — GAAP and ongoing earnings were flat for the first quarter of 2025 largely due to higher recovery of electric infrastructure investments and sales growth, offset by increased depreciation and O&M expenses.
NSP-Wisconsin — GAAP and ongoing earnings decreased $0.01 per share for the first quarter of 2025. The change was driven by higher O&M expenses, depreciation and interest charges.
Xcel Energy Inc. and Other — Primarily includes financing costs and interest income at the holding company and earnings from investment funds, which are accounted for as equity method investments. The decline in earnings was largely due to higher debt levels and the performance of the equity method investments, which primarily invest in energy technology companies.
Changes in GAAP and Ongoing EPS
Components significantly contributing to changes in 2025 EPS compared to 2024:

Diluted Earnings (Loss) Per Share	Three Months Ended March 31
GAAP and ongoing EPS — 2024	$0.88

Components of change - 2025 vs. 2024
Higher electric revenues	0.20
Higher natural gas revenues	0.15
Higher O&M expenses	(0.11)
Higher electric fuel and purchased power (a)	(0.10)
Higher depreciation and amortization	(0.09)
Higher interest charges	(0.06)
Higher costs of natural gas sold and transported (a)	(0.04)
Other, net	0.01
GAAP and ongoing EPS — 2025	$0.84
(a)Cost of electric fuel and purchased power and natural gas sold and transported are generally recovered through regulatory recovery mechanisms and offset in revenue.
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
Percentage increase (decrease) in normal and actual HDD:

	Three Months Ended March 31
	2025 vs. Normal	2024 vs. Normal	2025 vs. 2024
HDD	—%	(11.4)%	10.7%
Weather — Estimated impact of temperature variations on EPS compared with normal weather conditions:

	Three Months Ended March 31
	2025 vs. Normal	2024 vs. Normal	2025 vs. 2024
Retail electric	$0.006	$(0.029)	$0.035
Sales true-up	—	0.016	(0.016)
Electric total	$0.006	$(0.013)	$0.019
Firm natural gas	0.005	(0.027)	0.032
Decoupling	0.002	0.017	(0.015)
Natural gas total	$0.007	$(0.010)	$0.017
Total	$0.013	$(0.023)	$0.036
Sales — Sales growth (decline) for actual and weather-normalized sales in 2025 compared to 2024:

	Three Months Ended March 31
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Actual
Electric residential	1.3%	5.5%	6.2%	9.3%	4.3%
Electric C&I	(1.0)	1.1	3.9	0.2	1.3
Total retail electric sales	(0.3)	2.5	4.1	2.9	2.1
Firm natural gas sales	3.2	17.4	N/A	26.0	8.8

	Three Months Ended March 31
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Weather-Normalized
Electric residential	(0.1)%	0.2%	3.3%	1.9%	0.7%
Electric C&I	(1.3)	0.2	3.9	(0.4)	0.8
Total retail electric sales	(1.0)	0.2	3.7	0.3	0.7
Firm natural gas sales	(1.7)	(0.3)	N/A	5.1	(0.8)

	Three Months Ended March 31 (Leap Year Adjusted)
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Weather-Normalized
Electric residential	1.1%	1.3%	4.5%	3.1%	1.8%
Electric C&I	(0.2)	1.3	5.0	0.7	1.9
Total retail electric sales	0.1	1.3	4.8	1.4	1.9
Firm natural gas sales	(0.4)	1.0	N/A	6.4	0.5
Weather-normalized and leap-year adjusted electric sales growth (decline) — year-to-date
•PSCo — Residential sales increased due to customer growth of 1.4%, partially offset by a 0.3% decrease in use per customer. The C&I sales decline was related to lower use per customer, primarily in the wholesale trade and transportation sectors.
•NSP-Minnesota — Residential sales increased due to customer growth of 1.2% and a 0.1% increase in use per customer. C&I sales increased due to customer growth and higher use per customer, largely in the manufacturing sector.
•SPS — Residential sales increased as a result of a 3.7% increase in use per customer and customer growth of 0.8%. C&I sales increased due to higher use per customer, primarily driven by the energy sector.
•NSP-Wisconsin — Residential sales increased due to a 2.0% increase in use per customer and customer growth of 1.0%. C&I sales increased due to customer growth, experienced largely in the professional services and manufacturing sectors.
Weather-normalized and leap-year adjusted natural gas sales growth (decline) — year-to-date
•Increase in natural gas sales was driven primarily by residential and C&I customer growth in all jurisdictions and higher residential use per customer in NSP-Minnesota and NSP-Wisconsin. This was offset by decreased use per customer in PSCo residential and NSP-Minnesota C&I.
Electric Revenues
Electric revenues are impacted by fluctuations in the price of natural gas, coal and uranium, regulatory outcomes, market prices and seasonality. In addition, electric customers receive a credit for PTCs generated, which reduce electric revenue and income taxes.

(Millions of Dollars)	Three Months Ended March 31, 2025 vs. 2024
Recovery of higher cost of electric fuel and purchased power	$61
Non-fuel riders	58
Regulatory rate outcomes (MN, TX and ND)	29
Estimated impact of weather	14
PTCs flowed back to customers (offset by lower ETR)	(16)
Conservation and demand side management (offset in expense)	(7)
Other, net	11
Total increase	$150
Natural Gas Revenues
Natural gas revenues vary with changing sales, the cost of natural gas and regulatory outcomes.

(Millions of Dollars)	Three Months Ended March 31, 2025 vs. 2024
Regulatory rate outcomes (CO and ND)	$57
Recovery of higher cost of natural gas	30
Conservation revenue (offset in expense)	20
Estimated impact of weather (net of decoupling)	13
Retail sales growth (net of decoupling)	(4)
Other, net	(2)
Total increase	$114
Electric Fuel and Purchased Power — Expenses incurred for electric fuel and purchased power are impacted by fluctuations in market prices of electricity, natural gas, coal and uranium, as well as seasonality. These incurred expenses are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are largely offset in operating revenues and have minimal earnings impact.
Electric fuel and purchased power expenses increased $72 million for the first quarter of 2025. The increase was primarily due to increased volumes and commodity prices partially offset by timing of fuel recovery mechanisms.
Cost of Natural Gas Sold and Transported — Expenses incurred for the cost of natural gas sold are impacted by market prices and seasonality. These costs are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are largely offset in operating revenues and have minimal earnings impact.
Natural gas sold and transported increased $30 million for the first quarter of 2025. The increase was primarily due to higher volumes and commodity prices, partially offset by timing of fuel recovery mechanisms.
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses increased $81 million for the first quarter of 2025. The increase was primarily due to operational activities, including higher nuclear generation costs and distribution system maintenance (vegetation management, storm response and wildfire mitigation), the impact of a 2024 gain on land sale and increased insurance and benefits costs.
Depreciation and Amortization — Depreciation and amortization increased $70 million for the first quarter of 2025. The increase was largely the result of system investment as well as depreciation rate updates through regulatory proceedings.
Interest Charges — Interest charges increased $41 million for the first quarter of 2025, largely due to increased debt levels and higher interest rates.

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
Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 7 of Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2024 appropriately represent, in all material respects, the current status of public utility regulation and are incorporated herein by reference.
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
In February 2025, the MPUC verbally approved the uncontested settlement agreement filed by NSP-Minnesota and various parties, which includes the following terms:
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
In March 2025, NSP-Minnesota filed supplemental direct testimony, updating its total revenue request to $473 million. The procedural schedule is as follows:
•Intervenor direct testimony: August 22, 2025
•Rebuttal testimony: October 10, 2025
•ALJ Report: April 30, 2026
•MPUC Decision: July 31, 2026
2024 North Dakota Electric Rate Case — In December 2024, NSP-Minnesota filed a request with the NDPSC for an annual electric rate increase of approximately $45 million, or 19.3% over current rates established in 2021. The filing is based on a 2025 forecast test year and includes a requested ROE of 10.3%, rate base of approximately $817 million and an equity ratio of 52.5%. In January 2025, the NDPSC approved interim rates, subject to refund, of approximately $27 million (implemented on Feb. 1, 2025). A NDPSC decision is expected in late 2025.
NSP-Wisconsin
Pending Regulatory Proceedings
Excess Liability Insurance Deferral – In February 2025, NSP-Wisconsin filed a request with the PSCW for deferred accounting treatment for excess liability insurance expense of $9.6 million incurred as a result of the October 2024 policy renewal. A PSCW decision is expected in the third quarter of 2025.
Wisconsin Electric and Natural Gas Rate Case – In March 2025, NSP-Wisconsin filed a request with the PSCW for a multi-year electric and natural gas rate increase.
For the electric utility, NSP-Wisconsin is seeking a total electric revenue increase of $94 million (11.8%) in 2026 and an incremental $57 million (7.1%) in 2027, for a total of $151 million over the two-year period of 2026 and 2027. The electric rate increase is based on electric rate base of $2.9 billion in 2026 and $3.2 billion in 2027. For the natural gas utility, NSP-Wisconsin requested a total natural gas revenue increase of $20 million (12.7%) in 2026 and an incremental $4 million (1.5%) in 2027, for a total of $24 million (14.2%) over the two-year period of 2026 and 2027. The natural gas rate increase is based on natural gas rate base of $0.3 billion in 2026 and $0.4 billion in 2027. Both the electric and natural gas rate requests are based on forward-looking test years, with a 10.0% ROE and an equity ratio of 53.5%.
The rate request is primarily driven by investments in NSP-Wisconsin’s electric and natural gas systems to enhance reliability and resiliency while ensuring safe operation. The investments also enable additional clean energy generation; the benefits of wind, solar and nuclear tax credits are incorporated in the table below.
A PSCW decision is anticipated in the fourth quarter of 2025.

(Millions of Dollars)	Electric	Natural Gas
NSPW rate base-related investment	$176	$17
Interchange agreement billings (a)	(72)	—
O&M expenses	30	10
Sales	18	(1)
Other	(1)	(2)
NSP-Wisconsin’s filed rate request	$151	$24
(a)The Interchange Agreement is a FERC cost sharing tariff under which NSP-Wisconsin and its affiliate, NSP-Minnesota allocate the costs of the integrated electric generation and transmission system.
NSP System
Resource Acquisition — In February 2024, NSP filed its Upper Midwest Resource Plan with the MPUC. In October 2024, NSP-Minnesota filed a settlement with several parties reaching agreement on the resource plan, as well as the proposed projects to be approved in the pending 800 MW firm dispatchable resource acquisition.
In February 2025, the MPUC approved the terms of the settlement agreement, including:
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
•Denial of PSCo’s decoupling proposal.
PSCo placed new rates into effect in November, as modified on ARRR in February 2025, with an annual revenue increase of approximately $125 million, inclusive of $15 million of accelerated depreciation. The UCA filed a second ARRR in February 2025. The CPUC held deliberations in April 2025 and did not order changes to the approved annual revenue increase. A written decision remains pending.
Colorado Resource Plan — In December 2023, the CPUC approved a portfolio of 5,835 MW, which includes approximately 3,100 MW of company owned resources and 2,700 MW of PPAs.
In December 2023, the CPUC approved a framework for PIMs associated with the generation projects in the portfolio. In September 2024, PSCo filed a proposal for implementation of the PIMs. In April 2025, PSCo filed an unopposed settlement, which establishes key details of the various symmetrical PIMs. Key terms include:
•A cost-to-construct PIM, in which costs over or under a deadband will be used to calculate a PIM to be shared with customers over 10 years, beginning after the in-service date.
•An operational PIM on wind and solar projects based on annual weather-normalized, curtailment-adjusted energy amounts, subject to a cap of approximately $8 million per year.
•An availability PIM on new gas generation approved in the resource plan, subject to a cap of $1 million per year.
A CPUC decision on the settlement is expected by the third quarter of 2025.
In September 2024, PSCo filed a proposed framework for CPUC review of pricing adjustments for both company owned and PPA resources to enable delivery of the approved portfolio in light of supply chain and geopolitical developments. In January 2025, the CPUC issued a decision granting limited potential pricing relief including potential tariff impacts, subject to evaluation in future CPCN proceedings for company owned projects.
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
Answer testimony was received in April 2025. The remaining procedural schedule is as follows:
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
The WMP integrates industry experience; incorporates evolving risk assessment methodologies; adds new technology; and expands the scope, pace and scale of our work to reduce wildfire risk in a comprehensive and efficient manner.
In April 2025, PSCo filed with the CPUC a comprehensive and unanimous settlement. Key terms include:
•Approval of the updated WMP, including scope of mitigation activities and the Public Safety Power Shutoffs plan, with certain modifications.
•Cost recovery of proposed investments through a Wildfire Mitigation Adjustment rider and recovery of transmission investments through the Transmission Cost Adjustment rider.
•PSCo agrees to request approval to pursue securitization of an estimated $1.2 billion of proposed WMP investments, with a target to complete the transaction by Jan. 1, 2029.
•Extension of the excess liability insurance deferral, with a cap of $50 million after PSCo’s current policy year, which ends October 2025.
A CPUC decision is expected by the third quarter of 2025.
Colorado Senate Bill 23-291 — In May 2023, Colorado Senate Bill 23-291 was signed into law. The legislation included a number of topics including for the CPUC to adopt rules to establish fuel cost mechanisms to align the financial incentives of a utility with the interests of the utility’s customers.

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
SPS
Pending and Recently Concluded Regulatory Proceedings
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
Bids from the RFP were received in January and are currently being evaluated. A portfolio selection filing is expected in the second quarter of 2025 followed by a certificate of need filing for the specific assets in the third quarter of 2025. The PUCT and NMPRC are expected to rule on the portfolio in 2026.
Texas System Resiliency Plan — In December 2024, SPS filed its Texas SRP with the PUCT. Consistent with PUCT requirements, SPS’ proposed plan discusses resiliency-related risks and the five measures that have been designed to help SPS prevent, withstand, mitigate or more promptly recover from resiliency events, including wildfire.
The proposed SRP covers 2025-2028 and includes a proposed $538 million of investment across the following measures:
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
In April 2025, SPS filed a unanimous stipulation and settlement agreement which includes approximately $490 million of spend over the plan period, adjusted largely to reflect the removal of the operational flexibility measure for investment in the normal course of business. The settlement also includes the deferral of distribution-related costs, including depreciation expense and carrying costs at SPS’ weighted average cost of capital.
SPS expects a PUCT decision on the settlement by the third quarter of 2025.
Excess Liability Insurance Deferral – In March 2025, SPS filed a request with the PUCT and in April 2025, SPS filed a request with the NMPRC for deferred accounting treatment for incremental excess liability insurance expense incurred as a result of the October 2024 policy renewal, estimated at approximately $30 million across the two jurisdictions. SPS has requested commission decisions by September 2025.
Other
Supply Chain
Xcel Energy’s ability to meet customer energy requirements and growing customer demand, respond to storm-related disruptions, and execute our capital expenditure program are dependent on maintaining an efficient supply chain.
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
In April 2025, the U.S. Department of Commerce announced its final determination in the countervailing duty circumvention and anti-dumping investigations. The rates will go into effect after the U.S. International Trade Commission makes its final determination, expected in the second quarter of 2025. Xcel Energy does not expect these determinations to impact its projects.
In January of 2025, the U.S. International Trade Commission made an affirmative determination in the preliminary phase of the anti-dumping and countervailing duty investigations concerning Active Anode Material, a component of lithium-ion batteries, from China. This case will be reviewed by the U.S. Department of Commerce and the International Trade Commission over the course of 2025.
In 2025, several executive orders have been issued imposing new global and country-specific tariffs on many imports, which may impact our procurement and development activities. Due to the current tariff level on Chinese products, utility-scale battery projects are at most risk to be impacted in terms of cost and/or schedule. Additionally, executive orders have been issued relating to the permitting of wind projects and the retirement of coal facilities.
Xcel Energy continues to assess the impacts of these tariffs, executive orders, trade complaints and federal policies on its business, including company owned projects and PPAs. Xcel Energy may seek regulatory relief, if required, in its jurisdictions.

Continued and/or further policy actions or other restrictions, disruptions in imports from key suppliers, or any new trade complaint could impact viability, timelines and costs of various projects and PPAs.
Excess Liability Insurance Coverage
Xcel Energy maintains excess liability coverage, which is intended to insure against liability to third parties. Through the third quarter of 2024, Xcel Energy had approximately $600 million of excess liability coverage; including $520 million of wildfire coverage with an annual premium of approximately $40 million. Examples of claims paid under this policy include property damage or bodily injury to members of the public caused by Xcel Energy’s employees, equipment or facilities. The increased wildfire liability risk and claims are driving a significant increase of premiums and reductions in insurance coverage in the excess liability markets, especially in the western United States. In October 2024, Xcel Energy renewed its excess liability coverage and now has $450 million of total coverage; including $450 million of wildfire coverage for the NSP System and $300 million of wildfire coverage for PSCo and SPS. The annual premium for this excess liability insurance is approximately $130 million. Xcel Energy has received an approved deferral at PSCo, and has filed for recovery through a deferral request or rate filings in other jurisdictions.

Critical Accounting Policies and Estimates
Preparation of the consolidated financial statements requires the application of accounting rules and guidance, as well as the use of estimates. Application of these policies involves judgments regarding future events, including the likelihood of success of particular projects, legal and regulatory challenges and anticipated recovery of costs. These judgments could materially impact the consolidated financial statements, based on varying assumptions. The financial and operating environment also may have a significant effect on the operation of the business and results reported. Items considered critical are included within the Xcel Energy Inc. Annual Report on Form 10-K for the year ended Dec. 31, 2024.

Environmental Regulation
In March 2025, the EPA announced that the agency will undertake various regulatory actions addressing a wide range of environmental regulations. This includes action on the 2024 power plant greenhouse gas regulations, Effluent Limitation Guidelines, the 2024 amendments to the CCR Rule and the 2023 Good Neighbor Plan, though no formal actions have been taken on these regulations to date. We will continue to monitor and respond as appropriate to EPA’s administrative efforts to take action.
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
Fair value of net commodity trading contracts as of March 31, 2025:

	Futures / Forwards Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
NSP-Minnesota (a)	$(17)	$(20)	$(4)	$—	$(41)
NSP- Minnesota (b)	5	5	(3)	2	9
PSCo (a)	1	4	—	—	5
	$(11)	$(11)	$(7)	$2	$(27)

	Options Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
NSP-Minnesota (b)	$—	$2	$13	$—	$15
	$—	$2	$13	$—	$15
(a)Prices actively quoted or based on actively quoted prices.
(b)Prices based on models and other valuation methods.
Changes in the fair value of commodity trading contracts before the impacts of margin-sharing for the three months ended March 31:

(Millions of Dollars)	2025	2024
Fair value of commodity trading net contracts outstanding at Jan. 1	$(2)	$1
Contracts realized or settled during the period	3	(1)
Commodity trading contract additions and changes during the period	(13)	2
Fair value of commodity trading net contracts outstanding at March 31	$(12)	$2
A 10% increase and 10% decrease in forward market prices for Xcel Energy’s commodity trading contracts would have likewise increased and decreased pretax income from continuing operations, by approximately $3 million and $4 million at March 31, 2025 and March 31, 2024, respectively.
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

(Millions of Dollars)	Three Months Ended March 31	Average	High	Low
2025	$1	$—	$1	$—
2024	1	—	1	—
Interest Rate Risk — Xcel Energy is subject to interest rate risk. Our risk management policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives.
A 100-basis point change in the benchmark rate on Xcel Energy’s variable rate debt would impact pretax interest expense annually by approximately $8 million in March 31, 2025 and 2024.
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
Xcel Energy’s subsidiaries are subject to credit risk from contracts with generating equipment manufacturers and other suppliers that require deposits or milestone payments. In the event of non-performance by these counterparties, the Xcel Energy subsidiaries could experience credit losses, increased costs or project delays. Xcel Energy frequently seeks to mitigate this risk by requiring parent guarantees, letters of credit or other types of credit support.
Xcel Energy is also subject to credit risk for all wholesale, trading and non-trading commodity counterparties and employs credit risk controls, such as letters of credit, parental guarantees, master netting agreements and termination provisions.

At March 31, 2025, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $28 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $27 million. At March 31, 2024, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $25 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $25 million.

Fair Value Measurements
Derivative contracts, with the exception of those designated as normal purchases and normal sales, are reported at fair value. Xcel Energy’s investments held in the nuclear decommissioning fund, rabbi trusts, pension and other postretirement funds are also subject to fair value accounting. See Note 8 to the consolidated financial statements for further information.

Liquidity and Capital Resources
Cash Flows
Operating Cash Flows

(Millions of Dollars)	Three Months Ended March 31
Cash provided by operating activities — 2024	$1,050

Components of change — 2025 vs. 2024
Lower net income	(5)
Non-cash transactions	81
Changes in deferred income taxes	(141)
Changes in working capital	65
Changes in net regulatory and other assets and liabilities	(22)
Cash provided by operating activities — 2025	$1,028
Net cash provided by operating activities decreased $22 million for the three months ended March 31, 2025 compared with the prior year. The decrease was largely due to the change in deferred income taxes due to PTC transfers and the timing of working capital payments, partially offset by interim rate refunds in Minnesota in the prior year.
Investing Cash Flows

(Millions of Dollars)	Three Months Ended March 31
Cash used in investing activities — 2024	$(1,556)

Components of change — 2025 vs. 2024
Increased capital expenditures	(451)
Other investing activities	16
Cash used in investing activities — 2025	$(1,991)
Net cash used in investing activities increased $435 million for the three months ended March 31, 2025 compared with the prior year. The increase in capital expenditures was largely due to continued system investment in renewable and transmission projects.
Financing Cash Flows

(Millions of Dollars)	Three Months Ended March 31
Cash provided by financing activities — 2024	$878

Components of change — 2025 vs. 2024
Lower net short-term repayments	346
Higher long-term debt issuances, net of repayments	599
Higher proceeds from issuance of common stock	114
Other financing activities	(30)
Cash provided by financing activities — 2025	$1,907
Net cash provided by financing activities increased $1,029 million for the three months ended March 31, 2025 compared with the prior year. The increase was largely related to additional debt and common stock issuances to fund capital investment.
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
•In January 2025, contributions of $125 million were made to Xcel Energy’s pension plans.
•In 2024, contributions of $100 million were made across four of Xcel Energy’s pension plans.
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
Short-Term Investments — Xcel Energy Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS maintain cash operating and short-term investment accounts.
As of Apr. 21, 2025, Xcel Energy Inc. and its utility subsidiaries had the following committed credit facilities available to meet liquidity needs:

(Millions of Dollars)	Credit Facility (a)	Drawn (b)	Available	Cash	Liquidity
Xcel Energy Inc.	$1,500	$200	$1,300	$115	$1,415
PSCo	700	30	670	377	1,047
NSP-Minnesota	700	72	628	19	647
SPS	500	255	245	10	255
NSP-Wisconsin	150	—	150	23	173
Total	$3,550	$557	$2,993	$544	$3,537
(a)Credit facilities expire in September 2027.
(b)Includes outstanding commercial paper and letters of credit.

Short-Term Debt — Xcel Energy Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS each have individual commercial paper programs. As of March 31, 2025, the authorized levels for these commercial paper programs are:
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
2025 Planned Financing Activity — Xcel Energy and its utility subsidiaries issued or plan to issue the following long-term debt:

Issuer	Security	Amount		Status	Tenor	Coupon
Xcel Energy Inc.	Senior Unsecured Notes	$1,100	million	Completed	3 Year & 10 Year	4.75% & 5.60%
PSCo	First Mortgage Bonds	1,000	million	Completed	9 Year & 30 Year	5.35% & 5.85%
NSP-Minnesota	First Mortgage Bonds	1,100	million	Second Quarter	10 Year & 30 Year	N/A
SPS	First Mortgage Bonds	450	million	Second Quarter	30 Year	N/A
NSP-Wisconsin	First Mortgage Bonds	250	million	Second Quarter	30 Year	N/A
PSCo	First Mortgage Bonds	1,000	million	Third Quarter	10 Year & 30 Year	N/A
In the three months ended March 31, 2025, 1.75 million shares ($122 million in net proceeds) were issued under an ATM program.
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
•Capital rider revenue is projected to increase $200 million to $210 million (net of PTCs). The update is primarily driven by earnings neutral changes, including PTC updates.
•O&M expenses are projected to increase ~3%.
•Depreciation expense is projected to increase approximately $210 million to $220 million.
•Property taxes are projected to increase $45 million to $55 million.
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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the market risk disclosure included in our Annual Report on Form 10-K for the year ended Dec. 31, 2024 under “Derivatives, Risk Management and Market Risk.”

PART II — OTHER INFORMATION

ITEM 1A — RISK FACTORS
Xcel Energy’s risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2024, which is incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the Form 10-K.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchaser:
The following table provides information about our purchases of equity securities that are registered by Xcel Energy Inc. pursuant to Section 12 of the Exchange Act for the quarter ended March 31, 2025.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
Jan. 1, 2025 - Jan. 31, 2025	—	$—	—	—
Feb. 1, 2025 - Feb. 28, 2025	—	—	—	—
March 1, 2025 - March 31, 2025 (a)	312	72.10	—	—
	312		—	—
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
As of March 31, 2025, based on an evaluation carried out under the supervision and with the participation of Xcel Energy’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that Xcel Energy’s disclosure controls and procedures were effective.
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

ITEM 5 — OTHER INFORMATION
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2025.

ITEM 6 — EXHIBITS

*	Indicates incorporation by reference

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation of Xcel Energy Inc., dated May 17, 2012	Xcel Energy Inc. Form 8-K dated May 16, 2012	3.01
3.02*	Bylaws of Xcel Energy Inc., as Amended and Restated on August 23, 2023	Xcel Energy Inc Form 8-K dated August 23, 2023	3.02
4.01	Supplemental Indenture No. 19, dated as of March 21, 2025 by and between Xcel Energy Inc. and U.S. Bank Trust Company, National Association (as successor to Computershare Trust Company, N.A.), as trustee, creating $350,000,000 aggregate principal amount of 4.75% Senior Notes, Series due March 21, 2028 and $750,000,000 aggregate principal amount of 5.60% Senior Notes, Series due April 15, 2035.	Xcel Energy Inc. Form 8-K dated March 21, 2025	4.01
4.02	Supplemental Indenture No. 36 dated as of March 1, 2025, between Public Service Company of Colorado and U.S. Bank Trust Company, National Association, as successor Trustee, creating $600 million principal amount of 5.85% First Mortgage Bonds, Series No. 43 due 2055.	PSCo Form 8-K dated March 20, 2025	4.03
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XCEL ENERGY INC.

04/24/2025	By:	/s/ MELISSA L. OSTROM
Melissa L. Ostrom
Senior Vice President, Controller
(Principal Accounting Officer)

	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)