Form 10-Q
period 2025-06-30
XCEL ENERGY INC
filed 2025-07-31
CIK 72903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2025
Common Stock, $2.50 par value	591,426,177 shares

This Form 10-Q is filed by Xcel Energy Inc. Additional information is available in various filings with the SEC. This report should be read in its entirety.

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
e prime	e prime inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
WYCO	WYCO Development, LLC
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
CPUC	Colorado Public Utilities Commission
DOC	Minnesota Department of Commerce
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utilities Commission
NDPSC	North Dakota Public Service Commission
NMPRC	New Mexico Public Regulation Commission
NRC	Nuclear Regulatory Commission
PSCW	Public Service Commission of Wisconsin
PUCT	Public Utility Commission of Texas
SEC	Securities and Exchange Commission
SDPUC	South Dakota Public Utilities Commission

Other
AFUDC	Allowance for funds used during construction
ALJ	Administrative Law Judge
ARRR	Application for rehearing, reargument, or reconsideration
ASU	Accounting standards update
ATM	At-the-market
C&I	Commercial and Industrial
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by EPA regulating the management, storage and disposal of CCRs as a nonhazardous waste
CDD	Cooling degree-days
CEO	Chief executive officer
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act

CFO	Chief financial officer
CO2	Carbon dioxide
CPCN	Certificate of Public Convenience and Necessity
CSPV	Crystalline Silicon Photovoltaic
CUB	Citizens Utility Board
DRIP	Dividend Reinvestment and Stock Purchase Program
DSM	Demand side management
EPS	Earnings per share
ETR	Effective tax rate
FTR	Financial transmission right
GAAP	United States generally accepted accounting principles
HDD	Heating degree-days
IPP	Independent power producing entity
IRP	Integrated Resource Plan
LLC	Limited liability company
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
NAV	Net asset value
NOx	Nitrogen Oxides
O&M	Operating and maintenance
OAG	Office of the Minnesota Attorney General
OBBB	One Big Beautiful Bill Act
PFAS	Per- and Polyfluoroalkyl Substances
PIM	Performance incentive mechanism
PPA	Power purchase agreement
PTC	Production tax credit
RDF	Refuse-derived fuel
RFP	Request for proposal
ROE	Return on equity
RTO	Regional Transmission Organization
SIP	State implementation plan
SPP	Southwest Power Pool, Inc.
SRP	System resiliency plan
THI	Temperature-humidity index
UCA	Colorado Office of the Utility Consumer Advocate
VaR	Value at Risk
VIE	Variable interest entity
WMP	Wildfire mitigation plan
XLI	Xcel Large Industrials

Measurements
GW	Gigawatts
MW	Megawatts

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

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Operating revenues
Electric	$2,878	$2,659	$5,713	$5,344
Natural gas	396	355	1,451	1,296
Other	13	14	29	37
Total operating revenues	3,287	3,028	7,193	6,677

Operating expenses
Electric fuel and purchased power	918	855	1,938	1,803
Cost of natural gas sold and transported	134	118	647	601
Cost of sales — other	1	1	3	9
Operating and maintenance expenses	675	662	1,361	1,267
Conservation and demand side management expenses	88	86	198	183
Depreciation and amortization	722	703	1,450	1,361
Taxes (other than income taxes)	172	154	342	325
Total operating expenses	2,710	2,579	5,939	5,549

Operating income	577	449	1,254	1,128

Other income, net	68	22	75	36
(Loss) earnings from equity method investments	(8)	8	(9)	16
Allowance for funds used during construction — equity	69	38	117	75

Interest charges and financing costs
Interest charges — includes other financing costs	349	319	681	610
Allowance for funds used during construction — debt	(27)	(16)	(50)	(30)
Total interest charges and financing costs	322	303	631	580

Income before income taxes	384	214	806	675
Income tax benefit	(60)	(88)	(121)	(115)
Net income	$444	$302	$927	$790

Weighted average common shares outstanding:
Basic	586	557	580	556
Diluted	588	557	582	556

Earnings per average common share:
Basic	$0.76	$0.54	$1.60	$1.42
Diluted	0.75	0.54	1.59	1.42

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Net income	$444	$302	$927	$790
Other comprehensive income
Pension and retiree medical benefits:
Reclassifications of losses to net income, net of tax	—	4	—	4
Derivative instruments:
Net fair value increase, net of tax	5	—	—	22
Reclassification of losses to net income, net of tax	1	—	2	1

Total other comprehensive income	6	4	2	27
Total comprehensive income	$450	$306	$929	$817

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Six Months Ended June 30
	2025	2024
Operating activities
Net income	$927	$790
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,461	1,370
Nuclear fuel amortization	55	53
Deferred income taxes	282	285
Allowance for equity funds used during construction	(117)	(75)
Loss (earnings) from equity method investments	9	(16)
Dividends from equity method investments	16	18
Provision for bad debts	31	28
Share-based compensation expense	21	17
Changes in operating assets and liabilities:
Accounts receivable	85	148
Accrued unbilled revenues	10	6
Inventories	(97)	(2)
Other current assets	89	(53)
Accounts payable	(154)	4
Net regulatory assets and liabilities	(50)	150
Other current liabilities	(290)	(439)
Pension and other employee benefit obligations	(115)	(98)
Other, net	(54)	54
Net cash provided by operating activities	2,109	2,240

Investing activities
Capital/construction expenditures	(4,415)	(3,368)
Purchase of investment securities	(571)	(469)
Proceeds from the sale of investment securities	570	450
Other, net	(14)	(16)
Net cash used in investing activities	(4,430)	(3,403)

Financing activities
Proceeds from short-term borrowings, net	125	17
Proceeds from issuances of long-term debt	3,893	3,644
Repayments of long-term debt	(932)	(550)
Proceeds from issuance of common stock	1,143	101
Dividends paid	(625)	(575)
Other, net	(8)	(5)
Net cash provided by financing activities	3,596	2,632

Net change in cash, cash equivalents and restricted cash	1,275	1,469
Cash, cash equivalents and restricted cash at beginning of period	179	129
Cash, cash equivalents and restricted cash at end of period	$1,454	$1,598

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(583)	$(517)
Cash received for income taxes, net; includes proceeds from tax credit transfers	408	351

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$1,081	$520
Inventory transfers to property, plant and equipment	217	164
Operating lease right-of-use assets	159	40
Allowance for equity funds used during construction	117	75
Issuance of common stock for reinvested dividends and/or equity awards	39	35

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data

	June 30, 2025	Dec. 31, 2024
Assets
Current assets
Cash and cash equivalents	$1,454	$179
Accounts receivable, net	1,133	1,249
Accrued unbilled revenues	822	832
Inventories	668	666
Regulatory assets	621	561
Derivative instruments	255	114
Prepaid taxes	62	72
Prepayments and other	652	652
Total current assets	5,667	4,325

Property, plant and equipment, net	60,751	57,198

Other assets
Nuclear decommissioning fund and other investments	4,087	3,896
Regulatory assets	2,840	2,849
Derivative instruments	60	72
Operating lease right-of-use assets	1,131	1,060
Other	801	635
Total other assets	8,919	8,512
Total assets	$75,337	$70,035

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$251	$1,103
Short-term debt	820	695
Accounts payable	2,096	1,781
Regulatory liabilities	893	852
Taxes accrued	360	535
Accrued interest	319	280
Dividends payable	337	314
Derivative instruments	27	37
Operating lease liabilities	211	227
Other	572	635
Total current liabilities	5,886	6,459

Deferred credits and other liabilities
Deferred income taxes	5,739	5,319
Regulatory liabilities	6,217	6,010
Asset retirement obligations	3,803	3,713
Derivative instruments	67	77
Customer advances	132	146
Pension and employee benefit obligations	360	477
Operating lease liabilities	945	867
Other	128	129
Total deferred credits and other liabilities	17,391	16,738

Commitments and contingencies
Capitalization
Long-term debt	31,099	27,316
Common stock — 1,000,000,000 shares authorized of $2.50 par value; 591,201,845 and 574,365,598 shares outstanding at June 30, 2025 and December 31, 2024, respectively	1,478	1,436
Additional paid in capital	10,736	9,601
Retained earnings	8,813	8,553
Accumulated other comprehensive loss	(66)	(68)
Total common stockholders’ equity	20,961	19,522
Total liabilities and equity	$75,337	$70,035

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)
(amounts in millions, except per share data; shares in actual amounts)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholders' Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended June 30, 2025 and 2024
Balance at March 31, 2024	555,470,302	$1,389	$8,481	$8,042	$(71)	$17,841
Net income				302		302
Other comprehensive income					4	4
Dividends declared on common stock ($0.55 per share)				(305)		(305)
Issuances of common stock	1,866,749	4	97			101
Share-based compensation			11			11
Balance at June 30, 2024	557,337,051	$1,393	$8,589	$8,039	$(67)	$17,954

Balance at March 31, 2025	576,547,051	$1,441	$9,729	$8,706	$(72)	$19,804
Net income				444		444
Other comprehensive income					6	6
Dividends declared on common stock ($0.57 per share)				(337)		(337)
Issuances of common stock	14,654,794	37	994			1,031
Share-based compensation			13			13
Balance at June 30, 2025	591,201,845	$1,478	$10,736	$8,813	$(66)	$20,961

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholders' Equity
	Shares	Par Value	Additional Paid In Capital
Six Months Ended June 30, 2025 and 2024
Balance at Dec. 31, 2023	554,941,703	$1,387	$8,465	$7,858	$(94)	$17,616
Net income				790		790
Other comprehensive income					27	27
Dividends declared on common stock ($1.10 per share)				(609)		(609)
Issuances of common stock	2,395,348	6	107			113
Share-based compensation			17			17
Balance at June 30, 2024	557,337,051	$1,393	$8,589	$8,039	$(67)	$17,954

Balance at Dec. 31, 2024	574,365,598	$1,436	$9,601	$8,553	$(68)	$19,522
Net income				927		927
Other comprehensive income					2	2
Dividends declared on common stock ($1.14 per share)				(665)		(665)
Issuances of common stock	16,836,247	42	1,111			1,153
Share-based compensation			24	(2)		22
Balance at June 30, 2025	591,201,845	$1,478	$10,736	$8,813	$(66)	$20,961

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of Xcel Energy as of June 30, 2025 and Dec. 31, 2024; the results of Xcel Energy’s operations, including the components of net income, comprehensive income, and changes in stockholders’ equity for the three and six months ended June 30, 2025 and 2024; and Xcel Energy’s cash flows for the six months ended June 30, 2025 and 2024
All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after June 30, 2025, up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2024 balance sheet information has been derived from the audited 2024 consolidated financial statements included in the Xcel Energy Inc. Annual Report on Form 10-K for the year ended Dec. 31, 2024.
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

3. Selected Balance Sheet Data

(Millions of Dollars)	June 30, 2025	Dec. 31, 2024
Accounts receivable, net
Accounts receivable	$1,228	$1,360
Less allowance for bad debts	(95)	(111)
Accounts receivable, net	$1,133	$1,249

(Millions of Dollars)	June 30, 2025	Dec. 31, 2024
Inventories
Materials and supplies	$441	$406
Fuel	171	164
Natural gas	56	96
Total inventories	$668	$666

(Millions of Dollars)	June 30, 2025	Dec. 31, 2024
Property, plant and equipment, net
Electric plant	$58,815	$56,791
Natural gas plant	10,044	9,834
Common and other property	3,612	3,515
Plant to be retired (a)	1,664	1,793
Construction work in progress	6,611	4,720
Total property, plant and equipment	80,746	76,653
Less accumulated depreciation	(20,469)	(19,852)
Nuclear fuel	3,623	3,491
Less accumulated amortization	(3,149)	(3,094)
Property, plant and equipment, net	$60,751	$57,198
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
Commercial paper and term loan borrowings outstanding for Xcel Energy:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2025	Year Ended Dec. 31, 2024
Borrowing limit	$4,750	$3,550
Amount outstanding at period end	820	695
Average amount outstanding	290	508
Maximum amount outstanding	820	1,314
Weighted average interest rate, computed on a daily basis	4.65%	5.47%
Weighted average interest rate at period end	4.59	4.64
Letters of Credit — Xcel Energy Inc. and its utility subsidiaries use letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. There was $42 million of letters of credit outstanding under the credit facilities at June 30, 2025 and Dec. 31, 2024. Amounts approximate their fair value and are subject to fees.

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
Amended Credit Agreements — In May 2025, Xcel Energy Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS each entered into an amended five-year credit agreement with a syndicate of banks. The aggregate borrowing limit was increased to $4.75 billion. The amended credit agreements have substantially the same terms and conditions as the prior agreements, with the following changes:
•Maturities were extended from September 2027 to December 2029.
•Borrowing limit for Xcel Energy Inc. was increased from $1.5 billion to $2 billion.
•Borrowing limit for PSCo was increased from $700 million to $1.2 billion.
•Borrowing limit for NSP-Minnesota was increased from $700 million to $800 million.
•Borrowing limit for SPS was increased from $500 million to $600 million.
As of June 30, 2025, Xcel Energy Inc. and its utility subsidiaries had the following committed revolving credit facilities available:

(Millions of Dollars)	Credit Facility (a)	Drawn (b)	Available
Xcel Energy Inc.	$2,000	$820	$1,180
PSCo	1,200	30	1,170
NSP-Minnesota	800	12	788
SPS	600	—	600
NSP-Wisconsin	150	—	150
Total	$4,750	$862	$3,888
(a)Expires in December 2029.
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
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity of the credit facility. Xcel Energy Inc. and its utility subsidiaries had no direct advances on the credit facilities outstanding as of June 30, 2025 and Dec. 31, 2024.
Bilateral Credit Agreement
In April 2025, NSP-Minnesota’s uncommitted bilateral credit agreement was renewed for an additional one-year term. The credit agreement is limited in use to support letters of credit.
As of June 30, 2025, NSP-Minnesota had $72 million of outstanding letters of credit under the $75 million bilateral credit agreement.
Long-Term Borrowings and Other Financing Instruments
During the six months ended June 30, 2025, Xcel Energy Inc. and its utility subsidiaries issued the following:
•Xcel Energy Inc. issued $350 million of 4.75% Senior Unsecured Notes due March 21, 2028 and $750 million of 5.60% Senior Unsecured Notes due April 15, 2035.
•PSCo issued $400 million of 5.35% First Mortgage Bonds due May 15, 2034 and $600 million of 5.85% First Mortgage Bonds due May 15, 2055.
•NSP-Minnesota issued $600 million of 5.05% First Mortgage Bonds due May 15, 2035 and $500 million of 5.65% First Mortgage Bonds due May 15, 2055.
•SPS issued $500 million of 5.30% First Mortgage Bonds due May 15, 2035.
•NSP-Wisconsin issued $250 million of 5.65% First Mortgage Bonds due June 15, 2054.
ATM Equity Offering — In October 2023, Xcel Energy Inc. filed a prospectus supplement under which it may sell up to $2.5 billion of its common stock through an ATM program. In 2024, 18.3 million shares of common stock were issued ($1.10 billion in net proceeds and $9 million in transaction fees paid). In the six months ended June 30, 2025, 16.3 million shares ($1.15 billion in net proceeds and $9 million in transaction fees paid) were issued under the ATM program. As of June 30, 2025, approximately $50 million remained available for sale under the ATM program.
Forward Equity Agreements — In November 2024, Xcel Energy Inc. entered into forward sale agreements in connection with completed public offerings of 21.1 million shares of Xcel Energy common stock. The initial forward agreements were for 18.3 million shares with additional agreements for 2.8 million shares exercised at the option of the banking counterparties.
At June 30, 2025, the forward agreements could have been settled with physical delivery of 21.1 million common shares to the banking counterparties in exchange for cash of $1.35 billion. The agreements could also have been settled at June 30, 2025 with delivery of approximately $100 million of cash or approximately 1.5 million shares of common stock to the banking counterparties, if Xcel Energy unilaterally elected net cash or net share settlement, respectively.
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
Equity through DRIP and Benefits Program — Xcel Energy issued $39 million and $40 million of equity through the DRIP and benefits programs during the six months ended June 30, 2025 and 2024, respectively. The programs allow shareholders to reinvest their dividends directly in Xcel Energy Inc. common stock.

Xcel Energy Inc.’s Purchase of NSP-Minnesota’s First Mortgage Bonds — During the six months ended June 30, 2025, Xcel Energy Inc. purchased $128 million in aggregate principal amounts of NSP-Minnesota’s 2.90% First Mortgage Bonds Series due March 1, 2050, 2.60% First Mortgage Bonds Series due June 1, 2051 and 3.20% First Mortgage Bonds Series due April 1, 2052, for $81 million. On a consolidated basis, Xcel Energy Inc.’s repurchase of NSP-Minnesota First Mortgage Bonds was accounted for as a debt extinguishment and resulted in a pre-tax gain of approximately $43 million, net of unamortized discount and debt issuance costs. Interest expense related to the repurchased bonds was immaterial for the six months ended June 30, 2025.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. Xcel Energy’s operating revenues consisted of the following:

	Three Months Ended June 30, 2025
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$881	$212	$—	$1,093
C&I	1,474	119	7	1,600
Other	38	—	2	40
Total retail	2,393	331	9	2,733
Wholesale	145	—	—	145
Transmission	169	—	—	169
Other	22	45	—	67
Total revenue from contracts with customers	2,729	376	9	3,114
Alternative revenue and other	149	20	4	173
Total revenues	$2,878	$396	$13	$3,287

	Three Months Ended June 30, 2024
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$801	$191	$—	$992
C&I	1,335	97	6	1,438
Other	36	—	3	39
Total retail	2,172	288	9	2,469
Wholesale	137	—	—	137
Transmission	148	—	—	148
Other	17	42	—	59
Total revenue from contracts with customers	2,474	330	9	2,813
Alternative revenue and other	185	25	5	215
Total revenues	$2,659	$355	$14	$3,028

	Six Months Ended June 30, 2025
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,805	$844	$1	$2,650
C&I	2,807	439	17	3,263
Other	73	—	4	77
Total retail	4,685	1,283	22	5,990
Wholesale	351	—	—	351
Transmission	341	—	—	341
Other	39	96	—	135
Total revenue from contracts with customers	5,416	1,379	22	6,817
Alternative revenue and other	297	72	7	376
Total revenues	$5,713	$1,451	$29	$7,193

	Six Months Ended June 30, 2024
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,660	$759	$10	$2,429
C&I	2,611	371	15	2,997
Other	70	—	5	75
Total retail	4,341	1,130	30	5,501
Wholesale	310	—	—	310
Transmission	306	—	—	306
Other	36	101	—	137
Total revenue from contracts with customers	4,993	1,231	30	6,254
Alternative revenue and other	351	65	7	423
Total revenues	$5,344	$1,296	$37	$6,677

6. Income Taxes
Reconciliation between the statutory rate and ETR:

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Federal statutory rate	21.0%	21.0%	21.0%	21.0%
State income tax on pretax income, net of federal tax effect	4.8	5.1	4.7	4.9
(Decreases) increases:
PTCs (a)	(33.8)	(60.3)	(33.5)	(36.8)
Plant regulatory differences (b)	(6.5)	(7.0)	(6.6)	(6.0)
Other tax credits, net operating loss & tax credit allowances	(1.3)	(1.3)	(1.3)	(0.8)
Other, net	0.2	1.4	0.7	0.7
Effective income tax rate	(15.6)%	(41.1)%	(15.0)%	(17.0)%
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
•Liability awards subject to a performance condition; any portions settled in shares are included in common shares outstanding upon settlement.
Common shares outstanding used in the basic and diluted EPS computation:

	Three Months Ended June 30		Six Months Ended June 30
(Shares in Millions)	2025	2024	2025	2024
Basic	586	557	580	556
Diluted (a)	588	557	582	556
(a)Diluted common shares outstanding included common stock equivalents of 2.0 million and 0.2 million for the three months ended June 30, 2025 and 2024, respectively. Diluted common shares outstanding included common stock equivalents of 1.7 million and 0.2 million for the six months ended June 30, 2025 and 2024, respectively.

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
Unrealized gains for the nuclear decommissioning fund were $1.6 billion and $1.4 billion as of June 30, 2025 and Dec. 31, 2024, respectively, and unrealized losses were $47 million and $49 million as of June 30, 2025 and Dec. 31, 2024, respectively.
Non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund:

	June 30, 2025
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$56	$56	$—	$—	$—	$56
Commingled funds	703	—	—	—	1,032	1,032
Debt securities	879	—	864	10	—	874
Equity securities	538	1,730	2	—	—	1,732
Total	$2,176	$1,786	$866	$10	$1,032	$3,694
(a)Reported in nuclear decommissioning fund and other investments on the consolidated balance sheets, which also includes $232 million of equity method investments and $161 million of rabbi trust assets and other miscellaneous investments.

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
For the three and six months ended June 30, 2025 and 2024, there were no transfers of Level 3 investments between levels.
Contractual maturity dates of debt securities in the nuclear decommissioning fund as of June 30, 2025:

	Final Contractual Maturity
(Millions of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Debt securities	$14	$327	$258	$275	$874
Rabbi Trusts
Xcel Energy has established rabbi trusts to provide partial funding for future deferred compensation plan distributions. The fair value of assets held in the rabbi trusts were $102 million and $96 million at June 30, 2025 and Dec. 31, 2024, respectively, comprised of cash equivalents and mutual funds (level 1 valuation methods). Amounts are reported in nuclear decommissioning fund and other investments on the consolidated balance sheet.
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
As of June 30, 2025, accumulated other comprehensive loss related to interest rate derivatives included $3 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of June 30, 2025, Xcel Energy had no unsettled interest swaps outstanding.
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
The most significant derivative positions outstanding at June 30, 2025 and Dec. 31, 2024 for this purpose relate to FTR instruments administered by MISO and SPP. These instruments are intended to offset the impacts of transmission system congestion.
When Xcel Energy enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers, the instruments are not typically designated as qualifying hedging transactions. The classification of unrealized losses or gains on these instruments as a regulatory asset or liability, if applicable, is based on approved regulatory recovery mechanisms.
As of June 30, 2025, Xcel Energy had no commodity contracts designated as cash flow hedges.
Gross notional amounts of commodity forwards, options and FTRs:

(Amounts in Millions) (a)(b)	June 30, 2025	Dec. 31, 2024
MWh of electricity	65	38
MMBtu of natural gas	60	77
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
As of June 30, 2025, two of Xcel Energy’s ten most significant counterparties for these activities, comprising $23 million, or 15%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings.
Seven of the ten most significant counterparties, comprising $70 million, or 46%, of this credit exposure, were not rated by these external ratings agencies, but based on Xcel Energy’s internal analysis, had credit quality consistent with investment grade.
One of these significant counterparties, comprising $31 million, or 20%, of this credit exposure, had credit quality less than investment grade, based on internal analysis.
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
As of June 30, 2025 and Dec. 31, 2024, there were $9 million and $11 million of derivative liabilities with such underlying contract provisions.
Certain contracts also contain cross default provisions that may require the posting of collateral or settlement of the contracts if there was a failure under other financing arrangements related to payment terms or other covenants.
As of June 30, 2025 and Dec. 31, 2024, there were approximately $56 million and $69 million of derivative liabilities with such underlying contract provisions, respectively.
Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that a given utility subsidiary’s ability to fulfill its contractual obligations is reasonably expected to be impaired.
Xcel Energy had no collateral posted related to adequate assurance clauses in derivative contracts as of June 30, 2025 and Dec. 31, 2024.
Recurring Derivative Fair Value Measurements
Impact of derivative activity:

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory Assets and Liabilities
Three Months Ended June 30, 2025
Derivatives designated as cash flow hedges:
Interest rate	$5	$—
Total	$5	$—
Other derivative instruments:
Electric commodity	$—	$9
Total	$—	$9

Six Months Ended June 30, 2025
Derivatives designated as cash flow hedges:
Interest rate	$1	$—
Total	$1	$—
Other derivative instruments:
Electric commodity	$—	$14
Natural gas commodity	—	7	(a)
Total	$—	$21

Three Months Ended June 30, 2024
Other derivative instruments:
Electric commodity	$—	$42
Natural gas commodity	$—	$(1)
Total	$—	$41

Six Months Ended June 30, 2024
Derivatives designated as cash flow hedges:
Interest rate	$29	$—
Total	$29	$—
Other derivative instruments:
Electric commodity	$—	$41
Natural gas commodity	—	3
Total	$—	$44
(a)Other than $2 million of 2025 losses recorded to electric fuel and purchased power, amounts are recorded to cost of natural gas sold and transported. Amounts are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset, as appropriate.

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and Liabilities
Three Months Ended June 30, 2025
Derivatives designated as cash flow hedges:
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments:
Commodity trading	$—		$—		$6	(b)
Electric commodity	—		(16)	(c)	—
Total	$—		$(16)		$6

Six Months Ended June 30, 2025
Derivatives designated as cash flow hedges:
Interest rate	$2	(a)	$—		$—
Total	$2		$—		$—
Other derivative instruments:
Commodity trading	$—		$—		$(7)	(b)
Electric commodity	—		(21)	(c)	—
Natural gas commodity	—		—		(13)	(d)(e)
Total	$—		$(21)		$(20)

Three Months Ended June 30, 2024
Derivatives designated as cash flow hedges:
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments:
Commodity trading	$—		$—		$(14)	(b)
Electric commodity	—		(15)	(c)	—
Total	$—		$(15)		$(14)

Six Months Ended June 30, 2024
Derivatives designated as cash flow hedges:
Interest rate	$2	(a)	$—		$—
Total	$2		$—		$—
Other derivative instruments:
Commodity trading	$—		$—		$(22)	(b)
Electric commodity	—		(3)	(c)	—
Natural gas commodity	—		—		(14)	(d)(e)
Total	$—		$(3)		$(36)
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
(e)Relates primarily to option premium amortization.
Xcel Energy had no derivative instruments designated as fair value hedges during the six months ended June 30, 2025 and 2024.

Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2025						Dec. 31, 2024
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$7	$20	$7	$34	$(23)	$11	$6	$20	$8	$34	$(23)	$11
Electric commodity	—	—	243	243	(2)	241	—	—	90	90	(1)	89
Natural gas commodity	—	3	—	3	—	3	—	14	—	14	—	14
Total current derivative assets	$7	$23	$250	$280	$(25)	$255	$6	$34	$98	$138	$(24)	$114
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$9	$30	$37	$76	$(16)	$60	$8	$37	$47	$92	$(20)	$72
Total noncurrent derivative assets	$9	$30	$37	$76	$(16)	$60	$8	$37	$47	$92	$(20)	$72

	June 30, 2025						Dec. 31, 2024
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Other derivative instruments:
Commodity trading	$8	$29	$6	$43	$(23)	$20	$7	$35	$5	$47	$(23)	$24
Electric commodity	—	—	2	2	(2)	—	—	—	1	1	(1)	—
Natural gas commodity	—	1	—	1	—	1	—	7	—	7	—	7
Total current derivative liabilities	$8	$30	$8	$46	$(25)	21	$7	$42	$6	$55	$(24)	31
PPAs (b)						6						6
Current derivative instruments						$27						$37
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$11	$28	$36	$75	$(21)	$54	$11	$32	$40	$83	$(22)	$61
Total noncurrent derivative liabilities	$11	$28	$36	$75	$(21)	54	$11	$32	$40	$83	$(22)	61
PPAs (b)						13						16
Noncurrent derivative instruments						$67						$77
(a)Xcel Energy nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement. At June 30, 2025 and Dec. 31, 2024, derivative assets and liabilities include no obligations to return cash collateral. At June 30, 2025 and Dec. 31, 2024, derivative assets and liabilities include rights to reclaim cash collateral of $5 million and $2 million, respectively. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)Xcel Energy currently applies the normal purchase exception to qualifying PPAs. Balance relates to specific contracts that were previously recognized at fair value prior to applying the normal purchase exception, and are being amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Changes in Level 3 commodity derivatives:

	Three Months Ended June 30
(Millions of Dollars)	2025	2024
Balance at April 1	$118	$91
Purchases (a)	194	174
Settlements (a)	(86)	(110)
Net transactions recorded during the period:
(Losses) gains recognized in earnings (b)	(6)	3
Net gains recognized as regulatory assets and liabilities (a)	23	81
Balance at June 30	$243	$239

	Six Months Ended June 30
(Millions of Dollars)	2025	2024
Balance at Jan. 1	$99	$90
Purchases (a)	260	177
Settlements (a)	(144)	(161)
Net transactions recorded during the period:
(Losses) gains recognized in earnings (b)	(8)	3
Net gains recognized as regulatory assets and liabilities (a)	36	130
Balance at June 30	$243	$239
(a)Relates primarily to NSP-Minnesota and SPS FTR instruments administered by MISO and SPP.
(b)Relates to commodity trading and is subject to substantial offsetting losses and gains on derivative instruments categorized as levels 1 and 2 in the income statement. See above tables for the income statement impact of derivative activity, including commodity trading gains and losses.
Fair Value of Long-Term Debt
As of June 30, 2025, other financial instruments for which the carrying amount did not equal fair value:

	June 30, 2025		Dec. 31, 2024
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$31,350	$28,353	$28,419	$25,115
Fair value of Xcel Energy’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of June 30, 2025 and Dec. 31, 2024, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

9. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended June 30
	2025	2024	2025	2024
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$19	$19	$—	$1
Interest cost (a)	39	38	6	5
Expected return on plan assets (a)	(52)	(51)	(5)	(5)
Amortization of prior service credit (a)	—	(1)	—	—
Amortization of net loss (a)	7	8	1	—
Settlement charge (b)	—	56	—	—
Net periodic benefit cost	13	69	2	1
Effects of regulation	2	(40)	—	—
Net benefit cost recognized for financial reporting	$15	$29	$2	$1

	Six Months Ended June 30
	2025	2024	2025	2024
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$38	$38	$—	$1
Interest cost (a)	78	76	12	10
Expected return on plan assets (a)	(104)	(103)	(10)	(9)
Amortization of prior service credit (a)	—	(1)	—	—
Amortization of net loss (a)	14	15	2	1
Settlement charge (b)	—	56	—	—
Net periodic benefit cost	26	81	4	3
Effects of regulation	4	(36)	—	—
Net benefit cost recognized for financial reporting	$30	$45	$4	$3
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
In September 2024, the Judge presiding over the consolidated cases in Boulder County issued an order regarding the trial that resolves, on a preliminary basis, certain disputes over the structure of the September 2025 trial. The Court ruled that all Plaintiffs should be bound by a trial on liability unless they opt-out with good cause. The Court also ruled that liability and damages should be largely or entirely tried separately, meaning that common questions of law and fact regarding liability would be decided first, and a majority or all of the damages phase will occur separately following the liability phase of trial. The individual plaintiffs filed a motion for reconsideration of the opt-out portion of this order, which the Court denied in November 2024, confirming that plaintiffs will have to demonstrate good cause in order to opt out of the trial. The Court also denied PSCo’s request for a change in venue, ruling that the trial will take place in Boulder County. In June 2025, the Court dismissed Xcel Energy, Inc. from the complaints that named that entity as a defendant, due to lack of jurisdiction.
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
In the event PSCo or Xcel Energy Services Inc. was found liable related to this litigation and were required to pay damages, such amounts could exceed our insurance coverage of approximately $500 million (of which approximately $400 million of coverage remains after consideration of legal costs incurred through June 30, 2025) and have a material adverse effect on our financial condition, results of operations or cash flows. However, due to uncertainty as to the cause of the fire and the extent and magnitude of potential damages, PSCo and Xcel Energy Services Inc. are unable to estimate the amount or range of possible losses in connection with the Marshall Fire.
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
SPS is aware of approximately 27 complaints, most of which have also named Xcel Energy Services Inc. as an additional defendant, relating to the Smokehouse Creek Fire Complex. The complaints generally allege that SPS’ equipment ignited the Smokehouse Creek Fire Complex and seek compensation for losses resulting from the fire, asserting various causes of action under Texas law. In addition to seeking compensatory damages, certain of the complaints also seek exemplary damages. Of the 27 complaints, seven have been resolved and dismissed to date, with four others settled and pending dismissal. SPS has also received approximately 253 claims for losses related to the Smokehouse Creek Fire Complex through its claims process and has reached final settlements on 187 of those claims as of the date of this filing. In addition to filed complaints and claims made through SPS’ claims process, SPS has also received information from attorneys for claims related to the Smokehouse Creek Fire Complex which have not been submitted through the claims process and have also not been filed as lawsuits, and has reached settlement of a portion of those claims. SPS anticipates additional complaints and demands will be made. SPS has settled claims related to both of the fatalities believed to be associated with the Smokehouse Creek Fire Complex and has reached a settlement in principle with the subrogated insurer plaintiffs.
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
Settlements reached as of the date of this filing, including the settlement in principle with the subrogated insurer plaintiffs, total $176 million of expected loss payments, of which $123 million and $35 million were paid through June 30, 2025 and Dec. 31, 2024, respectively. A remaining estimated liability of $167 million and $180 million is presented in other current liabilities as of June 30, 2025 and Dec. 31, 2024, respectively.
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

SPS records insurance recoveries when it is deemed probable that recovery will occur, and SPS can reasonably estimate the amount or range. Insurance receivables of $221 million and $210 million, net of recoveries received, are presented in prepayments and other current assets as of June 30, 2025 and Dec. 31, 2024, respectively. While SPS plans to seek recovery of all insured losses, it is unable to predict the ultimate amount and timing of such insurance recoveries.
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
Prairie Island Outage Prudency Review — In March 2024, NSP-Minnesota filed its annual fuel clause adjustment true-up petition to the MPUC. In a response to that petition, intervenors recommended refunds for replacement power costs related to an outage at the Prairie Island generating station (October 2023 through February 2024).
In a September 2024 decision, the MPUC ruled NSP-Minnesota was imprudent in the operation of the Prairie Island nuclear plant based on an incident that resulted in the extended outage. The MPUC did not quantify the refund and referred the determination of the refund amount to the Office of Administrative Hearings. NSP-Minnesota recorded an estimated liability for a customer refund in 2024.
In May 2025, in the resulting case currently before an ALJ to determine the refund amount, NSP-Minnesota submitted testimony asserting that no more than $6 million of customer refunds are warranted for the outage.
In July 2025, intervenor testimony was filed by the DOC, OAG, and XLI. These parties, together with the CUB, also filed a joint motion requesting the ALJ rule that customer refunds cannot be adjusted as proposed by NSP-Minnesota, including certain reductions for avoided future outages. If the most recent DOC and OAG recommendations are applied to both 2023 and 2024, NSP-Minnesota estimates that the customer refunds would be approximately $34 million.
Rebuttal testimony is due in August 2025, with an ALJ report expected in March 2026 and an MPUC decision expected in the second quarter of 2026.
Cabin Creek Prudency Review — In 2015, the CPUC granted a CPCN for an $88 million upgrade project to increase the generating and storage capacity of the Cabin Creek hydroelectric storage facility, which anticipated project completion in 2020. Due to significant and unforeseen challenges, the project was not completed until 2023 and cost approximately $110 million.
In February 2025, CPUC Staff recommended a disallowance of $21 million and UCA recommended a range of disallowances from $71 million to $138 million.
In April 2025, PSCo and CPUC Staff filed a settlement agreement that would resolve the matter, with terms including reduced return on the upgrade project totaling $8 million, recognized over five years.
In June 2025, the ALJ recommended that the CPUC approve the settlement. A final decision is expected in the third quarter of 2025.
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
Xcel Energy has also identified coal ash that is expected to be required to be removed from certain closed coal-generating facilities at estimated costs totaling approximately $105 million. AROs have been recorded, with the costs expected to be recoverable through regulatory mechanisms.
Xcel Energy continues to perform site investigation activities related to the CCR Rule, which may result in updates to estimated costs as well as identification of additional required corrective actions.

In July 2025, the EPA issued a proposed rule amending the CCR Legacy rule. The proposal seeks to extend deadlines for various regulatory actions and clarify previous information regarding implementation of the rule. Xcel Energy is reviewing the rule to determine any potential impacts.
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
Components of lease expense:

	Three Months Ended June 30
(Millions of Dollars)	2025	2024
Operating leases
PPA capacity payments	$54	$57
Other operating leases (a)	10	11
Total operating lease expense (b)	$64	$68
Finance leases
Amortization of ROU assets	$1	$1
Interest expense on lease liability	3	3
Total finance lease expense	$4	$4
(a)Includes immaterial short-term lease expense.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.

	Six Months Ended June 30
(Millions of Dollars)	2025	2024
Operating leases
PPA capacity payments	$111	$115
Other operating leases (a)	23	22
Total operating lease expense (b)	$134	$137
Finance leases
Amortization of ROU assets	$2	$2
Interest expense on lease liability	7	7
Total finance lease expense	$9	$9
(a)Includes immaterial short-term lease expense.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.
Commitments under operating and finance leases as of June 30, 2025:

(Millions of Dollars)	PPA Operating Leases	Other Operating Leases	Total Operating Leases	Finance Leases (a)
Total minimum obligation	$954	$526	$1,480	$204
Interest component of obligation	(120)	(204)	(324)	(143)
Present value of minimum obligation	$834	$322	1,156	61
Less current portion			(211)	(2)
Noncurrent operating and finance lease liabilities			$945	$59
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
The utility subsidiaries had 3,751 MW of capacity under long-term PPAs as of both June 30, 2025 and Dec. 31, 2024, with entities that have been determined to be variable interest entities. The PPAs have expiration dates through 2048.

Other
Guarantees and Bond Indemnifications — Xcel Energy Inc. and its subsidiaries provide guarantees and bond indemnities, which guarantee payment or performance. Xcel Energy Inc.’s exposure is based upon the net liability under the specified agreements or transactions. Most of the guarantees and bond indemnities issued by Xcel Energy Inc. and its subsidiaries have a stated maximum amount.
As of June 30, 2025 and Dec. 31, 2024, Xcel Energy had no assets held as collateral related to their guarantees, bond indemnities and indemnification agreements. Guarantees and bond indemnities issued and outstanding for Xcel Energy were approximately $111 million and $93 million at June 30, 2025 and Dec. 31, 2024, respectively.

Other Indemnification Agreements — Xcel Energy Inc. and its subsidiaries provide indemnifications through various contracts. These are primarily indemnifications against adverse litigation outcomes in connection with underwriting agreements, breaches of representations and warranties, including corporate existence, transaction authorization and income tax matters with respect to assets sold, as well as disallowances or reductions to the contractual amounts of tax credit transfers.
Xcel Energy Inc.’s and its subsidiaries’ obligations under these agreements may be limited in terms of duration and amount. Maximum future payments under these indemnifications cannot be reasonably estimated as the dollar amounts are often not explicitly stated.

11. Other Comprehensive Loss
Changes in accumulated other comprehensive loss, net of tax:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at April 1	$(33)	$(39)	$(72)	$(30)	$(41)	$(71)
Other comprehensive gain before reclassifications	5	—	5	—	—	—
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (a)	1	—	1	—	—	—
Amortization of net actuarial losses (b)	—	—	—	—	4	4
Net current period other comprehensive income	6	—	6	—	4	4
Accumulated other comprehensive loss at June 30	$(27)	$(39)	$(66)	$(30)	$(37)	$(67)

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(29)	$(39)	$(68)	$(53)	$(41)	$(94)
Other comprehensive gain before reclassifications	—	—	—	22	—	22
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (a)	2	—	2	1	—	1
Amortization of net actuarial losses (b)	—	—	—	—	4	4
Net current period other comprehensive income	2	—	2	23	4	27
Accumulated other comprehensive loss at June 30	$(27)	$(39)	$(66)	$(30)	$(37)	$(67)
(a)Included in interest charges.
(b)Included in the computation of net periodic pension and postretirement benefit costs. See Note 9 for further information.

12. Segment Information
Segment information and reconciliation to Xcel Energy’s consolidated net income:

	Three Months Ended June 30, 2025
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues	$2,878	$396	$3,274
Intersegment revenue	—	6	6
Total segment revenues	2,878	402	3,280
Electric fuel and purchased power	918	—	918
Cost of natural gas sold and transported	—	134	134
O&M expenses	554	106	660
Depreciation and amortization	617	102	719
Other segment expenses, net	156	27	183
Interest charges and financing costs	213	31	244
Income tax benefit	(48)	(4)	(52)
Net income	$468	$6	$474

Total segment net income			$474
Non-segment net loss			(30)
Consolidated net income			$444

	Three Months Ended June 30, 2024
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues	$2,659	$355	$3,014
Electric fuel and purchased power	855	—	855
Cost of natural gas sold and transported	—	118	118
O&M expenses	553	101	654
Depreciation and amortization	612	87	699
Other segment expenses, net	161	19	180
Interest charges and financing costs	198	30	228
Income tax benefit	(73)	(3)	(76)
Net income	$353	$3	$356

Total segment net income			$356
Non-segment net loss			(54)
Consolidated net income			$302

	Six Months Ended June 30, 2025
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues	$5,713	$1,451	$7,164
Intersegment revenue	—	11	11
Total segment revenues	5,713	1,462	7,175
Electric fuel and purchased power	1,938	—	1,938
Cost of natural gas sold and transported	—	647	647
O&M expenses	1,122	211	1,333
Depreciation and amortization	1,243	200	1,443
Other segment expenses, net	327	84	411
Interest charges and financing costs	417	61	478
Income tax (benefit) expense	(143)	57	(86)
Net income	$809	$202	$1,011

Total segment net income			$1,011
Non-segment net loss			(84)
Consolidated net income			$927

	Six Months Ended June 30, 2024
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues	$5,344	$1,296	$6,640
Intersegment revenue	1	1	2
Total segment revenues	5,345	1,297	6,642
Electric fuel and purchased power	1,803	—	1,803
Cost of natural gas sold and transported	—	601	601
O&M expenses	1,056	206	1,262
Depreciation and amortization	1,181	173	1,354
Other segment expenses, net	350	53	403
Interest charges and financing costs	384	57	441
Income tax (benefit) expense	(140)	46	(94)
Net income	$711	$161	$872

Total segment net income			$872
Non-segment net loss			(82)
Consolidated net income			$790
Equity method investments in the regulated natural gas utility segment of $84 million and $85 million at June 30, 2025 and Dec. 31, 2024, respectively, primarily relate to WYCO. Non-segment equity method investments of $148 million and $161 million as of June 30, 2025 and Dec. 31, 2024, respectively, relate to investments in energy technology funds.
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

Other segment expenses, net, for the reportable segments includes conservation and DSM expenses, taxes (other than income taxes), other income, net, earnings from equity method investments, intersegment expenses and AFUDC - equity.

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
Summarized diluted EPS for Xcel Energy:

	Three Months Ended June 30		Six Months Ended June 30
Diluted Earnings (Loss) Per Share	2025	2024	2025	2024
PSCo	$0.26	$0.21	$0.71	$0.61
NSP-Minnesota	0.32	0.24	0.64	0.61
SPS	0.17	0.16	0.27	0.26
NSP-Wisconsin	0.05	0.04	0.12	0.12
Earnings from equity method investments — WYCO	0.01	0.01	0.02	0.02
Regulated utility	0.81	0.66	1.76	1.62
Xcel Energy Inc. and Other	(0.06)	(0.12)	(0.17)	(0.20)
GAAP and ongoing diluted EPS	$0.75	$0.54	$1.59	$1.42
Summary of Earnings
Xcel Energy — Xcel Energy’s second quarter GAAP and ongoing diluted earnings were $0.75 per share compared with $0.54 per share in the same period in 2024. The change in earnings per share was primarily driven by increased recovery of infrastructure investments partially offset by higher O&M expenses, depreciation and interest charges. Fluctuations in electric and natural gas revenues associated with changes in fuel and purchased power and/or natural gas sold and transported generally do not significantly impact earnings (changes in costs are offset by the related variation in revenues).
PSCo — GAAP and ongoing earnings increased $0.05 per share for the second quarter of 2025 and $0.10 year-to-date. The year-to-date change was driven by higher recovery of electric and natural gas infrastructure investments, which was partially offset by increased depreciation and interest charges.
NSP-Minnesota — GAAP and ongoing earnings increased $0.08 per share for the second quarter of 2025 and $0.03 year-to-date. The year-to-date change was driven by higher recovery of electric infrastructure investments, which was partially offset by increased O&M expenses, depreciation and interest charges.
SPS — GAAP and ongoing earnings increased $0.01 per share for the second quarter of 2025 and year-to-date. The year-to-date change was driven by higher recovery of electric infrastructure investments and sales growth, partially offset by increased interest and O&M expenses.

NSP-Wisconsin — GAAP and ongoing earnings increased $0.01 per share for the second quarter of 2025 and were flat year-to-date. The year-to-date change was driven by higher recovery of electric and natural gas infrastructure investments, which was offset by increased O&M expenses and depreciation.
Xcel Energy Inc. and Other — Primarily includes financing costs and interest income at the holding company and earnings from investment funds, which are accounted for as equity method investments. The increase in earnings was largely due to a gain on debt repurchases, partially offset by the performance of the equity method investments, which primarily invest in energy technology companies, and higher debt levels.
Changes in GAAP and Ongoing EPS
Components significantly contributing to changes in 2025 EPS compared to 2024:

Diluted Earnings (Loss) Per Share	Three Months Ended June 30	Six Months Ended June 30
GAAP and ongoing EPS — 2024	$0.54	$1.42

Components of change - 2025 vs. 2024
Higher electric revenues	0.29	0.49
Higher natural gas revenues	0.05	0.21
Higher AFUDC equity & debt	0.07	0.10
Higher electric fuel and purchased power (a)	(0.08)	(0.18)
Higher O&M expenses	(0.02)	(0.13)
Higher depreciation	(0.03)	(0.12)
Higher interest charges	(0.04)	(0.09)
Higher costs of natural gas sold and transported (a)	(0.02)	(0.06)
Other, net	(0.01)	(0.05)
GAAP and ongoing EPS — 2025	$0.75	$1.59
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
As a result, weather deviations from normal levels can affect Xcel Energy’s financial performance. Gas decoupling mechanisms (and electric sales true-up in 2024) in Minnesota predominately mitigate the positive and adverse impacts of weather in that jurisdiction.
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
Percentage increase (decrease) in normal and actual HDD, CDD and THI:

	Three Months Ended June 30			Six Months Ended June 30
	2025 vs. Normal	2024 vs. Normal	2025 vs. 2024	2025 vs. Normal	2024 vs. Normal	2025 vs. 2024
HDD	(7.1)%	(21.4)%	15.1%	(1.3)%	(13.2)%	11.2%
CDD	(6.7)	36.8	(28.8)	(5.9)	36.5	(28.1)
THI	(7.1)	(37.6)	50.3	(7.3)	(37.7)	50.3
Weather — Estimated impact of temperature variations on EPS compared with normal weather conditions:

	Three Months Ended June 30			Six Months Ended June 30
	2025 vs. Normal	2024 vs. Normal	2025 vs. 2024	2025 vs. Normal	2024 vs. Normal	2025 vs. 2024
Retail electric	$(0.013)	$0.006	$(0.019)	$(0.007)	$(0.023)	$0.016
Sales true-up (a)	—	0.025	(0.025)	—	0.041	(0.041)
Electric total	$(0.013)	$0.031	$(0.044)	$(0.007)	$0.018	$(0.025)
Firm natural gas	(0.005)	(0.011)	0.006	0.001	(0.038)	0.039
Decoupling	0.001	0.002	(0.001)	0.002	0.019	(0.017)
Natural gas total	$(0.004)	$(0.009)	$0.005	$0.003	$(0.019)	$0.022
Total	$(0.017)	$0.022	$(0.039)	$(0.004)	$(0.001)	$(0.003)
(a)The sales true-up mechanism in NSP-Minnesota expired in 2024 and is proposed in the pending Minnesota electric rate case to be reestablished in 2026.
Sales — Sales growth (decline) for actual and weather-normalized sales in 2025 compared to 2024:

	Three Months Ended June 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Actual
Electric residential	(4.3)%	6.1%	(3.7)%	5.3%	0.6%
Electric C&I	1.8	—	9.6	0.4	3.6
Total retail electric sales	(0.3)	1.8	7.5	1.6	2.7
Firm natural gas sales	(2.3)	12.4	N/A	8.3	2.7

	Three Months Ended June 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Weather-Normalized
Electric residential	1.6%	1.5%	7.3%	1.0%	2.3%
Electric C&I	3.5	(0.8)	10.5	(0.3)	4.0
Total retail electric sales	2.8	(0.1)	9.8	—	3.5
Firm natural gas sales	(4.8)	0.1	N/A	(1.8)	(3.1)

	Six Months Ended June 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Actual
Electric residential	(1.4)%	5.8%	1.5%	7.5%	2.5%
Electric C&I	0.4	0.5	6.8	0.3	2.4
Total retail electric sales	(0.3)	2.2	5.8	2.3	2.4
Firm natural gas sales	1.9	16.3	N/A	21.5	7.3

	Six Months Ended June 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Weather-Normalized
Electric residential	0.7%	0.8%	5.1%	1.5%	1.4%
Electric C&I	1.0	(0.3)	7.3	(0.3)	2.4
Total retail electric sales	0.8	—	6.8	0.2	2.1
Firm natural gas sales	(2.5)	(0.2)	N/A	3.4	(1.4)

	Six Months Ended June 30 (Leap Year Adjusted)
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Weather-Normalized
Electric residential	1.3%	1.4%	5.8%	2.2%	2.1%
Electric C&I	1.6	0.2	7.8	0.2	3.0
Total retail electric sales	1.4	0.6	7.3	0.8	2.7
Firm natural gas sales	(1.5)	0.8	N/A	4.4	(0.4)
Weather-normalized and leap-year adjusted electric sales growth (decline) — year-to-date
•PSCo — Residential sales increased largely due to customer growth (1.3%). C&I sales increased due to higher use per customer and customer growth, primarily in the information and energy sectors.
•NSP-Minnesota — Residential sales increased due to customer growth (1.2%) and increase in use per customer (0.2%). C&I sales increased due to customer growth, largely in the manufacturing sector.
•SPS — Residential sales increased due to higher use per customer (5.0%) and customer growth (0.7%). C&I sales increased due to higher use per customer and customer growth, primarily driven by the energy sector.
•NSP-Wisconsin — Residential sales increased due to both increased use per customer (1.1%) and customer growth (1.0%).
Weather-normalized and leap-year adjusted natural gas sales growth (decline) — year-to-date
•Decrease in natural gas sales was driven primarily by decreased use per customer in PSCo residential, partially offset by growth in other jurisdictions.
Electric Revenues
Electric revenues are impacted by fluctuations in the price of natural gas, coal and uranium, regulatory outcomes, market prices and seasonality. In addition, electric customers receive a credit for PTCs generated, which reduce electric revenue and income taxes.

(Millions of Dollars)	Three Months Ended June 30, 2025 vs. 2024	Six Months Ended June 30, 2025 vs. 2024
Recovery of higher cost of electric fuel and purchased power	$71	$132
Non-fuel riders	58	116
Sales and demand	62	54
Regulatory rate outcomes (MN and ND)	23	52
Estimated impact of weather	(32)	(18)
PTCs flowed back to customers (offset by lower ETR)	1	(15)
Conservation and demand side management (offset in expense)	(8)	(15)
Other, net	44	63
Total increase	$219	$369
Natural Gas Revenues
Natural gas revenues vary with changing sales, the cost of natural gas and regulatory outcomes.

(Millions of Dollars)	Three Months Ended June 30, 2025 vs. 2024	Six Months Ended June 30, 2025 vs. 2024
Regulatory rate outcomes (CO)	$15	$72
Recovery of higher cost of natural gas	18	48
Conservation revenue (offset in expense)	8	28
Estimated impact of weather (net of decoupling)	3	16
Retail sales decline (net of decoupling)	(6)	(10)
Other, net	3	1
Total increase	$41	$155
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
Electric fuel and purchased power expenses increased $63 million for the second quarter of 2025 and $135 million year-to-date. The year-to-date increase was primarily due to increased commodity prices partially offset by timing of fuel recovery mechanisms.
Cost of Natural Gas Sold and Transported — Expenses incurred for the cost of natural gas sold are impacted by market prices and seasonality. These costs are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are largely offset in operating revenues and have minimal earnings impact.
Natural gas sold and transported increased $16 million for the second quarter of 2025 and $46 million year-to-date. The year-to-date increase was primarily due to higher commodity prices and volumes, partially offset by timing of fuel recovery mechanisms.
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses increased $13 million for the second quarter of 2025 and $94 million year-to-date. The year-to-date increase was primarily due to increased insurance and benefit costs, higher nuclear generation costs and the impact of a 2024 gain on land sale.

Depreciation and Amortization — Depreciation and amortization increased $19 million for the second quarter of 2025 and $89 million year-to-date. The year-to-date increase was largely the result of system investment.
Other Income — Other income increased $46 million for the second quarter of 2025 and $39 million year-to-date, largely due to a gain on debt repurchases.
Interest Charges — Interest charges increased $30 million for the second quarter of 2025 and $71 million year-to-date, largely due to higher debt levels and interest rates.
AFUDC, Equity and Debt — AFUDC increased $42 million for the second quarter of 2025 and $62 million year-to-date, largely the result of system investment.

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
In January 2025, the Court issued its opinion, which upheld the commission's determination on insurance expense, but reversed and remanded the executive compensation and prepaid pension asset decisions back to the MPUC. In June 2025, the MPUC ordered proceedings to reconsider the treatment of prepaid pension assets and executive compensation, with the procedural schedule expected to be established in the third quarter of 2025.
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
•ALJ Report: April 30, 2026
•MPUC Decision: July 31, 2026
2025 South Dakota Electric Rate Case — In June 2025, NSP-Minnesota filed a request with the SDPUC for a net annual electric rate increase of $44 million (15%). The filing is based on a 2024 historic test year, a requested ROE of 10.3%, rate base of approximately $1.2 billion and an equity ratio of 52.87%. NSP-Minnesota has requested rates to begin on Jan. 1, 2026. If approved as filed, this rate request would result in an average annual residential bill increase of 3% over the period from 2016-2026.
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
On July 8, 2025, two intervenors filed testimony with a range of recommendations. NDPSC Staff recommended an increase of approximately $30 million, with a 9.41% ROE and a 50% equity ratio, along with other proposed adjustments that were not quantified. NSP-Minnesota estimates the NDPSC Staff recommendation would result in a rate increase of $20 million to $25 million. NSP-Minnesota will address these proposals in rebuttal testimony in the third quarter of 2025. A NDPSC decision is expected in early 2026.
NSP-Wisconsin
Pending Regulatory Proceedings
Excess Liability Insurance Deferral – In February 2025, NSP-Wisconsin filed a request with the PSCW for deferred accounting treatment for excess liability insurance expense of $9.6 million incurred as a result of the October 2024 policy renewal. A PSCW decision is anticipated in the third quarter of 2025.
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
The procedural schedule is as follows:
•Intervenor direct testimony: August 8, 2025
•Rebuttal testimony: August 28, 2025
•Hearing: September 16, 2025
A PSCW decision is anticipated in the fourth quarter of 2025.
Michigan Natural Gas Rate Case – In July 2025, NSP-Wisconsin filed a natural gas rate case in Michigan, seeking a revenue increase of $2.2 million. An MPSC decision is expected in early 2026.
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
Additionally, the MPUC approved life extensions of the Red Wing and Mankato RDF plants to 2037 and ordered NSP-Minnesota to file a proposed tariff for customers with super-large load, largely data centers, which was filed in July 2025.
NSP-Minnesota will file additional RFPs for approved resource needs beginning in late 2025 or early 2026.
NSP-Minnesota and NSP-Wisconsin are actively engaged in multiple processes and proceedings to acquire resources to meet their identified generation resource needs.
•In October 2023, NSP-Minnesota issued an RFP seeking 1,200 MW of wind assets to replace capacity and reutilize interconnection rights associated with the retiring Sherco coal facilities. The RFP closed in December 2023. NSP-Minnesota expects to file for approval of recommended projects in early 2026.
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
•Acceleration of $15 million per year of depreciation expense (incremental to PSCo’s original rate request), to potentially be held in an external trust for future decommissioning costs.
•Modifications to recoverability of certain operating expenses.
•Denial of PSCo’s decoupling proposal.
PSCo placed new rates into effect in November, as modified on ARRR in February 2025, with an annual revenue increase of approximately $125 million, inclusive of $15 million of accelerated depreciation. In May 2025, PSCo filed an appeal with the Denver District Court seeking review of the CPUC’s decisions related to recovery of certain operating expenses, cost of capital and capital structure, and the treatment of gas storage inventory costs. Briefing will be completed in the third and fourth quarters of 2025.
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
The settlement was approved in June 2025.
In September 2024, PSCo filed a proposed framework for CPUC review of pricing adjustments for both company-owned and PPA resources to enable delivery of the approved portfolio in light of supply chain and geopolitical developments. In January 2025, the CPUC issued a decision granting limited potential pricing relief including potential tariff impacts, subject to evaluation in future CPCN proceedings for company owned projects.
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
A hearing was held in June 2025 and a CPUC decision on the resource need is expected by the fall of 2025 with the competitive solicitation for resource additions expected in early 2026.
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
The CPUC verbally approved the settlement agreement without modification in June 2025, and a written decision is expected in the third quarter of 2025.
Colorado Senate Bill 23-291 — In May 2023, Colorado Senate Bill 23-291 was signed into law. The legislation included a number of topics including for the CPUC to adopt rules to establish fuel cost mechanisms to align the financial incentives of a utility with the interests of the utility’s customers.
In December 2024, the CPUC adopted final rules applicable to PSCo’s natural gas utility that would assign to the Company four percent of the change in the price per MMbtu of natural gas compared to the three-year average, subject to rolling 12-month cap based on a percentage of rate base, currently estimated at $7 million. PSCo made a filing in June 2025 to implement the mechanism with a CPUC decision expected in late 2025 or early 2026.
In December 2024, the CPUC also adopted rules for electric utilities but did not adopt a specific PIM framework, which will be further considered through additional proceedings expected to commence later in 2025.
SPS
Pending and Recently Concluded Regulatory Proceedings
SPS Resource Plan (IRP) — In October 2023, SPS filed its IRP with the NMPRC, which supports projected load growth and increasing reliability requirements, and secures replacement energy and capacity for retiring resources. SPS’ projected resource needs range from approximately 5,300 MW to 10,200 MW of nameplate capacity by 2030. In February 2024, the NMPRC accepted the IRP.
In July 2024, SPS issued a RFP, seeking approximately 3,200 MW of accredited capacity by 2030. The total capacity to be added to the system is expected to align with the range identified in the SPS IRP, depending on the types of resources proposed in the RFP and their accredited capacity factors.
Bids from the RFP were received in January 2025. In July 2025, the portfolio selection report was publicly filed with the NMPRC with 3,121 MW of accredited capacity resources, including the following:

Generation Resource Nameplate Capacity (in MW)	Company Owned	PPAs	Total
Wind Resources	1,273	—	1,273
Solar	695	—	695
Storage	472	640	1,112
Natural Gas	2,088	—	2,088
Total	4,528	640	5,168
SPS expects to make Certificate of Convenience and Necessity filings for the specific assets with the PUCT and NMPRC in the second half of 2025, with approvals expected in 2026.

SPS will issue a second RFP in the second half of 2025 to solicit a minimum of 500 MW of accredited capacity through 2032, inclusive of additional renewable generation for New Mexico Renewable Portfolio Standard compliance.
Texas System Resiliency Plan — In December 2024, SPS filed its Texas SRP with the PUCT. Consistent with PUCT requirements, SPS’ proposed plan discusses resiliency-related risks and the five measures that have been designed to help SPS prevent, withstand, mitigate or more promptly recover from resiliency events, including wildfire. The proposed SRP covers 2025-2028 and includes a proposed $538 million of investment.
In April 2025, SPS filed a unanimous stipulation and settlement agreement. The settlement includes approximately $490 million of spend over the plan period, adjusted largely to reflect the removal of the operational flexibility measure for investment in the normal course of business. The settlement also includes the deferral of distribution-related costs, including depreciation expense and carrying costs at SPS’ weighted average cost of capital.
In July 2025, the PUCT approved the SRP, authorizing approximately $495 million of spend over the plan period, including reinstating previously removed distribution hardening projects.
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
Tariffs, Trade Complaints and Federal Actions
Several trade cases related to anti-dumping and countervailing duty investigations of CSPV cells are ongoing and we continue to monitor the potential impacts of these cases.
In 2025, several executive orders have been issued imposing new global and country-specific tariffs on many imports, which may impact our procurement and development activities. Additionally, executive orders and actions from government agencies may impact the permitting of wind and solar facilities and the retirement of coal facilities.
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
Tax Law Changes
On July 4, 2025, the President signed into law Public Law No. 119-21 (the “OBBB”). The OBBB modifies certain clean energy tax provisions included in the Inflation Reduction Act. The provisions include:
•Eliminating production and investment tax credits for wind and solar facilities placed in service after 2027, for facilities that begin construction after July 4, 2026.
•The addition of foreign entity of concern rules that apply to projects commencing construction after 2025.
Xcel Energy does not expect these provisions to have an impact on our 2025-2029 base capital plan, as steps have been taken to begin construction under the IRS’ safe harbor guidance.
On July 7, 2025, the White House issued an Executive Order directing the Secretary of the Treasury to issue guidance to ensure that policies concerning the beginning of construction are not circumvented. Xcel Energy will continue to assess the impact of future guidance on its projects as well as its PPAs.
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
Nuclear Antitrust Class Action
A class action complaint was filed in federal court for the District of Maryland in July 2025, alleging violations of the Sherman Antitrust Act in establishing wages for employees at nuclear facilities since 2003. The complaint names 28 defendants, including all 26 owner operators of nuclear facilities in the United States, or affiliated entities, including Xcel Energy Inc. NSP-Minnesota owns and operates two nuclear facilities in Minnesota, and is assessing the complaint.

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

Environmental Regulation
In March 2025, the EPA announced that the agency will undertake various regulatory actions addressing a wide range of environmental regulations. This includes action on the 2024 power plant greenhouse gas regulations, Effluent Limitation Guidelines, the 2024 amendments to the CCR Rule and the 2023 Good Neighbor Plan. Xcel Energy will continue to monitor these proposed rules as they move toward final action. Additionally, any other amendments and changes to rules will be evaluated as proposed by EPA.
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
In June 2025, the EPA proposed to repeal these and all other GHG emissions standards for the power sector. In the alternative, the EPA proposed to repeal a narrower subset of the 2024 regulations. The EPA provided a 45-day comment period for the proposal.
In July 2025, the EPA additionally proposed to repeal the 2009 Endangerment Finding and associated regulations addressing greenhouse gas emissions under the Clean Air Act. Xcel Energy will monitor the proposed rules and evaluate the impacts of any final rule.
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
Regional Haze — On July 16, 2025, EPA proposed to partially approve and partially disapprove the Colorado SIP implementing the Regional Haze rule in Colorado. The proposal seeks to remove mandatory retirement dates as enforceable provisions in the SIP. For PSCo, this includes the SIP retirement dates for Cherokee Unit 4, Comanche Unit 2, Craig Units 1 and 2, and Hayden Units 1 and 2. The proposal will undergo a public comment period that concludes in the third quarter of 2025 before EPA takes final action. If adopted, the removal of these retirement dates from the federally approved SIP would only impact federal requirements for retirement of these facilities. Colorado has a state regulation that incorporates these retirements at a state level and would require amendment to modify or remove the retirement dates.
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
Fair value of net commodity trading contracts as of June 30, 2025:

	Futures / Forwards Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
NSP-Minnesota (a)	$(12)	$(17)	$(4)	$—	$(33)
NSP- Minnesota (b)	1	3	—	(2)	2
PSCo (a)	1	6	—	—	7
	$(10)	$(8)	$(4)	$(2)	$(24)

	Options Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
NSP-Minnesota (b)	$—	$4	$12	$—	$16
	$—	$4	$12	$—	$16
(a)Prices actively quoted or based on actively quoted prices.
(b)Prices based on models and other valuation methods.
Changes in the fair value of commodity trading contracts before the impacts of margin-sharing for the six months ended June 30:

(Millions of Dollars)	2025	2024
Fair value of commodity trading net contracts outstanding at Jan. 1	$(2)	$1
Contracts realized or settled during the period	1	(2)
Commodity trading contract additions and changes during the period	(7)	(9)
Fair value of commodity trading net contracts outstanding at June 30	$(8)	$(10)
At June 30, 2025, a 10% increase in forward market prices for Xcel Energy’s commodity trading contracts would have likewise increased pretax income from continuing operations by approximately $3 million, while a 10% decrease in forward market prices would have increased pretax income from continuing operations by approximately $2 million.
At June 30, 2024, A 10% increase and 10% decrease in forward market prices for Xcel Energy’s commodity trading contracts would have likewise increased and decreased pretax income from continuing operations, by approximately $3 million.
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

(Millions of Dollars)	Three Months Ended June 30	Average	High	Low
2025	$1	$1	$1	$—
2024	—	1	1	—
Interest Rate Risk — Xcel Energy is subject to interest rate risk. Our risk management policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives.
A 100-basis point change in the benchmark rate on Xcel Energy’s variable rate debt would impact pretax interest expense annually by approximately $8 million in June 30, 2025 and June 30, 2024.
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

At June 30, 2025, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $39 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $38 million. At June 30, 2024, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $42 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $40 million.

Fair Value Measurements
Derivative contracts, with the exception of those designated as normal purchases and normal sales, are reported at fair value. Xcel Energy’s investments held in the nuclear decommissioning fund, rabbi trusts, pension and other postretirement funds are also subject to fair value accounting. See Note 8 to the consolidated financial statements for further information.

Liquidity and Capital Resources
Cash Flows
Operating Cash Flows

(Millions of Dollars)	Six Months Ended June 30
Cash provided by operating activities — 2024	$2,240

Components of change — 2025 vs. 2024
Higher net income	137
Non-cash transactions	81
Changes in deferred income taxes	(3)
Changes in working capital	(21)
Changes in net regulatory and other assets and liabilities	(325)
Cash provided by operating activities — 2025	$2,109
Net cash provided by operating activities decreased $131 million for the six months ended June 30, 2025 compared with the prior year. The decrease was largely due to the timing of regulatory recovery, including deferred net natural gas, fuel and purchased energy costs.
Investing Cash Flows

(Millions of Dollars)	Six Months Ended June 30
Cash used in investing activities — 2024	$(3,403)

Components of change — 2025 vs. 2024
Increased capital expenditures	(1,047)
Other investing activities	20
Cash used in investing activities — 2025	$(4,430)
Net cash used in investing activities increased $1,027 million for the six months ended June 30, 2025 compared with the prior year. The increase in capital expenditures was largely due to continued system investment in renewable and transmission projects.
Financing Cash Flows

(Millions of Dollars)	Six Months Ended June 30
Cash provided by financing activities — 2024	$2,632

Components of change — 2025 vs. 2024
Higher net short-term debt proceeds	108
Lower net long-term debt proceeds	(133)
Higher proceeds from issuance of common stock	1,042
Other financing activities	(53)
Cash provided by financing activities — 2025	$3,596
Net cash provided by financing activities increased $964 million for the six months ended June 30, 2025 compared with the prior year. The increase was largely related to common stock issuances to fund capital investment.
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
Short-Term Investments — Xcel Energy Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS maintain cash operating and short-term investment accounts.
As of July 28, 2025, Xcel Energy Inc. and its utility subsidiaries had the following committed credit facilities available to meet liquidity needs:

(Millions of Dollars)	Credit Facility (a)	Drawn (b)	Available	Cash	Liquidity
Xcel Energy Inc.	$2,000	$980	$1,020	$17	$1,037
PSCo	1,200	95	1,105	17	1,122
NSP-Minnesota	800	12	788	114	902
SPS	600	—	600	287	887
NSP-Wisconsin	150	—	150	152	302
Total	$4,750	$1,087	$3,663	$587	$4,250
(a)Credit facilities expire in December 2029.
(b)Includes outstanding commercial paper and letters of credit.

Short-Term Debt — Xcel Energy Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS each have individual commercial paper programs. As of June 30, 2025, the authorized levels for these commercial paper programs are:
•$2 billion for Xcel Energy Inc.
•$1.2 billion for PSCo.
•$800 million for NSP-Minnesota.
•$600 million for SPS.
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
2025 Financing Activity — Xcel Energy and its utility subsidiaries issued or plan to issue the following long-term debt:

Issuer	Security	Amount		Status	Tenor	Coupon
Xcel Energy Inc.	Senior Unsecured Notes	$1,100	million	Completed	3 Year & 10 Year	4.75% & 5.60%
PSCo	First Mortgage Bonds	1,000	million	Completed	9 Year & 30 Year	5.35% & 5.85%
NSP-Minnesota	First Mortgage Bonds	1,100	million	Completed	10 Year & 30 Year	5.05% & 5.65%
SPS	First Mortgage Bonds	500	million	Completed	10 Year	5.30%
NSP-Wisconsin	First Mortgage Bonds	250	million	Completed	29 Year	5.65%
PSCo	First Mortgage Bonds	1,000	million	Third Quarter	10 Year & 30 Year	N/A
In the six months ended June 30, 2025, 16.3 million shares ($1.15 billion in net proceeds) were issued under an ATM program.
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
•Capital rider revenue is projected to increase $255 million to $265 million (net of PTCs). The update is primarily driven by earnings neutral changes, largely due to O&M recovery of wildfire mitigation program spend.
•O&M expenses are projected to increase ~4%. The increase from prior guidance primarily driven by earnings neutral changes, largely due to O&M recovery in capital rider revenue for wildfire mitigation program spend.
•Depreciation expense is projected to increase approximately $210 million to $220 million.
•Property taxes are projected to increase $45 million to $55 million.
•Interest expense (net of AFUDC - debt) is projected to increase $160 million to $170 million, net of interest income.
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
As of June 30, 2025, based on an evaluation carried out under the supervision and with the participation of Xcel Energy’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that Xcel Energy’s disclosure controls and procedures were effective.
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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchaser:
For the quarter ended June 30, 2025, no equity securities that are registered by Xcel Energy Inc. pursuant to Section 12 of the Securities Exchange Act of 1934 were purchased by or on behalf of us or any of our affiliated purchasers.

ITEM 5 — OTHER INFORMATION
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2025.

ITEM 6 — EXHIBITS

*	Indicates incorporation by reference
+	Executive Compensation Arrangements and benefit Plans Covering Executive Officers and Directors

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation of Xcel Energy Inc., dated May 17, 2012	Xcel Energy Inc. Form 8-K dated May 16, 2012	3.01
3.02*	Bylaws of Xcel Energy Inc., as Amended and Restated on August 23, 2023	Xcel Energy Inc Form 8-K dated August 23, 2023	3.02
4.01*	Supplemental Trust Indenture dated as of April 1, 2025 between Northern States Power Company and The Bank of New York Mellon Trust Company, N.A., as successor Trustee, creating $600,000,000 aggregate principal amount of 5.05% First Mortgage Bonds, Series due May 15, 2035 and $500,000,000 aggregate principal amount of 5.65% First Mortgage Bonds, Series due May 15, 2055.	NSP-Minnesota Form 8-K dated May 5, 2025	4.01
4.02*	Supplemental Indenture No. 12 dated as of April 15, 2025 between Southwestern Public Service Company and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating 5.30% First Mortgage Bonds, Series No. 12 due 2035.	SPS Form 8-K dated May 2, 2025	4.02
10.01+	Eleventh Amendment to the Xcel Energy Senior Executive Severance and Change in Control Policy
10.02+	Twelfth Amendment to the Xcel Energy Senior Executive Severance and Change in Control Policy
10.03*	Fifth Amended and Restated Credit Agreement, dated as of May 6, 2025, among Xcel Energy Inc., as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank PLC, as Syndication Agents, Citibank, N.A., Mizuho Bank, Ltd., Morgan Stanley Senior Funding, Inc., MUFG Bank, Ltd. and Wells Fargo Bank, National Association, as Documentation Agents and the several lenders party thereto.	Xcel Energy Inc. Form 8-K dated May 6, 2025	99.01
10.04*	Fifth Amended and Restated Credit Agreement, dated as of May 6, 2025, among Northern States Power Company, a Minnesota corporation, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank PLC, as Syndication Agents, Citibank, N.A., Mizuho Bank, Ltd., Morgan Stanley Senior Funding, Inc., MUFG Bank, Ltd. and Wells Fargo Bank, National Association, as Documentation Agents and the several lenders party thereto.	Xcel Energy Inc. Form 8-K dated May 6, 2025	99.02
10.05*	Fifth Amended and Restated Credit Agreement, dated as of May 6, 2025, among Public Service Company of Colorado, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank PLC, as Syndication Agents, Citibank, N.A., Mizuho Bank, Ltd., Morgan Stanley Senior Funding, Inc., MUFG Bank, Ltd. and Wells Fargo Bank, National Association, as Documentation Agents and the several lenders party thereto.	Xcel Energy Inc. Form 8-K dated May 6, 2025	99.03
10.06*	Fifth Amended and Restated Credit Agreement, dated as of May 6, 2025, among Southwestern Public Service Company, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank PLC, as Syndication Agents, Citibank, N.A., Mizuho Bank, Ltd., Morgan Stanley Senior Funding, Inc., MUFG Bank, Ltd. and Wells Fargo Bank, National Association, as Documentation Agents and the several lenders party thereto.	Xcel Energy Inc. Form 8-K dated May 6, 2025	99.04
10.07*	Fifth Amended and Restated Credit Agreement, dated as of May 6, 2025, among Northern States Power Company, a Wisconsin corporation, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank PLC, as Syndication Agents, Citibank, N.A., Mizuho Bank, Ltd., Morgan Stanley Senior Funding, Inc., MUFG Bank, Ltd. and Wells Fargo Bank, National Association, as Documentation Agents and the several lenders party thereto.	Xcel Energy Inc. Form 8-K dated May 6, 2025	99.05
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XCEL ENERGY INC.

July 31, 2025	By:	/s/ MELISSA L. OSTROM
Melissa L. Ostrom
Senior Vice President, Controller
(Principal Accounting Officer)

	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)