Form 10-Q
period 2025-09-30
XCEL ENERGY INC
filed 2025-10-30
CIK 72903

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

N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $2.50 par value	XEL	Nasdaq Stock Market LLC
6.25% Junior Subordinated Notes due 2085	XELLL	Nasdaq Stock Market LLC

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Oct. 28, 2025
Common Stock, $2.50 par value	591,539,773 shares

This Form 10-Q is filed by Xcel Energy Inc. Additional information is available in various filings with the SEC. This report should be read in its entirety.

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
e prime	e prime inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
WYCO	WYCO Development, LLC
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
CPUC	Colorado Public Utilities Commission
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utilities Commission
NDPSC	North Dakota Public Service Commission
NMPRC	New Mexico Public Regulation Commission
NRC	Nuclear Regulatory Commission
PSCW	Public Service Commission of Wisconsin
PUCT	Public Utility Commission of Texas
SEC	Securities and Exchange Commission
SDPUC	South Dakota Public Utilities Commission

Other
AFUDC	Allowance for funds used during construction
ALJ	Administrative Law Judge
ARO	Asset retirement obligation
ARRR	Application for rehearing, reargument, or reconsideration
ASU	Accounting standards update
ATM	At-the-market
C&I	Commercial and Industrial
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by EPA regulating the management, storage and disposal of CCRs as a nonhazardous waste
CDD	Cooling degree-days
CEO	Chief executive officer
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CFO	Chief financial officer

CO2	Carbon dioxide
COD	Commercial Operation Date
CPCN	Certificate of Public Convenience and Necessity
CUB	Citizens Utility Board
DOC	Minnesota Department of Commerce
DRIP	Dividend Reinvestment and Stock Purchase Program
DSM	Demand side management
EPS	Earnings per share
ETR	Effective tax rate
FTR	Financial transmission right
GAAP	United States generally accepted accounting principles
GHG	Greenhouse Gas
HDD	Heating degree-days
IPP	Independent power producing entity
IRP	Integrated Resource Plan
LLC	Limited liability company
LRTP	Long Range Transmission Plan
MGP	Manufactured gas plant
MMbtu	Million British Thermal Units
MISO	Midcontinent Independent System Operator, Inc.
NAV	Net asset value
NOx	Nitrogen Oxides
O&M	Operating and maintenance
OAG	Office of the Minnesota Attorney General
OBBB	One Big Beautiful Bill Act
PFAS	Per- and Polyfluoroalkyl Substances
PIM	Performance incentive mechanism
PPA	Power purchase agreement
PTC	Production tax credit
RFP	Request for proposal
ROE	Return on equity
ROU	Right-of-use
RTO	Regional Transmission Organization
SIP	State implementation plan
SPP	Southwest Power Pool, Inc.
THI	Temperature-humidity index
VaR	Value at Risk
VIE	Variable interest entity
WMP	Wildfire mitigation plan
XLI	Xcel Large Industrials

Measurements
GW	Gigawatts
MW	Megawatts

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to 2025 and 2026 EPS guidance, long-term EPS and dividend growth rate objectives, future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases or refunds to customers, expectations and intentions regarding regulatory proceedings, expected pension contributions, and expected impact on our results of operations, financial condition and cash flows of interest rate changes, increased credit exposure, and legal proceeding outcomes, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed in Xcel Energy’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2024 and subsequent filings with the Securities and Exchange Commission, could cause actual results to differ materially from management expectations as suggested by such forward-looking information: operational safety, including our nuclear generation facilities and other utility operations; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee workforce and third-party contractor factors; violations of our Codes of Conduct; our ability to recover costs and our subsidiaries’ ability to recover costs from customers; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of Xcel Energy Inc. and its subsidiaries to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; our subsidiaries’ ability to make dividend payments; tax laws; uncertainty regarding epidemics; effects of geopolitical events, including war and acts of terrorism; cybersecurity threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather events; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties and wildfire damages in excess of liability insurance coverage; regulatory changes and/or limitations related to the use of natural gas as an energy source; challenging labor market conditions and our ability to attract and retain a qualified workforce; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions, except per share data)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2025	2024	2025	2024
Operating revenues
Electric	$3,638	$3,393	$9,351	$8,737
Natural gas	264	239	1,715	1,535
Other	13	12	42	49
Total operating revenues	3,915	3,644	11,108	10,321

Operating expenses
Electric fuel and purchased power	1,098	1,060	3,036	2,863
Cost of natural gas sold and transported	61	63	708	664
Cost of sales — other	5	3	8	12
Operating and maintenance expenses	692	655	2,053	1,922
Conservation and demand side management expenses	101	112	299	295
Depreciation and amortization	750	681	2,200	2,042
Taxes (other than income taxes)	172	159	514	484
Marshall Wildfire litigation	287	—	287	—
Total operating expenses	3,166	2,733	9,105	8,282

Operating income	749	911	2,003	2,039

Other income, net	46	39	121	75
Earnings (loss) from equity method investments	6	3	(3)	19
Allowance for funds used during construction — equity	79	44	196	119

Interest charges and financing costs
Interest charges — includes other financing costs	384	326	1,065	936
Allowance for funds used during construction — debt	(36)	(21)	(86)	(51)
Total interest charges and financing costs	348	305	979	885

Income before income taxes	532	692	1,338	1,367
Income tax expense (benefit)	8	10	(113)	(105)
Net income	$524	$682	$1,451	$1,472

Weighted average common shares outstanding:
Basic	592	564	584	559
Diluted	595	565	587	559

Earnings per average common share:
Basic	$0.88	$1.21	$2.48	$2.63
Diluted	0.88	1.21	2.47	2.63

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2025	2024	2025	2024
Net income	$524	$682	$1,451	$1,472
Other comprehensive income
Pension and retiree medical benefits:
Reclassifications of losses to net income, net of tax	—	—	—	4
Derivative instruments:
Net fair value increase, net of tax	—	—	—	22
Reclassification of losses to net income, net of tax	1	1	3	2

Total other comprehensive income	1	1	3	28
Total comprehensive income	$525	$683	$1,454	$1,500

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Nine Months Ended Sept. 30
	2025	2024
Operating activities
Net income	$1,451	$1,472
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,216	2,055
Nuclear fuel amortization	87	85
Deferred income taxes	395	406
Allowance for equity funds used during construction	(196)	(119)
Loss (earnings) from equity method investments	3	(19)
Dividends from equity method investments	16	26
Provision for bad debts	47	47
Share-based compensation expense	38	27
Changes in operating assets and liabilities:
Accounts receivable	(32)	81
Accrued unbilled revenues	66	62
Inventories	(202)	(71)
Other current assets	142	13
Accounts payable	(85)	(42)
Net regulatory assets and liabilities	(113)	282
Other current liabilities	202	(238)
Pension and other employee benefit obligations	(102)	(94)
Other, net	(59)	4
Net cash provided by operating activities	3,874	3,977

Investing activities
Capital/construction expenditures	(7,470)	(5,147)
Purchase of investment securities	(854)	(693)
Proceeds from the sale of investment securities	851	666
Other, net	(19)	(23)
Net cash used in investing activities	(7,492)	(5,197)

Financing activities
Proceeds (repayments) from short-term borrowings, net	635	(690)
Proceeds from issuances of long-term debt	4,883	3,643
Repayments of long-term debt	(1,223)	(550)
Proceeds from issuance of common stock	1,151	1,109
Dividends paid	(954)	(871)
Other, net	(1)	(5)
Net cash provided by financing activities	4,491	2,636

Net change in cash, cash equivalents and restricted cash	873	1,416
Cash, cash equivalents and restricted cash at beginning of period	179	129
Cash, cash equivalents and restricted cash at end of period	$1,052	$1,545

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(832)	$(793)
Cash received for income taxes, net; includes proceeds from tax credit transfers	511	484

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$1,250	$741
Inventory transfers to property, plant and equipment	288	217
Operating lease and finance lease right-of-use assets	1,218	43
Allowance for equity funds used during construction	196	119
Issuance of common stock for reinvested dividends and/or equity awards	63	53

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data

	Sept. 30, 2025	Dec. 31, 2024
Assets
Current assets
Cash and cash equivalents	$1,052	$179
Accounts receivable, net	1,246	1,249
Accrued unbilled revenues	766	832
Inventories	723	666
Regulatory assets	536	561
Derivative instruments	216	114
Prepayments and other	1,142	724
Total current assets	5,681	4,325

Property, plant and equipment, net	63,131	57,198

Other assets
Nuclear decommissioning fund and other investments	4,273	3,896
Regulatory assets	2,907	2,849
Derivative instruments	56	72
Operating lease right-of-use assets	877	1,060
Finance lease right-of-use assets	1,358	111
Other	871	524
Total other assets	10,342	8,512
Total assets	$79,154	$70,035

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$1	$1,103
Short-term debt	1,330	695
Accounts payable	2,328	1,781
Regulatory liabilities	760	852
Taxes accrued	531	535
Accrued interest	410	280
Dividends payable	337	314
Derivative instruments	31	37
Operating lease liabilities	114	227
Other	1,306	635
Total current liabilities	7,148	6,459

Deferred credits and other liabilities
Deferred income taxes	5,927	5,319
Regulatory liabilities	6,332	6,010
Asset retirement obligations	3,853	3,713
Derivative instruments	69	77
Customer advances	130	146
Pension and employee benefit obligations	372	477
Operating lease liabilities	771	867
Finance lease liabilities	1,272	60
Other	65	69
Total deferred credits and other liabilities	18,791	16,738

Commitments and contingencies
Capitalization
Long-term debt	32,034	27,316
Common stock — 1,000,000,000 shares authorized of $2.50 par value; 591,432,101 and 574,365,598 shares outstanding at Sept. 30, 2025 and December 31, 2024, respectively	1,479	1,436
Additional paid in capital	10,772	9,601
Retained earnings	8,995	8,553
Accumulated other comprehensive loss	(65)	(68)
Total common stockholders’ equity	21,181	19,522
Total liabilities and equity	$79,154	$70,035

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)
(amounts in millions, except per share data; shares in actual amounts)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholders' Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended Sept. 30, 2025 and 2024
Balance at June 30, 2024	557,337,051	$1,393	$8,589	$8,039	$(67)	$17,954
Net income				682		682
Other comprehensive income					1	1
Dividends declared on common stock ($0.55 per share)				(312)		(312)
Issuances of common stock	16,764,662	42	975			1,017
Share-based compensation			13	(3)		10
Balance at Sept. 30, 2024	574,101,713	$1,435	$9,577	$8,406	$(66)	$19,352

Balance at June 30, 2025	591,201,845	$1,478	$10,736	$8,813	$(66)	$20,961
Net income				524		524
Other comprehensive income					1	1
Dividends declared on common stock ($0.57 per share)				(337)		(337)
Issuances of common stock	230,256	1	15			16
Share-based compensation			21	(5)		16
Balance at Sept. 30, 2025	591,432,101	$1,479	$10,772	$8,995	$(65)	$21,181

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholders' Equity
	Shares	Par Value	Additional Paid In Capital
Nine Months Ended Sept. 30, 2025 and 2024
Balance at Dec. 31, 2023	554,941,703	$1,387	$8,465	$7,858	$(94)	$17,616
Net income				1,472		1,472
Other comprehensive income					28	28
Dividends declared on common stock ($1.64 per share)				(921)		(921)
Issuances of common stock	19,160,010	48	1,082			1,130
Share-based compensation			30	(3)		27
Balance at Sept. 30, 2024	574,101,713	$1,435	$9,577	$8,406	$(66)	$19,352

Balance at Dec. 31, 2024	574,365,598	$1,436	$9,601	$8,553	$(68)	$19,522
Net income				1,451		1,451
Other comprehensive income					3	3
Dividends declared on common stock ($1.71 per share)				(1,002)		(1,002)
Issuances of common stock	17,066,503	43	1,126			1,169
Share-based compensation			45	(7)		38
Balance at Sept. 30, 2025	591,432,101	$1,479	$10,772	$8,995	$(65)	$21,181

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of Xcel Energy as of Sept. 30, 2025 and Dec. 31, 2024; the results of Xcel Energy’s operations, including the components of net income, comprehensive income, and changes in stockholders’ equity for the three and nine months ended Sept. 30, 2025 and 2024; and Xcel Energy’s cash flows for the nine months ended Sept. 30, 2025 and 2024.
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

3. Selected Balance Sheet Data

(Millions of Dollars)	Sept. 30, 2025	Dec. 31, 2024
Accounts receivable, net
Accounts receivable	$1,341	$1,360
Less allowance for bad debts	(95)	(111)
Accounts receivable, net	$1,246	$1,249

(Millions of Dollars)	Sept. 30, 2025	Dec. 31, 2024
Inventories
Materials and supplies	$461	$406
Fuel	145	164
Natural gas	117	96
Total inventories	$723	$666

(Millions of Dollars)	Sept. 30, 2025	Dec. 31, 2024
Property, plant and equipment, net
Electric plant	$59,976	$56,791
Natural gas plant	10,300	9,834
Common and other property	3,702	3,515
Plant to be retired (a)	1,640	1,793
Construction work in progress	8,017	4,720
Total property, plant and equipment	83,635	76,653
Less accumulated depreciation	(20,957)	(19,852)
Nuclear fuel	3,634	3,491
Less accumulated amortization	(3,181)	(3,094)
Property, plant and equipment, net	$63,131	$57,198
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
Commercial paper and term loan borrowings outstanding for Xcel Energy:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2025	Year Ended Dec. 31, 2024
Borrowing limit	$4,750	$3,550
Amount outstanding at period end	1,330	695
Average amount outstanding	949	508
Maximum amount outstanding	1,330	1,314
Weighted average interest rate, computed on a daily basis	4.55%	5.47%
Weighted average interest rate at period end	4.38	4.64
Letters of Credit — Xcel Energy Inc. and its utility subsidiaries use letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. There was $74 million and $42 million of letters of credit outstanding under the credit facilities at Sept. 30, 2025 and Dec. 31, 2024. Amounts approximate their fair value and are subject to fees.

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
•Borrowing limit for NSP-Minnesota was increased from $700 million to $800 million.
•Borrowing limit for SPS was increased from $500 million to $600 million.
As of Sept. 30, 2025, Xcel Energy Inc. and its utility subsidiaries had the following committed revolving credit facilities available:

(Millions of Dollars)	Credit Facility (a)	Drawn (b)	Available
Xcel Energy Inc.	$2,000	$1,330	$670
PSCo	1,200	30	1,170
NSP-Minnesota	800	44	756
SPS	600	—	600
NSP-Wisconsin	150	—	150
Total	$4,750	$1,404	$3,346
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
As of Sept. 30, 2025, NSP-Minnesota had $69 million of outstanding letters of credit under the $75 million bilateral credit agreement.
Long-Term Borrowings and Other Financing Instruments
During the nine months ended Sept. 30, 2025, Xcel Energy Inc. and its utility subsidiaries issued the following:
•Xcel Energy Inc. issued $350 million of 4.75% Senior Unsecured Notes due March 21, 2028 and $750 million of 5.60% Senior Unsecured Notes due April 15, 2035.
•PSCo issued $400 million of 5.35% First Mortgage Bonds due May 15, 2034, $800 million of 5.85% First Mortgage Bonds due May 15, 2055, and $800 million of 5.15% First Mortgage Bonds due Sept. 15, 2035.
•NSP-Minnesota issued $600 million of 5.05% First Mortgage Bonds due May 15, 2035 and $500 million of 5.65% First Mortgage Bonds due May 15, 2055.
•SPS issued $500 million of 5.30% First Mortgage Bonds due May 15, 2035.
•NSP-Wisconsin issued $250 million of 5.65% First Mortgage Bonds due June 15, 2054.
•In October 2025, Xcel Energy Inc. issued $900 million of 6.25% Junior Subordinated Notes due Oct. 15, 2085. The notes may be redeemed at par value on or after Oct. 15, 2030.
ATM Equity Offerings — In October 2023, Xcel Energy Inc. filed a prospectus supplement under which it may sell up to $2.5 billion of its common stock through an ATM program. In 2023, 3.1 million shares of common stock were issued ($188 million in net proceeds and $2 million in transaction fees paid). In 2024, 18.3 million shares of common stock were issued ($1.10 billion in net proceeds and $9 million in transaction fees paid). In the nine months ended Sept. 30, 2025, 16.4 million shares ($1.16 billion in net proceeds and $9 million in transaction fees paid) were issued under the ATM program. As of August 1, 2025, no further transactions will occur under this ATM program.
In August 2025, Xcel Energy Inc. filed a prospectus supplement under which it may sell up to $4 billion of its common stock through an ATM program. In addition to the issuance and sale of shares of common stock to or through sales agents, Xcel Energy Inc. also may use the 2025 ATM program to enter into forward sale agreements under separate forward sale confirmations between Xcel Energy Inc. and a banking counterparty.
Forward Equity Agreements — Xcel Energy Inc. has entered into multiple forward sale agreements in 2024 and 2025 in connection with completed public offerings of Xcel Energy common stock, as follows:

Agreements Entered	Common Shares (in millions)	Final Maturity	Expected Proceeds (millions of dollars)
2024 forward equity agreements	21.1	June 2026 (a)	$1,364	(b)
2025 forward equity agreements (c)	10.0	Dec. 2025 to Mar. 2027 (a)	728	(b)
2025 collared forward equity agreements (c)	8.2	Dec. 2026	(d)
(a)Xcel Energy may settle the agreements at any time until final maturity.
(b)Actual cash proceeds will be impacted by the timing of settlement. Forward prices are based on the public offering price (net of underwriting fees), increased for the overnight bank funding rate, less a spread and less expected dividends on Xcel Energy’s common stock during the period the agreements are outstanding.
(c)Entered under the 2025 ATM prospectus supplement.
(d)Pricing for the physical delivery of common shares will be based on an average market price for Xcel Energy’s common stock during a period preceding settlement in December 2026, subject to a cap price and floor price derived from the September 2025 public offerings. Minimum expected proceeds are approximately $580 million.

No amounts have been recorded to the consolidated financial statements related to these forward sale agreements and collared forward sale agreements, which remain unsettled at Sept. 30, 2025. If settled in physical shares, stockholders’ equity equal to cash proceeds will be recorded at settlement.
The 2025 collared forward equity agreements cannot be settled until December 2026, and net cash settlement and net share settlement are generally unavailable. The 2024 and 2025 forward equity agreements could have been settled at Sept. 30, 2025 with physical delivery of common shares to the banking counterparties in exchange for cash; if Xcel Energy unilaterally elected net cash or net share settlement, these agreements also could have been settled with delivery of cash or shares of common stock to the banking counterparties, as follows:

Pro-Forma/Hypothetical Transactions
Agreements Entered	Net Settlement proceeds:		Physical Share Delivery Proceeds (millions of dollars)
	Common Shares (in millions)	Net Cash (millions of dollars)
2024 forward equity agreements	2.7	203	$1,354
2025 forward equity agreements	0.2	16	725
Equity through DRIP and Benefits Program — Xcel Energy issued $48 million and $50 million of equity through the DRIP and benefits programs during the nine months ended Sept. 30, 2025 and 2024, respectively. The programs allow shareholders to reinvest their dividends directly in Xcel Energy Inc. common stock.
Xcel Energy Inc.’s Purchase of NSP-Minnesota’s First Mortgage Bonds — During the nine months ended Sept. 30, 2025, Xcel Energy Inc. purchased $190 million in aggregate principal amounts of NSP-Minnesota’s 2.90% First Mortgage Bonds Series due March 1, 2050, 2.60% First Mortgage Bonds Series due June 1, 2051 and 3.20% First Mortgage Bonds Series due April 1, 2052, for $122 million. On a consolidated basis, Xcel Energy Inc.’s repurchases of NSP-Minnesota First Mortgage Bonds were accounted for as debt extinguishments and resulted in pre-tax gains of approximately $63 million, net of unamortized discount and debt issuance costs. NSP- Minnesota’s interest expense related to the repurchased bonds was $1.4 million for the nine months ended Sept. 30, 2025.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. Xcel Energy’s operating revenues consisted of the following:

	Three Months Ended Sept. 30, 2025
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,260	$133	$2	$1,395
C&I	1,750	82	5	1,837
Other	40	—	2	42
Total retail	3,050	215	9	3,274
Wholesale	205	—	—	205
Transmission	200	—	—	200
Other	22	33	—	55
Total revenue from contracts with customers	3,477	248	9	3,734
Alternative revenue and other	161	16	4	181
Total revenues	$3,638	$264	$13	$3,915

	Three Months Ended Sept. 30, 2024
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,153	$126	$—	$1,279
C&I	1,634	68	6	1,708
Other	38	—	2	40
Total retail	2,825	194	8	3,027
Wholesale	191	—	—	191
Transmission	187	—	—	187
Other	1	32	—	33
Total revenue from contracts with customers	3,204	226	8	3,438
Alternative revenue and other	189	13	4	206
Total revenues	$3,393	$239	$12	$3,644

	Nine Months Ended Sept. 30, 2025
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$3,065	$977	$3	$4,045
C&I	4,557	521	22	5,100
Other	113	—	6	119
Total retail	7,735	1,498	31	9,264
Wholesale	556	—	—	556
Transmission	541	—	—	541
Other	61	129	—	190
Total revenue from contracts with customers	8,893	1,627	31	10,551
Alternative revenue and other	458	88	11	557
Total revenues	$9,351	$1,715	$42	$11,108

	Nine Months Ended Sept. 30, 2024
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$2,813	$885	$10	$3,708
C&I	4,245	439	21	4,705
Other	108	—	7	115
Total retail	7,166	1,324	38	8,528
Wholesale	501	—	—	501
Transmission	493	—	—	493
Other	37	133	—	170
Total revenue from contracts with customers	8,197	1,457	38	9,692
Alternative revenue and other	540	78	11	629
Total revenues	$8,737	$1,535	$49	$10,321

6. Income Taxes
Reconciliation between the statutory rate and ETR:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2025	2024	2025	2024
Federal statutory rate	21.0%	21.0%	21.0%	21.0%
State income tax on pretax income, net of federal tax effect	5.2	4.7	4.9	4.8
(Decreases) increases:
PTCs (a)	(17.0)	(16.0)	(27.0)	(26.2)
Plant regulatory differences (b)	(8.2)	(5.7)	(7.2)	(5.9)
Other tax credits, net operating loss & tax credit allowances	(0.4)	(1.5)	(0.9)	(1.1)
Other, net	0.9	(1.1)	0.8	(0.3)
Effective income tax rate	1.5%	1.4%	(8.4)%	(7.7)%
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
Common Stock Equivalents — Common stock equivalents include commitments to issue common stock related to forward equity agreements, collared forward equity agreements and time-based equity compensation awards. To the extent dilutive, these items are included in diluted shares outstanding using the treasury stock method.
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
•Liability awards subject to a performance condition; any portions settled in shares are included in common shares outstanding upon settlement.
Common shares outstanding used in the basic and diluted EPS computation:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(Shares in Millions)	2025	2024	2025	2024
Basic	592	564	584	559
Diluted (a)	595	565	587	559
(a)Diluted common shares outstanding included common stock equivalents of 3.1 million and 0.4 million for the three months ended Sept. 30, 2025 and 2024, respectively. Diluted common shares outstanding included common stock equivalents of 2.2 million and 0.3 million for the nine months ended Sept. 30, 2025 and 2024, respectively.

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
Unrealized gains for the nuclear decommissioning fund were $1.7 billion and $1.4 billion as of Sept. 30, 2025 and Dec. 31, 2024, respectively, and unrealized losses were $44 million and $49 million as of Sept. 30, 2025 and Dec. 31, 2024, respectively.
Non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund:

	Sept. 30, 2025
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$68	$68	$—	$—	$—	$68
Commingled funds	696	—	—	—	1,041	1,041
Debt securities	903	—	898	10	—	908
Equity securities	541	1,850	2	—	—	1,852
Total	$2,208	$1,918	$900	$10	$1,041	$3,869
(a)Reported in nuclear decommissioning fund and other investments on the consolidated balance sheets, which also includes $239 million of equity method investments and $165 million of rabbi trust assets and other miscellaneous investments.

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
For the three and nine months ended Sept. 30, 2025 and 2024, there were immaterial transfers of Level 3 investments between levels.
Contractual maturity dates of debt securities in the nuclear decommissioning fund as of Sept. 30, 2025:

	Final Contractual Maturity
(Millions of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Debt securities	$9	$341	$271	$287	$908
Rabbi Trusts
Xcel Energy has established rabbi trusts to provide partial funding for future deferred compensation plan distributions. The fair value of assets held in the rabbi trusts were $105 million and $96 million at Sept. 30, 2025 and Dec. 31, 2024, respectively, comprised of cash equivalents and mutual funds (level 1 valuation methods). Amounts are reported in nuclear decommissioning fund and other investments on the consolidated balance sheet.
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
As of Sept. 30, 2025, accumulated other comprehensive loss related to interest rate derivatives included $3 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of Sept. 30, 2025, Xcel Energy had unsettled interest rate derivatives with a notional amount of $120 million and an immaterial fair value.
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
As of Sept. 30, 2025, Xcel Energy had no commodity contracts designated as cash flow hedges.
Gross notional amounts of commodity forwards, options and FTRs:

(Amounts in Millions) (a)(b)	Sept. 30, 2025	Dec. 31, 2024
MWh of electricity	50	38
MMBtu of natural gas	56	77
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
As of Sept. 30, 2025, two of Xcel Energy’s ten most significant counterparties for these activities, comprising $21 million, or 12%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings.
Seven of the ten most significant counterparties, comprising $85 million, or 51%, of this credit exposure, were not rated by these external ratings agencies, but based on Xcel Energy’s internal analysis, had credit quality consistent with investment grade.
One of these significant counterparties, comprising $28 million, or 17%, of this credit exposure, had credit quality less than investment grade, based on internal analysis.
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
As of Sept. 30, 2025 and Dec. 31, 2024, there were $7 million and $11 million of derivative liabilities with such underlying contract provisions.
Certain contracts also contain cross default provisions that may require the posting of collateral or settlement of the contracts if there was a failure under other financing arrangements related to payment terms or other covenants.
As of Sept. 30, 2025 and Dec. 31, 2024, there were approximately $62 million and $69 million of derivative liabilities with such underlying contract provisions, respectively.
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

Recurring Derivative Fair Value Measurements
Impact of derivative activity:

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory Assets and Liabilities
Three Months Ended Sept. 30, 2025
Other derivative instruments:
Electric commodity	$—	$13
Natural gas commodity	$—	$(8)
Total	$—	$5

Nine Months Ended Sept. 30, 2025
Derivatives designated as cash flow hedges:
Interest rate	$1	$—
Total	$1	$—
Other derivative instruments:
Electric commodity	$—	$27
Natural gas commodity	—	(1)
Total	$—	$26

Three Months Ended Sept. 30, 2024
Other derivative instruments:
Natural gas commodity	$—	$(6)
Total	$—	$(6)

Nine Months Ended Sept. 30, 2024
Derivatives designated as cash flow hedges:
Interest rate	$29	$—
Total	$29	$—
Other derivative instruments:
Electric commodity	$—	$41
Natural gas commodity	—	(3)
Total	$—	$38

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and Liabilities
Three Months Ended Sept. 30, 2025
Derivatives designated as cash flow hedges:
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments:
Commodity trading	$—		$—		$2	(b)
Electric commodity	—		(1)	(c)	—
Total	$—		$(1)		$2

Nine Months Ended Sept. 30, 2025
Derivatives designated as cash flow hedges:
Interest rate	$3	(a)	$—		$—
Total	$3		$—		$—
Other derivative instruments:
Commodity trading	$—		$—		$(5)	(b)
Electric commodity	—		(22)	(c)	—
Natural gas commodity	—		—		(13)	(d)(e)
Total	$—		$(22)		$(18)

Three Months Ended Sept. 30, 2024
Derivatives designated as cash flow hedges:
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments:
Commodity trading	$—		$—		$3	(b)
Electric commodity	—		(13)	(c)	—
Total	$—		$(13)		$3

Nine Months Ended Sept. 30, 2024
Derivatives designated as cash flow hedges:
Interest rate	$3	(a)	$—		$—
Total	$3		$—		$—
Other derivative instruments:
Commodity trading	$—		$—		$(19)	(b)
Electric commodity	—		(16)	(c)	—
Natural gas commodity	—		—		(14)	(d)(e)
Total	$—		$(16)		$(33)
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
(e)Relates primarily to option premium amortization.
Xcel Energy had no derivative instruments designated as fair value hedges during the nine months ended Sept. 30, 2025 and 2024.

Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	Sept. 30, 2025						Dec. 31, 2024
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$4	$15	$8	$27	$(18)	$9	$6	$20	$8	$34	$(23)	$11
Electric commodity	—	—	190	190	(2)	188	—	—	90	90	(1)	89
Natural gas commodity	—	19	—	19	—	19	—	14	—	14	—	14
Total current derivative assets	$4	$34	$198	$236	$(20)	$216	$6	$34	$98	$138	$(24)	$114
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$3	$29	$37	$69	$(13)	$56	$8	$37	$47	$92	$(20)	$72
Total noncurrent derivative assets	$3	$29	$37	$69	$(13)	$56	$8	$37	$47	$92	$(20)	$72

	Sept. 30, 2025						Dec. 31, 2024
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Other derivative instruments:
Commodity trading	$6	$23	$6	$35	$(19)	$16	$7	$35	$5	$47	$(23)	$24
Electric commodity	—	—	2	2	(2)	—	—	—	1	1	(1)	—
Natural gas commodity	—	9	—	9	—	9	—	7	—	7	—	7
Total current derivative liabilities	$6	$32	$8	$46	$(21)	25	$7	$42	$6	$55	$(24)	31
PPAs (b)						6						6
Current derivative instruments						$31						$37
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$8	$25	$40	$73	$(15)	$58	$11	$32	$40	$83	$(22)	$61
Total noncurrent derivative liabilities	$8	$25	$40	$73	$(15)	58	$11	$32	$40	$83	$(22)	61
PPAs (b)						11						16
Noncurrent derivative instruments						$69						$77
(a)Xcel Energy nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement. At Sept. 30, 2025 and Dec. 31, 2024, derivative assets and liabilities include no obligations to return cash collateral. At Sept. 30, 2025 and Dec. 31, 2024, derivative assets and liabilities include rights to reclaim cash collateral of $3 million and $2 million, respectively. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)Xcel Energy currently applies the normal purchase exception to qualifying PPAs. Balance relates to specific contracts that were previously recognized at fair value prior to applying the normal purchase exception, and are being amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Changes in Level 3 commodity derivatives:

	Three Months Ended Sept 30
(Millions of Dollars)	2025	2024
Balance at July 1	$243	$239
Purchases (a)	—	2
Settlements (a)	(66)	(76)
Net transactions recorded during the period:
Losses recognized in earnings (b)	(1)	(9)
Net gains recognized as regulatory assets and liabilities (a)	11	6
Balance at Sept. 30	$187	$162

	Nine Months Ended Sept 30
(Millions of Dollars)	2025	2024
Balance at Jan. 1	$99	$90
Purchases (a)	260	179
Settlements (a)	(209)	(237)
Net transactions recorded during the period:
Losses recognized in earnings (b)	(10)	(6)
Net gains recognized as regulatory assets and liabilities (a)	47	136
Balance at Sept. 30	$187	$162
(a)Relates primarily to NSP-Minnesota and SPS FTR instruments administered by MISO and SPP.
(b)Relates to commodity trading and is subject to substantial offsetting losses and gains on derivative instruments categorized as levels 1 and 2 in the income statement. See above tables for the income statement impact of derivative activity, including commodity trading gains and losses.
Fair Value of Long-Term Debt
As of Sept. 30, 2025, other financial instruments for which the carrying amount did not equal fair value:

	Sept. 30, 2025		Dec. 31, 2024
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$32,035	$29,744	$28,419	$25,115
Fair value of Xcel Energy’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Sept. 30, 2025 and Dec. 31, 2024, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

9. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended Sept. 30
	2025	2024	2025	2024
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$19	$19	$1	$—
Interest cost (a)	38	37	6	6
Expected return on plan assets (a)	(52)	(52)	(5)	(4)
Amortization of prior service credit (a)	(1)	—	—	—
Amortization of net loss (a)	7	7	1	—
Settlement charge (b)	—	6	—	—
Net periodic benefit cost	11	17	3	2
Effects of regulation	3	(1)	—	—
Net benefit cost recognized for financial reporting	$14	$16	$3	$2

	Nine Months Ended Sept. 30
	2025	2024	2025	2024
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$57	$57	$1	$1
Interest cost (a)	116	113	18	16
Expected return on plan assets (a)	(156)	(155)	(15)	(13)
Amortization of prior service credit (a)	(1)	(1)	—	—
Amortization of net loss (a)	21	22	3	1
Settlement charge (b)	—	62	—	—
Net periodic benefit cost	37	98	7	5
Effects of regulation	7	(37)	—	—
Net benefit cost recognized for financial reporting	$44	$61	$7	$5
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
One case remains open, which is the multi-district litigation matter consisting of a Wisconsin purported class (Arandell Corp.). In October 2025, a settlement in principle was reached, resulting in an immaterial loss consistent with previously accrued amounts. This settlement is subject to court approval.
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
PSCo is aware of 307 complaints, most of which have also named Xcel Energy Inc. and Xcel Energy Services Inc. as additional defendants, relating to the Marshall Fire. The complaints are on behalf of at least 4,087 plaintiffs. The complaints generally allege that PSCo’s equipment ignited the Marshall Fire and assert various causes of action under Colorado law, including negligence, premises liability, trespass, nuisance, wrongful death, willful and wanton conduct, negligent infliction of emotional distress, loss of consortium and inverse condemnation. Certain of the complaints also seek exemplary damages. In addition to asserting claims against PSCo, Xcel Energy Inc. and Xcel Energy Services, various Plaintiffs, including insurance company plaintiffs, asserted claims against certain telecommunications companies (the Telecom Companies). In April 2025, most of the remaining plaintiffs amended their complaints to also assert claims against the Telecom Companies. In June 2025, the Boulder County District Court dismissed Xcel Energy Inc. from the complaints that named that entity as a defendant, due to lack of jurisdiction.
An initial trial on liability issues was scheduled to start in September 2025. Prior to trial, in September 2025, Xcel Energy, Qwest Corporation and Teleport Communications America, LLC reached settlement agreements in principle that resolve all claims asserted by the subrogation insurers, the public entity plaintiffs and individual plaintiffs. PSCo did not admit any fault, wrongdoing or negligence in connection with these settlement agreements.
PSCo expects to pay approximately $640 million related to these settlements, with approximately $353 million expected to be reimbursed to PSCo by remaining insurance coverage (after consideration of legal costs incurred to date). PSCo recognized a $287 million charge to earnings as a result of these settlement agreements in the quarterly period ended Sept. 30, 2025.
A remaining estimated liability of $640 million is presented in other current liabilities as of Sept. 30, 2025; no estimated liability was recognized as of Dec. 31, 2024. PSCo records insurance recoveries when it is deemed probable that recovery will occur, and PSCo can reasonably estimate the amount or range. Insurance receivables of $353 million related to the settlement are presented in prepayments and other current assets as of Sept. 30, 2025; no such insurance receivables were recognized as of Dec. 31, 2024.
The agreements in principle remain subject to final documentation and individual plaintiffs opting in to the agreements negotiated and recommended by their counsel. The trial that was scheduled to begin in September 2025 has been vacated to allow the parties time to execute definitive settlement agreements. To the extent any individual plaintiffs choose to opt out of the agreements negotiated and recommended by their counsel and such cases are not otherwise resolved, they will be subject to further litigation.
2024 Smokehouse Creek Fire Complex — On February 26, 2024, multiple wildfires began in the Texas Panhandle, including the Smokehouse Creek Fire and the 687 Reamer Fire, which burned into the perimeter of the Smokehouse Creek Fire (together, referred to herein as the “Smokehouse Creek Fire Complex”). The Texas A&M Forest Service issued incident reports that determined that the Smokehouse Creek Fire and the 687 Reamer Fire were caused by power lines owned by SPS after wooden poles near each fire origin failed. According to the Texas A&M Forest Service’s Incident Viewer and news reports, the Smokehouse Creek Fire Complex burned approximately 1,055,000 acres. In August 2025, the Texas Attorney General’s office announced that it was opening a civil investigation into utilities, including Xcel Energy and SPS, connected to the Smokehouse Creek and Windy Deuce fires. The company is cooperating with that investigation.
SPS is aware of approximately 34 complaints, most of which have also named Xcel Energy Services Inc. as an additional defendant, relating to the Smokehouse Creek Fire Complex. The complaints, which assert claims on behalf of one or more plaintiffs, generally allege that SPS’ equipment ignited the Smokehouse Creek Fire Complex and seek compensation for losses resulting from the fire, asserting various causes of action under Texas law. In addition to seeking compensatory damages, certain of the complaints also seek exemplary damages. Of the 34 complaints, 12 have been resolved and dismissed to date, with nine others settled or settled in principle, and pending dismissal.
SPS has received 254 claims through its claims process and has reached final settlements on 212 of those claims as of the date of this filing. In addition to filed complaints and claims made through SPS’ claims process, SPS has also received information from attorneys for approximately 83 claims which have not been submitted through the claims process and have also not been filed as lawsuits, and has reached settlement of 71 of those claims through mediation.

SPS has settled claims related to both of the fatalities believed to be associated with the Smokehouse Creek Fire Complex. Settlements have also been reached with the subrogated insurer plaintiffs as well as the three largest claims that have been asserted from the fire, as measured by fire-impacted acreage. Settlements reached as of the date of this filing total $361 million of expected loss payments, of which $219 million and $35 million were paid through Sept. 30, 2025 and Dec. 31, 2024, respectively.
Based on the current state of the law and the facts and circumstances available as of the date of this filing, Xcel Energy has recorded $410 million of total estimated losses for the matter (before available insurance). This represents a $120 million increase from the estimated losses as of June 30, 2025, largely driven by actual settlement activity for large claims and previously inestimable categories, such as damage to trees. A remaining estimated liability of $191 million and $180 million is presented in other current liabilities as of Sept. 30, 2025 and Dec. 31, 2024, respectively.
The cumulative estimated probable losses of $410 million for complaints and claims in connection with the Smokehouse Creek Fire Complex (before available insurance) represents the total of actual settlements reached to date plus the low end of the range for remaining reasonably estimable losses, and is subject to change as additional information becomes available. This $410 million estimate does not include amounts for (i) potential penalties or fines that may be imposed by governmental entities on Xcel Energy, (ii) exemplary or punitive damages, (iii) compensation claims by federal, state, county and local government entities or agencies, (iv) unsettled compensation claims for damage to trees and oil and gas equipment, or (v) other amounts that are not reasonably estimable.
Xcel Energy remains unable to reasonably estimate any additional loss or the upper end of the range because there are a number of unknown facts and legal considerations that may impact the amount of any potential liability, including whether additional complaints and demands may be made. In the event that SPS or Xcel Energy Services Inc. was found liable related to the litigation related to the Smokehouse Creek Fire Complex and was required to pay damages, such amounts could exceed our insurance coverage of approximately $500 million for the annual policy period and could have a material adverse effect on our financial condition, results of operations or cash flows.
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
SPS records insurance recoveries when it is deemed probable that recovery will occur, and SPS can reasonably estimate the amount or range. Insurance receivables of $341 million and $210 million, net of recoveries received, are presented in prepayments and other current assets as of Sept. 30, 2025 and Dec. 31, 2024, respectively. While SPS plans to seek recovery of all insured losses, it is unable to predict the ultimate amount and timing of such insurance recoveries.
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
In May 2025, in the resulting case currently before an ALJ to determine the refund amount, NSP-Minnesota submitted direct testimony asserting that no more than $6 million of customer refunds are warranted for the outage.
In July 2025, intervenor direct testimony was filed by the DOC, OAG, and XLI. These parties, together with the CUB, also filed a joint motion requesting the ALJ rule that customer refunds cannot be adjusted as proposed by NSP-Minnesota, including certain reductions for avoided future outages. If NSP-Minnesota’s proposed adjustments were rejected, and other DOC and OAG direct testimony recommendations were applied to both 2023 and 2024, NSP-Minnesota estimates that the customer refunds would be approximately $34 million. The joint motion was denied in August 2025, and the application of the adjustments will be addressed in the case before the ALJ.
Rebuttal and surrebuttal testimony were filed in August and September 2025. An ALJ report is expected in March 2026, with a MPUC decision expected in the second quarter of 2026.
Cabin Creek Prudency Review — In 2015, the CPUC granted a CPCN for an $88 million upgrade project to increase the generating and storage capacity of the Cabin Creek hydroelectric storage facility, which anticipated project completion in 2020. Due to significant and unforeseen challenges, the project was not completed until 2023 and cost approximately $110 million.
In April 2025, PSCo and CPUC Staff filed a settlement agreement that would resolve the matter, with terms including reduced return on the upgrade project totaling $8 million, recognized over five years. In August 2025, the CPUC approved the settlement agreement.

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
MGP, Landfill and Disposal Sites
Xcel Energy is investigating, remediating or performing post-closure actions at 14 historical MGP, landfill or other disposal sites across its service territories, excluding sites that are being addressed under current coal ash regulations (see below).
Xcel Energy has approximately $15 million of remaining liabilities for resolution of these issues, however, the final outcome and timing are unknown. In addition, there may be regulatory recovery, insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of costs incurred.
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
In July 2025, the EPA issued a proposed rule amending the CCR Legacy rule. The proposal seeks to extend deadlines for various regulatory actions and clarify previous information regarding implementation of the rule. Xcel Energy will monitor the proposed rule and evaluate the impacts of any final rule.
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
Compliance with the published plan would require subject facilities to secure additional allowances, install NOx controls and/or develop a strategy of operations that utilizes the existing allowance allocations. While the financial impacts of the final rule are uncertain and dependent on market forces and anticipated generation, if the rule is implemented, Xcel Energy anticipates the annual costs could be significant but would be recoverable through regulatory mechanisms.
Leases
Xcel Energy evaluates contracts that may contain leases, including PPAs and arrangements for the use of office space and other facilities, as well as certain contracts for the use of land, vehicles and other equipment. A contract contains a lease if it conveys the exclusive right to control the use of a specific asset.
In the third quarter of 2025, certain PPAs for natural gas fueled generating facilities were amended, extending NSP-Minnesota’s use of these plants to 2039 and 2048. The amended agreements qualify for classification as finance leases. As of Sept. 30, 2025, other current liabilities and non-current finance lease liabilities include $37 million and $1.2 billion of finance lease obligations for these amended PPAs, respectively. Prior to these amendments, the agreements were classified as operating leases.
PPA finance lease payments are allocated between interest charges and depreciation and amortization on the consolidated statements of income. PPA operating lease payments are included in electric fuel and purchased power, and expense for other operating leases is included in O&M expense and electric fuel and purchased power.

Components of lease expense:

	Three Months Ended Sept. 30
(Millions of Dollars)	2025	2024
Operating leases
PPA capacity payments	$47	$57
Other operating leases (a)	9	11
Total operating lease expense	$56	$68
Finance leases
Amortization of ROU assets	$4	$1
Interest expense on lease liability	14	4
Total finance lease expense	$18	$5
(a)Includes immaterial short-term lease expense.

	Nine Months Ended Sept. 30
(Millions of Dollars)	2025	2024
Operating leases
PPA capacity payments	$158	$172
Other operating leases (a)	32	33
Total operating lease expense	$190	$205
Finance leases
Amortization of ROU assets	$6	$3
Interest expense on lease liability	22	11
Total finance lease expense	$28	$14
(a)Includes immaterial short-term lease expense.
Commitments under operating and finance leases as of Sept. 30, 2025:

(Millions of Dollars)	PPA Operating Leases	Other Operating Leases	Total Operating Leases	Finance Leases (a)
Total minimum obligation	$667	$516	$1,183	$2,211
Interest component of obligation	(98)	(200)	(298)	(900)
Present value of minimum obligation	$569	$316	885	1,311
Less current portion			(114)	(39)
Noncurrent operating and finance lease liabilities			$771	$1,272
(a)Excludes certain amounts related to PSCo’s lease obligations given Xcel Energy’s 50% ownership interest in WYCO.
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
The utility subsidiaries had 3,661 MW and 3,751 MW of capacity under long-term PPAs at Sept. 30, 2025 and Dec. 31, 2024, respectively, with entities that have been determined to be variable interest entities. The PPAs have expiration dates through 2048.
Other
Guarantees and Bond Indemnifications — Xcel Energy Inc. and its subsidiaries provide guarantees and bond indemnities, which guarantee payment or performance. Xcel Energy Inc.’s exposure is based upon the net liability under the specified agreements or transactions. Most of the guarantees and bond indemnities issued by Xcel Energy Inc. and its subsidiaries have a stated maximum amount.
As of Sept. 30, 2025 and Dec. 31, 2024, Xcel Energy had no assets held as collateral related to their guarantees, bond indemnities and indemnification agreements. Guarantees and bond indemnities issued and outstanding for Xcel Energy were approximately $111 million and $93 million at Sept. 30, 2025 and Dec. 31, 2024, respectively.
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

11. Other Comprehensive Loss
Changes in accumulated other comprehensive loss, net of tax:

	Three Months Ended Sept. 30, 2025			Three Months Ended Sept. 30, 2024
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at July 1	$(27)	$(39)	$(66)	$(30)	$(37)	$(67)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (a)	1	—	1	1	—	1
Net current period other comprehensive income	1	—	1	1	—	1
Accumulated other comprehensive loss at Sept. 30	$(26)	$(39)	$(65)	$(29)	$(37)	$(66)

	Nine Months Ended Sept. 30, 2025			Nine Months Ended Sept. 30, 2024
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(29)	$(39)	$(68)	$(53)	$(41)	$(94)
Other comprehensive gain before reclassifications	—	—	—	22	—	22
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (a)	3	—	3	2	—	2
Amortization of net actuarial losses (b)	—	—	—	—	4	4
Net current period other comprehensive income	3	—	3	24	4	28
Accumulated other comprehensive loss at Sept. 30	$(26)	$(39)	$(65)	$(29)	$(37)	$(66)
(a)Included in interest charges.
(b)Included in the computation of net periodic pension and postretirement benefit costs. See Note 9 for further information.

12. Segment Information
Segment information and reconciliation to Xcel Energy’s consolidated net income:

	Three Months Ended Sept. 30, 2025
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues	$3,638	$264	$3,902
Intersegment revenue	—	8	8
Total segment revenues	3,638	272	3,910
Electric fuel and purchased power	1,098	—	1,098
Cost of natural gas sold and transported	—	61	61
O&M expenses	582	105	687
Depreciation and amortization	640	106	746
Other segment expenses, net	443	28	471
Interest charges and financing costs	228	31	259
Income tax expense (benefit)	55	(20)	35
Net income (loss)	$592	$(39)	$553

Total segment net income			$553
Non-segment net loss			(29)
Consolidated net income			$524

	Three Months Ended Sept. 30, 2024
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues	$3,393	$239	$3,632
Electric fuel and purchased power	1,060	—	1,060
Cost of natural gas sold and transported	—	63	63
O&M expenses	540	100	640
Depreciation and amortization	591	87	678
Other segment expenses, net	197	14	211
Interest charges and financing costs	198	29	227
Income tax expense (benefit)	55	(18)	37
Net income (loss)	$752	$(36)	$716

Total segment net income			$716
Non-segment net loss			(34)
Consolidated net income			$682

	Nine Months Ended Sept. 30, 2025
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues	$9,351	$1,715	$11,066
Intersegment revenue	—	19	19
Total segment revenues	9,351	1,734	11,085
Electric fuel and purchased power	3,036	—	3,036
Cost of natural gas sold and transported	—	708	708
O&M expenses	1,704	316	2,020
Depreciation and amortization	1,883	306	2,189
Other segment expenses, net	770	112	882
Interest charges and financing costs	645	92	737
Income tax (benefit) expense	(88)	37	(51)
Net income	$1,401	$163	$1,564

Total segment net income			$1,564
Non-segment net loss			(113)
Consolidated net income			$1,451

	Nine Months Ended Sept. 30, 2024
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues	$8,737	$1,535	$10,272
Intersegment revenue	1	1	2
Total segment revenues	8,738	1,536	10,274
Electric fuel and purchased power	2,863	—	2,863
Cost of natural gas sold and transported	—	664	664
O&M expenses	1,596	306	1,902
Depreciation and amortization	1,772	260	2,032
Other segment expenses, net	547	67	614
Interest charges and financing costs	582	86	668
Income tax (benefit) expense	(85)	28	(57)
Net income	$1,463	$125	$1,588

Total segment net income			$1,588
Non-segment net loss			(116)
Consolidated net income			$1,472
Equity method investments in the regulated natural gas utility segment of $90 million and $85 million at Sept. 30, 2025 and Dec. 31, 2024, respectively, primarily relate to WYCO. Non-segment equity method investments of $149 million and $161 million as of Sept. 30, 2025 and Dec. 31, 2024, respectively, relate to investments in energy technology funds.
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
Other segment expenses, net, for the reportable segments includes wildfire litigation expense, conservation and DSM expenses, taxes (other than income taxes), other income, net, earnings from equity method investments, intersegment expenses and AFUDC - equity.

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
The following table provides a reconciliation of GAAP earnings (net income) to ongoing earnings:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(Millions of Dollars)	2025	2024	2025	2024
GAAP net income	$524	$682	$1,451	$1,472
Sherco Unit 3 2011 outage refunds	—	35	—	46
Marshall Wildfire litigation	287	—	287	—
Tax effect	(74)	(10)	(74)	(13)
Ongoing earnings	$737	$707	$1,664	$1,505

Sherco Unit 3 2011 Outage Refunds — NSP-Minnesota’s Sherco Unit 3 experienced an extended outage following a 2011 incident which damaged its turbine. In October 2024 following contested case procedures, the MPUC ordered a customer refund of $46 million for replacement power incurred during the outage, which is presented as a non-recurring charge to electric revenues.
Marshall Wildfire Litigation — In the third quarter of 2025, PSCo recognized a non-recurring $287 million charge as a result of a settlement reached with the plaintiffs in the Marshall Wildfire litigation.

Results of Operations
The only common equity securities that are publicly traded are common shares of Xcel Energy Inc. Diluted earnings and EPS of each subsidiary discussed below do not represent a direct legal interest in the assets and liabilities allocated to such subsidiary but rather represent a direct interest in our assets and liabilities as a whole.
Xcel Energy’s third quarter GAAP diluted earnings were $0.88 per share compared with $1.21 per share in the same period in 2024 and ongoing earnings were $1.24 compared with $1.25 per share in 2024. The change in ongoing earnings per share was primarily driven by higher depreciation, interest charges and O&M expenses partially offset by increased recovery of infrastructure investments. Fluctuations in electric and natural gas revenues associated with changes in fuel and purchased power and/or natural gas sold and transported generally do not significantly impact earnings (changes in costs are offset by the related variation in revenues).
Summarized diluted EPS for Xcel Energy:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
Diluted Earnings (Loss) Per Share	2025	2024	2025	2024
NSP-Minnesota	$0.53	$0.45	$1.17	$1.06
PSCo	0.08	0.45	0.79	1.06
SPS	0.27	0.31	0.55	0.58
NSP-Wisconsin	0.07	0.07	0.19	0.19
Earnings from equity method investments — WYCO	0.01	0.01	0.02	0.02
Regulated utility	0.96	1.29	2.72	2.91
Xcel Energy Inc. and Other	(0.07)	(0.08)	(0.24)	(0.28)
GAAP diluted EPS (a)	$0.88	$1.21	$2.47	$2.63
Sherco Unit 3 2011 outage refunds	—	0.04	—	0.06
Marshall Wildfire settlement	0.36	—	0.36	—
Ongoing diluted EPS (a)	$1.24	$1.25	$2.84	$2.69
(a)Amounts may not add due to rounding.
Summary of Earnings
NSP-Minnesota — GAAP earnings increased $0.08 per share and ongoing earnings increased $0.04 for the third quarter. Year-to-date GAAP earnings increased $0.11 per share and ongoing earnings increased $0.05 per share. The year-to-date ongoing earnings increase was driven by higher recovery of electric infrastructure investments, which was partially offset by increased O&M expenses, depreciation and interest charges.
PSCo — GAAP earnings decreased $0.37 per share and ongoing earnings decreased $0.01 for the third quarter of 2025. Year-to-date GAAP earnings decreased $0.27 and ongoing earnings increased $0.09. The year-to-date ongoing earnings increase was driven by higher recovery of electric and natural gas infrastructure investments, which was partially offset by increased depreciation and interest charges.
SPS — GAAP and ongoing earnings decreased $0.04 per share for the third quarter and decreased $0.03 year-to-date. The year-to-date change was driven by unfavorable weather, increased interest charges and O&M expenses, partially offset by higher recovery of electric infrastructure investments and sales growth.
NSP-Wisconsin — GAAP and ongoing earnings per share were flat for the third quarter of 2025 and year-to-date. The year-to-date change was driven by higher recovery of electric and natural gas infrastructure investments, which was offset by increased depreciation and O&M expenses.
Xcel Energy Inc. and Other — Primarily includes financing costs and interest income at the holding company and earnings from investment funds, which are accounted for as equity method investments. The change in earnings was largely due to gains on debt repurchases, partially offset by higher interest rates and debt levels and the performance of the equity method investments, which primarily invest in energy technology companies.

Changes in GAAP and Ongoing EPS
Components significantly contributing to changes in 2025 EPS compared to 2024:

Diluted Earnings (Loss) Per Share	Three Months Ended Sept. 30	Nine Months Ended Sept. 30
GAAP EPS — 2024	$1.21	$2.63

Components of change - 2025 vs. 2024
Higher electric revenues	0.28	0.76
Higher natural gas revenues	0.03	0.24
Higher AFUDC equity & debt	0.08	0.18
Sherco Unit 3 2011 outage refunds	0.04	0.06
Marshall Wildfire settlement	(0.36)	(0.36)
Higher electric fuel and purchased power (a)	(0.05)	(0.23)
Higher depreciation	(0.09)	(0.21)
Higher O&M expenses	(0.05)	(0.17)
Higher interest charges	(0.08)	(0.17)
Higher costs of natural gas sold and transported (a)	—	(0.06)
Common stock equity dilution	(0.07)	(0.14)
Other, net	(0.06)	(0.06)
GAAP EPS — 2025	$0.88	$2.47
Marshall Wildfire settlement	0.36	0.36
Ongoing EPS — 2025 (b)	$1.24	$2.84
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
Percentage increase (decrease) in normal and actual HDD, CDD and THI:

	Three Months Ended Sept. 30			Nine Months Ended Sept. 30
	2025 vs. Normal	2024 vs. Normal	2025 vs. 2024	2025 vs. Normal	2024 vs. Normal	2025 vs. 2024
HDD	(30.6)%	(72.7)%	135.7%	(1.9)%	(14.7)%	12.3%
CDD	(7.2)	20.1	(20.8)	(6.8)	24.7	(23.0)
THI	12.3	(1.8)	15.9	7.3	(10.8)	21.9
Weather — Estimated impact of temperature variations on EPS compared with normal weather conditions:

	Three Months Ended Sept. 30			Nine Months Ended Sept. 30
	2025 vs. Normal	2024 vs. Normal	2025 vs. 2024	2025 vs. Normal	2024 vs. Normal	2025 vs. 2024
Retail electric	$0.006	$0.038	$(0.032)	$(0.001)	$0.015	$(0.016)
Sales true-up (a)	—	(0.001)	0.001	—	0.040	(0.040)
Electric total	$0.006	$0.037	$(0.031)	$(0.001)	$0.055	$(0.056)
Firm natural gas	—	(0.002)	0.002	—	(0.040)	0.040
Decoupling	0.001	(0.001)	0.002	0.003	0.017	(0.014)
Natural gas total	$0.001	$(0.003)	$0.004	$0.003	$(0.023)	$0.026
Total	$0.007	$0.034	$(0.027)	$0.002	$0.032	$(0.030)
(a)The sales true-up mechanism in NSP-Minnesota expired in 2024 and is proposed in the pending Minnesota electric rate case to be reestablished in 2026.
Sales — Sales growth (decline) for actual and weather-normalized sales in 2025 compared to 2024:

	Three Months Ended Sept. 30
	NSP-Minnesota	PSCo	SPS	NSP-Wisconsin	Xcel Energy
Actual
Electric residential	6.4%	(0.1)%	(7.5)%	3.5%	1.6%
Electric C&I	(0.8)	(1.5)	5.4	0.1	1.0
Total retail electric sales	1.7	(0.9)	2.8	1.0	1.1
Firm natural gas sales	3.7	4.9	N/A	(4.5)	4.0

	Three Months Ended Sept. 30
	NSP-Minnesota	PSCo	SPS	NSP-Wisconsin	Xcel Energy
Weather-Normalized
Electric residential	1.9%	5.2%	3.3%	1.9%	3.3%
Electric C&I	(1.9)	1.5	6.5	(0.1)	1.9
Total retail electric sales	(0.6)	2.9	5.7	0.4	2.2
Firm natural gas sales	1.7	1.7	N/A	(6.2)	1.2

	Nine Months Ended Sept. 30
	NSP-Minnesota	PSCo	SPS	NSP-Wisconsin	Xcel Energy
Actual
Electric residential	6.0%	(0.9)%	(2.1)%	6.1%	2.2%
Electric C&I	0.1	(0.3)	6.3	0.2	1.9
Total retail electric sales	2.0	(0.5)	4.7	1.8	1.9
Firm natural gas sales	15.0	2.2	N/A	18.5	7.0

	Nine Months Ended Sept. 30
	NSP-Minnesota	PSCo	SPS	NSP-Wisconsin	Xcel Energy
Weather-Normalized
Electric residential	1.2%	2.4%	4.4%	1.7%	2.2%
Electric C&I	(0.9)	1.2	7.0	(0.2)	2.2
Total retail electric sales	(0.2)	1.6	6.4	0.3	2.1
Firm natural gas sales	—	(2.0)	N/A	2.4	(1.1)

	Nine Months Ended Sept. 30 (Leap Year Adjusted)
	NSP-Minnesota	PSCo	SPS	NSP-Wisconsin	Xcel Energy
Weather-Normalized
Electric residential	1.6%	2.8%	4.8%	2.1%	2.5%
Electric C&I	(0.5)	1.6	7.4	0.1	2.6
Total retail electric sales	0.2	2.0	6.8	0.6	2.5
Firm natural gas sales	0.9	(1.2)	N/A	3.3	(0.3)
Weather-normalized and leap-year adjusted electric sales growth (decline) — year-to-date
•NSP-Minnesota — Residential sales increased due to customer growth (1.1%) and increase in use per customer (0.4%). C&I sales decreased due to lower use per customer.
•PSCo — Residential sales increased due to increased use per customer (1.6%) and customer growth (1.2%). C&I sales increased due to higher use per customer and customer growth, primarily in the information and energy sectors.
•SPS — Residential sales increased due to higher use per customer (4.1%) and customer growth (0.7%). C&I sales increased due to higher use per customer, primarily driven by the energy sector.
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

(Millions of Dollars)	Three Months Ended Sept. 30, 2025 vs. 2024	Nine Months Ended Sept. 30, 2025 vs. 2024
Recovery of higher cost of electric fuel and purchased power	$28	$160
Non-fuel riders	35	151
Regulatory rate outcomes (MN and ND)	46	98
Sales and demand	44	98
Transmission revenues	14	48
Sherco Unit 3 2011 outage refunds	35	46
PTCs flowed back to customers (offset in ETR)	32	17
Estimated impact of weather	(21)	(39)
Conservation and demand side management (offset in expense)	(19)	(34)
Other, net	51	69
Total increase	$245	$614
Natural Gas Revenues
Natural gas revenues vary with changing sales, the cost of natural gas and regulatory outcomes.

(Millions of Dollars)	Three Months Ended Sept. 30, 2025 vs. 2024	Nine Months Ended Sept. 30, 2025 vs. 2024
Regulatory rate outcomes (CO)	$10	$82
Recovery of higher cost of natural gas	5	53
Conservation revenue (offset in expense)	6	34
Estimated impact of weather (net of decoupling)	3	19
Retail sales decline (net of decoupling)	(3)	(13)
Other, net	4	5
Total increase	$25	$180
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
Electric fuel and purchased power expenses increased $38 million for the third quarter of 2025 and $173 million year-to-date. The year-to-date increase was primarily due to increased commodity prices and transmission expense partially offset by decreased volumes and timing of fuel recovery mechanisms.
Cost of Natural Gas Sold and Transported — Expenses incurred for the cost of natural gas sold are impacted by market prices and seasonality. These costs are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are largely offset in operating revenues and have minimal earnings impact.
Natural gas sold and transported decreased $2 million for the third quarter of 2025 and increased $44 million year-to-date. The year-to-date increase was primarily due to higher commodity prices and volumes, partially offset by timing of fuel recovery mechanisms.
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses increased $37 million for the third quarter of 2025 and $131 million year-to-date. The year-to-date increase was primarily due to increased benefits and healthcare costs, nuclear generation costs and insurance costs.

Depreciation and Amortization — Depreciation and amortization increased $69 million for the third quarter of 2025 and $158 million year-to-date. The year-to-date increase was largely the result of system investment.
Other Income — Other income increased $7 million for the third quarter of 2025 and $46 million year-to-date, largely due to gains on debt repurchases in the second quarter of 2025.
Interest Charges — Interest charges increased $58 million for the third quarter of 2025 and $129 million year-to-date, largely due to higher debt levels and interest rates.
AFUDC, Equity and Debt — AFUDC increased $50 million for the third quarter of 2025 and $112 million year-to-date, largely the result of system investment.

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
NSP-Minnesota
Upcoming, Pending and Recently Concluded Regulatory Proceedings
2025 Minnesota Natural Gas Rate Case — On Oct. 31, 2025, NSP-Minnesota plans to file a natural gas rate case in Minnesota, seeking a total revenue increase of $63 million (8.2%). The filing is based on a 2026 forecast test year and includes an ROE of 10.65%, a 52.5% equity ratio and rate base of $1.5 billion. NSP-Minnesota will also request interim rates of $51 million to go into effect on Jan. 1, 2026. As part of the request, NSP-Minnesota plans to file an option for a stay-out alternative.
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
In January 2025, the Court issued its opinion, which upheld the commission's determination on insurance expense, but reversed and remanded the executive compensation and prepaid pension asset decisions back to the MPUC. In June 2025, the MPUC ordered proceedings to reconsider the treatment of prepaid pension assets and executive compensation, with the procedural schedule expected to be established in the fourth quarter of 2025.
2024 Minnesota Electric Rate Case — In November 2024, NSP-Minnesota filed an electric rate case in Minnesota based on an ROE of 10.3%, a 52.5% equity ratio and rate base of $13.2 billion in 2025 and $14 billion in 2026. In December 2024, the MPUC approved interim rates of $192 million, effective Jan. 1, 2025. In March 2025, NSP-Minnesota filed supplemental direct testimony, updating its total revenue request to $473 million.
In August 2025, eight parties filed testimony. The DOC, OAG, XLI, the CUB, Walmart and Joint Intervenors were the only parties to quantify recommended financial adjustments. XLI recommended $190 million in proposed adjustments, based on a reduced ROE and a reduction in certain O&M expenses. CUB recommended proposed adjustments based on a reduced ROE and elimination of reconnection and late fee revenues. Walmart recommended an adjustment based on a reduced ROE. Other parties provided issue specific recommendations.
Proposed DOC modifications to NSP-Minnesota’s request are summarized below:

(Millions of Dollars)	2025	2026
NSP-Minnesota’s filed base revenue request	$344	$473

Recommended adjustments:
Rate of return	(101)	(107)
O&M expenses	(62)	(56)
Generation capacity revenue (a)	(39)	(40)
Depreciation	(29)	(32)
Federal production tax credits (a)	(22)	(10)
Riverside Generating Plant outage (b)	(18)	(13)
Prepaid pension assets and liability	(11)	(11)
Property tax (a)	(4)	(12)
Other, net	(9)	(25)
Total adjustments	(295)	(306)

Total proposed revenue change	$49	$167
(a)Adjustments largely offset in trackers.
(b)Riverside Generating Plant experienced a mechanical failure in April 2025 that resulted in an extended outage.
Positions on NSP-Minnesota’s filed rate request:

Recommended Position	DOC	XLI	CUB	Walmart
ROE	9.25%	8.96%	9.00%	9.25%
Equity	52.50%	N/A	N/A	N/A
In October 2025, NSP-Minnesota filed rebuttal testimony, updating its total revenue request to $365 million. Of NSP-Minnesota’s proposed adjustments, approximately $100 million relates to depreciation expense and $50 million are largely offset in trackers.
An ALJ report is expected in April 2026, with a MPUC decision expected in the third quarter of 2026.

2025 South Dakota Electric Rate Case — In June 2025, NSP-Minnesota filed a request with the SDPUC for a net annual electric rate increase of $44 million (15%). The filing is based on a 2024 historic test year, a requested ROE of 10.3%, rate base of approximately $1.2 billion and an equity ratio of 52.87%. NSP-Minnesota will request interim rates to begin on Jan. 1, 2026. If approved as filed, this rate request would result in an average annual residential bill increase of 3% over the period from 2016-2026.
The procedural schedule is as follows:
•Intervenor direct testimony: March 20, 2026
•Rebuttal testimony: April 14, 2026
•Evidentiary Hearing: April 28-30, 2026
A SDPUC decision is expected in the second quarter of 2026.
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
On July 8, 2025, two intervenors filed testimony with a range of recommendations. NDPSC Staff recommended an increase of approximately $30 million, with a 9.41% ROE and a 50% equity ratio, along with other proposed adjustments that were not quantified. NSP-Minnesota estimates the NDPSC Staff recommendation would result in a rate increase of $20 million to $25 million. A NDPSC decision is expected in early 2026.
NSP-Wisconsin
Pending and Recently Concluded Regulatory Proceedings
Excess Liability Insurance Deferral – In February 2025, NSP-Wisconsin filed a request with the PSCW for deferred accounting treatment for excess liability insurance expense of $9.6 million incurred as a result of the October 2024 policy renewal. The PSCW verbally approved the request in August 2025.
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
On August 8, 2025, the PSCW Staff and intervenors filed their direct testimony. The PSCW Staff recommended an electric base rate increase of $115 million or 14.4% over the two-year period. The PSCW Staff additionally recommended a natural gas rate increase of $21 million, or 12.3% over the two-year period, all based on a ROE of 9.7% and an equity ratio of 53.5%.
Intervenors mainly limited their comments on revenue requirements to ROE focusing the majority of their testimony on cost of service, rate design and other policy issues.
The major components of the PSCW Staff recommendation are summarized below:

(Millions of Dollars)	Electric	Natural Gas
NSP-Wisconsin’s filed two-year rate request	$151	$24

PSCW Staff recommended adjustments:
Capital investments (a)	(15)	(1)
ROE adjustment	(7)	(1)
O&M expenses	(6)	(1)
Nuclear decommissioning accrual update (b)	(6)	—
Other, net	(2)	—
Proposed revenue change	$115	$21
(a)Capital investment adjustment includes $7 million associated with two MISO LRTP projects that are pending PSCW approval (Grid Forward and Western Wisconsin Transmission Connection). It is PSCW Staff historic practice to recommend adjustments for projects until Commission approval is received. Approval of both LRTP projects is anticipated in the fourth quarter of 2025.
(b)Since filing the case, the Minnesota Public Utilities Commission authorized a reduction to the annual nuclear decommissioning accrual. This reduction, which flows to NSP-Wisconsin through the interchange agreement, reduced the NSP-Wisconsin rate request and is earnings neutral.
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
•In 2024, NSP-Minnesota and NSP-Wisconsin each issued an RFP collectively seeking up to 1,600 MW of wind, solar, storage or hybrid resources to interconnect to the NSP System, including reutilization of the interconnection rights associated with the retiring Sherco coal units, and 650 MW of solar and storage resources to specifically reutilize the interconnection rights associated with the retiring King coal unit. NSP-Minnesota and NSP-Wisconsin announced the short listed projects in January 2025 and plan to file for the requisite approvals of the selected resources with the MPUC and PSCW, respectively, in the fourth quarter of 2025.
•NSP-Minnesota and NSP-Wisconsin will continue to file additional RFPs throughout 2025 and 2026 for resource needs approved as part of the 2024 Upper Midwest Resource Plan.

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
•Denial of PSCo’s decoupling proposal.
PSCo placed new rates into effect in November, as modified on ARRR in February 2025, with an annual revenue increase of approximately $125 million, inclusive of $15 million of accelerated depreciation. In May 2025, PSCo filed an appeal with the Denver District Court seeking review of the CPUC’s decisions related to recovery of certain operating expenses, cost of capital and capital structure, and the treatment of gas storage inventory costs. Briefing will be completed in the fourth quarter of 2025.
Colorado Resource Plan — In December 2023, the CPUC approved a portfolio of 5,835 MW, which includes approximately 3,100 MW of company owned resources and 2,700 MW of PPAs.
In September 2024, PSCo filed a proposed framework for CPUC review of pricing adjustments for both company-owned and PPA resources to enable delivery of the approved portfolio in light of supply chain and geopolitical developments. In January 2025, the CPUC issued a decision granting limited potential pricing relief including potential tariff impacts, subject to evaluation in future CPCN proceedings for company owned projects. In September 2025, the CPUC authorized the process for company-owned and PPA resources to seek up to 15% relief for tariff impacts to projects. Relief requests are due by Dec. 31, 2025 or 18 months prior to COD. The CPUC will ultimately review and approve/deny requests.
PSCo has filed all generation CPCNs associated with company-owned generation from the Colorado Energy Plan and expects to continue filing transmission CPCNs throughout 2025 and 2026.
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
A hearing was held in June 2025 and a CPUC decision on the resource need is expected in the fourth quarter of 2025 with the competitive solicitation for resource additions expected in early 2026.
Near-Term Procurement — In August 2025, PSCo filed a joint motion with state agencies to initiate a “fast-tracked” solution for tax-advantaged new generation resources. The CPUC approved the request in September 2025 with bids submitted in October 2025. The procurement seeks to accelerate development of up to 4,000 MW of clean energy resources, 200 MW of firm, dispatchable resources, and up to 300 MW of other dispatchable resources. A recommended portfolio of resources will be filed December 2025 and a decision is expected in February 2026.
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
In August 2025, the CPUC issued a written approval of the settlement agreement.
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
In December 2024, the CPUC also adopted rules for electric utilities but did not adopt a specific PIM framework, which will be further considered through additional proceedings expected to commence in the fourth quarter of 2025.

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
SPS filed or expects to file Certificate of Convenience and Necessity filings for the specific assets with the PUCT and NMPRC in 2025, with approvals expected in 2026.
In October 2025, SPS issued a second RFP to solicit 870 MW of accredited capacity (approximately 1,500 MW to 3,000 MW nameplate capacity) through 2032. Additional resources will be evaluated to meet the New Mexico Renewable Portfolio Standard compliance need. Bids are due in January 2026, and the portfolio is expected to be filed in the second half of 2026.
Excess Liability Insurance Deferral – In March 2025, SPS filed a request with the PUCT and in April 2025, SPS filed a request with the NMPRC for deferred accounting treatment for incremental excess liability insurance expense incurred as a result of the October 2024 policy renewal, estimated at approximately $30 million across the two jurisdictions. In October 2025, the NMPRC approved the request, resulting in a deferral of approximately $15 million of incremental excess liability insurance costs in 2025. A PUCT decision is expected in the first quarter of 2026.
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
Tariffs, Trade Complaints and Federal Actions
Several trade cases related to anti-dumping and countervailing duty investigations are ongoing and we continue to monitor the potential impacts of these cases.
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
In August 2025, the U.S. Treasury issued further guidance related to the beginning of construction for clean energy projects.
Xcel Energy does not expect these provisions to have an impact on our 2026-2030 base capital plan, as steps have been taken to begin construction under the IRS’ safe harbor guidance.
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

In October 2024, Xcel Energy renewed its excess liability coverage and now has $450 million of total coverage; including $450 million of wildfire coverage for the NSP System and $300 million of wildfire coverage for PSCo and SPS. The annual premium for this excess liability insurance is approximately $130 million. In October 2025, Xcel Energy renewed its excess liability coverage for the same level with an annual premium of approximately $135 million. Xcel Energy has received approved deferrals in Colorado, Wisconsin and New Mexico and has filed for recovery through a deferral request or rate filings in other jurisdictions.
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

Environmental Regulation
Throughout 2025, the EPA has announced various regulatory actions addressing a wide range of environmental regulations. Xcel Energy will continue to monitor these proposed rules as they move toward final action. Additionally, any other amendments and changes to rules will be evaluated as proposed by the EPA.
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
In July 2025, the EPA additionally proposed to repeal the 2009 Endangerment Finding and associated regulations addressing GHG emissions under the Clean Air Act. Xcel Energy will monitor the proposed rules and evaluate the impacts of any final rule.
In September 2025, the EPA proposed to amend the Clean Air Act GHG Reporting Program to scale back reporting and recordkeeping requirements. Under the amended program, Xcel Energy would no longer be required to report GHG emissions to the federal program. Xcel Energy will continue to report GHG emissions as required under state programs. Xcel Energy will monitor the proposed rule and evaluate the impacts of any final rule upon state reporting programs.
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
Regional Haze — On July 16, 2025, EPA proposed to partially approve and partially disapprove the Colorado SIP implementing the Regional Haze rule in Colorado. The proposal seeks to remove mandatory retirement dates as enforceable provisions in the SIP. For PSCo, this includes the SIP retirement dates for Cherokee Unit 4, Comanche Unit 2, Craig Units 1 and 2, and Hayden Units 1 and 2. The comment period for the proposal has concluded, but the EPA has yet to make a final decision. If adopted, the removal of these retirement dates from the federally approved SIP would only impact federal requirements for retirement of these facilities. Colorado has a state regulation that incorporates these retirements at a state level and would require amendment to modify or remove the retirement dates.
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
Fair value of net commodity trading contracts as of Sept. 30, 2025:

	Futures / Forwards Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
NSP-Minnesota (a)	$(10)	$(15)	$(4)	$(1)	$(30)
NSP-Minnesota (b)	1	1	—	(3)	(1)
PSCo (a)	—	1	—	—	1
	$(9)	$(13)	$(4)	$(4)	$(30)

	Options Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
NSP-Minnesota (b)	$—	$6	$12	$—	$18
	$—	$6	$12	$—	$18
(a)Prices actively quoted or based on actively quoted prices.
(b)Prices based on models and other valuation methods.
Changes in the fair value of commodity trading contracts before the impacts of margin-sharing for the nine months ended Sept. 30:

(Millions of Dollars)	2025	2024
Fair value of commodity trading net contracts outstanding at Jan. 1	$(2)	$1
Contracts realized or settled during the period	(1)	2
Commodity trading contract additions and changes during the period	(9)	(7)
Fair value of commodity trading net contracts outstanding at Sept. 30	$(12)	$(4)
A 10% increase and 10% decrease in forward market prices for Xcel Energy’s commodity trading contracts would have likewise increased and decreased pretax income from continuing operations by approximately $2 million at Sept. 30, 2025 and Sept. 30, 2024.
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

(Millions of Dollars)	Three Months Ended Sept. 30	Average	High	Low
2025	$—	$—	$1	$—
2024	—	—	1	—
Interest Rate Risk — Xcel Energy is subject to interest rate risk. Our risk management policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives.
A 100-basis point change in the benchmark rate on Xcel Energy’s variable rate debt would impact pretax interest expense annually by approximately $13 million and $1 million at Sept. 30, 2025 and 2024, respectively
NSP-Minnesota maintains a nuclear decommissioning fund, as required by the NRC. The nuclear decommissioning fund is subject to interest rate and equity price risk. The fund is invested in a diversified portfolio of debt securities, equity securities and other investments. These investments may be used only for the purpose of decommissioning NSP-Minnesota’s nuclear generating plants.
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
At Sept. 30, 2025, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $33 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $32 million. At Sept. 30, 2024, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $31 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $30 million.

Fair Value Measurements
Derivative contracts, with the exception of those designated as normal purchases and normal sales, are reported at fair value. Xcel Energy’s investments held in the nuclear decommissioning fund, rabbi trusts, pension and other postretirement funds are also subject to fair value accounting. See Note 8 to the consolidated financial statements for further information.

Liquidity and Capital Resources
Cash Flows
Operating Cash Flows

(Millions of Dollars)	Nine Months Ended Sept 30
Cash provided by operating activities — 2024	$3,977

Components of change — 2025 vs. 2024
Lower net income	(21)
Non-cash transactions	109
Changes in deferred income taxes	(11)
Changes in working capital	286
Changes in net regulatory and other assets and liabilities	(466)
Cash provided by operating activities — 2025	$3,874
Net cash provided by operating activities decreased $103 million for the nine months ended Sept. 30, 2025 compared with the prior year. The decrease was largely due to the timing of regulatory recovery, including deferred net natural gas, fuel and purchased energy costs.
Investing Cash Flows

(Millions of Dollars)	Nine Months Ended Sept 30
Cash used in investing activities — 2024	$(5,197)

Components of change — 2025 vs. 2024
Increased capital expenditures	(2,323)
Other investing activities	28
Cash used in investing activities — 2025	$(7,492)
Net cash used in investing activities increased $2,295 million for the nine months ended Sept. 30, 2025 compared with the prior year. The increase in capital expenditures was largely due to continued system investment in renewable and transmission projects.
Financing Cash Flows

(Millions of Dollars)	Nine Months Ended Sept 30
Cash provided by financing activities — 2024	$2,636

Components of change — 2025 vs. 2024
Higher net short-term debt proceeds	1,325
Higher long-term debt issuances, net of repayments	567
Higher proceeds from issuance of common stock	42
Other financing activities	(79)
Cash provided by financing activities — 2025	$4,491
Net cash provided by financing activities increased $1,855 million for the nine months ended Sept. 30, 2025 compared with the prior year. The increase was largely related to additional debt to fund capital investment.
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
Short-Term Investments — Xcel Energy Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS maintain cash operating and short-term investment accounts.

As of Oct. 27, 2025, Xcel Energy Inc. and its utility subsidiaries had the following committed credit facilities available to meet liquidity needs:

(Millions of Dollars)	Credit Facility (a)	Drawn (b)	Available	Cash	Liquidity
Xcel Energy Inc.	$2,000	$620	$1,380	$16	$1,396
PSCo	1,200	48	1,152	65	1,217
NSP-Minnesota	800	44	756	13	769
SPS	600	—	600	2	602
NSP-Wisconsin	150	—	150	113	263
Total	$4,750	$712	$4,038	$209	$4,247
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
Capital Expenditures — Base capital expenditures for Xcel Energy for 2026 through 2030 are as follows:

	Base Capital Forecast (Millions of Dollars)
By Regulated Utility	2026	2027	2028	2029	2030	Total
NSP-Minnesota	$3,740	$4,870	$4,210	$3,660	$3,650	$20,130
SPS	3,050	5,120	5,350	3,240	2,270	19,030
PSCo	5,980	3,940	2,960	1,760	2,960	17,600
NSP-Wisconsin	910	1,210	760	570	580	4,030
Other (a)	110	(10)	(630)	(210)	(50)	(790)
Total base capital expenditures	$13,790	$15,130	$12,650	$9,020	$9,410	$60,000
(a)Other category includes intercompany transfers for equipment with long lead times.

	Base Capital Forecast (Millions of Dollars)
By Function	2026	2027	2028	2029	2030	Total
Electric transmission	$3,060	$2,930	$2,890	$3,190	$3,370	$15,440
Renewables	3,560	4,620	3,380	1,150	1,210	13,920
Electric distribution	2,920	3,250	2,930	1,680	2,930	13,710
Electric generation	2,220	2,420	2,500	1,810	590	9,540
Natural gas	860	830	700	650	680	3,720
Other	1,170	1,080	250	540	630	3,670
Total base capital expenditures	$13,790	$15,130	$12,650	$9,020	$9,410	$60,000
The plan does not include any potential incremental generation from the current Colorado Near-Term Procurement and Resource Plan, additional future generation RFPs across jurisdictions to fund growth, or additional transmission investments that may come from future planning processes including MISO and SPP. Xcel Energy expects to fund additional capital investment with approximately 40% equity and 60% debt.
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
Financing for Capital Expenditures through 2030 — Xcel Energy issues debt and equity securities to refinance retiring debt maturities, reduce short-term debt, fund capital programs, infuse equity in subsidiaries, fund asset acquisitions and for general corporate purposes. Current estimated financing plans of Xcel Energy for 2026-2030 (includes the impact of tax credit transferability):

(Millions of Dollars)
Funding Capital Expenditures
Cash from operations (a)	$30,180
New debt (b)	22,820
Equity issuances (c)	7,000
Base capital expenditures 2026-2030	$60,000

Maturing debt	$3,580
(a)Net of dividends and pension funding.
(b)Reflects a combination of short and long-term debt; net of refinancing.
(c)Amount could include other financing instruments that receive equity credit from the credit rating agencies.
2025 Financing Activity — Xcel Energy and its utility subsidiaries issued the following long-term debt:

Issuer	Security	Amount		Tenor	Coupon
Xcel Energy Inc.	Senior Unsecured Notes	$1,100	million	3 Year & 10 Year	4.75% & 5.60%
PSCo	First Mortgage Bonds	1,000	million	9 Year & 30 Year	5.35% & 5.85%
NSP-Minnesota	First Mortgage Bonds	1,100	million	10 Year & 30 Year	5.05% & 5.65%
SPS	First Mortgage Bonds	500	million	10 Year	5.30%
NSP-Wisconsin	First Mortgage Bonds	250	million	29 Year	5.65%
PSCo	First Mortgage Bonds	1,000	million	10 Year & 30 Year	5.15% & 5.85%
Xcel Energy Inc. (a)	Junior Subordinated Debt	900	million	60 Year	6.25%
(a)Junior subordinated debt was issued on Oct. 7, 2025.
Xcel Energy issued 16.4 million shares ($1.16 billion in net proceeds and $9 million in transaction fees paid) through its ATM programs in the nine months ended Sept. 30, 2025. Xcel Energy also entered forward equity agreements and collared forward equity agreements under these programs totaling 18.2 million shares, which have not been settled.

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
Earnings Guidance and Long-Term EPS and Dividend Growth Rate Objectives
Xcel Energy 2025 Earnings Guidance — Xcel Energy’s 2025 ongoing earnings guidance is a range of $3.75 to $3.85 per share. (a)
Key assumptions as compared with 2024 actual levels unless noted:
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
•O&M expenses are projected to increase ~5%. The increase from prior guidance is primarily due to increasing benefit costs in the third quarter of 2025.
•Depreciation expense is projected to increase approximately $210 million to $220 million. The increase from prior guidance is largely earnings neutral and is offset by changes in electric fuel and purchased power.
•Property taxes are projected to increase $45 million to $55 million.
•Interest expense (net of AFUDC - debt) is projected to increase $160 million to $170 million, net of interest income. The increase from prior guidance is largely earnings neutral and is offset by changes in electric fuel and purchased power.
•AFUDC - equity is projected to increase $110 million to $120 million.

Xcel Energy 2026 Earnings Guidance — Xcel Energy’s 2026 ongoing earnings guidance is a range of $4.04 to $4.16 per share. (a)
Key assumptions as compared with 2025 actual levels unless noted:
•Constructive outcomes in all pending rate case and regulatory proceedings.
•Normal weather patterns for the year.
•Weather-normalized retail electric sales are projected to increase ~3%.
•Weather-normalized retail firm natural gas sales are projected to increase ~1%.
•Capital rider revenue is projected to increase $550 million to $560 million.
•O&M expenses are projected to increase ~3%.
•Depreciation expense is projected to increase approximately $370 million to $380 million.
•Property taxes are projected to increase $30 million to $40 million.
•Interest expense (net of AFUDC - debt) is projected to increase $290 million to $300 million, net of interest income.
•AFUDC - equity is projected to increase $140 million to $150 million.
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
Long-Term EPS and Dividend Growth Rate Objectives — Xcel Energy expects to deliver an attractive total return to our shareholders through a combination of earnings growth and dividend yield, based on the following long-term objectives:
•    Deliver long-term annual EPS growth of 6% to 8+% based off of $3.80 per share (the mid-point of 2025 original ongoing earnings guidance of $3.75 to $3.85 per share).
•    Deliver annual dividend increases of 4% to 6%.
•    Target a dividend payout ratio of 45% to 55%.
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

ITEM 5 — OTHER INFORMATION
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended Sept. 30, 2025.

ITEM 6 — EXHIBITS

*	Indicates incorporation by reference

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation of Xcel Energy Inc., dated May 17, 2012	Xcel Energy Inc. Form 8-K dated May 16, 2012	3.01
3.02*	Bylaws of Xcel Energy Inc., as Amended and Restated on August 23, 2023	Xcel Energy Inc Form 8-K dated August 23, 2023	3.02
4.01*	Junior Subordinated Indenture, dated as of October 1, 2025, by and between Xcel Energy Inc. and U.S. Bank Trust Company, National Association, as trustee.	Xcel Energy Inc. Form 8-K dated October 7, 2025	4.01
4.02*	Supplemental Indenture No. 1, dated as of October 7, 2025, by and between Xcel Energy Inc. and U.S. Bank Trust Company, National Association, as trustee, creating $900,000,000 aggregate principal amount of 6.25% Junior Subordinated Notes, Series due 2085.	Xcel Energy Inc. Form 8-K dated October 7, 2025	4.02
4.03*	Supplemental Indenture No. 37 dated as of August 1, 2025, between Public Service Company of Colorado and U.S. Bank Trust Company, National Association, as successor Trustee, creating $800,000,000 million principal amount of 5.15% First Mortgage Bonds, Series No. 44 due 2035.	PSCo Form 8-K dated August 7, 2025	4.03
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XCEL ENERGY INC.

October 30, 2025	By:	/s/ MELISSA L. OSTROM
Melissa L. Ostrom
Senior Vice President, Controller
(Principal Accounting Officer)

	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)