Form 10-K
period 2025-12-31
XCEL ENERGY INC
filed 2026-02-25
CIK 72903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025 or

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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☒ Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of June 30, 2025, the aggregate market value of the voting common stock held by non-affiliates of the Registrant was $40,260,845,645.
As of Feb. 19, 2026, there were 623,876,813 shares of common stock outstanding, $2.50 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for its 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1 — BUSINESS
Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
Capital Services	Capital Services, LLC
Eloigne	Eloigne Company
e prime	e prime inc.
Nicollet Project Holdings	Nicollet Project Holdings, LLC
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Co.
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
WGI	WestGas InterState, Inc.
WYCO	WYCO Development, LLC
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
CPUC	Colorado Public Utilities Commission
DOC	Minnesota Department of Commerce
DOE	United States Department of Energy
DOT	United States Department of Transportation
EIA	United States Energy Information Administration
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
FASB	Financial accounting standards board
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
MPUC	Minnesota Public Utilities Commission
MPSC	Michigan Public Service Commission
NDPSC	North Dakota Public Service Commission
NERC	North American Electric Reliability Corporation
NIST	National Institute of Standards and Technology
NMPRC	New Mexico Public Regulation Commission
NRC	Nuclear Regulatory Commission
OAG	Minnesota Office of Attorney General
PHMSA	Pipeline and Hazardous Materials Safety Administration
PSCW	Public Service Commission of Wisconsin
PUCT	Public Utility Commission of Texas
SDPUC	South Dakota Public Utility Commission
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
CIP	Conservation improvement program
DSM	Demand side management
FCA	Fuel clause adjustment
GCA	Gas cost adjustment
GMAC	Grid modernization adjustment clause
RES	Renewable energy standard

Other
ADIT	Accumulated deferred income taxes
AFUDC	Allowance for funds used during construction
ALJ	Administrative law judge
ARO	Asset retirement obligation
ARRR	Application for rehearing, reargument or reconsideration
ASC	Financial Accounting Standards Board Accounting Standards Codification
ASU	Accounting standards update
ATM	At-the-market

C&I	Commercial and industrial
CapX2020	Alliance of electric cooperatives, municipals and investor-owned utilities in the upper Midwest involved in a joint transmission line planning and construction effort
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the EPA regulating the management, storage and disposal of CCRs as a nonhazardous waste
CDD	Cooling degree-days
CEO	Chief executive officer
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CFO	Chief financial officer
CIG	Colorado Interstate Gas Company, LLC
CO2	Carbon dioxide
COD	Commercial operation date
CPCN	Certificate of public convenience and necessity
CWIP	Construction work in progress
DECON	Decommissioning method where radioactive contamination is removed and safely disposed of at a requisite facility or decontaminated to a permitted level
DRIP	Dividend Reinvestment Program
EEI	Edison Electric Institute
EMANI	European Mutual Association for Nuclear Insurance
EPS	Earnings per share
ETR	Effective tax rate
FTR	Financial transmission right
GAAP	Generally accepted accounting principles
GHG	Greenhouse gas
HDD	Heating degree-days
INPO	Institute of Nuclear Power Operations
IRA	Inflation Reduction Act
IPP	Independent power producing entity
IRP	Integrated resource plan
ISO	Independent system operator
ITC	Investment tax credit
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
Native load	Demand of retail and wholesale customers that a utility has an obligation to serve under statute or contract
NAV	Net asset value
NEIL	Nuclear Electric Insurance Ltd.
NOL	Net operating loss
NOx	Nitrogen oxides
O&M	Operating and maintenance
OBBB	One Big Beautiful Bill Act
ONES	Operations, Nuclear, Environmental and Safety
PFAS	Per- and polyfluoroalkyl substances
PIM	Performance incentive mechanism
Post-65	Post-Medicare
PPA	Power purchase agreement
Pre-65	Pre-Medicare
PTC	Production tax credit
RDF	Refuse-derived fuel
REC	Renewable energy credit
RFP	Request for proposal
ROE	Return on equity
ROU	Right-of-use

RTO	Regional transmission organization
S&P	Standard & Poor’s Global Ratings
SIP	State implementation plan
SOFR	Secured overnight financing rate
SPP	Southwest Power Pool, Inc.
SRP	System resiliency plan
TCJA	2017 federal tax reform enacted as Public Law No: 115-97, commonly referred to as the Tax Cuts and Jobs Act
THI	Temperature-humidity index
TSR	Total shareholder return
VaR	Value at risk
VIE	Variable interest entity
XLI	Xcel Large Industrials

Measurements
Bcf	Billion cubic feet
KV	Kilovolts
KWh	Kilowatt hours
MMBtu	Million British thermal units
MW	Megawatts
MWh	Megawatt hours

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

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to 2026 EPS guidance, long-term EPS and dividend growth rate objectives, future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, expected pension contributions and expected impact on our results of operations, financial condition and cash flows of interest rate changes, increased credit exposure, and legal proceeding outcomes, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2025 (including risk factors listed from time to time by Xcel Energy Inc. in reports filed with the SEC, including “Risk Factors” in Item 1A of this Annual Report on Form 10-K), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: operational safety, including our nuclear generation facilities and other utility operations; successful long-term operational planning; risks associated with wildfires; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee workforce and third-party contractor factors; reputational impacts of actions by employees, directors, or third-parties; our ability to recover costs and our subsidiaries’ ability to recover costs from customers; risks associated with the growth in large load customers; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of Xcel Energy Inc. and its subsidiaries to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; our subsidiaries’ ability to make dividend payments; tax laws; uncertainty regarding epidemics; effects of geopolitical events, including war and acts of terrorism; cybersecurity threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather events; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties and wildfire damages in excess of liability insurance coverage; regulatory changes and/or limitations related to the use of natural gas as an energy source; challenging labor market conditions and our ability to attract and retain a qualified workforce; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets.

Overview
Xcel Energy (the “Company”) is a major U.S. regulated electric and natural gas delivery company headquartered in Minneapolis, Minnesota (incorporated in Minnesota in 1909). The Company serves customers in eight states, including portions of Colorado, Michigan, Minnesota, New Mexico, North Dakota, South Dakota, Texas and Wisconsin. Xcel Energy provides a comprehensive portfolio of energy-related products and services to approximately 3.9 million electric customers and 2.2 million natural gas customers through four utility subsidiaries (NSP-Minnesota, NSP-Wisconsin, PSCo and SPS). Along with the utility subsidiaries, the transmission-only subsidiaries, WYCO (a joint venture formed with CIG to develop and lease natural gas pipelines and storage facilities) and WGI (an interstate natural gas pipeline company) comprise the regulated utility operations. The Company’s nonregulated subsidiaries include Eloigne, Capital Services, Venture Holdings and Nicollet Project Holdings.

Subsidiary / Affiliate	Function
NSP-Minnesota	Electric & Gas
NSP-Wisconsin	Electric & Gas
PSCo	Electric & Gas
SPS	Electric
WGI	Interstate gas pipeline
WYCO	Gas storage and transportation
Other Subsidiaries	See Note 1 to the consolidated financial statements for further information.

Utility Subsidiary Overview
Electric customers	3.9 million
Natural gas customers	2.2 million
Total assets	$81.4 billion
Electric generating capacity (owned)	20,800 MW
Natural gas storage capacity	53.3 Bcf
Electric transmission lines (conductor miles)	115,000 miles
Electric distribution lines (conductor miles)	225,000 miles
Natural gas transmission lines	2,100 miles
Natural gas distribution lines	38,000 miles

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

OUR CUSTOMERS
Xcel Energy is leading the ongoing clean energy transition while remaining focused on what matters most: providing reliable, affordable energy that meets the increasing demands of our customers as they electrify more parts of their lives. Customer affordability remains central to our strategy. Through disciplined infrastructure investment and the advantages of our geographic footprint, we continue to deliver some of the lowest energy bills in the nation.
Xcel Energy has invested more than $2 billion over the past decade in a portfolio of renewable and conservation programs that provide customers with clean energy options and help keep bills low. New demand remains robust in our territories as we fuel the rapid growth from AI and data centers, industrial electrification and electric vehicle adoption. As such, we are transforming and expanding our electric grid to accommodate this load growth, and supporting our expanded portfolio of renewable energy and distributed energy resources.
Since 2020, our lean operating program has generated $1.5 billion of cumulative savings for our customers, while improving operating outcomes and reducing enterprise risk. At the same time, our Steel for Fuel strategy has saved customers nearly $6 billion since 2017 in avoided fuel costs and PTCs.
In turn, our residential customers in Colorado have the lowest share of wallet out of all 50 states, and average bills in our other states occupy 5 of the next 11 spots. Based on available EIA data, the five-year average residential electric and natural gas bills for an Xcel Energy customer are 28% and 12% below the national average. We continue to support critical programs to help our customers who may need assistance with their energy bills and reached nearly 200,000 customers and provided over $180 million in funding in 2025.
Going forward, our goal is to enable the clean energy transition while keeping long-term customer bill growth at inflation through initiatives including conservation programs, O&M cost control, our One Xcel Energy Way lean management initiative, advanced operational technologies and our Steel for Fuel program.
Investing in our communities means supporting a wide array of industries that strengthen local economies. In 2025, Xcel Energy initiated 15 economic development projects across our communities. Collectively, these projects are projected to generate more than $7 billion in capital investments and nearly 1,400 jobs. Nearly 53% of our supply chain spend was local and we spent nearly $1 billion with small or diverse suppliers.
In 2025, the Xcel Energy Foundation contributed $5 million in grant funding nearly 400 nonprofit organizations. Through our 2025 Power Your Purpose Giving Campaign, Xcel Energy employees, contractors and retirees donated nearly $3 million to over 1,400 nonprofit and community organizations – exceeding our fundraising goal. Combined with the Xcel Energy Foundation match to local United Way chapters, this campaign raised over $5 million for our communities. In 2025, employees volunteered nearly 100,000 hours in their communities. Our annual Day of Service attracted over 2,900 volunteers who committed nearly 8,900 hours at over 100 nonprofit projects across the company’s service footprint.
OUR PEOPLE
Champion Safety
Continuously elevating the quality and safety of the workplace is a top priority. We are considered a leader in safety for our Safety Always approach, focused on eliminating life-altering injuries through a trusted, transparent culture and the use of critical controls. All employees have “stop work authority” and are expected to keep each other, our customers and the public safe. Employees are encouraged to speak up, share experiences and learn from events to help protect themselves, their coworkers and the public.
The Board of Directors has oversight for employee and public safety through the Operations, Nuclear, Environmental and Safety committee, which is tied to annual incentive compensation.
Cultivate an Inclusive, Best-in-Class Workforce
We aim to create an inclusive work culture where employees are empowered to create innovative solutions, everyone is respected and there is a collective sense of belonging. We are building a workforce that reflects the broad range of backgrounds, experiences and perspectives within our communities and among our customers. This starts with our Board of Directors.
The Board of Directors has oversight for workforce strategy, through the Governance, Compensation and Nominating Committee, including our inclusion initiatives, employee safety and inclusion KPIs tied to annual incentive compensation.
In 2025, a total of 70% of annual incentive compensation was tied to safety, system reliability and inclusion metrics.
Management evaluates compensation and benefits to maintain a market-competitive, performance-based, shareholder-aligned total rewards package that supports our ability to attract, engage and retain a talented workforce.
We partner with educational and community organizations to recruit employees who reflect the communities we serve and live our values. Xcel Energy had 11,534 full-time employees and workforce demographics as of December 2025 were as follows:

	Female	Ethnically Diverse
Board of Directors	33%	8%
CEO direct reports	25	13
Management	24	12
Employees	23	19
New hires	41	28
Interns (hired throughout 2025)	41	42
Xcel Energy respects employees’ freedom of association and their right to collectively organize. As of Dec. 31, 2025, approximately 44% of our employees (5,036) were covered by collective bargaining agreements.
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
We have consistently achieved our financial objectives, meeting or exceeding our initial ongoing earnings guidance range for 21 consecutive years and delivering dividend growth for 23 consecutive years.
Leading the Clean Energy Transition
Xcel Energy is committed to providing our customers with safe, reliable service at the lowest cost possible, while leading the clean energy transition. Over the next five years, we plan to make $60 billion of capital investments to improve reliability, resiliency and sustainability and support demand growth across our system. Significant investment in our transmission and distribution systems is essential to ensure resiliency and reliability for customers, we have approximately $29 billion in our 2026 - 2030 capital plan focused specifically on this.
Our current sustainability commitments are summarized as follows:
See Item 1A for risks and uncertainties related to strategic and sustainability goals and objectives.
Zero-Carbon Electricity by 2050
Xcel Energy’s operating footprint includes some of the best wind and solar resources in the country, providing for higher capacity factors and lower electricity costs.
Xcel Energy’s wind capacity is now approximately 11,000 MW, including nearly 4,500 MW of owned wind. In 2025, we completed the second phase of our Sherco Solar project in Minnesota, with a third phase coming online in 2026, making it the largest solar facility in the upper Midwest. We are also proposing to add a fourth phase, which would bring the facility’s total generating capacity to 910 MW by 2029, providing enough clean energy to power 190,000 homes across the upper Midwest.
In our base 2026 - 2030 capital investment plan, we have ~9,500 MW of new and repowered wind, solar, and battery storage resources included and ~3,000 MW of new natural gas generation to ensure reliability.
Through 2025, we reduced carbon emissions from generation serving customers by an estimated 58% (from 2005 levels) and remain on track to fully exit coal by the end of 2030.
Natural Gas Use in Buildings – Net-Zero GHG by 2050
Xcel Energy continues on the path to achieve our 2050 goal to provide net-zero natural gas service to our customers. Our net-zero natural gas frameworks include the following priorities:
•Operating a safe, reliable gas system with net-zero methane gas service by 2030.
•Optimizing the energy system with voluntary electrification-first approaches for new growth.
•Providing customers with a portfolio of energy solutions while ensuring we meet requirements of our regulators.
Electrification of the Transportation Sector
We are also helping reduce carbon emissions in other sectors, including transportation. By 2035, Xcel Energy aims to enable the charging infrastructure for 1.5 million electric vehicles across the areas we serve. We have approved clean transportation programs and plans in Colorado, New Mexico, Minnesota and Wisconsin.
Wildfire Resiliency and Mitigation
Protecting our customers and our system from the threats of extreme weather is a top priority for Xcel Energy. In 2025, we received commission approvals from both the Colorado and Texas commissions for our wildfire mitigation and system resiliency plans, as well as have public facing wildfire mitigation plans in each of our states. This includes investments in advanced camera and weather station technologies, enhanced powerline safety setting installations, pole inspections and replacements, and operational measures such as wildfire safety operations and public safety power shutoffs.
In 2025, supportive utility wildfire legislation also passed in Texas and North Dakota, and we continue to explore similar structures in our other states.

Utility Subsidiaries

NSP-Minnesota

MINOT
GRAND FORKS
BISMARCK
DICKINSON
FARGO
DULUTH
BRAINERD
ST. CLOUD
DELANO
MINNEAPOLIS & ST. PAUL
RED WING
FARIBAULT
MANKATO
WINONA
PIERRE
SIOUX FALLS

Electric customers	1.6 million	NSP-Minnesota conducts business in Minnesota, North Dakota and South Dakota and has electric operations in all three states including the generation, purchase, transmission, distribution and sale of electricity. NSP-Minnesota and NSP-Wisconsin electric operations are managed on the NSP System. NSP-Minnesota also purchases, transports, distributes and sells natural gas to retail customers and transports customer-owned natural gas in Minnesota and North Dakota.
Natural gas customers	0.6 million
Total assets	$31.0 billion
Rate Base (estimated)	$19.4 billion
GAAP ROE	9.19%
Electric generating capacity (owned)	8,700 MW
Gas storage capacity	16.9 Bcf
Electric transmission lines (conductor miles)	34,000 miles
Electric distribution lines (conductor miles)	87,000 miles
Natural gas transmission lines	78 miles
Natural gas distribution lines	11,000 miles

NSP-Wisconsin

Electric customers	0.3 million
NSP-Wisconsin conducts business in Wisconsin and Michigan and generates, purchases, transmits, distributes and sells electricity. NSP-Minnesota and NSP-Wisconsin electric operations are managed on the NSP System. NSP-Wisconsin also purchases, transports, distributes and sells natural gas to retail customers and transports customer-owned natural gas.

Natural gas customers	0.1 million
Total assets	$4.7 billion
Rate Base (estimated)	$3.5 billion
GAAP ROE	9.09%
Electric generating capacity (owned)	500 MW
Gas storage capacity	4.3 Bcf
Electric transmission lines (conductor miles)	12,000 miles
Electric distribution lines (conductor miles)	29,000 miles
Natural gas transmission lines	3 miles
Natural gas distribution lines	3,000 miles

PSCo

FT. COLLINS
GREELEY
STERLING
ESTES PARK
BRUSH
BOULDER
DENVER
VAIL
RIFLE
CARBONDALE
LEADVILLE
GRAND JUNCTION
PUEBLO
ALAMOSA
25
70
76

Electric customers	1.6 million	PSCo conducts business in Colorado and generates, purchases, transmits, distributes and sells electricity. PSCo also purchases, transports, distributes and sells natural gas to retail customers and transports customer-owned natural gas.
Natural gas customers	1.5 million
Total assets	$31.8 billion
Rate Base (estimated)	$23.8 billion
GAAP ROE	5.66%
Ongoing ROE (See Item 7)	7.55%
Electric generating capacity (owned)	6,500 MW
Gas storage capacity	32.1 Bcf
Electric transmission lines (conductor miles)	27,000 miles
Electric distribution lines (conductor miles)	84,000 miles
Natural gas transmission lines	2,000 miles
Natural gas distribution lines	24,000 miles

SPS

SPS conducts business in Texas and New Mexico and generates, purchases, transmits, distributes and sells electricity.
Electric customers	0.4 million
Total assets	$12.0 billion
Rate Base (estimated)	$9.1 billion
GAAP ROE	8.70%
Electric generating capacity (owned)	5,100 MW
Electric transmission lines (conductor miles)	41,000 miles
Electric distribution lines (conductor miles)	25,000 miles

Operations Overview
Utility operations are generally conducted as either electric or gas utilities in our four utility subsidiaries.

Electric Operations
Electric operations consist of energy supply, generation, transmission and distribution activities across all four utility subsidiaries. Xcel Energy had electric sales volume of 109,401 (millions of KWh), 3.9 million customers and electric revenues of $12,160 million for 2025.

Electric Operations (percentage of total)	Sales Volume	Number of Customers	Revenues
Residential	24%	86%	32%
C&I	61	12	49
Other	15	2	19
Retail Sales/Revenue Statistics (a)

	2025		2024
KWh sales per retail customer	24,177		23,908
Revenue per retail customer	$2,568		$2,357
Residential revenue per KWh	14.91	¢	13.82	¢
C&I revenue per KWh	8.87	¢	8.24	¢
Total retail revenue per KWh	10.62	¢	9.86	¢
(a)See Note 6 to the consolidated financial statements for further information.
Owned and Purchased Energy Generation — 2025

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
See Item 2 — Properties for further information.
Wind
Wind capacity is shown as net maximum capacity. Net maximum capacity is attainable only when wind conditions are sufficiently available.
Owned — Owned and operated wind farms with corresponding capacity:

Utility Subsidiary	2025		2024
	Wind Farms	Capacity (MW)	Wind Farms	Capacity (MW)
NSP System	17	2,451	17	2,445
PSCo	2	1,059	2	1,059
SPS	2	986	2	985
Total	21	4,496	21	4,489
PPAs — Number of PPAs with capacity range:

Utility Subsidiary	2025		2024
	PPAs	Range (MW)	PPAs	Range (MW)
NSP System	95	1 — 206	116	1 — 206
PSCo	16	23 — 301	16	23 — 301
SPS	15	1 — 250	16	1 — 250
PPAs — Contracted wind capacity (MW) for PPAs:

Utility Subsidiary	2025	2024
NSP System	2,026	2,061
PSCo	2,996	2,996
SPS	1,482	1,562
Average Cost — Average cost per MWh of wind energy from owned generation and existing PPAs:

Type	Utility Subsidiary	2025	2024
Owned Generation (a)	NSP System	$6	$7
PPA	NSP System	33	32
Owned Generation (a)	PSCo	2	4
PPA	PSCo	44	43
Owned Generation (a)	SPS	3	1
PPA	SPS	27	28
(a)Includes the impact of PTCs.
Solar
Owned — Owned and operated solar projects with corresponding capacity:

Utility Subsidiary	2025		2024
	Solar Projects	Capacity (MW)	Solar Projects	Capacity (MW)
NSP System	1	460	1	223
PSCo	1	325	—	—
Total	2	785	1	223
PPAs — Solar PPAs capacity by type:

Type	Utility Subsidiary	Capacity (MW)
Distributed Generation	NSP System	1,405
Utility-Scale	NSP System	454
Distributed Generation	PSCo	1,184
Utility-Scale (a)	PSCo	1,530
Distributed Generation	SPS	57
Utility-Scale	SPS	192
Total		4,822
(a)Includes battery storage capacity of 225 MW.
Average Cost — Average cost per MWh of solar energy under existing distributed and utility-scale generation PPAs:

Type	Utility Subsidiary	2025	2024
Owned Generation (a) (b)	NSP System	$54	N/A
PPA	NSP System	97	100
PPA	PSCo	31	31
PPA	SPS	69	68
(a)Average cost per MWh includes projects placed in service in 2024. For projects placed in service in 2025, cost per MWh will be available after a full year of operations.
(b)Includes the impact of PTCs.
Nuclear
Xcel Energy has two nuclear plants with approximately 1,700 MW of total 2025 net summer dependable capacity that safely and reliably generates carbon free electricity for the NSP System. Xcel Energy secures contracts for uranium concentrates, uranium conversion, uranium enrichment and fuel fabrication to operate its nuclear plants. We use varying contract lengths as well as multiple producers for uranium concentrates, conversion services and enrichment services to minimize potential impacts caused by supply interruptions due to geographical and world political issues.
Nuclear Fuel Cost — Delivered cost per MMBtu of nuclear fuel consumed for owned electric generation and the percentage of total fuel requirements (nuclear, natural gas and coal):

Utility Subsidiary	Nuclear
NSP System	Cost	Percent
2025	$0.82	54%
2024	$0.83	43%
Other — Xcel Energy’s other carbon-free energy portfolio includes hydro from owned generating facilities.
See Item 2 — Properties for further information.
Fossil Fuel
Xcel Energy’s fossil fuel energy portfolio includes coal and natural gas power from both owned generating facilities and PPAs.
Coal
Xcel Energy owned and operated coal units with approximately 4,500 MW of total 2025 net summer dependable capacity. This amount includes the coal unit at Pawnee, which is in the process of being converted to natural gas (net summer dependable capacity of 505 MW) and approximately 100 MW derived from RDF and wood fuel sources.

Xcel Energy has plans to retire or convert to natural gas all of its existing coal generation by the end of 2030. Approved early coal plant retirements:

Year	Utility Subsidiary	Plant Unit	Capacity (MW)
2026	PSCo	Craig 1 (a)	42	(b)
2026	PSCo	Comanche 2 (c)	330
2026	NSP-Minnesota	Sherco 1	680
2027	PSCo	Hayden 2	98	(b)
2028	PSCo	Hayden 1	135	(b)
2028	PSCo	Craig 2	40	(b)
2028	NSP-Minnesota	A.S. King	511
2028	SPS	Tolk 1	532
2028	SPS	Tolk 2	535
2030	NSP-Minnesota	Sherco 3	517	(b)
2030	PSCo	Comanche 3	500	(b)
(a)In December 2025, the DOE issued an emergency order pursuant to section 202(c) of the Federal Power Act to Tri-State Generation and Transmission Association and other co-owners – including Xcel Energy – directing the co-owners to take all measures necessary to ensure that Unit 1 at the Craig Station in Craig, Colorado is available to operate. This order is in effect from December 30, 2025 through March 30, 2026. PSCo is working with Tri-State and the other partners in complying with the order.
(b)Based on Xcel Energy’s ownership interest.
(c)In December 2025, the CPUC issued a decision approving a variance that allows for the continued operation of Comanche Unit 2 in 2026, past the previously established retirement date of Dec. 31, 2025. The decision was issued in response to a joint petition filed by the trial staff of the CPUC, the Colorado Energy Office, the Colorado Office of the Utility Consumer Advocate, and PSCo seeking to modify the Comanche Unit 2 retirement date. PSCo also entered into an agreement with the Colorado Department of Public Health and Environment that establishes compliance obligations for continued operation of the unit through 2026.
Coal Fuel Cost — Delivered cost per MMBtu of coal consumed for owned electric generation and the percentage of fuel requirements (nuclear, natural gas and coal):

	Coal (a)
Utility Subsidiary	Cost	Percent
NSP System
2025	$1.97	31%
2024	2.24	22
PSCo
2025	1.71	42
2024	1.91	44
SPS
2025	2.95	21
2024	2.87	34
(a)Includes RDF and wood for the NSP System.
Natural Gas
Xcel Energy owned and operated natural gas plants with approximately 9,000 MW of total 2025 net summer dependable capacity.
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
Natural Gas Cost — Delivered cost per MMBtu of natural gas consumed for owned electric generation and the percentage of total fuel requirements (nuclear, natural gas and coal):

	Natural Gas
Utility Subsidiary	Cost	Percent
NSP System
2025	$4.46	15%
2024	1.94	35
PSCo
2025	3.63	58
2024	2.77	56
SPS
2025	1.99	79
2024	0.94	66
Capacity and Demand
Uninterrupted system peak demand and occurrence date:

	2025		2024
Utility Subsidiary	MW	Date	MW	Date
NSP System	8,445	July 15	8,822	Aug. 26
PSCo	7,010	July 28	7,084	Aug. 1
SPS	4,519	Aug. 8	4,437	Aug. 19
Transmission
Transmission lines deliver electricity at high voltages and over long distances from power sources to substations closer to customers. A strong transmission system ensures continued reliable and affordable service, ability to meet state and regional energy policy goals, and support for a diverse generation mix, including renewable energy. Xcel Energy owns approximately 115,000 conductor miles of transmission lines across its service territory.
See Item 2 - Properties for further information.
Distribution
Distribution lines allow electricity to travel at lower voltages from substations directly to customers. Xcel Energy has a vast distribution network, owning and operating approximately 225,000 conductor miles of distribution lines across our eight-state service territory.
See Item 2 - Properties for further information.

Natural Gas Operations
Natural gas operations consist of purchase, transportation and distribution of natural gas to end-use residential, C&I and transport customers in NSP-Minnesota, NSP-Wisconsin and PSCo. Xcel Energy had natural gas deliveries of 400,982 (thousands of MMBtu), 2.2 million customers and natural gas revenues of $2,452 million for 2025.

Natural Gas (percentage of total)	Deliveries	Number of Customers	Revenues
Residential	35%	92%	58%
C&I	24	8	30
Transportation and other	41	<1	12

Sales/Revenue Statistics (a)(b)

	2025	2024
MMBtu sales per retail customer	108	105
Revenue per retail customer	$981	$896
Residential revenue per MMBtu	10.02	9.48
C&I revenue per MMBtu	7.78	7.04
Transportation and other revenue per MMBtu	1.06	1.10
(a)See Note 6 to the consolidated financial statements for further information.
(b)Fluctuations in natural gas revenues associated with changes in natural gas sold and transported generally do not significantly impact earnings.
Capability and Demand
Natural gas supply requirements are categorized as firm or interruptible.
Maximum daily output (firm and interruptible) and occurrence date:

	2025		2024
Utility Subsidiary	MMBtu	Date	MMBtu	Date
NSP-Minnesota	927,557	Dec. 12	841,164	Jan. 19
NSP-Wisconsin	177,201	Jan. 20	163,246	Jan.17
PSCo	2,148,039	Jan. 20	2,357,931	Jan.15
Natural Gas Supply and Cost
Xcel Energy seeks natural gas supply, transportation and storage alternatives to yield a diversified portfolio, which increases flexibility and decreases interruption, financial risks and customer rates. In addition, the utility subsidiaries conduct natural gas price hedging activities approved by their states’ commissions.
Average delivered cost per MMBtu of natural gas for regulated retail distribution:

Utility Subsidiary	2025	2024
NSP-Minnesota	$4.31	$3.97
NSP-Wisconsin	4.31	3.77
PSCo	3.68	3.36
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
In February 2026, the EPA issued a final rule repealing the 2009 Endangerment Finding and associated regulations addressing GHG emissions from the transportation sector under the Clean Air Act. Xcel Energy will monitor any additional proposed rules and evaluate the impacts of any final rule on the utility sector.
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
Regional Haze — In July 2025, the EPA proposed to partially approve and partially disapprove the 2022 Colorado SIP revision implementing the Regional Haze rule in Colorado. The proposal sought to remove mandatory retirement dates as enforceable provisions in the SIP.
In January 2026, the EPA issued a final rule fully disapproving the 2022 Colorado SIP revision, thereby removing the mandatory retirement dates. The removal of the retirement dates from a federally approved SIP would only impact whether the SIP provisions become federally enforceable. Colorado has a state regulation that reflects the SIP requirements, including retirement dates for Cherokee Unit 4, Comanche Unit 2, Craig Units 1 and 2, and Hayden Units 1 and 2 at a state level and would require amendment to modify or remove retirement dates.
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
Costs charged to operating expenses for spent nuclear fuel disposal, environmental monitoring and remediation and disposal of hazardous materials and waste and depreciation of previously incurred capital expenditures for environmental improvements were approximately:
•$280 million in 2025.
•$290 million in 2024.
•$275 million in 2023.
Average annual expense of approximately $295 million from 2026 – 2030 is estimated for similar costs. The precise timing and amount of environmental costs, including those for site remediation and disposal of hazardous materials, are unknown. Additionally, the extent to which environmental costs will be recovered through rates may fluctuate.
Capital expenditures for environmental improvements were approximately:
•$35 million in 2025.
•$25 million in 2024.
•$20 million in 2023.

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

Capital Spending and Financing
See Item 7 for discussion of capital expenditures and funding sources.

Information about our Executive Officers (a)
Name	Age	Current and Recent Positions	Time in Position
Robert C. Frenzel	55	Chairman of the Board of Directors, Xcel Energy Inc.	December 2021 — Present
		President and Chief Executive Officer and Director, Xcel Energy Inc.	August 2021 — Present
		Chief Executive Officer, NSP-Minnesota, NSP-Wisconsin, PSCo and SPS	August 2021 — Present
		President and Chief Operating Officer, Xcel Energy Inc.	March 2020 — August 2021
		Executive Vice President, Chief Financial Officer, Xcel Energy Inc.	May 2016 — March 2020
Patricia Correa	52	Senior Vice President, Chief Human Resources Officer, Xcel Energy Inc.	February 2022 — Present
		Senior Vice President, Human Resources, Eaton Corporation, a power management company	July 2019 — January 2022
Michael Lamb	61	Executive Vice President, Chief Delivery Officer Xcel Energy Inc.	May 2025 — Present
		Senior Vice President, Customer Delivery, Xcel Energy Inc.	September 2024 — April 2025
		Senior Vice President, Distribution and Gas, Xcel Energy Inc.	June 2023 — August 2024
		Senior Vice President, Transmission, Xcel Energy Inc.	April 2018 — May 2023
Mr. Lamb has been with Xcel Energy since 1985
Ryan Long	41	Executive Vice President, Chief Legal and Compliance Officer, Xcel Energy Inc.	June 2025 — Present
		Interim President, NSP-Minnesota	June 2025 — October 2025
		President, NSP-Minnesota	January 2024 — June 2025
		Interim General Counsel, Xcel Energy Inc.	October 2023 — January 2024
		Vice President, Deputy General Counsel, Xcel Energy Services Inc.	May 2021 — October 2023
		Managing Attorney, Xcel Energy Services Inc.	June 2020 — May 2021
Mr. Long has been with Xcel Energy since 2015
Amanda Rome	45	Executive Vice President, Group President, Utilities, and Chief Customer Officer, Xcel Energy Inc.	October 2023 — Present
		Interim General Counsel, Xcel Energy Inc.	January 2024 — May 2024
		Executive Vice President, Chief Legal and Compliance Officer, Xcel Energy Inc.	June 2022 — October 2023
		Executive Vice President, General Counsel, Xcel Energy Inc.	June 2020 — June 2022
Ms. Rome has been with Xcel Energy since 2015
Scott Sharp	57	Executive Vice President, Chief Generation Officer, Xcel Energy Inc.	May 2025 — Present
		Senior Vice President, Energy Supply and Commercial Operations, Xcel Energy Inc.	April 2023 — April 2025
		Vice President, Energy Supply Operations, Xcel Energy Inc.	October 2020 — April 2023
Mr. Sharp has been with Xcel Energy since 2014
Brian J. Van Abel	44	Executive Vice President, Chief Financial Officer, Xcel Energy Inc.	March 2020 — Present
		Senior Vice President, Finance and Corporate Development, Xcel Energy Services Inc.	September 2018 — March 2020
Mr. Van Abel has been with Xcel Energy since 2010
(a) No family relationships exist between any of the executive officers or directors.

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
Additionally, compliance with existing and potential new regulations related to the operation and maintenance of our natural gas infrastructure could result in significant costs. The PHMSA is responsible for administering the DOT’s national regulatory program to assure the safe transportation of natural gas, petroleum and other hazardous materials by pipelines. The PHMSA continues to develop regulations and other approaches to risk management to assure safety in design, construction, testing, operation, maintenance and emergency response of natural gas pipeline infrastructure. We have programs in place to comply with these regulations, however, a significant incident or material finding of non-compliance could result in penalties and higher costs of operations.
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
•Impact of adverse weather conditions and natural disasters, including, wildfires, tornadoes, avalanches, icing events, floods, high winds, droughts and the availability or changes to wind patterns.
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
•Risks associated with increased reliance on natural gas generation, including gas price volatility and supply constraints during extreme weather events.
•Increased competition due to, among other factors, new facilities, excess supply, shifting demand and regulatory changes.
•Risks of thermal runaway incidents associated with large battery storage facilities
•Risks associated with aging infrastructure.
•Risks associated with failures of other business processes and systems.
•Risks associated with regulatory requirements that may extend the operation of our coal facilities beyond planned retirement dates and require additional investments.
•Inability to deliver energy across transmission facilities, including due to congestion, outages, extreme weather, physical or cyber events, delays in construction or upgrades, permitting or siting challenges, or interconnection constraints.
Our utility operations, resource adequacy and system reliability are subject to long-term planning and project risks.
Our ability to reliably serve customer demand depends on the availability of sufficient generation and capacity resources. Changes in load growth, resource retirements, accreditation of resources, generation performance, extreme weather events, or delays in development or delivery of new resources, including the necessary transmission infrastructure, could affect resource adequacy and system reliability.

Most utility investments are planned to be used for decades. Transmission and generation investments typically have long lead times and are planned well in advance of in-service dates and typically subject to long-term resource plans. These plans are based on numerous assumptions such as: sales growth, customer usage, commodity prices, economic activity, costs, regulatory mechanisms, customer behavior, available technology, equipment availability and public policy. Xcel Energy’s long-term resource plan is dependent on our ability to obtain required approvals (including regulatory approval in jurisdictions where Xcel Energy operates), develop necessary technical expertise, allocate and coordinate sufficient resources and adhere to budgets and timelines.
In addition, the long-term nature of both our planning processes and our asset lives are subject to risk. The utility sector is undergoing significant change (e.g., the addition of large loads, increases in energy efficiency, wider adoption of distributed generation and shifts away from fossil fuel generation to renewable generation). Customer adoption of these technologies and increased energy efficiency or other reductions in expected sales growth could result in excess transmission and generation resources, downward pressure on sales growth, and potentially stranded costs if we are not able to fully recover costs and investments. Additionally, increasing uncertainty surrounding federal policy to renewable deployment could negatively impact wind, solar and storage development.
The magnitude and timing of resource additions and changes in customer demand may not coincide with evolving customer preference for generation resources and end-uses, which introduces further uncertainty into long-term planning. Efforts to electrify the transportation and building sectors to reduce GHG emissions may result in higher electric demand and lower natural gas demand over time. New data centers and crypto mining facilities could generate significant increase in demand. Higher electric demand may require us to adopt new technologies and make significant generation, transmission and distribution investments including advanced grid infrastructure, which increases exposure to overall grid instability and technology obsolescence. Enterprise level financial and customer billing technology systems may be unable to support the increasing customer complexity. Evolving stakeholder preference for lower emissions from generation sources and end-uses, like heating, may impact our resource mix and put pressure on our ability to recover capital investments in natural gas generation and delivery. Multiple states may not agree as to the appropriate resource mix, which may lead to costs to comply with one jurisdiction that are not recoverable across all jurisdictions served by the same assets.
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
Our utilities have significant risks associated with wildfires.
In recent years, wildfires have impacted the utility industry. More frequent and severe drought conditions, extreme swings in amount and timing of precipitation, changes in availability of vegetation, unseasonably warm temperatures, very low humidity, stronger winds and other environmental factors have increased both the frequency and duration of fire weather conditions and the potential impact of an event. The expansion of the wildland urban interface increases the wildfire risk to surrounding communities and Xcel Energy's electric and natural gas infrastructure. Also, wildfires could jeopardize Xcel Energy’s electric and gas infrastructure and third-party property and result in temporary power outages or shortages in our service territories. Our current wildfire mitigation initiatives may not be effective in preventing or reducing ignitions and wildfire-related losses.
Other potential risks associated with wildfires and other climate events include the inability to secure sufficient insurance coverage, increased costs of insurance, or ability for insurers to meet their obligations, regulatory recovery risk, and the potential for a credit downgrade and subsequent additional costs to access capital markets.
While we carry liability insurance, given an extreme event, damage amounts could exceed our coverage (as experienced with the Marshall Wildfire settlement in 2025) and negatively impact our results of operations, financial condition or cash flows.

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
Additionally, due to the uncertainty involved in price movements and potential deviation from historical pricing, our risk management programs may not be effective to protect against significant adverse market fluctuations and our results of operations, financial condition or cash flows could be materially impacted.
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
We rely on third-party contractors to perform operations, maintenance and construction work. Poor vendor performance or contractor unavailability could impact ongoing operations, restoration operations, regulatory recovery and our reputation and could introduce financial risk or risks of fines. Also, suppliers of key assets critical to long-term planning may be limited, creating vendor concentration risk that could increase costs and negatively impact investment execution.
Actions of our employees, directors, third-party contractors or suppliers could expose us to reputational risks.
We could suffer negative impacts to our reputation as a result of actual or perceived fraud, misconduct, legal or regulatory violations, violations of corporate policies, inappropriate use of social media, or other actions by our employees, directors, third-party contractors or suppliers. Reputational damage could have a material adverse effect and could result in negative customer perception, litigation and increased regulatory oversight.
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
Regulators may challenge rate increases due to increased customer affordability pressures. Public policy developments, including legislative actions and electoral changes at the state level, may affect recovery mechanisms or allowed returns and may limit recovery timing or cost allocation, negatively impacting our results of operations, financial condition or cash flows.
Growth in large load customers, including data centers, may increase customer concentration, capital requirements and revenue variability risks.
Additional demand from a limited number of customers may increase our credit risk exposure and require incremental infrastructure investment. If anticipated load growth does not materialize as expected or regulatory cost allocation mechanisms evolve, it could negatively impact our results of operations, financial condition or cash flows.
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
Advancements in artificial intelligence and large language models may increase cybersecurity threats and operational risks. Threat actors may use artificial intelligence to enhance their attacks, increasing the frequency, sophistication and potential impact of cyber incidents affecting our IT and OT environment.
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
If our regulators do not allow us to recover the costs incurred to comply with the mandates, it could have a material effect on our results of operations, financial condition or cash flows.
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
Changes in environmental policies and regulations or regulatory decisions may result in early retirements of our operational facilities. While regulation typically provides relief for these types of changes, there is no assurance that regulators would allow full recovery of all remaining costs.
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
While we establish strategies and expectations related to climate change and other environmental matters, our ability to achieve any such strategies or expectations is subject to numerous factors and conditions, many of which are outside of our control. Examples of such factors include, but are not limited to, evolving legal, regulatory, and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets. The potential for unprecedented load growth and the need for additional generation resources to support such growth may further impact the timing or achievement of our climate goals. Failures or delays (whether actual or perceived) in achieving our strategies or expectations related to climate change and other environmental matters could adversely affect our business, operations, and reputation, and increase risk of litigation.
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
Biennially, as part of Xcel Energy’s enterprise risk program, an integrated cybersecurity risk identification and assessment is completed across Xcel Energy’s business, including generation, transmission, distribution and fuel storage facilities, information technology systems and other infrastructure or physical assets as well as information processed in our systems (including systems hosted by third parties) that could be affected by cybersecurity incidents. This analysis includes the impact, likelihood, timeframe and controllability of cybersecurity risks and is presented to the Board of Directors. Management monitors and reviews the results of this analysis, integrating them into the enterprise risk assessment processes and implements appropriate mitigating actions as needed.
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
Cybersecurity risks are a part of Xcel Energy’s normal course of business. To date, no cybersecurity incident or attack affecting us or our vendors has had a material impact on our business or results of operations. As of Feb. 25, 2026 there have been no material cybersecurity incidents to report.

ITEM 2 — PROPERTIES
Virtually all of the utility plant property of the utility subsidiaries is subject to the lien of their respective first mortgage bond indentures.

NSP-Minnesota Station, Location and Unit at Dec. 31, 2025	Fuel	Installed	MW (a)
Steam:
A.S. King-Bayport, MN, 1 Unit	Coal	1968	511
Sherco-Becker, MN
Unit 1	Coal	1976	680
Unit 3	Coal	1987	517	(b)
Monticello, MN, 1 Unit	Nuclear	1971	617
Prairie Island-Welch, MN
Unit 1	Nuclear	1973	521
Unit 2	Nuclear	1974	519
Various locations, 4 Units	Wood/RDF	Various	36	(c)
Combustion Turbine:
Angus Anson-Sioux Falls, SD, 3 Units	Natural Gas	1994 - 2005	343
Black Dog-Burnsville, MN, 3 Units	Natural Gas	1987 - 2018	491
Blue Lake-Shakopee, MN, 2 Units	Natural Gas	2005	300	(d)
High Bridge-St. Paul, MN, 3 Units	Natural Gas	2008	530
Inver Hills-Inver Grove Heights, MN, 6 Units	Natural Gas	1972 - 1996	272
Riverside-Minneapolis, MN, 3 Units	Natural Gas	2009	454
Reciprocating Generation:
Blue Lake-Shakopee, MN 3 Units	Natural Gas	Various	24
Hydro:
Hennepin Island-Minneapolis, MN 5 Units	Hydro	1954-1955	6
Wind:
Blazing Star 1-Lincoln County, MN, 100 Units	Wind	2020	200	(e)
Blazing Star 2-Lincoln County, MN, 100 Units	Wind	2021	200	(e)
Border-Rolette County, ND, 75 Units (f)	Wind	2015	150	(e)
Community Wind North-Lincoln County, MN, 12 Units	Wind	2020	26	(e)
Courtenay Wind-Stutsman County, ND, 100 Units	Wind	2016	190	(e)
Crowned Ridge 2-Grant County, SD, 88 Units	Wind	2020	192	(e)
Dakota Range, SD, 72 Units	Wind	2022	298	(e)
Foxtail-Dickey County, ND, 75 Units	Wind	2019	150	(e)
Freeborn-Freeborn County, MN, 100 Units	Wind	2021	200	(e)
Grand Meadow-Mower County, MN, 67 Units	Wind	2008	100	(e)
Jeffers-Cottonwood County, MN, 20 Units	Wind	2020	43	(e)
Lake Benton-Pipestone County, MN, 44 Units	Wind	2019	99	(e)
Mower-Mower County, MN, 43 Units	Wind	2021	91	(e)
Nobles-Nobles County, MN, 133 Units	Wind	2010	200	(e)
Northern Wind-Murray County, MN, 37 Units	Wind	2023	92	(e)
Pleasant Valley-Mower County, MN, 100 Units (f)	Wind	2015	200	(e)
Rock Aetna-Murray County, MN, 8 Units	Wind	2022	20	(e)
Solar:
Sherco Solar 1 and 2-Becker, MN, 130 units	Solar	2024 - 2025	460	(e)
		Total	8,732
(a)Summer 2025 net dependable capacity. Wind and solar is presented as net maximum capacity.
(b)Based on NSP-Minnesota’s ownership of 59%.
(c)RDF is made from municipal solid waste.
(d)Four units were retired in 2025.
(e)Net maximum capacity is attainable only when conditions are sufficiently available. Typical average capacity factors are 35-50% for wind facilities. For the year ended Dec. 31, 2025, wind facilities had a weighted-average capacity factor of 44%. For solar projects placed in service in 2025, factors will be available after a full year of operations.
(f)Repowered in 2025.

NSP-Wisconsin Station, Location and Unit at Dec. 31, 2025	Fuel	Installed	MW (a)
Steam:
Bay Front-Ashland, WI, 2 Units	Wood/Natural Gas	1948 - 1956	41
French Island-La Crosse, WI, 2 Units	Wood/RDF	1940 - 1948	16	(b)
Combustion Turbine:
French Island-La Crosse, WI, 2 Units	Oil	1974	119
Wheaton-Eau Claire, WI, 1 Unit	Natural Gas	2025	206	(c)
Reciprocating Generation:
Wheaton-Eau Claire, WI, 5 Units	Natural Gas	2025	40	(c)
Hydro:
Various locations, 62 Units	Hydro	Various	135
		Total	557
(a)Summer 2025 net dependable capacity.
(b)RDF is made from municipal solid waste.
(c)Four combustion turbine units were retired in 2025 and replaced with one new combustion turbine and five reciprocating generation units.

PSCo Station, Location and Unit at Dec. 31, 2025	Fuel	Installed	MW (a)
Steam:
Comanche-Pueblo, CO
Unit 2	Coal	1975	330
Unit 3	Coal	2010	500	(b)
Craig-Craig, CO, 2 Units	Coal	1979 - 1980	82	(c)
Hayden-Hayden, CO, 2 Units	Coal	1965 - 1976	233	(d)
Pawnee-Brush, CO, 1 Unit	Coal	1981	505	(e)
Cherokee-Denver, CO, 1 Unit	Natural Gas	1968	310
Combustion Turbine:
Blue Spruce-Aurora, CO, 2 Units	Natural Gas	2003	264
Cherokee-Denver, CO, 3 Units	Natural Gas	2015	576
Fort St. Vrain-Platteville, CO, 6 Units	Natural Gas	1972 - 2009	1,022
Manchief-Brush, CO, 2 Units	Natural Gas	2000	250
Rocky Mountain-Keenesburg, CO, 3 Units	Natural Gas	2004	592
Valmont-Boulder, CO, 3 units	Natural Gas	1973 - 2001	119
Various locations, 5 Units	Natural Gas	Various	128
Hydro:
Cabin Creek-Georgetown, CO
Pumped Storage, 2 Units	Hydro	1967	210
Various locations, 6 Units	Hydro	Various	23
Wind:
Rush Creek, CO, 300 units	Wind	2018	582	(f)
Cheyenne Ridge, CO, 229 units	Wind	2020	477	(f)
Solar:
Rocky Mountain Solar-Keenesburg, CO, 87 units	Solar	2025	325	(f)
		Total	6,528
(a)Summer 2025 net dependable capacity. Wind and solar is presented as net maximum capacity.
(b)Based on PSCo’s ownership of 67%.
(c)Based on PSCo’s ownership of 10%.
(d)Based on PSCo’s ownership of 76% of Unit 1 and 37% of Unit 2.
(e)Pawnee coal plant was retired in 2025 and completed conversion to natural gas in 2026.
(f)Net maximum capacity is attainable only when conditions are sufficiently available. Typical average capacity factors are 35-50% for wind facilities. For the year ended Dec. 31, 2025, wind facilities had a weighted-average capacity factor of 41%. For solar projects placed in service in 2025, factors will be available after a full year of operations.

SPS Station, Location and Unit at Dec. 31, 2025	Fuel	Installed	MW (a)
Steam:
Cunningham-Hobbs, NM, 1 Unit	Natural Gas	1957 - 1965	183
Harrington-Amarillo, TX 3 Units	Natural Gas	2024 - 2025	1,018
Jones-Lubbock, TX, 2 Units	Natural Gas	1971 - 1974	486
Maddox-Hobbs, NM, 1 Unit	Natural Gas	1967	112
Nichols-Amarillo, TX, 3 Units	Natural Gas	1960 - 1968	457
Plant X-Earth, TX, 1 Unit	Natural Gas	1952 - 1964	190
Tolk-Muleshoe, TX, 2 Units	Coal	1982 - 1985	1,067
Combustion Turbine:
Cunningham-Hobbs, NM, 2 Units	Natural Gas	1997	207
Jones-Lubbock, TX, 2 Units	Natural Gas	2011 - 2013	334
Maddox-Hobbs, NM, 1 Unit	Natural Gas	1963 - 1976	61
Wind:
Hale-Plainview, TX, 239 Units	Wind	2019	478	(b)
Sagamore-Dora, NM, 240 Units	Wind	2020	508	(b)
		Total	5,101
(a)Summer 2025 net dependable capacity. Wind is presented as net maximum capacity.
(b)Net maximum capacity is attainable only when conditions are sufficiently available. Typical average capacity factors are 35-50% for wind facilities. For the year ended Dec. 31, 2025 SPS’ wind facilities had a weighted-average capacity factor of 47%.
Electric utility overhead and underground transmission and distribution lines at Dec. 31, 2025:

Conductor Miles	NSP-Minnesota	NSP-Wisconsin	PSCo	SPS
Transmission
500 KV	2,921	—	—	—
345 KV	13,394	3,019	8,233	11,668
230 KV	2,299	—	12,393	9,863
161 KV	610	1,816	—	—
138 KV	—	—	92	—
115 KV	8,137	1,860	5,004	15,044
Less than 115 KV	6,569	5,666	1,717	4,546
Total Transmission	33,930	12,361	27,439	41,121

Distribution
Less than 115 KV	87,271	28,582	84,079	25,261

Total	121,201	40,943	111,518	66,382
Electric utility transmission and distribution substations at Dec. 31, 2025:

	NSP-Minnesota	NSP-Wisconsin	PSCo	SPS
Substations	352	208	236	466
Natural gas utility mains at Dec. 31, 2025:

Miles	NSP-Minnesota	NSP-Wisconsin	PSCo	SPS	WGI
Transmission	78	3	2,022	38	11
Distribution	11,117	2,628	24,291	—	—

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

ITEM 4 — MINE SAFETY DISCLOSURES
None.
PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Stock Data
Xcel Energy Inc.’s common stock is listed on the Nasdaq Global Select Market (Nasdaq). The trading symbol is XEL. The number of common stockholders of record as of Feb. 23, 2026 was 40,984.
The following compares our cumulative TSR on common stock with the cumulative TSR of the EEI Investor-Owned Electrics Index and the S&P 500 Composite Stock Price Index over the last five years.
The EEI Investor-Owned Electrics Index (market capitalization-weighted) included 37 companies at year-end and is a broad measure of industry performance.
Comparison of Five Year Cumulative Total Return*
*    $100 invested on Dec. 31, 2020 in stock or index — including reinvestment of dividends. Fiscal years ended Dec. 31.

Purchases of Equity Securities by Issuer and Affiliated Purchasers
For the quarter ended Dec. 31, 2025, no equity securities that are registered by Xcel Energy Inc. pursuant to Section 12 of the Securities Exchange Act of 1934 were purchased by or on behalf of us or any of our affiliated purchasers.

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
Ongoing ROE
Ongoing ROE is calculated by dividing the net income or loss of Xcel Energy or each subsidiary, adjusted for certain nonrecurring items, by each entity’s average stockholders’ equity. We use these non-GAAP financial measures to evaluate and provide details of earnings results.
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
The following table provides a reconciliation of GAAP earnings (net income) to ongoing earnings:

(Millions of Dollars)	2025	2024
GAAP net income	$2,018	$1,936
Sherco Unit 3 2011 outage refunds	—	47
Marshall Wildfire litigation (a)	298	—
Less: tax effect of adjustments	(77)	(13)
Ongoing earnings (b)	$2,239	$1,969
(a)Includes $2 million of interest costs associated with short-term debt used to pay settlement, which is presented as interest expense on the consolidated statements of income.
(b)Amounts may not add due to rounding.

	Twelve Months Ended Dec. 31, 2025
Diluted Earnings (Loss) Per Share	GAAP Diluted EPS	Impact of Adjustments	Ongoing Diluted EPS
NSP-Minnesota	$1.53	$—	$1.53
PSCo	1.15	0.38	1.53
SPS	0.67	—	0.67
NSP-Wisconsin	0.27	—	0.27
Earnings from equity method investments — WYCO	0.03	—	0.03
Regulated utility (a)	3.65	0.38	4.03
Xcel Energy Inc. and Other	(0.23)	—	(0.23)
Total (a)	$3.42	0.38	$3.80

	Twelve Months Ended Dec. 31, 2024
Diluted Earnings (Loss) Per Share	GAAP Diluted EPS	Impact of Adjustments	Ongoing Diluted EPS
NSP-Minnesota	$1.41	$0.06	$1.47
PSCo	1.39	—	1.39
SPS	0.70	—	0.70
NSP-Wisconsin	0.24	—	0.24
Earnings from equity method investments — WYCO	0.03	—	0.03
Regulated utility (a)	3.76	0.06	3.83
Xcel Energy Inc. and Other	(0.33)	—	(0.33)
Total (a)	$3.44	0.06	$3.50
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
Marshall Wildfire Litigation — In the third quarter of 2025, PSCo recognized a non-recurring $287 million charge as a result of a settlement reached with the plaintiffs in the Marshall Wildfire litigation. In the fourth quarter of 2025, an additional $12 million was recognized for estimated remaining settlement costs as well as legal and other costs.

Results of Operations
Diluted EPS for Xcel Energy at Dec. 31:

Diluted Earnings (Loss) Per Share	2025	2024
NSP-Minnesota	$1.53	$1.41
PSCo	1.15	1.39
SPS	0.67	0.70
NSP-Wisconsin	0.27	0.24
Earnings from equity method investments — WYCO	0.03	0.03
Regulated utility (a)	3.65	3.76
Xcel Energy Inc. and Other	(0.23)	(0.33)
GAAP diluted EPS (a)	$3.42	$3.44
Sherco Unit 3 2011 outage refunds	—	0.06
Marshall Wildfire settlement	0.38	—
Ongoing diluted EPS (a)	$3.80	$3.50
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
2025 Comparison with 2024
Xcel Energy — GAAP diluted earnings were $3.42 per share compared to $3.44 per share in 2024 and ongoing diluted earnings were $3.80 per share in 2025, compared with $3.50 per share in 2024. The change in ongoing EPS was driven by increased recovery of infrastructure investments and electric sales growth, partially offset by higher interest, depreciation and O&M expenses.
Fluctuations in electric and natural gas revenues associated with changes in fuel and purchased power and/or natural gas sold and transported generally do not significantly impact earnings (changes in costs are offset by the related variation in revenues).
NSP-Minnesota — GAAP earnings increased $0.12 per share and ongoing earnings increased $0.06 per share for 2025 compared to 2024. Ongoing earnings increased due to higher recovery of electric infrastructure investments, partially offset by increased O&M expenses, depreciation and interest charges.
PSCo — GAAP earnings decreased $0.24 per share and ongoing earnings increased $0.14 per share for 2025 (difference in GAAP and ongoing due to Marshall Wildfire settlement in 2025, see Non-GAAP Financial Measures for reconciliation from GAAP to ongoing earnings). Ongoing earnings increased due to higher recovery of electric and natural gas infrastructure investments and increased AFUDC, which was partially offset by increased depreciation, interest and O&M charges.
SPS — GAAP and ongoing earnings decreased $0.03 per share for 2025 . The decrease was driven by increased interest charges, O&M expenses and the negative impact of weather, partially offset by sales growth and higher recovery of electric infrastructure investments.
NSP-Wisconsin — GAAP and ongoing earnings increased $0.03 per share for 2025. The increase was driven by higher recovery of electric and natural gas infrastructure investments, which was partially offset by increased depreciation and O&M expenses.
Xcel Energy Inc. and Other — Primarily includes financing costs and interest income at the holding company and earnings from investment funds, which are accounted for as equity method investments. The change in earnings was due to gains on debt repurchases, partially offset by higher interest rates and debt levels.
Changes in Diluted EPS
Components significantly contributing to changes in 2025 EPS compared with 2024:

Diluted Earnings (Loss) Per Share	Twelve Months Ended Dec. 31
GAAP diluted EPS — 2024	$3.44

Components of change — 2025 vs. 2024
Higher electric revenues	1.27
Higher natural gas revenues	0.29
Higher AFUDC equity & debt	0.27
Marshall Wildfire settlement	(0.38)
Higher interest charges	(0.28)
Higher depreciation and amortization	(0.28)
Higher O&M expenses	(0.25)
Higher electric fuel and purchased power (a)	(0.23)
Common equity financing	(0.18)
Higher costs of natural gas sold and transported (a)	(0.12)
Other, net	(0.13)
GAAP diluted EPS — 2025	$3.42
Marshall Wildfire settlement	0.38
Ongoing diluted EPS — 2025	$3.80
(a)Cost of electric fuel and purchased power and natural gas sold and transported are generally recovered through regulatory recovery mechanisms and offset in revenue.
ROE for Xcel Energy and its utility subsidiaries:

	2025		2024
ROE	GAAP ROE	Ongoing ROE	GAAP ROE	Ongoing ROE
NSP-Minnesota	9.19%	9.19%	9.07%	9.46%
PSCo	5.66	7.55	7.63	7.63
SPS	8.70	8.70	9.57	9.57
NSP-Wisconsin	9.09	9.09	8.98	8.98
Utility Subsidiaries	7.60	8.40	8.55	8.69
Xcel Energy	9.36	10.38	10.42	10.61
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
Percentage increase (decrease) in normal and actual HDD, CDD and THI:

	2025 vs. Normal	2024 vs. Normal	2025 vs. 2024
HDD	(6.2)%	(15.4)%	8.7%
CDD	(4.9)	28.1	(23.5)
THI	11.2	(11.2)	26.8
Weather — Estimated impact of temperature variations on EPS compared with normal weather conditions:

	2025 vs. Normal	2024 vs. Normal	2025 vs. 2024
Retail electric	$(0.015)	$(0.008)	$(0.007)
Decoupling and sales true-up	—	0.047	(0.047)
Electric total	$(0.015)	$0.039	$(0.054)
Firm natural gas	(0.033)	(0.070)	0.037
Decoupling	0.005	0.027	(0.022)
Gas total	$(0.028)	$(0.043)	$0.015
Total	$(0.043)	$(0.004)	$(0.039)
Sales — Sales growth (decline) for actual and weather-normalized sales:

	2025 vs. 2024
	NSP-Minnesota	PSCo	SPS	NSP-Wisconsin	Xcel Energy
Actual
Electric residential	5.7%	(1.6)%	(1.5)%	6.0%	1.9%
Electric C&I	0.3	0.1	5.5	0.7	2.0
Total retail electric sales	2.0	(0.5)	4.2	2.2	1.9
Firm natural gas sales	12.6	(2.1)	N/A	16.2	3.4

	2025 vs. 2024
	NSP-Minnesota	PSCo	SPS	NSP-Wisconsin	Xcel Energy
Weather-normalized
Electric residential	1.3%	1.4%	3.9%	1.7%	1.7%
Electric C&I	(0.6)	1.4	6.1	0.1	2.1
Total retail electric sales	—	1.3	5.6	0.6	2.0
Firm natural gas sales	—	(2.9)	N/A	2.0	(1.7)

	2025 vs. 2024 (Leap Year Adjusted)
	NSP-Minnesota	PSCo	SPS	NSP-Wisconsin	Xcel Energy
Weather-normalized
Electric residential	1.5%	1.7%	4.3%	2.1%	2.0%
Electric C&I	(0.3)	1.6	6.3	0.4	2.4
Total retail electric sales	0.3	1.6	5.8	0.9	2.2
Firm natural gas sales	0.6	(2.4)	N/A	2.6	(1.2)
Annual weather-normalized and leap year adjusted electric sales growth (decline)
•NSP-Minnesota — Residential sales increased due to customer growth (1.1%) and use per customer (0.4%). The decrease in C&I sales was due to lower use per customer.
•PSCo — Residential sales increased due to customer growth (1.1%) and use per customer (0.6%). The increase in C&I sales was due to higher use per customer, particularly in the information and energy sectors.
•SPS — Residential sales increased due to increased use per customer (3.6%) and customer growth (0.7%). The increase in C&I sales was due to higher use per customer, primarily driven by the energy sector.
•NSP-Wisconsin — Residential sales increased due to increased use per customer (1.1%) and customer growth (0.9%). The increase in C&I sales was due to customer growth.
Annual weather-normalized and leap year adjusted natural gas sales growth (decline)
•Decrease in natural gas sales was driven primarily by decreased use per customer in PSCo residential and C&I, partially offset by customer growth in all jurisdictions.
Electric Revenues
Electric revenues are impacted by fluctuations in the price of natural gas, coal and uranium, regulatory outcomes, market prices and seasonality. In addition, electric customers receive a credit for PTCs generated (wind, nuclear and solar), which reduce electric revenue and income taxes.

(Millions of Dollars)	2025 vs. 2024
Non-fuel riders	$250
Recovery of higher cost of electric fuel and purchased power	214
PTCs flowed back to customers (offset by lower ETR)	172
Regulatory rate outcomes (MN, ND)	116
Sales and demand	97
Transmission revenues	79
Sherco Unit 3 2011 outage refunds	47
Estimated impact of weather	(39)
Conservation and demand side management (offset in expense)	(38)
Other, net	115
Total increase	$1,013
Natural Gas Revenues
Natural gas revenues vary with changing sales, the cost of natural gas and regulatory outcomes.

(Millions of Dollars)	2025 vs. 2024
Recovery of higher cost of natural gas	$92
Regulatory rate outcomes (CO)	84
Conservation revenue (offset in expense)	47
Estimated impact of weather (net of decoupling)	11
Retail sales decline (net of decoupling)	(13)
Other, net	1
Total increase	$222
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
Electric fuel and purchased power expenses increased $173 million in 2025. The increase is primarily due to increased commodity prices and transmission expense.
Cost of Natural Gas Sold and Transported — Expenses incurred for the cost of natural gas sold are impacted by market prices and seasonality. These costs are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are largely offset in operating revenues and have minimal earnings impact.
Natural gas sold and transported increased $90 million in 2025. The increase is primarily due to increased commodity prices and volumes, partially offset by timing of fuel recovery mechanisms.
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses increased $192 million in 2025 primarily due to increased benefits and healthcare costs, wildfire mitigation (largely offset in non-fuel rider revenue), nuclear generation costs and insurance costs.
Depreciation and Amortization — Depreciation and amortization increased $209 million for the year, primarily related to system investment.
Other Income — Other income increased $92 million for the year, primarily related to gains on debt repurchases.
Interest Charges — Interest charges increased $213 million in 2025. The increase was largely due to higher long-term and short-term debt levels and higher interest rates.
AFUDC, Equity and Debt — AFUDC increased $165 million in 2025, due to system investment.
Xcel Energy Inc. and Other Results
Net income and diluted EPS contributions of Xcel Energy Inc. and its nonregulated businesses:

(Millions of Dollars)	2025	2024
Xcel Energy Inc. financing costs	$(271)	$(223)
Xcel Energy Inc. other results (a)	135	38
Total Xcel Energy Inc. and other	$(136)	$(185)

(Diluted Earnings (Loss) Per Share)	2025	2024
Xcel Energy Inc. financing costs	$(0.46)	$(0.40)
Xcel Energy Inc. other results (a)	0.23	0.07
Total Xcel Energy Inc. and other costs	$(0.23)	$(0.33)
(a)Amounts primarily include gains from debt repurchases, partially offset by taxes.
Xcel Energy Inc.’s results include interest charges, which are incurred at Xcel Energy Inc. and are not directly assigned to individual subsidiaries.
2024 Comparison with 2023
A discussion of changes in Xcel Energy’s results of operations, cash flows and liquidity and capital resources from the year ended Dec. 31, 2023 to Dec. 31, 2024 can be found in Part II, “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year 2024, which was filed with the SEC on Feb. 27, 2025. However, such discussion is not incorporated by reference into, and does not constitute a part of, this Annual Report on Form 10-K.

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
CIP Rider
Recovers costs of conservation and DSM programs. Minnesota state law requires NSP-Minnesota to spend no less than 1.75 percent gross annual electric retail energy sales and no less than 1.0 percent gross annual natural gas retail energy sales on CIP. These costs are recovered through an annual cost-recovery mechanism.

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

Infrastructure Rider	Returns benefits and recovers costs from investments benefiting customers in South Dakota.
Natural Gas Innovation Act Rider	Recovers costs for pilot projects and research programs aimed at innovative technologies and emission-reducing gas initiatives in Minnesota. The approved plan spans a five-year period beginning in 2025.
Purchased Gas Adjustment
Provides for prospective monthly rate adjustments in Minnesota and North Dakota for costs of purchased natural gas, transportation and storage service. Includes a true-up process for difference between projected and actual costs.

Renewable Development Fund Rider	Allocates money collected from customers for Minnesota solar energy incentive programs, renewable energy projects, payments to the MN Office of Management and Budget, and other legislative mandates.
Renewable Energy Rider	Recovers cost of renewable generation in North Dakota.
RES Rider	Recovers cost of renewable generation in Minnesota.
Sales True-up	Mitigates the impact of changes to sales levels as compared to a baseline for all Minnesota electric customers.
Transmission Cost Recovery Rider	Recovers costs for investments in Minnesota, North Dakota, and South Dakota for electric transmission and distribution grid modernization.
Pending and Recently Concluded Regulatory Proceedings
2025 Minnesota Natural Gas Rate Case — In October 2025, NSP-Minnesota filed a natural gas rate case in Minnesota, seeking a total revenue increase of $63 million (8.2%). The filing is based on a 2026 forecast test year and includes an ROE of 10.65%, a 52.5% equity ratio and rate base of $1.5 billion. NSP-Minnesota requested interim rates of $51 million effective January 1, 2026, which were approved by the MPUC. An MPUC decision is expected in the fourth quarter of 2026.
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

In January 2025, the Court issued its opinion, which upheld the commission's determination on insurance expense, but reversed and remanded the executive compensation and prepaid pension asset decisions back to the MPUC. In June 2025, the MPUC ordered proceedings to reconsider the treatment of prepaid pension assets and executive compensation, with a decision expected in 2026.
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
In August 2025, eight parties filed testimony. The DOC, OAG, XLI, the CUB, Walmart and Joint Intervenors were the only parties to quantify recommended financial adjustments. The DOC and XLI recommended $306 million and $190 million of adjustments, respectively, largely based on a reduction in ROE, certain O&M expenses and other costs offset in trackers. Other parties recommended adjustments based on reduced ROE and issue specific recommendations.
In October 2025, NSP-Minnesota filed rebuttal testimony, updating its total revenue request to $365 million. Of NSP-Minnesota’s proposed adjustments, approximately $100 million relates to depreciation expense and $50 million are largely offset in trackers. In November 2025, the DOC filed surrebuttal testimony, re-asserting their proposed ROE of 9.25%.
An ALJ report is expected in April 2026, with a MPUC decision expected in the third quarter of 2026.
2025 South Dakota Electric Rate Case — In June 2025, NSP-Minnesota filed a request with the SDPUC for a net annual electric rate increase of $44 million (15%). The filing is based on a 2024 historic test year, a requested ROE of 10.3%, rate base of approximately $1.2 billion and an equity ratio of 52.87%. Interim rates were implemented on Jan. 1, 2026. If approved as filed, this rate request would result in an average annual residential bill increase of 3% over the period from 2016-2026.
The procedural schedule is as follows:
•Intervenor direct testimony: March 20, 2026
•Rebuttal testimony: April 14, 2026
•Evidentiary Hearing: April 28-30, 2026
A SDPUC decision is expected in the first half of 2026.
2024 North Dakota Electric Rate Case — In December 2024, NSP-Minnesota filed a request with the NDPSC for an annual electric rate increase of $45 million (19.3% over current rates established in 2021). The filing is based on a 2025 forecast test year and includes a requested ROE of 10.3%, rate base of approximately $817 million and an equity ratio of 52.5%. In January 2025, the NDPSC approved interim rates, subject to refund, of approximately $27 million (implemented on Feb. 1, 2025).
In February 2026, the NDPSC approved a settlement agreement filed by NSP-Minnesota and NDPSC Staff, effective April 1st, 2026, including a base revenue increase of $24 million, based on a ROE of 9.8% and equity ratio of 52.5%.
2026 North Dakota Natural Gas Rate Case — In January 2026, NSP-Minnesota filed a natural gas rate case in North Dakota, for an annual rate increase of $14 million (11.9%). The filing is based on a 2026 forecast test year and includes an ROE of 10.85%, a 52.5% equity ratio and rate base of $235 million. NSP-Minnesota requested interim rates of $12 million effective April 1, 2026.
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
Nuclear Spent Fuel Storage — NSP-Minnesota has interim on-site storage for spent nuclear fuel at its Monticello and Prairie Island nuclear generating plants. Authorized storage capacity is sufficient to allow NSP-Minnesota to operate until 2040 for Monticello, and 2054 for Prairie Island.
In December 2024, the NRC approved a Subsequent License Renewal application for extended Monticello Plant operation through 2050 (Subsequent Renewed Facility Operating License No. DPR-22, Accession No. ML24310A345). NSP-Minnesota will need authorization from the MPUC for additional storage capacity through 2050.
NSP-Minnesota has notified the NRC of intent to apply for Prairie Island Subsequent License Renewal which would extend operation of Unit 1 to 2053 and Unit 2 to 2054.
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
The PSCW has a biennial base rate filing requirement. By April of each odd numbered year, NSP-Wisconsin must submit a rate filing for the test year beginning the following January.
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

Purchased Gas Adjustment (WI)	A retail cost-recovery mechanism to recover the actual cost of natural gas, transportation and storage services.

Pending Regulatory Proceedings
Excess Liability Insurance Deferral – In February 2025, NSP-Wisconsin filed a request with the PSCW for deferred accounting treatment for excess liability insurance expense of $9.6 million incurred as a result of the October 2024 policy renewal. The PSCW issued a written approval in November 2025 and authorized recovery of the deferral over 2026 and 2027 in the Wisconsin Electric and Natural Gas Rate Case described below.
Wisconsin Electric and Natural Gas Rate Case – In March 2025, NSP-Wisconsin filed a request with the PSCW for a multi-year electric and natural gas rate increase. Both the electric and natural gas rate requests were based on forward-looking 2026 and 2027 test years, with a 10.0% ROE and an equity ratio of 53.5%.
In December 2025, the PSCW issued final written approval on NSP-Wisconsin’s request, with a final rate increase of $126 million for the electric utility ($68 million in 2026, with an incremental $58 million in 2027) and $22 million for the natural gas utility ($18 million in 2026, with an incremental $4 million in 2027), based on a ROE of 9.8% and an equity ratio of 52.5%.

(Millions of Dollars)	Electric	Natural Gas
NSP-Wisconsin’s filed two-year rate request	$151	$24

PSCW decision:
Capital investments	(8)	(1)
ROE adjustment	(7)	(1)
O&M expenses	(5)	(1)
Nuclear decommissioning accrual update (a)	(6)	—
Excess liability insurance deferral recovery	4	1
Other, net	(3)	—
Total revenue change	$126	$22
(a)Since filing the case, the MPUC authorized a reduction to the annual nuclear decommissioning accrual. This reduction, which flows to NSP-Wisconsin through the interchange agreement, reduced the NSP-Wisconsin rate request and is earnings neutral.
Michigan Natural Gas Rate Case – In July 2025, NSP-Wisconsin filed a natural gas rate case in Michigan, seeking a revenue increase of $2.2 million. In December 2025, the MPSC issued a final written approval of the settlement order, with a final rate increase of $1.6 million ($0.7 million in 2026, with an incremental $0.9 million in 2027) based on a ROE of 9.8% and an equity ratio of 50%.

NSP System
Pending and Recently Concluded Regulatory Proceedings
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
•In 2024, NSP-Minnesota and NSP-Wisconsin each issued an RFP collectively seeking up to 1,600 MW of wind, solar, storage or hybrid resources to interconnect to the NSP System, including reutilization of the interconnection rights associated with the retiring Sherco coal units, and 650 MW of solar and storage resources to specifically reutilize the interconnection rights associated with the retiring King coal unit. NSP-Minnesota and NSP-Wisconsin announced the short listed projects in January 2025. NSP-Minnesota filed for requisite approvals of the selected resources with the MPUC in the fourth quarter of 2025 (decision expected in early 2026); NSP-Wisconsin expects to file for approvals with the PSCW in 2026.
•In December 2025, NSP-Minnesota and NSP-Wisconsin jointly issued an RFP seeking up to 3,500 MW of wind, solar, hydro, standalone storage, or hybrid capacity that will achieve commercial operation by December 31, 2030. Additionally, NSP-Minnesota is seeking to procure up to 600 MW of solar or solar + storage capacity that will achieve commercial operation by December 31, 2029, and meet Minnesota’s Distributed Solar Energy Standard eligibility requirements. Bids are due in March 2026, and filing for MPUC approval is expected by the end of 2026, ahead of the established procedural schedule.
•NSP-Minnesota and NSP-Wisconsin may continue to file additional RFPs throughout 2026 and 2027 for resource needs as part of its Upper Midwest resource planning efforts.
Large Load Agreement — In the first quarter of 2026, NSP-Minnesota entered into an electric service agreement to power a new Google data center in Minnesota. Under the agreement, Google will pay all costs for its new service for the duration of the agreement, in accordance with Minnesota’s regulatory and legislative requirements for large loads. Requests for approval of the Electric Service Agreement and 1,900 MW of proposed renewable generation to support the data center is expected to be filed with the MPUC by April 2026.
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

DOT	Pipeline safety compliance.

Recovery Mechanisms

Mechanism	Additional Information
Colorado Energy Plan Adjustment	Recovers the early retirement costs of Comanche Units 1 and 2 to a maximum of 1% of the customer’s bill.
Clean Energy Plan Revenue	Recovers projects approved through the Clean Energy Plan to a maximum of 1.25% of the customer’s bill.
DSM Cost Adjustment	Recovers electric and gas DSM and CHP, interruptible service costs and performance incentives for achieving energy savings goals.
Electric Commodity Adjustment
Recovers fuel, purchased energy costs and certain owned renewable generating assets. Short-term sales margins are shared with customers. PTCs earned for owned wind and solar generation are returned to customers.

FCA
PSCo recovers fuel and purchased energy costs from wholesale electric customers through a fuel cost adjustment clause approved by the FERC. Wholesale customers pay production costs through a forecasted formula rate subject to true-up.

GCA
Recovers costs of purchased natural gas and transportation and is revised quarterly to allow for changes in natural gas rates. Gas Price Risk Management Plan reserves are also collected in this mechanism as gas prices permit.

GMAC	Recovers select categories of distribution costs.
Purchased Capacity Cost Adjustment	Recovers purchased capacity payments.
RES Adjustment	Recovers the incremental costs of compliance with the RES with a maximum of 1% of the customer’s bill.
Steam Cost Adjustment	Recovers fuel costs to operate the steam system. The Steam Cost Adjustment rate is revised quarterly.
Transmission Cost Adjustment	Recovers costs between rate cases for transmission projects that result in a net increase in capacity or are part of an approved wildfire mitigation plan. Distribution projects are recoverable for 2024 and 2025, subject to a cap of 0.5% and 1.25% of electric distribution retail revenues, respectively.
Transportation Electrification Plan	Recovers costs associated with the investment in and adoption of transportation electrification infrastructure.
Wildfire Mitigation Adjustment	Recovers actual 2025-2027 costs associated with wildfire mitigation.
Pending and Recently Concluded Regulatory Proceedings
2025 Colorado Electric Rate Case — In November 2025, PSCo filed an electric rate case with the CPUC seeking an increase in revenue of $356 million (9.9%) ($526 million inclusive of rider roll-ins). The request is based on a 9.8% ROE, an equity ratio of 55% and a 2025 test year with a projected rate base of $13 billion.

PSCo’s base rate request (millions of dollars):
Distribution system investment	$294
Liability insurance	65
Operating costs	51
Changes in cost of capital	49
Coal retirements (a)	(120)
Other	17
Rate request, net of rider roll-ins	$356
(a)The case includes request for rider recovery of any costs associated with extending operations at Comanche Unit 2.
A CPUC decision and implementation of final rates is anticipated in the third quarter of 2026.
2025 Colorado Natural Gas Rate Case — In December 2025, PSCo filed a natural gas rate case with the CPUC seeking an increase in revenue of $190 million (11.6%). The request is based on a 10.75% ROE, an equity ratio of 55% and a 2025 test year with a projected rate base of $4.7 billion.

PSCo’s base rate request (millions of dollars):
Capital investments	$90
Changes in cost of capital	53
Operating costs	42
Sales/revenue growth	(7)
Other	12
Total rate request	$190
A CPUC decision and implementation of final rates is anticipated in the third quarter of 2026.
2024 Colorado Natural Gas Rate Case — In January 2024, PSCo filed a natural gas rate case with the CPUC. In October 2024, as modified on ARRR in January 2025, the CPUC issued an order including an annual revenue increase of approximately $125 million, inclusive of $15 million of accelerated depreciation.
In May 2025, PSCo filed an appeal with the Denver District Court seeking review of the CPUC’s decisions related to recovery of certain operating expenses, cost of capital and capital structure, and the treatment of gas storage inventory costs. Briefing was completed in the fourth quarter of 2025. In the first quarter of 2026, the Denver District Court affirmed the CPUC’s decision on all counts appealed by PSCo.
Colorado Resource Plan — In December 2023, the CPUC approved a portfolio of 5,835 MW, which includes approximately 3,100 MW of company owned resources and 2,700 MW of PPAs.
In September 2025, the CPUC authorized a process for company-owned and PPA resources to seek up to 15% relief for tariff impacts to projects. Relief requests are due by Dec. 31, 2025 or 18 months prior to COD. The CPUC will ultimately review and approve/deny requests.
PSCo has filed all generation CPCNs associated with company-owned generation from the Colorado Resource Plan and expects to continue filing transmission CPCNs throughout 2026.
2024 Colorado Electric Resource Plan — In October 2024, PSCo filed its Phase I electric resource plan with the CPUC. In November 2025, the CPUC approved a load forecast that reflects a 3% compound annual sales growth through 2031 and generation capacity need of approximately 5,400 MW.
PSCo filed a request for reconsideration of various aspects of the decision which were verbally approved in January 2026 (with a written decision related to those reconsideration requests expected in the first quarter of 2026). This decision is expected to initiate the Phase II competitive solicitation process with an RFP expected to be issued in the third quarter of 2026. This RFP will seek to acquire the balance of resource needs through 2031 (after consideration of any approved acquisitions from the Near-Term Procurement RFP).
Near-Term Procurement — In August 2025, PSCo filed a joint motion with state agencies to initiate a “fast-tracked” solution for tax-advantaged new generation resources. The CPUC approved the request in September 2025 with bids submitted in October 2025. The procurement seeks to accelerate development of up to 4,000 nameplate MW of clean energy resources, 200 accredited MW of firm, dispatchable resources, and up to 300 accredited MW of other dispatchable resources.

The table below summarizes the recommended portfolio of resources filed in December 2025 (a decision is expected in February 2026):

(Nameplate MW)	Company Owned	PPA	Total
Wind	1,600	1,100	2,700
Solar	—	1,100	1,100
Natural gas combustion turbine	200	—	200
Other storage	300	600	900
Total	2,100	2,800	4,900
In February 2026, the CPUC approved 3,200 MW of resources, which included PPAs and a 200 MW company-owned natural gas combustion turbine. Additionally, in March 2026 PSCo will file additional information related to 600-1,500 MW of company-owned wind, solar and storage resources that have been conditionally approved.
Grid Modernization Adjustment Clause (GMAC) — In December 2024, PSCo filed its 2025-2029 Distribution System Plan which included a request to implement the GMAC for recovery of distribution investments. The CPUC issued their decision in December 2025, as modified by an ARRR in February 2026, approving the inclusion of capacity expansion projects and certain other related costs. The CPUC indicated other categories of distribution costs may be considered for recovery within the GMAC in a future regulatory process, expected in late 2026 or 2027.
Colorado Senate Bill 23-291 — In May 2023, Colorado Senate Bill 23-291 was signed into law. The legislation included a number of topics including for the CPUC to adopt rules to establish fuel cost mechanisms to align the financial incentives of a utility with the interests of the utility’s customers.
In December 2024, the CPUC adopted final rules applicable to PSCo’s natural gas utility that would assign to the Company four percent of the change in the price per MMbtu of natural gas compared to the three-year average, subject to rolling 12-month cap based on a percentage of rate base, currently estimated at $7 million. PSCo made a filing in June 2025 to implement the mechanism and filed an unopposed settlement agreement in November 2025. In December 2025, a CPUC ALJ approved the settlement agreement, and PSCo implemented the gas fuel cost mechanism in January 2026.
In December 2024, the CPUC also adopted rules for electric utilities but did not adopt a specific PIM framework. PSCo made a filing in November 2025 to the CPUC to implement an electric fuel cost mechanism based on a current market-based index rather than a historical index as required for PSCo’s natural gas utility, subject to a cap currently estimated at $3 million. PSCo expects to implement the electric fuel cost mechanism in the second quarter of 2026.
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

SPP RTO and SPP Integrated and Wholesale Markets	SPS is a transmission owning member of the SPP RTO and operates within the SPP RTO and SPP integrated and wholesale markets. SPS is authorized to make wholesale electric sales at market-based prices.
DOT	Pipeline safety compliance.
Recovery Mechanisms

Mechanism	Additional Information
Advanced Metering System Surcharge	Recovers costs incurred in deployment of the Advanced Metering System in Texas.
Consulting Fee Rider	Recovers consulting fees and carrying charges incurred by SPS on behalf of the PUCT.
Distribution Cost Recovery Factor	Recovers distribution costs not included in rates in Texas, including recovery of deferred Texas System Resiliency Plan costs.
Electric Vehicle Rider	Recovers costs of the Transportation Electrification Plan in New Mexico.
Energy Efficiency Cost Recovery Factor	Recovers costs for energy efficiency programs in Texas.
Energy Efficiency Rider	Recovers costs for energy efficiency programs in New Mexico.
Fixed Fuel and Purchased Recovery Factor
Provides for the over- or under-recovery of energy expenses in Texas. Regulations require refunding or surcharging over- or under- recovery amounts, including interest, when they exceed 4% of the utility’s annual fuel and purchased energy costs on a rolling 12-month basis if this condition is expected to continue.

Fuel and Purchased Power Cost Adjustment Clause	Adjusts monthly to recover actual fuel and purchased power costs in New Mexico.
Grid Modernization Rider	Recovers costs incurred in the implementation of Grid Modernization Components in New Mexico.
Generation Cost Recovery Rider	Recovers investments in a power generation facility outside of a base rate proceeding
Renewable Portfolio Standards	Recovers deferred costs for renewable energy programs in New Mexico.
Transmission Cost Recovery Factor	Recovers certain transmission infrastructure improvement costs and changes in wholesale transmission charges not included in Texas base rates.
Wholesale Fuel and Purchased Energy Cost Adjustment
SPS recovers fuel and purchased energy costs from its wholesale customers through a monthly wholesale fuel and purchased energy cost adjustment clause accepted by the FERC. Wholesale customers also pay the jurisdictional allocation of production costs.

Pending and Recently Concluded Regulatory Proceedings
2025 New Mexico Electric Rate Case — In November 2025, SPS filed an electric rate case with the NMPRC seeking a revenue increase of $175 million (16.7%). The request is based on a future test year period ending November 30, 2027, a ROE of 10.5%, an equity ratio of 56% and retail rate base of $3.9 billion.
The request reflects:
•Significant retail revenue growth.
•Continued capital investment primarily to support the clean energy transition and load growth.
•Planned roll-off of 100 MW of wholesale load in 2026.
SPS’ base rate request (millions of dollars):

Retail revenue growth	$(204)
Increase in allocation of assets and costs to New Mexico retail, including impact of wholesale load roll-off	148
Capital investment	133
O&M expenses	36
Depreciation rate changes and amortization	34
Increase in requested ROE	28
Total rate request	$175
The procedural schedule is as follows:
•Intervenor direct testimony: March 27, 2026
•Rebuttal testimony: April 17, 2026
•Public Evidentiary Hearing: May 26 - June 5, 2026
A NMPRC decision and implementation of final rates is anticipated in the second half of 2026.
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
SPS filed or expects to file Certificate of Convenience and Necessity filings for the specific assets with the PUCT and NMPRC in 2025 and 2026, with approvals expected in 2026 and 2027.
2025 Resource Acquisition – In October 2025, SPS issued a RFP to solicit 870 MW of accredited capacity (approximately 1,500 MW to 3,000 MW nameplate capacity) through 2032. Additional resources will be evaluated to meet the New Mexico Renewable Portfolio Standard compliance need. Bids were received in January 2026, and the portfolio is expected to be filed in the second half of 2026.
Excess Liability Insurance Deferral – In March 2025, SPS filed a request with the PUCT and in April 2025, SPS filed a request with the NMPRC for deferred accounting treatment for incremental excess liability insurance expense incurred as a result of the October 2024 policy renewal, estimated at approximately $30 million across the two jurisdictions. In October 2025, the NMPRC approved the request, resulting in a deferral of approximately $15 million of incremental excess liability insurance costs in 2025. In January 2026, SPS, PUCT Staff and other intervenors filed a black box settlement expected to result in annual deferrals of approximately $8 million in 2026 and 2027. A PUCT decision is expected in the first half of 2026.
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
In August 2025, the U.S. Treasury issued further guidance related to the beginning of construction for clean energy projects. In February 2026, the U.S. Treasury and IRS released initial guidance regarding foreign entities of concern. The notice includes interim safe harbor guidance for the purposes of assessing material assistance from a prohibited foreign entity for wind, solar and storage tax credits. Further guidance is expected to be released throughout 2026 related to such rules.
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
In October 2024, Xcel Energy renewed its excess liability coverage and now has $450 million of total coverage; including $450 million of wildfire coverage for the NSP System and $300 million of wildfire coverage for PSCo and SPS. The annual premium for this excess liability insurance is approximately $130 million. In October 2025, Xcel Energy renewed its excess liability coverage for the same level with an annual premium of approximately $135 million. Xcel Energy has received approval to defer incremental costs in Colorado, Wisconsin and New Mexico and is awaiting approval of a settlement agreement allowing deferral of certain costs in Texas.

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
As of Dec. 31, 2025 and 2024, Xcel Energy had regulatory assets of $3.5 billion and $3.4 billion, respectively and regulatory liabilities of $7.0 billion and $6.9 billion, respectively. Each subsidiary is subject to regulation that varies from jurisdiction to jurisdiction. If future recovery of costs in any such jurisdiction is no longer probable, Xcel Energy would be required to charge these assets to current net income or other comprehensive income.
At Dec. 31, 2025, in assessing the probability of recovery of recognized regulatory assets, unless otherwise disclosed, Xcel Energy noted no current or anticipated proposals or changes in the regulatory environment that it expects will materially impact the recovery of the assets.
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
At Dec. 31, 2025, Xcel Energy set the rate of return on assets used to measure pension costs at 7.13%, which remains unchanged from the rate set at Dec. 31, 2024. The rate of return used to measure postretirement health care costs is 6.25% at Dec. 31, 2025, which remains unchanged from the rate set in 2024. Xcel Energy’s pension investment strategy includes plan-specific investments that seek to align the investment allocations to optimize risk adjusted return and interest rate risk management based on factors that include the plan’s funded status. This strategy generally results in a greater percentage of interest rate sensitive securities being allocated to plans with higher funded status ratios and a greater percentage of growth assets being allocated to plans having lower funded status ratios.
Xcel Energy set the discount rates used to value the pension obligations and postretirement health care obligations at 5.78% and 5.66% at Dec. 31, 2025, respectively. This represents a 10 basis point and 22 basis point decrease, respectively, from 2024. Xcel Energy uses a bond matching study as its primary basis for determining the discount rate used to value pension and postretirement health care obligations. The bond matching study utilizes a portfolio of high grade (Aa or higher) bonds that matches the expected cash flows of Xcel Energy’s benefit plans in amount and duration.
The effective yield on this cash flow matched bond portfolio determines the discount rate for the individual plans. The bond matching study is validated for reasonableness against the Bank of America US Corporate 15+ Bond Index. In addition, Xcel Energy reviews general actuarial survey data to assess the reasonableness of the discount rate selected.
If Xcel Energy were to use alternative assumptions, a 1% change would result in the following impact on 2026 pension costs, net of the effects of regulation:

	Pension Costs
(Millions of Dollars)	+1%	-1%
Rate of return	$(12)	$22
Discount rate	(4)	—
Mortality rates are developed from actual and projected plan experience for pension plan and postretirement benefits. Xcel Energy’s actuary conducts an experience study periodically to determine an estimate of mortality. Xcel Energy considers standard mortality tables, improvement factors and the plans actual experience when selecting a best estimate.
As of Dec. 31, 2025, the initial medical trend cost claim assumptions for Pre-65 was 7.0% and Post-65 was 7.5%. The ultimate trend assumption remained at 4.5% for both Pre-65 and Post-65 claims costs. Xcel Energy bases its medical trend assumption on the long-term cost inflation expected in the health care market, considering the levels projected and recommended by industry experts, as well as recent actual medical cost experienced by Xcel Energy’s retiree medical plan.

Funding contributions in 2025 were $125 million and will be $75 million in 2026. In future years contributions will remain relatively consistent. Investment returns were more than the assumed levels in 2025 and 2023, but were less than the assumed levels in 2024.
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
As differences between actual and expected investment returns are incorporated into the market-related value, amounts are recognized in pension cost over the expected average remaining years of service for active employees (approximately 14 years in 2025).
Xcel Energy currently projects the pension costs recognized for financial reporting purposes will be $85 million in 2026, while the actual pension costs were $59 million in 2025 and $79 million in 2024.
Pension funding contributions across all four of Xcel Energy’s pension plans, both voluntary and required, for 2023 - 2026:
•$75 million in January 2026.
•$125 million in 2025.
•$100 million in 2024.
•$50 million in 2023.
Future amounts may change based on actual market performance, changes in interest rates and any changes in governmental regulations. Therefore, additional contributions could be required in the future. Xcel Energy contributed $13 million in 2025 and $11 million during 2024 and 2023, to the postretirement health care plans. Xcel Energy expects to contribute approximately $8 million during 2026.
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
•PSCo is required to create a regulatory liability to the extent expense is less than that included in rates. No adjustment was needed in 2025.
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
A significant portion of Xcel Energy’s AROs relates to the future decommissioning of NSP-Minnesota’s nuclear facilities. The nuclear decommissioning obligation is funded by the external decommissioning trust fund. Difference between regulatory funding (including depreciation expense less returns from the external trust fund) and expense recognized is deferred as a regulatory liability. The amounts recorded for AROs related to future nuclear decommissioning were $2.6 billion in 2025 and $2.5 billion in 2024.
NSP-Minnesota obtains periodic independent cost studies to estimate the cost and timing of planned nuclear decommissioning activities. Estimates of future cash flows are highly uncertain and may vary significantly from actual results. NSP-Minnesota is required to file a nuclear decommissioning filing every three years. The filing covers all expenses for the decommissioning of the nuclear plants, including decontamination and removal of radioactive material. In November 2024, the 2025-2027 Triennial Nuclear Plant Decommissioning Study was filed and was approved by the MPUC in May 2025.
The following assumptions have a significant effect on the estimated nuclear obligation:
Timing — Decommissioning cost estimates are impacted by each facility’s retirement date and timing of the actual decommissioning activities. Estimated retirement dates coincide with the retirement dates approved by the MPUC, which can be different than the expiration dates of each unit’s operating license with the NRC.
NSP-Minnesota’s current operating licenses allow continued use of its Monticello nuclear plant until 2050 and its Prairie Island nuclear plant until 2033 for Unit 1 and 2034 for Unit 2. NSP-Minnesota's authorized retirement dates are 2040 for Monticello, 2033 for Prairie Island Unit 1 and 2034 for Prairie Island Unit 2. During 2025, the Commission approved extended lives for Prairie Island Unit 1 and Unit 2 and Monticello (2053, 2054, and 2050, respectively) in the Upper Midwest Resource Plan. A request to update authorized retirement dates and related decommissioning estimates to incorporate the extended lives are pending with the Commission. These will be incorporated in decommissioning estimates once additional approvals have been received.
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

Escalation Rates — Escalation rates represent projected cost increases due to general inflation and increases in the cost of decommissioning activities. NSP-Minnesota used escalation rates of 3.30% and 4.50%, for non-labor and labor expenses respectively, in calculating the ARO for nuclear decommissioning of its nuclear facilities.
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
This may require adjustments to recorded results to better reflect updated information that becomes available. The accompanying financial statements reflect management’s best estimates and judgments of the impact of these factors as of Dec. 31, 2025.
See Note 12 to the consolidated financial statements for further information.
Loss Contingencies – Wildfires
The outcomes of legal proceedings and claims brought against Xcel Energy related to the Marshall Fire, Smokehouse Creek Fire Complex or any future wildfire are subject to uncertainty. An estimated loss from a loss contingency such as a legal proceeding or claim is accrued if it is probable of being incurred and the amount of the loss can be reasonably estimated. Each reporting period we evaluate, among other factors, the degree of probability of unfavorable outcomes and the ability to make reasonable estimates of potential losses. The process for evaluating any wildfire-related liabilities requires a series of complex judgments about past and future events. Factors such as the cause of a wildfire, the extent and magnitude of potential damages and the status of investigation, legal proceedings, mediations and settlements are considered. See Note 12 accompanying the consolidated financial statements for additional information.

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
Fair value of net commodity trading contracts as of Dec. 31, 2025:

	Futures / Forwards Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
NSP-Minnesota (a)	$(10)	$(15)	$(3)	$(1)	$(29)
NSP-Minnesota (b)	1	(2)	—	(4)	(5)
PSCo (a)	(1)	—	—	—	(1)
	$(10)	$(17)	$(3)	$(5)	$(35)

	Options Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
NSP-Minnesota (b)	$—	$10	$10	$—	$20
(a)Prices actively quoted or based on actively quoted prices.
(b)Prices based on models and other valuation methods.

Changes in the fair value of commodity trading contracts before the impacts of margin-sharing for the years ended Dec. 31:

(Millions of Dollars)	2025	2024
Fair value of commodity trading net contracts outstanding at Jan. 1	$(2)	$1
Contracts realized or settled during the period	(1)	—
Commodity trading contract additions and changes during the period	(12)	(3)
Fair value of commodity trading net contracts outstanding at Dec. 31	$(15)	$(2)
A 10% increase and 10% decrease in forward market prices for Xcel Energy’s commodity trading contracts would have likewise increased and decreased pretax income from continuing operations, by approximately $2 million at Dec. 31, 2025 and Dec. 31, 2024.
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
A 100 basis point change in the benchmark rate on Xcel Energy’s variable rate debt would impact pretax interest expense annually by approximately $17 million and $7 million in 2025 and 2024, respectively.
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
At Dec. 31, 2025, a 10% increase or decrease in commodity prices would have resulted in an increase or decrease in credit exposure of $27 million. At Dec. 31, 2024, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $26 million, while a decrease in prices of 10% would have resulted in an decrease in credit exposure of $25 million.
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

Liquidity and Capital Resources
Cash Flows
Operating Cash Flows

(Millions of Dollars)	Twelve Months Ended Dec. 31
Cash provided by operating activities — 2024	$4,641

Components of change — 2025 vs. 2024
Higher net income	82
Non-cash transactions	121
Changes in deferred taxes	189
Changes in working capital	(304)
Changes in net regulatory and other assets and liabilities	(646)
Cash provided by operating activities — 2025	$4,083
Net cash provided by operating activities decreased by $558 million for 2025 as compared to 2024. The decrease was largely due to the payment of the Marshall Wildfire settlement and timing of regulatory recovery, including deferred fuel costs.

Investing Cash Flows

(Millions of Dollars)	Twelve Months Ended Dec. 31
Cash used in investing activities — 2024	$(7,428)

Components of change — 2025 vs. 2024
Increased capital expenditures	(3,544)
Other investing activities	3
Cash used in investing activities — 2025	$(10,969)
Net cash used in investing activities increased by $3,541 million for 2025 as compared to 2024. The increase in capital expenditures was largely due to continued system expansion and increased investment in renewable and transmission projects.

Financing Cash Flows

(Millions of Dollars)	Twelve Months Ended Dec. 31
Cash provided by financing activities —2024	$2,837

Components of change — 2025 vs. 2024
Higher long-term debt issuances, net of repayments	1,059
Higher net short-term debt proceeds	945
Higher proceeds from issuance of common stock	2,232
Other financing activities	(92)
Cash provided by financing activities — 2025	$6,981
Net cash provided by financing activities increased by $4,144 million for 2025 as compared to 2024. The increase was largely related to additional debt and common stock issuances to fund capital investment.
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
Material Cash Requirements and Other Commitments

	Payments Due by Period (as of Dec. 31, 2025)
(Millions of Dollars)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Long-term debt, principal and interest payments	$57,743	$1,937	$4,766	$3,793	$47,247
Finance lease obligations	2,183	112	225	232	1,614
Operating leases obligations (a)	1,259	152	250	226	631
Unconditional purchase obligations (b)	4,264	1,264	1,097	520	1,383
Short-term debt	1,550	1,550	—	—	—
Other	587	574	13	—	—
Total contractual cash obligations	$67,586	$5,589	$6,351	$4,771	$50,875
(a)Included in operating lease obligations are $121 million, $170 million, $156 million and $185 million, for the less than 1 year, 1 - 3 years, 3 - 5 years and after 5 years categories, respectively, pertaining to PPAs that are accounted for as operating leases.
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
Capital Expenditures — Base capital expenditures for Xcel Energy for 2026 through 2030:

	Actual	Base Capital Forecast (Millions of Dollars)
By Regulated Utility	2025	2026	2027	2028	2029	2030	2026 - 2030 Total
NSP-Minnesota	$3,380	$3,740	$4,870	$4,210	$3,660	$3,650	$20,130
SPS	1,610	3,050	5,120	5,350	3,240	2,270	19,030
PSCo	5,440	5,980	3,940	2,960	1,760	2,960	17,600
NSP-Wisconsin	710	910	1,210	760	570	580	4,030
Other (a)	470	110	(10)	(630)	(210)	(50)	(790)
Total base capital expenditures	$11,610	$13,790	$15,130	$12,650	$9,020	$9,410	$60,000
(a)Other category includes intercompany transfers for equipment with long lead times.

	Actual	Base Capital Forecast (Millions of Dollars)
By Function	2025	2026	2027	2028	2029	2030	2026 - 2030 Total
Electric transmission	$2,250	$3,060	$2,930	$2,890	$3,190	$3,370	$15,440
Renewables	3,190	3,560	4,620	3,380	1,150	1,210	13,920
Electric distribution	2,690	2,920	3,250	2,930	1,680	2,930	13,710
Electric generation	1,250	2,220	2,420	2,500	1,810	590	9,540
Natural gas	740	860	830	700	650	680	3,720
Other	1,490	1,170	1,080	250	540	630	3,670
Total base capital expenditures	$11,610	$13,790	$15,130	$12,650	$9,020	$9,410	$60,000
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
Current estimated financing plans of Xcel Energy for 2026 through 2030 (includes the impact of tax credit transferability):

(Millions of Dollars)
Funding Capital Expenditures
Cash from operations (a)	$30,180
New debt (b)	22,820
Equity issuances (c)	7,000
Base capital expenditures 2026 - 2030	$60,000

Maturing debt	$3,580
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
Common Stock Dividends — Future dividend levels will be dependent on Xcel Energy’s results of operations, financial condition, cash flows, reinvestment opportunities and other factors, and will be evaluated by the Xcel Energy Inc. Board of Directors. In February 2026, Xcel Energy announced an increase in the annual dividend of 9 cents per share, which represents an increase of 4.0%.
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
Funded status and pension assumptions:

(Millions of Dollars)	Dec. 31, 2025	Dec. 31, 2024
Fair value of pension assets	$2,690	$2,504
Projected pension obligation (a)	2,820	2,752
Funded status	$(130)	$(248)
(a)Excludes non-qualified plan of $13 million at both Dec. 31, 2025 and 2024.

Pension Assumptions	2025	2024
Discount rate for year-end valuation	5.78%	5.88%
Expected long-term rate of return	7.13	7.13
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
Credit Facility Agreements — As of Feb. 23, 2026, Xcel Energy Inc. and its utility subsidiaries had the following committed credit facilities available to meet liquidity needs:

(Millions of Dollars)	Facility (a)	Drawn (b)	Available	Cash	Liquidity
Xcel Energy Inc.	$2,000	$790	$1,210	$21	$1,231
PSCo	1,200	308	892	9	901
NSP-Minnesota	800	329	471	3	474
SPS	600	213	387	11	398
NSP-Wisconsin	150	—	150	2	152
Total	$4,750	$1,640	$3,110	$46	$3,156
Term Loan (c)	1,500	750	750	—	750
(a)Credit facilities expire in December 2029.
(b)Includes outstanding commercial paper and letters of credit.
(c)Xcel Energy Inc.’s $1.5 billion term loan (entered into in January 2026) matures in January 2027.
Xcel Energy Inc., NSP-Minnesota, PSCo and SPS each have the right to request an extension of the revolving credit facility for two additional one-year periods. NSP-Wisconsin has the right to request an extension of the revolving credit facility for an additional year. All extension requests are subject to majority bank group approval.
Registration Statements — Xcel Energy Inc.’s Articles of Incorporation authorize the issuance of one billion shares of $2.50 par value common stock. As of Dec. 31, 2025 and 2024, Xcel Energy had approximately 624 million shares and 574 million shares of common stock outstanding, respectively.
Xcel Energy Inc. and its utility subsidiaries have registration statements on file with the SEC which are uncapped, permitting Xcel Energy Inc. and its utility subsidiaries to issue debt, equity and other securities. Debt issuance at our utility subsidiaries are subject to commission approval.
Planned Financing Activity — Xcel Energy’s 2026 financing plans reflect the following:

Issuer	Security	Amount (Millions of Dollars)
Xcel Energy Inc.	Senior Unsecured Notes	$1,000
PSCo	First Mortgage Bonds	2,400
NSP-Minnesota	First Mortgage Bonds	1,000
SPS	First Mortgage Bonds	1,000
NSP-Wisconsin	First Mortgage Bonds	250
In addition, Xcel Energy plans to issue incremental equity throughout 2026 through its ATM program or other offerings. Financing plans are subject to change, depending on capital expenditures, regulatory outcomes, internal cash generation, market conditions, changes in tax policies and other factors.
In January 2026, Xcel Energy Inc. entered into a $1.5 billion, 364-Day Delayed Draw Term Loan Agreement and borrowed $750 million under the term loan facility.
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
•Capital rider revenue is projected to increase $535 million to $545 million.
•O&M expenses are projected to increase ~3%.
•Depreciation expense is projected to increase approximately $350 million to $360 million.
•Property taxes are projected to increase $30 million to $40 million.
•Interest expense (net of AFUDC - debt) is projected to increase $300 million to $310 million, net of interest income.
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
•     Deliver long-term annual EPS growth of 6% to 8+% based off of $3.80 per share.
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
Xcel Energy Inc. management assessed the effectiveness of Xcel Energy Inc.’s internal control over financial reporting as of Dec. 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we believe that, as of Dec. 31, 2025, Xcel Energy Inc.’s internal control over financial reporting is effective at the reasonable assurance level based on those criteria.
Xcel Energy Inc.’s independent registered public accounting firm has issued an attestation report on Xcel Energy Inc.’s internal control over financial reporting. Its report appears herein.

/s/ ROBERT C. FRENZEL	/s/ BRIAN J. VAN ABEL
Robert C. Frenzel	Brian J. Van Abel
Chairman, President, Chief Executive Officer and Director	Executive Vice President, Chief Financial Officer
Feb. 25, 2026	Feb. 25, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Xcel Energy Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Xcel Energy Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, common stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
February 25, 2026

We have served as the Company’s auditor since 2002.

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share data)

	Year Ended Dec. 31
	2025	2024	2023
Operating revenues
Electric	$12,160	$11,147	$11,446
Natural gas	2,452	2,230	2,645
Other	57	64	115
Total operating revenues	14,669	13,441	14,206

Operating expenses
Electric fuel and purchased power	3,961	3,788	4,278
Cost of natural gas sold and transported	1,041	951	1,456
Cost of sales — other	11	14	49
Operating and maintenance expenses	2,732	2,540	2,444
Conservation and demand side management expenses	406	394	286
Depreciation and amortization	2,953	2,744	2,448
Taxes (other than income taxes)	686	624	657
Marshall Wildfire litigation	296	—	—
Loss on Comanche Unit 3 litigation	—	—	35
Workforce reduction expenses	—	—	72
Total operating expenses	12,086	11,055	11,725

Operating income	2,583	2,386	2,481

Other income, net	235	143	22
Earnings from equity method investments	17	19	35
Allowance for funds used during construction — equity	281	168	91

Interest charges and financing costs
Interest charges — includes other financing costs	1,468	1,255	1,055
Allowance for funds used during construction — debt	(125)	(73)	(51)
Total interest charges and financing costs	1,343	1,182	1,004

Income before income taxes	1,773	1,534	1,625
Income tax benefit	(245)	(402)	(146)
Net income	$2,018	$1,936	$1,771

Weighted average common shares outstanding:
Basic	587	563	552
Diluted	589	563	552

Earnings per average common share:
Basic	$3.44	$3.44	$3.21
Diluted	3.42	3.44	3.21

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions)

	Year Ended Dec. 31
	2025	2024	2023

Net income	$2,018	$1,936	$1,771
Other comprehensive income
Pension and retiree medical benefits:
Net pension and retiree medical losses arising during the period, net of tax	(1)	(3)	(4)
Reclassification of losses to net income, net of tax	2	5	2
Derivative instruments:
Net fair value increase (decrease), net of tax	2	22	(2)
Reclassification of losses to net income, net of tax	2	2	3

Total other comprehensive income (loss)	5	26	(1)
Total comprehensive income	$2,023	$1,962	$1,770
See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)

	Year Ended Dec. 31
	2025	2024	2023
Operating activities
Net income	$2,018	$1,936	$1,771
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,968	2,769	2,471
Nuclear fuel amortization	114	106	96
Deferred income taxes	414	225	(59)
Allowance for equity funds used during construction	(281)	(168)	(91)
Earnings from equity method investments	(17)	(19)	(35)
Dividends from equity method investments	32	34	35
Provision for bad debts	61	47	79
Share-based compensation expense	46	33	25
Changes in operating assets and liabilities:
Accounts receivable	(129)	19	(27)
Accrued unbilled revenues	(48)	21	252
Inventories	(300)	(140)	(98)
Other current assets	(122)	(139)	86
Accounts payable	(50)	37	(149)
Net regulatory assets and liabilities	(189)	436	911
Other current liabilities	(174)	(317)	200
Pension and other employee benefit obligations	(100)	(89)	17
Other, net	(160)	(150)	(157)
Net cash provided by operating activities	4,083	4,641	5,327

Investing activities
Capital/construction expenditures	(10,908)	(7,364)	(5,854)
Purchase of investment securities	(1,200)	(998)	(994)
Proceeds from the sale of investment securities	1,197	961	959
Other, net	(58)	(27)	(37)
Net cash used in investing activities	(10,969)	(7,428)	(5,926)

Financing activities
Proceeds (repayments) of short-term borrowings, net	855	(90)	(28)
Proceeds from issuances of long-term debt	5,763	3,647	2,630
Repayments of long-term debt	(1,713)	(656)	(1,151)
Proceeds from issuance of common stock	3,349	1,117	270
Dividends paid	(1,282)	(1,175)	(1,092)
Other, net	9	(6)	(12)
Net cash provided by financing activities	6,981	2,837	617

Net change in cash and cash equivalents	95	50	18
Cash, cash equivalents and restricted cash at beginning of period	179	129	111
Cash, cash equivalents and restricted cash at end of period	$274	$179	$129

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(1,262)	$(1,131)	$(945)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$1,170	$964	$553
Inventory transfers to property, plant and equipment	348	258	197
Operating and finance lease right-of-use assets	1,253	138	238
Allowance for equity funds used during construction	281	168	91
Issuance of common stock for reinvested dividends and/or equity awards	80	68	64
See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in millions, except share and per share)

	Dec. 31
	2025	2024
Assets
Current assets
Cash and cash equivalents	$274	$179
Accounts receivable, net	1,330	1,249
Accrued unbilled revenues	880	832
Inventories	761	666
Regulatory assets	529	561
Derivative instruments	165	114
Prepayments and other	1,075	724
Total current assets	5,014	4,325

Property, plant and equipment, net	65,639	57,198

Other assets
Nuclear decommissioning fund and other investments	4,389	3,896
Regulatory assets	2,998	2,849
Derivative instruments	54	72
Operating lease right-of-use assets	893	1,060
Finance lease right-of-use assets	1,348	111
Other	1,036	524
Total other assets	10,718	8,512
Total assets	$81,371	$70,035

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$501	$1,103
Short-term debt	1,550	695
Accounts payable	2,307	1,781
Regulatory liabilities	714	852
Taxes accrued	579	535
Accrued interest	337	280
Dividends payable	355	314
Derivative instruments	31	37
Operating lease liabilities	110	227
Other	605	635
Total current liabilities	7,089	6,459

Deferred credits and other liabilities
Deferred income taxes	6,004	5,319
Regulatory liabilities	6,277	6,010
Asset retirement obligations	3,888	3,713
Derivative instruments	67	77
Customer advances	129	146
Pension and employee benefit obligations	365	477
Operating lease liabilities	788	867
Finance lease liabilities	1,262	60
Other	61	69
Total deferred credits and other liabilities	18,841	16,738

Commitments and contingencies
Capitalization
Long-term debt	31,832	27,316
Common stock — 1,000,000,000 shares authorized of $2.50 par value; 623,600,715 and 574,365,598 shares outstanding at Dec. 31, 2025 and Dec. 31, 2024, respectively	1,559	1,436
Additional paid in capital	12,906	9,601
Retained earnings	9,207	8,553
Accumulated other comprehensive loss	(63)	(68)
Total common stockholders’ equity	23,609	19,522
Total liabilities and equity	$81,371	$70,035

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY
(amounts in millions, except per share data; shares in actual amounts)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholders’ Equity
	Shares	Par Value	Additional Paid In Capital

Balance at Dec. 31, 2022	549,578,018	$1,374	$8,155	$7,239	$(93)	$16,675

Net income				1,771		1,771
Other comprehensive loss					(1)	(1)
Dividends declared on common stock ($2.08 per share)				(1,148)		(1,148)
Issuances of common stock	5,363,685	13	295			308
Share-based compensation			15	(4)		11
Balance at Dec. 31, 2023	554,941,703	$1,387	$8,465	$7,858	$(94)	$17,616

Net Income				1,936		1,936
Other comprehensive income					26	26
Dividends declared on common stock ($2.19 per share)				(1,236)		(1,236)
Issuances of common stock	19,423,895	49	1,098			1,147
Share-based compensation			38	(5)		33
Balance at Dec. 31, 2024	574,365,598	$1,436	$9,601	$8,553	$(68)	$19,522

Net income				2,018		2,018
Other comprehensive income					5	5
Dividends declared on common stock ($2.28 per share)				(1,357)		(1,357)
Issuances of common stock	49,235,117	123	3,253			3,376
Share-based compensation			52	(7)		45
Balance at Dec. 31, 2025	623,600,715	$1,559	$12,906	$9,207	$(63)	$23,609

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
Xcel Energy’s regulated operations include the activities of NSP-Minnesota, NSP-Wisconsin, PSCo and SPS. These utility subsidiaries serve electric and natural gas customers in portions of Colorado, Michigan, Minnesota, New Mexico, North Dakota, South Dakota, Texas and Wisconsin. Also included in regulated operations are WGI, an interstate natural gas pipeline company, and WYCO, a joint venture with CIG to develop and lease natural gas pipeline and storage facilities.
Xcel Energy Inc.’s nonregulated subsidiaries include:

Nonregulated Subsidiary	Purpose
Eloigne	Invests in rental housing projects that qualify for low-income housing tax credits.
Capital Services	Procures equipment for Xcel Energy subsidiaries for construction of generation facilities and for other items with long lead times.
Xcel Energy Venture Holdings, Inc.	Invests in limited partnerships, including funds with portfolios of investments in energy technology companies.
Nicollet Project Holdings	Invests in nonregulated assets such as the Minnesota community solar gardens.
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
Xcel Energy’s consolidated financial statements include its wholly-owned subsidiaries and VIEs for which it is the primary beneficiary. All intercompany transactions and balances are eliminated unless a different treatment is appropriate for rate regulated transactions. The equity method of accounting is used for investments in energy technology funds and WYCO.
Investments in certain plants and transmission facilities are jointly owned with nonaffiliated utilities. A proportionate share of jointly owned facilities is recorded as property, plant and equipment on the consolidated balance sheets, and Xcel Energy’s share of depreciation and other operating costs associated with these facilities is included in the consolidated statements of income.
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
Xcel Energy has evaluated events occurring after Dec. 31, 2025 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.
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
Estimates and assumptions for recovery of deferred costs and refund of deferred credits are based on specific ratemaking decisions, precedent or other available information. Regulatory assets and liabilities are reversed or amortized consistent with the treatment in the rate setting process.
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
Tax credits are recorded when earned unless there is a requirement to defer the benefit and amortize over the book depreciable lives of related property, as determined by tax regulations and Xcel Energy tax elections. For tax credits eligible to be recognized when earned, Xcel Energy considers the impact of rate regulation to determine if these credits and related adjustments should be deferred as regulatory assets or liabilities.
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
Interest and penalties related to income taxes are reported within other income, net or interest charges in the consolidated statements of income.
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
Depreciation expense is recorded using the straight-line method over assets’ commission approved useful lives. Actuarial life studies are performed and submitted to the state and federal commissions for review. Upon acceptance by the various commissions, the resulting lives and net salvage rates are used to calculate depreciation. Plant removal costs are typically recognized at the amounts recovered in rates as authorized by the applicable regulator. Accumulated removal costs are reflected in the consolidated balance sheet as a regulatory liability. Depreciation expense, expressed as a percentage of average depreciable property, was approximately 3.9% for 2025, 3.8% for 2024 and 3.6% for 2023.
Nuclear Refueling Outage Costs — Xcel Energy uses a deferral and amortization method for nuclear refueling costs. This method amortizes costs over the period between refueling outages.
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
See Note 12 for further information.
Nuclear Decommissioning — Nuclear decommissioning studies that estimate NSP-Minnesota’s costs of decommissioning its nuclear power plants are normally performed at least every three years and submitted to the state commissions for approval. The latest decommissioning study was completed in 2024.
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

Leases — Xcel Energy evaluates contracts that may contain leases, including PPAs and arrangements for the use of office space and other facilities, as well as certain contracts for the use of land, vehicles and other equipment. A contract contains a lease if it conveys the exclusive right to control the use of a specific asset. A contract determined to contain a lease is evaluated further to determine whether the arrangement is an operating lease or a finance lease, including an assessment of whether the contract requires payments for substantially all of the value of the leased asset or whether the term of the contract is for substantially all of the expected remaining economic life of the leased asset, among other criteria for finance lease classification.
See Note 12 for further information.
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
Xcel Energy’s subsidiaries have various rate-adjustment mechanisms that provide for the recovery of natural gas, electric fuel and purchased energy costs. Cost-adjustment tariffs may increase or decrease the level of revenue collected from customers and are revised periodically for differences between the total amount collected under the clauses and the costs incurred.
When applicable, fuel cost over-recoveries (the excess of fuel revenue billed to customers over fuel costs incurred) are deferred as regulatory liabilities and under-recoveries (the excess of fuel costs incurred over fuel revenues billed to customers) are deferred as regulatory assets.
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
As of Dec. 31, 2025 and 2024, the allowance for bad debts was $89 million and $111 million, respectively.
Inventory — Inventory is recorded at the lower of average cost or net realizable value and consisted of the following:

(Millions of Dollars)	Dec. 31, 2025	Dec. 31, 2024
Inventories
Materials and supplies	$489	$406
Fuel	156	164
Natural gas	116	96
Total inventories	$761	$666
Equity Method Investments — The equity method of accounting is used for certain investments including WYCO and energy technology funds, which requires Xcel Energy’s recognition of its share of these investees’ results, based on Xcel Energy’s proportional ownership interest. For investments in energy technology funds, this includes Xcel Energy’s share of fund expenses and realized gains and losses, as well as unrealized gains and losses resulting from valuations of the funds’ investments.
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
Derivative Instruments — Xcel Energy uses derivative instruments in connection with its commodity trading activities, and to manage risk associated with changes in interest rates and utility commodity prices, including forward contracts, futures, swaps and options. Derivatives that have not been designated or do not qualify for the normal purchases and normal sales exception are recorded on the consolidated balance sheets at fair value as derivative instruments. Classification of changes in fair value for those derivative instruments is dependent on the designation of a qualifying hedging relationship.
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
Alternative Revenue — Certain rate rider mechanisms (including transmission and distribution cost recovery, decoupling/sales true up and CIP/DSM programs) qualify as alternative revenue programs. These mechanisms arise from instances in which the regulator authorizes a future surcharge in response to past activities or completed events. When certain criteria are met, including expected collection within 24 months, revenue is recognized, which may include incentives and return on rate base items.
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

2. Accounting Pronouncements
Recently Adopted
Income Taxes — In December 2023, the FASB issued ASU 2023-09 – Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, with new disclosure requirements including presentation of prescribed line items in the ETR reconciliation and disclosures regarding state and local tax payments. Xcel Energy retrospectively implemented this guidance in the year ended Dec. 31, 2025. The adoption impacts were not material.
See Note 7 for further information.
Recently Issued
Government Grants — In December 2025, the FASB issued ASU 2025-10 – Government Grants (Topic 832), which includes amended recognition, measurement and presentation requirements for asset and income-related grants. The ASU is effective for annual and interim reporting periods beginning after Dec. 15, 2028. Xcel Energy is currently evaluating the new guidance, but adoption impacts are expected to be immaterial.

Disaggregation of Income Statement Expenses — In November 2024, the FASB issued ASU 2024-03 – Disaggregation of Income Statement Expenses, which requires disclosure of additional detail for certain categories of income statement expenses. The ASU is effective for annual reporting periods beginning after Dec. 15, 2026 and interim reporting periods beginning after Dec. 15, 2027. Xcel Energy is currently evaluating the impact of the new disclosure guidance.

3. Property, Plant and Equipment
Major classes of property, plant and equipment

(Millions of Dollars)	Dec. 31, 2025	Dec. 31, 2024
Property, plant and equipment, net
Electric plant	$61,892	$56,791
Natural gas plant	10,517	9,834
Common and other property	3,790	3,515
Plant to be retired (a)	1,595	1,793
CWIP	8,085	4,720
Total property, plant and equipment	85,879	76,653
Less accumulated depreciation	(20,710)	(19,852)
Nuclear fuel	3,678	3,491
Less accumulated amortization	(3,208)	(3,094)
Property, plant and equipment, net	$65,639	$57,198
(a)Amounts include Sherco 1 and 3 and A.S. King for NSP-Minnesota; Comanche Unit 3, Craig Unit 2, Hayden Units 1 and 2 for PSCo; and Tolk Unit 1 and 2 for SPS. The Dec. 31, 2024 amounts also include coal generation assets at Pawnee (assets were retired in 2025 and the conversion to natural gas is complete). Additionally, 2024 amounts included both Comanche Unit 2 and Craig Unit 1, which had planned retirement dates in 2025. Amounts are presented net of accumulated depreciation.

Joint Ownership of Generation, Transmission and Gas Facilities
The utility subsidiaries’ jointly owned assets as of Dec. 31, 2025:

(Millions of Dollars, Except Percent Owned)	Plant in Service	Accumulated Depreciation	Percent Owned
NSP-Minnesota
Electric generation:
Sherco Unit 3	$638	$515	59%
Sherco common facilities	189	134	80
Sherco substation	5	4	59
Electric transmission:
Grand Meadow	11	4	50
Huntley Wilmarth	49	4	50
CapX2020	887	169	51
Total NSP-Minnesota (a)	$1,779	$830
(a)Projects additionally include $26 million in CWIP.

(Millions of Dollars, Except Percent Owned)	Plant in Service	Accumulated Depreciation	Percent Owned
NSP-Wisconsin
Electric transmission:
La Crosse, WI to Madison, WI	$179	$33	37%
CapX2020	169	46	80
Total NSP-Wisconsin (a)	$348	$79
(a)Projects additionally include $3 million in CWIP.

(Millions of Dollars, Except Percent Owned)	Plant in Service	Accumulated Depreciation	Percent Owned
PSCo
Electric generation:
Hayden Unit 1	$159	$126	76%
Hayden Unit 2	152	99	37
Hayden common facilities	45	36	53
Craig Units 1 and 2	82	60	10
Craig common facilities	40	28	7
Comanche Unit 3	971	233	67
Comanche common facilities	29	6	77
Electric transmission:
Transmission and other facilities	193	76	Various
Gas transmission:
Rifle, CO to Avon, CO	31	10	60
Gas transmission compressor	8	3	60
Total PSCo (a)	$1,710	$677
(a)Projects additionally include $16 million in CWIP.
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
Components of regulatory assets:

(Millions of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2025		Dec. 31, 2024 (a)
Regulatory Assets			Current	Noncurrent	Current	Noncurrent
Pension and retiree medical obligations	11	Various	$39	$1,121	$39	$1,167
Recoverable deferred taxes on AFUDC		Plant lives	—	434	—	368
Net AROs	1, 12	Various	—	422	—	387
Depreciation differences		Various	22	320	17	250
Excess deferred taxes — TCJA	7	Various	11	162	10	184
Grid modernization costs		Various	2	67	3	30
Excess liability insurance costs		Various	5	64	—	6
Environmental remediation costs	1, 12	Various	9	34	13	39
Prairie Island extended power uprate		Nine years	4	30	4	34
Conservation programs (b)	1	One to two years	18	28	20	30
Nuclear refueling outage costs	1	One to two years	58	20	51	20
Benson biomass PPA termination and asset purchase		Three years	10	16	10	26
Deferred natural gas, electric, steam energy/fuel costs		One to two years	88	15	99	25
Renewable resources and environmental initiatives		One to two years	40	4	34	4
Sales true-up and MN MISO capacity revenue		Various	75	2	123	68
Gas pipeline inspection and remediation costs		Less than one year	31	—	47	9
Other		Various	117	259	91	202
Total regulatory assets			$529	$2,998	$561	$2,849
(a)Prior period amounts have been reclassified to conform with current year presentation.
(b)Includes costs for conservation programs, as well as incentives allowed in certain jurisdictions.

Components of regulatory liabilities:

(Millions of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2025		Dec. 31, 2024
Regulatory Liabilities			Current	Noncurrent	Current	Noncurrent
Deferred income tax adjustments and TCJA refunds (a)	7	Various	$7	$2,758	$7	$2,888
Plant removal costs	1, 12	Various	—	2,336	—	2,208
Net AROs (b)		Various	—	354	—	161
Renewable resources and environmental initiatives		Various	16	319	16	232
Effects of regulation on employee benefit costs (c)	11	Various	—	261	—	259
ITC deferrals	1	Various	—	64	—	70
IRA deferral		One to two years	19	19	3	37
Deferred natural gas, electric, steam energy/fuel costs		One to two years	296	13	480	12
Contract valuation adjustments (d)	1, 10	Less than one year	144	—	89	—
Conservation programs (e)	1	Less than one year	39	—	52	—
Other		Various	193	153	205	143
Total regulatory liabilities			$714	$6,277	$852	$6,010
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
Xcel Energy’s regulatory assets not earning a return include past expenditures of $799 million and $892 million at Dec. 31, 2025 and 2024 respectively, which predominately relate to certain prepaid pension amounts, purchased natural gas and electric energy costs, deferred excess liability insurance costs, sales true-up and revenue decoupling and other renewable resources/environmental initiatives. Additionally, the unfunded portion of pension and retiree medical obligations and net AROs (i.e., deferrals for which cash has not been disbursed) do not earn a return.

5. Borrowings and Other Financing Instruments
Short-Term Borrowings
Short-Term Debt — Xcel Energy meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facilities and term loan agreements.
Commercial paper and other borrowings outstanding:

(Millions of Dollars, Except Interest Rates)	Three Months Ended Dec. 31, 2025	Year Ended Dec. 31
		2025	2024	2023
Borrowing limit	$4,750	$4,750	$3,550	$3,550
Amount outstanding at period end	1,550	1,550	695	785
Average amount outstanding	1,622	1,026	508	491
Maximum amount outstanding	2,965	2,965	1,314	1,241
Weighted average interest rate, computed on a daily basis	4.14%	4.41%	5.47%	5.12%
Weighted average interest rate at period end	3.95	3.95	4.64	5.52
Bilateral Credit Agreement — In April 2025, NSP-Minnesota’s uncommitted bilateral credit agreement was renewed for an additional one-year term. The credit agreement is limited in use to support letters of credit.
As of Dec. 31, 2025, NSP-Minnesota had $69 million outstanding letters of credit under the $75 million Bilateral Credit Agreement.
Letters of Credit — Xcel Energy uses letters of credit, typically with terms of one year, to provide financial guarantees for certain operating obligations. As of Dec. 31, 2025 and 2024, there were $92 million and $42 million of letters of credit outstanding under the credit facilities, respectively. Amounts approximate their fair value.
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
In May 2025, Xcel Energy Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS each entered into an amended five-year credit agreement with a syndicate of banks. The aggregate borrowing limit is $4.75 billion. The amended credit agreements mature in December 2029.

Features of the credit facilities:

	Debt-to-Total Capitalization Ratio (a)		Amount Facility May Be Increased (millions of dollars) (b)	Additional Periods for Which a One-Year Extension May Be Requested (c)
	2025	2024
Xcel Energy Inc. (d)	59.80%	59.80%	$450	2
NSP-Minnesota	50.00	47.00	170	2
NSP-Wisconsin	47.00	47.10	N/A	1
SPS	47.20	46.60	60	2
PSCo	44.90	45.20	170	2
(a)Each credit facility has a financial covenant requiring that the debt-to-total capitalization ratio be less than or equal to 65% (70% for Xcel Energy Inc.).
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
If Xcel Energy Inc. or its utility subsidiaries do not comply with the covenant, an event of default may be declared, and if not remedied, any outstanding amounts due under the facility can be declared due by the lender. As of Dec. 31, 2025, Xcel Energy Inc. and its subsidiaries were in compliance with the financial covenant.
Xcel Energy Inc. and its utility subsidiaries had the following committed credit facilities available as of Dec. 31, 2025:

(Millions of Dollars)	Credit Facility (a)	Drawn (b)	Available
Xcel Energy Inc.	$2,000	$850	$1,150
PSCo	1,200	308	892
NSP-Minnesota	800	264	536
SPS	600	220	380
NSP-Wisconsin	150	—	150
Total	$4,750	$1,642	$3,108
(a)These credit facilities mature in December 2029.
(b)Includes outstanding commercial paper and letters of credit.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facilities. Xcel Energy Inc. and its utility subsidiaries had no direct advances on facilities outstanding as of Dec. 31, 2025 and 2024.
Term Loan Agreement — In January 2026, Xcel Energy Inc. entered into a $1.5 billion, 364-Day Delayed Draw Term Loan Agreement and borrowed $750 million under the term loan facility. The loan is unsecured and matures Jan. 30, 2027. The term loan includes one financial covenant, requiring Xcel Energy’s consolidated funded debt to total capitalization ratio to be less than or equal to 70 percent. Interest is at a rate equal to the Term SOFR rate, plus 85.0 basis points, or an alternate base rate.
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

Long-term debt obligations for Xcel Energy Inc. and its utility subsidiaries as of Dec. 31 (in millions of dollars, except interest rates):

Xcel Energy Inc.
Financing Instrument	Interest Rate	Maturity Date	2025	2024
Unsecured senior notes	3.30%	June 1, 2025	$—	$250
Unsecured senior notes	3.30	June 1, 2025	—	350
Unsecured senior notes	3.35	Dec. 1, 2026	500	500
Unsecured senior notes	1.75	March 15, 2027	500	500
Unsecured senior notes	4.00	June 15, 2028	130	130
Unsecured senior notes (a)	4.75	March 21, 2028	350	—
Unsecured senior notes	4.00	June 15, 2028	500	500
Unsecured senior notes	2.60	Dec. 1, 2029	500	500
Unsecured senior notes	3.40	June 1, 2030	600	600
Unsecured senior notes	2.35	Nov. 15, 2031	300	300
Unsecured senior notes	4.60	June 1, 2032	700	700
Unsecured senior notes	5.45	Aug. 15, 2033	800	800
Unsecured senior notes (b)	5.50	March 15, 2034	800	800
Unsecured senior notes (a)	5.60	April 15, 2035	750	—
Unsecured senior notes	6.50	July 1, 2036	300	300
Unsecured senior notes	4.80	Sept. 15, 2041	250	250
Unsecured senior notes	3.50	Dec. 1, 2049	500	500
Junior subordinated notes (a) (c)	6.25	Oct. 15, 2085	900	—
Unamortized discount			(10)	(9)
Unamortized debt issuance cost			(38)	(34)
Current maturities			(500)	(600)
Total long-term debt			$7,832	$6,337
(a)2025 financing.
(b)2024 financing.
(c)The notes may be redeemed at par value on or after Oct. 15, 2030.

NSP-Minnesota
Financing Instrument	Interest Rate	Maturity Date	2025	2024
First mortgage bonds	7.125%	July 1, 2025	$—	$250
First mortgage bonds	6.50	March 1, 2028	150	150
First mortgage bonds	2.25	April 1, 2031	425	425
First mortgage bonds (a)	5.05	May 15, 2035	600	—
First mortgage bonds	5.25	July 15, 2035	250	250
First mortgage bonds	6.25	June 1, 2036	400	400
First mortgage bonds	6.20	July 1, 2037	350	350
First mortgage bonds	5.35	Nov. 1, 2039	300	300
First mortgage bonds	4.85	Aug. 15, 2040	250	250
First mortgage bonds	3.40	Aug. 15, 2042	500	500
First mortgage bonds	4.125	May 15, 2044	300	300
First mortgage bonds	4.00	Aug. 15, 2045	300	300
First mortgage bonds	3.60	May 15, 2046	350	350
First mortgage bonds	3.60	Sept. 15, 2047	600	600
First mortgage bonds	2.90	March 1, 2050	600	600
First mortgage bonds	2.60	June 1, 2051	700	700
First mortgage bonds	3.20	April 1, 2052	425	425
First mortgage bonds	4.50	June 1, 2052	500	500
First mortgage bonds	5.10	May 15, 2053	800	800
First mortgage bonds (b)	5.40	March 15, 2054	700	700
First mortgage bonds (a)	5.65	May 15, 2055	500	—
Other long-term debt			1	2
Long-term debt — related parties principal amount outstanding	2.60 - 4.125	2044 - 2052	(953)	(166)
Unamortized discount			(50)	(49)
Unamortized debt issuance cost			(90)	(80)
Current maturities			—	(250)
Total long-term debt			$7,908	$7,607
(a)2025 financing.
(b)2024 financing.

NSP-Wisconsin
Financing Instrument	Interest Rate	Maturity Date	2025	2024
First mortgage bonds	6.375%	Sept. 1, 2038	$200	$200
First mortgage bonds	3.70	Oct. 1, 2042	100	100
First mortgage bonds	3.75	Dec. 1, 2047	100	100
First mortgage bonds	4.20	Sept. 1, 2048	200	200
First mortgage bonds	3.05	May 1, 2051	100	100
First mortgage bonds	2.82	May 1, 2051	100	100
First mortgage bonds	4.86	Sept. 15, 2052	100	100
First mortgage bonds	5.30	June 15, 2053	125	125
First mortgage bonds (a)	5.65	June 15, 2054	400	400
First mortgage bonds (b)	5.65	June 15, 2054	250	—
Unamortized discount			(10)	(4)
Unamortized debt issuance cost			(18)	(15)
Total long-term debt			$1,647	$1,406
(a)2024 financing.
(b)2025 financing.

PSCo
Financing Instrument	Interest Rate	Maturity Date	2025	2024
First mortgage bonds	2.90%	May 15, 2025	$—	$250
First mortgage bonds	3.70	June 15, 2028	350	350
First mortgage bonds	1.90	Jan. 15, 2031	375	375
First mortgage bonds	1.875	June 15, 2031	750	750
First mortgage bonds	4.10	June 1, 2032	300	300
First mortgage bonds (a)	5.35	May 15, 2034	400	—
First mortgage bonds (b)	5.35	May 15, 2034	450	450
First mortgage bonds (a)	5.15	Sep 15, 2035	800	—
First mortgage bonds	6.25	Sept. 1, 2037	350	350
First mortgage bonds	6.50	Aug. 1, 2038	300	300
First mortgage bonds	4.75	Aug. 15, 2041	250	250
First mortgage bonds	3.60	Sept. 15, 2042	500	500
First mortgage bonds	3.95	March 15, 2043	250	250
First mortgage bonds	4.30	March 15, 2044	300	300
First mortgage bonds	3.55	June 15, 2046	250	250
First mortgage bonds	3.80	June 15, 2047	400	400
First mortgage bonds	4.10	June 15, 2048	350	350
First mortgage bonds	4.05	Sept. 15, 2049	400	400
First mortgage bonds	3.20	March 1, 2050	550	550
First mortgage bonds	2.70	Jan. 15, 2051	375	375
First mortgage bonds	4.50	June 1, 2052	400	400
First mortgage bonds	5.25	April 1, 2053	850	850
First mortgage bonds (b)	5.75	May 15, 2054	750	750
First mortgage bonds (a)	5.85	May 15, 2055	800	—
Unamortized discount			(42)	(42)
Unamortized debt issuance cost			(82)	(67)
Current maturities			—	(250)
Total long-term debt			$10,376	$8,391
(a)2025 financing.
(b)2024 financing.

SPS
Financing Instrument	Interest Rate	Maturity Date	2025	2024
Unsecured senior notes	6.00%	Oct. 1, 2033	$100	$100
First mortgage bonds (a)	5.30	May 15, 2035	500	—
Unsecured senior notes	6.00	Oct. 1, 2036	250	250
First mortgage bonds	4.50	Aug. 15, 2041	200	200
First mortgage bonds	4.50	Aug. 15, 2041	100	100
First mortgage bonds	4.50	Aug. 15, 2041	100	100
First mortgage bonds	3.40	Aug. 15, 2046	300	300
First mortgage bonds	3.70	Aug. 15, 2047	450	450
First mortgage bonds	4.40	Nov. 15, 2048	300	300
First mortgage bonds	3.75	June 15, 2049	300	300
First mortgage bonds	3.15	May 1, 2050	350	350
First mortgage bonds	3.15	May 1, 2050	250	250
First mortgage bonds	5.15	June 1, 2052	200	200
First mortgage bonds	6.00	Sept. 15, 2053	100	100
First mortgage bonds (b)	6.00	June 1, 2054	600	600
Unamortized discount			(14)	(14)
Unamortized debt issuance cost			(40)	(35)
Total long-term debt			$4,046	$3,551
(a)2025 financing.
(b)2024 financing.

Other Subsidiaries
Financing Instrument	Interest Rate	Maturity Date	2025	2024
Various Eloigne affordable housing project notes	0.00% - 8.50%	2026 - 2055	$24	$27
Current maturities			(1)	(3)
Total long-term debt			$23	$24
Maturities of long-term debt:

(Millions of Dollars)
2026	$501
2027	501
2028	1,483
2029	503
2030	600
Xcel Energy Inc.’s Purchase of NSP-Minnesota’s First Mortgage Bonds — During 2024, Xcel Energy Inc. purchased $166 million in aggregate principal amounts of NSP-Minnesota’s 2.60% First Mortgage Bonds Series due June 1, 2051 for $105 million.
During 2025, Xcel Energy Inc. purchased $787 million in aggregate principal amounts of NSP-Minnesota’s 4.125% First Mortgage Bonds Series due May 15, 2044, 4.00% First Mortgage Bonds Series due August 15, 2045, 3.60% First Mortgage Bonds Series due May 15, 2046, 2.90% First Mortgage Bonds Series due March 1, 2050, 2.60% First Mortgage Bonds Series due June 1, 2051, and 3.20% First Mortgage Bonds Series due April 1, 2052, for $607 million.
On a consolidated basis, Xcel Energy Inc.’s repurchases of NSP-Minnesota first mortgage bonds were accounted for as debt extinguishments and resulted in pre-tax gains of approximately $162 million and $56 million in the years ended Dec. 31, 2025 and 2024, respectively, net of unamortized discount and debt issuance costs. Interest expense related to the repurchased bonds was $6 million and immaterial for the years ended Dec. 31, 2025 and 2024, respectively.
Deferred Financing Costs — Deferred financing costs of approximately $270 million and $235 million, net of amortization, are presented as a deduction from the carrying amount of long-term debt as of Dec. 31, 2025 and 2024, respectively.
ATM Equity Offering — In October 2023, Xcel Energy Inc. filed a prospectus supplement under which it may sell up to $2.5 billion of its common stock through an ATM program. In 2023, 3.1 million shares of common stock were issued ($188 million in net proceeds and $2 million in transaction fees paid). In 2024, 18.3 million shares of common stock were issued ($1.10 billion in net proceeds and $9 million in transaction fees paid). In 2025, 16.4 million shares ($1.16 billion in net proceeds and $9 million in transaction fees paid) were issued under the ATM program. As of August 1, 2025, no further transactions will occur under this ATM program.

In August 2025, Xcel Energy Inc. filed a prospectus supplement under which it may sell up to $4 billion of its common stock through an ATM program. As of Dec. 31, 2025, Xcel Energy Inc. has issued 1.9 million shares of common stock ($142 million in net proceeds and $1 million in transaction fees paid) to or through its sales agents under the 2025 ATM program. In addition to these immediate issuances and sales of shares of common stock, Xcel Energy Inc. also may use the 2025 ATM program to enter into forward sale agreements under separate forward sale agreements between Xcel Energy Inc. and a banking counterparty. See below for information regarding shares issued or expected to be issued under forward sale agreements entered through Dec. 31, 2025.
Equity through DRIP and Benefits Program — Xcel Energy issued $67 million of equity in both 2025 and 2024 through the DRIP and benefits programs. The program allows shareholders to reinvest their dividends directly in Xcel Energy Inc. common stock.
Forward Equity Agreements — Xcel Energy Inc. has entered into multiple forward sale agreements in 2025 and 2024 in connection with completed public offerings of Xcel Energy common stock.
During the year ended Dec. 31, 2025, Xcel Energy Inc. physically settled its obligations under the following forward sale agreements (in millions of dollars, except per share data):

Agreements Entered	Common Shares (in millions)	Forward Sale Price per Share	Cash Proceeds at Settlement
Forward sale agreements settled in December 2025:
2024 forward equity agreements	21.1	$64.70 - 64.76	$1,364
2025 forward equity agreements	8.9	71.91 - 80.97	684
	30.0		$2,048
The following forward sale agreements remain outstanding as of Dec. 31, 2025:

Agreements Entered	Common Shares (in millions)	Final Maturity	Minimum Expected Proceeds (millions of dollars)
2025 forward equity agreements (a)	12.2	Feb. 2026 to Dec. 2028 (b)	935	(c)
2025 collared forward equity agreements (a)	15.1	Dec. 2026	1,084	(d)
(a)Entered under the 2025 ATM prospectus supplement.
(b)Xcel Energy may settle the agreements at any time until final maturity.
(c)Actual cash proceeds will be impacted by the timing of settlement. Forward prices are based on the public offering price (net of underwriting fees), increased for the overnight bank funding rate, less a spread and less expected dividends on Xcel Energy’s common stock during the period the agreements are outstanding.
(d)Pricing for the physical delivery of common shares will be based on an average market price for Xcel Energy’s common stock during a period preceding settlement in December 2026, subject to a cap price and floor price derived from the September 2025 and December 2025 public offerings.
If settled in physical shares, stockholders’ equity equal to cash proceeds will be recorded at settlement.
The 2025 collared forward equity agreements cannot be settled until December 2026, and net cash settlement and net share settlement are generally unavailable. The 2025 forward equity agreements could have been settled at Dec. 31, 2025 with physical delivery of common shares to the banking counterparties in exchange for cash; if Xcel Energy unilaterally elected net cash or net share settlement, these agreements also could have been settled with delivery of cash or shares of common stock to the banking counterparties, as follows:

Pro-Forma/Hypothetical Transactions
Agreements Entered	Net Settlement:		Physical Share Delivery Proceeds (millions of dollars)
	Common Shares (in millions)	Net Cash (millions of dollars)
2025 forward equity agreements	0.1	$7	$934
Capital Stock — Preferred stock authorized/outstanding:

	Preferred Stock Authorized (Shares)	Par Value of Preferred Stock	Preferred Stock Outstanding (Shares) 2025 and 2024
Xcel Energy Inc.	7,000,000	$100	—
PSCo	10,000,000	0.01	—
SPS	10,000,000	1.00	—
Xcel Energy Inc. had the following common stock authorized/outstanding:

Common Stock Authorized (Shares)	Par Value of Common Stock	Common Stock Outstanding (Shares) as of Dec. 31, 2025	Common Stock Outstanding (Shares) as of Dec. 31, 2024
1,000,000,000	$2.50	623,600,715	574,365,598
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
Requirements and actuals as of Dec. 31, 2025:

	Equity to Total Capitalization Ratio Required Range		Equity to Total Capitalization Ratio Actual
	Low	High	2025
NSP-Minnesota	47.25%	57.75%	53.16%
NSP-Wisconsin (a)	52.50	N/A	52.66
SPS (b)	45.00	55.00	54.47
(a)    Cannot pay annual dividends in excess of forecasted levels if its average equity-to-total capitalization ratio falls below the commission authorized level.
(b)    Excludes short-term debt.

(Amounts in Millions)	Unrestricted Retained Earnings	Total Capitalization	Limit on Total Capitalization
NSP-Minnesota	$2,185	$19,547	$22,607
NSP-Wisconsin	12	3,318	N/A
SPS (a)	622	8,888	N/A
(a)May not pay a dividend that would cause a loss of its investment grade bond rating.

Issuance of securities by Xcel Energy Inc. is not generally subject to regulatory approval. However, utility financings and intra-system financings are subject to the jurisdiction of state regulatory commissions and/or the FERC. Xcel Energy may seek additional authorization as necessary.
Amounts authorized to issue as of Dec. 31, 2025:

(Millions of Dollars)	Long-Term Debt	Short-Term Debt
NSP-Minnesota (a)	52.8% of total capitalization	$3,391
NSP-Wisconsin	$500	150
PSCo	3,500	1,200
SPS	100	700
(a)NSP-Minnesota has authorization to issue long-term securities provided the equity-to-total capitalization remains within the required range, and to issue short-term debt provided it does not exceed 15% of total capitalization.

6. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. Xcel Energy’s operating revenues consisted of the following:

	Year Ended Dec. 31, 2025
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$3,904	$1,411	$3	$5,318
C&I	5,948	742	30	6,720
Other	149	—	10	159
Total retail	10,001	2,153	43	12,197
Wholesale	715	—	—	715
Transmission	705	—	—	705
Other	69	174	—	243
Total revenue from contracts with customers	11,490	2,327	43	13,860
Alternative revenue and other	670	125	14	809
Total revenues	$12,160	$2,452	$57	$14,669

	Year Ended Dec. 31, 2024
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$3,552	$1,299	$11	$4,862
C&I	5,420	646	30	6,096
Other	142	—	9	151
Total retail	9,114	1,945	50	11,109
Wholesale	645	—	—	645
Transmission	648	—	—	648
Other	64	175	—	239
Total revenue from contracts with customers	10,471	2,120	50	12,641
Alternative revenue and other	676	110	14	800
Total revenues	$11,147	$2,230	$64	$13,441

	Year Ended Dec. 31, 2023
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$3,560	$1,560	$59	$5,179
C&I	5,703	833	30	6,566
Other	150	—	13	163
Total retail	9,413	2,393	102	11,908
Wholesale	815	—	—	815
Transmission	649	—	—	649
Other	63	156	—	219
Total revenue from contracts with customers	10,940	2,549	102	13,591
Alternative revenue and other	506	96	13	615
Total revenues	$11,446	$2,645	$115	$14,206

7. Income Taxes
Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense.
Effective income tax reconciliation for years ended Dec. 31:

(Millions of Dollars)	2025	2024	2023
Income before income taxes (domestic)	$1,773	$1,534	$1,625

Federal statutory rate impact	372	322	341
(Decreases) increases in tax from:
Tax credits
PTCs (a)	(569)	(663)	(455)
Other	(14)	(16)	(17)
Regulatory adjustments (b)
Plant related excess deferred taxes	(87)	(87)	(83)
AFUDC equity	(58)	(34)	(19)
Other	29	14	17
State income taxes, net of federal tax effect (c)	78	58	73
Other	4	4	(3)
Income tax benefit	$(245)	$(402)	$(146)

	2025	2024	2023
Federal statutory rate	21.0%	21.0%	21.0%
(Decreases) increases in tax from:
Tax credits
PTCs (a)	(32.3)	(43.2)	(28.1)
Other	(0.8)	(1.1)	(1.1)
Regulatory adjustments (b)
Plant related excess deferred taxes	(4.9)	(5.6)	(5.1)
AFUDC equity	(3.2)	(2.2)	(1.2)
Other	1.6	0.9	1.0
State income taxes, net of federal tax effect (c)	4.4	3.8	4.5
Other	0.4	0.2	—
Effective income tax rate	(13.8)%	(26.2)%	(9.0)%
(a)Wind, Solar and Nuclear PTCs (net of transfer discounts) are generally credited to customers (reduction to revenue) and do not materially impact earnings.
(b)Regulatory adjustments primarily relate to the credit of plant related excess deferred taxes to customers for tax rate increases as well as the capitalization of AFUDC equity for book purposes only. Income tax benefits associated with the credit of excess deferred taxes are offset by corresponding revenue reductions.
(c)State and local income taxes are primarily made up of the following jurisdictions: Minnesota, Colorado

Components of income tax expense for years ended Dec. 31:

(Millions of Dollars)	2025	2024	2023
Current federal tax (benefit) expense	$(6)	$36	$113
Current state tax expense	2	28	16
Current change in unrecognized tax expense (benefit)	1	2	(21)
Deferred federal tax benefit	(333)	(510)	(331)
Deferred state tax expense	96	46	75
Deferred change in unrecognized tax (benefit) expense	(1)	—	7
Deferred ITCs	(4)	(4)	(5)
Total income tax benefit	$(245)	$(402)	$(146)
Components of deferred income tax expense as of Dec. 31:

(Millions of Dollars)	2025	2024	2023
Deferred tax expense excluding items below	$685	$434	$129
Adjustments to deferred income taxes for tax credit cash transfers	(652)	(689)	(190)
Amortization and adjustments to deferred income taxes on income tax regulatory assets and liabilities	(269)	(201)	(188)
Tax expense allocated to other comprehensive income and other	(2)	(8)	—
Deferred tax benefit	$(238)	$(464)	$(249)
Components of net deferred tax liability as of Dec. 31:

(Millions of Dollars)	2025	2024(a)
Deferred tax liabilities:
Differences between book and tax bases of property	$7,587	$7,008
Regulatory assets	500	559
Operating lease assets	232	282
Pension expense	171	155
Other	98	93
Total deferred tax liabilities	$8,588	$8,097

Deferred tax assets:
Tax credit carryforward	$1,546	$1,589
Regulatory liabilities	663	744
Operating lease liabilities	231	282
Other employee benefits	116	102
Deferred ITCs	10	11
NOL carryforward	1	1
NOL and tax credit valuation allowances	(74)	(73)
Other	91	122
Total deferred tax assets	2,584	2,778
Net deferred tax liability	$6,004	$5,319
(a)Prior periods have been reclassified to conform to current year presentation.
Cash received (paid) for income taxes for the years ended Dec. 31:

(Millions of Dollars)	2025	2024	2023
Cash received for income taxes: federal, net (a)	$671	$633	$104
Cash paid for income taxes: state	(30)	(45)	(12)
Total	$641	$588	$92
(a)Includes proceeds from tax credit transfers.
Other Income Tax Matters — NOL amounts represent the tax loss that is carried forward and tax credits represent the deferred tax asset. NOL and tax credit carryforwards as of Dec. 31:

(Millions of Dollars)	2025	2024
Federal tax credit carryforwards	$1,474	$1,519
Valuation allowances for federal credit carryforwards	(10)	(14)
State NOL carryforwards	8	9
Valuation allowances for state NOL carryforwards	(5)	(2)
State tax credit carryforwards, net of federal detriment (a)	71	70
Valuation allowances for state credit carryforwards, net of federal benefit (b)	(64)	(58)
(a)State tax credit carryforwards are net of federal detriment of $19 million as of Dec. 31, 2025 and 2024.
(b)Valuation allowances for state tax credit carryforwards were net of federal benefit of $17 million and $16 million as of Dec. 31, 2025 and 2024, respectively.
Federal carryforward periods expire between 2038 and 2045. State carryforward periods, not including those with indefinite carryforward periods, expire between 2026 and 2038.
Unrecognized Tax Benefits
Federal Audit — In 2023 the IRS issued its Revenue Agent’s Report related to the federal tax loss carryback claim. The Company materially agreed with the report and re-recognized the related benefit in 2023.
Statute of limitations applicable to Xcel Energy’s consolidated federal income tax returns expire as follows:

Tax Year	Expiration
2022	September 2026
Additionally, the statute of limitations related to federal tax credit carryforwards will remain open until those credits are utilized in subsequent returns.
State Audits — Xcel Energy files consolidated state tax returns based on income in its major operating jurisdictions and various other state income-based tax returns.
As of Dec. 31, 2025, Xcel Energy’s earliest open tax years (subject to examination by state taxing authorities in its major operating jurisdictions) were as follows:

State	Tax Year(s)	Expiration
Colorado	2014 - 2016	March 2026
Colorado	2021	October 2026
Minnesota	2021	June 2026
Texas	2020	June 2028
Texas	2021	June 2029
Texas	2022	August 2027
Texas	2023	November 2028
Wisconsin	2021	October 2026
•In 2025, Minnesota began an audit of tax years 2021-2023. As of Dec. 31, 2025, no material adjustments have been proposed.
•In 2021, Texas began an audit of tax years 2016 - 2019. As of Dec. 31, 2025, no material adjustments have been proposed.
•In 2021, Wisconsin began an audit of tax years 2016-2019. As of Dec. 31, 2025, no material adjustments have been proposed.
•No other state income tax audits are in progress for its major operating jurisdictions as of Dec. 31, 2025.

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
Unrecognized tax benefits - permanent vs. temporary:

(Millions of Dollars)	Dec. 31, 2025	Dec. 31, 2024
Unrecognized tax benefit — Permanent tax positions	$43	$43
Unrecognized tax benefit — Temporary tax positions	—	—
Total unrecognized tax benefit	$43	$43
Changes in unrecognized tax benefits:

(Millions of Dollars)	2025	2024	2023
Balance at Jan. 1	$43	$41	$67
Additions based on tax positions related to the current year	3	5	5
Additions for tax positions of prior years	2	2	1
Reductions for tax positions of prior years	(5)	(3)	(29)
Reductions for tax positions related to settlements with taxing authorities	—	—	(1)
Reductions for tax positions related to statute of limitations	—	(2)	(2)
Balance at Dec. 31	$43	$43	$41
Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	Dec. 31, 2025	Dec. 31, 2024
NOL and tax credit carryforwards	$(33)	$(35)
Payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards.
Interest payable related to unrecognized tax benefits:

(Millions of Dollars)	2025	2024	2023
Payable for interest related to unrecognized tax benefits at Jan. 1	$(2)	$(1)	$(4)
Interest (expense) benefit related to unrecognized tax benefits	(2)	(1)	3
Payable for interest related to unrecognized tax benefits at Dec. 31	$(4)	$(2)	$(1)
Penalties accrued related to unrecognized tax benefits as of Dec. 31, 2025 were not material. No penalties were accrued related to unrecognized tax benefits as of Dec. 31, 2024 or 2023.

8. Share-Based Compensation
Incentive Plan Including Share-Based Compensation — Xcel Energy has authorized 13.0 million shares under the Xcel Energy Inc. 2024 Equity Incentive Plan for grants made on May 22, 2024 or later and 6.0 million shares under the Amended and Restated 2015 Omnibus Incentive Plan for grants made prior to May 22, 2024.
Xcel Energy‘s Board of Directors has granted share based awards under these plans, which include various service, performance and market conditions. Following measurement at the end of a three-year restricted period settlement in shares or cash will occur if these conditions are met.
Awards granted in 2023 and 2024 with conditions incremental to service requirements contain goals based on environmental performance or Xcel Energy TSR relative to a peer group of utility companies. For 2025, awards with conditions incremental to service contain goals based on EPS, operations and environmental performance, each with adjustments for relative TSR ranking.
Equity award units granted to employees:

(Units in Thousands)	2025	2024	2023
Granted units (a)	683	658	586
Weighted average grant date fair value	$68.19	$63.02	$67.06
(a)Includes 2025, 2024 and 2023 grants of 379, 457 and 413 units (each in thousands), respectively, subject only to service conditions.
Equity awards vested:

(Units in Thousands, Fair Value in Millions)	2025	2024	2023
Vested Units	502	282	329
Total Fair Value	$37	$19	$20
Changes in the nonvested portion of equity award units:

(Units in Thousands)	Units	Weighted Average Grant Date Fair Value
Nonvested Units at Jan. 1, 2025	1,139	$64.55
Granted	683	68.19
Forfeited	(170)	65.85
Vested	(502)	66.27
Dividend equivalents	62	65.85
Nonvested Units at Dec. 31, 2025	1,212	65.77
Liability awards granted:

(In Thousands)	2025	2024	2023
Awards granted (a)	109	193	216
(a)All grants contain performance and/or market conditions.
Liability awards settled:

(Units In Thousands, Settlement Amount in Millions)	2025	2024	2023
Awards settled	74	—	282
Settlement amount (cash, common stock and deferred amounts)	$5	$—	$19
The amount of cash used to settle liability awards in 2025 was $2 million.
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
Stock equivalent units granted:

(Units in Thousands)	2025	2024	2023
Granted units	32	44	38
Weighted average grant date fair value	$70.68	$57.03	$63.12

Changes in stock equivalent units:

(Units in Thousands)	Units	Weighted Average Grant Date Fair Value
Stock equivalent units at Jan. 1, 2025	528	$48.68
Granted	32	70.68
Units distributed	(53)	52.88
Dividend equivalents	16	71.79
Stock equivalent units at Dec. 31, 2025	523	50.31
Share-Based Compensation Expense — Award settlement determination (cash or share settlement) is made by Xcel Energy, not the participants. Equity awards have not been previously settled in cash and Xcel Energy plans to continue electing share settlement. The grant date fair value of equity awards is expensed over the service period.
Awards with history of past settlement in cash or features that result in normal course cash settlement are accounted for as liability awards. For liability awards, the fair value expensed over the service period is remeasured periodically based on the expected cash settlement amounts.
Compensation costs related to share-based awards:

(Millions of Dollars)	2025	2024	2023
Cost for share-based awards (a)	$57	$30	$27
Tax benefit recognized in income	15	8	7
(a)Compensation costs for share-based payments are included in O&M expense. Amount for equity awards (non-cash) was $46 million, $33 million and $25 million in 2025, 2024 and 2023, respectively.
There was approximately $52 million and $38 million as of Dec. 31, 2025 and 2024, respectively, of total unrecognized compensation cost related to nonvested share-based compensation awards. Xcel Energy expects to recognize this amount over a weighted average period of 1.7 years.

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
Common Stock Equivalents — Common stock equivalents include commitments to issue common stock related to forward equity agreements, collared equity agreements and time-based equity compensation awards.
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
•Liability awards subject to a performance condition; any portions settled in shares are included in common shares outstanding upon settlement.
Common shares outstanding used in the basic and diluted EPS computation:

(Shares in Millions)	2025	2024	2023
Basic	587	563	552
Diluted (a)	589	563	552
(a)Diluted common shares outstanding included common stock equivalents of 2.1 million, 0.5 million, and 0.3 million shares for 2025, 2024 and 2023, respectively.

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
Specific valuation methods include:
Investments in equity securities and other funds — Equity securities are valued using quoted prices in active markets. The fair values for commingled funds and partnerships are measured using NAVs. The investments in commingled funds may be redeemed for NAV with proper notice. Private equity commingled funds require approval of the fund for any unscheduled redemption, and such redemptions may be approved or denied by the fund at its sole discretion. Unscheduled distributions from real estate commingled funds may be redeemed with proper notice, however, withdrawals may be delayed or discounted as a result of fund illiquidity.
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
Unrealized gains for the nuclear decommissioning fund were $1.8 billion and $1.4 billion as of Dec. 31, 2025 and 2024, respectively, and unrealized losses were $47 million and $49 million as of Dec. 31, 2025 and 2024, respectively.
Non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund:

	Dec. 31, 2025
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$60	$60	$—	$—	$—	$60
Commingled funds	720	—	—	—	1,072	1,072
Debt securities	944	—	934	11	—	945
Equity securities	505	1,861	2	—	—	1,863
Total	$2,229	$1,921	$936	$11	$1,072	$3,940
(a)Reported in nuclear decommissioning fund and other investments on the consolidated balance sheets, which also includes $285 million of equity method investments and $164 million of rabbi trust assets and other miscellaneous investments.

	Dec. 31, 2024
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$39	$39	$—	$—	$—	$39
Commingled funds	703	—	—	—	1,025	1,025
Debt securities	866	—	832	14	—	846
Equity securities	522	1,583	1	—	—	1,584
Total	$2,130	$1,622	$833	$14	$1,025	$3,494
(a)Reported in nuclear decommissioning fund and other investments on the consolidated balance sheets, which also includes $246 million of equity investments in unconsolidated subsidiaries and $156 million of rabbi trust assets and other miscellaneous investments.
For the years ended Dec. 31, 2025 and 2024, there were immaterial Level 3 nuclear decommissioning fund investments or transfer of amounts between levels.
Contractual maturity dates of debt securities in the nuclear decommissioning fund as of Dec. 31, 2025:

	Final Contractual Maturity
(Millions of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Debt securities	$10	$344	$292	$299	$945
Rabbi Trusts
Xcel Energy has established rabbi trusts to provide partial funding for future deferred compensation plan distributions. The fair value of assets held in the rabbi trusts were $107 million and $96 million at Dec. 31, 2025 and 2024, respectively, comprised of cash equivalents and mutual funds (level 1 valuation methods). Amounts are reported in nuclear decommissioning fund and other investments on the consolidated balance sheet.
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
As of Dec. 31, 2025, accumulated other comprehensive loss related to interest rate derivatives included $2 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of Dec. 31, 2025, Xcel Energy had unsettled interest rate derivatives with a notional amount of $240 million.
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
The most significant derivative positions outstanding at Dec. 31, 2025 and 2024 for this purpose relate to FTR instruments administered by MISO and SPP. These instruments are intended to offset the impacts of transmission system congestion.
When Xcel Energy enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers, the instruments are not typically designated as qualifying hedging transactions. The classification of unrealized losses or gains on these instruments as a regulatory asset or liability, if applicable, is based on approved regulatory recovery mechanisms.
As of Dec. 31, 2025, Xcel Energy had no commodity contracts designated as cash flow hedges.
Gross notional amounts of commodity forwards, options and FTRs:

(Amounts in Millions) (a)(b)	Dec. 31, 2025	Dec. 31, 2024
MWh of electricity	35	38
MMBtu of natural gas	31	77
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
As of Dec. 31, 2025, three of Xcel Energy’s ten most significant counterparties for these activities, comprising $22 million or 14% of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings.
Six of the ten most significant counterparties, comprising $92 million or 57% of this credit exposure, were not rated by these external ratings agencies, but based on Xcel Energy’s internal analysis, had credit quality consistent with investment grade.
One of these significant counterparties, comprising $25 million or 15% of this credit exposure, had credit quality less than investment grade, based on internal analysis.
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
As of Dec. 31, 2025 and 2024, there were $7 million and $11 million, respectively, of derivative liabilities with such underlying contract provisions, respectively.
Certain contracts also contain cross default provisions that may require the posting of collateral or settlement of the contracts if there was a failure under other financing arrangements related to payment terms or other covenants.
As of Dec. 31, 2025 and 2024, there were approximately $62 million and $69 million of derivative liabilities with such underlying contract provisions, respectively.
Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that a given utility subsidiary’s ability to fulfill its contractual obligations is reasonably expected to be impaired.
Xcel Energy had no collateral posted related to adequate assurance clauses in derivative contracts as of Dec. 31, 2025 and 2024.

Recurring Derivative Fair Value Measurements
Impact of derivative activity:

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities
Year Ended Dec. 31, 2025
Derivatives designated as cash flow hedges
Interest rate	$2	$—
Total	$2	$—
Other derivative instruments
Electric commodity	$—	$69
Natural gas commodity	—	(3)
Total	$—	$66

Year Ended Dec. 31, 2024
Interest rate	$29	$—
Total	$29	$—
Other derivative instruments
Electric commodity	$—	$44
Natural gas commodity	—	4
Total	$—	$48

Year Ended Dec. 31, 2023
Interest rate	$(2)	$—
Total	$(2)	$—
Other derivative instruments
Electric commodity	$—	$(137)
Natural gas commodity	—	(13)
Total	$—	$(150)

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Year Ended Dec. 31, 2025
Derivatives designated as cash flow hedges
Interest rate	$3	(a)	$—		$—
Total	$3		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$(3)	(b)
Electric commodity	—		(36)	(c)	—
Natural gas commodity	—		—		(22)	(d)(e)
Total	$—		$(36)		$(25)

Year Ended Dec. 31, 2024
Derivatives designated as cash flow hedges
Interest rate	$3	(a)	$—		$—
Total	$3		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$(27)	(b)
Electric commodity	—		(22)	(c)	—
Natural gas commodity	—		—		(22)	(d)(e)
Total	$—		$22		$(49)

Year Ended Dec. 31, 2023
Derivatives designated as cash flow hedges
Interest rate	$5	(a)	$—		$—
Total	$5		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$(7)	(b)
Electric commodity	—		123	(c)	—
Natural gas commodity	—		15	(d)	(27)	(d)(e)
Total	$—		$138		$(34)
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
(d)Other than $4 million of 2025 and $3 million of 2024 losses recorded to electric fuel and purchased power, amounts are recorded to cost of natural gas sold and transported. Amounts are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset, as appropriate.
(e)Relates primarily to option premium amortization.
Xcel Energy had no derivative instruments designated as fair value hedges during the years ended Dec. 31, 2025, 2024 and 2023.

Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	Dec. 31, 2025						Dec. 31, 2024
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Derivatives designated as cash flow hedges:
Interest rate	$—	$1	$—	$1	$—	$1	$—	$—	$—	$—	$—	$—
Other derivative instruments:
Commodity trading	$2	$13	$7	$22	$(16)	$6	$6	$20	$8	$34	$(23)	$11
Electric commodity	—	—	147	147	(3)	144	—	—	90	90	(1)	89
Natural gas commodity	—	14	—	14	—	14	—	14	—	14	—	14
Total current derivative assets	$2	$28	$154	$184	$(19)	$165	$6	$34	$98	$138	$(24)	$114
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$3	$28	$34	$65	$(11)	$54	$8	$37	$47	$92	$(20)	$72
Total noncurrent derivative assets	$3	$28	$34	$65	$(11)	$54	$8	$37	$47	$92	$(20)	$72

	Dec. 31, 2025						Dec. 31, 2024
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Other derivative instruments:
Commodity trading	5	22	6	33	(18)	15	7	35	5	47	(23)	24
Electric commodity	—	—	3	3	(3)	—	—	—	1	1	(1)	—
Natural gas commodity	—	10	—	10	—	10	—	7	—	7	—	7
Total current derivative liabilities	$5	$32	$9	$46	$(21)	25	$7	$42	$6	$55	$(24)	31
PPAs (b)						6						6
Current derivative instruments						$31						$37
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$6	$24	$40	$70	$(13)	$57	$11	$32	$40	$83	$(22)	$61
Total noncurrent derivative liabilities	$6	$24	$40	$70	$(13)	57	$11	$32	$40	$83	$(22)	61
PPAs (b)						10						16
Noncurrent derivative instruments						$67						$77

(a)Xcel Energy nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement. At Dec. 31, 2025 and 2024, derivative assets and liabilities include no obligations to return cash collateral. At Dec. 31, 2025 and 2024, derivative assets and liabilities include rights to reclaim cash collateral of $4 million and $2 million, respectively. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)Xcel Energy currently applies the normal purchase exception to qualifying PPAs. Balance relates to specific contracts that were previously recognized at fair value prior to applying the normal purchase exception, and are being amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.
Changes in Level 3 commodity derivatives:

	Year Ended Dec. 31
(Millions of Dollars)	2025	2024	2023
Balance at Jan. 1	$99	$90	$236
Purchases (a)	262	210	176
Settlements (a)	(322)	(303)	(154)
Net transactions recorded during the period:
(Losses) gains recognized in earnings (b)	(13)	(9)	6
Net gains (losses) recognized as regulatory assets and liabilities (a)	113	111	(174)
Balance at Dec. 31	$139	$99	$90
(a)Relates primarily to NSP-Minnesota and SPS FTR instruments administered by MISO and SPP, respectively.
(b)Relates to commodity trading and is subject to substantial offsetting losses and gains on derivative instruments categorized as levels 1 and 2 in the income statement. See above tables for the income statement impact of derivative activity, including commodity trading gains and losses.

Fair Value of Long-Term Debt
As of Dec. 31, other financial instruments for which the carrying amount did not equal fair value:

	2025		2024
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$32,333	$29,943	$28,419	$25,115
Fair value of Xcel Energy’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Dec. 31, 2025 and 2024, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

11. Benefit Plans and Other Postretirement Benefits
Pension and Postretirement Health Care Benefits
Xcel Energy has several noncontributory, qualified, defined benefit pension plans that cover almost all employees. All newly hired or rehired employees participate under the Cash Balance formula, which is based on pay credits using a percentage of annual eligible pay and annual interest credits.
The average annual interest crediting rates for these plans was 4.76, 4.90 and 4.72% in 2025, 2024, and 2023, respectively.
Some employees may participate under legacy formulas such as the traditional final average pay or pension equity. Xcel Energy’s policy is to fully fund into an external trust the actuarially determined pension costs subject to the limitations of applicable employee benefit and tax laws.
In addition to the qualified pension plans, Xcel Energy maintains a nonqualified pension plan, which provides benefits for compensation that is in excess of the limits applicable to the qualified pension plans, with distributions funded by Xcel Energy’s consolidated operating cash flows.
Obligations of the nonqualified plan as of Dec. 31, 2025 and 2024 were $13 million. Xcel Energy recognized net benefit cost for the nonqualified plan of $3 million in 2025 and $2 million in 2024.

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
•Investment returns in 2025 were above the assumed level of 7.13%.
•Investment returns in 2024 were below the assumed level of 6.93%.
•Investment returns in 2023 were above the assumed level of 6.93%.
•In 2026, expected investment-return assumption is 7.13%.
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
Plan Assets
For each of the fair value hierarchy levels, Xcel Energy’s pension plan assets measured at fair value:

	Dec. 31, 2025 (a)					Dec. 31, 2024 (a)
(Millions of Dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total	Level 1	Level 2	Level 3	Measured at NAV	Total
Cash equivalents	$110	$—	$—	$—	$110	$117	$—	$—	$—	$117
Commingled funds (b)	—	—	—	1,097	1,097	—	—	—	1,015	1,015
Debt securities	—	745	3	—	748	—	656	6	—	662
Equity securities	23	—	—	—	23	25	—	—	—	25
Partnerships (b)	—	—	—	704	704	—	—	—	679	679
Other	—	8	—	—	8	—	6	—	—	6
Total	$133	$753	$3	$1,801	$2,690	$142	$662	$6	$1,694	$2,504
(a)See Note 10 for further information regarding fair value measurement inputs and methods.
(b)Prior period amounts have been reclassified to conform with current year presentation.

For each of the fair value hierarchy levels, Xcel Energy’s postretirement benefit plan assets that were measured at fair value:

	Dec. 31, 2025 (a)					Dec. 31, 2024 (a)
(Millions of Dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total	Level 1	Level 2	Level 3	Measured at NAV	Total
Cash equivalents	$35	$—	$—	$—	$35	$35	$—	$—	$—	$35
Insurance contracts	—	40	—	—	40	—	40	—	—	40
Commingled funds (b)	—	—	—	67	67	—	—	—	23	23
Debt securities	—	154	—	—	154	—	201	—	—	201
Partnerships (b)	—	—	—	45	45	—	—	—	45	45
Other	—	1	—	—	1	—	—	—	—	—
Total	$35	$195	$—	$112	$342	$35	$241	$—	$68	$344
(a)See Note 10 for further information on fair value measurement inputs and methods.
(b)Prior period amounts have been reclassified to conform with current year presentation.
Immaterial assets were transferred in or out of Level 3 for 2025 and 2024.
Funded Status — Comparisons of the actuarially computed benefit obligation, changes in plan assets and funded status of the pension and postretirement health care plans for Xcel Energy are as follows:

	Pension Benefits			Postretirement Benefits
(Millions of Dollars)	2025	2024		2025	2024
Change in Benefit Obligation:
Obligation at Jan. 1	$2,752	$2,943		$427	$394
Service cost	76	76		1	1
Interest cost	155	151		24	21
Actuarial loss (gain)	67	(77)		21	55
Plan participants’ contributions	—	—		9	9
Medicare subsidy reimbursements	—	—		3	—
Benefit payments	(230)	(341)	(a)	(55)	(53)
Obligation at Dec. 31	$2,820	$2,752		$430	$427
Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$2,504	$2,690		$344	$356
Actual return on plan assets	291	55		31	21
Employer contributions	125	100		13	11
Plan participants’ contributions	—	—		9	9
Benefit payments	(230)	(341)		(55)	(53)
Fair value of plan assets at Dec. 31	2,690	2,504		342	344
Funded status of plans at Dec. 31	$(130)	$(248)		$(88)	$(83)
Amounts recognized in the Consolidated Balance Sheet at Dec. 31:
Noncurrent assets	$—	$—		$7	$10
Current liabilities	—	—		(2)	(4)
Noncurrent liabilities	(130)	(248)		(93)	(89)
Net amounts recognized	$(130)	$(248)		$(88)	$(83)
(a)Includes $168 million of lump-sum benefit payments used in the determination of settlement charges in 2024.

	Pension Benefits		Postretirement Benefits
Significant Assumptions Used to Measure Benefit Obligations:	2025	2024	2025	2024
Discount rate for year-end valuation	5.78%	5.88%	5.66%	5.88%
Expected average long-term increase in compensation level	4.25%	4.25%	N/A	N/A
Mortality table	PRI-2012	PRI-2012	PRI-2012	PRI-2012
Health care costs trend rate — initial: Pre-65	N/A	N/A	7.00%	7.00%
Health care costs trend rate — initial: Post-65	N/A	N/A	7.50%	7.50%
Ultimate trend assumption — initial: Pre-65	N/A	N/A	4.50%	4.50%
Ultimate trend assumption — initial: Post-65	N/A	N/A	4.50%	4.50%
Years until ultimate trend is reached	N/A	N/A	8	9
Accumulated benefit obligation for the pension plan was $2,624 million and $2,554 million as of Dec. 31, 2025 and 2024, respectively.

Net Periodic Benefit Cost — Net periodic benefit cost, other than the service cost component, is included in other income (expense) in the consolidated statements of income.
Components of net periodic benefit cost and amounts recognized in other comprehensive income and regulatory assets and liabilities:

	Pension Benefits			Postretirement Benefits
(Millions of Dollars)	2025	2024	2023	2025	2024	2023
Service cost	$76	$76	$74	$1	$1	$1
Interest cost	155	151	158	24	21	22
Expected return on plan assets	(208)	(206)	(209)	(20)	(17)	(17)
Amortization of prior service credit	(2)	(2)	(1)	—	—	(1)
Amortization of net loss	28	30	22	4	2	1
Settlement charge (a)	—	67	—	—	—	—
Net periodic pension cost	49	116	44	9	7	6
Effects of regulation	10	(37)	30	—	—	—
Net benefit cost recognized for financial reporting	$59	$79	$74	$9	$7	$6
Significant Assumptions Used to Measure Costs:
Discount rate	5.88%	5.49%	5.80%	5.88%	5.54%	5.80%
Expected average long-term increase in compensation level	4.25	4.25	4.25	—	—	—
Expected average long-term rate of return on assets	7.13	6.93	6.93	6.25	5.00	5.00
(a)A settlement charge is required when the amount of all lump-sum distributions during the year is greater than the sum of the service and interest cost components of the annual net periodic pension cost. In 2024, as a result of lump-sum distributions during the plan year, Xcel Energy recorded a total pension settlement charge of $67 million, the majority of which was not recognized due to the effects of regulation. A total of $8 million was recorded in the consolidated statements of income in 2024. There were no settlement charges recorded for the qualified pension plans in 2025 and 2023.

	Pension Benefits		Postretirement Benefits
(Millions of Dollars)	2025	2024	2025	2024
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:
Net loss	$1,029	$1,074	$117	$113
Prior service credit	(6)	(8)	—	—
Total	$1,023	$1,066	$117	$113
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Current regulatory assets	$36	$32	$5	$2
Noncurrent regulatory assets	938	983	125	127
Current regulatory liabilities	—	—	(1)	(1)
Noncurrent regulatory liabilities	—	—	(15)	(18)
Deferred income taxes	13	14	1	1
Net-of-tax accumulated other comprehensive income	36	37	2	2
Total	$1,023	$1,066	$117	$113

Measurement date	Dec. 31, 2025	Dec. 31, 2024	Dec. 31, 2025	Dec. 31, 2024
Cash Flows — Funding requirements can be impacted by changes to actuarial assumptions, actual asset levels and other calculations prescribed by the requirements of income tax and other pension-related regulations. Required contributions were made in 2023 - 2026 to meet minimum funding requirements.
Voluntary and required pension funding contributions:
•$75 million in January 2026.
•$125 million in 2025.
•$100 million in 2024.
•$50 million in 2023.
The postretirement health care plans have no funding requirements other than fulfilling benefit payment obligations when claims are presented and approved. Additional cash funding requirements are prescribed by certain state and federal rate regulatory authorities.
Voluntary postretirement funding contributions:
•$8 million expected during 2026.
•$13 million during 2025.
•$11 million during 2024.
•$11 million during 2023.

Targeted asset allocations:

	Pension Benefits		Postretirement Benefits
	2025	2024	2025	2024
Long-duration fixed income securities	38%	38%	—%	—%
Domestic and international equity securities	30	31	25	25
Alternative investments	19	20	13	11
Short-to-intermediate fixed income securities	11	9	61	61
Cash	2	2	1	3
Total	100%	100%	100%	100%
The asset allocations above reflect target allocations approved in the calendar year to take effect in the subsequent year.
Plan Amendments — There were no significant plan amendments made in 2025 and 2024 which affected the pension or postretirement benefit obligation.
In 2023, Xcel Energy amended the Xcel Energy Pension Plan and Xcel Energy Inc. Nonbargaining Pension Plan (South) to reduce supplemental social security benefits for all active participants on and after Jan. 1, 2024.
Projected Benefit Payments
Xcel Energy’s projected benefit payments:

(Millions of Dollars)	Projected Pension Benefit Payments	Gross Projected Postretirement Health Care Benefit Payments	Expected Medicare Part D Subsidies	Net Projected Postretirement Health Care Benefit Payments
2026	$252	$43	$3	$40
2027	243	42	3	39
2028	244	41	3	38
2029	249	40	3	37
2030	243	39	3	36
2031-2035	1,165	183	16	167
Voluntary Retirement Program
Incremental to amounts presented above for postretirement benefits, Xcel Energy has postemployment costs and obligations for its Voluntary Retirement Program, under which approximately 400 eligible non-bargaining employees retired in the fourth quarter of 2023.
Utilizing employee information and the following inputs, unfunded obligations of $22 million and $29 million for health plan subsidies and $4 million and $4 million for other medical benefits are presented in other current liabilities and noncurrent pension and employee benefit obligations in the consolidated balance sheets as of Dec. 31, 2025 and 2024, respectively.

Significant Assumptions to Measure Benefit Obligations:	2025	2024
Discount rate for year-end valuation	4.50%	5.00%
Mortality table	PRI-2012	PRI-2012
Health care costs trend rate	7.00%	7.00%
Ultimate trend assumption	4.50%	4.50%
Years until ultimate trend is reached	8	9
Defined Contribution Plans
Xcel Energy maintains 401(k) and other defined contribution plans that cover most employees. Total expense to these plans was approximately $53 million in 2025, $50 million in 2024 and $49 million in 2023.
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

Marshall Wildfire Litigation — In December 2021, a wildfire ignited in Boulder County, Colorado (Marshall Fire). On June 8, 2023, the Boulder County Sheriff’s Office released its Marshall Fire Investigative Summary and Review and its supporting documents (Sheriff’s Report). According to the Sheriff’s Report, on Dec. 30, 2021, a fire ignited on a residential property in Boulder, Colorado, located in PSCo’s service territory, for reasons unrelated to PSCo’s power lines. According to the Sheriff’s Report, approximately one hour and 20 minutes after the first ignition, a second fire ignited just south of the Marshall Mesa Trailhead in unincorporated Boulder County, Colorado, also located in PSCo’s service territory. According to the Sheriff’s Report, the second ignition started approximately 80 to 110 feet away from PSCo’s power lines in the area.
PSCo received notice or otherwise became aware of 307 complaints on behalf of at least 4,087 plaintiffs, most of which also named Xcel Energy Inc. and Xcel Energy Services Inc. as additional defendants, relating to the Marshall Fire. The complaints generally alleged that PSCo’s equipment ignited the Marshall Fire and asserted various causes of action under Colorado law. In addition to asserting claims against PSCo, Xcel Energy Inc. and Xcel Energy Services Inc., various plaintiffs, including insurance company plaintiffs, asserted claims against certain telecommunications companies (the Telecom Companies). In April 2025, most of the remaining plaintiffs amended their complaints to also assert claims against the Telecom Companies. In June 2025, the Boulder County District Court dismissed Xcel Energy Inc. from the complaints that named that entity as a defendant, due to lack of jurisdiction.
An initial trial on liability issues was scheduled to start in September 2025. Prior to trial, in September 2025, Xcel Energy, Qwest Corporation and Teleport Communications America, LLC reached settlement agreements in principle that resolve all claims asserted by the subrogation insurers, the public entity plaintiffs and individual plaintiffs, and require PSCo to make settlement payments of $640 million. PSCo did not admit any fault, wrongdoing or negligence in connection with these settlement agreements.
As a result of settlements as well as legal and other costs of the matter, PSCo recognized charges to earnings of $287 million and $12 million in the quarterly periods ended Sept. 30 and Dec. 31, 2025, respectively, after consideration of total costs expected to be reimbursed by insurance. As of February 2026, final settlement documentation has been executed with the subrogation insurers, the public entity plaintiffs and nearly all the individual plaintiffs, and nearly all have received payment. If complaints of the remaining individual plaintiffs who have not accepted a settlement or have otherwise stopped prosecuting their claims are not resolved, they may be subject to further litigation.
A remaining estimated liability of $5 million is presented in other current liabilities as of Dec. 31, 2025; no estimated liability was recognized as of Dec. 31, 2024. PSCo records insurance recoveries when it is deemed probable that recovery will occur, and PSCo can reasonably estimate the amount or range. Insurance receivables of $353 million related to settlements are presented in prepayments and other current assets as of Dec. 31, 2025; no such insurance receivables were recognized as of Dec. 31, 2024.
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
SPS is aware of approximately 56 complaints, most of which have also named Xcel Energy Services Inc. as an additional defendant, relating to the Smokehouse Creek Fire Complex. The complaints, which assert claims on behalf of one or more plaintiffs, generally allege that SPS’ equipment ignited the Smokehouse Creek Fire Complex and seek compensation for losses resulting from the fire, asserting various causes of action under Texas law. In addition to seeking compensatory damages, certain of the complaints also seek exemplary damages. Of the 56 complaints, 22 have been resolved and dismissed.
SPS has received 296 claims through its claims process, net of duplicative, withdrawn and denied claims, and has reached final settlements on 223 of those claims as of the date of this filing. In addition to filed complaints and claims made through SPS’ claims process, SPS has also received information from attorneys for approximately 101 claims which have not been submitted through the claims process and have also not been filed as lawsuits and has reached settlement of 79 of those claims through mediation.
SPS has settled claims related to both of the fatalities believed to be associated with the Smokehouse Creek Fire Complex. Settlements have also been reached with the subrogated insurer plaintiffs as well as the three largest claims asserted from the fire, as measured by fire-impacted acreage. Settlements reached as of the date of this filing total $382 million of expected loss payments, of which $374 million and $35 million were paid through Dec. 31, 2025 and 2024, respectively.
In December 2025, the Texas Attorney General’s office filed a lawsuit against SPS regarding the Smokehouse Creek Fire, seeking monetary damages and civil penalties for losses to property and wildlife resulting from the fires. In February 2026, pending resolution of the lawsuit, SPS and the Texas Attorney General’s office jointly filed a temporary injunction agreeing to certain distribution pole replacement procedures, largely consistent with current procedures.
Based on the current state of the law and the facts and circumstances available as of the date of this filing, Xcel Energy has recorded $430 million of total estimated losses for the matter (before available insurance). A remaining estimated liability of $56 million and $180 million is presented in other current liabilities as of Dec. 31, 2025 and 2024, respectively.
The cumulative estimated probable losses of $430 million for complaints and claims in connection with the Smokehouse Creek Fire Complex (before available insurance) represents the total of actual settlements reached to date plus the low end of the range for remaining reasonably estimable losses, and is subject to change as additional information becomes available. This $430 million estimate does not include amounts for (i) potential penalties or fines that may be imposed by governmental entities on Xcel Energy, (ii) exemplary or punitive damages, (iii) compensation claims by federal, state, county and local government entities or agencies, (iv) unsettled compensation claims for damage to trees and oil and gas equipment, or (v) other amounts that are not reasonably estimable.

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
SPS records insurance recoveries when it is deemed probable that recovery will occur, and SPS can reasonably estimate the amount or range. Insurance receivables for estimated losses of approximately $195 million and $210 million, net of recoveries received are presented in prepayments and other current assets as of Dec. 31, 2025 and 2024, respectively. While SPS plans to seek recovery of all insured losses, it is unable to predict the ultimate amount and timing of such insurance recoveries.
Nuclear Antitrust Class Action — A class action complaint was filed in federal court for the District of Maryland in July 2025, alleging violations of the Sherman Antitrust Act in establishing wages for employees at nuclear facilities since 2003. The amended complaint names 46 defendants, including 45 entities that allegedly “own and/or operate all 54 commercial nuclear power plants in the United States,” including Xcel Energy Inc., Xcel Energy Services Inc., and NSP-Minnesota. NSP-Minnesota owns and operates two nuclear facilities in Minnesota, and disputes the allegations set forth against it and the other company entities. The litigation is ongoing, and Xcel Energy assesses the risk of a material impact to its consolidated financial statements as remote.
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
Rebuttal and surrebuttal testimony were filed in August and September 2025 and final briefs were filed in January 2026. Intervenor briefs included recommendations for customer refunds of approximately $40 million to account for the total impact of the outage on 2023 and 2024. An ALJ report is expected in March 2026, with a MPUC decision expected in the second quarter of 2026.
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
MGP, Landfill and Disposal Sites
Xcel Energy is investigating, remediating or performing post-closure actions at 11 historical MGP, landfill or other disposal sites across its service territories, excluding sites that are being addressed under current coal ash regulations (see below).
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
Xcel Energy has also identified coal ash that is expected to be required to be removed from certain closed coal generating facilities at estimated costs totaling approximately $105 million. AROs have been recorded, with the costs expected to be recoverable through regulatory mechanisms.
Xcel Energy continues to perform site investigation activities related to the CCR Rule, which may result in updates to estimated costs as well as identification of additional required corrective actions.
In February 2026, the EPA issued a final rule amending the CCR Legacy rule. The ruling extends deadlines for various regulatory actions and clarifies previous information regarding implementation of the rule. Xcel Energy is still evaluating the final rule, but anticipates impacts to be consistent with prior accruals.
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

Environmental Requirements — Air
Clean Air Act NOx Allowance Allocations — In June 2023, the EPA published final regulations for ozone under the “Good Neighbor” provisions of the Clean Air Act that established NOx allowance budgets for fossil fuel-fired electric generating facilities in subject states. The final rule applies to generation facilities in Minnesota, Texas and Wisconsin, as well as other states outside of our service territory. In February 2024, the EPA proposed to include New Mexico in the rule. In March 2025, the 5th Circuit Court of Appeals denied petitions challenging EPA’s disapproval of Texas’s state implementation plan, affirming inclusion of Texas facilities in the EPA’s plan. However, the plan is subject to both judicial and administrative stays.
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
In January 2026, the EPA proposed Phase 1 of its reconsideration of the “Good Neighbor” rule. Under Phase 1, the agency would approve eight State Implementation Plans, including Minnesota and New Mexico, which were partially disapproved in 2023. Xcel Energy will continue to evaluate any additional phases of the reconsideration of this rule as they are published by the EPA.
AROs — AROs have been recorded for Xcel Energy’s assets. For nuclear assets, the ARO is associated with the decommissioning of NSP-Minnesota nuclear generating plants.
Aggregate fair value of NSP-Minnesota’s legally restricted assets, for funding future nuclear decommissioning was $3.9 billion and $3.5 billion for 2025 and 2024, respectively.
Xcel Energy’s AROs were as follows:

(Millions of Dollars)	Jan. 1, 2025	Amounts Incurred (a)	Accretion	Cash Flow Revisions (b)	Dec. 31, 2025
Electric
Nuclear	$2,476	$—	$127	$—	$2,603
Wind	509	—	18	(12)	515
Steam, hydro and other production	495	16	21	(1)	531
Distribution	51	—	3	—	54
Natural gas
Transmission and distribution	179	—	9	(6)	182
Other
Miscellaneous	3	—	—	—	3
Total liability	$3,713	$16	$178	$(19)	$3,888
(a)Amounts incurred largely pertain to obligations associated with new solar facilities.
(b)In 2025, AROs were revised for changes in timing and estimates of cash flows. Wind was revised due to the repowering of two wind facilities in NSP-Minnesota.

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
(a)Amounts incurred largely pertain to CCR coal ash regulations and new obligations associated with Sherco Solar Unit 1, which was placed in service in 2024.
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
Indeterminate AROs — Outside of the recorded asbestos AROs, other plants or buildings may contain asbestos due to the age of many of Xcel Energy’s facilities, but no confirmation or measurement of the cost of removal could be determined as of Dec. 31, 2025. Therefore, an ARO was not recorded for these facilities.
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
All companies insured with NEIL are subject to retroactive premium adjustments if losses exceed accumulated reserve funds. Capital has been accumulated in the reserve funds of NEIL and EMANI to the extent that NSP-Minnesota would have no exposure for retroactive premium assessments in case of a single incident under the business interruption and the property damage insurance coverage. NSP-Minnesota could be subject to annual maximum assessments of $21 million for business interruption insurance and $38 million for property damage insurance if losses exceed accumulated reserve funds.
Nuclear Fuel Disposal — NSP-Minnesota is responsible for temporarily storing spent nuclear fuel from its nuclear plants. The DOE is responsible for permanently storing spent fuel from U.S. nuclear plants, but no such facility is yet available.
NSP-Minnesota owns temporary on-site storage facilities for spent fuel at its Monticello and Prairie Island nuclear plants, which consist of storage pools and dry cask facilities. In October 2023, the MPUC approved additional storage at the Monticello site to support extended operations to 2040. The decommissioning plan addresses the disposition of spent fuel at the end of the licensed life in 2050.
In October 2025, the MPUC approved additional storage at the Prairie Island site to support extended operations to 2054.
Regulatory Plant Decommissioning Recovery — Decommissioning activities for NSP-Minnesota’s nuclear facilities are planned to begin at the end of each unit’s authorized retirement dates, which can be different than the currently approved NRC operating licenses. These decommissioning activities are planned to be completed at both facilities by 2101.
NSP-Minnesota’s current operating licenses allow continued use of its Monticello nuclear plant until 2050 and its Prairie Island nuclear plant until 2033 for Unit 1 and 2034 for Unit 2. NSP-Minnesota's authorized retirement dates are 2040 for Monticello, 2033 for Prairie Island Unit 1 and 2034 for Prairie Island Unit 2. As of Dec. 31, 2025, the planned retirement dates of the Prairie Island Unit 1 and Unit 2 and Monticello were 2053, 2054 and 2050, based off the approved 2024-2040 Upper Midwest Resource Plan. These will be incorporated in decommissioning estimates once additional approvals have been received. Approvals are expected in the third quarter of 2026.
Future decommissioning costs of nuclear facilities are estimated through triennial periodic studies that assess the costs and timing of planned nuclear decommissioning activities for each unit. The most recent triennial decommissioning study was filed in November 2024 and approved by the MPUC in May 2025.
Obligations for decommissioning are expected to be funded 100% by the external decommissioning trust fund. NSP-Minnesota had $3.9 billion and $3.5 billion of assets held in external decommissioning trusts at Dec. 31, 2025 and 2024, respectively.
See Note 10 to the consolidated financial statements for additional discussion.
Leases
ROU assets represent Xcel Energy's rights to use leased assets. The present value of future operating lease payments is recognized in other current operating lease liabilities and noncurrent operating lease liabilities. The present value of future finance lease payments is included in other current liabilities and noncurrent finance lease liabilities. These amounts, adjusted for any prepayments or incentives, are recognized as ROU assets.

Leases with an initial term of 12 months or less are classified as short-term leases and are not recognized on the consolidated balance sheet.
Operating lease ROU assets:

(Millions of Dollars)	Dec. 31, 2025	Dec. 31, 2024
PPAs	$1,087	$1,802
Other	462	373
Gross operating lease ROU assets	1,549	2,175
Accumulated amortization	(656)	(1,115)
Net operating lease ROU assets	$893	$1,060
Finance lease ROU assets:

(Millions of Dollars)	Dec. 31, 2025	Dec. 31, 2024
Generation facilities	$1,254	$—
Gas storage facilities	160	160
Gas pipeline	21	21
Gross finance lease ROU assets	1,435	181
Accumulated amortization	(87)	(70)
Net finance lease ROU assets	$1,348	$111
In the third quarter of 2025, certain PPAs for natural gas fueled generating facilities were amended, extending NSP-Minnesota’s use of these plants to 2039 and 2048. The amended agreements qualify for classification as finance leases. As of Dec. 31, 2025, other current liabilities and non-current finance lease liabilities include $37 million and $1.2 billion of finance lease obligations for these amended PPAs, respectively. Prior to these amendments, the agreements were classified as operating leases.
Certain of Xcel Energy’s finance lease activities are related to WYCO, a joint venture with CIG, to develop and lease natural gas pipeline and storage facilities. Xcel Energy Inc. has a 50% ownership interest in WYCO. WYCO leases its facilities to CIG and CIG operates the facilities, providing natural gas storage and transportation services to PSCo under separate service agreements.
PSCo accounts for its Totem natural gas storage service and Front Range pipeline arrangements with CIG and WYCO, respectively, as finance leases. Xcel Energy Inc. eliminates 50% of the finance lease obligation related to WYCO in the consolidated balance sheet along with an equal amount of Xcel Energy Inc.’s equity investment in WYCO.
Commitments under operating and finance leases as of Dec. 31, 2025:

(Millions of Dollars)	PPA (a) (b) Operating Leases	Other Operating Leases	Total Operating Leases	Finance Leases (c)
2026	$121	$31	$152	$112
2027	90	40	130	111
2028	80	40	120	114
2029	78	37	115	115
2030	78	33	111	117
Thereafter	185	446	631	1,614
Total minimum obligation	632	627	1,259	2,183
Interest component of obligation	(91)	(270)	(361)	(882)
Present value of minimum obligation	$541	357	898	1,301
Less current portion			(110)	(39)
Noncurrent operating and finance lease liabilities			$788	$1,262

Weighted-average remaining lease term in years			11.8	18.1
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
Components of lease expense:

(Millions of Dollars)	2025	2024	2023
Operating leases
PPA capacity payments	$192	$228	$241
Other operating leases (a)	43	43	42
Total operating lease expense	$235	$271	$283
Finance leases
Amortization of ROU assets	$16	$3	$3
Interest expense on lease liability	42	15	15
Total finance lease expense	$58	$18	$18
(a)Includes immaterial short-term lease expense.
Most of Xcel Energy’s leases do not contain a readily determinable discount rate. Therefore, the present value of future lease payments is generally calculated using the applicable Xcel Energy subsidiary’s estimated incremental borrowing rate at commencement of each lease (weighted average of 5.1%).

PPAs and Fuel Contracts
Non-Lease PPAs — NSP-Minnesota, PSCo and SPS have entered into PPAs with other utilities and energy suppliers for purchased power to meet system load and energy requirements, operating reserve obligations and as part of wholesale and commodity trading activities. In general, these agreements provide for energy payments, based on actual energy delivered, and may also include capacity payments. Certain non-lease PPAs with various expiration dates through 2040, contain minimum energy purchase commitments. Total energy payments on those contracts were $111 million, $212 million and $214 million in 2025, 2024 and 2023, respectively.
Included in electric fuel and purchased power expenses for PPAs accounted for as executory contracts were payments for capacity of $49 million, $81 million and $77 million in 2025, 2024 and 2023, respectively.
Capacity and energy payments are contingent on the IPPs meeting contract obligations, including plant availability requirements. Certain contractual payments are adjusted based on market indices. The effects of price adjustments on financial results are mitigated through purchased energy cost recovery mechanisms.
At Dec. 31, 2025, the estimated future payments for capacity and energy that the utility subsidiaries of Xcel Energy are obligated to purchase pursuant to these non-lease contracts, subject to availability, were as follows:

(Millions of Dollars)	Capacity	Energy (a)
2026	$34	$99
2027	31	72
2028	25	72
2029	25	70
2030	20	51
Thereafter	206	411
Total	$341	$775
(a)Excludes contingent energy payments for renewable energy PPAs.
Fuel Contracts — Xcel Energy has entered into various long-term commitments for the purchase and delivery of a significant portion of its coal, nuclear fuel and natural gas requirements. These contracts expire between 2026 and 2060. Xcel Energy is required to pay additional amounts depending on actual quantities delivered under these agreements.
Estimated minimum purchases under these contracts as of Dec. 31, 2025:

(Millions of Dollars)	Coal	Nuclear fuel	Natural gas supply	Natural gas storage and transportation
2026	$300	$67	$365	$399
2027	135	148	3	349
2028	11	35	1	215
2029	1	129	—	127
2030	1	24	—	72
Thereafter	—	49	—	717
Total	$448	$452	$369	$1,879
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
The utility subsidiaries had 3,476 MW and 3,751 MW of capacity under long-term PPAs at Dec. 31, 2025 and 2024, respectively, with entities that have been determined to be VIEs. These agreements have expiration dates through 2048.
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
Amounts reflected in Xcel Energy’s consolidated balance sheets for these investments include $39 million of assets and $34 million of liabilities at Dec. 31, 2025, and $40 million of assets and $34 million of liabilities at Dec. 31, 2024.

Other
Guarantees and Bond Indemnifications — Xcel Energy Inc. and its subsidiaries provide guarantees and bond indemnities, which guarantee payment or performance. Xcel Energy Inc.’s exposure is based upon the net liability under the specified agreements or transactions. Most of the guarantees and bond indemnities issued by Xcel Energy Inc. and its subsidiaries have a stated maximum amount.
As of Dec. 31, 2025 and 2024, Xcel Energy Inc. and its subsidiaries had no assets held as collateral related to their guarantees, bond indemnities and indemnification agreements. Guarantees and bond indemnities issued and outstanding for Xcel Energy were $120 million and $93 million at Dec. 31, 2025 and 2024, respectively.
Other Indemnification Agreements — Xcel Energy Inc. and its subsidiaries provide indemnifications through various contracts. These are primarily indemnifications against adverse litigation outcomes in connection with underwriting agreements, as well as breaches of representations and warranties, including corporate existence and transaction authorization. Additionally, Xcel Energy Inc. and its subsidiaries have agreed to reimburse purchasers of the subsidiaries’ transferable tax credits for any unexpected reductions or IRS disallowances.
Xcel Energy Inc.’s and its subsidiaries’ obligations under these agreements may be limited in terms of duration and amount. Maximum future payments under these indemnifications cannot be reasonably estimated as the dollar amounts are often not explicitly stated.

13. Other Comprehensive Income
Changes in accumulated other comprehensive loss, net of tax, for the years ended Dec. 31:

	2025
(Millions of Dollars)	Gains and Losses on Interest Rate Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(29)	$(39)	$(68)
Other comprehensive income (loss) before reclassifications	2	(1)	1
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (a)	2	—	2
Amortization of net actuarial losses (b)	—	2	2
Net current period other comprehensive income	4	1	5
Accumulated other comprehensive loss at Dec. 31	$(25)	$(38)	$(63)
(a)Included in interest charges.
(b)Included in the computation of net periodic pension and postretirement benefit costs. See Note 11 for further information.

	2024
(Millions of Dollars)	Gains and Losses on Interest Rate Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(53)	$(41)	$(94)
Other comprehensive income (loss) before reclassifications	22	(3)	19
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (a)	2	—	2
Amortization of net actuarial losses (b)	—	5	5
Net current period other comprehensive income	24	2	26
Accumulated other comprehensive loss at Dec. 31	$(29)	$(39)	$(68)
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
Equity method investments in the regulated natural gas utility segment of $81 million and $85 million at Dec. 31, 2025 and 2024, respectively, primarily relate to WYCO. Non-segment equity method investments of $204 million and $161 million as of Dec. 31, 2025 and 2024, respectively, relate to investments in energy technology funds.

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
Segment information and reconciliations to Xcel Energy’s consolidated operating revenues and net income:

	2025
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues	$12,160	$2,452	$14,612
Intersegment revenue	1	26	27
Total segment revenues	12,161	2,478	14,639
Electric fuel and purchased power	3,961	—	3,961
Cost of natural gas sold and transported	—	1,041	1,041
O&M expenses	2,259	425	2,684
Depreciation and amortization	2,525	413	2,938
Other segment expenses, net (a)	925	151	1,076
Interest charges and financing costs	886	125	1,011
Income tax (benefit) expense	(265)	67	(198)
Net income	$1,870	$256	$2,126

Total segment revenues			$14,639
Eliminate intersegment revenue			(27)
Non-segment revenues			57
Consolidated operating revenues			$14,669

Total segment net income			$2,126
Non-segment net loss			(108)
Consolidated net income			$2,018
(a)Other segment expenses, net, for 2025 additionally includes Marshall Wildfire litigation expense.

	2024
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues	$11,147	$2,230	$13,377
Intersegment revenue	2	22	24
Total segment revenues	11,149	2,252	13,401
Electric fuel and purchased power	3,788	—	3,788
Cost of natural gas sold and transported	—	951	951
O&M expenses	2,102	409	2,511
Depreciation and amortization	2,373	357	2,730
Other segment expenses, net	693	123	816
Interest charges and financing costs	767	113	880
Income tax (benefit) expense	(420)	62	(358)
Net income	$1,846	$237	$2,083

Total segment revenues			$13,401
Eliminate intersegment revenue			(24)
Non-segment revenues			64
Consolidated operating revenues			$13,441

Total segment net income			$2,083
Non-segment net loss			(147)
Consolidated net income			$1,936

	2023
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues	$11,446	$2,645	$14,091
Intersegment revenue	2	3	5
Total segment revenues	11,448	2,648	14,096
Electric fuel and purchased power	4,278	—	4,278
Cost of natural gas sold and transported	—	1,456	1,456
O&M expenses	2,011	386	2,397
Depreciation and amortization	2,111	323	2,434
Other segment expenses, net (a)	827	118	945
Interest charges and financing costs	670	96	766
Income tax (benefit) expense	(135)	50	(85)
Net income	$1,686	$219	$1,905

Total segment revenues			$14,096
Eliminate intersegment revenue			(5)
Non-segment revenues			115
Consolidated operating revenues			$14,206

Total segment net income			$1,905
Non-segment net loss			(134)
Consolidated net income			$1,771
(a)Other segment expenses, net, for 2023 additionally includes loss on Comanche Unit 3 litigation with CORE Electric Cooperative related to lost power damages and other costs and workforce reduction expenses.

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
No such activities occurred in 2024 or 2025.
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
Internal Control Over Financial Reporting
No changes in Xcel Energy’s internal control over financial reporting occurred during the most recent fiscal quarter ended Dec. 31, 2025 that materially affected, or are reasonably likely to materially affect, Xcel Energy’s internal control over financial reporting. Xcel Energy maintains internal control over financial reporting to provide reasonable assurance regarding the reliability of the financial reporting. Xcel Energy has evaluated and documented its controls in process activities, general computer activities, and on an entity-wide level.
During the year and in preparation for issuing its report for the year ended Dec. 31, 2025 on internal controls under section 404 of the Sarbanes-Oxley Act of 2002, Xcel Energy conducted testing and monitoring of its internal control over financial reporting. Based on the control evaluation, testing and remediation performed, Xcel Energy did not identify any material control weaknesses, as defined under the standards and rules issued by the Public Company Accounting Oversight Board, as approved by the SEC and as indicated in Xcel Energy’s Management Report on Internal Controls over Financial Reporting, which is contained in Item 8 herein.

ITEM 9B — OTHER INFORMATION
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended Dec. 31, 2025.
On Feb. 24, 2026, the Company approved a new executive severance and change in control plan. Under the plan, a participant whose employment is terminated under certain circumstances will receive severance benefits (consisting of base salary, target annual incentive and certain retirement and health benefits), which are then applied to a multiple. The multiple applied to the severance benefits is 2 for the CEO and 1.5 for the other executive officers. If the participant is terminated within two years following a change in control, the multiple applied to the severance benefits is 3 for the CEO and 2 for the other executive officers. Notwithstanding the foregoing, the severance multiple applied for a change in control termination impacting our currently serving executive vice presidents will be 3. The Xcel Energy Inc. Executive Severance and Change in Control Plan which goes into effect on March 1, 2026 is filed as Exhibit 10.33 hereto.

ITEM 9C — DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required under this Item with respect to Directors and Corporate Governance will be set forth in Xcel Energy Inc.’s Proxy Statement for its 2026 Annual Meeting of Shareholders under the captions “Proposal No. 1 Election of Directors,” "Board Committees," "Additional Compensation Program Features and Policies -- Insider Trading Policies and Policies on Hedging and Pledging" and “Delinquent Section 16(a) Reports” and is incorporated by reference. Information with respect to Executive Officers is included in Item 1 to this report under the caption “Information about our Executive Officers”.
Our Code of Conduct applies to Xcel Energy Inc.’s board of directors and all Xcel Energy employees, including the Chief Executive Officer, Chief Financial Officer and Controller. The Code of Conduct is available on our website at www.xcelenergy.com.
If any substantive amendments to the Code of Conduct are made or any waivers are granted, including any implicit waiver, from a provision of the Code of Conduct, to our Chief Executive Officer, Chief Financial Officer or Controller, we will disclose the nature of such amendment or waiver on our website at www.xcelenergy.com, or in a report on Form 8-K.

ITEM 11 — EXECUTIVE COMPENSATION

Information required under this Item is set forth in Xcel Energy Inc.’s Proxy Statement for its 2026 Annual Meeting of Shareholders under the captions “Compensation Discussion and Analysis,” “Report of the Compensation Committee,” “Executive Compensation” and “Director Compensation” and is incorporated by reference.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required under this Item is contained in Xcel Energy Inc.’s Proxy Statement for its 2026 Annual Meeting of Shareholders under the captions “Ownership of Securities” and “Executive Compensation -- Securities Authorized for Issuance under Equity Compensation Plans" and is incorporated by reference.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this Item is contained in Xcel Energy Inc.’s Proxy Statement for its 2026 Annual Meeting of Shareholders under the captions “Related Person Transactions” and “Board Planning and Composition – Director Independence” and is incorporated by reference.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required under this Item (aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34)) is contained in Xcel Energy Inc.’s Proxy Statement for its 2026 Annual Meeting of Shareholders under the caption “Independent Auditors” and is incorporated by reference.
PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1	Consolidated Financial Statements
	Management Report on Internal Controls Over Financial Reporting — For the year ended Dec. 31, 2025.
	Report of Independent Registered Public Accounting Firm — Financial Statements and Internal Controls Over Financial Reporting
	Consolidated Statements of Income — For each of the three years ended Dec. 31, 2025, 2024 and 2023.
	Consolidated Statements of Comprehensive Income — For each of the three years ended Dec. 31, 2025, 2024 and 2023.
	Consolidated Statements of Cash Flows — For each of the three years ended Dec. 31, 2025, 2024 and 2023.
	Consolidated Balance Sheets — As of Dec. 31, 2025 and 2024.
	Consolidated Statements of Common Stockholders’ Equity — For each of the three years ended Dec. 31, 2025, 2024 and 2023.

2	Schedule I — Condensed Financial Information of Registrant.
	Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended Dec. 31, 2025, 2024 and 2023.

3	Exhibits
*	Indicates incorporation by reference
+	Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

Xcel Energy Inc.
Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation of Xcel Energy Inc.	Xcel Energy Inc. Form 8-K dated May 16, 2012	3.01
3.02*	Bylaws of Xcel Energy Inc., as Amended and Restated on August 23, 2023	Xcel Energy Inc. Form 8-K dated August 23, 2023	3.02
4.01*	Description of Securities	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2019	4.01
4.02*	Indenture, dated as of Dec. 1, 2000, by and between Xcel Energy Inc. and U.S Bank Trust Company (as successor to Computershare Trust Company, N.A.), as Trustee	Xcel Energy Inc. Form 8-K dated Dec. 14, 2000	4.01
4.03*	Supplemental Indenture No. 3, dated as of June 1, 2006, by and between Xcel Energy Inc. and U.S. Bank Trust Company (as successor to Computershare Trust Company, N.A.), as Trustee, creating $300 million of 6.50% Senior Notes, Series due July 1, 2036	Xcel Energy Inc. Form 8-K dated June 6, 2006	4.01
4.04*	Supplemental Indenture No. 6, dated as of Sept. 1, 2011, by and between Xcel Energy Inc. and U.S Bank Trust Company (as successor to Computershare Trust Company, N.A.), as Trustee, creating $250 million of 4.80% Senior Notes, Series due Sept. 15, 2041	Xcel Energy Inc. Form 8-K dated Sept. 12, 2011	4.01
4.05*	Supplemental Indenture No. 10, dated as of Dec. 1, 2016, by and between Xcel Energy Inc. and U.S Bank Trust Company (as successor to Computershare Trust Company, N.A.), as Trustee, creating $500 million aggregate principal amount of 3.35% Senior Notes, Series due Dec. 1, 2026	Xcel Energy Inc. Form 8-K dated Dec. 1, 2016	4.01
4.06*	Supplemental Indenture No. 11, dated as of June 25, 2018, by and between Xcel Energy Inc. and U.S Bank Trust Company (as successor to Computershare Trust Company, N.A.), as Trustee, creating $500 million aggregate principal amount of 4.00% Senior Notes, Series due June 15, 2028	Xcel Energy Inc. Form 8-K dated June 25, 2018	4.01
4.07*	Supplemental Indenture No. 12, dated as of Nov. 7, 2019 by and between Xcel Energy Inc. and U.S Bank Trust Company (as successor to Computershare Trust Company, N.A.), as Trustee, creating $500 million aggregate principal amount of 2.60% Senior Notes, Series due Dec 1. 2029 and $500 million aggregate principal amount of 3.50% Senior Notes, Series due Dec. 1, 2049	Xcel Energy Inc. Form 8-K dated Nov. 7, 2019	4.01

4.08*	Supplemental Indenture No. 13, dated as of April 1, 2020 by and between Xcel Energy Inc. and U.S Bank Trust Company (as successor to Computershare Trust Company, N.A.), as Trustee, creating $600 million aggregate principal amount of 3.40% Senior Notes, Series due June 1, 2030	Xcel Energy Inc. Form 8-K dated April 1, 2020	4.01
4.09*	Supplemental Indenture No. 15, dated as of Nov. 3, 2021 between Xcel Energy Inc. and U.S Bank Trust Company (as successor to Computershare Trust Company, N.A.), as Trustee, creating $500 million aggregate principal amount of 1.75% Senior Notes, Series due March 15, 2027 and $300 million aggregate principal amount of 2.35% Senior Notes, Series due Nov. 15, 2031	Xcel Energy Inc. Form 8-K dated Nov. 3, 2021	4.01
4.10*	Supplemental Indenture No. 16, dated as of May 6, 2022, by and between Xcel Energy Inc. and U.S Bank Trust Company (as successor to Computershare Trust Company, N.A.), as Trustee, creating $700 million aggregate principal amount of 4.60% Senior Notes, Series due June 1, 2032	Xcel Energy Form 8-K dated May 6, 2022	4.01
4.11*	Supplemental Indenture No. 17, dated as of August 3, 2023, by and between Xcel Energy Inc. and U.S Bank Trust Company (as successor to Computershare Trust Company, N.A.), as Trustee, creating $800 million aggregate principal amount of 5.45% Senior Notes, Series due August 15, 2033.	Xcel Energy Form 8-K dated August 3, 2023	4.01
4.12*	Supplemental Indenture No. 18, dated as of February 29, 2024 by and between Xcel Energy Inc. and U.S. Bank Trust Company, National Association (as successor to Computershare Trust Company, N.A.), as trustee, creating $800,000,000 aggregate principal amount of 5.50% Senior Notes, Series due March 15, 2034.	Xcel Energy Inc Form 8-K dated February 29, 2024	4.01
4.13*	Supplemental Indenture No. 19, dated as of March 21, 2025 by and between Xcel Energy Inc. and U.S. Bank Trust Company, National Association (as successor to Computershare Trust Company, N.A.), as trustee, creating $350,000,000 aggregate principal amount of 4.75% Senior Notes, Series due March 21, 2028 and $750,000,000 aggregate principal amount of 5.60% Senior Notes, Series due April 15, 2035.	Xcel Energy Inc. Form 8-K dated March 21, 2025	4.01
4.14*	Junior Subordinated Indenture, dated as of October 1, 2025, by and between Xcel Energy Inc. and U.S. Bank Trust Company, National Association, as trustee.	Xcel Energy Inc. Form 8-K dated October 7, 2025	4.01
4.15*	Supplemental Indenture No. 1, dated as of October 7, 2025, by and between Xcel Energy Inc. and U.S. Bank Trust Company, National Association, as trustee, creating $900,000,000 aggregate principal amount of 6.25% Junior Subordinated Notes, Series due 2085.	Xcel Energy Inc. Form 8-K dated October 7, 2025	4.02
10.01*+	Xcel Energy Inc. Nonqualified Pension Plan (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.02
10.02*+	Xcel Energy Senior Executive Severance and Change-in-Control Policy (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.05
10.03*+	Second Amendment to Exhibit 10.02 dated Oct. 26, 2011	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2011	10.18
10.04*+	Fifth Amendment to Exhibit 10.02 dated May 3, 2016	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2016	10.01
10.05*+	Seventh Amendment to Exhibit 10.02 dated May 7, 2018	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2018	10.01
10.06*+	Eighth Amendment to Exhibit 10.02 dated March 31, 2020	Xcel Energy Inc. Form 10-Q for the quarter ended March 31, 2020	10.02
10.07*+	Ninth Amendment to Exhibit 10.02 dated May 22, 2020	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2020	10.01
10.08*+	Tenth Amendment to Exhibit 10.02 dated May 20, 2024	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2024	10.08
10.09*+	Eleventh Amendment to the Xcel Energy Senior Executive Severance and Change in Control Policy	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2025	10.01
10.10*+	Twelfth Amendment to the Xcel Energy Senior Executive Severance and Change in Control Policy	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2025	10.02
10.11*+	Xcel Energy Inc. Supplemental Executive Retirement Plan as amended and restated Jan. 1, 2009	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.17
10.12*+	Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.07
10.13*+	First Amendment to Exhibit 10.12 effective Nov. 29, 2011	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2011	10.17
10.14*+	Second Amendment to Exhibit 10.12 dated May 21, 2013	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2013	10.22
10.15*+	Third Amendment to Exhibit 10.12 dated Sept. 30, 2016	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2016	10.01
10.16*+	Fourth Amendment to Exhibit 10.12 dated Oct. 23, 2017	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2017	10.1
10.17*+	Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.34
10.18*+	Form of Award Agreement for Restricted Stock Units and/or Performance Share Units under the Xcel Energy Inc. 2015 Omnibus Incentive Plan for awards between 2020-2023	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2019	10.32
10.19*+	Form of Award Agreement for Restricted Stock Units and/or Performance Share Units under the Xcel Energy Inc. 2015 Omnibus Incentive Plan for awards in 2024	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2023	10.16
10.20*+	Form of Award Agreement for Retention-Based Restricted Stock Units under the Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 8-K dated Dec. 10, 2021	10.01
10.21*+	Xcel Energy Inc. Annual Incentive Plan, effective Feb. 21, 2024	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2023	10.18
10.22*+	Summary of Non-Employee Director Compensation, effective as of May 24, 2023	Xcel Energy Inc. Form 8-K dated Jan. 20, 2025	10.01
10.23*+	Stock Equivalent Plan for Non-Employee Directors of Xcel Energy Inc. as amended and restated effective Feb. 23, 2011	Xcel Energy Inc. Definitive Proxy Statement dated April 5, 2011	Appendix A
10.24*+	Stock Program for Non-Employee Directors of Xcel Energy Inc. as Amended and Restated on Dec. 12, 2017 under the 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.36

10.25*+	Xcel Energy Inc. 2024 Equity Incentive Plan	Xcel Energy Inc. Form S-8 dated May 22, 2024	4.03
10.26*+	Xcel Energy Inc. Stock Program for Non-Employee Directors (Effective May 22, 2024) under the 2024 Equity Incentive Plan	Xcel Energy Inc. Form 8-K dated May 22, 2024	10.01
10.27+	Form of Award Agreement for Restricted Stock Units under the Xcel Energy Inc. 2024 Equity Incentive Plan for awards since 2025.
10.28+	Form of Award Agreement for Performance Stock Units under the Xcel Energy Inc. 2024 Equity Incentive Plan for awards since 2025.
10.29*+	Form of Award Agreement for Retention-Based Restricted Stock Units under the Xcel Energy Inc. 2024 Equity Incentive Plan	Xcel Energy Inc. Form 8-K dated May 22, 2024	10.03
10.30*+	Form of Award Agreement for Restricted Stock under the Xcel Energy Inc. Equity Incentive Plan	Xcel Energy Inc. Form 8-K dated May 22, 2024	10.04
10.31*	Form of Services Agreement between Xcel Energy Services Inc. and utility companies	Xcel Energy Inc. Form U5B dated Nov. 16, 2000	H-1
10.32*+	Aircraft Time Sharing Agreement, effective Feb. 25, 2025, between Xcel Energy Services Inc., as Operator, and the Chief Executive Officer of Operator	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2024	10.30
10.33+	Xcel Energy Inc. Executive Severance and Change in Control Plan (Effective March 1, 2026)
10.34*	Fifth Amended and Restated Credit Agreement, dated as of May 6, 2025, among Xcel Energy Inc., as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank PLC, as Syndication Agents, Citibank, N.A., Mizuho Bank, Ltd., Morgan Stanley Senior Funding, Inc., MUFG Bank, Ltd. and Wells Fargo Bank, National Association, as Documentation Agents and the several lenders party thereto.	Xcel Energy Inc. Form 8-K dated May 6, 2025	99.01
10.35*	364-Day Delayed Draw Term Loan Agreement dated as of January 30, 2026 among Xcel Energy Inc., as Borrower, the several lenders from time to time parties thereto, and U.S. Bank National Association, as Administrative Agent.	Xcel Energy Inc. Form 8-K dated February 2, 2026	10.01
19.1*	Securities Trading Overall Policy	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2024	19.1
19.2*	Securities Trading for Pre-Clearance Persons Policy	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2024	19.2
NSP-Minnesota
4.16*
Supplemental and Restated Trust Indenture, dated May 1, 1988, from NSP-Minnesota to Harris Trust and Savings Bank, as Trustee, providing for the issuance of First Mortgage Bonds, Supplemental Indentures between NSP-Minnesota and said Trustee
		Xcel Energy Inc. Form S-3 dated April 18, 2018	4(b)(3)
4.17*	Supplemental Trust Indenture, dated as of March 1, 1998, from NSP-Minnesota to Harris Trust and Savings Bank, as Trustee, creating $150 million aggregate principal amount of 6.5% First Mortgage Bonds, Series due March 1, 2028	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2017	4.12
4.18*	Supplemental Trust Indenture, dated as of Aug. 1, 2000 (Assignment and Assumption of Trust Indenture)	NSP-Minnesota Form 10-12G dated Oct. 5, 2000	4.51
4.19*	Supplemental Trust Indenture, dated as of July 1, 2005, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, NA (as successor to BNY Midwest Trust Company), as Trustee, creating $250 million aggregate principal amount of 5.25% First Mortgage Bonds, Series due July 15, 2035	NSP-Minnesota Form 8-K dated July 14, 2005	4.01
4.20*	Supplemental Trust Indenture, dated as of May 1, 2006, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, NA (as successor to BNY Midwest Trust Company), as Trustee, creating $400 million aggregate principal amount of 6.25% First Mortgage Bonds, Series due June 1, 2036	NSP-Minnesota Form 8-K dated May 18, 2006	4.01
4.21*	Supplemental Trust Indenture, dated as of June 1, 2007, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, NA (as successor to BNY Midwest Trust Company), as Trustee, creating $350 million aggregate principal amount of 6.20% First Mortgage Bonds, Series due July 1, 2037	NSP-Minnesota Form 8-K dated June 19, 2007	4.01
4.22*	Supplemental Trust Indenture, dated as of Nov. 1, 2009, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company., NA, as Trustee, creating $300 million aggregate principal amount of 5.35% First Mortgage Bonds, Series due Nov. 1, 2039	NSP-Minnesota Form 8-K dated Nov. 16, 2009	4.01
4.23*	Supplemental Trust Indenture, dated as of Aug. 1, 2010, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, NA, as Trustee, creating $250 million aggregate principal amount of 4.85% First Mortgage Bonds, Series due Aug. 15, 2040	NSP-Minnesota Form 8-K dated Aug. 4, 2010	4.01
4.24*	Supplemental Trust Indenture, dated as of Aug. 1, 2012, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, NA, as Trustee, creating $500 million aggregate principal amount of 3.40% First Mortgage Bonds, Series due Aug. 15, 2042	NSP-Minnesota Form 8-K dated Aug. 13, 2012	4.01
4.25*	Supplemental Trust Indenture, dated as of May 1, 2014, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as Trustee, creating $300 million aggregate principal amount of 4.125% First Mortgage Bonds, Series due May 15, 2044	NSP-Minnesota Form 8-K dated May 13, 2014	4.01
4.26*	Supplemental Trust Indenture, dated as of Aug. 1, 2015, by and between NSP-Minnesota and The Bank of New York Mellon Company, N.A., as Trustee, creating $300 million aggregate principal amount of 4.00% First Mortgage Bonds, Series due Aug. 15, 2045	NSP-Minnesota Form 8-K dated Aug. 11, 2015	4.01
4.27*	Supplemental Trust Indenture, dated as of May 1, 2016, by and between NSP-Minnesota and The Bank of NY Mellon Trust Company, N.A., as Trustee, creating $350 million aggregate principal amount of 3.60% First Mortgage Bonds, Series due May 15, 2046	NSP-Minnesota Form 8-K dated May 31, 2016	4.01
4.28*	Supplemental Trust Indenture, dated as of Sept. 1, 2017, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as Trustee, creating $600 million aggregate principal amount of 3.60% First Mortgage Bonds, Series due Sept. 15, 2047	NSP-Minnesota Form 8-K dated Sept. 13, 2017	4.01
4.29*	Supplemental Trust Indenture, dated as of Sept. 1, 2019, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as Trustee, creating $600 million aggregate principal amount of 2.90% First Mortgage Bonds, Series due March 1, 2050	NSP-Minnesota Form 8-K dated Sept. 10, 2019	4.01
4.30*	Supplemental Indenture, dated as of June 8, 2020, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as Trustee, creating $700 million aggregate principal amount of 2.60% First Mortgage Bonds, Series due June 1, 2051	NSP-Minnesota 8-K dated June 15, 2020	4.01
4.31*	Supplemental Indenture, dated as of March 1, 2021, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as Trustee, creating $425 million principal amount of 2.25% First Mortgage Bonds, Series due April 1, 2031 and $425 million principal amount of 3.20% First Mortgage Bonds, Series due April 1, 2052	NSP-Minnesota 8-K dated March 30, 2021	4.01

4.32*	Supplemental Indenture, dated as of May 1, 2022, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as Trustee, creating $500 million aggregate principal amount of 4.50% First Mortgage Bonds, Series due June 1, 2052	NSP-Minnesota 8-K dated May 9, 2022	4.01
4.33*	Supplemental Trust Indenture dated as of May 1, 2023 between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as successor Trustee, creating $800 million aggregate principal amount of 5.10% First Mortgage Bonds, Series due May 15, 2053.	NSP-Minnesota 8-K dated May 8, 2023	4.01
4.34*	Supplemental Trust Indenture dated as of February 1, 2024 between Northern States Power Company and The Bank of New York Mellon Trust Company, N.A., as successor Trustee, creating $700,000,000 aggregate principal amount of 5.40% First Mortgage Bonds, Series due March 15, 2054.	NSP-Minnesota Form 8-K dated February 29, 2024	4.01
4.35*	Supplemental Trust Indenture dated as of April 1, 2025 between Northern States Power Company and The Bank of New York Mellon Trust Company, N.A., as successor Trustee, creating $600,000,000 aggregate principal amount of 5.05% First Mortgage Bonds, Series due May 15, 2035 and $500,000,000 aggregate principal amount of 5.65% First Mortgage Bonds, Series due May 15, 2055.	NSP-Minnesota Form 8-K dated May 5, 2025	4.01
10.35*	Restated Interchange Agreement dated Jan. 16, 2001 between NSP-Wisconsin and NSP-Minnesota	NSP-Wisconsin Form S-4 dated Jan. 21, 2004	10.01
10.36*	Fifth Amended and Restated Credit Agreement, dated as of May 6, 2025, among Northern States Power Company, a Minnesota corporation, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank PLC, as Syndication Agents, Citibank, N.A., Mizuho Bank, Ltd., Morgan Stanley Senior Funding, Inc., MUFG Bank, Ltd. and Wells Fargo Bank, National Association, as Documentation Agents and the several lenders party thereto.	Xcel Energy Inc. Form 8-K dated May 6, 2025	99.02

NSP-Wisconsin
4.36*
Supplemental and Restated Trust Indenture, dated as of March 1, 1991, by and between NSP-Wisconsin and U.S. Bank Trust Company, National Association (as successor to First Wisconsin Trust Company), as Trustee providing for the issuance of First Mortgage Bonds
		Xcel Energy Inc. Form S-3 dated April 18, 2018	4(c)(3)
4.37*	Trust Indenture, dated Sept. 1, 2000, by and between NSP-Wisconsin and U.S. Bank Trust Company, National Association (as successor to Firstar Bank, N.A.), as Trustee	NSP-Wisconsin Form 8-K dated Sept. 25, 2000	4.01
4.38*	Supplemental Trust Indenture, dated as of Sept. 1, 2008, by and between NSP-Wisconsin and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $200 million aggregate principal amount of 6.375% First Mortgage Bonds, Series due Sept. 1, 2038	NSP-Wisconsin Form 8-K dated Sept. 3, 2008	4.01
4.39*	Supplemental Trust Indenture, dated as of Oct. 1, 2012, by and between NSP-Wisconsin and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $100 million aggregate principal amount of 3.70% First Mortgage Bonds, Series due Oct. 1, 2042	NSP-Wisconsin Form 8-K dated Oct. 10, 2012	4.01
4.40*	Supplemental Trust Indenture, dated as of Nov 1, 2017, by and between NSP-Wisconsin and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $100 million aggregate principal amount of 3.75% First Mortgage Bonds, Series due Dec. 1, 2047	NSP-Wisconsin Form 8-K dated Dec. 4, 2017	4.01
4.41*	Supplemental Indenture, dated as of Sept. 1, 2018, by and between NSP-Wisconsin and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $200 million aggregate principal amount of 4.20% First Mortgage Bonds, Series due Sept. 1, 2048	NSP-Wisconsin Form 8-K dated Sept. 12, 2018	4.01
4.42*	Supplemental Trust Indenture, dated as of May 18, 2020, by and between NSP-Wisconsin and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $100 million aggregate principal amount of 3.05% First Mortgage Bonds, Series due May 1, 2051	NSP-Wisconsin Form 8-K dated May 26, 2020	4.01
4.43*	Supplemental Indenture dated as of July 19, 2021 between NSP-Wisconsin and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $100 million principal amount of 2.82% First Mortgage Bonds, Series due May 1, 2051	NSP-Wisconsin Form 8-K dated July 20, 2021	4.01
4.44*	Supplemental Trust Indenture, dated as of July 15, 2022, by and between NSP-Wisconsin and U.S. Bank Trust Company, National Association, as Trustee, creating $100 million aggregate principal amount of 4.86% First Mortgage Bonds, Series due Sept. 15, 2052	NSP-Wisconsin Form 8-K dated July 15, 2022	4.01
4.45*	Supplemental Indenture dated as of May 10, 2023 between NSP-Wisconsin and U.S. Bank Trust Company, National Association, as successor Trustee, creating 5.30% First Mortgage Bonds, Series due June 15, 2053	NSP-Wisconsin Form 8-K dated May 10, 2023	4.01
4.46*	Supplemental Indenture dated as of May 13, 2024 between Northern States Power Company and U.S. Bank Trust Company, National Association, as successor Trustee, creating $400 million principal amount of 5.65% First Mortgage Bonds, Series due June 15, 2054	NSP-Wisconsin Form 8-K dated May 16, 2024	4.01
10.37*	Restated Interchange Agreement dated Jan. 16, 2001 between NSP-Wisconsin and NSP-Minnesota	NSP-Wisconsin Form S-4 dated Jan. 21, 2004	10.01
10.38*	Fifth Amended and Restated Credit Agreement, dated as of May 6, 2025, among Northern States Power Company, a Wisconsin corporation, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank PLC, as Syndication Agents, Citibank, N.A., Mizuho Bank, Ltd., Morgan Stanley Senior Funding, Inc., MUFG Bank, Ltd. and Wells Fargo Bank, National Association, as Documentation Agents and the several lenders party thereto.	Xcel Energy Inc. Form 8-K dated May 6, 2025	99.05

PSCo
4.47*
Indenture, dated as of Oct. 1, 1993, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to Morgan Guaranty Trust Company of New York), as Trustee, providing for the issuance of First Collateral Trust Bonds
		Xcel Energy Inc. Form S-3 dated April 18, 2018	4(d)(3)
4.48*	Supplemental Indenture No. 17, dated as of Aug. 1, 2007, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $350 million of 6.25% First Mortgage Bonds, Series No. 17 due Sept. 1, 2037	PSCo Form 8-K dated Aug. 8, 2007	4.01
4.49*	Supplemental Indenture No. 18, dated as of Aug. 1, 2008, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $300 million aggregate principal amount of 6.50% First Mortgage Bonds, Series No. 19 due Aug. 1, 2038	PSCo Form 8-K dated Aug. 6, 2008	4.01
4.50*	Supplemental Indenture No. 21, dated as of Aug. 1, 2011, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $250 million aggregate principal amount of 4.75% First Mortgage Bonds, Series No. 22 due Aug. 15, 2041	PSCo Form 8-K dated Aug. 9, 2011	4.01
4.51*	Supplemental Indenture No. 22, dated as of Sept. 1, 2012, between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $500 million aggregate principal amount of 3.60% First Mortgage Bonds, Series No. 24 due Sept. 15, 2042	PSCo Form 8-K dated Sept. 11, 2012	4.01

4.52*	Supplemental Indenture No. 24, dated as of March 1, 2014, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $300 million aggregate principal amount of 4.30% First Mortgage Bonds, Series No. 27 due March 15, 2044	PSCo Form 8-K dated March 10, 2014	4.01
4.53*	Supplemental Indenture No. 26, dated as of June 1, 2016, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $250 million aggregate principal amount of 3.55% First Mortgage Bonds, Series No. 29 due June 15, 2046	PSCo Form 8-K dated June 13, 2016	4.01
4.54*	Supplemental Indenture No. 27, dated as of June 1, 2017, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $400 million aggregate principal amount of 3.80% First Mortgage Bonds, Series No. 30 due June 15, 2047	PSCo Form 8-K dated June 19, 2017	4.01
4.55*	Supplemental Indenture No. 28, dated as of June 1, 2018, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $350 million aggregate principal amount of 3.70% First Mortgage Bonds, Series No. 31 due June 15, 2028, and $350 million aggregate principal amount of 4.10% First Mortgage Bonds, Series No. 32 due June 15, 2048	PSCo Form 8-K dated June 21, 2018	4.01
4.56*	Supplemental Indenture No. 29, dated as of March 1, 2019, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $400 million aggregate principal amount of 4.05% First Mortgage Bonds, Series No. 33 due Sept. 15, 2049	PSCo Form 8-K dated March 13, 2019	4.01
4.57*	Supplemental Indenture No. 30, dated as of Aug. 1, 2019, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $550 million aggregate principal amount of 3.20% First Mortgage Bonds, Series No. 34 due March 1, 2050	PSCo Form 8-K dated August 13, 2019	4.01
4.58*	Supplemental Indenture No. 31, dated as of May 1, 2020, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $375 million aggregate principal amount of 2.70% First Mortgage Bonds, Series No. 35 due Jan. 15, 2051 and $375 million aggregate principal amount of 1.90% First Mortgage Bonds, Series No. 36 due Jan. 15, 2031	PSCo Form 8-K dated May 15, 2020	4.01
4.59*	Supplemental Indenture No. 32, dated as of February 1, 2021, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $750 million aggregate principal amount of 1.875% First Mortgage Bonds, Series No. 37 due June 15, 2031	PSCo Form 8-K dated March 1, 2021	4.01
4.60*	Supplemental Indenture No. 33, dated as of May 1, 2022, by and between PSCo and U.S. Bank Trust Company, National Association, as Trustee, creating $300 million aggregate principal amount of 4.10% First Mortgage Bonds, Series No. 38 due June 1, 2032 and $400 million aggregate principal amount of 4.50% First Mortgage Bonds, Series No. 39 due June 1, 2052	PSCo Form 8-K dated May 17, 2022	4.01
4.61*	Supplemental Indenture No. 34, dated as of March 1, 2023, between PSCo and U.S. Bank Trust Company, National Association, as successor Trustee, creating $850 million principal amount of 5.25% First Mortgage Bonds, Series No. 40 due April 1, 2053.	PSCo Form 8-K dated April 3, 2023	4.01
4.62*	Supplemental Indenture dated as of April 1, 2024, between Public Service Company of Colorado and U.S. Bank Trust Company, National Association, as successor Trustee, creating $450 million principal amount of 5.35% First Mortgage Bonds, Series No. 41 due 2034 and $750 million principal amount of 5.75% First Mortgage Bonds, Series No. 42 due 2054.	PSCo Form 8-K dated April 4, 2024	4.01
4.63*	Supplemental Indenture No. 36 dated as of March 1, 2025, between Public Service Company of Colorado and U.S. Bank Trust Company, National Association, as successor Trustee, creating $600 million principal amount of 5.85% First Mortgage Bonds, Series No. 43 due 2055.	PSCo Form 8-K dated March 20, 2025	4.03
4.64*	Supplemental Indenture No. 37 dated as of August 1, 2025, between Public Service Company of Colorado and U.S. Bank Trust Company, National Association, as successor Trustee, creating $800,000,000 million principal amount of 5.15% First Mortgage Bonds, Series No. 44 due 2035.	PSCo Form 8-K dated August 7, 2025	4.03
10.39*	Fifth Amended and Restated Credit Agreement, dated as of May 6, 2025, among Public Service Company of Colorado, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank PLC, as Syndication Agents, Citibank, N.A., Mizuho Bank, Ltd., Morgan Stanley Senior Funding, Inc., MUFG Bank, Ltd. and Wells Fargo Bank, National Association, as Documentation Agents and the several lenders party thereto.	Xcel Energy Inc. Form 8-K dated May 6, 2025	99.03

SPS
4.65*	Indenture, dated as of Feb. 1, 1999, by and between SPS and The Chase Manhattan Bank, as Trustee	SPS Form 8-K dated Feb. 25, 1999	99.2
4.66*	Third Supplemental Indenture, dated as of Oct. 1, 2003, by and between SPS and JPMorgan Chase Bank (as successor to The Chase Manhattan Bank), as Trustee, creating $100 million aggregate principal amount of Series C Notes, 6% due Oct. 1, 2033 and Series D Notes, 6% due Oct. 1, 2033	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2003	4.04
4.67*	Fourth Supplemental Indenture, dated as of Oct. 1, 2006, by and between SPS and The Bank of New York (as successor to The Chase Manhattan Bank), as Trustee, creating $250 million aggregate principal amount of Series F Notes, 6% due Oct. 1, 2036	SPS Form 8-K dated Oct. 3, 2006	4.01
4.68*	Indenture, dated as of Aug. 1, 2011, by and between SPS and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee	SPS Form 8-K dated Aug. 10, 2011	4.01
4.69*	Supplemental Indenture No. 1, dated as of Aug. 3, 2011, by and between SPS and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $200 million aggregate principal amount of 4.50% First Mortgage Bonds, Series No. 1 due Aug. 15, 2041	SPS Form 8-K dated Aug. 10, 2011	4.02
4.70*	Supplemental Indenture No. 4, dated as of Aug. 1, 2016, by and between SPS and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $300 million aggregate principal amount of 3.40% First Mortgage Bonds, Series No. 4 due Aug. 15, 2046	SPS Form 8-K dated Aug. 12, 2016	4.02
4.71*	Supplemental Indenture No. 5, dated as of Aug. 1, 2017, by and between SPS and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $450 million aggregate principal amount of 3.70% First Mortgage Bonds, Series No. 5 due Aug. 15 2047	SPS Form 8-K dated Aug 9. 2017	4.02
4.72*	Supplemental Indenture No. 6, dated as of Oct. 1, 2018, by and between SPS and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $300 million aggregate principal amount of 4.40% First Mortgage Bonds, Series No. 6 due Nov. 15, 2048	SPS Form 8-K dated Nov. 5, 2018	4.02
4.73*	Supplemental Indenture No. 7, dated as of June 1, 2019, by and between SPS and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $300 million aggregate principal amount of 3.75% First Mortgage Bonds, Series No. 7 due June 15, 2049	SPS Form 8-K dated June 18, 2019	4.02
4.74*	Supplemental Indenture No. 8, dated as of May 1, 2020, by and between SPS and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $600 million aggregate principal amount of 3.15% First Mortgage Bonds, Series No. 8 due May 1, 2050	SPS Form 8-K dated May 18, 2020	4.02

4.75*	Supplemental Indenture No. 9, dated as of May 1, 2022, by and between SPS and U.S. Bank Trust Company, National Association, as Trustee, creating $200 million aggregate principal amount of 5.15% First Mortgage Bonds, Series No. 9 due June 1, 2052	SPS Form 8-K dated May 31, 2022	4.02
4.76*	Supplemental Indenture No. 10 dated as of August 21, 2023 between SPS and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $100 million aggregate principal amount of 6.00% First Mortgage Bonds, Series No. 10 due 2053.	SPS Form 8-K dated August 21, 2023	4.01
4.77*	Supplemental Indenture No. 11 dated as of May 15, 2024 between Southwestern Public Service Company and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $600 million principal amount of 6.00% First Mortgage Bonds, Series No. 11 due 2054	SPS Form 8-K dated June 6, 2024	4.02
4.78*	Supplemental Indenture No. 12 dated as of April 15, 2025 between Southwestern Public Service Company and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating 5.30% First Mortgage Bonds, Series No. 12 due 2035.	SPS Form 8-K dated May 2, 2025	4.02
10.40*	Fifth Amended and Restated Credit Agreement, dated as of May 6, 2025, among Southwestern Public Service Company, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank PLC, as Syndication Agents, Citibank, N.A., Mizuho Bank, Ltd., Morgan Stanley Senior Funding, Inc., MUFG Bank, Ltd. and Wells Fargo Bank, National Association, as Documentation Agents and the several lenders party thereto.	Xcel Energy Inc. Form 8-K dated May 6, 2025	99.04

Xcel Energy Inc.
21.01	Subsidiaries of Xcel Energy Inc.
23.01	Consent of Independent Registered Public Accounting Firm
24.01	Powers of Attorney
31.01	Principal Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Principal Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.01	Mandatory Compensation Recovery Policy for Section 16 Officers
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SCHEDULE I
XCEL ENERGY INC.
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(amounts in millions, except per share data)

	Year Ended Dec. 31
	2025	2024	2023
Income
Equity earnings of subsidiaries	$2,173	$2,122	$1,948
Total income	2,173	2,122	1,948
Expenses and other deductions
Operating expenses	38	24	25
Other income	(179)	(76)	(13)
Interest charges and financing costs	366	300	235
Total expenses and other deductions	225	248	247
Income before income taxes	1,948	1,874	1,701
Income tax benefit	(70)	(62)	(70)
Net income	$2,018	$1,936	$1,771

Other Comprehensive Income
Pension and retiree medical benefits, net of tax	$1	$2	$(2)
Derivative instruments, net of tax	4	24	1
Other comprehensive income (loss)	5	26	(1)
Comprehensive income	$2,023	$1,962	$1,770

Weighted average common shares outstanding:
Basic	587	563	552
Diluted	589	563	552
Earnings per average common share:
Basic	$3.44	$3.44	$3.21
Diluted	3.42	3.44	3.21
See Notes to Condensed Financial Statements
XCEL ENERGY INC.
CONDENSED STATEMENTS OF CASH FLOWS
(amounts in millions)

	Year Ended Dec. 31
	2025	2024	2023
Operating activities
Net cash provided by operating activities	$878	$1,459	$1,586
Investing activities
Capital contributions to subsidiaries	(4,067)	(2,184)	(975)
Investment in debt securities — intercompany	(607)	(105)	—
Net return in the utility money pool	(171)	21	21
Net cash used in investing activities	(4,845)	(2,268)	(954)
Financing activities
Proceeds from (repayment of) short-term borrowings, net	615	70	(66)
Proceeds from issuance of long-term debt	1,970	795	792
Repayment of long-term debt	(600)	—	(500)
Proceeds from issuance of common stock	3,349	1,117	270
Dividends paid	(1,282)	(1,175)	(1,092)
Other	(6)	(6)	(13)
Net cash provided by (used in) financing activities	4,046	801	(609)
Net change in cash, cash equivalents, and restricted cash	79	(8)	23
Cash, cash equivalents and restricted cash at beginning of period	16	24	1
Cash, cash equivalents and restricted cash at end of period	$95	$16	$24
See Notes to Condensed Financial Statements
XCEL ENERGY INC.
CONDENSED BALANCE SHEETS
(amounts in millions)

	Dec. 31
	2025	2024
Assets
Cash and cash equivalents	$95	$16
Accounts receivable from subsidiaries, net	678	410
Other current assets	14	9
Total current assets	787	435
Investment in subsidiaries	31,496	26,519
Investment in debt securities — intercompany	953	166
Other assets	6	6
Total other assets	32,455	26,691
Total assets	$33,242	$27,126
Liabilities and Equity
Current portion of long-term debt	500	600
Dividends payable	355	314
Short-term debt	850	235
Other current liabilities	78	90
Total current liabilities	1,783	1,239
Other liabilities	18	28
Total other liabilities	18	28
Commitments and contingencies
Capitalization
Long-term debt	7,832	6,337
Common stockholders' equity	23,609	19,522
Total capitalization	31,441	25,859
Total liabilities and equity	$33,242	$27,126
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

Guarantees and Indemnifications
Xcel Energy Inc. provides guarantees and bond indemnities under specified agreements or transactions, which guarantee payment or performance. Xcel Energy Inc.’s exposure is based upon the net liability of the relevant subsidiary under the specified agreements or transactions. Most of the guarantees and bond indemnities issued by Xcel Energy Inc. limit the exposure to a maximum stated amount. As of Dec. 31, 2025 and 2024, Xcel Energy Inc. had no assets held as collateral related to guarantees, bond indemnities and indemnification agreements.
Guarantees and bond indemnities issued and outstanding as of Dec. 31, 2025:

(Millions of Dollars)	Guarantor	Guarantee Amount	Current Exposure	Triggering Event
Guarantees of Capital Services equipment purchase contracts	Xcel Energy Inc.	1,173	(a)	(b)
Guarantees of Xcel Energy Services Inc. performance and payments on operating lease agreements	Xcel Energy Inc.	43	43	(b)
Guarantee performance and payment of surety bonds for Xcel Energy Inc.’s utility subsidiaries (c)	Xcel Energy Inc.	120	(d)	(e)
(a)Relative to the guaranteed performance obligations of Capital Services, vendors have completed approximately 60% of the manufacturing required to deliver completed equipment.
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
Related Party Transactions
Xcel Energy Inc. presents related party receivables net of payables. Accounts and notes receivable net of payables with affiliates at Dec. 31:

(Millions of Dollars)	2025	2024
NSP-Minnesota	$113	$79
NSP-Wisconsin	4	11
PSCo	83	77
SPS	29	41
Xcel Energy Services Inc.	434	163
Other subsidiaries of Xcel Energy Inc.	15	39
	$678	$410
Dividends — Cash dividends paid to Xcel Energy Inc. by its subsidiaries were $1,258 million, $1,685 million and $1,693 million for the years ended Dec. 31, 2025, 2024 and 2023, respectively. These cash receipts are included in operating cash flows of the condensed statements of cash flows.
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
Money pool lending for Xcel Energy Inc.:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Dec. 31, 2025	Year Ended
		2025	2024	2023
Loan outstanding at period end	$171	$171	$—	$21
Average loan outstanding	27	14	18	27
Maximum loan outstanding	253	253	209	250
Weighted average interest rate, computed on a daily basis	3.89%	4.11%	5.34%	5.33%
Weighted average interest rate at end of period	3.88	3.88	5.34	N/A
Money pool interest income	$—	$1	$1	$1
During 2024, Xcel Energy Inc. purchased $166 million in aggregate principal amounts of NSP-Minnesota’s 2.60% First Mortgage Bonds Series due June 1, 2051 for $105 million.
During 2025, Xcel Energy Inc. purchased $787 million in aggregate principal amounts of NSP-Minnesota’s 4.125% First Mortgage Bonds Series due May 15, 2044, 4.00% First Mortgage Bonds Series due August 15, 2045, 3.60% First Mortgage Bonds Series due May 15, 2046, 2.90% First Mortgage Bonds Series due March 1, 2050, 2.60% First Mortgage Bonds Series due June 1, 2051, and 3.20% First Mortgage Bonds Series due April 1, 2052, for $607 million.
See notes to the consolidated financial statements in Part II, Item 8.
SCHEDULE II
Xcel Energy Inc. and Subsidiaries Valuation and Qualifying Accounts Years Ended Dec. 31

	Allowance for bad debts						NOL and tax credit valuation allowances
(Millions of Dollars)	2025		2024		2023		2025		2024		2023
Balance at Jan. 1	$111		$128		$122		$73		$70		$62
Additions charged to costs and expenses	64		64		79		37		45		26
Additions charged to other accounts	15	(a)	16	(a)	13	(a)	—		—		—
Deductions from reserves	(101)	(b)	(97)	(b)	(86)	(b)	(36)	(c)	(42)	(c)	(18)	(c)
Balance at Dec. 31	$89		$111		$128		$74		$73		$70
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

XCEL ENERGY INC.

Feb. 25, 2026	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated above.

	/s/ ROBERT C. FRENZEL	Chairman, President, Chief Executive Officer and Director
	Robert C. Frenzel	(Principal Executive Officer)

	/s/ BRIAN J. VAN ABEL	Executive Vice President, Chief Financial Officer
	Brian J. Van Abel	(Principal Financial Officer)

	/s/ MELISSA L. OSTROM	Senior Vice President, Controller
	Melissa L. Ostrom	(Principal Accounting Officer)

*
	Megan Burkhart	Director

*
	Lynn Casey	Director

*
	Maria Demaree	Director

*
	Netha Johnson	Director

*
	Patricia L. Kampling	Director

*
	George J. Kehl	Director

*
	Richard T. O’Brien	Director

*
	Charles Pardee	Director

*
	James Prokopanko	Director

*
	Devin Stockfish	Director

*
	Timothy Welsh	Director

*By:	/s/ BRIAN J. VAN ABEL
	Brian J. Van Abel	Attorney-in-Fact