Form 10-Q
period 2026-03-31
XCEL ENERGY INC
filed 2026-04-30
CIK 72903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April. 28, 2026
Common Stock, $2.50 par value	624,269,560 shares

This Form 10-Q is filed by Xcel Energy Inc. Additional information is available in various filings with the SEC. This report should be read in its entirety.

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
WYCO	WYCO Development, LLC
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
CPUC	Colorado Public Utilities Commission
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utilities Commission
NDPSC	North Dakota Public Service Commission
NMPRC	New Mexico Public Regulation Commission
NRC	Nuclear Regulatory Commission
PSCW	Public Service Commission of Wisconsin
PUCT	Public Utility Commission of Texas
SEC	Securities and Exchange Commission
SDPUC	South Dakota Public Utilities Commission

Other
AFUDC	Allowance for funds used during construction
ALJ	Administrative Law Judge
ASU	Accounting standards update
ATM	At-the-market
C&I	Commercial and Industrial
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by EPA regulating the management, storage and disposal of CCRs as a nonhazardous waste
CDD	Cooling degree-days
CEC	Colorado Energy Consumers
CEO	Chief executive officer
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act

CFO	Chief financial officer
CO2	Carbon dioxide
CUB	Citizens Utility Board
DOC	Minnesota Department of Commerce
DRIP	Dividend Reinvestment and Stock Purchase Program
DSM	Demand side management
EPS	Earnings per share
FEA	Federal Executive Agencies
FTR	Financial transmission right
GAAP	United States generally accepted accounting principles
GHG	Greenhouse Gas
HDD	Heating degree-days
IPP	Independent power producing entity
IRP	Integrated Resource Plan
LLC	Limited liability company
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
NAV	Net asset value
NOx	Nitrogen Oxides
O&M	Operating and maintenance
OAG	Office of the Minnesota Attorney General
PFAS	Per- and Polyfluoroalkyl Substances
PPA	Power purchase agreement
PTC	Production tax credit
RFP	Request for proposal
ROE	Return on equity
ROU	Right-of-use
RTO	Regional Transmission Organization
SIP	State implementation plan
SPP	Southwest Power Pool, Inc.
THI	Temperature-humidity index
UCA	Colorado Office of the Utility Consumer Advocate
VaR	Value at Risk
VIE	Variable interest entity
XLI	Xcel Large Industrials

Measurements
MMbtu	Million British Thermal Units
MW	Megawatts
MWh	Megawatt hours

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to 2026 EPS guidance, long-term EPS and dividend growth rate objectives, future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases or refunds to customers, expectations and intentions regarding regulatory proceedings, expected pension contributions, and expected impact on our results of operations, financial condition and cash flows of interest rate changes, increased credit exposure, and legal proceeding outcomes, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed in Xcel Energy’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2025 and subsequent filings with the Securities and Exchange Commission, could cause actual results to differ materially from management expectations as suggested by such forward-looking information: operational safety, including our nuclear generation facilities and other utility operations; successful long-term operational planning; risks associated with wildfires; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee workforce and third-party contractor factors; reputational impacts of actions by employees, directors, or third-parties; our ability to recover costs and our subsidiaries’ ability to recover costs from customers; risks associated with the growth in large load customers; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of Xcel Energy Inc. and its subsidiaries to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; our subsidiaries’ ability to make dividend payments; tax laws; uncertainty regarding epidemics; effects of geopolitical events, including war and acts of terrorism; cybersecurity threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather events; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties and wildfire damages in excess of liability insurance coverage; regulatory changes and/or limitations related to the use of natural gas as an energy source; challenging labor market conditions and our ability to attract and retain a qualified workforce; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions, except per share data)

	Three Months Ended March 31
	2026	2025
Operating revenues
Electric	$2,976	$2,835
Natural gas	1,030	1,055
Other	15	16
Total operating revenues	4,021	3,906

Operating expenses
Electric fuel and purchased power	1,019	1,020
Cost of natural gas sold and transported	520	513
Cost of sales — other	3	2
Operating and maintenance expenses	675	686
Conservation and demand side management expenses	121	110
Depreciation and amortization	768	728
Taxes (other than income taxes)	183	170
Marshall Wildfire litigation	(22)	—
Total operating expenses	3,267	3,229

Operating income	754	677

Other income, net	22	7
Earnings (loss) from equity method investments	13	(1)
Allowance for funds used during construction — equity	92	48

Interest charges and financing costs
Interest charges — includes other financing costs	412	332
Allowance for funds used during construction — debt	(40)	(23)
Total interest charges and financing costs	372	309

Income before income taxes	509	422
Income tax benefit	(47)	(61)
Net income	$556	$483

Weighted average common shares outstanding:
Basic	624	575
Diluted	626	577

Earnings per average common share:
Basic	$0.89	$0.84
Diluted	0.89	0.84

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2026	2025
Net income	$556	$483
Other comprehensive income
Derivative instruments:
Net fair value increase (decrease), net of tax	3	(5)
Reclassification of losses to net income, net of tax	1	1

Total other comprehensive income (loss)	4	(4)
Total comprehensive income	$560	$479

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2026	2025
Operating activities
Net income	$556	$483
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	767	734
Nuclear fuel amortization	27	29
Deferred income taxes	(5)	13
Allowance for equity funds used during construction	(92)	(48)
(Earnings) loss from equity method investments	(13)	1
Dividends from equity method investments	7	8
Provision for bad debts	13	19
Share-based compensation expense	11	9
Changes in operating assets and liabilities:
Accounts receivable	(30)	(58)
Accrued unbilled revenues	134	63
Inventories	2	(4)
Other current assets	415	(18)
Accounts payable	(191)	(105)
Net regulatory assets and liabilities	87	25
Other current liabilities	110	29
Pension and other employee benefit obligations	(77)	(124)
Other, net	(24)	(28)
Net cash provided by operating activities	1,697	1,028

Investing activities
Capital/construction expenditures	(3,022)	(1,988)
Purchase of investment securities	(763)	(241)
Proceeds from the sale of investment securities	763	240
Other, net	3	(2)
Net cash used in investing activities	(3,019)	(1,991)

Financing activities
(Repayments) proceeds from short-term borrowings, net	(70)	24
Proceeds from issuances of long-term debt	3,259	2,077
Proceeds from issuance of common stock	1	122
Dividends paid	(347)	(306)
Other, net	(35)	(10)
Net cash provided by financing activities	2,808	1,907

Net change in cash, cash equivalents and restricted cash	1,486	944
Cash, cash equivalents and restricted cash at beginning of period	274	179
Cash, cash equivalents and restricted cash at end of period	$1,760	$1,123

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(283)	$(252)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$1,315	$891
Inventory transfers to property, plant and equipment	59	61
Operating lease and finance lease right-of-use assets	48	55
Allowance for equity funds used during construction	92	48
Issuance of common stock for reinvested dividends and/or equity awards	18	18

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data

	March 31, 2026	Dec. 31, 2025
Assets
Current assets
Cash and cash equivalents	$1,760	$274
Accounts receivable, net	1,346	1,330
Accrued unbilled revenues	746	880
Inventories	709	761
Regulatory assets	482	529
Derivative instruments	138	165
Prepayments and other	701	1,075
Total current assets	5,882	5,014

Property, plant and equipment, net	67,808	65,639

Other assets
Nuclear decommissioning fund and other investments	4,336	4,389
Regulatory assets	3,020	2,998
Derivative instruments	66	54
Operating lease right-of-use assets	868	893
Finance lease right-of-use assets	1,431	1,348
Other	1,417	1,036
Total other assets	11,138	10,718
Total assets	$84,828	$81,371

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$1,001	$501
Short-term debt	1,480	1,550
Accounts payable	2,261	2,307
Regulatory liabilities	701	714
Taxes accrued	697	579
Accrued interest	419	337
Dividends payable	370	355
Derivative instruments	20	31
Operating lease liabilities	111	110
Other	576	605
Total current liabilities	7,636	7,089

Deferred credits and other liabilities
Deferred income taxes	5,918	6,004
Regulatory liabilities	6,387	6,277
Asset retirement obligations	3,937	3,888
Derivative instruments	56	67
Customer advances	128	129
Pension and employee benefit obligations	289	365
Operating lease liabilities	761	788
Finance lease liabilities	1,298	1,262
Other	60	61
Total deferred credits and other liabilities	18,834	18,841

Commitments and contingencies
Capitalization
Long-term debt	34,552	31,832
Common stock — 1,000,000,000 shares authorized of $2.50 par value; 624,162,780 and 623,600,715 shares outstanding at March 31, 2026 and December 31, 2025, respectively	1,560	1,559
Additional paid in capital	12,914	12,906
Retained earnings	9,391	9,207
Accumulated other comprehensive loss	(59)	(63)
Total common stockholders’ equity	23,806	23,609
Total liabilities and equity	$84,828	$81,371

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)
(amounts in millions, except per share data; shares in actual amounts)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholders' Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended March 31, 2026 and 2025
Balance at Dec. 31, 2024	574,365,598	$1,436	$9,601	$8,553	$(68)	$19,522
Net income				483		483
Other comprehensive loss					(4)	(4)
Dividends declared on common stock ($0.57 per share)				(328)		(328)
Issuances of common stock	2,181,453	5	117			122
Share-based compensation			11	(2)		9
Balance at March 31, 2025	576,547,051	$1,441	$9,729	$8,706	$(72)	$19,804

Balance at Dec. 31, 2025	623,600,715	$1,559	$12,906	$9,207	$(63)	$23,609
Net income				556		556
Other comprehensive income					4	4
Dividends declared on common stock ($0.59 per share)				(370)		(370)
Issuances of common stock	562,065	1	10			11
Share-based compensation			(2)	(2)		(4)
Balance at March 31, 2026	624,162,780	$1,560	$12,914	$9,391	$(59)	$23,806
See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of Xcel Energy as of March 31, 2026 and Dec. 31, 2025; the results of Xcel Energy’s operations, including the components of net income, comprehensive income, cash flows and changes in stockholders’ equity for the three months ended March 31, 2026 and 2025.
All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after March 31, 2026, up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2025 balance sheet information has been derived from the audited 2025 consolidated financial statements included in the Xcel Energy Inc. Annual Report on Form 10-K for the year ended Dec. 31, 2025.
Notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto included in the Xcel Energy Inc. Annual Report on Form 10-K for the year ended Dec. 31, 2025, filed with the SEC on Feb. 25, 2026.
Due to the seasonality of Xcel Energy’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1. Summary of Significant Accounting Policies
The significant accounting policies set forth in Note 1 to the consolidated financial statements in the Xcel Energy Inc. Annual Report on Form 10-K for the year ended Dec. 31, 2025 appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2. Accounting Pronouncements
Recently Issued
Disaggregation of Income Statement Expenses — In November 2024, the FASB issued ASU 2024-03 – Expense Disaggregation Disclosures (Subtopic 220-40), which requires disclosure of additional detail for certain categories of income statement expenses. The ASU is effective for annual reporting periods beginning after Dec. 15, 2026 and interim reporting periods beginning after Dec. 15, 2027. Xcel Energy is evaluating the impact of the new disclosure guidance.

3. Selected Balance Sheet Data

(Millions of Dollars)	March 31, 2026	Dec. 31, 2025
Accounts receivable, net
Accounts receivable	$1,429	$1,419
Less allowance for bad debts	(83)	(89)
Accounts receivable, net	$1,346	$1,330

(Millions of Dollars)	March 31, 2026	Dec. 31, 2025
Inventories
Materials and supplies	$501	$489
Fuel	147	156
Natural gas	61	116
Total inventories	$709	$761

(Millions of Dollars)	March 31, 2026	Dec. 31, 2025
Property, plant and equipment, net
Electric plant	$63,127	$61,892
Natural gas plant	10,663	10,517
Common and other property	3,815	3,790
Plant to be retired (a)	1,547	1,595
Construction work in progress	9,440	8,085
Total property, plant and equipment	88,592	85,879
Less accumulated depreciation	(21,242)	(20,710)
Nuclear fuel	3,693	3,678
Less accumulated amortization	(3,235)	(3,208)
Property, plant and equipment, net	$67,808	$65,639
(a)Amounts include Sherco Units 1 & 3 and A.S. King for NSP-Minnesota; Comanche Unit 3, Craig Unit 2, Hayden Units 1 and 2 for PSCo; and Tolk Unit 1 and 2 for SPS. Amounts are presented net of accumulated depreciation.

4. Borrowings and Other Financing Instruments
Short-Term Borrowings
Short-Term Debt — Xcel Energy Inc. and its utility subsidiaries meet their short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under their credit facilities and term loan agreements.
Commercial paper and term loan borrowings outstanding for Xcel Energy:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2026	Year Ended Dec. 31, 2025
Borrowing limit	$6,250	$4,750
Amount outstanding at period end	1,480	1,550
Average amount outstanding	2,014	1,026
Maximum amount outstanding	2,419	2,965
Weighted average interest rate, computed on a daily basis	4.05%	4.41%
Weighted average interest rate at period end	4.31	3.95
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

As of March 31, 2026, Xcel Energy Inc. and its utility subsidiaries had the following committed revolving credit facilities available:

(Millions of Dollars)	Credit Facility (a)	Drawn (b)	Available
Xcel Energy Inc.	$2,000	$675	$1,325
PSCo	1,200	48	1,152
NSP-Minnesota	800	44	756
SPS	600	55	545
NSP-Wisconsin	150	—	150
Total	$4,750	$822	$3,928
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
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity of the credit facility. Xcel Energy Inc. and its utility subsidiaries had no direct advances on the credit facilities outstanding as of March 31, 2026 and Dec. 31, 2025.
Letters of Credit — Xcel Energy Inc. and its utility subsidiaries use letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. There were $92 million of letters of credit outstanding under the credit facilities at both March 31, 2026 and Dec. 31, 2025. Amounts approximate their fair value and are subject to fees.
Additionally, in March 2026, NSP-Minnesota, PSCo and SPS each entered into an uncommitted letter of credit agreement with overall limits of $50 million, $50 million and $150 million, respectively, to provide additional letter of credit capacity outside of the revolving credit facilities. As of March 31, 2026, no letters of credit were outstanding under these continuing letter of credit agreements.
Bilateral Credit Agreement — In April 2026, NSP-Minnesota’s uncommitted bilateral credit agreement was renewed for an additional one-year term. The credit agreement is limited in use to support letters of credit.
As of March 31, 2026 and Dec. 31, 2025, NSP-Minnesota had $69 million of outstanding letters of credit under the $75 million bilateral credit agreement.
Term Loan Agreement — In January 2026, Xcel Energy Inc. entered into a $1.5 billion, 364-Day Delayed Draw Term Loan Agreement. The loan is unsecured and matures Jan. 30, 2027. The term loan includes one financial covenant, requiring Xcel Energy’s consolidated funded debt to total capitalization ratio to be less than or equal to 70 percent. Interest is at a rate equal to the Term SOFR rate, plus 85.0 basis points, or an alternate base rate. As of March 31, 2026 there was $750 million outstanding under the term loan facility.
Long-Term Borrowings and Other Financing Instruments
During the three months ended March 31, 2026, Xcel Energy Inc. and its utility subsidiaries issued the following:
•Xcel Energy Inc. issued $800 million in aggregate principal amount of 5.75% Fixed-to-Fixed Reset Rate Junior Subordinated Notes, Series due 2056.
•PSCo issued $700 million in aggregate principal amount of 4.15% First Mortgage Bonds, Series No. 45 due March 13, 2029 and $600 million in aggregate principal amount of 5.05% First Mortgage Bonds, Series No. 46 due June 15, 2036.
•NSP-Minnesota issued $600 million in aggregate principal amount of 4.85% First Mortgage Bonds due May 15, 2036 and $600 million in aggregate principal amount of 5.55% First Mortgage Bonds due May 15, 2056.
On April 1, 2026, NSP-Wisconsin priced a private placement of $250 million of 5.48% first mortgage bonds due June 15, 2041. The closing of the sale of the bonds is subject to execution of a bond purchase agreement and customary closing conditions and is expected to occur in June 2026.
ATM Equity Offerings — In August 2025, Xcel Energy Inc. filed a prospectus supplement under which it may sell up to $4 billion of its common stock through an ATM program. In addition to the issuance and sale of shares of common stock to or through sales agents, Xcel Energy Inc. also may use the 2025 ATM program to enter into forward sale agreements under separate forward sale confirmations between Xcel Energy Inc. and a banking counterparty.
Forward Sale Agreements — Xcel Energy Inc. has entered into multiple forward sale agreements in 2026 and 2025 in connection with completed public offerings of Xcel Energy common stock.
The following forward sale agreements remain outstanding as of March 31, 2026:

Agreements Entered	Common Shares (in millions)	Final Maturity	Minimum Expected Proceeds (millions of dollars)
2025 forward equity agreements (a)	12.2	Dec. 2026 to May 2027 (b)	$932	(c)
2025 collared forward equity agreements (a)	15.1	Dec. 2026	1,044	(d)
2026 forward equity agreements (a)	13.6	Dec. 2027 to Dec. 2028 (b)	1,098	(c)
(a)Entered under the 2025 ATM prospectus supplement.
(b)Final maturity date varies by agreement. Xcel Energy may settle the agreements at any time until final maturity.
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

The 2025 collared forward equity agreements cannot be settled until December 2026, and net cash settlement and net share settlement are generally unavailable. The 2025 and 2026 forward equity agreements could have been settled at March 31, 2026 with physical delivery of common shares to the banking counterparties in exchange for cash; if Xcel Energy unilaterally elected net cash or net share settlement, these agreements also could have been settled with cash or shares of common stock, as follows:

Pro-Forma/Hypothetical Transactions
Agreements Entered	Net Settlement proceeds (payments):		Physical Share Delivery Proceeds (millions of dollars)
	Common Shares (in millions)	Net Cash (millions of dollars)
2025 forward equity agreements	(0.5)	$(44)	$934
2026 forward equity agreements	0.2	14	1,099
Equity through DRIP and Benefits Program — Xcel Energy issued $45 million and $30 million of equity through the DRIP and benefits programs during the three months ended March 31, 2026 and 2025, respectively. The programs allow shareholders to reinvest their dividends directly in Xcel Energy Inc. common stock.
Xcel Energy Inc.’s Purchase of NSP-Minnesota’s First Mortgage Bonds — During the three months ended March 31, 2026, Xcel Energy Inc. purchased $48 million in aggregate principal amounts of NSP-Minnesota’s 3.60% First Mortgage Bonds Series due Sept. 15, 2047, 2.90% First Mortgage Bonds Series due March 1, 2050, 2.60% First Mortgage Bonds Series due June 1, 2051 and 3.20% First Mortgage Bonds Series due April 1, 2052, for $31 million. On a consolidated basis, Xcel Energy Inc.’s repurchases of NSP-Minnesota First Mortgage Bonds were accounted for as debt extinguishments and resulted in pre-tax gains of approximately $15 million, net of unamortized discount and debt issuance costs.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. Xcel Energy’s operating revenues consisted of the following:

	Three Months Ended March 31, 2026
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$904	$612	$1	$1,517
C&I	1,392	334	9	1,735
Other	35	—	2	37
Total retail	2,331	946	12	3,289
Wholesale	217	—	—	217
Transmission	186	—	—	186
Other	12	50	—	62
Total revenue from contracts with customers	2,746	996	12	3,754
Alternative revenue and other	230	34	3	267
Total revenues	$2,976	$1,030	$15	$4,021

	Three Months Ended March 31, 2025
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$924	$632	$1	$1,557
C&I	1,333	320	10	1,663
Other	35	—	2	37
Total retail	2,292	952	13	3,257
Wholesale	206	—	—	206
Transmission	172	—	—	172
Other	17	51	—	68
Total revenue from contracts with customers	2,687	1,003	13	3,703
Alternative revenue and other	148	52	3	203
Total revenues	$2,835	$1,055	$16	$3,906

6. Income Taxes
Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense.
Effective income tax reconciliation:

	Three Months Ended March 31
(Millions of Dollars)	2026	2025
Income before income taxes (domestic)	$509	$422

Federal statutory rate impact	107	89
(Decreases) increases in tax from:
Tax credits
PTCs (a)	(141)	(139)
Other	(3)	(4)
Regulatory adjustments (b)
AFUDC equity	(17)	(13)
Plant related excess deferred taxes	(15)	(14)
Other	4	4
State income taxes, net of federal tax effect (c)	22	14
Other	(4)	2
Income tax benefit	$(47)	$(61)

	Three Months Ended March 31
	2026	2025
Federal statutory rate	21.0%	21.0%
(Decreases) increases in tax from:
Tax credits
PTCs (a)	(27.8)	(33.1)
Other	(0.7)	(1.0)
Regulatory adjustments (b)
AFUDC equity	(3.4)	(3.0)
Plant related excess deferred taxes	(2.9)	(3.2)
Other	0.8	0.8
State income taxes, net of federal tax effect (c)	4.3	3.3
Other	(0.5)	0.7
Effective income tax rate	(9.2)%	(14.5)%
(a)Wind and Solar PTCs (net of transfer discounts) are generally credited to customers (reduction to revenue) and do not materially impact earnings.
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
•Liability awards subject to a performance condition; any portions settled in shares are included in common shares outstanding upon settlement.
Common shares outstanding used in the basic and diluted EPS computation:

	Three Months Ended March 31
(Shares in Millions)	2026	2025
Basic	624	575
Diluted (a)	626	577
(a)Diluted common shares outstanding included common stock equivalents of 2.0 million and 1.4 million for the three months ended March 31, 2026 and 2025, respectively.

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
Unrealized gains for the nuclear decommissioning fund were $1.7 billion and $1.8 billion as of March 31, 2026 and Dec. 31, 2025, respectively, and unrealized losses were $48 million and $47 million as of March 31, 2026 and Dec. 31, 2025, respectively.
Non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund:

	March 31, 2026
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$54	$54	$—	$—	$—	$54
Commingled funds	722	—	—	—	1,074	1,074
Debt securities	988	—	971	11	—	982
Equity securities	497	1,788	1	—	—	1,789
Total	$2,261	$1,842	$972	$11	$1,074	$3,899
(a)Reported in nuclear decommissioning fund and other investments on the consolidated balance sheets, which also includes $272 million of equity method investments and $165 million of rabbi trust assets and other miscellaneous investments.

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
For the three months ended March 31, 2026 and 2025, there were no transfers of Level 3 investments between levels.
Contractual maturity dates of debt securities in the nuclear decommissioning fund as of March 31, 2026:

	Final Contractual Maturity
(Millions of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Debt securities	$8	$440	$339	$195	$982
Rabbi Trusts
Xcel Energy has established rabbi trusts to provide partial funding for future deferred compensation plan distributions. The fair value of assets held in the rabbi trusts were $107 million at both March 31, 2026 and Dec. 31, 2025, comprised of cash equivalents and mutual funds (level 1 valuation methods). Amounts are reported in nuclear decommissioning fund and other investments on the consolidated balance sheet.
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
As of March 31, 2026, accumulated other comprehensive loss related to interest rate derivatives included $3 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of March 31, 2026, Xcel Energy had unsettled interest rate derivatives with a notional amount of $130 million.
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
The most significant derivative positions outstanding at March 31, 2026 and Dec. 31, 2025 for this purpose relate to FTR instruments administered by MISO and SPP. These instruments are intended to offset the impacts of transmission system congestion.
When Xcel Energy enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers, the instruments are not typically designated as qualifying hedging transactions. The classification of unrealized losses or gains on these instruments as a regulatory asset or liability, if applicable, is based on approved regulatory recovery mechanisms.
As of March 31, 2026, Xcel Energy had no commodity contracts designated as cash flow hedges.
Gross notional amounts of commodity forwards, options and FTRs:

(Amounts in Millions) (a)(b)	March 31, 2026	Dec. 31, 2025
MWh of electricity	28	35
MMBtu of natural gas	40	31
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
As of March 31, 2026, three of Xcel Energy’s ten most significant counterparties for these activities, comprising $27 million, or 20%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings.
Six of the ten most significant counterparties, comprising $69 million, or 51%, of this credit exposure, were not rated by these external ratings agencies, but based on Xcel Energy’s internal analysis, had credit quality consistent with investment grade.
One of these significant counterparties, comprising $14 million, or 10%, of this credit exposure, had credit quality less than investment grade, based on internal analysis.
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
As of March 31, 2026 and Dec. 31, 2025, there were $4 million and $7 million of derivative liabilities with such underlying contract provisions.
Certain contracts also contain cross default provisions that may require the posting of collateral or settlement of the contracts if there was a failure under other financing arrangements related to payment terms or other covenants.
As of March 31, 2026 and Dec. 31, 2025, there were approximately $42 million and $62 million of derivative liabilities with such underlying contract provisions, respectively.
Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that a given utility subsidiary’s ability to fulfill its contractual obligations is reasonably expected to be impaired.
Xcel Energy had no collateral posted related to adequate assurance clauses in derivative contracts as of March 31, 2026 and Dec. 31, 2025, respectively.

Recurring Derivative Fair Value Measurements
Impact of derivative activity:

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory Assets and Liabilities
Three Months Ended March 31, 2026
Derivatives designated as cash flow hedges:
Interest rate	$4	$—
Total	$4	$—
Other derivative instruments:
Electric commodity	$—	$(14)
Natural gas commodity	—	10
Total	$—	$(4)

Three Months Ended March 31, 2025
Derivatives designated as cash flow hedges:
Interest rate	$(4)	$—
Total	$(4)	$—
Other derivative instruments:
Electric commodity	$—	$5
Natural gas commodity	—	7
Total	$—	$12

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and Liabilities
Three Months Ended March 31, 2026
Derivatives designated as cash flow hedges:
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments:
Commodity trading	$—		$—		$4	(b)
Electric commodity	—		(25)	(c)	—
Natural gas commodity	—		—		(14)	(d)(e)
Total	$—		$(25)		$(10)

Three Months Ended March 31, 2025
Derivatives designated as cash flow hedges:
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments:
Commodity trading	$—		$—		$(13)	(b)
Electric commodity	—		(5)	(c)	—
Natural gas commodity	—		—		(13)	(d)(e)
Total	$—		$(5)		$(26)
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
(d)Other than $2 million of 2026 and 2025 losses recorded to electric fuel and purchased power, amounts are recorded to cost of natural gas sold and transported. Amounts are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset, as appropriate.
(e)Relates primarily to option premium amortization.
Xcel Energy had no derivative instruments designated as fair value hedges during the three months ended March 31, 2026 and 2025.

Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2026						Dec. 31, 2025
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Derivatives designated as cash flow hedges:
Interest rate	$—	$4	$—	$4	$—	$4	$—	$1	$—	$1	$—	$1
Other derivative instruments:
Commodity trading	$3	$9	$4	$16	$(12)	$4	$2	$13	$7	$22	$(16)	$6
Electric commodity	—	—	131	131	(1)	130	—	—	147	147	(3)	144
Natural gas commodity	—	—	—	—	—	—	—	14	—	14	—	14
Total current derivative assets	$3	$13	$135	$151	$(13)	$138	$2	$28	$154	$184	$(19)	$165
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$3	$25	$25	$53	$(7)	$46	$3	$28	$34	$65	$(11)	$54
Electric commodity	—	—	20	20	—	20	—	—	—	—	—	—
Total noncurrent derivative assets	$3	$25	$45	$73	$(7)	$66	$3	$28	$34	$65	$(11)	$54

	March 31, 2026						Dec. 31, 2025
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Other derivative instruments:
Commodity trading	$5	$17	$6	$28	$(14)	$14	$5	$22	$6	$33	$(18)	$15
Electric commodity	—	—	1	1	(1)	—	—	—	3	3	(3)	—
Natural gas commodity	—	—	—	—	—	—	—	10	—	10	—	10
Total current derivative liabilities	$5	$17	$7	$29	$(15)	14	$5	$32	$9	$46	$(21)	25
PPAs (b)						6						6
Current derivative instruments						$20						$31
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$4	$18	$34	$56	$(9)	$47	$6	$24	$40	$70	$(13)	$57
Total noncurrent derivative liabilities	$4	$18	$34	$56	$(9)	47	$6	$24	$40	$70	$(13)	57
PPAs (b)						9						10
Noncurrent derivative instruments						$56						$67
(a)Xcel Energy nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement. At March 31, 2026 and Dec. 31, 2025, derivative assets and liabilities include no obligations to return cash collateral. At both March 31, 2026 and Dec. 31, 2025, derivative assets and liabilities include rights to reclaim cash collateral of $4 million. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)Xcel Energy currently applies the normal purchase exception to qualifying PPAs. Balance relates to specific contracts that were previously recognized at fair value prior to applying the normal purchase exception, and are being amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Changes in Level 3 commodity derivatives:

	Three Months Ended March 31
(Millions of Dollars)	2026	2025
Balance at Jan. 1	$139	$99
Purchases (a)	105	66
Settlements (a)	(47)	(57)
Net transactions recorded during the period:
Losses recognized in earnings (b)	(7)	(2)
Net (losses) gains recognized as regulatory assets and liabilities (a)	(51)	12
Balance at March 31	$139	$118
(a)Relates primarily to NSP-Minnesota and SPS FTR instruments administered by MISO and SPP.
(b)Relates to commodity trading and is subject to offsetting losses and gains on derivative instruments categorized as levels 1 and 2 in the income statement. See above tables for the income statement impact of derivative activity, including commodity trading gains and losses.
Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	March 31, 2026		Dec. 31, 2025
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$35,553	$32,563	$32,333	$29,943
Fair value of Xcel Energy’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of March 31, 2026 and Dec. 31, 2025, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

9. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended March 31
	2026	2025	2026	2025
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$20	$19	$—	$—
Interest cost (a)	39	39	6	6
Expected return on plan assets (a)	(50)	(52)	(5)	(5)
Amortization of net loss (a)	11	7	1	1
Net periodic benefit cost	20	13	2	2
Effects of regulation	(1)	2	—	—
Net benefit cost recognized for financial reporting	$19	$15	$2	$2
(a)The components of net periodic cost other than the service cost component are included in the line item “Other income, net” in the consolidated statements of income or capitalized on the consolidated balance sheets as a regulatory asset.
In January 2026, contributions totaling $75 million were made across Xcel Energy’s pension plans. Xcel Energy does not expect additional pension contributions during 2026.

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
SPS is aware of approximately 73 complaints, most of which have also named Xcel Energy Services Inc. as an additional defendant, relating to the Smokehouse Creek Fire Complex. The complaints, which assert claims on behalf of one or more plaintiffs, generally allege that SPS’ equipment ignited the Smokehouse Creek Fire Complex and seek compensation for losses resulting from the fire, asserting various causes of action under Texas law. In addition to seeking compensatory damages, certain of the complaints also seek exemplary damages. Of the 73 complaints, 26 have been resolved.
SPS has received 304 claims through its claims process, net of duplicative, withdrawn and denied claims, and has reached final settlements on 231 of those claims as of the date of this filing. In addition to filed complaints and claims made through SPS’ claims process, SPS has also received information from attorneys for approximately 107 claims which have not been submitted through the claims process and have also not been filed as lawsuits and has reached settlement of 79 of those claims through mediation.
A higher amount of claims was received in the first quarter of 2026, relative to recent months, which SPS believes is due to the generally applicable two-year statute of limitations for claims for property damage in Texas.
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

SPS has settled claims related to both fatalities believed to be associated with the Smokehouse Creek Fire Complex. Settlements have also been reached with the subrogated insurer plaintiffs as well as the three largest claims asserted from the fire, as measured by fire-impacted acreage. Settlements reached as of the date of this filing total $397 million of expected loss payments, of which $385 million and $374 million were paid through March 31, 2026 and Dec. 31, 2025, respectively.
Based on the current state of the law and the facts and circumstances available as of the date of this filing, Xcel Energy has recorded $63 million of remaining estimated probable losses for the matter (before available insurance), for a total estimated loss of $460 million. Additionally, approximately $40 million in legal costs have been incurred as of March 31, 2026, resulting in total estimated losses and incurred costs related to this proceeding of $500 million as of March 31, 2026. An estimated liability of $75 million and $56 million for estimated losses is presented in other current liabilities as of March 31, 2026 and Dec. 31, 2025, respectively.
The estimated remaining probable losses for complaints and claims in connection with the Smokehouse Creek Fire Complex (before available insurance) represents the low end of the range for remaining reasonably estimable losses and is subject to change as additional information becomes available. This estimate does not include amounts for (i) potential penalties or fines that may be imposed by governmental entities on Xcel Energy, (ii) exemplary or punitive damages, (iii) compensation claims by federal, state, county and local government entities or agencies, (iv) unsettled compensation claims for damage to oil and gas equipment, or (v) other amounts that are not reasonably estimable.
Xcel Energy remains unable to reasonably estimate any additional loss or the upper end of the range because there are a number of unknown facts and legal considerations that may impact the amount of any potential liability, including the nature of demands that may be made. Resolution of remaining complaints and claims associated with the Smokehouse Creek Fire Complex could exceed our insurance coverage of $525 million for the annual policy period (of which approximately $90 million of coverage remains after consideration of settlements reached and legal costs incurred through March 31, 2026) and could have a material adverse effect on our financial condition, results of operations or cash flows.
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
SPS records insurance recoveries when it is deemed probable that recovery will occur, and SPS can reasonably estimate the amount or range. Insurance receivables for estimated losses of approximately $185 million and $195 million, net of recoveries received are presented in prepayments and other current assets as of March 31, 2026 and Dec. 31, 2025, respectively. While SPS plans to seek recovery of all insured losses, it is unable to predict the ultimate amount and timing of such insurance recoveries.
Marshall Wildfire Litigation — In December 2021, a wildfire occurred in Boulder County, Colorado (Marshall Fire). According to a 2023 report of the Boulder County Sheriff, on Dec. 30, 2021, a fire ignited on a residential property in Boulder, Colorado for reasons unrelated to PSCo’s power lines. Also according to the report, approximately one hour and 20 minutes after the first ignition, a second fire ignited just south of the Marshall Mesa Trailhead in unincorporated Boulder County, Colorado, approximately 80 to 110 feet away from PSCo’s power lines in the area.
PSCo received complaints alleging that PSCo’s equipment ignited the Marshall Fire and asserted various causes of action under Colorado law. In addition to asserting claims against PSCo and certain of its affiliates, various plaintiffs asserted claims against certain telecommunications companies.
In September 2025, Xcel Energy, Qwest Corporation and Teleport Communications America, LLC reached settlement agreements in principle that resolve all claims asserted by the subrogation insurers, the public entity plaintiffs and individual plaintiffs, and required PSCo to make settlement payments of $640 million. PSCo did not admit any fault, wrongdoing or negligence in connection with these settlement agreements.
As a result of settlements as well as legal and other costs of the matter, PSCo recognized charges to earnings of $298 million in the year ended Dec. 31, 2025, after consideration of total costs expected to be reimbursed by insurance. In the first quarter of 2026, PSCo increased its estimated amount recoverable from insurance resulting in a $22 million credit to earnings. As of April 2026, final settlement documentation has been executed with the subrogation insurers, the public entity plaintiffs and nearly all the individual plaintiffs, and these parties have received payment. The only remaining litigation concerns three related individual plaintiffs who continue to prosecute their claims.
Remaining estimated liabilities of $7 million and $5 million are presented in other current liabilities as of March 31, 2026 and Dec. 31, 2025, respectively.
PSCo records insurance recoveries when it is deemed probable that recovery will occur, and PSCo can reasonably estimate the amount or range. Insurance receivables of $25 million and $353 million related to settlements are presented in prepayments and other current assets as of March 31, 2026 and Dec. 31, 2025, respectively.
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
In March 2026, the ALJ recommended a $41 million disallowance of estimated replacement power costs. As a result, in the first quarter of 2026, NSP-Minnesota recognized an incremental $37 million in customer refunds, including interest, to electric revenues. A MPUC decision is expected in the second quarter of 2026.
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
MGP, Landfill and Disposal Sites
Xcel Energy is investigating, remediating or performing post-closure actions at 15 historical MGP, landfill or other disposal sites across its service territories, excluding sites that are being addressed under current coal ash regulations (see below).
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
If certain impacts to groundwater are detected, utilities are required to perform additional groundwater investigations and/or perform corrective actions.
Xcel Energy continues to perform site investigation activities related to the CCR Rule, which may result in updates to estimated costs as well as identification of additional required corrective actions.
In February 2026, the EPA issued a final rule amending the CCR Legacy rule. The ruling extends deadlines for various regulatory actions and clarifies previous information regarding implementation of the rule. Xcel Energy anticipates impacts to be consistent with prior accruals.
In April 2026, the EPA published a new proposed rule with additional amendments to the CCR Legacy Rule. Xcel Energy is evaluating this proposed rule and its potential impacts.
Air
Clean Air Act NOx Allowance Allocations — In June 2023, the EPA published final regulations for ozone under the “Good Neighbor” provisions of the Clean Air Act that established NOx allowance budgets for fossil fuel-fired electric generating facilities in subject states. The final rule establishes a federal plan and applies to generation facilities in Minnesota, Texas, and Wisconsin, as well as other states outside of our service territory. The EPA later proposed to include New Mexico in the federal plan.
If the rule is implemented, Xcel Energy anticipates the annual costs could be significant but would be recoverable through regulatory mechanisms. However, the plan is subject to both judicial and administrative stays while the EPA reconsiders the rule. In January 2026, the EPA proposed Phase 1 of its reconsideration of the “Good Neighbor” rule. Xcel Energy will continue to evaluate any additional phases of the reconsideration of this rule as they are published by the EPA.
Leases
PPA finance lease payments are allocated between interest charges and depreciation and amortization on the consolidated statements of income. PPA operating lease payments are included in electric fuel and purchased power, and expense for other operating leases is included in O&M expense and electric fuel and purchased power.
Components of lease expense:

	Three Months Ended March 31
(Millions of Dollars)	2026	2025
Operating leases
PPA capacity payments	$29	$57
Other operating leases (a)	13	13
Total operating lease expense	$42	$70
Finance leases
Amortization of ROU assets	$10	$1
Interest expense on lease liability	22	4
Total finance lease expense	$32	$5
(a)Includes immaterial short-term lease expense.

Commitments under operating and finance leases as of March 31, 2026:

(Millions of Dollars)	PPA Operating Leases	Other Operating Leases	Total Operating Leases	Finance Leases (a)
Total minimum obligation	$603	$620	$1,223	$2,223
Interest component of obligation	(86)	(265)	(351)	(885)
Present value of minimum obligation	$517	$355	872	1,338
Less current portion			(111)	(40)
Noncurrent operating and finance lease liabilities			$761	$1,298
(a)Excludes certain amounts related to PSCo’s lease obligations given Xcel Energy’s 50% ownership interest in WYCO.
Variable Interest Entities
Under certain PPAs, NSP-Minnesota, PSCo and SPS purchase power from IPPs for which the utility subsidiaries are required to reimburse fuel costs, or to participate in tolling arrangements under which the utility subsidiaries procure the natural gas required to produce the energy that they purchase. Xcel Energy has determined that certain IPPs are VIEs, however Xcel Energy is not directly subject to risk of loss from the operations of these entities, and no additional significant financial support is required other than contractual payments for energy and capacity.
In addition, certain solar PPAs provide an option to purchase emission allowances or sharing provisions for specified transactions. These specific PPAs create a variable interest in the IPP.
Xcel Energy evaluated each of these VIEs for possible consolidation and concluded that these entities are not required to be consolidated in its consolidated financial statements because Xcel Energy does not have the power to direct the activities that most significantly impact the entities’ economic performance.
The utility subsidiaries had 3,476 MW of capacity under long-term PPAs at both March 31, 2026 and Dec. 31, 2025 with entities that have been determined to be variable interest entities. The PPAs have expiration dates through 2048.
Other
Guarantees and Bond Indemnifications — Xcel Energy Inc. and its subsidiaries provide guarantees and bond indemnities, which guarantee payment or performance. Xcel Energy Inc.’s exposure is based upon the net liability under the specified agreements or transactions. Most of the guarantees and bond indemnities issued by Xcel Energy Inc. and its subsidiaries have a stated maximum amount.
As of March 31, 2026 and Dec. 31, 2025, Xcel Energy had no assets held as collateral related to their guarantees, bond indemnities and indemnification agreements. Guarantees and bond indemnities issued and outstanding for Xcel Energy were approximately $120 million at March 31, 2026 and Dec. 31, 2025.
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

11. Other Comprehensive Loss
Changes in accumulated other comprehensive loss, net of tax:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(25)	$(38)	$(63)	$(29)	$(39)	$(68)
Other comprehensive gain (loss) before reclassifications	3	—	3	(5)	—	(5)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (a)	1	—	1	1	—	1
Net current period other comprehensive income (loss)	4	—	4	(4)	—	(4)
Accumulated other comprehensive loss at March 31	$(21)	$(38)	$(59)	$(33)	$(39)	$(72)
(a)Included in interest charges.

12. Segment Information
Segment information and reconciliation to Xcel Energy’s consolidated net income:

	Three Months Ended March 31, 2026
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues	$2,976	$1,030	$4,006
Intersegment revenue	—	4	4
Total segment revenues	2,976	1,034	4,010
Electric fuel and purchased power	1,019	—	1,019
Cost of natural gas sold and transported	—	520	520
O&M expenses	558	106	664
Depreciation and amortization	653	110	763
Other segment expenses, net	144	42	186
Interest charges and financing costs	250	34	284
Income tax (benefit) expense	(77)	52	(25)
Net income	$429	$170	$599

Total segment net income			$599
Non-segment net loss			(43)
Consolidated net income			$556

	Three Months Ended March 31, 2025
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues	$2,835	$1,055	$3,890
Intersegment revenue	—	5	5
Total segment revenues	2,835	1,060	3,895
Electric fuel and purchased power	1,020	—	1,020
Cost of natural gas sold and transported	—	513	513
O&M expenses	567	106	673
Depreciation and amortization	625	99	724
Other segment expenses, net	172	56	228
Interest charges and financing costs	204	30	234
Income tax (benefit) expense	(95)	61	(34)
Net income	$342	$195	$537

Total segment net income			$537
Non-segment net loss			(54)
Consolidated net income			$483
Equity method investments in the regulated natural gas utility segment of $66 million and $81 million at March 31, 2026 and Dec. 31, 2025, respectively, primarily relate to WYCO. Non-segment equity method investments of $206 million and $204 million as of March 31, 2026 and Dec. 31, 2025, respectively, relate to investments in energy technology funds.
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
The following table provides a reconciliation of GAAP earnings (net income) to ongoing earnings:

	Three Months Ended March 31
(Millions of Dollars)	2026	2025
GAAP net income	$556	$483
Prairie Island outage refunds	37	—
Marshall Wildfire litigation	(22)	—
Tax effect	(4)	—
Ongoing earnings	$567	$483
Prairie Island Outage Refunds — In March 2026, the ALJ recommended a disallowance of $41 million for estimated replacement power costs incurred during a 2023-2024 outage at NSP-Minnesota’s Prairie Island nuclear facility. A non-recurring charge of $37 million was recorded to electric revenues in the first quarter of 2026 for incremental customer refunds, including interest.
Marshall Wildfire Litigation — In the first quarter of 2026, PSCo recognized a $22 million reduction to operating expenses due to an increase in the estimated amount recoverable from insurance for non-recurring Marshall Wildfire costs.

Results of Operations
The only common equity securities that are publicly traded are common shares of Xcel Energy Inc. Diluted earnings and EPS of each subsidiary discussed below do not represent a direct legal interest in the assets and liabilities allocated to such subsidiary but rather represent a direct interest in our assets and liabilities as a whole.
Xcel Energy’s first quarter GAAP earnings were $0.89 per share compared with $0.84 per share in the same period in 2025 and ongoing earnings were $0.91 compared with $0.84 per share in 2025. Despite the impact of unseasonably warm weather in the first quarter, ongoing earnings per share was primarily driven by increased recovery of electric infrastructure investments and electric sales growth, partially offset by higher financing costs and increased depreciation expense. Fluctuations in electric and natural gas revenues associated with changes in fuel and purchased power and/or natural gas sold and transported generally do not significantly impact earnings (changes in costs are offset by the related variation in revenues).
Summarized diluted EPS for Xcel Energy:

	Three Months Ended March 31
Diluted Earnings (Loss) Per Share	2026	2025
PSCo	$0.42	$0.45
NSP-Minnesota	0.30	0.32
SPS	0.13	0.10
NSP-Wisconsin	0.10	0.07
Earnings from equity method investments — WYCO	0.01	0.01
Regulated utility (a)	0.97	0.95
Xcel Energy Inc. and Other	(0.08)	(0.11)
GAAP diluted EPS (a)	$0.89	$0.84
Prairie Island outage refunds	0.04	—
Marshall Wildfire litigation	(0.03)	—
Ongoing diluted EPS (a)	$0.91	$0.84
(a)Amounts may not add due to rounding.
Summary of Earnings
PSCo — GAAP earnings decreased $0.03 per share and ongoing earnings decreased $0.06 per share for the first quarter of 2026. The change was driven by unfavorable weather, which was partially offset by higher recovery of electric infrastructure investments. The difference between GAAP and ongoing earnings was driven by the increase in estimated Marshall Wildfire insurance amounts recoverable.
NSP-Minnesota — GAAP earnings decreased $0.02 per share and ongoing earnings increased $0.02 per share for the first quarter of 2026. The ongoing earnings increase was driven by higher recovery of electric and natural gas infrastructure investments, which was partially offset by increased interest charges. The difference between GAAP and ongoing earnings was driven by recognition of customer refunds related to the 2023-2024 Prairie Island nuclear facility outage.
SPS — GAAP and ongoing earnings increased $0.03 per share for the first quarter of 2026. The change was driven by sales growth, partially offset by increased depreciation expense and unfavorable weather.
NSP-Wisconsin — GAAP and ongoing earnings increased $0.03 per share for the first quarter of 2026. The change was driven by higher recovery of electric and natural gas infrastructure investments, partially offset by increased depreciation expense.
Xcel Energy Inc. and Other — Primarily includes financing costs and interest income at the holding company and earnings from investment funds, which are accounted for as equity method investments.

Changes in GAAP and Ongoing EPS
Components significantly contributing to changes in 2026 EPS compared to 2025:

Diluted Earnings (Loss) Per Share	Three Months Ended March 31
GAAP EPS — 2025	$0.84

Components of change - 2026 vs. 2025
Higher electric revenues	0.23
Higher AFUDC equity & debt	0.10
Marshall Wildfire litigation	0.03
Higher interest charges	(0.10)
Common equity financing	(0.08)
Higher depreciation and amortization	(0.05)
Prairie Island outage refunds	(0.04)
Lower natural gas revenues	(0.03)
Other, net	(0.01)
GAAP EPS — 2026	$0.89
Prairie Island outage refunds	0.04
Marshall Wildfire litigation	(0.03)
Ongoing EPS — 2026 (a)	$0.91
(a)Amounts may not add due to rounding.
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
Percentage increase (decrease) in normal and actual HDD:

	Three Months Ended March 31
	2026 vs. Normal	2025 vs. Normal	2026 vs. 2025
HDD	(15.2)%	—%	(15.3)%
Weather — Estimated impact of temperature variations on EPS compared with normal weather conditions:

	Three Months Ended March 31
	2026 vs. Normal	2025 vs. Normal	2026 vs. 2025
Retail electric	$(0.029)	$0.006	$(0.035)
Sales true-up (a)	0.006	—	0.006
Electric total	$(0.023)	$0.006	$(0.029)
Firm natural gas	(0.074)	0.005	(0.079)
Decoupling	0.008	0.002	0.006
Natural gas total	$(0.066)	$0.007	$(0.073)
Total	$(0.089)	$0.013	$(0.102)
(a)The sales true-up mechanism in NSP-Minnesota is proposed in the pending Minnesota electric rate case to be reestablished in 2026.
Sales — Sales growth (decline) for actual and weather-normalized sales in 2026 compared to 2025:

	Three Months Ended March 31
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Actual
Electric residential	(7.6)%	0.3%	(13.0)%	0.1%	(4.6)%
Electric C&I	(1.2)	1.9	10.7	0.2	3.7
Total retail electric sales	(3.4)	1.3	6.7	0.2	1.2
Firm natural gas sales	(25.1)	(4.0)	N/A	(3.5)	(16.8)

	Three Months Ended March 31
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Weather-Normalized
Electric residential	(1.9)%	1.8%	(5.4)%	1.3%	(0.7)%
Electric C&I	0.3	2.2	10.8	0.3	4.3
Total retail electric sales	(0.5)	2.1	8.1	0.6	2.8
Firm natural gas sales	(0.4)	1.2	N/A	(0.4)	0.1

Weather-normalized electric sales growth (decline) — year-to-date
•Residential sales — Decrease is due to lower use per customer in SPS (6.1%) and PSCo (2.5%), partially offset by customer growth in all jurisdictions.
•C&I sales — Increase is due to higher use per customer in SPS (10.6%) and NSP-Minnesota (1.8%) and customer growth in NSP-Wisconsin (1.1%). Increased activity in the energy sector in SPS and various sectors in all jurisdictions contributed to the sales growth.
Weather-normalized natural gas sales growth (decline) — year-to-date
•Increase in natural gas sales was driven primarily by customer growth in all jurisdictions, partially offset by decreased use per customer for C&I and residential customers in PSCo and NSP-Wisconsin.
Electric Revenues
Electric revenues are impacted by fluctuations in the price of natural gas, coal and uranium, regulatory outcomes, market prices and seasonality. In addition, electric customers receive a credit for PTCs generated, which reduce electric revenue and income taxes.

(Millions of Dollars)	Three Months Ended March 31, 2026 vs. 2025
Non-fuel riders	$84
Sales and demand	36
Recovery of higher cost of electric fuel and purchased power	35
Regulatory rate outcomes (WI and SD)	21
Conservation and demand side management (offset in expense)	20
Wholesale transmission	15
Prairie Island outage refunds	(37)
Estimated impact of weather	(23)
PTCs flowed back to customers (offset in ETR)	(17)
Other, net	7
Total increase	$141
Natural Gas Revenues
Natural gas revenues vary with changing sales, the cost of natural gas and regulatory outcomes.

(Millions of Dollars)	Three Months Ended March 31, 2026 vs. 2025
Estimated impact of weather (net of decoupling)	$(61)
Regulatory rate outcomes (MN and WI)	28
Recovery of higher cost of natural gas	4
Other, net	4
Total decrease	$(25)
Electric Fuel and Purchased Power — Expenses incurred for electric fuel and purchased power are impacted by fluctuations in market prices of electricity, natural gas, coal and uranium, as well as seasonality. These incurred expenses are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are largely offset in operating revenues and have minimal earnings impact. Electric fuel and purchased power expenses decreased $1 million for the first quarter of 2026.
Cost of Natural Gas Sold and Transported — Expenses incurred for the cost of natural gas sold are impacted by market prices and seasonality. These costs are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are largely offset in operating revenues and have minimal earnings impact.
Natural gas sold and transported increased $7 million for the first quarter of 2026. The change was primarily due to higher commodity prices partially offset by decreased volumes in PSCo.
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses decreased $11 million for the first quarter of 2026. The change was primarily due to lower benefits and bad debt expenses.
Depreciation and Amortization — Depreciation and amortization increased $40 million for the first quarter of 2026. The change was largely the result of system investment.
Interest Charges — Interest charges increased $80 million for the first quarter of 2026, largely due to higher debt levels and interest rates.
AFUDC, Equity and Debt — AFUDC increased $61 million for the first quarter of 2026, largely the result of system investment.

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
Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 7 of Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2025 appropriately represent, in all material respects, the current status of public utility regulation and are incorporated herein by reference.
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

In October 2025, NSP-Minnesota filed rebuttal testimony, updating its total revenue request to $365 million. Of NSP-Minnesota’s proposed adjustments, approximately $100 million relates to depreciation expense and about $50 million is expected to be addressed through trackers. In November 2025, the DOC filed surrebuttal testimony, re-asserting their proposed ROE of 9.25%.
On April 29, 2026, the ALJ report was issued. NSP-Minnesota estimates that the ALJ recommendation would result in a rate increase of approximately $248 million, based on a ROE of 9.8% and an equity ratio of 52.5%.
Proposed ALJ modifications to NSP-Minnesota’s request were as follows:

(Millions of Dollars)	2025	2026
NSP-Minnesota’s rebuttal testimony revenue request	$208	$365

ALJ recommended adjustments:
Rate of return	(48)	(51)
O&M expenses	(35)	(37)
Property tax (a)	(3)	(12)
Other, net	(5)	(17)
Total adjustments	(91)	(117)
Proposed revenue change	$117	$248
(a)Adjustments largely offset in trackers.
A MPUC decision is expected in the third quarter of 2026.
2025 Minnesota Natural Gas Rate Case — In October 2025, NSP-Minnesota filed a natural gas rate case in Minnesota, seeking a total revenue increase of $62 million (8.2%) as updated in April 2026. The filing is based on a 2026 forecast test year and includes an ROE of 10.65%, a 52.5% equity ratio and rate base of $1.5 billion. NSP-Minnesota requested interim rates of $51 million effective January 1, 2026, which were approved by the MPUC.
In March 2026, the DOC, OAG and CUB filed direct testimony and recommended financial adjustments. The DOC recommended a total rate increase of $31 million, and an ROE of 9.3%. The OAG and CUB provided limited comments, with the OAG recommending a reduction of approximately $6 million in O&M expenses and CUB recommending an ROE of 9.0%.
Next steps in the procedural schedule are as follows:
•Surrebuttal testimony: May 1, 2026
•Evidentiary hearing: May 11-12, 2026
•ALJ Report: September 1, 2026
A MPUC decision is expected in November 2026.
2022 Minnesota Electric Rate Case — In July 2023, the MPUC approved a three-year rate increase of approximately $332 million for 2022-2024, based on a ROE of 9.25% and an equity ratio of 52.5%.
NSP-Minnesota appealed certain aspects of the MPUC decision. In January 2025, the Minnesota Court of Appeals issued its opinion, which included reversing and remanding decisions related to executive compensation and prepaid pension asset back to the MPUC. In March 2026, the MPUC declined to modify the treatment of executive compensation. A commission decision on prepaid pension asset is expected in mid-2026.
2025 South Dakota Electric Rate Case — In June 2025, NSP-Minnesota filed a request with the SDPUC for a net annual electric rate increase of $44 million (15%). The filing is based on a 2024 historic test year, a requested ROE of 10.3%, an equity ratio of 52.87% and rate base of approximately $1.2 billion. Interim rates were implemented on Jan. 1, 2026. If approved as filed, this rate request would result in an average annual residential bill increase of 3% over the period from 2016-2026.
In April 2026, NSP-Minnesota and SDPUC Staff filed a black box settlement agreement with the SDPUC, including a net annual electric rate increase of $26 million. A SDPUC decision is expected in the second quarter of 2026.
2026 North Dakota Natural Gas Rate Case — In January 2026, NSP-Minnesota filed a natural gas rate case in North Dakota, for an annual rate increase of $14 million (11.9%). The filing is based on a 2026 forecast test year and includes an ROE of 10.85%, a 52.5% equity ratio and rate base of $235 million. In March 2026, the NDPSC approved interim rates of $12 million effective April 1, 2026.
NSP System
Pending and Recently Concluded Regulatory Proceedings
NSP-Minnesota and NSP-Wisconsin are actively engaged in multiple processes and proceedings to acquire resources to meet their identified generation resource needs.
•In October 2023, NSP-Minnesota issued an RFP seeking 1,200 MW of wind assets to replace capacity and reutilize interconnection rights associated with the retiring Sherco coal facilities. NSP-Minnesota filed for approval of recommended projects in March 2026.
•In 2024, NSP-Minnesota and NSP-Wisconsin each issued an RFP collectively seeking up to 1,600 MW of wind, solar, storage or hybrid resources to interconnect to the NSP System, including reutilization of the interconnection rights associated with the retirement of Sherco and A.S King coal units. NSP-Minnesota and NSP-Wisconsin announced the short listed projects in January 2025. NSP-Minnesota received MPUC approval of the selected resources in March 2026 and NSP-Wisconsin expects to file for approvals with the PSCW in the second quarter of 2026.
•In December 2025, NSP-Minnesota and NSP-Wisconsin jointly issued an RFP seeking up to 3,500 MW of wind, solar, hydro, standalone storage, or hybrid capacity that will achieve commercial operation by December 31, 2030. Additionally, NSP-Minnesota is seeking to procure up to 600 MW of solar or solar plus storage capacity that will achieve commercial operation by December 31, 2029, and meet Minnesota’s Distributed Solar Energy Standard eligibility requirements. Bids were submitted in March 2026, and filing for requisite regulatory approval is expected by the end of 2026.
•NSP-Minnesota and NSP-Wisconsin may continue to file additional RFPs throughout 2026 and 2027 for resource needs as part of its Upper Midwest resource planning efforts.

Large Load Agreement — In the first quarter of 2026, NSP-Minnesota entered into an electric service agreement to power a new Google data center in Minnesota. Under the agreement, Google will pay all costs for its new service for the duration of the agreement, in accordance with Minnesota’s regulatory and legislative requirements for large loads. If approved, the agreement is expected to result in approximately $1.1 billion of benefits to NSP-Minnesota’s customers. A request for approval of the Electric Service Agreement, including a proposed Clean Energy Accelerator Charge for 1,900 MW of clean energy resources, was filed with the MPUC in April 2026. Approvals for 1,000 MW of resources for the Clean Energy Accelerator program are pending as part of existing resource acquisition processes. The remaining resources are expected to be requested in those processes by the end of 2026.
PSCo
Pending and Recently Concluded Regulatory Proceedings
2025 Colorado Electric Rate Case — In November 2025, PSCo filed an electric rate case with the CPUC seeking an increase in revenue of $356 million (9.9%) ($526 million inclusive of rider roll-ins). The request is based on a 9.8% ROE, an equity ratio of 55% and a 2025 test year with a projected rate base of $13 billion.
On April 28, 2026, eight intervenors filed testimony, with CPUC Staff, UCA, and CEC filing comprehensive testimony. The FEA additionally proposed certain financial adjustments.
The following modifications were proposed:

(Millions of Dollars)	CPUC Staff	UCA	CEC	FEA
PSCo rate request, net of rider roll-ins	$356	$356	$356	$356

Recommended adjustments:
Cost of capital	(93)	(101)	(255)	(34)
Test year/rate base methodology	(83)	(71)	(23)	—
O&M adjustments	(24)	(20)	(15)	(3)
Rate base adjustments	(13)	(23)	(10)	—
Depreciation expense adjustments	21	—	(18)	(13)
Other, net	3	(2)	—	—
Total adjustments	(189)	(217)	(321)	(50)
Proposed revenue change	$167	$139	$35	$306

ROE	9.00%	9.20%	8.10%	9.45%
Equity ratio	52.50%	50.00%	42.00%	55.00%
Rate base convention	13 month average	13 month average	Year end	N/A
The remaining procedural schedule is as follows::
•Rebuttal testimony: May 20, 2026
•Settlement deadline: May 28, 2026
•Hearing: June 11-18, 2026
A CPUC decision and implementation of final rates is anticipated in the third quarter of 2026.
2025 Colorado Natural Gas Rate Case — In December 2025, PSCo filed a natural gas rate case with the CPUC seeking an increase in revenue of $190 million (11.6%). The request is based on a 10.75% ROE, an equity ratio of 55% and a 2025 test year with a projected rate base of $4.7 billion.
The procedural schedule is as follows:
•Answer testimony: June 5, 2026
•Rebuttal testimony: July 2, 2026
•Settlement deadline: July 8, 2026
•Hearing: July 23-30, 2026
A CPUC decision and implementation of final rates is anticipated in the fourth quarter of 2026.
2024 Colorado Electric Resource Plan — In October 2024, PSCo filed its Phase I electric resource plan with the CPUC. In November 2025, the CPUC approved a load forecast that reflects a 3% compound annual sales growth through 2031 and generation capacity need of approximately 5,400 MW.
PSCo filed a request for reconsideration of various aspects of the decision which were approved in February 2026. This decision is expected to initiate the Phase II competitive solicitation process with an RFP expected to be issued in the third quarter of 2026. This RFP will seek to acquire the balance of resource needs through 2031 (after consideration of any approved acquisitions from the Near-Term Procurement RFP).
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
In February 2026, the CPUC approved 3,200 MW of resources, which included PPAs and a 200 MW company-owned natural gas combustion turbine. In April 2026, the CPUC verbally approved an additional 600 MW company-owned wind facility.
SPS
Pending and Recently Concluded Regulatory Proceedings
2025 New Mexico Electric Rate Case — In November 2025, SPS filed an electric rate case with the NMPRC seeking a revenue increase of $168 million (16.0%) as updated in March 2026. The request is based on a future test year period ending Nov. 30, 2027, a ROE of 10.5%, an equity ratio of 56% and retail rate base of $3.9 billion.
The procedural schedule is as follows:
•Staff and Intervenor direct testimony: May 1, 2026
•Rebuttal testimony: May 29, 2026
•Public Evidentiary Hearing: July 7, 2026
A NMPRC decision and implementation of final rates is anticipated in the fourth quarter of 2026.
SPS Resource Acquisition — In October 2023, SPS filed its IRP with the NMPRC, which supports projected load growth and increasing reliability requirements, and secures replacement energy and capacity for retiring resources.

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
SPS filed Certificate of Convenience and Necessity filings for the specific assets with the PUCT and NMPRC in 2025, with approvals expected in 2026.
In October 2025, SPS issued a RFP to solicit 870 MW of accredited capacity (approximately 1,500 MW to 3,000 MW nameplate capacity) through 2032. Additional resources will be evaluated to meet the New Mexico Renewable Portfolio Standard compliance need. Bids were received in January 2026, and the portfolio is expected to be filed in the second half of 2026.
Excess Liability Insurance Deferral – In early 2025, SPS filed requests with the NMPRC and PUCT for deferred accounting treatment for incremental excess liability insurance expense incurred as a result of the October 2024 policy renewal, estimated at approximately $30 million across the two jurisdictions. In October 2025, the NMPRC approved the request, resulting in a deferral of approximately $15 million of incremental excess liability insurance costs in 2025 and $3 million in the first quarter of 2026. In January 2026, SPS, PUCT Staff and other intervenors filed a black box settlement expected to result in annual deferrals of approximately $8 million in 2026 and 2027. A PUCT decision is expected in the first half of 2026.
Other
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
Large Load/Data Center Tariffs
In several of our jurisdictions, we have proposed tariffs applicable to large load customers. These tariffs are designed to allow us to serve these new customers and support local economic development while protecting existing customers from bearing the incremental costs to serve these loads.
While the details of these tariffs vary by jurisdiction, they generally include provisions to ensure data center customers pay the incremental costs to serve them, minimum demand or revenue requirements, termination or exit fees and customer security provisions. These tariffs and contracts are subject to approval by state regulatory commissions. The status of the filings in each jurisdiction is as follows.
NSP-Minnesota —The proposed tariff, filed in the third quarter of 2025, would be mandatory for new loads over 100 MW and includes an incremental cost test, minimum initial term of 15 years, minimum bill provisions, termination and exit fees, and credit requirements. A MPUC decision is expected in the second quarter of 2026.
PSCo — The proposed tariff, filed in the second quarter of 2026, would be mandatory for new loads over 50 MW and requires the customer pay for generation and other infrastructure costs needed to serve the load. The proposed tariff also includes a minimum initial term of 15 years, minimum bill provisions, termination and exit fees, and credit requirements. A CPUC decision is expected in late 2026 or early 2027.
Similar large load tariff requests are expected to be filed in Wisconsin, New Mexico, and Texas in the second quarter of 2026.

Critical Accounting Policies and Estimates
Preparation of the consolidated financial statements requires the application of accounting rules and guidance, as well as the use of estimates. Application of these policies involves judgments regarding future events, including the likelihood of success of particular projects, legal and regulatory challenges and anticipated recovery of costs. These judgments could materially impact the consolidated financial statements, based on varying assumptions. The financial and operating environment also may have a significant effect on the operation of the business and results reported. Items considered critical are included within the Xcel Energy Inc. Annual Report on Form 10-K for the year ended Dec. 31, 2025.

Environmental Regulation
Throughout 2025 and 2026, the EPA has announced various regulatory actions addressing a wide range of environmental regulations. Xcel Energy will continue to monitor these proposed rules as they move toward final action. Additionally, any other amendments and changes to rules will be evaluated as proposed by the EPA.
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
Endangerment Finding — In February 2026, the EPA issued a final rule repealing the 2009 Endangerment Finding and associated regulations addressing GHG emissions from new motor vehicles and engines under the Clean Air Act. Xcel Energy will monitor any additional proposed rules and evaluate the impacts of any final rule on the utility sector.

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
In March 2026, the EPA issued a final rule tightening the emission limit for several pollutants from large municipal waste combustors. Xcel Energy is assessing whether and what additional controls may be required to comply, but believes that the cost of these initiatives or replacement generation would be recoverable through rates based on prior state commission practices.
Regional Haze — In January 2026, the EPA issued a final rule fully disapproving the 2022 Colorado SIP revision, thereby removing the mandatory retirement dates. The removal of the retirement dates from a federally approved SIP would only impact whether the SIP provisions become federally enforceable. Colorado has a state regulation that reflects the SIP requirements, including retirement dates for Cherokee Unit 4, Comanche Unit 2, Craig Units 1 and 2, and Hayden Units 1 and 2 at a state level and would require amendment to modify or remove retirement dates.
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
Fair value of net commodity trading contracts as of March 31, 2026:

	Futures / Forwards Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
NSP-Minnesota (a)	$(9)	$(13)	$(1)	$(1)	$(24)
NSP-Minnesota (b)	(2)	(6)	—	(2)	(10)
PSCo (a)	(1)	—	—	—	(1)
	$(12)	$(19)	$(1)	$(3)	$(35)

	Options Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
NSP-Minnesota (b)	$—	$13	$7	$—	$20
	$—	$13	$7	$—	$20
(a)Prices actively quoted or based on actively quoted prices.
(b)Prices based on models and other valuation methods.
Changes in the fair value of commodity trading contracts before the impacts of margin-sharing for the three months ended March 31:

(Millions of Dollars)	2026	2025
Fair value of commodity trading net contracts outstanding at Jan. 1	$(15)	$(2)
Contracts realized or settled during the period	2	3
Commodity trading contract additions and changes during the period	(2)	(13)
Fair value of commodity trading net contracts outstanding at March 31	$(15)	$(12)
A 10% increase and 10% decrease in forward market prices for Xcel Energy’s commodity trading contracts would have likewise increased and decreased pretax income from continuing operations by approximately $2 million and $3 million at March 31, 2026 and March 31, 2025.

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

(Millions of Dollars)	Three Months Ended March 31	Average	High	Low
2026	$1	$1	$1	$—
2025	1	—	1	—
Interest Rate Risk — Xcel Energy is subject to interest rate risk. Our risk management policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives.
A 100-basis point change in the benchmark rate on Xcel Energy’s variable rate debt would impact pretax interest expense annually by approximately $15 million and $8 million at March 31, 2026 and 2025, respectively
NSP-Minnesota maintains a nuclear decommissioning fund, as required by the NRC. The nuclear decommissioning fund is subject to interest rate and equity price risk. The fund is invested in a diversified portfolio of debt securities, equity securities and other investments. These investments may be used only for the purpose of decommissioning NSP-Minnesota’s nuclear generating plants.
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
At March 31, 2026, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $26 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $26 million. At March 31, 2025, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $28 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $27 million.

Fair Value Measurements
Derivative contracts, with the exception of those designated as normal purchases and normal sales, are reported at fair value. Xcel Energy’s investments held in the nuclear decommissioning fund, rabbi trusts, pension and other postretirement funds are also subject to fair value accounting. See Note 8 to the consolidated financial statements for further information.

Liquidity and Capital Resources
Cash Flows
Operating Cash Flows

(Millions of Dollars)	Three Months Ended March 31
Cash provided by operating activities — 2025	$1,028

Components of change — 2026 vs. 2025
Higher net income	73
Non-cash transactions	(32)
Changes in deferred income taxes	(18)
Changes in working capital	533
Changes in net regulatory and other assets and liabilities	113
Cash provided by operating activities — 2026	$1,697
Net cash provided by operating activities increased $669 million for the three months ended March 31, 2026 compared with the prior year. The increase was largely due to insurance reimbursement for the Marshall Wildfire settlement and timing of regulatory recovery, including deferred net natural gas, fuel and purchased energy costs.
Investing Cash Flows

(Millions of Dollars)	Three Months Ended March 31
Cash used in investing activities — 2025	$(1,991)

Components of change — 2026 vs. 2025
Increased capital expenditures	(1,034)
Other investing activities	6
Cash used in investing activities — 2026	$(3,019)
Net cash used in investing activities increased $1,028 million for the three months ended March 31, 2026 compared with the prior year. The increase in capital expenditures was largely due to continued system investment in renewable and transmission projects.

Financing Cash Flows

(Millions of Dollars)	Three Months Ended March 31
Cash provided by financing activities — 2025	$1,907

Components of change — 2026 vs. 2025
Lower net short-term repayments	(94)
Higher long-term debt issuances, net of repayments	1,182
Lower proceeds from issuance of common stock	(121)
Other financing activities	(66)
Cash provided by financing activities — 2026	$2,808
Net cash provided by financing activities increased $901 million for the three months ended March 31, 2026 compared with the prior year. The increase was largely related to additional debt to fund capital investment.
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
•In January 2026, contributions of $75 million were made to Xcel Energy’s pension plans.
•In 2025, contributions of $125 million were made to Xcel Energy’s pension plans.
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
Short-Term Investments — Xcel Energy Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS maintain cash operating and short-term investment accounts.
Credit Facilities — As of April 27, 2026, Xcel Energy Inc. and its utility subsidiaries had the following committed credit facilities available to meet liquidity needs:

(Millions of Dollars)	Credit Facility (a)	Drawn (b)	Available	Cash	Liquidity
Xcel Energy Inc.	$2,000	$340	$1,660	$26	$1,686
PSCo	1,200	48	1,152	471	1,623
NSP-Minnesota	800	44	756	564	1,320
SPS	600	98	502	4	506
NSP-Wisconsin	150	—	150	2	152
Total	$4,750	$530	$4,220	$1,067	$5,287
(a)Credit facilities expire in December 2029.
(b)Includes outstanding commercial paper and letters of credit.
Term Loan Agreement — In January 2026, Xcel Energy Inc. entered into a $1.5 billion, 364-Day Delayed Draw Term Loan Agreement and as of April 27, 2026 had borrowed $1.15 billion under the term loan facility.
Short-Term Debt — Xcel Energy Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS each have individual commercial paper programs. As of March 31, 2026, the authorized levels for these commercial paper programs are:
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
2026 Financing Activity — Xcel Energy and its utility subsidiaries issued or plan to issue the following long-term debt:

Issuer	Security	Amount		Status	Tenor	Coupon
Xcel Energy Inc.	Junior subordinated notes	$800	million	Completed	30 year	5.75% fixed-to-fixed reset rate
PSCo	First mortgage bonds	1,300	million	Completed	3 year & 10 year	4.15% & 5.05%
NSP-Minnesota	First mortgage bonds	1,200	million	Completed	10 year & 30 year	4.85% & 5.55%
NSP-Wisconsin	First mortgage bonds	250	million	Pending (a)	15 year	5.48%
PSCo	First mortgage bonds	1,100	million	Upcoming	N/A	N/A
SPS	First mortgage bonds	1,000	million	Upcoming	N/A	N/A
(a)NSP-Wisconsin priced a 15 year first mortgage bond on April 1, 2026 and expects to close and fund the transaction in June 2026.
During the quarter ended March 31, 2026, Xcel Energy Inc. entered forward sale agreements for shares of common stock totaling 13.6 million shares (minimum expected proceeds of $1.1 billion). There were no shares issued in at-the-market cash transactions or settlements of forward sale agreements during the period. As of March 31, 2026, 40.9 million shares remain unsettled on forward equity agreements and collared forward equity agreements (minimum expected proceeds of $3.1 billion).
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
•Capital rider revenue is projected to increase $505 million to $515 million.
•O&M expenses are projected to increase ~3%.
•Depreciation expense is projected to increase approximately $330 million to $340 million.
•Property taxes are projected to increase $30 million to $40 million.
•Interest expense (net of AFUDC - debt) is projected to increase $270 million to $280 million, net of interest income.
•AFUDC - equity is projected to increase $130 million to $140 million.
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
•    Maintain senior secured debt credit ratings in the “A” range.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the market risk disclosure included in our Annual Report on Form 10-K for the year ended Dec. 31, 2025 under “Derivatives, Risk Management and Market Risk.”

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
As of March 31, 2026, based on an evaluation carried out under the supervision and with the participation of Xcel Energy’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that Xcel Energy’s disclosure controls and procedures were effective.
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

ITEM 1A — RISK FACTORS
Xcel Energy’s risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2025, which is incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the Form 10-K.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchaser:
For the quarter ended March 31, 2026, no equity securities that are registered by Xcel Energy Inc. pursuant to Section 12 of the Securities Exchange Act of 1934 were purchased by or on behalf of us or any of our affiliated purchasers.

ITEM 5 — OTHER INFORMATION
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2026.

ITEM 6 — EXHIBITS

*	Indicates incorporation by reference

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation of Xcel Energy Inc., dated May 17, 2012	Xcel Energy Inc. Form 8-K dated May 16, 2012	3.01
3.02*	Bylaws of Xcel Energy Inc., as Amended and Restated on August 23, 2023	Xcel Energy Inc Form 8-K dated August 23, 2023	3.02
4.01*	Supplemental Indenture No. 2, dated as of March 3, 2026, by and between Xcel Energy Inc. and U.S. Bank Trust Company, National Association, as trustee, creating $800,000,000 aggregate principal amount of 5.75% Fixed-to-Fixed Reset Rate Junior Subordinated Notes, Series due 2056	Xcel Energy Inc. Form 8-K dated March 3, 2026	4.01
4.02*	Supplemental Trust Indenture dated as of February 1, 2026 between Northern States Power Company and The Bank of New York Mellon Trust Company, N.A., as successor Trustee, creating $600,000,000 aggregate principal amount of 4.85% First Mortgage Bonds, Series due May 15, 2036 and $600,000,000 aggregate principal amount of 5.55% First Mortgage Bonds, Series due May 15, 2056.	NSP-Minnesota Form 8-K dated March 12, 2026	4.01
4.03*	Supplemental Indenture No. 38 dated as of March 1, 2026, between Public Service Company of Colorado and U.S. Bank Trust Company, National Association, as successor Trustee, creating $700,000,000 aggregate principal amount of 4.15% First Mortgage Bonds, Series No. 45 due March 13, 2029 and $600,000,000 aggregate principal amount of 5.05% First Mortgage Bonds, Series No. 46 due June 15, 2036.	PSCo Form 8-K dated March 13, 2026	4.02
10.01*	364-Day Delayed Draw Term Loan Agreement dated as of January 30, 2026 among Xcel Energy Inc., as Borrower, the several lenders from time to time parties thereto, and U.S. Bank National Association, as Administrative Agent.	Xcel Energy Inc. Form 8-K dated February 2, 2026	10.01
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XCEL ENERGY INC.

April 30, 2026	By:	/s/ MELISSA L. OSTROM
Melissa L. Ostrom
Senior Vice President, Controller
(Principal Accounting Officer)

	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)