Form 10-Q
period 2026-06-30
XCEL ENERGY INC
filed 2026-07-30
CIK 72903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2026
Common Stock, $2.50 par value	624,634,306 shares

This Form 10-Q is filed by Xcel Energy Inc. Additional information is available in various filings with the SEC. This report should be read in its entirety.

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
WYCO	WYCO Development, LLC
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
CPUC	Colorado Public Utilities Commission
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utilities Commission
NDPSC	North Dakota Public Service Commission
NMPRC	New Mexico Public Regulation Commission
NRC	Nuclear Regulatory Commission
PSCW	Public Service Commission of Wisconsin
PUCT	Public Utility Commission of Texas
SEC	Securities and Exchange Commission
SDPUC	South Dakota Public Utilities Commission

Other
AFUDC	Allowance for funds used during construction
ALJ	Administrative Law Judge
ASU	Accounting standards update
ATM	At-the-market
C&I	Commercial and Industrial
CCR	Coal combustion residuals
CCN	Certificate of convenience and necessity
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by EPA regulating the management, storage and disposal of CCRs as a nonhazardous waste
CDD	Cooling degree-days

CEO	Chief executive officer
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CFO	Chief financial officer
CO2	Carbon dioxide
DRIP	Dividend Reinvestment and Stock Purchase Program
DSM	Demand side management
EPS	Earnings per share
ETR	Effective tax rate
FTR	Financial transmission right
GAAP	United States generally accepted accounting principles
GHG	Greenhouse Gas
HDD	Heating degree-days
IPP	Independent power producing entity
IRP	Integrated Resource Plan
LLC	Limited liability company
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
NAV	Net asset value
NOx	Nitrogen Oxides
O&M	Operating and maintenance
PFAS	Per- and Polyfluoroalkyl Substances
PPA	Power purchase agreement
PTC	Production tax credit
RFP	Request for proposal
ROE	Return on equity
ROU	Right-of-use
RPS	Renewable portfolio standard
RTO	Regional transmission organization
SOFR	Secured overnight financing rate
SPP	Southwest Power Pool, Inc.
THI	Temperature-humidity index
UCA	Colorado Office of the Utility Consumer Advocate
VaR	Value at risk
VIE	Variable interest entity

Measurements
MMbtu	Million British Thermal Units
MW	Megawatts
MWh	Megawatt hours

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to 2026 EPS guidance, long-term EPS and dividend growth rate objectives, future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases or refunds to customers, expectations and intentions regarding regulatory proceedings, expected pension contributions, and expected impact on our results of operations, financial condition and cash flows of interest rate changes, increased credit exposure, and legal proceeding outcomes, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed in Xcel Energy’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2025 and subsequent filings with the Securities and Exchange Commission, could cause actual results to differ materially from management expectations as suggested by such forward-looking information: operational safety, including our nuclear generation facilities and other utility operations; successful long-term operational planning; risks associated with wildfires; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee workforce and third-party contractor factors; reputational impacts of actions by employees, directors, or third-parties; our ability to recover costs and our subsidiaries’ ability to recover costs from customers; risks associated with the growth in large load customers; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of Xcel Energy Inc. and its subsidiaries to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; our subsidiaries’ ability to make dividend payments; tax laws; uncertainty regarding epidemics; effects of geopolitical events, including war and acts of terrorism; cybersecurity threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather events; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties and wildfire damages in excess of liability insurance coverage; regulatory changes and/or limitations related to the use of natural gas as an energy source; challenging labor market conditions and our ability to attract and retain a qualified workforce; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing and changes in carbon markets.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Operating revenues
Electric	$2,740	$2,878	$5,716	$5,713
Natural gas	365	396	1,395	1,451
Other	14	13	29	29
Total operating revenues	3,119	3,287	7,140	7,193

Operating expenses
Electric fuel and purchased power	678	918	1,697	1,938
Cost of natural gas sold and transported	93	134	613	647
Cost of sales — other	2	1	5	3
Operating and maintenance expenses	691	675	1,366	1,361
Conservation and demand side management expenses	107	88	228	198
Depreciation and amortization	662	722	1,430	1,450
Taxes (other than income taxes)	177	172	360	342
Marshall Wildfire litigation	3	—	(19)	—
Total operating expenses	2,413	2,710	5,680	5,939

Operating income	706	577	1,460	1,254

Other income, net	37	68	59	75
Earnings (loss) from equity method investments	76	(8)	89	(9)
Allowance for funds used during construction — equity	105	69	197	117

Interest charges and financing costs
Interest charges — includes other financing costs	443	349	855	681
Allowance for funds used during construction — debt	(45)	(27)	(85)	(50)
Total interest charges and financing costs	398	322	770	631

Income before income taxes	526	384	1,035	806
Income tax benefit	(60)	(60)	(107)	(121)
Net income	$586	$444	$1,142	$927

Weighted average common shares outstanding:
Basic	625	586	625	580
Diluted	627	588	627	582

Earnings per average common share:
Basic	$0.94	$0.76	$1.83	$1.60
Diluted	0.93	0.75	1.82	1.59

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Net income	$586	$444	$1,142	$927
Other comprehensive income
Pension and retiree medical benefits:
Reclassifications of losses to net income, net of tax	1	—	1	—
Derivative instruments:
Net fair value increase, net of tax	—	5	3	—
Reclassification of losses to net income, net of tax	—	1	1	2

Total other comprehensive income	1	6	5	2
Total comprehensive income	$587	$450	$1,147	$929

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Six Months Ended June 30
	2026	2025
Operating activities
Net income	$1,142	$927
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,424	1,461
Nuclear fuel amortization	59	55
Deferred income taxes	(28)	282
Allowance for equity funds used during construction	(197)	(117)
(Earnings) loss from equity method investments	(89)	9
Dividends from equity method investments	13	16
Provision for bad debts	24	31
Share-based compensation expense	23	21
Changes in operating assets and liabilities:
Accounts receivable	50	85
Accrued unbilled revenues	94	10
Inventories	(56)	(97)
Other current assets	571	89
Accounts payable	(140)	(154)
Net regulatory assets and liabilities	89	(50)
Other current liabilities	(107)	(290)
Pension and other employee benefit obligations	(61)	(115)
Other, net	(14)	(54)
Net cash provided by operating activities	2,797	2,109

Investing activities
Capital/construction expenditures	(5,970)	(4,415)
Purchase of investment securities	(1,088)	(571)
Proceeds from the sale of investment securities	1,088	570
Other, net	11	(14)
Net cash used in investing activities	(5,959)	(4,430)

Financing activities
Proceeds from short-term borrowings, net	960	125
Proceeds from issuances of long-term debt	4,694	3,893
Repayments of long-term debt	(66)	(932)
Proceeds from issuance of common stock	11	1,143
Dividends paid	(708)	(625)
Other, net	7	(8)
Net cash provided by financing activities	4,898	3,596

Net change in cash, cash equivalents and restricted cash	1,736	1,275
Cash, cash equivalents and restricted cash at beginning of period	274	179
Cash, cash equivalents and restricted cash at end of period	$2,010	$1,454

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(705)	$(583)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$1,335	$1,081
Inventory transfers to property, plant and equipment	102	217
Operating lease and finance lease right-of-use assets	82	159
Allowance for equity funds used during construction	197	117
Issuance of common stock for reinvested dividends and/or equity awards	40	39

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data

	June 30, 2026	Dec. 31, 2025
Assets
Current assets
Cash and cash equivalents	$2,010	$274
Accounts receivable, net	1,255	1,330
Accrued unbilled revenues	786	880
Inventories	745	761
Regulatory assets	521	529
Derivative instruments	178	165
Prepayments and other	587	1,075
Total current assets	6,082	5,014

Property, plant and equipment, net	69,497	65,639

Other assets
Nuclear decommissioning fund and other investments	4,727	4,389
Regulatory assets	3,108	2,998
Derivative instruments	44	54
Operating lease right-of-use assets	865	893
Finance lease right-of-use assets	1,421	1,348
Other	1,421	1,036
Total other assets	11,586	10,718
Total assets	$87,165	$81,371

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$999	$501
Short-term debt	2,510	1,550
Accounts payable	2,323	2,307
Regulatory liabilities	846	714
Taxes accrued	416	579
Accrued interest	385	337
Dividends payable	370	355
Derivative instruments	17	31
Operating lease liabilities	107	110
Other	699	605
Total current liabilities	8,672	7,089

Deferred credits and other liabilities
Deferred income taxes	6,012	6,004
Regulatory liabilities	6,594	6,277
Asset retirement obligations	3,293	3,888
Derivative instruments	51	67
Customer advances	123	129
Pension and employee benefit obligations	307	365
Operating lease liabilities	759	788
Finance lease liabilities	1,288	1,262
Other	61	61
Total deferred credits and other liabilities	18,488	18,841

Commitments and contingencies
Capitalization
Long-term debt	35,948	31,832
Common stock — 1,000,000,000 shares authorized of $2.50 par value; 624,405,747 and 623,600,715 shares outstanding at June 30, 2026 and December 31, 2025, respectively	1,561	1,559
Additional paid in capital	12,947	12,906
Retained earnings	9,607	9,207
Accumulated other comprehensive loss	(58)	(63)
Total common stockholders’ equity	24,057	23,609
Total liabilities and equity	$87,165	$81,371

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)
(amounts in millions, except per share data; shares in actual amounts)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholders' Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended June 30, 2026 and 2025
Balance at March 31, 2025	576,547,051	$1,441	$9,729	$8,706	$(72)	$19,804
Net income				444		444
Other comprehensive income					6	6
Dividends declared on common stock ($0.57 per share)				(337)		(337)
Issuances of common stock	14,654,794	37	994			1,031
Share-based compensation			13			13
Balance at June 30, 2025	591,201,845	$1,478	$10,736	$8,813	$(66)	$20,961

Balance at March 31, 2026	624,162,780	$1,560	$12,914	$9,391	$(59)	$23,806
Net income				586		586
Other comprehensive income					1	1
Dividends declared on common stock ($0.59 per share)				(370)		(370)
Issuances of common stock	242,967	1	18			19
Share-based compensation			15			15
Balance at June 30, 2026	624,405,747	$1,561	$12,947	$9,607	$(58)	$24,057

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholders' Equity
	Shares	Par Value	Additional Paid In Capital
Six Months Ended June 30, 2026 and 2025
Balance at Dec. 31, 2024	574,365,598	$1,436	$9,601	$8,553	$(68)	$19,522
Net income				927		927
Other comprehensive income					2	2
Dividends declared on common stock ($1.14 per share)				(665)		(665)
Issuances of common stock	16,836,247	42	1,111			1,153
Share-based compensation			24	(2)		22
Balance at June 30, 2025	591,201,845	$1,478	$10,736	$8,813	$(66)	$20,961

Balance at Dec. 31, 2025	623,600,715	$1,559	$12,906	$9,207	$(63)	$23,609
Net income				1,142		1,142
Other comprehensive income					5	5
Dividends declared on common stock ($1.19 per share)				(740)		(740)
Issuances of common stock	805,032	2	28			30
Share-based compensation			13	(2)		11
Balance at June 30, 2026	624,405,747	$1,561	$12,947	$9,607	$(58)	$24,057

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of Xcel Energy as of June 30, 2026 and Dec. 31, 2025; the results of Xcel Energy’s operations, including the components of net income, comprehensive income, and changes in stockholders’ equity for the three and six months ended June 30, 2026 and 2025; and Xcel Energy’s cash flows for the six months ended June 30, 2026 and 2025.
All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after June 30, 2026, up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2025 balance sheet information has been derived from the audited 2025 consolidated financial statements included in the Xcel Energy Inc. Annual Report on Form 10-K for the year ended Dec. 31, 2025.
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
Environmental Credits — In May 2026, the FASB issued ASU 2026-02 – Environmental Credits and Environmental Credit Obligations (Topic 818), which establishes accounting and disclosure requirements for certain environmental instruments, including renewable energy credits and emissions allowances, as well as for compliance obligations that will be satisfied with such credits. The ASU is effective for annual and interim periods beginning after Dec. 15, 2027. Xcel Energy is evaluating the impact of the new accounting and disclosure guidance.

3. Selected Balance Sheet Data

(Millions of Dollars)	June 30, 2026	Dec. 31, 2025
Accounts receivable, net
Accounts receivable	$1,339	$1,419
Less allowance for bad debts	(84)	(89)
Accounts receivable, net	$1,255	$1,330

(Millions of Dollars)	June 30, 2026	Dec. 31, 2025
Inventories
Materials and supplies	$551	$489
Fuel	147	156
Natural gas	47	116
Total inventories	$745	$761

(Millions of Dollars)	June 30, 2026	Dec. 31, 2025
Property, plant and equipment, net
Electric plant	$64,607	$61,892
Natural gas plant	10,807	10,517
Common and other property	3,929	3,790
Plant to be retired (a)	1,522	1,595
Construction work in progress	9,835	8,085
Total property, plant and equipment	90,700	85,879
Less accumulated depreciation	(21,670)	(20,710)
Nuclear fuel	3,734	3,678
Less accumulated amortization	(3,267)	(3,208)
Property, plant and equipment, net	$69,497	$65,639
(a)Amounts include Sherco Units 1 & 3 and A.S. King for NSP-Minnesota; Comanche Unit 3, Craig Unit 2, Hayden Units 1 and 2 for PSCo; and Tolk Unit 1 and 2 for SPS. Amounts are presented net of accumulated depreciation.
In the quarter ended June 30, 2026, NSP-Minnesota recognized reductions in depreciation expense and asset retirement obligations due to nuclear life extensions verbally approved in the Minnesota Electric Rate Case.

4. Borrowings and Other Financing Instruments
Short-Term Borrowings
Short-Term Debt — Xcel Energy Inc. and its utility subsidiaries meet their short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under their credit facilities and term loan agreements.
Commercial paper and term loan borrowings outstanding for Xcel Energy:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2026	Year Ended Dec. 31, 2025
Borrowing limit	$6,250	$4,750
Amount outstanding at period end	2,510	1,550
Average amount outstanding	1,863	1,026
Maximum amount outstanding	2,510	2,965
Weighted average interest rate, computed on a daily basis	4.38%	4.41%
Weighted average interest rate at period end	4.31	3.95
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

As of June 30, 2026, Xcel Energy Inc. and its utility subsidiaries had the following committed revolving credit facilities available:

(Millions of Dollars)	Credit Facility (a)	Drawn (b)	Available
Xcel Energy Inc.	$2,000	$965	$1,035
PSCo	1,200	48	1,152
NSP-Minnesota	800	44	756
SPS	600	45	555
NSP-Wisconsin	150	—	150
Total	$4,750	$1,102	$3,648
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
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity of the credit facility. Xcel Energy Inc. and its utility subsidiaries had no direct advances on the credit facilities outstanding as of June 30, 2026 and Dec. 31, 2025.
Letters of Credit — Xcel Energy Inc. and its utility subsidiaries use letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. There were $92 million of letters of credit outstanding under the credit facilities at both June 30, 2026 and Dec. 31, 2025. Amounts approximate their fair value and are subject to fees.
Additionally, in March 2026, NSP-Minnesota, PSCo and SPS each entered into an uncommitted letter of credit agreement with overall limits of $50 million, $50 million and $150 million, respectively, to provide additional letter of credit capacity outside of the revolving credit facilities. As of June 30, 2026, a total of $2 million of letters of credit were outstanding under these continuing letter of credit agreements.
Bilateral Credit Agreement — In April 2026, NSP-Minnesota’s uncommitted bilateral credit agreement was renewed for an additional one-year term. The credit agreement is limited in use to support letters of credit.
As of June 30, 2026 and Dec. 31, 2025, NSP-Minnesota had $69 million of outstanding letters of credit under the $75 million bilateral credit agreement.
Term Loan Agreement — In January 2026, Xcel Energy Inc. entered into a $1.5 billion, 364-Day Delayed Draw Term Loan Agreement. The loan is unsecured and matures Jan. 30, 2027. The term loan includes one financial covenant, requiring Xcel Energy’s consolidated funded debt to total capitalization ratio to be less than or equal to 70 percent. Interest is at a rate equal to the Term SOFR rate, plus 85.0 basis points, or an alternate base rate. As of June 30, 2026 there was $1.5 billion outstanding under the term loan facility.
Long-Term Borrowings and Other Financing Instruments
During the six months ended June 30, 2026, Xcel Energy Inc. and its utility subsidiaries issued the following:
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
•NSP-Wisconsin issued $250 million in aggregate principal amount of 5.48% First Mortgage Bonds due June 15, 2041.
•SPS issued $650 million in aggregate principal amount of 5.30% First Mortgage Bonds due August 15, 2036 and $550 million in aggregate principal amount of 5.875% First Mortgage Bonds due August 15, 2056.
ATM Equity Offerings — Xcel Energy Inc. filed prospectus supplements in August 2025 and May 2026 under which it may sell up to $4 billion and $4.3 billion of its common stock, respectively, through ATM programs. In addition to the issuance and sale of shares of common stock to or through sales agents, Xcel Energy Inc. also may use these ATM programs to enter into forward sale agreements. As of April 30, 2026, no further transactions will occur under the 2025 ATM program.
Forward Sale Agreements — Under these ATM programs, Xcel Energy Inc. has entered into multiple forward sale agreements in 2026 and 2025 in connection with completed public offerings of Xcel Energy common stock.
The following forward sale agreements remain outstanding as of June 30, 2026:

Agreements Entered	Common Shares (in millions)	Maturity	Minimum Expected Proceeds (millions of dollars)
2025 forward equity agreements	12.2	Dec. 2026 to May 2027 (a)	$932	(b)
2025 collared forward equity agreements	15.1	Dec. 2026	1,044	(c)
2026 forward equity agreements	21.2	Dec. 2027 to Dec. 2028 (a)	1,705	(b)
2026 collared forward equity agreements	21.3	Dec. 2027 to Dec. 2028	1,496	(c)
(a)Maturity date varies by agreement. Xcel Energy may settle the agreements at any time until final maturity.
(b)Actual cash proceeds will be impacted by the timing of settlement. Forward prices are based on the public offering price (net of underwriting fees), increased for the overnight bank funding rate, less a spread and less expected dividends on Xcel Energy’s common stock during the period the agreements are outstanding.
(c)Minimum expected proceeds reflect the floor price. Actual cash proceeds will be based on an average market price for Xcel Energy’s common stock during a period preceding settlement, subject to the cap price and floor price, which are derived from the public offerings.
If settled in physical shares, stockholders’ equity equal to cash proceeds will be recorded at settlement.

The collared forward equity agreements will not be settled until maturity, and net cash settlement and net share settlement are generally unavailable. The 2025 and 2026 forward equity agreements could have been settled at June 30, 2026 with physical delivery of common shares to the banking counterparties in exchange for cash; if Xcel Energy unilaterally elected net cash or net share settlement, these agreements also could have been settled with cash or shares of common stock, as follows:

Pro-Forma/Hypothetical Transactions
Agreements Entered	Net Settlement proceeds (payments):		Physical Share Delivery Proceeds (millions of dollars)
	Common Shares (in millions)	Net Cash (millions of dollars)
2025 forward equity agreements	(0.5)	$(36)	$934
2026 forward equity agreements	0.1	10	1,708
Equity through DRIP and Benefits Program — Xcel Energy issued $64 million and $39 million of equity through the DRIP and benefits programs during the six months ended June 30, 2026 and 2025, respectively. The programs allow shareholders to reinvest their dividends directly in Xcel Energy Inc. common stock.
Xcel Energy Inc.’s Purchase of Subsidiary First Mortgage Bonds — During the six months ended June 30, 2026, Xcel Energy Inc. purchased $89 million in aggregate principal amounts of NSP-Minnesota’s 3.60% First Mortgage Bonds Series due Sept. 15, 2047, 2.90% First Mortgage Bonds Series due March 1, 2050, 2.60% First Mortgage Bonds Series due June 1, 2051 and 3.20% First Mortgage Bonds Series due April 1, 2052, for $59 million. During the six months ended June 30, 2025, Xcel Energy Inc. purchased $128 million of NSP-Minnesota first mortgage bonds for $81 million.
During the six months ended June 30, 2026, Xcel Energy Inc. purchased $4 million in aggregate principal amounts of SPS’ 3.70% First Mortgage Bonds due August 15, 2047, 4.40% First Mortgage Bonds Series due November 15, 2048 and 3.75% First Mortgage Bonds due June 15, 2049, for $3 million. Xcel Energy Inc. purchased no SPS first mortgage bonds in 2025.
On a consolidated basis, Xcel Energy Inc.’s repurchases of NSP-Minnesota and SPS First Mortgage Bonds were accounted for as debt extinguishments and resulted in pre-tax gains of approximately $29 million and $43 million for the six months ended June 30, 2026 and 2025, respectively, net of unamortized discount and debt issuance costs.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. Xcel Energy’s operating revenues consisted of the following:

	Three Months Ended June 30, 2026
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$803	$184	$1	$988
C&I	1,324	105	6	1,435
Other	31	—	2	33
Total retail	2,158	289	9	2,456
Wholesale	89	—	—	89
Transmission	190	—	—	190
Other	13	44	—	57
Total revenue from contracts with customers	2,450	333	9	2,792
Alternative revenue and other	290	32	5	327
Total revenues	$2,740	$365	$14	$3,119

	Three Months Ended June 30, 2025
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$881	$212	$—	$1,093
C&I	1,474	119	7	1,600
Other	38	—	2	40
Total retail	2,393	331	9	2,733
Wholesale	145	—	—	145
Transmission	169	—	—	169
Other	22	45	—	67
Total revenue from contracts with customers	2,729	376	9	3,114
Alternative revenue and other	149	20	4	173
Total revenues	$2,878	$396	$13	$3,287

	Six Months Ended June 30, 2026
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,707	$796	$2	$2,505
C&I	2,716	439	15	3,170
Other	66	—	4	70
Total retail	4,489	1,235	21	5,745
Wholesale	306	—	—	306
Transmission	376	—	—	376
Other	25	94	—	119
Total revenue from contracts with customers	5,196	1,329	21	6,546
Alternative revenue and other	520	66	8	594
Total revenues	$5,716	$1,395	$29	$7,140

	Six Months Ended June 30, 2025
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,805	$844	$1	$2,650
C&I	2,807	439	17	3,263
Other	73	—	4	77
Total retail	4,685	1,283	22	5,990
Wholesale	351	—	—	351
Transmission	341	—	—	341
Other	39	96	—	135
Total revenue from contracts with customers	5,416	1,379	22	6,817
Alternative revenue and other	297	72	7	376
Total revenues	$5,713	$1,451	$29	$7,193

6. Income Taxes
Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense.
Effective income tax reconciliation:

	Three Months Ended June 30		Six Months Ended June 30
(Millions of Dollars)	2026	2025	2026	2025
Income before income taxes (domestic)	$526	$384	$1,035	$806

Federal statutory rate impact	111	81	217	169
(Decreases) increases in tax from:
Tax credits
PTCs (a)	(160)	(130)	(301)	(269)
Other	(3)	(4)	(6)	(8)
Regulatory adjustments (b)
AFUDC equity	(17)	(10)	(35)	(23)
Plant related excess deferred taxes	(12)	(13)	(27)	(27)
Other	3	4	7	7
State income taxes, net of federal tax effect (c)	20	13	42	26
Other	(2)	(1)	(4)	4
Income tax benefit	$(60)	$(60)	$(107)	$(121)

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Federal statutory rate	21.0%	21.0%	21.0%	21.0%
(Decreases) increases in tax from:
Tax credits
PTCs (a)	(30.4)	(33.8)	(29.1)	(33.5)
Other	(0.6)	(1.0)	(0.7)	(1.0)
Regulatory adjustments (b)
AFUDC equity	(3.3)	(2.7)	(3.4)	(2.8)
Plant related excess deferred taxes	(2.3)	(3.5)	(2.6)	(3.3)
Other	0.6	1.0	0.8	0.8
State income taxes, net of federal tax effect (c)	3.8	3.3	4.0	3.3
Other	(0.2)	0.1	(0.3)	0.5
Effective income tax rate	(11.4)%	(15.6)%	(10.3)%	(15.0)%
(a)Wind and Solar PTCs (net of transfer discounts) are generally credited to customers (reduction to revenue) and do not materially impact earnings.
(b)Regulatory adjustments primarily relate to the credit of plant related excess deferred taxes to customers for tax rate changes as well as the capitalization of AFUDC equity for book purposes only. Income tax benefits associated with the credit of excess deferred taxes are offset by corresponding revenue reductions.
(c)State and local income taxes are primarily Minnesota and Colorado state taxes.

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
•Liability awards subject to a performance condition; any portions settled in shares are included in common shares outstanding upon settlement.

Common shares outstanding used in the basic and diluted EPS computation:

	Three Months Ended June 30		Six Months Ended June 30
(Shares in Millions)	2026	2025	2026	2025
Basic	625	586	625	580
Diluted (a)	627	588	627	582
(a)Diluted common shares outstanding included common stock equivalents of 2.3 million and 2.0 million for the three months ended June 30, 2026 and 2025, respectively. Diluted common shares outstanding included common stock equivalents of 2.1 million and 1.7 million for the six months ended June 30, 2026 and 2025, respectively.

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
Unrealized gains for the nuclear decommissioning fund were $2.0 billion and $1.8 billion as of June 30, 2026 and Dec. 31, 2025, respectively, and unrealized losses were $47 million as of June 30, 2026 and Dec. 31, 2025.

Non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund:

	June 30, 2026
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$70	$70	$—	$—	$—	$70
Commingled funds	752	—	—	—	1,175	1,175
Debt securities	1,005	—	988	11	—	999
Equity securities	484	1,983	1	—	—	1,984
Total	$2,311	$2,053	$989	$11	$1,175	$4,228
(a)Reported in nuclear decommissioning fund and other investments on the consolidated balance sheets, which also includes $321 million of equity method investments and $178 million of rabbi trust assets and other miscellaneous investments.

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
For the three and six months ended June 30, 2026 and 2025, there were no transfers of Level 3 investments between levels.
Contractual maturity dates of debt securities in the nuclear decommissioning fund as of June 30, 2026:

	Final Contractual Maturity
(Millions of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Debt securities	$3	$460	$328	$208	$999
Rabbi Trusts
Xcel Energy has established rabbi trusts to provide partial funding for future deferred compensation plan distributions. The fair value of assets held in the rabbi trusts were $116 million and $107 million as of June 30, 2026 and Dec. 31, 2025, respectively, comprised of cash equivalents and mutual funds (level 1 valuation methods). Amounts are reported in nuclear decommissioning fund and other investments on the consolidated balance sheet.
Derivative Activities and Fair Value Measurements
Xcel Energy enters into derivative instruments, including forward contracts, futures, swaps and options, for trading purposes and to manage risk in connection with changes in interest rates and utility commodity prices.
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
As of June 30, 2026, accumulated other comprehensive loss related to interest rate derivatives included $3 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of June 30, 2026, Xcel Energy had unsettled interest rate derivatives with a notional amount of $130 million.
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
The most significant derivative positions outstanding at June 30, 2026 and Dec. 31, 2025 for this purpose relate to FTR instruments administered by MISO and SPP. These instruments are intended to offset the impacts of transmission system congestion.
When Xcel Energy enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers, the instruments are not typically designated as qualifying hedging transactions. The classification of unrealized losses or gains on these instruments as a regulatory asset or liability, if applicable, is based on approved regulatory recovery mechanisms.
As of June 30, 2026, Xcel Energy had no commodity contracts designated as cash flow hedges.

Gross notional amounts of commodity forwards, options and FTRs:

(Amounts in Millions) (a)(b)	June 30, 2026	Dec. 31, 2025
MWh of electricity	53	35
MMBtu of natural gas	76	31
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
As of June 30, 2026, two of Xcel Energy’s ten most significant counterparties for these activities, comprising $26 million, or 21%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings.
Seven of the ten most significant counterparties, comprising $68 million, or 54%, of this credit exposure, were not rated by these external ratings agencies, but based on Xcel Energy’s internal analysis, had credit quality consistent with investment grade.
One of these significant counterparties, comprising $10 million, or 8%, of this credit exposure, had credit quality less than investment grade, based on internal analysis.
Nine of these ten significant counterparties are municipal or cooperative electric entities, RTOs or other utilities.
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
As of June 30, 2026 and Dec. 31, 2025, there were $4 million and $7 million of derivative liabilities with such underlying contract provisions.
Certain contracts also contain cross default provisions that may require the posting of collateral or settlement of the contracts if there was a failure under other financing arrangements related to payment terms or other covenants.
As of June 30, 2026 and Dec. 31, 2025, there were approximately $43 million and $62 million of derivative liabilities with such underlying contract provisions, respectively.
Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that a given utility subsidiary’s ability to fulfill its contractual obligations is reasonably expected to be impaired.
Xcel Energy had no collateral posted related to adequate assurance clauses in derivative contracts as of June 30, 2026 and Dec. 31, 2025, respectively.
Recurring Derivative Fair Value Measurements
Interest rate cash flow hedge gains and losses reclassified into interest expense from accumulated other comprehensive loss were immaterial for the three and six months ended June 30, 2026 and 2025.
Other impacts of derivative activity:

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory Assets and Liabilities
Three Months Ended June 30, 2026
Other derivative instruments:
Electric commodity	$—	$(52)
Total	$—	$(52)

Six Months Ended June 30, 2026
Derivatives designated as cash flow hedges:
Interest rate	$4	$—
Total	$4	$—
Other derivative instruments:
Electric commodity	$—	$(66)
Natural gas commodity	—	10
Total	$—	$(56)

Three Months Ended June 30, 2025
Derivatives designated as cash flow hedges:
Interest rate	$5	$—
Total	$5	$—
Other derivative instruments:
Electric commodity	$—	$9
Total	$—	$9

Six Months Ended June 30, 2025
Derivatives designated as cash flow hedges:
Interest rate	$1	$—
Total	$1	$—
Other derivative instruments:
Electric commodity	$—	$14
Natural gas commodity	—	7
Total	$—	$21

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from Regulatory Assets and Liabilities		Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)
Three Months Ended June 30, 2026
Other derivative instruments:
Electric commodity	$10	(a)	$—
Total	$10		$—

Six Months Ended June 30, 2026
Other derivative instruments:
Commodity trading	$—		$4	(b)
Electric commodity	(15)	(a)	—
Natural gas commodity	—		(14)	(c) (d)
Total	$(15)		$(10)

Three Months Ended June 30, 2025
Other derivative instruments:
Commodity trading	$—		$6	(b)
Electric commodity	(16)	(a)	—
Total	$(16)		$6

Six Months Ended June 30, 2025
Other derivative instruments:
Commodity trading	$—		$(7)	(b)
Electric commodity	(21)	(a)	—
Natural gas commodity	—		(13)	(c) (d)
Total	$(21)		$(20)
(a)Recorded to electric fuel and purchased power. These derivative settlement gains and losses are shared with electric customers through fuel and purchased energy cost-recovery mechanisms, and reclassified out of income as regulatory assets or liabilities, as appropriate. FTR settlements are shared with customers and do not have a material impact on net income. Presented amounts reflect changes in fair value between auction and settlement dates, but exclude the original auction fair value.
(b)Recorded to electric revenues. Presented amounts do not reflect non-derivative transactions or margin sharing with customers.
(c)Amounts are primarily recorded to cost of natural gas sold and transported. Amounts are subject to cost recovery mechanisms and reclassified out of income to a regulatory asset, as appropriate.
(d)Relates primarily to option premium amortization.
Xcel Energy had no derivative instruments designated as fair value hedges during the six months ended June 30, 2026 and 2025.

Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2026						Dec. 31, 2025
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Derivatives designated as cash flow hedges:
Interest rate	$—	$4	$—	$4	$—	$4	$—	$1	$—	$1	$—	$1
Other derivative instruments:
Commodity trading	$3	$6	$5	$14	$(10)	$4	$2	$13	$7	$22	$(16)	$6
Electric commodity	—	—	171	171	(2)	169	—	—	147	147	(3)	144
Natural gas commodity	—	1	—	1	—	1	—	14	—	14	—	14
Total current derivative assets	$3	$11	$176	$190	$(12)	$178	$2	$28	$154	$184	$(19)	$165
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$3	$29	$19	$51	$(7)	$44	$3	$28	$34	$65	$(11)	$54
Total noncurrent derivative assets	$3	$29	$19	$51	$(7)	$44	$3	$28	$34	$65	$(11)	$54

	June 30, 2026						Dec. 31, 2025
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Other derivative instruments:
Commodity trading	$3	$13	$11	$27	$(16)	$11	$5	$22	$6	$33	$(18)	$15
Electric commodity	—	—	2	2	(2)	—	—	—	3	3	(3)	—
Natural gas commodity	—	—	—	—	—	—	—	10	—	10	—	10
Total current derivative liabilities	$3	$13	$13	$29	$(18)	11	$5	$32	$9	$46	$(21)	25
PPAs (b)						6						6
Current derivative instruments						$17						$31
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$5	$21	$30	$56	$(11)	$45	$6	$24	$40	$70	$(13)	$57
Total noncurrent derivative liabilities	$5	$21	$30	$56	$(11)	45	$6	$24	$40	$70	$(13)	57
PPAs (b)						6						10
Noncurrent derivative instruments						$51						$67
(a)Xcel Energy nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement. At June 30, 2026 and Dec. 31, 2025, derivative assets and liabilities include no obligations to return cash collateral. At June 30, 2026 and Dec. 31, 2025, derivative assets and liabilities include rights to reclaim cash collateral of $10 million and $4 million, respectively. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)Xcel Energy currently applies the normal purchase exception to qualifying PPAs. Balance relates to specific contracts that were previously recognized at fair value prior to applying the normal purchase exception, and are being amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Changes in Level 3 commodity derivatives:

	Three Months Ended June 30
(Millions of Dollars)	2026	2025
Balance at April 1	$139	$118
Purchases (a)	133	194
Settlements (a)	(61)	(86)
Net transactions recorded during the period:
Losses recognized in earnings (b)	(8)	(6)
Net (losses) gains recognized as regulatory assets and liabilities (a)	(51)	23
Balance at June 30	$152	$243

	Six Months Ended June 30
(Millions of Dollars)	2026	2025
Balance at Jan. 1	$139	$99
Purchases (a)	238	260
Settlements (a)	(108)	(144)
Net transactions recorded during the period:
Losses recognized in earnings (b)	(15)	(8)
Net (losses) gains recognized as regulatory assets and liabilities (a)	(102)	36
Balance at June 30	$152	$243
(a)Relates primarily to NSP-Minnesota and SPS FTR instruments administered by MISO and SPP.
(b)Relates to commodity trading and is subject to offsetting losses and gains on derivative instruments categorized as levels 1 and 2 in the income statement. See above tables for the income statement impact of derivative activity, including commodity trading gains and losses.
Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	June 30, 2026		Dec. 31, 2025
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$36,947	$34,123	$32,333	$29,943
Fair value of Xcel Energy’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of June 30, 2026 and Dec. 31, 2025, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

9. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended June 30
	2026	2025	2026	2025
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$20	$19	$1	$—
Interest cost (a)	39	39	6	6
Expected return on plan assets (a)	(50)	(52)	(5)	(5)
Amortization of prior service credit (a)	(1)	—	—	—
Amortization of net loss (a)	11	7	1	1
Net periodic benefit cost	19	13	3	2
Effects of regulation	—	2	—	—
Net benefit cost recognized for financial reporting	$19	$15	$3	$2

	Six Months Ended June 30
	2026	2025	2026	2025
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$40	$38	$1	$—
Interest cost (a)	78	78	12	12
Expected return on plan assets (a)	(100)	(104)	(10)	(10)
Amortization of prior service credit (a)	(1)	—	—	—
Amortization of net loss (a)	22	14	2	2
Net periodic benefit cost	39	26	5	4
Effects of regulation	(1)	4	—	—
Net benefit cost recognized for financial reporting	$38	$30	$5	$4
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
After reaching the generally applicable two-year statute of limitations for property damage in Texas, SPS is aware of approximately 73 complaints, most of which have also named Xcel Energy Services Inc. as an additional defendant, relating to the Smokehouse Creek Fire Complex. The complaints, which assert claims on behalf of one or more plaintiffs, generally allege that SPS’ equipment ignited the Smokehouse Creek Fire Complex and seek compensation for losses resulting from the fire, asserting various causes of action under Texas law. In addition to seeking compensatory damages, certain of the complaints also seek exemplary damages. Of the 73 complaints, 28 have been resolved.
SPS has received 304 claims through its claims process, net of duplicative, withdrawn and denied claims, and has reached final settlements on 237 of those claims as of the date of this filing. In addition to filed complaints and claims made through SPS’ claims process, SPS has also received information from attorneys for approximately 107 additional claims and has reached settlement of 79 of those claims through mediation.
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
SPS has settled claims related to both fatalities believed to be associated with the Smokehouse Creek Fire Complex. Settlements have also been reached with the subrogated insurer plaintiffs as well as the three largest claims asserted from the fire, as measured by fire-impacted acreage. Settlements reached as of the date of this filing total $404 million of expected loss payments, of which $398 million and $374 million were paid through June 30, 2026 and Dec. 31, 2025, respectively.
Based on the current state of the law and the facts and circumstances available as of the date of this filing, Xcel Energy has recorded $56 million of remaining estimated probable losses for the matter (before available insurance), for a total estimated loss of $460 million. Additionally, approximately $43 million in legal costs have been incurred as of June 30, 2026, resulting in total estimated losses and incurred costs related to this proceeding of $503 million as of June 30, 2026. An estimated liability of $62 million and $56 million for estimated losses is presented in other current liabilities as of June 30, 2026 and Dec. 31, 2025, respectively.
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
Xcel Energy remains unable to reasonably estimate any additional loss or the upper end of the range because there are a number of unknown facts and legal considerations that may impact the amount of any potential liability, including the nature of demands that may be made. Resolution of remaining complaints and claims associated with the Smokehouse Creek Fire Complex could exceed our insurance coverage of $525 million for the annual policy period (of which approximately $80 million of coverage remains after consideration of settlements reached and legal costs incurred through June 30, 2026) and could have a material adverse effect on our financial condition, results of operations or cash flows.
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
SPS records insurance recoveries when it is deemed probable that recovery will occur, and SPS can reasonably estimate the amount or range. Insurance receivables for estimated losses of approximately $81 million and $195 million, net of recoveries received are presented in prepayments and other current assets as of June 30, 2026 and Dec. 31, 2025, respectively. While SPS plans to seek recovery of all insured losses, it is unable to predict the ultimate amount and timing of such insurance recoveries.
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
In September 2025, Xcel Energy and other defendants reached settlement agreements in principle that resolved all claims and required PSCo to make settlement payments of $640 million. PSCo did not admit any fault, wrongdoing or negligence in connection with these settlement agreements. As of July 2026, settlements have been executed with all plaintiffs and subrogation insurers.
As a result of settlements as well as legal and other costs of the matter, PSCo recognized charges to earnings of $298 million in the year ended Dec. 31, 2025, after consideration of total costs expected to be reimbursed by insurance. In 2026, PSCo increased its estimated amount recoverable from insurance, contributing to a net $19 million credit to earnings for the six months ended June 30, 2026.
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
In March 2026, the ALJ recommended a $41 million disallowance of estimated replacement power costs. In May 2026, the MPUC ordered a $41 million disallowance, consistent with the ALJ recommendation. NSP-Minnesota recognized an incremental $37 million in customer refunds, including interest, to electric revenues in the first quarter of 2026. Incremental interest was recognized in the second quarter of 2026.
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
If the rule is implemented, Xcel Energy anticipates the annual costs could be significant but recoverable through regulatory mechanisms. However, the plan is subject to both judicial and administrative stays while the EPA reconsiders the rule. In January 2026, the EPA proposed Phase 1 of its reconsideration of the “Good Neighbor” rule. Xcel Energy will continue to evaluate any additional phases of the reconsideration of this rule as they are published by the EPA.

Leases
Finance lease payments are allocated between interest charges and depreciation and amortization on the consolidated statements of income. PPA operating lease payments are included in electric fuel and purchased power, and expense for other operating leases is included in O&M expense and electric fuel and purchased power.
Components of lease expense:

	Three Months Ended June 30
(Millions of Dollars)	2026	2025
Operating leases
PPA capacity payments	$31	$54
Other operating leases (a)	5	10
Total operating lease expense	$36	$64
Finance leases
Amortization of ROU assets	$10	$1
Interest expense on lease liability	25	3
Total finance lease expense	$35	$4

	Six Months Ended June 30
(Millions of Dollars)	2026	2025
Operating leases
PPA capacity payments	$60	$111
Other operating leases (a)	18	23
Total operating lease expense	$78	$134
Finance leases
Amortization of ROU assets	$20	$2
Interest expense on lease liability	47	7
Total finance lease expense	$67	$9
(a)Includes immaterial short-term lease expense.
Commitments under operating and finance leases as of June 30, 2026:

(Millions of Dollars)	PPA Operating Leases	Other Operating Leases	Total Operating Leases	Finance Leases (a)
Total minimum obligation	$572	$669	$1,241	$2,192
Interest component of obligation	(80)	(295)	(375)	(864)
Present value of minimum obligation	$492	$374	866	1,328
Less current portion			(107)	(40)
Noncurrent operating and finance lease liabilities			$759	$1,288
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
The utility subsidiaries had 3,476 MW of capacity under long-term PPAs at both June 30, 2026 and Dec. 31, 2025 with entities that have been determined to be variable interest entities. The PPAs have expiration dates through 2048.
Other
Guarantees and Bond Indemnifications — Xcel Energy Inc. and its subsidiaries provide guarantees and bond indemnities, which guarantee payment or performance. Xcel Energy Inc.’s exposure is based upon the net liability under the specified agreements or transactions. Most of the guarantees and bond indemnities issued by Xcel Energy Inc. and its subsidiaries have a stated maximum amount.
As of June 30, 2026 and Dec. 31, 2025, Xcel Energy had no assets held as collateral related to its guarantees, bond indemnities and indemnification agreements. Guarantees and bond indemnities issued and outstanding for Xcel Energy were approximately $135 million and $120 million at June 30, 2026 and Dec. 31, 2025, respectively.
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

11. Other Comprehensive Loss
Changes in accumulated other comprehensive loss, net of tax:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at April 1	$(21)	$(38)	$(59)	$(33)	$(39)	$(72)
Other comprehensive gain before reclassifications	—	—	—	5	—	5
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (a)	—	—	—	1	—	1
Amortization of net actuarial losses (b)	—	1	1	—	—	—
Net current period other comprehensive income	—	1	1	6	—	6
Accumulated other comprehensive loss at June 30	$(21)	$(37)	$(58)	$(27)	$(39)	$(66)

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(25)	$(38)	$(63)	$(29)	$(39)	$(68)
Other comprehensive gain before reclassifications	3	—	3	—	—	—
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (a)	1	—	1	2	—	2
Amortization of net actuarial losses (b)	—	1	1	—	—	—
Net current period other comprehensive income	4	1	5	2	—	2
Accumulated other comprehensive loss at June 30	$(21)	$(37)	$(58)	$(27)	$(39)	$(66)
(a)Included in interest charges.
(b)Included in the computation of net periodic pension and postretirement benefit costs. See Note 9 for further information.

12. Segment Information
Segment information and reconciliation to Xcel Energy’s consolidated net income:

	Three Months Ended June 30, 2026
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues	$2,740	$365	$3,105
Intersegment revenue	1	4	5
Total segment revenues	2,741	369	3,110
Electric fuel and purchased power	678	—	678
Cost of natural gas sold and transported	—	93	93
O&M expenses	572	106	678
Depreciation and amortization	546	111	657
Other segment expenses, net	140	23	163
Interest charges and financing costs	265	35	300
Income tax benefit	(58)	(6)	(64)
Net income	$598	$7	$605

Total segment net income			$605
Non-segment net loss			(19)
Consolidated net income			$586

	Three Months Ended June 30, 2025
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues	$2,878	$396	$3,274
Intersegment revenue	—	6	6
Total segment revenues	2,878	402	3,280
Electric fuel and purchased power	918	—	918
Cost of natural gas sold and transported	—	134	134
O&M expenses	554	106	660
Depreciation and amortization	617	102	719
Other segment expenses, net	156	27	183
Interest charges and financing costs	213	31	244
Income tax benefit	(48)	(4)	(52)
Net income	$468	$6	$474

Total segment net income			$474
Non-segment net loss			(30)
Consolidated net income			$444

	Six Months Ended June 30, 2026
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues	$5,716	$1,395	$7,111
Intersegment revenue	1	8	9
Total segment revenues	5,717	1,403	7,120
Electric fuel and purchased power	1,697	—	1,697
Cost of natural gas sold and transported	—	613	613
O&M expenses	1,130	212	1,342
Depreciation and amortization	1,199	221	1,420
Other segment expenses, net	284	65	349
Interest charges and financing costs	515	69	584
Income tax (benefit) expense	(135)	46	(89)
Net income	$1,027	$177	$1,204

Total segment net income			$1,204
Non-segment net loss			(62)
Consolidated net income			$1,142

	Six Months Ended June 30, 2025
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues	$5,713	$1,451	$7,164
Intersegment revenue	—	11	11
Total segment revenues	5,713	1,462	7,175
Electric fuel and purchased power	1,938	—	1,938
Cost of natural gas sold and transported	—	647	647
O&M expenses	1,122	211	1,333
Depreciation and amortization	1,243	200	1,443
Other segment expenses, net	327	84	411
Interest charges and financing costs	417	61	478
Income tax (benefit) expense	(143)	57	(86)
Net income	$809	$202	$1,011

Total segment net income			$1,011
Non-segment net loss			(84)
Consolidated net income			$927
Equity method investments in the regulated natural gas utility segment of $69 million and $81 million at June 30, 2026 and Dec. 31, 2025, respectively, primarily relate to WYCO. Non-segment equity method investments of $252 million and $204 million as of June 30, 2026 and Dec. 31, 2025, respectively, relate to investments in energy technology funds.
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
Xcel Energy’s management uses non-GAAP measures for financial planning and analysis, for reporting results to the Board of Directors, in determining performance-based compensation and communicating its earnings outlook to analysts and investors. Non-GAAP financial measures are intended to supplement investors’ understanding of our performance and should not be considered alternatives for financial measures presented in accordance with GAAP. These measures are discussed in more detail below and may not be comparable to other companies’ similarly titled non-GAAP financial measures.
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
The following table provides a reconciliation of GAAP earnings (net income) to ongoing earnings:

	Three Months Ended June 30		Six Months Ended June 30
(Millions of Dollars)	2026	2025	2026	2025
GAAP net income	$586	$444	$1,142	$927
Prairie Island outage refunds	1	—	38	—
Marshall Wildfire litigation	3	—	(19)	—
Tax effect	(1)	—	(5)	—
Ongoing earnings	$589	$444	$1,156	$927
Prairie Island Outage Refunds — In March 2026, the ALJ recommended a disallowance of $41 million for estimated replacement power costs incurred during a 2023-2024 outage at NSP-Minnesota’s Prairie Island nuclear facility. The MPUC ordered the ALJ-recommended disallowance in May 2026. Total non-recurring charges of $38 million were recorded to electric revenues during the six months ended June 30, 2026 for incremental customer refunds, including interest.
Marshall Wildfire Litigation — In the six months ended June 30, 2026, PSCo recognized $19 million of net reductions to operating expenses due primarily to an increase in the estimated amount recoverable from insurance for non-recurring Marshall Wildfire costs.

Results of Operations
The only common equity securities that are publicly traded are common shares of Xcel Energy Inc. Diluted earnings and EPS of each subsidiary discussed below do not represent a direct legal interest in the assets and liabilities allocated to such subsidiary but rather represent a direct interest in our assets and liabilities as a whole.
Xcel Energy’s second quarter diluted GAAP and ongoing earnings were $0.93 per share compared with $0.75 per share in the same period in 2025. The change in earnings per share was primarily driven by increased recovery of electric infrastructure investments, partially offset by higher financing costs. Fluctuations in electric and natural gas revenues associated with changes in fuel and purchased power and/or natural gas sold and transported generally do not significantly impact earnings (changes in costs are offset by the related variation in revenues).
Summarized diluted EPS for Xcel Energy:

	Three Months Ended June 30		Six Months Ended June 30
Diluted Earnings (Loss) Per Share	2026	2025	2026	2025
PSCo	$0.32	$0.26	$0.74	$0.71
NSP-Minnesota	0.37	0.32	0.67	0.64
SPS	0.19	0.17	0.33	0.27
NSP-Wisconsin	0.06	0.05	0.17	0.12
Earnings from equity method investments — WYCO	0.01	0.01	0.02	0.02
Regulated utility (a)	0.95	0.81	1.92	1.76
Xcel Energy Inc. and Other	(0.02)	(0.06)	(0.10)	(0.17)
GAAP diluted EPS (a)	$0.93	$0.75	$1.82	$1.59
Prairie Island outage refunds	—	—	0.04	—
Marshall Wildfire litigation	—	—	(0.02)	—
Ongoing diluted EPS (a)	$0.93	$0.75	$1.84	$1.59
(a)Amounts may not add due to rounding.
Summary of Earnings
PSCo — GAAP and ongoing earnings increased $0.06 per share for the second quarter of 2026. Year-to-date GAAP earnings increased $0.03 per share and ongoing earnings increased $0.01 per share. The increase in year-to-date ongoing earnings was driven by higher recovery of electric infrastructure investments which was partially offset by unfavorable weather. The difference between GAAP and ongoing earnings was driven by an increase in the estimated amount recoverable from insurance for Marshall Wildfire costs.
NSP-Minnesota — GAAP and ongoing earnings increased $0.05 per share for the second quarter of 2026. Year-to-date GAAP earnings increased $0.03 per share and ongoing earnings increased $0.07 per share. The year-to-date ongoing earnings increase was driven by higher recovery of electric and natural gas infrastructure investments, which was partially offset by increased interest charges. The difference between GAAP and ongoing earnings was driven by recognition of customer refunds related to the 2023-2024 Prairie Island nuclear facility outage.
SPS — GAAP and ongoing earnings increased $0.02 per share for the second quarter and $0.06 per share year-to-date. The year-to-date change was driven by sales growth and higher recovery of electric infrastructure investments, partially offset by increased depreciation expense.
NSP-Wisconsin — GAAP and ongoing earnings increased $0.01 per share for the second quarter and $0.05 year-to-date. The year-to-date change was driven by higher recovery of electric and natural gas infrastructure investments, partially offset by increased depreciation expense and interest charges.
Xcel Energy Inc. and Other — Primarily includes financing costs and interest income at the holding company and earnings from investment funds, which are accounted for as equity method investments. The increase in earnings was largely due to unrealized gains on the investment funds’ interests in energy technology companies, partially offset by higher debt levels.

Changes in GAAP and Ongoing EPS
Components significantly contributing to changes in 2026 EPS compared to 2025:

Diluted Earnings (Loss) Per Share	Three Months Ended June 30	Six Months Ended June 30
GAAP EPS — 2025	$0.75	$1.59

Components of change - 2026 vs. 2025
Lower electric fuel and purchased power	0.30	0.31
Higher AFUDC equity & debt	0.08	0.18
Lower depreciation and amortization	0.08	0.03
Marshall Wildfire litigation	—	0.02
(Lower) higher electric revenues	(0.18)	—
Higher interest charges	(0.12)	(0.22)
Common equity financing	(0.06)	(0.14)
Lower natural gas revenues	(0.04)	(0.07)
Other, net	0.12	0.12
GAAP EPS — 2026	$0.93	$1.82
Prairie Island outage refunds	—	0.04
Marshall Wildfire litigation	—	(0.02)
Ongoing EPS — 2026	$0.93	$1.84
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
Percentage increase (decrease) in normal and actual HDD, CDD and THI:

	Three Months Ended June 30			Six Months Ended June 30
	2026 vs. Normal	2025 vs. Normal	2026 vs. 2025	2026 vs. Normal	2025 vs. Normal	2026 vs. 2025
HDD	(12.3)%	(7.1)%	(6.2)%	(14.7)%	(1.3)%	(13.7)%
CDD	14.7	(6.7)	24.6	22.9	(5.9)	33.5
THI	(1.9)	(7.1)	4.4	(2.1)	(7.3)	4.4
Weather — Estimated impact of temperature variations on EPS compared with normal weather conditions:

	Three Months Ended June 30			Six Months Ended June 30
	2026 vs. Normal	2025 vs. Normal	2026 vs. 2025	2026 vs. Normal	2025 vs. Normal	2026 vs. 2025
Retail electric	$0.001	$(0.013)	$0.014	$(0.030)	$(0.007)	$(0.023)
Sales true-up	0.001	—	0.001	0.008	—	0.008
Electric total	$0.002	$(0.013)	$0.015	$(0.022)	$(0.007)	$(0.015)
Firm natural gas	(0.008)	(0.005)	(0.003)	(0.088)	0.001	(0.089)
Decoupling	0.001	0.001	—	0.009	0.002	0.007
Natural gas total	$(0.007)	$(0.004)	$(0.003)	$(0.079)	$0.003	$(0.082)
Total	$(0.005)	$(0.017)	$0.012	$(0.101)	$(0.004)	$(0.097)
Sales — Sales growth (decline) for actual and weather-normalized sales volumes in 2026 compared to 2025:

	Three Months Ended June 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Actual
Electric residential	2.1%	1.9%	6.3%	(1.2)%	2.4%
Electric C&I	(0.2)	2.8	2.9	2.7	2.0
Total retail electric sales	0.5	2.5	3.3	1.6	2.1
Firm natural gas sales	(10.9)	(1.4)	N/A	(10.2)	(7.8)

	Three Months Ended June 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Weather-Normalized
Electric residential	1.8%	0.4%	(0.1)%	2.3%	1.0%
Electric C&I	(0.3)	2.7	2.1	3.4	1.7
Total retail electric sales	0.3	1.9	1.7	3.0	1.5
Firm natural gas sales	(9.1)	(2.5)	N/A	(6.9)	(6.9)

	Six Months Ended June 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Actual
Electric residential	(3.1)%	1.0%	(4.3)%	(0.4)%	(1.4)%
Electric C&I	(0.7)	2.3	6.6	1.5	2.8
Total retail electric sales	(1.5)	1.9	5.0	0.9	1.6
Firm natural gas sales	(21.8)	(3.4)	N/A	(5.0)	(14.7)

	Six Months Ended June 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Weather-Normalized
Electric residential	(0.1)%	1.1%	(2.9)%	1.7%	0.1%
Electric C&I	—	2.4	6.2	1.9	3.0
Total retail electric sales	(0.1)	2.0	4.8	1.8	2.1
Firm natural gas sales	(2.5)	0.3	N/A	(1.9)	(1.5)
Weather-normalized electric sales growth (decline) — year-to-date
•C&I sales — Increase is due to higher use per customer in SPS (6.0%) and NSP-Minnesota (2.0%) and customer growth in NSP-Wisconsin (1.0%). Increased activity in the energy sector in SPS and the manufacturing sector in all jurisdictions contributed to the sales growth.
Weather-normalized natural gas sales growth (decline) — year-to-date
•Decrease in natural gas sales was driven primarily by reduced use per customer in most jurisdictions and customer classes.
Electric Revenues
Electric revenues are impacted by fluctuations in the price of natural gas, coal and uranium, regulatory outcomes, market prices and seasonality. In addition, electric customers receive a credit for PTCs generated, which reduce electric revenue and income taxes.

(Millions of Dollars)	Three Months Ended June 30, 2026 vs. 2025	Six Months Ended June 30, 2026 vs. 2025
Non-fuel riders	$114	$203
Sales and demand	25	69
Wholesale transmission	29	44
Conservation and demand side management (offset in expense)	21	41
Recovery of lower cost of electric fuel and purchased power	(202)	(169)
PTCs flowed back to customers (offset in ETR)	(41)	(59)
Wholesale generation	(32)	(44)
Prairie Island outage refunds	(1)	(38)
Regulatory rate outcomes (MN, WI and SD) (a)	(36)	(20)
Estimated impact of weather	12	(11)
Other, net	(27)	(13)
Total (decrease) increase	$(138)	$3
(a)Decrease primarily due to recognition of interim rate refunds in the Minnesota Electric Rate Case. Reduced electric revenue was more than offset by corresponding reductions in depreciation expense due to nuclear life extensions approved in the case.

Natural Gas Revenues
Natural gas revenues vary with changing sales, the cost of natural gas and regulatory outcomes.

(Millions of Dollars)	Three Months Ended June 30, 2026 vs. 2025	Six Months Ended June 30, 2026 vs. 2025
Estimated impact of weather (net of decoupling)	$(1)	$(62)
Recovery of lower cost of natural gas	(40)	(36)
Regulatory rate outcomes (MN and WI)	9	37
Other, net	1	5
Total decrease	$(31)	$(56)
Electric Fuel and Purchased Power — Expenses incurred for electric fuel and purchased power are impacted by fluctuations in market prices of electricity, natural gas, coal and uranium, as well as seasonality. These incurred expenses are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are largely offset in operating revenues and have minimal earnings impact. Electric fuel and purchased power expenses decreased $240 million for the second quarter of 2026 and $241 million year-to-date. The year-to-date change was primarily due to lower commodity prices, largely in SPS..
Cost of Natural Gas Sold and Transported — Expenses incurred for the cost of natural gas sold are impacted by market prices and seasonality. These costs are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are largely offset in operating revenues and have minimal earnings impact.
Natural gas sold and transported decreased $41 million for the second quarter of 2026 and $34 million year-to-date. The year-to-date change was primarily due to decreased volumes in PSCo, partially offset by higher commodity prices.
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses increased $16 million for the second quarter of 2026 and $5 million year-to-date. The year-to-date change was primarily due to increased generation costs.
Depreciation and Amortization — Depreciation and amortization decreased $60 million for the second quarter of 2026 and $20 million year-to-date. The year-to-date change was primarily due to the recognition of 2025 and 2026 depreciation reductions (nuclear life extensions) in the second quarter of 2026, partially offset by system expansion.
Interest Charges — Interest charges increased $94 million for the second quarter of 2026 and $174 million year-to-date. The year-to-date change was primarily due to higher debt levels.
Earnings from Equity Method Investments — Earnings from equity method investments increased $84 million for the second quarter of 2026 and $98 million year-to-date. The year-to-date change was primarily due to unrealized gains on investment funds’ interests in energy technology companies in the first six months of 2026 and losses in the first six months of 2025.
AFUDC, Equity and Debt — AFUDC increased $54 million for the second quarter of 2026 and $115 million year-to-date. The year-to-date change was primarily due to system investment.

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
Rates are designed to recover plant investment, operating costs and an allowed return on investment. Our utility subsidiaries request changes in utility rates through commission filings. Changes in operating costs can affect Xcel Energy’s financial results, depending on the timing of rate cases and implementation of final rates. Other factors affecting rate filings are new investments, sales, conservation and demand side management efforts and the cost of capital.
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
In June 2026, the MPUC issued a verbal decision. Terms of the decision include:
•Estimated rate increase of approximately $211 million over two years (annual average increase of 2.9%).
•ROE of 9.60%, an increase from the current 9.25% ROE, while maintaining the equity ratio of 52.5%.
•Continuation of existing true-up mechanisms inclusive of the sales true-up, coupled with authorization of new tracker mechanisms.
A final written MPUC order is expected by July 31, 2026.
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
In May 2026, NSP-Minnesota and certain intervenors reached a non-unanimous settlement, based on a total revenue increase of $38 million (4.9%) and a weighted average cost of capital of 7.21% (an increase from the previously authorized 7.16%).
An ALJ report is expected by September 2026 and a MPUC decision is expected in November 2026.
2022 Minnesota Electric Rate Case — In July 2023, the MPUC approved a three-year rate increase of approximately $332 million for 2022-2024, based on a ROE of 9.25% and an equity ratio of 52.5%.
NSP-Minnesota appealed certain aspects of the MPUC decision. In January 2025, the Minnesota Court of Appeals issued its opinion, which included reversing and remanding decisions related to executive compensation and prepaid pension asset back to the MPUC. In March 2026, the MPUC declined to modify the treatment of executive compensation. In July 2026, the MPUC declined to modify the treatment of prepaid pension asset.
2025 South Dakota Electric Rate Case — In June 2025, NSP-Minnesota filed a request with the SDPUC for a net annual electric rate increase of $44 million (15%). The filing is based on a 2024 historic test year, a requested ROE of 10.3%, an equity ratio of 52.87% and rate base of approximately $1.2 billion. Interim rates were implemented on Jan. 1, 2026.
In April 2026, NSP-Minnesota and SDPUC Staff filed a black box settlement agreement with the SDPUC, including a net annual electric rate increase of $26 million. In May 2026, the SDPUC approved the settlement agreement, and rates became effective July 1, 2026.
2026 North Dakota Natural Gas Rate Case — In January 2026, NSP-Minnesota filed a natural gas rate case in North Dakota, for an annual rate increase of $14 million (11.9%). The filing is based on a 2026 forecast test year and includes an ROE of 10.85%, a 52.5% equity ratio and rate base of $235 million. In March 2026, the NDPSC approved interim rates of $12 million effective April 1, 2026. The procedural schedule is yet to be determined.
NSP System
Pending and Recently Concluded Regulatory Proceedings
NSP-Minnesota and NSP-Wisconsin are actively engaged in multiple processes and proceedings to acquire resources to meet their identified generation resource needs.
•In October 2023, NSP-Minnesota issued an RFP seeking 1,200 MW of wind assets to replace capacity and reutilize interconnection rights associated with the retiring Sherco coal facilities. NSP-Minnesota filed for approval of recommended projects in March 2026. A decision is expected in the third quarter of 2026.
•In December 2025, NSP-Minnesota and NSP-Wisconsin jointly issued an RFP seeking up to 3,500 MW of wind, solar, hydro, standalone storage, or hybrid capacity that will achieve commercial operation by December 31, 2030. Short-listed projects were announced in June 2026, and filing for requisite regulatory approval is expected by the end of 2026.
•NSP-Minnesota and NSP-Wisconsin may continue to file additional RFPs throughout 2026 and 2027 for resource needs as part of its Upper Midwest resource planning efforts.
Large Load Agreement — In the first quarter of 2026, NSP-Minnesota entered into an electric service agreement to power a new Google data center in Minnesota. Under the agreement, Google will pay all costs for its new service for the duration of the contract, in accordance with Minnesota’s regulatory and legislative requirements for large loads. If approved, the agreement is expected to result in approximately $1.1 billion of benefits to NSP-Minnesota’s customers. A request for approval of the electric service agreement, including a proposed Clean Energy Accelerator Charge for 1,900 MW of clean energy resources, was filed with the MPUC in April 2026. A decision is expected in early 2027.

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
In June 2026, PSCo, CPUC Staff and various other parties filed a comprehensive non-unanimous settlement agreement. The AARP, City of Boulder and the UCA oppose the settlement. Other parties either support portions of the settlement or do not oppose it. Terms of the settlement include:
•Revenue increase (excluding rider roll-ins) of $225 million (6.3% total, or an annual average of 2.05% since the last rate case), based on a 2025 historic test year using year-end rate base with limited forward looking known and measurable adjustments.
•ROE of 9.3% and equity ratio of 54.5%.
•A performance framework applicable to the operation of Comanche Unit 3 coal facility from effective date of rates through 2029.
•Transfer of the previous Transmission Cost Adjustment investments into rate base.
•Continuation of previously authorized trackers and deferrals.
A CPUC decision and implementation of final rates is anticipated in the third quarter of 2026.
2025 Colorado Natural Gas Rate Case — In December 2025, PSCo filed a natural gas rate case with the CPUC seeking an increase in revenue of $190 million (11.6%). The request is based on a 10.75% ROE, an equity ratio of 55% and a 2025 test year with a projected rate base of $4.7 billion.
In July 2026, PSCo, CPUC Staff, the UCA, the Colorado Energy Office, Western Resource Advocates/Sierra Club, Energy Outreach Colorado and various other parties filed a comprehensive non-unanimous settlement agreement. Several parties either do not oppose or take no position on the settlement, and one transportation shipper opposes it. Key terms of the settlement include:
•Revenue increase of $123 million (7.5% total, or an annual average of 3.7% since the last rate case), based on a 2025 historic test year using average rate base with forward looking known and measurable adjustments.
•ROE of 9.2% and equity ratio of 54.5%.
Hearings to discuss the settlement took place in July 2026. A CPUC decision and implementation of final rates is anticipated in the fourth quarter of 2026.
2024 Colorado Electric Resource Plan — In October 2024, PSCo filed its Phase I electric resource plan with the CPUC. In November 2025, the CPUC approved a load forecast that reflects 3% compound annual sales growth through 2031 and a generation capacity need of approximately 5,400 MW.
PSCo filed a request for reconsideration of various aspects of the decision which were approved in February 2026. The RFP for the Phase II competitive solicitation process is expected to be issued in the third quarter of 2026. This RFP will seek to acquire the balance of resource needs through 2031 (after consideration of 3,800 MW of approved acquisitions from the Near-Term Procurement RFP).
SPS
Pending and Recently Concluded Regulatory Proceedings
2025 New Mexico Electric Rate Case — In November 2025, SPS filed an electric rate case with the NMPRC. As updated in March 2026, SPS requested a revenue increase of $168 million (16.0%). The request was based on a future test year period ending Nov. 30, 2027, a ROE of 10.5%, an equity ratio of 56% and retail rate base of $3.9 billion.
In June 2026, SPS, New Mexico Department of Justice, New Mexico Large Customer Group and various other parties filed a comprehensive non-unanimous stipulation. NMPRC Staff opposes certain components of the stipulation.
Terms of the stipulation include:
•Base rate revenue increase of $90 million (7.7% total, or an annual average of 2.4% since the last rate case), based on the filed future test year.
•ROE of 9.5%.
•Equity ratio of 54.70%.
A hearing on the non-unanimous stipulation took place in July 2026. An NMPRC decision is anticipated in the fourth quarter of 2026, with implementation of rates expected in December 2026.
SPS Resource Acquisition — In October 2023, SPS filed its IRP with the NMPRC, which supports projected load growth and increasing reliability requirements, and secures replacement energy and capacity for retiring resources.
In July 2024, SPS issued a RFP, seeking approximately 3,200 MW of accredited capacity by 2030. In July 2025, the portfolio selection report was publicly filed with the NMPRC. SPS has received NMPRC approval of the CCN filings for the specific assets, and PUCT approval is expected in the third quarter. SPS is continuing to pursue approximately 2,800 MW of accredited resources, including approximately 4,000 MW of nameplate capacity company owned resources and approximately 500 MW of nameplate capacity PPAs.
In October 2025, SPS issued a RFP to solicit 870 MW of accredited capacity through 2032 (approximately 1,500 MW to 3,000 MW nameplate capacity, or more depending on resource mix), with additional resources to be evaluated to meet the New Mexico RPS compliance need. Bids were received in January 2026, and the portfolio selection report was publicly filed with the NMPRC in July 2026. Project CCNs are expected to be filed in late 2026 or early 2027.
The following resources are included in SPS’ preferred portfolio:

Generation Resource Nameplate Capacity (in Megawatts)	Company Owned	PPAs	Total
Wind resources	500	305	805
Solar	1,890	—	1,890
Solar + storage	—	1,000	1,000
Natural gas	233	—	233
Total	2,623	1,305	3,928

Excess Liability Insurance Deferral – In early 2025, SPS filed requests with the NMPRC and PUCT for deferred accounting treatment for incremental excess liability insurance expense incurred as a result of the October 2024 policy renewal, estimated at approximately $30 million across the two jurisdictions. In October 2025, the NMPRC approved the request, resulting in a deferral of approximately $15 million of incremental excess liability insurance costs in 2025 and $7 million in the six months ended June 30, 2026. In January 2026, SPS, PUCT Staff and other intervenors filed a black box settlement expected to result in annual deferrals of approximately $8 million in 2026 and 2027. A PUCT decision is forthcoming.
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
NSP-Minnesota —The tariff, which was approved by the MPUC in June 2026, is mandatory for new loads over 100 MW and includes an incremental cost test, minimum initial term of 15 years, minimum bill provisions, termination and exit fees, and credit requirements.
NSP-Wisconsin — NSP-Wisconsin filed a proposed tariff in the second quarter of 2026, which would be mandatory for new loads over 100 MW and requires the customer pay for generation and other infrastructure costs needed to serve the load, if approved as filed. The proposed tariff also includes a minimum initial term of 15 years, minimum bill provisions, termination and exit fees, and credit requirements. A PSCW decision is expected in early 2027.
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
Similar large load tariff requests are expected to be filed in New Mexico and Texas by the end of 2026.

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

Environmental Regulation
Throughout 2025 and 2026, the EPA has announced various regulatory actions addressing a wide range of environmental regulations. Xcel Energy will continue to monitor proposed rules as they move toward final action. Additionally, any other amendments and changes to rules will be evaluated as proposed by the EPA.
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
Potential costs for these rules and any additional proposed regulations related to PFAS are uncertain and will be determined on a site specific basis where applicable. If costs are incurred, Xcel Energy believes the costs would be recoverable through rates based on prior state commission practices.

Effluent Limitation Guidelines
In April 2024, the EPA published final rules under the Clean Water Act, setting Effluent Limitations Guidelines and Standards for steam generating coal plants. This rule establishes more stringent wastewater discharge standards for bottom ash transport water, flue-gas desulfurization wastewater and combustion residuals leachate from steam electric power plants, particularly coal-fired power plants. Based on current estimates and assumptions, Xcel Energy has determined that there is minimal financial or operational impact associated with these requirements and that any costs would be recoverable through rates based on prior state commission practices.

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
Fair value of net commodity trading contracts as of June 30, 2026:

	Futures / Forwards Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
NSP-Minnesota (a)	$(8)	$(12)	$(2)	$(1)	$(23)
NSP-Minnesota (b)	(3)	(10)	(1)	(2)	(16)
PSCo (a)	(1)	—	—	—	(1)
PSCo (b)	(1)	—	—	—	(1)
	$(13)	$(22)	$(3)	$(3)	$(41)

	Options Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
NSP-Minnesota (b)	$—	$17	$6	$—	$23
	$—	$17	$6	$—	$23
(a)Prices actively quoted or based on actively quoted prices.
(b)Prices based on models and other valuation methods.
Changes in the fair value of commodity trading contracts before the impacts of margin-sharing for the six months ended June 30:

(Millions of Dollars)	2026	2025
Fair value of commodity trading net contracts outstanding at Jan. 1	$(15)	$(2)
Contracts realized or settled during the period	3	1
Commodity trading contract additions and changes during the period	(6)	(7)
Fair value of commodity trading net contracts outstanding at June 30	$(18)	$(8)
A 10% increase and 10% decrease in forward market prices for Xcel Energy’s commodity trading contracts would have likewise increased and decreased pretax income from continuing operations by approximately $2 million and $3 million at June 30, 2026 and June 30, 2025.
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

(Millions of Dollars)	Three Months Ended June 30	Average	High	Low
2026	$—	$1	$1	$—
2025	1	1	1	—
Interest Rate Risk — Xcel Energy is subject to interest rate risk. Our risk management policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives.
A 100-basis point change in the benchmark rate on Xcel Energy’s variable rate debt would impact pretax interest expense annually by approximately $25 million and $8 million at June 30, 2026 and 2025, respectively
NSP-Minnesota maintains a nuclear decommissioning fund, as required by the NRC. The nuclear decommissioning fund is subject to interest rate and equity price risk. The fund is invested in a diversified portfolio of debt securities, equity securities and other investments. These investments may be used only for the purpose of decommissioning NSP-Minnesota’s nuclear generating plants.
Fluctuations in equity prices or interest rates affecting the nuclear decommissioning fund do not have a direct impact on earnings due to the application of regulatory accounting. Realized and unrealized gains on the decommissioning fund investments are deferred as an offset of NSP-Minnesota’s regulatory liability for nuclear decommissioning costs.

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
At June 30, 2026, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $30 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $27 million. At June 30, 2025, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $39 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $38 million.

Fair Value Measurements
Derivative contracts, with the exception of those designated as normal purchases and normal sales, are reported at fair value. Xcel Energy’s investments held in the nuclear decommissioning fund, rabbi trusts, pension and other postretirement funds are also subject to fair value accounting. See Note 8 to the consolidated financial statements for further information.

Liquidity and Capital Resources
Cash Flows
Operating Cash Flows

(Millions of Dollars)	Six Months Ended June 30
Cash provided by operating activities — 2025	$2,109

Components of change — 2026 vs. 2025
Higher net income	215
Non-cash transactions	(219)
Changes in deferred income taxes	(310)
Changes in working capital	769
Changes in net regulatory and other assets and liabilities	233
Cash provided by operating activities — 2026	$2,797
Net cash provided by operating activities increased $688 million for the six months ended June 30, 2026 compared with the prior year. The increase was largely due to insurance reimbursements for the Marshall Wildfire and Smokehouse Creek Fire Complex settlement activity.
Investing Cash Flows

(Millions of Dollars)	Six Months Ended June 30
Cash used in investing activities — 2025	$(4,430)

Components of change — 2026 vs. 2025
Increased capital expenditures	(1,555)
Other investing activities	26
Cash used in investing activities — 2026	$(5,959)
Net cash used in investing activities increased $1,529 million for the six months ended June 30, 2026 compared with the prior year. The increase in capital expenditures was largely due to continued system investment in renewable and transmission projects.
Financing Cash Flows

(Millions of Dollars)	Six Months Ended June 30
Cash provided by financing activities — 2025	$3,596

Components of change — 2026 vs. 2025
Higher net short-term debt proceeds	835
Higher long-term debt issuances, net of repayments	1,667
Lower proceeds from issuance of common stock	(1,132)
Other financing activities	(68)
Cash provided by financing activities — 2026	$4,898
Net cash provided by financing activities increased $1,302 million for the six months ended June 30, 2026 compared with the prior year. The increase was largely related to additional debt to fund capital investment, partially offset by decreased issuances of common stock.
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
Short-Term Investments — Xcel Energy Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS maintain cash operating and short-term investment accounts.
Credit Facilities — As of July 28, 2026, Xcel Energy Inc. and its utility subsidiaries had the following committed credit facilities available to meet liquidity needs:

(Millions of Dollars)	Credit Facility (a)	Drawn (b)	Available	Cash	Liquidity
Xcel Energy Inc.	$2,000	$1,055	$945	$8	$953
PSCo	1,200	48	1,152	18	1,170
NSP-Minnesota	800	44	756	113	869
SPS	600	—	600	817	1,417
NSP-Wisconsin	150	—	150	135	285
Total	$4,750	$1,147	$3,603	$1,091	$4,694
(a)Credit facilities expire in December 2029.
(b)Includes outstanding commercial paper and letters of credit.
Term Loan Agreement — In January 2026, Xcel Energy Inc. entered into a $1.5 billion, 364-Day Delayed Draw Term Loan Agreement and as of July 28, 2026 had borrowed $1.5 billion under the term loan facility.
Short-Term Debt — Xcel Energy Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS each have individual commercial paper programs. As of June 30, 2026, the authorized levels for these commercial paper programs are:
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
2026 Financing Activity — Xcel Energy and its utility subsidiaries issued or plan to issue the following long-term debt:

Issuer	Security	Amount		Status	Tenor	Coupon
Xcel Energy Inc.	Junior subordinated notes	$800	million	Completed	30 year	5.75% fixed-to-fixed reset rate
PSCo	First mortgage bonds	1,300	million	Completed	3 year & 10 year	4.15% & 5.05%
NSP-Minnesota	First mortgage bonds	1,200	million	Completed	10 year & 30 year	4.85% & 5.55%
NSP-Wisconsin	First mortgage bonds	250	million	Completed	15 year	5.48%
SPS	First mortgage bonds	1,200	million	Completed	10 year & 30 year	5.30% & 5.875%
PSCo	First mortgage bonds	1,100	million	Upcoming	N/A	N/A
Xcel Energy Inc.	Senior unsecured notes	700	million	Upcoming	N/A	N/A
During the six months ended June 30, 2026, Xcel Energy Inc. entered forward sale agreements for shares of common stock totaling 42.5 million shares (minimum expected proceeds of $3.2 billion). There were no shares issued in at-the-market cash transactions or settlements of forward sale agreements during the period. As of June 30, 2026, 69.7 million shares remain unsettled on forward equity agreements and collared forward equity agreements (minimum expected proceeds of $5.2 billion).
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
•Capital rider revenue is projected to increase $480 million to $490 million.
•O&M expenses are projected to increase ~3%.
•Depreciation expense is projected to increase approximately $140 million to $150 million. The decrease from prior guidance is primarily due to nuclear life extensions, which is offset by lower revenue.
•Property taxes are projected to increase $30 million to $40 million.
•Interest expense (net of AFUDC - debt) is projected to increase $240 million to $250 million, net of interest income.
•AFUDC - equity is projected to increase $150 million to $160 million.
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
As of June 30, 2026, based on an evaluation carried out under the supervision and with the participation of Xcel Energy’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that Xcel Energy’s disclosure controls and procedures were effective.
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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchaser:
For the quarter ended June 30, 2026, no equity securities that are registered by Xcel Energy Inc. pursuant to Section 12 of the Securities Exchange Act of 1934 were purchased by or on behalf of us or any of our affiliated purchasers.

ITEM 5 — OTHER INFORMATION
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2026.

ITEM 6 — EXHIBITS

*	Indicates incorporation by reference

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation of Xcel Energy Inc., dated May 17, 2012	Xcel Energy Inc. Form 8-K dated May 16, 2012	3.01
3.02*	Bylaws of Xcel Energy Inc., as Amended and Restated on August 23, 2023	Xcel Energy Inc Form 8-K dated August 23, 2023	3.02
4.01*	Supplemental Indenture No. 13 dated as of June 15, 2026 between Southwestern Public Service Company and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating 5.300% First Mortgage Bonds, Series No. 13 due 2036 and 5.875% First Mortgage Bonds, Series No. 14 due 2056.	SPS Form 8-K dated June 29, 2026	4.02
4.02*	Supplemental Indenture dated as of June 9, 2026 between Northern States Power Company and U.S. Bank Trust Company, National Association, as successor Trustee, creating 5.48% First Mortgage Bonds, Series due June 15, 2041	NSP-Wisconsin Form 8-K dated June 10, 2026	4.01
10.01*	Summary of Non-Employee Director Compensation, effective as of May 20, 2026	Xcel Energy Inc. Form 8-K dated July 29, 2026	10.01
10.02	Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2026 Restatement)
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XCEL ENERGY INC.

July 30, 2026	By:	/s/ MELISSA L. OSTROM
Melissa L. Ostrom
Senior Vice President, Controller
(Principal Accounting Officer)

	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)