Form 10-Q
period 2026-09-30
XCEL ENERGY INC
filed 2026-10-29
CIK 72903

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2026
Common Stock, $2.50 par value	641,874,448 shares

This Form 10-Q is filed by Xcel Energy Inc. Additional information is available in various filings with the SEC. This report should be read in its entirety.

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
WYCO	WYCO Development, LLC
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
CPUC	Colorado Public Utilities Commission
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utilities Commission
NDPSC	North Dakota Public Service Commission
NMPRC	New Mexico Public Regulation Commission
NRC	Nuclear Regulatory Commission
PSCW	Public Service Commission of Wisconsin
PUCT	Public Utility Commission of Texas
SEC	Securities and Exchange Commission
SDPUC	South Dakota Public Utilities Commission

Other
AFUDC	Allowance for funds used during construction
ALJ	Administrative Law Judge
ASU	Accounting standards update
ATM	At-the-market
C&I	Commercial and Industrial
CCR	Coal combustion residuals
CCN	Certificate of convenience and necessity
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by EPA regulating the management, storage and disposal of CCRs as a nonhazardous waste
CDD	Cooling degree-days

CEO	Chief executive officer
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CFO	Chief financial officer
DRIP	Dividend Reinvestment and Stock Purchase Program
DSM	Demand side management
EPS	Earnings per share
ESA	Electric Service Agreement
ETR	Effective tax rate
FTR	Financial transmission right
GAAP	United States generally accepted accounting principles
GHG	Greenhouse Gas
HDD	Heating degree-days
IPP	Independent power producing entity
IRP	Integrated Resource Plan
LLC	Limited liability company
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
NAV	Net asset value
NOx	Nitrogen Oxides
O&M	Operating and maintenance
PFAS	Per- and Polyfluoroalkyl Substances
PPA	Power purchase agreement
PTC	Production tax credit
RFP	Request for proposal
ROE	Return on equity
ROU	Right-of-use
RPS	Renewable portfolio standard
RTO	Regional transmission organization
SOFR	Secured overnight financing rate
SPP	Southwest Power Pool, Inc.
THI	Temperature-humidity index
UCA	Colorado Office of the Utility Consumer Advocate
VaR	Value at risk
VIE	Variable interest entity

Measurements
MMbtu	Million British Thermal Units
MW	Megawatts
MWh	Megawatt hours

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to 2026 and 2027 EPS guidance, long-term EPS and dividend growth rate objectives, future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases or refunds to customers, expectations and intentions regarding regulatory proceedings, expected pension contributions, and expected impact on our results of operations, financial condition and cash flows of interest rate changes, increased credit exposure, and legal proceeding outcomes, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed in Xcel Energy’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2025 and subsequent filings with the Securities and Exchange Commission, could cause actual results to differ materially from management expectations as suggested by such forward-looking information: operational safety, including our nuclear generation facilities and other utility operations; successful long-term operational planning; risks associated with wildfires; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee workforce and third-party contractor factors; reputational impacts of actions by employees, directors, or third-parties; our ability to recover costs and our subsidiaries’ ability to recover costs from customers; risks associated with the growth in large load customers; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of Xcel Energy Inc. and its subsidiaries to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; our subsidiaries’ ability to make dividend payments; tax laws; uncertainty regarding epidemics; effects of geopolitical events, including war and acts of terrorism; cybersecurity threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather events; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties and wildfire damages in excess of liability insurance coverage; regulatory changes and/or limitations related to the use of natural gas as an energy source; challenging labor market conditions and our ability to attract and retain a qualified workforce; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing and changes in carbon markets.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions, except per share data)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2026	2025	2026	2025
Operating revenues
Electric	$3,888	$3,638	$9,604	$9,351
Natural gas	272	264	1,667	1,715
Other	12	13	41	42
Total operating revenues	4,172	3,915	11,312	11,108

Operating expenses
Electric fuel and purchased power	1,067	1,098	2,764	3,036
Cost of natural gas sold and transported	58	61	671	708
Cost of sales — other	2	5	7	8
Operating and maintenance expenses	759	692	2,125	2,053
Conservation and demand side management expenses	125	101	353	299
Depreciation and amortization	791	750	2,221	2,200
Taxes (other than income taxes)	178	172	538	514
Marshall Wildfire litigation	1	287	(18)	287
Total operating expenses	2,981	3,166	8,661	9,105

Operating income	1,191	749	2,651	2,003

Other income, net	62	46	121	121
Earnings (loss) from equity method investments	77	6	166	(3)
Allowance for funds used during construction — equity	131	79	328	196

Interest charges and financing costs
Interest charges — includes other financing costs	484	384	1,339	1,065
Allowance for funds used during construction — debt	(52)	(36)	(137)	(86)
Total interest charges and financing costs	432	348	1,202	979

Income before income taxes	1,029	532	2,064	1,338
Income tax expense (benefit)	69	8	(38)	(113)
Net income	$960	$524	$2,102	$1,451

Weighted average common shares outstanding:
Basic	629	592	626	584
Diluted	632	595	629	587

Earnings per average common share:
Basic	$1.53	$0.88	$3.36	$2.48
Diluted	1.52	0.88	3.34	2.47

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2026	2025	2026	2025
Net income	$960	$524	$2,102	$1,451
Other comprehensive income
Pension and retiree medical benefits:
Reclassifications of losses to net income, net of tax	—	—	1	—
Derivative instruments:
Net fair value increase, net of tax	7	—	10	—
Reclassification of losses to net income, net of tax	1	1	2	3

Total other comprehensive income	8	1	13	3
Total comprehensive income	$968	$525	$2,115	$1,454

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Nine Months Ended Sept. 30
	2026	2025
Operating activities
Net income	$2,102	$1,451
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,246	2,216
Nuclear fuel amortization	89	87
Deferred income taxes	402	395
Allowance for equity funds used during construction	(328)	(196)
(Earnings) loss from equity method investments	(166)	3
Dividends from equity method investments	74	16
Provision for bad debts	52	47
Share-based compensation expense	38	38
Changes in operating assets and liabilities:
Accounts receivable	(113)	(32)
Accrued unbilled revenues	127	66
Inventories	(217)	(202)
Other current assets	573	142
Accounts payable	(58)	(85)
Net regulatory assets and liabilities	(45)	(113)
Other current liabilities	233	202
Pension and other employee benefit obligations	(64)	(102)
Other, net	(77)	(59)
Net cash provided by operating activities	4,868	3,874

Investing activities
Capital/construction expenditures	(9,255)	(7,470)
Purchase of investment securities	(1,409)	(854)
Proceeds from the sale of investment securities	1,407	851
Other, net	30	(19)
Net cash used in investing activities	(9,227)	(7,492)

Financing activities
Proceeds from short-term borrowings, net	1,510	635
Proceeds from issuances of long-term debt	5,483	4,883
Repayments of long-term debt	(216)	(1,223)
Proceeds from issuance of common stock	839	1,151
Dividends paid	(1,070)	(954)
Other, net	22	(1)
Net cash provided by financing activities	6,568	4,491

Net change in cash, cash equivalents and restricted cash	2,209	873
Cash, cash equivalents and restricted cash at beginning of period	274	179
Cash, cash equivalents and restricted cash at end of period	$2,483	$1,052

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(1,012)	$(832)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$1,551	$1,250
Inventory transfers to property, plant and equipment	189	288
Operating lease and finance lease right-of-use assets	83	1,218
Allowance for equity funds used during construction	328	196
Issuance of common stock for reinvested dividends and/or equity awards	63	63

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	Sept. 30, 2026	Dec. 31, 2025
Assets
Current assets
Cash and cash equivalents	$2,483	$274
Accounts receivable, net	1,391	1,330
Accrued unbilled revenues	753	880
Inventories	827	761
Regulatory assets	566	529
Derivative instruments	148	165
Prepayments and other	576	1,075
Total current assets	6,744	5,014

Property, plant and equipment, net	72,181	65,639

Other assets
Nuclear decommissioning fund and other investments	4,725	4,389
Regulatory assets	3,253	2,998
Derivative instruments	43	54
Operating lease right-of-use assets	839	893
Finance lease right-of-use assets	1,409	1,348
Other	1,523	1,036
Total other assets	11,792	10,718
Total assets	$90,717	$81,371

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$999	$501
Short-term debt	3,060	1,550
Accounts payable	2,666	2,307
Regulatory liabilities	691	714
Taxes accrued	591	579
Accrued interest	501	337
Dividends payable	376	355
Derivative instruments	27	31
Operating lease liabilities	100	110
Other	726	605
Total current liabilities	9,737	7,089

Deferred credits and other liabilities
Deferred income taxes	6,504	6,004
Regulatory liabilities	6,560	6,277
Asset retirement obligations	3,330	3,888
Derivative instruments	52	67
Customer advances	114	129
Pension and employee benefit obligations	305	365
Operating lease liabilities	738	788
Finance lease liabilities	1,277	1,262
Other	60	61
Total deferred credits and other liabilities	18,940	18,841

Commitments and contingencies
Capitalization
Long-term debt	36,539	31,832
Common stock — 1,000,000,000 shares authorized of $2.50 par value; 635,114,662 and 623,600,715 shares outstanding at Sept. 30, 2026 and December 31, 2025, respectively	1,588	1,559
Additional paid in capital	13,774	12,906
Retained earnings	10,189	9,207
Accumulated other comprehensive loss	(50)	(63)
Total common stockholders’ equity	25,501	23,609
Total liabilities and equity	$90,717	$81,371

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)
(amounts in millions, except per share data; shares in actual amounts)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholders' Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended Sept. 30, 2026 and 2025
Balance at June 30, 2025	591,201,845	$1,478	$10,736	$8,813	$(66)	$20,961
Net income				524		524
Other comprehensive income					1	1
Dividends declared on common stock ($0.57 per share)				(337)		(337)
Issuances of common stock	230,256	1	15			16
Share-based compensation			21	(5)		16
Balance at Sept. 30, 2025	591,432,101	$1,479	$10,772	$8,995	$(65)	$21,181

Balance at June 30, 2026	624,405,747	$1,561	$12,947	$9,607	$(58)	$24,057
Net income				960		960
Other comprehensive income					8	8
Dividends declared on common stock ($0.59 per share)				(376)		(376)
Issuances of common stock	10,708,915	27	811			838
Share-based compensation			16	(2)		14
Balance at Sept. 30, 2026	635,114,662	$1,588	$13,774	$10,189	$(50)	$25,501

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholders' Equity
	Shares	Par Value	Additional Paid In Capital
Nine Months Ended Sept. 30, 2026 and 2025
Balance at Dec. 31, 2024	574,365,598	$1,436	$9,601	$8,553	$(68)	$19,522
Net income				1,451		1,451
Other comprehensive income					3	3
Dividends declared on common stock ($1.71 per share)				(1,002)		(1,002)
Issuances of common stock	17,066,503	43	1,126			1,169
Share-based compensation			45	(7)		38
Balance at Sept. 30, 2025	591,432,101	$1,479	$10,772	$8,995	$(65)	$21,181

Balance at Dec. 31, 2025	623,600,715	$1,559	$12,906	$9,207	$(63)	$23,609
Net income				2,102		2,102
Other comprehensive income					13	13
Dividends declared on common stock ($1.78 per share)				(1,116)		(1,116)
Issuances of common stock	11,513,947	29	839			868
Share-based compensation			29	(4)		25
Balance at Sept. 30, 2026	635,114,662	$1,588	$13,774	$10,189	$(50)	$25,501

See Notes to Consolidated Financial Statements

XCEL ENERGY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of Xcel Energy as of Sept. 30, 2026 and Dec. 31, 2025; the results of Xcel Energy’s operations, including the components of net income, comprehensive income, and changes in stockholders’ equity for the three and nine months ended Sept. 30, 2026 and 2025; and Xcel Energy’s cash flows for the nine months ended Sept. 30, 2026 and 2025.
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

3. Selected Balance Sheet Data

(Millions of Dollars)	Sept. 30, 2026	Dec. 31, 2025
Accounts receivable, net
Accounts receivable	$1,483	$1,419
Less allowance for bad debts	(92)	(89)
Accounts receivable, net	$1,391	$1,330

(Millions of Dollars)	Sept. 30, 2026	Dec. 31, 2025
Inventories
Materials and supplies	$571	$489
Fuel	148	156
Natural gas	108	116
Total inventories	$827	$761

(Millions of Dollars)	Sept. 30, 2026	Dec. 31, 2025
Property, plant and equipment, net
Electric plant	$65,455	$61,892
Natural gas plant	11,007	10,517
Common and other property	4,001	3,790
Plant to be retired (a)	1,525	1,595
Construction work in progress	11,943	8,085
Total property, plant and equipment	93,931	85,879
Less accumulated depreciation	(22,199)	(20,710)
Nuclear fuel	3,747	3,678
Less accumulated amortization	(3,298)	(3,208)
Property, plant and equipment, net	$72,181	$65,639
(a)Amounts include Sherco Units 1 & 3 and A.S. King for NSP-Minnesota; Comanche Unit 3, Craig Unit 2, Hayden Units 1 and 2 for PSCo; and Tolk Unit 1 and 2 for SPS. Amounts are presented net of accumulated depreciation.
In the nine months ended Sept. 30, 2026, NSP-Minnesota recognized reductions in depreciation expense and asset retirement obligations due to nuclear life extensions approved in the Minnesota Electric Rate Case.

4. Borrowings and Other Financing Instruments
Short-Term Borrowings
Short-Term Debt — Xcel Energy Inc. and its utility subsidiaries meet their short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under their credit facilities and term loan agreements.
Commercial paper and term loan borrowings outstanding for Xcel Energy:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2026	Year Ended Dec. 31, 2025
Borrowing limit	$6,250	$4,750
Amount outstanding at period end	3,060	1,550
Average amount outstanding	2,729	1,026
Maximum amount outstanding	3,180	2,965
Weighted average interest rate, computed on a daily basis	4.31%	4.41%
Weighted average interest rate at period end	4.49	3.95
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

As of Sept. 30, 2026, Xcel Energy Inc. and its utility subsidiaries had the following committed revolving credit facilities available:

(Millions of Dollars)	Credit Facility (a)	Drawn (b)	Available
Xcel Energy Inc.	$2,000	$1,560	$440
PSCo	1,200	48	1,152
NSP-Minnesota	800	44	756
SPS	600	—	600
NSP-Wisconsin	150	—	150
Total	$4,750	$1,652	$3,098
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
Additionally, in March 2026, NSP-Minnesota, PSCo and SPS each entered into an uncommitted letter of credit agreement with overall limits of $50 million, $50 million and $150 million, respectively, to provide additional letter of credit capacity outside of the revolving credit facilities. As of Sept. 30, 2026, a total of $22 million of letters of credit were outstanding under these continuing letter of credit agreements.
Bilateral Credit Agreement — In April 2026, NSP-Minnesota’s uncommitted bilateral credit agreement was renewed for an additional one-year term. The credit agreement is limited in use to support letters of credit.
As of Sept. 30, 2026 and Dec. 31, 2025, NSP-Minnesota had $59 million and $69 million of outstanding letters of credit under the $75 million bilateral credit agreement, respectively.
Term Loan Agreement — In January 2026, Xcel Energy Inc. entered into a $1.5 billion, 364-Day Delayed Draw Term Loan Agreement. The loan is unsecured and matures Jan. 30, 2027. The term loan includes one financial covenant, requiring Xcel Energy’s consolidated funded debt to total capitalization ratio to be less than or equal to 70 percent. Interest is at a rate equal to the Term SOFR rate, plus 85.0 basis points, or an alternate base rate. As of Sept. 30, 2026 there was $1.5 billion outstanding under the term loan facility.
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
•NSP-Wisconsin issued $250 million in aggregate principal amount of 5.48% First Mortgage Bonds due June 15, 2041.
•SPS issued $650 million in aggregate principal amount of 5.30% First Mortgage Bonds due August 15, 2036 and $550 million in aggregate principal amount of 5.875% First Mortgage Bonds due Aug. 15, 2056.
•PSCo issued $150 million in aggregate principal amount of 5.35% First Mortgage Bonds, Series No. 41 due May 15, 2034 and $650 million in aggregate principal amount of 6.20% First Mortgage Bonds, Series No. 47 due Aug. 15, 2056.
ATM Equity Offerings — Xcel Energy Inc. filed prospectus supplements in August 2025 and May 2026 under which it may sell up to $4 billion and $4.3 billion of its common stock, respectively, through ATM programs. Xcel Energy Inc. has issued 0.5 million shares of common stock ($38 million in net proceeds and $0.3 million in transaction fees paid) in ATM cash transactions to or through its sales agents in nine months ended Sept. 30, 2026. In addition to the issuance and sale of shares of common stock to or through sales agents, Xcel Energy Inc. also may use these ATM programs to enter into forward sale agreements. As of April 30, 2026, no further transactions will occur under the 2025 ATM program.
Forward Sale Agreements — Under these ATM programs, Xcel Energy Inc. has entered into multiple forward sale agreements in 2026 and 2025 in connection with completed public offerings of Xcel Energy common stock.
As of Sept. 30, 2026, Xcel Energy Inc. physically settled its obligations under the following forward sale agreements:

Agreements Entered	Common Shares (in millions)	Forward Sale Price per Share	Transaction Fees Paid (millions of dollars)	Cash Proceeds at Settlement (millions of dollars)
2025 forward equity agreements	4.4	$71.73 - 80.40	$2.5	$330
2026 forward equity agreements	5.6	81.08 - 81.17	2.6	451
	10.0		$5.1	$781

The following forward sale agreements remain outstanding as of Sept. 30, 2026:

Agreements Entered	Common Shares (in millions)	Maturity	Minimum Expected Proceeds (millions of dollars)
2025 forward equity agreements	7.8	Dec. 2026 to May 2027 (a)	$606	(b)
2025 collared forward equity agreements	15.1	Dec. 2026	1,044	(c)
2026 forward equity agreements	15.6	Dec. 2027 to Dec. 2028 (a)	1,258	(b)
2026 collared forward equity agreements	40.9	Dec. 2027 to Dec. 2028	2,863	(c)
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
The collared forward equity agreements will not be settled until maturity, and net cash settlement and net share settlement are generally unavailable. The 2025 and 2026 forward equity agreements could have been settled at Sept. 30, 2026 with physical delivery of common shares to the banking counterparties in exchange for cash; if Xcel Energy unilaterally elected net cash or net share settlement, these agreements also could have been settled with cash or shares of common stock, as follows:

Pro-Forma/Hypothetical Transactions
Agreements Entered	Net Settlement proceeds (payments):		Physical Share Delivery Proceeds (millions of dollars)
	Common Shares (in millions)	Net Cash (millions of dollars)
2025 forward equity agreements	0.2	$17	$607
2026 forward equity agreements	1.0	78	1,259
Equity through DRIP and Benefits Program — Xcel Energy issued $83 million and $48 million of equity through the DRIP and benefits programs during the nine months ended Sept. 30, 2026 and 2025, respectively. The programs allow shareholders to reinvest their dividends directly in Xcel Energy Inc. common stock.
Xcel Energy Inc.’s Purchase of Subsidiary First Mortgage Bonds — During the nine months ended Sept. 30, 2026, Xcel Energy Inc. purchased $141 million in aggregate principal amounts of NSP-Minnesota First Mortgage Bonds, for $97 million. During the nine months ended Sept. 30, 2025, Xcel Energy Inc. purchased $190 million of NSP-Minnesota First Mortgage Bonds for $122 million.
During the nine months ended Sept. 30, 2026, Xcel Energy Inc. purchased $158 million in aggregate principal amounts of SPS First Mortgage Bonds for $112 million. Xcel Energy Inc. purchased no SPS First Mortgage Bonds in 2025.
On a consolidated basis, Xcel Energy Inc.’s repurchases of NSP-Minnesota and SPS First Mortgage Bonds were accounted for as debt extinguishments and resulted in pre-tax gains of approximately $84 million and $63 million for the nine months ended Sept. 30, 2026 and 2025, respectively, net of unamortized discount and debt issuance costs.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. Xcel Energy’s operating revenues consisted of the following:

	Three Months Ended Sept. 30, 2026
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,389	$132	$1	$1,522
C&I	1,798	81	8	1,887
Other	42	—	—	42
Total retail	3,229	213	9	3,451
Wholesale	153	—	—	153
Transmission	221	—	—	221
Other	21	40	—	61
Total revenue from contracts with customers	3,624	253	9	3,886
Alternative revenue and other	264	19	3	286
Total revenues	$3,888	$272	$12	$4,172

	Three Months Ended Sept. 30, 2025
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,260	$133	$2	$1,395
C&I	1,750	82	5	1,837
Other	40	—	2	42
Total retail	3,050	215	9	3,274
Wholesale	205	—	—	205
Transmission	200	—	—	200
Other	22	33	—	55
Total revenue from contracts with customers	3,477	248	9	3,734
Alternative revenue and other	161	16	4	181
Total revenues	$3,638	$264	$13	$3,915

	Nine Months Ended Sept. 30, 2026
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$3,096	$928	$3	$4,027
C&I	4,514	520	23	5,057
Other	108	—	4	112
Total retail	7,718	1,448	30	9,196
Wholesale	459	—	—	459
Transmission	597	—	—	597
Other	46	134	—	180
Total revenue from contracts with customers	8,820	1,582	30	10,432
Alternative revenue and other	784	85	11	880
Total revenues	$9,604	$1,667	$41	$11,312

	Nine Months Ended Sept. 30, 2025
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$3,065	$977	$3	$4,045
C&I	4,557	521	22	5,100
Other	113	—	6	119
Total retail	7,735	1,498	31	9,264
Wholesale	556	—	—	556
Transmission	541	—	—	541
Other	61	129	—	190
Total revenue from contracts with customers	8,893	1,627	31	10,551
Alternative revenue and other	458	88	11	557
Total revenues	$9,351	$1,715	$42	$11,108

6. Income Taxes
Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense.
Effective income tax reconciliation:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(Millions of Dollars)	2026	2025	2026	2025
Income before income taxes (domestic)	$1,029	$532	$2,064	$1,338

Federal statutory rate impact	216	112	433	281
(Decreases) increases in tax from:
Tax credits
PTCs (a)	(124)	(90)	(426)	(360)
Other	(7)	(2)	(13)	(10)
Regulatory adjustments (b)
AFUDC equity	(42)	(17)	(77)	(40)
Plant related excess deferred taxes	(23)	(24)	(50)	(51)
Other	6	16	13	24
State income taxes, net of federal tax effect (c)	39	19	81	45
Other	4	(6)	1	(2)
Income tax expense (benefit)	$69	$8	$(38)	$(113)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2026	2025	2026	2025
Federal statutory rate	21.0%	21.0%	21.0%	21.0%
(Decreases) increases in tax from:
Tax credits
PTCs (a)	(12.2)	(17.0)	(20.6)	(27.0)
Other	(0.6)	(0.4)	(0.6)	(0.8)
Regulatory adjustments (b)
AFUDC equity	(4.1)	(3.2)	(3.8)	(2.9)
Plant related excess deferred taxes	(2.3)	(4.6)	(2.4)	(3.9)
Other	0.6	3.1	0.6	1.7
State income taxes, net of federal tax effect (c)	3.8	3.5	3.9	3.4
Other	0.5	(0.9)	0.1	0.1
Effective income tax rate	6.7%	1.5%	(1.8)%	(8.4)%
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
(c)State and local income taxes are primarily Minnesota state taxes.

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
Share-based compensation arrangements for which there is currently no dilutive impact to EPS include equity and liability awards subject to a performance condition.
Common shares outstanding used in the basic and diluted EPS computation:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(Shares in Millions)	2026	2025	2026	2025
Basic	629	592	626	584
Diluted (a)	632	595	629	587
(a)Diluted common shares outstanding included common stock equivalents of 3.3 million and 3.1 million for the three months ended Sept. 30, 2026 and 2025, respectively. Diluted common shares outstanding included common stock equivalents of 2.5 million and 2.2 million for the nine months ended Sept. 30, 2026 and 2025, respectively.

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
Unrealized gains for the nuclear decommissioning fund were $2.0 billion and $1.8 billion as of Sept. 30, 2026 and Dec. 31, 2025, respectively, and unrealized losses were $81 million and $47 million as of Sept. 30, 2026 and Dec. 31, 2025.
Non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund:

	Sept. 30, 2026
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$42	$42	$—	$—	$—	$42
Commingled funds	771	—	—	—	1,202	1,202
Debt securities	1,050	—	994	12	—	1,006
Equity securities	461	1,968	1	—	—	1,969
Total	$2,324	$2,010	$995	$12	$1,202	$4,219
(a)Reported in nuclear decommissioning fund and other investments on the consolidated balance sheets, which also includes $354 million of equity method investments and $152 million of rabbi trust assets and other miscellaneous investments.

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

For the three and nine months ended Sept. 30, 2026 and 2025, there were no transfers of Level 3 investments between levels.
Contractual maturity dates of debt securities in the nuclear decommissioning fund as of Sept. 30, 2026:

	Final Contractual Maturity
(Millions of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Debt securities	$3	$457	$334	$212	$1,006
Rabbi Trusts
Xcel Energy has established rabbi trusts to provide partial funding for future deferred compensation plan distributions. The fair value of assets held in the rabbi trusts were $84 million and $107 million as of Sept. 30, 2026 and Dec. 31, 2025, respectively, comprised of cash equivalents and mutual funds (level 1 valuation methods). Amounts are reported in nuclear decommissioning fund and other investments on the consolidated balance sheet.
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
As of Sept. 30, 2026, accumulated other comprehensive loss related to interest rate derivatives included $2 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of Sept. 30, 2026, Xcel Energy had unsettled interest rate derivatives with a notional amount of $130 million.
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
As of Sept. 30, 2026, Xcel Energy had no commodity contracts designated as cash flow hedges.
Gross notional amounts of commodity forwards, options and FTRs:

(Amounts in Millions) (a)(b)	Sept. 30, 2026	Dec. 31, 2025
MWh of electricity	39	35
MMBtu of natural gas	76	31
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
As of Sept. 30, 2026, two of Xcel Energy’s nine most significant counterparties for these activities, comprising $25 million, or 20%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings.
Seven of the nine most significant counterparties, comprising $75 million, or 62%, of this credit exposure, were not rated by these external ratings agencies, but based on Xcel Energy’s internal analysis, had credit quality consistent with investment grade.
All of these significant counterparties are municipal or cooperative electric entities, RTOs or other utilities.
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
As of Sept. 30, 2026 and Dec. 31, 2025, there were $3 million and $7 million of derivative liabilities with such underlying contract provisions.

Certain contracts also contain cross default provisions that may require the posting of collateral or settlement of the contracts if there was a failure under other financing arrangements related to payment terms or other covenants.
As of Sept. 30, 2026 and Dec. 31, 2025, there were approximately $48 million and $62 million of derivative liabilities with such underlying contract provisions, respectively.
Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that a given utility subsidiary’s ability to fulfill its contractual obligations is reasonably expected to be impaired.
Xcel Energy had no collateral posted related to adequate assurance clauses in derivative contracts as of Sept. 30, 2026 and Dec. 31, 2025, respectively.
Recurring Derivative Fair Value Measurements

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory Assets and Liabilities
Three Months Ended Sept. 30, 2026
Derivatives designated as cash flow hedges:
Interest rate	$9	$—
Total	$9	$—
Other derivative instruments:
Electric commodity	$—	$(24)
Natural gas commodity	—	(5)
Total	$—	$(29)

Three Months Ended Sept. 30, 2025
Derivatives designated as cash flow hedges:
Other derivative instruments:
Electric commodity	$—	$13
Natural gas commodity	—	(8)
Total	$—	$5

Nine Months Ended Sept. 30, 2026
Derivatives designated as cash flow hedges:
Interest rate	$13	$—
Total	$13	$—
Other derivative instruments:
Electric commodity	$—	$(90)
Natural gas commodity	—	5
Total	$—	$(85)

Nine Months Ended Sept. 30, 2025
Derivatives designated as cash flow hedges:
Interest rate	$1	$—
Total	$1	$—
Other derivative instruments:
Electric commodity	$—	$27
Natural gas commodity	—	(1)
Total	$—	$26

	Pre-Tax Losses (Gains) Reclassified into Income During the Period from Regulatory Assets and Liabilities		Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)
Three Months Ended Sept. 30, 2026
Other derivative instruments:
Commodity trading	$—		$6	(a)
Electric commodity	18	(b)	—
Total	$18		$6

Three Months Ended Sept. 30, 2025
Other derivative instruments:
Commodity trading	$—		$2	(a)
Electric commodity	(1)	(b)	—
Total	$(1)		$2

Nine Months Ended Sept. 30, 2026
Other derivative instruments:
Commodity trading	$—		$10	(a)
Electric commodity	3	(b)	—
Natural gas commodity	—		(14)	(c)(d)
Total	$3		$(4)

Nine Months Ended Sept. 30, 2025
Other derivative instruments:
Commodity trading	$—		$(5)	(a)
Electric commodity	(22)	(b)	—
Natural gas commodity	—		(13)	(c) (d)
Total	$(22)		$(18)
(a)Recorded to electric revenues. Presented amounts do not reflect non-derivative transactions or margin sharing with customers.
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
Interest rate cash flow hedge gains and losses reclassified into interest expense from accumulated other comprehensive loss were immaterial for the three and nine months ended Sept. 30, 2026 and 2025.
Xcel Energy had no derivative instruments designated as fair value hedges during the nine months ended Sept. 30, 2026 and 2025.

Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	Sept. 30, 2026						Dec. 31, 2025
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Derivatives designated as cash flow hedges:
Interest rate	$—	$13	$—	$13	$—	$13	$—	$1	$—	$1	$—	$1
Other derivative instruments:
Commodity trading	$10	$5	$4	$19	$(15)	$4	$2	$13	$7	$22	$(16)	$6
Electric commodity	—	—	117	117	(2)	115	—	—	147	147	(3)	144
Natural gas commodity	—	16	—	16	—	16	—	14	—	14	—	14
Total current derivative assets	$10	$34	$121	$165	$(17)	$148	$2	$28	$154	$184	$(19)	$165
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$2	$32	$15	$49	$(6)	$43	$3	$28	$34	$65	$(11)	$54
Total noncurrent derivative assets	$2	$32	$15	$49	$(6)	$43	$3	$28	$34	$65	$(11)	$54

	Sept. 30, 2026						Dec. 31, 2025
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Other derivative instruments:
Commodity trading	$11	$11	$8	$30	$(16)	$14	$5	$22	$6	$33	$(18)	$15
Electric commodity	—	—	1	1	(1)	—	—	—	3	3	(3)	—
Natural gas commodity	—	7	—	7	—	7	—	10	—	10	—	10
Total current derivative liabilities	$11	$18	$9	$38	$(17)	21	$5	$32	$9	$46	$(21)	25
PPAs (b)						6						6
Current derivative instruments						$27						$31
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$3	$18	$33	$54	$(7)	$47	$6	$24	$40	$70	$(13)	$57
Total noncurrent derivative liabilities	$3	$18	$33	$54	$(7)	47	$6	$24	$40	$70	$(13)	57
PPAs (b)						5						10
Noncurrent derivative instruments						$52						$67
(a)Xcel Energy nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement. At Sept. 30, 2026 and Dec. 31, 2025, derivative assets and liabilities include no obligations to return cash collateral. At Sept. 30, 2026 and Dec. 31, 2025, derivative assets and liabilities include rights to reclaim cash collateral of $1 million and $4 million, respectively. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)Xcel Energy currently applies the normal purchase exception to qualifying PPAs. Balance relates to specific contracts that were previously recognized at fair value prior to applying the normal purchase exception, and are being amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Changes in Level 3 commodity derivatives:

	Three Months Ended Sept. 30
(Millions of Dollars)	2026	2025
Balance at July 1	$152	$243
Settlements (a)	(24)	(66)
Net transactions recorded during the period:
Losses recognized in earnings (b)	(4)	(1)
Net (losses) gains recognized as regulatory assets and liabilities (a)	(30)	11
Balance at Sept. 30	$94	$187

	Nine Months Ended Sept. 30
(Millions of Dollars)	2026	2025
Balance at Jan. 1	$139	$99
Purchases (a)	238	260
Settlements (a)	(132)	(209)
Net transactions recorded during the period:
Losses recognized in earnings (b)	(19)	(10)
Net (losses) gains recognized as regulatory assets and liabilities (a)	(132)	47
Balance at Sept. 30	$94	$187
(a)Relates primarily to NSP-Minnesota and SPS FTR instruments administered by MISO and SPP.
(b)Relates to commodity trading and is subject to offsetting losses and gains on derivative instruments categorized as levels 1 and 2 in the income statement. See above tables for the income statement impact of derivative activity, including commodity trading gains and losses.
Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	Sept. 30, 2026		Dec. 31, 2025
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$37,538	$32,691	$32,333	$29,943
Fair value of Xcel Energy’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Sept. 30, 2026 and Dec. 31, 2025, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

9. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended Sept. 30
	2026	2025	2026	2025
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$20	$19	$1	$1
Interest cost (a)	39	38	5	6
Expected return on plan assets (a)	(50)	(52)	(5)	(5)
Amortization of prior service credit (a)	—	(1)	—	—
Amortization of net loss (a)	12	7	2	1
Net periodic benefit cost	21	11	3	3
Effects of regulation	5	3	—	—
Net benefit cost recognized for financial reporting	$26	$14	$3	$3

	Nine Months Ended Sept. 30
	2026	2025	2026	2025
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$60	$57	$2	$1
Interest cost (a)	117	116	17	18
Expected return on plan assets (a)	(150)	(156)	(15)	(15)
Amortization of prior service credit (a)	(1)	(1)	—	—
Amortization of net loss (a)	34	21	4	3
Net periodic benefit cost	60	37	8	7
Effects of regulation	4	7	—	—
Net benefit cost recognized for financial reporting	$64	$44	$8	$7
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
SPS is aware of outstanding complaints and claims representing an estimated 141 plaintiff groups (for example, members of the same family and any associated business, or affiliated corporations). The complaints generally allege that SPS’ equipment ignited the Smokehouse Creek Fire Complex and seek compensation for losses resulting from the fire, asserting various causes of action under Texas law. In addition to seeking compensatory damages, certain of the complaints also seek exemplary damages. The generally applicable two-year statute of limitations for property damage in Texas was reached in March 2026.

In total, SPS has settled 358 complaints and claims related to the fire. SPS has settled claims related to both fatalities believed to be associated with the Smokehouse Creek Fire Complex. Settlements have also been reached with the subrogated insurer plaintiffs as well as the three largest claims asserted from the fire, as measured by fire-impacted acreage. Settlements reached as of the date of this filing total $410 million of expected loss payments, of which $405 million and $374 million were paid through Sept. 30, 2026 and Dec. 31, 2025, respectively.
In December 2025, the Texas Attorney General’s office filed a lawsuit against SPS regarding the Smokehouse Creek Fire, seeking monetary damages and civil penalties for losses to property and wildlife resulting from the fires. In February 2026, pending resolution of the lawsuit, SPS and the Texas Attorney General’s office jointly filed a temporary injunction agreeing to certain distribution pole replacement procedures, largely consistent with current procedures. The Texas Attorney General’s claims are in the discovery phase, which is anticipated to continue into 2027.
Based on the current state of the law and the facts and circumstances available as of the date of this filing, Xcel Energy has recorded $65 million of remaining estimated probable losses for the matter (before available insurance), for a total estimated loss of $475 million. Additionally, approximately $50 million in legal costs have been incurred as of Sept. 30, 2026, resulting in total estimated losses and incurred costs related to this proceeding of $525 million as of Sept. 30, 2026. An estimated liability of $70 million and $56 million for estimated losses is presented in other current liabilities as of Sept. 30, 2026 and Dec. 31, 2025, respectively.
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
Xcel Energy remains unable to reasonably estimate any additional loss or the upper end of the range because there are a number of unknown facts and legal considerations that may impact the amount of any potential liability, including the nature of demands that may be made. Resolution of remaining complaints and claims associated with the Smokehouse Creek Fire Complex could exceed our insurance coverage of $525 million for the annual policy period and could have a material adverse effect on our financial condition, results of operations or cash flows.
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
SPS records insurance recoveries when it is deemed probable that recovery will occur, and SPS can reasonably estimate the amount or range. Insurance receivables for estimated losses of approximately $96 million and $195 million, net of recoveries received are presented in prepayments and other current assets as of Sept. 30, 2026 and Dec. 31, 2025, respectively. While SPS plans to seek recovery of all insured losses, it is unable to predict the ultimate amount and timing of such insurance recoveries.
Marshall Wildfire Litigation — In December 2021, a wildfire occurred in Boulder County, Colorado (Marshall Fire). PSCo subsequently received complaints alleging that PSCo’s equipment ignited the Marshall Fire and asserted various causes of action under Colorado law. In addition to asserting claims against PSCo and certain of its affiliates, various plaintiffs asserted claims against certain telecommunications companies.
In September 2025, Xcel Energy and other defendants reached settlement agreements in principle that resolved all claims and required PSCo to make settlement payments of $640 million. PSCo did not admit any fault, wrongdoing or negligence in connection with these settlement agreements. As of September 2026, settlements have been executed with all plaintiffs and subrogation insurers.
As a result of settlements as well as legal and other costs of the matter, PSCo recognized charges to earnings of $298 million in the year ended Dec. 31, 2025, after consideration of total costs expected to be reimbursed by insurance. In 2026, PSCo increased its estimated amount recoverable from insurance, contributing to a net $18 million credit to earnings for the nine months ended Sept. 30, 2026.
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
Components of lease expense:

	Three Months Ended Sept. 30
(Millions of Dollars)	2026	2025
Operating leases
PPA capacity payments	$31	$47
Other operating leases (a)	16	9
Total operating lease expense	$47	$56
Finance leases
Amortization of ROU assets	$10	$4
Interest expense on lease liability	25	14
Total finance lease expense	$35	$18

	Nine Months Ended Sept. 30
(Millions of Dollars)	2026	2025
Operating leases
PPA capacity payments	$91	$158
Other operating leases (a)	34	32
Total operating lease expense	$125	$190
Finance leases
Amortization of ROU assets	$30	$6
Interest expense on lease liability	72	22
Total finance lease expense	$102	$28
(a)Includes immaterial short-term lease expense.
Commitments under operating and finance leases as of Sept. 30, 2026:

(Millions of Dollars)	PPA Operating Leases	Other Operating Leases	Total Operating Leases	Finance Leases (a)
Total minimum obligation	$542	$660	$1,202	$2,160
Interest component of obligation	(74)	(290)	(364)	(843)
Present value of minimum obligation	$468	$370	838	1,317
Less current portion			(100)	(40)
Noncurrent operating and finance lease liabilities			$738	$1,277
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
The utility subsidiaries had 3,476 MW of capacity under long-term PPAs at both Sept. 30, 2026 and Dec. 31, 2025 with entities that have been determined to be variable interest entities. The PPAs have expiration dates through 2048.
Other
Guarantees and Bond Indemnifications — Xcel Energy Inc. and its subsidiaries provide guarantees and bond indemnities, which guarantee payment or performance. Xcel Energy Inc.’s exposure is based upon the net liability under the specified agreements or transactions. Most of the guarantees and bond indemnities issued by Xcel Energy Inc. and its subsidiaries have a stated maximum amount.
As of Sept. 30, 2026 and Dec. 31, 2025, Xcel Energy had no assets held as collateral related to its guarantees, bond indemnities and indemnification agreements. Guarantees and bond indemnities issued and outstanding for Xcel Energy were approximately $138 million and $120 million at Sept. 30, 2026 and Dec. 31, 2025, respectively.
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

11. Other Comprehensive Loss
Changes in accumulated other comprehensive loss, net of tax:

	Three Months Ended Sept. 30, 2026			Three Months Ended Sept. 30, 2025
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at July 1	$(21)	$(37)	$(58)	$(27)	$(39)	$(66)
Other comprehensive gain before reclassifications	7	—	7	—	—	—
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (a)	1	—	1	1	—	1
Net current period other comprehensive income	8	—	8	1	—	1
Accumulated other comprehensive loss at Sept. 30	$(13)	$(37)	$(50)	$(26)	$(39)	$(65)

	Nine Months Ended Sept. 30, 2026			Nine Months Ended Sept. 30, 2025
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(25)	$(38)	$(63)	$(29)	$(39)	$(68)
Other comprehensive gain before reclassifications	10	—	10	—	—	—
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (a)	2	—	2	3	—	3
Amortization of net actuarial losses (b)	—	1	1	—	—	—
Net current period other comprehensive income	12	1	13	3	—	3
Accumulated other comprehensive loss at Sept. 30	$(13)	$(37)	$(50)	$(26)	$(39)	$(65)
(a)Included in interest charges.
(b)Included in the computation of net periodic pension and postretirement benefit costs. See Note 9 for further information.

12. Segment Information
Segment information and reconciliation to Xcel Energy’s consolidated net income:

	Three Months Ended Sept. 30, 2026
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues	$3,888	$272	$4,160
Intersegment revenue	—	6	6
Total segment revenues	3,888	278	4,166
Electric fuel and purchased power	1,067	—	1,067
Cost of natural gas sold and transported	—	58	58
O&M expenses	635	111	746
Depreciation and amortization	673	113	786
Other segment expenses, net	159	15	174
Interest charges and financing costs	285	34	319
Income tax expense (benefit)	107	(24)	83
Net income (loss)	$962	$(29)	$933

Total segment net income			$933
Non-segment net income			27
Consolidated net income			$960

	Three Months Ended Sept. 30, 2025
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues	$3,638	$264	$3,902
Intersegment revenue	—	8	8
Total segment revenues	3,638	272	3,910
Electric fuel and purchased power	1,098	—	1,098
Cost of natural gas sold and transported	—	61	61
O&M expenses	582	105	687
Depreciation and amortization	640	106	746
Other segment expenses, net	443	28	471
Interest charges and financing costs	228	31	259
Income tax expense (benefit)	55	(20)	35
Net income (loss)	$592	$(39)	$553

Total segment net income			$553
Non-segment net loss			(29)
Consolidated net income			$524

	Nine Months Ended Sept. 30, 2026
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues	$9,604	$1,667	$11,271
Intersegment revenue	1	14	15
Total segment revenues	9,605	1,681	11,286
Electric fuel and purchased power	2,764	—	2,764
Cost of natural gas sold and transported	—	671	671
O&M expenses	1,765	323	2,088
Depreciation and amortization	1,872	334	2,206
Other segment expenses, net	443	80	523
Interest charges and financing costs	800	103	903
Income tax (benefit) expense	(28)	22	(6)
Net income	$1,989	$148	$2,137

Total segment net income			$2,137
Non-segment net loss			(35)
Consolidated net income			$2,102

	Nine Months Ended Sept. 30, 2025
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues	$9,351	$1,715	$11,066
Intersegment revenue	—	19	19
Total segment revenues	9,351	1,734	11,085
Electric fuel and purchased power	3,036	—	3,036
Cost of natural gas sold and transported	—	708	708
O&M expenses	1,704	316	2,020
Depreciation and amortization	1,883	306	2,189
Other segment expenses, net	770	112	882
Interest charges and financing costs	645	92	737
Income tax (benefit) expense	(88)	37	(51)
Net income	$1,401	$163	$1,564

Total segment net income			$1,564
Non-segment net loss			(113)
Consolidated net income			$1,451
Equity method investments in the regulated natural gas utility segment of $69 million and $81 million at Sept. 30, 2026 and Dec. 31, 2025, respectively, primarily relate to WYCO. Non-segment equity method investments of $285 million and $204 million as of Sept. 30, 2026 and Dec. 31, 2025, respectively, relate to investments in energy technology funds.
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
The demand for electric power and natural gas is affected by seasonal differences in the weather. In general, peak sales of electricity occur in the summer months, and peak sales of natural gas occur in the winter months. As a result, the overall operating results may fluctuate substantially on a seasonal basis. Additionally, Xcel Energy’s operations have historically generated less revenue and income when weather conditions are milder in the winter and cooler in the summer.
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
The following table provides a reconciliation of GAAP earnings (net income) to ongoing earnings:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(Millions of Dollars)	2026	2025	2026	2025
GAAP net income	$960	$524	$2,102	$1,451
Prairie Island outage refunds	—	—	38	—
Marshall Wildfire litigation	1	287	(18)	287
Tax effect	—	(74)	(5)	(74)
Ongoing earnings	$961	$737	$2,117	$1,664
Prairie Island Outage Refunds — In a September 2024 decision, the MPUC ruled that NSP-Minnesota was imprudent in the operation of the Prairie Island nuclear plant based on an incident that resulted in an extended 2023-2024 outage. In May 2026, the MPUC ordered a disallowance of $41 million for estimated replacement power costs incurred during the outage. Total non-recurring charges of $38 million were recorded to electric revenues during the nine months ended Sept. 30, 2026 for incremental customer refunds, including interest.
Marshall Wildfire Litigation — In September 2025, Xcel Energy and other defendants reached settlement agreements in principle that resolved all claims relating to the 2021 Marshall Wildfire. PSCo did not admit any fault, wrongdoing or negligence in connection with these settlements. During the three months ended Sept. 30, 2025, PSCo recognized a non-recurring $287 million charge as a result of the settlement.
During the nine months ended Sept. 30, 2026, PSCo recognized $18 million of net reductions to operating expenses due primarily to an increase in the estimated amount recoverable from insurance for non-recurring Marshall Wildfire costs.

Results of Operations
The only common equity securities that are publicly traded are common shares of Xcel Energy Inc. Diluted earnings and EPS of each subsidiary discussed below do not represent a direct legal interest in the assets and liabilities allocated to such subsidiary but rather represent a direct interest in our assets and liabilities as a whole.
Xcel Energy’s third quarter diluted GAAP and ongoing earnings were $1.52 per share in 2026, compared with GAAP earnings of $0.88 per share and ongoing earnings of $1.24 in the same period in 2025. The change in ongoing earnings per share was primarily driven by increased recovery of electric infrastructure investments, earnings on equity method investments and unseasonably warm weather, partially offset by higher financing costs. Fluctuations in electric and natural gas revenues associated with changes in fuel and purchased power and/or natural gas sold and transported generally do not significantly impact earnings (changes in costs are offset by the related variation in revenues).

Summarized diluted EPS for Xcel Energy:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
Diluted Earnings (Loss) Per Share	2026	2025	2026	2025
PSCo	$0.57	$0.08	$1.31	$0.79
NSP-Minnesota	0.51	0.53	1.18	1.17
SPS	0.34	0.27	0.67	0.55
NSP-Wisconsin	0.08	0.07	0.25	0.19
Earnings from equity method investments — WYCO	0.01	0.01	0.03	0.02
Regulated utility (a)	1.52	0.96	3.44	2.72
Xcel Energy Inc. and Other	—	(0.07)	(0.10)	(0.24)
GAAP diluted EPS (a)	$1.52	$0.88	$3.34	$2.47
Prairie Island outage refunds	—	—	0.04	—
Marshall Wildfire litigation	—	0.36	(0.02)	0.36
Ongoing diluted EPS (a)	$1.52	$1.24	$3.37	$2.84
(a)Amounts may not add due to rounding.
Summary of Earnings
PSCo — GAAP earnings increased $0.49 per share and ongoing earnings increased $0.13 per share for the third quarter of 2026. Year-to-date GAAP earnings increased $0.52 per share and ongoing earnings increased $0.14 per share. The increase in year-to-date ongoing earnings was driven by higher recovery of electric infrastructure investments and increased AFUDC, which was partially offset by increased interest charges and depreciation expenses. The difference between GAAP and ongoing earnings was driven by the impact of Marshall Wildfire litigation.
NSP-Minnesota — GAAP and ongoing earnings decreased $0.02 per share for the third quarter of 2026. Year-to-date GAAP earnings increased $0.01 per share and ongoing earnings increased $0.05 per share. The year-to-date ongoing earnings increase was driven by higher recovery of electric and natural gas infrastructure investments, which was partially offset by increased interest charges. The difference between GAAP and ongoing earnings was driven by recognition of customer refunds related to the 2023-2024 Prairie Island nuclear facility outage.
SPS — GAAP and ongoing earnings increased $0.07 per share for the third quarter and $0.12 per share year-to-date. The year-to-date change was driven by sales growth, weather, and higher recovery of electric infrastructure investments, partially offset by increased depreciation expense and interest charges.
NSP-Wisconsin — GAAP and ongoing earnings increased $0.01 per share for the third quarter and $0.06 year-to-date. The year-to-date change was driven by higher recovery of electric and natural gas infrastructure investments, partially offset by increased O&M expenses, depreciation expense and interest charges.
Xcel Energy Inc. and Other — Primarily includes financing costs and interest income at the holding company and earnings from investment funds, which are accounted for as equity method investments. The increase in earnings was largely due to unrealized gains on the investment funds’ interests in energy technology companies, partially offset by higher debt levels.
Changes in GAAP and Ongoing EPS
Components significantly contributing to changes in 2026 EPS compared to 2025:

Diluted Earnings (Loss) Per Share	Three Months Ended Sept. 30	Nine Months Ended Sept. 30
GAAP EPS — 2025	$0.88	$2.47

Components of change - 2026 vs. 2025
Marshall Wildfire litigation	0.36	0.38
Lower electric fuel and purchased power	0.04	0.35
Higher electric revenues	0.32	0.32
Higher AFUDC equity and debt	0.11	0.29
Higher earnings from equity method investments	0.09	0.21
Higher interest charges	(0.13)	(0.35)
Common equity financing	(0.10)	(0.24)
Higher O&M expenses	(0.08)	(0.09)
Other, net	0.03	—
GAAP EPS — 2026	$1.52	$3.34
Prairie Island outage refunds	—	0.04
Marshall Wildfire litigation	—	(0.02)
Ongoing EPS — 2026 (a)	$1.52	$3.37
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
Percentage increase (decrease) in normal and actual HDD, CDD and THI:

	Three Months Ended Sept. 30			Nine Months Ended Sept. 30
	2026 vs. Normal	2025 vs. Normal	2026 vs. 2025	2026 vs. Normal	2025 vs. Normal	2026 vs. 2025
HDD	(47.2)%	(30.6)%	(23.9)%	(15.4)%	(1.9)%	(13.8)%
CDD	30.0	(7.2)	40.6	28.0	(6.8)	38.6
THI	30.5	12.3	16.8	22.5	7.3	14.2
Weather — Estimated impact of temperature variations on EPS compared with normal weather conditions:

	Three Months Ended Sept. 30			Nine Months Ended Sept. 30
	2026 vs. Normal	2025 vs. Normal	2026 vs. 2025	2026 vs. Normal	2025 vs. Normal	2026 vs. 2025
Retail electric	$0.144	$0.006	$0.138	$0.116	$(0.001)	$0.117
Sales true-up	(0.072)	—	(0.072)	(0.065)	—	(0.065)
Electric total	$0.072	$0.006	$0.066	$0.051	$(0.001)	$0.052
Firm natural gas	(0.002)	—	(0.002)	(0.089)	—	(0.089)
Decoupling	—	0.001	(0.001)	0.010	0.003	0.007
Natural gas total	$(0.002)	$0.001	$(0.003)	$(0.079)	$0.003	$(0.082)
Total	$0.070	$0.007	$0.063	$(0.028)	$0.002	$(0.030)
Sales — Sales growth (decline) for actual and weather-normalized sales volumes in 2026 compared to 2025:

	Three Months Ended Sept. 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Actual
Electric residential	13.6%	6.9%	22.9%	8.0%	11.7%
Electric C&I	3.5	6.4	6.7	1.6	5.4
Total retail electric sales	7.1	6.5	9.5	3.5	7.3
Firm natural gas sales	(4.2)	(2.1)	N/A	(7.0)	(3.8)

	Three Months Ended Sept. 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Weather-Normalized
Electric residential	4.4%	1.0%	6.7%	1.3%	3.2%
Electric C&I	(0.9)	4.7	5.2	(0.4)	2.9
Total retail electric sales	1.0	3.4	5.6	0.2	3.0
Firm natural gas sales	(1.5)	(2.7)	N/A	(7.0)	(2.2)

	Nine Months Ended Sept. 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Actual
Electric residential	3.4%	3.3%	6.0%	2.5%	3.7%
Electric C&I	0.8	3.8	6.6	1.5	3.7
Total retail electric sales	1.6	3.6	6.6	1.8	3.7
Firm natural gas sales	(19.9)	(3.3)	N/A	(5.2)	(13.6)

	Nine Months Ended Sept. 30
	PSCo	NSP-Minnesota	SPS	NSP-Wisconsin	Xcel Energy
Weather-Normalized
Electric residential	1.7%	1.1%	0.7%	1.6%	1.3%
Electric C&I	(0.3)	3.3	5.9	1.1	3.0
Total retail electric sales	0.3	2.5	5.1	1.2	2.5
Firm natural gas sales	(2.4)	0.1	N/A	(2.3)	(1.6)
Weather-normalized electric sales growth (decline) — year-to-date
•Residential sales — Increase is due to both customer growth and higher use per customer across jurisdictions.
•C&I sales — Increase is due to higher use per customer in SPS (5.6%) and NSP-Minnesota (2.8%) and customer growth in NSP-Wisconsin (0.9%). Increased activity in the energy sector in SPS and the manufacturing sector in all jurisdictions contributed to the sales growth.
Weather-normalized natural gas sales growth (decline) — year-to-date
•Decrease in natural gas sales was driven primarily by reduced use per customer in most jurisdictions and customer classes, partially offset by customer growth in all jurisdictions.
Electric Revenues
Electric revenues are impacted by fluctuations in the price of natural gas, coal and uranium, regulatory outcomes, market prices and seasonality. In addition, electric customers receive a credit for PTCs generated, which reduce electric revenue and income taxes.

(Millions of Dollars)	Three Months Ended Sept. 30, 2026 vs. 2025	Nine Months Ended Sept. 30, 2026 vs. 2025
Non-fuel riders	$93	$296
Sales and demand	42	111
Conservation and demand side management (offset in expense)	29	70
Wholesale transmission	25	69
Regulatory rate outcomes (CO, MN, ND, SD and WI)	88	68
Estimated impact of weather (net of sales true-up)	50	39
Recovery of higher (lower) cost of electric fuel and purchased power	11	(158)
PTCs flowed back to customers (offset by ETR)	(55)	(114)
Wholesale generation	(41)	(85)
Prairie Island outage refunds	—	(38)
Other, net	8	(5)
Total increase	$250	$253
Natural Gas Revenues
Natural gas revenues vary with changing sales, the cost of natural gas and regulatory outcomes.

(Millions of Dollars)	Three Months Ended Sept. 30, 2026 vs. 2025	Nine Months Ended Sept. 30, 2026 vs. 2025
Estimated impact of weather (net of decoupling)	$(1)	$(63)
Recovery of lower cost of natural gas	(7)	(42)
Regulatory rate outcomes (MN and WI)	7	44
Other, net	9	13
Total increase (decrease)	$8	$(48)
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
Electric fuel and purchased power expenses decreased $31 million for the third quarter of 2026 and $272 million year-to-date. The year-to-date change was primarily due to lower commodity prices, largely in SPS, as well as timing of fuel recovery mechanisms.
Cost of Natural Gas Sold and Transported — Expenses incurred for the cost of natural gas sold are impacted by market prices and seasonality. These costs are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are largely offset in operating revenues and have minimal earnings impact.
Natural gas sold and transported decreased $3 million for the third quarter of 2026 and $37 million year-to-date. The year-to-date change was primarily due to decreased volumes in PSCo, partially offset by higher commodity prices.
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses increased $67 million for the third quarter of 2026 and $72 million year-to-date. The year-to-date change was primarily due to increased generation, wildfire mitigation and gas system costs.
Depreciation and Amortization — Depreciation and amortization increased $41 million for the third quarter of 2026 and $21 million year-to-date. The year-to-date change was primarily due to system expansion, partially offset by the recognition of 2025 and 2026 depreciation reductions (nuclear life extensions) in the second quarter of 2026.
Interest Charges — Interest charges increased $100 million for the third quarter of 2026 and $274 million year-to-date. The year-to-date change was primarily due to higher debt levels.
Earnings from Equity Method Investments — Earnings from equity method investments increased $71 million for the third quarter of 2026 and $169 million year-to-date. The year-to-date change was primarily due to unrealized gains on investment funds’ interests in energy technology companies.
AFUDC, Equity and Debt — AFUDC increased $68 million for the third quarter of 2026 and $183 million year-to-date. The year-to-date change was primarily due to system investment.

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
NSP-Minnesota
Pending and Recently Concluded Regulatory Proceedings
Minnesota Electric Rate Case Stay-Out Petition — On Oct. 9th, 2026, NSP-Minnesota filed an Electric Customer Rate Stability Plan with the MPUC, as an alternative to the planned upcoming rate case filing.
The terms of the proposed plan are as follows:
•Customer base rate freeze for calendar years 2027 and 2028.
•Accelerated recognition of federal Investment Tax Credit benefits related to five battery storage projects over two years. This acceleration will act as an offset to the incremental revenue requirement impact of ongoing necessary capital improvements.
•Continuation of other true-up and tracker mechanisms as approved in NSP-Minnesota’s most recent Electric Rate Case.
A MPUC decision on the proposed Rate Stability Plan has been requested by January 2027. If not approved, NSP-Minnesota expects to file an electric rate case in early 2027.
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
In July 2026, the MPUC issued a written order. Terms of the order include:
•Rate increase of approximately $211 million over two years (annual average increase of 2.9%).
•ROE of 9.60% and equity ratio of 52.5%.
•Continuation of existing true-up mechanisms inclusive of the sales true-up, coupled with authorization of new tracker mechanisms.
Final rates will take effect in the first quarter of 2027.
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
In August 2026, the ALJ issued their report. A MPUC decision is expected in the fourth quarter of 2026.
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
NSP-Wisconsin
Proposed Sale of Michigan Operations
In October 2026, NSP-Wisconsin announced that it has entered into agreements to sell its approximately $150 million of Michigan electric and gas assets to Upper Peninsula Power Company and SEMCO ENERGY Gas Company, respectively, contingent on approvals of the MPSC, PSCW and FERC.
NSP-Wisconsin and the buyers plan to file requests for regulatory approvals by the end of 2026, with the transactions anticipated to close in 2027. The timing and amount of the gain for the transactions will be dependent on customary closing conditions and resolution of the regulatory approval processes.
NSP System
Pending and Recently Concluded Regulatory Proceedings
NSP-Minnesota and NSP-Wisconsin are actively engaged in multiple processes and proceedings to acquire resources to meet their identified generation resource needs.
•In October 2023, NSP-Minnesota issued an RFP seeking 1,200 MW of wind assets to replace capacity and reutilize interconnection rights associated with the retiring Sherco coal facilities. NSP-Minnesota filed for approval of recommended projects in March 2026, which were approved by the MPUC in September 2026.
•In December 2025, NSP-Minnesota and NSP-Wisconsin jointly issued an RFP seeking up to 3,500 MW of wind, solar, hydro, standalone storage, or hybrid capacity that will achieve commercial operation by December 31, 2030. Short-listed projects were announced in June 2026, and filing for requisite regulatory approval is expected by the end of 2026.
•NSP-Minnesota and NSP-Wisconsin may continue to file additional RFPs throughout 2026 and 2027 for resource needs as part of their Upper Midwest resource planning efforts.
Large Load Agreement — Pine Island Data Center — In the first quarter of 2026, NSP-Minnesota entered into an ESA to power a new Google data center in Minnesota. Under the agreement, Google will pay all costs for its new service for the duration of the contract, in accordance with Minnesota’s regulatory and legislative requirements for large loads. If approved, the agreement is expected to result in approximately $1.1 billion of benefits to NSP-Minnesota’s customers. A request for approval of the ESA, including a proposed Clean Energy Accelerator Charge for 1,900 MW of clean energy resources, was filed with the MPUC in April 2026. A decision is expected in early 2027.
Approvals for 1,000 MW of resources for the Clean Energy Accelerator program have been received as part of existing resource acquisition processes. The remaining resources are expected to be requested in those processes by the second quarter of 2027.
PSCo
Pending and Recently Concluded Regulatory Proceedings
2025 Colorado Electric Rate Case — In November 2025, PSCo filed an electric rate case with the CPUC seeking an increase in revenue of $356 million (9.9%) ($526 million inclusive of rider roll-ins). The request is based on a 9.8% ROE, an equity ratio of 55% and a 2025 test year with a projected rate base of $13 billion.
In June 2026, PSCo, CPUC Staff and various other parties filed a comprehensive non-unanimous settlement agreement. The AARP, City of Boulder and the UCA opposed the settlement. Other parties either supported portions of the settlement or did not oppose it.
PSCo received a final decision from the CPUC in September 2026. Terms of the final decision include:
•Revenue increase (excluding rider roll-ins) of $184 million (5.2% total, or an annual average of 1.7% since the last rate case), based on a 2025 historical test year using a 13-month average.
•ROE of 9.3% and equity ratio of 54.5%.
•A performance framework applicable to the operation of Comanche Unit 3 coal facility from effective date of rates through 2029. PSCo also agreed to file a prudence review related to the outage at the unit (from August 2025 to September 2026) in June 2027.
•Continuation of previously authorized trackers and deferrals.
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
In July 2026, PSCo, CPUC Staff, the UCA, the Colorado Energy Office, Western Resource Advocates/Sierra Club, Energy Outreach Colorado and various other parties filed a comprehensive non-unanimous settlement agreement. Several parties either do not oppose or take no position on the settlement, and one transportation shipper opposes it. Key terms of the settlement include:
•Revenue increase of $123 million (7.5% total, or an annual average of 3.7% since the last rate case), based on a 2025 historic test year using a 13-month average rate base with forward looking known and measurable adjustments.
•ROE of 9.2% and equity ratio of 54.5%.
The CPUC approved the settlement agreement with minor modifications. Rates were implemented in October 2026.
2024 Colorado Electric Resource Plan — In October 2024, PSCo filed its Phase I electric resource plan with the CPUC. In November 2025, the CPUC approved a revised load forecast methodology and authorized the Company to initiate its request for proposals. PSCo filed a request for reconsideration of various aspects of the decision which were approved in February 2026.

The RFP for the Phase II competitive solicitation process was issued in the third quarter of 2026. This RFP is specifically seeking to acquire 500 MW of additional capacity by 2031 with potential upside for additional capacity as new large load customers are approved (after consideration of 3,800 MW of approved acquisitions from the Near-Term Procurement RFP). Bids are due in December 2026, and a CPUC decision is expected in the second half of 2027.
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
•ROE of 9.5%.
•Equity ratio of 54.70%.
A hearing on the non-unanimous stipulation took place in July 2026. On Oct. 23, 2026, SPS received the Hearing Examiners’ Report, which recommended NMPRC approval with certain minor modifications. Any exceptions are required to be filed by Nov. 2, 2026. An NMPRC decision is anticipated in the fourth quarter of 2026, with implementation of rates expected in December 2026.
SPS 2023 Integrated Resource Plan — In October 2023, SPS filed its IRP with the NMPRC, which supports projected load growth and increasing reliability requirements, and secures replacement energy and capacity for retiring resources.
In July 2024, SPS issued a RFP, seeking approximately 3,200 MW of accredited capacity by 2030. In July 2025, the portfolio selection report was publicly filed with the NMPRC. SPS filed for approval of approximately 2,800 MW of accredited resources, including approximately 4,000 MW of nameplate capacity company owned resources and approximately 500 MW of nameplate capacity PPAs. SPS has received NMPRC approval of the CCN filings for the assets. In October 2026, the PUCT approved the self build portfolio with the exception of the Plant X battery storage project. The approval includes performance and cost cap guarantees. SPS will be seeking rehearing on this decision.
In October 2025, SPS issued a RFP to solicit 870 MW of accredited capacity through 2032 (approximately 1,500 MW to 3,000 MW nameplate capacity, or more depending on resource mix), with additional resources to be evaluated to meet the New Mexico RPS compliance need. The portfolio selection report was publicly filed with the NMPRC in July 2026, with a preferred portfolio that contains approximately 2,600 MW of nameplate capacity company owned resources and approximately 1,300 MW of nameplate capacity PPAs. Project CCNs are expected to be filed in early 2027.
SPS 2026 IRP — In October 2026, SPS filed its 2026 IRP with the NMPRC, which demonstrates projected load growth and shows energy and capacity resource portfolio needs under three different load forecast scenarios. Based on these forecast scenarios and the progress of existing resource acquisition processes, SPS' initial IRP modeling identified resource needs of approximately 2,000 MW of incremental accredited capacity by 2034. Following NMPRC action on the IRP, SPS expects to issue a competitive all-source solicitation for new generation in mid-2027 with project selection expected in early 2028.
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

SPS — In the third quarter of 2026, SPS filed proposed tariff modifications in Texas to address new and certain existing loads over 75 MW. The proposed tariff includes a minimum initial term of 15 years, minimum bill provisions, termination and exit fees, and credit requirements. SPS expects to propose an incremental cost test applicable to this tariff in its next rate case.
SPS expects to file similar tariff modifications in New Mexico in the fourth quarter of 2026.

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
Clean Air Act
Power Plant Greenhouse Gas Regulations — In April 2024, the EPA published final rules addressing greenhouse gas emissions from the power sector. The rules establish requirements for new natural gas-fired generating units and emission guidelines for existing coal and certain natural gas generation. In September 2026, the EPA issued a final rule repealing portions of the 2024 rules, including carbon capture and storage (CCS) standards. The EPA simultaneously proposed to rescind the remaining power plant GHG regulations.
Endangerment Finding — In February 2026, the EPA issued a final rule repealing the 2009 Endangerment Finding and associated regulations addressing GHG emissions from new motor vehicles and engines under the Clean Air Act. Xcel Energy will monitor any additional actions and evaluate the impacts.
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
Fair value of net commodity trading contracts as of Sept. 30, 2026:

	Futures / Forwards Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
NSP-Minnesota (a)	$(7)	$(14)	$(1)	$—	$(22)
NSP-Minnesota (b)	(3)	(14)	(3)	(1)	(21)
PSCo (a)	(1)	—	—	—	(1)
PSCo (b)	—	—	—	—	—
	$(11)	$(28)	$(4)	$(1)	$(44)

	Options Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
NSP-Minnesota (b)	$—	$24	$4	$—	$28
	$—	$24	$4	$—	$28
(a)Prices actively quoted or based on actively quoted prices.
(b)Prices based on models and other valuation methods.
Changes in the fair value of commodity trading contracts before the impacts of margin-sharing for the nine months ended Sept. 30:

(Millions of Dollars)	2026	2025
Fair value of commodity trading net contracts outstanding at Jan. 1	$(15)	$(2)
Contracts realized or settled during the period	3	(1)
Commodity trading contract additions and changes during the period	(4)	(9)
Fair value of commodity trading net contracts outstanding at Sept. 30	$(16)	$(12)
A 10% increase and 10% decrease in forward market prices for Xcel Energy’s commodity trading contracts would have likewise increased and decreased pretax income from continuing operations by an immaterial amount and approximately $2 million at Sept. 30, 2026 and Sept. 30, 2025, respectively.
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

(Millions of Dollars)	Three Months Ended Sept. 30	Average	High	Low
2026	$—	$—	$—	$—
2025	—	—	1	—
Interest Rate Risk — Xcel Energy is subject to interest rate risk. Our risk management policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives.
A 100-basis point change in the benchmark rate on Xcel Energy’s variable rate debt would impact pretax interest expense annually by approximately $31 million and $13 million at Sept. 30, 2026 and 2025, respectively.
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
At Sept. 30, 2026, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $25 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $16 million. At Sept. 30, 2025, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $33 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $32 million.

Fair Value Measurements
Derivative contracts, with the exception of those designated as normal purchases and normal sales, are reported at fair value. Xcel Energy’s investments held in the nuclear decommissioning fund, rabbi trusts, pension and other postretirement funds are also subject to fair value accounting. See Note 8 to the consolidated financial statements for further information.

Liquidity and Capital Resources
Cash Flows
Operating Cash Flows

(Millions of Dollars)	Nine Months Ended Sept. 30
Cash provided by operating activities — 2025	$3,874

Components of change — 2026 vs. 2025
Higher net income	651
Non-cash transactions	(206)
Changes in deferred income taxes	7
Changes in working capital	454
Changes in net regulatory and other assets and liabilities	88
Cash provided by operating activities — 2026	$4,868
Net cash provided by operating activities increased $994 million for the nine months ended Sept. 30, 2026 compared with the prior year. The increase was largely due to higher net income and insurance reimbursements for the Marshall Wildfire and Smokehouse Creek Fire Complex settlement activity.
Investing Cash Flows

(Millions of Dollars)	Nine Months Ended Sept. 30
Cash used in investing activities — 2025	$(7,492)

Components of change — 2026 vs. 2025
Increased capital expenditures	(1,785)
Other investing activities	50
Cash used in investing activities — 2026	$(9,227)
Net cash used in investing activities increased $1,735 million for the nine months ended Sept. 30, 2026 compared with the prior year. The increase in capital expenditures was largely due to continued system investment in renewable and transmission projects.
Financing Cash Flows

(Millions of Dollars)	Nine Months Ended Sept. 30
Cash provided by financing activities — 2025	$4,491

Components of change — 2026 vs. 2025
Higher net short-term debt proceeds	875
Higher long-term debt issuances, net of repayments	1,607
Lower proceeds from issuance of common stock	(312)
Other financing activities	(93)
Cash provided by financing activities — 2026	$6,568
Net cash provided by financing activities increased $2,077 million for the nine months ended Sept. 30, 2026 compared with the prior year. The increase was largely related to additional debt to fund capital investment, partially offset by decreased issuances of common stock.
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
Short-Term Investments — Xcel Energy Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS maintain cash operating and short-term investment accounts.
Credit Facilities — As of October 28, 2026, Xcel Energy Inc. and its utility subsidiaries had the following committed credit facilities available to meet liquidity needs:

(Millions of Dollars)	Credit Facility (a)	Drawn (b)	Available	Cash	Liquidity
Xcel Energy Inc.	$2,000	$1,290	$710	$41	$751
PSCo	1,200	48	1,152	659	1,811
NSP-Minnesota	800	44	756	237	993
SPS	600	—	600	637	1,237
NSP-Wisconsin	150	—	150	75	225
Total	$4,750	$1,382	$3,368	$1,649	$5,017
(a)Credit facilities expire in December 2029.
(b)Includes outstanding commercial paper and letters of credit.
Term Loan Agreement — In January 2026, Xcel Energy Inc. entered into a $1.5 billion, 364-Day Delayed Draw Term Loan Agreement and as of October 28, 2026 had borrowed $1.5 billion under the term loan facility.
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
Capital Expenditures — Base capital expenditures for Xcel Energy for 2027 through 2031:

	Base Capital Forecast (Millions of Dollars)
By Regulated Utility	2027	2028	2029	2030	2031	Total
SPS	$6,720	$6,390	$7,000	$2,890	$2,820	$25,820
NSP-Minnesota	4,660	4,860	6,010	4,920	4,390	24,840
PSCo	3,860	2,730	1,650	4,740	3,120	16,100
NSP-Wisconsin	1,190	860	610	510	430	3,600
Other (a)	(130)	(170)	(80)	10	10	(360)
Total base capital expenditures	$16,300	$14,670	$15,190	$13,070	$10,770	$70,000
(a)Other category includes intercompany transfers for equipment with long lead times.

	Base Capital Forecast (Millions of Dollars)
By Function	2027	2028	2029	2030	2031	Total
Renewables	$4,820	$4,320	$6,760	$3,800	$1,660	$21,360
Electric Transmission	3,550	3,630	3,810	3,750	3,820	18,560
Electric Distribution	3,070	2,850	1,770	3,030	2,940	13,660
Electric Generation	3,150	2,510	1,450	1,070	1,030	9,210
Natural Gas	840	650	650	810	770	3,720
Other	870	710	750	610	550	3,490
Total base capital expenditures	$16,300	$14,670	$15,190	$13,070	$10,770	$70,000
The plan does not include any potential incremental generation from the current generation RFPs across jurisdictions, investments to serve future large load customers or additional transmission investment that may come from future planning processes including MISO and SPP.
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
Financing for Capital Expenditures through 2031 — Xcel Energy issues debt and equity securities to refinance retiring debt maturities, reduce short-term debt, fund capital programs, infuse equity in subsidiaries, fund asset acquisitions and for general corporate purposes. Current estimated financing plans of Xcel Energy for 2027-2031 (includes the impact of tax credit transferability):

(Millions of Dollars)
Funding Capital Expenditures
Cash from operations (a)	$35,810
New debt (b)	26,190
Equity issuances (c)	8,000
Base capital expenditures 2027-2031	$70,000

Maturing Debt	$5,630
(a)Net of dividends and pension funding.
(b)Reflects a combination of short and long-term debt; net of refinancing.
(c)Amount could include other financing instruments that receive equity credit from the credit rating agencies.
2026 Financing Activity — Xcel Energy and its utility subsidiaries issued the following long-term debt:

Issuer	Security	Amount		Tenor	Coupon
Xcel Energy Inc.	Junior subordinated notes	$800	million	30 year	5.75% fixed-to-fixed reset rate
PSCo	First mortgage bonds	1,300	million	3 year & 10 year	4.15% & 5.05%
NSP-Minnesota	First mortgage bonds	1,200	million	10 year & 30 year	4.85% & 5.55%
NSP-Wisconsin	First mortgage bonds	250	million	15 year	5.48%
SPS	First mortgage bonds	1,200	million	10 year & 30 year	5.30% & 5.875%
PSCo	First mortgage bonds	800	million	10 year (a) & 30 year	5.35% & 6.20%
(a)2024 10 year financing re-opened in 2026. Bonds are due in 2034.

In the third quarter of 2026, 10.5 million shares were issued (net proceeds of $819 million) in settlements of forward sale agreements or in ATM cash transactions.
During the nine months ended Sept. 30, 2026, Xcel Energy Inc. entered forward sale agreements for shares of common stock totaling 62.1 million shares (minimum expected proceeds of $4.1 billion). As of Sept. 30, 2026, 79.4 million shares remain unsettled on forward equity agreements and collared forward equity agreements (minimum expected proceeds of $5.8 billion).
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
Earnings Guidance and Long-Term EPS and Dividend Growth Rate Objectives
Xcel Energy 2026 Earnings Guidance — Xcel Energy’s 2026 ongoing earnings guidance is a narrowed range of $4.10 to $4.16 per share, from the original guidance of $4.04 to $4.16 per share. (a)
Key assumptions as compared with 2025 actual levels unless noted:
•Constructive outcomes in all pending rate case and regulatory proceedings.
•Normal weather patterns for the remainder of the year.
•Weather-normalized retail electric sales are projected to increase ~3%.
•Weather-normalized retail firm natural gas sales are projected to be flat.
•Capital rider revenue is projected to increase $370 million to $380 million. The decrease from prior guidance is primarily offset by depreciation and AFUDC impacts.
•O&M expenses are projected to increase ~5%.

•Depreciation expense is projected to increase approximately $100 million to $110 million. The decrease from prior guidance is primarily offset by lower revenue.
•Property taxes are projected to increase $30 million to $40 million.
•Interest expense (net of AFUDC - debt) is projected to increase $290 million to $300 million, net of interest income.
•AFUDC - equity is projected to increase $180 million to $190 million. The increase from prior guidance is primarily offset by lower revenue.
Xcel Energy 2027 Earnings Guidance — Xcel Energy’s 2027 ongoing earnings guidance is a range of $4.48 to $4.62 per share. (a)
Key assumptions as compared with 2026 actual levels unless noted:
•Constructive outcomes in all pending rate case and regulatory proceedings.
•Normal weather patterns for the year.
•Weather-normalized retail electric sales are projected to increase ~5%.
•Weather-normalized retail firm natural gas sales are projected to increase ~1%.
•Capital rider revenue is projected to increase $560 million to $570 million.
•O&M expenses are projected to increase ~4%.
•Depreciation expense is projected to increase approximately $460 million to $470 million.
•Property taxes are projected to increase $30 million to $40 million.
•Interest expense (net of AFUDC - debt) is projected to increase $320 million to $330 million, net of interest income.
•AFUDC - equity is projected to increase $250 million to $260 million.
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

ITEM 6 — EXHIBITS

*	Indicates incorporation by reference

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation of Xcel Energy Inc., dated May 17, 2012	Xcel Energy Inc. Form 8-K dated May 16, 2012	3.01
3.02*	Bylaws of Xcel Energy Inc., as Amended and Restated on August 23, 2023	Xcel Energy Inc Form 8-K dated August 23, 2023	3.02
4.01*	Supplemental Indenture No. 39 dated as of August 1, 2026, between Public Service Company of Colorado and U.S. Bank Trust Company, National Association, as successor Trustee, creating $650 million principal amount of 6.20% First Mortgage Bonds, Series No. 47 due 2056.	PSCo Form 8-K dated August 10, 2026	4.03
10.01
First Amendment, dated as of September 24, 2026, to Fifth Amended and Restated Credit Agreement, dated as of May 6, 2025, among Xcel Energy Inc., as Borrower, the several lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent for the lenders.

10.02
First Amendment, dated as of September 24, 2026, to 364-Day Delayed Draw Term Loan Agreement dated as of January 30, 2026, among Xcel Energy Inc., as Borrower, the several lenders party thereto, and U.S. Bank National Association, as Administrative Agent for the lenders.

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

XCEL ENERGY INC.

October 29, 2026	By:	/s/ MELISSA L. OSTROM
Melissa L. Ostrom
Senior Vice President, Controller
(Principal Accounting Officer)

	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)